Form 10-Q
period 2013-06-30
GEO GROUP INC
filed 2013-08-08
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

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

As of August 6, 2013, the registrant had 72,000,856 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2013 AND JULY 1, 2012

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Revenues	$381,653	$371,173	$758,684	$731,215
Operating expenses	279,246	269,141	560,043	539,861
Depreciation and amortization	23,657	22,962	46,592	45,201
General and administrative expenses	27,363	26,129	59,403	52,715

Operating income	51,387	52,941	92,646	93,438
Interest income	1,165	1,761	2,349	3,568
Interest expense	(21,103)	(20,618)	(40,444)	(41,424)
Loss on extinguishment of debt	(5,527)	—	(5,527)	—

Income before income taxes, equity in earnings of affiliates and discontinued operations	25,922	34,084	49,024	55,582
Income tax (benefit) provision	(7,268)	13,660	(6,387)	22,150
Equity in earnings of affiliates, net of income tax provision of $417, $303, $894 and $624, respectively	1,029	430	2,246	1,178

Income from continuing operations	34,219	20,854	57,657	34,610
Income from discontinued operations, net of income tax provision of $0, $973, $0 and $1,729, respectively	—	1,622	—	2,925

Net income	34,219	22,476	57,657	37,535
Net (income) loss attributable to noncontrolling interests	(12)	25	(30)	(9)

Net income attributable to The GEO Group, Inc.	$34,207	$22,501	$57,627	$37,526

Weighted-average common shares outstanding:
Basic	71,083	60,839	70,967	60,803
Diluted	71,607	61,066	71,510	60,984
Income per common share attributable to The GEO Group, Inc.:
Basic:
Income from continuing operations	$0.48	$0.34	$0.81	$0.57
Income from discontinued operations	—	0.03	—	0.05

Income per common share attributable to The GEO Group, Inc.—basic	$0.48	$0.37	$0.81	$0.62

Diluted:
Income from continuing operations	$0.48	$0.34	$0.81	$0.57
Income from discontinued operations	—	0.03	—	0.05

Income per common share attributable to The GEO Group, Inc.—diluted	$0.48	$0.37	$0.81	$0.62

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2013 AND JULY 1, 2012

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net income	$34,219	$22,476	$57,657	$37,535
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax (benefit) provision of $0, $(195), $0 and $125, respectively	(5,328)	(2,068)	(6,661)	(142)
Pension liability adjustment, net of tax benefit of $25, $19, $51 and $38, respectively	40	29	81	59
Unrealized gain (loss) on derivative instrument classified as cash flow hedge, net of tax provision (benefit) of $16, ($203), $77 and ($220), respectively	28	(430)	140	(399)

Total other comprehensive loss, net of tax	(5,260)	(2,469)	(6,440)	(482)

Total comprehensive income	28,959	20,007	51,217	37,053
Comprehensive (income) loss attributable to noncontrolling interests	19	58	42	(4)

Comprehensive income attributable to The GEO Group, Inc.	$28,978	$20,065	$51,259	$37,049

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2013 AND DECEMBER 31, 2012

(In thousands, except share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$38,511	$31,755
Restricted cash and investments (including VIEs[1] of $6,308 and $6,182, respectively)	15,646	15,654
Accounts receivable, less allowance for doubtful accounts of $2,163 and $2,546, respectively	239,001	246,635
Current deferred income tax assets	18,290	18,290
Prepaid expenses and other current assets	25,142	24,849

Total current assets	336,590	337,183

Restricted Cash and Investments (including VIEs of $16,943 and $15,521, respectively)	37,748	32,756
Property and Equipment, Net (including VIEs of $25,544 and $25,840, respectively)	1,739,986	1,687,159
Assets Held for Sale	1,200	3,243
Direct Finance Lease Receivable	20,445	26,757
Non-Current Deferred Income Tax Assets	2,532	2,532
Goodwill	490,216	490,308
Intangible Assets, Net	170,743	178,318
Other Non-Current Assets	88,742	80,938

Total Assets	$2,888,202	$2,839,194

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$47,391	$50,110
Accrued payroll and related taxes	34,314	39,322
Accrued expenses	109,179	116,557
Current portion of capital lease obligations, long-term debt and non-recourse debt (including VIEs of $5,450 and $5,200, respectively)	22,341	53,882

Total current liabilities	213,225	259,871

Non-Current Deferred Income Tax Liabilities	15,703	15,703
Other Non-Current Liabilities	74,137	82,025
Capital Lease Obligations	11,426	11,926
Long-Term Debt	1,444,475	1,317,529
Non-Recourse Debt (including VIEs of $11,588 and $16,997 respectively)	93,352	104,836
Commitments and Contingencies (Note 12)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 86,586,630 and 86,007,433 issued and 72,000,856 and 71,417,034 outstanding, respectively	865	860
Additional paid-in capital	841,097	832,230
Earnings in excess of distributions	250,767	264,667
Accumulated other comprehensive income (loss)	(3,698)	2,670
Treasury stock, 14,585,774 and 14,590,399 shares, at cost, respectively	(53,597)	(53,615)

Total shareholders’ equity attributable to The GEO Group, Inc.	1,035,434	1,046,812
Noncontrolling interests	450	492

Total shareholders’ equity	1,035,884	1,047,304

Total Liabilities and Shareholders’ Equity	$2,888,202	$2,839,194

[1]	Variable interest entities or “VIEs”

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE SIX MONTHS ENDED

JUNE 30, 2013 AND JULY 1, 2012

(In thousands)

	Six Months Ended
	June 30, 2013	July 1, 2012
Cash Flow from Operating Activities:
Net Income	$57,657	$37,535
Net income attributable to noncontrolling interests	(30)	(9)

Net income attributable to The GEO Group, Inc.	57,627	37,526
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Stock-based compensation	705	1,433
Loss on extinguishment of debt	5,527	—
Depreciation and amortization expense	46,632	45,201
Amortization of debt issuance costs, discount and/or premium	3,015	1,369
Restricted stock expense	2,640	2,061
Provision for doubtful accounts	158	517
Equity in earnings of affiliates, net of tax	(2,246)	(1,178)
Income tax (benefit) provision related to equity compensation	(1,308)	270
Release of reserve for uncertain tax positions	(6,356)	—
Loss on sale/disposal of property and equipment	603	915
Changes in assets and liabilities:
Changes in accounts receivable, prepaid expenses and other assets	9,501	23,373
Changes in accounts payable, accrued expenses and other liabilities	(15,184)	5,445

Cash provided by operating activities—continuing operations	101,314	116,932
Cash provided by operating activities—discontinued operations	—	10,034

Net cash provided by operating activities	101,314	126,966

Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	51	231
Proceeds from sale of assets held for sale	1,968	297
Net working capital adjustment from RTS divestiture	(996)	—
Change in restricted cash and investments	(5,910)	553
Capital expenditures	(89,921)	(69,536)

Cash used in investing activities—continuing operations	(94,808)	(68,455)
Cash used in investing activities—discontinued operations	—	(2,537)

Net cash used in investing activities	(94,808)	(70,992)

Cash Flow from Financing Activities:
Distribution to noncontrolling interests	—	(5,758)
Proceeds from long term debt	785,000	145,000
Payments on long-term debt	(697,748)	(169,282)
Payments for retirement of common stock	—	(1,035)
Proceeds from reissuance of treasury stock in connection with ESPP	155	—
Debt issuance costs	(17,017)	(44)
Income tax benefit (provision) related to equity compensation	1,308	(270)
Proceeds from the exercise of stock options	4,082	396
Cash dividends paid	(71,527)	—

Net cash provided by (used in) financing activities	4,253	(30,993)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4,003)	(43)

Net Increase in Cash and Cash Equivalents	6,756	24,938
Cash and Cash Equivalents, beginning of period	31,755	43,378

Cash and Cash Equivalents, end of period	$38,511	$68,316

Supplemental Disclosures:
Non-cash Investing and Financing activities:
Capital expenditures in accounts payable and accrued expenses	$2,739	$6,801

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”), is a real estate investment trust (“REIT”) specializing in the ownership, leasing and management of correctional, detention and re-entry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa, the United Kingdom and Canada. The Company owns, leases and operates a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, as well as community based re-entry facilities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. GEO provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). As of June 30, 2013, the Company’s worldwide operations included the management and/or ownership of approximately 72,000 beds at 95 correctional and detention facilities, including projects under development, and also included the provision of monitoring of more than 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

The Company’s unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013 for the fiscal year ended December 31, 2012. The accompanying December 31, 2012 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Form 10-Q have been made. Results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2013, or for any other future interim or annual periods.

REIT Conversion - GEO began operating as a REIT for federal income tax purposes effective January 1, 2013. As a result of the REIT conversion, GEO reorganized its operations and moved non-real estate components into taxable REIT subsidiaries (“TRS”). Through the TRS structure, the portion of GEO’s businesses which are non-real estate related, such as its managed-only contracts, international operations, electronic monitoring services, and other non-residential and community based facilities, are part of wholly-owned taxable subsidiaries of the REIT. Most of GEO’s business segments, which are real estate related and involve company-owned and company-leased facilities, are part of the REIT. The TRS structure allows the Company to maintain the strategic alignment of almost all of its diversified business segments under one entity. The TRS assets and operations will continue to be subject to federal and state corporate income taxes and to foreign taxes as applicable in the jurisdictions in which those assets and operations are located. As a REIT, GEO is required to make distributions of its REIT taxable income to its shareholders. Refer to Note 5 - Shareholders’ Equity.

Divestiture of Residential Treatment Services - The operating results of Residential Treatment Services (“RTS”), which was divested on December 31, 2012, have been retroactively reclassified to discontinued operations for the three and six months ended July 1, 2012. Refer to Note 8 - Discontinued Operations.

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

Fiscal Year - In connection with the REIT conversion, effective December 31, 2012, the Company changed to a calendar year from a fiscal year that ended on the Sunday closest to the calendar year end and changed its fiscal quarters to coincide with each calendar quarter. The second fiscal quarter of 2013 began on April 1, 2013 and ended on June 30, 2013, and is referred to as the three months ended June 30, 2013. The six month period of 2013 began on January 1, 2013 and ended on June 30, 2013, and is referred to as the six months ended June 30, 2013. The second fiscal quarter of 2012 began on April 2, 2012 and ended on July 1, 2012, and is referred to as the three months ended July 1, 2012. The six month period of 2012 began on January 2, 2012 and ended on July 1, 2012, and is referred to as the six months ended July 1, 2012.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets, other intangible assets acquired and liabilities assumed, including noncontrolling interests. Changes in goodwill from December 31, 2012 to June 30, 2013 are related solely to fluctuations in foreign currency exchange rates.

The Company has also recorded other finite and indefinite lived intangible assets as a result of business combinations completed prior to 2013. Changes in the gross carrying amounts from December 31, 2012 to June 30, 2013 are solely related to fluctuations in foreign currency exchange rates. The Company’s intangible assets include facility management contracts, non-compete agreements and the trade name and technology of BI, as follows (in thousands):

	June 30, 2013				December 31, 2012
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	13.4	$151,683	$(38,897)	$112,786	$151,913	$(33,141)	$118,772
Covenants not to compete	2.0	8,570	(8,570)	—	8,570	(8,495)	75
Technology	7.0	21,200	(7,243)	13,957	21,200	(5,729)	15,471
Trade name (Indefinite lived)	Indefinite	44,000	—	44,000	44,000	—	44,000

Total acquired intangible assets		$225,453	$(54,710)	$170,743	$225,683	$(47,365)	$178,318

Amortization expense was $3.6 million and $7.3 million, respectively, for the three months and six months ended June 30, 2013. Amortization expense was $4.6 million and $9.2 million, respectively, for the three months and six months ended July 1, 2012. Amortization expense was primarily related to the U.S. Corrections & Detention and GEO Community Services segments’ amortization of acquired facility management contracts. As of June 30, 2013, the weighted average period before the next contract renewal or extension for the facility management contracts was approximately 1.3 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the contractual periods.

Estimated amortization expense related to the Company’s finite-lived intangible assets for the remainder of fiscal year 2013 through fiscal year 2017 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2013	$7,266
2014	14,531
2015	14,531
2016	14,531
2017	14,531
Thereafter	61,353

$126,743

3. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements at June 30, 2013
	Carrying Value at June 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap derivative assets	$4,599	$—	$4,599	$—
Restricted investments:
Guaranteed Investment Contract	5,742	—	5,742	—
Rabbi Trust	8,163	8,163	—	—
Fixed income securities	1,996	—	1,996	—
Liabilities:
Interest rate swap derivative liabilities	$490	$—	$490	$—

		Fair Value Measurements at December 31, 2012
	Carrying Value at December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap derivative assets	$6,212	$—	$6,212	$—
Restricted investments:
Guaranteed Investment Contract	5,742	—	5,742	—
Rabbi Trust	7,718	7,718	—	—
Fixed income securities	2,152	—	2,152	—
Liabilities:
Interest rate swap derivative liabilities	$708	$—	$708	$—

The Company’s Level 1 investment included in the tables above as of June 30, 2013 and December 31, 2012 relates to the Company’s rabbi trust established for GEO employee and employer contributions to The GEO Group Inc. Non-qualified Deferred Compensation Plan. These contributions are invested in cash and mutual funds for which quoted market prices in active markets are available.

The Company’s Level 2 financial instruments included in the tables above as of June 30, 2013 and December 31, 2012 consist of an interest rate swap liability held by the Company’s Australian subsidiary, other interest rate swap assets of the Company, an investment in Canadian dollar denominated fixed income securities, and a guaranteed investment contract which is a restricted investment related to CSC of Tacoma LLC (“CSC”). The Australian subsidiary’s interest rate swap liability is valued using a discounted cash flow model based on projected Australian borrowing rates. The Company’s other interest rate swap assets are based on pricing models which consider prevailing interest rates, credit risk and similar instruments. The Canadian dollar denominated securities, not actively traded, are valued using quoted rates for these and similar securities. The restricted investment in the guaranteed investment contract is valued using quoted rates for these and similar securities.

4. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at June 30, 2013 and December 31, 2012 (in thousands):

		Estimated Fair Value Measurements at June 30, 2013
	Carrying Value as of June 30, 2013	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$38,511	$38,511	$38,511	$—	$—
Restricted cash	39,489	39,489	39,489	—	—
Liabilities:
Borrowings under Senior Credit Facility	$595,000	$597,250	$—	$597,250	$—
7 3/4% Senior Notes	247,756	262,345	—	262,345	—
6.625% Senior Notes	300,000	316,314	—	316,314	—
5.125% Senior Notes	300,000	288,375	—	288,375	—
Non-recourse debt, Australian subsidiary	27,817	28,531	—	28,531	—
Other non-recourse debt, including current portion	83,665	86,639	—	86,639	—

		Estimated Fair Value Measurements at December 31, 2012
	Carrying Value as of December 31, 2012	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$31,755	$31,755	$31,755	$—	$—
Restricted cash	34,949	34,949	34,949	—	—
Liabilities:
Borrowings under Senior Credit Facility	$797,430	$803,097	$—	$803,097	$—
7 3/4% Senior Notes	247,543	270,313	—	270,313	—
6.625% Senior Notes	300,000	335,814	—	335,814	—
Non-recourse debt, Australian subsidiary	34,832	34,973	—	34,973	—
Other non-recourse debt, including current portion	88,650	91,345	—	91,345	—

The fair values of the Company’s cash and cash equivalents, and restricted cash approximates the carrying values of these assets at June 30, 2013 and December 31, 2012. Restricted cash consists of debt service funds used for payments on the Company’s non-recourse debt and rabbi trust funds. The fair values of the Company’s 7 3/4% senior unsecured notes due 2017 (“7 3/4% Senior Notes”), 6.625% senior unsecured notes due 2021 (“6.625% Senior Notes”), and the 5.125% senior unsecured notes due 2023 (“5.125% Senior Notes”), although not actively traded, are based on published financial data for these instruments. The fair values of the Company’s non-recourse debt related to South Texas Local Development Corporation (“STLDC”) and Washington Economic Development Finance Authority (“WEDFA”) are based on market prices for similar instruments. The fair value of the non-recourse debt related to the Company’s Australian subsidiary is estimated using a discounted cash flow model based on current Australian borrowing rates for similar instruments. The fair value of borrowings under the Senior Credit Facility is based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.

5. SHAREHOLDERS’ EQUITY

The following table presents the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests (in thousands):

	Common shares		Additional Paid-In Capital	Earnings in Excess of Distributions	Accumulated Other Comprehensive Income (Loss)	Treasury shares		Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2012	71,417	$860	$832,230	$264,667	$2,670	14,590	$(53,615)	$492	$1,047,304
Proceeds from exercise of stock options	234	2	4,080	—	—	—	—	—	4,082
Tax benefit related to equity compensation	—	—	1,308	—	—	—	—	—	1,308
Stock based compensation expense	—	—	705	—	—	—	—	—	705
Restricted stock granted	345	3	(3)	—	—		—	—	—
Amortization of restricted stock	—	—	2,640	—	—	—	—	—	2,640
Dividends paid	—	—	—	(71,527)	—	—	—	—	(71,527)
Re-issuance of treasury shares (ESPP)	5	—	137	—	—	(5)	18	—	155
Net income	—	—	—	57,627	—	—	—	30	57,657
Other comprehensive income (loss)	—	—	—	—	(6,368)	—	—	(72)	(6,440)

Balance, June 30, 2013	72,001	$865	$841,097	$250,767	$(3,698)	14,585	$(53,597)	$450	$1,035,884

REIT Distributions

As a REIT, GEO is required to distribute annually at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain) and began paying regular quarterly REIT dividends in 2013. The amount, timing and frequency of future dividends, however, will be at the sole discretion of GEO’s Board of Directors (“the Board”) and will be declared based upon various factors, many of which are beyond GEO’s control, including, GEO’s financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income taxes that GEO otherwise would be required to pay, limitations on distributions in GEO’s existing and future debt instruments, limitations on GEO’s ability to fund distributions using cash generated through GEO’s TRS and other factors that GEO’s Board may deem relevant. Dividends of $0.50 per share of common stock were paid during the quarter ended March 31, 2013. Dividends of $0.50 per share of common stock were paid during the quarter ended June 30, 2013.

Prospectus Supplement

On May 8, 2013, the Company filed with the Securities and Exchange Commission a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $100 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and equity distribution agreement entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no sales of shares of the Company’s common stock under the prospectus supplement during the six months ended June 30, 2013.

Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in shareholders’ equity from transactions and other events and circumstances arising from non-shareholder sources. The Company’s total comprehensive income is comprised of net income attributable to GEO, net income attributable to noncontrolling interests, foreign currency translation adjustments that arise from consolidating foreign operations that do not impact cash flows, net unrealized gains and/or losses on derivative instruments, and pension liability adjustments in the consolidated statements of shareholders’ equity and comprehensive income.

The components of accumulated other comprehensive income (loss) attributable to GEO included in the consolidated statement of shareholders’ equity are as follows:

	Six Months Ended June 30, 2013 (In thousands)
	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc. [1]	Unrealized (loss)/gain on derivatives, net of tax	Pension adjustments, net of tax	Total
Beginning balance	$5,755	$(457)	$(2,628)	$2,670
Current-period other comprehensive (loss) income	(6,589)	140	81	(6,368)

Ending Balance	$(834)	$(317)	$(2,547)	$(3,698)

[1]	The foreign currency translation, net of tax, related to noncontrolling interests was not significant at June 30, 2013 or December 31, 2012, respectively.

6. EQUITY INCENTIVE PLANS

As of June 30, 2013, under the 2006 Stock Incentive Plan (“2006 Plan”), the Company had 1,704,344 shares of common stock available for issuance pursuant to future awards that may be granted under the plan of which up to 404,104 shares were available for the issuance of awards other than stock options.

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. A summary of the activity of stock option awards issued and outstanding under Company plans is as follows for the six months ended June 30, 2013:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at December 31, 2012	1,198	$18.92	6.85	$11,090
Options granted	—	—
Options exercised	(234)	$17.43
Options forfeited/canceled/expired	(5)	$21.34

Options outstanding at June 30, 2013	959	$19.28	6.75	$14,074

Options vested and expected to vest at June 30, 2013	929	$19.21	6.71	$13,701

Options exercisable at June 30, 2013	594	$18.23	6.13	$9,346

The Company did not grant any stock options during the six months ended June 30, 2013. For the six months ended June 30, 2013 and July 1, 2012, the amount of stock-based compensation expense related to stock options was $0.7 million and $1.4 million, respectively. As of June 30, 2013, the Company had $1.8 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock

Compensation expense for nonvested stock awards is recorded over the vesting period based on the fair value at the date of grant. Generally, the restricted stock awards vest in equal increments over either a three or four year period. The Company has issued share-based awards with service-based, performance-based and market-based vesting criteria.

A summary of the activity of restricted stock outstanding is as follows for the six months ended June 30, 2013:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at December 31, 2012	670	$18.14
Granted	345	37.40
Vested	(131)	21.29
Forfeited/canceled	—	—

Restricted stock outstanding at June 30, 2013	884	$23.00

During the six months ended June 30, 2013, the Company granted 345,060 shares of restricted stock to certain employees and executive officers. Of these awards, 92,810 are performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2013, 2014 and 2015.

The vesting of these performance-based restricted stock grants are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 75% of the shares of restricted stock (“Target Award”) can vest at the end of a three-year performance period if GEO meets certain total shareholder return (“TSR”) performance targets, as compared to the total shareholder return of a peer group of companies, during 2013, 2014 and 2015; and (ii) up to 25% of the shares of restricted stock (“Target Award”) can vest at the end of a three-year period if GEO meets certain return on capital employed (“ROCE”) performance targets in 2013, 2014 and 2015. These performance awards can vest at between 0% and 200% of the Target Awards for both metrics. The number of shares shown for the performance-based awards is based on the Target Awards for both metrics.

The metric related to ROCE is considered to be a performance condition. For share-based awards that contain a performance condition, the achievement of the targets must be probable before any share-based compensation expense is recorded. The Company reviews the likelihood of which target in the range will be achieved and if deemed probable, compensation expense is recorded at that time. If subsequent to initial measurement there is a change in the estimate of the probability of meeting the performance condition, the effect of the change in the estimated quantity of awards expected to vest is recognized by cumulatively adjusting compensation expense. If ultimately the performance targets are not met, for any awards where vesting was previously deemed probable, previously recognized compensation expense will be reversed in the period in which vesting is no longer deemed probable. The fair value of these awards was determined based on the closing price of the Company’s common stock on the date of grant.

The metric related to TSR is considered to be a market condition. For share-based awards that contain a market condition, the probability of satisfying the market condition must be considered in the estimate of grant-date fair value and previously recorded compensation expense is not reversed if the market condition is never met. The fair value of these awards was determined based on a Monte Carlo simulation, which calculates a range of possible outcomes and the probabilities that they will occur, using the following key assumptions: (i) volatility of 26.6%; (ii) beta of 0.681; and (iii) risk free rate of 0.42%.

For the six months ended June 30, 2013 and July 1, 2012, the Company recognized $2.6 million and $2.1 million, respectively, of compensation expense related to its restricted stock awards. As of June 30, 2013, the Company had $18.2 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 3.1 years.

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

The Plan is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Plan are made on the last day of each month. During the six months ended June 30, 2013, 4,625 shares were issued out of the Company’s treasury stock in connection with the Plan.

7. EARNINGS PER SHARE FROM CONTINUING OPERATIONS

Basic earnings per share is computed by dividing the income from continuing operations attributable to The GEO Group, Inc. shareholders by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share (“EPS”) from continuing operations were calculated for the three and six months ended June 30, 2013 and July 1, 2012 as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Income from continuing operations	$34,219	$20,854	$57,657	$34,610
Net (income) loss attributable to noncontrolling interests	(12)	25	(30)	(9)

Net income from continuing operations attributable to The GEO Group, Inc.	34,207	20,879	57,627	34,601
Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	71,083	60,839	70,967	60,803

Per share amount from continuing operations	$0.48	$0.34	$0.81	$0.57

Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	71,083	60,839	70,967	60,803
Effect of dilutive securities: Stock options and restricted stock	524	227	543	181

Weighted average shares assuming dilution	71,607	61,066	71,510	60,984

Per share amount from continuing operations	$0.48	$0.34	$0.81	$0.57

Three Months

For the three months ended June 30, 2013 no shares of common stock underlying options or shares of restricted stock were anti-dilutive.

For the three months ended July 1, 2012 57,937 weighted average shares of common stock underlying options and 1,642 shares of restricted stock were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

Six Months

For the six months ended June 30, 2013 no shares of common stock underlying options or shares of restricted stock were anti-dilutive.

For the six months ended July 1, 2012 112,428 weighted average shares of common stock underlying options and 1,584 shares of restricted stock were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

8. DISCONTINUED OPERATIONS

The Company reports the results of operations of a component of an entity that either has been disposed of or is classified as held for sale or where the management contracts with that component have terminated, either by expiration or otherwise, in discontinued operations. The Company presents such events as discontinued operations so long as the financial results can be clearly identified, the future operations and cash flows are completely eliminated from ongoing operations, and so long as the Company does not have any significant continuing involvement in the operations of the component after the disposal or termination transaction.

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

Divestiture of RTS Operations

On December 31, 2012, the Company completed the divestiture of its RTS operating component, which was purchased by GEO Care Holdings LLC, an entity owned by certain current and former members of GEO’s management team (the “MBO Group”). Cash proceeds received on December 31, 2012 from the divestiture amounted to $33.3 million, net of an initial working capital adjustment, subject to a final working capital adjustment determined within 105 days of the transaction closing date. The final working capital adjustment resulted in a net cash sale price of $32.3 million In accordance with the purchase agreement, the MBO Group would also be obligated to pay up to an additional $5.0 million in purchase price on a contingent earn-out basis if certain potential future contract awards are received by RTS. In addition, the purchase agreement provides for (i) a purchase price adjustment in favor of the MBO Group in the event certain client consents are not obtained within one year following the divestiture, and (ii) a purchase price adjustment in favor of the MBO Group if certain key contracts (as defined in the Purchase Agreement) are terminated up to one year following the divestiture. There were no amounts recorded under these earn-out provisions during the three or six months ended June 30, 2013.

In connection with the RTS divestiture, the Company and GEO Care Holdings LLC entered into a services agreement pursuant to which the Company will provide accounting support, information systems services, legal support services, risk management services, property management and design services and office space for a five-year term in return for an annual fee of $1.8 million payable in equal monthly installments (the “Services Agreement”). The Company and GEO Care Holdings LLC also executed a license agreement pursuant to which the Company granted to GEO Care Holdings LLC an exclusive license for a five-year term to use the GEO Care service mark and domain name in connection with the RTS business in return for an annual fee of $0.4 million payable in equal monthly installments (the “License Agreement”). In addition, the Company and GEO Care Holdings LLC entered into employment agreements with certain executive officers in order to allocate the services to be provided by the executive officers and related compensation and benefits between the Company and GEO Care Holdings LLC. During the three and six months ended June 30, 2013, the Company earned fees under the above noted Services Agreement and License Agreement amounting to an aggregate of $0.6 million and $1.2 million, respectively, which have been recorded as an offset to operating expenses in the accompanying consolidated statements of operations.

During the three months ended July 1, 2012, RTS had revenue and pre-tax income of $41.2 million and $3.5 million, respectively. During the six months ended July 1, 2012, RTS had revenue and pre-tax income of $82.4 million and $5.5 million, respectively. The operating results and cash flows of RTS for the three and six months ended July 1, 2012 have been retrospectively reflected as discontinued operations in the accompanying consolidated statements of operations and cash flows.

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

During the three months ended July 1, 2012, revenues and a pre-tax loss relating to the operations of MDOC were $11.2 million and $(0.9) million, respectively. During the six months ended July 1, 2012, RTS had revenue and a pre-tax loss of $22.3 million and $(0.9) million, respectively. The operating results and cash flows relating to the operations of MDOC for the three and six months ended July 1, 2012 are reflected as discontinued operations in the accompanying consolidated statements of operations and cash flows.

All income from discontinued operations included in the consolidated statements of operations is attributable to The GEO Group, Inc.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

As of June 30, 2013, the Company had four interest rate swap agreements in the aggregate notional amount of $100.0 million. The Company has designated these interest rate swaps as hedges against changes in the fair value of a designated portion of the 7 3/4% Senior Notes due to changes in underlying interest rates. These swap agreements, which have payment, expiration dates and call provisions that mirror the terms of the 7 3/4% Senior Notes, effectively convert $100.0 million of the 7 3/4% Senior Notes into variable rate obligations. Each of the swaps has a termination clause that gives the counterparty the right to terminate the interest rate swaps at fair value, as defined in the swap agreements, under certain circumstances. In addition to the termination clause, the agreements also have call provisions which specify that the lender can elect to settle the swap for the call option price. Under the agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $100.0 million amount, while it makes a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.16% and 4.29%, also calculated on the notional $100.0 million amount. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the 7 3/4% Senior Notes. Total net losses, entirely offset by a corresponding increase in the fair value of the variable rate portion of the 7 3/4% Senior Notes, recognized and recorded in earnings related to these fair value hedges were $0.9 million and $1.6 million during the three months and six months ended June 30, 2013, respectively. As of June 30, 2013 and December 31, 2012, the swap assets’ fair values were $4.6 million and $6.2 million, respectively, and are included as Other Non-Current Assets in the accompanying consolidated balance sheets. There was no material ineffectiveness of these interest rate swaps during the quarters ended June 30, 2013 or July 1, 2012.

The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on its variable rate non-recourse debt to 9.7%. The Company has determined the swap, which has a notional amount of AUD 50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt to be an effective cash flow hedge. Accordingly, the Company records the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total unrealized gains recorded in other comprehensive income, net of tax, related to this cash flow hedge was $0.0 million and $0.1 million for the three months and six months ended June 30, 2013, respectively. The total fair value of the swap liability as of June 30, 2013 and December 31, 2012 was $0.5 million and $0.7 million, respectively, and is recorded as a component of other assets within the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).

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

The Company consolidates South Texas Local Development Corporation (“STLDC”), a VIE. STLDC was created to finance construction for the development of a 1,904-bed facility in Frio County, Texas. STLDC, the owner of the complex, issued $49.5 million in taxable revenue bonds and has an operating agreement with the Company, which provides the Company with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from the contract to be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to the Company to cover operating expenses and management fees. The Company is responsible for the entire operations of the facility including the payment of all operating expenses whether or not there are sufficient revenues. The bonds have a 10-year term and are non-recourse to the Company. At the end of the 10-year term of the bonds, title and ownership of the facility transfers from STLDC to the Company. The carrying value of the facility as of June 30, 2013 and December 31, 2012 was $25.7 million and $25.8 million, respectively, and is included in Property and Equipment in the accompanying consolidated balance sheets.

The Company does not consolidate its 50% owned South African joint venture interest in South African Custodial Services Pty. Limited (“SACS”), a VIE. SACS joint venture investors are GEO and Kensani Corrections, Pty. Ltd (an independent third party); each partner owns a 50% share. The Company has determined it is not the primary beneficiary of SACS since it does not have the power to direct the activities of SACS that most significantly impact its performance. As such, the Company’s investment in this entity is accounted for under the equity method of accounting. SACS was established and subsequently, in 2001, was awarded a 25-year contract to design, finance and build the Kutama Sinthumule Correctional Centre in Louis Trichardt, South Africa. To fund the construction of the prison SACS obtained long-term financing from its equity partners and lenders, the repayment of which is fully guaranteed by the South African government, except in the event of a default by SACS, in which case the government guarantee is reduced to 80%. The Company’s maximum exposure for loss under this contract is limited to its investment in the joint venture of $8.3 million at June 30, 2013 and its guarantees related to SACS that are discussed in Note 11 - Debt.

The Company does not consolidate its 50% owned joint venture in the United Kingdom. In February 2011, The GEO Group Limited, the Company’s wholly-owned subsidiary in the United Kingdom (“GEO UK”), executed a shareholders agreement (the “Shareholders Agreement”) with Amey Community Limited (“Amey”) and Amey UK PLC (“Amey Guarantor”) to form GEO Amey PECS Limited (“GEOAmey”), a private company limited by shares incorporated in England and Wales. GEOAmey was formed by GEO UK and Amey (an independent third party) for the purpose of performing prisoner escort and related custody services in England and Wales. In order to form this private company, GEOAmey issued share capital of £100 divided into 100 shares of £1 each and allocated the shares 50/50 to GEO UK and Amey. GEO UK and Amey each have three directors appointed to the board of directors and neither party has the power to direct the activities that most significantly impact the performance of GEOAmey. As such, the Company’s investment in this entity is accounted for under the equity method of accounting. Both parties provide lines of credit of £12 million, or $18.3 million, based on exchange rates in effect as of June 30, 2013, to ensure that GEOAmey can comply with future contractual commitments related to the performance of its operations. As of June 30, 2013, $18.4 million, including accrued interest, was owed to the Company by GEOAmey under the line of credit. GEOAmey commenced operations on August 29, 2011. Refer to Note 11—Debt for further discussion of the Company’s maximum exposure for loss relating to GEOAmey.

11. DEBT

Debt outstanding as of June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Credit Facility:
Term loan	$300,000	$563,625
Unamortized discount on term loan	—	(1,195)
Revolver	295,000	235,000

Total Senior Credit Facility	595,000	797,430
5.125% Senior Notes:
Notes due in 2023	300,000	—
6.625% Senior Notes:
Notes due in 2021	300,000	300,000
7 3/4% Senior Notes:
Notes due in 2017	250,000	250,000
Unamortized discount on Notes	(2,244)	(2,457)
Swap on Notes	4,599	6,212

Total 7 3/4% Senior Notes	252,355	253,755
Non-Recourse Debt :
Non-Recourse Debt	112,732	124,947
Unamortized discount on Non-Recourse Debt	(1,250)	(1,465)

Total Non-Recourse Debt	111,482	123,482
Capital Lease Obligations	12,422	12,994
Other debt	335	512

Total debt	1,571,594	1,488,173
Current portion of capital lease obligations, long-term debt and non-recourse debt	(22,341)	(53,882)
Capital Lease Obligations, long-term portion	(11,426)	(11,926)
Non-Recourse Debt	(93,352)	(104,836)

Long-Term Debt	$1,444,475	$1,317,529

New Credit Agreement

On April 3, 2013, the Company terminated its Forth Amended and Restated Credit Agreement (“Prior Senior Credit Facility”), which consisted of a Term Loan A, Term Loan A-2, Term Loan A-3, Term Loan B (“Prior Term Loans) and a Revolver (“Prior Revolver”), and entered into a new credit agreement by and among GEO and GEO Corrections Holdings, Inc., as Borrowers, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (the “Credit Agreement”). The Credit Agreement consists of a $300 million Term Loan B (the “Term Loan B”) bearing interest at LIBOR plus 2.50% (with a LIBOR floor of 0.75%), and a $700 million revolving credit facility (the “Revolver”) currently bearing interest at LIBOR plus 2.50% (with no LIBOR floor). The Revolver component is scheduled to mature on April 3, 2018 and the Term Loan B component is scheduled to mature on April 3, 2020. The Term Loan B and Revolver may be prepaid in whole or in part by the Company at any time without premium or penalty, subject to certain conditions.

The Company has accounted for the termination of the Prior Term Loans component of its Prior Senior Credit Facility as an extinguishment of debt and has accounted for the termination of the Prior Revolver component of the Prior Senior Credit Facility based upon the borrowing capacity accounting guidance for modification of revolving credit arrangements. Loan costs of $10.2 million were incurred in connection with the Credit Agreement transaction, of which $1.1 million was expensed as incurred as this amount was associated with the extinguishment of the Prior Term Loan component, and $9.1 million has been capitalized as deferred financing fees and is included in Other Non-Current Assets in the accompanying consolidated balance sheet as of June 30, 2013, and will be amortized to interest expense using an effective interest method throughout the term of the Revolver or Term Loan B as applicable. In addition, the Company wrote off $1.1 million in unamortized debt discount and $3.3 million of unamortized deferred financing costs pertaining to the Prior Term Loans related to the termination of the Prior Senior Credit Facility. The remaining unamortized deferred financing fees pertaining to the Prior Revolver will be amortized to interest expense using an effective interest method throughout the term of the Revolver.

As of June 30, 2013, the Company had $300.0 million in aggregate borrowings outstanding under the Term Loan B, $295.0 million in borrowings under the Revolver, and approximately $58.2 million in letters of credit which left $346.8 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of June 30, 2013 was 3.0%.

Indebtedness under the Revolver bears interest based on the Total Leverage Ratio, as defined in the Credit Agreement, as of the most recent determination date, as defined, in each of the instances below at the stated rate:

LIBOR borrowings	LIBOR plus 1.75% to 2.75%.
Base rate borrowings	Prime Rate plus 0.75% to 1.75%.
Letters of credit	1.75% to 2.75%.
Unused Revolver	0.35% to 0.375%.

The Credit Agreement contains certain customary representations and warranties, and certain customary covenants that restrict the Company’s ability to, among other things, (i) create, incur or assume indebtedness, (ii) create, incur, assume or permit liens, (iii) make loans and investments, (iv) engage in mergers, acquisitions and asset sales, (v) make restricted payments, (vi) issue, sell or otherwise dispose of capital stock, (vii) engage in transactions with affiliates, (viii) allow the total leverage ratio or senior secured leverage ratio to exceed certain maximum ratios or allow the interest coverage ratio to be less than a certain ratio, (ix) cancel, forgive, make any voluntary or optional payment or prepayment on, or redeem or acquire for value any senior notes, (x) alter the business the Company conducts, and (xi) materially impair the Company’s lenders’ security interests in the collateral for its loans.

The Credit Agreement requires the Company to meet certain financial covenants as follows: (i) the Company must not exceed a Total Leverage Ratio (as defined) of 5.75 to 1.00; (ii) the Company must not exceed a Senior Secured Leverage Ratio (as defined) of 3.50 to 1.00; (iii) there is an Interest Coverage Ratio (as defined) under which the lenders will not permit a ratio of less than 3.00 to 1.00 relative to (a) Adjusted EBITDA for any period of four consecutive fiscal quarters to (b) Interest Expense, less that attributable to non-recourse debt of unrestricted subsidiaries.

Events of default under the Credit Agreement include, but are not limited to, (i) the Company’s failure to pay principal or interest when due, (ii) the Company’s material breach of any representations or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) material environmental liability claims which have been asserted against the Company, and (viii) a change in control. All of the obligations under the Credit Agreement are unconditionally guaranteed by certain of the Company’s subsidiaries and secured by substantially all of the Company’s present and future tangible and intangible assets and all present and future tangible and intangible assets of each guarantor, including but not limited to (i) a first-priority pledge of substantially all of the outstanding capital stock owned by the Company and each guarantor, and (ii) perfected first-priority security interests in substantially all of the Company’s, and each guarantors, present and future tangible and intangible assets and the present and future tangible and intangible assets of each guarantor. The

Company’s failure to comply with any of the covenants under its Credit Agreement could cause an event of default under such documents and result in an acceleration of all outstanding senior secured indebtedness. The Company believes it was in compliance with all of the covenants of the Credit Agreement as of June 30, 2013.

5.125% Senior Notes

On March 19, 2013, the Company completed an offering of $300.0 million aggregate principal amount of senior unsecured notes. The notes will mature on April 1, 2023 and have a coupon rate and yield to maturity of 5.125%. Interest is payable semi-annually on April 1 and October 1 each year, beginning October 1, 2013. The 5.125% Senior Notes are guaranteed on a senior unsecured basis by all of the Company’s restricted subsidiaries that guarantee obligations under the amended and restated Senior Credit Facility, the Company’s 6.625% Senior Notes, and the Company’s 7¾% Senior Notes. The 5.125% Senior Notes and the guarantees are the Company’s general unsecured senior obligations and rank equally in right of payment with all of the Company’s and the guarantors’ existing and future unsecured senior debt, including the Company’s 7¾% Senior Notes and 6.625% Senior Notes. The 5.125% Senior Notes and the guarantees are effectively subordinated to any of the Company’s and the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt, including all anticipated borrowings under the amended and restated Senior Credit Facility. The 5.125% Senior Notes are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 5.125% Senior Notes.

At any time on or prior to April 1, 2016, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of outstanding 5.125% Senior Notes issued under the indenture governing the 5.125% Senior Notes (including any additional notes) at a redemption price of 105.125% of their principal amount plus accrued and unpaid interest and Liquidated Damages (as defined in the indenture), if any, to the redemption date, with the net cash proceeds of one or more equity offerings (as defined in the indenture); provided, that: (1) at least 65% of the aggregate principal amount of notes issued under the indenture (including any additional notes) remains outstanding immediately after the occurrence of such redemption (excluding notes held by us and our Subsidiaries); and (2) the redemption occurs within 90 days of the date of the closing of such equity offering.

At any time prior to April 1, 2018, the Company may, at its option, redeem all or a part of the 5.125% Senior Notes upon not less than 30 days nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) the Applicable Premium (as defined in the indenture) as of the date of redemption, plus (iii) accrued and unpaid interest and Liquidated Damages, if any, to the date of redemption. On or after April 1, 2018, the Company may, at its option, redeem all or a part of the 5.125% Senior Notes upon not less than 30 days nor more than 60 days’ notice at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and Liquidated Damages, if any, on the 5.125% Senior Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on April 1 of the years indicated below:

Year	Percentage
2018	102.563
2019	101.708
2020	100.854
2021 and thereafter	100.000

The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors (Refer to Note 17-Condensed Consolidating Financial Information). The Company believes it was in compliance with all of the covenants of the indenture as of June 30, 2013.

Under the terms of a registration rights agreement dated as of March 19, 2013 among GEO, the guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the representative of the initial purchasers of the 5.125% Senior Notes (the “Registration Rights Agreement”), GEO has agreed to register under the Securities Act notes having terms identical in all material respects to the 5.125% Senior Notes (the “Exchange Notes”) and to make an offer to exchange the Exchange Notes for the 5.125% Senior Notes. Pursuant to the terms of the Registration Rights Agreement GEO has agreed to file a registration statement with respect to an offer to exchange the Exchange Notes for the 5.125% Senior Notes on or prior to 75 days after the closing of the offering of the 5.125% Senior Notes and to use its reasonable best efforts to have the registration statement declared effective on or prior to 180 days after the closing of the offering of the 5.125% Senior Notes. If GEO fails to satisfy certain filing and other obligations described in the Registration Rights Agreement, GEO will be obligated to pay additional interest of 0.25% per annum for the first 90-day period and an additional 0.25% per annum with respect to each subsequent 90-day period thereafter, until GEO’s registration obligations are fulfilled, up to a maximum of 1.00% per annum. GEO filed the registration statement on May 30, 2013.

A portion of the proceeds received from the 5.125% Senior Notes were used on the date of financing to repay the Revolver loans outstanding under the Senior Credit Facility. As discussed above, on April 3, 2013, the Company’s Senior Credit Facility was refinanced and a portion of the proceeds of the 5.125% Senior Notes were used to pay a portion of the outstanding term loans and a portion of the Revolver credit draws outstanding under the Senior Credit Facility.

7 3/4% Senior Notes

Interest on the 7 3/4% Senior Notes accrues at the stated rate. The Company pays interest semi-annually in arrears on April 15 and October 15 of each year. On or after October 15, 2013, the Company may, at its option, redeem all or a part of the 7 3/4% Senior Notes at the redemption prices set forth in the indenture governing the 7 3/4% Senior Notes. The indenture contains certain covenants including limitations and restrictions on the Company and its subsidiary guarantors (Refer to Note 17-Condensed Consolidating Financial Information). The Company believes it was in compliance with all of the covenants of the indenture as of June 30, 2013.

6.625% Senior Notes

Interest on the 6.625% Senior Notes accrues at the stated rate. The Company pays interest semi-annually in arrears on February 15 and August 15 of each year. On or after February 15, 2016, the Company may, at its option, redeem all or part of the 6.625% Senior Notes at the redemption prices set forth in the indenture governing the 6.625% Senior Notes. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors (Refer to Note 17-Condensed Consolidating Financial Information). The Company believes it was in compliance with all of the covenants of the indenture governing the 6.625% Senior Notes as of June 30, 2013.

Non-Recourse Debt

South Texas Detention Complex

As of June 30, 2013, the remaining balance of the debt service requirement under the STLDC financing agreement for the $49.5 million taxable revenue bonds maturing in February 2016 with fixed coupon rates between 4.63% and 5.07%, is $17.2 million, of which $5.5 million is due within the next twelve months. Also, as of June 30, 2013, included in current restricted cash and investments and non-current restricted cash and investments is $6.3 million and $16.9 million, respectively, of funds held in trust with respect to the STLDC for debt service and other reserves.

Northwest Detention Center

As of June 30, 2013, the remaining balance of the debt service requirement under the $57.0 million note payable (“2003 Revenue Bonds”) and the $54.4 million note payable (“2011 Revenue Bonds”) to the Washington Economic Finance Authority (“WEDFA”) maturing in October 2014 and October 2021 with fixed coupon rates ranging from 4.10% to 5.25%, respectively, is $67.7 million, of which $6.5 million is classified as current in the accompanying consolidated balance sheet.

The payment of principal and interest on 2011 Revenue Bonds issued by WEDFA is non-recourse to GEO. None of the bonds nor CSC’s obligations under the loan from WEDFA are obligations of GEO nor are they guaranteed by GEO.

As of June 30, 2013, included in current restricted cash and investments and non-current restricted cash and investments is $9.3 million and $4.1 million, respectively, of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.

Australia

The non-recourse obligations to the Company total $27.8 million (AUD 30.4 million) and $34.8 million (AUD 33.6 million), based on the exchange rates in effect at June 30, 2013 and December 31, 2012, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, based on exchange rates as of June 30, 2013, was $4.6 million. This amount is included in non-current restricted cash and investments and the annual maturities of the future debt obligation are included in Non-Recourse Debt.

Guarantees

In connection with the creation of SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. As of June 30, 2013, the Company guaranteed obligations amounting to 34.8 million South African Rand, or $3.5 million based on exchange rates as of June 30, 2013. In the event SACS is unable to maintain the required funding in a rectification account maintained for the payment of certain costs in the event of contract termination, a previously existing guarantee by the Company for the shortfall will need to be re-instated. The remaining guarantee of 34.8 million South African Rand is secured by outstanding letters of credit under the Company’s Revolver as of June 30, 2013.

In addition to the above, the Company has also agreed to provide a loan, if required, of up to 20 million South African Rand, or $2.0 million based on exchange rates as of June 30, 2013, referred to as the Shareholder’s Loan, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the standby facility, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Shareholder’s Loan expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. The lenders’ ability to draw on the Shareholder’s Loan is limited to certain circumstances, including termination of the contract.

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

In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a trust. The potential estimated exposure of these obligations is Canadian Dollar (“CAD”) 2.5 million, or $2.4 million, based on exchange rates as of June 30, 2013, commencing in 2017. The Company has a liability of $2.2 million and $2.0 million related to this exposure included in Other Non-Current Liabilities as of June 30, 2013 and December 31, 2012, respectively. To secure this guarantee, the Company purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset equal to the current fair value of those securities included in Other Non-Current Assets as of June 30, 2013 and December 31, 2012, respectively, on its consolidated balance sheets. The Company does not currently operate or manage this facility.

At June 30, 2013, the Company also had eight letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $11.1 million.

In connection with the creation of GEOAmey, the Company and its joint venture partner guarantee the availability of working capital in equal proportion to ensure that GEOAmey can comply with current and future contractual commitments related to the performance of its operations. The Company and the 50% joint venture partner have each extended a £12 million line of credit of which £12.1 million, or $18.4 million based on exchange rates as of June 30, 2013, was outstanding as of June 30, 2013. The Company’s maximum exposure relative to the joint venture is its note receivable of $18.4 million, including accrued interest of $0.2 million, and future financial support necessary to guarantee performance under the contract.

Except as discussed above, the Company does not have any off balance sheet arrangements.

12. COMMITMENTS, CONTINGENCIES AND OTHER TAX MATTERS

Litigation, Claims and Assessments

In June 2004, the Company received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities formerly operated by its Australian subsidiary. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, a lawsuit (Commonwealth of Australia v. Australasian Correctional Services PTY, Limited No. SC 656) was filed against the Company in the Supreme Court of the Australian Capital Territory seeking damages of up to approximately AUD 18 million or $16.5 million based on exchange rates as of June 30, 2013, plus interest. The pre-judgment interest rate in Australia is currently 7.00%. The Company had established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of legal counsel in connection with this matter. In May 2013, the case was settled. The settlement was within the Company’s reserves and did not have a material impact on the Company’s consolidated balance sheet or results of operations as of and for the three and six months ended June 30, 2013.

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

Construction Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing capital projects will range from $31.0 million to $35.0 million of which $24.0 million was spent through the second quarter of 2013. The Company estimates the remaining capital requirements related to these capital projects will range from $7.0 million to $11.0 million which will be spent through fiscal year 2013. Capital expenditures related to facility maintenance costs are expected to range between $30.0 million and $35.0 million for fiscal year 2013.

Facility Purchase

On May 7, 2013, the Company executed a definitive agreement for the purchase of the land, buildings and improvements, and tangible personal property and fixtures of the 1,287 bed Joe Corley Detention Center (the “Center”) located in Montgomery County, Texas for a purchase price of approximately $65.0 million. The Center was previously managed by the Company under a managed-only contract with Montgomery County and will continue to house federal detainees for U.S. Immigration and Customs Enforcement and the U.S. Marshals Service under an Intergovernmental Services Agreement. The transaction closed on June 7, 2013.

Employment Agreement

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

On May 29, 2013, the Company and the Chief Executive Officer entered into the Second Amendment to Third Amended and Restated Executive Employment Agreement (the “Amendment”). The Amendment modifies the Chief Executive Officer’s employment agreement by decreasing the maximum target annual performance award he may receive from 150% of his annual base salary to 100% of his annual base salary.

Idle Facilities

The Company is currently marketing approximately 6,000 vacant beds at seven of its idle facilities to potential customers. The carrying values of these idle facilities, which are included in Property and Equipment, Net and Assets Held for Sale in the consolidated balance sheets, totaled $237.3 million as of June 30, 2013, excluding equipment and other assets that can be easily transferred for use at other facilities.

Other Tax Matters

•

As a result of the REIT conversion as more fully discussed in Note 1—Basis of Presentation, the Company reorganized its operations and moved non-real estate components into TRS. The TRS structure requires the provisions of services between affiliated companies which are conducted at arm’s length subject to applicable tax law and promulgated tax regulations. The Company has, with the assistance of its tax advisors, undertaken substantial analysis to determine and document the appropriateness of the arm’s length compensation used in compliance with such tax rules which is reviewed on a periodic basis.

•

During 2013 GEO had a tax benefit relating to its REIT conversion as well as a net release of tax reserves primarily due to the settlement of IRS audit years 2010 and 2011, partially offset by an initial reserve for uncertain tax positions relating to the REIT conversion. Together these items had a favorable impact to the effective tax rate and resulted in a tax benefit of $7.3 million and $6.4 million for the three months and six months ended June 30, 2013, respectively.

13. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the U.S. Corrections & Detention segment; the GEO Community Services segment; the International Services segment; and the Facility Construction & Design segment. The Facility Construction & Design segment did not have any operating activity during the 2013 and 2012 periods presented. The GEO Community Services segment was previously referred to as the GEO Care segment but was renamed concurrent with the divestiture of RTS. The U.S. Corrections and Detention and the GEO Community Services segments have been retroactively reclassified during the three and six months ended July 1, 2012 for the results of discontinued operations. Refer to Note 8—Discontinued Operations. In addition, the Company has reclassified the results of it’s operations in Canada to the International Services segment for all periods presented. Canada’s results, which were previously included in the U.S. Corrections &

Detention segment, were not significant during 2013 or 2012. The Company’s segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Revenues:
U.S. Corrections & Detention	$254,043	$245,916	$502,815	$480,710
GEO Community Services	75,072	72,767	149,013	145,025
International Services	52,538	52,490	106,856	105,480

Total revenues	$381,653	$371,173	$758,684	$731,215

Operating income:
U.S. Corrections & Detention	$56,631	$59,762	$110,723	$106,861
GEO Community Services	18,854	17,093	36,259	33,342
International Services	3,265	2,215	5,067	5,950

Operating income from segments	$78,750	$79,070	$152,049	$146,153

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Total operating income from segments	$78,750	$79,070	$152,049	$146,153
Unallocated amounts:
General and Administrative Expenses	(27,363)	(26,129)	(59,403)	(52,715)
Net Interest Expense	(19,938)	(18,857)	(38,095)	(37,856)
Loss on Extinguishment of Debt	(5,527)	—	(5,527)	—

Income before income taxes and equity in earnings of affiliates, and discontinued operations	$25,922	$34,084	$49,024	$55,582

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

The Company has recorded $1.3 million and $2.5 million in earnings, net of tax, for SACS operations during the three months and six months ended June 30, 2013, respectively, and $1.3 million and $2.6 million in earnings, net of tax, during the three months and six months ended July 1, 2012, respectively. SACS earnings are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of June 30, 2013 and December 31, 2012, the Company’s investment in SACS was $8.3 million and $7.8 million, respectively.

The Company has recorded $0.2 million and $0.3 million in losses, net of tax, for GEOAmey’s operations during the three months and six months ended June 30, 2013, respectively, and $0.9 million and $1.4 million in losses, net of tax, during both the three months and six months ended July 1, 2012, respectively. GEOAmey’s earnings are included in equity in earnings of affiliates, net of income tax provision, in the accompanying consolidated statements of operations. As of June 30, 2013 and December 31, 2012, the Company’s investment in GEOAmey was $(4.4) million and $(4.1) million, respectively, and represents its share of cumulative reported losses. Losses in excess of the Company’s investment have been recognized as the Company has provided certain loans and guarantees to provide financial support to GEOAmey (Refer to Note 11-Debt.)

14. BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Six months ended June 30, 2013	Fiscal Year Ended December 31, 2012
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$19,761	$16,879
Service cost	462	774
Interest cost	415	787
Plan amendments	—	569
Actuarial loss	—	945
Benefits paid	(120)	(193)

Projected benefit obligation, end of period	$20,518	$19,761

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	120	193
Benefits paid	(120)	(193)
Plan assets at fair value, end of period	$—	$—

Unfunded Status of the Plan	$(20,518)	$(19,761)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Components of Net Periodic Benefit Cost
Service cost	$231	$193	$462	$387
Interest cost	207	197	415	393
Net loss	66	48	131	97

Net periodic pension cost	$504	$438	$1,008	$877

The long-term portion of the pension liability as of June 30, 2013 and December 31, 2012 was $20.3 million and $19.5 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

15. RECENT ACCOUNTING STANDARDS

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”). The objective of ASU 2013-05 is to resolve diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The Company is currently evaluating the potential impact of this ASU on its condensed unaudited consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on the Company’s results of operations or financial position.

16. SUBSEQUENT EVENTS

Dividend

On July 30, 2013 the Board of Directors declared a quarterly cash dividend of $0.50 per share of common stock, which is to be paid on August 29, 2013 to shareholders of record as of the close of business on August 19, 2013.

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended June 30, 2013
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$118,859	$314,120	$55,585	$(106,911)	$381,653
Operating expenses	102,108	239,194	44,855	(106,911)	279,246
Depreciation and amortization	5,875	16,556	1,226	—	23,657
General and administrative expenses	8,156	15,420	3,787	—	27,363

Operating income (loss)	2,720	42,950	5,717	—	51,387
Interest income	4,029	359	1,123	(4,346)	1,165
Interest expense	(10,373)	(12,708)	(2,368)	4,346	(21,103)
Loss on extinguishment of debt	(2,600)	(2,927)	—	—	(5,527)

Income (loss) before income taxes and equity in earnings of affiliates	(6,224)	27,674	4,472	—	25,922
Income tax (benefit) provision	(8,339)	226	845	—	(7,268)
Equity in earnings of affiliates, net of income tax provision	—	—	1,029	—	1,029

Income (loss) before equity in income of consolidated subsidiaries	2,115	27,448	4,656	—	34,219
Income from consolidated subsidiaries, net of income tax provision	32,104	—	—	(32,104)	—

Income from continuing operations	34,219	27,448	4,656	(32,104)	34,219
Net income (loss) from discontinued operations	—	—	—	—	—

Net income	34,219	27,448	4,656	(32,104)	34,219
Net income attributable to noncontrolling interests	—	—	(12)	—	(12)

Net income attributable to The GEO Group, Inc.	$34,219	$27,448	$4,644	$(32,104)	$34,207

Net income	$34,219	$27,448	$4,656	$(32,104)	$34,219
Other comprehensive income (loss), net of tax	—	40	(5,300)	—	(5,260)

Total comprehensive income	$34,219	$27,488	$(644)	$(32,104)	$28,959
Comprehensive loss attributable to noncontrolling interests	—	—	19	—	19

Comprehensive income attributable to The GEO Group, Inc.	$34,219	$27,488	$(625)	$(32,104)	$28,978

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended July 1, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$153,753	$177,301	$57,780	$(17,661)	$371,173
Operating expenses	130,454	110,339	46,009	(17,661)	269,141
Depreciation and amortization	7,389	13,433	2,140	—	22,962
General and administrative expenses	9,384	12,783	3,962	—	26,129

Operating income	6,526	40,746	5,669	—	52,941
Interest income	7,847	394	1,661	(8,141)	1,761
Interest expense	(16,837)	(7,926)	(3,996)	8,141	(20,618)

Income (loss) before income taxes and equity in earnings of affiliates	(2,464)	33,214	3,334	—	34,084
Income tax (benefit) provision	(667)	12,860	1,467	—	13,660
Equity in earnings of affiliates, net of income tax provision	—	—	430	—	430

Income (loss) from continuing operations before equity in income of consolidated subsidiaries	(1,797)	20,354	2,297	—	20,854
Income from consolidated subsidiaries, net of income tax provision	22,651	—	—	(22,651)	—

Income from continuing operations	20,854	20,354	2,297	(22,651)	20,854
Net income from discontinued operations	1,622	2,046	233	(2,279)	1,622

Net income	22,476	22,400	2,530	(24,930)	22,476
Net income attributable to noncontrolling interests	—	—	25	—	25

Net income attributable to The GEO Group, Inc.	$22,476	$22,400	$2,555	$(24,930)	$22,501

Net income	$22,476	$22,400	$2,530	$(24,930)	$22,476
Other comprehensive income (loss), net of tax	29	—	(2,498)	—	(2,469)

Total comprehensive income	$22,505	$22,400	$32	$(24,930)	$20,007
Comprehensive income attributable to noncontrolling interests	—	—	58	—	58

Comprehensive income attributable to The GEO Group, Inc.	$22,505	$22,400	$90	$(24,930)	$20,065

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Six Months Ended June 30, 2013
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$232,348	$626,649	$112,970	$(213,283)	$758,684
Operating expenses	201,518	479,671	92,137	(213,283)	560,043
Depreciation and amortization	11,697	32,438	2,457	—	46,592
General and administrative expenses	17,354	33,612	8,437	—	59,403

Operating income (loss)	1,779	80,928	9,939	—	92,646
Interest income	7,989	909	2,219	(8,768)	2,349
Interest expense	(20,292)	(24,139)	(4,781)	8,768	(40,444)
Loss on extinguishment of debt	(2,600)	(2,927)	—	—	(5,527)

Income (loss) before income taxes and equity in earnings of affiliates	(13,124)	54,771	7,377	—	49,024
Income tax (benefit) provision	(9,006)	632	1,987	—	(6,387)
Equity in earnings of affiliates, net of income tax provision	—	—	2,246	—	2,246

Income (loss) from continuing operations before equity in income of consolidated subsidiaries	(4,118)	54,139	7,636	—	57,657
Income from consolidated subsidiaries, net of income tax provision	61,775	—	—	(61,775)	—

Income from continuing operations	57,657	54,139	7,636	(61,775)	57,657
Net income loss from discontinued operations	—	—	—	—	—

Net income	57,657	54,139	7,636	(61,775)	57,657
Net income attributable to noncontrolling interests	—	—	(30)	—	(30)

Net income attributable to The GEO Group, Inc.	$57,657	$54,139	$7,606	$(61,775)	$57,627

Net income	$57,657	$54,139	$7,636	$(61,775)	$57,657
Other comprehensive income (loss), net of tax	—	80	(6,520)	—	(6,440)

Total comprehensive income	57,657	54,219	1,116	(61,775)	51,217
Comprehensive loss attributable to noncontrolling interests	—	—	42	—	42

Comprehensive income attributable to The GEO Group, Inc.	$57,657	$54,219	$1,158	$(61,775)	$51,259

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Six Months Ended July 1, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$294,370	$361,488	$115,772	$(40,415)	$731,215
Operating expenses	261,460	228,005	90,811	(40,415)	539,861
Depreciation and amortization	14,244	26,685	4,272	—	45,201
General and administrative expenses	18,780	26,077	7,858	—	52,715

Operating income (loss)	(114)	80,721	12,831	—	93,438
Interest income	15,655	886	3,262	(16,235)	3,568
Interest expense	(33,754)	(15,837)	(8,068)	16,235	(41,424)

Income (loss) before income taxes and equity in earnings of affiliates	(18,213)	65,770	8,025	—	55,582
Income tax (benefit) provision	(6,323)	25,172	3,301	—	22,150

Equity in earnings of affiliates, net of income tax provision	—	—	1,178	—	1,178

Income (loss) from continuing operations before equity in income of consolidated subsidiaries	(11,890)	40,598	5,902	—	34,610
Income from consolidated subsidiaries, net of income tax provision	46,500	—	—	(46,500)	—

Income from continuing operations	34,610	40,598	5,902	(46,500)	34,610

Net income from discontinued operations	2,925	3,118	553	(3,671)	2,925
Net income	37,535	43,716	6,455	(50,171)	37,535

Net income attributable to noncontrolling interests	—	—	(9)	—	(9)

Net income attributable to The GEO Group, Inc.	$37,535	$43,716	$6,446	$(50,171)	$37,526

Net income	$37,535	$43,716	$6,455	$(50,171)	$37,535
Other comprehensive income (loss), net of tax	59	—	(541)	—	(482)

Total comprehensive income	$37,594	$43,716	$5,914	$(50,171)	$37,053
Comprehensive income attributable to noncontrolling interests	—	—	(4)	—	(4)

Comprehensive income attributable to The GEO Group, Inc.	$37,594	$43,716	$5,910	$(50,171)	$37,049

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

	As of June 30, 2013
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$5,736	$1,084	$31,691	$—	$38,511
Restricted cash and investments	—	—	15,646	—	15,646
Accounts receivable, less allowance for doubtful accounts	82,406	137,948	18,647	—	239,001
Deferred income tax assets, net	—	14,604	3,686	—	18,290
Prepaid expenses and other current assets	1,168	13,253	11,875	(1,154)	25,142

Total current assets	89,310	166,889	81,545	(1,154)	336,590

Restricted Cash and Investments	134	9,410	28,204	—	37,748
Property and Equipment, Net	654,956	973,246	111,784	—	1,739,986
Assets Held for Sale	—	1,200	—	—	1,200
Direct Finance Lease Receivable	—	—	20,445	—	20,445
Intercompany Receivable	937,073	128,058	(1,300)	(1,063,831)	—
Deferred Income Tax Assets, Net	16,230	—	2,532	(16,230)	2,532
Goodwill	34	489,502	680	—	490,216
Intangible Assets, Net	—	169,375	1,368	—	170,743
Investment in Subsidiaries	954,156	442,679	—	(1,396,835)	—
Other Non-Current Assets	26,815	107,330	34,018	(79,421)	88,742

Total Assets	$2,678,708	$2,487,689	$279,276	$(2,557,471)	$2,888,202

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$5,290	$38,898	$3,203	$—	$47,391
Accrued payroll and related taxes	1,827	15,868	16,619	—	34,314
Accrued expenses	61,014	30,678	18,641	(1,154)	109,179
Current portion of capital lease obligations, long-term debt and non-recourse debt	3,000	1,212	18,129	—	22,341

Total current liabilities	71,131	86,656	56,592	(1,154)	213,225

Deferred Income Tax Liabilities	—	31,933	—	(16,230)	15,703
Intercompany Payable	113,567	930,800	19,457	(1,063,824)	—
Other Non-Current Liabilities	14,101	136,207	3,257	(79,428)	74,137
Capital Lease Obligations	—	11,426	—	—	11,426
Long-Term Debt	1,444,475	—	—	—	1,444,475
Non-Recourse Debt	—	—	93,352	—	93,352
Commitments & Contingencies Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,035,434	1,290,667	106,168	(1,396,835)	1,035,434
Noncontrolling Interests	—	—	450	—	450

Total Shareholders’ Equity	1,035,434	1,290,667	106,618	(1,396,835)	1,035,884

Total Liabilities and Shareholders’ Equity	$2,678,708	$2,487,689	$279,276	$(2,557,471)	$2,888,202

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

	As of December 31, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$4,764	$1,917	$25,074	$—	$31,755
Restricted cash and investments	—	—	15,654	—	15,654
Accounts receivable, less allowance for doubtful accounts	124,670	102,704	19,261	—	246,635
Deferred income tax assets, net	13,106	1,498	3,686	—	18,290
Prepaid expenses and other current assets	8,657	5,890	11,456	(1,154)	24,849

Total current assets	151,197	112,009	75,131	(1,154)	337,183

Restricted Cash and Investments	7,953	—	24,803	—	32,756
Property and Equipment, Net	633,458	939,995	113,706	—	1,687,159
Assets Held for Sale	—	3,243	—	—	3,243
Direct Finance Lease Receivable	—	—	26,757	—	26,757
Intercompany Receivable	591,273	14,305	—	(605,578)	—
Deferred Income Tax Assets, Net	16,230	—	2,532	(16,230)	2,532
Goodwill	34	489,502	772	—	490,308
Intangible Assets, Net	—	176,666	1,652	—	178,318
Investment in Subsidiaries	1,151,998	41,356	—	(1,193,354)	—
Other Non-Current Assets	38,574	84,931	36,584	(79,151)	80,938

Total Assets	$2,590,717	$1,862,007	$281,937	$(1,895,467)	$2,839,194

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$29,889	$17,407	$2,814	$—	$50,110
Accrued payroll and related taxes	4,774	16,264	18,284	—	39,322
Accrued expenses	94,350	5,515	17,846	(1,154)	116,557
Current portion of capital lease obligations, long-term debt and non-recourse debt	33,925	1,311	18,646	—	53,882

Total current liabilities	162,938	40,497	57,590	(1,154)	259,871

Deferred Income Tax Liabilities	—	31,933	—	(16,230)	15,703
Intercompany Payable	—	586,428	19,150	(605,578)	—
Other Non-Current Liabilities	63,657	96,822	697	(79,151)	82,025
Capital Lease Obligations	—	11,926	—	—	11,926
Long-Term Debt	1,317,310	219	—	—	1,317,529
Non-Recourse Debt	—	—	104,836	—	104,836
Commitments & Contingencies Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,046,812	1,094,182	99,172	(1,193,354)	1,046,812
Noncontrolling Interests	—	—	492	—	492

Total Shareholders’ Equity	1,046,812	1,094,182	99,664	(1,193,354)	1,047,304

Total Liabilities and Shareholders’ Equity	$2,590,717	$1,862,007	$281,937	$(1,895,467)	$2,839,194

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Six Months Ended June 30, 2013
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$58,343	$18,932	$24,039	$101,314

Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	—	51	—	51
Proceeds from sale of assets held for sale	—	1,968	—	1,968
Net working capital adjustment from RTS divestiture	(996)	—	—	(996)
Change in restricted cash and investments	(134)	(1,457)	(4,319)	(5,910)
Capital expenditures	(69,567)	(19,666)	(688)	(89,921)

Net cash used in investing activities	(70,697)	(19,104)	(5,007)	(94,808)

Cash Flow from Financing Activities:
Proceeds from long-term debt	785,000	—	—	785,000
Income tax benefit of equity compensation	1,308	—	—	1,308
Debt issuance costs	(17,017)	—	—	(17,017)
Payments on long-term debt	(688,675)	(661)	(8,412)	(697,748)
Proceeds from the exercise of stock options	4,082	—	—	4,082
Cash dividends paid	(71,527)	—	—	(71,527)
Proceeds from reissuance of treasury stock in connection with ESPP	155	—	—	155

Net cash provided by (used in) financing activities	13,326	(661)	(8,412)	4,253

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(4,003)	(4,003)

Net Increase (Decrease) in Cash and Cash Equivalents	972	(833)	6,617	6,756
Cash and Cash Equivalents, beginning of period	4,764	1,917	25,074	31,755

Cash and Cash Equivalents, end of period	$5,736	$1,084	$31,691	$38,511

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Six Months Ended July 1, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Cash provided by operating activities—continuing operations	$98,442	$11,721	$6,769	$116,932
Cash provided by operating activities—discontinued operations	752	6,827	2,455	10,034

Net cash provided by operating activities	99,194	18,548	9,224	126,966

Cash Flow from Investing Activities:
Proceeds from sale of assets held for sale	—	297	—	297
Proceeds from sale of property and equipment	—	162	69	231
Change in restricted cash and investments	(484)	(1,350)	2,387	553
Capital expenditures	(53,933)	(13,363)	(2,240)	(69,536)

Cash (used in) provided by investing activities—continuing operations	(54,417)	(14,254)	216	(68,455)
Cash used in investing activities—discontinued operations	(311)	(2,226)	—	(2,537)

Net cash (used in) provided by investing activities	(54,728)	(16,480)	216	(70,992)

Cash Flow from Financing Activities:
Proceeds from long-term debt	145,000	—	—	145,000
Payments on long-term debt	(160,556)	(693)	(8,033)	(169,282)
Income tax provision of equity compensation	(270)	—	—	(270)
Debt issuance costs	(6)	—	(38)	(44)
Distribution to noncontrolling interests	—	—	(5,758)	(5,758)
Proceeds from the exercise of stock options	396	—	—	396
Payments for retirement of common stock	(1,035)	—	—	(1,035)

Net cash used in financing activities	(16,471)	(693)	(13,829)	(30,993)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(43)	(43)

Net Increase (Decrease) in Cash and Cash Equivalents	27,995	1,375	(4,432)	24,938
Cash and Cash Equivalents, beginning of period	15,086	3,092	25,200	43,378

Cash and Cash Equivalents, end of period	$43,081	$4,467	$20,768	$68,316

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

•	our ability to win management contracts for which we have submitted proposals, retain existing management contracts and meet any performance standards required by such management contracts;

•	our ability to control operating costs associated with contract start-ups;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to estimate the government’s level of dependency on privatized correctional services;

•	our ability to accurately project the size and growth of the U.S. and international privatized corrections industry and our ability to capitalize on opportunities for public-private partnerships;

•	our ability to successfully respond to delays encountered by states privatizing correctional services and cost savings initiatives implemented by a number of states;

•	our ability to develop long-term earnings visibility;

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

•

our exposure to state and federal income tax law changes internationally and domestically, including changes to the REIT provisions and our exposure as a result of federal and international examinations of our tax returns or tax positions;

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

•

other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and our Current Reports on Form 8-K filed with the SEC.

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q.

Introduction

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described above under “Forward Looking Information”, those described below under “Part II—Item 1A. Risk Factors” and under “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

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

As of June 30, 2013, our worldwide operations included the management and/or ownership of approximately 72,000 beds at 95 correctional, detention and re-entry facilities, including idle facilities and projects under development and also included the provision of monitoring of more than 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

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

•	we develop new facilities using our project development experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency; and

•

we provide secure transportation services for offender and detainee populations as contracted domestically, and internationally, our joint venture GEOAmey is responsible for providing prisoner escort and custody services in the United Kingdom, including all of Wales and England except London and The East of England.

For the three months ended June 30, 2013 and July 1, 2012, we had consolidated revenues of $381.7 million and $371.2 million, respectively. For the six months ended June 30, 2013 and July 1, 2012, we had consolidated revenues of $758.7 million and $731.2 million, respectively. For the six months ended June 30, 2013, we maintained an average company wide facility occupancy rate of 95.2% including 66,370 active beds and excluding 6,056 idle beds marketed to potential customers for the six months ended June 30, 2013, and 95.7% including 69,983 active beds and excluding 7,056 idle beds marketed to potential customers for the six months ended July 1, 2012.

REIT Conversion—we began operating as a REIT for federal income tax purposes effective January 1, 2013. As a result of the REIT conversion, we reorganized our operations and moved non-real estate components into taxable REIT subsidiaries (“TRS”). Through the TRS structure, the portion of our businesses which are non-real estate related, such as our managed-only contracts, international operations, electronic monitoring services, and other non-residential and community based facilities, are part of wholly-owned taxable subsidiaries of the REIT. Most of our business segments, which are real estate related and involve company-owned and company-leased facilities, are part of the REIT. The TRS structure allows us to maintain the strategic alignment of almost all of our diversified business segments under one entity. The TRS assets and operations will continue to be subject to federal and state corporate income taxes and to foreign taxes as applicable in the jurisdictions in which those assets and operations are located.

As a REIT, we are required to distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain) and we began paying regular distributions in 2013. On January 17, 2013, our Board declared GEO’s first quarterly REIT cash dividend of $0.50 per share of common stock, which was paid on

March 1, 2013 to shareholders of record as of the close of business on February 15, 2013. On May 7, 2013, the Board of Directors declared a quarterly cash dividend of $0.50 per share of common stock, which was paid on June 3, 2013 to shareholders of record as of the close of business on May 20, 2013.

Divestiture of Residential Treatment Services—Applicable REIT rules substantially restrict the ability of REITs to operate health care facilities. As a result, in order to achieve and preserve our REIT status, on December 31, 2012, we completed the divestiture of all of our residential treatment health care facility assets and related management contracts (“Residential Treatment Services” or “RTS”). The operating results of RTS have been retroactively reclassified to discontinued operations for the three months and six months ended July 1, 2012. Refer to Note 8—Discontinued Operations of the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Change of Reporting Segment Name from GEO Care to GEO Community Services—Our GEO Care reporting segment previously consisted of four aggregated operating segments including Residential Treatment Services, Community Based Services, Youth Services and B.I. Incorporated (“BI”). The GEO Care reporting segment was renamed concurrent with the divestiture of our Residential Treatment Services operating segment. All GEO Community Services current and prior year financial position and results of operations amounts presented for this reporting segment are referred to as GEO Community Services.

Fiscal Year- In connection with the REIT conversion discussed above, effective December 31, 2012, we changed to a calendar year from a fiscal year that ended on the Sunday closest to the calendar year end and changed our fiscal quarters to coincide with each calendar quarter. The second fiscal quarter of 2013 began on April 1, 2013 and ended on June 30, 2013, and is referred to as the “Second Quarter 2013”. The six month period began on January 1, 2013 and ended on June 30, 2013 and is referred to as the “First Half 2013”. The second fiscal quarter of 2012 began on April 2, 2012 and ended on July 1, 2012, and is referred to as the “Second Quarter 2012”. The six month period began on January 2, 2012 and ended on July 1, 2012 and is referred to as the “First Half 2012”.

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on March 1, 2013, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the fiscal year ended December 31, 2012.

Fiscal 2013 Developments

Contract Awards, Activations and Terminations

We are currently marketing approximately 6,000 vacant beds at seven of our idle facilities to potential customers. The carrying values of these idle facilities totaled $237.3 million as of June 30, 2013, excluding equipment and other assets that can be easily transferred for use at other facilities.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2013, we did not experience any changes in estimates or judgments inherent in the preparation of our consolidated financial statements except that we began operating as a REIT for federal income tax purposes effective January 1, 2013. As a result of the REIT conversion, we reorganized our operations and moved non-real estate components into TRS. Our TRS structure requires the provisions of services between affiliated companies which are conducted at arm’s length subject to applicable tax law and promulgated tax regulations. We have, with the assistance of our tax advisors, undertaken substantial analysis to determine and document the appropriateness of the arm’s length compensation used in compliance with the underlying tax rules and regulations. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Comparison of Second Quarter 2013 and Second Quarter 2012

Revenues

	2013	% of Revenue	2012	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$254,043	66.5%	$245,916	66.3%	$8,127	3.3%
GEO Community Services	75,072	19.7%	72,767	19.6%	2,305	3.2%
International Services	52,538	13.8%	52,490	14.1%	48	0.1%

Total	$381,653	100.0%	$371,173	100.0%	$10,480	2.8%

U.S. Corrections & Detention

Revenues increased in Second Quarter 2013 compared to Second Quarter 2012 primarily due to aggregate increases of $6.9 million resulting from the activation and intake of inmates at our expanded 650-bed Adelanto ICE Processing Center East (“Adelanto East”) in August 2012 and the commencement of services under our contract, signed in October 2012, with the United States Marshals Service for the housing of up to 320 federal detainees at our Aurora Detention Facility. We also experienced aggregate increases in revenues of $7.2 million at certain of our facilities primarily due to increases in population, transportation services and/or rates, including the expansion to the New Castle Correctional Facility (“New Castle”) in the first quarter of 2012. These increases were partially offset by an aggregate decrease of $6.0 million primarily due to decreases related to lower populations, transportation services and/or rates at certain facilities.

The number of compensated mandays in U.S. Corrections & Detention facilities was 4.3 million in Second Quarter 2013 and 4.2 million in Second Quarter 2012. We experienced an aggregate net increase of approximately 139,000 mandays as a result of our new contracts discussed above and also as a result of increases in population at certain facilities. These increases were offset by decreases related to lower populations at certain facilities. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Corrections & Detention facilities was 96.0% and 96.4% of capacity in Second Quarter 2013 and Second Quarter 2012, respectively, excluding idle facilities.

GEO Community Services

The increase in revenues for GEO Community Services in Second Quarter 2013 compared to Second Quarter 2012 is primarily attributable to increases of $2.0 million due to new electronic monitoring contracts and an increase in ISAP services at BI. In addition, we experienced a net increase of $1.2 million primarily due to population increases at certain youth facilities and new programs and program growth at our community based and re-entry centers. These increases were partially offset by decreases in revenues of $1.0 million related to census declines at certain facilities.

International Services

The slight increase in revenues for International Services in Second Quarter 2013 compared to Second Quarter 2012 is due to aggregate net increases of $1.8 million primarily attributable to our Australian and South African subsidiaries related to population increases, contractual increases linked to the inflationary index and the provision of additional services under certain contracts. These increases were partially offset by a decrease of $1.7 million as a result of foreign exchange rate fluctuations caused by the strengthening of the U.S. dollar against certain foreign currencies.

Operating Expenses

	2013	% of Segment Revenues	2012	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$181,855	71.6%	$170,425	69.3%	$11,430	6.7%
GEO Community Services	48,753	64.9%	48,983	67.3%	(230)	(0.5)%
International Services	48,638	92.6%	49,733	94.7%	(1,095)	(2.2)%

Total	$279,246	73.2%	$269,141	72.5%	$10,105	3.8%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and community based facilities.

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention reflects the following: (i) the activation and intake of inmates at the Adelanto East expansion and services provided under our contract with the United States Marshals at our Aurora facility which contributed an aggregate increase to operating expenses of $4.5 million; and (ii) increases of $4.7 million at certain of our facilities primarily attributable to net population increases and increased transportation services and the variable costs associated with those increases. In addition, in Second Quarter 2012, we received approximately $2.0 million in net operating tax refunds, not related to income taxes, for certain previously disputed claims in various jurisdictions which did not recur in 2013.

GEO Community Services

Operating expenses for GEO Community Services decreased by $0.2 million during Second Quarter 2013 from Second Quarter 2012 primarily due to census declines of $1.2 million These decreases were partially offset by increases of $1.0 million due to the following: (i) variable costs associated with increases in electronic monitoring contracts and ISAP services at BI; (ii) population increases at certain youth facilities and the related variable costs; and (iii) new programs and program growth at our community based and re-entry centers.

International Services

Operating expenses for our International Services segment during Second Quarter 2013 decreased $1.1 million over Second Quarter 2012 which was primarily attributable to the impact of foreign currency exchange rate fluctuations of $(1.7) million caused by the strengthening of the U.S. dollar against certain foreign currencies. This decrease was offset by a net increase of $0.5 million primarily attributable to our Australian and South African subsidiaries due to population increases, contractual increases in labor and additional services provided under new contracts at those facilities.

Depreciation and Amortization

	2013	% of Segment Revenue	2012	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$15,557	6.1%	$15,729	6.4%	$(172)	(1.1)%
GEO Community Services	7,465	9.9%	6,691	9.2%	774	11.6%
International Services	635	1.2%	542	1.0%	93	17.2%

Total	$23,657	6.2%	$22,962	6.2%	$695	3.0%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense decreased slightly in Second Quarter 2013 compared to Second Quarter 2012 primarily due to certain intangible assets which became fully amortized towards the end of 2012.

GEO Community Services

GEO Community Services depreciation and amortization expense increased by $0.8 million in Second Quarter 2013 compared to Second Quarter 2012. The increase is primarily due to an increase in monitoring and other equipment at BI in 2012 and 2013 related to certain contract wins.

International Services

Depreciation and amortization expense increased slightly in Second Quarter 2013 over Second Quarter 2012 primarily from increases in capital expenditures at our Australian subsidiary which were slightly offset by the result of foreign exchange rate fluctuations caused by the strengthening of the U.S. dollar against certain foreign currencies.

Other Unallocated Operating Expenses

	2013	% of Revenue	2012	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$27,363	7.2%	$26,129	7.04%	$1,234	4.7%

General and administrative expenses comprise substantially all of our other unallocated operating expenses primarily including corporate management salaries and benefits, professional fees and other administrative expenses. The increase in general and administrative expenses in Second Quarter 2013 compared to Second Quarter 2012 was primarily attributable to professional fees incurred in Second Quarter 2013 associated with our conversion to a REIT.

Non Operating Expenses

Interest Income and Interest Expense

	2013	% of Revenue	2012	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$1,165	0.3%	$1,761	0.5%	$(596)	(33.8)%
Interest Expense	$21,103	5.5%	$20,618	5.6%	$485	2.4%

The majority of our interest income generated in Second Quarter 2013 and Second Quarter 2012 is from the cash balances at our foreign subsidiaries. Interest income decreased in Second Quarter 2013 primarily due to lower cash balances at our foreign subsidiaries along with declining interest rates in 2013.

The increase in interest expense of $0.5 million in Second Quarter 2013 compared to Second Quarter 2012 is primarily attributable to an increase in interest expense of $4.0 million related to the completion of our $300 million 5.125% Senior Notes offering in March 2013. This increase was partially offset by a decrease due to the extinguishment of the 8.47% Taxable Revenue Bonds, Series 2001, issued by Municipal Corrections Finance L.P. (the “MCF Bonds”) in the third quarter of 2012. Interest expense on the MCF Bonds in Second Quarter 2012 was $1.2 million. In addition, interest expense decreased in Second Quarter 2013 by $2.4 million as a result of the termination of our Fourth Amended and Restated Credit Agreement (the “Prior Senior Credit Facility”) and our entering into a new Credit Agreement in Second Quarter 2013. Refer to Note 11—Debt of the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Loss on Extinguishment of Debt

	2013	% of Revenue	2012	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$5,527	1.4%	$—	—%	$5,527	100.0%

The loss on extinguishment of debt in Second Quarter 2013 is the result of us terminating our Prior Senior Credit Facility and entering into a new Credit Agreement. In connection with the termination, we wrote off $4.4 million of unamortized deferred financing costs and unamortized debt discount pertaining to the Prior Senior Credit Facility and expensed $1.1 million in fees related to the new Credit Agreement. Refer to Note 11—Debt of the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Income Tax (Benefit) Provision

	2013	Effective Rate	2012	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$(7,268)	(28.0)%	$13,660	40.1%	$(20,928)	(153.2)%

The provision (benefit) for income taxes during Second Quarter 2013 decreased by $21.0 million compared to Second Quarter 2012 and the effective tax rate decreased from 40.1% to (28.0%). The decrease is primarily attributable to our REIT conversion which became effective January 1, 2013. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. The Company’s wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. In addition, during Second Quarter 2013 GEO had a net tax benefit relating to its REIT conversion and miscellaneous nonrecurring items of $2.0 million, as well as a release of $6.4 million of tax reserves primarily due to the settlement of IRS audit years 2010 and 2011. Together these items had a favorable impact to the effective tax rate.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2013	% of Revenue	2012	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$1,029	0.3%	$430	0.1%	$599	139.3%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings (loss) of SACS and GEOAmey, respectively. Overall, we experienced an increase in equity in earnings of affiliates during Second Quarter 2013 compared to Second Quarter 2012, which is primarily due to increased performance from the operations of GEOAmey in Second Quarter 2013 compared to Second Quarter 2012.

Comparison of First Half 2013 and First Half 2012

Revenues

	2013	% of Revenue	2012	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$502,815	66.3%	$480,710	65.8%	$22,105	4.6%
GEO Community Services	149,013	19.6%	145,025	19.8%	3,988	2.7%
International Services	106,856	14.1%	105,480	14.4%	1,376	1.3%

Total	$758,684	100.0%	$731,215	100.0%	$27,469	3.8%

U.S. Corrections & Detention

Revenues increased in First Half 2013 compared to First Half 2012 primarily due to aggregate increases of $12.8 million resulting from the activation and intake of inmates at Adelanto East in August 2012 and the commencement of services under our contract, signed in October 2012, with the United States Marshals Service for the housing of up to 320 federal detainees at our Aurora Detention Facility. We also experienced aggregate increases in revenues of $12.7 million at certain of our facilities primarily due to increases in population, transportation services and/or rates, including the expansion to New Castle in the first quarter of 2012. These increases were partially offset by an aggregate decrease of $3.4 million primarily due to lower populations, transportation services and/or rates at certain facilities.

The number of compensated mandays in U.S. Corrections & Detention facilities was 8.5 million in First Half 2013 and 8.2 million in First Half 2012. We experienced an aggregate net increase of approximately 321,000 mandays as a result of our new contracts discussed above and also as a result of increases in population at certain facilities. These increases were offset by decreases resulting from lower populations at certain facilities. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Detention & Corrections facilities was 96.0% and 96.2% of capacity in First Half 2013 and First Half 2012 respectively, excluding idle facilities.

GEO Community Services

The increase in revenues for GEO Community Services in First Half 2013 compared to First Half 2012 is primarily attributable to increases of $3.3 million due to new electronic monitoring contracts and an increase in ISAP services at BI. In addition, we experienced a net increase of $2.3 million primarily due to population increases at certain youth facilities and new programs and program growth at our community based and re-entry centers. These increases were partially offset by decreases in revenues of $1.7 million related to census declines at certain facilities.

International Services

The increase in revenues for International Services in First Half 2013 compared to First Half 2012 is due to aggregate net increases of $4.6 million primarily attributable to our Australian and South African subsidiaries related to population increases, contractual increases linked to the inflationary index and the provision of additional services under certain contracts. These increases were partially offset by a decrease of $3.2 million as a result of foreign exchange rate fluctuations caused by the strengthening of the U.S. dollar against certain foreign currencies.

Operating Expenses

	2013	% of Segment Revenues	2012	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$361,438	71.9%	$342,952	71.3%	$18,486	5.4%
GEO Community Services	98,086	65.8%	98,453	67.9%	(367)	(0.4)%
International Services	100,519	94.1%	98,456	93.3%	2,063	2.1%

Total	$560,043	73.8%	$539,861	73.8%	$20,182	3.7%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and community based facilities.

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention reflects the following: (i) the activation and intake of inmates at the Adelanto East expansion and services provided under our contract with the United States Marshals at our Aurora facility which contributed an aggregate increase to operating expenses of $8.8 million; and (ii) increases of $9.6 million at certain of our facilities primarily attributable to net population increases and increased transportation services and the variable costs associated with those increases.

GEO Community Services

Operating expenses for GEO Community Services decreased by $0.4 million during First Half 2013 from First Half 2012 primarily due to census declines of $1.6 million. These decreases were partially offset by increases of $1.2 million due to the following: (i) variable costs associated with increases in electronic monitoring contracts and ISAP services at BI; (ii) population increases at certain youth facilities and the related variable costs; and (iii) new programs and program growth at our community based and re-entry centers.

International Services

Operating expenses for our International Services segment during First Half 2013 increased $2.1 million over First Half 2012 due to an aggregate net increase of $5.1 million primarily attributable to our Australian and South African subsidiaries related to population increases, contractual increases in labor and additional services provided under new contracts at those facilities. These increases were partially offset by a decrease of $3.0 million as a result of foreign exchange rate fluctuations caused by the strengthening of the U.S. dollar against certain foreign currencies.

Depreciation and Amortization

	2013	% of Segment Revenue	2012	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$30,654	6.1%	$30,897	6.4%	$(243)	(0.8)%
GEO Community Services	14,668	9.8%	13,230	9.1%	1,438	10.9%
International Services	1,270	1.2%	1,074	1.0%	196	18.2%

Total	$46,592	6.1%	$45,201	6.2%	$1,391	3.1%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense decreased slightly in First Half 2013 compared to First Half 2012 primarily due to certain intangible assets which became fully amortized towards the end of 2012.

GEO Community Services

GEO Community Services depreciation and amortization expense increased by $1.4 million in First Half 2013 compared to First Half 2012. The increase is primarily due to an increase in monitoring and other equipment at BI in 2012 and 2013 related to certain contract wins.

International Services

Depreciation and amortization expense increased slightly in First Half 2013 over First Half 2012 primarily from increases in capital expenditures at our Australian subsidiary which were slightly offset by foreign exchange rate fluctuations caused by the strengthening of the U.S. dollar against certain foreign currencies.

Other Unallocated Operating Expenses

	2013	% of Revenue	2012	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$59,403	7.8%	$52,715	7.2%	$6,688	12.7%

General and administrative expenses comprise substantially all of our other unallocated operating expenses primarily including corporate management salaries and benefits, professional fees and other administrative expenses. The increase in general and administrative expenses in First Half 2013 compared to First Half 2012 was primarily attributable to approximately $7 million of professional fees incurred in First Half 2013 associated with our conversion to a REIT. In addition, there were professional fees incurred in First Half 2012 related to the redemption of the MCF bonds in Third Quarter 2012 that did not recur in 2013 which partially offset the increase.

Non Operating Expenses

Interest Income and Interest Expense

	2013	% of Revenue	2012	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$2,349	0.3%	$3,568	0.5%	$(1,219)	(34.2)%
Interest Expense	$40,444	5.3%	$41,424	5.7%	$(980)	(2.4)%

The majority of our interest income generated in First Half 2013 and First Half 2012 is from the cash balances at our foreign subsidiaries. Interest income decreased in First Half 2013 primarily due to lower cash balances at our foreign subsidiaries along with declining interest rates in 2013.

The decrease in interest expense of $1.0 million in First Half 2013 compared to First Half 2012 is primarily attributable to the extinguishment of the MCF bonds in the third quarter of 2012. Interest expense on the MCF bonds in First Half 2012 was $2.5 million. In addition interest expense decreased in First Half 2013 by $2.9 million as a result of the termination of our Prior Senior Credit Facility and our entering into a new Credit Agreement in Second Quarter 2013. These decreases were partially offset by an increase in interest expense of $4.4 million related to the completion of our $300 million 5.125% Senior Notes offering in March 2013. Refer to Note 11—Debt of the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Loss on Extinguishment of Debt

	2013	% of Revenue	2012	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$5,527	0.7%	$—	—%	$5,527	100.0%

The loss on extinguishment of debt in First Half 2013 is the result of us terminating our Prior Senior Credit Facility and entering into a new Credit Agreement. In connection with the termination, we wrote off $4.4 million of unamortized deferred financing costs and unamortized debt discount pertaining to the Prior Senior Credit Facility and expensed $1.1 million in fees related to the new Credit Agreement. Refer to Note 11—Debt of the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Income Tax (Benefit) Provision

	2013	Effective Rate	2012	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$(6,387)	(13.0)%	$22,150	39.9%	$(28,537)	(128.8)%

The provision (benefit) for income taxes during First Half 2013 decreased by $28.5 million compared to First Half 2012 and the effective tax rate decreased from 39.9% to (13.0%). The decrease is primarily attributable to our REIT conversion which became effective January 1, 2013. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. The Company’s wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. In addition, during First Half 2013 GEO had a net tax benefit relating to its REIT conversion and miscellaneous nonrecurring items of $2.9 million, as well as a release of $6.4 million of tax reserves primarily due to the settlement of IRS audit years 2010 and 2011. Together these items had a favorable impact to the effective tax rate.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2013	% of Revenue	2012	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$2,246	0.3%	$1,178	0.2%	$1,068	90.7%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings (loss) of SACS and GEOAmey, respectively. Overall, we experienced an increase in equity in earnings of affiliates during First Half 2013 compared to First Half 2012, which is primarily due to increased performance from the operations of GEOAmey in First Half 2013 compared to First Half 2012.

Financial Condition

Capital Requirements

Our current cash requirements consist of amounts needed for working capital, distributions of our REIT taxable income in order to maintain our REIT qualification, debt service, supply purchases, investments in joint ventures, and capital expenditures related to either the development of new correctional, detention and re-entry facilities, or the maintenance of existing facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. In connection with GEOAmey, our joint venture in the United Kingdom, we and our joint venture partner have each provided a line of credit of £12 million, or $18.3 million, based on exchange rates as of June 30, 2013, for GEOAmey’s operations. As of June 30, 2013, $18.4 million, including accrued interest was owed to us by GEOAmey under the line of credit. Additional capital needs may also arise in the future with respect to possible acquisitions, other corporate transactions or other corporate purposes.

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing capital projects will range from $21.0 million to $26.0 million of which $15.0 million was spent through the second quarter of 2013. We estimate that the remaining capital requirements related to these capital projects will range from $6.0 million to $11.0 million which will be spent through fiscal year 2013. Capital expenditures related to facility maintenance costs are expected to range between $30.0 million and $35.0 million for fiscal year 2013.

Liquidity and Capital Resources

On April 3, 2013, we terminated our Forth Amended and Restated Credit Agreement (“Prior Senior Credit Facility”), which consisted of a Term Loan A, Term Loan A-2, Term Loan A-3, and Term Loan B (“Prior Term Loans”) and a Revolver (“Prior Revolver”), and entered into a new credit agreement by and among GEO and GEO Corrections Holdings, Inc., as Borrowers, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (the “Credit Agreement”). The Credit Agreement consists of a $300.0 million Term Loan B (the “Term Loan B”) bearing interest at LIBOR plus 2.50% (with a LIBOR floor of 0.75%), and a $700.0 million revolving credit facility (the “Revolver”) initially bearing interest at LIBOR plus 2.50% (with no LIBOR floor). The Revolver component is scheduled to mature on April 3, 2018 and the Term Loan B component is scheduled to mature on April 3, 2020. The Term Loan B and Revolver may be prepaid in whole or in part by the Company at any time without premium or penalty, subject to certain conditions.

As of June 30, 2013, we had $300.0 million in aggregate borrowings outstanding, net of discount, under the Term Loan B and $295.0 million in borrowings under the Revolver, and approximately $58.2 million in letters of credit which left $346.8 million in additional borrowing capacity under the Revolver. Refer to Note 11—Debt of Notes to Unaudited Consolidated Financial Statements for further discussion.

On March 19, 2013, we completed an offering of $300.0 million aggregate principal amount of senior unsecured notes. The notes will mature on April 1, 2023 and have a coupon rate and yield to maturity of 5.125% (the “5.125% Senior Notes”). Interest is payable semi-annually on April 1 and October 1 each year, beginning October 1, 2013. A portion of the proceeds received from the 5.125% Senior Notes were used on the date of the financing to repay the prior revolver credit draws outstanding under the Prior Senior Credit Facility. Refer to Note 11—Debt of Notes to Unaudited Consolidated Financial Statements for further discussion.

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

In addition to the debt outstanding under the Credit Facility, 7 3/4% Senior Notes, the 6.625% Senior Notes and the 5.125% Senior Notes discussed above, we also have significant debt obligations which, although these obligations are non-recourse to us, require cash expenditures for debt service. Our significant debt obligations could have material consequences. See “Risk Factors-Risks Related to Our High Level of Indebtedness” in Item 1A of our 2012 Annual Report on Form 10-K. We are exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. See Part II-Item 1. Legal Proceedings of this quarterly report on Form 10-Q. We also have guaranteed certain obligations for our South African joint venture and other of our international subsidiaries. These non-recourse obligations, commitments and contingencies and guarantees are further discussed in our 2012 Annual Report on Form 10-K.

We are also considering opportunities for future business and/or asset acquisitions. If we are successful in our pursuit of these new projects, our cash on hand, cash flows from operations and borrowings under the existing Credit Facility may not provide sufficient liquidity to meet our capital needs through 2014 and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. In the future, our access to capital and ability to compete for future capital intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the 7 3/4% Senior Notes, the indenture governing the 6.625% Senior Notes, the indenture governing the 5.125% Senior Notes, and our Credit Agreement. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we expect to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

As a REIT, we are subject to a number of organizational and operational requirements, including a requirement that we annually distribute to our shareholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain). Generally, we expect to distribute all or substantially all of our REIT taxable income so as not to be subject to the income or excise tax on undistributed REIT taxable income. On January 17, 2013, the Board declared our first quarterly REIT cash dividend of $0.50 per share of common stock, which was paid on March 1, 2013 to shareholders of record as of the close of business on February 15, 2013. On May 7, 2013, the Board of Directors declared a quarterly cash dividend of $0.50 per share of common stock, which was paid on June 3, 2013 to shareholders of record as of the close of business on May 20, 2013. On July 30, 2013, the Board of Directors declared a quarterly cash dividend of $0.50 per share of common stock, which is to be paid on August 29, 2013 to shareholders of record as of the close of business on August 19, 2013. The amount, timing and frequency of distributions will be at the sole discretion of our Board of Directors and will be based upon various factors.

We plan to fund all of our capital needs, including distributions of our REIT taxable income in order to maintain our REIT qualification, and capital expenditures, from cash on hand, cash from operations, borrowings under our Credit Facility and any other financings which our management and Board, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under the $700.0 million Revolver. Our management believes that cash on hand, cash flows from operations and availability under our Credit Facility will be adequate to support our capital requirements for 2013 as disclosed under “Capital Requirements” above.

Executive Retirement Agreement

We have a non-qualified deferred compensation agreement with our Chief Executive Officer (“CEO”). The current agreement, as amended, provides for a lump sum payment upon retirement, no sooner than age 55. As of January 1, 2013, our CEO had reached age 55 and was eligible to receive the payment upon retirement. If our CEO had retired as of June 30, 2013, the Company would have had to pay him $6.6 million. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity.

Cash Flow

Cash and cash equivalents as of June 30, 2013 was $38.5 million, compared to $31.8 million as of December 31, 2012.

Operating Activities

Cash provided by operating activities from continuing operations amounted to $101.3 million in the First Half 2013 versus cash provided by operating activities from continuing operations of $116.9 million in the First Half 2012. Cash provided by operating activities from continuing operations during the First Half 2013 was positively impacted by increases in net income attributable to GEO, non-cash expenses such as depreciation and amortization, loss on extinguishment of debt and stock-based compensation expense. These positive impacts were offset by increases in equity in earnings of affiliates, net of tax, a release of reserves for uncertain tax positions and a net decrease in accounts receivable, prepaid expenses and other assets. Accounts receivable, prepaid expenses and other assets decreased in total by a net $9.5 million, representing a positive impact on cash. The decrease was primarily driven by the timing of billings and collections. Accounts payable, accrued expenses and other liabilities decreased by $15.2 million which negatively impacted cash. The decrease was primarily driven by the payment of annual bonuses accrued at December 31, 2012 which were paid out in the first quarter of 2013, litigation settlements in 2013 which were accrued at December 31, 2012 and the timing of payments. These decreases were partially offset by an increase in accrued interest related to our 5.125% Senior Notes which were issued at the end of First Quarter 2013, the initial semi-annual interest payment for which is not due until October 1, 2013.

Cash provided by operating activities from continuing operations in the First Half 2012 was positively impacted by increases in net income attributable to GEO, non-cash expenses such as depreciation and amortization and stock based compensation expense, as well changes in our working capital components which were primarily driven by decreases in accounts receivable, prepaid expenses and other assets. Accounts receivable, prepaid expenses and other assets decreased by $23.4 million in the First Half 2012, and represented a source of cash. The decrease was primarily caused by a decrease in accounts receivable due to timing of collections at certain facilities and an IRS refund of approximately $10 million during the First Half 2012 which was recorded as a reduction to prepaid income taxes.

Investing Activities

Cash used in investing activities from continuing operations of $94.8 million in the First Half 2013 was primarily the result of capital expenditures of $89.9 million. Cash used in investing activities from continuing operations in the First Half 2012 of $68.5 million was primarily the result of capital expenditures.

Financing Activities

Cash provided by financing activities from continuing operations in the First Half 2013 amounted to $4.3 million compared to cash used by financing activities of $31.0 million in the First Half 2012. Cash provided by financing activities in the First Half 2013 reflects proceeds from long term debt of $785.0 million, including $300.0 million from the 5.125% Senior Notes as well as $485.0 million of borrowings under our Revolver, and proceeds from the exercise of stock options of $4.1 million. These increases were offset by payments of $697.7 million on indebtedness, cash dividends paid of $71.5 million and debt issuance costs of $17.0 million. Cash used in financing activities in the the First Half 2012 reflects payments of $169.3 million on indebtedness offset by $145.0 million of borrowings under our prior revolver. We also made a cash distribution of $5.8 million to the noncontrolling interests in the First Half 2012.

Outlook

The following discussion contains statements that are not historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statements. Please refer to “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, the “Forward-Looking Statements—Safe Harbor” section in our Annual Report on Form 10-K, as well as the other disclosures contained in our Annual Report on Form 10-K, and the “Forward-Looking Information” and the “Part II—Item 1A. Risk Factors” sections in this Form 10-Q for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.

Revenue

Domestically, we continue to pursue a number of opportunities for corrections and detention facilities. Continued need for corrections facilities in various states and the need for bed space at federal prisons and detention facilities are two of the factors that have contributed to these opportunities. At the state level, we have responded to competitive procurements issued by the State of Michigan for 960 beds and the State of California for 1,225 beds. In Florida, the Department of Management Services has issued a request for proposal for the rebid of 3,854 contract prison beds which are currently managed by a different private operator. At the federal level, we have responded to a procurement issued by the Federal Bureau of Prisons totaling up to 1,600 beds. We continue to be encouraged by opportunities as discussed above; however any positive trends may, to some extent, be adversely impacted by government budgetary constraints in the future. While the general outlook from state officials is one of stability and stable revenue performance so far in fiscal year 2013 continues to be a key factor in the improved condition of state finances, uncertainty still hovers over state finances, as the impact of federal sequestration remains unclear, according to a recent survey conducted in the Spring of 2013 by the National Conference of State Legislatures. As a result of budgetary pressures, state correctional agencies may pursue a number of cost savings initiatives which may include reductions in per diem rates and/or the scope of services provided by private operators. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Additionally, if state budgetary constraints, as discussed above, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations, contract non-renewals, and/or contract re-bids. Although we have historically had a relatively high contract renewal rate, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.

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

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related cost represented 58.8% of our operating expenses in First Half 2013. Additional significant operating expenses include food, utilities and inmate medical costs. In First Half 2013, operating expenses totaled 73.8% of our consolidated revenues. Our operating expenses as a percentage of revenue in 2013 will be impacted by the opening of any new or existing facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2013, we will incur carrying costs for facilities that are currently vacant in 2013. As of June 30, 2013, our worldwide operations include the management and/or ownership of approximately 72,000 beds at 95 correctional, detention, re-entry, youth services and community-based facilities including idle facilities, and also include the provision of monitoring of approximately 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. In the First Half 2013, general and administrative expenses totaled 7.8% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenue in 2013 to decrease as a result of cost savings initiatives and decreases in nonrecurring costs related to our REIT conversion. We expect business development costs to remain consistent or increase slightly as we pursue additional business development opportunities in all of our business lines. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

Idle Facilities

We are currently marketing approximately 6,000 vacant beds at seven of our idle facilities to potential customers. The annual carrying cost of idle facilities in 2013 is estimated to be $14.4 million, including depreciation expense of $7.3 million. As of June 30, 2013 these facilities had a net book value of $237.3 million. We currently do not have any firm commitment or agreement in place to activate these facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. Currently, our North Lake Correctional Facility located in Baldwin, Michigan and our Great Plains Correctional Facility located in Hinton, Oklahoma have been idle the longest of our idle facility inventory. These idle facilities are included in the U.S. Corrections & Detention segment. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if all of these idle facilities were to be activated using our U.S. Corrections & Detention average per diem rate in 2013, (calculated as the U.S. Corrections & Detention revenue divided by the number of U.S. Corrections & Detention mandays) and based on the average occupancy rate in our U.S. Corrections & Detention facilities for 2013, we would expect to receive incremental annualized revenue of approximately $125 million and an annualized increase in earnings per share of approximately $0.35 to $0.40 per share based on our average U.S. Corrections and Detention operating margin.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Credit Facility. Payments under the Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Credit Facility of $595.0 million and $58.2 million in outstanding letters of credit, as of June 30, 2013, for every one percent increase in the average interest rate applicable to the Credit Facility, our total annual interest expense would increase by $6.0 million.

As of June 30, 2013, we had four interest rate swap agreements in the aggregate notional amount of $100.0 million. These interest rate swaps, which have payment, expiration dates and call provisions that mirror the terms of the 7 3/4% Senior Notes, effectively convert $100.0 million of the 7 3/4% Senior Notes into variable rate obligations. Under these interest rate swaps, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $100.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.16% and 4.29%, also calculated on the notional $100.0 million amount. For every one percent increase in the interest rate applicable to our aggregate notional $100.0 million of swap agreements relative to the 7 3/4% Senior Notes, our annual interest expense would increase by $1.0 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, the Australian dollar, the Canadian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at June 30, 2013, every 10 percent change in historical currency rates would have approximately a $4.9 million effect on our financial position and approximately a $0.5 million impact on our results of operations during First Half 2013.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information required herein is incorporated by reference from Note 12—Commitments, Contingencies and Other Tax Matters in the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS.

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012 and Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

(A) Exhibits

10.51

Amended and Restated Credit Agreement, dated as of April 3, 2013, by and among The GEO Group, Inc. and GEO Corrections Holdings, Inc., as Borrowers, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (1)

10.52	First Amendment to Third Amended and Restated Executive Employment Agreement, dated April 29, 2013, by and between The GEO Group, Inc. and George C. Zoley. (2)

10.53	Second Amendment to Third Amended and Restated Executive Employment Agreement, dated May 29, 2013, by and between The GEO Group, Inc. and George C. Zoley. (3)

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 9, 2013.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 30, 2013.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 4, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date: August 8, 2013	/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer
(duly authorized officer and principal financial officer)