Form 10-Q
period 2013-09-30
GEO GROUP INC
filed 2013-11-08
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

As of November 6, 2013, the registrant had 72,053,841 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2013 AND 2012

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues	$379,842	$369,116	$1,138,526	$1,100,331
Operating expenses	283,903	268,142	843,946	808,003
Depreciation and amortization	23,888	22,944	70,480	68,145
General and administrative expenses	27,222	26,428	86,625	79,143

Operating income	44,829	51,602	137,475	145,040
Interest income	1,084	1,651	3,433	5,219
Interest expense	(21,569)	(20,605)	(62,013)	(62,029)
Loss on extinguishment of debt	(1,451)	(8,462)	(6,978)	(8,462)

Income before income taxes, equity in earnings of affiliates and discontinued operations	22,893	24,186	71,917	79,768
Income tax (benefit) provision	(7,755)	10,125	(14,142)	32,275
Equity in earnings of affiliates, net of income tax provision of $578, $234, $1,472 and $858, respectively	1,526	474	3,772	1,652

Income from continuing operations	32,174	14,535	89,831	49,145
Income (loss) from discontinued operations, net of income tax provision of $0, $90, $0 and $1,819, respectively	(2,265)	192	(2,265)	3,117

Net income	29,909	14,727	87,566	52,262
Net (income) loss attributable to noncontrolling interests	(12)	890	(42)	881

Net income attributable to The GEO Group, Inc.	$29,897	$15,617	$87,524	$53,143

Weighted-average common shares outstanding:
Basic	71,201	60,906	71,046	60,838
Diluted	71,655	61,302	71,557	61,083
Income per common share attributable to The GEO Group, Inc.(1):
Basic:
Income from continuing operations	$0.45	$0.25	$1.26	$0.82
Income from discontinued operations	(0.03)	—	(0.03)	0.05

Income per common share attributable to The GEO Group, Inc.—basic	$0.42	$0.26	$1.23	$0.87

Diluted:
Income from continuing operations	$0.45	$0.25	$1.25	$0.82
Income from discontinued operations	(0.03)	—	(0.03)	0.05

Income per common share attributable to The GEO Group, Inc.—diluted	$0.42	$0.25	$1.22	$0.87

(1)	Note that earnings per share tables may contain slight summation differences due to rounding

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2013 AND 2012

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income	$29,909	$14,727	$87,566	$52,262
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (benefit) provision of $0, $364, $0 and $239, respectively	611	187	(6,050)	33
Pension liability adjustment, net of tax benefit of $25, $19, $76 and $56, respectively	40	30	121	89
Unrealized gain (loss) on derivative instrument classified as cash flow hedge, net of tax provision (benefit) of ($2), ($56), $75 and ($276), respectively	(3)	(102)	138	(502)

Total other comprehensive income (loss), net of tax	648	115	(5,791)	(380)

Total comprehensive income	30,557	14,842	81,775	51,882
Comprehensive (income) loss attributable to noncontrolling interests	(4)	903	38	900

Comprehensive income attributable to The GEO Group, Inc.	$30,553	$15,745	$81,813	$52,782

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

(In thousands, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$53,161	$31,755
Restricted cash and investments (including VIEs[1] of $0 and $6,182, respectively)	9,337	15,654
Accounts receivable, less allowance for doubtful accounts of $1,891 and $2,546, respectively	244,558	246,635
Current deferred income tax assets	18,290	18,290
Prepaid expenses and other current assets	48,481	24,849

Total current assets	373,827	337,183

Restricted Cash and Investments (including VIEs of $0 and $15,521, respectively)	24,303	32,756
Property and Equipment, Net (including VIEs of $0 and $25,840, respectively)	1,729,407	1,687,159
Assets Held for Sale	1,200	3,243
Direct Finance Lease Receivable	19,310	26,757
Non-Current Deferred Income Tax Assets	2,532	2,532
Goodwill	490,230	490,308
Intangible Assets, Net	167,085	178,318
Other Non-Current Assets	87,511	80,938

Total Assets	$2,895,405	$2,839,194

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$46,057	$50,110
Accrued payroll and related taxes	46,437	39,322
Accrued expenses	119,268	116,557
Current portion of capital lease obligations, long-term debt and non-recourse debt (including VIEs of $0 and $5,200, respectively)	17,120	53,882
Current liabilities of discontinued operations	2,265	—

Total current liabilities	231,147	259,871

Non-Current Deferred Income Tax Liabilities	15,703	15,703
Other Non-Current Liabilities	74,224	82,025
Capital Lease Obligations	11,177	11,926
Long-Term Debt	1,448,233	1,317,529
Non-Recourse Debt (including VIEs of $0 and $16,997 respectively)	80,548	104,836
Commitments and Contingencies (Note 12)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 86,637,734 and 86,007,433 issued and 72,054,307 and 71,417,034 outstanding, respectively	866	860
Additional paid-in capital	845,019	832,230
Earnings in excess of distributions	244,665	264,667
Accumulated other comprehensive income (loss)	(3,041)	2,670
Treasury stock, 14,583,427 and 14,590,399 shares, at cost, respectively	(53,590)	(53,615)

Total shareholders’ equity attributable to The GEO Group, Inc.	1,033,919	1,046,812
Noncontrolling interests	454	492

Total shareholders’ equity	1,034,373	1,047,304

Total Liabilities and Shareholders’ Equity	$2,895,405	$2,839,194

[1]	Variable interest entities or “VIEs”

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2013 AND 2012

(In thousands)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash Flow from Operating Activities:
Net Income	$87,566	$52,262
Net (income) loss attributable to noncontrolling interests	(42)	881

Net income attributable to The GEO Group, Inc.	87,524	53,143
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Stock-based compensation	5,768	5,012
Loss on extinguishment of debt	6,978	8,462
Depreciation and amortization expense	70,480	68,145
Amortization of debt issuance costs, discount and/or premium	4,609	2,341
Restricted stock expense	—	—
Provision for doubtful accounts	321	478
Equity in earnings of affiliates, net of tax	(3,772)	(1,652)
Income tax (benefit) provision related to equity compensation	(1,883)	(241)
Release of reserve for uncertain tax positions	(6,356)	—
Loss on sale/disposal of property and equipment	668	1,059
Changes in assets and liabilities:
Changes in accounts receivable, prepaid expenses and other assets	(16,258)	61,922
Changes in accounts payable, accrued expenses and other liabilities	7,476	30,070

Cash provided by operating activities—continuing operations	155,555	228,739
Cash provided by (used in) operating activities—discontinued operations	2,265	(1,176)

Net cash provided by operating activities	157,820	227,563

Cash Flow from Investing Activities:
Acquisition of ownership interests in MCF	—	(35,154)
Proceeds from sale of property and equipment	204	608
Proceeds from sale of assets held for sale	1,968	5,641
Net working capital adjustment from RTS divestiture	(996)	—
Change in restricted cash and investments	13,976	41,075
Capital expenditures	(101,450)	(90,478)

Cash used in investing activities—continuing operations	(86,298)	(78,308)
Cash used in investing activities—discontinued operations	—	(2,175)

Net cash used in investing activities	(86,298)	(80,483)

Cash Flow from Financing Activities:
Distribution to noncontrolling interests	—	(5,758)
Proceeds from long-term debt	842,000	263,000
Payments on long-term debt	(769,356)	(352,131)
Payments for retirement of common stock	—	(1,035)
Payment of make-whole provision and other fees for early extinguishment of debt	—	(14,861)
Proceeds from reissuance of treasury stock in connection with ESPP	228	373
Decrease in common stock	—	(48)
Debt issuance costs	(19,317)	(917)
Income tax benefit related to equity compensation	1,883	241
Proceeds from the exercise of stock options	4,941	1,846
Cash dividends paid	(107,526)	(12,304)

Net cash used in financing activities	(47,147)	(121,594)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,969)	15

Net Increase in Cash and Cash Equivalents	21,406	25,501
Cash and Cash Equivalents, beginning of period	31,755	43,377

Cash and Cash Equivalents, end of period	$53,161	$68,878

Supplemental Disclosures:
Non-cash Investing and Financing activities:

Deferred tax assets recorded in equity in connections with MCF transaction	$—	$8,213

Capital expenditures in accounts payable and accrued expenses	$529	$2,818

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”), is a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of correctional, detention and re-entry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa, the United Kingdom and Canada. The Company owns, leases and operates a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, as well as community based re-entry facilities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. GEO provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). As of September 30, 2013, the Company’s worldwide operations included the management and/or ownership of approximately 73,000 beds at 96 correctional and detention facilities, including projects under development, and also included the provision of monitoring of more than 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

The Company’s unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013 for the fiscal year ended December 31, 2012. The accompanying December 31, 2012 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Form 10-Q have been made. Results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2013, or for any other future interim or annual periods.

REIT Conversion—GEO began operating as a REIT for federal income tax purposes effective January 1, 2013. As a result of the REIT conversion, GEO reorganized its operations and moved non-real estate components into taxable REIT subsidiaries (“TRS”). Through the TRS structure, the portion of GEO’s businesses which are non-real estate related, such as its managed-only contracts, international operations, electronic monitoring services, and other non-residential and community based facilities, are part of wholly-owned taxable subsidiaries of the REIT. Most of GEO’s business segments, which are real estate related and involve company-owned and company-leased facilities, are part of the REIT. The TRS structure allows the Company to maintain the strategic alignment of almost all of its diversified business segments under one entity. The TRS assets and operations will continue to be subject to federal and state corporate income taxes and to foreign taxes as applicable in the jurisdictions in which those assets and operations are located. As a REIT, GEO is required to make distributions of its REIT taxable income to its shareholders. Refer to Note 5—Shareholders’ Equity.

Divestiture of Residential Treatment Services—The operating results of Residential Treatment Services (“RTS”), which was divested on December 31, 2012, have been retroactively reclassified to discontinued operations for the three and nine months ended September 30, 2012. Refer to Note 8—Discontinued Operations.

Change of Reporting Segment Name from GEO Care to GEO Community Services—The Company’s GEO Care reporting segment previously consisted of four aggregated operating segments including Residential Treatment Services, Community Based Services, Youth Services and B.I. Incorporated (“BI”). The GEO Care reporting segment was renamed GEO Community Services concurrent with the divestiture of the Company’s Residential Treatment Services operating segment. All current and prior year financial position and results of operations amounts presented for this reporting segment are referred to as GEO Community Services.

Fiscal Year—In connection with the REIT conversion, effective December 31, 2012, the Company changed to a calendar year from a fiscal year that ended on the Sunday closest to the calendar year end and changed its fiscal quarters to coincide with each calendar quarter. The third fiscal quarter of 2012 began on July 2, 2012 and ended on September 30, 2012, and is referred to as Third Quarter 2012. The nine month period of 2012 began on January 2, 2012 and ended on September 30, 2012, and is referred to as Nine Months 2012.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets, other intangible assets acquired and liabilities assumed, including noncontrolling interests. Changes in goodwill from December 31, 2012 to September 30, 2013 are related solely to fluctuations in foreign currency exchange rates.

The Company has also recorded other finite and indefinite lived intangible assets as a result of business combinations completed prior to 2013. Changes in the gross carrying amounts from December 31, 2012 to September 30, 2013 are solely related to fluctuations in foreign currency exchange rates. The Company’s intangible assets include facility management contracts, non-compete agreements and the trade name and technology of BI, as follows (in thousands):

	September 30, 2013				December 31, 2012
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	13.4	$151,657	$(41,772)	$109,885	$151,913	$(33,141)	$118,772
Covenants not to compete	2.0	8,570	(8,570)	—	8,570	(8,495)	75
Technology	7.0	21,200	(8,000)	13,200	21,200	(5,729)	15,471
Trade name (Indefinite lived)	Indefinite	44,000	—	44,000	44,000	—	44,000

Total acquired intangible assets		$225,427	$(58,342)	$167,085	$225,683	$(47,365)	$178,318

Amortization expense was $3.6 million and $11.0 million, respectively, for the three months and nine months ended September 30, 2013. Amortization expense was $4.2 million and $13.4 million, respectively, for the three months and nine months ended September 30, 2012. Amortization expense was primarily related to the U.S. Corrections & Detention and GEO Community Services segments’ amortization of acquired facility management contracts. As of September 30, 2013, the weighted average period before the next contract renewal or extension for the facility management contracts was approximately 1.4 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the contractual periods.

Estimated amortization expense related to the Company’s finite-lived intangible assets for the remainder of fiscal year 2013 through fiscal year 2017 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2013	$3,633
2014	14,529
2015	14,529
2016	14,529
2017	14,529
Thereafter	61,336

$123,085

3. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements at September 30, 2013
	Carrying Value at September 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap derivative assets	$4,045	$—	$4,045	$—
Restricted investments:
Guaranteed Investment Contract	5,742	—	5,742	—
Rabbi Trust	8,772	8,772	—	—
Fixed income securities	2,042	—	2,042	—
Liabilities:
Interest rate swap derivative liabilities	$495	$—	$495	$—

		Fair Value Measurements at December 31, 2012
	Carrying Value at December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap derivative assets	$6,212	$—	$6,212	$—
Restricted investments:
Guaranteed Investment Contract	5,742	—	5,742	—
Rabbi Trust	7,718	7,718	—	—
Fixed income securities	2,152	—	2,152	—
Liabilities:
Interest rate swap derivative liabilities	$708	$—	$708	$—

The Company’s Level 1 investment included in the tables above as of September 30, 2013 and December 31, 2012 relates to the Company’s rabbi trust established for GEO employee and employer contributions to The GEO Group Inc. Non-qualified Deferred Compensation Plan. These contributions are invested in cash and mutual funds for which quoted market prices in active markets are available.

The Company’s Level 2 financial instruments included in the tables above as of September 30, 2013 and December 31, 2012 consist of an interest rate swap liability held by the Company’s Australian subsidiary, interest rate swap assets of the Company relating to the 7 3⁄4% senior unsecured notes due 2017 (the “7 3⁄4% Senior Notes”) held as of those dates, an investment in Canadian dollar denominated fixed income securities, and a guaranteed investment contract which is a restricted investment related to CSC of Tacoma LLC (“CSC”). The Australian subsidiary’s interest rate swap liability is valued using a discounted cash flow model based on projected Australian borrowing rates. The fair value measurement of the Company’s other interest rate swap assets are based on pricing models which consider prevailing interest rates, credit risk and similar instruments. The Canadian dollar denominated securities, not actively traded, are valued using quoted rates for these and similar securities. The restricted investment in the guaranteed investment contract is valued using quoted rates for these and similar securities.

In October 2013, the lenders to the Company’s interest rate swap assets elected to prepay their obligations at the call option price which equaled the fair values of the respective call dates. Refer to Note 9—Derivative Financial Instruments.

4. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at September 30, 2013 and December 31, 2012 (in thousands):

		Estimated Fair Value Measurements at September 30, 2013
	Carrying Value as of September 30, 2013	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$53,161	$53,161	$53,161	$—	$—
Restricted cash	19,126	19,126	19,126	—	—
Liabilities:
Borrowings under senior credit facility	$599,250	$602,991	$—	$602,991	$—
7 3⁄4% Senior Notes	247,867	261,095	—	261,095	—
6.625% Senior Notes	300,000	317,064	—	317,064	—
5.125% Senior Notes	300,000	276,750	—	276,750	—
Non-recourse debt, Australian subsidiary	26,759	27,446	—	27,446	—
Other non-recourse debt, including current portion	66,813	68,852	—	68,852	—

		Estimated Fair Value Measurements at December 31, 2012
	Carrying Value as of December 31, 2012	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$31,755	$31,755	$31,755	$—	$—
Restricted cash	34,949	34,949	34,949	—	—
Liabilities:
Borrowings under senior credit facility	$797,430	$803,097	$—	$803,097	$—
7 3⁄4% Senior Notes	247,543	270,313	—	270,313	—
6.625% Senior Notes	300,000	335,814	—	335,814	—
Non-recourse debt, Australian subsidiary	34,832	34,973	—	34,973	—
Other non-recourse debt, including current portion	88,650	91,345	—	91,345	—

The fair values of the Company’s cash and cash equivalents, and restricted cash approximates the carrying values of these assets at September 30, 2013 and December 31, 2012. Restricted cash consists of debt service funds used for payments on the Company’s non-recourse debt and rabbi trust funds. The fair values of the Company’s 7 3⁄4% Senior Notes, 6.625% senior unsecured notes due 2021 (“6.625% Senior Notes”), and the 5.125% senior unsecured notes due 2023 (“5.125% Senior Notes”), although not actively traded, are based on published financial data for these instruments. The fair values of the Company’s non-recourse debt related to South Texas Local Development Corporation (“STLDC”) and Washington Economic Development Finance Authority (“WEDFA”) is based on market prices for similar instruments. The fair value of the non-recourse debt related to the Company’s Australian subsidiary is estimated using a discounted cash flow model based on current Australian borrowing rates for similar instruments. The fair value of borrowings under the senior credit facility is based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.

On September 30, 2013, the Company completed a defeasance of the non-recourse debt related to STLDC. Refer to Note 10—Variable Interest Entities and Investment in Affiliates and Note 11—Debt.

On October 3, 2013, the Company completed the purchase of $209.1 million in aggregate principal amount of its 7 3⁄4% Senior Notes validly tendered in connection with the Company’s tender offer and consent solicitation on or prior to the consent payment deadline. On November 4, 2013, the Company completed the redemption of the remaining 7 3⁄4% Senior Notes in connection with the terms of the notice of redemption delivered to the noteholders pursuant to the terms of the indenture governing the 7 3⁄4% Senior Notes. Refer to Note 16—Subsequent Events.

5. SHAREHOLDERS’ EQUITY

The following table presents the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests (in thousands):

	Common shares		Additional Paid-In	Earnings in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Distributions	Income (Loss)	Shares	Amount	Interests	Equity
Balance, December 31, 2012	71,417	$860	$832,230	$264,667	$2,670	14,590	$(53,615)	$492	$1,047,304
Proceeds from exercise of stock options	293	3	4,938	—	—	—	—	—	4,941
Tax benefit related to equity compensation	—	—	1,883	—	—	—	—	—	1,883
Stock based compensation expense	—	—	1,014	—	—	—	—	—	1,014
Restricted stock granted	345	3	(3)	—	—		—	—	—
Restricted stock canceled	(8)	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	4,754	—	—	—	—	—	4,754
Dividends paid	—	—	—	(107,526)	—	—	—	—	(107,526)
Re-issuance of treasury shares (ESPP)	7	—	203	—	—	(7)	25	—	228
Net income	—	—	—	87,524	—	—	—	42	87,566
Other comprehensive loss	—	—	—	—	(5,711)	—	—	(80)	(5,791)

Balance, September 30, 2013	72,054	$866	$845,019	$244,665	$(3,041)	14,583	$(53,590)	$454	$1,034,373

REIT Distributions

As a REIT, GEO is required to distribute annually at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain) and began paying regular quarterly REIT dividends in 2013. The amount, timing and frequency of future dividends, however, will be at the sole discretion of GEO’s Board of Directors (the “Board”) and will be declared based upon various factors, many of which are beyond GEO’s control, including, GEO’s financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income taxes that GEO otherwise would be required to pay, limitations on distributions in GEO’s existing and future debt instruments, limitations on GEO’s ability to fund distributions using cash generated through GEO’s TRSs and other factors that GEO’s Board may deem relevant. Dividends of $0.50 per share of common stock were paid during the quarter ended March 31, 2013. Dividends of $0.50 per share of common stock were paid during the quarter ended June 30, 2013. Dividends of $0.50 per share of common stock were paid during the quarter ended September 30, 2013.

Prospectus Supplement

On May 8, 2013, the Company filed with the Securities and Exchange Commission a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $100 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and equity distribution agreement entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no sales of shares of the Company’s common stock under the prospectus supplement during the nine months ended September 30, 2013.

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

The components of accumulated other comprehensive income (loss) attributable to GEO included in the consolidated statement of shareholders’ equity are as follows:

	Nine Months Ended September 30, 2013
	(In thousands)
	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc. [1]	Unrealized (loss)/gain on derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, December 31, 2012	$5,755	$(457)	$(2,628)	$2,670
Current-period other comprehensive (loss) income	(5,970)	138	121	(5,711)

Balance, September 30, 2013	$(215)	$(319)	$(2,507)	$(3,041)

[1]	The foreign currency translation related to noncontrolling interests was not significant at September 30, 2013 or December 31, 2012, respectively.

6. EQUITY INCENTIVE PLANS

As of September 30, 2013, under the 2006 Stock Incentive Plan (“2006 Plan”), the Company had 1,723,899 shares of common stock available for issuance pursuant to future awards that may be granted under the plan of which up to 438,603 shares were available for the issuance of awards other than stock options.

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. A summary of the activity of stock option awards issued and outstanding under Company plans is as follows for the nine months ended September 30, 2013:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at December 31, 2012	1,198	$18.92	6.85	$11,090
Options granted	—	—
Options exercised	(293)	$16.85
Options forfeited/canceled/expired	(21)	$21.43

Options outstanding at September 30, 2013	884	$19.68	6.65	$11,994

Options vested and expected to vest at September 30, 2013	861	$19.63	6.62	$11,727

Options exercisable at September 30, 2013	545	$18.92	6.17	$7,819

For the nine months ended September 30, 2013 and September 30, 2012, the amount of stock-based compensation expense related to stock options was $1.0 million and $1.8 million, respectively. As of September 30, 2013, the Company had $1.5 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 1.7 years.

Restricted Stock

Compensation expense for nonvested stock awards is recorded over the vesting period based on the fair value at the date of grant. Generally, the restricted stock awards vest in equal increments over either a three or four year period. The Company has issued share-based awards with service-based, performance-based and market-based vesting criteria.

A summary of the activity of restricted stock outstanding is as follows for the nine months ended September 30, 2013:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at December 31, 2012	670	$18.14
Granted	345	37.40
Vested	(271)	18.45
Forfeited/canceled	(8)	34.88

Restricted stock outstanding at September 30, 2013	736	$26.87

During the nine months ended September 30, 2013, the Company granted 345,060 shares of restricted stock to certain employees and executive officers. Of these awards, 92,810 are performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2013, 2014 and 2015.

The vesting of these performance-based restricted stock grants are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 75% of the shares of restricted stock (“TSR Target Award”) can vest at the end of a three-year performance period if GEO meets certain total shareholder return (“TSR”) performance targets, as compared to the total shareholder return of a peer group of companies, during 2013, 2014 and 2015; and (ii) up to 25% of the shares of restricted stock (“ROCE Target Award”) can vest at the end of a three-year period if GEO meets certain return on capital employed (“ROCE”) performance targets in 2013, 2014 and 2015. These performance awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the performance-based awards is based on the target awards for both metrics.

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

For the nine months ended September 30, 2013 and September 30, 2012, the Company recognized $4.8 million and $3.2 million, respectively, of compensation expense related to its restricted stock awards. As of September 30, 2013, the Company had $16.1 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 2.9 years.

Employee Stock Purchase Plan

The Company previously adopted The GEO Group Inc. 2011 Employee Stock Purchase Plan (the “Plan”) which was approved by the Company’s shareholders. The purpose of the Plan, which is qualified under Section 423 of the Internal Revenue Service Code of 1986, as amended, is to encourage stock ownership through payroll deductions by the employees of GEO and designated subsidiaries of GEO in order to increase their identification with the Company’s goals and secure a proprietary interest in the Company’s success. These deductions are used to purchase shares of the Company’s common stock at a 5% discount from the then current market price. The Company has made available up to 500,000 shares of its common stock, which were registered with the Securities and Exchange Commission on May 4, 2012, for sale to eligible employees under the Plan.

The Plan is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Plan are made on the last day of each month. During the nine months ended September 30, 2013, 7,010 shares were issued out of the Company’s treasury stock in connection with the Plan.

7. EARNINGS PER SHARE FROM CONTINUING OPERATIONS

Basic earnings per share is computed by dividing the income from continuing operations attributable to The GEO Group, Inc. shareholders by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share (“EPS”) from continuing operations were calculated for the three and nine months ended September 30, 2013 and September 30, 2012 as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Income from continuing operations	$32,174	$14,535	$89,831	$49,145
Net (income) loss attributable to noncontrolling interests	(12)	890	(42)	881

Net income from continuing operations attributable to The GEO Group, Inc.	32,162	15,425	89,789	50,026
Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	71,201	60,906	71,046	60,838

Per share amount from continuing operations	$0.45	$0.25	$1.26	$0.82

Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	71,201	60,906	71,046	60,838
Effect of dilutive securities: Stock options and restricted stock	454	396	511	245

Weighted average shares assuming dilution	71,655	61,302	71,557	61,083

Per share amount from continuing operations	$0.45	$0.25	$1.25	$0.82

Three Months

For the three months ended September 30, 2013, 1,589 weighted average common stock equivalents from restricted stock awards were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were no shares of common stock underlying options that were anti-dilutive.

For the three months ended September 30, 2012, 24,303 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were no common stock equivalents from restricted shares that were anti-dilutive.

Nine Months

For the nine months ended September 30, 2013, there were no shares of common stock underlying options or common stock equivalents from restricted shares that were anti-dilutive.

For the nine months ended September 30, 2012, 59,915 weighted average shares of common stock underlying options and 538 weighted average common stock equivalents from restricted stock awards were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

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

Divestiture of RTS Operations

On December 31, 2012, the Company completed the divestiture of its RTS operating component, which was purchased by GEO Care Holdings LLC, an entity owned by certain current and former members of GEO’s management team (the “MBO Group”). Cash proceeds received on December 31, 2012 from the divestiture amounted to $33.3 million, net of an initial working capital adjustment, subject to a final working capital adjustment determined within 105 days of the transaction closing date. The final working capital adjustment resulted in a net cash sale price of $32.3 million In accordance with the purchase agreement, the MBO Group would also be obligated to pay up to an additional $5.0 million in purchase price on a contingent earn-out basis if certain potential future contract awards are received by RTS. In addition, the purchase agreement provides for (i) a purchase price adjustment in favor of the MBO Group in the event certain client consents are not obtained within one year following the divestiture, and (ii) a purchase price adjustment in favor of the MBO Group if certain key contracts (as defined in the Purchase Agreement) are terminated up to one year following the divestiture. There were no amounts recorded under these earn-out provisions during the three or nine months ended September 30, 2013.

In connection with the RTS divestiture, the Company and GEO Care Holdings LLC entered into a services agreement pursuant to which the Company will provide accounting support, information systems services, legal support services, risk management services, property management and design services and office space for a five-year term in return for an annual fee of $1.8 million payable in equal monthly installments (the “Services Agreement”). The Company and GEO Care Holdings LLC also executed a license agreement pursuant to which the Company granted to GEO Care Holdings LLC an exclusive license for a five-year term to use the GEO Care service mark and domain name in connection with the RTS business in return for an annual fee of $0.4 million payable in equal monthly installments (the “License Agreement”). In addition, the Company and GEO Care Holdings LLC entered into employment agreements with certain executive officers in order to allocate the services to be provided by the executive officers and related compensation and benefits between the Company and GEO Care Holdings LLC. During the three and nine months ended September 30, 2013, the Company earned fees under the above noted Services Agreement and License Agreement amounting to an aggregate of $0.6 million and $1.6 million, respectively, which have been recorded as an offset to operating expenses in the accompanying consolidated statements of operations.

During the three months ended September 30, 2012, RTS had revenue and pre-tax income of $42.2 million and $3.1 million, respectively. During the nine months ended September 30, 2012, RTS had revenue and pre-tax income of $124.8 million and $8.6 million, respectively. The operating results and cash flows of RTS for the three and nine months ended September 30, 2012 have been retrospectively reflected as discontinued operations in the accompanying consolidated statements of operations and cash flows.

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

During the three months ended September 30, 2012, revenues and a pre-tax loss relating to the operations of MDOC were $2.4 million and $2.8 million, respectively. During the nine months ended September 30, 2012, MDOC had revenue and a pre-tax loss of $24.7 million and $3.7 million, respectively. Loss from discontinued operations includes a charge of $2.3 million of insurance liability claims during the three and nine months ended September 30, 2013 which are directly related to these discontinued operations. The operating results and cash flows relating to the operations of MDOC for the three and nine months ended September 30, 2012 and September 30, 2013 are reflected as discontinued operations in the accompanying consolidated statements of operations and cash flows.

All income from discontinued operations included in the consolidated statements of operations is attributable to The GEO Group, Inc.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

As of September 30, 2013, the Company had four interest rate swap agreements in the aggregate notional amount of $100.0 million. The Company has designated these interest rate swaps as hedges against changes in the fair value of a designated portion of the 7 3⁄4% Senior Notes due to changes in underlying interest rates. These swap agreements, which had payment, expiration dates and call provisions that mirrored the terms of the 7 3⁄4% Senior Notes, effectively converted $100.0 million of the 7 3⁄4% Senior Notes into variable rate obligations. Each of the swaps had a termination clause that gave the counterparty the right to terminate the interest rate swaps at fair value, as defined in the swap agreements, under certain circumstances. In addition to the termination clause, the agreements also had call provisions which specified that the lender could elect to settle the swap for the call option price. Under the agreements, the Company received a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3⁄4% per year calculated on the notional $100.0 million amount, while it made a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.16% and 4.29%, also calculated on the notional $100.0 million amount. Changes in the fair value of the interest rate swaps were recorded in earnings along with related designated changes in the value of the 7 3⁄4% Senior Notes. Total net losses, entirely offset by a corresponding increase in the fair value of the variable rate portion of the 7 3⁄4% Senior Notes, recognized and recorded in earnings related to these fair value hedges were $0.6 million and $2.2 million during the three months and nine months ended September 30, 2013, respectively. As of September 30, 2013 and December 31, 2012, the swap assets’ fair values were $4.0 million and $6.2 million, respectively, and are included as Other Non-Current Assets in the accompanying consolidated balance sheets. There was no material ineffectiveness of these interest rate swaps during the quarters ended September 30, 2013 or September 30, 2012.

In October 2013, the Company received proceeds of $5.1 million, including accrued interest of $1.1 million, for the settlement of the four interest rate swap agreements with an aggregate notional amount of $100.0 million discussed above. The lenders to those swap agreements elected to prepay their obligations at the call option price which equaled the fair value at the respective call dates. Also on October 3, 2013, the Company completed the purchase of $209.1 million in aggregate principal amount of its 7 3⁄4% Senior Notes validly tendered in connection with the Company’s tender offer and consent solicitation on or prior to the consent payment deadline. On November 4, 2013, the Company completed the redemption of the remaining 7 3⁄4% Senior Notes in connection with the terms of the notice of redemption delivered to the noteholders pursuant to the terms of the indenture governing the 7 3⁄4% Senior Notes. Refer to Note 16—Subsequent Events.

The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on its variable rate non-recourse debt to 9.7%. The Company has determined the swap, which has a notional amount of AUD 50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt to be an effective cash flow hedge. Accordingly, the Company records the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total unrealized gains recorded in other comprehensive income, net of tax, related to this cash flow hedge was $0.0 million and $0.1 million for the three months and nine months ended September 30, 2013, respectively. The total fair value of the swap liability as of September 30, 2013 and December 31, 2012 was $0.5 million and $0.7 million, respectively, and is recorded as a component of other assets within the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).

10. VARIABLE INTEREST ENTITIES AND INVESTMENT IN AFFILIATES

The Company evaluates its joint ventures and other entities in which it has a variable interest (a “VIE”), generally in the form of investments, loans, guarantees, or equity, in order to determine if it has a controlling financial interest and is required to consolidate the entity as a result. The reporting entity with a variable interest that provides the entity with a controlling financial interest in the VIE will have both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company consolidated South Texas Local Development Corporation (“STLDC”), a VIE until September 30, 2013. STLDC was created to finance construction for the development of a 1,904-bed facility in Frio County, Texas. STLDC, the owner of the complex, issued $49.5 million in taxable revenue bonds and had an operating agreement with the Company, which provided the Company with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture required the revenue from the contract to be used to fund the periodic debt service requirements as they became due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums were distributed to the Company to cover operating expenses and management fees. The Company was responsible for the entire operations of the facility including the payment of all operating expenses whether or not there were sufficient revenues. The bonds had a 10-year term and were non-recourse to the Company. At the end of the 10-year term of the bonds, or if the bonds were redeemed, canceled or defeased, title and ownership of the facility transfers from STLDC to the Company.

On September 30, 2013, the Company completed a defeasance of the bonds and the title to the facility was transferred to the Company. In connection with the defeasance, the Company incurred a $1.5 million loss on extinguishment of debt which represented the excess of the reacquisition price of the defeasance over the net carrying value of the bonds and other defeasance related fees and expenses. Upon the closing of the transaction, the operating agreement was terminated and STLDC is no longer a VIE and is no longer consolidated with the Company. The carrying value of the facility as of September 30, 2013 and December 31, 2012 was $25.4 million and $25.8 million, respectively, and is included in Property and Equipment in the accompanying consolidated balance sheets.

The Company does not consolidate its 50% owned South African joint venture interest in South African Custodial Services Pty. Limited (“SACS”), a VIE. SACS joint venture investors are GEO and Kensani Corrections, Pty. Ltd (an independent third party); each partner owns a 50% share. The Company has determined it is not the primary beneficiary of SACS since it does not have the power to direct the activities of SACS that most significantly impact its performance. As such, the Company’s investment in this entity is accounted for under the equity method of accounting. SACS was established and subsequently, in 2001, was awarded a 25-year contract to design, finance and build the Kutama Sinthumule Correctional Centre in Louis Trichardt, South Africa. To fund the construction of the prison, SACS obtained long-term financing from its equity partners and lenders, the repayment of which is fully guaranteed by the South African government, except in the event of a default by SACS, in which case the government guarantee is reduced to 80%. The Company’s maximum exposure for loss under this contract is limited to its investment in the joint venture of $8.7 million at September 30, 2013 and its guarantees related to SACS that are discussed in Note 11—Debt.

The Company does not consolidate its 50% owned joint venture in the United Kingdom. In February 2011, The GEO Group Limited, the Company’s wholly-owned subsidiary in the United Kingdom (“GEO UK”), executed a shareholders agreement (the “Shareholders Agreement”) with Amey Community Limited (“Amey”) and Amey UK PLC (“Amey Guarantor”) to form GEO Amey PECS Limited (“GEOAmey”), a private company limited by shares incorporated in England and Wales. GEOAmey was formed by GEO UK and Amey (an independent third party) for the purpose of performing prisoner escort and related custody services in England and Wales. In order to form this private company, GEOAmey issued share capital of £100 divided into 100 shares of £1 each and allocated the shares 50/50 to GEO UK and Amey. GEO UK and Amey each have three directors appointed to the board of directors and neither party has the power to direct the activities that most significantly impact the performance of GEOAmey. As such, the Company’s investment in this entity is accounted for under the equity method of accounting. Both parties provide lines of credit of £12 million, or $19.4 million, based on exchange rates in effect as of September 30, 2013, to ensure that GEOAmey can comply with future contractual commitments related to the performance of its operations. As of September 30, 2013, $20.5 million, including accrued interest, was owed to the Company by GEOAmey under the line of credit. GEOAmey commenced operations on August 29, 2011. Refer to Note 11—Debt for further discussion of the Company’s maximum exposure for loss relating to GEOAmey.

11. DEBT

Debt outstanding as of September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Senior Credit Facility:
Term loan	$299,250	$563,625
Unamortized discount on term loan	—	(1,195)
Revolver	300,000	235,000

Total Senior Credit Facility	599,250	797,430
5.125% Senior Notes:
Notes due in 2023	300,000	—
6.625% Senior Notes:
Notes due in 2021	300,000	300,000
7 3/4% Senior Notes:
Notes due in 2017	250,000	250,000
Unamortized discount on Notes	(2,133)	(2,457)
Swap on Notes	4,045	6,212

Total 7 3/4% Senior Notes	251,912	253,755
Non-Recourse Debt :
Non-Recourse Debt	94,504	124,947
Unamortized discount on Non-Recourse Debt	(1,028)	(1,465)

Total Non-Recourse Debt	93,476	123,482
Capital Lease Obligations	12,165	12,994
Other debt	275	512

Total debt	1,557,078	1,488,173
Current portion of capital lease obligations, long-term debt and non-recourse debt	(17,120)	(53,882)
Capital Lease Obligations, long-term portion	(11,177)	(11,926)
Non-Recourse Debt	(80,548)	(104,836)

Long-Term Debt	$1,448,233	$1,317,529

Credit Agreement

On April 3, 2013, the Company entered into the Amended and Restated Credit Agreement with GEO Corrections Holdings, Inc. (with the Company as the sole term loan borrower, and the Company and GEO Corrections Holdings, Inc. as joint and several revolver borrowers), BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (the “Credit Agreement”). The Credit Agreement evidences a Senior Credit Facility (the “Senior Credit Facility”) consisting of a $300 million Term Loan (the “Term Loan”) initially bearing interest at LIBOR plus 2.50% (with a LIBOR floor of 0.75%), and a $700 million revolving credit facility (the “Revolver”) initially bearing interest at LIBOR plus 2.50% (with no LIBOR floor), in each case subject to adjustment based on a total leverage ratio pricing grid. The Company also has the ability to increase the Senior Credit Facility by an additional $350 million, subject to lender demand, prevailing market conditions and satisfying the borrowing and other conditions thereunder. The Revolver component is scheduled to mature on April 3, 2018 and the Term Loan component is scheduled to mature on April 3, 2020. The Term Loan and Revolver may be prepaid in whole or in part by the Company at any time without premium or penalty, subject to certain conditions. The Senior Credit Facility is a refinancing of the Fourth Amended and Restated Credit Agreement (the “Prior Senior Credit Facility”) which consisted of a Term Loan A, Term Loan A-2, Term Loan A-3, Term Loan B (“Prior Term Loans”) and a revolver (“Prior Revolver”).

The Company has accounted for the refinancing of the Prior Term Loans component of its Prior Senior Credit Facility as an extinguishment of debt and has accounted for the termination of the Prior Revolver component of the Prior Senior Credit Facility based upon the borrowing capacity accounting guidance for modification of revolving credit arrangements. Loan costs of $10.2 million were incurred in connection with the Credit Agreement transaction, of which $1.1 million was expensed as incurred as this amount was associated with the extinguishment of the Prior Term Loan component, and $9.1 million has been capitalized as deferred financing fees and is included in Other Non-Current Assets in the accompanying consolidated balance sheet as of September 30, 2013, and will be amortized to interest expense using an effective interest method throughout the term of the Revolver or Term Loan B as applicable. In addition, the Company wrote off $1.1 million in unamortized debt discount and $3.3 million of unamortized deferred financing costs pertaining to the Prior Term Loans related to the termination of the Prior Senior Credit Facility. The remaining unamortized deferred financing fees pertaining to the Prior Revolver will be amortized to interest expense using an effective interest method throughout the term of the Revolver.

As of September 30, 2013, the Company had $299.3 million in aggregate borrowings outstanding under the Term Loan B, $300.0 million in borrowings under the Revolver, and approximately $58.2 million in letters of credit which left $341.8 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of September 30, 2013 was 3.0%.

Indebtedness under the Revolver bears interest based on the Total Leverage Ratio, as defined in the Credit Agreement, as of the most recent determination date, as defined, in each of the instances below at the stated rate:

LIBOR borrowings	LIBOR plus 1.75% to 2.75%.
Base rate	Prime Rate plus 0.75% to 1.75%.
Letters of credit	1.75% to 2.75%.
Unused Revolver	0.35% to 0.375%.

The Credit Agreement contains certain representations and warranties, certain affirmative covenants and certain negative covenants that (subject to certain exceptions and allowances) restrict the Company’s ability to, among other things, (i) create, incur or assume indebtedness, (ii) create, incur, assume or permit liens, (iii) make loans and other investments, (iv) engage in mergers, acquisitions, liquidations and asset sales, (v) make certain restricted payments, (vi) issue, sell or otherwise dispose of certain types of non-common equity, (vii) engage in transactions with affiliates, (viii) allow the total leverage ratio to exceed 5.75 to 1.00, allow the senior secured leverage ratio to exceed 3.50 to 1.00 or allow the interest coverage ratio to be less than 3.00 to 1.00, (ix) cancel, forgive, make any voluntary or optional payment or prepayment on, or redeem or acquire for value certain of its senior notes, except as permitted, (x) alter the business the Company conducts, and (xi) materially impair the Company’s lenders’ security interests in the collateral for its loans.

The Senior Credit Facility generally requires the Interest Coverage Ratio to be calculated as (a) Adjusted EBITDA (as defined under the Senior Credit Facility) for any period of four consecutive fiscal quarters to (b) Interest Expense (as defined under the Senior Credit Facility), minus Interest Expense attributable to Indebtedness of Unrestricted Subsidiaries and Other Consolidated Persons that is Non-Recourse to the Company and the Restricted Subsidiaries for such four quarter period (capitalized terms are defined in the Senior Credit Facility).

Events of default under the Credit Agreement include, but are not limited to, (i) the Company’s failure to pay principal or letter of credit reimbursement obligations when due or to pay any interest or other amounts within three business days of the payment deadline, (ii) the Company’s material breach of any representations or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness, (vi) unsatisfied final monetary judgments over a specified threshold, (vii) material environmental liability claims which have been asserted against the Company, and (viii) a change in control. All of the obligations under the Credit Agreement are unconditionally guaranteed by each of the Company’s domestic subsidiaries that are restricted subsidiaries under the Senior Credit Facility. The Senior Credit Facility and the related guarantees are secured on a first-priority basis by substantially all of the Company’s present and future tangible and intangible assets, subject to certain exceptions, and all present and future tangible and intangible assets, subject to certain exceptions, of each guarantor. The Company’s failure to comply with any of the covenants under its Credit Agreement could cause an event of default under such documents and result in an acceleration of all outstanding senior secured indebtedness. The Company believes it was in compliance with all of the covenants of the Credit Agreement as of September 30, 2013.

5.125% Senior Notes

On March 19, 2013, the Company completed an offering of $300.0 million aggregate principal amount of senior unsecured notes. The notes will mature on April 1, 2023 and have a coupon rate and yield to maturity of 5.125%. Interest is payable semi-annually on April 1 and October 1 each year, beginning October 1, 2013. The 5.125% Senior Notes are guaranteed on a senior unsecured basis by all of the Company’s restricted subsidiaries that guarantee obligations under the Senior Credit Facility, the Company’s 6.625% Senior Notes, and the Company’s 5  7⁄8% senior notes due 2022 (the “5  7⁄8% Senior Notes”). The 5.125% Senior Notes and the guarantees are the Company’s general unsecured senior obligations and rank equally in right of payment with all of the Company’s and the guarantors’ existing and future unsecured senior debt, including the Company’s 6.625% Senior Notes and the 5  7⁄8% Senior Notes. The 5.125% Senior Notes and the guarantees are effectively subordinated to any of the Company’s and the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt, including all anticipated borrowings under the Senior Credit Facility. The 5.125% Senior Notes are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 5.125% Senior Notes.

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

The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors (Refer to Note 17-Condensed Consolidating Financial Information). The Company believes it was in compliance with all of the covenants of the indenture as of September 30, 2013.

A portion of the proceeds received from the 5.125% Senior Notes were used on the date of financing to repay the Revolver loans outstanding under the Prior Senior Credit Facility. As discussed above, on April 3, 2013, the Company’s Prior Senior Credit Facility was refinanced and a portion of the proceeds of the 5.125% Senior Notes were used to pay a portion of the outstanding Prior Term Loans and a portion of the Prior Revolver credit draws outstanding under the Senior Credit Facility.

Under the terms of a registration rights agreement dated as of March 19, 2013, among GEO, the guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the representative of the initial purchasers of the 5.125% Senior Notes, GEO agreed to register under the Securities Act notes having terms identical in all material respects to the 5.125% Senior Notes (the “5.125% Exchange Notes”) and to make an offer to exchange the 5.125% Exchange Notes for the 5.125% Senior Notes. GEO filed the registration statement on May 30, 2013 which was declared effective on September 12, 2013. GEO launched the exchange offer on September 13, 2013 and the exchange offer expired on October 11, 2013.

7 3⁄4% Senior Notes and 5 7⁄8% Senior Notes

Interest on the 7 3⁄4% Senior Notes accrued at the stated rate. The Company paid interest semi-annually in arrears on April 15 and October 15 of each year. The indenture contained certain covenants including limitations and restrictions on the Company and its subsidiary guarantors (Refer to Note 17-Condensed Consolidating Financial Information). The Company believes it was in compliance with all of the covenants of the indenture as of September 30, 2013.

On September 19, 2013, the Company announced the commencement of a cash tender offer and consent solicitation for any and all of its outstanding 7 3⁄4% Senior Notes. On October 3, 2013, the Company completed the purchase of $209.1 million in aggregate principal amount of its 7 3⁄4% senior notes validly tendered in connection with the Company’s tender offer and consent solicitation on or prior to the consent payment deadline. On November 4, 2013, the Company completed the redemption of the remaining 7 3⁄4% Senior Notes in connection with the terms of the notice of redemption delivered to the noteholders pursuant to the terms of the indenture governing the 7 3⁄4% Senior Notes. The Company financed the purchase of the 7 3⁄4% Senior Notes under the tender offer and the redemption of the remaining 7 3⁄4% Senior Notes with the net cash proceeds from its offering of $250.0 million aggregate principal amount of 5  7⁄8% Senior Notes which closed on October 3, 2013 and cash on hand. The 5  7⁄8% Senior Notes will mature on January 15, 2022 and have a coupon rate and yield to maturity of 5  7⁄8%. Refer to Note 16—Subsequent Events. Interest on the Notes is payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2014.

Under the terms of a registration rights agreement, dated as of October 3, 2013, among GEO, the guarantors and Wells Fargo Securities, LLC, as the representative of the initial purchasers of the 5  7⁄8% Senior Notes, GEO has agreed to register under the Securities Act notes having terms identical in all material respects to the 5  7⁄8% Senior Notes (the “5 7⁄8% Exchange Notes”) and to make an offer to exchange the 5  7⁄8% Exchange Notes for the 5  7⁄8% Senior Notes. Pursuant to the terms of the registration rights agreement, GEO has agreed to file a registration statement with respect to an offer to exchange the 5  7⁄8% Exchange Notes for the Notes on or prior to 75 days after the closing of the offering of the 5 7⁄8% Senior Notes and to use its reasonable best efforts to have the registration statement declared effective on or prior to 180 days after the closing of the offering of the 5  7⁄8% Senior Notes. If GEO fails to satisfy certain filing and other obligations described in the Registration Rights Agreement, GEO will be obligated to pay additional interest of 0.25% per annum for the first 90-day period and an additional 0.25% per annum with respect to each subsequent 90-day period thereafter, until GEO’s registration obligations are fulfilled, up to a maximum of 1.00% per annum.

6.625% Senior Notes

Interest on the 6.625% Senior Notes accrues at the stated rate. The Company pays interest semi-annually in arrears on February 15 and August 15 of each year. On or after February 15, 2016, the Company may, at its option, redeem all or part of the 6.625% Senior Notes at the redemption prices set forth in the indenture governing the 6.625% Senior Notes. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors (Refer to Note 17-Condensed Consolidating Financial Information). The Company believes it was in compliance with all of the covenants of the indenture governing the 6.625% Senior Notes as of September 30, 2013.

Non-Recourse Debt

South Texas Detention Complex

On September 30, 2013, the Company completed a legal defeasance of the $49.5 million taxable revenue bonds with an outstanding balance of $17.2 million which were to mature in February 2016. Refer to Note 10—Variable Interest Entities and Investment in Affiliates. Upon closing of the transaction, the Company received $17.3 million of funds held in trust with respect to the STLDC which was held for future debt service and other reserves. These funds were previously included in the Company’s current and non-current restricted cash and investments. In connection with the defeasance, the Company incurred a $1.5 million loss on extinguishment of debt which represented the excess of the reacquisition price of the defeasance over the net carrying value of the bonds and other defeasance related fees and expenses.

Northwest Detention Center

As of September 30, 2013, the remaining balance of the debt service requirement under the $57.0 million note payable (“2003 Revenue Bonds”) and the $54.4 million note payable (“2011 Revenue Bonds”) to the Washington Economic Finance Authority (“WEDFA”) maturing in October 2014 and October 2021 with fixed coupon rates ranging from 4.10% to 5.25%, respectively, is $67.7 million, of which $6.6 million is classified as current in the accompanying consolidated balance sheet. The payment of principal and interest on the 2011 Revenue Bonds and the 2003 Revenue Bonds issued by WEDFA is non-recourse to GEO.

As of September 30, 2013, included in current restricted cash and investments and non-current restricted cash and investments is $9.3 million and $6.9 million, respectively, of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.

Australia

The non-recourse obligations to the Company total $26.8 million (AUD 28.7 million) and $34.8 million (AUD 33.6 million), based on the exchange rates in effect at September 30, 2013 and December 31, 2012, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, based on exchange rates as of September 30, 2013, was $4.7 million. This amount is included in non-current restricted cash and investments and the annual maturities of the future debt obligation are included in Non-Recourse Debt.

Guarantees

In connection with the creation of SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. As of September 30, 2013, the Company guaranteed obligations amounting to 34.8 million South African Rand, or $3.5 million based on exchange rates as of September 30, 2013. In the event SACS is unable to maintain the required funding in a rectification account maintained for the payment of certain costs in the event of contract termination, a previously existing guarantee by the Company for the shortfall will need to be re-instated. The remaining guarantee of 34.8 million South African Rand is secured by outstanding letters of credit under the Company’s Revolver as of September 30, 2013.

In addition to the above, the Company has also agreed to provide a loan, if required, of up to 20 million South African Rand, or $2.0 million based on exchange rates as of September 30, 2013, referred to as the Shareholder’s Loan, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the standby facility, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Shareholder’s Loan expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. The lenders’ ability to draw on the Shareholder’s Loan is limited to certain circumstances, including termination of the contract.

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

In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a trust. The potential estimated exposure of these obligations is Canadian Dollar (“CAD”) 2.5 million, or $2.4 million, based on exchange rates as of September 30, 2013, commencing in 2017. The Company has a liability of $2.2 million and $2.0 million related to this exposure included in Other Non-Current Liabilities as of September 30, 2013 and December 31, 2012, respectively. To secure this guarantee, the Company purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset equal to the current fair value of those securities included in Other Non-Current Assets as of September 30, 2013 and December 31, 2012, respectively, on its consolidated balance sheets. The Company does not currently operate or manage this facility.

At September 30, 2013, the Company also had eight letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $11.3 million.

In connection with the creation of GEOAmey, the Company and its joint venture partner guarantee the availability of working capital in equal proportion to ensure that GEOAmey can comply with current and future contractual commitments related to the performance of its operations. The Company and the 50% joint venture partner have each extended a £12 million line of credit of which £12.7 million, or $20.5 million, including interest, based on exchange rates as of September 30, 2013, was outstanding as of September 30, 2013. The Company’s maximum exposure relative to the joint venture is its note receivable of $20.5 million, including accrued interest of $1.2 million, and future financial support necessary to guarantee performance under the contract.

On October 3, 2013, the Company and its joint venture partner entered into a modified line of credit agreement with GEOAmey. Under the modified agreement, the terms of the line of credit were amended such that (i) the balance of accrued interest at September 30, 2013 will be forgiven; (ii) the principal amount will be due on demand rather than in accordance with the previous repayment schedule; interest payments will continue to accrue but payment will be deferred and added to the principal sum; and (iii) the interest rate will be reset to the base rate of the Bank of England plus 0.5%.

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

Construction Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing capital projects will be $62.1 million of which $17.6 million was spent through the third quarter of 2013. The Company estimates the remaining capital requirements related to these capital projects will be $44.5 million which will be spent through fiscal year 2013. Capital expenditures related to facility maintenance costs are expected to range between $30.0 million and $35.0 million for fiscal year 2013.

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

Employment Agreement

On April 29, 2013, GEO and Mr. George C. Zoley, the Company’s Chief Executive Officer, entered into the First Amendment to Third Amended and Restated Executive Employment Agreement (the “First Amendment”). The First Amendment modifies Mr. Zoley’s employment agreement by eliminating the automatic cost of living increase applicable to his annual base salary and instead provides that his annual base salary may be increased in the sole discretion of the Board of Directors for cost of living increases to be determined by the Board of Directors Additionally, the First Amendment modifies the termination payment Mr. Zoley would receive in the event of a termination of employment other than a termination by GEO for cause (as defined in the Third Amended and Restated Executive Employment Agreement) or a termination by Mr. Zoley without good reason (as defined in the Third Amended and Restated Executive Employment Agreement) from three times the amount of Mr. Zoley’s base salary plus annual bonus to two times the amount of Mr. Zoley’s base salary plus annual bonus.

On May 29, 2013, the Company and the Chief Executive Officer entered into the Second Amendment to Third Amended and Restated Executive Employment Agreement (the “Second Amendment”). The Second Amendment modifies the Chief Executive Officer’s employment agreement by decreasing the maximum target annual performance award he may receive from 150% of his annual base salary to 100% of his annual base salary.

Contract Awards and Terminations

On September 9, 2013, GEO announced that it has entered into five year contracts inclusive of renewal options, with U.S. Immigration and Customs Enforcement (“ICE”) for the housing of immigration detainees in a new 400-bed Transfer Center to be located at England Airpark in Alexandria, Louisiana (the “Center”). GEO will finance, develop and manage the company-owned Center, which is expected to be completed during the fourth quarter of 2014.

On September 23, 2013, GEO announced that it had signed a five year contract with the California Department of Corrections and Rehabilitation for the housing of 1,400 California inmates at the company-owned 700-bed Central Valley Modified Community Correctional Facility and the Company-owned 700-bed Desert View Modified Community Correctional Facility located in McFarland, California and Adelanto, California, respectively. GEO expects to begin the intake of inmates at both facilities in the fourth quarter of 2013. These facilities were previously included in the Company’s idle facility inventory.

As previously disclosed, the contract for the housing of Alaskan inmates at the Hudson Correctional Facility located in Hudson, Colorado was terminated during the third quarter of 2013. The termination of this contract did not have a material impact on the Company’s financial position, results of operations and/or cash flows.

Refer to Note 16—Subsequent Events for additional contract awards and terminations occurring in October and November 2013.

Idle Facilities

The Company is currently marketing approximately 6,000 vacant beds at six of its idle facilities to potential customers. The carrying values of these idle facilities, which are included in Property and Equipment, Net and Assets Held for Sale in the consolidated balance sheets, totaled $193.6 million as of September 30, 2013, excluding equipment and other assets that can be easily transferred for use at other facilities.

Other Tax Matters

•	As a result of the REIT conversion as more fully discussed in Note 1—Basis of Presentation, the Company reorganized its operations and moved non-real estate components into TRSs. The TRS structure requires the provisions of services between affiliated companies which are conducted at arm’s length subject to applicable tax law and promulgated tax regulations. The Company has, with the assistance of its tax advisors, undertaken substantial analysis to determine and document the appropriateness of the arm’s length compensation used in compliance with such tax rules which is reviewed on a periodic basis.

•	During 2013, GEO had a tax benefit relating to its REIT conversion, miscellaneous nonrecurring items, and a net release of tax reserves primarily due to the settlement of IRS audit years 2010 and 2011, partially offset by an initial reserve for uncertain tax positions relating to the REIT conversion. Together these items had a favorable impact to the effective tax rate and resulted in a tax benefit of $7.8 million and $14.1 million for the three months and nine months ended September 30, 2013, respectively.

13. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the U.S. Corrections & Detention segment; the GEO Community Services segment; the International Services segment; and the Facility Construction & Design segment. The Facility Construction & Design segment did not have any operating activity during the 2013 and 2012 periods presented. The GEO Community Services segment was previously referred to as the GEO Care segment but was renamed concurrent with the divestiture of RTS. The U.S. Corrections and Detention and the GEO Community Services segments have been retroactively reclassified during the three and nine months ended September 30, 2012 for the results of discontinued operations. Refer to Note 8—Discontinued Operations. In addition, the Company has reclassified the results of its operations in Canada to the International Services segment for all periods presented. Canada’s results, which were previously included in the U.S. Corrections & Detention segment, were not significant during 2013 or 2012. The Company’s segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues:
U.S. Corrections & Detention	$253,414	$243,955	$756,229	$724,665
GEO Community Services	76,879	72,657	225,892	217,682
International Services	49,549	52,504	156,405	157,984

Total revenues	$379,842	$369,116	$1,138,526	$1,100,331

Operating income:
U.S. Corrections & Detention (1)	$50,826	$58,814	$161,550	$165,675
GEO Community Services (1)	17,128	16,277	53,387	49,620
International Services	4,097	2,939	9,163	8,888

Operating income from segments	$72,051	$78,030	$224,100	$224,183

(1)	In order to estimate workers’ compensation and general liability reserves, the Company engages an independent actuary to make a projection of its annual losses based on its actual claim experience. This analysis is performed annually during the third quarter using historical data. As a result of this analysis, the Company increased its reserves by $4.5 million in its U.S. Corrections & Detention segment, and by $1.7 million in its GEO Community Services segment as of September 30, 2013. Also, as a result of the same analysis, the Company decreased its reserves in its U.S. Corrections & Detention Segment by $0.8 million and increased its reserves by $1.3 million in its GEO Community Services segment as of September 30, 2012. These charges to expense are included in the Company’s operating expense for all periods presented.

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Total operating income from segments	$72,051	$78,030	$224,100	$224,183
Unallocated amounts:
General and Administrative Expenses	(27,222)	(26,428)	(86,625)	(79,143)
Net Interest Expense	(20,485)	(18,954)	(58,580)	(56,810)
Loss on Extinguishment of Debt	(1,451)	(8,462)	(6,978)	(8,462)

Income before income taxes and equity in earnings of affiliates, and discontinued operations	$22,893	$24,186	$71,917	$79,768

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

The Company has recorded $1.3 million and $3.8 million in earnings, net of tax, for SACS operations during the three months and nine months ended September 30, 2013, respectively, and $1.4 million and $4.0 million in earnings, net of tax, during the three months and nine months ended September 30, 2012, respectively. SACS earnings are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of September 30, 2013 and December 31, 2012, the Company’s investment in SACS was $8.7 million and $7.8 million, respectively.

The Company has recorded $0.2 million in earnings and $0.1 million in losses, net of tax, for GEOAmey’s operations during the three months and nine months ended September 30, 2013, respectively, and $0.9 million and $2.3 million in losses, net of tax, during the three months and nine months ended September 30, 2012, respectively. GEOAmey’s earnings are included in equity in earnings of affiliates, net of income tax provision, in the accompanying consolidated statements of operations. As of September 30, 2013 and December 31, 2012, the Company’s investment in GEOAmey was $(4.2) million and $(4.1) million, respectively, and represents its share of cumulative reported losses. Losses in excess of the Company’s investment have been recognized as the Company has provided certain loans and guarantees to provide financial support to GEOAmey (Refer to Note 11-Debt.)

14. BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Nine Months Ended September 30, 2013	Fiscal Year Ended December 31, 2012
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$19,761	$16,879
Service cost	694	774
Interest cost	622	787
Plan amendments	—	569
Actuarial loss	—	945
Benefits paid	(205)	(193)

Projected benefit obligation, end of period	$20,872	$19,761

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	205	193
Benefits paid	(205)	(193)

Plan assets at fair value, end of period	$—	$—

Unfunded Status of the Plan	$(20,872)	$(19,761)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Components of Net Periodic Benefit Cost
Service cost	$232	$193	$694	$580
Interest cost	207	197	622	590
Net loss	66	48	197	145

Net periodic pension cost	$505	$438	$1,513	$1,315

The long-term portion of the pension liability as of September 30, 2013 and December 31, 2012 was $20.6 million and $19.5 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

15. RECENT ACCOUNTING STANDARDS

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”). The objective of ASU 2013-05 is to resolve diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The ASU is not expected to have a material effect on the Company’s results of operations or financial position.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-10”). The objective of ASU 2013-10 is to provide for the inclusion of the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S Government Treasury obligations and the London Interbank Offered Rate. ASU 2-13-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The ASU is not expected to have a material effect on the Company’s results of operations or financial position.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Tax Force) (“ASU 2013-11”). The objective of ASU 2013-11 is to resolve diversity in practice regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists. ASU 2013-11 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The ASU is not expected to have a material effect on the Company’s results of operations or financial position.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on the Company’s results of operations or financial position.

16. SUBSEQUENT EVENTS

Tender Offer and Consent Solicitation

On September 19, 2013, the Company announced the commencement of a cash tender offer and consent solicitation for any and all of its outstanding $250.0 million aggregate principal amount of 7 3⁄4% Senior Notes. Holders who validly tendered their 7 3⁄4% Senior Notes prior to 5:00 p.m. Eastern Standard time on October 2, 2013 (“Consent Payment Deadline”), received a cash payment of $1,043.45 for each $1,000 principal amount of notes, which included a consent payment of $30.00 per $1,000 principal amount of notes. Holders of the 7 3⁄4% Senior Notes accepted for purchase received accrued and unpaid interest up to, but not including, the applicable payment date. Valid early tenders received by the Company represented $209.1 million aggregate principal amount of the 7 3⁄4% Senior Notes which was 83.6% of the outstanding principal balance. The Company settled these notes on October 3, 2013. There were no holders who tendered their notes after the Consent Payment Deadline, but before the expiration date of 11:59 p.m., Eastern Standard time on October 17, 2013 (the “Expiration Date”) who would have otherwise been entitled to receive $1,013.45 per $1,000 principal amount of notes. On November 4, 2013, the Company completed the redemption of the remaining 7 3⁄4% Senior Notes in connection with the terms of the notice of redemption delivered to the noteholders pursuant to the terms of the indenture governing the 7 3⁄4% Senior Notes.

As a result of the tender offer and redemption, the Company incurred a loss of $17.4 million related to the tender premium and deferred costs associated with the 7 3⁄4% Senior Notes. This loss was partially offset by proceeds of $4.0 million received for the settlement of the four interest rate swaps related to the 7 3⁄4% Senior Notes. Refer to Note 9—Derivative Financial Instruments.

The Company financed the tender offer and redemption with the net cash proceeds from its offering of $250.0 million aggregate principal amount of the 5  7⁄8% Senior Notes which closed on October 3, 2013 and cash on hand. The 5  7⁄8% Senior Notes will mature on January 15, 2022 and have a coupon rate and yield to maturity of 5 7/8%. Interest is payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2014. Refer to Note 11—Debt.

Contract Awards and Terminations

On October 17, 2013, GEO announced that it had received a notice of intent to award a contract from the Florida Department of Management Services for the management of the 1,884-bed Graceville Correctional Facility. The managed-only agreement will have a contract term of three years, with successive two-year renewal option periods, effective February 1, 2014.

On October 21, 2013, GEO announced that it had signed a new contract, effective from November 1, 2013 through June 30, 2018, with the California Department of Corrections and Rehabilitation for the housing of up to 700 California inmates at the company-owned Golden State Modified Community Correctional Facility located in McFarland, California. The new agreement, which will replace the GEO’s existing contract at the facility that was previously effective through June 30, 2016, will expand the Facility’s contract capacity by 100-beds.

On October 23, 2013, GEO announced that it has received a notice of award for two contracts from the Florida Department of Management Services for the management of the 985-bed Moore Haven Correctional Facility and the 985-bed Bay Correctional Facility. The managed-only agreements will have contract terms of three years, with successive two-year renewal option periods, effective February 1, 2014.

On November 1, 2013, GEO terminated the contract for the management of the county-owned 688-bed Maverick County Detention Center located in Maverick, Texas. The termination of this managed-only contract did not have a material impact on the Company’s financial position, results of operations and/or cash flows.

Dividend

On November 1, 2013, the Board of Directors declared a quarterly cash dividend of $0.55 per share of common stock, which is to be paid on November 26, 2013 to shareholders of record as of the close of business on November 14, 2013.

Other

Refer to Note 9- Derivative Financial Instruments and Note 11- Debt for additional subsequent event information regarding the Company’s interest rate swap agreements and GEOAmey line of credit, respectively.

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of September 30, 2013, the Company’s 6.625% Senior Notes, 7 3⁄4% Senior Notes, and 5.125% Senior Notes were fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”). The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended September 30, 2013
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$131,159	$301,244	$52,584	$(105,145)	$379,842
Operating expenses	115,671	233,143	40,234	(105,145)	283,903
Depreciation and amortization	6,266	16,411	1,211	—	23,888
General and administrative expenses	9,235	14,314	3,673	—	27,222

Operating income (loss)	(13)	37,376	7,467	—	44,829
Interest income	11,358	382	980	(11,636)	1,084
Interest expense	(10,650)	(20,328)	(2,227)	11,636	(21,569)
Loss on extinguishment of debt	—	(1,451)	—	—	(1,451)

Income (loss) before income taxes and equity in earnings of affiliates	695	15,979	6,219	—	22,893
Income tax (benefit) provision	(5,673)	(3,300)	1,218	—	(7,755)
Equity in earnings of affiliates, net of income tax provision	—	—	1,526	—	1,526

Income before equity in income of consolidated subsidiaries	6,368	19,279	6,527	—	32,174
Income from consolidated subsidiaries, net of income tax provision	25,806	—	—	(25,806)	—

Income from continuing operations	32,174	19,279	6,527	(25,806)	32,174
Net loss from discontinued operations	(2,265)	—	—	—	(2,265)

Net income	29,909	19,279	6,527	(25,806)	29,909
Net income attributable to noncontrolling interests	—	—	(12)	—	(12)

Net income attributable to The GEO Group, Inc.	$29,909	$19,279	$6,515	$(25,806)	$29,897

Net income	$29,909	$19,279	$6,527	$(25,806)	$29,909
Other comprehensive income, net of tax	—	40	608	—	648

Total comprehensive income	$29,909	$19,319	$7,135	$(25,806)	$30,557
Comprehensive loss attributable to noncontrolling interests	—	—	(4)	—	(4)

Comprehensive income attributable to The GEO Group, Inc.	$29,909	$19,319	$7,131	$(25,806)	$30,553

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended September 30, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$152,628	$179,803	$56,967	$(20,282)	$369,116
Operating expenses	129,012	111,489	47,923	(20,282)	268,142
Depreciation and amortization	7,328	13,687	1,929	—	22,944
General and administrative expenses	9,625	12,903	3,900	—	26,428

Operating income	6,663	41,724	3,215	—	51,602
Interest income	8,178	385	1,640	(8,552)	1,651
Interest expense	(17,288)	(8,433)	(3,436)	8,552	(20,605)
Loss on early extinguishment of debt	—	(8,462)	—	—	(8,462)

Income (loss) before income taxes and equity in earnings of affiliates	(2,447)	25,214	1,419	—	24,186
Income tax (benefit) provision	(994)	9,873	1,246	—	10,125
Equity in earnings of affiliates, net of income tax provision	—	—	474	—	474

Income (loss) from continuing operations before equity in income of consolidated subsidiaries	(1,453)	15,341	647	—	14,535
Income from consolidated subsidiaries, net of income tax provision	15,988	—	—	(15,988)	—

Income from continuing operations	14,535	15,341	647	(15,988)	14,535
Net income from discontinued operations	192	1,724	164	(1,888)	192

Net income	14,727	17,065	811	(17,876)	14,727
Net income attributable to noncontrolling interests	—	—	890	—	890

Net income attributable to The GEO Group, Inc.	$14,727	$17,065	$1,701	$(17,876)	$15,617

Net income	$14,727	$17,065	$811	$(17,876)	$14,727
Other comprehensive income (loss), net of tax	30	—	85	—	115

Total comprehensive income	$14,757	$17,065	$896	$(17,876)	$14,842
Comprehensive income attributable to noncontrolling interests	—	—	903	—	903

Comprehensive income attributable to The GEO Group, Inc.	$14,757	$17,065	$1,799	$(17,876)	$15,745

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30, 2013
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$363,508	$927,893	$165,553	$(318,428)	$1,138,526
Operating expenses	317,189	712,814	132,371	(318,428)	843,946
Depreciation and amortization	17,963	48,849	3,668	—	70,480
General and administrative expenses	26,589	47,926	12,110	—	86,625

Operating income (loss)	1,767	118,304	17,404	—	137,475
Interest income	19,347	1,291	3,199	(20,404)	3,433
Interest expense	(30,942)	(44,467)	(7,008)	20,404	(62,013)
Loss on extinguishment of debt	(2,600)	(4,378)	—	—	(6,978)

Income (loss) before income taxes and equity in earnings of affiliates	(12,428)	70,750	13,595	—	71,917
Income tax (benefit) provision	(14,679)	(2,668)	3,205	—	(14,142)
Equity in earnings of affiliates, net of income tax provision	—	—	3,772	—	3,772

Income (loss) from continuing operations before equity in income of consolidated subsidiaries	2,251	73,418	14,162	—	89,831
Income from consolidated subsidiaries, net of income tax provision	87,580	—	—	(87,580)	—

Income from continuing operations	89,831	73,418	14,162	(87,580)	89,831
Net income loss from discontinued operations	(2,265)	—	—	—	(2,265)

Net income	87,566	73,418	14,162	(87,580)	87,566
Net income attributable to noncontrolling interests	—	—	(42)	—	(42)

Net income attributable to The GEO Group, Inc.	$87,566	$73,418	$14,120	$(87,580)	$87,524

Net income	$87,566	$73,418	$14,162	$(87,580)	$87,566
Other comprehensive income (loss), net of tax	—	121	(5,912)	—	(5,791)

Total comprehensive income	87,566	73,539	8,250	(87,580)	81,775
Comprehensive loss attributable to noncontrolling interests	—	—	38	—	38

Comprehensive income attributable to The GEO Group, Inc.	$87,566	$73,539	$8,288	$(87,580)	$81,813

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$446,997	$541,291	$172,740	$(60,697)	$1,100,331
Operating expenses	390,472	339,494	138,734	(60,697)	808,003
Depreciation and amortization	21,572	40,372	6,201	—	68,145
General and administrative expenses	28,405	38,980	11,758	—	79,143

Operating income (loss)	6,548	122,445	16,047	—	145,040
Interest income	23,833	1,271	4,902	(24,787)	5,219
Interest expense	(51,042)	(24,270)	(11,504)	24,787	(62,029)
Loss on early extinguishment of debt	—	(8,462)	—	—	(8,462)

Income (loss) before income taxes and equity in earnings of affiliates	(20,661)	90,984	9,445	—	79,768
Income tax (benefit) provision	(7,316)	35,044	4,547	—	32,275

Equity in earnings of affiliates, net of income tax provision	—	—	1,652	—	1,652

Income (loss) from continuing operations before equity in income of consolidated subsidiaries	(13,345)	55,940	6,550	—	49,145
Income from consolidated subsidiaries, net of income tax provision	62,489	—	—	(62,489)	—

Income from continuing operations	49,144	55,940	6,550	(62,489)	49,145

Net income from discontinued operations	3,117	4,842	716	(5,558)	3,117
Net income	52,261	60,782	7,266	(68,047)	52,262

Net income attributable to noncontrolling interests	—	—	881	—	881

Net income attributable to The GEO Group, Inc.	$52,261	$60,782	$8,147	$(68,047)	$53,143

Net income	$52,261	$60,782	$7,266	$(68,047)	$52,262
Other comprehensive income (loss), net of tax	89	—	(469)	—	(380)

Total comprehensive income	$52,350	$60,782	$6,797	$(68,047)	$51,882
Comprehensive income attributable to noncontrolling interests	—	—	900	—	900

Comprehensive income attributable to The GEO Group, Inc.	$52,350	$60,782	$7,697	$(68,047)	$52,782

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

	As of September 30, 2013
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$24,964	$3,479	$24,718	$—	$53,161
Restricted cash and investments	—	—	9,337	—	9,337
Accounts receivable, less allowance for doubtful accounts	78,712	147,352	18,494	—	244,558
Current deferred income tax assets	—	14,605	3,685	—	18,290
Prepaid expenses and other current assets	9,264	23,817	16,554	(1,154)	48,481

Total current assets	112,940	189,253	72,788	(1,154)	373,827

Restricted Cash and Investments	149	10,008	14,146	—	24,303
Property and Equipment, Net	684,368	959,137	85,902	—	1,729,407
Assets Held for Sale	—	1,200	—	—	1,200
Direct Finance Lease Receivable	—	—	19,310	—	19,310
Intercompany Receivable	935,735	193,497	—	(1,129,232)	—
Non-Current Deferred Income Tax Assets	—	—	2,532	—	2,532
Goodwill	34	489,502	694	—	490,230
Intangible Assets, Net	—	165,767	1,318	—	167,085
Investment in Subsidiaries	969,465	420,318	—	(1,389,783)	—
Other Non-Current Assets	25,890	105,758	35,431	(79,568)	87,511

Total Assets	$2,728,581	$2,534,440	$232,121	$(2,599,737)	$2,895,405

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$2,163	$40,723	$3,171	$—	$46,057
Accrued payroll and related taxes	207	29,371	16,859	—	46,437
Accrued expenses	41,780	62,520	16,123	(1,155)	119,268
Current portion of capital lease obligations, long-term debt and non-recourse debt	3,000	1,193	12,927	—	17,120
Current liabilities of discontinued operations	2,265	—	—	—	2,265

Total current liabilities	49,415	133,807	49,080	(1,155)	231,147

Non-Current Deferred Income Tax Liabilities	—	15,703	—	—	15,703
Intercompany Payable	183,142	931,904	14,187	(1,129,233)	—
Other Non-Current Liabilities	13,872	136,647	3,269	(79,564)	74,224
Capital Lease Obligations	—	11,177	—	—	11,177
Long-Term Debt	1,448,233	—	—	—	1,448,233
Non-Recourse Debt	—	—	80,548	—	80,548
Commitments & Contingencies
Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,033,919	1,305,202	84,583	(1,389,785)	1,033,919
Noncontrolling Interests	—	—	454	—	454

Total Shareholders’ Equity	1,033,919	1,305,202	85,037	(1,389,785)	1,034,373

Total Liabilities and Shareholders’ Equity	$2,728,581	$2,534,440	$232,121	$(2,599,737)	$2,895,405

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

	As of December 31, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$4,764	$1,917	$25,074	$—	$31,755
Restricted cash and investments	—	—	15,654	—	15,654
Accounts receivable, less allowance for doubtful accounts	124,670	102,704	19,261	—	246,635
Current deferred income tax assets	13,106	1,498	3,686	—	18,290
Prepaid expenses and other current assets	8,657	5,890	11,456	(1,154)	24,849

Total current assets	151,197	112,009	75,131	(1,154)	337,183

Restricted Cash and Investments	7,953	—	24,803	—	32,756
Property and Equipment, Net	633,458	939,995	113,706	—	1,687,159
Assets Held for Sale	—	3,243	—	—	3,243
Direct Finance Lease Receivable	—	—	26,757	—	26,757
Intercompany Receivable	591,273	14,305	—	(605,578)	—
Non-Current Deferred Income Tax Assets	16,230	—	2,532	(16,230)	2,532
Goodwill	34	489,502	772	—	490,308
Intangible Assets, Net	—	176,666	1,652	—	178,318
Investment in Subsidiaries	1,151,998	41,356	—	(1,193,354)	—
Other Non-Current Assets	38,574	84,931	36,584	(79,151)	80,938

Total Assets	$2,590,717	$1,862,007	$281,937	$(1,895,467)	$2,839,194

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$29,889	$17,407	$2,814	$—	$50,110
Accrued payroll and related taxes	4,774	16,264	18,284	—	39,322
Accrued expenses	94,350	5,515	17,846	(1,154)	116,557
Current portion of capital lease obligations, long-term debt and non-recourse debt	33,925	1,311	18,646	—	53,882

Total current liabilities	162,938	40,497	57,590	(1,154)	259,871

Non-Current Deferred Income Tax Liabilities	—	31,933	—	(16,230)	15,703
Intercompany Payable	—	586,428	19,150	(605,578)	—
Other Non-Current Liabilities	63,657	96,822	697	(79,151)	82,025
Capital Lease Obligations	—	11,926	—	—	11,926
Long-Term Debt	1,317,310	219	—	—	1,317,529
Non-Recourse Debt	—	—	104,836	—	104,836
Commitments & Contingencies
Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,046,812	1,094,182	99,172	(1,193,354)	1,046,812
Noncontrolling Interests	—	—	492	—	492

Total Shareholders’ Equity	1,046,812	1,094,182	99,664	(1,193,354)	1,047,304

Total Liabilities and Shareholders’ Equity	$2,590,717	$1,862,007	$281,937	$(1,895,467)	$2,839,194

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30, 2013
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Cash provided by operating activities—continuing operations	$110,143	$30,302	$15,110	$155,555
Cash provided by operating activities—discontinued operations	$2,265	$—	$—	$2,265

Net cash provided by operating activities	$112,408	$30,302	$15,110	$157,820

Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	—	204	—	204
Proceeds from sale of assets held for sale	—	1,968	—	1,968
Net working capital adjustment from RTS divestiture	(996)	—	—	(996)
Change in restricted cash and investments	(149)	(2,055)	16,180	13,976
Capital expenditures	(71,848)	(27,967)	(1,635)	(101,450)

Net cash provided by (used in) investing activities	(72,993)	(27,850)	14,545	(86,298)

Cash Flow from Financing Activities:
Proceeds from long-term debt	842,000	—	—	842,000
Payments on long-term debt	(741,424)	(890)	(27,042)	(769,356)
Proceeds from reissuance of treasury stock in connection with ESPP	228	—	—	228
Debt issuance costs	(19,317)	—	—	(19,317)
Income tax benefit of equity compensation	1,883	—	—	1,883
Proceeds from the exercise of stock options	4,941	—	—	4,941
Cash dividends paid	(107,526)	—	—	(107,526)

Net cash used in financing activities	(19,215)	(890)	(27,042)	(47,147)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(2,969)	(2,969)

Net Increase (Decrease) in Cash and Cash Equivalents	20,200	1,562	(356)	21,406
Cash and Cash Equivalents, beginning of period	4,764	1,917	25,074	31,755

Cash and Cash Equivalents, end of period	$24,964	$3,479	$24,718	$53,161

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Cash provided by operating activities—continuing operations	$85,422	$81,376	$61,941	$228,739
Cash provided by operating activities—discontinued operations	339	(4,378)	2,863	(1,176)

Net cash provided by operating activities	85,761	76,998	64,804	227,563

Cash Flow from Investing Activities:
Acquisition of ownership interests in MCF	—	(35,154)	—	(35,154)
Proceeds from sale of property and equipment	302	203	103	608
Proceeds from sale of assets held for sale	—	5,641		5,641
Change in restricted cash and investments	416	—	40,659	41,075
Capital expenditures	(58,709)	(28,750)	(3,019)	(90,478)

Cash (used in) provided by investing activities—continuing operations	(57,991)	(58,060)	37,743	(78,308)
Cash used in investing activities—discontinued operations	(388)	(1,787)	—	(2,175)

Net cash (used in) provided by investing activities	(58,379)	(59,847)	37,743	(80,483)

Cash Flow from Financing Activities:
Distribution to noncontrolling interests	—	—	(5,758)	(5,758)
Proceeds from long-term debt	263,000	—	—	263,000
Payments on long-term debt	(247,834)	(1,038)	(103,259)	(352,131)
Payments for retirement of common stock	(1,035)	—	—	(1,035)
Payment of make-whole provision and other fees for early extinguishment of debt	—	(14,861)	—	(14,861)
Proceeds from reissuance of treasury stock in connection with ESPP	373	—	—	373
Decrease in common stock	(48)	—	—	(48)
Debt issuance costs	(880)	—	(37)	(917)
Income tax provision of equity compensation	241	—	—	241
Proceeds from the exercise of stock options	1,846	—	—	1,846
Cash dividends paid	(12,304)	—	—	(12,304)

Net cash provided by (used in) financing activities	3,359	(15,899)	(109,054)	(121,594)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	15	15

Net Increase (Decrease) in Cash and Cash Equivalents	30,741	1,252	(6,492)	25,501
Cash and Cash Equivalents, beginning of period	15,086	3,091	25,200	43,377

Cash and Cash Equivalents, end of period	$45,827	$4,343	$18,708	$68,878

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	our ability to remain qualified for taxation as a real estate investment trust, or REIT;

•	our ability to fulfill our debt service obligations and its impact on our liquidity;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, Canada, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;

•	our ability to activate the inactive beds at our idle facilities;

•	our ability to maintain occupancy rates at our facilities;

•	an increase in unreimbursed labor rates;

•	our ability to expand, diversify and grow our correctional, detention, re-entry, community-based services, youth services, monitoring services, evidence-based supervision and treatment programs and secure transportation services businesses;

•	our ability to win management contracts for which we have submitted proposals, retain existing management contracts and meet any performance standards required by such management contracts;

•	our ability to control operating costs associated with contract start-ups;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to estimate the government’s level of dependency on privatized correctional services;

•	our ability to accurately project the size and growth of the U.S. and international privatized corrections industry and our ability to capitalize on opportunities for public-private partnerships;

•	our ability to successfully respond to delays encountered by states privatizing correctional services and cost savings initiatives implemented by a number of states;

•	our ability to develop long-term earnings visibility;

•	our ability to identify suitable acquisitions, and to successfully complete and integrate such acquisitions on satisfactory terms, and estimate the synergies to be achieved as a result of such acquisitions;

•	our exposure to the impairment of goodwill and other intangible assets as a result of our acquisitions;

•	our ability to successfully conduct our operations in the United Kingdom and South Africa through joint ventures;

•	our ability to obtain future financing on satisfactory terms or at all, including our ability to secure the funding we need to complete ongoing capital projects;

•	our exposure to political and economic instability and other risks impacting our international operations;

•	our exposure to risks impacting our information systems, including those that may cause an interruption, delay or failure in the provision of our services;

•	our exposure to rising general insurance costs;

•	our exposure to state and federal income tax law changes internationally and domestically, including changes to the REIT provisions and our exposure as a result of federal and international examinations of our tax returns or tax positions;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising employee and inmate medical costs;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us and continue to operate under our existing agreements and/or renew our existing agreements;

•	our ability to pay quarterly dividends consistent with our requirements as a REIT, and expectations as to timing and amounts;

•	our ability to comply with government regulations and applicable contractual requirements;

•	our ability to acquire, protect or maintain our intellectual property;

•	the risk that future sales of shares of our common stock could adversely affect the market price of our common stock and may be dilutive; and

•	other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in this Quarterly Report on Form 10-Q, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013, our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and our Current Reports on Form 8-K filed with the SEC.

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

As of September 30, 2013, our worldwide operations included the management and/or ownership of approximately 73,000 beds at 96 correctional, detention and re-entry facilities, including idle facilities and projects under development and also included the provision of monitoring of more than 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

We provide a diversified scope of services on behalf of our government clients:

•	our correctional and detention management services involve the provision of security, administrative, rehabilitation, education, health and food services, primarily at adult male correctional and detention facilities;

•	our community-based services involve supervision of adult parolees and probationers and the provision of temporary housing, programming, employment assistance and other services with the intention of the successful reintegration of residents into the community;

•	our youth services include residential, detention and shelter care and community-based services along with rehabilitative, educational and treatment programs;

•	our monitoring services provide our governmental clients with innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants; including services provided under the Intensive Supervision Appearance Program, which we refer to as ISAP, to ICE for the provision of services designed to improve the participation of non-detained aliens in the immigration court system;

•	we develop new facilities using our project development experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency; and

•	we provide secure transportation services for offender and detainee populations as contracted domestically and internationally—our joint venture GEOAmey is responsible for providing prisoner escort and custody services in the United Kingdom, including all of Wales and England except London and The East of England.

For the three months ended September 30, 2013 and September 30, 2012, we had consolidated revenues of $379.8 million and $369.1 million, respectively. For the nine months ended September 30, 2013 and September 30, 2012, we had consolidated revenues of $1,138.5 million and $1,100.3 million, respectively. For the nine months ended September 30, 2013, we maintained an average company wide facility occupancy rate of 94.8% including 67,178 active beds and excluding 6,016 beds marketed to potential customers for the nine months ended September 30, 2013, and 95.8% including 66,754 active beds and excluding 6,056 idle beds marketed to potential customers for the nine months ended September 30, 2012.

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

As a REIT, we are required to distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain) and we began paying regular distributions in 2013. On January 17, 2013, our Board of Directors declared GEO’s first quarterly REIT cash dividend of $0.50 per share of common stock, which was paid on March 1, 2013 to shareholders of record as of the close of business on February 15, 2013. On May 7, 2013, the Board of Directors declared a quarterly cash dividend of $0.50 per share of common stock, which was paid on June 3, 2013 to shareholders of record as of the close of business on May 20, 2013. On July 30, 2013, the Board of Directors declared a quarterly cash dividend of $0.50 per share of common stock, which was paid on August 29, 2013 to shareholders of record as of the close of business on August 19, 2013. On November 1, 2013, the Board of Directors declared a quarterly cash dividend of $0.55 per share of common stock which is to be paid on November 26, 2013 to shareholders of record as of the close of business on November 14, 2013.

Divestiture of Residential Treatment Services—Applicable REIT rules substantially restrict the ability of REITs to operate health care facilities. As a result, in order to achieve and preserve our REIT status, on December 31, 2012, we completed the divestiture of all of our residential treatment health care facility assets and related management contracts (“Residential Treatment Services” or “RTS”). The operating results of RTS have been retroactively reclassified to discontinued operations for the three months and nine months ended September 30, 2012. Refer to Note 8—Discontinued Operations of the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Change of Reporting Segment Name from GEO Care to GEO Community Services—Our GEO Care reporting segment previously consisted of four aggregated operating segments including Residential Treatment Services, Community Based Services, Youth Services and B.I. Incorporated (“BI”). The GEO Care reporting segment was renamed concurrent with the divestiture of our Residential Treatment Services operating segment. All GEO Community Services current and prior year financial position and results of operations amounts presented for this reporting segment are referred to as GEO Community Services and all previously reported GEO Care segment information has been retroactively reclassified to reflect RTS as a discontinued operation and renamed GEO Community Services GEO Community Services for the three and nine months ended September 30, 2012. Refer to Note 13—Business Segments and Geographic Information of the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Fiscal Year- In connection with the REIT conversion discussed above, effective December 31, 2012, we changed to a calendar year from a fiscal year that ended on the Sunday closest to the calendar year end and changed our fiscal quarters to coincide with each calendar quarter. The third fiscal quarter of 2012 began on July 2, 2012 and ended on September 30, 2012, and is referred to as the “Third Quarter 2012”. The nine month period began on January 2, 2012 and ended on September 30, 2012 and is referred to as the “Nine Months 2012”.

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on March 1, 2013, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the fiscal year ended December 31, 2012.

Fiscal 2013 Developments

Contract Awards and Terminations

On September 9, 2013, we announced that we have entered into a five year contract inclusive of renewal options, with ICE for the housing of immigration detainees in a new 400-bed Transfer Center to be located at England Airpark in Alexandria, Louisiana (the “Center”). We will finance, develop and manage the company-owned Center, which is expected to be completed during the fourth quarter of 2014. Our contract with ICE is expected to generate approximately $8.5 million in annualized revenues.

On September 23, 2013, we announced that we have signed a five year contract with the California Department of Corrections and Rehabilitation for the housing of 1,400 California inmates at the Company-owned 700-bed Central Valley Modified Community Correctional Facility and the Company-owned 700-bed Desert View Modified Community Correctional Facility located in McFarland, California and Adelanto, California, respectively. We expect to begin the intake of inmates at both facilities in the fourth quarter of 2013. The facilities are expected to generate approximately $30.7 million in combined annualized revenues at full occupancy. These facilities were previously included in our idle facility inventory.

On October 17, 2013, we announced that we have received a notice of intent to award a contract from the Florida Department of Management Services for the management of the 1,884-bed Graceville Correctional Facility. The managed-only agreement will have a contract term of three years, with successive two-year renewal option periods, effective February 1, 2014. The facility is expected to generate approximately $24.7 million in annualized revenues at full occupancy.

On October 21, 2013, we announced that we have signed a new contract, effective from November 1, 2013 through June 30, 2018, with the California Department of Corrections and Rehabilitation for the housing of 700 California inmates at the Company-owned Golden State Modified Community Correctional Facility located in McFarland, California. The new agreement, which will replace our existing contract at the facility that was previously effective through June 30, 2016, will expand the facility’s contract capacity by 100-beds and is expected to generate an additional $2.2 million in annual revenues. At full occupancy of 700 beds, the facility is expected to generate approximately $15.3 million in annualized revenues.

On October 23, 2013, we announced that we have received a notice of award for two contracts from the Florida Department of Management Services for the management of the 985-bed Moore Haven Correctional Facility and the 985-bed Bay Correctional Facility. The managed-only agreements will have contract terms of three years, with successive two-year renewal option periods, effective February 1, 2014. The facilities are expected to generate approximately $31.6 million in combined annualized revenues at full occupancy.

As previously disclosed, the contract for the housing of Alaskan inmates at the Hudson Correctional Facility located in Hudson, Colorado was terminated during the third quarter of 2013. The termination of this contract did not have a material impact on the Company’s financial position, results of operations and/or cash flows.

On November 1, 2013, GEO terminated the contract for the management of the county-owned 688-bed Maverick County Detention Center located in Maverick, Texas. The termination of this managed-only contract did not have a material impact on the Company’s financial position, results of operations and/or cash flows.

We are currently marketing approximately 6,000 vacant beds at six of our idle facilities to potential customers. The carrying values of these idle facilities totaled $193.6 million as of September 30, 2013, excluding equipment and other assets that can be easily transferred for use at other facilities.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2013, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements except that we began operating as a REIT for federal income tax purposes effective January 1, 2013. As a result of the REIT conversion, we reorganized our operations and moved our non-real estate components into TRSs. Our TRS structure requires the provisions of services between affiliated companies, which are conducted at arm’s length, subject to applicable tax law and promulgated tax regulations. We have, with the assistance of our tax advisors, undertaken substantial analysis to determine and document the appropriateness of the arm’s length compensation used in compliance with the underlying tax rules and regulations. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Comparison of Third Quarter 2013 and Third Quarter 2012

Revenues

	2013	% of Revenue	2012	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$253,414	66.7%	$243,955	66.1%	$9,459	3.9%
GEO Community Services	76,879	20.2%	72,657	19.7%	4,222	5.8%
International Services	49,549	13.0%	52,504	14.2%	(2,955)	(5.6)%

Total	$379,842	100.0%	$369,116	100.0%	$10,726	2.9%

U.S. Corrections & Detention

Revenues increased in Third Quarter 2013 compared to Third Quarter 2012 primarily due to aggregate increases of $5.3 million resulting from the activation and intake of inmates at our expanded 650-bed Adelanto ICE Processing Center East (“Adelanto East”) in August 2012 and the commencement of services under our contract, signed in October 2012, with the United States Marshals Service for the housing of up to 320 federal detainees at our Aurora Detention Facility. We also experienced aggregate increases in revenues of $10.3 million at certain of our facilities primarily due to increases in population, transportation services and/or rates, including the increased revenues due to our purchase of the previously managed-only 1,287-bed Joe Corley Detention Center in June 2013. These increases were partially offset by an aggregate decrease of $2.9 million primarily due to decreases related to lower populations, transportation services and/or rates at certain facilities and a decrease of $3.2 million due to terminated contracts.

The number of compensated mandays in U.S. Corrections & Detention facilities was 4.3 million in Third Quarter 2013 and 4.2 million in Third Quarter 2012. We experienced an aggregate net increase of approximately 50,000 mandays as a result of our new contracts discussed above and also as a result of increases in population at certain facilities. These increases were offset by decreases related to lower populations at certain facilities. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Corrections & Detention facilities was 94.4% and 96.6% of capacity in Third Quarter 2013 and Third Quarter 2012, respectively, excluding idle facilities. The decrease in average occupancy during Third Quarter 2013 is primarily due to increased capacity at certain facilities.

GEO Community Services

The increase in revenues for GEO Community Services in Third Quarter 2013 compared to Third Quarter 2012 is primarily attributable to increases of $3.8 million due to new electronic monitoring contracts and an increase in ISAP counts at BI. In addition, we experienced a net increase of $1.7 million primarily due to population increases at certain youth facilities and new programs and program growth at our community based and re-entry centers. These increases were partially offset by decreases in revenues of $1.3 million related to contract terminations and census declines at certain facilities.

International Services

The decrease in revenues for International Services in Third Quarter 2013 compared to Third Quarter 2012 is primarily due to the result of foreign exchange rate fluctuations of $(6.1) million caused by the weakening of the U.S. dollar against certain foreign currencies. This decrease was partially offset by an aggregate net increase of $3.2 million primarily attributable to our Australian subsidiary related to population increases, contractual increases linked to the inflationary index and the provision of additional services under certain contracts.

Operating Expenses

	2013	% of Segment Revenues	2012	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$186,875	73.7%	$169,366	69.4%	$17,509	10.3%
GEO Community Services	52,195	67.9%	49,867	68.6%	2,328	4.7%
International Services	44,833	90.5%	48,909	93.2%	(4,076)	(8.3)%

Total	$283,903	74.7%	$268,142	72.6%	$15,761	5.9%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and community based facilities.

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention reflects the following: (i) the activation and intake of inmates at the Adelanto East expansion and services provided under our contract with the United States Marshals at our Aurora facility which contributed an aggregate increase to operating expenses of $2.3 million; (ii) increases of $3.4 million at certain of our facilities primarily attributable to net population increases and increased transportation services and the variable costs associated with those increases; (iii) in Third Quarter 2012, we received approximately $6.4 million in net operating tax refunds, not related to income taxes, for certain previously disputed claims in various jurisdictions which did not recur in 2013; and (iv) in connection with our annual actuarial analysis, which occurs in the third quarter of every year, we recorded an additional $4.5 million to our insurance reserves during Third Quarter 2013. In Third Quarter 2012 we recorded a $0.8 million decrease to our reserves based on the same actuarial analysis. The additional charge to the insurance reserve in Third Quarter 2013 as compared to the net operating tax refunds received in Third Quarter 2012 resulted in an increase in our operating expenses as a percentage of revenues.

GEO Community Services

Operating expenses for GEO Community Services increased by $2.3 million during Third Quarter 2013 from Third Quarter 2012 primarily due to increases of $2.7 million due to the following: (i) variable costs associated with increases in electronic monitoring contracts and ISAP services at BI; (ii) population increases at certain youth facilities and the related variable costs; and (iii) new programs and program growth at our community based and re-entry centers. In addition, in connection with our annual actuarial analysis, which occurs in the third quarter of every year, we recorded an additional $1.7 million to our insurance reserves during Third Quarter 2013. In Third Quarter 2012, we recorded an additional $1.3 million to our insurance reserves based on this same analysis. These increases were partially offset by decreases of $0.8 million due to census declines.

International Services

Operating expenses for our International Services segment during Third Quarter 2013 decreased $4.1 million over Third Quarter 2012 which was primarily attributable to the impact of foreign currency exchange rate fluctuations of $(5.6) million caused by the weakening of the U.S. dollar against certain foreign currencies. In addition, there was a net decrease of $1.2 million primarily related to cost cutting measures implemented to reduce UK overhead costs. These decreases were partially offset by a net increase of $2.8 million primarily attributable to our Australian subsidiary due to population increases, contractual increases in labor and additional services provided under new contracts at those facilities.

Depreciation and Amortization

	2013	% of Segment Revenue	2012	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$15,712	6.2%	$15,775	6.5%	$(63)	(0.4)%
GEO Community Services	7,556	9.8%	6,512	9.0%	1,044	16.0%
International Services	620	1.3%	657	1.3%	(37)	(5.6)%

Total	$23,888	6.3%	$22,944	6.2%	$944	4.1%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense decreased slightly in Third Quarter 2013 compared to Third Quarter 2012 primarily due to certain intangible assets which became fully amortized towards the end of 2012.

GEO Community Services

GEO Community Services depreciation and amortization expense increased by $1.0 million in Third Quarter 2013 compared to Third Quarter 2012. The increase is primarily due to an increase in monitoring and other equipment at BI in 2012 and 2013 related to certain contract wins.

International Services

Depreciation and amortization expense decreased slightly in Third Quarter 2013 over Third Quarter 2012 due to the result of foreign exchange rate fluctuations caused by the weakening of the U.S. dollar against certain foreign currencies. This decrease was partially offset by increases in capital expenditures at our Australian subsidiary.

Other Unallocated Operating Expenses

	2013	% of Revenue	2012	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$27,222	7.2%	$26,428	7.2%	$794	3.0%

General and administrative expenses comprise substantially all of our other unallocated operating expenses, including corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses in Third Quarter 2013 compared to Third Quarter 2012 were relatively consistent. The slight increase is primarily due to professional fees incurred in Third Quarter 2013 related to our registration statement for the exchange offer of 5.125% Exchange Notes for 5.125% Senior Notes which was declared effective in September 2013.

Non Operating Expenses

Interest Income and Interest Expense

	2013	% of Revenue	2012	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$1,084	0.3%	$1,651	0.4%	$(567)	(34.3)%
Interest Expense	$21,569	5.7%	$20,605	5.6%	$964	4.7%

The majority of our interest income generated in Third Quarter 2013 and Third Quarter 2012 is from the cash balances at our foreign subsidiaries. Interest income decreased in Third Quarter 2013 primarily due to lower cash balances at our foreign subsidiaries along with declining interest rates in 2013.

The increase in interest expense of $1.0 million in Third Quarter 2013 compared to Third Quarter 2012 is primarily attributable to an increase in interest expense of $4.0 million related to the completion of our $300 million 5.125% Senior Notes offering in March 2013. This increase was partially offset by a decrease of $1.9 million due to our refinancing the Senior Credit Facility in Second Quarter 2013. In addition, interest expense on the MCF bonds in Third Quarter 2012 was $0.8 million (the MCF bonds were redeemed in August 2012). Refer to Note 11—Debt of the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Loss on Extinguishment of Debt

	2013	% of Revenue	2012	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$1,451	0.4%	$8,462	2.3%	$(7,011)	(82.9)%

The loss on extinguishment of debt in Third Quarter 2013 is the result of our defeasance of the non-recourse bonds related to South Texas Local Development Corporation (“STLDC”) on September 30, 2013. In connection with the defeasance, we incurred a $1.5 million loss on extinguishment of debt which represented the excess of the reacquisition price over the carrying value of the bonds and other defeasance related fees and expenses. Refer to Note 10—Variable Interest Entities and Investment in Affiliates and Note 11—Debt of the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q. The loss on extinguishment of debt in Third Quarter 2012 was the result of our early redemption of the MCF bonds.

Income Tax (Benefit) Provision

	2013	Effective Rate	2012	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$(7,755)	(33.9)%	$10,125	41.9%	$(17,880)	(176.6)%

The (benefit) provision for income taxes during Third Quarter 2013 decreased by $17.9 million compared to Third Quarter 2012 and the effective tax rate decreased from 41.9% to (33.9%). The decrease is primarily attributable to our REIT conversion which became effective January 1, 2013. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. The Company’s wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. In addition, during Third Quarter 2013 GEO had a net tax benefit relating to its REIT conversion and miscellaneous nonrecurring items of $4.9 million. Together these items had a favorable impact to the effective tax rate.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2013	% of Revenue	2012	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$1,526	0.4%	$474	0.1%	$1,052	221.9%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings (loss) of SACS and GEOAmey, respectively. Overall, we experienced an increase in equity in earnings of affiliates during Third Quarter 2013 compared to Third Quarter 2012, which is primarily due to increased performance from the operations of GEOAmey in Third Quarter 2013 compared to Third Quarter 2012.

Comparison of Nine Months 2013 and Nine Months 2012

Revenues

	2013	% of Revenue	2012	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$756,229	66.4%	$724,665	65.8%	$31,564	4.4%
GEO Community Services	225,892	19.8%	217,682	19.8%	8,210	3.8%
International Services	156,405	13.7%	157,984	14.4%	(1,579)	(1.0)%

Total	$1,138,526	100.0%	$1,100,331	100.0%	$38,195	3.5%

U.S. Corrections & Detention

Revenues increased in Nine Months 2013 compared to Nine Months 2012 primarily due to aggregate increases of $18.3 million resulting from the activation and intake of inmates at Adelanto East in August 2012 and the commencement of services under our contract, signed in October 2012, with the United States Marshals Service for the housing of up to 320 federal detainees at our Aurora Detention Facility. We also experienced aggregate increases in revenues of $27.8 million at certain of our facilities primarily due to increases in population, transportation services and/or rates, including the increased revenues due to our purchase of the previously managed-only 1,287-bed Joe Corley Detention Center in June 2013. These increases were partially offset by an aggregate decrease of $8.1 million primarily due to lower populations, transportation services and/or rates at certain facilities and a decrease of $6.4 million due to contract terminations.

The number of compensated mandays in U.S. Corrections & Detention facilities was 12.8 million in Nine Months 2013 and 12.4 million in Nine Months 2012. We experienced an aggregate net increase of approximately 370,000 mandays as a result of our new contracts discussed above and also as a result of increases in population at certain facilities. These increases were partially offset by decreases resulting from lower populations at certain facilities. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Detention & Corrections facilities was 95.5% and 96.3% of capacity in Nine Months 2013 and Nine Months 2012 respectively, excluding idle facilities. The decrease in average occupancy during Nine Months 2013 is primarily due to increased capacity at certain facilities.

GEO Community Services

The increase in revenues for GEO Community Services in Nine Months 2013 compared to Nine Months 2012 is primarily attributable to increases of $7.2 million due to new electronic monitoring contracts and an increase in ISAP counts at BI. In addition, we experienced a net increase of $4.0 million primarily due to population increases at certain youth facilities and new programs and program growth at our community based and re-entry centers. These increases were partially offset by decreases in revenues of $3.0 million related to contract terminations and census declines at certain facilities.

International Services

The decrease in revenues for International Services in Nine Months 2013 compared to Nine Months 2012 is primarily due to the result of foreign exchange rate fluctuations $(9.3) million caused by the weakening of the U.S. dollar against certain foreign currencies. This decrease was partially offset by an aggregate net increase of $7.7 million primarily attributable to our Australian subsidiary related to population increases, contractual increases linked to the inflationary index and the provision of additional services under certain contracts.

Operating Expenses

	2013	% of Segment Revenues	2012	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$548,313	72.5%	$512,318	70.7%	$35,995	7.0%
GEO Community Services	150,281	66.5%	148,320	68.1%	1,961	1.3%
International Services	145,352	92.9%	147,365	93.3%	(2,013)	(1.4)%

Total	$843,946	74.1%	$808,003	73.4%	$35,943	4.4%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and community based facilities.

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention reflects the following: (i) the activation and intake of inmates at the Adelanto East expansion and services provided under our contract with the United States Marshals at our Aurora facility which contributed an aggregate increase to operating expenses of $11.1 million; (ii) increases of $11.1 million at certain of our facilities primarily attributable to net population increases and increased transportation services and the variable costs associated with those increases; (iii) in Nine Months 2012, we received approximately $8.4 million in net operating tax refunds, not related to income taxes, for certain previously disputed claims in various jurisdictions which did not recur in 2013; and (iv) in connection with our annual actuarial analysis, which occurs in the third quarter of every year, we recorded an additional $4.5 million to our insurance reserves during Nine Months 2013. In Nine Months 2012 we recorded a $0.8 million decrease to our reserves based on the same actuarial analysis. The additional charge to our insurance reserve in Nine Months 2013 as compared to the net operating tax refunds received in Nine Months 2012 resulted in an increase in our operating expenses as a percentage of revenues.

GEO Community Services

Operating expenses for GEO Community Services increased by $2.0 million during Nine Months 2013 from Nine Months 2012 primarily due to net increases of $3.9 million due to the following: (i) variable costs associated with increases in electronic monitoring contracts and ISAP services at BI; (ii) population increases at certain youth facilities and the related variable costs; and (iii) new programs and program growth at our community based and re-entry centers. In addition, in connection with our annual actuarial analysis, which occurs in the third quarter of every year, we recorded an additional $1.7 million to our insurance reserves during Nine Months 2013. In Nine Months 2012, we recorded an additional $1.3 million to our insurance reserves based on this same analysis. These increases were partially offset by decreases that resulted from contract terminations and census declines of $2.3 million.

International Services

Operating expenses for our International Services segment during Nine Months 2013 decreased $2.0 million over Nine Months 2012 which was primarily attributable to the impact of foreign currency exchange rate fluctuations of $(8.6) million caused by the weakening of the U.S. dollar against certain foreign currencies. In addition, there was a net decrease of $1.7 million primarily related to cost cutting measures implemented to reduce UK overhead costs. These decreases were partially offset by a net increase of $8.3 million primarily attributable to our Australian subsidiary due to population increases, contractual increases in labor and additional services provided under new contracts at those facilities.

Depreciation and Amortization

	2013	% of Segment Revenue	2012	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$46,366	6.1%	$46,672	6.4%	$(306)	(0.7)%
GEO Community Services	22,224	9.8%	19,742	9.1%	2,482	12.6%
International Services	1,890	1.2%	1,731	1.1%	159	9.2%

Total	$70,480	6.2%	$68,145	6.2%	$2,335	3.4%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense decreased slightly in Nine Months 2013 compared to Nine Months 2012 primarily due to certain intangible assets which became fully amortized towards the end of 2012.

GEO Community Services

GEO Community Services depreciation and amortization expense increased by $2.5 million in Nine Months 2013 compared to Nine Months 2012. The increase is primarily due to an increase in monitoring and other equipment at BI in 2012 and 2013 related to certain contract wins.

International Services

Depreciation and amortization expense increased slightly in Nine Months 2013 over Nine Months 2012 primarily from increases in capital expenditures at our Australian subsidiary which were offset by foreign exchange rate fluctuations caused by the weakening of the U.S. dollar against certain foreign currencies.

Other Unallocated Operating Expenses

	2013	% of Revenue	2012	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$86,625	7.6%	$79,143	7.2%	$7,482	9.5%

General and administrative expenses comprise substantially all of our other unallocated operating expenses primarily including corporate management salaries and benefits, professional fees and other administrative expenses. The increase in general and administrative expenses in Nine Months 2013 compared to Nine Months 2012 was primarily attributable to approximately $7 million of professional fees incurred in Nine Months 2013 associated with our conversion to a REIT. In addition, there were professional fees incurred in Nine Months 2012 related to the redemption of the MCF bonds in Third Quarter 2012 that did not recur in 2013 which partially offset the increase.

Non Operating Expenses

Interest Income and Interest Expense

	2013	% of Revenue	2012	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$3,433	0.3%	$5,219	0.5%	$(1,786)	(34.2)%
Interest Expense	$62,013	5.4%	$62,029	5.6%	$(16)	—%

The majority of our interest income generated in Nine Months 2013 and Nine Months 2012 is from the cash balances at our foreign subsidiaries. Interest income decreased in Nine Months 2013 primarily due to lower cash balances at our foreign subsidiaries along with declining interest rates in 2013.

Interest expense decreased slightly in Nine Months 2013 compared to Nine Months 2012. Interest expense decreased due to the following (i) interest expense on the MCF bonds in Nine Months 2012 was $3.3 million (the MCF bonds were redeemed in August 2012); (ii) interest expense decreased in Nine Months 2013 by $5.3 million as a result of our refinancing the Senior Credit Facility in Second Quarter 2013; and (iii) other insignificant decreases of $0.4 million related to our non-recourse debt. These decreases were partially offset by an increase in interest expense of $8.2 million related to the completion of our $300 million 5.125% Senior Notes offering in March 2013 and an increase of $1.2 million caused by the capitalization of interest in 2012. Refer to Note 11—Debt of the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Loss on Extinguishment of Debt

	2013	% of Revenue	2012	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$6,978	0.6%	$8,462	0.8%	$(1,484)	(17.5)%

The loss on extinguishment of debt in Nine Months 2013 is partially the result of our defeasance of the non-recourse bonds related to STLDC on September 30, 2013. In connection with the defeasance, we incurred a $1.5 million loss on extinguishment of debt which represented the excess of the reacquisition price over the carrying value of the bonds and other defeasance related fees and expenses. In addition, in Second Quarter 2013, we refinanced our prior credit facility and entered into a new amended and restated credit agreement. In connection with the termination, we wrote off $4.4 million of unamortized deferred financing costs and unamortized debt discount pertaining to the prior credit facility and expensed $1.1 million in fees related to the new amended and restated credit agreement. The loss on extinguishment of debt in Nine Months 2012 was the result of our early redemption of the MCF bonds. Refer to Note 11—Debt and Note 10—Variable Interest Entities and Investment in Affiliates of the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Income Tax (Benefit) Provision

	2013	Effective Rate	2012	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$(14,142)	(19.7)%	$32,275	40.5%	$(46,417)	(143.8)%

The (benefit) provision for income taxes during Nine Months 2013 decreased by $46.4 million compared to Nine Months 2012 and the effective tax rate decreased from 40.5% to (19.7%). The decrease is primarily attributable to our REIT conversion which became effective January 1, 2013. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. The Company’s wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. In addition, during Nine Months 2013, GEO had a net tax benefit relating to its REIT conversion and miscellaneous nonrecurring items of $7.8 million, as well as a net release of $6.4 million of tax reserves primarily due to the settlement of IRS audit years 2010 and 2011. Together these items had a favorable impact to the effective tax rate.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2013	% of Revenue	2012	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$3,772	0.3%	$1,652	0.2%	$2,120	128.3%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings (loss) of SACS and GEOAmey, respectively. Overall, we experienced an increase in equity in earnings of affiliates during Nine Months 2013 compared to Nine Months 2012, which is primarily due to increased performance from the operations of GEOAmey in Nine Months 2013 compared to Nine Months 2012.

Financial Condition

Capital Requirements

Our current cash requirements consist of amounts needed for working capital, distributions of our REIT taxable income in order to maintain our REIT qualification, debt service, supply purchases, investments in joint ventures, and capital expenditures related to either the development of new correctional, detention and re-entry facilities, or the maintenance of existing facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. In connection with GEOAmey, our joint venture in the United Kingdom, we and our joint venture partner have each provided a line of credit of £12 million, or $19.4 million, based on exchange rates as of September 30, 2013, for GEOAmey’s operations. As of September 30, 2013, $20.5 million, including accrued interest was owed to us by GEOAmey under the line of credit. Additional capital needs may also arise in the future with respect to possible acquisitions, other corporate transactions or other corporate purposes.

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing capital projects will be $62.1 million of which $17.6 million was spent through the third quarter of 2013. We estimate that the remaining capital requirements related to these capital projects will be $44.5 million which will be spent through fiscal year 2013. Capital expenditures related to facility maintenance costs are expected to range between $30.0 million and $35.0 million for fiscal year 2013.

Liquidity and Capital Resources

On September 19, 2013, we announced the commencement of a cash tender offer and consent solicitation for any and all of our outstanding $250.0 million aggregate principal amount of 7 3⁄4% Senior Notes. Holders who validly tendered their 7 3⁄4% Senior Notes prior to 5:00 p.m. Eastern Standard time on October 2, 2013 (“Consent Payment Deadline”), received a cash payment of $1,043.45 for each $1,000 principal amount of notes, which included a consent payment of $30.00 per $1,000 principal amount of notes. Holders of the 7 3⁄4% Senior Notes accepted for purchase received accrued and unpaid interest up to, but not including, the applicable payment date. Valid early tenders received by us represented $209.1 million aggregate principal amount of the 7 3⁄4% Senior Notes which was 83.6% of the outstanding principal balance. We settled these notes on October 3, 2013. There were no holders who tendered their notes after the Consent Payment Deadline, but before the expiration date of 11:59 p.m., Eastern Standard time on October 17, 2013 (the “Expiration Date”) who would have otherwise been entitled to receive $1,013.45 per $1,000 principal amount of notes. On November 4, 2013, we completed the redemption of the remaining 7 3⁄4% Senior Notes in connection with the terms of the notice of redemption delivered to the noteholders pursuant to the terms of the indenture governing the 7 3⁄4% Senior Notes.

We financed the tender offer and redemption with the net cash proceeds from our offering of $250.0 million aggregate principal amount of 5 7/8% Senior Notes which closed on October 3, 2013 and cash on hand. The notes will mature on January 15, 2022 and have a coupon rate and yield to maturity of 5%. Interest is payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2014.

On April 3, 2013, we entered into the Amended and Restated Credit Agreement with GEO Corrections Holdings, Inc. (with GEO as the sole term loan borrower, and GEO and GEO Corrections Holdings, Inc. as joint and several revolver borrowers), BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (the “Credit Agreement”). The Credit Agreement evidences a Senior Credit Facility (the “Senior Credit Facility”) consisting of a $300 million Term Loan (the “Term Loan”) initially bearing interest at LIBOR plus 2.50% (with a LIBOR floor of 0.75%), and a $700 million revolving credit facility (the “Revolver”) initially bearing interest at LIBOR plus 2.50% (with no LIBOR floor), in each case subject to adjustment based on a total leverage ratio pricing grid. We also have the ability to increase the Senior Credit Facility by an additional $350 million, subject to lender demand, prevailing market conditions and satisfying the borrowing and other conditions thereunder. The Revolver component is scheduled to mature on April 3, 2018 and the Term Loan B component is scheduled to mature on April 3, 2020. The Term Loan B and Revolver may be prepaid in whole or in part by us at any time without premium or penalty, subject to certain conditions. The Senior Credit Facility is a refinancing of the Fourth Amended and Restated Credit Agreement (the “Prior Senior Credit Facility”) which consisted of a Term Loan A, Term Loan A-2, Term Loan A-3, Term Loan B (“Prior Term Loans”) and a revolver (“Prior Revolver”).

As of September 30, 2013, we had $299.3 million in aggregate borrowings outstanding, net of discount, under the Term Loan B and $300.0 million in borrowings under the Revolver, and approximately $58.2 million in letters of credit which left $341.8 million in additional borrowing capacity under the Revolver. Refer to Note 11—Debt of Notes to Unaudited Consolidated Financial Statements for further discussion.

On March 19, 2013, we completed an offering of $300.0 million aggregate principal amount of the 5.125% Senior Notes. The 5.125% Senior Notes will mature on April 1, 2023 and have a coupon rate and yield to maturity of 5.125%. Interest is payable semi-annually on April 1 and October 1 each year, commencing on October 1, 2013. A portion of the proceeds received from the 5.125% Senior Notes were used on the date of the financing to repay the prior revolver credit draws outstanding under the Prior Senior Credit Facility. Refer to Note 11—Debt of Notes to Unaudited Consolidated Financial Statements for further discussion.

In October 2009, we completed an offering of $250.0 million in aggregate principal of our 7 3⁄4% Senior Notes. Interest on the 7 3⁄4% Senior Notes accrues interest at the stated rate. We pay interest semi-annually in arrears on April 15 and October 15 of each year. On or after October 15, 2013, we may, at our option, redeem all or a part of the 7 3⁄4% Senior Notes at the redemption prices set forth in the indenture governing the 7 3⁄4% Senior Notes. Subsequent to September 30, 2013, the 7 3⁄4% Senior Notes were purchased pursuant to a cash tender offer and consent solicitation with the amount remaining after the Expiration Date of the tender offer being redeemed as discussed above.

In connection with our acquisition of BI in February 2011, we completed an offering of $300.0 million in aggregate principal of our 6.625% Senior Notes. Interest on the 6.625% Senior Notes accrues at the stated rate. We pay interest semi-annually in arrears on February 15 and August 15. On or after February 15, 2016, we may, at our option, redeem all or part of the 6.625% Senior Notes at the redemption prices set forth in the indenture governing the 6.625% Senior Notes.

In addition to the debt outstanding under the Senior Credit Facility, the 6.625% Senior Notes, the 5.125% Senior Notes and the 5 7/8% Senior Notes discussed above, we also have significant debt obligations which, although these obligations are non-recourse to us, require cash expenditures for debt service. Our significant debt obligations could have material consequences. See “Risk Factors-Risks Related to Our High Level of Indebtedness” in Item 1A of our 2012 Annual Report on Form 10-K. We are exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. See Part II-Item 1. Legal Proceedings of this quarterly report on Form 10-Q. We also have guaranteed certain obligations for our South African joint venture and other of our international subsidiaries. These non-recourse obligations, commitments and contingencies and guarantees are further discussed in our 2012 Annual Report on Form 10-K.

We are also considering opportunities for future business and/or asset acquisitions. If we are successful in our pursuit of these new projects, our cash on hand, cash flows from operations and borrowings under the existing Senior Credit Facility may not provide sufficient liquidity to meet our capital needs through 2014 and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. In the future, our access to capital and ability to compete for future capital intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the 6.625% Senior Notes, the indenture governing the 5.125% Senior Notes, the indenture governing the 5 7/8% Senior Notes and our Credit Agreement. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we expect to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

As a REIT, we are subject to a number of organizational and operational requirements, including a requirement that we annually distribute to our shareholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain). Generally, we expect to distribute all or substantially all of our REIT taxable income so as not to be subject to the income or excise tax on undistributed REIT taxable income. On January 17, 2013, the Board of Directors declared our first quarterly REIT cash dividend of $0.50 per share of common stock, which was paid on March 1, 2013 to shareholders of record as of the close of business on February 15, 2013. On May 7, 2013, the Board of Directors declared a quarterly cash dividend of $0.50 per share of common stock, which was paid on June 3, 2013 to shareholders of record as of the close of business on May 20, 2013. On July 30, 2013, the Board of Directors declared a quarterly cash dividend of $0.50 per share of common stock, which was paid on August 29, 2013 to shareholders of record as of the close of business on August 19, 2013. On November 1, 2013, the Board of Directors declared a quarterly cash dividend of $.0.55 per share of common stock, which is to be paid on November 26, 2013 to shareholders of record as of the close of business on November 14, 2013. The amount, timing and frequency of distributions will be at the sole discretion of our Board of Directors and will be based upon various factors.

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

Executive Retirement Agreement

We have a non-qualified deferred compensation agreement with our Chief Executive Officer (“CEO”). The current agreement, as amended, provides for a lump sum payment upon retirement, no sooner than age 55. As of January 1, 2013, our CEO had reached age 55 and was eligible to receive the payment upon retirement. If our CEO had retired as of September 30, 2013, we would have had to pay him $6.6 million. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity.

Cash Flow

Cash and cash equivalents as of September 30, 2013 was $53.2 million, compared to $31.8 million as of December 31, 2012.

Operating Activities

Cash provided by operating activities from continuing operations amounted to $155.6 million in the Nine Months 2013 versus cash provided by operating activities from continuing operations of $228.7 million in the Nine Months 2012. Cash provided by operating activities from continuing operations during the Nine Months 2013 was positively impacted by increases in net income attributable to GEO, non-cash expenses such as depreciation and amortization, loss on extinguishment of debt and stock-based compensation expense. Accounts payable, accrued expenses and other liabilities increased by $7.5 million which also positively impacted cash. The increase in accounts payable, accrued expenses and other liabilities was primarily driven by an increase in accrued interest related to our 5.125% Senior Notes which were issued at the end of First Quarter 2013, the initial semi-annual interest payment which is not due until October 1, 2013, an increase in accrued property taxes which are typically paid out in the fourth quarter and an increase in insurance reserves for insurance liability claims recorded in connection with our annual actuarial analysis which occurs in the third quarter each year. These increases were partially offset by decreases in accounts payable, accrued expenses and other current liabilities related to the payment of annual bonuses accrued at December 31, 2012 which were paid out in the first quarter of 2013, litigation settlements in 2013 which were accrued at December 31, 2012 and the timing of payments. Accounts receivable, prepaid expenses and other assets decreased in total by a net $16.3 million, representing a negative impact on cash. The decrease was primarily driven by the timing of billings and collections. Increases in equity in earnings of affiliates, net of tax and a release of reserves for uncertain tax positions also negatively impacted cash.

Cash provided by operating activities from continuing operations in the Nine Months 2012 was positively impacted by increases in net income attributable to GEO, non-cash expenses such as depreciation and amortization and stock based compensation expense, as well changes in our working capital components which were primarily driven by decreases in accounts receivable, prepaid expenses and other assets. Accounts receivable, prepaid expenses and other assets decreased by $61.9 million in the Nine Months 2012, and represented a source of cash. The decrease was primarily caused by a decrease in accounts receivable due to timing of collections at certain facilities and an IRS refund of approximately $10 million during the Nine Months 2012 which was recorded as a reduction to prepaid income taxes.

Investing Activities

Cash used in investing activities from continuing operations of $86.3 million during the Nine Months 2013 was primarily the result of capital expenditures of $101.5 million partially offset by the release of restricted cash and investments and proceeds from the sale of assets. Cash used in investing activities from continuing operations during the Nine Months 2012 of $78.3 million was primarily the result of capital expenditures and the acquisition of ownership interest in MCF, partially offset by the release of restricted cash and investments and proceeds from the sale of assets.

Financing Activities

Cash used in financing activities during the Nine Months 2013 amounted to $47.1 million compared to cash used in financing activities of $121.6 million during the Nine Months 2012. Cash provided by financing activities during the Nine Months 2013 reflects proceeds from long term debt of $842.0 million, including $300.0 million from the 5.125% Senior Notes as well as $542.0 million of borrowings under our Revolver, and proceeds from the exercise of stock options of $4.9 million. These increases were offset by payments of $769.4 million on indebtedness, cash dividends paid of $107.5 million and debt issuance costs of $19.3 million. Cash used in financing activities in the Nine Months 2012 reflects payments of $352.1 million on indebtedness offset by $263.0 million of borrowings under our prior revolver. We also paid $12.3 million in dividends, incurred a $14.9 million make-whole provision for early extinguishment of debt and made a cash distribution of $5.8 million to the noncontrolling interests in the Nine Months 2012.

Outlook

The following discussion contains statements that are not historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statements. Please refer to “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, the “Forward-Looking Statements—Safe Harbor” section in our Annual Report on Form 10-K, as well as the other disclosures contained in our Annual Report on Form 10-K, the “Part II— Item 1A, Risk Factors” section of the Form 10-Q for the quarter ended March 31, 2013 and the “Forward-Looking Information” and the “Part II—Item 1A. Risk Factors” sections in this Form 10-Q for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.

Revenue

Domestically, we continue to pursue a number of opportunities for corrections and detention facilities. Continued need for corrections facilities in various states and the need for bed space at federal prisons and detention facilities are two of the factors that have contributed to these opportunities. At the state level, we recently signed two contracts with the California Department of Corrections and Rehabilitation for the housing of 1,400 inmates at our company-owned, 700-bed Central Valley Modified Community Correctional Facility and our company-owned, 700-bed Desert View Modified Community Correctional Facility. In Florida, the Department of Management Services awarded us three contracts for the management of 3,854 contract prison beds which are currently managed by a different private operator. Effective February 1, 2014, we will operate the 1,884-bed Graceville Correctional Facility, the 985-bed Moore Haven Correctional Facility, and the 985-bed Bay Correctional Facility. At the federal level, we recently signed a contract with U.S. Immigration and Customs Enforcement for the development and management of a new 400-bed immigration transfer center in Alexandria, Louisiana. We continue to be encouraged by opportunities as discussed above; however any positive trends may, to some extent, be adversely impacted by government budgetary constraints in the future. While the general outlook from state officials is one of stability and stable revenue performance so far in fiscal year 2013 continues to be a key factor in the improved condition of state finances, uncertainty still hovers over state finances, as the impact of federal sequestration remains unclear, according to a recent survey conducted in the Spring of 2013 by the National Conference of State Legislatures. As a result of budgetary pressures, state correctional agencies may pursue a number of cost savings initiatives which may include reductions in per diem rates and/or the scope of services provided by private operators. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Additionally, if state budgetary constraints, as discussed above, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations, contract non-renewals, and/or contract re-bids. Although we have historically had a relatively high contract renewal rate, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.

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

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related cost represented 58.3% of our operating expenses in Nine Months 2013. Additional significant operating expenses include food, utilities and inmate medical costs. In Nine Months 2013, operating expenses totaled 74.1% of our consolidated revenues. Our operating expenses as a percentage of revenue in 2013 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2013, we will incur carrying costs for facilities that are currently vacant in 2013. As of September 30, 2013, our worldwide operations include the management and/or ownership of approximately 73,000 beds at 96 correctional, detention, re-entry, youth services and community-based facilities including idle facilities, and also include the provision of monitoring of approximately 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. In the Nine Months 2013, general and administrative expenses totaled 7.6% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenue in 2013 to decrease as a result of cost savings initiatives and decreases in nonrecurring costs related to our REIT conversion. We expect business development costs to remain consistent or increase slightly as we pursue additional business development opportunities in all of our business lines. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

Idle Facilities

We are currently marketing approximately 6,000 vacant beds at six of our idle facilities to potential customers. The annual carrying cost of idle facilities in 2013 is estimated to be $20.4 million, including depreciation expense of $6.6 million. As of September 30, 2013 these facilities had a net book value of $193.6 million. We currently do not have any firm commitment or agreement in place to activate these facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. Currently, our North Lake Correctional Facility located in Baldwin, Michigan and our Great Plains Correctional Facility located in Hinton, Oklahoma have been idle the longest of our idle facility inventory. These idle facilities are included in the U.S. Corrections & Detention segment. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if all of these idle facilities were to be activated using our U.S. Corrections & Detention average per diem rate in 2013, (calculated as the U.S. Corrections & Detention revenue divided by the number of U.S. Corrections & Detention mandays) and based on the average occupancy rate in our U.S. Corrections & Detention facilities for 2013, we would expect to receive incremental annualized revenue of approximately $125 million and an annualized increase in earnings per share of approximately $0.35 to $0.40 per share based on our average U.S. Corrections and Detention operating margin.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Credit Facility of $599.3 million and $58.2 million in outstanding letters of credit, as of September 30, 2013, for every one percent increase in the average interest rate applicable to the Credit Facility, our total annual interest expense would increase by $6.0 million.

As of September 30, 2013, we had four interest rate swap agreements in the aggregate notional amount of $100.0 million. These interest rate swaps, which had payment, expiration dates and call provisions that mirrored the terms of the 7 3⁄4% Senior Notes, effectively converted $100.0 million of the 7 3⁄4% Senior Notes into variable rate obligations. Under these interest rate swaps, we received a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3⁄4% per year calculated on the notional $100.0 million amount, while we made a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.16% and 4.29%, also calculated on the notional $100.0 million amount. For every one percent increase in the interest rate applicable to our aggregate notional $100.0 million of swap agreements relative to the 7 3⁄4% Senior Notes, our annual interest expense would have increased by $1.0 million.

In October 2013, the Company received proceeds of $5.1 million, including accrued interest of $1.1 million, for the settlement of the four interest rates swaps with an aggregate notional amount of $100.0 million discussed above. The lenders to those swap agreements elected to prepay their obligations at the call option price which equaled the fair value at the respective call dates.

We have entered into certain interest rate swap arrangements for hedging purposes, fixing the interest rate on our Australian non-recourse debt to 9.7%. The difference between the floating rate and the swap rate on these instruments is recognized in interest expense within the respective entity. Because the interest rates with respect to these instruments are fixed, a hypothetical one percent change in the current interest rate would not have a material impact on our financial condition or results of operations.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, the Australian dollar, the Canadian dollar, the South African Rand and the British Pound currency exchange rates. The U.S. dollar suffered a significant devaluation versus the Australian dollar during Nine Months 2013. Based upon our foreign currency exchange rate exposure at September 30, 2013, every 10 percent change in historical currency rates would have approximately a $5.2 million effect on our financial position and approximately a $1.1 million impact on our results of operations during Nine Months 2013.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

On November 4, 2013, we announced that on November 1, 2013, our Board of Directors declared a quarterly cash dividend of $0.55 per share which will be paid on November 26, 2013 to shareholders of record as of the close of business on November 14, 2013.

As previously disclosed, on October 4, 2013, we delivered notice to the noteholders of the 7 ¾% Senior Notes that we were electing to redeem on November 4, 2013 all 7¾% Senior Notes that remain outstanding following consummation of the tender offer at a price equal to 103.875% of their face amount, plus accrued and unpaid interest to, but not including the date of redemption. On November 4, 2013, we completed the redemption and paid an aggregate amount of $42.7 million to redeem the remaining $40.9 million of 7¾% Senior Notes, including the payment of accrued and unpaid interest.

ITEM 6. EXHIBITS.

(A) Exhibits

4.5	Indenture, dated as of October 3, 2013, by and among The GEO Group, Inc., the Guarantors party thereto, and Wells Fargo Bank, National Association as Trustee relating to the 5 7/8% Senior Notes due 2022. (1)

10.54	Registration Rights Agreement, dated as of October 3, 2013, by and among The GEO Group, Inc., the Guarantors party thereto, and Wells Fargo Securities, LLC, as representative of the several Initial Purchasers. (1)

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 9, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date: November 8, 2013	/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer
(duly authorized officer and principal financial officer)