Form 10-K
period 2013-12-31
GEO GROUP INC
filed 2014-03-03
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 62,587,316 voting and non-voting shares of common stock held by non-affiliates of the registrant as of June 28, 2013 (based on the last reported sales price of such stock on the New York Stock Exchange on such date, the last business day of the registrant’s quarter ended June 30, 2013 of $33.95 per share) was approximately $2.1 billion.

As of February 26, 2014, the registrant had 72,094,580 shares of common stock outstanding.

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2014 annual meeting of shareholders are incorporated by reference into Part III of this report.

PART I

Item 1.	Business

As used in this report, the terms “we,” “us,” “our,” “GEO” and the “Company” refer to The GEO Group, Inc., its consolidated subsidiaries and its unconsolidated affiliates, unless otherwise expressly stated or the context otherwise requires.

General

We are a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of correctional, detention and re-entry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa, the United Kingdom and Canada. We own, lease and operate a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, as well as community based re-entry facilities. We develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency. We provide innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. We also provide secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through our joint venture GEO Amey PECS Ltd. (“GEOAmey”). As of December 31, 2013, our worldwide operations included the management and/or ownership of approximately 77,000 beds at 98 correctional, detention and community based facilities, including idle faclities and projects under development, and also included the provision of monitoring of more than 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

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

We began operating as a REIT for federal income tax purposes effective January 1, 2013. As a result of the REIT conversion, we reorganized our operations and moved non-real estate components into taxable REIT subsidiaries (“TRS”). We are a Florida corporation originally organized in 1984.

Business Segments

We conduct our business through four reportable business segments: our U.S. Corrections & Detention segment; our GEO Community Services segment; our International Services segment and our Facility

Construction & Design segment. We have identified these four reportable segments to reflect our current view that we operate four distinct business lines, each of which constitutes a material part of our overall business. Our U.S. Corrections & Detention segment primarily encompasses our U.S.-based privatized corrections and detention business. Our GEO Community Services segment, which conducts its services in the U.S., consists of our community based services business, our youth services business and our electronic monitoring and supervision service. Our International Services segment primarily consists of our privatized corrections and detention operations in South Africa, Australia, the United Kingdom and Canada. Our Facility Construction & Design segment primarily contracts with various states, local and federal agencies for the design and construction of facilities for which we generally have been, or expect to be, awarded management contracts. Financial information about these segments for fiscal years 2013, 2012 and 2011 is contained in “Note 16 — Business Segments and Geographic Information” of the “Notes to Consolidated Financial Statements” included in this Form 10-K.

Recent Developments

On April 3, 2013, we entered into the Amended and Restated Credit Agreement with GEO Corrections Holdings, Inc. (with GEO as the sole term loan borrower, and GEO and GEO Corrections Holdings, Inc. as joint and several revolver borrowers), BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (the “Credit Agreement”). The Credit Agreement evidences a Senior Credit Facility (the “Senior Credit Facility”) consisting of a $300 million Term Loan (the “Term Loan”) initially bearing interest at LIBOR plus 2.50% (with a LIBOR floor of 0.75%), and a $700 million revolving credit facility (the “Revolver”) initially bearing interest at LIBOR plus 2.50% (with no LIBOR floor), in each case subject to adjustment based on a total leverage ratio pricing grid. We also have the ability to increase the Senior Credit Facility by an additional $350 million, subject to lender demand, prevailing market conditions and satisfying the borrowing and other conditions thereunder. The Revolver component is scheduled to mature on April 3, 2018 and the Term Loan component is scheduled to mature on April 3, 2020. The Term Loan and Revolver may be prepaid in whole or in part by us at any time without premium or penalty, subject to certain conditions. The Senior Credit Facility is a refinancing of the Fourth Amended and Restated Credit Agreement (the “Prior Senior Credit Facility”) which consisted of a Term Loan A, Term Loan A-2, Term Loan A-3, Term Loan B (“Prior Term Loans”) and a revolver (“Prior Revolver”).

As of December 31, 2013, we had $298.5 million in aggregate borrowings outstanding, net of discount, under the Term Loan and $340.0 million in borrowings under the Revolver, and approximately $61.0 million in letters of credit which left $299.0 million in additional borrowing capacity under the Revolver.

5.125% Senior Notes

On March 19, 2013, we issued $300.0 million aggregate principal amount of 5.125% senior notes due 2023 (the “5.125% Senior Notes”) in a private offering under the indenture, dated as of March 19, 2013, among us, certain of our domestic subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee. The 5.125% Senior Notes were offered and sold to “qualified institutional buyers” in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons in accordance with Regulation S under the Securities Act. The 5.125% Senior Notes were issued at a coupon rate and yield to maturity of 5.125%. Interest on the 5.125% Senior Notes is payable semi-annually in cash in arrears on April 1 and October 1 each year. The 5.125% Senior Notes mature on April 1, 2023. The 5.125% Senior Notes are guaranteed on a senior unsecured basis by all of our restricted subsidiaries that guarantee obligations under the Senior Credit Facility, our 6.625% senior notes due 2021 (the “6.625% Senior Notes”), and our 5 7/8% Senior Notes (see discussion of 5 7/8% Senior Notes issuance below). The 5.125% Senior Notes and the guarantees are our general unsecured senior obligations and rank equally in right of payment with all of our and the guarantors’ existing and future unsecured senior debt, including our 6.625% Senior Notes and the 5 7/8% Senior Notes. The 5.125% Senior Notes and the guarantees are effectively subordinated to any of our and the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt, including all anticipated borrowings under the Senior Credit Facility. The 5.125% Senior Notes are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 5.125% Senior Notes. A portion of the proceeds received from the 5.125% Senior Notes were used on the date of the financing to repay the outstanding Prior Term Loans under the Prior Senior Credit Facility (see discussion above).

Under the terms of a registration rights agreement dated as of March 19, 2013, among us, the guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the representative of the initial purchasers of the 5.125% Senior Notes, we agreed to register under the Securities Act notes having terms identical in all material respects to the 5.125% Senior Notes (the “5.125% Exchange Notes”) and to make an offer to exchange the 5.125% Exchange Notes for the 5.125% Senior Notes. We filed the registration statement on May 30, 2013 which was declared effective on September 12, 2013. We launched the exchange offer on September 13, 2013 and the exchange offer expired on October 11, 2013.

5 7/8% Senior Notes

On October 3, 2013, we issued $250.0 million aggregate principal amount of 5 7/8% senior notes due 2022 (the “5 7/8% Senior Notes”) in a private offering under the indenture, dated as of October 3, 2013, among us, certain of our domestic subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee. The 5 7/8% Senior Notes were offered and sold to “qualified institutional buyers” in accordance with Rule 144A under the Securities Act, and outside the United States to non-U.S. persons in accordance with Regulations S under the Securities Act. The 5 7/8% Senior Notes were issued at a coupon rate and yield to maturity of 5 7/8%. Interest on the 5 7/8% Senior Notes is payable semi-annually in cash in arrears on January 15 and July 15 each year. The 5 7/8% Senior Notes mature on January 15, 2022. The 5 7/8% Senior Notes are guaranteed on a senior unsecured basis by all of our restricted subsidiaries that guarantee obligations under the Senior Credit Facility, our 6.625% Senior Notes, and our 5.125% Senior Notes (see discussion of 5.125% Senior Notes issuance above). The 5 7/8% Senior Notes and the guarantees are our general unsecured senior obligations and rank equally in right of payment with all of our and the guarantors’ existing and future unsecured senior debt, including our 6.625% Senior Notes and the 5.125% Senior Notes. The 5 7/8% Senior Notes and the guarantees are effectively subordinated to any of our and the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt, including all anticipated borrowings under the Senior Credit Facility. The 5 7/8% Senior Notes are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 5 7/8% Senior Notes. We used the net proceeds from the offering, together with cash on hand, to fund the repurchase, redemption or other discharge of our 7 3/4% senior notes (see discussion below) and to pay related transaction fees and expenses.

Under the terms of a registration rights agreement, dated as of October 3, 2013, among us, the guarantors and Wells Fargo Securities, LLC, as the representative of the initial purchasers of the notes, we agreed to register under the Securities Act notes having terms identical in all material respects to the 5 7/8% Senior Notes (the “5 7/8% Exchange Notes”) and to make an offer to exchange the 5 7/8% Exchange Notes for the 5 7/8% Senior Notes. We filed the registration statement on October 2, 2013 which was declared effective on January 6, 2014. We launched the exchange offer on January 6, 2014 and the exchange offer expired on February 4, 2014.

7 3/4% Senior Notes Tender Offer

On September 19, 2013, we announced the commencement of a cash tender offer and consent solicitation for any and all of our outstanding $250.0 million aggregate principal amount of 7 3/4% senior notes due 2017 (the “7 3/4% Senior Notes”). Holders who validly tendered their 7 3/4% Senior Notes prior to 5:00 p.m. Eastern Standard time on October 2, 2013 (“Consent Payment Deadline”), received a cash payment of $1,043.45 for each $1,000 principal amount of notes, which included a consent payment of $30.00 per $1,000 principal amount of notes. Holders of the 7 3/4% Senior Notes accepted for purchase received accrued and unpaid interest up to, but not including, the applicable payment date. Valid early tenders received by us represented $209.1 million aggregate principal amount of the 7 3/4% Senior Notes which was 83.6% of the outstanding principal balance. We settled these notes on October 3, 2013. There were no holders who tendered their notes after the Consent

Payment Deadline, but before the expiration date of 11:59 p.m., Eastern Standard time on October 17, 2013 (the “Expiration Date”) who would have otherwise been entitled to receive $1,013.45 per $1,000 principal amount of notes. On November 4, 2013, we completed the redemption of the remaining 7 3/4% Senior Notes in connection with the terms of the notice of redemption delivered to the noteholders pursuant to the terms of the indenture governing the 7 3/4% Senior Notes. We financed the purchase of the 7 3/4% Senior Notes under the tender offer and the redemption of the remaining 7 3/4% Senior Notes with the net cash proceeds from our 5 7/8% Senior Notes offering discussed above and cash on hand.

Debt Deafeasance

We consolidated South Texas Local Development Corporation (“STLDC”), a variable interest entity (“VIE”) until September 30, 2013. STLDC was created to finance construction for the development of a 1,904-bed facility in Frio County, Texas. STLDC, the owner of the complex, issued $49.5 million in taxable revenue bonds and had an operating agreement with us, which provided us with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture required the revenue from the contract to be used to fund the periodic debt service requirements as they became due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums were distributed to us to cover operating expenses and management fees. We were responsible for the entire operations of the facility including the payment of all operating expenses whether or not there were sufficient revenues. The bonds had a 10-year term and were non-recourse to us. At the end of the 10-year term of the bonds, or if the bonds were redeemed, canceled or defeased, title and ownership of the facility transfers from STLDC to us.

On September 30, 2013, we completed a defeasance of the bonds and the title to the facility was transferred to us. In connection with the defeasance, we incurred a $1.5 million loss on extinguishment of debt which represented the excess of the reacquisition price of the defeasance over the net carrying value of the bonds and other defeasance related fees and expenses. Upon the closing of the transaction, the operating agreement was terminated and STLDC is no longer a VIE and is no longer consolidated with us. The carrying value of the facility as of December 31, 2013 and December 31, 2012 was $25.2 million and $25.8 million, respectively, and is included in Property and Equipment in the accompanying consolidated balance sheets.

Prospectus Supplement

On May 8, 2013, the Company filed with the Securities and Exchange Commission a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $100 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. There were no sales of shares of the Company’s common stock under the prospectus supplement during the year ended December 31, 2013.

Contract awards and facility activations

The following contract awards and facility activations occurred during fiscal year 2013:

On September 9, 2013, we announced that we have entered into a five year contract inclusive of renewal options, with the U.S. Immigration and Customs Enforcement (“ICE”) for the housing of immigration detainees in a new 400-bed transfer center to be located at England Airpark in Alexandria, Louisiana (the “Center”). We will finance, develop and manage the company-owned Center, which is expected to be completed during the fourth quarter of 2014. Our contract with ICE is expected to generate approximately $8.5 million in annualized revenues.

On September 23, 2013, we announced that we have signed five year contracts with the California Department of Corrections and Rehabilitation for the housing of 1,400 California inmates at the Company-owned

700-bed Central Valley Modified Community Correctional Facility and the Company-owned 700-bed Desert View Modified Community Correctional Facility located in McFarland, California and Adelanto, California, respectively. We began the intake of inmates at both facilities in the fourth quarter of 2013. The facilities are expected to generate approximately $30.7 million in combined annualized revenues at full occupancy. These facilities were previously included in our idle facility inventory.

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

On February 3, 2014, we announced that we had assumed management of the 985-bed Moore Haven Correctional Facility, the 985-bed Bay Correctional Facility and the 1,884- bed Graceville Correctional Facility under contracts with the Florida Department of Management Services effective February 1, 2014. The managed-only agreements have contract terms of 3 years with successive 2-year renewal option periods. The facilities are expected to generate approximately $31.6 million in combined annualized revenues at full occupancy.

Also on February 3, 2014, we announced that we have increased the contracted capacity at the Company-owned Rio Grande Detention Center in Laredo, Texas from 1,500 beds to 1,900 beds under a contract with the U.S. Marshals Service. The U.S. Marshals Service is expected to occupy up to 1,228 beds with the remaining 672 beds reserved for ICE. The 1,900-bed center is expected to generate approximately $38 million in total annualized revenue.

Contract terminations

The contract for the housing of Alaskan inmates at the Hudson Correctional Facility located in Hudson, Colorado was terminated during the third quarter of 2013. The termination of this contract did not have a material impact on our financial position, results of operations and/or cash flows.

On November 1, 2013, we terminated the contract for the management of the county-owned 688-bed Maverick County Detention Center located in Maverick, Texas. The termination of this managed-only contract did not have a material impact on our financial position, results of operations and/or cash flows.

There were no contract terminations subsequent to December 31, 2013.

We are currently marketing approximately 6,000 vacant beds at six of our idle facilities to potential customers. The annual carrying cost of idle facilities in 2014 is estimated to be $21.9 million, including depreciation expense of $5.9 million. As of December 31, 2013, these facilities had a net book value of $193.6 million. We currently do not have any firm commitment or agreement in place to activate these facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. Currently, our North Lake Correctional Facility located in Baldwin, Michigan and our Great Plains Correctional Facility located in Hinton, Oklahoma have been idle the longest of our idle facility inventory. Both facilities have been idle since October of 2010. These idle facilities are included in the U.S. Corrections & Detention segment. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if all of these idle facilities were to be activated using our U.S. Corrections & Detention average per diem rate in 2013, (calculated as the U.S. Corrections & Detention revenue divided by the number of U.S. Corrections & Detention mandays) and based on the average occupancy rate in our U.S. Corrections & Detention facilities for 2013, we would expect to receive incremental revenue of approximately $125 million and an increase in earnings per share of approximately $.35 to $.40 per share based on our average U.S. Corrections and Detention operating margin.

Quality of Operations

We operate each facility in accordance with our company-wide policies and procedures and with the standards and guidelines required under the relevant management contract. For many facilities, the standards and guidelines include those established by the American Correctional Association, or ACA. The ACA is an independent organization of corrections professionals, which establishes correctional facility standards and guidelines that are generally acknowledged as a benchmark by governmental agencies responsible for correctional facilities. Many of our contracts in the United States require us to seek and maintain ACA accreditation of the facility. We have sought and received ACA accreditation and re-accreditation for all such facilities. We achieved a median re-accreditation score of 99.7% as of December 31, 2013. Approximately 91.4% of our 2013 U.S. Corrections & Detention revenue was derived from ACA accredited facilities for the year ended December 31, 2013. In January 2012, we also received accreditation at our Blackwater River Correctional Facility and at Hudson Correctional Facility. We have also achieved and maintained accreditation by The Joint Commission (TJC), at three of our correctional facilities and at nine of our youth services locations. We have been successful in achieving and maintaining accreditation under the National Commission on Correctional Health Care, or NCCHC, in a majority of the facilities that we currently operate. The NCCHC accreditation is a voluntary process which we have used to establish comprehensive health care policies and procedures to meet and adhere to the ACA standards. The NCCHC standards, in most cases, exceed ACA Health Care Standards and we have achieved this accreditation at six of our U.S. Corrections & Detention facilities and at two youth services locations. Additionally, B.I. Incorporated (“BI”) has achieved a certification for ISO 9001:2008 for the design, production, installation and servicing of products and services produced by the Electronic Monitoring business units, including electronic home arrest and domestic violence intervention monitoring services and products, installation services, and automated caseload management services.

Business Development Overview

We intend to pursue a diversified growth strategy by winning new clients and contracts, expanding our government services portfolio and pursuing selective acquisition opportunities. Our primary potential customers include: governmental agencies responsible for local, state and federal correctional facilities in the United States; governmental agencies responsible for correctional facilities in Australia, South Africa, the United Kingdom and Canada; federal, state and local government agencies in the United States responsible for community-based services for adult and juvenile offenders; federal, state and local government agencies responsible for monitoring community-based parolees, probationers and pretrial defendants; and other foreign governmental agencies. We achieve organic growth through competitive bidding that begins with the issuance by a government agency of a request for proposal, or RFP. We primarily rely on the RFP process for organic growth in our U.S. and international corrections operations as well as in our community based re-entry services and electronic monitoring services business.

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

For the services provided by BI, state, local and federal experience has been that a period of approximately thirty to ninety days is generally required from the issuance of an RFP or Invitation to Bid, or ITB, to the submission of our response; that between one and three months elapse between the submission of our response and the agency’s award for a contract; and that between one and three months elapse between the award of a contract and the commencement of a program or the implementation of program operations, as applicable.

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

During 2013, we activated five new or expansion projects representing an aggregate of 5,354 additional beds compared to the activation of four new or expansion projects representing an aggregate of 2,082 beds during 2012.

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

Facility Design, Construction and Finance

We offer governmental agencies consultation and management services relating to the design and construction of new correctional and detention facilities and the redesign and renovation of older facilities. Domestically, as of December 31, 2013, we have provided services for the design and construction of approximately 50 facilities and for the redesign, renovation and expansion of approximately 43 facilities. Internationally, as of December 31, 2013, we have provided services for the design and construction of 10 facilities and for the redesign, renovation and expansion of one facility.

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

We may also act as a source of financing or as a facilitator with respect to the financing of the construction of a facility. In these cases, the construction of such facilities may be financed through various methods including the following:

•	funds from equity offerings of our stock;

•	cash on hand and/or cash flows from our operations;

•	borrowings by us from banks or other institutions (which may or may not be subject to government guarantees in the event of contract termination);

•	funds from debt offerings of our notes; or

•	lease arrangements with third parties.

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

The following table sets forth the current expansion and development project at its stage of completion:

Facilities Under Construction	Additional Beds	Capacity Following Expansion/ Construction	Estimated Completion Date	Customer	Financing
Alexandria Transfer Center, Louisiana	400	400	Q4 2014	ICE	GEO

Competitive Strengths

Leading Corrections Provider Uniquely Positioned to Offer a Continuum of Care

We are the second largest provider of privatized correctional and detention facilities worldwide, the largest provider of community-based re-entry services, youth service and electronic monitoring services in the U.S. corrections industry. We believe these leading market positions and our diverse and complementary service offerings enable us to meet the growing demand from our clients for comprehensive services throughout the entire corrections lifecycle. Our continuum of care enables us to provide consistency and continuity in case management, which we believe results in a higher quality of care for offenders, reduces recidivism, lowers overall costs for our clients, improves public safety and facilitates successful reintegration of offenders back into society.

Attractive REIT Profile

Key characteristics of our business make us a highly attractive REIT. We believe that, fundamentally we are in a real estate intensive industry. Since our inception, we have financed and developed dozens of facilities. We have a diversified set of investment grade customers in the form of government agencies which are required to pay us on time by law. We have historically experienced customer retention in excess of 90%. Our strong and predictable occupancy rates generate a stable and sustainable stream of revenue. This stream of revenue combined with our low maintenance capital expenditure requirement translates into steady predictable cash flow. The REIT structure also allows us to pursue growth opportunities due to the capital intensive nature of corrections/detention business.

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

Long-Term Relationships with High-Quality Government Customers

We have developed long-term relationships with our federal, state and other governmental customers, which we believe enhance our ability to win new contracts and retain existing business. We have provided correctional and detention management services to the United States Federal Government for 27 years, the State of California for 26 years, the State of Texas for approximately 26 years, various Australian state government entities for 22 years and the State of Florida for approximately 20 years. These customers accounted for approximately 62.7% of our consolidated revenues for the fiscal year ended December 31, 2013.

Recurring Revenue with Strong Cash Flow

Our revenue base is derived from our long-term customer relationships, with contract renewal rates and facility occupancy rates both approximating 90% over the past five years. We have been able to expand our revenue base by continuing to reinvest our strong operating cash flow into expansionary projects and through strategic acquisitions that provide scale and further enhance our service offerings. Our consolidated revenues have grown from $877.0 million in 2007 to $1.5 billion in 2013. We expect our operating cash flow to be well in excess of our anticipated annual maintenance capital expenditure needs, which would provide us significant flexibility for growth in capital expenditures, future dividend payments in connection with operating as a REIT, acquisitions and/or the repayment of indebtedness.

Sizeable International Business

Our international infrastructure, which leverages our operational excellence in the U.S., allows us to aggressively target foreign opportunities that our U.S. based competitors without overseas operations may have difficulty pursuing. We currently have international operations in Australia, Canada, South Africa and the United Kingdom. Our International services business generated approximately $208 million of revenues, representing approximately 14% of our consolidated revenues, for the year ended December 31, 2013. We believe we are well positioned to continue benefiting from foreign governments’ initiatives to outsource correctional services.

Experienced, Proven Senior Management Team

Our Chief Executive Officer and the Founder, George C. Zoley, Ph.D., has led our Company for 29 years and has established a track record of growth and profitability. Under his leadership, our annual consolidated revenues from continuing operations have grown from $40.0 million in 1991 to $1.5 billion in 2013. Mr. Zoley is one of the pioneers of the industry, having developed and opened what we believe to be one of the first privatized detention facilities in the U.S. in 1986. Our Chief Financial Officer, Brian R. Evans, has been with our company for over thirteen years and has led our conversion to a REIT as well as the integration of our recent acquisitions and financing activities. Our top seven senior executives have an average tenure with our company of over 11 years.

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

Maintain Disciplined Operating Approach

We refrain from pursuing contracts that we do not believe will yield attractive profit margins in relation to the associated operational risks. In addition, although we engage in facility development from time to time without having a corresponding management contract award in place, we endeavor to do so only where we have determined that there is medium to long-term client demand for a facility in that geographical area. We have also elected not to enter certain international markets with a history of economic and political instability. We believe that our strategy of emphasizing lower risk and higher profit opportunities helps us to consistently deliver strong operational performance, lower our costs and increase our overall profitability.

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

Selectively Pursue Acquisition Opportunities

We intend to continue to supplement our organic growth by selectively identifying, acquiring and integrating businesses that fit our strategic objectives and enhance our geographic platform and service offerings. Since 2005, and including the acquisition of BI, we have completed six acquisitions for total consideration, including debt assumed, in excess of $1.7 billion. Our management team utilizes a disciplined approach to analyze and evaluate acquisition opportunities, which we believe has contributed to our success in completing and integrating our acquisitions.

Facilities and Day Reporting Centers

The following table summarizes certain information with respect to: (i) U.S. and international detention and corrections facilities; (ii) community-based services facilities; and (iii) residential and non-residential youth services facilities. The information in the table includes the facilities that we (or a subsidiary or joint venture of GEO) owned, operated under a management contract, had an agreement to provide services, had an award to manage or was in the process of constructing or expanding as of December 31, 2013:

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract(2)	Base Period	Renewal Options	Managed Leased/ Owned

Corrections & Detention — Western Region:

Adelanto Detention Facility, Adelanto, CA	1,300	ICE - IGA	Federal Detention	Minimum/ Medium	May 2011	5 years	None	Owned

Alhambra City Jail, Los Angeles, CA	67	Los Angeles County	City Jail	All Levels	July 2008	3 years	Two, One-year, Plus 1 Year Extension	Managed

Arizona State-Prison Florence West Florence, AZ	750	AZ DOC	State DUI/ RTC Correctional	Minimum	October 2002	10 years	Two, Five-year	Managed

Arizona State-Prison Phoenix West Phoenix, AZ	500	AZ DOC	State DWI Correctional	Minimum	July 2002	10 years	Two, Five-year	Managed

Aurora/ICE Processing Center Aurora, CO	1,532	ICE / USMS	Federal Detention	All Levels	September 2011/ October 2012	2 years / 2 years	Four, Two-year / Four, Two-year	Owned

Baldwin Park City Jail, Baldwin Park, CA	32	Los Angeles County	City Jail	All Levels	July 2003	3 years	Three, Three-year	Managed

Central Arizona Correctional Facility Florence, AZ	1,280	AZ DOC	State Sex Offender Correctional	Minimum/ Medium	December 2006	10 years	Two, Five-year	Managed

Central Valley MCCF McFarland, CA	700	CDCR	State Correctional Facility	Medium	October 2013	Four Years and Eight Months	None	Owned

Desert View MCCF Adelanto, CA	700	CDCR	State Correctional Facility	Medium	October 2013	Four Years and Eight Months	None	Owned

Downey City Jail Los Angeles, CA	30	Los Angeles County	City Jail	All Levels	June 2003	3 years	Three, Three-year	Managed

Fontana City Jail Los Angeles, CA	39	Los Angeles County	City Jail	All Levels	February 2007	5 months	Five, One-year, Plus 2 Year Extension	Managed

Garden Grove City Jail Los Angeles, CA	16	Los Angeles County	City Jail	All Levels	January 2010	30 months	Unlimited	Managed

Golden State MCCF McFarland, CA	700	CDCR	State Correctional	Medium	November 2013	Four Years and Eight Months	None	Owned

Guadalupe County Correctional Facility Santa Rosa, NM(3)	600	NMCD - IGA	Local/State Correctional	Medium	January 1999	Perpetual	Automatic One-year	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract(2)	Base Period	Renewal Options	Managed Leased/ Owned

Hudson Correctional Facility Hudson, CO	1,250	Idle						Leased

Lea County Correctional Facility Hobbs, NM(3)	1,200	NMCD - IGA	Local/State Correctional	Medium	September 1998	Perpetual	Automatic One-year	Owned

Leo Chesney Community Correctional Facility Live Oak, CA	318	Idle						Leased

McFarland Community Correctional Facility McFarland, CA	260	Idle						Owned

Mesa Verde Community Correctional Facility Bakersfield, CA	400	Idle						Owned

Montebello City Jail Los Angeles, CA	25	Los Angeles County	City Jail	All Levels	January 1996	2 years	Unlimited, One-year	Managed

Northeast New Mexico Detention Facility Clayton, NM(3)	625	NMDOC / Clayton County	Local/State Correctional	Medium	August 2008	5 years	Five, one-year	Managed

Northwest Detention Center Tacoma, WA	1,575	ICE	Federal Detention	All Levels	October 2009	1 year	Four, One-year	Owned

Ontario City Jail Los Angeles, CA	40	Los Angeles County	City Jail	Any Level	September 2006	3 years	Unlimited, One-year	Managed

Western Region Detention Facility San Diego, CA	770	USMS	Federal Detention	Maximum	Janaury 2006	5 year	One, Five-year	Leased

Corrections & Detention — Central Region:

Big Spring Correctional Center Big Spring, TX	3,509	BOP	Federal Correctional	Medium	April 2007	4 years	Three, Two-year	Owned

Central Texas Detention Facility San Antonio, TX(3)	688	USMS / ICE / Bexar County	Local & Federal Detention	Minimum/ Medium	April 2009	10 years	None	Managed

Cleveland Correctional Center Cleveland, TX	520	TDCJ	State Correctional	Minimum	Janaury 2009	2.6 years	Two, Two-year	Managed

Great Plains Correctional Facility Hinton, OK	2,048	Idle						Owned

Joe Corley Detention Facility Conroe, TX(4)	1,517	USMS / ICE - IGA	Local Correctional	Medium	July 2008/July 2008	Perpetual	Perpetual	Owned

Karnes Correctional Center Karnes City, TX(4)	679	USMS - IGA	Local & Federal Detention	All Levels	February 1998	Perpetual	None	Owned

Karnes Civil Detention Center Karnes City, TX(4)	600	ICE - IGA	Federal Detention	All Levels	December 2010	5 years	None	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract(2)	Base Period	Renewal Options	Managed Leased/ Owned

Lawton Correctional Facility Lawton, OK	2,526	OK DOC	State Correctional	Medium	October 2013	1 year	Four, Automatic One-year	Owned

Lockhart Work Program Facilities Lockhart, TX	1,000	TDCJ	State Correctional	Minimum/ Medium	January 2009	2.6 years	Two, Two-year	Managed

Reeves County Detention Complex R1/R2 Pecos, TX(3)	2,407	Reeves County / BOP	Federal Correctional	Low	February 2007	10 years	Unlimited, Ten year	Managed

Reeves County Detention Complex R3 Pecos, TX(3)	1,356	Reeves County / BOP	Federal Correctional	Low	January 2007	10 years	Unlimited, Ten year	Managed

Rio Grande Detention Center Laredo, TX	1,900	USMS	Federal Detention	Medium	October 2008	5 years	Three, Five-year	Owned

South Texas Detention Complex Pearsall, TX	1,904	ICE	Federal Detention	All Levels	December 2011	11 months	Four, One-year	Owned

Val Verde Correctional Facility Del Rio, TX(3)	1,407	USMS - IGA	Local & Federal Detention	All Levels	January 2001	Perpetual	None	Owned

Corrections & Detention — Eastern Region:

Allen Correctional Center Kinder, LA	1,538	LA DOC	State Correctional	Medium/ Maximum	July 2010	10 years	None	Managed

Blackwater River Correctional Facility Milton, FL	2,000	FL DMS	State Correctional	Medium/ close	October 2013	3 years	Two, Two-year	Managed

Broward Transition Center Deerfield Beach, FL	700	ICE	Federal Detention	Minimum	April 2009	11 months	Four, One-year, Unlimited 6-month	Owned

D. Ray James Correctional Facility Folkston, GA	2,507	BOP	Federal Detention	All Levels	October 2010	4 years	Three, Two-year	Owned

D. Ray James Detention Facility Folkston, GA	340	USMS / IGA	Federal Detention	All Levels	January 2007	Perpetual	None	Owned

Plainfield Indiana STOP Program Plainfield, IN	1,066	IN DOC	State Correctional	Minimum	March 2011	4 years	One, Unspecified	Managed

LaSalle Detention Facility Jena, LA(3)	1,160	ICE - IGA	Federal Detention	Minimum/ Medium	July 2007	5 years	Forty, One-year	Owned

Lawrenceville Correctional Center Lawrenceville, VA	1,536	VA DOC	State Correctional	Medium	March 2003	5 years	Ten, One-year	Managed

Moshannon Valley Correctional Center Philipsburg, PA	1,820	BOP	Federal Correctional	Medium	April 2006	36 months	Seven, One-year	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract(2)	Base Period	Renewal Options	Managed Leased/ Owned

New Castle Correctional Facility New Castle, IN	3,094	IN DOC	State Correctional	All Levels	January 2006	4 years	Three, two-year, then thru 2020 with two additional 5 year extension	Managed

North Lake Correctional Facility Baldwin, MI	1,740	Idle						Owned

Queens Private Detention Facility Jamaica, NY	222	USMS	Federal Detention	Minimum/ Medium	January 2008	2 years	Four, Two-year	Owned

Riverbend Correctional Facility Milledgeville, GA	1,500	GA DOC	State Correctional	Medium	July 2010	Partial 1 year	Forty, One-year	Owned

Rivers Correctional Institution Winton, NC	1,450	BOP	Federal Correctional	Low	April 2011	4 years	Three, Two-year	Owned

Robert A. Deyton Detention Facility Lovejoy, GA	768	USMS	Federal Detention	Medium	February 2008	5 years	Three, Five year	Leased

South Bay Correctional Facility South Bay, FL	1,898	FL DMS	State Correctional	Medium/ Close	July 2009	3 years	Unlimited, Two-year	Managed

Corrections & Detention — Australia:

Arthur Gorrie Correctional Centre Queensland, Australia	890	QLD DCS	State Remand Prison	High/ Maximum	January 2008	5 years	One, Five-year	Managed

Fulham Correctional Centre & Nalu Challenge Community Victoria, Australia	785	VIC DOJ	State Prison	Minimum/ Medium	October 1995	22 years	None	Managed

Junee Correctional Centre New South Wales, Australia	790	NSW	State Prison	Minimum/ Medium	April 2009	5 years	Two, Five-year	Managed

Parklea Correctional Centre Sydney, Australia	823	NSW	State Remand Prison	All Levels	October 2009	5 years	One, Two-year	Managed

Corrections & Detention — United Kingdom:

Dungavel House Immigration Removal Centre, South Lanarkshire, UK	249	UKBA	Detention Centre	Minimum	September 2011	5 years	None	Managed

Harmondsworth Immigration Removal Centre London, UK	620	UKBA	Detention Centre	Minimum	June 2011	3 years	None	Managed

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract(2)	Base Period	Renewal Options	Managed Leased/ Owned

Corrections & Detention — South Africa:

Kutama-Sinthumule Correctional Centre Limpopo Province, Republic of South Africa	3,024	RSA DCS	National Prison	Maximum	February 2002	25 years	None	Managed

Corrections & Detention — Canada:

New Brunswick Youth Centre Mirimachi, Canada(4)	N/A	PNB	Provincial Juvenile Facility	All Levels	October 1997	25 years	One, Ten-year	Managed

Corrections & Detention — Leased:

Delaney Hall Newark, NJ	1,200	Community Education Centers	Community Corrections	Community	None	—	—	Owned

GEO Community Services — Community Based Services:

Beaumont Transitional Treatment Center Beaumont, TX	180	TDCJ	Community Corrections	Community	September 2003	2 years	Five, Two-year and One six-month	Owned

Bronx Community Re-entry Center Bronx, NY	110	BOP	Community Corrections	Community	April 2013	2 month and 21 days	Four, Two-month	Leased

Cordova Center Anchorage, AK	262	ABOP / AK DOC	Community Corrections	Community	January 2013	2 years / 4 months	Four, one-year/ Four, one-year, One five-month	Owned

El Monte Center El Monte, CA	70	BOP	Community Corrections	Community	July 2013	1 year	Four, one year	Leased

Grossman Center Leavenworth, KS	150	BOP	Community Corrections	Community	November 2012	2 years	Three, one-year	Leased

Las Vegas Community Correctional Center Las Vegas, NV	124	BOP	Community Corrections	Community	October 2010	2 years	Three, one-year	Owned

Leidel Comprehensive Sanction Center Houston, TX	190	BOP	Community Corrections	Community	January 2011	2 years	Three, one-year	Owned

Marvin Gardens Center Los Angeles, CA	60	BOP	Community Corrections	Community	March 2012	2 years	Three, one-year	Leased

McCabe Center Austin, TX	113	Multiple Counties	Community Corrections	Community	September 2012	1 year	Three, one-year	Owned

Mid Valley House Edinburg, TX	100	BOP	Community Corrections	Community	December 2008	2 years	Three, one-year and one, six-month	Leased

Midtown Center Anchorage, AK	32	AK DOC	Community Corrections	Community	March 13	4 months	Four, one-year, One Five-month	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract(2)	Base Period	Renewal Options	Managed Leased/ Owned
Northstar Center Fairbanks, AK	143	AK DOC	Community Corrections	Community	February 2011	5 months	Four, one-year, One Five-month	Leased

Oakland Center Oakland, CA	69	BOP	Community Corrections	Community	November 2008	3 years	Seven, one-year	Owned

Parkview Center Anchorage, AK	112	AK DOC	Community Corrections	Community	March 2013	4 months	Four, one-year, One Five-month	Owned

Reality House Brownsville, TX	94	BOP	Community Corrections	Community	September 2011	2 year	Three, one-year	Owned

Salt Lake City Center Salt Lake City, UT	115	BOP	Community Corrections	Community	June 2011	2 years	Three one-year	Leased

Seaside Center Nome, AK	50	AK DOC	Community Corrections	Community	December 2007	7 month	Four, one-year and One, 5-month	Leased

Southeast Texas Transitional Center Houston, TX	500	TDCJ	Community Corrections	Community	September 2003	2 years	Five, two-year	Owned

Taylor Street Center San Francisco, CA	210	BOP / CDCR	Community Corrections	Community	April 2006/January 2012	2 years, 8 month / 3 years	Seven, one-year	Owned

Tundra Center Bethel, AK	85	AK DOC	Community Corrections	Community	February 2012	5 months	Four, one-year and One, 5-month	Owned

GEO Community Services — Youth Services:

Residential Facilities

Abraxas Academy Morgantown, PA	214	Various	Youth Residential	Secure	June 2005	N/A	N/A	Owned

Abraxas I Marienville, PA	250	Various	Youth Residential	Staff Secure	May 2005	N/A	N/A	Owned

Abraxas Ohio Shelby, OH	100	Various	Youth Residential	Staff Secure	June 2005	N/A	N/A	Owned

Abraxas Youth Center South Mountain, PA	72	PA Dept of Public Welfare	Youth Residential	Secure/ Staff Secure	June 2005	N/A	N/A	Leased

Contact Interventions Wauconda, IL	32	Idle						Owned

DuPage Interventions Hinsdale, IL	36	IL DASA, Medicaid, Private	Youth Residential	Staff Secure	June 2005	N/A	N/A	Owned

Erie Residential Programs Erie, PA	53	Idle						Owned

Hector Garza Center San Antonio, TX	133	TYC	Youth Residential	Staff Secure	June 2005	N/A	N/A	Owned

Leadership Development Program South Mountain, PA	128	Various	Youth Residential	Staff Secure	June 2005	N/A	N/A	Leased

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract(2)	Base Period	Renewal Options	Managed Leased/ Owned
Southern Peaks Regional Treatment Center Canon City, CO	136	Various	Youth Residential	Staff Secure	June 2005	N/A	N/A	Owned

Southwood Interventions Chicago, IL	128	IL DASA, City of Chicago, Medicaid	Youth Residential	Staff Secure	June 2005	N/A	N/A	Owned

Woodridge Interventions Woodridge, IL	90	IL DASA, Medicaid	Youth Residential	Staff Secure	June 2005	N/A	N/A	Owned

GEO Community Services — Youth Services:

Non-residential Facilities:

Abraxas Counseling Center Columbus, OH	120	Various	Youth Non- residential	Open	2008	N/A	N/A	Lease

Cincinnati Counseling Center Cincinnati, OH	55	City of Cincinnati	Youth Non- residential	Open	2012	N/A	N/A	Lease

Harrisburg Community-Based Programs Harrisburg, PA	145	Dauphin or Cumberland Counties	Youth Non- residential	Open	1995	N/A	N/A	Lease

Lehigh Valley Community-Based Programs Lehigh Valley, PA	30	Lehigh and Northampton Counties	Youth Non- residential	Open	1987	N/A	N/A	Lease

Philadelphia Community-Based Programs Philadelphia, PA	71	Philadelphia DHS, C&Y Division	Youth Non- residential	Open	1987	N/A	N/A	Lease

WorkBridge Pittsburgh, PA	725	Allegheny County	Youth Non- residential	Open	1987	N/A	N/A	Lease

The following table summarizes certain information with respect to our re-entry Day Reporting Centers, which we refer to as DRCs. The information in the table includes the DRCs that we (or a subsidiary or joint venture of GEO) operated under a management contract or had an agreement to provide services as of December 31, 2013:

DRC Location	Number of reporting centers	Type of Customers	Commencement of current contract(s)	Base period	Renewal options	Manage only/ lease
Colorado(5)	15	State, County	Various, 2004 – 2012	Various, 1 year to 18 months	One to Four, One year	Lease

California	17	State, County	Various, 2007 – 2012	Various, 1 to 5 years	Varies	Lease

North Carolina	6	State	2012	2 years	One, Two year	Lease

New Jersey	4	State, County	2008	3 years	Two, One year	Lease

Pennsylvania	4	County	Various, 2006 – 2010	Various, 1 to 3 years	Indefinite, One year	Lease

Illinois	1	State, County	2003	5 years	One, Five year	Lease or Manage only

Kansas	2	County	2011	4 years	Four, One year	Lease

Louisiana	1	State	2010	1 year	Two, One year	Lease

Kentucky	1	County	2010	2 years	Three, One year	Lease

Georgia	1	County	2012	1 year	One, One year	Lease

New York	1	County	2010	6 months	Four, One year	Lease

Customer Legend:

Abbreviation	Customer
AZ DOC	Arizona Department of Corrections
AK DOC	Alaska Department of Corrections
BOP	Federal Bureau of Prisons
CDCR	California Department of Corrections & Rehabilitation
CO DOC	Colorado Department of Corrections
FL DMS	Florida Department of Management Services
GDOC	Georgia Department of Corrections
ICE	U.S. Immigration & Customs Enforcement
IDOC	Indiana Department of Correction
IGA	Intergovernmental Agreement
IL DASA	Illinois Department of Alcoholism and Substance Abuse
LA DOC	Louisiana Department of Corrections
LEDD	LaSalle Economic Development District
NMCD	New Mexico Corrections Department
NSW	Commissioner of Corrective Services for New South Wales
OK DOC	Oklahoma Department of Corrections
OFDT	Office of Federal Detention Trustee
PNB	Province of New Brunswick

Abbreviation	Customer
QLD DCS	Department of Corrective Services of the State of Queensland
RSA DCS	Republic of South Africa Department of Correctional Services
TDCJ	Texas Department of Criminal Justice
TDFPS	Texas Department of Family and Protective Services
TYC	Texas Youth Commission
UKBA	United Kingdom Border Agency
USMS	United States Marshals Service
USPO	United States Probation Office
VA DOC	Virginia Department of Corrections
VIC DOJ	Department of Justice of the State of Victoria
YCCYS	York County Human Services Division, Children and Youth Services

(1)	Capacity as used in the table refers to operational capacity consisting of total beds for all facilities except for the six Non-residential service centers under Youth Services for which we have provided service capacity which represents the number of juveniles that can be serviced daily.
(2)	For Youth Services Non-Residential Service Centers, the contract commencement date represents either the program start date or the date that the facility operations were acquired by Cornell. The service agreements under these arrangements, with the exception of Schaffner Youth Center, provide for services on an as-contracted basis and there are no guaranteed minimum populations or management contracts with specified renewal dates. These arrangements are more perpetual in nature.
(3)	GEO provides services at these facilities through various Inter-Governmental Agreements, or IGAs, through the various counties and other jurisdictions.
(4)	The contract for this facility only requires GEO to provide maintenance services.
(5)	The Colorado Day Reporting Centers provide many of the same services as the full service Day Reporting Centers, but rather than providing these services through comprehensive treatment plans dictated by the governing authority, these services are provided on a fee for service basis. Such services may be connected to government agency contracts and would be reimbursed by those agencies. Other services are offered directly to offenders allowing them to meet court-ordered requirements and paid by the offender as the service is provided.

Government Contracts — Terminations, Renewals and Competitive Re-bids

Generally, we may lose our facility management contracts due to one of three reasons: the termination by a government customer with or without cause at any time; the failure by a customer to renew a contract with us upon the expiration of the then current term; or our failure to win the right to continue to operate under a contract that has been competitively re-bid in a procurement process upon its termination or expiration. Our facility management contracts typically allow a contracting governmental agency to terminate a contract with or without cause at any time by giving us written notice ranging from 30 to 180 days. If government agencies were to use these provisions to terminate, or renegotiate the terms of their agreements with us, our financial condition and results of operations could be materially adversely affected. See “Risk Factors — “We are subject to the loss of our facility management contracts, due to terminations, non-renewals or competitive re-bids, which could adversely affect our results of operations and liquidity, including our ability to secure new facility management contracts from other government customers”.

Aside from our customers’ unilateral right to terminate our facility management contracts with them at any time for any reason, there are two points during the typical lifecycle of a contract which may result in the loss by us of a facility management contract with our customers. We refer to these points as contract “renewals” and contract “re-bids.” Many of our facility management contracts with our government customers have an initial fixed term and subsequent renewal rights for one or more additional periods at the unilateral option of the customer. Because most of our contracts for youth services do not guarantee placement or revenue, we have not considered these contracts to ever be in the renewal or re-bid stage since they are more perpetual in nature. As such, the contracts for youth services are not considered as renewals or re-bids nor are they included in the table below. We count each government customer’s right to renew a particular facility management contract for an additional period as a separate “renewal.” For example, a five-year initial fixed term contract with customer options to renew for five separate additional one-year periods would, if fully exercised, be counted as five separate renewals, with one renewal coming in each of the five years following the initial term. As of December 31, 2013, 46 of our facility management contracts representing approximately 26,700 beds are scheduled to expire on or before December 31, 2014, unless renewed by the customer at its sole option in certain cases, or unless renewed by mutual agreement in other cases. These contracts represented 39.4% of our consolidated revenues for the fiscal year ended December 31, 2013. We undertake substantial efforts to renew our facility management contracts. Our average historical facility management contract renewal approximates 90%. However, given their unilateral nature, we cannot assure you that our customers will in fact exercise their renewal options under existing contracts. In addition, in connection with contract renewals, either we or the contracting government agency have typically requested changes or adjustments to contractual terms. As a result, contract renewals may be made on terms that are more or less favorable to us than those in existence prior to the renewals.

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

As of December 31, 2013, nine of our facility management contracts representing 10.5% and $160.5 million of our fiscal year 2013 consolidated revenues are subject to competitive re-bid in 2014. The following table sets forth the number of facility management contracts that we currently believe will be subject to competitive re-bid in each of the next five years and thereafter, and the total number of beds relating to those potential competitive re-bid situations during each period:

Year	Re-bid	Total Number of Beds up for Re-bid
2014	9	6,426
2015	21	5,569
2016	14	7,864
2017	13	11,120
2018	7	6,677
Thereafter	21	20,277

Total	85	57,933

In addition to the facility management contracts subject to competitive re-bid in the table above, certain of our other management contracts are also subject to competitive re-bid including our contract to provide services to ICE under the Intensive Supervision Appearance Program (“ISAP”) which is subject to competitive re-bid in 2014. We generated revenues under this contract during the fiscal year ended December 31, 2013 of $41.9 million, or 2.8%, of our consolidated revenues.

Competition

We compete primarily on the basis of the quality and range of services we offer; our experience domestically and internationally in the design, construction, and management of privatized correctional and detention facilities; our reputation; and our pricing. We compete directly with the public sector, where governmental agencies responsible for the operation of correctional, detention, youth services, community based services and re-entry facilities are often seeking to retain projects that might otherwise be privatized. In the private sector, our U.S. Corrections & Detention and International Services business segments compete with a number of companies, including, but not limited to: Corrections Corporation of America; Management and Training Corporation; Louisiana Corrections Services, Inc.; Emerald Companies; Community Education Centers; LaSalle Southwest Corrections; Group 4 Securicor; Sodexo Justice Services (formerly Kaylx); and Serco. Our GEO Community Service business segment competes with a number of different small-to-medium sized companies, reflecting the highly fragmented nature of the youth services and community based services industry. BI’s electronic monitoring business competes with a number of companies, including, but not limited to: G4 Justice Services, LLC; Elmo-Tech, a 3M Company; and Pro-Tech, a 3M Company. Some of our competitors are larger and have more resources than we do. We also compete in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance.

Employees and Employee Training

At December 31, 2013, we had 16,292 full-time employees. Of our full-time employees, 462 were employed at our headquarters and regional offices and 15,830 were employed at facilities and international offices. We employ personnel in positions of management, administrative and clerical, security, educational services, human services, health services and general maintenance at our various locations. Approximately 2,580 and 1,694 employees are covered by collective bargaining agreements in the United States and at international offices, respectively. We believe that our relations with our employees are satisfactory.

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

With respect to BI and the ISAP services contract, new employees are required to complete training requirements as outlined in the contract within 14 days of hire and prior to being assigned autonomous ISAP related duties. These employees receive 25 hours of refresher training annually thereafter. Program managers for our ISAP contract must receive 24 hours of additional initial training. BI’s monitoring services maintains its own comprehensive certification and training program for all monitoring service specialists. We require all new personnel hired for a position in monitoring operations to complete a seven-week training program. Successful completion of our training program and a final certification is required of all of our personnel performing monitoring operations. We require that certification is achieved prior to being permitted to work independently in the call center.

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

With respect to our operations in South Africa, the United Kingdom and Australia, we utilize a combination of locally-procured insurance and global policies to meet contractual insurance requirements and to protect us. In addition to these policies, our Australian subsidiary carries tail insurance on a general liability policy related to a discontinued contract.

Of the reserves discussed above, our most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves are undiscounted and were $47.6 million and $45.1 million as of December 31, 2013 and 2012, respectively and are included in accrued expenses in the accompanying balance sheets. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially adversely impacted.

International Operations

Our international operations for fiscal years 2013, 2012 and 2011 consisted of the operations of our wholly-owned Australian subsidiaries, our wholly owned subsidiary in the United Kingdom, and South African Custodial Management Pty. Limited, our consolidated joint venture in South Africa, which we refer to as SACM. In Australia, our wholly-owned subsidiary, GEO Australia, currently manages four facilities. We operate one facility in South Africa through SACM. During fourth quarter 2004, we opened an office in the United Kingdom to pursue new business opportunities throughout Europe. Since June 29, 2009, GEO UK has managed the 620-bed Harmondsworth Immigration Removal Centre in London, England. In September 2011, we activated the 217-bed Dungavel House Immigration Removal Centre located near Glasgow, Scotland. See Item 7 for more discussion related to the results of our international operations. Financial information about our operations in different geographic regions appears in “Item 8. Financial Statements and Supplementary Data — Note 16 Business Segments and Geographic Information.”

Business Concentration

Except for the major customers noted in the following table, no other single customer made up greater than 10% of our consolidated revenues, excluding discontinued operations, for these years.

Customer	2013	2012	2011
Various agencies of the U.S Federal Government:	45%	47%	40%

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

Risks Related to REIT Status

If we fail to remain qualified as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our shareholders.

We began operating as a REIT on January 1, 2013. We received an opinion of our special REIT tax counsel, Skadden, Arps, Slate, Meagher & Flom LLP (“Special Tax Counsel”), with respect to our qualification as a REIT. Investors should be aware, however, that opinions of counsel are not binding on the Internal Revenue Service (the “IRS”) or any court. The opinion of Special Tax Counsel represents only the view of Special Tax Counsel based on its review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. The opinion is expressed as of the date issued. Special Tax Counsel will have no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Special Tax Counsel and our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis, the results of which will not be monitored by Special Tax Councel. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals.

We have received a favorable private letter ruling from the IRS with respect to certain issues relevant to our qualification as a REIT. Although we may generally rely upon the ruling, no assurance can be given that the IRS will not challenge our qualification as a REIT on the basis of other issues or facts outside the scope of the ruling.

If we fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our shareholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Internal Revenue Service Code of 1986, as amended (the “Code”) provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT. If we fail to qualify for taxation as a REIT, we may need to borrow additional funds or liquidate some investments to pay any additional tax liability. Accordingly, funds available for investment and making payments on our indebtedness would be reduced.

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

To qualify as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investments. These actions could have the effect of reducing our income, amounts available for distribution to our shareholders and amounts available for making payments on our indebtedness.

In addition to the asset tests set forth above, to qualify as a REIT we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our shareholders and the ownership of our stock. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments and make payments on our indebtedness.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum U.S. federal income tax rate applicable to income from “qualified dividends” payable to U.S. shareholders that are individuals, trusts and estates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, in order for us to qualify as a REIT (assuming that certain other requirements are also satisfied) so that U.S. federal corporate income tax does not apply to earnings that we distribute. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, including any net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to make distributions to our shareholders to comply with the REIT requirements of the Code.

From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity or adversely impact our ability to raise short and long-term debt. Furthermore, the REIT distribution requirements may increase the financing need to fund capital expenditures, further growth and expansion initiatives. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

Our cash distributions are not guaranteed and may fluctuate.

A REIT generally is required to distribute at least 90% of its REIT taxable income to its shareholders. Our board of directors, in its sole discretion, will determine on a quarterly basis the amount of cash to be distributed to our shareholders based on a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments and plans for future acquisitions and divestitures. Consequently, our distribution levels may fluctuate.

Certain of our business activities may be subject to corporate level income tax and foreign taxes, which would reduce our cash flows, and would have potential deferred and contingent tax liabilities.

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

In order to satisfy the requirements for REIT qualification, no more than 50% in value of all classes or series of our outstanding shares of stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year beginning with our 2014 taxable year. Although the required steps for the REIT conversion have been implemented, GEO also intends to merge GEO into a newly formed entity, to facilitate GEO’s compliance with REIT rules by implementing ownership limitations that generally restrict shareholders from owning more than 9.8% of our outstanding shares. Under applicable constructive ownership rules, any shares of stock owned by certain affiliated owners generally would be added together for purposes of the common stock ownership limits, and any shares of a given class or series of preferred stock owned by certain affiliated owners generally would be added together for purposes of the ownership limit on such class or series.

If our shareholders do not approve the merger agreement, we may not be able to satisfy the REIT stock ownership limitations on a continuing basis, which could cause us to fail to qualify as a REIT.

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

To qualify for taxation as a REIT, we were required to distribute to our shareholders all of our pre-REIT accumulated earnings and profits, if any, as measured for federal income tax purposes, prior to the end of our first taxable year as a REIT, which was the taxable period ended December 31, 2013. We declared and paid a special dividend during the fourth quarter of 2012 for the purposes of distributing to our shareholders our pre-REIT accumulated earnings and profits. The calculation of the amount to be distributed in a special E&P distribution was a complex factual and legal determination. We currently believe our special E&P distribution paid during the fourth quarter of 2012, together with distributions paid in 2013, satisfied the requirements relating to the distribution of our pre-REIT accumulated earnings and profits. No assurance can be given, however, that the IRS will agree with our calculation. If the IRS finds additional amounts of pre-REIT E&P, there are procedures generally available to cure any failure to distribute all of our pre-REIT E&P.

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

We have limited experience operating as a REIT, which may adversely affect our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy debt service obligations.

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

We have a significant amount of indebtedness. Our total consolidated indebtedness as of December 31, 2013 was approximately $1.5 billion, excluding non-recourse debt of $84.1 million and capital lease obligations of $11.9 million. As of December 31, 2013, we had $61.0 million outstanding in letters of credit and $340.0 million in borrowings outstanding under the Revolver. Also as of December 31, 2013, we had the ability to borrow $299.0 million under the Revolver, after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under the Senior Credit Facility with respect to the incurrence of additional indebtedness.

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

If we are unable to meet our debt service obligations, we may need to reduce capital expenditures, restructure or refinance our indebtedness, obtain additional equity financing or sell assets. We may be unable to restructure or refinance our indebtedness, obtain additional equity financing or sell assets on satisfactory terms or at all. In addition, our ability to incur additional indebtedness will be restricted by the terms of our Senior Credit Facility, the indenture governing the 6.625% Senior Notes, the indenture governing the 5.125% Senior Notes, and the indenture governing the 5 7/8% Senior Notes.

We are incurring significant indebtedness in connection with substantial ongoing capital expenditures. Capital expenditures for existing and future projects may materially strain our liquidity.

As of December 31, 2013, we were developing a number of projects that we estimate will cost approximately $68.9 million, of which $19.8 million was spent through December 31, 2013. We estimate our remaining capital requirements to be approximately $49.1 million, which we anticipate will be spent in fiscal years 2014 and 2015. Capital expenditures related to facility maintenance costs are expected to be $23.0 million for fiscal year 2014. We intend to finance these and future projects using our own funds, including cash on hand, cash flow from operations and borrowings under the Revolver. In addition to these current estimated capital requirements for 2014 and 2015, we are currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2014 and/or 2015 could materially increase. As of December 31, 2013, we had the ability to borrow $299.0 million under the Revolver after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under the Senior Credit Facility. In addition, we have the ability to increase the Senior Credit Facility by an additional $350 million subject to lender demand, prevailing market conditions and satisfying the relevant borrowing conditions thereunder. While we believe we currently have adequate borrowing capacity under our Senior Credit Facility to fund our operations and all of our committed capital expenditure projects, we may need additional borrowings or financing from other sources in order to complete potential capital expenditures related to new projects in the future. We cannot assure you that such borrowings or financing will be made available to us on satisfactory terms, or at all. In addition, the large capital commitments that these projects will require over the next 12-18 month period may materially strain our liquidity and our borrowing capacity for other purposes. Capital constraints caused by these projects may also cause us to have to entirely refinance our existing indebtedness or incur more indebtedness. Such financing may have terms less favorable than those we currently have in place, or not be available to us at all. In addition, the concurrent development of these and other large capital projects exposes us to material risks. For example, we may not complete some or all of the projects on time or on budget, which could cause us to absorb any losses associated with any delays.

Despite current indebtedness levels, we may still incur more indebtedness, which could further exacerbate the risks described above.

The terms of the indentures governing the 6.625% Senior Notes, the 5.125% Senior Notes and the 5 7/8% Senior Notes, and our Senior Credit Facility restrict our ability to incur but do not prohibit us from incurring significant additional indebtedness in the future. As of December 31, 2013, we had the ability to borrow an additional $299.0 million under the revolver portion of our Senior Credit Facility after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under the Senior Credit Facility. We also would have the ability to increase the Senior Credit Facility by an additional $350 million subject to lender demand, prevailing market conditions and satisfying relevant borrowing conditions. Also, we may refinance all or a portion of our indebtedness, including borrowings under our Senior Credit Facility, the 6.625% Senior Notes, the 5.125% Senior Notes, and the 5 7/8% Senior Notes. The terms of such refinancing may be less restrictive and permit us to incur more indebtedness than we can now. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face related to our significant level of indebtedness could intensify.

The covenants in the indentures governing the 6.625% Senior Notes, the 5.125% Senior Notes, and the

5 7/8% Senior Notes and our Senior Credit Facility impose significant operating and financial restrictions which may adversely affect our ability to operate our business.

The indentures governing the 6.625% Senior Notes, the 5.125% Senior Notes, and the 5 7/8% Senior Notes and our Senior Credit Facility impose significant operating and financial restrictions on us and certain of our subsidiaries, which we refer to as restricted subsidiaries. These restrictions limit our ability to, among other things:

•	incur additional indebtedness;

•	pay dividends and or distributions on our capital stock, repurchase, redeem or retire our capital stock, prepay subordinated indebtedness, make investments;

•	issue preferred stock of subsidiaries;

•	guarantee other indebtedness;

•	create liens on our assets;

•	transfer and sell assets;

•	make capital expenditures above certain limits;

•	create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us;

•	enter into sale/leaseback transactions;

•	enter into transactions with affiliates; and

•	merge or consolidate with another company or sell all or substantially all of our assets.

These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities. In addition, our Senior Credit Facility requires us to maintain specified financial ratios and satisfy certain financial covenants, including maintaining a maximum senior secured leverage ratio and total leverage ratio, and a minimum interest coverage ratio. Some of these financial ratios will become more restrictive over the life of the Senior Credit Facility. We may be required to take action to reduce our indebtedness or to act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants. We could also incur additional indebtedness having even more restrictive covenants. Our failure to comply with any of the covenants under our Senior Credit Facility, the indentures governing the 6.625% Senior Notes, the 5.125% Senior Notes, and the 5 7/8% Senior Notes, or any other indebtedness could prevent us from being able to draw on the Revolver, cause an event of default under such documents and result in an acceleration of all of our outstanding indebtedness. If all of our outstanding indebtedness were to be accelerated, we likely would not be able to simultaneously satisfy all of our obligations under such indebtedness, which would materially adversely affect our financial condition and results of operations.

Servicing our indebtedness will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control and we may not be able to generate the cash required to service our indebtedness.

Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not be able to generate sufficient cash flow from operations or future borrowings may not be available to us under our Senior Credit Facility or otherwise in an amount sufficient to enable us to pay our indebtedness or debt securities, including the 6.625% Senior Notes, the 5.125% Senior Notes, and the 5 7/8% Senior Notes, or to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. However, we may not be able to complete such refinancing on commercially reasonable terms or at all.

Because portions of our senior indebtedness have floating interest rates, a general increase in interest rates will adversely affect cash flows.

Borrowings under our Senior Credit Facility bear interest at a variable rate. As a result, to the extent our exposure to increases in interest rates is not eliminated through interest rate protection agreements, such increases will result in higher debt service costs which will adversely affect our cash flows. We currently do not have interest rate protection agreements in place to protect against interest rate fluctuations on borrowings under our Senior Credit Facility. As of December 31, 2013 we had $298.5 million of indebtedness outstanding under our Senior Credit Facility, and a one percent increase in the interest rate applicable to the Senior Credit Facility would increase our annual interest expense by $3.0 million.

We depend on distributions from our subsidiaries to make payments on our indebtedness. These distributions may not be made.

A substantial portion of our business is conducted by our subsidiaries. Therefore, our ability to meet our payment obligations on our indebtedness is substantially dependent on the earnings of certain of our subsidiaries and the payment of funds to us by our subsidiaries as dividends, loans, advances or other payments. Our subsidiaries are separate and distinct legal entities and, unless they expressly guarantee any indebtedness of ours, they are not obligated to make funds available for payment of our indebtedness in the form of loans, distributions or otherwise. Our subsidiaries’ ability to make any such loans, distributions or other payments to us will depend on their earnings, business results, the terms of their existing and any future indebtedness, tax considerations and legal or contractual restrictions to which they may be subject. If our subsidiaries do not make such payments to us, our ability to repay our indebtedness may be materially adversely affected. For the year ended December 31, 2013, our subsidiaries accounted for 72.2% of our consolidated revenues, and as of December 31, 2013, our subsidiaries accounted for 92.5% of our total assets.

We may not be able to satisfy our repurchase obligations in the event of a change of control because the terms of our indebtedness or lack of funds may prevent us from doing so.

Upon a change of control as specified in the indentures governing the terms of our senior notes, each holder of the 6.625% Senior Notes, the 5.125% Senior Notes and the 5 7/8% Senior Notes will have the right to require us to repurchase their notes at 101% of their principal amount, plus accrued and unpaid interest, and, liquidated damages, if any, to the date of repurchase. The terms of the Senior Credit Facility limit our ability to repurchase the notes in the event of a change of control. Any future agreement governing any of our indebtedness may contain similar restrictions and provisions. Accordingly, it is possible that restrictions in the Senior Credit Facility or other indebtedness that may be incurred in the future will not allow the required repurchase of the 6.625% Senior Notes, the 5.125% Senior Notes and the 5 7/8% Senior Notes upon a change of control. Even if such repurchase is permitted by the terms of our then existing indebtedness, we may not have sufficient funds available to satisfy our repurchase obligations. Our failure to purchase any of the senior notes would be a default under the indenture governing such notes, which in turn would trigger a default under the Senior Credit Facility and the indentures governing the other senior notes.

Risks Related to Our Business and Industry

From time to time, we may not have a management contract with a client to operate existing beds at a facility or new beds at a facility that we are expanding and we cannot assure you that such a contract will be obtained. Failure to obtain a management contract for these beds will subject us to carrying costs with no corresponding management revenue.

From time to time, we may not have a management contract with a client to operate existing beds or new beds at facilities that we are currently in the process of renovating and expanding. While we will always strive to work diligently with a number of different customers for the use of these beds, we cannot assure you that a contract for the beds will be secured on a timely basis, or at all. While a facility or new beds at a facility are vacant, we incur carrying costs. We are currently marketing approximately 6,000 vacant beds at seven of our idle facilities to potential customers. The annual carrying cost of idle facilities in 2014 is estimated to be $21.9 million, including depreciation expense of $5.9 million, if the facilities remain vacant for the remainder of 2014. As of December 31, 2013, these facilities had a net book value of $193.6 million. Failure to secure a management contract for a facility or expansion project could have a material adverse impact on our financial condition, results of operations and/or cash flows. We review our facilities for impairment whenever events or changes in circumstances indicate the net book value of the facility may not be recoverable. Impairment charges taken on our facilities could require material non-cash charges to our results of operations. In addition, in order to secure a management contract for these beds, we may need to incur significant capital expenditures to renovate or further expand the facility to meet potential clients’ needs.

Negative conditions in the capital markets could prevent us from obtaining financing, which could materially harm our business.

Our ability to obtain additional financing is highly dependent on the conditions of the capital markets, among other things. The capital and credit markets have experienced significant volatility and disruption since 2008. During this time period, the economic impacts observed have included a downturn in the equity and debt markets, the tightening of the credit markets, the general economic slowdown and other macroeconomic conditions, volatility in currency exchange rates and concerns over sovereign debt levels abroad and in the U.S. and concerns over the failure to adequately address the federal deficit and the debt ceiling. If those macroeconomic conditions continue or worsen in the future, we could be prevented from raising additional capital or obtaining additional financing on satisfactory terms, or at all. If we need, but cannot obtain, adequate capital as a result of negative conditions in the capital markets or otherwise, our business, results of operations and financial condition could be materially adversely affected. Additionally, such inability to obtain capital could prevent us from pursuing attractive business development opportunities, including new facility constructions or expansions of existing facilities, and business or asset acquisitions.

We are subject to the loss of our facility management contracts, due to terminations, non-renewals or competitive re-bids, which could adversely affect our results of operations and liquidity, including our ability to secure new facility management contracts from other government customers.

We are exposed to the risk that we may lose our facility management contracts primarily due to one of three reasons: (i) the termination by a government customer with or without cause at any time; (ii) the failure by a customer to exercise its unilateral option to renew a contract with us upon the expiration of the then current term; or (iii) our failure to win the right to continue to operate under a contract that has been competitively re-bid in a procurement process upon its termination or expiration. Our facility management contracts typically allow a contracting governmental agency to terminate a contract with or without cause at any time by giving us written notice ranging from 30 to 180 days. If government agencies were to use these provisions to terminate, or renegotiate the terms of their agreements with us, our financial condition and results of operations could be materially adversely affected.

Aside from our customers’ unilateral right to terminate our facility management contracts with them at any time for any reason, there are two points during the typical lifecycle of a contract which may result in the loss by us of a facility management contract with our customers. We refer to these points as contract “renewals” and contract “re-bids.” Many of our facility management contracts with our government customers have an initial fixed term and subsequent renewal rights for one or more additional periods at the unilateral option of the customer. Because most of our contracts for youth services do not guarantee placement or revenue, we have not considered these contracts to ever be in the renewal or re-bid stage since they are more perpetual in nature. We count each government customer’s right to renew a particular facility management contract for an additional period as a separate “renewal.” For example, a five-year initial fixed term contract with customer options to renew for five separate additional one-year periods would, if fully exercised, be counted as five separate renewals, with one renewal coming in each of the five years following the initial term. As of December 31, 2013, 46 of our facility management contracts representing approximately 26,700 beds are scheduled to expire on or before December 31, 2014, unless renewed by the customer at its sole option in certain cases, or unless renewed by mutual agreement in other cases. These contracts represented 39.4% of our consolidated revenues for the fiscal year ended December 31, 2013. We undertake substantial efforts to renew our facility management contracts. Our average historical facility management contract renewal rate approximates 90%. However, given their unilateral nature, we cannot assure you that our customers will in fact exercise their renewal options under existing contracts. In addition, in connection with contract renewals, either we or the contracting government agency have typically requested changes or adjustments to contractual terms. As a result, contract renewals may be made on terms that are more or less favorable to us than those in existence prior to the renewals.

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

As of December 31, 2013, nine of our facility management contracts representing $160.5 million (or 10.5%) of our consolidated revenues for the year ended December 31, 2013 are subject to competitive re-bid in 2014. While we are pleased with our historical win rate on competitive re-bids and are committed to continuing to bid competitively on appropriate future competitive re-bid opportunities, we cannot in fact assure you that we will prevail in future re-bid situations. Also, we cannot assure you that any competitive re-bids we win will be on terms more favorable to us than those in existence with respect to the expiring contract.

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

We have a substantial amount of goodwill and other intangible assets resulting from business acquisitions. As of December 31, 2013, we had $653.6 million of goodwill and other intangible assets. At least annually, or whenever events or changes in circumstances indicate a potential impairment in the carrying value as defined by Generally Accepted Accounting Principles, or GAAP, we will evaluate this goodwill for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Estimated fair values could change if there are changes in our capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. Impairments of goodwill or other intangible assets could require material non-cash charges to our results of operations.

Our growth depends on our ability to secure contracts to develop and manage new correctional, detention and community based facilities and to secure contracts to provide electronic monitoring services, community-based re-entry services and monitoring and supervision services, the demand for which is outside our control.

Our growth is primarily dependent upon our ability to obtain new contracts to develop and manage new correctional, detention and community based facilities, because contracts to manage existing public facilities have not to date typically been offered to private operators. Additionally, our growth is generally dependent upon our ability to obtain new contracts to offer electronic monitoring services, provide community-based re-entry services and provide monitoring and supervision services. Public sector demand for new privatized facilities in our areas of operation may decrease and our potential for growth will depend on a number of factors we cannot control, including overall economic conditions, governmental and public acceptance of the concept of privatization, government budgetary constraints, and the number of facilities available for privatization.

In particular, the demand for our correctional and detention facilities and services, electronic monitoring services, community-based re-entry services and monitoring and supervision services could be adversely affected by changes in existing criminal or immigration laws, crime rates in jurisdictions in which we operate, the relaxation of criminal or immigration enforcement efforts, leniency in conviction, sentencing or deportation practices, and the decriminalization of certain activities that are currently proscribed by criminal laws or the loosening of immigration laws. For example, any changes with respect to the decriminalization of drugs and controlled substances could affect the number of persons arrested, convicted, sentenced and incarcerated, thereby potentially reducing demand for correctional facilities to house them. Similarly, reductions in crime rates could lead to reductions in arrests, convictions and sentences requiring incarceration at correctional facilities. Immigration reform laws which are currently a focus for legislators and politicians at the federal, state and local level also could materially adversely impact us. Various factors outside our control could adversely impact the growth of our GEO Community Service business, including government customer resistance to the privatization of residential treatment facilities, and changes to Medicare and Medicaid reimbursement programs.

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

We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. Of our governmental clients, four customers, through multiple individual contracts, accounted for 48.6% of our consolidated revenues for the year ended December 31, 2013. In addition, three federal governmental agencies with correctional and detention responsibilities, the Bureau of Prisons, ICE, and the U.S. Marshals Service, accounted for 44.6% of our total consolidated revenues for the year ended December 31, 2013 through multiple individual contracts, with the Bureau of Prisons accounting for 16.8% of our total consolidated revenues for such period, ICE accounting for 16.7% of our total consolidated revenues for such period, and the U.S. Marshals Service accounting for 11.1% of our total consolidated revenues for such period; however, no individual contract with these clients accounted for more than 5.0% of our total consolidated revenues. Government agencies from the State of Florida accounted for 4.0% of our total consolidated revenues for the year ended December 31, 2013 through multiple individual contracts. Our revenues depend on our governmental customers receiving sufficient funding and providing us with timely payment under the terms of our contracts. If the applicable governmental customers do not receive sufficient appropriations to cover their contractual obligations, they may delay or reduce payment to us or terminate their contracts with us. With respect to our federal government customers, any future impasse or struggle impacting the federal government’s ability to reach agreement on the federal budget and debt ceiling or any future federal government shut downs could result in material payment delays, payment reductions or contract terminations. Additionally, our governmental customers may request in the future that we reduce our per diem contract rates or forego increases to those rates as a way for those governmental customers to control their spending and address their budgetary shortfalls. The loss of, or a significant decrease in, business from the Bureau of Prisons, ICE, the U.S. Marshals Service, the State of Florida or any other significant customers could seriously harm our financial condition and results of operations. We expect to continue to depend upon these federal and state agencies and a relatively small group of other governmental customers for a significant percentage of our revenues.

A decrease in occupancy levels could cause a decrease in revenues and profitability.

While a substantial portion of our cost structure is generally fixed, most of our revenues are generated under facility management contracts which provide for per diem payments based upon daily occupancy. Several of these contracts provide minimum revenue guarantees for us, regardless of occupancy levels, up to a specified maximum occupancy percentage. However, many of our contracts have no minimum revenue guarantees and simply provide for a fixed per diem payment for each inmate/detainee/patient actually housed. As a result, with respect to our contracts that have no minimum revenue guarantees and those that guarantee revenues only up to a certain specified occupancy percentage, we are highly dependent upon the governmental agencies with which we have contracts to provide inmates, detainees and patients for our managed facilities. Under a per diem rate structure, a decrease in our occupancy rates could cause a decrease in revenues and profitability. In October 2011, the State of California implemented its Criminal Justice Realignment Plan. As a result of the implementation of the Criminal Justice Realignment Plan, the State of California discontinued contracts with Community Correctional Facilities which housed low level state offenders across the state. The implementation of the Criminal Justice Realignment Plan by California resulted in the cancellation of our agreements for the housing of low level state offenders at three of our California Community Corrections facilities as well as an agreement for the housing of out-of-state California inmates at our North Lake Correctional Facility in Michigan. Also, in Michigan there have been recommendations for the early release of inmates to relieve overcrowding conditions. When combined with relatively fixed costs for operating each facility, regardless of the occupancy level, a material decrease in occupancy levels at one or more of our facilities could have a material adverse effect on our revenues and profitability, and consequently, on our financial condition and results of operations.

State budgetary constraints may have a material adverse impact on us.

State budgets continue their slow to moderate recovery. While most states anticipate revenues to increase in fiscal year 2014 compared with fiscal year 2013, several states still face budget shortfalls. According to the National Conference of State Legislatures, despite these positive trends, federal deficit reduction actions, increasing program pressures, international debt crises and the impact from recent storms will continue to challenge lawmakers as they begin their new legislative sessions. As of December 31, 2013, we had eleven state correctional clients: Florida, Georgia, Alaska, Louisiana, Virginia, Indiana, Texas, Oklahoma, New Mexico, Arizona, and California. If state budgetary constraints persist or intensify, our eleven state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts with those customers on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. In addition, budgetary constraints in states that are not our current customers could prevent those states from outsourcing correctional, detention or community based service opportunities that we otherwise could have pursued.

Competition for inmates may adversely affect the profitability of our business.

We compete with government entities and other private operators on the basis of cost, bed availability, quality and range of services offered, experience in managing facilities, and reputation of management and personnel. Barriers to entering the market for the management of correctional and detention facilities may not be sufficient to limit additional competition in our industry. In addition, some of our government customers may assume the management of a facility currently managed by us upon the termination of the corresponding management contract or, if such customers have capacity at the facilities which they operate, they may take inmates currently housed in our facilities and transfer them to government operated facilities. Since we are paid on a per diem basis with no minimum guaranteed occupancy under some of our contracts, the loss of such inmates and resulting decrease in occupancy could cause a decrease in both our revenues and our profitability.

We are dependent on government appropriations, which may not be made on a timely basis or at all and may be adversely impacted by budgetary constraints at the federal, state and local levels.

Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the contracting governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have a material adverse effect on our cash flow and financial condition, which may make it difficult to satisfy our payment obligations on our indebtedness, including the 6.625% Senior Notes, the 5.125% Senior Notes, the 5 7/8% Senior Notes, and the Senior Credit Facility, in a timely manner. In addition, as a result of, among other things, recent economic developments, federal, state and local governments have encountered, and may continue to encounter, unusual budgetary constraints. As a result, a number of state and local governments are under pressure to control additional spending or reduce current levels of spending which could limit or eliminate appropriations for the facilities that we operate. Additionally, as a result of these factors, we may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. Budgetary limitations may also make it more difficult for us to renew our existing contracts on favorable terms or at all. Further, a number of states in which we operate are experiencing budget constraints for fiscal year 2014. We cannot assure that these constraints will not result in reductions in per diems, delays in payment for services rendered or unilateral termination of contracts.

Public resistance to privatization of correctional, detention and community based facilities could result in our inability to obtain new contracts or the loss of existing contracts, which could have a material adverse effect on our business, financial condition and results of operations.

The management and operation of correctional, detention and community based facilities by private entities has not achieved complete acceptance by either government agencies or the public. Some governmental agencies have limitations on their ability to delegate their traditional management responsibilities for such facilities to private companies and additional legislative changes or prohibitions could occur that further increase these limitations. In addition, the movement toward privatization of such facilities has encountered resistance from groups, such as labor unions, that believe that correctional, detention and community based facilities should only be operated by governmental agencies. In addition, negative publicity about poor conditions, an escape, riot or other disturbance at a privately managed facility may result in adverse publicity to us and the private corrections industry in general. Any of these occurrences or continued trends may make it more difficult for us to renew or maintain existing contracts or to obtain new contracts. Changes in governing political parties could also result in significant changes to previously established views of privatization. Increased public resistance to the privatization of correctional, detention and community based facilities in any of the markets in which we operate, as a result of these or other factors, could have a material adverse effect on our business, financial condition and results of operations.

Operating juvenile correctional facilities poses certain unique or increased risks and difficulties compared to operating other facilities.

As a result of the acquisition of Cornell Companies, Inc. (the “Cornell Acquisition”) in 2010, we re-entered the market of operating juvenile correctional facilities. We intentionally had exited the market of operating juvenile correctional facilities a number of years prior to the Cornell Acquisition. Operating juvenile correctional facilities may pose increased operational risks and difficulties that may result in increased litigation, higher personnel costs, higher levels of turnover of personnel and reduced profitability. Examples of the increased operational risks and difficulties involved in operating juvenile correctional facilities include, mandated client to staff ratios as high as 1:6, elevated reporting and audit requirements, a reduced number of options to use with offenders (e.g., mechanical restraints and seclusion are not permitted options to use with offenders in juvenile correctional facilities), and multiple funding sources as opposed to a single source payer. Additionally, juvenile services contracts related to educational services may provide for annual collection several months after a school year is completed. This may pose a risk that we will not be able to collect the full amount owed thereby reducing our profitability or it may adversely impact our annual budgeting process due to the lag time between us providing the educational services required under a contract and collecting the amount owed to us for such services. We cannot assure that we will be successful in operating juvenile correctional facilities or that we will be able to minimize the risks and difficulties involved while yielding an attractive profit margin.

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

When we are awarded a contract to manage a facility, we may incur significant start-up and operating expenses, including the cost of constructing the facility, purchasing equipment and staffing the facility, before we receive any payments under the contract. These expenditures could result in a significant reduction in our cash reserves and may make it more difficult for us to meet other cash obligations, including our payment obligations on the 6.625% Senior Notes, the 5.125% Senior Notes, the 5 7/8% Senior Notes, and the Senior Credit Facility. In addition, a contract may be terminated prior to its scheduled expiration and as a result we may not recover these expenditures or realize any return on our investment.

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

Our government contracts require us to obtain and maintain specified insurance levels. The occurrence of any events specific to our company or to our industry, or a general rise in insurance rates, could substantially increase our costs of obtaining or maintaining the levels of insurance required under our government contracts, or prevent us from obtaining or maintaining such insurance altogether. If we are unable to obtain or maintain the required insurance levels, our ability to win new government contracts, renew government contracts that have expired and retain existing government contracts could be significantly impaired, which could have a material adverse effect on our business, financial condition and results of operations.

Our international operations expose us to risks which could materially adversely affect our financial condition and results of operations.

For the year ended December 31, 2013, our international operations accounted for 14% of our consolidated revenues from continuing operations. We face risks associated with our operations outside the United States. These risks include, among others, political and economic instability, exchange rate fluctuations, taxes, duties and the laws or regulations in those foreign jurisdictions in which we operate. In the event that we experience any difficulties arising from our operations in foreign markets, our business, financial condition and results of operations may be materially adversely affected.

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

Our ownership of correctional and detention facilities subjects us to risks typically associated with investments in real estate. Investments in real estate, and in particular, correctional and detention facilities, are relatively illiquid and, therefore, our ability to divest ourselves of one or more of our facilities promptly in response to changed conditions is limited. Investments in correctional and detention facilities, in particular, subject us to risks involving potential exposure to environmental liability and uninsured loss. Our operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation. In addition, although we maintain insurance for many types of losses, there are certain types of losses, such as losses from hurricanes, earthquakes, riots and acts of terrorism, which may be either uninsurable or for which it may not be economically feasible to obtain insurance coverage, in light of the substantial costs associated with such insurance. As a result, we could lose both our capital invested in, and anticipated profits from, one or more of the facilities we own. Further, even if we have insurance for a particular loss, we may experience losses that may exceed the limits of our coverage.

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

At December 31, 2013, approximately 26% of our workforce was covered by collective bargaining agreements and, as of such date, collective bargaining agreements with approximately 14% of our employees were set to expire in less than one year. While only approximately 26% of our workforce schedule is covered by collective bargaining agreements, increases in organizational activity or any future work stoppages could have a material adverse effect on our business, financial condition, or results of operations.

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

Certain segments of our business depend significantly on effective information systems. As with all companies that utilize information technology, we are vulnerable to negative impacts if information is inadvertently interrupted, delayed, compromised or lost. We routinely process, store and transmit large amounts of data for our clients. We continually work to update and maintain effective information systems. Despite the security measures we have in place and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. For example, several well-known companies have recently disclosed high-profile security breaches, involving sophisticated and highly targeted attacks on their company’s infrastructure or their customers’ data, which were not recognized or detected until after such companies had been affected notwithstanding the preventative measures they had in place. Any security breach or event resulting in the interruption, delay or failure of our services or information systems, or the misappropriation, loss, or other unauthorized disclosure of client data or confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business, result in lost business or otherwise adversely affect our results of operations.

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

In the event of an adverse determination in an intellectual property suit or proceeding, or our failure to license essential technology, our sales could be harmed and/or our costs could increase, which would harm our financial condition.

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

Risks Related to Our Common Stock

The market price of our common stock may vary substantially.

The trading prices of equity securities issued by REITs have historically been affected by changes in market interest rates. One of the factors that may influence the market price of our common stock is the annual yield from distributions on our common stock as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to shareholders, may lead prospective purchasers of our shares to demand a higher annual yield, which could reduce the market price of our common stock.

Other factors that could affect the market price of our common stock include the following:

•	actual or anticipated variations in our quarterly results of operations;

•	changes in market valuations of companies in the correctional and detention industries;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	fluctuations in stock market prices and volumes;

•	issuances of common stock or other securities in the future;

•	the addition or departure of key personnel;

•	announcements by us or our competitors of acquisitions, investments or strategic alliances; and

•	changes in the prospects of the privatized corrections and detention industry.

Future sales of shares of our common stock could adversely affect the market price of our common stock and may be dilutive to current shareholders.

Sales of shares of our common stock, or the perception that such sales could occur, could adversely affect the price for our common stock. As of December 31, 2013, there were 90,000,000 shares of common stock authorized under our Articles of Incorporation, of which 72,082,071 shares were outstanding. Our Board of Directors may authorize the issuance of additional authorized but unissued shares of our common stock or other authorized but unissued securities of ours at any time, including pursuant to equity incentive plans and stock purchase plans. In addition, we have filed a registration statement with the SEC allowing us to offer, from time to time, an indefinite amount of common stock, subject to certain market conditions and other factors. Accordingly, we may, from time to time and at any time, seek to offer and sell shares of our common stock based upon market conditions and other factors. For example, on May 8, 2013, we filed with the SEC a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $100 million through certain sales agents. Sales of shares of our common stock under this prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933.

An offering of shares of our common stock may have a dilutive effect on our earnings per share and funds from operations per share after giving effect to the issuance of our common stock in this offering and the receipt of the expected net proceeds. The actual amount of dilution from any offering of our equity securities, cannot be determined at this time. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market pursuant to an offering, or otherwise, or as a result of the perception or expectation that such sales could occur.

Various anti-takeover protections applicable to us may make an acquisition of us more difficult and reduce the market value of our common stock.

We are a Florida corporation and the anti-takeover provisions of Florida law impose various impediments to the ability of a third party to acquire control of our company, even if a change of control would be beneficial to our shareholders. In addition, provisions of our articles of incorporation may make an acquisition of us more difficult. Our articles of incorporation authorize the issuance by our Board of Directors of “blank check” preferred stock without shareholder approval. Such shares of preferred stock could be given voting rights, dividend rights, liquidation rights or other similar rights superior to those of our common stock, making a takeover of us more difficult and expensive. In addition to discouraging takeovers, the anti-takeover provisions of Florida law and our articles of incorporation may have the impact of reducing the market value of our common stock.

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

See the Facilities and Day Reporting Centers listing under Item 1 for a list of the correctional, detention and re-entry properties we own or lease in connection with our operations. In addition to the properties listed under Item 1, we also lease 37 ISAP service centers, 68 electronic monitoring field offices and an electronic monitoring call center in Anderson, Indiana. We consider our correctional, detention and re-entry properties, our field offices and our electronic monitoring call center adequate for our current and planned levels of operations.

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

Our common stock trades on the New York Stock Exchange under the symbol “GEO.” The following table shows the high and low prices for our common stock, as reported by the New York Stock Exchange, for each of the four quarters of fiscal years 2013 and 2012. The prices shown have been rounded to the nearest $1/100. The approximate number of shareholders of record as of February 26, 2014 is 684.

	2013		2012
Quarter	High	Low	High	Low
First	$36.63	$31.54	$19.36	$16.56
Second	35.96	30.11	22.91	18.77
Third	39.35	32.84	28.19	22.00
Fourth	37.72	28.51	32.36	26.38

On July 14, 2011, the Company announced that its Board approved a stock repurchase program of up to $100.0 million of its common stock. The stock repurchase program was funded primarily with cash on hand, free cash flow, and borrowings under the Company’s Prior Revolver. The stock repurchase program was implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable securities and stock exchange requirements. The stock repurchase program did not obligate the Company to purchase any specific amount of its common stock. During fiscal year 2012, 295,959 shares of common stock at a cost of $8.6 million were purchased from certain members of GEO’s management team in connection with the divestiture of all of GEO’s health care facility assets and related management contracts in the United States and Australia (“Residential Treatment Services” or “RTS”). Refer to Note 2 — Discontinued Operations. In addition, during fiscal year 2012 the Company repurchased and retired 57,457 shares of fully vested employee equity awards. During the fiscal year ended January 1, 2012, the Company purchased approximately 3.9 million shares of its common stock at a cost of $75.0 million primarily purchased with proceeds from the Company’s Prior Revolver. The stock repurchase program expired on December 31, 2012.

On May 8, 2013, the Company filed with the Securities and Exchange Commission a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $100 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no sales of shares of the Company’s common stock under the prospectus supplement during the year ended December 31, 2013.

As a REIT, the Company is required to distribute annually at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain). The amount, timing and frequency of future distributions will be at the sole discretion of the Company’s Board of Directors and will be declared based upon various factors, many of which are beyond the Company’s control, including, the Company’s financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income taxes that the Company otherwise would be required to pay, limitations on distributions in the Company’s existing and future debt instruments, limitations on the Company’s ability to fund distributions using cash generated through our TRS and other factors that the Company’s Board of Directors may deem relevant.

During the year ended December 31, 2011, a pre-REIT year, there were no cash distributions declared. Prior to the conversion to a REIT, on August 7, 2012, the Board of Directors declared a dividend of $.20 per share to shareholders of record as of August 21, 2012 which was paid on September 7, 2012 for a total of $12.3 million. On October 31, 2012, the Board of Directors declared a cash dividend of $.20 per share to shareholders of record as of November 16, 2012 which was paid on November 30, 2012 for a total of $12.3 million. On December 6, 2012, we announced the declaration by the Board of Directors of a special dividend of accumulated earnings and profits to shareholders of record as of December 12, 2012, with each shareholder having the right to elect cash or shares of common stock, except that we limited the amount of cash payable to the amount of cash paid pursuant to a lottery procedure plus 20% of the total dividend amount remaining after the lottery. The special dividend, amounting to $352.2 million, or $5.68 per share of common stock, was paid on December 31, 2012 to shareholders of record as of December 12, 2012. Pursuant to the special dividend, we issued 9,688,568 shares of common stock and paid cash of $77.8 million.

During the year ended December 31, 2013, we declared and paid the following regular cash distributions to our stockholder which were treated as qualified and non-qualified ordinary income dividends for federal income tax purposes as stated below:

				Ordinary Dividends			Capital Gains
Declaration Date	Payment Date	Record Date	Distribution per share	Total	Qualified	Non- Qualified	Total	Unrecaptured Section 1250	Long Term	Non Dividend Distributions	Aggregate Payment Amount (in millions)
January 17, 2013	March 1, 2013	February 15, 2013	$0.50	$0.50	$0.1551057	$0.3448943	$—	$—	$—	$—	$35.7
May 7, 2013	June 3, 2013	May 20, 2013	0.50	0.50	0.1551057	0.3448943	—	—	—	—	35.8
July 30, 2013	August 29, 2013	August 19, 2013	0.50	0.50	0.1551057	0.3448943	—	—	—	—	36.1
November 1, 2013	November 26, 2013	November 14, 2013	0.55	0.55	0.1706163	0.3793837	—	—	—	—	39.6

Totals			$2.05	$2.05	$0.6359334	$1.4140666	$—	$—	$—	$—	$147.2

Percentage			100.0%	100.0%	31.0%	69.0%	0.0%	0.0%	0.0%	0.0%

We intend to continue paying regular quarterly cash dividends consistent with our stated expectation to pay at least 75% of our adjusted funds from operations (“AFFO”) in dividends with a goal to increase our dividend payout ratio over time. The amount, timing and frequency of future dividends will be at the sole discretion of the Board of Directors based upon the factors discussed above.

In addition to these factors, the indentures governing our 6.625% Senior Notes, 5.125% Senior Notes, 5 7/ 8% Senior Notes and our Senior Credit Facility also place material restrictions on our ability to pay dividends. See the Liquidity and Capital Resources section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 — Debt in “Item 8 — Financial Statements and Supplementary Data”, for further description of these restrictions. We believe we have the ability to continue to fund our working capital, our debt service requirements, and our maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

Performance Graph

The following performance graph compares the performance of our common stock to the Russell 2000, the S&P 500 Commercial Services and Supplies Index, the Wilshire 5000 Total Market Index and the MSCI U.S. REIT Index and is provided in accordance with Item 201(e) of Regulation S-K. We have added the MSCI U.S. REIT Index because it is comprised of equity REITs with the exception of specialty equity REITs that do not generate a majority of their revenue and income from real estate rental and leasing operations. We believe that since we began operating as a REIT effective January 1, 2013, the MSCI U.S. REIT Index provides an appropriate comparison of our stock performance with the performance of other equity REITs. We have retained the Wilshire 5000 Total Market Index for this year for comparison purposes since it was included in our performance graph last year, but we will not include that index in our stock performance graph going forward.

Comparison of Five-Year Cumulative Total Return*

The GEO Group, Inc., Russell 2000,

S&P 500 Commercial Services and Supplies,

the Wilshire 5000 Total Market Index

and MSCI U.S. REIT Index

(Performance through December 31, 2013)

Date	The GEO Group, Inc.	Russell 2000	S&P 500 Commercial Services and Supplies	Wilshire 5000	MSCI U.S. REIT Index
December 31, 2008	$100.00	$100.00	$100.00	$100.00	$100.00
December 31, 2009	$121.37	$125.22	$110.04	$129.42	$120.97
December 31, 2010	$136.77	$156.90	$119.68	$152.55	$149.44
December 31, 2011	$92.95	$148.35	$111.85	$153.45	$156.47
December 31, 2012	$193.10	$170.06	$122.96	$178.18	$177.69
December 31, 2013	$234.16	$232.98	$158.65	$238.80	$175.21

Assumes $100 invested on December 31, 2008 in our common stock and the Index companies.

*	Total return assumes reinvestment of dividends.

Item 6.	Selected Financial Data

The following table sets forth selected historical financial data as of and for each of the five years in the period ended December 31, 2013. The selected consolidated financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to the consolidated financial statements (in thousands, except per share and operational data).

Year Ended:	2013	2012	2011	2010	2009
Results of Continuing Operations:
Revenues	$1,522,074	$1,479,062	$1,407,172	$1,084,592	$976,504
Operating income from continuing operations	185,484	184,353	179,599	126,902	123,348
Income from continuing operations	$117,462	$144,558	$69,644	$54,371	$58,890

Income from continuing operations per common share attributable to The GEO Group, Inc.:
Basic:	$1.65	$2.39	$1.12	$0.99	$1.15

Diluted:	$1.64	$2.37	$1.11	$0.98	$1.13

Weighted Average Shares Outstanding:
Basic	71,116	60,934	63,425	55,379	50,879
Diluted	71,605	61,265	63,740	55,989	51,922
Cash and Stock Dividends per Common Share:
Quarterly Cash Dividends	$2.05	$.40	—	—	—
Special Dividend-Cash and Stock(3)	—	$5.68	—	—	—
Financial Condition:
Current assets	$384,345	$337,183	$459,329	$422,084	$279,634
Current liabilities	223,125	259,871	288,818	267,287	177,448
Total assets	2,889,364	2,839,194	3,049,923	2,412,373	1,447,818
Long-term debt, including current portion (excluding non-recourse debt and capital leases)	1,488,722	1,351,697	1,338,384	807,837	457,538
Total Shareholders’ equity	$1,023,976	$1,047,304	$1,038,521	$1,039,490	$665,098
Operational Data:
Facilities in operation(2)	86	87	90	98	50
Operational capacity of contracts(2)	66,130	65,949	65,787	70,552	49,388
Compensated mandays(1)	20,867,016	20,530,885	19,884,802	17,203,880	15,888,828

(1)	Compensated mandays are calculated as follows: (a) for per diem rate facilities — the number of beds occupied by residents on a daily basis during the fiscal year; and (b) for fixed rate facilities — the capacity of the facility multiplied by the number of days the facility was in operation during the fiscal year.
(2)	Excludes idle facilities and assets held for sale.
(3)	Special Dividend paid on December 31, 2012 — Refer to Note 3 — Shareholders’ Equity of the Notes to the Consolidated Financial Statements of this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are a real estate investment trust specializing in the ownership, leasing and management of correctional, detention and re-entry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa, the United Kingdom and Canada. We own, lease and operate a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, and community based re-entry facilities. We offer counseling, education and/or treatment to inmates with alcohol and drug abuse problems at most of the domestic facilities we manage. We are also a provider of innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. Additionally, we have an exclusive contract with ICE to provide supervision and reporting services designed to improve the participation of non-detained aliens in the immigration court system. We develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency. We also provide secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through our joint venture GEOAmey.

As of December 31, 2013, our worldwide operations included the management and/or ownership of approximately 77,000 beds at 98 correctional, detention and re-entry facilities, including idle facilities and projects under development and also included the provision of monitoring of more than 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

For each of the years ended December 31, 2013 and December 31, 2012, we had consolidated revenues of $1.5 billion and we maintained an average company wide facility occupancy rate of 94.8% including 66,130 active beds and excluding 6,016 idle beds for the year ended December 31, 2013, and 95.7% including 66,730 active beds and excluding 6,056 idle beds for the year ended December 31, 2012.

REIT Conversion

We began operating as a REIT for federal income tax purposes effective January 1, 2013. As a result of the REIT conversion, we reorganized our operations and moved non-real estate components into TRSs. Through the TRS structure, the portion of our businesses which are non-real estate related, such as our managed-only contracts, international operations, electronic monitoring services, and other non-residential and community based facilities, are part of wholly-owned taxable subsidiaries of the REIT. Most of our business segments, which are real estate related and involve company-owned and company-leased facilities, are part of the REIT. The TRS structure allows us to maintain the strategic alignment of almost all of our diversified business segments under one entity. The TRS assets and operations will continue to be subject to federal and state corporate income taxes and to foreign taxes as applicable in the jurisdictions in which those assets and operations are located.

As a REIT, we are required to distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain) and we began paying regular distributions in 2013. On January 17, 2013, our Board of Directors declared GEO’s first quarterly REIT cash dividend of $0.50 per share of common stock, which was paid on March 1, 2013 to shareholders of record as of the close of business on February 15, 2013. On May 7, 2013, the Board of Directors declared a quarterly cash dividend of $0.50 per share of common stock, which was paid on June 3, 2013 to shareholders of record as of the close of business on May 20, 2013. On July 30, 2013, the Board of Directors declared a quarterly cash dividend of $0.50 per share of common stock, which was paid on August 29, 2013 to shareholders of record as of the close of business on August 19, 2013. On November 1, 2013, the Board of Directors declared a quarterly cash dividend of $0.55 per share of common stock which was paid on November 26, 2013 to shareholders of record as of the close of business on November 14, 2013.

Divestiture of RTS

Applicable REIT rules substantially restrict the ability of REITs to operate health care facilities. As a result, in order to achieve and preserve our REIT status, on December 31, 2012, we completed the divestiture of all of our Residential Treatment Services. The operating results of RTS have been retroactively reclassified to discontinued operations for all periods presented in the Form 10-K. Refer to Note 2 — Discontinued Operations of the notes to our consolidated financial statements.

Change in Fiscal Year

In connection with our conversion to a REIT, on December 31, 2012, we changed our fiscal year to a calendar year and changed our fiscal quarters to coincide with each calendar quarter. The fiscal year 2012 means the 52 week period from January 2, 2012 through December 31, 2012 and the fiscal year 2011 means the 52 week period from January 3, 2011 through January 1, 2012.

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

Construction revenues are recognized from our contracts with certain customers to perform construction and design services (“project development services”) for various facilities. In these instances, we act as the primary developer and subcontract with bonded National and/or Regional Design Build Contractors. These construction revenues are recognized as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to the estimated total cost for each contract. Provisions for estimated losses on uncompleted contracts and changes to cost estimates are made in the period in which we determine that such losses and changes are probable. Typically, we enter into fixed price contracts and do not perform additional work unless approved change orders are in place. Costs attributable to unapproved change orders are expensed in the period in which the costs are incurred if we believe that it is not probable that the costs will be recovered through a change in the contract price. If we believe that it is probable that the costs will be recovered through a change in the contract price, costs related to unapproved change orders are expensed in the period in which they are incurred, and contract revenue is recognized to the extent of the costs incurred. Revenue in excess of the costs attributable to unapproved change orders is not recognized until the change order is approved. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. For the year ended December 31, 2013 and the fiscal years ended December 31, 2012 and January 1, 2012, there have been no changes in job performance, job conditions and estimated profitability that would require a revision to the estimated costs and income related to project development services. As the primary contractor, we are exposed to the various risks associated with construction, including the risk of cost overruns. Accordingly, we record our construction revenue on a gross basis and include the related cost of construction activities in Operating Expenses.

When evaluating multiple element arrangements for certain contracts where we provide project development services to our clients in addition to standard management services, we follow revenue recognition guidance for multiple element arrangements. This revenue recognition guidance related to multiple deliverables in an arrangement provides guidance on determining if separate contracts should be evaluated as a single arrangement and if an arrangement involves a single unit of accounting or separate units of accounting and if the arrangement is determined to have separate units, how to allocate amounts received in the arrangement for revenue recognition purposes. In instances where we provide these project development services and subsequent management services, generally, the arrangement results in no delivered elements at the onset of the agreement. The elements are delivered over the contract period as the project development and management services are performed. Project development services are not provided separately to a customer without a management contract. One of our wholly-owned subsidiaries, BI, periodically sells its monitoring equipment and other services together in multiple-element arrangements. In such cases, we allocate revenue on the basis of the relative selling price of the delivered and undelivered elements. The selling price for each of the elements is estimated based on the price we charge when the elements are sold on a stand alone basis.

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

Of the reserves discussed above, our most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves are undiscounted and were $47.6 million and $45.1 million as of December 31, 2013 and 2012, respectively and are included in accrued expenses in the accompanying balance sheets. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially adversely impacted.

Income Taxes

The consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities as a result of a change in tax rates is recognized as income in the period that includes the enactment date. At December 31, 2012, we reversed certain deferred tax assets and liabilities related to our REIT activities (Refer to Note 17- Income Taxes in Part II, Item 8 of this Form 10-K). Effective January 1, 2013, as a REIT that plans to distribute 100% of its taxable income to shareholders, we do not expect to pay federal income taxes at the REIT level (including our qualified REIT subsidiaries), but instead a dividends paid deduction will generally offset our taxable income. Since we do not expect to pay taxes on our REIT taxable income, we do not expect to be able to recognize such net deferred tax assets and liabilities.

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

Additionally, we must use significant judgment in addressing uncertainties in the application of complex tax laws and regulations. If actual circumstances differ from our assumptions, adjustments to the carrying value of deferred tax assets or liabilities may be required, which may result in an adverse impact on the results of our operations and our effective tax rate. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. We have not made any significant changes to the way we account for our deferred tax assets and liabilities in any year presented in the consolidated financial statements, with the exception of the reversal of certain deferred tax assets and liabilities related to our REIT activities. Based on our estimate of future earnings and our favorable earnings history, we currently expect full realization of the deferred tax assets net of any recorded valuation allowances. Furthermore, tax positions taken by us may not be fully sustained upon examination by the taxing authorities. In determining the adequacy of our provision (benefit) for income taxes, potential settlement outcomes resulting from income tax examinations are regularly assessed. As such, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be estimated with certainty.

In September 2013, the U.S. Internal Revenue Service (IRS) issued new regulations for capitalizing and deducting costs incurred to acquire, produce, or improve tangible property. These new regulations are effective for taxable years beginning on or after January 1, 2014; however, they are considered enacted as of the date of issuance, September 15, 2013. As a result of the new regulations, we are required to review our existing income tax accounting methods related to tangible property, and determine which, if any, income tax accounting method changes are required; whether we will early adopt any of the new provisions through income tax accounting method changes for the 2012 or 2013 tax years; whether we will file any income tax accounting method changes with our 2014 federal income tax return; and the potential financial statement impact. Because additional implementation guidance from the IRS is anticipated, we are in the process of reviewing our existing income tax accounting methods related to tangible property; however, we believe that certain of our historical income tax accounting policies may differ from what is prescribed in the new regulations. While some of our assets are held by our TRSs, the vast majority are held by the REIT which is not subject to tax. Based on our initial assessment, the new regulations will not have a material effect on our consolidated financial statements.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 50 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the assessment indicates that assets will be used for a longer or shorter period than previously anticipated, the useful lives of the assets are revised, resulting in a change in estimate. We have not made any changes in estimates during the year ended December 31, 2013 or the fiscal years ended December 31, 2012 and January 1, 2012. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of correctional and detention facilities. Cost for self-constructed correctional and detention facilities includes direct materials and labor, capitalized interest and certain other indirect costs associated with construction of the facility, such as property taxes, other indirect labor and related benefits and payroll taxes. The Company begins the capitalization of costs during the pre-construction phase, which is the period during which costs are incurred to evaluate the site, and continues until the facility is substantially complete and ready for occupancy. Labor costs capitalized for the year and fiscal years ended December 31, 2013, December 31, 2012 and January 1, 2012 were not significant. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.

Assets Held for Sale

As of December 31, 2013, we had no facilities classified as held for sale in the consolidated balance sheet. We classify a long-lived asset (disposal group) as held for sale in the period in which all of the following criteria are met (i) management, having the authority to approve the action, commits to a plan to sell the asset (disposal group), (ii) the asset (disposal group) is available for immediate sale in its present condition subject only to the terms that are usual and customary for sales of such assets (disposal groups), (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated, (iv) the sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale, within one year, except as permitted, (v) the asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We record assets held for sale at the lower of cost or estimated fair value and estimate fair value by using third party appraisers or other valuation techniques. We do not record depreciation for assets held for sale. Any gain or loss on the sale of operating assets is included in the operating income of the reportable segment to which it relates.

Asset Impairments

We had property and equipment of $1.7 billion as of December 31, 2013 and December 31, 2012 including approximately 6,000 vacant beds at six idle facilities with a carrying value of $193.6 million which are being marketed to potential customers as of December 31, 2013, excluding equipment and other assets that can be easily transferred for use at other facilities.

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

We test idle facilities for impairment upon notification that the facilities will no longer be utilized by the customer. If a long-lived asset is part of a group that includes other assets, the unit of accounting for the long-lived asset is its group. Generally, we group assets by facility for the purpose of considering whether any impairment exists. The estimates of recoverability are based on projected undiscounted cash flows associated with actual marketing efforts where available or, in other instances, projected undiscounted cash flows that are comparable to historical cash flows from management contracts at similar facilities and sensitivity analyses that consider reductions to such cash flows. Our sensitivity analyses include adjustments to projected cash flows compared to the historical cash flows due to current business conditions which impact per diem rates as well as labor and other operating costs, changes related to facility mission due to changes in prospective clients, and changes in projected capacity and occupancy rates. We also factor in prolonged periods of vacancies as well as the time and costs required to ramp up facility population once a contract is obtained. We perform the impairment analyses on an annual basis for each of the idle facilities and update each quarter for market developments for the potential utilization of each of the facilities in order to identify events that may cause us to reconsider the most recent assumptions. Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than used in our most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact our ability to house certain types of inmates at such facility. Further, a substantial increase in the number of available beds at other facilities that we own, or in the marketplace, could lead to deterioration in market conditions and projected cash flows. Although they are not frequently received, an unsolicited offer to purchase any of our idle facilities, at amounts that are less than their carrying value could also cause us to reconsider the assumptions used in the most recent impairment analysis. We have identified marketing prospects to utilize each of the remaining currently idled facilities and do not see any catalysts that would result in a current impairment. However, we can provide no assurance that we will be able to secure management contracts to utilize our idle facilities, or that we will not incur impairment charges in the future. In all cases, the projected undiscounted cash flows in our analysis as of December 31, 2013 substantially exceeded the carrying amounts of each facility.

Our evaluations also take into consideration historical experience in securing new management contracts to utilize facilities that had been previously idled for periods comparable to or in excess of the periods our currently idle facilities have been idle. Such previously idle facilities are currently being operated under contracts that generate cash flows resulting in the recoverability of the net book value of the previously idled facilities by substantial amounts. Due to a variety of factors, the lead time to negotiate contracts with federal and state agencies to utilize idle bed capacity is generally lengthy which has historically resulted in periods of idleness similar to the ones we are currently experiencing. As a result of our analyses, we determined each of these assets to have recoverable values substantially in excess of the corresponding carrying values.

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

Recent Accounting Pronouncements

The following accounting standards have an implementation date subsequent to the fiscal year ended December 31, 2013 and as such, have not yet been adopted by us during the fiscal year ended December 31, 2013:

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

In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-10”). The objective of ASU 2013-10 is to provide for the inclusion of the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S Government Treasury obligations and the London Interbank Offered Rate. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The ASU is not expected to have a material effect on the Company’s results of operations or financial position.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Tax Force) (“ASU 2013-11”). The objective of ASU 2013-11 is to resolve diversity in practice regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists. ASU 2013-11 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The ASU is not expected to have a material effect on the Company’s results of operations or financial position.

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

The discussion of our results of operations below excludes the results of discontinued operations reported in 2013, 2012 and 2011. Refer to Note 2 — Discontinued Operations of the “Notes to Consolidated Financial Statements” included in this Form 10-K for additional information.

In connection with our conversion to a REIT, on December 31, 2012 we changed our fiscal year to a calendar year and changed our fiscal quarters to coincide with each calendar quarter. For the purposes of the discussion below, “2012” means the period from January 2, 2012 to December 31, 2012, and “2011” means the period from January 3, 2011 to January 1, 2012.

2013 versus 2012

Revenues

	2013	% of Revenue	2012	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$1,011,818	66.5%	$974,780	65.9%	$37,038	3.8%
GEO Community Services	302,094	19.8%	291,891	19.7%	10,203	3.5%
International Services	208,162	13.7%	212,391	14.4%	(4,229)	(2.0)%

Total	$1,522,074	100.0%	$1,479,062	100.0%	$43,012	2.9%

U.S. Corrections & Detention

Revenues increased in 2013 as compared to 2012 primarily due to aggregate increases of $24.3 million due to the activation and intake of inmates at Adelanto East in August 2012, Central Valley and Desert View in fourth quarter 2013 and the commencement of services under our contract, signed in October 2012, with the United States Marshals Service for the housing of up to 320 federal detainees at our Aurora Detention Facility. We also experienced aggregate increases in revenues of $28.9 million at certain of our facilities primarily due to net increases in population, transportation services and/or rates, including the expansion of New Castle in the first quarter of 2012. These increases were partially offset by an aggregate decrease of $16.1 million due to contract terminations.

The number of compensated mandays in U.S. Corrections & Detention facilities was 17.1 million in 2013 as compared to 16.6 million in 2012. We experienced an aggregate net increase of approximately 400,000 mandays as a result of our new contracts discussed above and also as a result of population increases at certain facilities. These increases were partially offset by decreases resulting from contract terminations. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Detention & Corrections facilities was 95.4% and 96.3% of capacity in 2013 and 2012, respectively, excluding idle facilities.

GEO Community Services

The increase in revenues for GEO Community Based Services in 2013 compared to 2012 is primarily attributable to increases of $8.7 million due to new electronic monitoring equipment and an increase in ISAP counts at BI. In addition, we experienced a net increase of $5.5 million due to population increases at certain youth facilities and new programs and growth at our community based and re-entry centers. These increases were partially offset by decreases in revenues of $4.1 million related to contract terminations and census declines at certain facilities.

International Services

The decrease in revenues in 2013 compared to 2012 is primarily due to the result of foreign exchange rate fluctuations of $(14.6) million caused by the weakening of the U.S. dollar against certain foreign currencies. This decrease was partially offset by an aggregate net increase of $10.4 million primarily attributable to our Australian subsidiary related to population increases, contractual increases linked to the inflationary index, and the provision of additional services under certain contracts.

Operating Expenses

	2013	% of Segment Revenues	2012	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$731,788	72.3%	$689,226	70.7%	$42,562	6.2%
GEO Community Services	200,826	66.5%	199,752	68.4%	1,074	0.5%
International Services	192,251	92.4%	200,254	94.3%	(8,003)	(4.0)%

Total	$1,124,865	73.9%	$1,089,232	73.6%	$35,633	3.3%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and GEO Community Services facilities and expenses incurred in our Facility Construction and Design segment, except that there were no significant expenses incurred in such segment for 2013 or 2012.

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention reflects the following: (i) the activation and intake of inmates at Adelanto East in August 2012, Central Valley and Desert View during fourth quarter 2013 and the commencement of services under our contract, signed in October 2012, with the United States Marshals Service at our Aurora Detention Facility which contributed an aggregate increase to operating expenses of $15.2 million; (ii) increases of $22.4 million at certain of our facilities primarily related to net population increases, higher levels of required staffing, additional medical costs and other variable costs; (iii) in 2012 we received approximately $10 million in net operating tax refunds, not related to income taxes, for certain previously disputed claims in various jurisdictions that did not recur in 2013; and (iv) in connection with our annual actuarial analysis we recorded an additional $6.1 million to our insurance reserves in 2013. Additionally, in 2012, we recorded a $0.8 million decrease to our reserve based on the same actuarial analysis. These increases were partially offset by aggregate decreases in operating expenses of $8.7 million due to contract terminations. We also donated one of our facilities during fourth quarter 2012 which resulted in a decrease over 2013 of $2.8 million. The additional charge to our insurance reserve in 2013 as compared to the net operating tax refunds received in 2012 resulted in an increase in our operating expenses as a percentage of revenues.

GEO Community Services

Operating expenses for GEO Community Services increased by $1.1 million during 2013 from 2012 primarily due to net increases of $4.5 million due to the following: (i) variable costs associated with increases in electronic monitoring contracts and ISAP services at BI; (ii) population increases at certain youth facilities and the related variable costs; and (iii) new programs and program growth at our community based and re-entry centers. In addition, in connection with our annual actuarial analysis, we recorded an additional $2.1 million to our insurance reserves during 2013. In 2012, we recorded an additional $1.3 million to our insurance reserves based on this same analysis. These increases were partially offset by decreases that resulted from contract terminations and census declines of $4.2 million. The decrease in operating expenses as a percentage of revenue is primarily due to a shift in our product mix to BI products that have higher profit margins.

International Services

Operating expenses for our International Services segment during 2013 decreased $8.0 million over 2012 which was primarily attributable to the impact of foreign currency exchange rate fluctuations of $(13.4) million caused by the weakening of the U.S. dollar against certain foreign currencies. In addition, there was a net decrease of $4.2 million primarily related to cost cutting measures implemented to reduce overhead costs in the United Kingdom. These decreases were partially offset by a net increase of $9.6 million primarily attributable to our Australian subsidiary due to population increases, contractual increases in labor and additional services provided under new contracts at those facilities.

Depreciation and Amortization

	2013	% of Segment Revenue	2012	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$62,112	6.1%	$62,578	6.4%	$(466)	(0.7)%
GEO Community Services	29,989	9.9%	26,738	9.2%	3,251	12.2%
International Services	2,563	1.2%	2,369	1.1%	194	8.2%

Total	$94,664	6.2%	$91,685	6.2%	$2,979	3.2%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense decreased slightly in 2013 compared to 2012 primarily due to certain intangible assets which became fully amortized towards the end of 2012.

GEO Community Services

GEO Community Services depreciation and amortization increased by $3.3 million in 2013 compared to 2012. The increase is primarily due to an increase in monitoring and other equipment at BI in 2013 related to certain contract wins.

International Services

Depreciation and amortization expense increased slightly in 2013 compared to 2012 primarily due to increases in capital expenditures at our Australian subsidiary. This increase was partially offset by exchange rate fluctuations caused by the weakening of the U.S. dollar against certain foreign currencies.

Other Unallocated Operating Expenses

	2013	% of Revenue	2012	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$117,061	7.7%	$113,792	7.0%	$3,269	2.9%

General and administrative expenses comprise substantially all of our other unallocated operating expenses including primarily corporate management salaries and benefits, professional fees and other administrative expenses. The increase in general and administrative expenses in 2013 compared to 2012 was primarily due to professional fees incurred in connection with our various debt refinancing activities and related registration statements in 2013. Refer to Note 14 — Debt of the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Non Operating Income and Expense

Interest Income and Interest Expense

	2013	% of Revenue	2012	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$3,324	0.2%	$6,716	0.5%	$(3,392)	(50.5)%
Interest Expense	$83,004	5.5%	$82,189	5.6%	$815	1.0%

The majority of our interest income generated in 2013 and 2012 is from the cash balances at our foreign subsidiaries. Interest income decreased in 2013 primarily due to lower cash balances at our foreign subsidiaries along with declining interest rates in 2013.

Interest expense increased slightly in 2013 compared to 2012 due to the following: (i) interest expense increased by $12.5 million in connection with the completion of our $300 million 5.125% Senior Notes offering in March 2013; (ii) an increase of $1.2 million caused by the capitalization of interest in 2012; and (iii) interest expense increased by $3.7 million in connection with the completion of our $250 million 5 7/8% Senior Notes offering during the fourth quarter 2013. These increases were partially offset by decreases due to the following (i) interest expense on the Municipal Corrections Finance L.P. (“MCF”) 8.47% Taxable Revenue Bonds, Series 2001, due August 1, 2016 issued by MCF (the “MCF Bonds”) was $3.3 million (the MCF bonds were redeemed in August 2012); (ii) interest expense decreased in 2013 by $6.6 million as a result of our refinancing the Prior Senior Credit Facility in the second quarter 2013; (iii) a decrease of $4.1 million in connection with our tender offer and redemption of the 7 3/4% Senior Notes during the fourth quarter 2013; (iv) a decrease of $0.5 million related to the defeasance of the STLDC bonds in the third quarter 2013; and (v) other less significant decreases of $2.1 million. Refer to Note 14 — Debt of the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Loss on Early Extinguishment of Debt

	2013	% of Revenue	2012	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Early Extinguishment of Debt	$20,657	1.4%	$8,462	0.6%	$12,195	144.1%

The loss on extinguishment of debt in 2013 is the result of the following: (i) in the second quarter 2013, we refinanced our Prior Senior Credit Facility and entered into a new Credit Agreement, as a result of which, we wrote off $4.4 million of unamortized deferred financing costs and unamortized debt discount pertaining to the Prior Senior Credit Facility and expensed $1.1 million in fees related to the new Credit Agreement; (ii) our defeasance of the non-recourse bonds related to STLDC on September 30, 2013, as a result of which, we incurred a $1.5 million loss on extinguishment of debt which represented the excess of the reacquisition price over the carrying value of the bonds and other defeasance related fees and expenses; and (iii) in the fourth quarter 2013, we completed a tender offer and redemption of our 7 3/4% Senior Notes which resulted in a loss of $17.7 million related to the tender premium and deferred costs associated with the 7 3/4% Senior Notes. This loss was partially offset by proceeds of $4.0 million received for the settlement of the interest rate swaps related to the 7 3/4% Senior Notes. The loss on extinguishment of debt in 2012 was the result of our early redemption of the MCF Bonds. Refer to Note 14 — Debt of the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Income Tax Benefit

	2013	Effective Rate	2012	Effective Rate
	(Dollars in thousands)
Income Tax Benefit	$(26,050)	(30.6)%	$(40,562)	(40.4)%

The income tax benefit was $26.1 million in 2013 compared to $40.6 million in 2012 and the effective tax rate increased from (40.4)% to (30.6%). The benefit in both years is primarily attributable to our REIT conversion which became effective January 1, 2013. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. The Company’s wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. In 2013, GEO had a net tax benefit relating to its REIT conversion, IRS settlement and miscellaneous nonrecurring items of $21.9 million. Together these items had a favorable impact to the effective tax rate. In 2012, GEO had a net tax benefit relating to the REIT conversion of $79.0 million which was primarily related to the reversal of certain deferred tax assets and liabilities upon conversion.

Equity in Earnings of Affiliates

	2013	% of Revenue	2012	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$6,265	0.4%	$3,578	0.2%	$2,687	75.1%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings of SACS and GEOAmey, respectively. Overall, we experienced an increase in equity in earnings of affiliates during 2013 compared to 2012, which is primarily due to increased performance from the operations of GEOAmey in 2013 compared to 2012.

2012 versus 2011

Revenues

	2012	% of Revenue	2011	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$974,780	65.9%	$925,098	65.7%	$49,682	5.4%
GEO Community Services	291,891	19.7%	280,080	19.9%	11,811	4.2%
International Services	212,391	14.4%	201,994	14.4%	10,397	5.1%

Total	$1,479,062	100.0%	$1,407,172	100.0%	$71,890	5.1%

U.S. Corrections & Detention

Revenues increased in 2012 as compared to 2011 primarily due to aggregate increases of $55.6 million due to the activation and intake of inmates at Adelanto East, Riverbend Correctional Facility (“Riverbend”) and Karnes Civil Detention Center (“Karnes”). We also experienced aggregate increases in revenues of $37.5 million at certain of our facilities primarily due to net increases in population, transportation services and/or rates, including the expansion of New Castle in the first quarter of 2012. These increases were partially offset by an aggregate decrease of $44.0 million due to contract terminations and other decreases primarily related to lower populations at some facilities.

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

International Services

Revenues for our International Services segment during 2012 increased by $10.4 million over 2011 primarily due to the following factors: (i) aggregate increases at our Australian subsidiary of $7.8 million related to population increases, contractual increases linked to the inflationary index and the provision of additional services under certain contracts; (ii) aggregate increases at our South African subsidiary of $1.4 million primarily due to increases in the inflationary index; and (iii) an increase of $7.3 million due to the provision of additional services at Harmondsworth Immigration Removal Centre (“Harmondsworth”) and the assumption of operations at Dungavel Immigration Removal Centre (“Dungavel”) on September 25, 2011. These increases were partially offset by decreases of $2.7 million as a result of foreign exchange rate fluctuations and a decrease of $4.0 million in revenues due to the termination of the management contracts for the operation of Campsfield House Immigration Removal Centre (“Campsfield House”).

Operating Expenses

	2012	% of Segment Revenues	2011	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$689,226	70.7%	$654,609	70.8%	$34,617	5.3%
GEO Community Services	199,752	68.4%	194,539	69.5%	5,213	2.7%
International Services	200,254	94.3%	186,862	92.5%	13,392	7.2%

Total	$1,089,232	73.6%	$1,036,010	73.6%	$53,222	5.1%

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

International Services

Operating expenses for our International Services segment during 2012 increased $13.4 million over the prior year primarily due to: (i) an increase in operating expenses at our Australian and South African subsidiaries of $7.2 million related to increases in population and additional services provided at certain of those facilities; and (ii) a net increase of $8.4 million in operating expenses in the United Kingdom primarily due to the opening of Dungavel on September 25, 2011, partially offset by the termination of our contract for the management of Campsfield House effective in May 2011, and an increase in international bid costs incurred during 2012. These net increases were partially offset by a decrease of $2.7 million as a result of foreign exchange rate fluctuations.

Depreciation and Amortization

	2012	% of Segment Revenue	2011	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$62,578	6.4%	$55,207	6.0%	$7,371	13.4%
GEO Community Services	26,738	9.2%	24,271	8.7%	2,467	10.2%
International Services	2,369	1.1%	2,070	1.0%	299	14.4%

Total	$91,685	6.2%	$81,548	5.8%	$10,137	12.4%

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

The increase in interest expense of $6.8 million is attributable to more indebtedness outstanding in 2012 compared to 2011. We incurred $2.2 million in additional interest expense during 2012 due to the issuance of our 6.625% Senior Notes in February 2011. We also incurred aggregate increases in interest expense of $5.3 million due to greater outstanding borrowings under our Prior Senior Credit Facility and due to the issuance of non-recourse debt by our wholly owned subsidiary in December 2011. We also had a reduction in capitalized interest in 2012 of $1.8 million due to the completion of the Karnes and Adelanto projects in the first half of 2012. These increases were partially offset by decreases in interest expense aggregating $2.3 million primarily due to lower outstanding borrowings on certain of our other non-recourse debt.

Loss on Early Extinguishment of Debt

	2012	% of Revenue	2011	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Early Extinguishment of Debt	$8,462	0.6%	$—	—%	$8,462	100.0%

The loss on early extinguishment of debt in 2012 was the result of our early redemption of the MCF Bonds and consisted of a make-whole premium of $14.9 million which includes $0.1 million of bond redemption costs, offset by the effect of the unamortized bond premium of $6.4 million.

Provision (Benefit) for Income Taxes

	2012	Effective Rate	2011	Effective Rate
	(Dollars in thousands)
Provision (Benefit) for Income Taxes	$(40,562)	(40.4)%	$43,172	38.8%

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

In connection with GEOAmey, our joint venture in the United Kingdom, we and our joint venture partner have each provided a line of credit of £12 million, or $19.8 million, based on exchange rates as of December 31, 2013, for GEOAmey’s operations.

We are currently developing a number of projects using Company financing. We estimate that these existing capital projects will cost approximately $68.9 million, of which $19.8 million was spent through the fiscal year ended December 31, 2013. We have future committed capital projects for which we estimate our remaining capital requirements to be approximately $49.1 million, which will be spent through fiscal years 2014 and 2015. Capital expenditures related to facility maintenance costs are expected to be approximately $23.0 million for fiscal year 2014. In addition to these current estimated capital requirements for 2014 and 2015, we are currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements could materially increase.

Liquidity and Capital Resources

Credit Agreement

On April 3, 2013, we entered into the Amended and Restated Credit Agreement with GEO Corrections Holdings, Inc. (with GEO as the sole term loan borrower, and GEO and GEO Corrections Holdings, Inc. as joint and several revolver borrowers), BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto. The Credit Agreement evidences a Senior Credit Facility consisting of a $300 million Term Loan initially bearing interest at LIBOR plus 2.50% (with a LIBOR floor of 0.75%), and a $700 million revolving credit facility initially bearing interest at LIBOR plus 2.50% (with no LIBOR floor), in each case subject to adjustment based on a total leverage ratio pricing grid. We also have the ability to increase the Senior Credit Facility by an additional $350 million, subject to lender demand, prevailing market conditions and satisfying the borrowing and other conditions thereunder. The Revolver component is scheduled to mature on April 3, 2018 and the Term Loan component is scheduled to mature on April 3, 2020. The Term Loan and Revolver may be prepaid in whole or in part by us at any time without premium or penalty, subject to certain conditions. The Senior Credit Facility is a refinancing of the Fourth Amended and Restated Credit Agreement which consisted of a Term Loan A, Term Loan A-2, Term Loan A-3, Term Loan B and a revolver.

As of December 31, 2013, we had $298.5 million in aggregate borrowings outstanding, net of discount, under the Term Loan and $340.0 million in borrowings under the Revolver, and approximately $61.0 million in letters of credit which left $299.0 million in additional borrowing capacity under the Revolver.

In addition to the debt outstanding under the Senior Credit Facility, the 6.625% Senior Notes, the 5.125% Senior Notes, and the 5 7/8% Senior Notes (each of which is discussed below), we also have significant debt obligations which, although these obligations are non-recourse to us, require cash expenditures for debt service. Our significant debt obligations could have material consequences. See “Risk Factors — Risks Related to Our High Level of Indebtedness” in Item 1A of this Annual Report on Form 10-K. We are exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. We also have guaranteed certain obligations for our South African joint venture and other of our international subsidiaries. These non-recourse obligations, commitments and contingencies and guarantees are further discussed in Notes 1, 14 and 18 of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

We are also considering opportunities for future business and/or asset acquisitions. If we are successful in our pursuit of these new projects, our cash on hand, cash flows from operations and borrowings under the existing Senior Credit Facility may not provide sufficient liquidity to meet our capital needs through 2014 and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indentures governing the 6.625% Senior Notes, the 5.125% Senior Notes, the 5 7/8% Senior Notes, and our Senior Credit Facility. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we expect to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

As a REIT, we are subject to a number of organizational and operational requirements, including a requirement that we annually distribute to our shareholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain). Generally, we expect to distribute all or substantially all of our REIT taxable income so as not to be subject to the income or excise tax on undistributed REIT taxable income. The amount, timing and frequency of distributions will be at the sole discretion of our Board of Directors and will be based upon various factors. We began paying regular distributions in 2013. On January 17, 2013, our Board of Directors declared GEO’s first quarterly REIT cash dividend of $0.50 per share of common stock, which was paid on March 1, 2013 to shareholders of record as of the close of business on February 15, 2013. On May 7, 2013, the Board of Directors declared a quarterly cash dividend of $0.50 per share of common stock, which was paid on June 3, 2013 to shareholders of record as of the close of business on May 20, 2013. On July 30, 2013, the Board of Directors declared a quarterly cash dividend of $0.50 per share of common stock, which was paid on August 29, 2013 to shareholders of record as of the close of business on August 19, 2013. On November 1, 2013, the Board of Directors declared a quarterly cash dividend of $0.55 per share of common stock which was paid on November 26, 2013 to shareholders of record as of the close of business on November 14, 2013.

We plan to fund all of our capital needs, including distributions of our REIT taxable income in order to maintain our REIT qualification under the Code, and capital expenditures, from cash on hand, cash from operations, borrowings under our Senior Credit Facility and any other financings which our management and Board, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under the $700.0 million Revolver. Our management believes that cash on hand, cash flows from operations and availability under our Senior Credit Facility will be adequate to support our capital requirements for 2014 and 2015 as disclosed under “Capital Requirements” above.

Senior Credit Facility

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

The Credit Agreement contains certain representations and warranties, certain affirmative covenants and certain negative covenants that (subject to certain exceptions and allowances) restrict our ability to, among other things, (i) create, incur or assume indebtedness, (ii) create, incur, assume or permit liens, (iii) make loans and other investments, (iv) engage in mergers, acquisitions, liquidations and asset sales, (v) make certain restricted payments, (vi) issue, sell or otherwise dispose of certain types of non-common equity, (vii) engage in transactions with affiliates, (viii) allow the total leverage ratio to exceed 5.75 to 1.00, allow the senior secured leverage ratio to exceed 3.50 to 1.00 or allow the interest coverage ratio to be less than 3.00 to 1.00, (ix) cancel, forgive, make any voluntary or optional payment or prepayment on, or redeem or acquire for value certain of our senior notes, except as permitted, (x) alter the business we conduct, and (xi) materially impair our lenders’ security interests in the collateral for our loans.

The Senior Credit Facility generally requires the Interest Coverage Ratio to be calculated as (a) Adjusted EBITDA (as defined under the Senior Credit Facility) for any period of four consecutive fiscal quarters to (b) Interest Expense (as defined under the Senior Credit Facility), minus Interest Expense attributable to Indebtedness of Unrestricted Subsidiaries and Other Consolidated Persons that is Non-Recourse to us and the Restricted Subsidiaries for such four quarter period (capitalized terms are defined in the Senior Credit Facility).

Events of default under the Credit Agreement include, but are not limited to, (i) our failure to pay principal or letter of credit reimbursement obligations when due or to pay any interest or other amounts within three business days of the payment deadline, (ii) our material breach of any representations or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness, (vi) unsatisfied final monetary judgments over a specified threshold, (vii) material environmental liability claims which have been asserted against us, and (viii) a change in control. All of the obligations under the Credit Agreement are unconditionally guaranteed by each of our domestic subsidiaries that are restricted subsidiaries under the Senior Credit Facility. The Senior Credit Facility and the related guarantees are secured on a first-priority basis by substantially all of our present and future tangible and intangible assets, subject to certain exceptions, and all present and future tangible and intangible assets, subject to certain exceptions, of each guarantor. Our failure to comply with any of the covenants under our Credit Agreement could cause an event of default under such documents and result in an acceleration of all outstanding senior secured indebtedness. We believe we were in compliance with all of the covenants of the Credit Agreement as of December 31, 2013.

6.625% Senior Notes

On February 10, 2011, we completed an offering of $300.0 million aggregate principal amount of 6.625% Senior Notes in a private offering under the indenture dated as of February 10, 2011 among us, certain of our domestic subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee. The 6.625% Senior Notes were offered and sold to “qualified institutional buyers” in accordance with Rule 144A under the Securities Act, and outside the United States to non-U.S. persons in accordance with Regulation S under the Securities Act. The 6.625% Senior Notes were issued at a coupon rate and yield to maturity of 6.625%. Interest on the 6.625% Senior Notes is payable semi-annually in cash in arrears on February 15 and August 15 each year. The 6.625% Senior Notes mature on February 15, 2021. The 6.625% Senior Notes and the guarantees are our general unsecured senior obligations and rank equally in right of payment with all of our and the guarantors’ existing and future unsecured senior debt, including our 5.125% Senior Notes and the 5 7/8% Senior Notes. The 6.625% Senior Notes and the guarantees are effectively subordinated to any of our and the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt, including all anticipated borrowings under the Senior Credit Facility. The 6.625% Senior Notes are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 6.625% Senior Notes.

At any time on or prior to February 15, 2014, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of outstanding 6.625% Senior Notes issued under the indenture at a redemption price of 106.625% of their principal amount, plus accrued and unpaid interest and Liquidated Damages (as defined in the indenture), if any, to the redemption date, with the net cash proceeds of one or more equity offerings; provided, that: (1) at least 65% of the aggregate principal amount of 6.625% Senior Notes issued under the indenture (including any additional notes) remains outstanding immediately after the occurrence of such redemption (excluding notes held by us and our subsidiaries); and (2) the redemption occurs within 90 days of the date of the closing of such equity offering. In addition, we may, at our option, redeem all or part of the 6.625% Senior Notes prior to February 15, 2016, at a redemption price equal to 100% of the principal amount of each note to be redeemed plus a “make whole” premium, together with accrued and unpaid interest and Liquidated Damages, if any, to the date of redemption.

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

Year	Percentage
2016	103.313%
2017	102.208%
2018	101.104%
2019 and thereafter	100.000%

If there is a “change of control” (as defined in the indenture), holders of the 6.625% Senior Notes will have the right to cause us to repurchase their 6.625% Senior Notes at a price equal to 101% of the principal amount of the 6.625% Senior Notes repurchased plus accrued and unpaid interest and Liquidated Damages, if any, to the purchase date.

The indenture governing the notes contains certain covenants, including limitations and restrictions on us and our restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of our assets. As of the date of the indenture, all of our subsidiaries, other than certain dormant domestic and other subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. Our failure to comply with certain of the covenants under the indenture governing the 6.625% Senior Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. Our unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. We believe we were in compliance with all of the covenants of the indenture governing the 6.625% Senior Notes as of December 31, 2013.

The indenture also contains events of default with respect to, among other things, the following: failure by us to pay interest and Liquidated Damages, if any, on the 6.625% Senior Notes when due, which failure continues for 30 days; failure by us to pay the principal of, or premium, if any, on, the 6.625% Senior Notes when due; failure by us or any of our restricted subsidiaries to comply with their obligations to offer to repurchase the 6.625% Senior Notes at the option of the holders of the 6.625% Senior Notes upon a change of control, to offer to redeem notes under certain circumstances in connection with asset sales with “excess proceeds” (as defined in the indenture) in excess of $25.0 million or to observe certain restrictions on mergers, consolidations and sales of substantially all of their assets; the failure by us or any guarantor to comply with any of the other agreements in the indenture, which failure continues for 60 days after notice; and certain events of bankruptcy or insolvency of us or a restricted subsidiary that is a significant subsidiary or any group of restricted subsidiaries that together would constitute a significant subsidiary. We realized net proceeds of $293.3 million upon the closing of the transaction and used the net proceeds of the offering, together with borrowings of $150.0 million under the Prior Senior Credit Facility, to finance the BI Acquisition. The remaining net proceeds from the offering were used for general corporate purposes.

Under the terms of the registration rights agreement, dated as of February 10, 2011, among us, the guarantors and the initial purchasers of the notes, we agreed to register under the Securities Act notes having terms identical in all material respects to the 6.625% Senior Notes (the “6.625% Exchange Notes”) and to make an offer to exchange the 6.625% Exchange Notes for the 6.625% Senior Notes. We filed the registration statement on April 12, 2011 which was declared effective on July 22, 2011. We launched the exchange offer on July 25, 2011 and the exchange offer expired on August 22, 2011.

5.125% Senior Notes

On March 19, 2013, we completed an offering of $300.0 million aggregate principal amount of 5.125% Senior Notes in a private offering under the indenture dated as of March 19, 2013 among us, certain of our domestic subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee. The 5.125% Senior Notes were offered and sold to “qualified institutional buyers” in accordance with Rule 144A under the Securities Act, and outside the United States to non-U.S. persons in accordance with Regulation S under the Securities Act. The 5.125% Senior Notes mature on April 1, 2023 and have a coupon rate and yield to maturity of 5.125%. Interest on the 5.125% Senior Notes is payable semi-annually in cash in arrears on April 1 and October 1 each year. The 5.125% Senior Notes are guaranteed on a senior unsecured basis by all of our restricted subsidiaries that guarantee obligations under the Senior Credit Facility, our 6.625% Senior Notes, and our 5 7/8% Senior Notes. The 5.125% Senior Notes and the guarantees are our general unsecured senior obligations and rank equally in right of payment with all of our and the guarantors’ existing and future unsecured senior debt, including our 6.625% Senior Notes and the 5 7/8% Senior Notes. The 5.125% Senior Notes and the guarantees are effectively subordinated to any of our and the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt, including all anticipated borrowings under the Senior Credit Facility. The 5.125% Senior Notes are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 5.125% Senior Notes.

At any time on or prior to April 1, 2016, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of outstanding 5.125% Senior Notes issued under the indenture at a redemption price of 105.125% of their principal amount plus accrued and unpaid interest and Liquidated Damages (as defined in the indenture), if any, to the redemption date, with the net cash proceeds of one or more equity offerings (as defined in the indenture); provided, that: (1) at least 65% of the aggregate principal amount of 5.125% Senior Notes issued under the indenture (including any additional notes) remains outstanding immediately after the occurrence of such redemption (excluding notes held by us and our subsidiaries); and (2) the redemption occurs within 90 days of the date of the closing of such equity offering. At any time prior to April 1, 2018, we may, at our option, redeem all or a part of the 5.125% Senior Notes upon not less than 30 days nor more than 60 days prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) the Applicable Premium (as defined in the indenture) as of the date of redemption, plus (iii) accrued and unpaid interest and Liquidated Damages, if any, to the date of redemption.

On or after April 1, 2018, we may, at our option, redeem all or a part of the 5.125% Senior Notes upon not less than 30 days nor more than 60 days notice at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and Liquidated Damages, if any, on the 5.125% Senior Notes redeemed, to the applicable redemption date, if redeemed during the 12 months period beginning on April 1 of the years indicated below:

Year	Percentage
2018	102.563%
2019	101.708%
2020	100.854%
2021 and thereafter	100.000%

As discussed above, on April 3, 2013, our Prior Senior Credit Facility was refinanced and a portion of the proceeds of the 5.125% Senior Notes were used to pay the outstanding Prior Term Loans under the Senior Credit Facility. Loan costs of $6.8 million were incurred and capitalized in connection with the issuance of the 5.125% Senior Notes.

If there is a “change of control” (as defined in the indenture), holders of the 5.125% Senior Notes will have the right to cause us to repurchase their 5.125% Senior Notes at a price equal to 101% of the principal amount of the 5.125% Senior Notes repurchased plus accrued and unpaid interest and Liquidated Damages, if any, to the purchase date.

The indenture governing the 5.125% Senior Notes contains certain covenants, including limitations and restrictions on our and our restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of our assets. As of the date of the indenture, all of our subsidiaries, other than certain dormant domestic and other subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. Our failure to comply with certain of the covenants under the indenture governing the 5.125% Senior Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. Our unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. We believe we were in compliance with all of the covenants of the indenture governing the 5.125% Senior Notes as of December 31, 2013.

The indenture also contains events of default with respect to, among other things, the following: failure by us to pay interest and Liquidated Damages, if any, on the 5.125% Senior Notes when due, which failure continues for 30 days; failure by us to pay the principal of, or premium, if any, on, the 5.125% Senior Notes when due; failure by us or any of our restricted subsidiaries to comply with their obligations to offer to repurchase the 5.125% Senior Notes at the option of the holders of the 5.125% Senior Notes upon a change of control, to offer to redeem notes under certain circumstances in connection with asset sales with “excess proceeds” (as defined in the indenture) in excess of $25.0 million or to observe certain restrictions on mergers, consolidations and sales of substantially all of their assets; the failure by us or any guarantor to comply with any of the other agreements in the indenture, which failure continues for 60 days after notice; and certain events of bankruptcy or insolvency of us or a restricted subsidiary that is a significant subsidiary or any group of restricted subsidiaries that together would constitute a significant subsidiary.

Under the terms of a registration rights agreement dated as of March 19, 2013, among us, the guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the representative of the initial purchasers of the 5.125% Senior Notes, we agreed to register under the Securities Act the 5.125% Exchange Notes and to make an offer to exchange the 5.125% Exchange Notes for the 5.125% Senior Notes. We filed the registration statement on May 30, 2013 which was declared effective on September 12, 2013. We launched the exchange offer on September 13, 2013 and the exchange offer expired on October 11, 2013.

5 7/8% Senior Notes

On October 3, 2013, we completed an offering of $250.0 million aggregate principal amount of 5 7/8% Senior Notes in a private offering under the indenture dated as of October 3, 2013 among us, certain of our domestic subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee. The 5 7/8% Senior Notes were offered and sold to “qualified institutional buyers” in accordance with Rule 144A under the Securities Act, and outside the United States to non-U.S. persons in accordance with Regulations S under the Securities Act. The 5 7/8% Senior Notes were issued at a coupon rate and yield to maturity of 5 7/8% . Interest on the 5 7/8% Senior Notes is payable semi-annually in cash in arrears on January 15 and July 15 each year. The 5 7/8% Senior Notes mature on January 15, 2022. The 5 7/8% Senior Notes and the guarantees are our general unsecured senior obligations and rank equally in right of payment with all of our and the guarantors’ existing and future unsecured senior debt, including our 6.625% Senior Notes and the 5.125% Senior Notes. The 5 7/8% Senior Notes and the guarantees are effectively subordinated to any of our and the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt, including all anticipated borrowings under the Senior Credit Facility. The 5 7/8% Senior Notes are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 5 7/8% Senior Notes.

Up to 35% of the aggregate principal amount of the 5 7/8% Senior Notes may be redeemed on or prior to January 15, 2016, with the net cash proceeds from certain equity offerings at a redemption price equal to 105.875% of their principal amount, plus accrued and unpaid interest and Liquidated Damages (as defined in the indenture), if any, to the redemption date. In addition, we may, at our option, redeem the 5 7/8% Senior Notes in whole or in part before January 15, 2017 at a redemption price equal to 100% of the principal amount of the 5 7/8% Senior Notes being redeemed plus a “make-whole” premium, together with accrued and unpaid interest and Liquidated Damages, if any, to the redemption date. On or after January 15, 2017, we may, at our option, redeem all or part of the 5 7/8% Senior Notes upon not less than 30 days nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and including Liquidated Damages, if any, on the 5 7/8% Senior Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on January 15 of the years indicated below:

Year	Percentage
2017	104.406%
2018	102.938%
2019	101.469%
2020 and thereafter	100.000%

If there is a “change of control” (as defined in the indenture), holders of the 5 7/8% Senior Notes will have the right to cause us to repurchase their 5 7/8% Senior Notes at a price equal to 101% of the principal amount of the 5 7/8% Senior Notes repurchased plus accrued and unpaid interest and Liquidated Damages, if any, to the purchase date.

The indenture governing the 5 7/8% Senior Notes contains certain covenants, including limitations and restrictions on our and our restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of the Company’s assets. As of the date of the indenture, all of our subsidiaries, other than certain dormant domestic and other subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. Our failure to comply with certain of the covenants under the indenture governing the 5 7/8% Senior Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. Our unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. We believe we were in compliance with all of the covenants of the indenture governing the 5 7/8% Senior Notes as of December 31, 2013.

The indenture also contains events of default with respect to, among other things, the following: failure by us to pay interest and Liquidated Damages, if any, on the 5 7/8% Senior Notes when due, which failure continues for 30 days; failure by us to pay the principal of, or premium, if any, on, the 5 7/8% Senior Notes when due; failure by us or any of our restricted subsidiaries to comply with their obligations to offer to repurchase the 5 7/8% Senior Notes at the option of the holders of the 5 7/8% Senior Notes upon a change of control, to offer to redeem notes under certain circumstances in connection with asset sales with “excess proceeds” (as defined in the indenture) in excess of $25.0 million or to observe certain restrictions on mergers, consolidations and sales of substantially all of their assets; the failure by us or any guarantor to comply with any of the other agreements in the indenture, which failure continues for 60 days after notice; and certain events of bankruptcy or insolvency of us or a restricted subsidiary that is a significant subsidiary or any group of restricted subsidiaries that together would constitute a significant subsidiary. We used the net proceeds from the offering, together with cash on hand, to fund the repurchase, redemption or other discharge of our 7 3/4% Senior Notes (see discussion below) and to pay related transaction fees and expenses. Loan costs of $5.9 million were incurred and capitalized in connection with the offering.

Under the terms of the registration rights agreement, dated as of October 3, 2013, among us, the guarantors and Wells Fargo Securities, LLC, as the representative of the initial purchasers of the notes, we agreed to register under the Securities Act the 5 7/8% Exchange Notes and to make an offer to exchange the 5 7/8% Exchange Notes for the 5 7/8% Senior Notes. We filed the registration statement on October 2, 2013 which was declared effective on January 6, 2014. We launched the exchange offer on January 6, 2014 and the exchange offer expired on February 4, 2014.

7 3/4% Senior Notes

On October 20, 2009, we completed a private offering of $250.0 million in aggregate principal amount of our 7 3/4% Senior Notes. These senior unsecured notes paid interest semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on April 15, 2010.

On September 19, 2013, we announced the commencement of a cash tender offer and consent solicitation for any and all of our outstanding 7 3/4% Senior Notes. On October 3, 2013, we completed the purchase of $209.1 million in aggregate principal amount of our 7 3/4% Senior Notes validly tendered in connection with our tender offer and consent solicitation on or prior to the consent payment deadline. On November 4, 2013, we completed the redemption of the remaining 7 3/4% Senior Notes in connection with the terms of the notice of redemption delivered to the noteholders pursuant to the terms of the indenture governing the 7 3/4% Senior Notes. We financed the purchase of the 7 3/4% Senior Notes under the tender offer and the redemption of the remaining 7 3/4% Senior Notes with the net cash proceeds from the 5 7/8% Senior Notes and cash on hand (see discussion above).

Non-Recourse Debt

South Texas Detention Complex

We had a debt service requirement related to the development of the South Texas Detention Complex, a 1,904-bed detention complex in Frio County, Texas acquired in November 2005 from Correctional Services Corporation (“CSC”). CSC was awarded the contract in February 2004 by the Department of Homeland Security, ICE for development and operation of the detention center. In order to finance the construction of the complex, STLDC was created and issued $49.5 million in taxable revenue bonds. These bonds matured in February 2016 and had fixed coupon rates between 4.63% and 5.07%. Additionally, we were owed $5.0 million in the form of subordinated notes by STLDC which represented the principal amount of financing provided to STLDC by CSC for initial development.

On September 30, 2013, we completed a legal defeasance of the $49.5 million taxable revenue bonds with an outstanding balance of $17.2 million which were to mature in February 2016. Upon closing of the transaction, we received $17.3 million of funds held in trust with respect to the STLDC which was held for future debt service and other reserves. These funds were previously included in our current and non-current restricted cash and investments. In connection with the defeasance, we incurred a $1.5 million loss on extinguishment of debt which represented the excess of the reacquisition price of the defeasance over the net carrying value of the bonds and other defeasance related fees and expenses.

Northwest Detention Center

On June 30, 2003, CSC arranged financing for the construction of a detention center in Tacoma, Washington, referred to as the Northwest Detention Center, which was completed and opened for operation in April 2004. We began to operate this facility following our acquisition of CSC in November 2005 (this facility was expanded by us in 2009 to 1,575 beds from the original 1,030 beds).

In connection with the original financing, CSC of Tacoma, LLC, a wholly owned subsidiary of CSC, issued a $57.0 million note payable to the Washington Economic Development Finance Authority (“WEDFA”), an instrumentality of the State of Washington, which issued revenue bonds (“2003 Revenue Bonds”) and subsequently loaned the proceeds of the bond issuance back to CSC for the purposes of constructing the

Northwest Detention Center. The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. The bonds are non-recourse to us and the loan from WEDFA to CSC is non-recourse to us. These bonds mature in October 2014 and have fixed coupon rates of 4.10%.

Additionally, on December 9, 2011, WEDFA issued $54.4 million of its Washington Economic Development Finance Authority Taxable Economic Development Revenue Bonds, series 2011 (“2011 Revenue Bonds”). The bonds were rated AA- by Standard & Poor’s Ratings Services and the scheduled payment of principal and interest is guaranteed by municipal bond insurance issued by Assured Guaranty Municipal Corp. The 2011 Revenue Bonds have an average all-in cost of approximately 6.4%, including debt issuance costs and the bond discount, and maturity dates ranging from October 1, 2014 through October 1, 2021. The 2011 Revenue Bonds were issued to provide funds to make a loan to CSC of Tacoma, LLC for purposes of reimbursing us for costs incurred by us for the 2009 expansion of the Northwest Detention Facility and paying the costs of issuing the 2011 Revenue Bonds. The payment of principal and interest on the bonds is non-recourse to us. None of the bonds nor CSC’s obligations under the loan are our obligations nor are they guaranteed by us.

As of December 31, 2013, the remaining balance of the debt service requirement related to the 2003 Revenue Bonds and 2011 Revenue Bonds is $61.2 million, of which $11.8 million is classified as current in the accompanying balance sheet. As of December 31, 2013, included in restricted cash and investments is $11.5 million (all current) of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves which had not been released to us as of December 31, 2013.

Australia

Our wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to us and total $23.9 million (AUD 26.9 million) and $34.8 million (AUD 33.6 million) at December 31, 2013 and December 31, 2012, respectively, based on exchange rates in effect as of December 31, 2013. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million along with interest earned on the account, which, at December 31, 2013, was $5.1 million (including interest) based on exchange rates in effect as of December 31, 2013. This amount is included in non-current restricted cash and the annual maturities of the future debt obligation are included in Non-Recourse Debt.

Guarantees

In connection with the creation of SACS, we entered into certain guarantees related to the financing, construction and operation of the prison. We guaranteed certain obligations of SACS under our debt agreements to SACS’ senior lenders through the issuance of letters of credit for 60.0 million South African Rand. During the fiscal year ended January 1, 2012, we were notified by SACS’ lenders that these guarantees were reduced from 60.0 million South African Rand to 34.8 million South African Rand, or $3.3 million based on exchange rates as of December 31, 2013. Additionally, SACS was required to fund a Rectification Account for the repayment of certain costs in the event of contract termination. As such, we had guaranteed the payment of 60% of amounts which may have been payable by SACS into the Rectification Account by providing a standby letter of credit of 8.4 million South African Rand as security for this guarantee. During the fiscal year ended December 31, 2012, SACS met its obligation for the funding of the Rectification Account and the letter of credit for 8.4 million South African Rand relative to this guarantee was not renewed. In the event SACS is unable to maintain the required funding in the Rectification Account, the guarantee for the shortfall will need to be re-instated. No amounts were drawn against these letters of credit. The remaining guarantee of 34.8 million South African Rand is included as part of the value of our outstanding letters of credit under our Revolver as of December 31, 2013.

In addition to the above, we have also agreed to provide a loan, of up to 20.0 million South African Rand, or $1.9 million based on exchange rates as of December 31, 2013, referred to as the Shareholder’s Loan, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Shareholder’s Loan, and we do not currently anticipate that such funding will be required by SACS in the future. Our obligations under the Shareholder’s Loan expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. The lenders’ ability to draw on the Shareholder’s Loan is limited to certain circumstances, including termination of the contract.

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

In connection with a design, build, finance and maintenance contract for a facility in Canada, we guaranteed certain potential tax obligations of a trust. The potential estimated exposure of these obligations is Canadian Dollar (“CAD”) $2.5 million, or $2.3 million based on exchange rates as of December 31, 2013, commencing in 2017. We have a liability of $2.0 million and $2.2 million related to this exposure included in Other Non-Current Liabilities as of December 31, 2013 and December 31, 2012, respectively. To secure this guarantee, we purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. We have recorded an asset equal to the current fair market value of those securities included in Other Non-Current Assets as of December 31, 2013 and December 31, 2012, respectively, on our consolidated balance sheets. We do not currently operate or manage this facility.

At December 31, 2013, we also had eight letters of guarantee outstanding under separate international facilities relating to performance guarantees of our Australian subsidiary totaling $10.8 million.

In connection with the creation of GEOAmey, we and our joint venture partner guarantee the availability of working capital in equal proportion to ensure that GEOAmey can comply with current and future contractual commitments related to the performance of our operations. We and the 50% joint venture partner have each extended a £12 million line of credit of which £12.0 million, or $19.8 million based on exchange rates as of December 31, 2013, was outstanding as of December 31, 2013. Our maximum exposure relative to the joint venture is its note receivable of $19.8 million and future financial support necessary to guarantee performance under the contract.

Executive Retirement Agreements

We have a non-qualified deferred compensation agreement with our Chief Executive Officer, which we refer to as our CEO. The current agreement, as amended, provides for a lump sum payment upon retirement, no sooner than age 55. As of December 31, 2013, our CEO had reached age 55 and was eligible to receive the payment upon retirement. On August 22, 2012, the agreement was amended to eliminate the tax gross-up provision for taxes applicable to our CEO’s lump sum retirement payment. In exchange for the elimination of the tax gross-up provision, the amount of the lump sum retirement payment our CEO is entitled to receive has been proportionately increased so that our CEO would receive substantially the same net benefit he would otherwise have received if the tax gross-up provision remained in place. If our CEO had retired as of December 31, 2013, we would have had to pay him $6.8 million. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity.

Off-Balance Sheet Arrangements

Except as discussed above, we do not have any off balance sheet arrangements.

We are also exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. See Note 18 — Commitments and Contingencies of the notes to our consolidated financial statements.

Derivatives

Our Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. We have determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt, to be an effective cash flow hedge. Accordingly, we record the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total net unrealized gain (loss) recognized in the periods and recorded in accumulated other comprehensive income (loss), net of tax, related to this cash flow hedge was $(0.5) million and $(1.2) million for the fiscal years ended December 31, 2012 and January 1, 2012, respectively. The net unrealized gain (loss) for the year ended December 31, 2013 was not significant. The total value of the swap liability as of December 31, 2013 and December 31, 2012 was $0.4 million and $0.7 million, respectively, and is recorded as a component of other liabilities in the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the fiscal periods presented. We do not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).

Contractual Obligations

The following is a table of certain of our contractual obligations, as of December 31, 2013, which requires us to make payments over the periods presented.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-Term Debt	$850,221	$185	$25	$8	$850,003
Term Loan	298,500	3,000	6,000	6,000	283,500
Revolver	340,000	—	—	340,000	—
Capital Lease Obligations (includes imputed interest)	16,722	1,949	3,867	3,870	7,036
Operating Lease Obligations	153,659	38,028	58,872	32,871	23,888
Non-Recourse Debt	85,091	17,978	27,193	16,911	23,009
Estimated interest payments on debt(a)	718,814	79,303	169,064	173,683	296,764
Estimated funding of pension and other post retirement benefits	20,034	7,228	874	976	10,956
Estimated construction commitments	49,100	48,650	450	—	—
Estimated tax payments for uncertain tax positions(b)	2,542	—	2,542	—	—

Total	$2,534,683	$196,321	$268,887	$574,319	$1,495,156

(a)	Due to the uncertainties of future LIBOR rates, the variable interest payments on our Senior Credit Facility and swap agreements were calculated using an average LIBOR rate of 1.72% based on projected interest rates through fiscal 2019.
(b)	State income tax payments are reflected net of the federal income tax benefit.

Cash Flow

Cash and cash equivalents as of December 31, 2013 was $52.1 million, compared to $31.8 million as of December 31, 2012 and was impacted by the following:

Cash provided by operating activities of continuing operations in 2013, 2012 and 2011 was $192.2 million, $255.2 million, and $185.7 million, respectively. Cash provided by operating activities of continuing operations in 2013 was positively impacted by non-cash expenses such as depreciation and amortization, loss on extinguishment of debt, stock-based compensation expense and dividends received from our unconsolidated joint venture. These positive impacts were offset by changes in our working capital components which were primarily driven by increases in accounts receivable, prepaid expenses and other current assets along with decreases in accounts payable, accrued expenses and other current liabilities. Accounts receivable, prepaid expenses and other current assets increased by $27.2 million, representing a negative impact on cash. The increase was primarily driven by federal and state income tax overpayments of $22.4 million included in prepaid expenses and other current assets at December 31, 2013 and the timing of billings and collections. Increases in equity in earnings of affiliates, net of tax, the tax benefit related to equity compensation and a release of reserves for uncertain tax positions also negatively impacted cash. Accounts payable, accrued expenses and other current liabilities decreased by $10.0 million which negatively impacted cash. The decrease was primarily caused by general liability insurance settlements in 2013, a release of reserves for uncertain tax positions and the timing of payments on accounts payable and accrued payroll and related taxes.

Cash provided by operating activities of continuing operations in 2012 was positively impacted by increases in net income attributable to GEO, non-cash expenses such as depreciation and amortization and stock based compensation expense. These positive impacts were offset by the deferred income tax benefit and changes in our working capital components which were primarily driven by decreases in accounts receivable, prepaid expenses and other current assets along with increases in accounts payable, accrued expenses and other current liabilities. Accounts receivable, prepaid expenses and other current assets decreased by $44.7 million and represented a source of cash. The decrease was primarily caused by increased operations at several new facilities which opened during 2011 and 2012. Accounts payable, accrued expenses and other current liabilities increased by $27.4 million, net of acquisitions, and represented a use of cash. The increase was primarily caused by the timing of payments and a $15 million customer prepayment in 2012.

Cash provided by operating activities of continuing operations in 2011 was positively impacted by increases in net income attributable to GEO, non-cash expenses such as depreciation and amortization and stock based compensation expense as well as from cash dividends received from our joint venture in South Africa of $9.9 million. These positive impacts were offset by changes in our working capital components which were primarily driven by decreases in accounts receivable, prepaid expenses and other current assets along with decreases in accounts payable, accrued expenses and other current liabilities. Accounts receivable, prepaid expenses and other current assets decreased by $20.1 million, net of acquisitions, and represented a use of cash. The decrease was primarily due to the timing of billings and collections. Accounts payable, accrued expenses and other current liabilities decreased by $16.8 million, net of acquisitions, and represented a use of cash. The decrease was primarily caused by the timing of payments.

Cash used in investing activities by continuing operations of $99.0 million in 2013 was primarily the result of capital expenditures of $117.6 million, offset by an decrease in restricted cash of $17.4 million. Cash used in investing activities by continuing operations of $52.6 million in 2012 was primarily the result of capital expenditures of $107.6 million and the acquisition of the ownership interests in MCF of $35.2 million, offset by a decrease in restricted cash of $51.2 million and the proceeds from the RTS divestiture of $33.3 million. Cash used in investing activities in 2011 of $632.5 million primarily related to our cash consideration of the purchase of BI for $409.6 million and $222.0 million for capital expenditures.

Cash used in financing activities by continuing operations in 2013 reflects payments of $1,134.5 million on indebtedness offset by $1,238.0 million of proceeds from long term debt, including $300.0 million from the

5.125% Senior Notes, $250.0 million from the 5 7/8% Senior Notes as well as $688.0 million of borrowings under our Revolver. We also paid cash dividends of $147.2 million, deferred debt issuance costs of $23.8 million and debt issuance fees of $13.4 million.

Cash used in financing activities by continuing operations in 2012 reflects payments of $456.5 million on indebtedness offset by $358.0 million of borrowings under our Prior Senior Credit Facility which includes proceeds of $100.0 million from our prior Term Loan A-3. We also made a cash distribution of $5.8 million to the partners of MCF, paid a $102.4 million dividend to our shareholders and paid $14.9 million in fees, including a make-whole provision, related to the early extinguishment of debt in connection with the redemption of the MCF bonds.

Cash provided by financing activities by continuing operations in 2011 of $454.0 million reflects proceeds from our Prior Senior Credit Facility and 6.625% Senior Notes of $782.2 million and proceeds of $53.2 million from our 2011 Revenue Bonds, net of discount, offset by payments on indebtedness of $289.8 million. We also made a cash distribution of $4.0 million to the partners of MCF and paid $15.5 million in connection with the issuance of 2011 Revenue Bonds and the financing of the BI Acquisition. Additionally, we paid $75.0 million in 2011 for purchases of our common stock.

Inflation

We believe that inflation, in general, did not have a material effect on our results of operations during 2013, 2012 and 2011. While some of our contracts include provisions for inflationary indexing, inflation could have a substantial adverse effect on our results of operations in the future to the extent that wages and salaries, which represent our largest expense, increase at a faster rate than the per diem or fixed rates received by us for our management services.

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

Revenue

Domestically, we continue to pursue a number of opportunities for corrections and detention facilities. Continued need for corrections facilities in various states and the need for bed space at federal prisons and detention facilities are two of the factors that have contributed to these opportunities. At the state level, we recently signed two contracts with the California Department of Corrections and Rehabilitation for the housing of 1,400 inmates at our company-owned, 700-bed Central Valley Modified Community Correctional Facility and our company-owned, 700-bed Desert View Modified Community Correctional Facility. Additionally, we executed a new contract for the continued housing of California inmates at our company-owned Golden State Modified Community Correctional Facility, which increased the facility’s contract capacity from 600 to 700 beds. In Florida, the Department of Management Services awarded us three contracts for the management of 3,854 contract prison beds which are currently managed by a different private operator. Effective February 1, 2014, we assumed operation of the 1,884-bed Graceville Correctional Facility, the 985-bed Moore Haven Correctional Facility, and the 985-bed Bay Correctional Facility. At the federal level, we recently signed a contract with ICE for the development and management of a new 400-bed immigration transfer center in Alexandria, Louisiana. We continue to be encouraged by opportunities as discussed above; however any positive trends may, to some extent, be adversely impacted by government budgetary constraints in the future. While more than two-thirds of legislative fiscal directors described their state fiscal situation as stable, still seventeen states reported that at least one major category of spending was significantly over budget for fiscal year 2014 and of those, ten states indicated that their corrections budgets were overspent in the first four months of fiscal year 2014, according to a survey conducted in the Fall of 2013 by the National Conference of State Legislatures. As a result of budgetary pressures, state correctional agencies may pursue a number of cost savings initiatives which may include reductions in per diem rates and/or the scope of services provided by private operators. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Additionally, if state budgetary constraints, as discussed above, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations, contract non-renewals, and/or contract re-bids. Although we have historically had a relatively high contract renewal rate, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.

Internationally, we are exploring a number opportunities in our current markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk.

With respect to our youth services, electronic monitoring services, and re-entry services business conducted through our GEO Community business segment, we are currently pursuing a number of business development opportunities. In connection with our merger with Cornell in August 2010 and our acquisition of BI in February 2011, we have significantly expanded GEO Community’s operations by adding 36 facilities, 7 nonresidential service centers, and 35 Day Reporting Centers. We also expanded the service offerings of GEO Community by adding electronic monitoring services, community re-entry and immigration related supervision services. Relative to opportunities for community-based re-entry centers, we expect to compete for several formal solicitations from the Bureau of Prisons (the “BOP”) for re-entry centers across the country and are also working with our existing local and state correctional clients to leverage new opportunities for both residential facilities as well as non-residential day reporting centers. We continue to expend resources on informing state and local governments about the benefits of privatization and we anticipate that there will be new opportunities in the future as those efforts begin to yield results. We believe we are well positioned to capitalize on any suitable opportunities that become available in this area.

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related cost represented 58.3% of our operating expenses in 2013. Additional significant operating expenses include food, utilities and inmate medical costs. In 2013, operating expenses totaled 73.9% of our consolidated revenues. Our operating expenses as a percentage of revenue in 2014 will be impacted by the opening of any new or existing facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2014, we will incur carrying costs for facilities that are currently vacant in 2013. The carrying costs associated with the approximately 6,000 beds we are currently marketing are expected to be $21.9 million in 2014, including depreciation of $5.9 million. As of December 31, 2013, our worldwide operations include the management and/or ownership of approximately 77,000 beds at 98 correctional, detention and residential treatment, youth services and community-based facilities including idle facilities, and also include the provision of monitoring of approximately 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. In 2013, general and administrative expenses totaled 7.7% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenue in 2014 to decrease as a result of cost savings initiatives and decreases in nonrecurring costs related to our REIT conversion. We expect business development costs to remain consistent as we pursue additional business development opportunities in all of our business lines. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

Idle Facilities

We are currently marketing approximately 6,000 vacant beds at six of our idle facilities to potential customers. The annual carrying cost of idle facilities in 2013 is estimated to be $21.9 million, including depreciation expense of $5.9 million. As of December 31, 2013, these facilities had a net book value of $193.6 million. We currently do not have any firm commitment or agreement in place to activate these facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. Currently, our North Lake Correctional Facility located in Baldwin, Michigan and our Great Plains Correctional Facility located in Hinton, Oklahoma have been idle the longest of our idle facility inventory. Both facilities have been idle since October of 2010. These idle facilities are included in the U.S. Corrections & Detention segment. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if all of these idle facilities were to be activated using our U.S. Corrections & Detention average per diem rate in 2013, (calculated as the U.S. Corrections & Detention revenue divided by the number of U.S. Corrections & Detention mandays) and based on the average occupancy rate in our U.S. Corrections & Detention facilities for 2013, we would expect to receive incremental revenue of approximately $125 million and an increase in earnings per share of approximately $.35 to $.40 per share based on our average U.S. Corrections and Detention operating margin.

Forward-Looking Statements — Safe Harbor

This Annual Report on Form 10-K and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	our ability to remain qualified for taxation as a REIT;

•	our ability to fulfill our debt service obligations and its impact on our liquidity;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, the United Kingdom, Canada, and South Africa, or other countries in which we may choose to conduct our business;

•	our ability to activate the inactive beds at our idle facilities;

•	our ability to maintain occupancy rates at our facilities;

•	an increase in unreimbursed labor rates;

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

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding as of December 31, 2013 under the Senior Credit Facility of $298.5 million, for every one percent increase in the interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by $3.0 million.

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

Foreign Currency Exchange Rate Risk

We are exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. Dollar, the Australian Dollar, the Canadian Dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of December 31, 2013 with respect to our international operations, every 10 percent change in historical currency rates would have a $4.6 million effect on our financial position and a $1.5 million impact on our results of operations over the next fiscal year.

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

The consolidated financial statements have been audited by Grant Thornton LLP, independent registered public accountants, whose appointment by our Audit Committee was ratified by our shareholders. Their report, which is included in this Form 10-K expresses an opinion as to whether management’s consolidated financial statements present fairly in all material respects, the Company’s financial position, results of operations and cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. The effectiveness of our internal control over financial reporting as of December 31, 2013 has also been audited by Grant Thornton LLP, independent registered public accountants, as stated in their report which is included in this Form 10-K. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria set forth by the 1992 Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework.

The Company evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, its internal control over financial reporting as of December 31, 2013, based on the 1992 COSO Internal Control — Integrated Framework. Based on this evaluation, the Company’s management concluded that as of December 31, 2013, its internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

The GEO Group, Inc.

We have audited the internal control over financial reporting of The GEO Group, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 3, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Miami, Florida

March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

The GEO Group, Inc.

We have audited the accompanying consolidated balance sheets of The GEO Group, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The GEO Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Miami, Florida

March 3, 2014

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, 2013 and Fiscal Years Ended December 31, 2012 and January 1, 2012

	2013	2012	2011
	(In thousands, except per share data)
Revenues	$1,522,074	$1,479,062	$1,407,172
Operating Expenses (excluding depreciation and amortization)	1,124,865	1,089,232	1,036,010
Depreciation and Amortization	94,664	91,685	81,548
General and Administrative Expenses	117,061	113,792	110,015

Operating Income	185,484	184,353	179,599
Interest Income	3,324	6,716	7,032
Interest Expense	(83,004)	(82,189)	(75,378)
Loss on Extinguishment of Debt	(20,657)	(8,462)	—

Income Before Income Taxes, Equity in Earnings of Affiliates, and Discontinued Operations	85,147	100,418	111,253
Provision (Benefit) for Income Taxes	(26,050)	(40,562)	43,172
Equity in Earnings of Affiliates, net of income tax provision of $2,389, $1,660 and $2,406	6,265	3,578	1,563

Income from Continuing Operations	117,462	144,558	69,644
Income (Loss) from Discontinued Operations, net of income tax provision (benefit) of $0, $(7,805), and $4,753	(2,265)	(10,660)	7,819

Net Income	115,197	133,898	77,463
Less: (Income) loss Attributable to Noncontrolling Interests	(62)	852	1,162

Net Income Attributable to The GEO Group, Inc.	$115,135	$134,750	$78,625

Weighted Average Common Shares Outstanding:
Basic	71,116	60,934	63,425

Diluted	71,605	61,265	63,740

Income per Common Share Attributable to The GEO Group, Inc. (1):
Basic:
Income from continuing operations	$1.65	$2.39	$1.12
Income (Loss) from discontinued operations	(0.03)	(0.17)	0.12

Net income per share — basic	$1.62	$2.21	$1.24

Diluted:
Income from continuing operations	$1.64	$2.37	$1.11
Income (Loss) from discontinued operations	(0.03)	(0.17)	0.12

Net income per share — diluted	$1.61	$2.20	$1.23

(1)	Note that earnings per share tables may contain summation differences due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPRENSIVE INCOME (LOSS)

Year Ended December 31, 2013 and Fiscal Years Ended December 31, 2012 and January 1, 2012

	2013	2012	2011
	(In thousands)
Net Income	$115,197	$133,898	$77,463
Foreign currency translation adjustments, net of income tax benefit (provision) of $0, $1,784 and $999, respectively	(8,296)	1,561	(5,964)
Pension liability adjustment, net of income tax (provision) benefit of $(576), $291 and $730, respectively	914	(461)	(1,131)
Change in fair value of derivative instrument classified as cash flow hedge, net of income tax (provision) benefit of $(134), $261 and $638, respectively	183	(476)	(1,158)

Total other comprehensive income (loss), net of tax	(7,199)	624	(8,253)

Total comprehensive income	107,998	134,522	69,210
Comprehensive loss attributable to noncontrolling interests	38	968	1,274

Comprehensive income attributable to The GEO Group, Inc.	$108,036	$135,490	$70,484

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and December 31, 2012

	2013	2012
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$52,125	$31,755
Restricted cash and investments (including VIEs[1] of $0 and $6,182, respectively)	11,518	15,654
Accounts receivable, less allowance for doubtful accounts of $2,549 and $2,546	250,530	246,635
Current deferred income tax assets, net	20,936	18,290
Prepaid expenses and other current assets	49,236	24,849

Total current assets	384,345	337,183
Restricted Cash and Investments (including VIEs of $0 and $15,521, respectively)	18,349	32,756
Property and Equipment, Net (including VIEs of $0 and $25,840, respectively)	1,727,798	1,687,159
Assets Held for Sale	—	3,243
Direct Finance Lease Receivable	16,944	26,757
Non-Current Deferred Income Tax Assets	4,821	2,532
Goodwill	490,196	490,308
Intangible Assets, Net	163,400	178,318
Other Non-Current Assets	83,511	80,938

Total Assets	$2,889,364	$2,839,194

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$47,286	$50,110
Accrued payroll and related taxes	38,726	39,322
Accrued expenses	114,950	116,557
Current portion of capital lease obligations, long-term debt and non-recourse debt (including VIEs of $0 and $5,200, respectively)	22,163	53,882

Total current liabilities	223,125	259,871

Non-Current Deferred Income Tax Liabilities	14,689	15,703
Other Non-Current Liabilities	64,961	82,025
Capital Lease Obligations	10,924	11,926
Long-Term Debt	1,485,536	1,317,529
Non-Recourse Debt (including VIEs of $0 and $16,997, respectively)	66,153	104,836
Commitments and Contingencies (Note 18)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 86,662,676 and 86,007,433 issued and 72,082,071 and 71,417,034 outstanding, respectively	866	860
Additional paid-in capital	848,018	832,230
Earnings in excess of distributions	232,646	264,667
Accumulated other comprehensive income (loss)	(4,429)	2,670
Treasury stock, 14,580,605 and 14,590,399 shares, at cost, at December 31, 2013 and December 31, 2012, respectively	(53,579)	(53,615)

Total shareholders’ equity attributable to The GEO Group, Inc.	1,023,522	1,046,812
Noncontrolling interests	454	492

Total shareholders’ equity	1,023,976	1,047,304

Total Liabilities and Shareholders’ Equity	$2,889,364	$2,839,194

[1]	Variable interest entities or “VIEs”

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2013 and Fiscal Years Ended December 31, 2012 and January 1, 2012

	2013	2012	2011
	(In thousands)
Cash Flow from Operating Activities:
Net Income	$115,197	$133,898	$77,463
Net (income) loss attributable to noncontrolling interests	(62)	852	1,162

Net income attributable to The GEO Group, Inc.	115,135	134,750	78,625
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	94,664	91,685	81,548
Deferred tax provision (benefit)	(5,948)	(87,710)	44,368
Amortization of debt issuance costs, discount and/or premium	5,916	3,864	1,745
Stock-based compensation	7,889	6,543	6,113
Loss on extinguishment of debt	20,657	8,462	—
Provision for doubtful accounts	1,136	760	1,785
Loss on divestiture of RTS-non-cash	—	22,566	—
Equity in earnings of affiliates, net of tax	(6,265)	(3,578)	(1,563)
Tax benefit related to equity compensation	(2,197)	(621)	(465)
Release of reserve for uncertain tax positions	(5,701)	—	—
Loss on sale/disposal of property and equipment and assets held for sale	959	6,319	558
Dividends received from unconsolidated joint venture	3,153	—	9,911
Changes in assets and liabilities, net of acquisition:
Changes in accounts receivable, prepaid expenses and other assets	(27,239)	44,737	(20,128)
Changes in accounts payable, accrued expenses and other liabilities	(9,970)	27,410	(16,756)

Cash provided by operating activities — continuing operations	192,189	255,187	185,741
Cash provided by operating activities — discontinued operations	—	9,053	3,371

Net cash provided by operating activities	192,189	264,240	189,112

Cash Flow from Investing Activities:
Acquisition of BI, cash consideration, net of cash acquired	—	—	(409,607)
Acquisition of ownership interests in MCF	—	(35,154)	—
Proceeds from RTS divestiture	—	33,253	—
Proceeds from sale of property and equipment	205	65	1,483
Proceeds from sale of assets held for sale	1,969	5,641	7,121
Net working capital adjustment from RTS divestiture	(996)	—	—
Change in restricted cash and investments	17,412	51,189	(9,503)
Capital expenditures	(117,566)	(107,549)	(222,033)

Cash used in investing activities — continuing operations	(98,976)	(52,555)	(632,539)
Cash used in investing activities — discontinued operations	—	(2,761)	(3,002)

Net cash used in investing activities	(98,976)	(55,316)	(635,541)

Cash Flow from Financing Activities:
Payments on long-term debt	(1,134,544)	(456,485)	(289,832)
Proceeds from long term debt	1,238,000	358,000	835,395
Termination of interest rate swap agreements	3,974	—	—
Distribution to noncontrolling interests	—	(5,758)	(4,012)
Debt issuance costs — deferred	(23,834)	(1,398)	(15,462)
Debt issuance fees	(13,421)	(14,861)	—
Payments for purchase of treasury shares	—	(8,666)	(74,982)
Proceeds from stock options exercised	5,425	9,276	2,446
Tax benefit related to equity compensation	2,197	621	465
Proceeds from reissuance of treasury stock in connection with ESPP	319	460	—
Payment for retirement of common stock	—	(1,036)	—
Cash dividends paid	(147,156)	(102,435)	—

Net cash (used in) provided by financing activities	(69,040)	(222,282)	454,018

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3,803)	1,735	(2,299)

Net (Decrease) Increase in Cash and Cash Equivalents	20,370	(11,623)	5,290
Cash and Cash Equivalents, beginning of period	31,755	43,378	38,088

Cash and Cash Equivalents, end of period	$52,125	$31,755	$43,378

Supplemental Disclosures
Cash paid during the year for:
Income taxes	$16,697	$2,997	$10,494

Interest	69,304	$73,901	$60,948

Non-cash investing and financing activities:
Deferred tax assets recorded in equity in connection with MCF Transaction	$—	$10,015	$—

Stock portion of Special Dividend	$—	$274,402	$—

Capital expenditures in accounts payable and accrued expenses	$2,148	$1,959	$26,322

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Year Ended December 31, 2013 and Fiscal Years Ended December 31, 2012 and January 1, 2012

	GEO Group Inc. Shareholders
	Common Stock				Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings		Number of Shares	Amount	Noncontrolling Interest	Total Shareholders’ Equity
	(In thousands)
Balance, January 3, 2011	64,432	$845	$718,489	$428,545	$10,071	20,074	$(139,049)	$20,589	$1,039,490

Proceeds from stock options exercised	298	3	2,443	—	—	—	—	—	2,446
Tax benefit related to equity compensation	—	—	465	—	—	—	—	—	465
Stock-based compensation expense	—	—	2,681	—	—	—	—	—	2,681
Restricted stock granted	381	4	(4)	—	—	—	—	—	—
Amortization of restricted stock	—	—	3,432	—	—	—	—	—	3,432
Purchase of treasury shares	(3,930)	—	—	—	—	3,930	(74,982)	—	(74,982)
Other adjustments to Additional Paid-In Capital	—	—	(209)	—	—	—	—	—	(209)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(4,012)	(4,012)
Net income (loss):	—	—	—	78,625	—	—	—	(1,162)	77,463
Other comprehensive loss	—	—	—	—	(8,141)	—	—	(112)	(8,253)

Balance, January 1, 2012	61,181	$852	$727,297	$507,170	$1,930	24,004	$(214,031)	$15,303	$1,038,521

Proceeds from stock options exercised	593	6	9,270	—	—	—	—	—	9,276
Tax benefit related to equity compensation	—	—	621	—	—	—	—	—	621
Stock based compensation expense	—	—	2,539	—	—	—	—	—	2,539
Restricted stock granted	315	3	(3)	—	—	—	—	—	—
Purchase and retirement of common stock	(58)	(1)	(628)	(407)	—	—	—	—	(1,036)
Restricted stock canceled	(28)	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	4,449	—	—	—	—	—	4,449
Dividends — Cash	—	—	—	(102,435)	—	—	—	—	(102,435)
Dividends — Stock	9,689	—	105,784	(274,402)	—	(9,689)	168,618	—	—
Purchase of treasury shares	(298)	—	—	—	—	298	(8,666)	—	(8,666)
Re-issuance of treasury shares (ESPP)	23	—	5	(9)	—	(23)	464	—	460
Increase in Ownership of Subsidiary (MCF)	—	—	(17,053)	—	—		—	(8,085)	(25,138)
Other adjustments to Additional Paid-In-Capital	—	—	(51)	—	—	—	—	—	(51)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(5,758)	(5,758)
Net income	—	—	—	134,750	—	—	—	(852)	133,898
Other comprehensive income	—	—	—	—	740	—	—	(116)	624

Balance, December 31, 2012	71,417	$860	$832,230	$264,667	$2,670	14,590	$(53,615)	$492	$1,047,304

Proceeds from stock options exercised	318	3	5,422	—	—	—	—	—	5,425
Tax benefit related to equity compensation	—	—	2,197	—	—	—	—	—	2,197
Stock based compensation expense	—	—	1,307	—	—	—	—	—	1,307
Restricted stock granted	345	3	(3)	—	—		—	—	—
Restricted stock canceled	(8)	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	6,582	—	—	—	—	—	6,582
Dividends Paid	—	—	—	(147,156)	—	—	—	—	(147,156)
Re-issuance of treasury shares (ESPP)	10	—	283	—	—	(10)	36	—	319
Net income	—	—	—	115,135	—	—	—	62	115,197
Other comprehensive loss	—	—	—	—	(7,099)	—	—	(100)	(7,199)

Balance, December 31, 2013	72,082	$866	$848,018	$232,646	$(4,429)	14,580	$(53,579)	$454	$1,023,976

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2013 and Fiscal Years ended December 31, 2012 and January 1, 2012

1.	Summary of Business Organization, Operations and Significant Accounting Policies

The GEO Group, Inc. a Florida corporation, and subsidiaries (the “Company” or “GEO”) is a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of correctional, detention and re-entry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa, the United Kingdom and Canada. The Company owns, leases and operates a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, as well as community based re-entry facilities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). As of December 31, 2013, GEO’s worldwide operations included the ownership and/or management of approximately 77,000 beds at 98 correctional, detention and community services facilities, including idle facilities and projects under development, and also included the provision of monitoring of approximately 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

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

Fiscal Year

In connection with the REIT conversion discussed above, effective December 31, 2012, the Company changed to a calendar year from a fiscal year that ended on the Sunday closest to the calendar year end and changed its fiscal quarters to coincide with each calendar quarter. For fiscal 2012, the period began on January 2, 2012 and ended on December 31, 2012. For fiscal 2011, the period began on January 3, 2011 and ended on January 1, 2012. The Company reports the results of its South African equity affiliate, South African Custodial Services Pty. Limited, (“SACS”), its consolidated South African entity, South African Custodial Management Pty. Limited (“SACM”), and its joint venture GEOAmey, on a calendar year end for all periods reported, due to the availability of information.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and the Company’s activities relative to the financing of operating facilities (the Company’s variable interest entities are discussed further below under Variable Interest Entities). The equity method of accounting is used for investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence but not control. The Company reports SACS and its 50% owned joint venture in the United Kingdom, GEOAmey, under the equity method of accounting. Noncontrolling interests in consolidated entities represent equity that other investors have contributed to SACM and, prior to its acquisition by the Company during 2012, Municipal Corrections Finance, L.P (“MCF”). Non-controlling interests are adjusted for income and losses allocable to the other shareholders in these entities. As further discussed under the Variable Interest Entities policy below, the Company acquired a 100% interest in MCF effective August 31, 2012 and the non-controlling interest related to MCF was reclassified to shareholders’ equity attributable to GEO. In addition, on September 30, 2013, the Company completed a defeasance of the bonds related to South Texas Local Development Corportation (“STLDC”). Subsequent to September 30, 2013, the Company no longer includes the financial position and results of operations of any VIE’s in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

Divestiture of Residential Treatment Services

The operating results of Residential Treatment Services (“RTS”), which was divested on December 31, 2012 in connection with the Company’s conversion to a REIT, have been retroactively reclassified to discontinued operations for the fiscal years ended December 31, 2012 and January 1, 2012. Refer to Note 2 — Discontinued Operations.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include reserves for self-insured retention related to general liability insurance, workers’ compensation insurance, auto liability insurance, medical malpractice insurance, employer group health insurance, projected undiscounted cash flows used to evaluate asset impairment, pension assumptions, percentage of completion and estimated cost to complete for construction projects and recoverability of notes receivable, estimated useful lives of property and equipment and intangible assets, stock based compensation and allowance for doubtful accounts. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are reasonable when considered in conjunction with the consolidated financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

Dividends

As a REIT, the Company is required to distribute annually at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain). The amount, timing and frequency of future distributions, however, will be at the sole discretion of the Company’s Board of Directors and will be declared based upon various factors, many of which are beyond the Company’s control, including, the Company’s financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in the Company’s existing and future debt instruments, limitations on the Company’s ability to fund distributions using cash generated through our TRS and other factors that the Company’s Board of Directors may deem relevant. The Company began paying regular distributions in 2013. Refer to Note 3 — Shareholders’ Equity.

A REIT is not permitted to retain earnings and profits accumulated during the years it was taxed as a C corporation or earnings and profits accumulated by its subsidiaries that have been converted to qualified REIT subsidiaries, and must make one or more distributions to shareholders that equal or exceed these accumulated amounts by the end of the first REIT year. On December 31, 2012, the Company paid a one-time Pre-REIT Distribution to its shareholders. Earnings and profits, which determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes due to the differences in the treatment of gains and losses, revenue and expenses, and depreciation for financial reporting relative to federal income tax purposes.

Cash and Cash Equivalents

Cash and cash equivalents include all interest-bearing deposits or investments with original maturities of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States, Australia, South Africa, Canada and the United Kingdom. As of December 31, 2013 and December 31, 2012, the Company had $20.4 million and $24.8 million in cash and cash equivalents held by its international subsidiaries, respectively.

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

Accounts Receivable

Accounts receivable consists primarily of trade accounts receivable due from federal, state, and local government agencies for operating and managing correctional facilities, providing youth and community based services, providing electronic monitoring and supervision services, providing construction and design services and providing inmate residential and prisoner transportation services. The Company generates receivables with its governmental clients and with other parties in the normal course of business as a result of billing and receiving payment. The Company regularly reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company also performs ongoing credit evaluations for some of its customers’ financial conditions and generally does not require collateral. Generally, the Company receives payment for these services thirty to sixty days in arrears. However, certain of the Company’s accounts receivable are paid by customers after the completion of their program year and therefore can be aged in excess of one year. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. Actual write-offs are charged against the allowance when collection efforts have been unsuccessful. As of December 31, 2013 and December 31, 2012, $0.8 million and $0.5 million, respectively, of the Company’s trade receivables were considered to be long-term and are classified as Other Non-Current Assets in the accompanying Consolidated Balance Sheets.

Notes Receivable

The Company has notes receivable from its former joint venture partner in the United Kingdom related to a subordinated loan extended to the joint venture partner while an active member of the partnership. The notes bear interest at a rate of 13%, and have semi-annual payments due June 15 and December 15 through June 2018. The Company recognizes interest income on its Notes Receivable as it is earned. The balance outstanding as of December 31, 2013 and December 31, 2012 was $2.0 million and $2.3 million, respectively. These notes receivable are included in Other Non-Current Assets in the accompanying Consolidated Balance Sheets.

Note Receivable from Joint Venture

In May 2011, the GEO Group UK Limited, the Company’s subsidiary in the United Kingdom (“GEO UK”), extended a non-revolving line of credit facility to GEOAmey for the purpose of funding mobilization costs and on-going start up and operations in the principal amount of £12 million or $19.8 million, based on the applicable exchange rate at December 31, 2013. Amounts under the line of credit were drawn down in multiple advances up to the principal amount and accrued interest at LIBOR plus 3%. The Company recognized interest income on its notes receivable as it was earned. Principal repayments by GEOAmey under the line of credit were due in March and September, beginning September 2013, with the final payment due no later than March 30, 2018.

On October 3, 2013, the Company and its joint venture partner entered into a modified line of credit agreement with GEOAmey. Under the modified agreement, the terms of the line of credit were amended such that (i) the balance of accrued interest at September 30, 2013, in the amount of £0.9 million or $1.5 million, based on the applicable exchange rate at December 31, 2013, was forgiven; (ii) the principal amount was revised to be due on demand rather than in accordance with the previous repayment schedule; interest payments will accrue beginning January 1, 2014 and be added to the principal sum; and (iii) the interest rate was reset to the base rate of the Bank of England plus 0.5%.

As of December 31, 2013, the Company was owed £12 million, or $19.8 million, based on exchange rates as of December 31, 2013, under the line of credit. As of December 31, 2012, the Company was owed £12.6 million, or $20.4 million, including accrued interest of $1 million, under the line of credit. At December 31, 2013, these balances are included within Other Non-Current Assets in the accompanying Consolidated Balance Sheets. Refer to Note 16 — Business Segments and Geographic Information regarding the Company’s investment in GEOAmey.

Restricted Cash and Investments

The Company’s restricted cash and investments at December 31, 2013 are attributable to: (i) the 1,575-bed Northwest Detention Center in Tacoma, Washington, (ii) certain cash restriction requirements at the Company’s wholly owned Australian subsidiary related to the non-recourse debt and other guarantees, and (iii) restricted investments related to The GEO Group Inc. Non-qualified Deferred Compensation Plan. At December 31, 2012, restricted cash and investments also included amounts held in trust in connection with STLDC. The STLDC bonds were defeased during 2013 and the remaining restricted cash balances were released to the Company. The current portion of restricted cash and investments primarily represents the amount expected to be paid within the next twelve months for debt service related to the Company’s non-recourse debt.

Prepaid expenses and Other Current Assets

Prepaid expenses and other current assets include assets that are expected to be realized within the next fiscal year. Included in the balance at December 31, 2013, is $22.4 million of federal and state overpayments that will be applied against tax payments due in 2013. There were no federal and state income tax overpayments at December 31, 2012.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 50 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. The Company performs ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the assessment indicates that assets will be used for a longer or shorter period than previously anticipated, the useful lives of the assets are revised, resulting in a change in estimate. The Company has not made any such changes in estimates during the fiscal year ended December 31, 2013 or the fiscal years ended December 31, 2012 and January 1, 2012, respectively. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of correctional and detention facilities. Cost for self-constructed correctional and detention facilities includes direct materials and labor, capitalized interest and certain other indirect costs associated with construction of the facility, such as property taxes, other indirect labor and related benefits and payroll taxes. The Company begins the capitalization of costs during the pre-construction phase, which is the period during which costs are incurred to evaluate the site, and continues until the facility is substantially complete and ready for occupancy. Labor costs capitalized for the fiscal years ended December 31, 2013, December 31, 2012 and January 1, 2012 were not significant. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Refer to Note 6 — Property and Equipment.

Assets Held for Sale

As of December 31, 2013, the Company had no facilities classified as held for sale in the accompanying consolidated balance sheet. The Company classifies a long-lived asset (disposal group) as held for sale in the period in which all of the following criteria are met (i) Management, having the authority to approve the action, commits to a plan to sell the asset (disposal group), (ii) the asset (disposal group) is available for immediate sale in its present condition subject only to the terms that are usual and customary for sales of such assets (disposal groups), (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated, (iv) the sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale, within one year, except as permitted, (v) the asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company records assets held for sale at the lower of cost or estimated fair value and estimates fair value by using third party appraisers or other valuation techniques. The Company does not record depreciation for assets held for sale. Any gain or loss on the sale of operating assets is included in the operating income of the reportable segment to which it relates.

Asset Impairments

The Company had property and equipment of $1.7 billion as of December 31, 2013 and 2012, including approximately 6,000 vacant beds at six idle facilities with a carrying value of $193.6 million which are being marketed to potential customers as of December 31, 2013, excluding equipment and other assets that can be easily transferred for use at other facilities.

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

The Company tests idle facilities for impairment upon notification that the facilities will no longer be utilized by the customer. If a long-lived asset is part of a group that includes other assets, the unit of accounting for the long-lived asset is its group. Generally, the Company groups assets by facility for the purpose of considering whether any impairment exists. The estimates of recoverability are based on projected undiscounted cash flows associated with actual marketing efforts where available or, in other instances, projected undiscounted cash flows that are comparable to historical cash flows from management contracts at similar facilities and sensitivity analyses that consider reductions to such cash flows. The Company’s sensitivity analyses include adjustments to projected cash flows compared to the historical cash flows due to current business conditions which impact per diem rates as well as labor and other operating costs, changes related to facility mission due to changes in prospective clients, and changes in projected capacity and occupancy rates. The Company also factors in prolonged periods of vacancies as well as the time and costs required to ramp up facility population once a contract is obtained. The Company performs the impairment analyses on an annual basis for each of the idle facilities and takes into consideration updates each quarter for market developments affecting the potential utilization of each of the facilities in order to identify events that may cause the Company to reconsider the most recent assumptions. Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than the terms used in the Company’s most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact the Company’s ability to house certain types of inmates at such facility. Further, a substantial increase in the number of available beds at other facilities the Company owns, or in the marketplace, could lead to deterioration in market conditions and projected cash flows. Although they are not frequently received, an unsolicited offer to purchase any of the Company’s idle facilities, at amounts that are less than their carrying value could also cause the Company to reconsider the assumptions used in the most recent impairment analysis. The Company has identified marketing prospects to utilize each of the remaining currently idled facilities and does not see any catalysts that would result in a current impairment. However, the Company can provide no assurance that it will be able to secure management contracts to utilize its idle facilities, or that it will not incur impairment charges in the future. In all cases, the projected undiscounted cash flows in our analysis as of December 31, 2013 substantially exceeded the carrying amounts of each facility.

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

Goodwill and Other Intangible Assets

Goodwill

The Company has recorded goodwill as a result of its business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. The Company’s goodwill is not amortized and is tested for impairment annually on the first day of the fourth fiscal quarter, and whenever events or circumstances arise that indicate impairment may have occurred. Impairment testing is performed for all reporting units that contain goodwill. The reporting units are the same as the reporting segment for U.S. Corrections & Detention and are at the operating segment level for GEO Community Services. The Company has identified its reporting units based on the criteria management uses to make key decisions about the business. On the measurement date of October 1, 2013, the Company’s management elected to qualitatively asses the Company’s goodwill for impairment for certain of its reporting units, pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-08. For one of its other reporting units, the Company elected to quantitatively assess the Company’s goodwill for impairment as discussed further below. Under provisions of the qualitative analysis, when testing goodwill for impairment, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs the first step of the two-step impairment test by calculating the fair value of the reporting unit, using a discounted cash flow method, and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The qualitative factors used by the Company’s management to determine the likelihood that the fair value of the reporting unit is less than the carrying amount include, among other things, a review of overall economic conditions and their current and future impact on the Company’s existing business, the Company’s financial performance, industry outlook and market competition.

For the reporting units that the Company elected to quantitatively assess the goodwill for impairment, the Company used a third party valuation firm to determine the estimated fair value of the reporting units using a discounted cash flow and other valuation models. Growth rates for sales and profits are determined using inputs from the Company’s long term planning process. The Company also makes estimates for discount rates and other factors based on market conditions, historical experience and other economic factors. Changes in these factors could significantly impact the fair value of the reporting unit. During the year, the Company’s management monitors the actual performance of the business relative to the fair value assumptions used during the prior year annual impairment test and updates its annual impairment test, if needed, to determine the likelihood that the goodwill has been impaired. With respect to the reporting units that were assessed qualitatively, management determined that it was more likely than not that the fair values of the reporting units exceeded their carrying values. With respect to the reporting unit that was assessed quantitatively, management did not identify the existence of events or circumstances that lead to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount.

Other Intangible Assets

The Company has also recorded other finite and indefinite lived intangible assets as a result of previously completed business combinations. Other acquired finite and indefinite lived intangible assets are recognized separately if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the Company’s intent to do so. The Company’s intangible assets include facility management contracts, non-compete agreements, the BI trade name and technology. The facility management contracts represent customer relationships in the form of management contracts acquired at the time of each business combination; the non-compete agreements represent the estimated value of contractually restricting certain employees from competing with the Company; the value of BI’s trade name represents, among other intangible benefits, name recognition to its customers and intellectual property rights; and the acquired technology represents BI’s innovation with respect to its GPS tracking monitoring, radio frequency monitoring, voice verification monitoring and alcohol compliance systems. When establishing useful lives, the Company considers the period and the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up; or, if that pattern cannot be reliably determined, using a straight-line amortization method over a period that may be shorter than the ultimate life of such intangible asset. The Company currently amortizes its acquired facility management contracts over periods ranging from three to eighteen years and its acquired technology over seven years. There is no residual value associated with the Company’s finite-lived intangible assets. The Company reviews its finite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company does not amortize its indefinite lived intangible assets. The Company reviews its indefinite lived intangible assets annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. These reviews resulted in no impairment to the carrying value of the indefinite lived intangible assets for all periods presented. The Company records the costs associated with renewal and extension of facility management contracts as expenses in the period they are incurred.

Debt Issuance Costs

Debt issuance costs, net of accumulated amortization of $19.5 million and $9.8 million, totaling $33.1 million and $23.4 million at December 31, 2013 and 2012, respectively, are included in Other Non-Current Assets in the accompanying Consolidated Balance Sheets and are amortized to interest expense using the effective interest method over the term of the related debt. When evaluating the accounting for debt transactions and the related costs, in instances when there is a significant decrease in a creditor’s individual principal balance, the Company expenses the associated unamortized debt issuance costs.

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

The Company consolidated STLDC, a VIE until September 30, 2013. STLDC was created to finance construction for the development of a 1,904-bed facility in Frio County, Texas. STLDC, the owner of the complex, issued $49.5 million in taxable revenue bonds and had an operating agreement with the Company, which provided the Company with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture required the revenue from the contract to be used to fund the periodic debt service requirements as they became due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums were distributed to the Company to cover operating expenses and management fees. The Company was responsible for the entire operations of the facility including the payment of all operating expenses whether or not there were sufficient revenues. The bonds had a 10-year term and were non-recourse to the Company. At the end of the 10-year term of the bonds, or if the bonds were redeemed, canceled or defeased, title and ownership of the facility transfers from STLDC to the Company.

On September 30, 2013, the Company completed a defeasance of the bonds and the title to the facility was transferred to the Company. In connection with the defeasance, the Company incurred a $1.5 million loss on extinguishment of debt which represented the excess of the reacquisition price of the defeasance over the net carrying value of the bonds and other defeasance related fees and expenses. Upon the closing of the transaction, the operating agreement was terminated and STLDC is no longer a VIE and is no longer consolidated by the Company. The carrying value of the facility as of December 31, 2013 and 2012 was $25.2 million and $25.8 million, respectively, and is included in Property and Equipment in the accompanying Consolidated Balance Sheets.

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

On August 31, 2012, the Company purchased 100% of the partnership interests of MCF from the third party holders of these interests for a total net consideration of $35.2 million. After the purchase, the Company redeemed the MCF bonds. Refer to Note 14 — Debt. As the transaction increased GEO’s ownership interest in MCF, from 0% to 100%, and GEO retained its controlling interest in MCF, the purchase of the partnership interests has been accounted for as an equity transaction with additional paid-in capital adjusted for the difference between the August 31, 2012 balance of the non-controlling interest in MCF of $8.1 million and the $35.2 million consideration paid, net of MCF deferred tax assets of $10.0 million, with no gain or loss recorded in consolidated net income or comprehensive income. Refer to Note 3 — Shareholders’ Equity. The Company incurred costs related to the purchase of the ownership interests of MCF of $1.6 million for the fiscal year ended December 31, 2012. These costs were expensed as incurred and included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

The Company does not consolidate its 50% owned South African joint venture interest in South African Custodial Services Pty. Limited (“SACS”), a VIE. SACS joint venture investors are GEO and Kensani Corrections, Pty. Ltd (an independent third party); each partner owns a 50% share. The Company has determined it is not the primary beneficiary of SACS since it does not have the power to direct the activities of SACS that most significantly impact its performance. As such, the Company’s investment in this entity is accounted for under the equity method of accounting. SACS was established and subsequently, in 2001, was awarded a 25-year contract to design, finance and build the Kutama Sinthumule Correctional Centre in Louis Trichardt, South Africa. To fund the construction of the prison, SACS obtained long-term financing from its equity partners and lenders, the repayment of which is fully guaranteed by the South African government, except in the event of default, in which case the government guarantee is reduced to 80%. The Company’s maximum exposure for loss under this contract is limited to its investment in the joint venture of $8.1 million at December 31, 2013 and its guarantees related to SACS are discussed in Note 14 — Debt.

The Company does not consolidate its 50% owned joint venture in the United Kingdom. In February 2011, The GEO Group Limited, the Company’s wholly-owned subsidiary in the United Kingdom (“GEO UK”), executed a Shareholders Agreement (the “Shareholders Agreement”) with Amey Community Limited (“Amey”) and Amey UK PLC (“Amey Guarantor”) to form GEO Amey PECS Limited (“GEOAmey”), a private company limited by shares incorporated in England and Wales. GEOAmey was formed by GEO UK and Amey (an independent third party) for the purpose of performing prisoner escort and related custody services in England and Wales. In order to form this private company, GEOAmey issued share capital of £100 divided into 100 shares of £1 each and allocated the shares 50/50 to GEO UK and Amey. GEO UK and Amey each have three directors appointed to the Board of Directors and neither party has the power to direct the activities that most significantly impact the performance of GEOAmey. As such, the Company’s investment in this entity is accounted for under the equity method of accounting. Both parties provide lines of credit of £12.0 million, or $19.8 million, based on exchange rates in effect as of December 31, 2013, to ensure that GEOAmey can comply with future contractual commitments related to the performance of its operations. As of December 31, 2013, $19.8 million was owed to the Company by GEOAmey under the line of credit. GEOAmey commenced operations on August 29, 2011.

Fair Value Measurements

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (“exit price”). The Company carries certain of its assets and liabilities at fair value, measured on a recurring basis, in the accompanying Consolidated Balance Sheets. The Company also has certain assets and liabilities which are not carried at fair value in its accompanying Consolidated Balance Sheets and discloses the fair value measurements compared to the carrying values as of each balance sheet date. The Company’s fair value measurements are disclosed in Note 11 — Financial Instruments and Note 12 — Fair Value of Assets and Liabilities. The Company establishes fair value of its assets and liabilities using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels which distinguish between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The level in the fair value hierarchy within which the respective fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities, Level 2 inputs are other than quotable market prices included in Level 1 that are observable for the asset or liability either directly or indirectly through corroboration with observable market data. Level 3 inputs are unobservable inputs for the assets or liabilities that reflect management’s own assumptions about the assumptions market participants would use in pricing the asset or liability. The Company recognizes transfers between Levels 1, 2 and 3 as of the actual date of the event or change in circumstances that cause the transfer.

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

Construction revenues are recognized from the Company’s contracts with certain customers to perform construction and design services (“project development services”) for various facilities. In these instances, the Company acts as the primary developer and subcontracts with bonded National and/or Regional Design Build Contractors. These construction revenues are recognized as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to the estimated total cost for each contract. Provisions for estimated losses on uncompleted contracts and changes to cost estimates are made in the period in which the Company determines that such losses and changes are probable. Typically, the Company enters into fixed price contracts and does not perform additional work unless approved change orders are in place. Costs attributable to unapproved change orders are expensed in the period in which the costs are incurred if the Company believes that it is not probable that the costs will be recovered through a change in the contract price. If the Company believes that it is probable that the costs will be recovered through a change in the contract price, costs related to unapproved change orders are expensed in the period in which they are incurred, and contract revenue is recognized to the extent of the costs incurred. Revenue in excess of the costs attributable to unapproved change orders is not recognized until the change order is approved. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. For the fiscal years ended December 31, 2013, December 31, 2012 and January 1, 2012, there have been no changes in job performance, job conditions and estimated profitability that would require a revision to the estimated costs and income related to project development services. As the primary contractor, the Company is exposed to the various risks associated with construction, including the risk of cost overruns. Accordingly, the Company records its construction revenue on a gross basis and includes the related cost of construction activities in Operating Expenses.

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

Lease Revenue

The Company leases two of its owned facilities to an unrelated party. One lease has a term of ten years and expires in January 2018 with an option to extend for up to three additional five-year terms. The carrying value of this leased facility as of December 31, 2013 and December 31, 2012 was $33.4 million and $34.3 million, respectively, net of accumulated depreciation of $5.8 million and $4.9 million, respectively. Rental income, included in Revenues, received on this lease for the fiscal years ended December 31, 2013, December 31, 2012 and January 1, 2012 was $4.5 million for each period. The other facility lease is effective January 2014 with a one-year term expiring December 2014 with an option to extend for up to three additional one-year terms. As of December 31, 2013, future minimum rentals to be received on these leases are as follows:

Fiscal Year	Annual Rental
(In thousands)
2014	$4,866
2015	4,907
2016	5,054
2017	5,206
2018	351

$20,384

Income Taxes

The consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities as a result of a change in tax rates is recognized as income in the period that includes the enactment date. At December 31, 2012, the Company had revalued certain deferred tax assets and liabilities related to its REIT activities (Refer to Note 17- Income Taxes). Effective January 1, 2013, as a REIT that plans to distribute 100% of its taxable income to shareholders, the Company does not expect to pay federal income taxes at the REIT level (including its qualified REIT subsidiaries), but instead a dividends paid deduction will generally offset its taxable income. Since the Company does not expect to pay taxes on its REIT taxable income, it does not expect to be able to recognize such net deferred tax assets and liabilities.

Deferred income taxes related to the TRS structure are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Significant judgments are required to determine the consolidated provision for income taxes. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. Realization of the Company’s deferred tax assets is dependent upon many factors such as tax regulations applicable to the jurisdictions in which the Company operates, estimates of future taxable income and the character of such taxable income.

Additionally, the Company must use significant judgment in addressing uncertainties in the application of complex tax laws and regulations. If actual circumstances differ from the Company’s assumptions, adjustments to the carrying value of deferred tax assets or liabilities may be required, which may result in an adverse impact on the results of its operations and its effective tax rate. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. The Company has not made any significant changes to the way it accounts for its deferred tax assets and liabilities in any year presented in the consolidated financial statements, with the exception of the December 31, 2012 revaluation of certain deferred tax assets and liabilities related to its REIT activities. Based on its estimate of future earnings and its favorable earnings history, the Company currently expects full realization of the deferred tax assets net of any recorded valuation allowances. Furthermore, tax positions taken by the Company may not be fully sustained upon examination by the taxing authorities. In determining the adequacy of our provision (benefit) for income taxes, potential settlement outcomes resulting from income tax examinations are regularly assessed. As such, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be estimated with certainty.

In September 2013, the U.S. Internal Revenue Service (IRS) issued new regulations for capitalizing and deducting costs incurred to acquire, produce, or improve tangible property. These new regulations are effective for taxable years beginning on or after January 1, 2014; however, they are considered enacted as of the date of issuance, September 15, 2013. As a result of the new regulations, the Company is required to review its existing income tax accounting methods related to tangible property, and determine which, if any, income tax accounting method changes are required; whether the Company will early adopt any of the new provisions through income tax accounting method changes for the 2012 or 2013 tax years; whether the Company will file any income tax accounting method changes with its 2014 federal income tax return; and the potential financial statement impact. Because additional implementation guidance from the IRS is anticipated, the Company is in the process of reviewing its existing income tax accounting methods related to tangible property; however, the Company believes that certain of its historical income tax accounting policies may differ from what is prescribed in the new regulations. While some of the Company’s assets are held by its taxable REIT subsidiaries, the vast majority are held by the REIT which is not subject to tax. Based on the Company’s initial assessment, the new regulations will not have a material effect on the Company’s consolidated financial statements.

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

Of the reserves discussed above, the Company’s most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves are undiscounted and were $47.6 million and $45.1 million as of December 31, 2013 and 2012, respectively, and are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. The Company uses statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, the Company considers such factors as historical frequency and severity of claims at each of its facilities, claim development, payment patterns and changes in the nature of its business, among other factors. Such factors are analyzed for each of the Company’s business segments. The Company estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. The Company also may experience variability between its estimates and the actual settlement due to limitations inherent in the estimation process, including its ability to estimate costs of processing and settling claims in a timely manner as well as its ability to accurately estimate the Company’s exposure at the onset of a claim. Because the Company has high deductible insurance policies, the amount of its insurance expense is dependent on its ability to control its claims experience. If actual losses related to insurance claims significantly differ from the Company’s estimates, its financial condition, results of operations and cash flows could be materially adversely impacted.

Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in shareholders’ equity from transactions and other events and circumstances arising from non-shareholder sources. The Company’s total comprehensive income is comprised of net income attributable to GEO, net income attributable to noncontrolling interests, foreign currency translation adjustments that arise from consolidating foreign operations that do not impact cash flows, net unrealized gains and/ or losses on derivative instruments, and pension liability adjustments in the consolidated statements of shareholders’ equity.

The components of accumulated other comprehensive income (loss) attributable to GEO included in the consolidated statement of shareholders’ equity are as follows (in thousands):

	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc.[1]	Unrealized (loss)/ gain on derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, December 31, 2012	$5,755	$(457)	$(2,628)	$2,670
Current-period other comprehensive (loss) income	(8,196)	183	914	(7,099)

Balance, December 31, 2013	$(2,441)	$(274)	$(1,714)	$(4,429)

[1]	The foreign currency translation adjustment, net of tax, related to noncontrolling interests was not significant for the year ended December 31, 2013 or December 31, 2012.

There were no reclassifications out of other comprehensive income during the year.

Foreign Currency Translation

The Company’s foreign operations use their local currencies as their functional currencies. Assets and liabilities of the operations are translated at the exchange rates in effect on the balance sheet date and shareholders’ equity is translated at historical rates. Income statement items are translated at the average exchange rates for the year. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as other comprehensive income, net of related tax. Gains and losses on foreign currency transactions are included in the statement of operations.

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

Stock-Based Compensation Expense

The Company recognizes the cost of stock-based compensation awards based upon the grant date fair value of those awards. The Company uses a Black-Scholes option valuation model to estimate the fair value of options awarded which do not have market-based performance conditions. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. Stock-based compensation expense is recognized ratably over the requisite service period, which is typically the vesting period.

The fair value of stock-based option awards was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for options awarded during fiscal years 2012 and 2011 (there were no options awarded during 2013):

	2012	2011
Risk free interest rates	0.78%	2.06%
Expected term	4-5 years	4-5 years
Expected volatility	40%	43%
Expected dividend	3.00%	—%

The Company uses historical data to estimate award exercises and employee terminations within the valuation model. The expected term of the awards represents the period of time that awards granted are expected to be outstanding and is based on historical data and expected holding periods. During 2012, the Company began declaring quarterly dividends. The expected dividend rate for awards granted in 2012 was based on the Company’s expected future dividend yield prior to the REIT conversion and the effect of the 2012 Special Dividend. In connection with the 2012 divestiture of RTS (refer to Note 2 — Discontinued Operations) and the stock component of the Special Dividend, the Company modified certain of its share-based payment awards as more fully discussed in Note 4 — Equity Incentive Plans.

For share-based awards that contain a performance condition, the achievement of the targets must be probable before any share-based compensation is recorded. If subsequent to initial measurement there is a change in the estimate of the probability of meeting the performance condition, the effect of the change in the estimated quantity of awards expected to vest is recognized by cumulatively adjusting compensation expense. If ultimately the performance targets are not met, for any awards where vesting was previously deemed probable, previously recognized compensation expense will be reversed in the period in which vesting is no longer deemed probable.

For share-based awards that contain a market condition, the probability of satisfying the market condition is considered in the estimate of grant-date fair value and previously recorded compensation expense is not reversed if the market condition is never met. The fair value of restricted stock awards granted in 2013 with market-based performance conditions was determined based on a Monte Carlo simulation, which calculates a range of possible outcomes and the probabilities that they will occur, using the following key assumptions: (i) volatility of 26.6%; (ii) beta of 0.681; and (iii) risk free rate of 0.42%. Refer to Note 4 — Equity Incentive Plans.

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

2.	Discontinued Operations

Divestiture of RTS

On December 31, 2012, as part of the Company’s restructuring steps allowing it to begin operating as a REIT beginning January 1, 2013, the Company completed the divestiture of its RTS operating component, which was purchased by GEO Care Holdings LLC, an entity owned by certain current and former members of GEO’s management team (the “MBO Group”). Cash proceeds received on December 31, 2012 from the divestiture amounted to $33.3 million, net of an initial working capital adjustment, subject to a final working capital adjustment determined within 105 days of the transaction closing date. The final working capital adjustment resulted in a net cash sale price of $32.3 million Certain members of the MBO group sold 295,959 shares of common stock back to the Company for a total price of $8.6 million which was used to fund a portion of the purchase price. In accordance with the purchase agreement, the MBO Group would also be obligated to pay up to an additional $5.0 million in purchase price on a contingent earn-out basis if certain potential future contract awards are received by RTS. In addition, the purchase agreement provides for (i) a purchase price adjustment in favor of the MBO Group in the event certain client consents are not obtained within one year following the divestiture, and (ii) a purchase price adjustment in favor of the MBO Group if certain key contracts (as defined in the Purchase Agreement) are terminated up to one year following the divestiture. All provisional purchase price adjustments that had a one year period from the transaction date have expired as of December 31, 2013, and there were no adjustments to amounts previously recorded under these provisions during the year ended December 31, 2013.

In connection with the RTS divestiture, the Company and GEO Care Holdings LLC entered into a services agreement pursuant to which the Company provides accounting support, information systems services, legal support services, risk management services, property management and design services and office space for a five-year term in return for an annual fee of $1.8 million payable in equal monthly installments (the “Services Agreement”). The Services Agreement was amended in fourth quarter 2013 to reduce the annual fee to $1.6 million. The Company and GEO Care Holdings LLC also executed a license agreement pursuant to which the Company granted to GEO Care Holdings LLC an exclusive license for a five-year term to use the GEO Care service mark and domain name in connection with the RTS business in return for an annual fee of $0.4 million payable in equal monthly installments (the “License Agreement”). The Services Agreement and License Agreement may be terminated by GEO Care Holdings LLC at any time by paying a lump sum amount in cash equal to all remaining payments that would be required to be made to the Company under the agreements during the five-year term, discounted to present value using a discount rate of 10%. In addition, the Company and GEO

Care Holdings LLC entered into employment agreements with certain executive officers in order to allocate the services to be provided by the executive officers and related compensation and benefits between the Company and GEO Care Holdings LLC. On February 28, 2014, the service and license agreements between the Company and GEO Care Holdings LLC were modified to accelerate the terms, and as a result, GEO Care Holdings LLC made a prepayment to the Company in the amount of $6.5 million. In connection with the modification, the terms under the agreements will remain in effect until June 30, 2015.

During the year ended December 31, 2013, the Company earned fees under the above noted Services Agreement and License Agreement amounting to an aggregate of $2.0 million, which has been recorded as an offset to operating expenses in the accompanying Consolidated Statements of Operations.

The disposal of RTS resulted in a loss in the overall customer relationship as no future significant cash flows will be generated for the Company by RTS and the Company will have no continuing involvement with RTS. The operating results of RTS and the loss on disposal have been classified in discontinued operations.

During the fourth quarter of 2012, the Company recorded $14.6 million, net of tax, related to the loss on divestiture of RTS. Included in the loss on divestiture is $2.1 million of direct expenses of the sale. Revenues related to the discontinued operations of RTS through its respective disposition date were $167.2 million and $160.8 million for the fiscal years ended December 31, 2012 and January 1, 2012, respectively.

U.S. Corrections & Detention

On April 19, 2012, the Company announced its discontinuation of its managed-only contract with the State of Mississippi, Department of Corrections for the 1,500-bed East Mississippi Correctional Facility (“East Mississippi”) effective July 19, 2012. In connection with the discontinuation of East Mississippi, the Company has also discontinued all other management contracts with the State of Mississippi Department of Corrections (“MDOC”), including its managed-only contracts for the 1,000-bed Marshall County Correctional Facility effective August 13, 2012, and the 1,450-bed Walnut Grove Youth Correctional Facility effective July 1, 2012.

Revenues related to the discontinued operations of MDOC through their respective disposition dates were $24.5 million and $44.9 million for the fiscal years ended December 31, 2012 and January 1, 2012, respectively.

The loss of all management contracts with MDOC resulted in a loss in the overall customer relationship with MDOC as no future significant cash flows will be generated and the Company will have no continuing involvement with MDOC. As such, the results are classified in discontinued operations in accordance with our critical accounting policy Discontinued Operations.

Summarized financial information for discontinued operations included in the accompanying Consolidated Statements of Operations is as follows:

	Fiscal Year Ended
	(in thousands)
	2013	2012	2011
Discontinued Operations:
Income from discontinued operations — RTS	$—	$10,117	$9,416
Income (loss) from discontinued operations — Mississippi	(2,265)	(3,881)	3,156
Loss on disposition of RTS	—	(24,701)	—
Income tax (benefit) provision	—	(7,805)	4,753

Net income (loss) from discontinued operations, net of taxes	$(2,265)	$(10,660)	$7,819

Loss from discontinued operations during the year ended December 31, 2013 represents a charge of $2.3 million of insurance liability claims which are directly related to MDOC.

All income (loss) from the above noted discontinued operations included in the Consolidated Statements of Operations is attributable to GEO.

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

On December 6, 2012, the Company announced the declaration by the Board of a special dividend of accumulated earnings and profits to shareholders of record as of December 12, 2012, with each shareholder having the right to elect cash or shares of common stock, except that the amount of cash payable was limited to the amount of cash paid pursuant to a lottery procedure plus 20% of the total dividend amount remaining after the lottery. The special dividend, amounting to $352.2 million, or $5.68 per share of common stock, was paid on December 31, 2012. Pursuant to the special dividend, GEO issued 9,688,568 shares of common stock and paid cash of $77.8 million.

During the year ended December 31, 2013 and the fiscal year ended December 31, 2012, respectively, GEO declared and paid the following regular cash distributions to its stockholders which were treated for federal income taxes as follows:

Declaration Date	Payment Date	Record Date	Distribution Per Share	Qualified	Non-Qualified	Aggregate Payment Amount (millions)
August 7, 2012	September 7, 2012	August 21, 2012	$0.20	N/A	N/A	$12.3
October 31, 2012	November 30, 2012	November 16, 2012	$0.20	N/A	N/A	$12.3
January 17, 2013	March 1, 2013	February 15, 2013	$0.50	$0.1551057	$0.3448943	$35.7
May 7, 2013	June 3, 2013	May 20, 2013	$0.50	$0.1551057	$0.3448943	$35.8
July 30, 2013	August 29, 2013	August 19, 2013	$0.50	$0.1551057	$0.3448943	$36.1
November 1, 2013	November 26, 2013	November 14, 2013	$0.55	$0.1706163	$0.3793837	$39.6

Prospectus Supplement

On May 8, 2013, the Company filed with the Securities and Exchange Commission a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $100 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. There were no sales of shares of the Company’s common stock under the prospectus supplement during the year ended December 31, 2013.

Preferred Stock

In April 1994, the Company’s Board authorized 30 million shares of “blank check” preferred stock. The Board is authorized to determine the rights and privileges of any future issuance of preferred stock such as voting and dividend rights, liquidation privileges, redemption rights and conversion privileges. As of December 31, 2013, there were no shares of preferred stock outstanding.

Rights Agreement

On October 9, 2003, the Company entered into a rights agreement with EquiServe Trust Company, N.A., as rights agent. Under the terms of the rights agreement, each share of the Company’s common stock carried with it one preferred share purchase right. If the rights had become exercisable pursuant to the rights agreement, each right entitled the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock at a fixed price, subject to adjustment. Until a right was exercised, the holder of the right had no right to vote or receive dividends or any other rights as a shareholder as a result of holding the right. The rights traded automatically with shares of our common stock, and could only be exercised in connection with certain attempts to acquire the Company. The rights were designed to protect the interests of the Company and its shareholders against coercive acquisition tactics and encourage potential acquirers to negotiate with our Board of Directors before attempting an acquisition. The rights agreement expired on October 9, 2013.

Stock Repurchases

On July 14, 2011, the Company announced that its Board approved a stock repurchase program of up to $100.0 million of its common stock. The stock repurchase program was funded primarily with cash on hand, free cash flow, and borrowings under the Company’s Revolving Credit Facility. The stock repurchase program was implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable securities and stock exchange requirements. The stock repurchase program did not obligate the Company to purchase any specific amount of its common stock. During fiscal year 2012, 295,959 shares of common stock at a cost of $8.6 million were purchased from certain members of GEO’s management team in connection with the divestiture of RTS. Refer to Note 2 — Discontinued Operations. In addition, during fiscal year 2012 the Company repurchased and retired 57,457 shares of fully vested employee equity awards. During the fiscal year ended January 1, 2012, the Company purchased approximately 3.9 million shares of its common stock at a cost of $75.0 million primarily purchased with proceeds from the Company’s Revolving Credit Facility. The stock repurchase program expired on December 31, 2012.

Noncontrolling Interests

Upon acquisition of Cornell in August 2010, the Company assumed MCF as a variable interest entity and allocated a portion of the purchase price to the noncontrolling interest based on the estimated fair value of MCF. The noncontrolling interest in MCF represented 100% of the equity in MCF which was contributed by its partners at inception in 2001. The Company recorded the results of operations and financial position of MCF as noncontrolling interest in its consolidated financial statements through August 31, 2012. As further discussed in Note 1 — Summary of Business Organization, Operations and Significant Accounting Policies under Variable Interest Entities, effective August 31, 2012, the Company purchased 100% of the partnership interests of MCF.

In connection with the transaction, the noncontrolling interest was reclassified to additional paid-in-capital. During the fiscal years ended December 31, 2012 and January 1, 2012, $5.8 million and $4.0 million in cash distributions were made to the then existing partners of MCF, respectively.

The Company includes the results of operations and financial position of South African Custodial Management Pty. Limited (“SACM” or the “joint venture”), its majority-owned subsidiary, in its consolidated financial statements. SACM was established in 2001 to operate correctional centers in South Africa. The joint venture currently provides security and other management services for the Kutama Sinthumule Correctional Centre in the Republic of South Africa under a 25-year management contract which commenced in February 2002. The Company’s and the second joint venture partner’s shares in the profits of the joint venture are 88.75% and 11.25%, respectively. There were no changes in the Company’s ownership percentage of the consolidated subsidiary during the year ended December 31, 2013 or fiscal years ended December 31, 2012 and January 1, 2012. There were no contributions from owners or distributions to owners in the year ended December 31, 2013 or fiscal years ended December 31, 2012 and January 1, 2012.

4.	Equity Incentive Plans

The Company had awards outstanding under four equity compensation plans at December 31, 2013: The Wackenhut Corrections Corporation 1994 Stock Option Plan (the “1994 Plan”); the 1995 Non-Employee Director Stock Option Plan (the “1995 Plan”); the Wackenhut Corrections Corporation 1999 Stock Option Plan (the “1999 Plan”); and The GEO Group, Inc. 2006 Stock Incentive Plan (the “2006 Plan” and, together with the 1994 Plan, the 1995 Plan and the 1999 Plan, the “Company Plans”).

On August 12, 2010, the Company’s Board of Directors adopted and its shareholders approved an amendment to the 2006 Plan to increase the number of shares of common stock subject to awards under the 2006 Plan by 2,000,000 shares from 2,400,000 to 4,400,000 shares of common stock. On February 16, 2011, the Company’s Board of Directors approved Amendment No. 1 to the 2006 Plan to provide that of the 2,000,000 additional shares of Common Stock that were authorized to be issued pursuant to awards granted under the 2006 Plan, up to 1,083,000 of such shares may be issued in connection with awards, other than stock options and stock appreciation rights, that are settled in common stock. On February 4, 2013, the Compensation Committee resolved to increase the number of shares of common stock subject to awards under the 2006 Plan from 4,400,000 to 5,087,385 shares of common stock pursuant to Section 5(f) of the Plan as a result of the adjustment necessary because of the stock portion of the special dividend paid on December 31, 2012.

The 2006 Plan, as amended, specifies that up to 2,166,000 of such total shares pursuant to awards granted under the plan may constitute awards other than stock options and stock appreciation rights, including shares of restricted stock. As of December 31, 2013, under the 2006 Plan, the Company had 1,629,303 shares of common stock available for issuance pursuant to future awards that may be granted under the plan of which up to 317,694 shares were available for the issuance of awards other than stock options. See Restricted Stock below for further discussion.

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

Award Modifications

In connection with the 2012 divestiture of RTS (Refer to Note 2 — Discontinued Operations), all employees of RTS terminated their employment with GEO effective December 31, 2012. Nineteen of these employees had 24,100 unvested options and 8,375 unvested shares of restricted stock from previously granted GEO share-based awards. The Compensation Committee of the Board of Directors resolved on December 11, 2012 to accelerate the vesting of these awards and the Company recorded a compensation charge of approximately $0.3 million during the fourth quarter and fiscal year ended December 31, 2012.

In connection with mandatory anti-dilution provisions of GEO’s equity incentive plans, as it pertained to the Special Dividend, an adjustment was made to all options outstanding on December 31, 2012 to (i) increase the number of shares subject to an option by multiplying the number of shares by 1.156 (the “Adjustment Factor”) and (ii) reduce the exercise price per share of common stock subject to the options by dividing the initial exercise price by the Adjustment Factor. The Adjustment Factor was determined by the percentage increase in the Company’s common stock in connection with the stock portion of the Special Dividend. The adjustment affected all GEO employees who had outstanding option grants on December 31, 2012 (313 employees) and resulted in approximately 0.2 million of incremental options awarded. As the adjustment was designed to equalize the fair value of the option award for the stock portion of the Special Dividend and the Company Plans included an anti-dilution provision, there was no incremental compensation cost resulting from the incremental options awarded.

The Company recognized compensation expense related to the Company Plans for the year ended December 31, 2013 and fiscal years ended December 31, 2012 and January 1, 2012 as follows (in thousands):

	2013	2012	2011
Stock option plan expense	$1,307	$2,539	$2,681
Restricted stock expense	$6,582	$4,449	$3,432

Stock Options

A summary of the activity of the Company’s stock options plans is presented below:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Options outstanding at December 31, 2012	1,198	$18.92	6.85	$11,090
Granted	—	—
Exercised	(318)	17.04
Forfeited/Canceled	(31)	21.52

Options outstanding at December 31, 2013	849	$19.67	6.39	$10,654

Options vested and expected to vest at December 31, 2013	831	$19.63	6.37	$10,473

Options exercisable at December 31, 2013	584	$18.81	5.90	$7,842

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of fiscal year 2013 and the exercise price, times the number of shares that are “in the money”) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. This amount changes based on the fair value of the Company’s stock.

The following table summarizes information relative to stock option activity during the Company’s year ended December 31, 2013 and fiscal years ended December 31, 2012 and January 1, 2012 (in thousands):

	2013	2012	2011
Intrinsic value of options exercised	$5,564	$7,051	$4,718
Fair value of shares vested	$1,679	$2,062	$2,358

The following table summarizes information about the exercise prices and related information of stock options outstanding under the Company Plans at December 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price
	(In thousands)
6.66 – 13.72	27	1.64	$9.06	27	1.64	$9.06
14.44 – 22.26	734	6.30	$19.75	526	6.30	$19.10
22.30 – 24.61	88	8.62	$22.31	31	8.62	$22.30

Total	849	6.4	$19.67	584	5.90	$18.81

The weighted average grant date fair value of options granted during the fiscal years ended December 31, 2012 and January 1, 2012 was $6.81 and $9.75 per share, respectively. There were no options granted during the year ended December 31, 2013.

The following table summarizes the status of non-vested stock options as of December 31, 2012 and 2013, and changes during the year ending December 31, 2013:

	Number of Shares	Wtd. Avg. Grant Date Fair Value
	(In thousands)
Options non-vested at December 31, 2012	476	$8.89
Granted	—	—
Vested	(200)	6.95
Forfeited	(10)	8.61

Options non-vested at December 31, 2013	266	$10.36

As of December 31, 2013, the Company had $1.3 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock

During the fiscal year ended December 31, 2013, the Company granted 345,060 shares of restricted stock to certain employees and executive officers. Of these awards, 92,810 are performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2013, 2014 and 2015.

The fair value of restricted stock awards, which do not contain a market-based performance condition, is determined using the closing price of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period. Generally, the restricted stock awards vest in equal increments over either a three or four year period.

The vesting of the performance-based restricted stock grants awarded in 2013 are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 75% of the shares of restricted stock (“TSR Target Award”) can vest at the end of a three-year performance period if GEO meets certain total shareholder return (“TSR”) performance targets, as compared to the total shareholder return of a peer group of companies, during 2013, 2014 and 2015; and (ii) up to 25% of the shares of restricted stock (“ROCE Target Award”) can vest at the end of a three-year period if GEO meets certain return on capital employed (“ROCE”) performance targets in 2013, 2014 and 2015. These performance awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the performance-based awards is based on the target awards for both metrics. Both of the TSR and ROCE performance metrics were met during 2013.

The metric related to ROCE is considered to be a performance condition. For share-based awards that contain a performance condition, the achievement of the targets must be probable before any share-based compensation expense is recorded. The Company reviews the likelihood of which target in the range will be achieved and if deemed probable, compensation expense is recorded at that time. If subsequent to initial measurement there is a change in the estimate of the probability of meeting the performance condition, the effect of the change in the estimated quantity of awards expected to vest is recognized by cumulatively adjusting compensation expense. If ultimately the performance targets are not met, for any awards where vesting was previously deemed probable, previously recognized compensation expense will be reversed in the period in which vesting is no longer deemed probable. During 2013, the Company deemed the achievement of the target award to be probable and there were no changes in the estimated quantity of awards expected to vest. The fair value of these awards was determined based on the closing price of the Company’s common stock on the date of grant.

The metric related to TSR is considered to be a market condition. For share-based awards that contain a market condition, the probability of satisfying the market condition must be considered in the estimate of grant-date fair value. Compensation expense is recognized over the vesting period and previously recorded compensation expense is not reversed if the market condition is never met. Refer to Note 1 — Summary of Business Organization, Operations and Significant Accounting Policies, Stock-Based Compensation Expense, for the assumptions and method used to value these awards.

During the fiscal year ended December 31, 2012, the Company granted 315,000 shares of restricted stock to its executive officers and to certain senior employees. Of these awards, 205,000 are performance based awards which will be forfeited if the Company does not achieve certain annual metrics during 2012, 2013 and 2014. The vesting of these grants are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 75% of the shares of restricted stock in each award can vest annually or cumulatively if GEO meets certain earnings per share performance targets during 2012, 2013 and 2014; and (ii) up to 25% of the shares of restricted stock in each award can vest annually if GEO meets certain return on capital performance targets in 2012, 2013, and 2014. The Company achieved the earnings per share and return on capital annual performance metrics in 2012 and 2013.

The following table summarizes the status of restricted stock awards as of December 31, 2012 and 2013, and changes during the year ended December 31, 2013:

	Shares	Wtd. Avg. Grant date Fair value
	(In thousands)
Restricted stock outstanding at December 31, 2012	670	$18.14
Granted	345	37.40
Vested	(273)	18.44
Forfeited/Canceled	(8)	34.88

Restricted stock outstanding at December 31, 2013	734	$26.87

As of December 31, 2013, the Company had $14.3 million of unrecognized compensation cost that is expected to be recognized over a weighted average period of 2.8 years.

Employee Stock Purchase Plan

The Company previously adopted The GEO Group Inc. 2011 Employee Stock Purchase Plan (the “Plan”), which was approved by the Company’s shareholders. The purpose of the Plan, which is qualified under Section 423 of the Internal Revenue Service Code of 1986, as amended, is to encourage stock ownership through payroll deductions by the employees of GEO and designated subsidiaries of GEO in order to increase their identification with the Company’s goals and secure a proprietary interest in the Company’s success. These deductions are used to purchase shares of the Company’s Common Stock at a 5% discount from the then current market price. The Company has made available up to 500,000 shares of its common stock, which were registered with the Securities and Exchange Commission on May 4, 2012, for sale to eligible employees.

The Plan is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Plan are made on the last day of each month. During the years ended December 31, 2013 and December 31, 2012, 9,794 and 22,760 shares, respectively, were issued out of the Company’s treasury stock in connection with the Plan.

5.	Earnings Per Share

Basic and diluted earnings per share (“EPS”) from continuing operations were calculated for the year ended December 31, 2013 and fiscal years ended December 31, 2012 and January 1, 2012, respectively, as follows:

Fiscal Year	2013	2012	2011
	(In thousands, except per share data)
Income from continuing operations	$117,462	$144,558	$69,644
(Income) loss attributable to noncontrolling interests	(62)	852	1,162

Income from continuing operations attributable to The GEO Group, Inc.	$117,400	$145,410	$70,806
Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	71,116	60,934	63,425

Per share amount from continuing operations	$1.65	$2.39	$1.12

Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	71,116	60,934	63,425
Dilutive effect of equity incentive plans	489	331	315

Weighted average shares assuming dilution	71,605	61,265	63,740

Per share amount from continuing operations	$1.64	$2.37	$1.11

As discussed in Note 3 — Shareholders’ Equity, on December 31, 2012, GEO paid a Special Dividend in connection with its conversion to a REIT. The shareholders were allowed to elect to receive their entire payment of the special dividend in either cash or in shares of common stock, except that GEO placed a limit on the aggregate amount of cash payable to the shareholders.

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

For the fiscal year ended December 31, 2013, 60,011 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. No common stock equivalents from restricted shares were anti-dilutive.

For the fiscal year ended December 31, 2012, 62,769 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. No common stock equivalents from restricted shares were anti-dilutive.

For the fiscal year ended January 1, 2012, 105,307 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. No common stock equivalents from restricted shares were anti-dilutive.

6.	Property and Equipment

Property and equipment consist of the following at fiscal year end:

	Useful Life	2013	2012
	(Years)	(In thousands)
Land	—	$100,862	$97,933
Buildings and improvements	2 to 50	1,567,836	1,469,225
Leasehold improvements	1 to 29	256,055	257,876
Equipment	3 to 10	137,952	124,199
Furnitures, fixtures and computer software	1 to 7	33,388	29,046
Facility construction in progress		10,804	15,272

Total		$2,106,897	$1,993,551
Less accumulated depreciation and amortization		(379,099)	(306,392)

Property and equipment, net		$1,727,798	$1,687,159

The Company depreciates its leasehold improvements over the shorter of their estimated useful lives or the terms of the leases including renewal periods that are reasonably assured. The Company’s construction in progress primarily consists of facilities under construction that are owned by the Company. Interest capitalized in property and equipment for the year ended December 31, 2013 was not significant. Interest capitalized in property and equipment was $1.2 million for the fiscal year ended December 31, 2012.

Depreciation expense was $78.8 million, $72.2 million and $61.6 million, respectively, for the year ended December 31, 2013 and fiscal years ended December 31, 2012 and January 1, 2012, respectively.

At December 31, 2013 and 2012, the Company had $17.7 million and $17.7 million of assets recorded under capital leases including $17.1 million related to land, buildings and improvements and $0.6 million related to equipment, furniture and fixtures. Capital leases are recorded net of accumulated amortization of $8.4 million and $7.4 million, at December 31, 2013 and 2012, respectively. Depreciation expense related to assets recorded under capital leases for the year ended December 31, 2013 and fiscal years ended December 31, 2012, and January 1, 2012 was $1.0 million, $1.0 million and $1.0 million, respectively, and is included in Depreciation and Amortization in the accompanying consolidated statements of operations.

7.	Assets Held for Sale

As of December 31, 2013 and 2012, the Company’s Assets Held for Sale by reportable segment were as follows (in thousands):

	2013	2012
U.S. Corrections & Detention	$—	$—
GEO Community Services	—	3,243

Total	$—	$3,243

2013

As of December 31, 2013, the Company had no facilities classified as available for sale.

During the year ended December 31, 2013, the Company sold two of its facilities previously classified as Assets Held for Sale (Abraxas Center for Adolescent Females and Philadelphia Community-Based Programs). The sale of the facilities resulted in an insignificant gain.

During 2013, Contact Interventions (carrying value $1.2 million) and Abraxas III (carrying value $0.2 million) no longer met the Assets Held For Sale criteria and were reclassified to Property and Equipment. The Company previously had potential buyers for these properties, but based on new market information, has deemed the potential sales to be improbable. The reclassification to Property and Equipment had no significant impact on the Company’s results of operations.

2012

During the fiscal year ended December 31, 2012, the Company sold two of its facilities previously classified as Assets Held for Sale (Baker Community Correctional and Texas Adolescent Treatment Center). The sale of these facilities resulted in an insignificant gain.

On August 12, 2010, the Company acquired the Reality House Facility in connection with the Cornell Acquisition. This facility, an asset of the GEO Community Services reportable segment, was classified as an Asset Held For Sale as of January 1, 2012, and was donated to a non-profit organization in September 2012. The carrying value of this facility was not significant.

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

The future minimum rentals to be received are as follows:

Fiscal Year	Annual Repayment
(In thousands)
2014	$7,785
2015	8,299
2016	8,586
2017	2,336

Total minimum obligation	$27,006
Less unearned interest income	(4,240)
Less current portion of direct finance lease (included in Prepaid expenses and other current assets)	(5,822)

Long term portion of investment in direct finance lease	$16,944

9.	Derivative Financial Instruments

As of December 31, 2012, the Company had four interest rate swap agreements (the “Swap Agreements”) in the aggregate notional amount of $100.0 million. These Swap Agreements were canceled in October 2013 (see discussion below). The Company had designated these interest rate swaps as hedges against changes in the fair value of a designated portion of the 7 3/4% Senior Notes due 2017 (“7 3/4% Senior Notes”) due to changes in underlying interest rates. The Swap Agreements, which had payment, expiration dates and call provisions that mirrored the terms of the 7 3/4% Senior Notes, effectively converted $100.0 million of the 7 3/4% Senior Notes into variable rate obligations. Each of the swaps had a termination clause that gave the counterparty the right to terminate the interest rate swaps at fair market value, under certain circumstances. In addition to the termination clause, the Swap Agreements also had call provisions which specified that the lender could elect to settle the swaps for the call option price. Under the Swap Agreements, the Company received a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $100.0 million amount, while it made a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin, also calculated on the notional $100.0 million amount. Changes in the fair value of the interest rate swaps were recorded in earnings along with related designated changes in the value of the 7 3/4% Senior Notes. Total net gains (losses), entirely offset by a corresponding increase (decrease) in the fair value of the variable rate portion of the 7 3/4% Senior Notes, recognized and recorded in earnings related to these fair value hedges was $(1.2) million and $4.1 million in the fiscal years ended December 31, 2012 and January 1, 2012, respectively. As of December 31, 2012 and January 1, 2012, the fair value of the swap assets was $6.2 million and $7.4 million, respectively. There was no material ineffectiveness of these interest rate swaps during the fiscal periods ended December 31, 2012 and January 1, 2012. The fair value of the swap agreements are recorded in other non-current assets in the accompanying December 31, 2012 Consolidated Balance Sheet.

In October 2013, the Company received proceeds of $5.1 million, including accrued interest of $1.1 million, for the settlement of the Swap Agreements with an aggregate notional amount of $100.0 million discussed above. The lenders to those Swap Agreements elected to prepay their obligations at the call option price which equaled the fair value at the respective call dates. Also on October 3, 2013, the Company completed the purchase of $209.1 million in aggregate principal amount of its 7 3/4% Senior Notes validly tendered in connection with the Company’s tender offer and consent solicitation on or prior to the consent payment deadline. On November 4, 2013, the Company completed the redemption of the remaining 7 3/4% Senior Notes in connection with the terms of the notice of redemption delivered to the noteholders pursuant to the terms of the indenture governing the 7 3/4% Senior Notes. Refer to Note 14 — Debt.

The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt, to be an effective cash flow hedge. Accordingly, the Company records the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total net unrealized loss recognized in the periods and recorded in accumulated other comprehensive income (loss), net of tax, related to this cash flow hedge was $(0.5) million and $(1.2) million for the fiscal years ended December 31, 2012 and January 1, 2012, respectively. The net unrealized gain (loss) for the year ended December 31, 2013 was not significant. The total value of the swap liability as of December 31, 2013 and 2012 was $0.4 million and $0.7 million, respectively, and is recorded as a component of other liabilities in the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).

10.	Goodwill and Other Intangible Assets, Net

Changes in the Company’s goodwill balances recognized during the year ended December 31, 2013 and the fiscal year ended December 31, 2012 were as follows (in thousands):

	December 31, 2012	Foreign currency translation	December 31, 2013
U.S. Corrections & Detention	$170,376	$—	$170,376
GEO Community Services	319,159	—	319,159
International Services	773	(112)	661

Total Goodwill	$490,308	$(112)	$490,196

	January 1, 2012	Foreign currency translation	December 31, 2012
U.S. Corrections & Detention	$170,376	$—	$170,376
GEO Community Services	319,159	—	319,159
International Services	761	12	773

Total Goodwill	$490,296	$12	$490,308

Intangible assets consisted of the following as of December 31, 2013 and December 31, 2012 (in thousands):

	December 31, 2013				December 31, 2012
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	13.4	$151,604	$(44,646)	$106,958	$151,913	$(33,141)	$118,772
Covenants not to compete	0	8,570	(8,570)	—	8,570	(8,495)	75
Technology	7	21,200	(8,758)	12,442	21,200	(5,729)	15,471
Trade names	Indefinite	44,000	—	44,000	44,000	—	44,000

Total acquired intangible assets		$225,374	$(61,974)	$163,400	$225,683	$(47,365)	$178,318

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

Amortization expense was $14.6 million, $18.1 million and $18.0 million for the year ended December 31, 2013 and fiscal years ended December 31, 2012 and January 1, 2012, respectively, and primarily related to the U.S. Corrections & Detention and GEO Community Services segments’ amortization of intangible assets for acquired management contracts. The Company relies on its historical experience in determining the useful life of facility management contracts. The Company makes assumptions related to acquired facility management contracts based on the competitive environment for individual contracts, our historical success rates in retaining contracts, the supply of available beds in the market, changes in legislation, the projected profitability of the facilities and other market conditions. As of December 31, 2013, the weighted average period before the next contract renewal or extension for the facility management contracts was approximately 1.3 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the contractual periods.

Estimated amortization expense related to the Company’s finite-lived intangible assets for 2014 through 2018 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
2014	$14,525
2015	14,525
2016	14,525
2017	14,525
2018	11,825
Thereafter	49,475

$119,400

11.	Financial Instruments

The following table provides a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis (in thousands):

		Fair Value Measurements at December 31, 2013
	Carrying Value at December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Guaranteed Investment Contract	$5,742	$—	$5,742	$—
Rabbi Trust	$9,534	$—	$9,534	$—
Fixed income securities	$1,993	$—	$1,993	$—
Liabilities:
Interest rate swap derivative liability	$390	$—	$390	$—

		Fair Value Measurements at December 31, 2012
	Carrying Value at December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap derivative assets	$6,212	$—	$6,212	$—
Restricted investments:
Guaranteed Investment Contact	$5,742	$—	$5,742	$—
Rabbi Trust	$7,718	$—	$7,718	$—
Fixed income securities	$2,152	$—	$2,152	$—
Liabilities:
Interest rate swap derivative liability	$708	$—	$708	$—

The Company’s level 2 financial instruments included in the tables above as of December 31, 2013 and 2012 consist of a guaranteed investment contract, the Company’s rabbi trust established for GEO employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan, an interest rate swap held by our Australian subsidiary, other interest rate swap assets of the Company and an investment in Canadian dollar denominated fixed income securities. In October 2013, the non-Australian interest rate swap assets were terminated (Refer to Note 9 — Derivative Financial Instruments). The Company’s restricted investment in the Rabbi Trust is invested in Company owned life insurance policies which are recorded at their cash surrender values. These investments are valued based on the underlying investments held in the policies’ separate account. The underlying assets are equity and fixed income pooled funds that are comprised of level 1 and level 2 securities. The Australian subsidiary’s interest rate swap is valued using a discounted cash flow model based on projected Australian borrowing rates. At December 31, 2012, the Company’s other interest rate swap assets were based on pricing models which considered prevailing interest rates, credit risk and similar instruments. The Canadian dollar denominated securities, not actively traded, are valued using quoted rates for these and similar securities. The restricted investment in the guaranteed investment contract is valued using quoted rates for these and similar instruments.

12.	Fair Value of Assets and Liabilities

The Company’s Consolidated Balance Sheets reflect certain financial instruments at carrying value. The following table presents the carrying values of those instruments and the corresponding fair values (in thousands):

	Estimated Fair Value Measurements at December 31, 2013
	Carrying Value as of December 31, 2013	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$52,125	$52,125	$52,125	$—	$—
Restricted cash	14,592	14,592	1,838	12,754	—
Liabilities:
Borrowings under Senior Credit Facility	$638,500	$639,246	$—	$639,246	$—
5 7/8% Senior Notes	250,000	265,938	—	265,938	—
6.625% Senior Notes	300,000	317,064	—	317,064	—
5.125% Senior Notes	300,000	279,000	—	279,000	—
Non-recourse debt, Australian subsidiary	23,896	24,439	—	24,439	—
Other non-recourse debt, including current portion	60,235	62,319	—	62,319	—

	Estimated Fair Value Measurements at December 31, 2012
	Carrying Value as of December 31, 2012	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$31,755	$31,755	$31,755	$—	$—
Restricted cash	34,950	34,950	1,765	33,185	—
Liabilities:
Borrowings under Senior Credit Facility	$797,430	$803,097	$—	$803,097	$—
7 3/4% Senior Notes	247,543	270,313	—	270,313	—
6.625% Senior Notes	300,000	335,814	—	335,814	—
Non-recourse debt, Australian subsidiary	34,832	34,973	—	34,973	—
Other non-recourse debt, including current portion	88,650	91,345	—	91,345	—

The fair values of the Company’s cash and cash equivalents, and restricted cash approximates the carrying values of these assets at December 31, 2013 and 2012. Restricted cash consists of money market funds, commercial paper and time deposits used for payments on the Company’s non-recourse debt and asset replacement funds contractually required to be maintained at the Company’s Australian subsidiary. The fair value of the money market funds is based on quoted market prices (level 1) and the fair value of commercial paper and time deposits is based on market prices for similar instruments (level 2). The fair values of the Company’s 6.625% senior unsecured notes due 2021 (“6.625% Senior Notes”), 5.125% Senior Notes due 2023 (the “5.125% Senior Notes”), and 5 7/8% Senior Notes due 2022 (the “5  7/8% Senior Notes”), although not actively traded, are based on published financial data for these instruments. The fair value of the Company’s non-recourse debt related to Washington Economic Development Finance Authority (“WEDFA”) is based on market prices for similar instruments. The fair value of the non-recourse debt related to the Company’s Australian subsidiary is estimated using a discounted cash flow model based on current Australian borrowing rates for similar instruments. The fair value of borrowings under the Senior Credit Facility is based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.

On September 30, 2013, the Company completed a defeasance of the non-recourse debt related to STLDC. In addition, during the fourth quarter of 2013, the Company completed the redemption of the 7 3/4% Senior Notes. Refer to Note 14 — Debt.

13.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	2013	2012
Accrued interest	$19,408	$14,371
Accrued bonus	11,108	11,762
Accrued insurance	49,170	52,593
Accrued property and other taxes	11,788	12,074
Construction retainage	267	293
Other	23,209	25,464

Total	$114,950	$116,557

14.	Debt

Debt consisted of the following (in thousands):

	2013	2012
Senior Credit Facility:
Term loan	$298,500	$563,625
Discount on term loan	—	(1,195)
Revolver	340,000	235,000

Total Senior Credit Facility	$638,500	$797,430
5.125% Senior Notes:
Notes Due in 2023	$300,000	$—
5 7/8% Senior Notes
Notes Due in 2022	$250,000	$—
6.625% Senior Notes:
Notes Due in 2021	$300,000	$300,000
7 3/4% Senior Notes:
Notes Due in 2017	$—	$250,000
Discount on Notes	—	(2,457)
Swap on Notes	—	6,212

Total 7 3/4% Senior Notes	$—	$253,755
Non-Recourse Debt :
Non-Recourse Debt	$85,091	$124,947
Discount on Non-Recourse Debt	(960)	(1,465)

Total Non-Recourse Debt	$84,131	$123,482
Capital Lease Obligations	11,924	12,994
Other debt	221	512

Total debt	$1,584,776	$1,488,173

Current portion of capital lease obligations, long-term debt and non-recourse debt	(22,163)	(53,882)
Capital Lease Obligations, long-term portion	(10,924)	(11,926)
Non-Recourse Debt	(66,153)	(104,836)

Long-Term Debt	$1,485,536	$1,317,529

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

The Company has accounted for the refinancing of the Prior Term Loans component of its Prior Senior Credit Facility as an extinguishment of debt and has accounted for the termination of the Prior Revolver component of the Prior Senior Credit Facility based upon the borrowing capacity accounting guidance for modification of revolving credit arrangements. Loan costs of $12.3 million were incurred in connection with the Credit Agreement transaction, of which $1.1 million was expensed as incurred as this amount was associated with the extinguishment of the Prior Term Loan component, and $11.2 million was capitalized as deferred financing fees and is included in Other Non-Current Assets in the accompanying Consolidated Balance Sheet as of December 31, 2013, and is being amortized to interest expense throughout the term of the Revolver or Term Loan as applicable. In addition, the Company wrote off $1.1 million in unamortized debt discount and $3.3 million of unamortized deferred financing costs pertaining to the Prior Term Loans related to the termination of the Prior Senior Credit Facility. The remaining unamortized deferred financing fees pertaining to the Prior Revolver will be amortized to interest expense throughout the term of the Revolver.

As of December 31, 2013, the Company had $298.5 million in aggregate borrowings outstanding under the Term Loan, $340.0 million in borrowings under the Revolver, and approximately $61.0 million in letters of credit which left $299.0 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of December 31, 2013 was 3.0%.

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

Events of default under the Credit Agreement include, but are not limited to, (i) the Company’s failure to pay principal or letter of credit reimbursement obligations when due or to pay any interest or other amounts within three business days of the payment deadline, (ii) the Company’s material breach of any representations or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness, (vi) unsatisfied final monetary judgments over a specified threshold, (vii) material environmental liability claims which have been asserted against the

Company, and (viii) a change in control. All of the obligations under the Credit Agreement are unconditionally guaranteed by each of the Company’s domestic subsidiaries that are restricted subsidiaries under the Senior Credit Facility. The Senior Credit Facility and the related guarantees are secured on a first-priority basis by substantially all of the Company’s present and future tangible and intangible assets, subject to certain exceptions, and all present and future tangible and intangible assets, subject to certain exceptions, of each guarantor. The Company’s failure to comply with any of the covenants under its Credit Agreement could cause an event of default under such documents and result in an acceleration of all outstanding senior secured indebtedness. The Company believes it was in compliance with all of the covenants of the Credit Agreement as of December 31, 2013.

5.125% Senior Notes

On March 19, 2013, the Company completed an offering of $300.0 million aggregate principal amount of senior unsecured notes in a private offering under the Indenture dated as of March 19, 2013 among GEO, certain of its domestic subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee. The 5.125% Senior Notes were offered and sold to “qualified institutional buyers” in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons in accordance with Regulation S under the Securities Act. The notes will mature on April 1, 2023 and have a coupon rate and yield to maturity of 5.125%. Interest is payable semi-annually on April 1 and October 1 each year, beginning October 1, 2013. The 5.125% Senior Notes are guaranteed on a senior unsecured basis by all of the Company’s restricted subsidiaries that guarantee obligations under the Senior Credit Facility, the Company’s 6.625% Senior Notes, and the Company’s 5 7/8% senior notes due 2022. The 5.125% Senior Notes and the guarantees are the Company’s general unsecured senior obligations and rank equally in right of payment with all of the Company’s and the guarantors’ existing and future unsecured senior debt, including the Company’s 6.625% Senior Notes and the 5 7/8% Senior Notes. The 5.125% Senior Notes and the guarantees are effectively subordinated to any of the Company’s and the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt, including all anticipated borrowings under the Senior Credit Facility. The 5.125% Senior Notes are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 5.125% Senior Notes.

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

At any time prior to April 1, 2018, the Company may, at its option, redeem all or a part of the 5.125% Senior Notes upon not less than 30 days nor more than 60 days prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) the Applicable Premium (as defined in the indenture) as of the date of redemption, plus (iii) accrued and unpaid interest and Liquidated Damages, if any, to the date of redemption. On or after April 1, 2018, the Company may, at its option, redeem all or a part of the 5.125% Senior Notes upon not less than 30 days nor more than 60 days notice at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and Liquidated Damages, if any, on the 5.125% Senior Notes redeemed, to the applicable redemption date, if redeemed during the 12 months period beginning on April 1 of the years indicated below:

Year	Percentage
2018	102.563%
2019	101.708%
2020	100.854%
2021 and thereafter	100%

As discussed above, on April 3, 2013, the Company’s Prior Senior Credit Facility was refinanced and a portion of the proceeds of the 5.125% Senior Notes were used to pay the outstanding Prior Term Loans under the Senior Credit Facility. Loan costs of $6.8 million were incurred and capitalized in connection with the issuance of the 5.125% Senior Notes.

If there is a “change of control” (as defined in the Indenture), holders of the 5.125% Senior Notes will have the right to cause GEO to repurchase their 5.125% Senior Notes at a price equal to 101% of the principal amount of the 5.125% Senior Notes repurchased plus accrued and unpaid interest and Liquidated Damages, if any, to the purchase date.

The indenture governing the 5.125% Senior Notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of the Company’s assets. As of the date of the indenture, all of the Company’s subsidiaries, other than certain dormant domestic and other subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. The Company’s failure to comply with certain of the covenants under the indenture governing the 5.125% Senior Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company believes it was in compliance with all of the covenants of the indenture governing the 5.125% Senior Notes as of December 31, 2013.

The indenture also contains events of default with respect to, among other things, the following: failure by the Company to pay interest and Liquidated Damages, if any, on the 5.125% Senior Notes when due, which failure continues for 30 days; failure by the Company to pay the principal of, or premium, if any, on, the 5.125% Senior Notes when due; failure by the Company or any of its restricted subsidiaries to comply with their obligations to offer to repurchase the 5.125% Senior Notes at the option of the holders of the 5.125% Senior Notes upon a change of control, to offer to redeem notes under certain circumstances in connection with asset sales with “excess proceeds” (as defined in the indenture) in excess of $25.0 million or to observe certain restrictions on mergers, consolidations and sales of substantially all of their assets; the failure by the Company or any guarantor to comply with any of the other agreements in the indenture, which failure continues for 60 days after notice; and certain events of bankruptcy or insolvency of the Company or a restricted subsidiary that is a significant subsidiary or any group of restricted subsidiaries that together would constitute a significant subsidiary.

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

5 7/8% Senior Notes

On October 3, 2013, the Company completed an offering of $250.0 million aggregate principal amount of 5 7/8% senior notes due 2022 (the “5 7/8% Senior Notes”) in a private offering under the Indenture dated as of October 3, 2013 among GEO, certain of its domestic subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee. The 5 7/8% Senior Notes were offered and sold to “qualified institutional buyers” in accordance with Rule 144A under the Securities Act, and outside the United States to non-U.S. persons in accordance with Regulations S under the Securities Act. The 5 7/8% Senior Notes were issued at a coupon rate and yield to maturity of 5 7/8%. Interest on the 5 7/8% Senior Notes will be payable semi-annually in cash in arrears on January 15 and July 15, commencing on January 15, 2014. The 5 7/8% Senior Notes mature on January 15, 2022. The 5 7/8% Senior Notes and the guarantees are the Company’s general unsecured senior obligations and rank equally in right of payment with all of the Company’s and the guarantors’ existing and future unsecured senior debt, including the Company’s 6.625% Senior Notes and the 5.125% Senior Notes. The 5 7/8% Senior Notes and the guarantees are effectively subordinated to any of the Company’s and the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt, including all anticipated borrowings under the Senior Credit Facility. The 5 7/8% Senior Notes are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 5 7/8% Senior Notes.

Up to 35% of the aggregate principal amount of the 5 7/8% Senior Notes may be redeemed on or prior to January 15, 2016, with the net cash proceeds from certain equity offerings at a redemption price equal to 105.875% of their principal amount, plus accrued and unpaid interest and Liquidated Damages (as defined in the indenture), if any, to the redemption date. In addition, GEO may, at its option, redeem the 5 7/8% Senior Notes in whole or in part before January 15, 2017 at a redemption price equal to 100% of the principal amount of the 5 7/8% Senior Notes being redeemed plus a “make-whole” premium, together with accrued and unpaid interest and Liquidated Damages, if any, to the redemption date. On or after January 15, 2017, GEO may, at its option, redeem all or part of the 5 7/8% Senior Notes upon not less than 30 days nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and including Liquidated Damages, if any, on the 5 7/8% Senior Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on January 15 of the years indicated below:

Year	Percentage
2017	104.406%
2018	102.938%
2019	101.469%
2020 and thereafter	100.000%

If there is a “change of control” (as defined in the Indenture), holders of the 5 7/8% Senior Notes will have the right to cause GEO to repurchase their 5 7/8% Senior Notes at a price equal to 101% of the principal amount of the 5 7/8% Senior Notes repurchased plus accrued and unpaid interest and Liquidated Damages, if any, to the purchase date.

The indenture governing the notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of the Company’s assets. As of the date of the indenture, all of the Company’s subsidiaries, other than certain dormant domestic and other subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. The Company’s failure to comply with certain of the covenants under the indenture governing the 5 7/8% Senior Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company believes it was in compliance with all of the covenants of the indenture governing the 5 7/8% Senior Notes as of December 31, 2013.

The Indenture also contains events of default with respect to, among other things, the following: failure by GEO to pay interest and Liquidated Damages, if any, on the 5 7/8% Senior Notes when due, which failure continues for 30 days; failure by GEO to pay the principal of, or premium, if any, on, the 5 7/8% Senior Notes when due; failure by GEO or any of its restricted subsidiaries to comply with their obligations to offer to repurchase the 5 7/8% Senior Notes at the option of the holders of the 5 7/8% Senior Notes upon a change of control, to offer to redeem notes under certain circumstances in connection with asset sales with “excess proceeds” (as defined in the Indenture) in excess of $25.0 million or to observe certain restrictions on mergers, consolidations and sales of substantially all of their assets; the failure by GEO or any Guarantor to comply with any of the other agreements in the Indenture, which failure continues for 60 days after notice; and certain events of bankruptcy or insolvency of GEO or a restricted subsidiary that is a significant subsidiary or any group of restricted subsidiaries that together would constitute a significant subsidiary.

GEO used the net proceeds from the offering, together with cash on hand, to fund the repurchase, redemption or other discharge of its 7 3/4% Senior Notes (see discussion below) and to pay related transaction fees and expenses. Loan costs of $5.9 million were incurred and capitalized in connection with the offering.

Under the terms of the Registration Rights Agreement, dated as of October 3, 2013, among GEO, the Guarantors and Wells Fargo Securities, LLC, as the representative of the initial purchasers of the 5 7/8% Senior Notes (the “Registration Rights Agreement”), GEO has agreed to register under the Securities Act notes having terms identical in all material respects to the 5 7/8% Senior Notes (the “5 7/8% Exchange Notes”) and to make an offer to exchange the 5 7/8% Exchange Notes for the 5 7/8% Senior Notes. GEO filed the registration statement on October 2, 2013 which was declared effective on January 6, 2014. GEO launched the exchange offer on January 6, 2014 and the exchange offer expired on February 4, 2014.

6.625% Senior Notes

On February 10, 2011, the Company completed an offering of $300.0 million aggregate principal amount of 6.625% Senior Notes in a private offering under the indenture dated as of February 10, 2011 among the Company, certain of its domestic subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee. The 6.625% Senior Notes were offered and sold to “qualified institutional buyers” in accordance with Rule 144A under the Securities Act, and outside the United States to non-U.S. persons in accordance with Regulation S under the Securities Act. The 6.625% Senior Notes were issued at a coupon rate and yield to maturity of 6.625%. Interest on the 6.625% Senior Notes is payable semi-annually in cash in arrears on February 15 and August 15 each year. The 6.625% Senior Notes mature on February 15, 2021. The 6.625% Senior Notes and the guarantees are the Company’s general unsecured senior obligations and rank equally in right of payment with all of the Company’s and the guarantors’ existing and future unsecured senior debt, including the Company’s 5.125% Senior Notes and the 5 7/8% Senior Notes. The 6.625% Senior Notes and the guarantees are effectively subordinated to any of the Company’s and the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt, including all anticipated borrowings under the Senior Credit Facility. The 6.625% Senior Notes are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 6.625% Senior Notes.

At any time on or prior to February 15, 2014, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of outstanding 6.625% Senior Notes issued under the indenture at a redemption price of 106.625% of their principal amount, plus accrued and unpaid interest and Liquidated Damages (as defined in the indenture), if any, to the redemption date, with the net cash proceeds of one or more equity offerings; provided, that: (1) at least 65% of the aggregate principal amount of 6.625% Senior Notes issued under the indenture (including any additional notes) remains outstanding immediately after the occurrence of such redemption (excluding notes held by the Company and its subsidiaries); and (2) the redemption occurs within 90 days of the date of the closing of such equity offering. In addition, the Company may, at its option, redeem all or part of the 6.625% Senior Notes prior to February 15, 2016, at a redemption price equal to 100% of the principal amount of each note to be redeemed plus a “make whole” premium, together with accrued and unpaid interest and Liquidated Damages, if any, to the date of redemption.

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

If there is a “change of control” (as defined in the indenture), holders of the 6.625% Senior Notes will have the right to cause the Company to repurchase their 6.625% Senior Notes at a price equal to 101% of the principal amount of the 6.625% Senior Notes repurchased plus accrued and unpaid interest and Liquidated Damages, if any, to the purchase date.

The indenture governing the notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of the Company’s assets. As of the date of the indenture, all of the Company’s subsidiaries, other than certain dormant domestic and other subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. The Company’s failure to comply with certain of the covenants under the indenture governing the 6.625% Senior Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company believes it was in compliance with all of the covenants of the indenture governing the 6.625% Senior Notes as of December 31, 2013.

The indenture also contains events of default with respect to, among other things, the following: failure by the Company to pay interest and Liquidated Damages, if any, on the 6.625% Senior Notes when due, which failure continues for 30 days; failure by the Company to pay the principal of, or premium, if any, on, the 6.625% Senior Notes when due; failure by the Company or any of its restricted subsidiaries to comply with their obligations to offer to repurchase the 6.625% Senior Notes at the option of the holders of the 6.625% Senior Notes upon a change of control, to offer to redeem notes under certain circumstances in connection with asset sales with “excess proceeds” (as defined in the indenture) in excess of $25.0 million or to observe certain restrictions on mergers, consolidations and sales of substantially all of their assets; the failure by the Company or any guarantor to comply with any of the other agreements in the indenture, which failure continues for 60 days after notice; and certain events of bankruptcy or insolvency of the Company or a restricted subsidiary that is a significant subsidiary or any group of restricted subsidiaries that together would constitute a significant subsidiary. The Company realized net proceeds of $293.3 million upon the closing of the transaction and used the net proceeds of the offering, together with borrowings of $150.0 million under the Prior Senior Credit Facility, to finance the acquisition of BI. The remaining net proceeds from the offering were used for general corporate purposes.

Under the terms of the registration rights agreement, dated as of February 10, 2011, among the Company, the guarantors and the initial purchasers of the 6.625% Senior Notes, the Company agreed to register under the Securities Act notes having terms identical in all material respects to the 6.625% Senior Notes (the “6.625% Exchange Notes”) and to make an offer to exchange the 6.625% Exchange Notes for the 6.625% Senior Notes. The Company filed the registration statement on April 12, 2011 which was declared effective on July 22, 2011. The Company launched the exchange offer on July 25, 2011 and the exchange offer expired on August 22, 2011.

7 3/4% Senior Notes

On October 20, 2009, the Company completed a private offering of $250.0 million in aggregate principal amount of its 7 3/4% Senior Notes due 2017. These senior unsecured notes pay interest semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on April 15, 2010.

On September 19, 2013, the Company announced the commencement of a cash tender offer and consent solicitation for any and all of its outstanding 7 3/4% Senior Notes. On October 3, 2013, the Company completed the purchase of $209.1 million in aggregate principal amount of its 7 3/4% senior notes validly tendered in connection with the Company’s tender offer and consent solicitation on or prior to the consent payment deadline. On November 4, 2013, the Company completed the redemption of the remaining 7 3/4% Senior Notes in connection with the terms of the notice of redemption delivered to the noteholders pursuant to the terms of the indenture governing the 7 3/4% Senior Notes. The Company financed the purchase of the 7 3/4% Senior Notes under the tender offer and the redemption with the net cash proceeds from the 5 7/8% Senior Notes (see discussion above) and cash on hand. As a result of the tender offer and redemption, the Company incurred a $17.7 million loss on extinguishment related to the tender premium and deferred costs associated with the 7 3/4% Senior Notes. This loss was partially offset by proceeds of $4.0 million received for the settlement of the interest rate swaps related to the 7 3/4% Senior Notes. Refer to Note 9 — Derivative Financial Instruments.

Non-Recourse Debt

South Texas Detention Complex

The Company had a debt service requirement related to the development of the South Texas Detention Complex, a 1,904-bed detention complex in Frio County, Texas acquired in November 2005 from Correctional Services Corporation (“CSC”). CSC was awarded the contract in February 2004 by the Department of Homeland Security, U.S. Immigration and Customs Enforcement (“ICE”) for development and operation of the detention center. In order to finance the construction of the complex, STLDC was created and issued $49.5 million in taxable revenue bonds. These bonds were to mature in February 2016 and had fixed coupon rates between 4.63% and 5.07%. Additionally, the Company was owed $5.0 million in the form of subordinated notes by STLDC which represented the principal amount of financing provided to STLDC by CSC for initial development.

On September 30, 2013, the Company completed a legal defeasance of the $49.5 million taxable revenue bonds with an outstanding balance of $17.2 million which were to mature in February 2016. Refer to Note 1- Variable Interest Entities. Upon closing of the transaction, the Company received $17.3 million of funds held in trust with respect to STLDC which was held for future debt service and other reserves. These funds were previously included in the Company’s current and non-current restricted cash and investments. In connection with the defeasance, the Company incurred a $1.5 million loss on extinguishment of debt which represented the excess of the reacquisition price of the defeasance over the net carrying value of the bonds and other defeasance related fees and expenses.

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

In connection with the original financing, CSC of Tacoma, LLC, a wholly owned subsidiary of CSC, issued a $57.0 million note payable to the Washington Economic Development Finance Authority (“WEDFA”), an instrumentality of the State of Washington, which issued revenue bonds (“2003 Revenue Bonds”) and subsequently loaned the proceeds of the bond issuance back to CSC for the purposes of constructing the Northwest Detention Center. The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. The bonds are non-recourse to the Company and the loan from WEDFA to CSC is non-recourse to the Company. These bonds mature in October 2014 and have a fixed coupon rate of 4.10%.

Additionally, on December 9, 2011, WEDFA issued $54.4 million of its Washington Economic Development Finance Authority Taxable Economic Development Revenue Bonds, series 2011 (“2011 Revenue Bonds”). The bonds were rated AA- by Standard & Poor’s Ratings Services and the scheduled payment of principal and interest is guaranteed by municipal bond insurance issued by Assured Guaranty Municipal Corp. The 2011 Revenue Bonds have an average all-in cost of approximately 6.4%, including debt issuance costs and the bond discount, and maturity dates ranging from October 1, 2014 through October 1, 2021. The 2011 Revenue Bonds were issued to provide funds to make a loan to CSC of Tacoma, LLC for purposes of reimbursing GEO for costs incurred by GEO for the 2009 expansion of the Northwest Detention Facility and paying the costs of issuing the 2011 Revenue Bonds. The payment of principal and interest on the bonds is non-recourse to GEO. None of the bonds nor CSC’s obligations under the loan are obligations of GEO nor are they guaranteed by GEO.

As of December 31, 2013, the remaining balance of the debt service requirement related to the 2003 and 2011 Revenue Bonds is $61.2 million, of which $11.8 million is classified as current in the accompanying balance sheet. As of December 31, 2013, included in restricted cash and investments is $11.5 million (all current) of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves which had not been released to the Company as of December 31, 2013.

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

On August 31, 2012, the Company purchased 100% of the partnership interests of MCF from the third party holders of these interests for a total net consideration of $35.2 million. Subsequent to the acquisition, the indenture relating to the MCF bonds was discharged and the remaining principal balance as of August 31, 2012 of $77.9 million was redeemed, with an effective date of September 4, 2012. GEO financed the acquisition of the partnership interests in MCF and the redemption of the MCF bonds with the proceeds from a term loan under the prior senior credit facility discussed above.

The Company incurred a loss on extinguishment of debt in connection with the early redemption of the MCF bonds of $8.5 million which consisted of a make-whole premium of $14.9 million which includes $0.1 million of bond redemption costs, offset by the effect of the then unamortized bond premium of $6.4 million.

Australia

The Company’s wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to the Company and total $23.9 million (AUD 26.9 million) and $34.8 million (AUD 33.6 million) at December 31, 2013 and 2012, respectively, based on exchange rates in effect as of December 31, 2013. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million (along with interest earned on the account) which, at December 31, 2013, was $5.1 million (including interest) based on exchange rates in effect as of December 31, 2013. This amount is included in non-current restricted cash and the annual maturities of the future debt obligation are included in Non-Recourse Debt.

Debt Repayment

Debt repayment schedules under Capital Lease Obligations, Long-Term Debt, Non-Recourse Debt and the Senior Credit Facility are as follows:

Fiscal Year	Capital Leases	Long-Term Debt	Non- Recourse Debt	Revolver	Term Loans	Total Annual Repayment
	(In thousands)
2014	$1,949	$185	$17,978	$—	$3,000	$23,112
2015	1,932	21	13,162	—	3,000	18,115
2016	1,935	4	14,031	—	3,000	18,970
2017	1,934	4	9,941	—	3,000	14,879
2018	1,936	4	6,970	340,000	3,000	351,910
2019	1,934	3	7,280	—	3,000	12,217
Thereafter	5,102	850,000	15,729	—	280,500	1,151,331

	16,722	850,221	85,091	340,000	298,500	1,590,534
Interest imputed on Capital Leases	(4,798)	—	—	—	—	(4,798)
Original issuer’s discount	—	—	(960)	—	—	(960)
Current portion	(1,000)	(185)	(17,978)	—	(3,000)	(22,163)

Non-current portion	$10,924	$850,036	$66,153	$340,000	$295,500	$1,562,613

Guarantees

In connection with the creation of SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements to SACS’ senior lenders through the issuance of letters of credit for 60.0 million South African Rand. During the fiscal year ended January 1, 2012, the Company was notified by SACS’ lenders that these guarantees were reduced from 60.0 million South African Rand to 34.8 million South African Rand, or $3.3 million based on exchange rates as of December 31, 2013. Additionally, SACS was required to fund a Rectification Account for the repayment of certain costs in the event of contract termination. As such, the Company had guaranteed the payment of 60% of amounts which may have been payable by SACS into the Rectification Account by providing a standby letter of credit of 8.4 million South African Rand as security for this guarantee. During the fiscal year ended December 31, 2012, SACS met its obligation for the funding of the Rectification Account and the letter of credit for 8.4 million South African Rand relative to this guarantee was not renewed. In the event SACS is unable to maintain the required funding in the Rectification Account, the guarantee for the shortfall will need to be re-instated. No amounts were drawn against these letters of credit. The remaining guarantee of 34.8 million South African Rand is included as part of the value of the Company’s outstanding letters of credit under its Revolver as of December 31, 2013.

In addition to the above, the Company has also agreed to provide a loan, of up to 20.0 million South African Rand, or $1.9 million based on exchange rates as of December 31, 2013, referred to as the Shareholder’s Loan, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Shareholder’s Loan, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Shareholder’s Loan expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. The lenders’ ability to draw on the Shareholder’s Loan is limited to certain circumstances, including termination of the contract.

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

In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a trust. The potential estimated exposure of these obligations is Canadian Dollar (“CAD”) $2.5 million, or $2.3 million based on exchange rates as of December 31, 2013, commencing in 2017. The Company has a liability of $2.0 million and $2.2 million related to this exposure included in Other Non-Current Liabilities as of December 31, 2013 and 2012, respectively. To secure this guarantee, the Company purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset equal to the current fair value of those securities included in Other Non-Current Assets as of December 31, 2013 and 2012, respectively, on its consolidated balance sheets. The Company does not currently operate or manage this facility.

At December 31, 2013, the Company also had eight letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $10.8 million.

In connection with the creation of GEOAmey, the Company and its joint venture partner guarantee the availability of working capital in equal proportion to ensure that GEOAmey can comply with current and future contractual commitments related to the performance of its operations. The Company and the 50% joint venture partner have each extended a £12 million line of credit of which £12.0 million, or $19.8 million based on exchange rates as of December 31, 2013, was outstanding as of December 31, 2013. The Company’s maximum exposure relative to the joint venture is its note receivable of $19.8 million and future financial support necessary to guarantee performance under the contract.

Except as discussed above, the Company does not have any off balance sheet arrangements.

15.	Benefit Plans

The Company’s employees participate in an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code that covers substantially all U.S. based salaried employees. Employees may contribute a percentage of eligible compensation to the plan, subject to certain limits under the Internal Revenue Code. For the year ended December 31, 2013 and fiscal years ended December 31, 2012 and January 1, 2012, the Company provided matching contributions of $3.4 million, $4.1 million and $3.0 million, respectively.

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

As of December 31, 2013, the Company had a non-qualified deferred compensation agreement with its Chief Executive Officer (“CEO”). In August 2012, the CEO’s agreement was amended to eliminate the tax gross-up provision which was previously applicable to his lump sum retirement payment and in exchange for the elimination of the tax gross-up provision, the amount of the lump sum retirement payment which Mr. Zoley is entitled to receive has been proportionately increased so that he would receive substantially the same net benefit as he would have otherwise received had the tax gross-up remained in plane. The current agreement provides for a lump sum payment upon retirement, no sooner than age 55. As of December 31, 2013, the CEO had reached age 55. and was eligible to receive the payment upon retirement. If the Company’s CEO had retired as of December 31, 2013, the Company would have had to pay him $6.8 million. The long-term portion of the pension liability related to the defined benefit plans and the deferred compensation agreement with the CEO as of December 31, 2013 and 2012 was $19.8 million and $19.5 million, respectively, and is included in Other Non-Current liabilities in the accompanying consolidated balance sheets.

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

	2013	2012
Accumulated Benefit Obligation, End of Year	$15,439	$14,631
Change in Projected Benefit Obligation
Projected Benefit Obligation, Beginning of Year	$19,761	$16,879
Service Cost	925	774
Interest Cost	829	787
Plan Amendments	—	569
Actuarial Loss (Gain)	(1,229)	945
Benefits Paid	(254)	(193)

Projected Benefit Obligation, End of Year	$20,032	$19,761

Change in Plan Assets
Plan Assets at Fair Value, Beginning of Year	$—	$—
Company Contributions	254	193
Benefits Paid	(254)	(193)

Plan Assets at Fair Value, End of Year	$—	$—

Unfunded Status of the Plan	$(20,032)	$(19,761)

Amounts Recognized in Accumulated Other Comprehensive Income
Prior Service Cost	—	—
Net Loss	2,791	4,283

Total Pension Cost	$2,791	$4,283

	2013	2012
Components of Net Periodic Benefit Cost
Service Cost	$925	$774
Interest Cost	829	787
Amortization of:
Prior Service Cost	—	569
Net Loss	263	193

Net Periodic Pension Cost	$2,017	$2,323

Weighted Average Assumptions for Expense
Discount Rate	5.15%	4.40%
Expected Return on Plan Assets	N/A	N/A
Rate of Compensation Increase	4.38%	4.60%

The amount included in other accumulated comprehensive income as of December 31, 2013 that has not yet been recognized as a component of net periodic benefit cost in fiscal year 2013 is $1.7 million. The amount included in other accumulated comprehensive income as of December 31, 2013 that is expected to be recognized as a component of net periodic benefit cost in fiscal year 2014 is $0.3 million.

The benefit payments reflected in the table below represent the Company’s obligations to employees that are eligible for retirement or have already retired and are receiving deferred compensation benefits:

Fiscal Year	Pension Benefits
(In thousands)
2014	$7,228
2015	413
2016	461
2017	490
2018	486
Thereafter	10,954

$20,032

The Company also maintains the GEO Group Inc. Deferred Compensation Plan (“Deferred Compensation Plan”), a non-qualified deferred compensation plan for employees who are ineligible to participate in its qualified 401(k) plan. Eligible employees may defer a fixed percentage of their salary and the Company matches employee contributions up to a certain amount based on the employee’s years of service. Payments will be made at retirement age of 65, at termination of employment or earlier depending on the employees’ elections. The Company established a rabbi trust; the purpose of which is to segregate the assets of the Deferred Compensation Plan from the Company’s cash balances. The funds in the rabbi trust are included in Restricted Cash and Investments in the accompanying Consolidated Balance Sheets. These funds are not available to the Company for any purpose other than to fund the Deferred Compensation Plan; however, these funds may be available to the Company’s creditors in the event the Company becomes insolvent. All employee and employer contributions relative to the Deferred Compensation Plan are made directly to the rabbi trust. The Company recognized expense related to its contributions of $0.2 million, $0.4 million and $0.3 million in fiscal years 2013, 2012 and 2011 respectively. The total liability, for this plan at December 31, 2013 and 2012 was $9.8 million and $8.0 million, respectively and is included in Other Non-Current Liabilities in the accompanying Consolidated Balance Sheets. The current portion of the liability was $0.3 million and $1.1 million as of December 31, 2013 and 2012, respectively.

16.	Business Segments and Geographic Information

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the U.S. Corrections & Detention segment; the International Services segment; the GEO Community Services segment; and Facility Construction & Design segment. The Company has identified these four reportable segments to reflect the current view that the Company operates four distinct business lines, each of which constitutes a material part of its overall business. The U.S. Corrections & Detention segment primarily encompasses U.S.-based privatized corrections and detention business. The International Services segment primarily consists of privatized corrections and detention operations in South Africa, Australia, United Kingdom and Canada. The Company’s community-based services, youth services and BI are operating segments aggregated under the GEO Community Services reporting segment. The GEO Community Services segment, which conducts its services in the United States, represents services provided to adult offenders and juveniles for non-residential treatment, educational and community based programs, pre-release and half-way house programs, compliance technologies, monitoring services and evidence-based supervision and treatment programs for community-based parolees, probationers, and pretrial defendants. The Facility Construction & Design segment primarily contracts with various state, local and federal agencies for the design and construction of facilities for which the Company has management contracts. Generally, the assets and revenues from the Facility Construction & Design segment are offset by a similar amount of liabilities and expenses. There was no activity in the Facility Construction & Design segment during 2013, 2012 or 2011. Segment disclosures below (in thousands) reflect the results of continuing operations. All transactions between segments are eliminated.

Fiscal Year	2013	2012	2011
Revenues:
U.S. Corrections & Detention	$1,011,818	$974,780	$925,098
GEO Community Services	302,094	291,891	280,080
International Services	208,162	212,391	201,994

Total revenues	$1,522,074	$1,479,062	$1,407,172

Depreciation and amortization:
U.S. Corrections & Detention	$62,112	$62,578	$55,208
GEO Community Services	29,989	26,738	24,271
International Services	2,563	2,369	2,069

Total depreciation and amortization	$94,664	$91,685	$81,548

Operating Income:
U.S. Corrections & Detention	$217,918	$222,976	$215,281
GEO Community Services	71,279	65,401	61,270
International Services	13,348	9,768	13,063

Operating income from segments	$302,545	$298,145	$289,614
General and Administrative Expenses	(117,061)	(113,792)	(110,015)

Total operating income	$185,484	$184,353	$179,599

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes, equity in earnings of affiliates and discontinued operations, in each case, during the fiscal years ended December 31, 2013, December 31, 2012 and January 1, 2012, respectively.

Fiscal Year Ended	2013	2012	2011
	(In thousands)
Operating income from segments	$302,545	$298,145	$289,614
Unallocated amounts:
General and administrative expense	(117,061)	(113,792)	(110,015)
Net interest expense	(79,680)	(75,473)	(68,346)
Loss on Early Extinguishment of Debt	(20,657)	(8,462)	—

Income before income taxes, equity in earnings of affiliates and discontinued operations	$85,147	$100,418	$111,253

	2013	2012
	(In thousands)
Segment assets:
U.S. Corrections & Detention	$2,048,882	$1,967,226
GEO Community Services	654,352	673,397
International Services	78,381	97,584

Total segment assets	$2,781,615	$2,738,207

Asset Reconciliation

The following is a reconciliation of the Company’s reportable segment assets to the Company’s total assets as of December 31, 2013 and 2012, respectively.

	2013	2012
	(In thousands)
Reportable segment assets	$2,781,615	$2,738,207
Cash	52,125	31,755
Deferred income tax assets, net	25,757	20,822
Restricted cash and investments, current and non-current	29,867	48,410

Total assets	$2,889,364	$2,839,194

Geographic Information

During each of the fiscal years ended December 31, 2013, December 31, 2012 and January 1, 2012, the Company’s international operations were conducted through (i) the Company’s wholly owned Australian subsidiary, The GEO Group Australia Pty. Ltd., through which the Company has management contracts for four correctional facilities (ii) the Company’s consolidated joint venture in South Africa, SACM, through which the Company manages one correctional facility; and (iii) the Company’s wholly-owned subsidiary in the United Kingdom, The GEO Group UK Ltd., through which the Company manages both the Dungavel House Immigration Removal Centre and the Harmondsworth Immigration Removal Centre.

Fiscal Year	2013	2012	2011
	(In thousands)
Revenues:
U.S. operations	$1,313,912	$1,266,670	$1,205,179
Australia operations	158,028	159,444	150,753
South African operations	17,992	20,029	21,357
United Kingdom operations	31,629	32,254	29,287
Canada operations	513	665	596

Total revenues	$1,522,074	$1,479,062	$1,407,172

Long-lived assets:
U.S. operations	$1,721,761	$1,680,038
Australia operations	4,828	5,634
South African operations	158	234
United Kingdom operations	1,051	1,253

Total long-lived assets[1]	$1,727,798	$1,687,159

[1]	As of December 31, 2013 and 2012 Canada did not have any significant long-lived assets.

Sources of Revenue

The Company derives most of its revenue from the management of privatized correction and detention facilities. The Company also derives revenue from the provision of community based and youth services in the United States and monitoring and evidence-based supervision and treatment programs. All of the Company’s revenue is generated from external customers.

Fiscal Year	2013	2012	2011
	(In thousands)
Revenues:
Corrections & Detention	$1,219,980	$1,187,171	$1,127,092
GEO Community Services	302,094	291,891	280,080

Total revenues	$1,522,074	$1,479,062	$1,407,172

Equity in Earnings of Affiliates

Equity in earnings of affiliates for 2013, 2012 and 2011 includes the operating results of the Company’s joint ventures in SACS and GEOAmey. These joint ventures are accounted for under the equity method and the Company’s investments in SACS and GEOAmey are presented as a component of other non-current assets in the accompanying Consolidated Balance Sheets.

The Company has recorded $5.1 million, $5.3 million and $3.9 million in earnings, net of tax impact, for SACS operations during the fiscal years ended December 31, 2013, December 31, 2012, and January 1, 2012, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying Consolidated Statements of Operations. As of December 31, 2013 and 2012, the Company’s investment in SACS was $8.1 million and $7.8 million, respectively. The investment is included in other non-current assets in the accompanying Consolidated Balance Sheets.

The Company has recorded $1.1 million, $(1.7) million and $(2.4) million in earnings (losses), net of tax impact, for GEOAmey’s operations during the years ended December 31, 2013, December 31, 2012, and January 1, 2012, respectively, which are included in equity in earnings of affiliates, net of income tax provision, in the accompanying Consolidated Statements of Operations. As of December 31, 2013 and 2012, the Company’s investment in GEOAmey was $(3.0) million and $(4.1) million, respectively, and represents its share of cumulative reported losses. Losses in excess of the Company’s investment have been recognized as the Company has provided certain loans and guarantees to provide financial support to GEOAmey (Refer to Note 14-Debt and Note 1—Summary of Business Organization, Operations and Significant Account Policies—Note Receivable from Joint Venture.

Business Concentration

Except for the major customer noted in the following table, no other single customer made up greater than 10% of the Company’s consolidated revenues for the following fiscal years.

Customer	2013	2012	2011
Various agencies of the U.S Federal Government:	45%	47%	40%

Credit risk related to accounts receivable is reflective of the related revenues.

17.	Income Taxes

The United States and foreign components of income before income taxes, equity in earnings in affiliates, and discontinued operations are as follows:

	2013	2012	2011
	(In thousands)
Income before income taxes, equity in earnings in affiliates, and discontinued operations
United States	$71,667	$91,048	$96,670
Foreign	13,480	9,370	14,583

	85,147	100,418	111,253

Discontinued operations:
Income (loss) from operation of discontinued business	(2,265)	(18,465)	12,572

Total	$82,882	$81,953	$123,825

The provision (benefit) for income taxes consists of the following components:

	2013	2012	2011
	(In thousands)
Continuing Operations:
Federal income taxes:
Current	$(26,841)	$36,631	$(4,198)
Deferred	(4,449)	(78,275)	36,716

	(31,290)	(41,644)	32,518

State income taxes:
Current	2,294	5,020	2,099
Deferred	(1,221)	(8,770)	4,732

	1,073	(3,750)	6,831

Foreign income taxes:
Current	4,445	5,497	4,211
Deferred	(278)	(665)	(388)

	4,167	4,832	3,823

Total U.S. and foreign	(26,050)	(40,562)	43,172
Discontinued operations:
Tax (benefit) provision allocated to discontinued operations	—	(7,805)	4,753

Total	$(26,050)	$(48,367)	$47,925

A reconciliation of the statutory U.S. federal tax rate of 35.00% and the effective income tax rate is as follows:

	2013	2012	2011
	(In thousands)
Continuing operations:
Provisions using statutory federal income tax rate	$29,801	$35,147	$38,939
State income taxes, net of federal tax benefit	1,104	4,291	4,480
REIT Benefit	(34,454)	—	—
Impact of REIT election	(14,946)	(79,033)	—
Change in contingent tax liabilities	(5,701)	—	(337)
Impact of nondeductible transaction costs	—	—	65
Reenactment of Federal Tax Credits	(1,084)	—	—
Other, net	(770)	(967)	25

Total continuing operations	(26,050)	(40,562)	43,172
Discontinued operations:
Tax benefit from operations of discontinued business	—	(7,805)	4,753

Provision for income taxes	$(26,050)	$(48,367)	$47,925

The Company’s effective tax rate, beginning in 2013, differs from the U.S. statutory rate of 35.00% primarily due to a zero tax rate on earnings generated by The Company’s REIT operations. In 2013 and 2012, The company had a tax benefit related to the REIT conversion of $14.9 million and $79.0 million respectively, which was primarily related to the revaluation of certain deferred tax assets and liabilities upon conversion to the effective tax rate of the REIT at a zero tax rate. In addition, the Company had a tax benefit in 2013 of $5.7 million primarily related to settlements of uncertain tax positions with the IRS for the tax year 2010 and 2011.

The following table presents the breakdown between current and non-current net deferred tax assets as of December 31, 2013 and 2012:

	2013	2012
	(In thousands)
Deferred tax assets — current	$20,936	$18,290
Deferred tax liabilities — current	—	—
Deferred tax assets — non current	4,821	2,532
Deferred tax liabilities — non current	(14,689)	(15,703)

Total net deferred tax assets	$11,068	$5,119

The significant components of the Company’s deferred tax assets and liabilities consisted of the following as of December 31, 2013 and 2012:

	2013	2012
	(In thousands)
Deferred tax assets:
Net operating losses	$22,461	$23,062
Accrued liabilities	18,879	13,060
Deferred compensation	8,604	7,666
Accrued compensation	5,736	6,433
Deferred revenue	5,523	—
Deferred rent	5,264	4,864
Tax credits	4,326	8,380
Equity awards	3,822	1,816
Other, net	309	8,060
Valuation allowance	(12,704)	(13,506)

Total deferred tax assets	$62,220	$59,835

Deferred tax liabilities:
Intangible assets	$(43,699)	$(45,955)
Depreciation	(7,453)	(8,761)

Total deferred tax liabilities	$(51,152)	$(54,716)

Total net deferred tax assets	$11,068	$5,119

Deferred income taxes should be reduced by a valuation allowance if it is not more likely than not that some portion or all of the deferred tax assets will be realized. On a periodic basis, management evaluates and determines the amount of the valuation allowance required and adjusts such valuation allowance accordingly. At year end 2013 and 2012, the Company has a valuation allowance of $12.7 million and $13.5 million, respectively related to deferred tax assets for foreign net operating losses, state net operating losses and state tax credits. The valuation allowance decreased by $0.8 million during the fiscal year ended December 31, 2013.

The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2013, $12.7 million of accumulated undistributed earnings of non-U.S. subsidiaries were indefinitely invested. At the existing U.S. federal income and applicable foreign withholding tax rates, additional taxes (net of foreign tax credits) of $0.6 million would have to be provided if such earnings were remitted currently.

As of the fiscal year ended December 31, 2013, the Company had $26.9 million of Federal net operating loss carryforwards which begin to expire in 2023 and $118.4 million of combined net operating loss carryforwards in various states which began to expire in 2013. The Company has recorded a partial valuation allowance against the deferred tax assets related to the state operating losses.

Also as of the fiscal year ended December 31, 2013, the Company had $17.0 million of foreign operating losses which carry forward indefinitely and $2.7 million of state tax credits which began to expire in 2013. The Company has recorded a full and partial valuation allowance against the deferred tax assets related to the foreign operating losses and state tax credits, respectively.

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. The exercise of non-qualified stock options and vesting of restricted stock awards which have been granted under the Company’s equity award plans give rise to compensation income which is includable in the taxable income of the applicable employees and deducted by the Company for federal and state income tax purposes. Such compensation income results from increases in the fair market value of the Company’s common stock subsequent to the date of grant. At fiscal year end 2013, the deferred tax asset net of a valuation allowance related to unexercised stock options and restricted stock grants for which the Company has recorded a book expense was $3.8 million.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012	2011
	(In thousands)
Balance at Beginning of Period	$18,499	$6,528	$9,062
Additions based on tax positions related to the current year	—	2,437	13
Additions for tax positions of prior years	1,543	13,356	43
Additions from current year acquisitions	—	—	3,848
Reductions for tax positions of prior years	—	—	(3,237)
Reductions as a result of a lapse of applicable statutes of limitations	(1,298)	(592)	(845)
Settlements	(15,978)	(3,230)	(2,356)

Balance at End of Period	$2,766	$18,499	$6,528

All amounts in the reconciliation are reported on a gross basis and do not reflect a federal tax benefit on state income taxes. The Company has accrued $2.5 million of accrued uncertain tax benefits as of December 31, 2013 which is inclusive of the federal tax benefit on state income taxes. The Company anticipates a decrease in the unrecognized tax benefits within 12 months of the reporting date of approximately $0.7 million due to lapse of statute of limitation. Settlements reported in the reconciliation for 2011 include amounts related to federal audit adjustments for the years 2002 through 2005, for which a settlement was finalized in 2011. Settlements reported in the reconciliation for 2012 and 2013 include amounts related to federal audit adjustments for the years 2010 and 2011, under the IRS Cap Program. The accrued uncertain tax balance at December 31, 2013 includes $2.5 million of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2010. The Company participated in the voluntary IRS real-time tax audit Compliance Assurance Process (“CAP”) for the 2011 and 2012 tax year. The 2009 and 2010 years were under audit as transition years as provided under the IRS CAP program. The federal income tax audits for 2009 through 2012 were concluded in 2013.

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

During the fiscal years ended December 31, 2013, December 31, 2012 and January 1, 2012, the Company recognized $0.7 million, $0.0 million and $0.0 million in interest and penalties, respectively. The Company had accrued $0.4 million for the payment of interest and penalties at December 31, 2012. Accrued interest and penalties was not significant at December 31, 2013. The Company classifies interest and penalties as interest expense and other expense, respectively.

18.	Commitments and Contingencies

Operating Leases

The Company leases correctional facilities, office space, computers and transportation equipment under non-cancelable operating leases expiring between 2014 and 2075. The future minimum commitments under these leases are as follows:

Fiscal Year	Annual Rental
(In thousands)
2014	$38,028
2015	32,834
2016	26,038
2017	17,604
2018	15,267
Thereafter	23,888

$153,659

The Company leases its corporate offices, which are located in Boca Raton, Florida, under a lease agreement which was amended in April 2013. The current lease expires in March 2020 and has two 5-year renewal options, which if exercised will result in a maximum term ending in March 2030. In addition, the Company leases office space for its regional offices in Charlotte, North Carolina; San Antonio, Texas; and Los Angeles, California. The Company is also currently leasing office space in Pittsburgh, Pennsylvania, Philadelphia, Pennsylvania and Boulder, Colorado. The Company also leases office space in Sydney, Australia, Sandton, South Africa, and Berkshire, England through its overseas affiliates to support its Australian, South African, and UK operations, respectively. The Company also leases 37 ISAP service centers and 68 nonresidential re-entry centers related to BI. These rental commitments are included in the table above. Certain of these leases contain leasehold improvement incentives, rent holidays, and scheduled rent increases which are included in the Company’s rent expense recognized on a straight-line basis. Minimum rent expense associated with the Company’s leases having initial or remaining non-cancelable lease terms in excess of one year was $35.9 million, $34.4 million and $35.9 million for fiscal years 2013, 2012 and 2011, respectively.

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

Collective Bargaining Agreements

The Company had approximately 26% of its workforce covered by collective bargaining agreements at December 31, 2013. Collective bargaining agreements with 14% of employees are set to expire in less than one year.

Employment Agreement

On April 29, 2013, GEO and Mr. George C. Zoley, the Company’s Chief Executive Officer, entered into the First Amendment to Third Amended and Restated Executive Employment Agreement (the “First Amendment”). The First Amendment modifies Mr. Zoley’s employment agreement by eliminating the automatic cost of living increase applicable to his annual base salary and instead provides that his annual base salary may be increased in the sole discretion of the Board of Directors for cost of living increases to be determined by the Board of Directors. Additionally, the First Amendment modifies the termination payment Mr. Zoley would receive in the event of a termination of employment other than a termination by GEO for cause (as defined in the Third Amended and Restated Executive Employment Agreement) or a termination by Mr. Zoley without good reason (as defined in the Third Amended and Restated Executive Employment Agreement) from three times the amount of Mr. Zoley’s base salary plus annual bonus to two times the amount of Mr. Zoley’s base salary plus annual bonus.

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

Contract Awards and Terminations

On September 9, 2013, GEO announced that it has entered into a five year contract inclusive of renewal options, with U.S. Immigration and Customs Enforcement (“ICE”) for the housing of immigration detainees in a new 400-bed Transfer Center to be located at England Airpark in Alexandria, Louisiana (the “Center”). GEO will finance, develop and manage the company-owned Center, which is expected to be completed during the fourth quarter of 2014.

On September 23, 2013, GEO announced that it had signed five year contracts with the California Department of Corrections and Rehabilitation for the housing of 1,400 California inmates at the company-owned 700-bed Central Valley Modified Community Correctional Facility and the Company-owned 700-bed Desert View Modified Community Correctional Facility located in McFarland, California and Adelanto, California, respectively. GEO began the intake of inmates at both facilities in the fourth quarter of 2013. These facilities were previously included in the Company’s idle facility inventory.

On October 21, 2013, GEO announced that it had signed a new contract, effective from November 1, 2013 through June 30, 2018, with the California Department of Corrections and Rehabilitation for the housing of up to 700 California inmates at the company-owned Golden State Modified Community Correctional Facility located in McFarland, California. The new agreement, which will replace GEO’s existing contract at the facility that was previously effective through June 30, 2016, will expand the Facility’s contract capacity by 100-beds.

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

Refer to Note 20—Subsequent Events for additional contract awards occurring in February 2014.

Idle Facilities

The Company is currently marketing approximately 6,000 vacant beds at six of its idle facilities to potential customers. The carrying values of these idle facilities totaled $193.6 million as of December 31, 2013, excluding equipment and other assets that can be easily transferred for use at other facilities.

Commitments

The Company is currently developing a number of projects using existing Company financing facilities. The Company’s management estimates that these existing capital projects will cost approximately $68.9 million, of which $19.8 million was spent through the end of 2013. The Company estimates the remaining capital requirements related to these capital projects to be approximately $49.1 million, which will be spent through fiscal years 2014 and 2015. In addition to these current estimated capital requirements for 2014 and 2015, the Company is currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that the Company wins bids for these projects and decides to self-finance their construction, its capital requirements in 2014 and/or 2015 could materially increase.

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

19.	Selected Quarterly Financial Data (Unaudited)

The Company’s selected quarterly financial data is as follows (in thousands, except per share data attributable to GEO):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Revenues	$377,031	$381,653	$379,842	$383,548
Operating income	41,259	51,387	44,829	48,009
Income from continuing operations	23,438	34,219	32,174	27,631
Loss from discontinued operation, net of tax	—	—	(2,265)	—
Net Income	23,438	34,219	29,909	27,631
Net Income Attributable to The GEO Group, Inc.	23,420	34,207	29,897	27,611
Basic earnings per share
Income from continuing operations	$0.33	$0.48	$0.45	$0.39
Loss from discontinued operations	$—	$—	$(0.03)	$—

Net income per share	$0.33	$0.48	$0.42	$0.39
Diluted earnings per share
Income from continuing operations	$0.33	$0.48	$0.45	$0.38
Loss from discontinued operations	$—	$—	$(0.03)	$—

Net income per share	$0.33	$0.48	$0.42	$0.38

Note that earnings per share tables may contain slight summation differences due to rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter [1]
2012
Revenues	$360,042	$371,174	$369,115	$378,731
Operating income[1]	40,497	52,941	51,602	39,313
Income from continuing operations	13,755	20,858	14,532	95,413
Income (loss) from discontinued operation, net of tax[1]	1,304	1,619	194	(13,777)
Net Income	15,059	22,476	14,727	81,636
Net Income Attributable to The GEO Group, Inc.	15,025	22,501	15,616	81,608
Basic earnings per share
Income from continuing operations	$0.23	$0.34	$0.25	$1.56
Income (loss) from discontinued operations	$0.02	$0.03	$—	$(0.23)

Net income per share	$0.25	$0.37	$0.26	$1.33
Diluted earnings per share
Income from continuing operations	$0.23	$0.34	$0.25	$1.55
Income (loss) from discontinued operations	$0.02	$0.03	$—	$(0.22)

Net income per share	$0.25	$0.37	$0.25	$1.32

Note that earnings per share tables contain slight summation differences due to rounding.

[1]	In the Fourth Quarter of 2012, the Company completed a corporate restructuring in order to operate as a REIT effective January 1, 2013. In connection with the REIT conversion, the Company divested one of its operating segments, RTS, and recorded a loss of $14.6 million, net of tax. Refer to Note 2 — Discontinued Operations for additional information. Also, as a result of the REIT restructuring, the Company recorded an income tax benefit of approximately $79.0 million related to the reversal of certain net deferred tax liabilities. Refer to Note 17 — Income Taxes for additional information.

20.	Subsequent Events

Asset Acquisition

On February 25, 2014, Protocol Criminal Justice, Inc., a subsidiary of the Company’s BI subsidiary entered into an Asset Purchase Agreement (the “Agreement”) with an unrelated entity, APAC Customer Services, Inc., to acquire certain tangible and intangible assets for a purchase price of $13.0 million. The acquisition is expected to provide returns consistent with GEO’s targeted returns on invested capital. These assets will be used to provide community corrections services to departments of correction and community services providers which include, supervision management, case management, document management, electronic monitoring, fee collection and reporting and analysis and warrant processing. The acquisition is not expected to have a material impact on the Company’s financial condition or results of operations.

Options and Restricted Stock Awards

On February 20, 2014, the Compensation Committee of the Board of Directors resolved to grant approximately 240,000 options and 306,000 shares of restricted stock to certain employees of the Company to be effective March 1, 2014.

Dividend

On February 18, 2014, the Board of Directors declared a quarterly cash dividend of $0.57 per share of common stock, which is to be paid on March 14, 2014 to shareholders of record as of the close of business on March 3, 2014.

Contract Awards

On February 3, 2014, the Company announced that it had assumed management of the 985-bed Moore Haven Correctional Facility, the 985-bed Bay Correctional Facility and the 1,884- bed Graceville Correctional Facility under contracts with the Florida Department of Management Services effective February 1, 2014. The managed-only agreements have contract terms of three years, with successive two-year renewal option periods.

Also on February 3, 2014, the Company announced that it had increased the contracted capacity at the Company-owned Rio Grande Detention Center in Laredo, Texas from 1,500 beds to 1,900 beds under a contract with the U.S. Marshals Service.

21.	Condensed Consolidating Financial Information

As discussed in Note 14 — Debt, during 2013 the Company completed two private placement offerings as follows: (i) on March 19, 2013, the Company completed an offering of $300.0 million aggregate principal amount of 5.125% senior notes due 2023, and (ii) on October 3, 2013, the Company completed an offering of $250.0 million aggregate principal amount of 5 7/8% senior notes due 2022. The 5.125% Senior Notes due 2023, the 5 7/8% Senior Notes due 2022, and the Company’s previously existing 6.625% Senior Notes due 2021 are collectively referred to as the “Notes”. The Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”).

On February 10, 2011, the 6.625% Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States only to non-U.S. persons in accordance with Regulation S promulgated under the Securities Act. In connection with the sale of the 6.625% Senior Notes, the Company entered into a Registration Rights Agreement with the initial purchasers of the 6.625% Senior Notes party thereto, pursuant to which the Company and its Subsidiary Guarantors (as defined below) agreed to file a registration statement with respect to an offer to exchange the 6.625% Senior Notes for a new issue of substantially identical notes registered under the Securities Act. The Company filed a registration statement with respect to this offer to exchange the 6.625% Senior Notes which became effective on July 22, 2011. The Company launched the exchange offer on July 25, 2011 and the exchange offer expired on August 22, 2011.

On March 13, 2013, the 5.125% Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and outside the United States only to non-U.S. persons in accordance with Regulation S promulgated under the Securities Act. In connection with the sale of the 5.125% Senior Notes, the Company entered into a Registration Rights Agreement with the initial purchasers of the 5.125% Senior Notes party thereto, pursuant to which the Company and its Subsidiary Guarantors (as defined below) agreed to file a registration statement with respect to an offer to exchange the 5.125% Senior Notes for a new issue of substantially identical notes registered under the Securities Act. The Company filed a registration statement with respect to this offer to exchange the 5.125% Senior Notes which became effective on September 12, 2013. GEO launched the exchange offer on September 13, 2013 and the exchange offer expired on October 11, 2013.

On October 3, 2013, the 5 7/8% Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and outside the United States only to non-U.S. persons in accordance with Regulation S promulgated under the Securities Act. In connection with the sale of the 5 7/8% Senior Notes, the Company entered into a Registration Rights Agreement with the initial purchasers of the 5 7/8% Senior Notes party thereto, pursuant to which the Company and its Subsidiary Guarantors (as defined below) agreed to file a registration statement with respect to an offer to exchange the 5 7/8% Senior Notes for a new issue of substantially identical notes registered under the Securities Act. The Company filed a registration statement with respect to this offer to exchange the 5 7/8% Senior Notes which became effective on January 6, 2014. GEO launched the exchange offer on January 6, 2014 and the exchange offer expired on February 4, 2014.

As a result of the REIT conversion, effective January 1, 2013, GEO reorganized its operations and moved non-real estate components into taxable REIT subsidiaries. Refer to Note 1 — Summary of Business Organization,

Operations and Significant Accounting Policies. In addition, the 2013 presentation includes REIT/TRS activity between Parent and Guarantors which was not present during 2012 or 2011. As a result of the restructuring, certain balances reflected in the 2013 condensed consolidating financial information may not be comparable to the 2012 and 2011 condensed consolidating financial information.

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

(v) The Company and its subsidiaries on a consolidated basis.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

	For the Year Ended December 31, 2013
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$494,631	$1,218,835	$219,871	$(411,263)	$1,522,074
Operating expenses	410,270	950,605	175,253	(411,263)	1,124,865
Depreciation and amortization	24,355	65,524	4,785	—	94,664
General and administrative expenses	36,336	64,573	16,152	—	117,061

Operating income	23,670	138,133	23,681	—	185,484
Interest income	25,275	1,960	2,566	(26,477)	3,324
Interest expense	(41,121)	(59,518)	(8,842)	26,477	(83,004)
Loss on extinguishment of debt	(2,601)	(18,056)	—	—	(20,657)

Income before income taxes, equity in earnings of affiliates, and discontinued operations	5,223	62,519	17,405	—	85,147
Provision (benefit) for Income Taxes	(34,835)	4,454	4,331	—	(26,050)
Equity in earnings of affiliates, net of income tax provision	—	—	6,265	—	6,265

Income from continuing operations before equity in income of consolidated subsidiaries	40,058	58,065	19,339	—	117,462
Income from consolidated subsidiaries, net of income tax provision	77,404	—	—	(77,404)	—

Income from continuing operations	117,462	58,065	19,339	(77,404)	117,462
Net loss from discontinued operations	(2,265)	—		—	(2,265)

Net income	115,197	58,065	19,339	(77,404)	115,197
Less: income attributable to noncontrolling interests	—	—	(62)	$—	(62)

Net income attributable to The GEO Group, Inc.	$115,197	$58,065	$19,277	$(77,404)	$115,135

Net income	$115,197	$58,065	$19,339	$(77,404)	$115,197
Other comprehensive income (loss), net of tax	—	914	(8,113)	—	(7,199)

Total comprehensive income	$115,197	$58,979	$11,226	$(77,404)	$107,998
Comprehensive loss attributable to noncontrolling interests	—	—	38	—	38

Comprehensive income attributable to The GEO Group, Inc.	$115,197	$58,979	$11,264	$(77,404)	$108,036

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	For the Fiscal Year Ended December 31, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$605,091	$721,949	$230,261	$(78,239)	$1,479,062
Operating expenses	529,318	451,564	186,589	(78,239)	1,089,232
Depreciation and amortization	29,521	54,719	7,445	—	91,685
General and administrative expenses	44,214	52,753	16,825	—	113,792

Operating income	2,038	162,913	19,402	—	184,353
Interest income	32,580	1,713	6,122	(33,699)	6,716
Interest expense	(68,737)	(33,204)	(13,947)	33,699	(82,189)
Loss on extinguishment of debt	—	(8,462)	—	—	(8,462)

Income before income taxes, equity in earnings of affiliates, and discontinued operations	(34,119)	122,960	11,577	—	100,418
Provision (benefit) for income taxes	(11,303)	(31,352)	2,093	—	(40,562)
Equity in earnings of affiliates, net of income tax provision	—	—	3,578	—	3,578

Income (loss) from continuing operations before equity in income of consolidated subsidiaries	(22,816)	154,312	13,062	—	144,558
Income from consolidated subsidiaries, net of income tax provision	167,374	—	—	(167,374)	—

Income from continuing operations	144,558	154,312	13,062	(167,374)	144,558
Net income (loss) from discontinued operations	(10,660)	(5,942)	447	5,495	(10,660)

Net income	133,898	148,370	13,509	(161,879)	133,898
Less: loss attributable to noncontrolling interests	$—	$—	$852	$—	$852

Net income attributable to The GEO Group, Inc.	$133,898	$148,370	$14,361	$(161,879)	$134,750

Net income	$133,898	$148,370	$13,509	$(161,879)	$133,898
Other comprehensive income (loss), net of tax	(461)	—	1,085	—	624

Total comprehensive income	$133,437	$148,370	$14,594	$(161,879)	$134,522
Comprehensive loss attributable to noncontrolling interests	—	—	968	—	968

Comprehensive income attributable to The GEO Group, Inc.	$133,437	$148,370	$15,562	$(161,879)	$135,490

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	For the Fiscal Year ended January 1, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$556,163	$717,926	$220,352	$(87,269)	$1,407,172
Operating expenses	503,355	448,057	171,867	(87,269)	1,036,010
Depreciation and amortization	20,615	53,458	7,475	—	81,548
General and administrative expenses	39,445	55,698	14,872	—	110,015

Operating income	(7,252)	160,713	26,138	—	179,599
Interest income	29,087	2,608	6,462	(31,125)	7,032
Interest expense	(61,447)	(30,720)	(14,336)	31,125	(75,378)

Income (loss) before income taxes, equity in earnings of affiliates, and discontinued operations	(39,612)	132,601	18,264	—	111,253
Provision (benefit) for income taxes	(15,158)	51,518	6,812	—	43,172
Equity in earnings of affiliates, net of income tax provision	—	—	1,563	—	1,563

Income (loss) from continuing operations before equity in income of consolidated subsidiaries	(24,454)	81,083	13,015	—	69,644
Income from consolidated subsidiaries, net of income tax provision	94,098	—	—	(94,098)	—

Income from continuing operations	69,644	81,083	13,015	(94,098)	69,644
Net income from discontinued operations	7,819	6,329	473	(6,802)	7,819

Net income	77,463	87,412	13,488	(100,900)	77,463
Less: loss attributable to noncontrolling interests	$—	$—	$1,162	$—	$1,162

Net income attributable to The GEO Group, Inc.	$77,463	$87,412	$14,650	$(100,900)	$78,625

Net income	$77,463	$87,412	$13,488	$(100,900)	$77,463
Other comprehensive loss, net of tax	(1,131)	—	(7,122)	—	(8,253)

Total comprehensive income	$76,332	$87,412	$6,366	$(100,900)	$69,210
Comprehensive loss attributable to noncontrolling interests	—	—	1,274	—	1,274

Comprehensive income attributable to The GEO Group, Inc.	$76,332	$87,412	$7,640	$(100,900)	$70,484

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2013
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$30,730	$985	$20,410	$—	$52,125
Restricted cash and investments	—	—	11,518	—	11,518
Accounts receivable, less allowance for doubtful accounts	84,087	149,239	17,204	—	250,530
Current deferred income tax assets, net	—	19,236	1,700	—	20,936
Prepaid expenses and other current assets	17,834	21,032	11,524	(1,154)	49,236

Total current assets	132,651	190,492	62,356	(1,154)	384,345

Restricted Cash and Investments	167	11,158	7,024	—	18,349
Property and Equipment, Net	686,005	956,724	85,069	—	1,727,798
Direct Finance Lease Receivable	—	—	16,944	—	16,944
Intercompany Receivable	947,916	123,237	—	(1,071,153)	—
Non-Current Deferred Income Tax Assets	—	—	4,821	—	4,821
Goodwill	34	489,501	661	—	490,196
Intangible Assets, Net	—	162,160	1,240	—	163,400
Investment in Subsidiaries	898,333	421,218	—	(1,319,551)	—
Other Non-Current Assets	23,346	104,241	35,615	(79,691)	83,511

Total Assets	$2,688,452	$2,458,731	$213,730	$(2,471,549)	$2,889,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$29,866	$13,895	$3,525	$—	$47,286
Accrued payroll and related taxes	207	23,470	15,049	—	38,726
Accrued expenses	26,963	74,645	14,496	(1,154)	114,950
Current portion of capital lease obligations, long-term debt and non-recourse debt	3,000	1,185	17,978	—	22,163

Total current liabilities	60,036	113,195	51,048	(1,154)	223,125

Non-Current Deferred Income Tax Liabilities	(120)	14,792	17	—	14,689
Intercompany Payable	114,208	942,666	14,279	(1,071,153)	—
Other Non-Current Liabilities	5,270	138,743	639	(79,691)	64,961
Capital Lease Obligations	—	10,924	—	—	10,924
Long-Term Debt	1,485,536	—	—	—	1,485,536
Non-Recourse Debt	—	—	66,153	—	66,153
Commitments & Contingencies
Shareholders’ Equity:
Total shareholders’ equity attributable to The GEO Group, Inc.	1,023,522	1,238,411	81,140	(1,319,551)	1,023,522
Noncontrolling Interests	—	—	454	—	454

Total Shareholders’ Equity	1,023,522	1,238,411	81,594	(1,319,551)	1,023,976

Total Liabilities and Shareholders’ Equity	$2,688,452	$2,458,731	$213,730	$(2,471,549)	$2,889,364

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$4,764	$1,917	$25,074	$—	$31,755
Restricted cash and investments	—	—	15,654	—	15,654
Accounts receivable, less allowance for doubtful accounts	124,670	102,704	19,261	—	246,635
Current deferred income tax assets, net	13,106	1,498	3,686	—	18,290
Prepaid expenses and other current assets	8,657	5,890	11,456	(1,154)	24,849

Total current assets	151,197	112,009	75,131	(1,154)	337,183

Restricted Cash and Investments	7,953	—	24,803	—	32,756
Property and Equipment, Net	633,458	939,995	113,706	—	1,687,159
Assets Held for Sale	—	3,243	—	—	3,243
Direct Finance Lease Receivable	—	—	26,757	—	26,757
Intercompany Receivable	591,273	14,305	—	(605,578)	—
Non-Current Deferred Income Tax Assets	16,230	—	2,532	(16,230)	2,532
Goodwill	34	489,502	772	—	490,308
Intangible Assets, Net	—	176,666	1,652	—	178,318
Investment in Subsidiaries	1,151,998	41,356	—	(1,193,354)	—
Other Non-Current Assets	38,574	84,931	36,584	(79,151)	80,938

Total Assets	$2,590,717	$1,862,007	$281,937	$(1,895,467)	$2,839,194

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$29,889	$17,407	$2,814	$—	$50,110
Accrued payroll and related taxes	4,774	16,264	18,284	—	39,322
Accrued expenses	94,350	5,515	17,846	(1,154)	116,557
Current portion of capital lease obligations, long-term debt and non-recourse debt	33,925	1,311	18,646	—	53,882

Total current liabilities	162,938	40,497	57,590	(1,154)	259,871

Non-Current Deferred Income Tax Liabilities	—	31,933	—	(16,230)	15,703
Intercompany Payable	—	586,428	19,150	(605,578)	—
Other Non-Current Liabilities	63,657	96,822	697	(79,151)	82,025
Capital Lease Obligations	—	11,926	—	—	11,926
Long-Term Debt	1,317,310	219	—	—	1,317,529
Non-Recourse Debt	—	—	104,836	—	104,836
Commitments & Contingencies
Shareholders’ Equity:
Total shareholders’ equity attributable to The GEO Group, Inc.	1,046,812	1,094,182	99,172	(1,193,354)	1,046,812
Noncontrolling Interests	—	—	492	—	492

Total Shareholders’ Equity	1,046,812	1,094,182	99,664	(1,193,354)	1,047,304

Total Liabilities and Shareholders’ Equity	$2,590,717	$1,862,007	$281,937	$(1,895,467)	$2,839,194

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2013
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Cash provided by operating activities — continuing operations	$142,923	$34,067	$15,199	$192,189
Cash provided by operating activities — discontinued operations	—	—	—	—

Net cash provided by operating activities	142,923	34,067	15,199	192,189

Cash Flow from Investing Activities:
Net working capital adjustment from RTS divestiture	(996)	—	—	(996)
Proceeds from sale of property and equipment	—	205	—	205
Proceeds from sale of assets held for sale	—	1,969	—	1,969
Change in restricted cash and investments	(167)	(3,205)	20,784	17,412
Capital expenditures	(79,150)	(36,815)	(1,601)	(117,566)

Net cash provided by (used in) investing activities	(80,313)	(37,846)	19,183	(98,976)

Cash Flow from Financing Activities:
Proceeds from long-term debt	1,238,000	—	—	1,238,000
Tax benefit related to equity compensation	2,197	—	—	2,197
Debt issuance costs — deferred	(23,834)	—	—	(23,834)
Debt issuance fees	(13,421)	—	—	(13,421)
Payments on long-term debt	(1,098,174)	(1,127)	(35,243)	(1,134,544)
Proceeds from stock options exercised	5,425	—	—	5,425
Cash dividends paid	(147,156)	—	—	(147,156)
Proceeds from reissuance of treasury stock in connection with ESPP	319	—	—	319
Termination of Interest rate swap agreements	—	3,974	—	3,974

Net cash used in financing activities	(36,644)	2,847	(35,243)	(69,040)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(3,803)	(3,803)

Net Increase (Decrease) in Cash and Cash Equivalents	25,966	(932)	(4,664)	20,370
Cash and Cash Equivalents, beginning of period	4,764	1,917	25,074	31,755

Cash and Cash Equivalents, end of period	$30,730	$985	$20,410	$52,125

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended December 31, 2012
	The GEO Group Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
	(Dollars in thousands)
Cash Flow from Operating Activities:
Cash provided by operating activities — continuing operations	$105,402	$84,896	$64,889	$255,187
Cash (used in) provided by operating activities — discontinued operations	5,810	3,864	(621)	9,053

Net cash provided by operating activities	111,212	88,760	64,268	264,240

Cash Flow from Investing Activities:
Acquisition of ownership interests in MCF	—	(35,154)	—	(35,154)
Proceeds from RTS divestiture	29,653	—	3,600	33,253
Proceeds from sale of property and equipment	—	65	—	65
Proceeds from sale of assets held for sale	—	5,641	—	5,641
Change in restricted cash and investments	—	—	51,189	51,189
Capital expenditures	(61,426)	(42,406)	(3,717)	(107,549)

Cash (used in) provided by investing activities —continuing operations	(31,773)	(71,854)	51,072	(52,555)
Cash used in investing activities — discontinued operations	(634)	(1,820)	(307)	(2,761)

Net cash (used in) provided by investing activities	(32,407)	(73,674)	50,765	(55,316)

Cash Flow from Financing Activities:
Proceeds from long-term debt	358,000	—	—	358,000
Tax benefit related to equity compensation	621	—	—	621
Debt issuance fees	—	(14,861)	—	(14,861)
Distribution to noncontrolling interests	—	—	(5,758)	(5,758)
Payment for purchase of treasury shares	(8,666)	—	—	(8,666)
Debt issuance costs — deferred	(1,360)	—	(38)	(1,398)
Payments on long-term debt	(343,987)	(1,400)	(111,098)	(456,485)
Proceeds from stock options exercised	9,276	—	—	9,276
Dividends paid	(102,435)	—	—	(102,435)
Proceeds from reissuance of treasury stock in connection with ESPP	460	—	—	460
Payment for retirement of treasury stock	(1,036)	—	—	(1,036)

Net cash used in financing activities	(89,127)	(16,261)	(116,894)	(222,282)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	1,735	1,735

Net Decrease in Cash and Cash Equivalents	(10,322)	(1,175)	(126)	(11,623)
Cash and Cash Equivalents, beginning of period	15,086	3,092	25,200	43,378

Cash and Cash Equivalents, end of period	$4,764	$1,917	$25,074	$31,755

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended January 1, 2012
	The GEO Group Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
	(Dollars in thousands)
Cash Flow from Operating Activities:
Cash provided by operating activities—continuing operations	$173,438	$18,834	$(6,531)	$185,741
Cash provided by operating activities—discontinued operations	3,475	7,026	(7,130)	3,371

Net cash provided by operating activities	176,913	25,860	(13,661)	189,112

Cash Flow from Investing Activities:
Acquisition of BI and Cornell, cash consideration, net of cash acquired	(409,607)	—	—	(409,607)
Proceeds from sale of property and equipment	—	1,450	33	1,483
Proceeds from sale of assets held for sale	—	7,121		7,121
Change in restricted cash and investments	—	—	(9,503)	(9,503)
Capital expenditures	(191,642)	(28,266)	(2,125)	(222,033)

Cash used in investing activities—continuing operations	(601,249)	(19,695)	(11,595)	(632,539)
Cash used in investing activities—discontinued operations	(696)	(1,973)	(333)	(3,002)

Net cash (used in) provided by investing activities	(601,945)	(21,668)	(11,928)	(635,541)

Cash Flow from Financing Activities:
Proceeds from long-term debt	782,247	—	53,148	835,395
Payments on long-term debt	(257,210)	(1,275)	(31,347)	(289,832)
Income tax benefit of equity compensation	465	—	—	465
Debt issuance costs—deferred	(15,462)	—	—	(15,462)
Distribution to noncontrolling interests	—	—	(4,012)	(4,012)
Payment for purchase of treasure shares	(74,982)	—	—	(74,982)
Proceeds from stock options exercised	2,446	—	—	2,446

Net cash provided by (used in) financing activities	437,504	(1,275)	17,789	454,018

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(2,299)	(2,299)

Net Increase (Decrease) in Cash and Cash Equivalents	12,472	2,917	(10,099)	5,290
Cash and Cash Equivalents, beginning of period	2,614	175	35,299	38,088

Cash and Cash Equivalents, end of period	$15,086	$3,092	$25,200	$43,378

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

See “Item 8. — Financial Statements and Supplementary Data — Management’s Annual Report on Internal Control over Financial Reporting” for management’s report on the effectiveness of our internal control over financial reporting as of December 31, 2013.

(b) Attestation Report of the Registered Public Accounting Firm

See “Item 8. — Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm” for the report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting as of December 31, 2013.

(c) Changes in Internal Control over Financial Reporting

Our management is responsible for reporting any changes in our internal control over financial reporting (as such terms are defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We have adopted a code of business conduct and ethics applicable to all of our directors, officers, employees, agents and representatives, including our consultants. The code strives to deter wrongdoing and promote honest and ethical conduct, the avoidance of conflicts of interest, full, fair, accurate, timely and transparent disclosure, compliance with the applicable government and self-regulatory organization laws, rules and regulations, prompt internal reporting of violations of the code, and accountability for compliance with the code. In addition, we have adopted a code of ethics for the CEO, our senior financial officers and all other employees. The codes can be found on our website at http://www.geogroup.com by clicking on the link “About Us” on our homepage and then clicking on the link “Corporate Governance.” In addition, the codes are available in print to any shareholder who request them by contacting our Vice President of Corporate Relations at 561-999-7306. In the event that we amend or waive any of the provisions of the code of business conduct and ethics and the code of ethics for the CEO, our senior financial officers and employees that relate to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on our Investor Relations website. The other information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2014 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 11.	Executive Compensation

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2014 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2014 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2014 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2014 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The consolidated financial statements of GEO are filed under Item 8 of Part II of this report.

(2) Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts — Page 168

Schedule III — Real Estate and Accumulated Depreciation — Page 169

All other schedules specified in the accounting regulations of the Securities and Exchange Commission have been omitted because they are either inapplicable or not required.

(3) Exhibits Required by Item 601 of Regulation S-K. The following exhibits are filed as part of this Annual Report:

Exhibit Number		Description
1.1	—	Form of Equity Distribution Agreement, dated May 8, 2013, by and among The GEO Group, Inc. and each of SunTrust Robinson Humphrey, Inc., Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and Avondale Partners, LLC. (incorporated by reference to Exhibit 1.1 to the Company’s report on Form 8-K, filed on May 8, 2013).

2.1	—	Agreement and Plan of Merger, dated as of August 28, 2009 by and among Just Care, Inc., GEO Care, Inc. and GEO Care Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s report on Form 8-K, filed on September 3, 2009). **

2.2	—	Agreement and Plan of Merger, dated as of April 18, 2010, by and among The GEO Group, Inc., GEO Acquisition III, Inc. and Cornell Companies, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s report on Form 8-K, filed on April 20, 2010). **

2.3	—	Amendment to Agreement and Plan of Merger, dated as of July 22, 2010, by and among The GEO Group, Inc., GEO Acquisition III, Inc. and Cornell Companies, Inc. (incorporated herein by reference to Exhibit 2.1A of the Company’s report on Form 8-K, filed on July 22, 2010). **

2.4	—	Agreement and Plan of Merger, dated as of December 21, 2010, by and among The GEO Group, Inc., GEO Acquisition IV, Inc., BII Holding Corporation, BII Investors IF LP, in its capacity as the stockholders’ representative, and AEA Investors 2006 Fund L.P. (incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K, filed on December 28, 2010). **

2.5	—	Purchase Agreement, dated as of December 6, 2012, between The GEO Group, Inc. and GEO Care Holdings LLC (incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K, filed on December 12, 2012). **

2.6	—	Amendment to Purchase Agreement, dated as of December 31, 2012, between The GEO Group, Inc. and GEO Care Holdings LLC (incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K, filed on January 7, 2013). **

3.1	—	Amended and Restated Articles of Incorporation of the Company, dated May 8, 2000 (incorporated herein by reference to Annex A to the Company’s proxy statement, filed on April 3, 2000)

3.2	—	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated October 30, 2003 (incorporated herein by reference to Exhibit 3.2 to the Company’s report on Form 10-K, filed on February 15, 2008)

3.3	—	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated November 25, 2003 (incorporated herein by reference to Exhibit 3.3 to the Company’s report on Form 10-K, filed on February 15, 2008)

3.4	—	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated September 29, 2006 (incorporated herein by reference to Exhibit 3.4 to the Company’s report on Form 10-K, filed on February 15, 2008)

3.5	—	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated May 30, 2007 (incorporated herein by reference to Exhibit 3.5 to the Company’s report on Form 10-K, filed on February 15, 2008)

3.6	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s report on Form 8-K, filed on February 21, 2013)

4.1	—	Indenture, dated as of February 10, 2011, by and among the Company, the Guarantors party thereto, and Wells Fargo Bank, National Association as Trustee relating to the 6 5/8% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on February 16, 2011).

4.2	—	Indenture, dated as of March 19, 2013, by and among the Company, the Guarantors party thereto, and Wells Fargo Bank, National Association as Trustee relating to the 5.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on March 25, 2013).

4.3	—	Indenture, dated as of October 3, 2013, by and among the Company, the Guarantors party thereto, and Wells Fargo Bank, National Association as Trustee relating to the 5 7/8% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on October 9, 2013).

10.1	—	1994 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†

10.2	—	Form of Indemnification Agreement between the Company and its Officers and Directors (incorporated herein by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†

10.3	—	1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s report on Form 10-K, filed on March 30, 2000)†

10.4	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between the Company and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.19 to the Company’s report on Form 10-K, filed on March 20, 2003)†

10.5	—	Senior Officer Employment Agreement, dated March 23, 2005, by and between the Company and John M. Hurley (incorporated herein by reference to Exhibit 10.24 to the Company’s report on Form 10-K, filed on March 23, 2005)†

10.6	—	Office Lease, dated September 12, 2002, by and between the Company and Canpro Investments Ltd. (incorporated herein by reference to Exhibit 10.22 to the Company’s report on Form 10-K, filed on March 20, 2003)

10.7	—	The GEO Group, Inc. Senior Management Performance Award Plan (incorporated by reference to Exhibit 10.13 to the Company’s report on Form 10-K, filed on March 2, 2011).†

10.8	—	Amended and Restated Senior Officer Employment Agreement, effective December 31, 2008, by and between The GEO Group, Inc. and John J. Bulfin (incorporated by reference to Exhibit 10.4 to the Company’s report on Form 8-K January 7, 2009)†

10.9	—	Amended and Restated The GEO Group, Inc. Senior Officer Retirement Plan, effective December 31, 2008 (incorporated by reference to Exhibit 10.8 to the Company’s report on Form 8-K January 7, 2009)†

10.10	—	Senior Officer Employment Agreement, dated August 3, 2009, by and between the Company and Brian Evans (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q, filed on August 3, 2009)†

10.11	—	Amended and Restated The GEO Group, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.45 to the Company’s Registration Statement on Form S-8, filed on September 3, 2010 (File No. 333-169198))†

10.12	—	Amendment No. 1 to the Amended and Restated The GEO Group, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s report on Form 10-K, filed on March 2, 2011)†

10.13	—	Cornell Companies, Inc. Amended and Restated 2006 Incentive Plan (incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement on Form S-8 (File No. 333-169199), filed on September 3, 2010)†

10.14	—	First Amendment to Senior Officer Employment Agreement, effective March 1, 2011, by and between the Company and Brian R. Evans (incorporated by reference to Exhibit 10.28 to the Company’s report on Form 10-K, filed on March 2, 2011)†

10.15	—	First Amendment to Senior Officer Employment Agreement, effective March 1, 2011, by and between the Company and John M. Hurley (incorporated by reference to Exhibit 10.29 to the Company’s report on Form 10-K, filed on March 2, 2011)†

10.16	—	First Amendment to Amended and Restated Senior Officer Employment Agreement, effective March 1, 2011, by and between the Company and John J. Bulfin (incorporated by reference to Exhibit 10.30 to the Company’s report on Form 10-K, filed on March 2, 2011)†

10.17	—	Amended and Restated Senior Officer Employment Agreement, effective December 17, 2008, by and between the GEO Group, Inc. and Jorge A. Dominicis (incorporated by reference to Exhibit 10.31 to the Company’s report on Form 10-Q, filed on May 10, 2011)†

10.18	—	First Amendment to Amended and Restated Senior Officer Employment Agreement, effective March 1, 2011, by and between the GEO Group, Inc. and Jorge A. Dominicis (incorporated by reference to Exhibit 10.32 to the Company’s report on Form 10-Q, filed on May 10, 2011) †

10.19	—	Amended and Restated The GEO Group, Inc. Executive Retirement Plan (effective January 1, 2008) (incorporated by reference to Exhibit 10.36 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.20	—	Amendment to The GEO Group, Inc. Executive Retirement Plan (incorporated by reference to Exhibit 10.37 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.21	—	The GEO Group, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2008)(incorporated by reference to Exhibit 10.38 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.22	—	Amendment to The GEO Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.39 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.23	—	Amendment to The GEO Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.40 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.24	—	The GEO Group, Inc. 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-8, filed on May 4, 2012 (File No. 333-181175))†

10.25	—	Third Amended and Restated Executive Employment Agreement, dated August 22, 2012, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.42 to the Company’s report on Form 8-K, filed on August 28, 2012)†

10.26	—	Amended and Restated Executive Retirement Agreement, dated August 22, 2012, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.43 to the Company’s report on Form 8-K, filed on August 28, 2012)†

10.27	—	Amendment No. 3, dated as of August 30, 2012, to the Credit Agreement dated as of August 4, 2010 among The GEO Group, Inc., as Borrower, certain of The GEO Group, Inc.’s subsidiaries, as Guarantors and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on September 6, 2012)

10.28	—	Series A-3 Incremental Loan Agreement, dated as of August 30, 2012, among The GEO Group, Inc. as Borrower, the lenders signatory thereto and BNP Paribas, as Administrative Agent (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K, filed on September 6, 2012)

10.29	—	Amendment No. 4, dated as of December 14, 2012, to the Credit Agreement dated as of August 4, 2010 among The GEO Group, Inc., as Borrower, certain of The GEO Group, Inc.’s subsidiaries, as Guarantors and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on December 20, 2012)

10.30	—	Registration Rights Agreement, dated as of March 19, 2013, by and among the Company, the Guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers relating to the 5.125% Senior Notes due 2023 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on March 25, 2013).

10.31	—	Amended and Restated Credit Agreement, dated as of April 3, 2013, by and among The GEO Group, Inc. and GEO Corrections Holdings, Inc., as Borrowers, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on April 9, 2013. Portions of this exhibit were omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)

10.32	—	First Amendment to Third Amended and Restated Executive Employment Agreement, dated April 29, 2013, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on April 30, 2013) †.

10.33	—	Second Amendment to Third Amended and Restated Executive Employment Agreement, dated May 29, 2013, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on June 4, 2013) †.

10.34	—	Registration Rights Agreement, dated as of October 3, 2013, by and among the Company, the Guarantors party thereto, and Wells Fargo Securities, LLC, as representative of the several initial purchasers relating to the 5 7/8% Senior Notes due 2022 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on October 9, 2013).

21.1	—	Subsidiaries of the Company*

23.1	—	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm*

31.1	—	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	—	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase

101.LAB	—	XBRL Taxonomy Extension Label Linkbase

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Certain exhibits and schedules to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally to the SEC, upon request, a copy of the omitted exhibits and schedules.
†	Management contract or compensatory plan, contract or agreement as defined in Item 402 (a)(3) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GEO GROUP, INC.

/s/ BRIAN R. EVANS
Brian R. Evans
Senior Vice President & Chief Financial Officer

Date: March 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George C. Zoley George C. Zoley	Chairman of the Board & Chief Executive Officer (principal executive officer)	March 3, 2014

/s/ Brian R. Evans Brian R. Evans	Senior Vice President & Chief Financial Officer (principal financial officer)	March 3, 2014

/s/ Ronald A. Brack Ronald A. Brack	Vice President, Chief Accounting Officer and Controller (principal accounting officer)	March 3, 2014

/s/ Clarence E. Anthony Clarence E. Anthony	Director	March 3, 2014

/s/ Norman A. Carlson Norman A. Carlson	Director	March 3, 2014

/s/ Anne N. Foreman Anne N. Foreman	Director	March 3, 2014

/s/ Richard H. Glanton Richard H. Glanton	Director	March 3, 2014

/s/ Christopher C. Wheeler Christopher C. Wheeler	Director	March 3, 2014

THE GEO GROUP, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2013, December 31, 2012, and January 1, 2012

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions, Actual Charge-Offs	Balance at End of Period
	(In thousands)
YEAR ENDED DECEMBER 31, 2013:
Allowance for doubtful accounts	$2,546	$1,136	$—	$(1,133)	$2,549
YEAR ENDED DECEMBER 31, 2012:
Allowance for doubtful accounts	$2,426	$757	$(1)	$(635)	$2,546
YEAR ENDED JANUARY 1, 2012:
Allowance for doubtful accounts	$1,281	$1,812	$3	$(670)	$2,426

THE GEO GROUP, INC.

SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2013

(dollars in thousands)

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties
Corrections and Detention — Owned and Leased

Broward Transition Center	Detention Facility	DEERFIELD BEACH, FL	4,085	15,441	18,039	4,085	33,480	—	—	37,565	3,682	1998, 2004, 2010/2011, 2013/2014	33,883

D. Ray James Correctional Facility	Detention Facility	FOLKSTON, GA	1,229	55,961	12,821	1,346	68,421	243	—	70,010	5,028	1998/1999, 2008/2009, 2011/2012	64,982

D. Ray James Detention Facility	Detention Facility	FOLKSTON, GA	291	30,399	4,097	291	34,497	—	—	34,788	2,168	2005, 2008, 2013	32,620

LaSalle Detention Facility	Detention Facility	JENA, LA	856	51,623	2,879	342	54,493	514	9	55,358	7,977	1998, 2008, 2010/2011	47,381

Moshannon Valley Correctional Center	Correctional Facility	PHILIPSBURG, PA	1,107	65,160	6,997	1,386	71,516	86	275	73,263	5,131	2005/2006, 2013	68,132

North Lake Correctional Facility	Correctional Facility	BALDWIN, MI	66	36,727	50,798	66	87,525	—	—	87,591	4,473	1998/1999, 2002, 2011	83,118

Queens Detention Facility	Detention Facility	JAMAICA, NY	2,237	19,847	329	2,237	20,176	—	—	22,413	6,559	1971, 1996/1997, 2004	—

Riverbend Correctional Facility(3)	Correctional Facility	MILLEDGEVILLE, GA	—	72,932	91	25	72,998	—	—	73,023	4,191	2011	68,832

Rivers Correctional Institution	Correctional Facility	WINTON, NC	875	60,328	1,684	1,194	61,543	149	—	62,886	15,849	2000/2001	47,037

Robert A. Deyton Detention Facility	Detention Facility	LOVEJOY, GA	—	8,163	9,863	15	18,012	—	—	18,027	4,989	1984-1986, 2008/2009	—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Big Spring Correctional Center(3)	Correctional Facility	BIG SPRING, TX	530	83,160	3,452	556	85,590	—	996	87,142	10,499	1940, 1960, 1982, 1991, 1994, 1996, 2001, 2009, 2010, 2011, 2012	—

Great Plains Correctional Facility	Correctional Facility	HINTON, OK	463	76,580	3,227	463	79,030	—	777	80,270	5,983	1990-1992, 1995, 2008, 2011, 2013	74,287

Joe Corley Detention Facility	Correctional Facility	CONROE, TX	470	64,813	716	470	65,530	—	—	66,000	1,395	2008	64,605

Karnes Correctional Center	Detention Facility	KARNES CITY, TX	937	24,825	1,633	912	26,197	176	110	27,395	4,655	1995	22,740

Karnes County Civil Detention Center	Detention Facility	KARNES CITY, TX	—	29,052	—	—	29,052	—	—	29,052	1,289	2011/2012	27,763

Lawton Correctional Facility	Correctional Facility	LAWTON, OK	1,012	96,637	852	1,040	97,460	—	—	98,500	15,356	1998/1999, 2005/2006	83,144

Rio Grande Detention Center	Detention Facility	LAREDO, TX	8,365	81,178	1,019	6,266	82,198	2,099	—	90,563	9,102	2007, 2008	81,461

South Texas Detention Complex	Detention Facility	PEARSALL, TX	437	31,405	4,785	437	36,190	—	—	36,627	6,719	2004/2005, 2012	—

Val Verde Correctional Facility	Detention Facility	DEL RIO, TX	21	56,009	626	16	56,635	5	—	56,656	10,709	2000/2001, 2005, 2007	45,947

Adelanto Detention Facility	Detention Facility	ADELANTO, CA	8,005	113,255	806	8,277	113,290	—	500	122,067	4,631	1990/1991, 2011, 2012	117,436

Aurora/ICE Processing Center	Detention Facility	AURORA, CO	4,590	15,200	71,965	4,271	86,174	1,310	—	91,755	8,298	1987, 1993, 1998, 2009, 2010, 2011	83,457

Central Valley MCCF	Correctional Facility	MC FARLAND, CA	1,055	28,133	2,247	905	30,283	211	36	31,435	4,987	1997, 2009/2010	26,448

Desert View MCCF	Correctional Facility	ADELANTO, CA	1,245	27,943	4,034	1,245	31,977	—	—	33,222	5,119	1997, 2010, 2013	28,103

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Golden State MCCF	Correctional Facility	MC FARLAND, CA	1,264	27,924	2,088	1,073	29,931	253	20	31,277	4,931	1997, 2010	26,346

Guadalupe County Correctional Facility	Correctional Facility	SANTA ROSA, NM	181	29,732	456	27	29,894	154	295	30,370	8,835	1998/1999, 2008	21,535

Hudson Correctional Facility	Correctional Facility	HUDSON, CO	11,140	—	4,591	7,372	3,991	3,920	448	15,731	1,997	2009, 2011	—

Lea County Correctional Facility (3)	Correctional Facility	HOBBS, NM	347	67,933	979	—	68,359	347	553	69,259	11,900	1997/1998	57,359

Leo Chesney CCF	Correctional Facility	LIVE OAK, CA	—	535	249	—	784	—	—	784	516	1989, 2007	—

McFarland CCF	Correctional Facility	MC FARLAND, CA	914	9,019	4,032	876	12,903	183	3	13,965	2,014	1988, 2011	—

Mesa Verde CCF	Correctional Facility	BAKERSFIELD, CA	2,237	13,714	303	2,237	14,018	—	—	16,255	2,099	1989, 2011	—
Northwest Detention Center	Detention Facility	TACOMA, WA	3,916	39,000	48,390	3,920	85,382	2,004	—	91,306	11,792	2003/2004, 2009, 2010, 2012	—

Western Region Detention Facility	Detention Facility	SAN DIEGO, CA	—	28,071	629	—	28,679	—	21	28,700	25,828	1959-1961, 2000	—

High Plains Correctional Facility	Correctional Facility	BRUSH, CO	350	2,830	(2,376)	350	454	—	—	804	459	1985/1986, 2001- 2003	—

Delaney Hall	Detention Facility	NEWARK, NJ	3,759	22,502	12,970	3,759	35,472	—	—	39,231	5,836	1999/2000, 2008	33,395

Alexandria Transfer Center (3)	CIP — Detention Facility	Alexandria, LA	—	4,538	—	—	—	—	4,538	4,538	—	In Process— Estimated Completion Q4 2014	—

Corrections and Detention — Managed

Allen Correctional Center	Correctional Facility	KINDER, LA	—	28	392	2	418	—	—	420	148	1989-1991, 1994/1995, 1998- 1999	—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Central Texas Detention Facility	Detention Facility	SAN ANTONIO, TX	—	—	3,876	—	3,876	—	—	3,876	1,603	1962, 1989/1990, 2006, 2010	—

Lockhart Work Program Facilities	Correctional Facility	LOCKHART, TX	—	73	147	—	220	—	—	220	213	1993, 1994, 2001	—

Lawrenceville Correctional Center	Correctional Facility	LAWRENCEVILLE, VA	—	—	717	—	717	—	—	717	686	1996-1998, 2011	—

Arizona State Prison- Florence West	Correctional Facility	FLORENCE, AZ	320	9,317	987	320	10,303	—	—	10,623	5,476	1997	—

Arizona State Prison- Phoenix West	Correctional Facility	PHOENIX, AZ	—	7,919	433	—	8,351	—	—	8,351	3,775	1979-1984, 1995/1996, 2002	—

Central Arizona Correctional Facility	Correctional Facility	FLORENCE, AZ	—	396	1,146	—	1,534	—	8	1,542	809	2006	—

New Castle Correctional Facility	Correctional Facility	NEW CASTLE, IN	—	—	22,142	—	22,142	—	—	22,142	3,766	2001, 2012	—

Plainfield Indiana STOP Facility	Correctional Facility	PLAINFIELD, IN	—	—	5	—	5	—	—	5	3	1890, 1900, 1921, 1961	—

South Bay Correctional Facility	Correctional Facility	SOUTH BAY, FL	—	—	2,953	—	2,953	—	—	2,953	2,744	1996/1997, 2001, 2004/2005, 2007, 2012	—

Cleveland Correctional Center	Correctional Facility	CLEVELAND, TX	—	—	61	—	61	—	—	61	61	1989	—
Reeves County Detention Complex R1/R2	Correctional Facility	PECOS, TX	—	—	1,187	—	911	—	276	1,187	386	1986, 1998, 2001, 2004, 2009/2010	—

Reeves County Detention Complex R3	Correctional Facility	PECOS, TX	—	—	4,056	—	3,950	—	106	4,056	2,696	2003, 2006, 2010	—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Northeast New Mexico Detention Facility	Correctional Facility	CLAYTON, NM	—	—	102	—	102	—	—	102	94	2008	—

Community Based Services — Owned/Leased

Beaumont Transitional Treatment Center	Community Corrections	BEAUMONT, TX	105	560	311	105	871	—	—	976	134	1940-1950, 1967, 1975, 1986, 1997	—

Bronx Community Re-entry Center	Community Corrections	BRONX, NY	—	154	555	—	662	—	47	709	651	1966, 1998, 2009, 2012	—

Cordova Center	Community Corrections	ANCHORAGE, AK	235	3,225	3,623	235	6,848	—	—	7,083	516	1974-1979, 2001, 2013	—

El Monte Center	Community Corrections	EL MONTE, CA	—	47	278	—	325	—	—	325	132	1960, 2004, 2012	—

Grossman Center	Community Corrections	LEAVENWORTH, KS	—	24	30	—	55	—	—	55	31	2002/2003, 2010	—

Las Vegas Community Correctional Center	Community Corrections	LAS VEGAS, NV	520	1,580	176	520	1,756	—	—	2,276	153	1978, 2004	—

Leidel Comprehensive Sanction Center	Community Corrections	HOUSTON, TX	3,210	710	375	3,210	1,085	—	—	4,295	131	1930, 1960, 2005/2006, 2012	—

Marvin Gardens Center	Community Corrections	LOS ANGELES, CA	—	50	148	—	198	—	—	198	100	1962/1965, 1990	—

McCabe Center	Community Corrections	AUSTIN, TX	350	510	540	350	1,038	—	12	1,400	191	1962, 2012	—

Mid Valley House	Community Corrections	EDINBURG, TX	—	2	111	—	33	—	79	112	33	1962, 2000	—

Midtown Center	Community Corrections	ANCHORAGE, AK	130	220	124	130	344	—	—	474	41	Early 1950s, 1972, 1998	—

Northstar Center	Community Corrections	FAIRBANKS, AK	—	12	31	—	43	—	—	43	43	1970/1975, 1995	—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Oakland Center	Community Corrections	OAKLAND, CA	970	250	51	970	301	—	—	1,271	54	1904-1911, 2000s	—
Parkview Center	Community Corrections	ANCHORAGE, AK	160	1,480	216	160	1,618	—	77	1,855	286	1971, 1976	—

Reality House	Community Corrections	BROWNSVILLE, TX	140	—	3,135	487	2,788	—	—	3,275	154	1975, 1986, 2011	—

Southeast Texas Transitional Center	Community Corrections	HOUSTON, TX	910	3,210	1,204	912	4,089	—	324	5,325	535	1960, 1967, 1970, 1984, 1997/1998, 2008, 2012	—

Salt Lake City Center	Community Corrections	SALT LAKE CITY, UT	—	4	45	—	34	—	15	49	18	1970, 1977, 2004	—

Seaside Center	Community Corrections	NOME, AK	—	—	44	—	44	—	—	44	44	1958, 2005	—

Taylor Street Center	Community Corrections	SAN FRANCISCO, CA	3,230	900	2,892	3,230	3,781	—	11	7,022	432	1907, 2010/2011	—

Tundra Center	Community Corrections	BETHEL, AK	20	1,190	558	79	1,689	—	—	1,768	476	1960/1970	—

Youth Services — Owned/Leased

Abraxas Academy	Youth Facility	MORGANTOWN, PA	4,220	14,120	339	4,220	14,459	—	—	18,679	1,244	1999/2000	—

Abraxas I	Youth Facility	MARIENVILLE, PA	990	7,600	631	1,023	7,993	—	205	9,221	859	1930s, 1960, 1982, 1985-1987, 1989- 1999, 2003	—

Abraxas Ohio	Youth Facility	SHELBY, OH	1,160	2,900	453	1,160	3,353	—	—	4,513	393	1900, 1935, 1965, 1992	—

Abraxas Youth Center	Youth Facility	SOUTH MOUNTAIN, PA	—	36	164	—	201	—	—	201	148	1938, 1948, 2001	—

DuPage Interventions	Youth Facility	HINSDALE, IL	2,110	1,190	181	2,110	1,355	—	16	3,481	159	1988	—

Erie Residential Programs	Youth Facility	ERIE, PA	150	350	400	150	750	—	—	900	122	1883, 1893, 1900, 1905, 1930, 1940, 1950, 2003, 2011	—

Hector Garza Center	Youth Facility	SAN ANTONIO, TX	1,590	3,540	42	1,590	3,582	—	—	5,172	361	1986/1987, 2006	—

Leadership Development Program	Youth Facility	SOUTH MOUNTAIN, PA	—	25	283	—	306	—	1	307	226	1920, 1938, 2000, 2005	—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Southern Peaks Regional Treatment Center	Youth Facility	CANON CITY, CO	2,850	11,350	151	2,850	11,402	—	99	14,351	1,127	2003-2004	—

Southwood Interventions	Youth Facility	CHICAGO, IL	870	6,310	511	870	6,821	—	—	7,691	810	1925, 1950, 1975, 2008	—

Woodridge Interventions	Youth Facility	WOODRIDGE, IL	5,160	4,330	456	5,245	4,702	—	—	9,947	538	1982/1986	—

Contact Interventions	Youth Facility	WAUCONDA, IL	719	1,110	(640)	699	490	—	—	1,189	43	1950s/1960, 2006	—

Abraxas III	Youth Facility	PITTSBURGH, PA	86	290	(176)	85	115	—	—	200	18	late 1800s, 1906, 1942, Mid-1950s	—

Re-Entry Day Reporting Centers — Managed

Northglenn DRC	Day Reporting Center	Northglenn, CO	—	21	—	—	21	—	—	21	20	2011, 2013	—

Aurora DRC	Day Reporting Center	Aurora, CO	—	21	—	—	21	—	—	21	17	2003, 2008, 2010, 2013	—

Denver DRC	Day Reporting Center	Denver, CO	—	43	—	—	43	—	—	43	22	2005, 2009, 2010, 2011, 2012, 2013	—

Elizabeth CRC	Day Reporting Center	Elizabeth, NJ	—	26	—	—	26	—	—	26	26	2011, 2003, 2006, 2007, 2009	—

Guilford Co. TECS	Day Reporting Center	Greensboro, NC	—	21	—	—	21	—	—	21	13	2012	—

Mecklenburg Co. TECS	Day Reporting Center	Charlotte, NC	—	26	—	—	26	—	—	26	10	2012	—

Randolph Co. TECS	Day Reporting Center	Asheboro, NC	—	6	—	—	6	—	—	6	4	2013	—

Santa Ana CDCR	Day Reporting Center	Santa Ana, CA	—	113	—	—	113	—	—	113	19	2013	—

Los Angeles CDCR	Day Reporting Center	Pamona, CA	—	44	—	—	44	—	—	44	3	2013	—

Tulare Co DRC	Day Reporting Center	Visalia, CA	—	9	—	—	9	—	—	9	9	2006, 2010	—

Merced DRC	Day Reporting Center	Merced, CA	—	18	—	—	18	—	—	18	18	2007, 2008, 2011	—

Kern County DRC	Day Reporting Center	Bakersfield, CA	—	23	—	—	23	—	—	23	16	2010, 2012	—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

San Diego DRC	Day Reporting Center	San Diego, CA	—	30	—	—	30	—	—	30	30	2007, 2010	—
Orange DRC	Day Reporting Center	Santa Ana, CA	—	72	—	—	72	—	—	72	33	2012	—

Luzerne EM	Day Reporting Center	Wilkes Barre, PA	—	20	—	—	20	—	—	20	19	2007, 2013	—

Atlantic City CRC	Day Reporting Center	Atlantic City, NJ	—	10	—	—	10	—	—	10	4	2004, 2005, 20011	—

Perth Amboy CRC	Day Reporting Center	Perth Amboy, NJ	—	19	—	—	19	—	—	19	19	2006, 2007, 2008, 2010	—

Neptune CRC	Day Reporting Center	Neptune, NJ	—	16	—	—	16	—	—	16	14	2008, 2009, 2011, 2012	—

Luzerne DRC	Day Reporting Center	Wilkes Barre, PA	—	110	—	—	110	—	—	110	110	2010	—

Sedgwick DRC	Day Reporting Center	Wichita, KS	—	23	—	—	23	—	—	23	23	2006, 2007	—

Shreveport DRC	Day Reporting Center	Shreveport, LA	—	44	—	—	44	—	—	44	12	2010, 2011, 2013	—

Chicago West Grand SRC	Day Reporting Center	Chicago, IL	—	22	—	—	22	—	—	22	22	2005, 2006, 2008, 2010, 2011	—

Decatur SRC	Day Reporting Center	Decatur, IL	—	28	—	—	28	—	—	28	28	2004, 2005, 2006, 2009, 2010, 2011	—

Philadelphia ISAP	Day Reporting Center	Philadelphia, PA	—	36	—	—	36	—	—	36	29	2010	—

Miami ISAP	Day Reporting Center	Miami, FL	—	82	—	—	82	—	—	82	63	2007, 2008, 2010	—

Orlando ISAP	Day Reporting Center	Orlando, FL	—	18	—	—	18	—	—	18	14	2007, 2010	—

Atlanta ISAP	Day Reporting Center	Atlanta, GA	—	54	—	—	54	—	—	54	41	2009	—

Charlotte ISAP	Day Reporting Center	Charlotte, NC	—	9	—	—	9	—	—	9	7	2009	—

New Orleans ISAP	Day Reporting Center	New Orleans, LA	—	8	—	—	8	—	—	8	6	2009	—

Washington DC ISAP	Day Reporting Center	Fairfax, VA	—	12	—	—	12	—	—	12	10	2009, 2010, 2011	—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Chicago ISAP	Day Reporting Center	Chicago, IL	—	25	—	—	25	—	—	25	19	2009, 2013	—
Detroit ISAP	Day Reporting Center	Detroit, MI	—	18	—	—	18	—	—	18	14	2009	—

St Paul ISAP	Day Reporting Center	Bloominton, MN	—	6	—	—	6	—	—	6	5	2004, 2006, 2011	—

Denver ISAP	Day Reporting Center	Centennial, CO	—	15	—	—	15	—	—	15	6	2011, 2013	—

San Francisco ISAP	Day Reporting Center	San Francisco, CA	—	92	—	—	92	—	—	92	71	2004, 2009	—

Salt Lake City ISAP	Day Reporting Center	Murray, UT	—	7	—	—	7	—	—	7	6	2009	—

Seattle ISAP	Day Reporting Center	Tukwila, WA	—	40	—	—	40	—	—	40	31	2009	—

Bronx ISAP	Day Reporting Center	Bronx, NY	—	31	—	—	31	—	—	31	10	2010	—

Manhattan ISAP	Day Reporting Center	New York, NY	—	10	—	—	10	—	—	10	8	2010	—

Queens ISAP	Day Reporting Center	Jamaica, NY	—	39	—	—	39	—	—	39	30	2007, 2008, 2010	—

Boston ISAP	Day Reporting Center	Burlington, MA	—	13	—	—	13	—	—	13	10	2011	—

Buffalo ISAP	Day Reporting Center	Buffalo, NY	—	34	—	—	34	—	—	34	26	2009	—

Newark ISAP	Day Reporting Center	Newark, NJ	—	30	—	—	30	—	—	30	23	2009	—

Los Angeles ISAP	Day Reporting Center	Los Angeles, CA	—	35	—	—	35	—	—	35	27	2007, 2008	—

San Bernadino ISAP	Day Reporting Center	San Bernadino, CA	—	42	—	—	42	—	—	42	27	2008, 2012, 2013	—

Dallas ISAP	Day Reporting Center	Dallas, TX	—	17	—	—	17	—	—	17	13	2009	—

Houston ISAP	Day Reporting Center	Houston, TX	—	21	—	—	21	—	—	21	16	2009	—

Phoenix ISAP	Day Reporting Center	Phoenix, AZ	—	11	—	—	11	—	—	11	8	2009	—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

San Antonio ISAP	Day Reporting Center	San Antonio, TX	—	7	—	—	7	—	—	7	6	2009	—
San Diego ISAP	Day Reporting Center	San Diego, CA	—	14	—	—	14	—	—	14	10	2009	—

Bakersfield ISAP	Day Reporting Center	Bakersfield, CA	—	16	—	—	16	—	—	16	9	2012	—

International Corrections & Detention — Managed

Arthur Gorrie Correctional Centre	Correctional Facility	Brisbane, Queensland AUS	—	—	207	—	207	—	—	207	137	1992	—

Fulham Correctional Centre & Fulham Nalu Challenge Community Unit	Correctional Facility	West Sale, Victoria AUS	—	—	1,426	—	1,426	—	—	1,426	824	1997, 2002	—

Junee Correctional Centre	Correctional Facility	Junee, New South Wales, AUS	—	—	1,286	—	1,286	—	—	1,286	494	1993	—

Parklea Correctional Centre	Correctional Facility	Parklea, New South Wales, AUS	—	—	1,102	—	1,102	—	—	1,102	517	1987	—

Dungavel House Immigration Removal Centre	Detention Facility	Kidlington, England	—	—	62	—	62	—	—	62	18	2013	—

Harmondsworth Immigration Removal Centre	Detention Facility	London, England	—	—	365	—	365	—	—	365	308	2011	—

Kutama-Sinthumule Correctional Centre	Correctional Facility	Louis Trichardt, South Africa	—	—	193	—	193	—	—	193	132	2003-2008	—

Offices — Leased

Corporate Headquarters	Office	BOCA RATON, FL	—	1,072	7,191	—	8,227	—	37	8,264	3,320	1985, 2003, 2005, 2011-2013	—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Central Regional Office	Office	SAN ANTONIO, TX	—	—	42	—	42	—	—	42	16	1985, 2003/2004, 2010	—

Eastern Regional Office	Office	CHARLOTTE, NC	—	—	11	—	11	—	—	11	6	1998, 2013	—

Western Regional Office	Office	LOS ANGELES, CA	—	22	—	—	22	—	—	22	22	2002, 2010	—

Boulder, CO Point II	Office	Boulder CO	—	629	—	—	629	—	—	629	390	1997-1999, 1992- 1996, 2000-2001, 2003-2004, 2007- 2009, 2011-2012	—

Sydney Office	Office	Sydney, AUS	—	138	—	—	138	—	—	138	72	1980	—

UK Office	Office	Hurley, England	—	—	161	—	161	—	—	161	53	2012	—

Anderson, IN Call Center	Office	Anderson, IN	—	—	386	—	386	—	—	386	92	1997-2013	—

Miscellaneous Investments

Miscellaneous Investments	Various	Various	16,159	4,515	595	778	4,040	15,538	909	21,265	1,752	Various	—

Total			108,348	1,483,464	343,744	86,949	1,810,612	27,192	10,803	1,935,556	266,848		1,240,011

Depreciation related to the real estate investments reflected in the consolidated statements of comprehensive income is calculated over the estimated useful lives of the assets as follows:

Land improvements	The shorter of 7 years or the term of the lease/contract
Buildings	Generally 50 years or a shorter period if management determines that the building has a shorter useful life
Building improvements	7 or 15 years
Leasehold improvements	The shorter of 15 years or the term of the lease/contract

The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $1.4 billion at December 31, 2013. Depreciation and amortization are provided on the declining balance and straight-line methods, respectively, over the estimated useful lives of the assets. This amount excludes international real estate investments.

(1)	This schedule presents the real estate property of the Company and does not include facilities with no real estate assets.
(2)	The negative balance for costs capitalized subsequent to acquisition include losses recorded subsequent to the initial costs.
(3)	Land on which the facility is situated is subject to one or more ground leases.

THE GEO GROUP, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

For the Fiscal Years Ended December 31, 2013, December 31, 2012, and January 1, 2012

(dollars in thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	2013	2012	2011
Real Estate:
Balance at the beginning of the year	$1,840,306	$1,805,434	$1,596,338
Additions to/improvements of real estate	97,302	51,998	229,399
Assets sold/written-off	(2,052)	(17,126)	(20,303)

Balance at the end of the year	$1,935,556	$1,840,306	$1,805,434

Accumulated Depreciation
Balance at the beginning of the year	$217,428	$174,055	$138,813
Depreciation expense	50,616	49,026	40,705
Assets sold/written-off	(1,196)	(5,653)	(5,463)

Balance at the end of the year	$266,848	$217,428	$174,055