Form 10-Q
period 2014-03-31
GEO GROUP INC
filed 2014-05-06
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 2, 2014, the registrant had 72,590,923 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2014 AND MARCH 31, 2013

(In thousands, except per share data)

	Three Months Ended
	March 31, 2014	March 31, 2013
Revenues	$393,137	$377,031
Operating expenses	291,923	280,797
Depreciation and amortization	24,142	22,935
General and administrative expenses	28,502	32,040

Operating income	48,570	41,259
Interest income	732	1,184
Interest expense	(20,652)	(19,341)

Income before income taxes and equity in earnings of affiliates	28,650	23,102
Provison for income taxes	2,138	881
Equity in earnings of affiliates, net of income tax provision of $549 and $477, respectively	1,484	1,217

Net income	27,996	23,438
Net income attributable to noncontrolling interests	(6)	(18)

Net income attributable to The GEO Group, Inc.	$27,990	$23,420

Weighted-average common shares outstanding:
Basic	71,449	70,850
Diluted	71,895	71,412
Income per common share attributable to The GEO Group, Inc.:
Basic:

Income per common share attributable to The GEO Group, Inc. - basic	$0.39	$0.33

Diluted:

Income per common share attributable to The GEO Group, Inc. - diluted	$0.39	$0.33

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2014 AND MARCH 31, 2013

(In thousands)

	Three Months Ended
	March 31, 2014	March 31, 2013
Net income	$27,996	$23,438
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,000	(1,332)
Pension liability adjustment, net of tax benefit of $12 and $25, respectively	19	40
Unrealized gain on derivative instrument classified as cash flow hedge, net of tax provision of $12 and $62, respectively	27	112

Total other comprehensive income (loss), net of tax	1,046	(1,180)

Total comprehensive income	29,042	22,258
Comprehensive (income) loss attributable to noncontrolling interests	(2)	23

Comprehensive income attributable to The GEO Group, Inc.	$29,040	$22,281

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2014 AND DECEMBER 31, 2013

(In thousands, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$38,063	$52,125
Restricted cash and investments	14,094	11,518
Accounts receivable, less allowance for doubtful accounts of $3,320 and $2,549, respectively	275,764	250,530
Current deferred income tax assets	20,936	20,936
Prepaid expenses and other current assets	39,877	49,236

Total current assets	388,734	384,345

Restricted Cash and Investments	19,328	18,349
Property and Equipment, Net	1,726,869	1,727,798
Direct Finance Lease Receivable	15,869	16,944
Non-Current Deferred Income Tax Assets	4,821	4,821
Goodwill	493,911	490,196
Intangible Assets, Net	167,133	163,400
Other Non-Current Assets	84,123	83,511

Total Assets	$2,900,788	$2,889,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$52,397	$47,286
Accrued payroll and related taxes	49,113	38,726
Accrued expenses and other	116,520	114,950
Current portion of capital lease obligations, long-term debt and non-recourse debt	22,527	22,163

Total current liabilities	240,557	223,125

Non-Current Deferred Income Tax Liabilities	14,689	14,689
Other Non-Current Liabilities	71,450	64,961
Capital Lease Obligations	10,665	10,924
Long-Term Debt	1,479,788	1,485,536
Non-Recourse Debt	65,377	66,153
Commitments, Contingencies and Other (Note 10)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 87,147,664 and 86,662,676 issued and 72,569,716 and 72,082,071 outstanding, respectively	871	866
Additional paid-in capital	854,385	848,018
Earnings in excess of distributions	219,497	232,646
Accumulated other comprehensive loss	(3,379)	(4,429)
Treasury stock, 14,577,948 and 14,580,605 shares, at cost, respectively	(53,568)	(53,579)

Total shareholders’ equity attributable to The GEO Group, Inc.	1,017,806	1,023,522
Noncontrolling interests	456	454

Total shareholders’ equity	1,018,262	1,023,976

Total Liabilities and Shareholders’ Equity	$2,900,788	$2,889,364

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2014 AND MARCH 31, 2013

(In thousands)

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash Flow from Operating Activities:
Net Income	$27,996	$23,438
Net income attributable to noncontrolling interests	(6)	(18)

Net income attributable to The GEO Group, Inc.	27,990	23,420
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Stock-based compensation	2,466	1,685
Depreciation and amortization expense	24,142	22,935
Amortization of debt issuance costs, discount and/or premium	1,224	1,537
Provision for doubtful accounts	535	—
Equity in earnings of affiliates, net of tax	(1,484)	(1,217)
Income tax benefit related to equity compensation	(558)	(1,127)
Loss on sale/disposal of property and equipment	235	125
Deferred tax benefit	—	(67)
Changes in assets and liabilities:
Changes in accounts receivable, prepaid expenses and other assets	(7,227)	(6,603)
Changes in accounts payable, accrued expenses and other liabilities	15,829	4,749

Net cash provided by operating activities	63,152	45,437

Cash Flow from Investing Activities:
Acquisition of Protocol, cash consideration	(13,000)	—
Proceeds from sale of property and equipment	165	4
Proceeds from sale of assets held for sale	—	1,602
Change in restricted cash and investments	(3,273)	2,330
Capital expenditures	(17,531)	(11,402)

Net cash used in investing activities	(33,639)	(7,466)

Cash Flow from Financing Activities:
Proceeds from long-term debt	103,000	410,000
Payments on long-term debt	(110,393)	(358,438)
Proceeds from reissuance of treasury stock in connection with ESPP	84	66
Debt issuance costs	—	(5,650)
Income tax benefit related to equity compensation	558	1,127
Proceeds from the exercise of stock options	3,275	3,049
Cash dividends paid	(41,139)	(35,711)

Net cash (used in) provided by financing activities	(44,615)	14,443
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,040	(445)

Net (Decrease) Increase in Cash and Cash Equivalents	(14,062)	51,969
Cash and Cash Equivalents, beginning of period	52,125	31,755

Cash and Cash Equivalents, end of period	$38,063	$83,724

Supplemental Disclosures:
Non-cash Investing and Financing activities:
Capital expenditures in accounts payable and accrued expenses	$1,772	$2,844

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc. a Florida corporation, and subsidiaries (the “Company” or “GEO”) is a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of correctional, detention and re-entry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa, the United Kingdom and Canada. The Company owns, leases and operates a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, as well as community based re-entry facilities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). As of March 31, 2014, the Company’s worldwide operations included the management and/or ownership of approximately 77,000 beds at 98 correctional and detention facilities, including projects under development, and also included the provision of monitoring of more than 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

The Company’s unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014 for the year ended December 31, 2013. The accompanying December 31, 2013 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Form 10-Q have been made. Results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for the entire year ending December 31, 2014, or for any other future interim or annual periods.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets, intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in goodwill from December 31, 2013 to March 31, 2014 are related to fluctuations in foreign currency exchange rates and additions due to an acquisition completed in late February 2014 as discussed further below.

The Company has also recorded other finite and indefinite lived intangible assets as a result of business combinations completed prior to 2014. Changes in the gross carrying amounts from December 31, 2013 to March 31, 2014 are related to fluctuations in foreign currency exchange rates. An acquisition completed in late February 2014 as discussed further below also led to estimated additions to intangible assets. The Company’s intangible assets include facility management contracts, the trade name and technology, as follows (in thousands):

	March 31, 2014				December 31, 2013
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	13.4	$156,756	$(47,520)	$109,236	$151,604	$(44,646)	$106,958
Technology	7.0	22,012	(9,515)	12,497	21,200	(8,758)	12,442
Trade name (Indefinite lived)	Indefinite	45,400	—	45,400	44,000	—	44,000

Total acquired intangible assets		$224,168	$(57,035)	$167,133	$216,804	$(53,404)	$163,400

Amortization expense was $3.6 million and $3.7 million for the three months ended March 31, 2014 and March 31, 2013, respectively. Amortization expense was primarily related to the U.S. Corrections & Detention and GEO Community Services segments’ amortization of acquired facility management contracts. As of March 31, 2014, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 1.4 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the current contractual periods.

Estimated amortization expense related to the Company’s finite-lived intangible assets for the remainder of 2014 through 2018 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2014	$12,087
2015	15,719
2016	15,719
2017	15,719
2018	13,019
Thereafter	49,470

$121,733

On February 25, 2014, Protocol Criminal Justice, Inc. (“Protocol”), a recently created subsidiary of the Company’s BI subsidiary, entered into an Asset Purchase Agreement (the “Agreement”) with an unrelated entity, APAC Customer Services, Inc., to acquire certain tangible and intangible assets for cash consideration of $13 million. The acquisition is expected to provide returns consistent with GEO’s targeted returns on invested capital. The preliminary allocation of the purchase price is based on the best information available and is provisional pending, amongst other things: (i) the finalization of the valuation of the fair values and useful lives of property and equipment acquired; (ii) finalization of the valuations and useful lives for intangible assets; and (iii) finalization of the valuation of accounts payable and accrued expenses. During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. Based on management’s preliminary estimates, the preliminary purchase price allocation on February 25, 2014 primarily consisted of intangible assets of $7.4 million related to acquired facility management contracts, acquired technology and trade name, and goodwill of $3.7 million. In addition, the Company acquired accounts receivable, equipment and assumed certain liabilities, none of which were significant. The Company expects to complete the purchase price allocation during the second quarter of 2014.

3. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements at March 31, 2014
	Carrying Value at March 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Guaranteed Investment Contract	$5,742	—	$5,742	—
Rabbi Trust	10,325	—	10,325	—
Fixed income securities	1,970	—	1,970	—
Liabilities:
Interest rate swap derivative liabilities	$352	$—	$352	$—

		Fair Value Measurements at December 31, 2013
	Carrying Value at December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Guaranteed Investment Contract	$5,742	—	$5,742	—
Rabbi Trust	9,534	—	9,534	—
Fixed income securities	1,993	—	1,993	—
Liabilities:
Interest rate swap derivative liabilities	$390	$—	$390	$—

The Company’s Level 2 financial instruments included in the tables above as of March 31, 2014 and December 31, 2013 consist of an interest rate swap liability held by the Company’s Australian subsidiary, the Company’s rabbi trust established for GEO employee and employer contributions to The GEO Group Inc. Non-qualified Deferred Compensation Plan, an investment in Canadian dollar denominated fixed income securities, and a guaranteed investment contract which is a restricted investment related to CSC of Tacoma LLC (“CSC”).

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

4. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at March 31, 2014 and December 31, 2013 (in thousands):

		Estimated Fair Value Measurements at March 31, 2014
	Carrying Value as of March 31, 2014	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$38,063	$38,063	$38,063	$—	$—
Restricted cash	17,356	17,356	3,675	13,681	—
Liabilities:
Borrowings under senior credit facility	$632,750	$633,867	$—	$633,867	$—
5 7⁄8% Senior Notes	250,000	257,345	—	257,345	—
6.625% Senior Notes	300,000	322,500	—	322,500	—
5.125% Senior Notes	300,000	295,875	—	295,875	—
Non-recourse debt, Australian subsidiary	23,389	23,840	—	23,840	—
Other non-recourse debt, including current portion	60,351	62,691	—	62,691	—

		Estimated Fair Value Measurements at December 31, 2013
	Carrying Value as of December 31, 2013	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$52,125	$52,125	$52,125	$—	$—
Restricted cash	14,592	14,592	1,838	12,754	—
Liabilities:
Borrowings under senior credit facility	$638,500	$639,246	$—	$639,246	$—
5 7⁄8% Senior Notes	250,000	265,938	—	265,938	—
6.625% Senior Notes	300,000	317,064	—	317,064	—
5.125% Senior Notes	300,000	279,000	—	279,000	—
Non-recourse debt, Australian subsidiary	23,896	24,439	—	24,439	—
Other non-recourse debt, including current portion	60,235	62,319	—	62,319	—

The fair values of the Company’s cash and cash equivalents, and restricted cash approximates the carrying values of these assets at March 31, 2014 and December 31, 2013. Restricted cash consists of money market funds, commercial paper and time deposits used for payments on the Company’s non-recourse debt and asset replacement funds contractually required to be maintained at the Company’s Australian subsidiary. The fair value of the money market funds is based on quoted market prices (level 1) and the fair value of commercial paper and time deposits is based on market prices for similar instruments (level 2).

The fair values of the Company’s 5 7⁄8% senior unsecured notes due 2022 (“5 7⁄8% Senior Notes”), 6.625% senior unsecured notes due 2021 (“6.625% Senior Notes”), and the 5.125% senior unsecured notes due 2023 (“5.125% Senior Notes”), although not actively traded, are based on published financial data for these instruments. The fair values of the Company’s non-recourse debt related to the Washington Economic Development Finance Authority (“WEDFA”) is based on market prices for similar instruments. The fair value of the non-recourse debt related to the Company’s Australian subsidiary is estimated using a discounted cash flow model based on current Australian borrowing rates for similar instruments. The fair value of borrowings under the senior credit facility is based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.

5. SHAREHOLDERS’ EQUITY

The following table presents the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests (in thousands):

	Common shares		Additional Paid-In	Earnings in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Distributions	Income (Loss)	Shares	Amount	Interests	Equity
Balance, December 31, 2013	72,082	$866	$848,018	$232,646	$(4,429)	14,580	$(53,579)	$454	$1,023,976
Proceeds from exercise of stock options	177	2	3,273	—	—	—	—	—	3,275
Tax benefit related to equity compensation	—	—	558	—	—	—	—	—	558
Stock based compensation expense	—	—	452	—	—	—	—	—	452
Restricted stock granted	308	3	(3)	—	—		—	—	—
Amortization of restricted stock	—	—	2,014	—	—	—	—	—	2,014
Dividends paid	—	—	—	(41,139)	—	—	—	—	(41,139)
Re-issuance of treasury shares (ESPP)	3	—	73	—	—	(3)	11	—	84
Net income	—	—	—	27,990	—	—	—	6	27,996
Other comprehensive loss	—	—	—	—	1,050	—	—	(4)	1,046

Balance, March 31, 2014	72,570	$871	$854,385	$219,497	$(3,379)	14,577	$(53,568)	$456	$1,018,262

REIT Distributions

As a REIT, GEO is required to distribute annually at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain) and began paying regular quarterly REIT dividends in 2013. The amount, timing and frequency of future dividends, however, will be at the sole discretion of GEO’s Board of Directors (the “Board”) and will be declared based upon various factors, many of which are beyond GEO’s control, including, GEO’s financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income taxes that GEO otherwise would be required to pay, limitations on distributions in GEO’s existing and future debt instruments, limitations on GEO’s ability to fund distributions using cash generated through GEO’s taxable REIT subsidiaries (“TRSs”) and other factors that GEO’s Board may deem relevant.

During the three months ended March 31, 2014 and the year ended December 31, 2013, respectively, GEO declared and paid the following regular cash distributions to its stockholders as follows:

Declaration Date	Payment Due	Record Date	Distribution Per Share	Aggregate Payment Amount (in millions)
January 17, 2013	March 1, 2013	February 15, 2013	$0.50	$35.7
May 7, 2013	June 3, 2013	May 20, 2013	$0.50	$35.8
July 30, 2013	August 29, 2013	August 19, 2013	$0.50	$36.1
November 1, 2013	November 26, 2013	November 14, 2013	$0.55	$39.6
February 18, 2014	March 14, 2014	March 3, 2014	$0.57	$41.1

Prospectus Supplement

On May 8, 2013, the Company filed with the Securities and Exchange Commission a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $100 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no sales of shares of the Company’s common stock under the prospectus supplement during the three months ended March 31, 2014.

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

The components of accumulated other comprehensive income (loss) attributable to GEO included in the consolidated statement of shareholders’ equity are as follows:

	Three Months Ended March 31, 2014
	(In thousands)
	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc. [1]	Unrealized (loss)/ gain on derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, December 31, 2013	$(2,441)	$(274)	$(1,714)	$(4,429)
Current-period other comprehensive (loss) income	1,004	27	19	1,050

Balance, March 31, 2014	$(1,437)	$(247)	$(1,695)	$(3,379)

[1]	The foreign currency translation related to noncontrolling interests was not significant at March 31, 2014 or December 31, 2013.

6. EQUITY INCENTIVE PLANS

The Board of Directors has adopted The GEO Group, Inc. 2014 Stock Incentive Plan (the “2014 Plan”), which was approved by the Company’s shareholders on May 2, 2014. The 2014 Plan replaces the 2006 Stock Incentive Plan (the “2006 Plan”). The 2014 Plan provides for a reserve of 3,083,353 shares, which consists of 2,000,000 new shares of common stock available for issuance and 1,083,353 shares of common stock that were available for issuance under the 2006 Plan prior to the 2014 Plan replacing it.

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. For options granted during the three months ended March 31, 2014, the fair value was estimated using the following assumptions: (i) volatility of 28.92%; (ii) expected term of 4.82 years; (iii) risk free interest rate of 1.44%; and (iv) expected dividend yield of 7%. A summary of the activity of stock option awards issued and outstanding under Company plans is as follows for the three months ended March 31, 2014:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at December 31, 2013	849	$19.67	6.39	$10,654
Options granted	223	32.41
Options exercised	(177)	19.00
Options forfeited/canceled/expired	(7)	32.17

Options outstanding at March 31, 2014	888	$22.99	7.16	$8,309

Options vested and expected to vest at March 31, 2014	852	$22.67	7.06	$8,173

Options exercisable at March 31, 2014	545	$20.29	6.17	$6,515

For the three months ended March 31, 2014 and March 31, 2013, the amount of stock-based compensation expense related to stock options was $0.5 million and $0.4 million, respectively. As of March 31, 2014, the Company had $1.6 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.2 years.

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

A summary of the activity of restricted stock outstanding is as follows for the three months ended March 31, 2014:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at December 31, 2013	734	$26.87
Granted	308	32.23
Vested	(125)	21.34
Forfeited/canceled	—	—

Restricted stock outstanding at March 31, 2014	917	$27.80

During the three months ended March 31, 2014, the Company granted 307,900 shares of restricted stock to certain employees and executive officers. Of these awards, 90,000 are performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2014, 2015 and 2016.

The vesting of these performance-based restricted stock grants are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 75% of the shares of restricted stock (“TSR Target Award”) can vest at the end of a three-year performance period if GEO meets certain total shareholder return (“TSR”) performance targets, as compared to the total shareholder return of a peer group of companies, during 2014, 2015 and 2016; and (ii) up to 25% of the shares of restricted stock (“ROCE Target Award”) can vest at the end of a three-year period if GEO meets certain return on capital employed (“ROCE”) performance targets in 2014, 2015 and 2016. These performance awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the performance-based awards is based on the target awards for both metrics.

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

The metric related to TSR is considered to be a market condition. For share-based awards that contain a market condition, the probability of satisfying the market condition must be considered in the estimate of grant-date fair value and previously recorded compensation expense is not reversed if the market condition is never met. The fair value of these awards was determined based on a Monte Carlo simulation, which calculates a range of possible outcomes and the probabilities that they will occur, using the following key assumptions: (i) volatility of 25.6%; (ii) beta of 0.74; and (iii) risk free rate of 0.62%.

For the three months ended March 31, 2014 and March 31, 2013, the Company recognized $2.0 million and $1.3 million, respectively, of compensation expense related to its restricted stock awards. As of March 31, 2014, the Company had $21.4 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 4.0 years.

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

The Plan is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Plan are made on the last day of each month. During the three months ended March 31, 2014, 2,657 shares were issued out of the Company’s treasury stock in connection with the Plan.

7. EARNINGS PER SHARE

Basic income per common share is computed by dividing the income attributable to The GEO Group, Inc. shareholders by the weighted average number of outstanding shares of common stock. The calculation of diluted income per common share is similar to that of basic income per common share except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted income per common share from were calculated for the three months ended March 31, 2014 and March 31, 2013 as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2014	March 31, 2013
Net Income	$27,996	$23,438
Net income attributable to noncontrolling interests	(6)	(18)

Net income attributable to The GEO Group, Inc.	27,990	23,420
Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	71,449	70,850

Per share amount	$0.39	$0.33

Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	71,449	70,850
Effect of dilutive securities: Stock options and restricted stock	446	562

Weighted average shares assuming dilution	71,895	71,412

Per share amount	$0.39	$0.33

For the three months ended March 31, 2014, 17,070 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were no common stock equivalents from restricted shares that were anti-dilutive.

For the three months ended March 31, 2013, no shares of stock options or restricted stock were anti-dilutive.

8. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on its variable rate non-recourse debt to 9.7%. The Company has determined the swap, which has a notional amount of AUD 50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt to be an effective cash flow hedge. Accordingly, the Company records the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total unrealized gains recorded in other comprehensive income, net of tax, related to this cash flow hedge was not significant for the three months ended March 31, 2014. The total fair value of the swap liability as of March 31, 2014 and December 31, 2013 was $0.4 million and $0.4 million, respectively, and is recorded as a component of other non-current assets within the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).

9. DEBT

Debt outstanding as of March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Senior Credit Facility:
Term loan	$297,750	$298,500
Revolver	335,000	340,000

Total Senior Credit Facility	632,750	$638,500
5.125% Senior Notes:
Notes due in 2023	300,000	300,000
5 7⁄8% Senior Notes
Notes Due in 2022	250,000	250,000
6.625% Senior Notes:
Notes due in 2021	300,000	300,000
Non-Recourse Debt :
Non-Recourse Debt	84,633	85,091
Unamortized discount on Non-Recourse Debt	(893)	(960)

Total Non-Recourse Debt	83,740	84,131
Capital Lease Obligations	11,674	11,924
Other debt	193	221

Total debt	1,578,357	1,584,776
Current portion of capital lease obligations, long-term debt and non-recourse debt	(22,527)	(22,163)
Capital Lease Obligations, long-term portion	(10,665)	(10,924)
Non-Recourse Debt	(65,377)	(66,153)

Long-Term Debt	$1,479,788	$1,485,536

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

As of March 31, 2014, the Company had $297.8 million in aggregate borrowings outstanding under the Term Loan, $335.0 million in borrowings under the Revolver, and approximately $61.0 million in letters of credit which left $304.0 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of March 31, 2014 was 2.9%.

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

Events of default under the Credit Agreement include, but are not limited to, (i) the Company’s failure to pay principal or letter of credit reimbursement obligations when due or to pay any interest or other amounts within three business days of the payment deadline, (ii) the Company’s material breach of any representations or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness, (vi) unsatisfied final monetary judgments over a specified threshold, (vii) material environmental liability claims which have been asserted against the Company, and (viii) a change in control. All of the obligations under the Credit Agreement are unconditionally guaranteed by each of the Company’s domestic subsidiaries that are restricted subsidiaries under the Senior Credit Facility. The Senior Credit Facility and the related guarantees are secured on a first-priority basis by substantially all of the Company’s present and future tangible and intangible assets, subject to certain exceptions, and all present and future tangible and intangible assets, subject to certain exceptions, of each guarantor. The Company’s failure to comply with any of the covenants under its Credit Agreement could cause an event of default under such documents and result in an acceleration of all outstanding senior secured indebtedness. The Company was in compliance with all of the covenants of the Credit Agreement as of March 31, 2014.

5.125% Senior Notes

Interest on the 5.125% Senior Notes accrues at the stated rate. The Company pays interest semi-annually in arrears on April 1 and October 1 of each year. On or after April 1, 2018, the Company may, at its option, redeem all or part of the 5.125% Senior Notes at the redemption prices set forth in the indenture governing the 5.125% Senior Notes. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors (Refer to Note 15-Condensed Consolidating Financial Information). The Company was in compliance with all of the covenants of the indenture governing the 5.125% Senior Notes as of March 31, 2014.

5 7⁄8% Senior Notes

Interest on the 5 7⁄8% Senior Notes accrues at the stated rate. The Company pays interest semi-annually in arrears on January 15 and July 15 of each year. On or after January 15, 2017, the Company may, at its option, redeem all or part of the 5 7⁄8% Senior Notes at the redemption prices set forth in the indenture governing the 5 7⁄8% Senior Notes. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors (Refer to Note 15-Condensed Consolidating Financial Information). The Company was in compliance with all of the covenants of the indenture governing the 5 7⁄8% Senior Notes as of March 31, 2014.

6.625% Senior Notes

Interest on the 6.625% Senior Notes accrues at the stated rate. The Company pays interest semi-annually in arrears on February 15 and August 15 of each year. On or after February 15, 2016, the Company may, at its option, redeem all or part of the 6.625% Senior Notes at the redemption prices set forth in the indenture governing the 6.625% Senior Notes. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors (Refer to Note 15-Condensed Consolidating Financial Information). The Company was in compliance with all of the covenants of the indenture governing the 6.625% Senior Notes as of March 31, 2014.

Non-Recourse Debt

Northwest Detention Center

As of March 31, 2014, the remaining balance of the debt service requirement under the $57.0 million note payable (“2003 Revenue Bonds”) and the $54.4 million note payable (“2011 Revenue Bonds”) to the Washington Economic Finance Authority (“WEDFA”) maturing in October 2014 and October 2021 with fixed coupon rates ranging from 4.10% to 5.25%, respectively, is $61.2 million, of which $11.8 million is classified as current in the accompanying consolidated balance sheet. The payment of principal and interest on the 2011 Revenue Bonds and the 2003 Revenue Bonds issued by WEDFA is non-recourse to GEO.

As of March 31, 2014, included in current restricted cash and investments and non-current restricted cash and investments is $14.1 million of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.

Australia

The non-recourse obligations to the Company total $23.4 million (AUD 25.3 million) and $23.9 million (AUD 26.9 million), based on the exchange rates in effect at March 31, 2014 and December 31, 2013, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, based on exchange rates as of March 31, 2014, was $4.6 million. This amount is included in non-current restricted cash and investments and the annual maturities of the future debt obligation are included in Non-Recourse Debt.

Guarantees

In connection with the creation of South African Custodial Services Pty. Limited (“SACS”), the Company entered into certain guarantees related to the financing, construction and operation of the prison. As of March 31, 2014, the Company guaranteed obligations amounting to 26.7 million South African Rand, or $2.5 million based on exchange rates as of March 31, 2014. In the event SACS is unable to maintain the required funding in a rectification account maintained for the payment of certain costs in the event of contract termination, a previously existing guarantee by the Company for the shortfall will need to be re-instated. The remaining guarantee of 26.7 million South African Rand is secured by outstanding letters of credit under the Company’s Revolver as of March 31, 2014.

In addition to the above, the Company has also agreed to provide a loan, if required, of up to 20 million South African Rand, or $1.9 million based on exchange rates as of March 31, 2014, referred to as the Shareholder’s Loan, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the standby facility, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Shareholder’s Loan expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. The lenders’ ability to draw on the Shareholder’s Loan is limited to certain circumstances, including termination of the contract.

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

In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a trust. The potential estimated exposure of these obligations is Canadian Dollar (“CAD”) 2.5 million, or $2.3 million, based on exchange rates as of March 31, 2014, commencing in 2017. The Company has a liability of $2.0 million and $2.0 million related to this exposure included in Other Non-Current Liabilities as of March 31, 2014 and December 31, 2013, respectively. To secure this guarantee, the Company purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset equal to the current fair value of those securities included in Other Non-Current Assets as of March 31, 2014 and December 31, 2013, respectively, on its consolidated balance sheets. The Company does not currently operate or manage this facility.

At March 31, 2014, the Company also had eight letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $11.3 million.

In connection with the creation of GEOAmey, the Company and its joint venture partner guarantee the availability of working capital in equal proportion to ensure that GEOAmey can comply with current and future contractual commitments related to the performance of its operations. The Company and the 50% joint venture partner have each extended a £12 million line of credit of which £12.0 million, or $20.0 million, based on exchange rates as of March 31, 2014, was outstanding as of March 31, 2014. The Company’s maximum exposure relative to the joint venture is its note receivable of $20.0 million and future financial support necessary to guarantee performance under the contract.

Except as discussed above, the Company does not have any off balance sheet arrangements.

10. COMMITMENTS, CONTINGENCIES AND OTHER

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

Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing capital projects will be $60.3 million of which $19.6 million was spent through the first quarter of 2014. The Company estimates the remaining capital requirements related to these capital projects will be $40.7 million which will be spent through fiscal year 2014.

Contract Awards

On February 3, 2014, GEO announced that it assumed management of the 985-bed Moore Haven Correctional Facility, the 985-bed Bay Correctional Facility, and the 1,884-bed Graceville Correctional Facility under contracts with the Florida Department of Management Services effective February 1, 2014.

On February 3, 2014, GEO announced that it had increased the contracted capacity at the Company-owned Rio Grande Detention Center in Laredo, Texas from 1,500 to 1,900 beds under a contract with the U.S. Marshals Service.

Idle Facilities

The Company is currently marketing approximately 5,800 vacant beds at five of its idle facilities to potential customers. The carrying values of these idle facilities, which are included in Property and Equipment, Net in the consolidated balance sheets, totaled $181 million as of March 31, 2014, excluding equipment and other assets that can be easily transferred for use at other facilities.

GEO Care Holdings LLC

On February 28, 2014, GEO Care Holdings LLC, the Company’s former wholly owned subsidiary, exercised its right to terminate the Services Agreement and License Agreement with GEO. As a result, in accordance with the agreements, GEO Care Holdings LLC made a lump sum payment to the Company in the amount of $6.5 million which represented all remaining payments that would have been required to be made to GEO under the agreements, discounted to present value using a discount rate of 10%. Pursuant to the termination, the terms under the agreements will remain in effect until June 30, 2015. The amount, which is recorded as deferred revenue and included in other current and non-liabilities in the consolidated balance sheet, will be amortized over the remaining term through June 30, 2015.

11. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the U.S. Corrections & Detention segment; the GEO Community Services segment; the International Services segment; and the Facility Construction & Design segment. The Facility Construction & Design segment did not have any operating activity during the 2014 and 2013 periods presented.The Company’s segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Revenues:
U.S. Corrections & Detention	$266,715	$248,772
GEO Community Services	76,652	73,941
International Services	49,770	54,318

Total revenues	$393,137	$377,031

Operating income:
U.S. Corrections & Detention (1)	$58,810	$54,092
GEO Community Services (1)	15,701	17,405
International Services	2,561	1,802

Operating income from segments	$77,072	$73,299

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Total operating income from segments	$77,072	$73,299
Unallocated amounts:
General and Administrative Expenses	(28,502)	(32,040)
Net Interest Expense	(19,920)	(18,157)

Income before income taxes and equity in earnings of affiliates	$28,650	$23,102

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

The Company has recorded $1.2 million and $1.3 million in earnings, net of tax, for SACS operations during the three months ended March 31, 2014 and March 31, 2013, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of March 31, 2014 and December 31, 2013, the Company’s investment in SACS was $9.2 million and $8.1 million, respectively.

The Company has recorded $0.3 million in earnings and $(0.1) million in losses, net of tax, for GEOAmey’s operations during the three months ended March 31, 2014 and March 31, 2013, respectively, which are included in equity in earnings of affiliates, net of income tax provision, in the accompanying consolidated statements of operations. As of March 31, 2014 and December 31, 2013, the Company’s investment in GEOAmey was $(2.6) million and $(3.0) million, respectively, and represents its share of cumulative reported losses. Losses in excess of the Company’s investment have been recognized as the Company has provided certain loans and guarantees to provide financial support to GEOAmey (Refer to Note 9-Debt.)

12. BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Three Months Ended March 31, 2014	Year Ended December 2013
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$20,032	$19,761
Service cost	204	925
Interest cost	234	829
Actuarial gain	—	(1,229)
Benefits paid	(78)	(254)

Projected benefit obligation, end of period	$20,392	$20,032

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	78	254
Benefits paid	(78)	(254)

Plan assets at fair value, end of period	$—	$—

Unfunded Status of the Plan	$(20,392)	$(20,032)

	Three Months Ended
	March 31, 2014	March 31, 2013
Components of Net Periodic Benefit Cost
Service cost	$204	$231
Interest cost	234	207
Net loss	—	66

Net periodic pension cost	$438	$504

The long-term portion of the pension liability as of March 31, 2014 and December 31, 2013 was $19.6 million and $19.9 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

13. RECENT ACCOUNTING PRONOUNCMENTS

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or group of components of an entity, or a business or nonprofit activity. Under the ASU, only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. This standard will become effective for disposals or activities classified as held for sale that occur within annual periods beginning on or after December 15, 2014. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2014, the FASB issued ASU No. 2014-05, “Service Concession Arrangements,” which specifies that an operating entity should not account for a service concession arrangement that falls within the scope of this update as a lease in accordance with Topic 840. An operating entity should refer to other Topics as applicable to account for various aspects of a service concession arrangement. The amendments also specify that the infrastructure used in a service concession arrangement should not be recognized as property, plant and equipment of the operating entity. A service concession arrangement is defined as an arrangement between a public-sector entity and an operating entity for which the terms provide that the operating entity will operate the public-sector entity’s infrastructure (for example, airports, roads, bridges, tunnels, prisons and hospitals) for a specified period of time. This standard will become effective for annual periods, and interim periods within those annual periods, beginning after December 31, 2014. The Company is in the process of evaluating whether this standard would have a material impact on the Company’s financial position, results of operations or cash flows.

14. SUBSEQUENT EVENTS

Dividend

On April 28, 2014, the Board of Directors declared a quarterly cash dividend of $0.57 per share of common stock, which is to be paid on May 27, 2014 to shareholders of record as of the close of business on May 15, 2014.

Contract Awards

On April 1, 2014, the Company announced that it had signed a contract with with the California Department of Corrections and Rehabilitation for the reactivation of the Company-owned, 260-bed McFarland Female Community Reentry Facility located in McFarland, California.

On April 30, 2014, the Company announced that it had signed an amendment to the existing contract with the City of Adelanto, California for a 640-bed expansion to the Company-owned, 1,300-bed Adelanto Detention Facility.

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of March 31, 2014, the Company’s 6.625% Senior Notes, 5.125% Senior Notes and 5 7/8% Senior Notes were fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”). The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2014
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$134,754	$314,985	$52,331	$(108,933)	$393,137
Operating expenses	107,222	250,680	42,954	(108,933)	291,923
Depreciation and amortization	6,406	16,634	1,102	—	24,142
General and administrative expenses	9,339	15,536	3,627	—	28,502

Operating income (loss)	11,787	32,135	4,648	—	48,570
Interest income	5,536	436	679	(5,919)	732
Interest expense	(11,074)	(13,763)	(1,734)	5,919	(20,652)

Income before income taxes and equity in earnings of affiliates	6,249	18,808	3,593	—	28,650
Income tax provision	—	1,294	844	—	2,138
Equity in earnings of affiliates, net of income tax provision	—	—	1,484	—	1,484

Income before equity in income of consolidated subsidiaries	6,249	17,514	4,233	—	27,996
Income from consolidated subsidiaries, net of income tax provision	21,747	—	—	(21,747)	—

Net income	27,996	17,514	4,233	(21,747)	27,996
Net income attributable to noncontrolling interests	—	—	(6)	—	(6)

Net income attributable to The GEO Group, Inc.	$27,996	$17,514	$4,227	$(21,747)	$27,990

Net income	$27,996	$17,514	$4,233	$(21,747)	$27,996
Other comprehensive income, net of tax	—	19	1,027	—	1,046

Total comprehensive income	$27,996	$17,533	$5,260	$(21,747)	$29,042
Comprehensive loss attributable to noncontrolling interests	—	—	(2)	—	(2)

Comprehensive income attributable to The GEO Group, Inc.	$27,996	$17,533	$5,258	$(21,747)	$29,040

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2013
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$113,491	$312,528	$57,385	$(106,373)	$377,031
Operating expenses	99,409	240,477	47,284	(106,373)	280,797
Depreciation and amortization	5,824	15,881	1,230	—	22,935
General and administrative expenses	9,197	18,192	4,651	—	32,040

Operating income (loss)	(939)	37,978	4,220	—	41,259
Interest income	3,960	550	1,096	(4,422)	1,184
Interest expense	(9,920)	(11,431)	(2,412)	4,422	(19,341)

Income (loss) before income taxes and equity in earnings of affiliates	(6,899)	27,097	2,904	—	23,102
Income tax (benefit) provision	(667)	406	1,142	—	881
Equity in earnings of affiliates, net of income tax provision	—	—	1,217	—	1,217

Income (loss) before equity in income of consolidated subsidiaries	(6,232)	26,691	2,979	—	23,438
Income from consolidated subsidiaries, net of income tax provision	29,670	—	—	(29,670)	—

Net income	23,438	26,691	2,979	(29,670)	23,438
Net income attributable to noncontrolling interests	—	—	(18)	—	(18)

Net income attributable to The GEO Group, Inc.	$23,438	$26,691	$2,961	$(29,670)	$23,420

Net income	$23,438	$26,691	$2,979	$(29,670)	$23,438
Other comprehensive income (loss), net of tax	—	40	(1,220)	—	(1,180)

Total comprehensive income	$23,438	$26,731	$1,759	$(29,670)	$22,258
Comprehensive income attributable to noncontrolling interests	—	—	23	—	23

Comprehensive income attributable to The GEO Group, Inc.	$23,438	$26,731	$1,782	$(29,670)	$22,281

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

	As of March 31, 2014
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$7,498	$3,835	$26,730	$—	$38,063
Restricted cash and investments	—	—	14,094	—	14,094
Accounts receivable, less allowance for doubtful accounts	95,584	160,974	19,206	—	275,764
Current deferred income tax assets	—	19,236	1,700	—	20,936
Prepaid expenses and other current assets	7,169	17,956	15,906	(1,154)	39,877

Total current assets	110,251	202,001	77,636	(1,154)	388,734

Restricted Cash and Investments	185	11,874	7,269	—	19,328
Property and Equipment, Net	687,560	954,677	84,632	—	1,726,869
Direct Finance Lease Receivable	—	—	15,869	—	15,869
Intercompany Receivable	932,983	142,703	(24)	(1,075,662)	—
Non-Current Deferred Income Tax Assets	—	—	4,821	—	4,821
Goodwill	34	493,189	688	—	493,911
Intangible Assets, Net	—	165,925	1,208	—	167,133
Investment in Subsidiaries	928,874	392,972	4	(1,321,850)	—
Other Non-Current Assets	21,813	104,700	37,297	(79,687)	84,123

Total Assets	$2,681,700	$2,468,041	$229,400	$(2,478,353)	$2,900,788

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$7,970	$40,770	$3,657	$—	$52,397
Accrued payroll and related taxes	207	32,540	16,366	—	49,113
Accrued expenses and other	36,088	62,812	18,774	(1,154)	116,520
Current portion of capital lease obligations, long-term debt and non-recourse debt	3,000	1,163	18,364	—	22,527
Current liabilities of discontinued operations	—	—	—	—	—

Total current liabilities	47,265	137,285	57,161	(1,154)	240,557

Non-Current Deferred Income Tax Liabilities	(2,230)	16,902	17	—	14,689
Intercompany Payable	133,555	927,791	14,315	(1,075,661)	—
Other Non-Current Liabilities	5,516	140,148	5,566	(79,780)	71,450
Capital Lease Obligations	—	10,665	—	—	10,665
Long-Term Debt	1,479,788	—	—	—	1,479,788
Non-Recourse Debt	—	—	65,377	—	65,377
Commitments & Contingencies and Other
Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,017,806	1,235,250	86,508	(1,321,758)	1,017,806
Noncontrolling Interests	—	—	456	—	456

Total Shareholders’ Equity	1,017,806	1,235,250	86,964	(1,321,758)	1,018,262

Total Liabilities and Shareholders’ Equity	$2,681,700	$2,468,041	$229,400	$(2,478,353)	$2,900,788

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

	As of December 31, 2013
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$30,730	$985	$20,410	$—	$52,125
Restricted cash and investments	—	—	11,518	—	11,518
Accounts receivable, less allowance for doubtful accounts	84,087	149,239	17,204	—	250,530
Current deferred income tax assets	—	19,236	1,700	—	20,936
Prepaid expenses and other current assets	17,834	21,032	11,524	(1,154)	49,236

Total current assets	132,651	190,492	62,356	(1,154)	384,345

Restricted Cash and Investments	167	11,158	7,024	—	18,349
Property and Equipment, Net	686,005	956,724	85,069	—	1,727,798
Direct Finance Lease Receivable	—	—	16,944	—	16,944
Intercompany Receivable	947,916	123,237	—	(1,071,153)	—
Non-Current Deferred Income Tax Assets	—	—	4,821	—	4,821
Goodwill	34	489,501	661	—	490,196
Intangible Assets, Net	—	162,160	1,240	—	163,400
Investment in Subsidiaries	898,333	421,218	—	(1,319,551)	—
Other Non-Current Assets	23,346	104,241	35,615	(79,691)	83,511

Total Assets	$2,688,452	$2,458,731	$213,730	$(2,471,549)	$2,889,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$29,866	$13,895	$3,525	$—	$47,286
Accrued payroll and related taxes	207	23,470	15,049	—	38,726
Accrued expenses and other	26,963	74,645	14,496	(1,154)	114,950
Current portion of capital lease obligations, long-term debt and non-recourse debt	3,000	1,185	17,978	—	22,163

Total current liabilities	60,036	113,195	51,048	(1,154)	223,125

Non-Current Deferred Income Tax Liabilities	(120)	14,792	17	—	14,689
Intercompany Payable	114,208	942,666	14,279	(1,071,153)	—
Other Non-Current Liabilities	5,270	138,743	639	(79,691)	64,961
Capital Lease Obligations	—	10,924	—	—	10,924
Long-Term Debt	1,485,536	—	—	—	1,485,536
Non-Recourse Debt	—	—	66,153	—	66,153
Commitments & Contingencies and Other
Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,023,522	1,238,411	81,140	(1,319,551)	1,023,522
Noncontrolling Interests	—	—	454	—	454

Total Shareholders’ Equity	1,023,522	1,238,411	81,594	(1,319,551)	1,023,976

Total Liabilities and Shareholders’ Equity	$2,688,452	$2,458,731	$213,730	$(2,471,549)	$2,889,364

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2014
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$28,511	$25,116	$9,525	$63,152

Cash Flow from Investing Activities:
Acquisition of Protocol, cash consideration	—	(13,000)	—	(13,000)
Proceeds from sale of property and equipment	—	165	—	165
Change in restricted cash and investments	(185)	(549)	(2,539)	(3,273)
Capital expenditures	(8,586)	(8,642)	(303)	(17,531)

Net cash used in investing activities	(8,771)	(22,026)	(2,842)	(33,639)

Cash Flow from Financing Activities:
Proceeds from long-term debt	103,000	—	—	103,000
Payments on long-term debt	(108,750)	(240)	(1,403)	(110,393)
Proceeds from reissuance of treasury stock in connection with ESPP	84	—	—	84
Tax benefit related to equity compensation	558	—	—	558
Proceeds from stock options exercised	3,275	—	—	3,275
Cash dividends paid	(41,139)	—	—	(41,139)

Net cash used in financing activities	(42,972)	(240)	(1,403)	(44,615)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	1,040	1,040

Net Increase (Decrease) in Cash and Cash Equivalents	(23,232)	2,850	6,320	(14,062)
Cash and Cash Equivalents, beginning of period	30,730	985	20,410	52,125

Cash and Cash Equivalents, end of period	$7,498	$3,835	$26,730	$38,063

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2013
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	8,032	26,708	10,697	45,437

Cash Flow from Investing Activities:
Acquisition of BI and Cornell, cash consideration, net of cash acquired	—	—	—	—
Proceeds from sale of property and equipment	—	4	—	4
Proceeds from sale of assets held for sale	—	1,602	—	1,602
Change in restricted cash and investments	(124)	(1,145)	3,599	2,330
Capital expenditures	(1,414)	(9,624)	(364)	(11,402)

Cash (used in) provided by investing activities—continuing operations	(1,538)	(9,163)	3,235	(7,466)
Cash used in investing activities—discontinued operations	—	—	—	—

Net cash (used in) provided by investing activities	(1,538)	(9,163)	3,235	(7,466)

Cash Flow from Financing Activities:
Proceeds from long-term debt	410,000	—	—	410,000
Payments on long-term debt	(351,153)	(377)	(6,908)	(358,438)
Proceeds from reissuance of treasury stock in connection with ESPP	66	—	—	66
Debt issuance costs	(5,650)	—	—	(5,650)
Tax benefit related to equity compensation	1,127	—	—	1,127
Proceeds from stock options exercised	3,049	—	—	3,049
Cash dividends paid	(35,711)	—	—	(35,711)

Net cash provided by (used in) financing activities	21,728	(377)	(6,908)	14,443

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(445)	(445)

Net Increase in Cash and Cash Equivalents	28,222	17,168	6,579	51,969
Cash and Cash Equivalents, beginning of period	4,764	1,917	25,074	31,755

Cash and Cash Equivalents, end of period	$32,986	$19,085	$31,653	$83,724

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	our ability to remain qualified for taxation as a real estate investment trust, or REIT;

•	our ability to fulfill our debt service obligations and its impact on our liquidity;

•	our ability to activate the inactive beds at our idle facilities;

•	our ability to maintain occupancy rates at our facilities;

•	an increase in unreimbursed labor rates;

•	our ability to expand, diversify and grow our correctional, detention, re-entry, community-based services, youth services, monitoring services, evidence-based supervision and treatment programs and secure transportation services businesses;

•	our ability to win management contracts for which we have submitted proposals, retain existing management contracts and meet any performance standards required by such management contracts;

•	our ability to control operating costs associated with contract start-ups;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to estimate the government’s level of dependency on privatized correctional services;

•	our ability to accurately project the size and growth of the U.S. and international privatized corrections industry and our ability to capitalize on opportunities for public-private partnerships;

•	our ability to successfully respond to delays encountered by states privatizing correctional services and cost savings initiatives implemented by a number of states;

•	our ability to develop long-term earnings visibility;

•	our ability to identify suitable acquisitions, and to successfully complete and integrate such acquisitions on satisfactory terms, and estimate the synergies to be achieved as a result of such acquisitions;

•	our exposure to the impairment of goodwill and other intangible assets as a result of our acquisitions;

•	our ability to successfully conduct our operations in the United Kingdom and South Africa through joint ventures;

•	our ability to obtain future financing on satisfactory terms or at all, including our ability to secure the funding we need to complete ongoing capital projects;

•	our exposure to political and economic instability and other risks impacting our international operations;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, Canada, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;

•	our exposure to risks impacting our information systems, including those that may cause an interruption, delay or failure in the provision of our services;

•	our exposure to rising general insurance costs;

•	our exposure to state, federal and foreign income tax law changes, including changes to the REIT provisions and our exposure as a result of federal and international examinations of our tax returns or tax positions;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising employee and inmate medical costs;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us and continue to operate under our existing agreements and/or renew our existing agreements;

•	our ability to pay quarterly dividends consistent with our requirements as a REIT, and expectations as to timing and amounts;

•	our ability to comply with government regulations and applicable contractual requirements;

•	our ability to acquire, protect or maintain our intellectual property;

•	the risk that future sales of shares of our common stock could adversely affect the market price of our common stock and may be dilutive; and

•	other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Current Reports on Form 8-K filed with the SEC.

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q.

Introduction

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described above under “Forward Looking Information”, those described below under “Part II—Item 1A. Risk Factors” and under “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

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

As of March 31, 2014, our worldwide operations included the management and/or ownership of approximately 77,000 beds at 98 correctional, detention and re-entry facilities, including idle facilities and projects under development and also included the provision of monitoring of more than 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

We provide a diversified scope of services on behalf of our government clients:

•	our correctional and detention management services involve the provision of security, administrative, rehabilitation, education and food services, primarily at adult male correctional and detention facilities;

•	our community-based services involve supervision of adult parolees and probationers and the provision of temporary housing, programming, employment assistance and other services with the intention of the successful reintegration of residents into the community;

•	our youth services include residential, detention and shelter care and community-based services along with rehabilitative and educational programs;

•	our monitoring services provide our governmental clients with innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants; including services provided under the Intensive Supervision Appearance Program, which we refer to as ISAP, to ICE for the provision of services designed to improve the participation of non-detained aliens in the immigration court system;

•	we develop new facilities using our project development experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency;

•	we provide secure transportation services for offender and detainee populations as contracted domestically and internationally—our joint venture GEOAmey is responsible for providing prisoner escort and custody services in theUnited Kingdom, including all of Wales and England except London and The East of England; and

•	our services are provided at facilities which we either own, lease or are owned by our customers

For the three months ended March 31, 2014 and March 31, 2013, we had consolidated revenues of $393.1 million and $377.0 million, respectively, and we maintained an average company wide facility occupancy rate of 95.5% including 71,239 active beds and excluding 5,756 beds marketed to potential customers for the three months ended March 31, 2014, and 95.3% including 66,338 active beds and excluding 6,056 idle beds marketed to potential customers for the three months ended March 31, 2013.

As a REIT, we are required to distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain) and we began paying regular distributions in 2013. The amount, timing and frequency of future dividends, however, will be at the sole discretion of our Board and will be declared based upon various factors, many of which are beyond our control, including, our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board may deem relevant.

During the three months ended March 31, 2014 and the year ended December 31, 2013, respectively, we declared and paid the following regular cash distributions to our stockholders as follows:

Declaration Date	Payment Due	Record Date	Distribution Per Share	Aggregate Payment Amount (in millions)
January 17, 2013	March 1, 2013	February 15, 2013	$0.50	$35.7
May 7, 2013	June 3, 2013	May 20, 2013	$0.50	$35.8
July 30, 2013	August 29, 2013	August 19, 2013	$0.50	$36.1
November 1, 2013	November 26, 2013	November 14, 2013	$0.55	$39.6
February 18, 2014	March 14, 2014	March 3, 2014	$0.57	$41.1

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on March 3, 2014, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the fiscal year ended December 31, 2013.

Fiscal 2014 Developments

Contract Awards

We are currently marketing approximately 5,800 vacant beds at five of our idle facilities to potential customers. The carrying values of these idle facilities totaled $181 million as of March 31, 2014, excluding equipment and other assets that can be easily transferred for use at other facilities.

On February 3, 2014, we announced that we assumed management of the 985-bed Moore Haven Correctional Facility, the 985-bed Bay Correctional Facility, and the 1,884-bed Graceville Correctional Facility under contracts with the Florida Department of Management Services effective February 1, 2014. The facilities are expected to generate approximately $56 million in combined annualized revenues at full occupancy.

On February 3, 2014, we announced that we had increased the contracted capacity at the Company-owned Rio Grande Detention Center in Laredo, Texas from 1,500 to 1,900 beds under a contract with the U.S. Marshals Service. The 1,900-bed center is expected to generate approximately $38 million in total annualized revenues. at full capacity.

On April 1, 2014, the Company announced that it had signed a contract with the California Department of Corrections and Rehabilitation for the reactivation of the Company-owned, 260-bed McFarland Female Community Reentry Facility located in McFarland, California. The facility is expected to generate approximately $9 million in annualized revenues.

On April 30, 2014, the Company announced that it had signed an amendment to the existing contract with the City of Adelanto, California for a 640-bed expansion to the Company-owned, 1,300-bed Adelanto Detention Facility. The facility is expected to generate approximately $21 million in additional annualized revenues.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2014, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of the Quarter Ended March 31, 2014 and the Quarter Ended March 31, 2013

Revenues

	2014	% of Revenue	2013	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$266,715	67.8%	$248,772	66.0%	$17,943	7.2%
GEO Community Services	76,652	19.5%	73,941	19.6%	2,711	3.7%
International Services	49,770	12.7%	54,318	14.4%	(4,548)	(8.4)%

Total	$393,137	100.0%	$377,031	100.0%	$16,106	4.3%

U.S. Corrections & Detention

Revenues increased in the Quarter Ended March 31, 2014 compared to the Quarter Ended March 31, 2013 primarily due to aggregate increases of $16.1 million resulting from: (i) the activation and intake of inmates at the Central Valley and Desert View correctional facilities in the fourth quarter of 2013; and (ii) our assumption of the management of the Moore Haven, Bay and Graceville correctional facilities in the first quarter of 2014. We also experienced aggregate increases in revenues of $8.9 million at certain of our facilities primarily due to net increases in population, transportation services and/or rates, including the increased revenues due to our purchase of the previously managed-only 1,287-bed Joe Corley Detention Center in June 2013 and our expansion of the Company-owned Rio Grande Detention Center from 1,500 beds to 1,900 beds in the first quarter of 2013. These increases were partially offset by an aggregate decrease of $7.0 million primarily due to contract terminations in 2013.

The number of compensated mandays in U.S. Corrections & Detention facilities was approximately 4.5 million in the Quarter Ended March 31, 2014 and 4.2 million in the Quarter Ended March 31, 2013. We experienced an aggregate net increase of approximately 330,000 mandays as a result of our new contracts discussed above and also as a result of increases in population at certain facilities. These increases were partially offset by decreases resulting from lower populations at certain facilities. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Corrections & Detention facilities was 96.1% and 96.0% of capacity in the Quarter Ended March 31, 2014 and the Quarter Ended March 31, 2013 respectively, excluding idle facilities.

GEO Community Services

The increase in revenues for GEO Community Services in the Quarter Ended March 31, 2014 compared to the Quarter Ended March 31, 2013 is primarily attributable to net increases of $3.1 million due to new electronic monitoring contracts at BI and BI’s acquisition of Protocol in the first quarter of 2014. In addition, we experienced a net increase of $0.6 million primarily due to new programs and program growth at our community based and re-entry centers. These increases were partially offset by decreases in revenues of $1.0 million related to contract terminations and census declines at certain facilities.

International Services

The decrease in revenues for International Services in the Quarter Ended March 31, 2014 compared to the Quarter Ended March 31, 2013 is primarily due to the result of foreign exchange rate fluctuations of $(6.2) million. This decrease was partially offset by an aggregate net increase of $1.7 million primarily attributable to our Australian subsidiary related to population increases, contractual increases linked to the inflationary index and the provision of additional services under certain contracts.

Operating Expenses

	2014	% of Segment Revenues	2013	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$191,777	71.9%	$179,583	72.2%	$12,194	6.8%
GEO Community Services	53,596	69.9%	49,333	66.7%	4,263	8.6%
International Services	46,550	93.5%	51,881	95.5%	(5,331)	(10.3)%

Total	$291,923	74.3%	$280,797	74.5%	$11,126	4.0%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and community based facilities.

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention reflects the following: (i) an increase of $12.6 million due to the activation and intake of inmates at the Central Valley and Desert View correctional facilities in the fourth quarter of 2013; and (ii) our assumption of the management of the Moore Haven, Bay and Graceville correctional facilities in the first quarter of 2014. In addition, we experienced increases of $4.0 million at certain of our facilities primarily attributable to net population increases, increased transportation services, including our expansion of the Company-owned Rio Grande Detention Center from 1,500 beds to 1,900 beds in the first quarter of 2014, and the variable costs associated with those increases. These increases were partially offset by a decrease of $4.7 million due to contract terminations.

GEO Community Services

Operating expenses for GEO Community Services increased by $4.3 million during the Quarter Ended March 31, 2014 from the Quarter Ended March 31, 2013 primarily due to net increases of $5.0 million due to the following: (i) variable costs associated with increases in electronic monitoring contracts at BI; (ii) new programs and program growth at our community based and re-entry centers; and (iii) BI’s acquisition of Protocol in late February 2014. These increases were partially offset by decreases that resulted from contract terminations and census declines of $0.7 million. In addition, operating costs as a percentage of revenue have increased primarily due to revenue decreases at certain of our youth facilities related to census declines without a corresponding reduction in certain fixed overhead costs at these facilities.

International Services

Operating expenses for our International Services segment during the Quarter Ended March 31, 2014 decreased $5.3 million over the Quarter Ended March 31, 2013 which was primarily attributable to the impact of foreign currency exchange rate fluctuations of $(5.8) million. In addition, there was a net decrease of $2.0 million primarily related to cost cutting measures implemented to reduce our overhead costs in the United Kingdom. These decreases were partially offset by a net increase of $2.4 million primarily attributable to our Australian subsidiary due to net population increases and contractual increases in labor.

Depreciation and Amortization

	2014	% of Segment Revenue	2013	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$16,128	6.0%	$15,097	6.1%	$1,031	6.8%
GEO Community Services	7,355	9.6%	7,203	9.7%	152	2.1%
International Services	659	1.3%	635	1.2%	24	3.8%

Total	$24,142	6.1%	$22,935	6.1%	$1,207	5.3%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense increased slightly in the Quarter Ended March 31, 2014 compared to the Quarter Ended March 31, 2013 primarily due to renovations made at our Broward Transition Center which were completed in September 2013 and also our purchase of the 1,287-bed Joe Corley Detention Center in June 2013.

GEO Community Services

GEO Community Services depreciation and amortization expense increased by $0.2 million in the Quarter Ended March 31, 2014 compared to the Quarter Ended March 31, 2013. The increase is primarily due to an increase in monitoring and other equipment at BI in 2013 and 2014.

International Services

Depreciation and amortization expense was fairly consistent in the Quarter Ended March 31, 2014 compared to the Quarter Ended March 31, 2013 as there were not significant additions during 2013 or 2014 at our international subsidiaries.

Other Unallocated Operating Expenses

	2014	% of Revenue	2013	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$28,502	7.2%	$32,040	8.5%	$(3,538)	(11.0)%

General and administrative expenses comprise substantially all of our other unallocated operating expenses primarily including corporate management salaries and benefits, professional fees and other administrative expenses. The decrease in general and administrative expenses in the Quarter Ended March 31, 2014 compared to the Quarter Ended March 31, 2013 was primarily attributable to nonrecurring professional fees incurred in the Quarter Ended March 31, 2013 associated with our conversion to a REIT.

Non Operating Expenses

Interest Income and Interest Expense

	2014	% of Revenue	2013	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$732	0.2%	$1,184	0.3%	$(452)	(38.2)%
Interest Expense	$20,652	5.3%	$19,341	5.1%	$1,311	6.8%

The majority of our interest income generated in the Quarter Ended March 31, 2014 and the Quarter Ended March 31, 2013 is from the cash balances at our foreign subsidiaries. Interest income decreased in the Quarter Ended March 31, 2014 primarily due to lower cash balances at our foreign subsidiaries.

Interest expense during the Quarter Ended March 31, 2014 increased by $1.3 million compared to the Quarter Ended March 31, 2013. The increase is primarily due to higher outstanding debt balances during the Quarter Ended March 31, 2014 compared to the Quarter Ended March 31, 2013. At March 31, 2014, our outstanding debt was $1.6 billion compared to $1.4 billion at March 31, 2013. Contributing to the increase was debt incurred for the purchase of the Joe Corley Detention Center in June 2013. Refer to Note 9—Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Income Tax Provision

	2014	Effective Rate	2013	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$2,138	7.5%	$881	3.8%	$1,257	142.7%

The provision for income taxes during the Quarter Ended March 31, 2014 increased by $1.3 million compared to the Quarter Ended March 31, 2013 and the effective tax rate increased from 3.8% to 7.5%. The increase is primarily attributable to certain one-time discrete items in the Quarter Ended March 31, 2013 which did not recur in the Quarter Ended March 31, 2014. The retroactive reinstatement in January 2013 of the Work-Opportunity-Tax-Credit legislation for all of 2012 favorably impacted our tax expense in the Quarter Ended March 31, 2013. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. The Company’s wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be approximately 8% exclusive of any non-recurring items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2014	% of Revenue	2013	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$1,484	0.4%	$1,217	0.3%	$267	21.9%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings of SACS and GEOAmey, respectively. Overall, we experienced an increase in equity in earnings of affiliates during the Quarter Ended March 31, 2014 compared to the Quarter Ended March 31, 2013, which is primarily due to increased performance from the operations of GEOAmey during the Quarter Ended March 31, 2014 compared to the Quarter Ended March 31, 2013.

Financial Condition

Capital Requirements

Our current cash requirements consist of amounts needed for working capital, distributions of our REIT taxable income in order to maintain our REIT qualification, debt service, supply purchases, investments in joint ventures, and capital expenditures related to either the development of new correctional, detention and re-entry facilities, or the maintenance of existing facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. In connection with GEOAmey, our joint venture in the United Kingdom, we and our joint venture partner have each provided a line of credit of £12 million, or $20.0 million, based on exchange rates as of March 31, 2014, for GEOAmey’s operations. As of March 31, 2014, $20.0 million was outstanding.

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing capital projects will be $60.3 million of which $19.6 million was spent through the first quarter of 2014. We estimate that the remaining capital requirements related to these capital projects will be $40.7 million which will be spent through fiscal year 2014. Capital expenditures related to facility maintenance costs are expected to be approximately $22 million in 2014.

Liquidity and Capital Resources

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

As of March 31, 2014, we had $297.8 million in aggregate borrowings outstanding, net of discount, under the Term Loan and $335.0 million in borrowings under the Revolver, and approximately $61.0 million in letters of credit which left $304.0 million in additional borrowing capacity under the Revolver. Refer to Note 9—Debt of Notes to Unaudited Consolidated Financial Statements for further discussion.

On October 3, 2013, we completed an offering of $250.0 million aggregate principal amount of 5 7⁄8% Senior Notes. The 5 7⁄8% Senior Notes will mature on January 15, 2022 and have a coupon rate and yield to maturity of 5 7⁄8%. Interest is payable semi-annually on January 15 and July 15 each year, which commenced on January 15, 2014. The proceeds received from the 5 7⁄8% Senior Notes were used, together with cash on hand, to fund the repurchase, redemption or other discharge of our 7 3/4% Senior Notes and to pay related transaction fees and expenses. Refer to Note 9—Debt of Notes to Unaudited Consolidated Financial Statements for further discussion.

On March 19, 2013, we completed an offering of $300.0 million aggregate principal amount of 5.125% Senior Notes. The 5.125% Senior Notes will mature on April 1, 2023 and have a coupon rate and yield to maturity of 5.125%. Interest is payable semi-annually on April 1 and October 1 each year, which commenced on October 1, 2013. A portion of the proceeds received from the 5.125% Senior Notes were used on the date of the financing to repay the prior revolver credit draws outstanding under the prior senior credit facility. Refer to Note 9—Debt of Notes to Unaudited Consolidated Financial Statements for further discussion.

In February 2011, we completed an offering of $300.0 million in aggregate principal amount of our 6.625% Senior Notes. Interest on the 6.625% Senior Notes accrues at the stated rate. We pay interest semi-annually in arrears on February 15 and August 15. On or after February 15, 2016, we may, at our option, redeem all or part of the 6.625% Senior Notes at the redemption prices set forth in the indenture governing the 6.625% Senior Notes.

In addition to the debt outstanding under the Senior Credit Facility, the 6.625% Senior Notes, the 5.125% Senior Notes and the 5 7/8% Senior Notes discussed above, we also have significant debt obligations which, although these obligations are non-recourse to us, require cash expenditures for debt service. Our significant debt obligations could have material consequences. See “Risk Factors-Risks Related to Our High Level of Indebtedness” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. We are exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. We also have guaranteed certain obligations for our South African joint venture and other of our international subsidiaries. These non-recourse obligations, commitments and contingencies and guarantees are further discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

On May 8, 2013, we filed with the Securities and Exchange Commission a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $100 million through sales agents. Sales of shares of our common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no sales of shares of our common stock under the prospectus supplement during the three months ended March 31, 2014.

As a REIT, we are subject to a number of organizational and operational requirements, including a requirement that we annually distribute to our shareholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for dividends paid and by excluding any net capital gain). Generally, we expect to distribute all or substantially all of our REIT taxable income so as not to be subject to the income or excise tax on undistributed REIT taxable income. The amount, timing and frequency of distributions will be at the sole discretion of our Board of Directors and will be based upon various factors.

We plan to fund all of our capital needs, including distributions of our REIT taxable income in order to maintain our REIT qualification, and capital expenditures, from cash on hand, cash from operations, borrowings under our Credit Facility and any other financings which our management and Board of Directors, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under the $700.0 million Revolver. Our management believes that cash on hand, cash flows from operations and availability under our Senior Credit Facility will be adequate to support our capital requirements for 2014 as disclosed under “Capital Requirements” above.

Executive Retirement Agreement

We have a non-qualified deferred compensation agreement with our Chief Executive Officer (“CEO”). The current agreement, as amended, provides for a lump sum payment upon retirement, no sooner than age 55. As of January 1, 2013, our CEO had reached age 55 and was eligible to receive the payment upon retirement. If our CEO had retired as of March 31, 2014, we would have had to pay him $7.1 million. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity.

Cash Flow

Cash and cash equivalents as of March 31, 2014 was $38.1 million, compared to $52.1 million as of December 31, 2013.

Operating Activities

Cash provided by operating activities amounted to $63.2 million in the Quarter Ended March 31, 2014 versus cash provided by operating activities of $45.4 million in the First Quarter 2013. Cash provided by operating activities during the Quarter Ended March 31, 2014 was positively impacted by increases in net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, and stock-based compensation expense. Increases in equity in earnings of affiliates negatively impacted cash. Accounts receivable, prepaid expenses and other assets increased by $7.2 million, representing a negative impact on cash. The increase was primarily driven by the timing of billings and collections. Accounts payable, accrued expenses and other liabilities increased by $15.8 million which positively impacted cash. The increase was primarily due to a prepayment from GEO Care LLC of $6.5 million in connection with the termination of the services and license agreement as well as the timing of payments.

Cash provided by operating activities in the Quarter Ended March 31, 2013 was positively impacted by increases in net income attributable to GEO, non-cash expenses such as depreciation and amortization and stock-based compensation expense. These positive impacts were offset by increases in equity in earnings of affiliates, net of tax and and an increase in accounts receivable, prepaid expenses and other assets. Accounts receivable, prepaid expenses and other assets increased in total by a net $6.6 million, representing a negative impact on cash. The increase was primarily driven by increases in accounts receivable of approximately $8.3 million related to increased operations at several new facilities and/or contracts which were activated during 2012. The increase in accounts receivable, prepaid expenses and other assets was partially offset by a $1.0 million dividend received from our unconsolidated joint venture in Australia as well as the timing of payments on accounts receivable. Accounts payable, accrued expenses and other liabilities increased by $4.7 million and represented a source of cash. The increase was primarily driven by increased operations at several new facilities and/or contracts which were activated during 2012 as well as the timing of payments.

Investing Activities

Cash used in investing activities of $33.6 million during the Quarter Ended March 31, 2014 was primarily the result of capital expenditures of $17.5 million and cash paid for a business acquisition in the amount of $13 million. Cash used in investing activities during the Quarter Ended March 31, 2013 of $7.5 million was primarily the result of capital expenditures of $11.4 million.

Financing Activities

Cash used in financing activities during the Quarter Ended March 31, 2014 amounted to $44.6 million compared to cash provided by financing activities of $14.4 million during the Quarter Ended March 31, 2013. Cash used by financing activities during the Quarter Ended March 31, 2014 reflects proceeds from long term debt of $103.0 million under our Revolver and proceeds from the exercise of stock options of $3.3 million. These increases were offset by payments of $110.4 million on indebtedness and dividends paid of $41.1 million. Cash provided by financing activities in the Quarter Ended March 31, 2013 reflects proceeds from long term debt of $410.0 million, including $300 million from the 5.125% Senior Notes as well as $110 million of borrowings under our Revolver, and proceeds from the exercise of stock options of $3.0 million. These increases were offset by payments of $358.4 million on indebtedness, dividends paid of $35.7 million and debt issuance costs of $5.7 million.

Outlook

The following discussion contains statements that are not historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statements. Please refer to “Part I—Item 1A. Risk Factors” and the “Forward Looking Statements—Safe Harbor”

sections in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as well as the “Forward-Looking Statements—Safe Harbor” section and other disclosures contained in this Form 10-Q for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.

Revenue

Domestically, we continue to pursue a number of opportunities for corrections and detention facilities. Continued need for corrections facilities in various states and the need for bed space at federal prisons and detention facilities are two of the factors that have contributed to these opportunities. At the state level, we recently signed a contract with the California Department of Corrections for the reactivation of the Company-owned, 260-bed McFarland Community Reentry Facility which will house female inmates and will provide enhanced rehabilitation and recidivism reduction programs. Under the contract, the facility can be expanded by 260 beds at the Department’s option within 12 months. Additionally, we recently reactivated the Company-owned, 700-bed Central Valley Modified Community Correctional Facility and the Company-owned, 700-bed Desert View Modified Community Correctional Facility. We also executed a new contract for the continued housing of California inmates at the Company-owned Golden State Modified Community Correctional Facility, which increased the facility’s contract capacity from 600 to 700 beds. In Florida, we assumed management of 3,854 contract prison beds which were previously managed by a different private operator. Effective February 1, 2014, we assumed operation of the 1,884-bed Graceville Correctional Facility, the 985-bed Moore Haven Correctional Facility, and the 985-bed Bay Correctional Facility. At the federal level, we recently expanded the contract capacity at the Company-owned Rio Grande Detention Center from 1,500 to 1,900 beds for use by the U.S. Marshals and ICE. We also recently signed a contract with ICE for the development and management of a new 400-bed immigration transfer center in Alexandria, Louisiana. We continue to be encouraged by opportunities as discussed above; however any positive trends may, to some extent, be adversely impacted by government budgetary constraints in the future. While more than two-thirds of legislative fiscal directors described their state fiscal situation as stable, still seventeen states reported that at least one major category of spending was significantly over budget for fiscal year 2014 and of those, ten states indicated that their corrections budgets were overspent in the first four months of fiscal year 2014, according to a survey conducted in the Fall of 2013 by the National Conference of State Legislatures. As a result of budgetary pressures, state correctional agencies may pursue a number of cost savings initiatives which may include reductions in per diem rates and/or the scope of services provided by private operators. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Additionally, if state budgetary constraints, as discussed above, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations, contract non-renewals, and/or contract re-bids. Although we have historically had a relatively high contract renewal rate, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.

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

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related cost represented 57.5% of our operating expenses in the Quarter Ended March 31, 2014. Additional significant operating expenses include food, utilities and inmate medical costs. In the Quarter Ended March 31, 2014, operating expenses totaled 74.3% of our consolidated revenues. Our operating expenses as a percentage of revenue in 2014 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2014, we will incur carrying costs for facilities that are currently vacant. As of March 31, 2014, our worldwide operations include the management and/or ownership of approximately 77,000 beds at 98 correctional, detention, re-entry, youth services and community-based facilities including idle facilities, and also include the provision of monitoring of approximately 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. In the First Quarter 2014, general and administrative expenses totaled 7.2% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenue in 2014 to decrease as a result of cost savings initiatives and decreases in nonrecurring costs related to our REIT conversion. We expect business development costs to remain consistent or increase slightly as we pursue additional business development opportunities in all of our business lines. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

Idle Facilities

We are currently marketing approximately 5,800 vacant beds at five of our idle facilities to potential customers. The annual carrying cost of idle facilities in 2014 is estimated to be $21.2 million, including depreciation expense of $5.5 million. As of March 31, 2014 these facilities had a net book value of $181.0 million. We currently do not have any firm commitment or agreement in place to activate these facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. Currently, our North Lake Correctional Facility located in Baldwin, Michigan and our Great Plains Correctional Facility located in Hinton, Oklahoma have been idle the longest of our idle facility inventory. These idle facilities are included in the U.S. Corrections & Detention segment. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if all of these idle facilities were to be activated using our U.S. Corrections & Detention average per diem rate in 2014, (calculated as the U.S. Corrections & Detention revenue divided by the number of U.S. Corrections & Detention mandays) and based on the average occupancy rate in our U.S. Corrections & Detention facilities for 2014, we would expect to receive incremental annualized revenue of approximately $125 million and an annualized increase in earnings per share of approximately $0.35 to $0.40 per share based on our average U.S. Corrections and Detention operating margin.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Senior Credit Facility of $632.8 million and $61.0 million in outstanding letters of credit, as of March 31, 2014, for every one percent increase in the average interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by $6.3 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, the Australian dollar, the Canadian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at March 31, 2014, every 10 percent change in historical currency rates would have approximately a $4.9 million effect on our financial position and approximately a $0.3 million impact on our results of operations during the Quarter Ended March 31, 2014.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information required herein is incorporated by reference from Note 10—Commitments, Contingencies and Other Tax Matters in the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS.

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013 includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

(A) Exhibits

10.1	First Amendment to Second Amended and Restated Senior Officer Employment Agreement, dated February 28, 2014, by and between The GEO Group, Inc. and Jorge A. Dominicis(1)

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 6, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date: May 6, 2014	/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer
(duly authorized officer and principal financial officer)