Form 10-Q
period 2014-06-30
GEO GROUP INC
filed 2014-08-08
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 6, 2014, the registrant had 72,638,024 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2014 AND 2013

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues	$412,843	$381,653	$805,980	$758,684
Operating expenses	300,058	279,246	591,981	560,043
Depreciation and amortization	23,748	23,657	47,890	46,592
General and administrative expenses	28,148	27,363	56,650	59,403

Operating income	60,889	51,387	109,459	92,646
Interest income	824	1,165	1,556	2,349
Interest expense	(20,602)	(21,103)	(41,254)	(40,444)
Loss on extinguishment of debt	—	(5,527)	—	(5,527)

Income before income taxes and equity in earnings of affiliates	41,111	25,922	69,761	49,024
Provision for (benefit from) income taxes	3,387	(7,268)	5,525	(6,387)
Equity in earnings of affiliates, net of income tax provision of $654, $417, $1,203 and $894, respectively	1,174	1,029	2,658	2,246

Net income	38,898	34,219	66,894	57,657
Net income attributable to noncontrolling interests	—	(12)	(6)	(30)

Net income attributable to The GEO Group, Inc.	$38,898	$34,207	$66,888	$57,627

Weighted-average common shares outstanding:
Basic	71,749	71,083	71,599	70,967
Diluted	71,994	71,607	71,875	71,510
Income per common share attributable to The GEO Group, Inc.:
Basic:
Income per common share attributable to The GEO Group, Inc. - basic	$0.54	$0.48	$0.93	$0.81

Diluted:
Income per common share attributable to The GEO Group, Inc. - diluted	$0.54	$0.48	$0.93	$0.81

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2014 AND 2013

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income	$38,898	$34,219	$66,894	$57,657
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	628	(5,328)	1,624	(6,661)
Pension liability adjustment, net of tax benefit of $12, $25, $25 and $51, respectively	20	40	39	81
Unrealized gain (loss) on derivative instrument classified as cash flow hedge, net of tax provision of $3, $16, $9 and $77, respectively	(7)	28	20	140

Total other comprehensive income (loss), net of tax	641	(5,260)	1,683	(6,440)

Total comprehensive income	39,539	28,959	68,577	51,217

Comprehensive loss attributable to noncontrolling interests	5	19	2	42

Comprehensive income attributable to The GEO Group, Inc.	$39,544	$28,978	$68,579	$51,259

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2014 AND DECEMBER 31, 2013

(In thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$37,360	$52,125
Restricted cash and investments	14,448	11,518
Accounts receivable, less allowance for doubtful accounts of $3,196 and $2,549, respectively	270,965	250,530
Current deferred income tax assets	20,936	20,936
Prepaid expenses and other current assets	39,998	49,236

Total current assets	383,707	384,345

Restricted Cash and Investments	24,780	18,349
Property and Equipment, Net	1,737,357	1,727,798
Direct Finance Lease Receivable	14,361	16,944
Non-Current Deferred Income Tax Assets	4,821	4,821
Goodwill	494,095	490,196
Intangible Assets, Net	162,991	163,400
Other Non-Current Assets	83,271	83,511

Total Assets	$2,905,383	$2,889,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$56,467	$47,286
Accrued payroll and related taxes	39,807	38,726
Accrued expenses and other	127,839	114,950
Current portion of capital lease obligations, long-term debt and non-recourse debt	22,837	22,163

Total current liabilities	246,950	223,125

Non-Current Deferred Income Tax Liabilities	14,689	14,689
Other Non-Current Liabilities	70,342	64,961
Capital Lease Obligations	10,401	10,924
Long-Term Debt	1,479,027	1,485,536
Non-Recourse Debt	63,894	66,153
Commitments, Contingencies and Other (Note 10)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 125,000,000 and 90,000,000 shares authorized, 72,633,106 and 86,662,676 issued and 72,633,106 and 72,082,071 outstanding, respectively	726	866
Additional paid-in capital	804,762	848,018
Earnings in excess of distributions	216,878	232,646
Accumulated other comprehensive loss	(2,742)	(4,429)
Treasury stock, 0 and 14,580,605 shares, at cost, respectively	—	(53,579)

Total shareholders’ equity attributable to The GEO Group, Inc.	1,019,624	1,023,522
Noncontrolling interests	456	454

Total shareholders’ equity	1,020,080	1,023,976

Total Liabilities and Shareholders’ Equity	$2,905,383	$2,889,364

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE SIX MONTHS ENDED

JUNE 30, 2014 AND 2013

(In thousands)

	Six Months Ended
	June 30, 2014	June 30, 2013
Cash Flow from Operating Activities:
Net income	$66,894	$57,657
Net income attributable to noncontrolling interests	(6)	(30)

Net income attributable to The GEO Group, Inc.	66,888	57,627
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Stock-based compensation	4,533	3,345
Loss on extinguishment of debt	—	5,527
Depreciation and amortization expense	47,890	46,592
Amortization of debt issuance costs, discount and/or premium	2,399	3,015
Dividends received from unconsolidated joint venture	479	—
Provision for doubtful accounts	666	158
Equity in earnings of affiliates, net of tax	(2,658)	(2,246)
Income tax benefit related to equity compensation	(1,351)	(1,308)
Release of reserve for uncertain tax positions	—	(6,356)
Loss on sale/disposal of property and equipment	423	603
Changes in assets and liabilities:
Changes in accounts receivable, prepaid expenses and other assets	(21)	9,541
Changes in accounts payable, accrued expenses and other liabilities	12,896	(15,184)

Net cash provided by operating activities	132,144	101,314

Cash Flow from Investing Activities:
Acquisition of Protocol, cash consideration	(13,000)	—
Proceeds from sale of property and equipment	514	51
Proceeds from sale of assets held for sale	—	1,968
Net working capital adjustment from RTS divestiture	—	(996)
Change in restricted cash and investments	(8,936)	(5,910)
Capital expenditures	(41,122)	(89,921)

Net cash used in investing activities	(62,544)	(94,808)

Cash Flow from Financing Activities:
Proceeds from long-term debt	9,000	785,000
Payments on long-term debt	(17,179)	(697,748)
Taxes paid related to net share settlements of equity awards	(1,416)	—
Proceeds from reissuance of treasury stock in connection with ESPP	185	155
Debt issuance costs	—	(17,017)
Income tax benefit related to equity compensation	1,351	1,308
Proceeds from the exercise of stock options	5,531	4,082
Cash dividends paid	(82,656)	(71,527)

Net cash (used in) provided by financing activities	(85,184)	4,253
Effect of Exchange Rate Changes on Cash and Cash Equivalents	819	(4,003)

Net (Decrease) Increase in Cash and Cash Equivalents	(14,765)	6,756
Cash and Cash Equivalents, beginning of period	52,125	31,755

Cash and Cash Equivalents, end of period	$37,360	$38,511

Supplemental Disclosures:
Non-cash Investing and Financing activities:
Capital expenditures in accounts payable and accrued expenses	$8,562	$2,739

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) is a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of correctional, detention and re-entry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa, the United Kingdom and Canada. The Company owns, leases and operates a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, as well as community based re-entry facilities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). The Company’s worldwide operations include the management and/or ownership of approximately 79,000 beds at 98 correctional and detention facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of monitoring of more than 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

As a part of the Company’s conversion to a REIT which became effective January 1, 2013, the Company merged into The GEO Group REIT, Inc. (“GEO REIT”), a newly formed wholly-owned subsidiary of GEO. The merger became effective June 27, 2014 and was approved by the Company’s shareholders on May 2, 2014. The purpose of the merger was to ensure the effective adoption of charter provisions that implement standard REIT share ownership and transfer restrictions. In the merger, shares of GEO’s common stock were converted into the same number of GEO REIT shares of common stock. In addition, each share of the Company’s common stock held in treasury at June 27, 2014 were retired, and a corresponding adjustment was recorded to common stock and additional paid-in capital. Effective at the time of the merger, GEO REIT was renamed The GEO Group, Inc. Also, in connection with the merger, the Company’s authorized common stock was increased from 90 million shares to 125 million shares.

The Company’s unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014 for the year ended December 31, 2013. The accompanying December 31, 2013 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Form 10-Q have been made. Results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the entire year ending December 31, 2014, or for any other future interim or annual periods.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets, intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in goodwill from December 31, 2013 to June 30, 2014 are related to fluctuations in foreign currency exchange rates and additions due to an acquisition completed in late February 2014 as discussed further below.

The Company has also recorded other finite and indefinite-lived intangible assets as a result of its various business combinations. Changes in the gross carrying amounts from December 31, 2013 to June 30, 2014 are related to fluctuations in foreign currency exchange rates and additions from business combinations. An acquisition completed in late February 2014 as discussed further below also led to additions to intangible assets. The Company’s intangible assets include facility management contracts, the trade name and technology, as follows (in thousands):

	June 30, 2014				December 31, 2013
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	13.4	$154,693	$(50,497)	$104,196	$151,604	$(44,646)	$106,958
Technology	7.0	24,000	(10,405)	13,595	21,200	(8,758)	12,442
Trade name (Indefinite lived)	Indefinite	45,200	—	45,200	44,000	—	44,000

Total acquired intangible assets		$223,893	$(60,902)	$162,991	$216,804	$(53,404)	$163,400

Amortization expense was $3.9 million and $7.5 million for the three months and six months ended June 30, 2014. Amortization expense was $3.6 million and $7.3 million for the three months and six months ended June 30, 2013. Amortization expense was primarily related to the U.S. Corrections & Detention and GEO Community Services segments’ amortization of acquired facility management contracts. As of June 30, 2014, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 1.4 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the current contractual periods.

Estimated amortization expense related to the Company’s finite-lived intangible assets for the remainder of 2014 through 2018 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2014	$7,618
2015	15,234
2016	15,234
2017	15,234
2018	12,534
Thereafter	51,937

$117,791

On February 25, 2014, Protocol Criminal Justice, Inc. (“Protocol”), a recently created subsidiary of the Company’s BI subsidiary, entered into an Asset Purchase Agreement (the “Agreement”) with an unrelated entity, APAC Customer Services, Inc., to acquire certain tangible and intangible assets for cash consideration of $13 million. The acquisition is expected to provide returns consistent with GEO’s targeted returns on invested capital. The final purchase price allocation, which was completed during the second quarter of 2014, resulted in the recognition of intangible assets of $7.1 million related to acquired facility management contracts, acquired technology and trade name, and goodwill of $3.9 million. In addition, the Company acquired accounts receivable, equipment and assumed certain liabilities, none of which were significant. During the measurement period, the Company made $0.1 million in aggregate retrospective adjustments to provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized at that date. These adjustments related primarily to the Company’s valuation of intangible assets which resulted in a reduction of intangible assets of $0.3 million and an increase in goodwill of $0.2 million from the amounts previously reported in the Company’s unaudited consolidated financial statements as of March 31, 2014.

3. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements at June 30, 2014
	Carrying Value at June 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Guaranteed Investment Contract	$5,742	—	$5,742	—
Rabbi Trust	11,066	—	11,066	—
Fixed income securities	2,076	—	2,076	—

Liabilities:
Interest rate swap derivative liabilities	$361	$—	$361	$—

		Fair Value Measurements at December 31, 2013
	Carrying Value at December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Guaranteed Investment Contract	$5,742	—	$5,742	—
Rabbi Trust	9,534	—	9,534	—
Fixed income securities	1,993	—	1,993	—

Liabilities:
Interest rate swap derivative liabilities	$390	$—	$390	$—

The Company’s Level 2 financial instruments included in the tables above as of June 30, 2014 and December 31, 2013 consist of an interest rate swap liability held by the Company’s Australian subsidiary, the Company’s rabbi trust established for GEO employee and employer contributions to The GEO Group Inc. Non-qualified Deferred Compensation Plan, an investment in Canadian dollar denominated fixed income securities, and a guaranteed investment contract which is a restricted investment related to CSC of Tacoma LLC (“CSC”).

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

4. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at June 30, 2014 and December 31, 2013 (in thousands):

		Estimated Fair Value Measurements at June 30, 2014
	Carrying Value as of June 30, 2014	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$37,360	$37,360	$37,360	$—	$—
Restricted cash	22,420	22,420	4,325	18,095	—

Liabilities:
Borrowings under senior credit facility	$632,000	$633,114	$—	$633,114	$—
5 7⁄8% Senior Notes	250,000	263,125	—	263,125	—
6.625% Senior Notes	300,000	322,314	—	322,314	—
5.125% Senior Notes	300,000	300,564	—	300,564	—
Non-recourse debt, Australian subsidiary	22,197	22,581	—	22,581	—
Other non-recourse debt, including current portion	60,396	62,721	—	62,721	—

		Estimated Fair Value Measurements at December 31, 2013
	Carrying Value as of December 31, 2013	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$52,125	$52,125	$52,125	$—	$—
Restricted cash	14,592	14,592	1,838	12,754	—

Liabilities:
Borrowings under senior credit facility	$638,500	$639,246	$—	$639,246	$—
5 7⁄8% Senior Notes	250,000	265,938	—	265,938	—
6.625% Senior Notes	300,000	317,064	—	317,064	—
5.125% Senior Notes	300,000	279,000	—	279,000	—
Non-recourse debt, Australian subsidiary	23,896	24,439	—	24,439	—
Other non-recourse debt, including current portion	60,235	62,319	—	62,319	—

The fair values of the Company’s cash and cash equivalents, and restricted cash approximates the carrying values of these assets at June 30, 2014 and December 31, 2013. Restricted cash consists of money market funds, commercial paper and time deposits used for payments on the Company’s non-recourse debt and asset replacement funds contractually required to be maintained at the Company’s Australian subsidiary. The fair value of the money market funds is based on quoted market prices (Level 1) and the fair value of commercial paper and time deposits is based on market prices for similar instruments (Level 2).

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

5. SHAREHOLDERS’ EQUITY

The following table presents the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests (in thousands):

	Common shares		Additional Paid-In Capital	Earnings in Excess of Distributions	Accumulated Other Comprehensive Income (Loss)	Treasury shares		Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2013	72,082	$866	$848,018	$232,646	$(4,429)	14,581	$(53,579)	$454	$1,023,976
Proceeds from exercise of stock options	293	3	5,528	—	—	—	—	—	5,531
Tax benefit related to equity compensation	—	—	1,351	—	—	—	—	—	1,351
Stock-based compensation expense	—	—	4,533	—	—	—	—	—	4,533
Restricted stock granted	308	3	(3)	—	—		—	—	—
Cancellation of restricted stock	(13)	—	—	—	—		—	—	—
Dividends paid	—	—	—	(82,656)	—	—	—	—	(82,656)
Shares withheld for net settlements of share-based awards	(43)	—	—	—	—	43	(1,416)	—	(1,416)
Re-issuance of treasury shares (ESPP)	6	—	161		—	(6)	23	—	184
Retirement of treasury shares	—	(146)	(54,826)		—	(14,618)	54,972	—	—
Net income	—	—	—	66,888	—	—	—	6	66,894
Other comprehensive loss	—	—	—	—	1,687	—	—	(4)	1,683

Balance, June 30, 2014	72,633	$726	$804,762	$216,878	$(2,742)	—	$—	$456	$1,020,080

During the six months ended June 30, 2014, the Company withheld shares through net share settlements to satisfy minimum statutory tax withholding requirements upon vesting of shares of restricted stock held by employees.

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

During the six months ended June 30, 2014 and the year ended December 31, 2013, respectively, GEO declared and paid the following regular cash distributions to its shareholders as follows:

Declaration Date	Payment Due	Record Date	Distribution Per Share	Aggregate Payment Amount (in millions)
January 17, 2013	March 1, 2013	February 15, 2013	$0.50	$35.7
May 7, 2013	June 3, 2013	May 20, 2013	$0.50	$35.8
July 30, 2013	August 29, 2013	August 19, 2013	$0.50	$36.1
November 1, 2013	November 26, 2013	November 14, 2013	$0.55	$39.6
February 18, 2014	March 14, 2014	March 3, 2014	$0.57	$41.1
April 28, 2014	May 27, 2014	May 15, 2014	$0.57	$41.5

Prospectus Supplement

On May 8, 2013, the Company filed with the Securities and Exchange Commission a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $100 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no sales of shares of the Company’s common stock under the prospectus supplement during the six months ended June 30, 2014. On July 18, 2014, the Company filed with the Securities and Exchange Commission a post-effective amendment to its shelf registration statement on Form S-3 (pursuant to which the prospectus supplement had been filed) as a result of the Merger of the Company into GEO REIT effective June 27, 2014.

Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in shareholders’ equity from transactions and other events and circumstances arising from non-shareholder sources. The Company’s total comprehensive income is comprised of net income attributable to GEO, net income attributable to noncontrolling interests, foreign currency translation adjustments that arise from consolidating foreign operations that do not impact cash flows, net unrealized gains and/or losses on derivative instruments, and pension liability adjustments within shareholders’ equity and comprehensive income (loss).

The components of accumulated other comprehensive income (loss) attributable to GEO within shareholders’ equity are as follows:

	Six Months Ended June 30, 2014 (In thousands)
	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc. [1]	Unrealized (loss)/gain on derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, December 31, 2013	$(2,441)	$(274)	$(1,714)	$(4,429)
Current-period other comprehensive (loss) income	1,628	20	39	1,687

Balance, June 30, 2014	$(813)	$(254)	$(1,675)	$(2,742)

[1]	The foreign currency translation related to noncontrolling interests was not significant at June 30, 2014 or December 31, 2013.

6. EQUITY INCENTIVE PLANS

The Board of Directors has adopted The GEO Group, Inc. 2014 Stock Incentive Plan (the “2014 Plan”), which was approved by the Company’s shareholders on May 2, 2014. The 2014 Plan replaces the 2006 Stock Incentive Plan (the “2006 Plan”). The 2014 Plan provides for a reserve of 3,083,353 shares, which consists of 2,000,000 new shares of common stock available for issuance and 1,083,353 shares of common stock that were available for issuance under the 2006 Plan prior to the 2014 Plan replacing it. The Company filed a Form S-8 registration statement related to the 2014 Plan on June 3, 2014, which was amended on July 18, 2014.

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. For options granted during the six months ended June 30, 2014, the fair value was estimated using the following assumptions: (i) volatility of 28.92%; (ii) expected term of 4.82 years; (iii) risk free interest rate of 1.44%; and (iv) expected dividend yield of 7%. A summary of the activity of stock option awards issued and outstanding under Company plans is as follows for the six months ended June 30, 2014:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at December 31, 2013	849	$19.67	6.39	$10,654
Options granted	227	32.41
Options exercised	(293)	18.90
Options forfeited/canceled/expired	(22)	26.37

Options outstanding at June 30, 2014	761	$23.57	7.13	$9,135

Options vested and expected to vest at June 30, 2014	725	$23.28	7.03	$8,877

Options exercisable at June 30, 2014	436	$20.76	6.10	$6,437

For the six months ended June 30, 2014 and June 30, 2013, the amount of stock-based compensation expense related to stock options was $0.6 million and $0.7 million, respectively. As of June 30, 2014, the Company had $1.3 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock

Compensation expense for nonvested stock awards is recorded over the vesting period based on the fair value at the date of grant. Generally, the restricted stock awards vest in equal increments over either a three or four-year period. The fair value of restricted stock awards, which do not contain a market-based vesting condition, is determined using the closing price of the Company’s common stock on the date of grant. The Company has issued share-based awards with service-based, performance-based and market-based vesting criteria.

A summary of the activity of restricted stock outstanding is as follows for the six months ended June 30, 2014:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at December 31, 2013	734	$26.87
Granted	308	32.23
Vested	(203)	24.96
Forfeited/canceled	(16)	33.06

Restricted stock outstanding at June 30, 2014	823	$29.28

During the six months ended June 30, 2014, the Company granted 307,900 shares of restricted stock to certain employees and executive officers. Of these awards, 90,000 are performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2014, 2015 and 2016.

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

For the six months ended June 30, 2014 and June 30, 2013, the Company recognized $3.9 million and $2.6 million, respectively, of compensation expense related to its restricted stock awards. As of June 30, 2014, the Company had $19.1 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 2.9 years.

Employee Stock Purchase Plan

The Company previously adopted The GEO Group Inc. 2011 Employee Stock Purchase Plan (the “Plan”) which was approved by the Company’s shareholders. The purpose of the Plan, which is qualified under Section 423 of the Internal Revenue Service Code of 1986, as amended, is to encourage stock ownership through payroll deductions by the employees of GEO and designated subsidiaries of GEO in order to increase their identification with the Company’s goals and secure a proprietary interest in the Company’s success. These deductions are used to purchase shares of the Company’s common stock at a 5% discount from the then current market price. The Company has made available up to 500,000 shares of its common stock, which were registered with the Securities and Exchange Commission on May 4, 2012, as amended on July 18, 2014, for sale to eligible employees under the Plan.

The Plan is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Plan are made on the last day of each month. During the six months ended June 30, 2014, 5,731 shares of the Company’s common stock were issued out of the Company’s treasury stock in connection with the Plan. These shares were issued prior to the retirement of the Company’s treasury shares in connection with the REIT merger discussed in Note 1 - Basis of Presentation.

7. EARNINGS PER SHARE

Basic income per common share is computed by dividing the income attributable to The GEO Group, Inc. shareholders by the weighted average number of outstanding shares of common stock. The calculation of diluted income per common share is similar to that of basic income per common share except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted income per common share was calculated for the three and six months ended June 30, 2014 and June 30, 2013 as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income	$38,898	$34,219	$66,894	$57,657
Net income attributable to noncontrolling interests	—	(12)	(6)	(30)

Net income attributable to The GEO Group, Inc.	38,898	34,207	66,888	57,627
Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	71,749	71,083	71,599	70,967

Per share amount	$0.54	$0.48	$0.93	$0.81

Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	71,749	71,083	71,599	70,967
Effect of dilutive securities: Stock options and restricted stock	245	524	276	543

Weighted average shares assuming dilution	71,994	71,607	71,875	71,510

Per share amount	$0.54	$0.48	$0.93	$0.81

Three Months

For the three months ended June 30, 2014, 214,071 weighted average shares of common stock underlying options and restricted shares were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 177,391 restricted shares that were anti-dilutive.

For the three months ended June 30, 2013 no shares of common stock underlying options or shares of restricted stock were anti-dilutive.

Six Months

For the six months ended June 30, 2014, 147,776 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 177,318 restricted shares that were anti-dilutive.

For the six months ended June 30, 2013, no shares of common stock underlying options or restricted stock were anti-dilutive.

8. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on its variable rate non-recourse debt to 9.7%. The Company has determined the swap, which has a notional amount of AUD 50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt to be an effective cash flow hedge. Accordingly, the Company records the change in the fair value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total unrealized gains recorded in other comprehensive income, net of tax, related to this cash flow hedge was not significant for the six months ended June 30, 2014. The total fair value of the swap liability as of June 30, 2014 and December 31, 2013 was $0.4 million and $0.4 million, respectively, and is recorded as a component of other non-current assets within the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).

9. DEBT

Debt outstanding as of June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Senior Credit Facility:
Term loan	$297,000	$298,500
Revolver	335,000	340,000

Total Senior Credit Facility	632,000	$638,500
5.125% Senior Notes:
Notes due in 2023	300,000	300,000
5 7⁄8% Senior Notes
Notes Due in 2022	250,000	250,000
6.625% Senior Notes:
Notes due in 2021	300,000	300,000
Non-Recourse Debt :
Non-Recourse Debt	83,417	85,091
Unamortized discount on non-recourse debt	(824)	(960)

Total Non-Recourse Debt	82,593	84,131
Capital Lease Obligations	11,426	11,924
Other debt	140	221

Total debt	1,576,159	1,584,776

Current portion of capital lease obligations, long-term debt and non-recourse debt	(22,837)	(22,163)
Capital Lease Obligations, long-term portion	(10,401)	(10,924)
Non-Recourse Debt, long-term portion	(63,894)	(66,153)

Long-Term Debt	$1,479,027	$1,485,536

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

In connection with the amendment, the Company recorded a loss on extinguishment of debt during the six months ended June 30, 2013 which included a write off of $4.4 million of unamortized deferred financing costs and unamortized debt discount pertaining to the former agreement, and $1.1 million in fees related to the Amended and Restated Credit Agreement.

As of June 30, 2014, the Company had $297.0 million in aggregate borrowings outstanding under the Term Loan, $335.0 million in borrowings under the Revolver, and approximately $61.0 million in letters of credit which left $304.0 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of June 30, 2014 was 2.9%.

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

The Senior Credit Facility generally requires the Interest Coverage Ratio to be calculated as (a) Adjusted EBITDA for any period of four consecutive fiscal quarters to (b) Interest Expense minus Interest Expense attributable to Indebtedness of Unrestricted Subsidiaries and Other Consolidated Persons that is Non-Recourse to the Company and the Restricted Subsidiaries for such four quarter period (capitalized terms are defined in the Senior Credit Facility).

Events of default under the Credit Agreement include, but are not limited to, (i) the Company’s failure to pay principal or letter of credit reimbursement obligations when due or to pay any interest or other amounts within three business days of the payment deadline, (ii) the Company’s material breach of any representations or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness, (vi) unsatisfied final monetary judgments over a specified threshold, (vii) material environmental liability claims which have been asserted against the Company, and (viii) a change in control. All of the obligations under the Credit Agreement are unconditionally guaranteed by each of the Company’s domestic subsidiaries that are restricted subsidiaries under the Senior Credit Facility. The Senior Credit Facility and the related guarantees are secured on a first-priority basis by substantially all of the Company’s present and future tangible and intangible assets, subject to certain exceptions, and all present and future tangible and intangible assets, subject to certain exceptions, of each guarantor. The Company’s failure to comply with any of the covenants under its Credit Agreement could cause an event of default under such documents and result in an acceleration of all outstanding senior secured indebtedness. The Company was in compliance with all of the covenants of the Credit Agreement as of June 30, 2014.

5.125% Senior Notes

Interest on the 5.125% Senior Notes accrues at the stated rate. The Company pays interest semi-annually in arrears on April 1 and October 1 of each year. On or after April 1, 2018, the Company may, at its option, redeem all or part of the 5.125% Senior Notes at the redemption prices set forth in the indenture governing the 5.125% Senior Notes. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors (Refer to Note 15-Condensed Consolidating Financial Information). The Company was in compliance with all of the covenants of the indenture governing the 5.125% Senior Notes as of June 30, 2014.

5 7⁄8% Senior Notes

Interest on the 5 7⁄8% Senior Notes accrues at the stated rate. The Company pays interest semi-annually in arrears on January 15 and July 15 of each year. On or after January 15, 2017, the Company may, at its option, redeem all or part of the 5 7⁄8% Senior Notes at the redemption prices set forth in the indenture governing the 5 7⁄8% Senior Notes. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors (Refer to Note 15-Condensed Consolidating Financial Information). The Company was in compliance with all of the covenants of the indenture governing the 5 7⁄8% Senior Notes as of June 30, 2014.

6.625% Senior Notes

Interest on the 6.625% Senior Notes accrues at the stated rate. The Company pays interest semi-annually in arrears on February 15 and August 15 of each year. On or after February 15, 2016, the Company may, at its option, redeem all or part of the 6.625% Senior Notes at the redemption prices set forth in the indenture governing the 6.625% Senior Notes. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors (Refer to Note 15-Condensed Consolidating Financial Information). The Company was in compliance with all of the covenants of the indenture governing the 6.625% Senior Notes as of June 30, 2014.

Non-Recourse Debt

Northwest Detention Center

The remaining balance of the original debt service requirement under the $57.0 million note payable (“2003 Revenue Bonds”) and the $54.4 million note payable (“2011 Revenue Bonds”) to the Washington Economic Finance Authority (“WEDFA”) maturing in October 2014 and October 2021 with fixed coupon rates ranging from 4.10% to 5.25%, respectively, is $61.2 million, of which $11.8 million is classified as current in the accompanying consolidated balance sheet as of June 30, 2014. The payment of principal and interest on the 2011 Revenue Bonds and the 2003 Revenue Bonds issued by WEDFA is non-recourse to GEO.

As of June 30, 2014, included in current restricted cash and investments and non-current restricted cash and investments is $19.1 million of funds held in trust for debt service and other reserves with respect to the above mentioned notes payable to WEDFA.

Australia

The non-recourse obligations to the Company total $22.2 million (AUD 23.5 million) and $23.9 million (AUD 26.9 million), based on the exchange rates in effect at June 30, 2014 and December 31, 2013, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, based on exchange rates as of June 30, 2014, was $4.7 million. This amount is included in non-current restricted cash and investments and the annual maturities of the future debt obligation are included in Non-Recourse Debt in the accompanying consolidated balance sheets.

Guarantees

In connection with the creation of South African Custodial Services Pty. Limited (“SACS”), the Company entered into certain guarantees related to the financing, construction and operation of the prison. As of June 30, 2014, the Company guaranteed obligations amounting to 26.7 million South African Rand, or $2.5 million based on exchange rates as of June 30, 2014. In the event SACS is unable to maintain the required funding in a rectification account maintained for the payment of certain costs in the event of contract termination, a previously existing guarantee by the Company for the shortfall will need to be re-instated. The remaining guarantee of 26.7 million South African Rand is secured by outstanding letters of credit under the Company’s Revolver as of June 30, 2014.

In addition to the above, the Company has also agreed to provide a loan, if required, of up to 20 million South African Rand, or $1.9 million based on exchange rates as of June 30, 2014, referred to as the Shareholder’s Loan, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the standby facility, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Shareholder’s Loan expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. The lenders’ ability to draw on the Shareholder’s Loan is limited to certain circumstances, including termination of the contract.

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

In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a trust. The potential estimated exposure of these obligations is Canadian Dollar (“CAD”) 2.5 million, or $2.3 million, based on exchange rates as of June 30, 2014, commencing in 2017. The Company has a liability of $2.0 million related to this exposure included in Other Non-Current Liabilities as of June 30, 2014 and December 31, 2013, respectively. To secure this guarantee, the Company purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset equal to the current fair value of those securities included in Other Non-Current Assets as of June 30, 2014 and December 31, 2013 on its consolidated balance sheets. The Company does not currently operate or manage this facility.

At June 30, 2014, the Company also had nine letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $14.3 million.

In connection with the creation of GEOAmey, the Company and its joint venture partner guarantee the availability of working capital in equal proportion to ensure that GEOAmey can comply with current and future contractual commitments related to the performance of its operations. The Company and the 50% joint venture partner have each extended a £12 million line of credit of which £12.0 million, or $20.5 million, based on exchange rates as of June 30, 2014, was outstanding as of June 30, 2014. The Company’s maximum exposure relative to the joint venture is its note receivable of $20.5 million, which is included in Other Non-Current Assets in the accompanying consolidated balance sheets, and future financial support necessary to guarantee performance under the contract.

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

Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing capital projects will be $119.1 million of which $41.1 million was spent through the second quarter of 2014. The Company estimates the remaining capital requirements related to these capital projects will be $78.0 million which will be spent through fiscal year 2015.

Contract Awards

On April 30, 2014, GEO announced a 640-bed expansion to the company-owned, 1,300-bed Adelanto Detention Facility in California under an amendment to the existing contract with the City of Adelanto.

On April 1, 2014, GEO announced the signing of a contract with the California Department of Corrections and Rehabilitation for the reactivation of the company-owned 260-bed McFarland Female Community Reentry Facility located in McFarland, California.

Idle Facilities

The Company is currently marketing approximately 5,800 vacant beds at five of its idle facilities to potential customers. The carrying values of these idle facilities, which are included in Property and Equipment, Net in the accompanying consolidated balance sheets, totaled $183 million as of June 30, 2014, excluding equipment and other assets that can be easily transferred for use at other facilities.

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

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
U.S. Corrections & Detention	$276,183	$254,043	$542,898	$502,815
GEO Community Services	82,461	75,072	159,113	149,013
International Services	54,199	52,538	103,969	106,856

Total revenues	$412,843	$381,653	$805,980	$758,684

Operating income:
U.S. Corrections & Detention	$64,723	$56,631	$123,533	$110,723
GEO Community Services	21,958	18,854	37,659	36,259
International Services	2,356	3,265	4,917	5,067

Operating income from segments	$89,037	$78,750	$166,109	$152,049

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Total operating income from segments	$89,037	$78,750	$166,109	$152,049
Unallocated amounts:
General and Administrative Expenses	(28,148)	(27,363)	(56,650)	(59,403)
Net Interest Expense	(19,778)	(19,938)	(39,698)	(38,095)
Loss on Extinguishment of Debt	—	(5,527)	—	(5,527)

Income before income taxes and equity in earnings of affiliates	$41,111	$25,922	$69,761	$49,024

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

The Company has recorded $1.2 million and $2.3 million in earnings, net of tax, for SACS operations during the three and six months ended June 30, 2014, respectively, and $1.3 million and $2.5 million during the three and six months ended June 30, 2013, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of June 30, 2014 and December 31, 2013, the Company’s investment in SACS was $9.9 million and $8.1 million, respectively.

The Company has recorded less than $0.1 million and $0.3 million in earnings, net of tax, for GEOAmey’s operations during the three and six months ended June 30, 2014, respectively and $(0.2) million and $(0.3) million in losses during the three and six months ended June 30, 2013, respectively, which are included in equity in earnings of affiliates, net of income tax provision, in the accompanying consolidated statements of operations. As of June 30, 2014 and December 31, 2013, the Company’s investment in GEOAmey was $(2.6) million and $(3.0) million, respectively, and represents its share of cumulative reported losses. Losses in excess of the Company’s investment have been recognized as the Company has provided certain loans and guarantees to provide financial support to GEOAmey (Refer to Note 9-Debt.)

12. BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Six Months Ended June 30, 2014	Year Ended December 2013
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$20,032	$19,761
Service cost	409	925
Interest cost	468	829
Actuarial gain	—	(1,229)
Benefits paid	(141)	(254)

Projected benefit obligation, end of period	$20,768	$20,032

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	141	254
Benefits paid	(141)	(254)

Plan assets at fair value, end of period	$—	$—

Unfunded Status of the Plan	$(20,768)	$(20,032)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Components of Net Periodic Benefit Cost
Service cost	$205	$231	$409	$462
Interest cost	234	207	468	415
Amortization of prior service cost	—		—	—
Net loss	64	66	64	131

Net periodic pension cost	$503	$504	$941	$1,008

The long-term portion of the pension liability as of June 30, 2014 and December 31, 2013 was $20.5 million and $19.9 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

13. RECENT ACCOUNTING PRONOUNCMENTS

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” which resolves the diverse accounting treatment of share-based payments on an award where the terms provide that the performance target could be achieved after an employee completes the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this update apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. This standard will become effective for annual periods and interim periods within those annual periods beginning on or after December 15, 2015. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which initiates a joint project between FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and develop a common revenue standard for U.S. GAAP and IFRS. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This standard will become effective for annual periods, beginning after December 15, 2016, including those interim periods within that reporting period. Early adoption is not permitted. An entity may apply the amendment in this update retrospectively to each reporting period presented, or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The Company is in the process of evaluating whether this standard would have a material impact on the Company’s financial position, results of operations or cash flows.

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

14. SUBSEQUENT EVENTS

Dividend

On August 5, 2014, the Board of Directors declared a quarterly cash dividend of $0.57 per share of common stock, which is to be paid on August 29, 2014 to shareholders of record as of the close of business on August 18, 2014.

Contract Awards

On August 4, 2014, the Company announced that a Company led consortium comprised of the Company’s wholly-owned subsidiary, The GEO Group Australia Pty. Ltd. (“GEO Australia”), John Holland Construction, and Honeywell has been selected as the preferred tenderer by the Department of Justice in the State of Victoria for the development and operation of a new 1,000-bed Prison (the “Facility”) in Ravenhall, a locality near Melbourne, Australia.

Subject to a final contract award, the Company expects to begin the development of the Facility in 2015 under a Public-Private Partnership financing structure with an equity investment from the Company of approximately 20% of the project following the activation of the Facility, and with returns on investment consistent with the Company’s Company-owned facilities. GEO Australia would operate the Facility under a 25-year contract with Corrections Victoria upon its estimated completion in late 2017. The Company believes the Facility will provide unprecedented levels of in-prison and post-release programs aimed at reducing reoffending rates and helping offenders reintegrate into society.

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of June 30, 2014, the Company’s 6.625% Senior Notes, 5.125% Senior Notes and 5 7/8% Senior Notes were fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”). The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended June 30, 2014
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$139,083	$327,427	$56,760	$(110,427)	$412,843
Operating expenses	111,191	251,833	47,461	(110,427)	300,058
Depreciation and amortization	6,441	16,169	1,138	—	23,748
General and administrative expenses	9,082	15,355	3,711	—	28,148

Operating income	12,369	44,070	4,450	—	60,889
Interest income	5,079	615	750	(5,620)	824
Interest expense	(11,123)	(13,357)	(1,742)	5,620	(20,602)

Income before income taxes and equity in earnings of affiliates	6,325	31,328	3,458	—	41,111
Income tax provision	—	2,671	716	—	3,387
Equity in earnings of affiliates, net of income tax provision	—	—	1,174	—	1,174

Income before equity in income of consolidated subsidiaries	6,325	28,657	3,916	—	38,898
Income from consolidated subsidiaries, net of income tax provision	32,573	—	—	(32,573)	—

Net income attributable to The GEO Group, Inc.	$38,898	$28,657	$3,916	$(32,573)	$38,898

Net income	$38,898	$28,657	$3,916	$(32,573)	$38,898
Other comprehensive income, net of tax	—	20	621	—	641

Total comprehensive income	$38,898	$28,677	$4,537	$(32,573)	$39,539
Comprehensive loss attributable to noncontrolling interests	—	—	5	—	5

Comprehensive income attributable to The GEO Group, Inc.	$38,898	$28,677	$4,542	$(32,573)	$39,544

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended June 30, 2013
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$118,859	$314,120	$55,585	$(106,911)	$381,653
Operating expenses	102,108	239,194	44,855	(106,911)	279,246
Depreciation and amortization	5,875	16,556	1,226	—	23,657
General and administrative expenses	8,156	15,420	3,787	—	27,363

Operating income	2,720	42,950	5,717	—	51,387
Interest income	4,029	359	1,123	(4,346)	1,165
Interest expense	(10,373)	(12,708)	(2,368)	4,346	(21,103)
Loss on early extinguishment of debt	(2,600)	(2,927)	—	—	(5,527)

Income (loss) before income taxes and equity in earnings of affiliates	(6,224)	27,674	4,472	—	25,922
Income tax (benefit) provision	(8,339)	226	845	—	(7,268)
Equity in earnings of affiliates, net of income tax provision	—	—	1,029	—	1,029

Income before equity in income of consolidated subsidiaries	2,115	27,448	4,656	—	34,219
Income from consolidated subsidiaries, net of income tax provision (benefit)	32,104	—	—	(32,104)	—

Net income	34,219	27,448	4,656	(32,104)	34,219
Net income attributable to noncontrolling interests	—	—	(12)	—	(12)

Net income attributable to The GEO Group, Inc.	$34,219	$27,448	$4,644	$(32,104)	$34,207

Net income	$34,219	$27,448	$4,656	$(32,104)	$34,219
Other comprehensive income (loss), net of tax	—	40	(5,300)	—	(5,260)

Total comprehensive income	$34,219	$27,488	$(644)	$(32,104)	$28,959
Comprehensive loss attributable to noncontrolling interests	—	—	19	—	19

Comprehensive income attributable to The GEO Group, Inc.	$34,219	$27,488	$(625)	$(32,104)	$28,978

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Six Months Ended June 30, 2014
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$273,837	$642,412	$109,091	$(219,360)	$805,980
Operating expenses	218,413	502,513	90,415	(219,360)	591,981
Depreciation and amortization	12,847	32,803	2,240	—	47,890
General and administrative expenses	18,421	30,891	7,338	—	56,650

Operating income	24,156	76,205	9,098	—	109,459
Interest income	10,615	1,051	1,429	(11,539)	1,556
Interest expense	(22,197)	(27,121)	(3,475)	11,539	(41,254)

Income before income taxes and equity in earnings of affiliates	12,574	50,135	7,052	—	69,761
Income tax provision	—	3,965	1,560	—	5,525
Equity in earnings of affiliates, net of income tax provision	—	—	2,658	—	2,658

Income before equity in income of consolidated subsidiaries	12,574	46,170	8,150	—	66,894
Income from consolidated subsidiaries, net of income tax provision	54,320	—	—	(54,320)	—

Net income	66,894	46,170	8,150	(54,320)	66,894
Net income attributable to noncontrolling interests	—	—	(6)	—	(6)

Net income attributable to The GEO Group, Inc.	$66,894	$46,170	$8,144	$(54,320)	$66,888

Net income	$66,894	$46,170	$8,150	$(54,320)	$66,894
Other comprehensive income, net of tax	—	39	1,644	—	1,683

Total comprehensive income	$66,894	$46,209	$9,794	$(54,320)	$68,577
Comprehensive loss attributable to noncontrolling interests	—	—	2	—	2

Comprehensive income attributable to The GEO Group, Inc.	$66,894	$46,209	$9,796	$(54,320)	$68,579

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Six Months Ended June 30, 2013
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$232,348	$626,649	$112,970	$(213,283)	$758,684
Operating expenses	201,518	479,671	92,137	(213,283)	560,043
Depreciation and amortization	11,697	32,438	2,457	—	46,592
General and administrative expenses	17,354	33,612	8,437	—	59,403

Operating income	1,779	80,928	9,939	—	92,646
Interest income	7,989	909	2,219	(8,768)	2,349
Interest expense	(20,292)	(24,139)	(4,781)	8,768	(40,444)
Loss on early extinguishment of debt	(2,600)	(2,927)	—	—	(5,527)

Income (loss) before income taxes and equity in earnings of affiliates	(13,124)	54,771	7,377	—	49,024
Income tax (benefit) provision	(9,006)	632	1,987	—	(6,387)
Equity in earnings of affiliates, net of income tax provision	—	—	2,246	—	2,246

Income before equity in income of consolidated subsidiaries	(4,118)	54,139	7,636	—	57,657
Income from consolidated subsidiaries, net of income tax provision (benefit)	61,775	—	—	(61,775)	—

Net income	57,657	54,139	7,636	(61,775)	57,657
Net income attributable to noncontrolling interests	—	—	(30)	—	(30)

Net income attributable to The GEO Group, Inc.	$57,657	$54,139	$7,606	$(61,775)	$57,627

Net income	$57,657	$54,139	$7,636	$(61,775)	$57,657
Other comprehensive income (loss), net of tax	$—	$80	$(6,520)	$—	$(6,440)

Total comprehensive income	57,657	54,219	1,116	(61,775)	51,217
Comprehensive loss attributable to noncontrolling interests	$—	$—	$42	$—	$42

Comprehensive income attributable to The GEO Group, Inc.	57,657	54,219	1,158	(61,775)	51,259

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

	As of June 30, 2014
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,184	$2,919	$33,257	$—	$37,360
Restricted cash and investments	—	—	14,448	—	14,448
Accounts receivable, less allowance for doubtful accounts	96,897	156,652	17,416	—	270,965
Current deferred income tax assets	—	19,236	1,700	—	20,936
Prepaid expenses and other current assets	8,941	16,419	15,791	(1,153)	39,998

Total current assets	107,022	195,226	82,612	(1,153)	383,707

Restricted Cash and Investments	207	13,242	11,331	—	24,780
Property and Equipment, Net	697,383	955,715	84,259	—	1,737,357
Direct Finance Lease Receivable	—	—	14,361	—	14,361
Intercompany Receivable	936,036	123,557	—	(1,059,593)	—
Non-Current Deferred Income Tax Assets	—	—	4,821	—	4,821
Goodwill	34	493,368	693	—	494,095
Intangible Assets, Net	—	161,807	1,184	—	162,991
Investment in Subsidiaries	904,438	413,223	4	(1,317,665)	—
Other Non-Current Assets	20,250	104,920	37,881	(79,780)	83,271

Total Assets	$2,665,370	$2,461,058	$237,146	$(2,458,191)	$2,905,383

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$6,298	$47,180	$2,989	$—	$56,467
Accrued payroll and related taxes	208	21,874	17,725	—	39,807
Accrued expenses and other	40,785	70,188	18,020	(1,154)	127,839
Current portion of capital lease obligations, long-term debt and non-recourse debt	3,000	1,138	18,699	—	22,837
Total current liabilities	50,291	140,380	57,433	(1,154)	246,950

Non-Current Deferred Income Tax Liabilities	(2,451)	17,123	17	—	14,689
Intercompany Payable	113,918	931,296	14,379	(1,059,593)	—
Other Non-Current Liabilities	4,960	139,649	5,603	(79,870)	70,342
Capital Lease Obligations	—	10,401	—	—	10,401
Long-Term Debt	1,479,027	—	—	—	1,479,027
Non-Recourse Debt	—	—	63,894	—	63,894
Commitments & Contingencies and Other Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,019,625	1,222,209	95,364	(1,317,574)	1,019,624
Noncontrolling Interests	—	—	456	—	456

Total Shareholders’ Equity	1,019,625	1,222,209	95,820	(1,317,574)	1,020,080

Total Liabilities and Shareholders’ Equity	$2,665,370	$2,461,058	$237,146	$(2,458,191)	$2,905,383

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

	As of December 31, 2013
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$30,730	$985	$20,410	$—	$52,125
Restricted cash and investments	—	—	11,518	—	11,518
Accounts receivable, less allowance for doubtful accounts	84,087	149,239	17,204	—	250,530
Current deferred income tax assets	—	19,236	1,700	—	20,936
Prepaid expenses and other current assets	17,834	21,032	11,524	(1,154)	49,236

Total current assets	132,651	190,492	62,356	(1,154)	384,345

Restricted Cash and Investments	167	11,158	7,024	—	18,349
Property and Equipment, Net	686,005	956,724	85,069	—	1,727,798
Direct Finance Lease Receivable	—	—	16,944	—	16,944
Intercompany Receivable	947,916	123,237	—	(1,071,153)	—
Non-Current Deferred Income Tax Assets	—	—	4,821	—	4,821
Goodwill	34	489,501	661	—	490,196
Intangible Assets, Net	—	162,160	1,240	—	163,400
Investment in Subsidiaries	898,333	421,218	—	(1,319,551)	—
Other Non-Current Assets	23,346	104,241	35,615	(79,691)	83,511

Total Assets	$2,688,452	$2,458,731	$213,730	$(2,471,549)	$2,889,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$29,866	$13,895	$3,525	$—	$47,286
Accrued payroll and related taxes	207	23,470	15,049	—	38,726
Accrued expenses and other	26,963	74,645	14,496	(1,154)	114,950
Current portion of capital lease obligations, long-term debt and non-recourse debt	3,000	1,185	17,978	—	22,163

Total current liabilities	60,036	113,195	51,048	(1,154)	223,125

Non-Current Deferred Income Tax Liabilities	(120)	14,792	17	—	14,689
Intercompany Payable	114,208	942,666	14,279	(1,071,153)	—
Other Non-Current Liabilities	5,270	138,743	639	(79,691)	64,961
Capital Lease Obligations	—	10,924	—	—	10,924
Long-Term Debt	1,485,536	—	—	—	1,485,536
Non-Recourse Debt	—	—	66,153	—	66,153
Commitments & Contingencies and Other Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,023,522	1,238,411	81,140	(1,319,551)	1,023,522
Noncontrolling Interests	—	—	454	—	454

Total Shareholders’ Equity	1,023,522	1,238,411	81,594	(1,319,551)	1,023,976

Total Liabilities and Shareholders’ Equity	$2,688,452	$2,458,731	$213,730	$(2,471,549)	$2,889,364

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Six Months Ended June 30, 2014
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:

Net cash provided by operating activities	$76,863	$33,090	$22,191	$132,144

Cash Flow from Investing Activities:
Acquisition of Protocol, cash consideration	—	(13,000)	—	(13,000)
Proceeds from sale of property and equipment	—	514	—	514
Change in restricted cash and investments	(207)	(1,917)	(6,812)	(8,936)
Capital expenditures	(24,197)	(16,671)	(254)	(41,122)

Net cash used in investing activities	(24,404)	(31,074)	(7,066)	(62,544)

Cash Flow from Financing Activities:
Proceeds from long-term debt	9,000	—	—	9,000
Payments on long-term debt	(14,000)	(82)	(3,097)	(17,179)
Indirect repurchases of treasury shares	(1,416)	—	—	(1,416)
Proceeds from reissuance of treasury stock in connection with ESPP	185	—	—	185
Tax benefit related to equity compensation	1,351	—	—	1,351
Proceeds from stock options exercised	5,531	—	—	5,531
Cash dividends paid	(82,656)	—	—	(82,656)

Net cash used in financing activities	(82,005)	(82)	(3,097)	(85,184)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	819	819

Net Increase (Decrease) in Cash and Cash Equivalents	(29,546)	1,934	12,847	(14,765)
Cash and Cash Equivalents, beginning of period	30,730	985	20,410	52,125

Cash and Cash Equivalents, end of period	$1,184	$2,919	$33,257	$37,360

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Six Months Ended June 30, 2013
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:

Net cash provided by operating activities	58,343	18,932	24,039	101,314

Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	—	51	—	51
Proceeds from sale of assets held for sale	—	1,968	—	1,968
Net working capital adjustment from RTS divestiture	(996)	—	—	(996)
Change in restricted cash and investments	(134)	(1,457)	(4,319)	(5,910)
Capital expenditures	(69,567)	(19,666)	(688)	(89,921)

Net cash used in investing activities	(70,697)	(19,104)	(5,007)	(94,808)

Cash Flow from Financing Activities:
Proceeds from long-term debt	785,000	—	—	785,000
Tax benefit related to equity compensation	1,308	—	—	1,308
Debt issuance costs	(17,017)	—	—	(17,017)
Payments on long-term debt	(688,675)	(661)	(8,412)	(697,748)
Proceeds from stock options exercised	4,082	—	—	4,082
Cash dividends paid	(71,527)	—	—	(71,527)
Proceeds from reissuance of treasury stock in connection with ESPP	155	—	—	155

Net cash provided by (used in) financing activities	13,326	(661)	(8,412)	4,253

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(4,003)	(4,003)

Net Increase in Cash and Cash Equivalents	972	(833)	6,617	6,756
Cash and Cash Equivalents, beginning of period	4,764	1,917	25,074	31,755

Cash and Cash Equivalents, end of period	$5,736	$1,084	$31,691	$38,511

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	our ability to remain qualified for taxation as a real estate investment trust, or REIT;

•	our ability to fulfill our debt service obligations and its impact on our liquidity;

•	our ability to activate the inactive beds at our idle facilities;

•	our ability to maintain occupancy rates at our facilities;

•	an increase in unreimbursed labor rates;

•	our ability to expand, diversify and grow our correctional, detention, re-entry, community-based services, youth services, monitoring services, evidence-based supervision and treatment programs and secure transportation services businesses;

•	our ability to win management contracts for which we have submitted proposals, retain existing management contracts and meet any performance standards required by such management contracts;

•	our ability to control operating costs associated with contract start-ups;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to estimate the government’s level of dependency on privatized correctional services;

•	our ability to accurately project the size and growth of the U.S. and international privatized corrections industry and our ability to capitalize on opportunities for public-private partnerships;

•	our ability to successfully respond to delays encountered by states privatizing correctional services and cost savings initiatives implemented by a number of states;

•	our ability to develop long-term earnings visibility;

•	our ability to identify suitable acquisitions, and to successfully complete and integrate such acquisitions on satisfactory terms, and estimate the synergies to be achieved as a result of such acquisitions;

•	our exposure to the impairment of goodwill and other intangible assets as a result of our acquisitions;

•	our ability to successfully conduct our operations in the United Kingdom, South Africa and Australia through joint ventures or a consortium;

•	our ability to obtain future financing on satisfactory terms or at all, including our ability to secure the funding we need to complete ongoing capital projects;

•	our exposure to political and economic instability and other risks impacting our international operations;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, Canada, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;

•	our exposure to risks impacting our information systems, including those that may cause an interruption, delay or failure in the provision of our services;

•	our exposure to rising general insurance costs;

•	our exposure to state, federal and foreign income tax law changes, including changes to the REIT provisions and our exposure as a result of federal and international examinations of our tax returns or tax positions;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising employee and inmate medical costs;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us and continue to operate under our existing agreements and/or renew our existing agreements;

•	our ability to pay quarterly dividends consistent with our requirements as a REIT, and expectations as to timing and amounts;

•	our ability to comply with government regulations and applicable contractual requirements;

•	our ability to acquire, protect or maintain our intellectual property;

•	the risk that future sales of shares of our common stock could adversely affect the market price of our common stock and may be dilutive; and

•	other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Current Reports on Form 8-K filed with the SEC.

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

Our worldwide operations include the management and/or ownership of approximately 79,000 beds at 98 correctional, detention and re-entry facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of monitoring of more than 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

We provide a diversified scope of services on behalf of our government clients:

•	our correctional and detention management services involve the provision of security, administrative, rehabilitation, education and food services, primarily at adult male correctional and detention facilities;

•	our community-based services involve supervision of adult parolees and probationers and the provision of temporary housing, programming, employment assistance and other services with the intention of the successful reintegration of residents into the community;

•	our youth services include residential, detention and shelter care and community-based services along with rehabilitative and educational programs;

•	our monitoring services provide our governmental clients with innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants; including services provided under the Intensive Supervision Appearance Program, which we refer to as ISAP, to ICE for the provision of services designed to improve the participation of non-detained aliens in the immigration court system;

•	we develop new facilities using our project development experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency;

•	we provide secure transportation services for offender and detainee populations as contracted domestically and internationally - our joint venture GEOAmey is responsible for providing prisoner escort and custody services in the United Kingdom, including all of Wales and England except London and The East of England; and

•	our services are provided at facilities which we either own, lease or are owned by our customers.

For the six months ended June 30, 2014 and June 30, 2013, we had consolidated revenues of $806.0 million and $758.7 million, respectively, and we maintained an average company wide facility occupancy rate of 96.1% including 71,794 active beds and excluding 5,756 beds marketed to potential customers for the three months ended June 30, 2014, and 95.2% including 66,370 active beds and excluding 6,056 idle beds marketed to potential customers for the six months ended June 30, 2013.

As a REIT, we are required to distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain) and we began paying regular quarterly REIT dividends in 2013. The amount, timing and frequency of future dividends, however, will be at the sole discretion of our Board of Directors (the “Board”) and will be declared based upon various factors, many of which are beyond our control, including, our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, limitations on our ability to fund distributions using cash generated through our taxable REIT subsidiaries (“TRSs”) and other factors that our Board may deem relevant.

During the six months ended June 30, 2014 and the year ended December 31, 2013, respectively, we declared and paid the following regular cash distributions to our shareholders as follows:

Declaration Date	Payment Due	Record Date	Distribution Per Share	Aggregate Payment Amount (in millions)
January 17, 2013	March 1, 2013	February 15, 2013	$0.50	$35.7
May 7, 2013	June 3, 2013	May 20, 2013	$0.50	$35.8
July 30, 2013	August 29, 2013	August 19, 2013	$0.50	$36.1
November 1, 2013	November 26, 2013	November 14, 2013	$0.55	$39.6
February 18, 2014	March 14, 2014	March 3, 2014	$0.57	$41.1
April 28, 2014	May 27, 2014	May 15, 2014	$0.57	$41.5

On August 5, 2014, the Board of Directors declared a quarterly cash dividend of $0.57 per share of common stock, which is to be paid on August 29, 2014 to shareholders of record as of the close of business on August 18, 2014.

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on March 3, 2014, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the fiscal year ended December 31, 2013.

Fiscal 2014 Developments

Contract Awards

We are currently marketing approximately 5,800 vacant beds at five of our idle facilities to potential customers. The carrying values of these idle facilities totaled $183 million as of June 30, 2014, excluding equipment and other assets that can be easily transferred for use at other facilities.

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

On February 3, 2014, we announced that we had increased the contracted capacity at the Company-owned Rio Grande Detention Center in Laredo, Texas from 1,500 to 1,900 beds under a contract with the U.S. Marshals Service. The 1,900-bed center is expected to generate approximately $38 million in total annualized revenues at full capacity.

On April 1, 2014, we announced that we had signed a contract with the California Department of Corrections and Rehabilitation for the reactivation of our Company-owned, 260-bed McFarland Female Community Reentry Facility located in McFarland, California. The facility is expected to generate approximately $9 million in annualized revenues.

On April 30, 2014, we announced that we had signed an amendment to the existing contract with the City of Adelanto, California for a 640-bed expansion to our Company-owned, 1,300-bed Adelanto Detention Facility. The facility is expected to generate approximately $21 million in additional annualized revenues.

On August 4, 2014, we announced that a consortium comprised of the our wholly-owned subsidiary, GEO Australia, John Holland Construction, and Honeywell had been selected as the preferred tenderer by the Department of Justice in the State of Victoria for the development and operation of a new 1,000-bed Prison (the “Facility”) in Ravenhall, a locality near Melbourne, Australia.

Subject to a final contract award, we expect to begin the development of the Facility in 2015 under a Public-Private Partnership financing structure with an equity investment of approximately 20% of the project following the activation of the Facility, and with returns on investment consistent with our Company-owned facilities. GEO Australia would operate the Facility under a 25-year contract with Corrections Victoria upon its completion in late 2017. We believe the Facility will provide unprecedented levels of in-prison and post-release programs aimed at reducing reoffending rates and helping offenders reintegrate into society.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2014, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no changes to our significant accounting policies.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of the Second Quarter 2014 and the Second Quarter 2013

Revenues

	2014	% of Revenue	2013	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$276,183	66.9%	$254,043	66.5%	$22,140	8.7%
GEO Community Services	82,461	20.0%	75,072	19.7%	7,389	9.8%
International Services	54,199	13.1%	52,538	13.8%	1,661	3.2%

Total	$412,843	100.0%	$381,653	100.0%	$31,190	8.2%

U.S. Corrections & Detention

Revenues increased in the Second Quarter 2014 compared to the Second Quarter 2013 primarily due to aggregate increases of $20.8 million resulting from: (i) the activation and intake of inmates at the Central Valley and Desert View correctional facilities, as well as our 100-bed expansion of the Company-owned Golden State correctional facility, in the fourth quarter of 2013; and (ii) our assumption of the management of the Moore Haven, Bay and Graceville correctional facilities in the first quarter of 2014. We also experienced aggregate increases in revenues of $7.6 million at certain of our facilities primarily due to net increases in population, transportation services and/or rates, including the increased revenues due to our purchase of the previously managed-only 1,287-bed Joe Corley Detention Center in June 2013 and our expansion of the Company-owned Rio Grande Detention Center from 1,500 beds to 1,900 beds in the first quarter of 2013. These increases were partially offset by an aggregate decrease of $6.3 million primarily due to contract terminations.

The number of compensated mandays in U.S. Corrections & Detention facilities was approximately 4.7 million in the Second Quarter 2014 and 4.3 million in the Second Quarter 2013. We experienced an aggregate net increase of approximately 415,000 mandays as a result of our new contracts discussed above and also as a result of increases in population at certain facilities. These increases were partially offset by decreases resulting from lower populations at certain facilities. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Corrections & Detention facilities was 97.3% and 96.0% of capacity in the Second Quarter 2014 and the Second Quarter 2013 respectively, excluding idle facilities.

GEO Community Services

The increase in revenues for GEO Community Services in the Second Quarter 2014 compared to the Second Quarter 2013 is primarily attributable to net increases of $5.4 million due to new electronic monitoring contracts at BI and BI’s acquisition of Protocol in the first quarter of 2014. In addition, we experienced a net increase of $2.8 million primarily due to new programs and program growth at our community based and re-entry centers. These increases were partially offset by decreases in revenues of $0.8 million related to contract terminations and census declines at certain facilities.

International Services

The increase in revenues for International Services in the Second Quarter 2014 compared to the Second Quarter 2013 is primarily due an aggregate net increase of $4.1 million primarily attributable to our Australian subsidiary related to population increases, contractual increases linked to the inflationary index and the provision of additional services under certain contracts. This increase was partially offset by the result of foreign exchange rate fluctuations of $(2.5) million.

Operating Expenses

	2014	% of Segment Revenues	2013	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$195,529	70.8%	$181,855	71.6%	$13,674	7.5%
GEO Community Services	53,380	64.7%	48,753	64.9%	4,627	9.5%
International Services	51,149	94.4%	48,638	92.6%	2,511	5.2%

Total	$300,058	72.7%	$279,246	73.2%	$20,812	7.5%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and community based facilities.

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention reflects the following: (i) an increase of $15.5 million due to the activation and intake of inmates at the Central Valley and Desert View correctional facilities, as well as our 100-bed expansion of the Company-owned Golden State correctional facility, in the fourth quarter of 2013; and (ii) our assumption of the management of the Moore Haven, Bay and Graceville correctional facilities in the first quarter of 2014. In addition, we experienced increases of $2.9 million at certain of our facilities primarily attributable to net population increases, increased transportation services, including our expansion of the Company-owned Rio Grande Detention Center from 1,500 beds to 1,900 beds in the first quarter of 2014, and the variable costs associated with those increases. These increases were partially offset by a decrease of $4.7 million due to contract terminations.

GEO Community Services

Operating expenses for GEO Community Services increased by $4.6 million during the Second Quarter 2014 from the Second Quarter 2013 primarily due to net increases of $5.5 million due to the following: (i) variable costs associated with increases in electronic monitoring contracts at BI; (ii) new programs and program growth at our community based and re-entry centers; and (iii) BI’s acquisition of Protocol in late February 2014. These increases were partially offset by decreases that resulted from contract terminations and census declines of $0.9 million.

International Services

Operating expenses for our International Services segment during the Second Quarter 2014 increased $2.5 million over the Second Quarter 2013 which was primarily attributable to a net increase of $4.7 million related to our Australian subsidiary due to net population increases and contractual increases in labor. These increases were partially offset by the impact of foreign currency exchange rate fluctuations of $2.2 million.

Depreciation and Amortization

	2014	% of Segment Revenue	2013	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$15,931	5.8%	$15,557	6.1%	$374	2.4%
GEO Community Services	7,123	8.6%	7,465	9.9%	(342)	(4.6)%
International Services	694	1.3%	635	1.2%	59	9.3%

Total	$23,748	5.8%	$23,657	6.2%	$91	0.4%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense increased slightly in the Second Quarter 2014 compared to the Second Quarter 2013 primarily due to renovations made at our Broward Transition Center and also our purchase of the 1,287-bed Joe Corley Detention Center in June 2013.

GEO Community Services

GEO Community Services depreciation and amortization expense decreased by $0.3 million in the Second Quarter 2014 compared to the Second Quarter 2013. The decrease is primarily due to certain assets becoming fully depreciated in 2014.

International Services

Depreciation and amortization expense was fairly consistent in the Second Quarter 2014 compared to the Second Quarter 2013 as there were not significant additions during 2013 or 2014 at our international subsidiaries.

Other Unallocated Operating Expenses

	2014	% of Revenue	2013	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$28,148	6.8%	$27,363	7.2%	$785	2.9%

General and administrative expenses comprise substantially all of our other unallocated operating expenses primarily including corporate management salaries and benefits, professional fees and other administrative expenses. The increase in general and administrative expenses in the Second Quarter 2014 compared to the Second Quarter 2013 was primarily attributable to international bid costs. The increase was partially offset by nonrecurring professional fees incurred in the Second Quarter 2013 associated with our conversion to a REIT.

Non Operating Expenses

Interest Income and Interest Expense

	2014	% of Revenue	2013	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$824	0.2%	$1,165	0.3%	$(341)	(29.3)%
Interest Expense	$20,602	5.0%	$21,103	5.5%	$(501)	(2.4)%

The majority of our interest income generated in the Second Quarter 2014 and the Second Quarter 2013 is from the cash balances at our foreign subsidiaries. Interest income decreased in the quarter ended June 30, 2014 primarily due to lower cash balances at our foreign subsidiaries.

Interest expense during the Second Quarter 2014 decreased slightly compared to the Second Quarter 2013. The decrease is primarily due to the effect of our termination of our Fourth Amended and Restated Credit Agreement and entering into a new credit agreement with more favorable rates in the Second Quarter 2013. The decrease was partially offset by debt incurred for the purchase of the Joe Corley Detention Center in June 2013. Refer to Note 9 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Loss on Extinguishment of Debt

	2014	% of Revenue	2013	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$—	—	$5,527	1.4%	$(5,527)	(100.0)%

The loss on extinguishment of debt in the Second Quarter 2013 is the result of us terminating our prior senior credit facility and entering into a new Credit Agreement. In connection with the termination, we wrote off $4.4 million of unamortized deferred financing costs and unamortized debt discount pertaining to the prior senior credit facility and expensed $1.1 million in fees related to the new Credit Agreement. Refer to Note 9 - Debt of the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Income Tax Provision

	2014	Effective Rate	2013	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$3,387	8.2%	$(7,268)	(28.0)%	$10,655	(146.6)%

The provision for income taxes during the Second Quarter 2014 increased by $10.7 million compared to the Second Quarter 2013 and the effective tax rate increased from (28.0)% to 8.2%. The increase is primarily attributable to certain one-time discrete items in the Second Quarter 2013 which did not recur in the Second Quarter 2014. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. The Company’s wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be approximately 8% exclusive of any non-recurring items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2014	% of Revenue	2013	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$1,174	0.3%	$1,029	0.3%	$145	14.1%

Equity in earnings of affiliates, presented net of income taxes, represents the combined earnings of SACS and GEOAmey, respectively. Overall, we experienced an increase in equity in earnings of affiliates during the Second Quarter 2014 compared to the Second Quarter 2013, which is primarily due to increased favorable performance from the operations of GEOAmey during the Second Quarter 2014 compared to the Second Quarter 2013.

Comparison of First Half 2014 and First Half 2013

Revenues

	2014	% of Revenue	2013	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$542,898	67.4%	$502,815	66.3%	$40,083	8.0%
GEO Community Services	159,113	19.7%	149,013	19.6%	10,100	6.8%
International Services	103,969	12.9%	106,856	14.1%	(2,887)	(2.7)%

Total	$805,980	100.0%	$758,684	100.0%	$47,296	6.2%

U.S. Corrections & Detention

Revenues increased in First Half 2014 compared to First Half 2013 primarily due to aggregate increases of $36.9 million resulting from: (i) the activation and intake of inmates at the Central Valley and Desert View correctional facilities, as well as our 100-bed expansion of the Company-owned Golden State correctional facility, in the fourth quarter of 2013; and (ii) our assumption of the management of the Moore Haven, Bay and Graceville correctional facilities in the first quarter of 2014. We also experienced aggregate increases in revenues of $16.6 million at certain of our facilities primarily due to net increases in population, transportation services and/or rates, including the increased revenues due to our purchase of the previously managed-only 1,287-bed Joe Corley Detention Center in June 2013 and our expansion of the Company-owned Rio Grande Detention Center from 1,500 beds to 1,900 beds in the first quarter of 2013. These increases were partially offset by an aggregate decrease of $13.4 million primarily due to contract terminations.

The number of compensated mandays in U.S. Corrections & Detention facilities was approximately 9.2 million in First Half 2014 and 8.5 million in First Half 2013. We experienced an aggregate net increase of approximately 747,000 mandays as a result of our new contracts discussed above and also as a result of increases in population at certain facilities. These increases were partially offset by decreases resulting from lower populations at certain facilities. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Corrections & Detention facilities was 96.7% and 96.0% of capacity in First Half 2014 and First Half 2013 respectively, excluding idle facilities.

GEO Community Services

The increase in revenues for GEO Community Services in First Half 2014 compared to First Half 2013 is primarily attributable to net increases of $8.4 million due to new electronic monitoring contracts at BI and BI’s acquisition of Protocol in the first quarter of 2014. In addition, we experienced a net increase of $3.4 million primarily due to new programs and program growth at our community based and re-entry centers. These increases were partially offset by decreases in revenues of $1.7 million related to contract terminations and census declines at certain facilities.

International Services

The decrease in revenues for International Services in First Half 2014 compared to First Half 2013 is primarily due to the result of foreign exchange rate fluctuations of $(8.7) million. This decrease was partially offset by an aggregate net increase of $5.8 million primarily attributable to our Australian subsidiary related to population increases, contractual increases linked to the inflationary index and the provision of additional services under certain contracts.

Operating Expenses

	2014	% of Segment Revenues	2013	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$387,306	71.3%	$361,438	71.9%	$25,868	7.2%
GEO Community Services	106,976	67.2%	98,086	65.8%	8,890	9.1%
International Services	97,699	94.0%	100,519	94.1%	(2,820)	(2.8)%

Total	$591,981	73.4%	$560,043	73.8%	$31,938	5.7%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and community based facilities.

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention reflects the following: (i) an increase of $27.8 million due to the activation and intake of inmates at the Central Valley and Desert View correctional facilities, as well as our 100-bed expansion of the Company-owned Golden State correctional facility, in the fourth quarter of 2013; and (ii) our assumption of the management of the Moore Haven, Bay and Graceville correctional facilities in the first quarter of 2014. In addition, we experienced increases of $7.6 million at certain of our facilities primarily attributable to net population increases, increased transportation services, including our expansion of the Company-owned Rio Grande Detention Center from 1,500 beds to 1,900 beds in the first quarter of 2014, and the variable costs associated with those increases. These increases were partially offset by a decrease of $9.4 million due to contract terminations.

GEO Community Services

Operating expenses for GEO Community Services increased by $8.9 million during First Half 2014 from First Half 2013 primarily due to net increases of $10.4 million due to the following: (i) variable costs associated with increases in electronic monitoring contracts at BI; (ii) new programs and program growth at our community based and re-entry centers; and (iii) BI’s acquisition of Protocol in late February 2014. These increases were partially offset by decreases that resulted from contract terminations and census declines of $1.4 million. In addition, operating costs as a percentage of revenues have increased in First Half 2014 compared to First Half 2013 primarily due to revenue decreases at certain of our youth facilities related to census declines without a corresponding reduction in certain fixed overhead costs at these facilities.

International Services

Operating expenses for our International Services segment during First Half 2014 decreased $2.8 million over First Half 2013 which was primarily attributable to the impact of foreign currency exchange rate fluctuations of $(8.0) million. In addition, there was a net decrease of $2.7 million primarily related to cost cutting measures implemented to reduce our overhead costs in the United Kingdom. These decreases were partially offset by a net increase of $7.9 million primarily attributable to our Australian subsidiary due to net population increases and contractual increases in labor.

Depreciation and Amortization

	2014	% of Segment Revenue	2013	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$32,059	5.9%	$30,654	6.1%	$1,405	4.6%
GEO Community Services	14,478	9.1%	14,668	9.8%	(190)	(1.3)%
International Services	1,353	1.3%	1,270	1.2%	83	6.5%

Total	$47,890	5.9%	$46,592	6.1%	$1,298	2.8%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense increased by $1.4 million in First Half 2014 compared to First Half 2013 primarily due to renovations made at our Broward Transition Center and also our purchase of the 1,287-bed Joe Corley Detention Center in June 2013.

GEO Community Services

GEO Community Services depreciation and amortization expense decreased by $0.2 million in First Half 2014 compared to First Half 2013. The decrease is primarily due to certain assets becoming fully depreciated in 2014.

International Services

Depreciation and amortization expense was fairly consistent in First Half 2014 compared to First Half 2013 as there were not significant additions during 2013 or 2014 at our international subsidiaries.

Other Unallocated Operating Expenses

	2014	% of Revenue	2013	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$56,650	7.0%	$59,403	7.8%	$(2,753)	(4.6)%

General and administrative expenses comprise substantially all of our other unallocated operating expenses primarily including corporate management salaries and benefits, professional fees and other administrative expenses. The decrease in general and administrative expenses in First Half 2014 compared to First Half 2013 was primarily attributable to nonrecurring professional fees incurred in First Half 2013 associated with our conversion to a REIT.

Non Operating Expenses

Interest Income and Interest Expense

	2014	% of Revenue	2013	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$1,556	0.2%	$2,349	0.3%	$(793)	(33.8)%
Interest Expense	$41,254	5.1%	$40,444	5.3%	$810	2.0%

The majority of our interest income generated in First Half 2014 and First Half 2013 is from the cash balances at our foreign subsidiaries. Interest income decreased in First Half 2014 primarily due to lower cash balances at our foreign subsidiaries.

Interest expense during First Half 2014 increased by $0.8 million compared to First Half 2013. The increase is primarily due to debt incurred for the purchase of the Joe Corley Detention Center in June 2013 as well as our completion of our $300 million 5.125% Senior Notes offering in March 2013. The increase was slightly offset by the effect of our termination of our Fourth Amended and Restated Credit Agreement and entering into a new credit agreement with more favorable rates in the Second Quarter 2013. Refer to Note 9 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Loss on Extinguishment of Debt

	2014	% of Revenue	2013	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$—	—	$5,527	0.7%	$(5,527)	(100.0)%

The loss on extinguishment of debt in First Half 2013 is the result of us terminating our prior senior credit facility and entering into a new Credit Agreement. In connection with the termination, we wrote off $4.4 million of unamortized deferred financing costs and unamortized debt discount pertaining to the prior senior credit facility and expensed $1.1 million in fees related to the new Credit Agreement. Refer to Note 9 - Debt of the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Income Tax Provision

	2014	Effective Rate	2013	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$5,525	7.9%	$(6,387)	(13.0)%	$11,912	(186.5)%

The provision for income taxes during First Half 2014 increased by $11.9 million compared to First Half 2013 and the effective tax rate increased from (13.0)% to 7.9%. The increase is primarily attributable to certain one-time discrete items in First Half 2013 which did not recur in First Half 2014. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. The Company’s wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be approximately 8% exclusive of any non-recurring items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2014	% of Revenue	2013	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$2,658	0.3%	$2,246	0.3%	$412	18.3%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings of SACS and GEOAmey, respectively. Overall, we experienced an increase in equity in earnings of affiliates during First Half 2014 compared to First Half 2013, which is primarily due to increased favorable performance from the operations of GEOAmey during First Half 2014 compared to First Half 2013.

Financial Condition

Capital Requirements

Our current cash requirements consist of amounts needed for working capital, distributions of our REIT taxable income in order to maintain our REIT qualification, debt service, supply purchases, investments in joint ventures, and capital expenditures related to either the development of new correctional, detention and re-entry facilities, or the maintenance of existing facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. In connection with GEOAmey, our joint venture in the United Kingdom, we and our joint venture partner have each provided a line of credit of £12 million, or $20.5 million, based on exchange rates as of June 30, 2014, for GEOAmey’s operations. As of June 30, 2014, $20.5 million was outstanding.

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing capital projects will be $119.1 million of which $41.1 million was spent through the second quarter of 2014. We estimate that the remaining capital requirements related to these capital projects will be $78.0 million which will be spent through fiscal year 2015.

Liquidity and Capital Resources

On April 3, 2013, we entered into the Amended and Restated Credit Agreement with GEO Corrections Holdings, Inc. (with GEO as the sole term loan borrower, and GEO and GEO Corrections Holdings, Inc. as joint and several revolver borrowers), BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (the “Credit Agreement”). The Credit Agreement evidences a senior credit facility (the “Senior Credit Facility”) consisting of a $300.0 million Term Loan (the “Term Loan”) initially bearing interest at LIBOR plus 2.50% (with a LIBOR floor of 0.75%), and a $700.0 million revolving credit facility (the “Revolver”) initially bearing interest at LIBOR plus 2.50% (with no LIBOR floor), in each case subject to adjustment based on a total leverage ratio pricing grid. We also have the ability to increase the Senior Credit Facility by an additional $350.0 million, subject to lender demand, prevailing market conditions and satisfying the borrowing and other conditions thereunder. The Revolver component is scheduled to mature on April 3, 2018 and the Term Loan component is scheduled to mature on April 3, 2020. The Term Loan and Revolver may be prepaid in whole or in part by us at any time without premium or penalty, subject to certain conditions.

As of June 30, 2014, we had $297.0 million in aggregate borrowings outstanding, net of discount, under the Term Loan and $335.0 million in borrowings under the Revolver, and approximately $61.0 million in letters of credit which left $304.0 million in additional borrowing capacity under the Revolver. Refer to Note 9 - Debt of the Notes to Unaudited Consolidated Financial Statements for further discussion.

On October 3, 2013, we completed an offering of $250.0 million aggregate principal amount of 5 7⁄8% Senior Notes. The 5 7⁄8% Senior Notes will mature on January 15, 2022 and have a coupon rate and yield to maturity of 5 7⁄8%. Interest is payable semi-annually on January 15 and July 15 each year, which commenced on January 15, 2014. The proceeds received from the 5 7⁄8% Senior Notes were used, together with cash on hand, to fund the repurchase, redemption or other discharge of our 7 3⁄4% Senior Notes and to pay related transaction fees and expenses. Refer to Note 9 - Debt of the Notes to Unaudited Consolidated Financial Statements for further discussion.

On March 19, 2013, we completed an offering of $300.0 million aggregate principal amount of 5.125% Senior Notes. The 5.125% Senior Notes will mature on April 1, 2023 and have a coupon rate and yield to maturity of 5.125%. Interest is payable semi-annually on April 1 and October 1 each year, which commenced on October 1, 2013. A portion of the proceeds received from the 5.125% Senior Notes were used on the date of the financing to repay the prior revolver credit draws outstanding under the prior senior credit facility. Refer to Note 9 - Debt of the Notes to Unaudited Consolidated Financial Statements for further discussion.

In February 2011, we completed an offering of $300.0 million in aggregate principal amount of our 6.625% Senior Notes. The 6.625% Senior Notes will mature on February 15, 2021 and have a coupon rate and yield to maturity of 6.625%. Interest is payable semi-annually in arrears on February 15 and August 15, which commenced on August 15, 2011. The proceeds received from the 6.625% Senior Notes were used together with $150.0 million of borrowings under our senior credit facility at the time to fund the acquisition of BI and pay related costs.

In addition to the debt outstanding under the Senior Credit Facility, the 6.625% Senior Notes, the 5.125% Senior Notes and the 5 7⁄8% Senior Notes discussed above, we also have significant debt obligations which, although these obligations are non-recourse to us, require cash expenditures for debt service. Our significant debt obligations could have material consequences. See “Risk Factors-Risks Related to Our High Level of Indebtedness” in Item 1A of our Annual Report on Form 10-K for the

year ended December 31, 2013. We are exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. We also have guaranteed certain obligations for our South African joint venture and other of our international subsidiaries. These non-recourse obligations, commitments and contingencies and guarantees are further discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

We are also considering opportunities for future business and/or asset acquisitions. If we are successful in our pursuit of these new projects, our cash on hand, cash flows from operations and borrowings under the existing Senior Credit Facility may not provide sufficient liquidity to meet our capital needs through 2014 and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. In the future, our access to capital and ability to compete for future capital intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the 6.625% Senior Notes, the indenture governing the 5.125% Senior Notes, the indenture governing the 5 7⁄8% Senior Notes and our Credit Agreement. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we expect to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

On May 8, 2013, we filed with the Securities and Exchange Commission a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $100 million through sales agents. Sales of shares of our common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no sales of shares of our common stock under the prospectus supplement during the six months ended June 30, 2014.

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

Executive Retirement Agreement

We have a non-qualified deferred compensation agreement with our Chief Executive Officer (“CEO”). The current agreement, as amended, provides for a lump sum payment upon retirement, no sooner than age 55. As of January 1, 2013, our CEO had reached age 55 and was eligible to receive the payment upon retirement. If our CEO had retired as of June 30, 2014, we would have had to pay him $7.1 million. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity.

Cash Flow

Cash and cash equivalents as of June 30, 2014 was $37.4 million, compared to $52.1 million as of December 31, 2013.

Operating Activities

Cash provided by operating activities amounted to $132.1 million in the six months ended June 30, 2014 versus cash provided by operating activities of $101.3 million in the six months ended June 30, 2013. Cash provided by operating activities during the six months ended June 30, 2014 was positively impacted by increases in net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, and stock-based compensation expense. Increases in equity in earnings of affiliates negatively impacted cash. The change in accounts receivable, prepaid expenses and other assets was not significant. Accounts payable, accrued expenses and other liabilities increased by $12.9 million which positively impacted cash. The increase was primarily due to a prepayment from GEO Care LLC of $6.5 million in connection with the termination of the services and license agreement as well as the timing of payments.

Cash provided by operating activities in the six months ended June 30, 2013 was positively impacted by increases in net income attributable to GEO, non-cash expenses such as depreciation and amortization, stock-based compensation expense and loss on extinguishment of debt. These positive impacts were offset by increases in equity in earnings of affiliates, net of tax and a release of reserves for uncertain tax positions. Accounts payable, accrued expenses and other liabilities decreased by $15.2 million which negatively impacted cash. The decrease was primarily driven by the payment of annual bonuses accrued at December 31, 2012 which were paid in the first quarter of 2013, litigation settlements in 2013 which were accrued at December 31, 2012 and the timing of payments. These decreases were partially offset by an increase in accrued interest related to our 5.125% Senior Notes which were issued at the end of the first quarter of 2013, the initial semi-annual interest payment for which was not due until October 1, 2013. Accounts receivable, prepaid expenses and other assets decreased in total by a net $9.5 million, representing a positive impact on cash. The decrease was primarily driven by the timing of billings and collections.

Investing Activities

Cash used in investing activities of $62.5 million during the six months ended June 30, 2014 was primarily the result of capital expenditures of $41.1 million and cash paid for a business acquisition in the amount of $13 million. Cash used in investing activities during the six months ended June 30, 2013 of $94.8 million was primarily the result of capital expenditures of $89.9 million.

Financing Activities

Cash used in financing activities during the six months ended June 30, 2014 amounted to $85.2 million compared to cash provided by financing activities of $4.3 million during the six months ended June 30, 2013. Cash used in financing activities during the six months ended June 30, 2014 was primarily the result of dividend payments of $82.7 million. Cash provided by financing activities in the six months ended June 30, 2013 reflects proceeds from long term debt of $785.0 million, including $300.0 million from the 5.125% Senior Notes as well as $697.7 million of borrowings under our Revolver, proceeds from the exercise of stock options of $4.1 million, debt issuance cost of $17.0 million and dividend payments of $71.5 million.

Funds from Operations

Funds from Operations (“FFO”) is a widely accepted supplemental non-GAAP measure utilized to evaluate the operating performance of real estate companies. It is defined in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which defines FFO as net income (loss) attributable to common shareholders (computed in accordance with Generally Accepted Accounting Principles), excluding real estate related depreciation and amortization, excluding gains and losses from the cumulative effects of accounting changes, extraordinary items and sales of properties, and including adjustments for unconsolidated partnerships and joint ventures.

We also present Normalized Funds From Operations, or Normalized FFO, and Adjusted Funds from Operations, or AFFO, supplemental non-GAAP financial measures of real estate companies’ operating performances.

Normalized FFO is defined as FFO adjusted for certain items which by their nature are not comparable from period to period or that tend to obscure the Company’s actual operating performance, including for the periods presented REIT conversion related expenses, net of tax, tax benefit related to IRS settlement and REIT conversion and loss on extinguishment of debt, net of tax.

AFFO is defined as Normalized FFO adjusted by adding non-cash expenses such as non-real estate related depreciation and amortization, stock based compensation and the amortization of debt costs and other non-cash interest and by subtracting recurring maintenance capital expenditures.

Because of the unique design, structure and use of our correctional facilities, we believe that assessing the performance of our correctional facilities without the impact of depreciation or amortization is useful and meaningful to investors. Although NAREIT has published its definition of FFO, companies often modify this definition as they seek to provide financial measures that meaningfully reflect their distinctive operations. We have modified FFO to derive Normalized FFO and AFFO that meaningfully reflect our operations. Our assessment of our operations is focused on long-term sustainability. The adjustments we make to derive the non-GAAP measures of Normalized FFO and AFFO exclude items which may cause short-term fluctuations in income from continuing operations but have no impact on our cash flows, or we do not consider them to be fundamental attributes or the primary drivers of our business plan and they do not affect our overall long-term operating performance.

We may make adjustments to FFO from time to time for certain other income and expenses that do not reflect a necessary component of our operational performance on the basis discussed above, even though such items may require cash settlement. Because FFO, Normalized FFO and AFFO exclude depreciation and amortization unique to real estate as well as non-operational items and certain other charges that are highly variable from year to year, they provide our investors with performance measures that reflect the impact to operations from trends in occupancy rates, per diem rates, operating costs and interest costs, providing a perspective not immediately apparent from income from continuing operations. We believe the presentation of FFO, Normalized FFO and AFFO provide useful information to investors as they provide an indication of our ability to fund capital expenditures and expand our business. FFO, Normalized FFO and AFFO provide disclosure on the same basis as that used by our management and provide consistency in our financial reporting, facilitate internal and external comparisons of our historical operating performance and our business units and provide continuity to investors for comparability purposes. Additionally, FFO, Normalized FFO and AFFO are widely recognized measures in our industry as a real estate investment trust.

Our reconciliation of net income to FFO, Normalized FFO and AFFO for the three and six months ended June 30, 2014 and 2013, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Funds From Operations
Net income attributable to The GEO Group, Inc.	$38,898	$34,207	$66,888	$57,627
Depreciation real estate assets	12,985	12,727	26,366	25,251

NAREIT Defined FFO	51,883	46,934	93,254	82,878
Expenses associated with REIT conversion, net of taxes	—	1,030	—	4,697
Tax benefit associated with IRS settlement & REIT conversion	—	(8,416)	—	(8,416)
Loss on extinguishment of debt, net of taxes	—	4,396	—	4,396

Normalized Funds from Operations	$51,883	$43,944	$93,254	$83,555

Depreciation non-real estate assets	10,763	10,930	21,524	21,341
Consolidated maintenance capital expenditures	(4,961)	(5,679)	(9,381)	(9,296)
Stock-based compensation expenses	2,067	1,660	4,533	3,345
Amortization of debt costs and other non-cash interest	1,175	1,478	2,399	3,015

Adjusted Funds from Operations	$60,927	$52,333	$112,329	$101,960

Outlook

The following discussion contains statements that are not historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statements. Please refer to “Part I - Item 1A. Risk Factors” and the “Forward Looking Statements - Safe Harbor”

sections in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as well as the “Forward-Looking Statements - Safe Harbor” section and other disclosures contained in this Form 10-Q for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.

Revenue

Domestically, we continue to pursue a number of opportunities for corrections and detention facilities. Continued need for corrections facilities in various states and the need for bed space at federal prisons and detention facilities are two of the factors that have contributed to these opportunities. At the state level, we signed a contract with the California Department of Corrections during the second quarter 2014 for the reactivation of the Company-owned, 260-bed McFarland Community Reentry Facility which will house female inmates and will provide enhanced rehabilitation and recidivism reduction programs. Under the contract, the facility can be expanded by 260 beds at the department’s option within 12 months. Additionally during the fourth quarter 2013, we reactivated the Company-owned, 700-bed Central Valley Modified Community Correctional Facility and the Company-owned, 700-bed Desert View Modified Community Correctional Facility. We also executed a new contract for the continued housing of California inmates at the Company-owned Golden State Modified Community Correctional Facility, which increased the facility’s contract capacity from 600 to 700 beds. In Florida, we assumed management of 3,854 contract prison beds at three facilities during the first quarter 2014 which were previously managed by a different private operator. These facilities included the 1,884-bed Graceville Correctional Facility and the 985-bed Moore Haven Correctional Facility, which were developed and had been previously operated by us, as well as the 985-bed Bay Correctional Facility. At the federal level, we expanded the contract capacity at the Company-owned Rio Grande Detention Center from 1,500 to 1,900 beds during the first quarter 2014 for use by the U.S. Marshals and ICE. We also recently signed a contract with ICE for the development and management of a new 400-bed immigration transfer center in Alexandria, Louisiana, which is expected to be completed in the fourth quarter 2014. Additionally, we recently announced a 640-bed expansion to the Company-owned, 1,300-bed Adelanto Detention Facility in California under an amendment to the existing contract with the City of Adelanto which in turn contracts with ICE for the housing of immigration detainees at the facility. We will finance, develop, and manage the $45 million expansion, which will increase the facility’s total capacity to 1,940 beds and is expected to generate approximately $21 million in additional annualized revenues. We expect to complete the 640-bed expansion and begin intake by July 2015. We continue to be encouraged by opportunities as discussed above; however any positive trends may, to some extent, be adversely impacted by government budgetary constraints in the future. While the outlook for state budgets is stable, revenue performance is positive, and expenditure overruns are relatively modest, state lawmakers continue to face numerous budget challenges and state officials are concerned about sluggish revenue growth, rebuilding budget reserves and long-term spending trends, according to a survey conducted in the Spring of 2014 by the National Conference of State Legislatures. As a result of budgetary pressures, state correctional agencies may pursue a number of cost savings initiatives which may include reductions in per diem rates and/or the scope of services provided by private operators. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Additionally, if state budgetary constraints, as discussed above, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations, contract non-renewals, and/or contract re-bids. Although we have historically had a relatively high contract renewal rate, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.

Internationally, we are exploring a number of opportunities in our current markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk. In Australia, we have responded to a procurement request issued by the State of Victoria for the development and operation of a new 1,000-bed prison. On August 4, 2014, we announced that a consortium led by us and comprised of The GEO Group Australia Pty. Ltd., John Holland Construction and Honeywell has been selected as the preferred tenderer by the Department of Justice in the State of Victoria. In the United Kingdom, we are participating in a competitive procurement for the privatization of parole and probation services issued by the UK Home Office.

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

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related cost represented 57.3% of our operating expenses in First Half 2014. Additional significant operating expenses include food, utilities and inmate medical costs. In First Half 2014, operating expenses totaled 73.4% of our consolidated revenues. Our operating expenses as a percentage of revenues in 2014 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2014, we will incur carrying costs for facilities that are currently vacant. As of June 30, 2014, our worldwide operations include the management and/or ownership of approximately 79,000 beds at 98 correctional, detention, re-entry, youth services and community-based facilities including idle facilities, and also include the provision of monitoring of approximately 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. In First Half 2014, general and administrative expenses totaled 7.0% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenues in 2014 to decrease as a result of cost savings initiatives and decreases in nonrecurring costs related to our REIT conversion. We expect business development costs to remain consistent or increase slightly as we pursue additional business development opportunities in all of our business lines. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

Idle Facilities

We are currently marketing approximately 5,800 vacant beds at five of our idle facilities to potential customers. The annual carrying cost of idle facilities in 2014 is estimated to be $21.2 million, including depreciation expense of $5.5 million. As of June 30, 2014 these facilities had a net book value of $183.0 million. We currently do not have any firm commitment or agreement in place to activate these facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. Currently, our North Lake Correctional Facility located in Baldwin, Michigan and our Great Plains Correctional Facility located in Hinton, Oklahoma have been idle the longest of our idle facility inventory. These idle facilities are included in the U.S. Corrections & Detention segment. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if all of these idle facilities were to be activated using our U.S. Corrections & Detention average per diem rate in 2014, (calculated as the U.S. Corrections & Detention revenue divided by the number of U.S. Corrections & Detention mandays) and based on the average occupancy rate in our U.S. Corrections & Detention facilities for 2014, we would expect to receive incremental annualized revenue of approximately $125 million and an annualized increase in earnings per share of approximately $0.35 to $0.40 per share based on our average U.S. Corrections and Detention operating margin.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Senior Credit Facility of $632.0 million and $61.0 million in outstanding letters of credit, as of June 30, 2014, for every one percent increase in the average interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by $6.3 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the Australian dollar, the Canadian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at June 30, 2014, every 10 percent change in historical currency rates would have approximately a $5.2 million effect on our financial position and approximately a $0.6 million impact on our results of operations during First Half 2014.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information required herein is incorporated by reference from Note 10 - Commitments, Contingencies and Other in the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS.

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013 includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 - January 31, 2014	377	$33.48	—	$—
February 1, 2014 - February 28, 2014	3,720	$30.94	—	$—
March 1, 2014 - March 31, 2014	21,501	$32.41	—	$—
April 1, 2014 - April 30, 2014	—	$—	—	$—
May 1, 2014 - May 31, 2014	461	$33.71	—	$—
June 1, 2014 - June 30, 2014	16,886	$34.27	—	$—

(1)	The Company withheld these shares through net share settlements to satisfy minimum statutory tax withholding requirements upon vesting of shares of restricted stock held by employees. These purchases were not made as part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

(A) Exhibits

3.1	Amended and Restated Articles of Incorporation, as filed with the Department of State of Florida effective as of June 27, 2014. (1)

3.2	Articles of Merger, effective as of June 27, 2014. (1)

3.3	Amended and Restated Bylaws, effective as of June 27, 2014. (1)

4.1	Description of Capital Stock. (1)

4.2	Form of Common Stock Certificate. (1)

4.3	Supplemental Indenture dated as of June 27, 2014, to Indenture dated as of February 10, 2011, with respect to the Predecessor Registrant’s 6.625% Senior Notes, between the Company and Wells Fargo Bank, National Association, as Trustee. (1)

4.4	Supplemental Indenture dated as of June 27, 2014, to Indenture dated as of March 19, 2013, with respect to the Predecessor Registrant’s 5.125% Senior Notes, between the Company and Wells Fargo Bank, National Association, as Trustee. (1)

4.5	Supplemental Indenture dated as of June 27, 2014, to Indenture dated as of October 3, 2013, with respect to the Predecessor Registrant’s 5 7⁄8% Senior Notes, between the Company and Wells Fargo Bank, National Association, as Trustee. (1)

10.1	Confirmation and Reaffirmation Agreement, dated as of June 27, 2014, among the Company, the Predecessor Registrant, GEO Corrections Holdings, Inc., certain of the Predecessor Registrant’s domestic subsidiaries, as guarantors, and BNP Paribas, relating to the Amended and Restated Credit Agreement, dated as of April 3, 2013, as amended, among The GEO Group, Inc. and GEO Corrections Holdings, Inc., as Borrowers, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto. (1)

10.2	The GEO Group, Inc. 2014 Stock Incentive Plan. (2)

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 30, 2014.
(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 5, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date: August 8, 2014	/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer
(duly authorized officer and principal financial officer)