Form 10-Q
period 2014-09-30
GEO GROUP INC
filed 2014-11-10
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 6, 2014, the registrant had 74,146,836 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2014 AND 2013

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues	$457,900	$379,842	$1,263,880	$1,138,526
Operating expenses	342,216	283,903	934,197	843,946
Depreciation and amortization	24,079	23,888	71,969	70,480
General and administrative expenses	28,287	27,222	84,937	86,625

Operating income	63,318	44,829	172,777	137,475
Interest income	1,048	1,084	2,604	3,433
Interest expense	(21,408)	(21,569)	(62,662)	(62,013)
Loss on extinguishment of debt	—	(1,451)	—	(6,978)

Income before income taxes and equity in earnings of affiliates	42,958	22,893	112,719	71,917
Provision for (benefit from) income taxes	5,537	(7,755)	11,062	(14,142)
Equity in earnings of affiliates, net of income tax provision of $711, $578, $1,914 and $1,472, respectively	1,544	1,526	4,202	3,772

Income from continuing operations	38,965	32,174	105,859	89,831
Loss from discontinued operations, net of income tax provision of $0, $0, $0 and $0, respectively	—	(2,265)	—	(2,265)

Net income	38,965	29,909	105,859	87,566
Net loss (income) attributable to noncontrolling interests	26	(12)	20	(42)

Net income attributable to The GEO Group, Inc.	$38,991	$29,897	$105,879	$87,524

Weighted-average common shares outstanding:
Basic	72,380	71,201	71,862	71,046
Diluted	72,637	71,655	72,130	71,557
Income per common share attributable to The GEO Group, Inc.:
Basic:
Income from continuing operations	$0.54	$0.45	$1.47	$1.26
Loss from discontinued operations	—	(0.03)	—	(0.03)

Income per common share attributable to The GEO Group, Inc. - basic	$0.54	$0.42	$1.47	$1.23

Diluted:
Income from continuing operations	$0.54	$0.45	$1.47	$1.25
Loss from discontinued operations	—	(0.03)	—	(0.03)

Income per common share attributable to The GEO Group, Inc. - diluted	$0.54	$0.42	$1.47	$1.22

Dividends declared per share	$0.57	$0.50	$1.71	$1.50

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2014 AND 2013

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income	$38,965	$29,909	$105,859	$87,566
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,125)	611	(1,501)	(6,050)
Pension liability adjustment, net of tax benefit of $12, $25, $37 and $76, respectively	19	40	58	121
Unrealized gain (loss) on derivative instrument classified as cash flow hedge, net of tax (provision) benefit of ($2,139), ($2), ($2,148) and $75, respectively	(4,877)	(3)	(4,858)	138

Total other comprehensive income (loss), net of tax	(7,983)	648	(6,301)	(5,791)

Total comprehensive income	30,982	30,557	99,558	81,775
Comprehensive loss (income) attributable to noncontrolling interests	49	(4)	51	38

Comprehensive income attributable to The GEO Group, Inc.	$31,031	$30,553	$99,609	$81,813

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(In thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$52,680	$52,125
Restricted cash and investments	14,448	11,518
Accounts receivable, less allowance for doubtful accounts of $3,258 and $2,549, respectively	266,768	250,530
Current deferred income tax assets	20,936	20,936
Prepaid expenses and other current assets	38,443	49,236

Total current assets	393,275	384,345

Restricted Cash and Investments	21,360	18,349
Property and Equipment, Net	1,757,062	1,727,798
Contract Receivable	51,998	—
Direct Finance Lease Receivable	11,584	16,944
Non-Current Deferred Income Tax Assets	4,821	4,821
Goodwill	494,075	490,196
Intangible Assets, Net	159,113	163,400
Other Non-Current Assets	104,679	83,511

Total Assets	$2,997,967	$2,889,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$61,568	$47,286
Accrued payroll and related taxes	50,231	38,726
Accrued expenses and other	129,375	114,950
Current portion of capital lease obligations, long-term debt and non-recourse debt	22,475	22,163

Total current liabilities	263,649	223,125

Non-Current Deferred Income Tax Liabilities	14,689	14,689
Other Non-Current Liabilities	74,119	64,961
Capital Lease Obligations	10,132	10,924
Long-Term Debt	1,433,279	1,485,536
Non-Recourse Debt	135,347	66,153
Commitments, Contingencies and Other (Note 10)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 125,000,000 and 90,000,000 shares authorized, 74,144,870 and 86,662,676 issued and 74,144,870 and 72,082,071 outstanding, respectively	741	866
Additional paid-in capital	861,866	848,018
Earnings in excess of distributions	214,441	232,646
Accumulated other comprehensive loss	(10,699)	(4,429)
Treasury stock, 0 and 14,580,605 shares, at cost, respectively	—	(53,579)

Total shareholders’ equity attributable to The GEO Group, Inc.	1,066,349	1,023,522
Noncontrolling interests	403	454

Total shareholders’ equity	1,066,752	1,023,976

Total Liabilities and Shareholders’ Equity	$2,997,967	$2,889,364

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2014 AND 2013

(In thousands)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash Flow from Operating Activities:
Net income	$105,859	$87,566
Net loss (income) attributable to noncontrolling interests	20	(42)

Net income attributable to The GEO Group, Inc.	105,879	87,524
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Stock-based compensation	6,263	5,768
Loss on extinguishment of debt	—	6,978
Depreciation and amortization expense	71,969	70,480
Amortization of debt issuance costs, discount and/or premium	3,921	4,609
Dividends received from unconsolidated joint venture	2,455	—
Provision for doubtful accounts	—	321
Equity in earnings of affiliates, net of tax	(4,202)	(3,772)
Income tax benefit related to equity compensation	(1,498)	(1,883)
Release of reserve for uncertain tax positions	—	(6,356)
Loss on sale/disposal of property and equipment	453	668
Changes in assets and liabilities:
Changes in accounts receivable, prepaid expenses and other assets	22,235	(16,258)
Changes in contract receivable	(54,731)	—
Changes in accounts payable, accrued expenses and other liabilities	11,881	7,476

Cash provided by operating activities - continuing operations	164,625	155,555
Cash provided by operating activities - discontinued operations	—	2,265

Net cash provided by operating activities	164,625	157,820

Cash Flow from Investing Activities:
Acquisition of Protocol, cash consideration	(13,025)	—
Proceeds from sale of property and equipment	515	204
Proceeds from sale of assets held for sale	—	1,968
Net working capital adjustment from RTS divestiture	—	(996)
Change in restricted cash and investments	(6,052)	13,976
Capital expenditures	(77,713)	(101,450)

Net cash used in investing activities	(96,275)	(86,298)

Cash Flow from Financing Activities:
Proceeds from long-term debt	459,384	842,000
Payments on long-term debt	(509,132)	(742,203)
Payments on non-recourse debt	(4,511)	(27,153)
Proceeds from non-recourse debt	74,191	—
Taxes paid related to net share settlements of equity awards	(1,844)	—
Proceeds from issuance of common stock in connection with ESPP	277	228
Issuance of common stock under prospectus supplement	54,724	—
Debt issuance costs	(23,508)	(19,317)
Income tax benefit related to equity compensation	1,498	1,883
Proceeds from the exercise of stock options	6,384	4,941
Cash dividends paid	(124,084)	(107,526)

Net cash used in financing activities	(66,621)	(47,147)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,174)	(2,969)

Net increase Cash and Cash Equivalents	555	21,406
Cash and Cash Equivalents, beginning of period	52,125	31,755

Cash and Cash Equivalents, end of period	$52,680	$53,161

Supplemental Disclosures:
Non-cash Investing and Financing activities:
Capital expenditures in accounts payable and accrued expenses	$11,895	$529

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) is a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of correctional, detention and re-entry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa, the United Kingdom and Canada. The Company owns, leases and operates a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, as well as community based re-entry facilities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). The Company’s worldwide operations include the management and/or ownership of approximately 78,500 beds at 98 correctional and detention facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of monitoring of more than 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

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

The Company’s unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014 for the year ended December 31, 2013. The accompanying December 31, 2013 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Form 10-Q have been made. Results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the entire year ending December 31, 2014, or for any other future interim or annual periods.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in goodwill from December 31, 2013 to September 30, 2014 are related to fluctuations in foreign currency exchange rates and additions due to an acquisition completed in the first quarter of 2014 as discussed further below.

The Company has also recorded other finite and indefinite-lived intangible assets as a result of its various business combinations. An acquisition completed in the first quarter of 2014 as discussed further below also led to additions to intangible assets. The Company’s intangible assets include facility management contracts, the trade name and technology, as follows (in thousands):

	September 30, 2014				December 31, 2013
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	13.4	$154,623	$(53,447)	$101,176	$151,604	$(44,646)	$106,958
Technology	7.0	24,000	(11,263)	12,737	21,200	(8,758)	12,442
Trade name (Indefinite lived)	Indefinite	45,200	—	45,200	44,000	—	44,000

Total acquired intangible assets		$223,823	$(64,710)	$159,113	$216,804	$(53,404)	$163,400

Amortization expense was $3.9 million and $11.3 million for the three months and nine months ended September 30, 2014. Amortization expense was $3.6 million and $11.0 million for the three months and nine months ended September 30, 2013. Amortization expense was primarily related to the U.S. Corrections & Detention and GEO Community Services segments’ amortization of acquired facility management contracts. As of September 30, 2014, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 2.1 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the current contractual periods.

Estimated amortization expense related to the Company’s finite-lived intangible assets for the remainder of 2014 through 2018 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2014	$3,808
2015	15,228
2016	15,228
2017	15,228
2018	12,528
Thereafter	51,893

$113,913

On February 25, 2014, Protocol Criminal Justice, Inc. (“Protocol”), a recently created subsidiary of the Company’s B.I. Incorporated (“BI”) subsidiary, entered into an Asset Purchase Agreement (the “Agreement”) with an unrelated entity, APAC Customer Services, Inc., to acquire certain tangible and intangible assets for cash consideration of $13.0 million. The acquisition is expected to provide returns consistent with GEO’s targeted returns on invested capital. The final purchase price allocation, which was completed during the second quarter of 2014, resulted in the recognition of intangible assets of $7.1 million related to acquired facility management contracts, acquired technology and trade name, and goodwill of $3.9 million. In addition, the Company acquired accounts receivable, equipment and assumed certain liabilities, none of which were significant. During the measurement period, the Company made $0.1 million in aggregate retrospective adjustments to provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized at that date. These adjustments related primarily to the Company’s valuation of intangible assets which resulted in a reduction of intangible assets of $0.3 million and an increase in goodwill of $0.2 million from the amounts previously reported in the Company’s unaudited consolidated financial statements as of March 31, 2014.

3. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements at September 30, 2014
	Carrying Value at September 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment:
Rabbi Trust	$11,044	—	$11,044	—
Fixed income securities	1,994	—	1,994	—
Interest rate cap derivatives	1,161	—	$1,161	—
Liabilities:
Interest rate swap derivatives	$7,048	$—	$7,048	$—

		Fair Value Measurements at December 31, 2013
	Carrying Value at December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Guaranteed Investment Contract	$5,742	—	$5,742	—
Rabbi Trust	9,534	—	9,534	—
Fixed income securities	1,993	—	1,993	—
Liabilities:
Interest rate swap derivative liabilities	$390	$—	$390	$—

The Company’s Level 2 financial instruments included in the tables above as of September 30, 2014 and December 31, 2013 consist of an interest rate swap liability held by the Company’s Australian subsidiary, the Company’s rabbi trust established for GEO employee and employer contributions to the Company. Non-qualified Deferred Compensation Plan and an investment in Canadian dollar denominated fixed income securities. At December 31, 2013, the Company’s Level 2 financial instruments included a guaranteed investment contract which was a restricted investment related to CSC of Tacoma LLC (“CSC”). During the nine months ended September 30, 2014, the balance in the guaranteed investment contract was liquidated as it was no longer required because it relates to a portion of the CSC bonds which matured in October 2014. Refer to Note 9 - Debt.

The Australian subsidiary’s interest rate swap liabilities and interest rate cap assets are valued using a discounted cash flow model based on projected Australian borrowing rates. The Company’s restricted investment in the rabbi trust is invested in Company owned life insurance policies which are recorded at their cash surrender values. These investments are valued based on the underlying investments held in the policies’ separate account. The underlying assets are equity and fixed income pooled funds that are comprised of Level 1 and Level 2 securities. The Canadian dollar denominated securities, not actively traded, are valued using quoted rates for these and similar securities. The restricted investment in the guaranteed investment contract was valued using quoted rates for these and similar securities.

4. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at September 30, 2014 and December 31, 2013 (in thousands):

		Estimated Fair Value Measurements at September 30, 2014
	Carrying Value as of September 30, 2014	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$52,680	$52,680	$52,680	$—	$—
Restricted cash	24,764	24,764	6,162	18,602	—
Liabilities:
Borrowings under senior credit facility	$336,250	$337,731	$—	$337,731	$—
5 7⁄8% Senior Notes	250,000	250,625	—	250,625	—
5.875% Senior Notes	250,000	253,750		253,750
6.625% Senior Notes	300,000	314,814	—	314,814	—
5.125% Senior Notes	300,000	290,439	—	290,439	—
Non-recourse debt, Australian subsidiary	93,271	93,517	—	93,517	—
Other non-recourse debt, including current portion	60,442	62,721	—	62,721	—

		Estimated Fair Value Measurements at December 31, 2013
	Carrying Value as of December 31, 2013	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$52,125	$52,125	$52,125	$—	$—
Restricted cash	14,592	14,592	1,838	12,754	—
Liabilities:
Borrowings under senior credit facility	$638,500	$639,246	$—	$639,246	$—
5 7⁄8% Senior Notes	250,000	265,938	—	265,938	—
6.625% Senior Notes	300,000	317,064	—	317,064	—
5.125% Senior Notes	300,000	279,000	—	279,000	—
Non-recourse debt, Australian subsidiary	23,896	24,439	—	24,439	—
Other non-recourse debt, including current portion	60,235	62,319	—	62,319	—

The fair values of the Company’s cash and cash equivalents, and restricted cash approximates the carrying values of these assets at September 30, 2014 and December 31, 2013. Restricted cash consists of money market funds, commercial paper and time deposits used for payments on the Company’s non-recourse debt and asset replacement funds contractually required to be maintained at the Company’s Australian subsidiary. The fair value of the money market funds is based on quoted market prices (Level 1) and the fair value of commercial paper and time deposits is based on market prices for similar instruments (Level 2).

The fair values of the Company’s 5 7⁄8% senior unsecured notes due 2022 (“5 7⁄8% Senior Notes”), 5.875% senior unsecured notes due 2024 (“5.875% Senior Notes”), 6.625% senior unsecured notes due 2021 (“6.625% Senior Notes”), and the 5.125% senior unsecured notes due 2023 (“5.125% Senior Notes”), although not actively traded, are based on published financial data for these instruments. The fair values of the Company’s non-recourse debt related to the Washington Economic Development Finance Authority (“WEDFA”) is based on market prices for similar instruments. The fair value of the non-recourse debt related to the Company’s Australian subsidiary is estimated using a discounted cash flow model based on current Australian borrowing rates for similar instruments. The fair value of borrowings under the senior credit facility is based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.

5. SHAREHOLDERS’ EQUITY

The following table presents the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests (in thousands):

	Common shares		Additional Paid-In	Earnings in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Distributions	Loss	Shares	Amount	Interests	Equity

Balance, December 31, 2013	72,082	$866	$848,018	$232,646	$(4,429)	14,581	$(53,579)	$454	$1,023,976
Proceeds from exercise of stock options	338	3	6,381	—	—	—	—	—	6,384
Tax benefit related to equity compensation	—	—	1,498	—	—	—	—	—	1,498
Stock-based compensation expense	—	—	885	—	—	—	—	—	885
Amortization of restricted stock	—	—	5,378	—	—	—	—	—	5,378

Restricted stock granted	310	3	(3)	—	—		—	—	—

Restricted stock canceled	(22)	—	—	—	—	—	—	—	—

Dividends paid	—	—	—	(124,084)	—	—	—	—	(124,084)
Issuance of common stock - prospectus supplement	1,483	15	54,709	—	—	—	—	—	54,724
Shares withheld for net settlements of share-based awards	(54)	—	(428)	—	—	43	(1,416)	—	(1,844)
Re-issuance of treasury shares - ESPP	5	—	162		—	(6)	23	—	185
Issuance of common stock - ESPP	3	—	92	—	—	—	—	—	92

Retirement of treasury shares	—	(146)	(54,826)		—	(14,618)	54,972	—	—

Net income	—	—	—	105,879	—	—	—	(20)	105,859

Other comprehensive loss	—	—	—	—	(6,270)	—	—	(31)	(6,301)

Balance, September 30, 2014	74,145	$741	$861,866	$214,441	$(10,699)	—	$—	$403	$1,066,752

During the nine months ended September 30, 2014, the Company withheld shares through net share settlements to satisfy minimum statutory tax withholding requirements upon vesting of shares of restricted stock held by employees.

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

During the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively, GEO declared and paid the following regular cash distributions to its shareholders as follows:

Declaration Date	Payment Due	Record Date	Distribution Per Share	Aggregate Payment Amount (in millions)

January 17, 2013	March 1, 2013	February 15, 2013	$0.50	$35.7

May 7, 2013	June 3, 2013	May 20, 2013	$0.50	$35.8

July 30, 2013	August 29, 2013	August 19, 2013	$0.50	$36.1

November 1, 2013	November 26, 2013	November 14, 2013	$0.55	$39.6

February 18, 2014	March 14, 2014	March 3, 2014	$0.57	$41.1

April 28, 2014	May 27, 2014	May 15, 2014	$0.57	$41.5

August 5, 2014	August 29, 2014	August 18, 2014	$0.57	$41.4

Prospectus Supplement

On May 8, 2013, the Company filed with the Securities and Exchange Commission a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $100.0 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. On July 18, 2014, the Company filed with the Securities and Exchange Commission a post-effective amendment to its shelf registration statement on Form S-3 (pursuant to which the prospectus supplement had been filed) as a result of the merger of the Company into GEO REIT effective June 27, 2014. During the three months ended September 30, 2014, there were approximately 1.5 million shares of common stock sold under the prospectus supplement for net proceeds of $54.7 million.

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

The components of accumulated other comprehensive income (loss) attributable to GEO within shareholders’ equity are as follows:

	Nine Months Ended September 30, 2014
	(In thousands)
	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc. (1)	Unrealized (loss)/gain on derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, December 31, 2013	$(2,441)	$(274)	$(1,714)	$(4,429)
Current-period other comprehensive (loss) income	(1,471)	(4,857)	58	(6,270)

Balance, September 30, 2014	$(3,912)	$(5,131)	$(1,656)	$(10,699)

(1)	The foreign currency translation related to noncontrolling interests was not significant at September 30, 2014 or December 31, 2013.

6. EQUITY INCENTIVE PLANS

The Board has adopted The GEO Group, Inc. 2014 Stock Incentive Plan (the “2014 Plan”), which was approved by the Company’s shareholders on May 2, 2014. The 2014 Plan replaces the 2006 Stock Incentive Plan (the “2006 Plan”). The 2014 Plan provides for a reserve of 3,083,353 shares, which consists of 2,000,000 new shares of common stock available for issuance and 1,083,353 shares of common stock that were available for issuance under the 2006 Plan prior to the 2014 Plan replacing it. The Company filed a Form S-8 registration statement related to the 2014 Plan on June 3, 2014, which was amended on July 18, 2014.

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. For options granted during the nine months ended September 30, 2014, the fair value was estimated using the following assumptions: (i) volatility of 28.92%; (ii) expected term of 4.82 years; (iii) risk free interest rate of 1.44%; and (iv) expected dividend yield of 7%. A summary of the activity of stock option awards issued and outstanding under Company plans is as follows for the nine months ended September 30, 2014:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at December 31, 2013	849	$19.67	6.39	$10,654
Options granted	227	32.41
Options exercised	(338)	19.34
Options forfeited/canceled/expired	(24)	26.27

Options outstanding at September 30, 2014	714	$23.64	6.91	$10,425

Options vested and expected to vest at September 30, 2014	683	$23.36	6.82	$10,146

Options exercisable at September 30, 2014	410	$20.64	5.89	$7,200

For the nine months ended September 30, 2014 and September 30, 2013, the amount of stock-based compensation expense related to stock options was $0.9 million and $1.0 million, respectively. As of September 30, 2014, the Company had $1.0 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.1 years.

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

A summary of the activity of restricted stock outstanding is as follows for the nine months ended September 30, 2014:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at December 31, 2013	734	$26.87
Granted	310	32.24
Vested	(291)	22.03
Forfeited/canceled	(22)	32.58

Restricted stock outstanding at September 30, 2014	731	$30.95

During the nine months ended September 30, 2014, the Company granted approximately 310,000 shares of restricted stock to certain employees and executive officers. Of these awards, 90,000 are performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2014, 2015 and 2016.

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

For the nine months ended September 30, 2014 and September 30, 2013, the Company recognized $5.4 million and $4.8 million, respectively, of compensation expense related to its restricted stock awards. As of September 30, 2014, the Company had $17.0 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 2.7 years.

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

The Plan is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Plan are made on the last day of each month. During the nine months ended September 30, 2014, 8,348 shares of the Company’s common stock were issued in connection with the Plan.

7. EARNINGS PER SHARE

Basic income per common share is computed by dividing the income from continuing operations attributable to The GEO Group, Inc. shareholders by the weighted average number of outstanding shares of common stock. The calculation of diluted income per common share is similar to that of basic income per common share except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted income from continuing operations per common share was calculated for the three and nine months ended September 30, 2014 and September 30, 2013 as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income	$38,965	$32,174	$105,859	$89,831
Net income attributable to noncontrolling interests	26	(12)	20	(42)

Net income attributable to The GEO Group, Inc.	38,991	32,162	105,879	89,789
Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	72,380	71,201	71,862	71,046

Per share amount - continuing operations	$0.54	$0.45	$1.47	$1.26

Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	72,380	71,201	71,862	71,046
Effect of dilutive securities: Stock options and restricted stock	257	454	268	511

Weighted average shares assuming dilution	72,637	71,655	72,130	71,557

Per share amount - continuing operations	$0.54	$0.45	$1.47	$1.25

Three Months

For the three months ended September 30, 2014, no shares of common stock underlying options or restricted stock were anti-dilutive.

For the three months ended September 30, 2013, 1,589 weighted average common stock equivalents from restricted stock awards were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were no shares of common stock underlying options that were anti-dilutive.

Nine Months

For the nine months ended September 30, 2014, 165,965 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 288 restricted shares that were anti-dilutive.

For the nine months ended September 30, 2013, no shares of common stock underlying options or restricted stock were anti-dilutive.

8. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

Australia - Fullham

The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on its variable rate non-recourse debt (related to its Fullham facility) to 9.7%. The Company has determined the swap, which has a notional amount of AUD 50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt, to be an effective cash flow hedge. Accordingly, the Company records the change in the fair value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total unrealized gains recorded in other comprehensive income, net of tax, related to this cash flow hedge was not significant for the nine months ended September 30, 2014. The total fair value of the swap liability as of September 30, 2014 and December 31, 2013 was $0.3 million and $0.4 million, respectively, and is recorded as a component of other non-current assets within the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).

Australia - Ravenhall

In September 2014, the Company’s Australian subsidiary entered into interest rate swap agreements to fix the interest rate on its variable rate non-recourse debt related to a prison project in Ravenhall, a locality near Melbourne, Australia to 3.3% during the design and construction phase and 4.2% during the project’s operating phase. Refer to Note 11 - Ravenhall Prison Project. The swaps’ notional amounts coincide with construction draw fixed commitments throughout the project. At September 30, 2014, the swaps had a notional value of approximately AUD 85.0 million, or $74.0 million, based on exchange rates at September 30, 2014, related to the outstanding draws for the design and construction phase and approximately AUD 486.0 million, or $424.0 million, based on exchange rates at September 30, 2014, related to future construction draws. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the non-recourse debt and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in the fair value of the interest rate swaps in accumulated other comprehensive income, net of applicable income taxes. Total unrealized losses recorded in other comprehensive income, net of tax, related to this cash flow hedge were approximately $(4.9) million during the three and nine months ended September 30, 2014. The total fair value of the swap liability as of September 30, 2014 was $(7.0) million and is recorded as a component of Other Non-Current liabilities within the accompanying consolidated balance sheet. There was no material ineffectiveness for the periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss).

Additionally, upon completion and commercial acceptance of the prison project, the Department of Justice in the State of Victoria (the “State”) in accordance with the prison contract, will make a lump sum payment of AUD 310 million, or $270.5 million, based on exchange rates at September 30, 2014, towards a portion of the outstanding principal of the non-recourse debt. The Company’s Australian subsidiary also entered into interest rate cap agreements in September 2014 giving the Company the option to cap the interest rate on its variable non-recourse debt related to the project in the event that the completion of the prison project is delayed which could delay the State’s payment. The Company paid $1.7 million for the interest rate cap agreements. These instruments do not meet the requirements for hedge accounting, and therefore, changes in fair value of the interest rate caps are recorded in earnings. During the three and nine months ended September 30, 2014, the Company recorded a loss of $0.5 million related to a decline in the fair value of the interest rate cap assets. As of September 30, 2014, the interest rate cap assets had a fair value of $1.2 million which is included in Other Non-Current Assets in the accompanying consolidated balance sheet.

9. DEBT

Debt outstanding as of September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Senior Credit Facility:
Term loan	$296,250	$298,500
Revolver	40,000	340,000

Total Senior Credit Facility	$336,250	$638,500
5.875% Senior Notes
Notes Due in 2024	250,000	—
5.125% Senior Notes:
Notes due in 2023	300,000	300,000
5 7⁄8% Senior Notes
Notes Due in 2022	250,000	250,000
6.625% Senior Notes:
Notes due in 2021	300,000	300,000
Non-Recourse Debt :
Non-Recourse Debt	154,466	85,091
Unamortized discount on non-recourse debt	(753)	(960)

Total Non-Recourse Debt	153,713	84,131
Capital Lease Obligations	11,177	11,924
Other debt	93	221

Total debt	1,601,233	1,584,776
Current portion of capital lease obligations, long-term debt and non-recourse debt	(22,475)	(22,163)
Capital Lease Obligations, long-term portion	(10,132)	(10,924)
Non-Recourse Debt, long-term portion	(135,347)	(66,153)

Long-Term Debt	$1,433,279	$1,485,536

Credit Agreement

On August 27, 2014, the Company executed a second amended and restated credit agreement by and among the Company and GEO Corrections Holdings, Inc., as Borrowers, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (the “Credit Agreement”).

The Credit Agreement evidences a credit facility (the “Credit Facility”) consisting of a $296.3 million term loan (the “Term Loan”) bearing interest at LIBOR plus 2.50% (with a LIBOR floor of .75%), and a $700.0 million revolving credit facility (the “Revolver”) initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD 225.0 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars (the “Australian LC Facility”). At September 30, 2014, the Company had approximately AUD 214.0 million in letters of credit outstanding under the Australian LC Facility in connection with certain performance and financing guarantees related to the Ravenhall Prison Project - Refer to Note 11. Amounts to be borrowed by the Company under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The Revolver component is scheduled to mature on August 27, 2019 and the Term Loan component is scheduled to mature on April 3, 2020. In connection with the amendment, the Company wrote off approximately $0.4 million of deferred financing costs pertaining to the former credit facility. The Company capitalized $3.1 million of deferred finance costs in connection with the new Credit Facility.

The Credit Agreement contains certain customary representations and warranties, and certain customary covenants that restrict the Company’s ability to, among other things (i) create, incur or assume any indebtedness, (ii) create, incur, assume or permit liens, (iii) make loans and investments, (iv) engage in mergers, acquisitions and asset sales, (v) make certain restricted payments, (vi) issue, sell or otherwise dispose of capital stock, (vii) engage in transactions with affiliates, (viii) allow the total leverage ratio to exceed 5.75 to 1.00, allow the senior secured leverage ratio to exceed 3.50 to 1.00 or allow the interest coverage ratio to be less than 3.00 to 1.00, (ix) cancel, forgive, make any voluntary or optional payment or prepayment on, or redeem or acquire for value any senior notes, except as permitted, (x) alter the business the Company conducts, and (xi) materially impair the

Company’s lenders’ security interests in the collateral for its loans. The restricted payments covenant remains consistent with the Company’s election to be treated as a real estate investment trust under the Internal Revenue Code of 1986, effective as of January 1, 2013.

Events of default under the Credit Agreement include, but are not limited to, (i) the Company’s failure to pay principal or interest when due, (ii) the Company’s material breach of any representation or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) certain material environmental liability claims which have been asserted against the Company, and (viii) a change in control. The Company was in compliance with the all of the covenants of the Credit Agreement as of September 30, 2014.

All of the obligations under the Credit Agreement are unconditionally guaranteed by certain domestic subsidiaries of the Company and the Credit Agreement and the related guarantees are secured by a perfected first-priority pledge of substantially all of the Company’s present and future tangible and intangible domestic assets and all present and future tangible and intangible domestic assets of each guarantor, including but not limited to a first-priority pledge of all of the outstanding capital stock owned by the Company and each guarantor in their domestic subsidiaries.

As of September 30, 2014, the Company had $296.3 million in aggregate borrowings outstanding under the Term Loan, $40.0 million in borrowings under the Revolver, and approximately $61.0 million in letters of credit which left $599.0 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of September 30, 2014 was 3.2%.

5.875% Senior Notes

On September 25, 2014, the Company completed an offering of $250.0 million aggregate principal amount of senior unsecured notes. The notes will mature on October 15, 2024 and have a coupon rate and yield to maturity of 5.875%. Interest is payable semi-annually in cash in arrears on April 15 and October 15, beginning April 15, 2015. The 5.875% Senior Notes are guaranteed on a senior unsecured basis by all the Company’s restricted subsidiaries that guarantee obligations. The 5.875% Senior Notes rank equally in right of payment with any unsecured, unsubordinated indebtedness of the Company and the guarantors, including the Company’s 6.625% senior notes due 2021, the 5 7⁄8% senior notes due 2022, the 5.125% senior notes due 2023, and the guarantors’ guarantees thereof, senior in right of payment to any future indebtedness of the Company and the guarantors that is expressly subordinated to the 5.875% Senior Notes and the guarantees, effectively junior to any secured indebtedness of the Company and the guarantors, including indebtedness under the Company’s senior credit facility, to the extent of the value of the assets securing such indebtedness, and structurally junior to all obligations of the Company’s subsidiaries that are not guarantors. The sale of the 5.875% Senior Notes was registered under the Company’s automatic shelf registration statement on Form S-3 filed on September 12, 2014. The Company capitalized $3.8 million of deferred financing costs in connection with the offering.

At any time prior to October 15, 2017, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of outstanding 5.875% Senior Notes issued under the indenture governing the 5.875% Senior Notes (including any additional notes) at a redemption price of 105.875% of their principal amount, plus accrued and unpaid interest, if any, to the redemption date. In addition, the Company may, at its option, redeem the 5.875% Senior Notes in whole or in part before October 15, 2019 at a redemption price equal to 100% of the principal amount of the 5.875% Senior Notes being redeemed plus a “make-whole” premium, together with accrued and unpaid interest, if any, to the redemption date.

On or after October 15, 2019, the Company may, at its option, redeem all or part of the 5.875% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if any, on the 5.875% Senior Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on October 15 of the years indicated below:

Year	Percentage
2019	102.938%
2020	101.958%
2021	100.979%
2022 and thereafter	100.000%

The indenture contains covenants which, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional indebtedness or issue preferred stock, make dividend payments or other restricted payments (other than the payment of dividends or other distributions, or any other actions necessary to maintain the Company’s status as a real estate investment trust), create liens, sell assets, engage in sale and lease back transactions, create or permit restrictions on the ability of the restricted subsidiaries to pay dividends or make other distributions to the Company, enter into transactions with affiliates, and enter into mergers, consolidations or sales of all or substantially all of their assets. These covenants are subject to a number of limitations and exceptions as set forth in the indenture.

The indenture also contains events of default with respect to, among other things, the following: failure by the Company to pay interest on the 5.875% Senior Notes when due, which failure continues for 30 days; failure by the Company to pay the principal of, or premium, if any, on, the 5.875% Senior Notes when due; failure by the Company or any of its restricted subsidiaries to comply with their obligations to offer to repurchase the 5.875% Senior Notes at the option of the holders of the 5.875% Senior Notes upon a change of control, to offer to redeem the 5.875% Senior Notes under certain circumstances in connection with asset sales with excess proceeds in excess of $25.0 million or to observe certain restrictions on mergers, consolidations and sales of substantially all of their assets; the failure by the Company or any guarantor to comply with any of the other agreements in the indenture, which failure continues for 60 days after notice; and certain events of bankruptcy or insolvency of GEO or a restricted subsidiary that is a significant subsidiary or any group of restricted subsidiaries that together would constitute a significant subsidiary. The Company was in compliance with all of the covenants of the indenture governing the 5.875% Senior Notes as of September 30, 2014.

5.125% Senior Notes

Interest on the 5.125% Senior Notes accrues at the stated rate. The Company pays interest semi-annually in arrears on April 1 and October 1 of each year. On or after April 1, 2018, the Company may, at its option, redeem all or part of the 5.125% Senior Notes at the redemption prices set forth in the indenture governing the 5.125% Senior Notes. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors (Refer to Note 16-Condensed Consolidating Financial Information). The Company was in compliance with all of the covenants of the indenture governing the 5.125% Senior Notes as of September 30, 2014.

5 7⁄8% Senior Notes

Interest on the 5 7⁄8% Senior Notes accrues at the stated rate. The Company pays interest semi-annually in arrears on January 15 and July 15 of each year. On or after January 15, 2017, the Company may, at its option, redeem all or part of the 5 7⁄8% Senior Notes at the redemption prices set forth in the indenture governing the 5 7⁄8% Senior Notes. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors (Refer to Note 16-Condensed Consolidating Financial Information). The Company was in compliance with all of the covenants of the indenture governing the 5 7⁄8% Senior Notes as of September 30, 2014.

6.625% Senior Notes

Interest on the 6.625% Senior Notes accrues at the stated rate. The Company pays interest semi-annually in arrears on February 15 and August 15 of each year. On or after February 15, 2016, the Company may, at its option, redeem all or part of the 6.625% Senior Notes at the redemption prices set forth in the indenture governing the 6.625% Senior Notes. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors (Refer to Note 16-Condensed Consolidating Financial Information). The Company was in compliance with all of the covenants of the indenture governing the 6.625% Senior Notes as of September 30, 2014.

Non-Recourse Debt

Northwest Detention Center

The remaining balance of the original debt service requirement under the $57.0 million note payable (“2003 Revenue Bonds”) and the $54.4 million note payable (“2011 Revenue Bonds”) to the Washington Economic Finance Authority (“WEDFA”) matured in October 2014 and will mature in October 2021 with fixed coupon rates ranging from 4.10% to 5.25%, respectively, is $61.2 million, of which $11.8 million is classified as current in the accompanying consolidated balance sheet as of September 30, 2014. The payment of principal and interest on the 2011 Revenue Bonds and the 2003 Revenue Bonds issued by WEDFA is non-recourse to GEO.

As of September 30, 2014, included in current restricted cash and investments and non-current restricted cash and investments is $17.1 million of funds held in trust for debt service and other reserves with respect to the above mentioned notes payable to WEDFA.

Australia - Fullham

The non-recourse obligation to the Company totaled $19.1 million (AUD 21.9 million) and $23.9 million (AUD 26.9 million), based on the exchange rates in effect at September 30, 2014 and December 31, 2013, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, based on exchange rates as of September 30, 2014, was $4.4 million. This amount is included in non-current restricted cash and investments and the annual maturities of the future debt obligation are included in Non-Recourse Debt in the accompanying consolidated balance sheets.

Australia - Ravenhall

In connection with a new design and build prison project agreement with the State, the Company entered into a syndicated facility agreement (the “Construction Facility”) with National Australia Bank Limited to provide debt financing for construction of the project. Refer to Note 11 - Ravenhall Prison Project. The Construction Facility provides for non-recourse funding up to AUD 791.0 million, or $690.3 million, based on exchange rates as of September 30, 2014. Construction draws will be funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility is through October 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. After October 2019, the Construction Facility will be converted to a term loan with payments due quarterly beginning in 2018 through 2041. In accordance with the terms of the Construction Facility, upon completion and commercial acceptance of the prison, in accordance with prison contract, the State will make a lump sum payment of AUD 310 million, or $270.5 million, based on exchange rates as of September 30, 2014, towards a portion of the outstanding principal. The remaining outstanding principal balance will be repaid over the term of the operating agreement. As of September 30, 2014, $74.2 million was outstanding under the Construction Facility. The Company also entered into interest rate swap and interest rate cap agreements related to its non-recourse debt in connection with the project. Refer to Note 8 - Derivative Financial Instruments.

Guarantees

Australia

The Company has entered into certain guarantees in connection with the financing and construction performance of a facility in Australia (Refer to Note 11 - Ravenhall Prison Project). The obligations amounted to approximately AUD 214.0 million, or $186.8 million, based on exchange rates as of September 30, 2014. These guarantees are secured by outstanding letters of credit under the Company’s Revolver as of September 30, 2014.

At September 30, 2014, the Company also had nine other letters of credit outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $13.2 million.

South Africa

In connection with the creation of South African Custodial Services Pty. Limited (“SACS”), the Company entered into certain guarantees related to the financing, construction and operation of the prison. As of September 30, 2014, the Company guaranteed obligations amounting to 28.4 million South African Rand, or $2.5 million based on exchange rates as of September 30, 2014. In the event SACS is unable to maintain the required funding in a rectification account maintained for the payment of certain costs in the event of contract termination, a previously existing guarantee by the Company for the shortfall will need to be re-instated. The remaining guarantee of 28.4 million South African Rand is secured by outstanding letters of credit under the Company’s Revolver as of September 30, 2014.

In addition to the above, the Company has also agreed to provide a loan, if required, of up to 20 million South African Rand, or $1.8 million based on exchange rates as of September 30, 2014, referred to as the Shareholder’s Loan, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the standby facility, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Shareholder’s Loan expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. The lenders’ ability to draw on the Shareholder’s Loan is limited to certain circumstances, including termination of the contract.

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

Canada

In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a trust. The potential estimated exposure of these obligations is Canadian Dollar (“CAD”) 2.5 million, or $2.2 million, based on exchange rates as of September 30, 2014, commencing in 2017. The Company has a liability of $2.0 million related to this exposure included in Other Non-Current Liabilities as of September 30, 2014 and December 31, 2013, respectively. To secure this guarantee, the Company purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset equal to the current fair value of those securities included in Other Non-Current Assets as of September 30, 2014 and December 31, 2013 on its consolidated balance sheets. The Company does not currently operate or manage this facility.

United Kingdom

In connection with the creation of GEOAmey, the Company and its joint venture partner guarantee the availability of working capital in equal proportion to ensure that GEOAmey can comply with current and future contractual commitments related to the performance of its operations. The Company and the 50% joint venture partner have each extended a £12 million line of credit of which £12.0 million, or $19.5 million, based on exchange rates as of September 30, 2014, was outstanding as of September 30, 2014. The Company’s maximum exposure relative to the joint venture is its note receivable of $19.5 million, which is included in Other Non-Current Assets in the accompanying consolidated balance sheets, and future financial support necessary to guarantee performance under the contract.

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

Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing capital projects will be $224.0 million of which $62.5 million was spent through the third quarter of 2014. The Company estimates the remaining capital requirements related to these capital projects will be $161.5 million which will be spent through fiscal year 2015. Included in these commitments is a contractual commitment to provide a capital contribution towards the design and construction of a prison project in Ravenhall, a locality near Melbourne, Australia, in the amount of AUD 115.0 million, or $100.1 million, based on exchange rates as of September 30, 2014. Refer to Note 11 - Ravenhall Prison Project. This capital contribution is expected to be made in January 2017.

Additionally, in connection with the Ravenhall Prison Project, the Company has a contractual commitment for construction of the facility and has entered into a syndicated facility agreement with National Australia Bank Limited to provide funding for the project up to AUD 791.0 million, or $690.3 million, based on exchange rates as of September 30, 2014. Refer to Note 9 - Debt.

Contract Awards

On September 16, 2014, GEO announced that GEO was awarded a contract with the Department of Justice in the State of Victoria for the development and operation of a new 1,300-bed capacity prison (the “Facility”) in Ravenhall, a locality near Melbourne, Australia. Refer to Note 11 - Ravenhall Prison Project.

On September 10, 2014, GEO announced that the Company’s wholly-owned subsidiary, BI has been awarded a contract by U.S. Immigration and Customs Enforcement (“ICE”) for the continued provision of case management and supervision services under the Intensive Supervision and Appearance Program (“ISAP”). The contract has a term of five years, inclusive of option periods, effective September 8, 2014.

Idle Facilities

The Company is currently marketing approximately 5,800 vacant beds at five of its idle facilities to potential customers. The carrying values of these idle facilities, which are included in Property and Equipment, Net in the accompanying consolidated balance sheets, totaled $185.0 million as of September 30, 2014, excluding equipment and other assets that can be easily transferred for use at other facilities.

11. RAVENHALL PRISON PROJECT

On September 16, 2014, GEO’s newly formed wholly-owned subsidiary, GEO Ravenhall Pty. Ltd. in its capacity as trustee of another newly formed wholly-owned subsidiary, GEO Ravenhall Trust (“Project Co”), signed the Ravenhall Prison Project Agreement (“Ravenhall Contract”) with the State for the development and operation of a new 1,000-bed Facility in Ravenhall, a locality near Melbourne, Australia under a Public-Private Partnership financing structure. The Facility will also have the capacity to house 1,300 inmates should the State have the need for additional beds in the future. The design and construction phase (“D&C Phase”) of the agreement began in September 2014 with completion expected towards the end of 2017. Project Co is the primary developer during the D&C Phase and has subcontracted with a bonded international design and build contractor to design and construct the Facility. Once constructed and commercially accepted, GEO’s wholly-owned subsidiary, the GEO Group Australasia Pty. Ltd. (“GEO Australia”) will operate the Facility under a 25-year management contract (“Operating Phase”). During the D&C Phase, GEO Australia will also provide construction management and consultant services to the State.

The cost of the project during the D&C Phase will be funded by debt financing along with a capital contribution by GEO expected to be contributed in January 2017. Another wholly-owned subsidiary of GEO, Ravenhall Finance Co Pty. Limited (“Finance Co”), has entered into a syndicated facility agreement with National Australia Bank Limited to provide the debt financing for the project. Refer to Note 9 - Debt. In order to fix the interest rate on this variable non-recourse debt, Finance Co has entered into interest rate swap and interest rate cap agreements. Refer to Note 8 - Derivative Financial Instruments. Upon completion and commercial acceptance of the Facility, in accordance with the Ravenhall Contract, the State will make a lump sum payment of AUD 310 million, or $270.5 million, based on exchange rates as of September 30, 2014, towards a portion of the outstanding principal.

The Company’s revenue recognition policy with respect to the Ravenhall Contract is as follows:

As the Ravenhall Contract contains multiple element arrangements where the Company is providing project development services during the D&C Phase along with facility management services during the Operating Phase, the Company follows the revenue recognition guidance under ASC 605-25, Multiple-Element Arrangements. This revenue recognition guidance related to multiple deliverables provides guidance on determining if separate contracts should be evaluated as a single arrangement and if an arrangement involves a single unit of accounting or separate units of accounting. If the arrangement is determined to have separate units, this guidance also provides guidance on how to allocate amounts received in the arrangement for revenue recognition purposes. In instances where the Company provides these project development services and subsequent facility management services, generally, the arrangement results in no delivered items at the onset of the agreement. The elements are delivered over the contract period as the project development and facility management services are performed.

The Company has determined that the significant deliverables in the arrangement during the D&C Phase (design and construction) and the Operating Phase (facility management contract) qualify as separate units of accounting. With respect to the deliverables during the Operating Phase under the management contract, the Company regularly negotiates such contracts and provides management services to customers outside of any arrangement for construction. The Company establishes per diem rates for all of its management contracts based on, amongst other factors, expected and guaranteed occupancy, costs of providing the services and desired margins. As such, the fair value of the consideration to each deliverable was determined using the Company’s estimated selling price for the design and construction deliverable and vendor specific objective evidence for the facility management services deliverable. With regard to the general timing of revenue recognition during the Ravenhall Contract, revenue will be recognized during the D&C Phase using the percentage-of-completion method as construction and construction management services are incurred and revenue will be recognized during the Operating Phase as the services are provided over the twenty-five year term of the management agreement.

In accordance with ASC 605-35, Construction-Type and Production-Type Contracts, during the D&C Phase the Company will recognize revenue as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to the estimated total costs for the design and construction of the Facility. Costs incurred and estimated earnings in excess of billings is classified as Contract Receivable in the accompanying consolidated balance sheets. Contract Receivable is recorded at net present value based on the timing of expected future settlement. As the primary contractor, Project Co is exposed to the various risks associated with the D&C Phase. Accordingly, the Company will record construction revenue on a gross basis and include the related cost of construction activities in Operating Expenses within the Facility Construction and Design segment. Reimbursable pass through costs are excluded from revenues and expenses. Refer to Note 1 to the consolidated financial statements included the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for the Company’s full revenue recognition policy as it relates to construction revenue.

During the Operating Phase, revenue will be recognized as services are performed under the management contract based on a fixed monthly rate. Refer to Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for the Company’s full revenue recognition policy as it relates to facility management revenue.

12. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the U.S. Corrections & Detention segment; the GEO Community Services segment; the International Services segment; and the Facility Construction & Design segment. The Company’s segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues:
U.S. Corrections & Detention	$281,550	$253,414	$824,448	$756,229
GEO Community Services	86,610	76,879	245,723	225,892
International Services	50,874	49,549	154,843	156,405
Facility Construction & Design (2)	38,866	—	38,866	—

Total revenues	$457,900	$379,842	$1,263,880	$1,138,526

Operating income:
U.S. Corrections & Detention	$67,450	$50,826	$190,983	$161,550
GEO Community Services	23,504	17,128	61,164	53,387
International Services (1)	62	4,097	4,978	9,163
Facility Construction & Design (2)	589	—	589	—

Operating income from segments	$91,605	$72,051	$257,714	$224,100

(1)	Operating income in the International Services segment decreased primarily due to bid costs incurred during the three months ended September 30, 2014 at GEO’s subsidiary in the United Kingdom. Additionally, operating income during the three months ended September 30, 2014 includes a non-cash mark-to-market negative adjustment on a derivative instrument held by GEO’s Australian subsidiary.
(2)	The Company began the design and construction of a new prison contract located in Ravenhall, a locality near Melbourne, Australia. Refer to Note 11 - Ravenhall Prison Project.

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Total operating income from segments	$91,605	$72,051	$257,714	$224,100
Unallocated amounts:
General and Administrative Expenses	(28,287)	(27,222)	(84,937)	(86,625)
Net Interest Expense	(20,360)	(20,485)	(60,058)	(58,580)
Loss on Extinguishment of Debt	—	(1,451)	—	(6,978)

Income before income taxes and equity in earnings of affiliates	$42,958	$22,893	$112,719	$71,917

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

The Company has recorded $1.3 million and $3.6 million in earnings, net of tax, for SACS operations during the three and nine months ended September 30, 2014, respectively, and $1.3 million and $3.8 million during the three and nine months ended September 30, 2013, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of September 30, 2014 and December 31, 2013, the Company’s investment in SACS was $9.2 million and $8.1 million, respectively.

The Company has recorded $0.3 million and $0.6 million in earnings, net of tax, for GEOAmey’s operations during the three and nine months ended September 30, 2014, respectively and $0.2 million and $0.1 million in losses during the three and nine months ended September 30, 2013, respectively, which are included in equity in earnings of affiliates, net of income tax provision, in the accompanying consolidated statements of operations. As of September 30, 2014 and December 31, 2013, the Company’s investment in GEOAmey was $(2.4) million and $(3.0) million, respectively, and represents its share of cumulative reported losses. Losses in excess of the Company’s investment have been recognized as the Company has provided certain loans and guarantees to provide financial support to GEOAmey. Refer to Note 9 - Debt.

13. BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Nine Months Ended September 30, 2014	Year Ended December 2013
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$20,032	$19,761
Service cost	613	925
Interest cost	701	829
Actuarial gain	—	(1,229)
Benefits paid	(219)	(254)

Projected benefit obligation, end of period	$21,127	$20,032

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	219	254
Benefits paid	(219)	(254)

Plan assets at fair value, end of period	$—	$—

Unfunded Status of the Plan	$(21,127)	$(20,032)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Components of Net Periodic Benefit Cost
Service cost	$307	$232	$613	$694
Interest cost	351	207	701	622
Net loss	31	66	95	197

Net periodic pension cost	$689	$505	$1,409	$1,513

The long-term portion of the pension liability as of September 30, 2014 and December 31, 2013 was $20.9 million and $19.9 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

14. RECENT ACCOUNTING PRONOUNCEMENTS

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

15. SUBSEQUENT EVENTS

Dividend

On November 5, 2014, the Board of Directors declared a quarterly cash dividend of $0.62 per share of common stock, which is to be paid on November 26, 2014 to shareholders of record as of the close of business on November 17, 2014.

16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of September 30, 2014, the Company’s 6.625% Senior Notes, 5.125% Senior Notes, 5 7/8% Senior Notes and 5.875% Senior Notes were fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”). The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended September 30, 2014
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$141,631	$337,769	$92,300	$(113,800)	$457,900
Operating expenses	115,580	257,645	82,791	(113,800)	342,216
Depreciation and amortization	6,395	16,554	1,130	—	24,079
General and administrative expenses	8,352	14,295	5,640	—	28,287

Operating income	11,304	49,275	2,739	—	63,318
Interest income	5,593	966	953	(6,464)	1,048
Interest expense	(11,716)	(14,258)	(1,898)	6,464	(21,408)

Income before income taxes and equity in earnings of affiliates	5,181	35,983	1,794	—	42,958
Income tax provision	—	4,528	1,009	—	5,537
Equity in earnings of affiliates, net of income tax provision	—	—	1,544	—	1,544

Income before equity in income of consolidated subsidiaries	5,181	31,455	2,329	—	38,965
Income from consolidated subsidiaries, net of income tax provision	33,784	—	—	(33,784)	—

Net income	38,965	31,455	2,329	(33,784)	38,965
Net loss attributable to noncontrolling interests	—	—	26	—	26

Net income attributable to The GEO Group, Inc.	$38,965	$31,455	$2,355	$(33,784)	$38,991

Net income	$38,965	$31,455	$2,329	$(33,784)	$38,965
Other comprehensive income (loss), net of tax	—	19	(8,002)	—	(7,983)

Total comprehensive income (loss)	$38,965	$31,474	$(5,673)	$(33,784)	$30,982
Comprehensive loss attributable to noncontrolling interests	—	—	49	—	49

Comprehensive income (loss) attributable to The GEO Group, Inc.	$38,965	$31,474	$(5,624)	$(33,784)	$31,031

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended September 30, 2013
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$131,159	$301,244	$52,584	$(105,145)	$379,842
Operating expenses	115,671	233,143	40,234	(105,145)	283,903
Depreciation and amortization	6,266	16,411	1,211	—	23,888
General and administrative expenses	9,235	14,314	3,673	—	27,222

Operating income	(13)	37,376	7,466	—	44,829
Interest income	11,358	382	980	(11,636)	1,084
Interest expense	(10,650)	(20,328)	(2,227)	11,636	(21,569)

Loss on early extinguishment of debt	—	(1,451)	—	—	(1,451)

Income (loss) before income taxes and equity in earnings of affiliates	695	15,979	6,219	—	22,893
Income tax (benefit) provision	(5,673)	(3,300)	1,218	—	(7,755)
Equity in earnings of affiliates, net of income tax provision	—	—	1,526	—	1,526

Income before equity in income of consolidated subsidiaries	6,368	19,279	6,527	—	32,174
Income from consolidated subsidiaries, net of income tax provision (benefit)	25,806	—	—	(25,806)	—

Income from continuing operations	32,174	19,279	6,527	(25,806)	32,174
Net income from discontinued operations	(2,265)	—	—	—	(2,265)

Net income	29,909	19,279	6,527	(25,806)	29,909
Net income attributable to noncontrolling interests	—	—	(12)	—	(12)

Net income attributable to The GEO Group, Inc.	$29,909	$19,279	$6,515	$(25,806)	$29,897

Net income	$29,909	$19,279	$6,527	$(25,806)	$29,909
Other comprehensive income, net of tax	—	40	608	—	648

Total comprehensive income	$29,909	$19,319	$7,135	$(25,806)	$30,557
Comprehensive income attributable to noncontrolling interests	—	—	(4)	—	(4)

Comprehensive income attributable to The GEO Group, Inc.	$29,909	$19,319	$7,131	$(25,806)	$30,553

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30, 2014
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$415,468	$980,181	$201,391	$(333,160)	$1,263,880
Operating expenses	333,992	760,159	173,206	(333,160)	934,197
Depreciation and amortization	19,242	49,357	3,370	—	71,969
General and administrative expenses	26,773	45,186	12,978	—	84,937

Operating income	35,461	125,479	11,837	—	172,777
Interest income	16,208	2,017	2,382	(18,003)	2,604
Interest expense	(33,913)	(41,379)	(5,373)	18,003	(62,662)

Income before income taxes and equity in earnings of affiliates	17,756	86,117	8,846	—	112,719
Income tax provision	—	8,493	2,569	—	11,062
Equity in earnings of affiliates, net of income tax provision	—	—	4,202	—	4,202

Income before equity in income of consolidated subsidiaries	17,756	77,624	10,479	—	105,859
Income from consolidated subsidiaries, net of income tax provision	88,103	—	—	(88,103)	—

Net income	105,859	77,624	10,479	(88,103)	105,859
Net loss attributable to noncontrolling interests	—	—	20	—	20

Net income attributable to The GEO Group, Inc.	$105,859	$77,624	$10,499	$(88,103)	$105,879

Net income	$105,859	$77,624	$10,479	$(88,103)	$105,859
Other comprehensive income (loss), net of tax	—	58	(6,359)	—	(6,301)

Total comprehensive income (loss)	$105,859	$77,682	$4,120	$(88,103)	$99,558
Comprehensive loss attributable to noncontrolling interests	—	—	51	—	51

Comprehensive income (loss) attributable to The GEO Group, Inc.	$105,859	$77,682	$4,171	$(88,103)	$99,609

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30, 2013
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$363,508	$927,893	$165,553	$(318,428)	$1,138,526
Operating expenses	317,189	712,814	132,371	(318,428)	843,946
Depreciation and amortization	17,963	48,849	3,668	—	70,480
General and administrative expenses	26,589	47,926	12,110	—	86,625

Operating income	1,767	118,304	17,404	—	137,475
Interest income	19,347	1,291	3,199	(20,404)	3,433
Interest expense	(30,942)	(44,467)	(7,008)	20,404	(62,013)

Loss on early extinguishment of debt	(2,600)	(4,378)	—	—	(6,978)

Income (loss) before income taxes and equity in earnings of affiliates	(12,428)	70,750	13,595	—	71,917
Income tax (benefit) provision	(14,679)	(2,668)	3,205	—	(14,142)
Equity in earnings of affiliates, net of income tax provision	—	—	3,772	—	3,772

Income before equity in income of consolidated subsidiaries	2,251	73,418	14,162	—	89,831
Income from consolidated subsidiaries, net of income tax provision (benefit)	87,580	—	—	(87,580)	—

Income from continuing operations	89,831	73,418	14,162	(87,580)	89,831
Net income from discontinued operations	(2,265)	—	—	—	(2,265)

Net income	87,566	73,418	14,162	(87,580)	87,566
Net income attributable to noncontrolling interests	—	—	(42)	—	(42)

Net income attributable to The GEO Group, Inc.	$87,566	$73,418	$14,120	$(87,580)	$87,524

Net income	$87,566	$73,418	$14,162	$(87,580)	$87,566
Other comprehensive income, net of tax	—	121	(5,912)	—	(5,791)

Total comprehensive income	87,566	73,539	8,250	(87,580)	81,775
Comprehensive income attributable to noncontrolling interests	—	—	38	—	38

Comprehensive income attributable to The GEO Group, Inc.	$87,566	$73,539	$8,288	$(87,580)	$81,813

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

	As of September 30, 2014
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$19,095	$4,744	$28,841	$—	$52,680
Restricted cash and investments	—	—	14,448	—	14,448
Accounts receivable, less allowance for doubtful accounts	94,598	148,909	23,261	—	266,768
Current deferred income tax assets	—	19,236	1,700	—	20,936
Prepaid expenses and other current assets	9,396	13,496	16,705	(1,154)	38,443

Total current assets	123,089	186,385	84,955	(1,154)	393,275

Restricted Cash and Investments	212	13,231	7,917	—	21,360
Property and Equipment, Net	715,243	957,561	84,258	—	1,757,062
Contract Receivable	—	—	51,998	—	51,998
Direct Finance Lease Receivable	—	—	11,584	—	11,584
Intercompany Receivable	962,384	139,381	—	(1,101,765)	—
Non-Current Deferred Income Tax Assets	—	—	4,821	—	4,821
Goodwill	34	493,391	650	—	494,075
Intangible Assets, Net	—	158,022	1,091	—	159,113
Investment in Subsidiaries	853,693	438,141	(70)	(1,291,764)	—
Other Non-Current Assets	25,987	106,666	51,986	(79,960)	104,679

Total Assets	$2,680,642	$2,492,778	$299,190	$(2,474,643)	$2,997,967

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$9,642	$48,855	$3,071	$—	$61,568
Accrued payroll and related taxes	—	34,649	15,582	—	50,231
Accrued expenses and other	36,541	77,763	16,225	(1,154)	129,375
Current portion of capital lease obligations, long-term debt and non-recourse debt	3,000	1,110	18,365	—	22,475

Total current liabilities	49,183	162,377	53,243	(1,154)	263,649

Non-Current Deferred Income Tax Liabilities	(2,675)	17,347	17	—	14,689
Intercompany Payable	129,832	957,569	14,364	(1,101,765)	—
Other Non-Current Liabilities	4,674	139,016	10,389	(79,960)	74,119
Capital Lease Obligations	—	10,132	—	—	10,132
Long-Term Debt	1,433,279	—	—	—	1,433,279
Non-Recourse Debt	—	—	135,347	—	135,347
Commitments & Contingencies and Other
Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,066,349	1,206,337	85,427	(1,291,764)	1,066,349
Noncontrolling Interests	—	—	403	—	403

Total Shareholders’ Equity	1,066,349	1,206,337	85,830	(1,291,764)	1,066,752

Total Liabilities and Shareholders’ Equity	$2,680,642	$2,492,778	$299,190	$(2,474,643)	$2,997,967

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

	As of December 31, 2013
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$30,730	$985	$20,410	$—	$52,125
Restricted cash and investments	—	—	11,518	—	11,518
Accounts receivable, less allowance for doubtful accounts	84,087	149,239	17,204	—	250,530
Current deferred income tax assets	—	19,236	1,700	—	20,936
Prepaid expenses and other current assets	17,834	21,032	11,524	(1,154)	49,236

Total current assets	132,651	190,492	62,356	(1,154)	384,345

Restricted Cash and Investments	167	11,158	7,024	—	18,349
Property and Equipment, Net	686,005	956,724	85,069	—	1,727,798
Direct Finance Lease Receivable	—	—	16,944	—	16,944
Intercompany Receivable	947,916	123,237	—	(1,071,153)	—
Non-Current Deferred Income Tax Assets	—	—	4,821	—	4,821
Goodwill	34	489,501	661	—	490,196
Intangible Assets, Net	—	162,160	1,240	—	163,400
Investment in Subsidiaries	898,333	421,218	—	(1,319,551)	—
Other Non-Current Assets	23,346	104,241	35,615	(79,691)	83,511

Total Assets	$2,688,452	$2,458,731	$213,730	$(2,471,549)	$2,889,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$29,866	$13,895	$3,525	$—	$47,286
Accrued payroll and related taxes	207	23,470	15,049	—	38,726
Accrued expenses and other	26,963	74,645	14,496	(1,154)	114,950
Current portion of capital lease obligations, long-term debt and non-recourse debt	3,000	1,185	17,978	—	22,163

Total current liabilities	60,036	113,195	51,048	(1,154)	223,125

Non-Current Deferred Income Tax Liabilities	(120)	14,792	17	—	14,689
Intercompany Payable	114,208	942,666	14,279	(1,071,153)	—
Other Non-Current Liabilities	5,270	138,743	639	(79,691)	64,961
Capital Lease Obligations	—	10,924	—	—	10,924
Long-Term Debt	1,485,536	—	—	—	1,485,536
Non-Recourse Debt	—	—	66,153	—	66,153
Commitments & Contingencies and Other
Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,023,522	1,238,411	81,140	(1,319,551)	1,023,522
Noncontrolling Interests	—	—	454	—	454

Total Shareholders’ Equity	1,023,522	1,238,411	81,594	(1,319,551)	1,023,976

Total Liabilities and Shareholders’ Equity	$2,688,452	$2,458,731	$213,730	$(2,471,549)	$2,889,364

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30, 2014
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:

Net cash provided by operating activities	$149,460	$53,506	$(38,341)	$164,625

Cash Flow from Investing Activities:
Acquisition of Protocol, cash consideration	—	(13,025)	—	(13,025)
Proceeds from sale of property and equipment	—	515	—	515
Change in restricted cash and investments	(212)	(2,073)	(3,767)	(6,052)
Capital expenditures	(41,020)	(34,432)	(2,261)	(77,713)

Net cash used in investing activities	(41,232)	(49,015)	(6,028)	(96,275)

Cash Flow from Financing Activities:
Proceeds from long-term debt	459,384	—	—	459,384
Payments on long-term debt	(508,400)	(732)	—	(509,132)
Payments on non-recourse debt	—	—	(4,511)	(4,511)
Proceeds from non-recourse debt	—	—	74,191	74,191
Taxes paid related to net share settlements of equity awards	(1,844)	—	—	(1,844)
Proceeds from reissuance of treasury stock in connection with ESPP	277	—	—	277
Issuance of common stock under prospectus supplement	54,724	—	—	54,724
Debt issuance costs	(7,802)	—	(15,706)	(23,508)
Tax benefit related to equity compensation	1,498	—	—	1,498
Proceeds from stock options exercised	6,384	—	—	6,384
Cash dividends paid	(124,084)	—	—	(124,084)

Net cash used in financing activities	(119,863)	(732)	53,974	(66,621)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,174)	(1,174)

Net Increase (Decrease) in Cash and Cash Equivalents	(11,635)	3,759	8,431	555
Cash and Cash Equivalents, beginning of period	30,730	985	20,410	52,125

Cash and Cash Equivalents, end of period	$19,095	$4,744	$28,841	$52,680

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30, 2013
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Cash provided by operating activities - continuing operations	$110,143	$30,302	$15,110	$155,555
Cash provided by operating activities - discontinued operations	2,265	—	—	2,265

Net cash provided by operating activities	112,408	30,302	15,110	157,820

Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	—	204	—	204
Proceeds from sale of assets held for sale	—	1,968	—	1,968
Net working capital adjustment from RTS divestiture	(996)	—	—	(996)
Change in restricted cash and investments	(149)	(2,055)	16,180	13,976
Capital expenditures	(71,848)	(27,967)	(1,635)	(101,450)

Net cash used in investing activities	(72,993)	(27,850)	14,545	(86,298)

Cash Flow from Financing Activities:
Proceeds from long-term debt	842,000	—	—	842,000
Payments on long-term debt	(741,313)	(890)	—	(742,203)
Payments on non-recourse debt	—	—	(27,153)	(27,153)
Proceeds from non-recourse debt	—	—	—	—
Proceeds from reissuance of treasury stock in connection with ESPP	228	—	—	228
Debt issuance costs	(19,317)	—	—	(19,317)
Tax benefit related to equity compensation	1,883	—	—	1,883
Proceeds from stock options exercised	4,941	—	—	4,941
Cash dividends paid	(107,526)	—	—	(107,526)

Net cash provided by (used in) financing activities	(19,104)	(890)	(27,153)	(47,147)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(2,969)	(2,969)

Net Increase in Cash and Cash Equivalents	20,311	1,562	(467)	21,406
Cash and Cash Equivalents, beginning of period	4,764	1,917	25,074	31,755

Cash and Cash Equivalents, end of period	$25,075	$3,479	$24,607	$53,161

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

Our worldwide operations include the management and/or ownership of approximately 78,500 beds at 98 correctional, detention and re-entry facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of monitoring of more than 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

We provide a diversified scope of services on behalf of our government clients:

•	our correctional and detention management services involve the provision of security, administrative, rehabilitation, education and food services, primarily at adult male correctional and detention facilities;

•	our community-based services involve supervision of adult parolees and probationers and the provision of temporary housing, programming, employment assistance and other services with the intention of the successful reintegration of residents into the community;

•	our youth services include residential, detention and shelter care and community-based services along with rehabilitative and educational programs;

•	our monitoring services provide our governmental clients with innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants; including services provided under the Intensive Supervision Appearance Program, which we refer to as ISAP, to the U.S. Immigration and Customs Enforcement, which we refer to as ICE, for the provision of services designed to improve the participation of non-detained aliens in the immigration court system;

•	we develop new facilities using our project development experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency;

•	we provide secure transportation services for offender and detainee populations as contracted domestically and internationally - our joint venture GEOAmey is responsible for providing prisoner escort and custody services in the United Kingdom, including all of Wales and England except London and The East of England; and

•	our services are provided at facilities which we either own, lease or are owned by our customers.

For the nine months ended September 30, 2014 and September 30, 2013, we had consolidated revenues of $1,263.9 million and $1,138.5 million, respectively, and we maintained an average company wide facility occupancy rate of 96.1% including 72,682 active beds and excluding 5,756 beds marketed to potential customers for the nine months ended September 30, 2014, and 94.8% including 67,178 active beds and excluding 6,016 idle beds marketed to potential customers for the nine months ended September 30, 2013.

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

During the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively, we declared and paid the following regular cash distributions to our shareholders as follows:

Declaration Date	Payment Due	Record Date	Distribution Per Share	Aggregate Payment Amount (in millions)

January 17, 2013	March 1, 2013	February 15, 2013	$0.50	$35.7

May 7, 2013	June 3, 2013	May 20, 2013	$0.50	$35.8

July 30, 2013	August 29, 2013	August 19, 2013	$0.50	$36.1

November 1, 2013	November 26, 2013	November 14, 2013	$0.55	$39.6

February 18, 2014	March 14, 2014	March 3, 2014	$0.57	$41.1

April 28, 2014	May 27, 2014	May 15, 2014	$0.57	$41.5

August 5, 2014	August 29, 2014	August 18, 2014	$0.57	$41.4

On November 5, 2014, the Board of Directors declared a quarterly cash dividend of $0.62 per share of common stock, which is to be paid on November 26, 2014 to shareholders of record as of the close of business on November 17, 2014.

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on March 3, 2014, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the fiscal year ended December 31, 2013.

Fiscal 2014 Developments

Contract Awards

We are currently marketing approximately 5,800 vacant beds at five of our idle facilities to potential customers. The carrying values of these idle facilities totaled approximately $185 million as of September 30, 2014, excluding equipment and other assets that can be easily transferred for use at other facilities.

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

On September 10, 2014, we announced our wholly-owned subsidiary, BI Incorporated (“BI”) has been awarded a contract by ICE for the continued provision of case management and supervision services under ISAP. The contract is expected to generate approximately $47 million in annualized revenues.

On September 16, 2014, our newly formed wholly-owned subsidiary, GEO Ravenhall Pty. Ltd. in its capacity as trustee of another newly formed wholly-owned subsidiary, GEO Ravenhall Trust (“Project Co”), signed the Ravenhall Prison Project Agreement (“Ravenhall Contract”) with the Department of Justice in the State of Victoria (the “State”) for the development and operation of a new 1,000-bed Prison (the “Facility”) in Ravenhall, a locality near Melbourne, Australia under a Public-Private

Partnership financing structure. The Facility will also have the capacity to house 1,300 inmates should the State have the need for additional beds in the future. We will provide an equity investment of approximately 20% of the project following the activation of the facility and we anticipate returns on investment consistent with the Company-owned facilities. The design and construction phase (“D&C Phase”) of the agreement began in September 2014 with expected completion towards the end of 2017. Once constructed and commercially accepted, our wholly-owned subsidiary, the GEO Group Australasia Pty. Ltd. (“GEO Australia”) will operate the Facility under a 25-year management contract (“Operating Phase”). We believe the Facility will provide unprecedented levels of in-prisons and post-release programs aimed at reducing reoffending rates and helping offenders reintegrate back into society.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2014, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no changes to our significant accounting policies except as described in Note 11 - Ravenhall Prison Project of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. The terms Third Quarter 2014 and Third Quarter 2013 used herein refer to the quarter ended September 30, 2014 and September 30, 2013, respectively. The terms Nine Months 2014 and Nine Months 2013 used herein refer to the nine months ended September 30, 2014 and September 30, 2013, respectively.

Comparison of the Third Quarter 2014 and the Third Quarter 2013

Revenues

	2014	% of Revenue	2013	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$281,550	61.5%	$253,414	66.8%	$28,136	11.1%
GEO Community Services	86,610	18.9%	76,879	20.2%	9,731	12.7%
International Services	50,874	11.1%	49,549	13.0%	1,325	2.7%
Facility Construction & Design	38,866	8.5%	—	—%	38,866	100.0%

Total	$457,900	100.0%	$379,842	100.0%	$78,058	20.6%

U.S. Corrections & Detention

Revenues increased in the Third Quarter 2014 compared to the Third Quarter 2013 primarily due to aggregate increases of $22.0 million resulting from: (i) the activation and intake of inmates at the Central Valley, Desert View and McFarland correctional facilities, as well as our 100-bed expansion of the Company-owned Golden State correctional facility, in the fourth quarter of 2013; and (ii) our assumption of the management of the Moore Haven, Bay and Graceville correctional facilities in the first quarter of 2014. We also experienced aggregate increases in revenues of $11.0 million at certain of our facilities primarily due to net increases in population, transportation services and/or rates. These increases were partially offset by an aggregate decrease of $4.9 million primarily due to contract terminations.

The number of compensated mandays in U.S. Corrections & Detention facilities was approximately 4.8 million in the Third Quarter 2014 and 4.3 million in the Third Quarter 2013. We experienced an aggregate net increase of approximately 473,000 mandays as a result of our new contracts discussed above. These increases were partially offset by decreases resulting from lower populations at certain facilities. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Corrections & Detention facilities was 97.0% and 94.4% of capacity in the Third Quarter 2014 and the Third Quarter 2013 respectively, excluding idle facilities.

GEO Community Services

The increase in revenues for GEO Community Services in the Third Quarter 2014 compared to the Third Quarter 2013 is primarily attributable to net increases of $8.1 million due to increased counts in our electronic monitoring contracts and ISAP program at BI and BI’s acquisition of Protocol in the first quarter of 2014. In addition, we experienced a net increase of $1.9 million primarily due to new programs and program growth at our community based and re-entry centers. These increases were partially offset by decreases in revenues of $0.3 million related to contract terminations and census declines at certain facilities.

International Services

The slight increase in revenues for International Services in the Third Quarter 2014 compared to the Third Quarter 2013 is primarily due an aggregate net increase of $2.7 million primarily attributable to our Australian subsidiary related to population increases, contractual increases linked to the inflationary index and the provision of additional services under certain contracts. Revenues also increased by $0.3 million due to the impact of foreign currency exchange rate fluctuations. This increase was partially offset by a decrease in revenue of $1.7 million in our United Kingdom subsidiary due to the winding down of our Harmondworth management contract.

Facility Construction & Design

The increase in revenues for our Facility Construction & Design services is due to the commencement of design and construction activity for our new Ravenhall Prison Contract executed in September 2014 with the Department of Justice in the State of Victoria, Australia. Refer to Note 11 - Ravenhall Prison Project of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Operating Expenses

	2014	% of Segment Revenues	2013	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$198,148	70.4%	$186,875	73.7%	$11,273	6.0%
GEO Community Services	55,664	64.3%	52,195	67.9%	3,469	6.6%
International Services	50,127	98.5%	44,833	90.5%	5,294	11.8%
Facility Construction & Design	38,277	98.5%	—	—%	38,277	100.0%

Total	$342,216	74.7%	$283,903	74.7%	$58,313	20.5%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and community based facilities.

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention reflects the following: (i) an increase of $18.0 million due to the activation and intake of inmates at the Central Valley, Desert View and McFarland correctional facilities, as well as our 100-bed expansion of the Company-owned Golden State correctional facility, in the fourth quarter of 2013; and (ii) our assumption of the management of the Moore Haven, Bay and Graceville correctional facilities in the first quarter of 2014. In addition, we experienced increases of $1.9 million at certain of our facilities primarily attributable to net population increases, increased transportation services and the variable costs associated with those increases. These increases were partially offset by a decrease of $4.8 million due to contract terminations. Additionally, there was a decrease of $3.8 million which represents the effect of an increase to our insurance reserves in Third Quarter 2013 based on our annual actuarial analysis. In Third Quarter 2014, we did not have as significant of an increase to our insurance reserves based on the same actuarial analysis.

GEO Community Services

Operating expenses for GEO Community Services increased by $3.5 million during the Third Quarter 2014 from the Third Quarter 2013 primarily due to net increases of $4.1 million due to the following: (i) variable costs associated with increases in counts in our electronic monitoring contracts and ISAP program at BI; (ii) new programs and program growth at our community based and re-entry centers; and (iii) BI’s acquisition of Protocol in the first quarter of 2014. These increases were partially offset by decreases that resulted from contract terminations and census declines of $0.7 million.

International Services

Operating expenses for our International Services segment during the Third Quarter 2014 increased $5.3 million over the Third Quarter 2013 which was primarily attributable to a net increase of $2.9 million related to our Australian subsidiary due to net population increases and contractual increases in labor and an increase of $0.5 million related to a mark-to-market adjustment on a derivative instrument. In addition, operating expenses increased by $3.1 million due to bid costs incurred at our United Kingdom subsidiary. These increases were partially offset by a decrease of $1.2 million relating to the winding down of our Harmondsworth contract in our United Kingdom subsidiary. The impact of foreign currency exchange rate fluctuations decreased operating expenses by $0.1 million.

Facility Construction & Design

The increase in expenses for our Facility Construction & Design services is due to the commencement of design and construction activity for our new Ravenhall Prison Contract executed in September 2014 with the Department of Justice in the State of Victoria, Australia. Refer to Note 11 - Ravenhall Prison Project of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Depreciation and Amortization

	2014	% of Segment Revenue	2013	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$15,952	5.7%	$15,712	6.2%	$240	1.5%
GEO Community Services	7,441	8.6%	7,556	9.8%	(115)	(1.5)%
International Services	686	1.3%	620	1.3%	66	10.6%
Facility Construction & Design	—	—%	—	—%	—	—%

Total	$24,079	5.3%	$23,888	6.3%	$191	0.8%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense increased slightly in the Third Quarter 2014 compared to the Third Quarter 2013 primarily due to renovations made at several of our facilities.

GEO Community Services

GEO Community Services depreciation and amortization expense decreased slightly in the Third Quarter 2014 compared to the Third Quarter 2013. The decrease is primarily due to certain assets becoming fully depreciated in 2014.

International Services

Depreciation and amortization expense was fairly consistent in the Third Quarter 2014 compared to the Third Quarter 2013 as there were no significant additions during 2013 or 2014 at our international subsidiaries.

Other Unallocated Operating Expenses

	2014	% of Revenue	2013	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$28,287	6.2%	$27,222	7.2%	$1,065	3.9%

General and administrative expenses comprise substantially all of our other unallocated operating expenses primarily including corporate management salaries and benefits, professional fees and other administrative expenses. The increase in general and administrative expenses in the Third Quarter 2014 compared to the Third Quarter 2013 was primarily attributable to professional fees incurred in Third Quarter 2014 related to our registration statement for the 5.875% Senior Notes filed on September 12, 2014.

Non Operating Expenses

Interest Income and Interest Expense

	2014	% of Revenue	2013	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$1,048	0.2%	$1,084	0.3%	$(36)	(3.3)%
Interest Expense	$(21,408)	(4.7)%	$(21,569)	(5.7)%	$161	(0.7)%

The majority of our interest income generated in the Third Quarter 2014 and the Third Quarter 2013 is from the cash balances at our foreign subsidiaries. Interest income decreased slightly in the quarter ended September 30, 2014 primarily due to lower cash balances at our foreign subsidiaries.

Interest expense during the Third Quarter 2014 decreased slightly compared to the Third Quarter 2013. The decrease is primarily due to the effect of our termination of our Fourth Amended and Restated Credit Agreement and entering into a new credit agreement with more favorable rates in the Second Quarter 2013. The decrease was partially offset by debt incurred for the purchase of the Joe Corley Detention Center in June 2013 and the issuance of our 5.875% Senior Notes during Third Quarter 2014. Refer to Note 9 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Loss on Extinguishment of Debt

	2014	% of Revenue	2013	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$—	—	$1,451	0.4%	$(1,451)	(100.0)%

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

Income Tax Provision

	2014	Effective Rate	2013	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$5,537	12.9%	$(7,755)	(33.9)%	$13,292	(171.4)%

The provision for income taxes during the Third Quarter 2014 increased by $13.3 million compared to the Third Quarter 2013 and the effective tax rate increased from a benefit of (33.9)% to an expense of 12.9%. The increase is primarily attributable to certain one-time discrete items in the Third Quarter 2013 which did not recur in the Third Quarter 2014. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. The Company’s wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be approximately 10% exclusive of any non-recurring items. As a result of incremental business profitability in our taxable REIT subsidiary, or TRS, our composition of taxable income changed resulting in an increase in our estimated effective tax rate for the year.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2014	% of Revenue	2013	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$1,544	0.3%	$1,526	0.4%	$18	1.2%

Equity in earnings of affiliates, presented net of income taxes, represents the combined earnings of SACS and GEOAmey, respectively. Overall, we experienced a slight increase in equity in earnings of affiliates during the Third Quarter 2014 compared to the Third Quarter 2013, which is primarily due to increased favorable performance from the operations of GEOAmey during the Third Quarter 2014 compared to the Third Quarter 2013.

Comparison of Nine Months 2014 and Nine Months 2013

Revenues

	2014	% of Revenue	2013	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$824,448	65.2%	$756,229	66.5%	$68,219	9.0%
GEO Community Services	245,723	19.4%	225,892	19.8%	19,831	8.8%
International Services	154,843	12.3%	156,405	13.7%	(1,562)	(1.0)%
Facility Construction & Design	38,866	3.1%	—	—%	38,866	100.0%

Total	$1,263,880	100.0%	$1,138,526	100.0%	$125,354	11.0%

U.S. Corrections & Detention

Revenues increased in Nine Months 2014 compared to Nine Months 2013 primarily due to aggregate increases of $58.9 million resulting from: (i) the activation and intake of inmates at the Central Valley, Desert View and McFarland correctional facilities, as well as our 100-bed expansion of the Company-owned Golden State correctional facility, in the fourth quarter of 2013; and (ii) our assumption of the management of the Moore Haven, Bay and Graceville correctional facilities in the first quarter of 2014. We also experienced aggregate increases in revenues of $29.1 million at certain of our facilities primarily due to net increases in population, transportation services and/or rates, including the increased revenues due to our purchase of the previously managed-only 1,287-bed Joe Corley Detention Center in June 2013. These increases were partially offset by an aggregate decrease of $19.8 million primarily due to contract terminations.

The number of compensated mandays in U.S. Corrections & Detention facilities was approximately 14.0 million in Nine Months 2014 and 12.8 million in Nine Months 2013. We experienced an aggregate net increase of approximately 1,221,000 mandays as a result of our new contracts discussed above and also as a result of increases in population at certain facilities. These increases were partially offset by decreases resulting from lower populations at certain facilities. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Corrections & Detention facilities was 96.8% and 95.5% of capacity in Nine Months 2014 and Nine Months 2013 respectively, excluding idle facilities.

GEO Community Services

The increase in revenues for GEO Community Services in Nine Months 2014 compared to Nine Months 2013 is primarily attributable to net increases of $16.6 million due to increased counts in our electronic monitoring contracts and ISAP program at BI and BI’s acquisition of Protocol in the first quarter of 2014. In addition, we experienced a net increase of $5.4 million primarily due to new programs and program growth at our community based and re-entry centers. These increases were partially offset by decreases in revenues of $2.2 million related to contract terminations and census declines at certain facilities.

International Services

The slight decrease in revenues for International Services in Nine Months 2014 compared to Nine Months 2013 is primarily due to the result of foreign exchange rate fluctuations of $(8.4) million. Revenues also decreased by $1.1 million in our United Kingdom subsidiary due to the winding down of our Harmondworth management contract. These decreases were partially offset by an aggregate net increase of $8.0 million primarily attributable to our Australian subsidiary related to population increases, contractual increases linked to the inflationary index and the provision of additional services under certain contracts.

Facility Construction & Design

The increase in revenues for our Facility Construction & Design services is due to the commencement of design and construction activity for our new Ravenhall Prison Contract executed in September 2014 with the Department of Justice in the State of Victoria, Australia. Refer to Note 11 - Ravenhall Prison Project of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Operating Expenses

	2014	% of Segment Revenues	2013	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$585,454	71.0%	$548,313	72.5%	$37,141	6.8%
GEO Community Services	162,640	66.2%	150,281	66.5%	12,359	8.2%
International Services	147,826	95.5%	145,352	92.9%	2,474	1.7%
Facility Construction & Design	38,277	98.5%	—	—%	38,277	100.0%

Total	$934,197	73.9%	$843,946	74.1%	$90,251	10.7%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and community based facilities.

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention reflects the following: (i) an increase of $45.9 million due to the activation and intake of inmates at the Central Valley, Desert View and McFarland correctional facilities, as well as our 100-bed expansion of the Company-owned Golden State correctional facility, in the fourth quarter of 2013; and (ii) our assumption of the management of the Moore Haven, Bay and Graceville correctional facilities in the first quarter of 2014. In addition, we experienced increases of $9.5 million at certain of our facilities primarily attributable to net population increases, increased transportation services and the variable costs associated with those increases. These increases were partially offset by a decrease of $14.5 million due to contract terminations. Additionally, there was a decrease of $3.8 million which represents the effect of an increase to our insurance reserves in Third Quarter 2013 based on our annual actuarial analysis. In Third Quarter 2014, we did not have as significant of an increase to our insurance reserves based on the same actuarial analysis.

GEO Community Services

Operating expenses for GEO Community Services increased by $12.4 million during Nine Months 2014 from Nine Months 2013 primarily due to net increases of $14.1 million due to the following: (i) variable costs associated with increases in counts in our electronic monitoring contracts and ISAP program at BI; (ii) new programs and program growth at our community based and re-entry centers; and (iii) BI’s acquisition of Protocol in the first quarter of 2014. These increases were partially offset by decreases that resulted from contract terminations and census declines of $1.8 million.

International Services

Operating expenses for our International Services segment during Nine Months 2014 increased $2.5 million over Nine Months 2013 which was primarily attributable to a net increase of $8.9 million related to our Australian subsidiary due to net population increases and contractual increases in labor and an increase of $0.5 million related to a mark-to-market adjustment on a derivative instrument. In addition, operating expenses increased by $2.1 million primarily due to bid costs incurred at our United Kingdom subsidiary.These increases were partially offset by a decrease of $1.0 million relating to the winding down of our Harmondsworth contract in our United Kingdom subsidiary. The impact of foreign currency exchange rate fluctuations decreased operating expenses by $8.0 million.

Facility Construction & Design

The increase in expenses for our Facility Construction & Design services is due to the commencement of design and construction activity for our new Ravenhall Prison Contract executed in September 2014 with the Department of Justice in the State of Victoria, Australia. Refer to Note 11 - Ravenhall Prison Project of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Depreciation and Amortization

	2014	% of Segment Revenue	2013	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$48,011	5.8%	$46,366	6.1%	$1,645	3.5%
GEO Community Services	21,919	8.9%	22,224	9.8%	(305)	(1.4)%
International Services	2,039	1.3%	1,890	1.2%	149	7.9%
Facility Construction & Design	—	—%	—	—	—	—%

Total	$71,969	5.7%	$70,480	6.2%	$1,489	2.1%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense increased by $1.6 million in Nine Months 2014 compared to Nine Months 2013 primarily due to renovations made at several of our facilities and also our purchase of the 1,287-bed Joe Corley Detention Center in June 2013.

GEO Community Services

GEO Community Services depreciation and amortization expense decreased slightly in Nine Months 2014 compared to Nine Months 2013. The decrease is primarily due to certain assets becoming fully depreciated in 2014.

International Services

Depreciation and amortization expense was fairly consistent in Nine Months 2014 compared to Nine Months 2013 as there were no significant additions during 2013 or 2014 at our international subsidiaries.

Other Unallocated Operating Expenses

	2014	% of Revenue	2013	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$84,937	6.7%	$86,625	7.6%	$(1,688)	(1.9)%

General and administrative expenses comprise substantially all of our other unallocated operating expenses primarily including corporate management salaries and benefits, professional fees and other administrative expenses. The decrease in general and administrative expenses in Nine Months 2014 compared to Nine Months 2013 was primarily attributable to nonrecurring professional fees incurred in Nine Months 2013 associated with our conversion to a REIT.

Non Operating Expenses

Interest Income and Interest Expense

	2014	% of Revenue	2013	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$2,604	0.2%	$3,433	0.3%	$(829)	(24.1)%
Interest Expense	$(62,662)	(5.0)%	$(62,013)	(5.4)%	$(649)	1.0%

The majority of our interest income generated in Nine Months 2014 and Nine Months 2013 is from the cash balances at our foreign subsidiaries. Interest income decreased in Nine Months 2014 primarily due to lower cash balances at our foreign subsidiaries.

Interest expense increased slightly primarily due to a $0.4 million write-off of deferred financing costs in connection with the amendment to our Credit Facility in Third Quarter 2014. Refer to Note 9 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Loss on Extinguishment of Debt

	2014	% of Revenue	2013	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$—	—	$6,978	0.6%	$(6,978)	(100.0)%

The loss on extinguishment of debt in Nine Months 2013 is partially the result of our defeasance of the non-recourse bonds related to STLDC on September 30, 2013. In connection with the defeasance, we incurred a $1.5 million loss on extinguishment of debt which represented the excess of the reacquisition price over the carrying value of the bonds and other defeasance related fees and expenses. In addition, in the second quarter of 2013, we refinanced our prior credit facility and entered into a new amended and restated credit agreement. In connection with the termination, we wrote off $4.4 million of unamortized deferred financing costs and unamortized debt discount pertaining to the prior credit facility and expensed $1.1 million in fees related to the new amended and restated credit agreement. Refer to Note 9 - Debt of the Notes to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Income Tax Provision

	2014	Effective Rate	2013	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$11,062	9.8%	$(14,142)	(19.7)%	$25,204	(178.2)%

The provision for income taxes during Nine Months 2014 increased by $25.2 million compared to Nine Months 2013 and the effective tax rate increased from (19.7)% to 9.8%. The increase is primarily attributable to certain one-time discrete items in Nine Months 2013 which did not recur in Nine Months 2014. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. The Company’s wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be approximately 10% exclusive of any non-recurring items. As a result of incremental business profitability in our taxable REIT subsidiary, or TRS, our composition of taxable income changed resulting in an increase in our estimated effective tax rate for the year.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2014	% of Revenue	2013	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$4,202	0.3%	$3,772	0.3%	$430	11.4%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings of SACS and GEOAmey, respectively. Overall, we experienced an increase in equity in earnings of affiliates during Nine Months 2014 compared to Nine Months 2013, which is primarily due to increased favorable performance from the operations of GEOAmey during Nine Months 2014 compared to Nine Months 2013.

Financial Condition

Capital Requirements

Our current cash requirements consist of amounts needed for working capital, distributions of our REIT taxable income in order to maintain our REIT qualification, debt service, supply purchases, investments in joint ventures, and capital expenditures related to either the development of new correctional, detention and re-entry facilities, or the maintenance of existing facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. In connection with GEOAmey, our joint venture in the United Kingdom, we and our joint venture partner have each provided a line of credit of £12 million, or $20.5 million, based on exchange rates as of September 30, 2014, for GEOAmey’s operations. As of September 30, 2014, $19.5 million was outstanding.

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing capital projects will be $224.0 million of which $62.5 million was spent through Third Quarter 2014. We estimate that the remaining capital requirements related to these capital projects will be $161.5 million which will be spent through fiscal year 2015. Included in these commitments is a contractual commitment to provide a capital contribution towards the design and construction of a prison project in Ravenhall, a locality near Melbourne, Australia, in the amount of AUD 115 million, or $100.1 million, based on exchange rates as of September 30, 2014. Refer to Note 11 - Ravenhall Prison Project of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q for further discussion.This capital contribution is expected to be made in January 2017. Additionally, in connection with the Ravenhall Prison Project, the Company has a contractual commitment for construction of the facility and has entered into a syndicated facility agreement with National Australia Bank Limited to provide funding for the project up to AUD 791.0 million, or $690.3 million, based on exchange rates as of September 30, 2014.

Liquidity and Capital Resources

On August 27, 2014, we executed a second amended and restated credit agreement by and among us and GEO Corrections Holdings, Inc., as Borrowers, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (the “Credit Agreement”).

The Credit Agreement evidences a credit facility (the “Credit Facility”) consisting of a $296.3 million term loan (the “Term Loan”) bearing interest at LIBOR plus 2.50% (with a LIBOR floor of .75%), and a $700 million revolving credit facility (the “Revolver”) initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD 225 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars (the “Australian LC Facility”). At September 30, 2014, we had approximately AUD 214 million in letters of credit outstanding under the Australian LC Facility in connection with certain performance guarantees related to the Ravenhall Prison Project. Refer to Note 11 in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q for further discussion. Amounts to be borrowed by us under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The Revolver component is scheduled to mature on August 27, 2019 and the Term Loan component is scheduled to mature on April 3, 2020.

The Credit Agreement contains certain customary representations and warranties, and certain customary covenants that restrict our ability to, among other things (i) create, incur or assume any indebtedness, (ii) create, incur, assume or permit liens, (iii) make loans and investments, (iv) engage in mergers, acquisitions and asset sales, (v) make certain restricted payments, (vi) issue, sell or otherwise dispose of capital stock, (vii) engage in transactions with affiliates, (viii) allow the total leverage ratio to exceed 5.75 to 1.00, allow the senior secured leverage ratio to exceed 3.50 to 1.00 or allow the interest coverage ratio to be less than 3.00 to 1.00, (ix) cancel, forgive, make any voluntary or optional payment or prepayment on, or redeem or acquire for value any senior notes, except as permitted, (x) alter the business we conduct, and (xi) materially impair our lenders’ security interests in the collateral for its loans. The restricted payments covenant remains consistent with our election to be treated as a real estate investment trust under the Internal Revenue Code of 1986, effective as of January 1, 2013.

Events of default under the Credit Agreement include, but are not limited to, (i) our failure to pay principal or interest when due, (ii) our material breach of any representation or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) certain material environmental liability claims which have been asserted against us, and (viii) a change in control. We were in compliance with all of the covenants of the Credit Agreement as of September 30, 2014.

As of September 30, 2014, we had $296.3 million in aggregate borrowings outstanding, net of discount, under the Term Loan and $40.0 million in borrowings under the Revolver, and approximately $61.0 million in letters of credit which left $599.0 million in additional borrowing capacity under the Revolver. Refer to Note 9 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q for further discussion.

On September 25, 2014, we completed an offering of $250.0 million aggregate principal amount of senior unsecured notes. The notes will mature on October 15, 2024 and have a coupon rate and yield to maturity of 5.875%. Interest is payable semi-annually in cash in arrears on April 15 and October 15, beginning April 15, 2015. The 5.875% Senior Notes are guaranteed on a senior unsecured basis by all our restricted subsidiaries that guarantee obligations. The 5.875% Senior Notes rank equally in right of payment with any unsecured, unsubordinated indebtedness of the Company and the guarantors, including our 6.625% senior notes due 2021, the 5 7/8% senior notes due 2022, the 5.125% senior notes due 2023, and the guarantors’ guarantees thereof, senior in right of payment to any future indebtedness of ours and the guarantors that is expressly subordinated to the

5.875% Senior Notes and the guarantees, effectively junior to any secured indebtedness of ours and the guarantors, including indebtedness under our senior credit facility, to the extent of the value of the assets securing such indebtedness, and structurally junior to all obligations of our subsidiaries that are not guarantors. The sale of the 5.875% Senior Notes was registered under our automatic shelf registration statement on Form S-3 filed on September 12, 2014. Refer to Note 9 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q for further discussion.

In connection with a new design and build prison project agreement in Australia with the State of Victoria, in September 2014, we entered into a syndicated facility agreement (the “Construction Facility”) with National Australia Bank Limited to provide debt financing for construction of the project. Refer to Note 11 - Ravenhall Prison Project of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q for further discussion. The Construction Facility provides for non-recourse funding up to AUD 791.0 million, or $690.3 million, based on exchange rates as of September 30, 2014. Construction draws will be funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility is through October 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. After October 2019, the Construction Facility will be converted to a term loan with payments due quarterly beginning in 2018 through 2041. In accordance with the terms of the Construction Facility, upon completion and commercial acceptance of the prison, in accordance with the prison contract, the State will make a lump sum payment of AUD 310 million, or $270.5 million, based on exchange rates as of September 30, 2014, towards a portion of the outstanding principal. The remaining outstanding principal balance will be repaid over the term of the operating agreement. As of September 30, 2014, $74.2 million was outstanding under the Construction Facility. We also entered into interest rate swap and interest rate cap agreements related to our non-recourse debt in connection with the project. Refer to Note 8 - Derivative Financial Instruments of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q for further discussion.

On October 3, 2013, we completed an offering of $250.0 million aggregate principal amount of 5 7⁄8% Senior Notes. The 5 7⁄8% Senior Notes will mature on January 15, 2022 and have a coupon rate and yield to maturity of 5 7⁄8%. Interest is payable semi-annually on January 15 and July 15 each year, which commenced on January 15, 2014. The proceeds received from the 5 7⁄8% Senior Notes were used, together with cash on hand, to fund the repurchase, redemption or other discharge of our 7 3/4% Senior Notes and to pay related transaction fees and expenses. Refer to Note 9 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q for further discussion.

On March 19, 2013, we completed an offering of $300.0 million aggregate principal amount of 5.125% Senior Notes. The 5.125% Senior Notes will mature on April 1, 2023 and have a coupon rate and yield to maturity of 5.125%. Interest is payable semi-annually on April 1 and October 1 each year, which commenced on October 1, 2013. A portion of the proceeds received from the 5.125% Senior Notes were used on the date of the financing to repay the prior revolver credit draws outstanding under the prior senior credit facility. Refer to Note 9 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q for further discussion.

In February 2011, we completed an offering of $300.0 million in aggregate principal amount of our 6.625% Senior Notes. The 6.625% Senior Notes will mature on February 15, 2021 and have a coupon rate and yield to maturity of 6.625%. Interest is payable semi-annually in arrears on February 15 and August 15, which commenced on August 15, 2011. The proceeds received from the 6.625% Senior Notes were used together with $150.0 million of borrowing under our senior credit facility at the time to fund the acquisition of BI and pay related costs.

In addition to the debt outstanding under the Senior Credit Facility, the 6.625% Senior Notes, the 5.125% Senior Notes, the 5 7⁄8% Senior Notes and 5.875% Senior Notes discussed above, we also have significant debt obligations which, although these obligations are non-recourse to us, require cash expenditures for debt service. Our significant debt obligations could have material consequences. See “Risk Factors-Risks Related to Our High Level of Indebtedness” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. We are exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. We also have guaranteed certain obligations for certain of our international subsidiaries. These non-recourse obligations, commitments and contingencies and guarantees are further discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

We consider opportunities for future business and/or asset acquisitions as we deem appropriate when market conditions present opportunities. If we are successful in our pursuit of any new projects, our cash on hand, cash flows from operations and borrowings under the existing Senior Credit Facility may not provide sufficient liquidity to meet our capital needs and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. In the future, our access to capital and ability to compete for future capital intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the 6.625% Senior Notes, the indenture governing the 5.125% Senior Notes, the indenture governing the 5 7⁄8% Senior Notes, the indenture governing the 5.875% Senior Notes and our Credit Agreement. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we expect to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

On May 8, 2013, we filed with the Securities and Exchange Commission a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $100 million through sales agents. Sales of shares of our common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, were permitted to be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. On July 18, 2014, the Company filed with the Securities and Exchange Commission a post-effective amendment to its automatic shelf registration statement on Form S-3 (pursuant to which the prospectus supplement had been filed) as a result of the merger of the Company into GEO REIT effective June 27, 2014. During the three months ended September 30, 2014, there were approximately 1.5 million shares of common stock sold under the prospectus supplement for net proceeds of $54.7 million.

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

Executive Retirement Agreement

We have a non-qualified deferred compensation agreement with our Chief Executive Officer (“CEO”). The current agreement, as amended, provides for a lump sum payment upon retirement, no sooner than age 55. As of January 1, 2013, our CEO had reached age 55 and was eligible to receive the payment upon retirement. If our CEO had retired as of September 30, 2014, we would have had to pay him $7.1 million. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity.

Cash Flow

Cash and cash equivalents as of September 30, 2014 was $52.7 million, compared to $52.1 million as of December 31, 2013.

Operating Activities

Cash provided by operating activities from continuing operations amounted to $164.6 million in Nine Months 2014 versus cash provided by operating activities of $155.6 million in the Nine Months 2013. Cash provided by operating activities during Nine Months 2014 was positively impacted by increases in net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, and stock-based compensation expense. Increases in equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by a net of $22.2 million, representing a positive impact on cash. The decrease was primarily driven by a decrease of approximately $17.0 million related to federal and state tax over payments that were included in other current assets at December 31, 2013 which were applied in 2014. The remaining change is due to the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $11.9 million which positively impacted cash. The increase was primarily due to a prepayment from the RTS divestiture of $6.5 million in connection with the termination of the services and license agreement as well as the timing of payments.

Cash provided by operating activities from continuing operations in Nine Months 2014 was negatively impacted by an increase in changes in contract receivable of $54.7 million. This increase relates to costs incurred and estimated earnings in excess of billings related to the Ravenhall Project. Refer to Note 11 - Ravenhall Prison Project in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q. The Contract Receivable is expected to grow as construction services are performed and will continue to have a negative impact on cash from operating activities until the balance is ultimately settled with the State. In accordance with the contract, the project will not be billed out until completion and commercial acceptance of the Facility.

Cash provided by operating activities in the Nine Months 2013 was positively impacted by increases in net income attributable to GEO, non-cash expenses such as depreciation and amortization, loss on extinguishment of debt and stock-based compensation expense. Changes in accounts payable, accrued expenses and other liabilities increased by $7.5 million which also positively impacted cash. The increase in accounts payable, accrued expenses and other liabilities was primarily driven by an increase in accrued interest related to our 5.125% Senior Notes which were issued at the end of First Quarter 2013, the initial semi-annual interest payment which was not due until October 1, 2013, an increase in accrued property taxes which are typically paid out in the fourth quarter and an increase in insurance reserves for insurance liability claims recorded in connection with our annual actuarial analysis which occurs in the third quarter each year. These increases were partially offset by decreases in accounts payable, accrued expenses and other current liabilities related to the payment of annual bonuses accrued at December 31, 2012 which were paid out in First Quarter 2013, litigation settlements in 2013 which were accrued at December 31, 2012 and the timing of payments. Changes in accounts receivable, prepaid expenses and other assets decreased in total by a net $16.3 million, representing a negative impact on cash. The decrease was primarily driven by the timing of billings and collections. Increases in equity in earnings of affiliates, net of tax and a release of reserves for uncertain tax positions also negatively impacted cash collections.

Investing Activities

Cash used in investing activities of $96.3 million during Nine Months 2014 was primarily the result of capital expenditures of $77.7 million and cash paid for a business acquisition in the amount of $13.0 million. Cash used in investing activities during Nine Months 2013 of $86.3 million was primarily the result of capital expenditures of $101.5 million.

Financing Activities

Cash used in financing activities during Nine Months 2014 amounted to $66.6 million compared to cash used in financing activities of $47.1 million during Nine Months 2013. Cash used in financing activities during Nine Months 2014 was primarily the result of dividend payments of $124.1 million and debt issuance costs of $23.5 million. This decrease was primarily offset by an increase of $54.7 million for issuance of common stock under our prospectus supplement. Cash used in financing activities in the Nine Months 2013 reflects payments of $742.2 and $27.2 million on long-term debt and non-recourse debt, respectively, cash dividends paid of $107.5 million and debt issuance costs of $19.3 million. These decreases were offset by proceeds from long term debt of $842.0 million, including $300.0 million from the 5.125% Senior Notes as well as $542.0 million of borrowings under our Revolver, and proceeds from the exercise of stock options of $4.9 million.

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

AFFO is defined as Normalized FFO adjusted by adding non-cash expenses such as non-real estate related depreciation and amortization, stock based compensation, the amortization of debt costs and other non-cash interest, and non-cash mark-to-market adjustments for derivative instruments and by subtracting recurring consolidated maintenance capital expenditures.

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

Our reconciliation of net income to FFO, Normalized FFO and AFFO for the three and nine months ended September 30, 2014 and 2013, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept 30, 2014	Sept 30, 2013	Sept 30, 2014	Sept 30, 2013
Funds From Operations

Net income attributable to The GEO Group, Inc.	$38,991	$29,897	$105,879	$87,524

Depreciation real estate assets	13,172	13,123	39,538	38,374
Loss from Disc Ops, net of income tax provision (benefit)	—	(2,265)	—	(2,265)

NAREIT Defined FFO	52,163	45,285	145,417	128,163

Expenses associated with REIT conversion, net of taxes	—	—	—	4,697
Tax benefit associated with IRS settlement & REIT conversion	—	(4,622)	—	(13,038)

Loss on extinguishment of debt, net of taxes	—	1,451	—	5,847

Normalized Funds from Operations	$52,163	$42,114	$145,417	$125,669

Depreciation non-real estate assets	10,907	10,765	32,431	32,106

Consolidated maintenance capital expenditures	(6,025)	(5,140)	(15,406)	(14,436)

Stock-based compensation expenses	1,730	2,423	6,263	5,768

Amortization of debt costs and other non-cash interest	1,522	1,594	3,921	4,609

Non-Cash Mark-to-Market Adjustment - Derivative Instruments	532	—	532	—

Adjusted Funds from Operations	$60,829	$51,756	$173,158	$153,716

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

Revenue

Domestically, we continue to pursue a number of opportunities for corrections and detention facilities. Continued need for corrections facilities in various states and the need for bed space at federal prisons and detention facilities are two of the factors that have contributed to these opportunities. At the state level, we reactivated the Company-owned, 300-bed McFarland Community Reentry Facility during Third Quarter 2014 under a contract with the California Department of Corrections and Rehabilitation. The facility houses female inmates and provides enhanced rehabilitation and recidivism reduction programs.

Under the contract, the facility can be expanded by 260 beds at the department’s option within 12 months. Additionally during the fourth quarter of 2013, we reactivated the Company-owned, 700-bed Central Valley Modified Community Correctional Facility and the Company-owned, 700-bed Desert View Modified Community Correctional Facility. We also executed a new contract for the continued housing of California inmates at the Company-owned Golden State Modified Community Correctional Facility, which increased the facility’s contract capacity from 600 to 700 beds. In Florida, we assumed management of 3,854 contract prison beds at three facilities during the first quarter 2014 which were previously managed by a different private operator. These facilities included the 1,884-bed Graceville Correctional Facility and the 985-bed Moore Haven Correctional Facility, which were developed and had been previously operated by us, as well as the 985-bed Bay Correctional Facility. At the federal level, we expanded the contract capacity at the Company-owned Rio Grande Detention Center from 1,500 to 1,900 beds during the first quarter 2014 for use by the U.S. Marshals and ICE. We also recently completed the development of a new, Company-owned, 400-bed immigration transfer center in Alexandria, Louisiana, which we will manage under an amendment we entered into under our contract for the LaSalle Detention Facility also in Louisiana. Additionally, we announced a 640-bed expansion to the Company-owned, 1,300-bed Adelanto Detention Facility in California under an amendment to the existing contract with the City of Adelanto which in turn contracts with ICE for the housing of immigration detainees at the facility. We will finance, develop, and manage the $45 million expansion, which will increase the facility’s total capacity to 1,940 beds and is expected to generate approximately $21 million in additional annualized revenues. We expect to complete the 640-bed expansion and begin intake by July 2015. We continue to be encouraged by opportunities as discussed above; however any positive trends may, to some extent, be adversely impacted by government budgetary constraints in the future. While the outlook for state budgets is stable, revenue performance is positive, and expenditure overruns are relatively modest, state lawmakers continue to face numerous budget challenges and state officials are concerned about sluggish revenue growth, rebuilding budget reserves and long-term spending trends, according to a survey conducted in the Spring of 2014 by the National Conference of State Legislatures. As a result of budgetary pressures, state correctional agencies may pursue a number of cost savings initiatives which may include reductions in per diem rates and/or the scope of services provided by private operators. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Additionally, if state budgetary constraints, as discussed above, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations, contract non-renewals, and/or contract re-bids. Although we have historically had a relatively high contract renewal rate, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.

Internationally, we are exploring a number of opportunities in our current markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk. In September 2014, we announced that a consortium led by us and comprised of The GEO Group Australia Pty. Ltd., John Holland Construction and Honeywell won a contract with the Department of Justice in the State of Victoria for the development and operation of a 1,300-bed capacity prison in Ravenhall, Australia. The Ravenhall facility will be developed under a public-private partnership financing structure with an equity investment from us of approximately AUD 115 million and we anticipate returns on investment consistent with our company-owned facilities.

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

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related cost represented 54.9% of our operating expenses in Nine Months 2014. Additional significant operating expenses include food, utilities and inmate medical costs. In Nine Months 2014, operating expenses totaled 73.9% of our consolidated revenues. Our operating expenses as a percentage of revenues in 2014 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2014, we will incur carrying costs for facilities that are currently vacant. As of September 30, 2014, our worldwide operations include the management and/or ownership of approximately 78,500 beds at 98 correctional, detention, re-entry, youth services and community-based facilities including idle facilities, and also include the provision of monitoring of approximately 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. In Nine Months 2014, general and administrative expenses totaled 6.7% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenues in 2014 to decrease as a result of cost savings initiatives and decreases in nonrecurring costs related to our REIT conversion. We expect business development costs to remain consistent or increase slightly as we pursue additional business development opportunities in all of our business lines. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

Idle Facilities

We are currently marketing approximately 5,800 vacant beds at five of our idle facilities to potential customers. The annual carrying cost of idle facilities in 2014 is estimated to be $21.2 million, including depreciation expense of $5.5 million. As of September 30, 2014 these facilities had a net book value of $185.0 million. We currently do not have any firm commitment or agreement in place to activate these facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. Currently, our North Lake Correctional Facility located in Baldwin, Michigan and our Great Plains Correctional Facility located in Hinton, Oklahoma have been idle the longest of our idle facility inventory. These idle facilities are included in the U.S. Corrections & Detention segment. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if all of these idle facilities were to be activated using our U.S. Corrections & Detention average per diem rate in 2014, (calculated as the U.S. Corrections & Detention revenue divided by the number of U.S. Corrections & Detention mandays) and based on the average occupancy rate in our U.S. Corrections & Detention facilities for 2014, we would expect to receive incremental annualized revenue of approximately $120 million and an annualized increase in earnings per share of approximately $0.35 to $0.40 per share based on our average U.S. Corrections and Detention operating margin.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Senior Credit Facility of $336.3 million and $61.0 million in outstanding letters of credit, as of September 30, 2014, for every one percent increase in the average interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by $3.4 million.

We have entered into certain interest rate swap arrangements for hedging purposes, fixing the interest rate on our Australian non-recourse debt related to Fullham to 9.7%. We have also entered into certain interest rate swap arrangements for hedging purposes, fixing the interest rates on our Australian non-recourse debt related to our Ravenhall Project to 3.3% during the design and construction phase and 4.2% during the operating phase. The difference between the floating rate and the swap rate on these instruments is recognized in interest expense within the respective entity. Because the interest rates with respect to these instruments are fixed, a hypothetical one percent change in the current interest rate would not have a material impact on our financial condition or results of operations.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the Australian dollar, the Canadian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at September 30, 2014, every 10 percent change in historical currency rates would have approximately a $5.1 million effect on our financial position and approximately a $0.7 million impact on our results of operations during Nine Months 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2014 - July 31, 2014	—	$—	—	$—

August 1, 2014 - August 31, 2014	11,357	$37.67	—	$—

September 1, 2014 - September 30, 2014	—	$—	—	$—

(1)	The Company withheld these shares through net share settlements to satisfy minimum statutory tax withholding requirements upon vesting of shares of restricted stock held by employees. These purchases were not made as part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

(A) Exhibits

3.1	Amendment to the Amended and Restated Bylaws of The GEO Group, Inc., effective as of July 2, 2014. (1)

10.1	Second Amended and Restated Credit Agreement, dated as of August 27, 2014 by and among The GEO Group, Inc. and GEO Corrections Holdings, Inc, as Borrowers, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (portions of this exhibit have been omitted and filed separately wih the Securities and Exchange Commission pursuant to a request for confidential treatment). (2)

4.1	Form of Indenture for Senior Debt Securities. (3)

4.2	Form of Indenture for Subordinated Debt Securities. (4)

4.3	Indenture, dated as of September 25, 2014, by and between GEO and Wells Fargo Bank, National Association, as Trustee. (5)

4.4	First Supplemental Indenture, dated as of September 25, 2014, by and among GEO, certain subsidiary guarantors and Wells Fargo Bank, National Association, as Trustee. (6)

4.5	Form of 5.875% Senior Note due 2024 (included in Exhibit 4.4 above). (7)

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 9 2014.
(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 3. 2014.
(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on September 12, 2014.
(4)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed on September 12, 2014.
(5)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 1, 2014.
(6)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on October 1, 2014.
(7)	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on October 1, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date: November 10, 2014	/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer
(duly authorized officer and principal financial officer)