Form 10-K
period 2014-12-31
GEO GROUP INC
filed 2015-02-26
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 72,229,335 voting and non-voting shares of common stock held by non-affiliates of the registrant as of June 30, 2014 (based on the last reported sales price of such stock on the New York Stock Exchange on such date, the last business day of the registrant’s quarter ended June 30, 2014 of $35.73 per share) was approximately $2.6 billion.

As of February 23, 2015, the registrant had 74,202,455 shares of common stock outstanding.

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2015 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this report, are incorporated by reference into Part III of this report.

PART I

Item 1.	Business

As used in this report, the terms “we,” “us,” “our,” “GEO” and the “Company” refer to The GEO Group, Inc., its consolidated subsidiaries and its unconsolidated affiliates, unless otherwise expressly stated or the context otherwise requires.

General

We are a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of correctional, detention and re-entry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa and the United Kingdom. We own, lease and operate a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, as well as community based re-entry facilities. We develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency. We provide innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. We also provide secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through our joint venture GEO Amey PECS Ltd. (“GEOAmey”). As of December 31, 2014, our worldwide operations included the management and/or ownership of approximately 79,000 beds at 98 correctional, detention and community based facilities, including idle facilities and projects under development, and also included the provision of monitoring of more than 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

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

We began operating as a REIT for federal income tax purposes effective January 1, 2013. As a result of the REIT conversion, we reorganized our operations and moved non-real estate components into taxable REIT subsidiaries (“TRS”). We are a Florida corporation and our predecessor corporation prior to the REIT conversion was originally organized in 1984.

Business Segments

We conduct our business through four reportable business segments: our U.S. Corrections & Detention segment; our GEO Care segment; our International Services segment and our Facility Construction & Design segment. We have identified these four reportable segments to reflect our current view that we operate four distinct business lines, each of which constitutes a material part of our overall business. Our U.S. Corrections & Detention segment primarily encompasses our U.S.-based privatized corrections and detention business. Our GEO Care segment, which conducts its services in the U.S., consists of our community based services business, our youth services business and our electronic monitoring and supervision service. Effective January 1, 2015, we regained ownership of our GEO Care trade name in connection with the termination of the license agreement related to the sale of the residential treatment services (“RTS”) operating component on December 31, 2012 and as a result renamed our GEO Community Services segment the “GEO Care” segment. Refer to Note 2-Discontinued Operations in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K. Our International Services segment primarily consists of our privatized corrections and detention operations in South Africa, Australia, and the United Kingdom. Our Facility Construction & Design segment primarily contracts with various states, local and federal agencies, as well as international agencies, for the design and construction of facilities for which we generally have been, or expect to be, awarded management contracts. Financial information about these segments for years 2014, 2013 and 2012 is contained in Note 16 — Business Segments and Geographic Information included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Recent Developments

5.875% Senior Notes

On September 25, 2014, we completed an offering of $250.0 million aggregate principal amount of 5.875% senior unsecured notes (the “5.875% Senior Notes”). The notes will mature on October 15, 2024 and have a coupon rate and yield to maturity of 5.875%. Interest is payable semi-annually in cash in arrears on April 15 and October 15, beginning April 15, 2015. The 5.875% Senior Notes are guaranteed on a senior unsecured basis by all of our restricted subsidiaries that guarantee obligations. The 5.875% Senior Notes rank equally in right of payment with any of our unsecured, unsubordinated indebtedness and our guarantors, including our 6.625% senior notes due 2021, the 5 7/8% senior notes due 2022, the 5.125% senior notes due 2023, and the guarantors’ guarantees thereof, senior in right of payment to any future indebtedness of the Company and the guarantors that is expressly subordinated to the 5.875% Senior Notes and the guarantees, effectively junior to any secured indebtedness of the Company and the guarantors, including indebtedness under our senior credit facility, to the extent of the value of the assets securing such indebtedness, and structurally junior to all obligations of our subsidiaries that are not guarantors. The sale of the 5.875% Senior Notes was registered under our automatic shelf registration statement on Form S-3 filed on September 12, 2014, as supplemented by the Preliminary Prospectus Supplement filed on September 22, 2014 and the Prospectus Supplement filed on September 24, 2014. We capitalized $4.6 million of deferred financing costs in connection with the offering. At any time on or prior to October 15, 2017, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of outstanding 5.875% Senior Notes issued under the indenture governing the 5.875% Senior Notes (including any additional notes) at a redemption price of 105.875% of their principal amount, plus accrued and unpaid interest, if any, to the redemption date. In addition, we may, at our option, redeem the 5.875% Senior Notes in whole or in part before October 15, 2019 at a redemption price equal to 100% of the principal amount of the 5.875% Senior Notes being redeemed plus a “make-whole” premium, together with accrued and unpaid interest, if any, to the redemption date. Lastly, we may, at our option, redeem the 5.875% Senior Notes in whole or in part on or after October 15, 2019 at the redemption prices specified in the indenture for each year from 2019 through 2024 and thereafter.

Australia — Ravenhall

In connection with a new design and build prison project agreement with the State of Victoria (the “State”), we entered into a syndicated facility agreement (the “Construction Facility”) with National Australia Bank

Limited to provide debt financing for construction of the project. Refer to Note 7 — Contract Receivable included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K. The Construction Facility provides for non-recourse funding up to AUD 791.0 million, or $645.3 million, based on exchange rates as of December 31, 2014. Construction draws will be funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility is through October 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. After October 2019, the Construction Facility will be converted to a term loan with payments due quarterly beginning in 2018 through 2041. In accordance with the terms of the Construction Facility, upon completion and commercial acceptance of the prison, in accordance with the prison contract, the State will make a lump sum payment of AUD 310 million, or $252.9 million, based on exchange rates as of December 31, 2014, which will be used to pay a portion of the outstanding principal. The remaining outstanding principal balance will be repaid over the term of the operating agreement. As of December 31, 2014, $79.4 million was outstanding under the Construction Facility. We also entered into multiple interest rate swap and interest rate cap agreements related to our non-recourse debt in connection with the project. Refer to Note 9 — Derivative Financial Instruments included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Credit Facility

On August 27, 2014, we executed a second amended and restated credit agreement by and among us and GEO Corrections Holdings, Inc., as Borrowers, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (the “Credit Agreement”).

The Credit Agreement evidences a credit facility (the “Credit Facility”) consisting of a $296.3 million term loan (the “Term Loan”) bearing interest at LIBOR plus 2.50% (with a LIBOR floor of .75%), and a $700 million revolving credit facility (the “Revolver”) initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD 225 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars (the “Australian LC Facility”). The interest rate is subject to a pricing grid based upon our total leverage ratio. Amounts to be borrowed by us under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The Revolver component is scheduled to mature on August 27, 2019 and the Term Loan component is scheduled to mature on April 3, 2020.

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

Events of default under the Credit Agreement include, but are not limited to, (i) our failure to pay principal or interest when due, (ii) our material breach of any representation or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) certain material environmental liability claims which have been asserted against us, and (viii) a change in control. We were in compliance with all of the covenants of the Credit Agreement as of December 31, 2014.

As of December 31, 2014, we had $295.5 million in aggregate borrowings outstanding, net of discount, under the Term Loan and $70.0 million in borrowings under the Revolver, and approximately $62.0 million in letters of credit which left $568.0 million in additional borrowing capacity under the Revolver. In addition, we have the ability to increase the Senior Credit Facility by an additional $350.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions thereunder. Refer to Note 14-Debt included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K. At December 31, 2014, we also had approximately AUD 214 million in letters of credit outstanding under the Australian LC Facility in connection with certain performance guarantees related to the Ravenhall Prison Project. Refer to Note 7- Contract Receivable in the notes to the audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for further discussion.

Prospectus Supplement

On May 8, 2013, we filed with the Securities and Exchange Commission a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $100.0 million through sales agents. Sales of shares of our common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, were to be made in negotiated transactions or transactions that were deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. On July 18, 2014, we filed with the Securities and Exchange Commission a post-effective amendment to its shelf registration statement on Form S-3 (pursuant to which the prospectus supplement had been filed) as a result of our merger into The GEO Group REIT, Inc. (“GEO REIT”) effective June 27, 2014. During the year ended December 31, 2014, there were approximately 1.5 million shares of common stock sold under the prospectus supplement for net proceeds of $54.7 million. There were no shares of our common stock sold under the prospectus supplement during the year ended December 31, 2013.

In September 2014, we filed with the Securities and Exchange Commission a new automatic shelf registration statement on Form S-3. On November 10, 2014, in connection with the new shelf registration statement, we filed with the Securities and Exchange Commission a new prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $150 million through sales agents. Sales of shares of our common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). There were no shares of our stock sold under this prospectus supplement during the year ended December 31, 2014.

Contract awards and facility activations

The following contract awards and facility activations occurred during 2014:

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

On April 1, 2014, we announced the signing of a contract with the California Department of Corrections and Rehabilitation for the reactivation of our company-owned 260-bed McFarland Female Community Reentry Facility located in McFarland, California.

On April 30, 2014, we announced a 640-bed expansion to the company-owned, 1,300-bed Adelanto Detention Facility in California under an amendment to the existing contract with the City of Adelanto.

On September 10, 2014, we announced that our wholly-owned subsidiary, BI Incorporated (“BI”) has been awarded a contract by U.S. Immigration and Customs Enforcement (“ICE”) for the continued provision of case management and supervision services under the Intensive Supervision and Appearance Program (“ISAP”). The contract has a term of five years, inclusive of option periods, effective September 8, 2014. The contract is expected to generate approximately $47 million in annualized revenues.

On September 16, 2014, our newly formed wholly-owned subsidiary, GEO Ravenhall Pty. Ltd. in its capacity as trustee of another newly formed wholly-owned subsidiary, GEO Ravenhall Trust (“Project Co”), signed the Ravenhall Prison Project Agreement (“Ravenhall Contract”) with the State for the development and operation of a new 1,000-bed prison in Ravenhall, a locality near Melbourne, Australia under a Public-Private Partnership financing structure. The facility will also have the capacity to house 1,300 inmates should the State have the need for additional beds in the future. We will provide a capital contribution of approximately 20% of the project following the activation of the facility and we anticipate returns on investment consistent with ouir company-owned facilities. The design and construction phase (“D&C Phase”) of the agreement began in September 2014 with expected completion towards the end of 2017. Once constructed and commercially accepted, our wholly-owned subsidiary, the GEO Group Australasia Pty. Ltd. (“GEO Australia”) will operate the facility under a 25-year management contract (“Operating Phase”). We believe the facility will provide unprecedented levels of in-prison and post-release programs aimed at reducing reoffending rates and helping offenders reintegrate back into society.

On December 19, 2014, we announced a 626-bed expansion to the company-owned, 532-bed Karnes County Residential Center in Texas under an amendment to our existing contract with Karnes County, Texas. The expansion is expected to generate approximately $20 million in additional annualized revenues.

On December 30, 2014, we announced that we had signed contracts with the Federal Bureau of Prisons (“BOP”) for the continuation of management at the Moshannon Valley Correctional Center in Pennsylvania and for the reactivation of the company-owned 1,940-bed Great Plains Correction Facility in Oklahoma. The Great Plains Correction Facility was previously included in the Company’s idle facilities. Each contract has a term of ten years, inclusive of renewal options. The facilities are expected to generate approximately $76 million in combined annualized revenues.

The following contract award and facility activation occurred subsequent to 2014:

On January 28, 2015, the Company announced that it had signed a contract for the re-activation of the company-owned, 400-bed Mesa Verde Detention Facility in California. The facility will house immigration detainees under an intergovernmental service agreement between the City of McFarland and ICE. The Company completed a $10 million renovation of the facility at the end of 2014 and expects to begin the intake of detainees at the facility during the second quarter of 2015. The facility was previously included in the Company’s idle facilities. The facility is expected to generate approximately $17 million in annualized revenues.

Asset Acquisition

On January 26, 2015, we announced that we had signed a definitive agreement to acquire 8 correctional and detention facilities (the “LCS Facilities”) totaling more than 6,500 beds from LCS Corrections Services, Inc., a privately-held owner and operator of correctional and detention facilities in the United States, and its affiliates (collectively, “LCS”). Pursuant to the terms of the definitive asset purchase agreement, we acquired the LCS Facilities for approximately $310 million in an all cash transaction, excluding transaction related expenses. We also acquired certain tangible and intangible assets pursuant to the asset purchase agreement. Additionally, LCS has the opportunity to receive an additional payment if the LCS Facilities exceed certain performance targets after the closing over a period of 18 months ( the “Earnout Payment). The aggregate amount of the purchase price paid at closing and the Earnout Payment, if achieved, will not exceed $350 million. Approximately $298 million of outstanding debt related to the facilities was repaid at closing using the cash consideration paid by us. We did not assume any debt as the result of the transaction. We financed the acquisition of the LCS Facilities with borrowings under our revolving credit facility. We are in the process of completing our preliminary purchase price allocation.

Idle Facilities

We are currently marketing approximately 3,300 vacant beds at three of our idle facilities to potential customers with the re-activation of the company-owned 400-bed Mesa Verde Detention Facility in January 2015 as discussed above. The annual carrying cost of idle facilities in 2015 is estimated to be $16.0 million, including depreciation expense of $2.6 million. As of December 31, 2014, these facilities had a net book value of $90.5 million. We currently do not have any firm commitment or agreement in place to activate these facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. Currently, our North Lake Correctional Facility located in Baldwin, Michigan has been idle the longest of our idle facility inventory. The facility has been idle since October of 2010. This idle facility is included in the U.S. Corrections & Detention segment. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if all of these idle facilities were to be activated using our U.S. Corrections & Detention average per diem rate in 2014, (calculated as the U.S. Corrections & Detention revenue divided by the number of U.S. Corrections & Detention mandays) and based on the average occupancy rate in our U.S. Corrections & Detention facilities for 2014, we would expect to receive incremental revenue of approximately $80 million and an increase in earnings per share of approximately $.20 to $.25 per share based on our average U.S. Corrections and Detention operating margin.

Quality of Operations

We operate each facility in accordance with our company-wide policies and procedures and with the standards and guidelines required under the relevant management contract. For many facilities, the standards and guidelines include those established by the American Correctional Association, or ACA. The ACA is an independent organization of corrections professionals, which establishes correctional facility standards and guidelines that are generally acknowledged as a benchmark by governmental agencies responsible for correctional facilities. Many of our contracts in the United States require us to seek and maintain ACA accreditation of the facility. We have sought and received ACA accreditation and re-accreditation for all such facilities. We achieved a median re-accreditation score of 99.8% as of December 31, 2014. Approximately 87.7% of our 2014 U.S. Corrections & Detention revenue was derived from ACA accredited facilities for the year ended December 31, 2014. We have also achieved and maintained accreditation by The Joint Commission (“TJC”), at three of our correctional facilities and at nine of our youth services locations. We have been successful in achieving and maintaining accreditation under the National Commission on Correctional Health Care, or NCCHC, in a majority of the facilities that we currently operate. The NCCHC accreditation is a voluntary process which we have used to establish comprehensive health care policies and procedures to meet and adhere to the ACA standards. The NCCHC standards, in most cases, exceed ACA Health Care Standards and we have achieved this accreditation at six of our U.S. Corrections & Detention facilities and at two youth services locations. Additionally, BI has achieved a certification for ISO 9001:2008 for the design, production, installation and servicing of products and services produced by the Electronic Monitoring business units, including electronic home arrest and electronic monitoring technology products and monitoring services, installation services, and automated caseload management services.

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

For our facility management contracts, our state and local experience has been that a period of approximately 60 to 90 days is generally required from the issuance of a request for proposal to the submission of our response to the request for proposal; that between one and four months elapse between the submission of our response and the agency’s award for a contract; and that between 1 and 4 months elapse between the award of a contract and the commencement of facility construction or management of the facility, as applicable.

For our facility management contracts, our federal experience has been that a period of approximately 60 to 90 days is generally required from the issuance of a request for proposal to the submission of our response to the request for proposal; that between 12 and 18 months elapse between the submission of our response and the agency’s award for a contract; and that between 4 and 18 weeks elapse between the award of a contract and the commencement of facility construction or management of the facility, as applicable.

If the state, local or federal facility for which an award has been made must be constructed, our experience is that construction usually takes between nine and twenty-four months to complete, depending on the size and complexity of the project. Therefore, management of a newly constructed facility typically commences between ten and twenty-eight months after the governmental agency’s award.

For the services provided by BI, state, local and federal experience has been that a period of approximately 30 to 90 days is generally required from the issuance of an RFP or Invitation to Bid, or ITB, to the submission of our response; that between one and three months elapse between the submission of our response and the agency’s award for a contract; and that between one and three months elapse between the award of a contract and the commencement of a program or the implementation of program operations, as applicable.

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

During 2014, we entered into eight new or expansion projects representing an aggregate of 7,720 additional beds compared to five new or expansion projects representing an aggregate of 5,354 beds during 2013.

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

Facility Design, Construction and Finance

We offer governmental agencies consultation and management services relating to the design and construction of new correctional and detention facilities and the redesign and renovation of older facilities including facilities we own, lease or manage as well as facilities we do not own, lease or manage. Domestically, as of December 31, 2014, we have provided services for the design and construction of approximately 51 facilities and for the redesign, renovation and expansion of approximately 48 facilities. Internationally, as of

December 31, 2014, we have provided services for the design and construction of 11 facilities and for the redesign, renovation and expansion of 1 facility.

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

The following table sets forth the current expansion and development projects and their stage of completion for the Company’s facilities:

Facilities Under Construction	Additional Beds	Capacity Following Expansion/ Construction	Estimated Completion Date	Customer	Financing
Adelanto Expansion	640	1,940	Q3 2015	City of Adelanto, CA	GEO
Karnes Residential Expansion	626	1,158	Q4 2015	Karnes County, TX	GEO
Ravenhall Prison Development	1,300	1,300	Q4 2017	Department of Justice, State of Victoria	GEO

Competitive Strengths

Leading Corrections Provider Uniquely Positioned to Offer a Continuum of Care

We are the second largest provider of privatized correctional and detention facilities worldwide and the largest provider of community-based re-entry services, youth services and electronic monitoring services in the U.S. corrections industry. We believe these leading market positions and our diverse and complementary service offerings enable us to meet the growing demand from our clients for comprehensive services throughout the entire corrections lifecycle. Our continuum of care enables us to provide consistency and continuity in case management, which we believe results in a higher quality of care for offenders, reduces recidivism, lowers overall costs for our clients, improves public safety and facilitates successful reintegration of offenders back into society. In 2015, we are making an additional $5 million dollar annual investment to expand our continuum of care platform of programs.

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

Large Scale Operator with National Presence

We operate the sixth largest correctional system in the U.S. by number of beds, including the federal government and all 50 states. We currently have correctional operations in approximately 33 states and offer electronic monitoring services in every state. In addition, we have extensive experience in overall facility operations, including staff recruitment, administration, facility maintenance, food service, security, and in the supervision, treatment and education of inmates. We believe our size and breadth of service offerings enable us to generate economies of scale which maximize our efficiencies and allows us to pass along cost savings to our clients. Our national presence also positions us to bid on and develop new facilities across the U.S.

Long-Term Relationships with High-Quality Government Customers

We have developed long-term relationships with our federal, state and other governmental customers, which we believe enhance our ability to win new contracts and retain existing business. We have provided correctional and detention management services to the United States Federal Government for 28 years, the State of California for 27 years, the State of Texas for approximately 27 years, various Australian state government entities for 23 years and the State of Florida for approximately 21 years. These customers accounted for approximately 66.2% of our consolidated revenues for the fiscal year ended December 31, 2014.

Recurring Revenue with Strong Cash Flow

Our revenue base is derived from our long-term customer relationships, with contract renewal rates and facility occupancy rates both approximating 90% over the past five years. We have been able to expand our revenue base by continuing to reinvest our strong operating cash flow into expansionary projects and through strategic acquisitions that provide scale and further enhance our service offerings. Our consolidated revenues have grown from $877.0 million in 2007 to $1.7 billion in 2014. We expect our operating cash flow to be well in excess of our anticipated annual maintenance capital expenditure needs, which would provide us significant flexibility for growth in capital expenditures, future dividend payments in connection with operating as a REIT, acquisitions and/or the repayment of indebtedness.

Sizeable International Business

Our international infrastructure, which leverages our operational excellence in the U.S., allows us to aggressively target foreign opportunities that our U.S. based competitors without overseas operations may have difficulty pursuing. We currently have international operations in Australia, South Africa and the United Kingdom. Our international services business generated approximately $254 million of revenues, representing approximately 15% of our consolidated revenues for the year ended December 31, 2014. Included in our international revenues are construction revenues related to our prison project in Ravenhall, Australia which are presented in our Facility Design & Construction segment. We believe we are well positioned to continue benefiting from foreign governments’ initiatives to outsource correctional services.

Experienced, Proven Senior Management Team

Our Chief Executive Officer and The Founder, George C. Zoley, Ph.D., has led our Company for 30 years and has established a track record of growth and profitability. Under his leadership, our annual consolidated revenues from continuing operations have grown from $40.0 million in 1991 to $1.7 billion in 2014. Mr. Zoley is one of the pioneers of the industry, having developed and opened what we believe to be one of the first privatized detention facilities in the U.S. in 1986. Our Chief Financial Officer, Brian R. Evans, has been with our Company for over 14 years and has led our conversion to a REIT as well as the integration of our recent acquisitions and financing activities. Our top seven senior executives have an average tenure with our Company of over 10 years.

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

Pursue International Growth Opportunities

As a global provider of privatized correctional services, we are able to capitalize on opportunities to operate existing or new facilities on behalf of foreign governments. We have seen increased business development opportunities including opportunities to cross sell our expanded service offerings in recent years in the international markets in which we operate and are currently exploring opportunities for several new projects. We will continue to actively bid on new international projects in our current markets and in new markets that fit our target profile for profitability and operational risk.

Selectively Pursue Acquisition Opportunities

We intend to continue to supplement our organic growth by selectively identifying, acquiring and integrating businesses that fit our strategic objectives and enhance our geographic platform and service offerings. Since 2005, and including the acquisition of Protocol Criminal Justice, Inc. (“Protocol”) and the LCS Facilities, we have completed eight acquisitions for total consideration, including debt assumed, in excess of $1.7 billion. Our management team utilizes a disciplined approach to analyze and evaluate acquisition opportunities, which we believe has contributed to our success in completing and integrating our acquisitions.

Facilities and Day Reporting Centers

The following table summarizes certain information with respect to: (i) U.S. and international detention and corrections facilities; (ii) community-based services facilities; and (iii) residential and non-residential youth services facilities. The information in the table includes the facilities that we (or a subsidiary or joint venture of GEO) owned, operated under a management contract, had an agreement to provide services, had an award to manage or was in the process of constructing or expanding as of December 31, 2014:

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract(2)	Base Period	Renewal Options	Managed Leased/ Owned

Corrections & Detention — Western Region:

Adelanto Detention Facility, Adelanto, CA(3)	1,300	ICE - IGA	Federal Detention	Minimum/ Medium	May 2011	5 years	None	Owned

Alhambra City Jail, Los Angeles, CA	67	Los Angeles County	City Jail	All Levels	July 2008	3 years	Two, One-year, Plus 1 Year Extension	Managed

Arizona State-Prison Florence West Florence, AZ	750	AZ DOC	State DUI/ RTC Correctional	Minimum	October 2002	10 years	Two, Five-year	Managed

Arizona State-Prison Phoenix West Phoenix, AZ	500	AZ DOC	State DWI Correctional	Minimum	July 2002	10 years	Two, Five-year	Managed

Aurora/ICE Processing Center Aurora, CO	1,532	ICE / USMS	Federal Detention	All Levels	September 2011/ October 2012	2 years / 2 years	Four, Two-year / Four, Two-year	Owned

Baldwin Park City Jail, Baldwin Park, CA	32	Los Angeles County	City Jail	All Levels	July 2003	3 years	Three, Three-year	Managed

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract(2)	Base Period	Renewal Options	Managed Leased/ Owned
Central Arizona Correctional Facility Florence, AZ	1,280	AZ DOC	State Sex Offender Correctional	Minimum/ Medium	December 2006	10 years	Two, Five-year	Managed

Central Valley MCCF McFarland, CA	700	CDCR	State Correctional Facility	Medium	October 2013	Four Years and Eight Months	None	Owned

Desert View MCCF Adelanto, CA	700	CDCR	State Correctional Facility	Medium	October 2013	Four Years and Eight Months	None	Owned

Downey City Jail Los Angeles, CA	30	Los Angeles County	City Jail	All Levels	June 2003	3 years	Three, Three-year	Managed

Fontana City Jail Los Angeles, CA	39	Los Angeles County	City Jail	All Levels	February 2007	5 months	Five, One-year, Plus 2 Year Extension	Managed

Garden Grove City Jail Los Angeles, CA	16	Los Angeles County	City Jail	All Levels	January 2010	30 months	Unlimited	Managed

Golden State MCCF McFarland, CA	700	CDCR	State Correctional	Medium	November 2013	Four Years and Eight Months	None	Owned

Guadalupe County Correctional Facility Santa Rosa, NM(3)	600	NMCD - IGA	Local/State Correctional	Medium	January 1999	Perpetual	Automatic One-year	Owned

Hudson Correctional Facility Hudson, CO	1,250	Idle						Leased

Lea County Correctional Facility Hobbs, NM(3)	1,200	NMCD - IGA	Local/State Correctional	Medium	September 1998	Perpetual	Automatic One-year	Owned

Leo Chesney Community Correctional Facility Live Oak, CA	318	Idle						Leased

McFarland Community Correctional Facility McFarland, CA	300	CDCR	State Correctional	Minimum	March 2014	4 years and 3 months	None	Owned

Mesa Verde Community Correctional Facility Bakersfield, CA	400	Idle/Under Activation						Owned

Montebello City Jail Los Angeles, CA	25	Los Angeles County	City Jail	All Levels	January 1996	2 years	Unlimited, One-year	Managed

Northeast New Mexico Detention Facility Clayton, NM(3)	625	NMDOC / Clayton County	Local/State Correctional	Medium	August 2008	5 years	Five, one-year	Managed

Northwest Detention Center Tacoma, WA	1,575	ICE	Federal Detention	All Levels	October 2009	1 year	Four, One-year/ six month extension	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract(2)	Base Period	Renewal Options	Managed Leased/ Owned
Ontario City Jail Los Angeles, CA	40	Los Angeles County	City Jail	Any Level	July 2014	3 years	Two, Three-year	Managed

Western Region Detention Facility San Diego, CA	770	USMS	Federal Detention	Maximum	January 2006	5 year	One, Five-year	Leased

Corrections & Detention — Central Region:

Big Spring Correctional Center Big Spring, TX	3,509	BOP	Federal Correctional	Medium	April 2007	4 years	Three, Two-year	Owned

Central Texas Detention Facility San Antonio, TX(3)	688	USMS / ICE / Bexar County	Local & Federal Detention	Minimum/ Medium	April 2009	10 years	None	Managed

Cleveland Correctional Center Cleveland, TX	520	TDCJ	State Correctional	Minimum	January 2009	2.6 years	Two, Two-year	Managed

Great Plains Correctional Facility Hinton, OK	1,940	BOP	Federal Correctional	Minimum	December 2014	5 years	Five, One-year	Owned

Joe Corley Detention Facility Conroe, TX(3)	1,517	USMS / ICE - IGA	Local Correctional	Medium	July 2008/July 2008	USMS Perpetual	ICE 100 day renew not to exceed 60 months	Owned

Karnes Correctional Center Karnes City, TX(3)	679	USMS - IGA	Local & Federal Detention	All Levels	February 1998	Perpetual	None	Owned

Karnes County Residential Center(3)	532	ICE - IGA	Federal Detention	All Levels	December 2010	5 years	None	Owned

Lawton Correctional Facility Lawton, OK	2,526	OK DOC	State Correctional	Medium	October 2013	9 months	Four, Automatic One-year	Owned

Lockhart Work Program Facilities Lockhart, TX	1,000	TDCJ	State Correctional	Minimum/ Medium	January 2009	2.6 years	Two, Two-year	Managed

Reeves County Detention Complex R1/R2 Pecos, TX(3)	2,407	Reeves County / BOP	Federal Correctional	Low	February 2007	10 years	Unlimited, Ten year	Managed

Reeves County Detention Complex R3 Pecos, TX(3)	1,356	Reeves County / BOP	Federal Correctional	Low	January 2007	10 years	Unlimited, Ten year	Managed

Rio Grande Detention Center Laredo, TX	1,900	USMS	Federal Detention	Medium	October 2008	5 years	Three, Five-year	Owned

South Texas Detention Complex Pearsall, TX	1,904	ICE	Federal Detention	All Levels	December 2011	11 months	Four, One-year	Owned

Val Verde Correctional Facility Del Rio, TX(3)	1,407	USMS - IGA	Local & Federal Detention	All Levels	January 2001	Perpetual	None	Owned

Corrections & Detention — Eastern Region:

Alexandria Transfer Center Alexandria, LA(3)	400	ICE - IGA	Federal Detention	Minimum/ Medium	November 2014	5 years	Four, One-year	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract(2)	Base Period	Renewal Options	Managed Leased/ Owned
Allen Correctional Center Kinder, LA	1,576	LA DOC	State Correctional	Medium/ Maximum	July 2010	10 years	None	Managed

Bay Correctional Center Panama City, FL	985	FL DMS	State Correctional	Minimum/ Medium	February 2014	3 years	Unlimited, Two-year	Managed

Blackwater River Correctional Facility Milton, FL	2,000	FL DMS	State Correctional	Medium/ close	October 2013	3 years	Two, Two-year	Managed

Broward Transition Center Deerfield Beach, FL	700	ICE	Federal Detention	Minimum	April 2009	11 months	Four, One-year, Unlimited 6-month	Owned

D. Ray James Correctional Facility Folkston, GA	2,847	BOP	Federal Detention	All Levels	October 2010	4 years	Three, Two-year	Owned

Graceville Correctional Facility Jackson, FL	1,884	FL DMS	State Correctional	All Levels	February 2014	3 years	Unlimited, Two year	Managed

Heritage Trails (Plainfield STOP) Plainfield, IN	1,066	IN DOC	State Correctional	Minimum	March 2011	4 years	One, Up to 4 years	Managed

LaSalle Detention Facility Jena, LA(3)	1,160	ICE - IGA	Federal Detention	Minimum/ Medium	July 2007	5 years	Forty, One-year	Owned

Lawrenceville Correctional Center Lawrenceville, VA	1,536	VA DOC	State Correctional	Medium	March 2003	5 years	Ten, One- year	Managed

Moshannon Valley Correctional Center Philipsburg, PA	1,878	BOP	Federal Correctional	Medium	April 2006	36 months	Seven, One-year	Owned

Moore Haven Correctional Facility Moore Haven, FL	985	FL DMS	State Correctional	Minimum/ Medium	February 2014	3 years	Unlimited, two-year	Managed

New Castle Correctional Facility New Castle, IN	3,196	IN DOC	State Correctional	All Levels	January 2006	4 years	Three, two-year, then thru 2020 with two additional 5 year extension	Managed

North Lake Correctional Facility Baldwin, MI	1,740	Idle						Owned

Queens Private Detention Facility Jamaica, NY	222	USMS	Federal Detention	Minimum/ Medium	January 2008	2 years	Four, Two-year	Owned

Riverbend Correctional Facility Milledgeville, GA	1,500	GA DOC	State Correctional	Medium	July 2010	Partial 1 year	Forty, One-year	Owned

Rivers Correctional Institution Winton, NC	1,450	BOP	Federal Correctional	Low	April 2011	4 years	Three, Two-year	Owned

Robert A. Deyton Detention Facility Lovejoy, GA	768	USMS	Federal Detention	Medium	February 2008	5 years	Three, Five year	Leased

South Bay Correctional Facility South Bay, FL	1,948	FL DMS	State Correctional	Medium/ Close	July 2009	3 years	Unlimited, Two-year	Managed

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract(2)	Base Period	Renewal Options	Managed Leased/ Owned
Corrections & Detention — Australia:

Arthur Gorrie Correctional Centre Queensland, Australia	890	QLD DCS	State Remand Prison	High/ Maximum	January 2008	5 years	None	Managed

Fulham Correctional Centre & Nalu Challenge Community Victoria, Australia	785	VIC DOJ	State Prison	Minimum/ Medium	July 2002/December 2002	3 years	One, 18.5 years	Managed

Junee Correctional Centre New South Wales, Australia	790	NSW	State Prison	Minimum/ Medium	April 2009	5 years	Two, Five-year	Managed

Parklea Correctional Centre Sydney, Australia	823	NSW	State Remand Prison	All Levels	October 2009	5 years	None	Managed

Corrections & Detention — United Kingdom:

Dungavel House Immigration Removal Centre, South Lanarkshire, UK	249	UKBA	Detention Centre	Minimum	September 2011	5 years	One, Three year	Managed

Corrections & Detention — South Africa:

Kutama-Sinthumule Correctional Centre Limpopo Province, Republic of South Africa	3,024	RSA DCS	National Prison	Maximum	February 2002	25 years	None	Managed

Corrections & Detention — Canada:

New Brunswick Youth Centre Mirimachi, Canada(4)	N/A	PNB	Provincial Juvenile Facility	All Levels	October 1997	25 years	One, Ten-year	Managed

Corrections & Detention — Leased:

Delaney Hall Newark, NJ	1,200	Community Education Centers	Community Corrections	Community	None	—	—	Owned

GEO Care — Community Based Services:

Beaumont Transitional Treatment Center Beaumont, TX	180	TDCJ	Community Corrections	Community	September 2003	2 years	Five, Two-year and One six-month	Owned

Bronx Community Re-entry Center Bronx, NY	110	BOP	Community Corrections	Community	April 2014/August 2014	1 year	Four, One-year	Leased

Cordova Center Anchorage, AK	262	BOP /AK DOC	Community Corrections	Community	January 2013	2 years / 4 months	Four, one- year/Four, one-year, One five- month	Owned

El Monte Center El Monte, CA	70	BOP	Community Corrections	Community	July 2013	1 year	Four, one year	Leased

Grossman Center Leavenworth, KS	150	BOP	Community Corrections	Community	November 2012	2 years	Three, one-year	Leased

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract(2)	Base Period	Renewal Options	Managed Leased/ Owned
Las Vegas Community Correctional Center Las Vegas, NV	124	BOP	Community Corrections	Community	October 2010	2 years	Three, one-year	Owned

Leidel Comprehensive Sanction Center Houston, TX	190	BOP	Community Corrections	Community	January 2011	2 years	Four, one-year	Owned

Marvin Gardens Center Los Angeles, CA	60	BOP	Community Corrections	Community	March 2012	2 years	Three, one-year	Leased

McCabe Center Austin, TX	113	Third Party Tenant	Community Corrections	Community	September 2012	None	None	Owned

Mid Valley House Edinburg, TX	100	BOP	Community Corrections	Community	July 2014	1 year	Four, one-year	Owned

Midtown Center Anchorage, AK	32	AK DOC	Community Corrections	Community	March 13	4 months	Four, one-year, One Five-month	Owned

Newark Center Newark, NJ	240	NJ State Parole Board	Community Corrections	Community	July 2014	3 years	Two, one-year	Leased

Northstar Center Fairbanks, AK	143	AK DOC	Community Corrections	Community	February 2011	5 months	Four, one-year, One Five-month	Leased

Oakland Center Oakland, CA	69	BOP	Community Corrections	Community	November 2008	3 years	Seven, one-year	Owned

Parkview Center Anchorage, AK	112	AK DOC	Community Corrections	Community	March 2013	4 months	Four, one-year, One Five-month	Owned

Reality House Brownsville, TX	94	BOP	Community Corrections	Community	September 2011	2 year	Three, one-year	Owned

Salt Lake City Center Salt Lake City, UT	115	BOP	Community Corrections	Community	June 2011	2 years	Three one-year	Leased

Seaside Center Nome, AK	50	AK DOC	Community Corrections	Community	December 2007	5 months	Four, one-year and One, 6-month	Leased

Southeast Texas Transitional Center Houston, TX	500	TDCJ	Community Corrections	Community	September 2003	2 years	Five, two-year	Owned

Taylor Street Center San Francisco, CA	210	BOP / CDCR	Community Corrections	Community	April 2006/January 2012	2 years, 8 month / 3 years	Seven, one-year	Owned

Tundra Center Bethel, AK	85	AK DOC	Community Corrections	Community	February 2012	5 months	Four, one-year and One, 6-month	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract(2)	Base Period	Renewal Options	Managed Leased/ Owned

GEO Care — Youth Services:

Residential Facilities

Abraxas Academy Morgantown, PA	214	Various	Youth Residential	Secure	June 2005	N/A	N/A	Owned

Abraxas I Marienville, PA	204	Various	Youth Residential	Staff Secure	May 2005	N/A	N/A	Owned

Abraxas Ohio Shelby, OH	100	Various	Youth Residential	Staff Secure	June 2005	N/A	N/A	Owned

Abraxas Youth Center South Mountain, PA	72	PA Dept of Public Welfare	Youth Residential	Secure/ Staff Secure	June 2005	N/A	N/A	Leased

Contact Interventions Wauconda, IL	32	Idle						Owned

DuPage Interventions Hinsdale, IL	36	IL DASA, Medicaid, Private	Youth Residential	Staff Secure	June 2005	N/A	N/A	Owned

Erie Residential Programs Erie, PA	30	Idle						Owned

Hector Garza Center San Antonio, TX	139	TYC	Youth Residential	Staff Secure	June 2005	N/A	N/A	Owned

Leadership Development Program South Mountain, PA	128	Various	Youth Residential	Staff Secure	June 2005	N/A	N/A	Leased

Southern Peaks Regional Treatment Center Canon City, CO	136	Various	Youth Residential	Staff Secure	June 2005	N/A	N/A	Owned

Southwood Interventions Chicago, IL	80	IL DASA, City of Chicago, Medicaid	Youth Residential	Staff Secure	June 2005	N/A	N/A	Owned

Woodridge Interventions Woodridge, IL	90	IL DASA, Medicaid	Youth Residential	Staff Secure	June 2005	N/A	N/A	Owned

GEO Care — Youth Services:

Non-residential Facilities:

Abraxas Counseling Center Columbus, OH	150	Various	Youth Non- residential	Open	2008	N/A	N/A	Lease

Cleveland Counseling Center Cleveland, OH	30	Various	Youth Non- residential	Open	2014	N/A	N/A	Lease

Cincinnati Counseling Center Cincinnati, OH	75	City of Cincinnati	Youth Non- residential	Open	2012	N/A	N/A	Lease

Harrisburg Community-Based Programs Harrisburg, PA	71	Dauphin or Cumberland Counties	Youth Non- residential	Open	1995	N/A	N/A	Lease

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract(2)	Base Period	Renewal Options	Managed Leased/ Owned

Lehigh Valley Community-Based Programs Lehigh Valley, PA	30	Lehigh and Northampton Counties	Youth Non- residential	Open	1987	N/A	N/A	Lease

Philadelphia Community-Based Programs Philadelphia, PA	35	Philadelphia DHS, C&Y Division	Youth Non- residential	Open	1987	N/A	N/A	Lease

WorkBridge Pittsburgh, PA	725	Allegheny County	Youth Non- residential	Open	1987	N/A	N/A	Lease

The following table summarizes certain information with respect to our re-entry Day Reporting Centers, which we refer to as DRCs. The information in the table includes the DRCs that we (or a subsidiary or joint venture of GEO) operated under a management contract or had an agreement to provide services as of December 31, 2014:

DRC Location	Number of reporting centers	Type of Customers	Commencement of current contract(s)	Base period	Renewal options	Manage only/ lease
Colorado(5)	9	State, County	Various, 2004 – 2012	Various, 1 year to 18 months	One to Four, One year	Lease

California	24	State, County	Various, 2007 – 2012	Various, 1 to 5 years	Varies	Lease

North Carolina	8	State	2012	2 years	One, Two year	Lease

New Jersey	4	State, County	2008	3 years	Two, One year	Lease

Pennsylvania	11	County	Various, 2006 – 2010	Various, 1 to 3 years	Indefinite, One year	Lease

Illinois	5	State, County	2003	5 years	One, Five year	Lease or Manage only

Kansas	1	County	2011	4 years	Four, One year	Lease

Louisiana	1	State	2010	1 year	Two, One year	Lease

Kentucky	1	County	2010	2 years	Three, One year	Lease

Virginia	1	State	2013	2 years	Three, One year	Lease

Customer Legend:

Abbreviation	Customer
AZ DOC	Arizona Department of Corrections
AK DOC	Alaska Department of Corrections
BOP	Federal Bureau of Prisons
CDCR	California Department of Corrections & Rehabilitation
CO DOC	Colorado Department of Corrections
FL DOC	Florida Department of Corrections
FL DMS	Florida Department of Management Services

Abbreviation	Customer
GA DOC	Georgia Department of Corrections
ICE	U.S. Immigration & Customs Enforcement
IN DOC	Indiana Department of Correction
IGA	Intergovernmental Agreement
IL DASA	Illinois Department of Alcoholism and Substance Abuse
LA DOC	Louisiana Department of Corrections
NMCD	New Mexico Corrections Department
NSW	Commissioner of Corrective Services for New South Wales
OK DOC	Oklahoma Department of Corrections
PNB	Province of New Brunswick
QLD DCS	Department of Corrective Services of the State of Queensland
RSA DCS	Republic of South Africa Department of Correctional Services
TDCJ	Texas Department of Criminal Justice
TYC	Texas Youth Commission
UKBA	United Kingdom Border Agency
USMS	United States Marshals Service
VA DOC	Virginia Department of Corrections
VIC DOJ	Department of Justice of the State of Victoria

(1)	Capacity as used in the table refers to operational capacity consisting of total beds for all facilities except for the seven Non-residential service centers under Youth Services for which we have provided service capacity which represents the number of juveniles that can be serviced daily.
(2)	For Youth Services Non-Residential Service Centers, the contract commencement date represents either the program start date or the date that the facility operations were acquired by our subsidiary. The service agreements under these arrangements provide for services on an as-contracted basis and there are no guaranteed minimum populations or management contracts with specified renewal dates. These arrangements are more perpetual in nature.
(3)	GEO provides services at these facilities through various Inter-Governmental Agreements, or IGAs, through the various counties and other jurisdictions.
(4)	The contract for this facility only requires GEO to provide maintenance services.
(5)	The Colorado Day Reporting Centers provide many of the same services as the full service Day Reporting Centers, but rather than providing these services through comprehensive treatment plans dictated by the governing authority, these services are provided on a fee for service basis. Such services may be connected to government agency contracts and would be reimbursed by those agencies. Other services are offered directly to offenders allowing them to meet court-ordered requirements and paid by the offender as the service is provided.

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

Aside from our customers’ unilateral right to terminate our facility management contracts with them at any time for any reason, there are two points during the typical lifecycle of a contract which may result in the loss by us of a facility management contract with our customers. We refer to these points as contract “renewals” and contract “re-bids.” Many of our facility management contracts with our government customers have an initial fixed term and subsequent renewal rights for one or more additional periods at the unilateral option of the customer. Because most of our contracts for youth services do not guarantee placement or revenue, we have not considered these contracts to ever be in the renewal or re-bid stage since they are more perpetual in nature. As such, the contracts for youth services are not considered as renewals or re-bids nor are they included in the table below. We count each government customer’s right to renew a particular facility management contract for an additional period as a separate “renewal.” For example, a five-year initial fixed term contract with customer options to renew for five separate additional one-year periods would, if fully exercised, be counted as five separate renewals, with one renewal coming in each of the five years following the initial term. As of December 31, 2014, 49 of our facility management contracts representing approximately 33,000 beds are scheduled to expire on or before December 31, 2015, unless renewed by the customer at its sole option in certain cases, or unless renewed by mutual agreement in other cases. These contracts represented 41.5% of our consolidated revenues for the year ended December 31, 2014. We undertake substantial efforts to renew our facility management contracts. Our average historical facility management contract renewal approximates 90%. However, given their unilateral nature, we cannot assure you that our customers will in fact exercise their renewal options under existing contracts. In addition, in connection with contract renewals, either we or the contracting government agency have typically requested changes or adjustments to contractual terms. As a result, contract renewals may be made on terms that are more or less favorable to us than those in existence prior to the renewals.

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

As of December 31, 2014, nine of our facility management contracts representing 5.0% and $85.1 million of our 2014 consolidated revenues are subject to competitive re-bid in 2015. The following table sets forth the number of facility management contracts that we currently believe will be subject to competitive re-bid in each of the next five years and thereafter, and the total number of beds relating to those potential competitive re-bid situations during each period:

Year	Re-bid	Total Number of Beds up for Re-bid
2015	9	4,141
2016	8	4,432
2017	14	12,304
2018	12	8,005
2019	4	1,436
Thereafter	16	22,426

Total	63	52,744

Competition

We compete primarily on the basis of the quality and range of services we offer; our experience domestically and internationally in the design, construction, and management of privatized correctional and detention facilities; our reputation; and our pricing. We compete directly with the public sector, where governmental agencies responsible for the operation of correctional, detention, youth services, community based services and re-entry facilities are often seeking to retain projects that might otherwise be privatized. In the private sector, our U.S. Corrections & Detention and International Services business segments compete with a number of companies, including, but not limited to: Corrections Corporation of America; Management and Training Corporation ; Emerald Companies; Community Education Centers; LaSalle Southwest Corrections; Group 4 Securicor; Sodexo Justice Services (formerly Kaylx); and Serco. Our GEO Care business segment competes with a number of different small-to-medium sized companies, reflecting the highly fragmented nature of the youth services and community based services industry. BI’s electronic monitoring business competes with a number of companies, including, but not limited to: G4 Justice Services, LLC; Elmo-Tech, a 3M Company; and Pro-Tech, a 3M Company. Some of our competitors are larger and have more resources than we do. We also compete in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance.

Seasonality

We do experience some levels of seasonality with respect to a decrease in the number of the offender and detainee populations in our facilities under contracts with the U.S. federal government during the winter months and year-end holidays. Typically we see these populations increase to normalized levels beginning in the second quarter.

Employees and Employee Training

At December 31, 2014, we had 17,479 full-time employees. Of our full-time employees, 495 were employed at our headquarters and regional offices and 16,984 were employed at facilities and international offices. We employ personnel in positions of management, administrative and clerical, security, educational services, human services, health services and general maintenance at our various locations. Approximately 2,596 and 1,573 employees are covered by collective bargaining agreements in the United States and at international offices, respectively. We believe that our relations with our employees are satisfactory.

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

At least 160 hours of training are required for our employees in Australia and South Africa before such employees are allowed to work in positions that will bring them into contact with inmates. Our employees in Australia and South Africa receive a minimum of 40 hours of refresher training each year. In the United Kingdom, our corrections employees also receive a minimum of 240 hours of training prior to coming in contact with inmates and receive additional training of approximately 25 hours annually.

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

Of the reserves discussed above, our most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves are undiscounted and were $49.5 million and $47.6 million as of December 31, 2014 and 2013, respectively and are included in accrued expenses in the accompanying balance sheets. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially adversely impacted.

International Operations

Our international operations for fiscal years 2014, 2013 and 2012 consisted of the operations of our wholly-owned Australian subsidiaries, our wholly owned subsidiary in the United Kingdom, and South African Custodial Management Pty. Limited, our consolidated joint venture in South Africa, which we refer to as SACM. In Australia, our wholly-owned subsidiary, GEO Australia, currently manages four facilities. Additionally, in September 2014, one of our Australian subsidiaries signed the Ravenhall Prison Project Agreement (“Ravenhall Contract”) with the State for the development and operation of a new 1,000-bed facility in Ravenhall, a locality near Melbourne, Australia under a Public-Private Partnership financing structure. The facility will also have the capacity to house 1,300 inmates should the State have the need for additional beds in the future. The D&C Phase of the agreement began in September 2014 with completion expected towards the end of 2017. We operate one facility in South Africa through SACM. Our wholly-owned subsidiary in the United Kingdom, The GEO Group UK Ltd., operates the 217-bed Dungavel House Immigration Removal Centre located near Glasgow, Scotland. See Item 7 for more discussion related to the results of our international operations. Financial information about our operations in different geographic regions appears in Note-16 Business Segments and Geographic Information in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Business Concentration

Except for the major customers noted in the following table, no other single customer made up greater than 10% of our consolidated revenues, excluding discontinued operations, for these years.

Customer	2014	2013	2012
Various agencies of the U.S Federal Government:	42%	45%	47%

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

We began operating as a REIT on January 1, 2013. We received an opinion of our special REIT tax counsel, Skadden, Arps, Slate, Meagher & Flom LLP (“Special Tax Counsel”), with respect to our qualification as a REIT. Investors should be aware, however, that opinions of counsel are not binding on the Internal Revenue Service (the “IRS”) or any court. The opinion of Special Tax Counsel represents only the view of Special Tax Counsel based on its review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. The opinion is expressed as of the date issued. Special Tax Counsel has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Special Tax Counsel and our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis, the results of which will not be monitored by Special Tax Counsel. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals.

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

In addition to the asset tests set forth above, to qualify as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our shareholders and the ownership of our stock. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments and make payments on our indebtedness.

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

From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs, reduce our equity or adversely impact our ability to raise short and long-term debt. Furthermore, the REIT distribution requirements may increase the financing we need to fund capital expenditures, future growth and expansion initiatives. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

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

Certain of our business activities may be subject to corporate level income tax and foreign taxes, which would reduce our cash flows, and may have potential deferred and contingent tax liabilities.

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

In order to satisfy the requirements for REIT qualification, no more than 50% in value of all classes or series of our outstanding shares of stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year beginning with our 2014 taxable year. In 2014 GEO merged into a newly formed entity, to facilitate GEO’s compliance with the REIT rules by implementing ownership limitations that generally restrict shareholders from owning more than 9.8% of our outstanding shares. The merger was approved by our shareholders. Under applicable constructive ownership rules, any shares of stock owned by certain affiliated owners generally would be added together for purposes of the common stock ownership limits, and any shares of a given class or series of preferred stock owned by certain affiliated owners generally would be added together for purposes of the ownership limit on such class or series.

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

To qualify for taxation as a REIT, we were required to distribute to our shareholders all of our pre-REIT accumulated earnings and profits, if any, as measured for federal income tax purposes, prior to the end of our first taxable year as a REIT, which was for the taxable period ended December 31, 2013. We declared and paid a special dividend during the fourth quarter of 2012 for the purposes of distributing to our shareholders our pre-REIT accumulated earnings and profits. The calculation of the amount to be distributed in a special E&P distribution was a complex factual and legal determination. We currently believe our special E&P distribution paid during the fourth quarter of 2012, together with distributions paid in 2013, satisfied the requirements relating to the distribution of our pre-REIT accumulated earnings and profits. No assurance can be given, however, that the IRS will agree with our calculation. If the IRS finds additional amounts of pre-REIT E&P, there are procedures generally available to cure any failure to distribute all of our pre-REIT E&P.

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

We have a significant amount of indebtedness. Our total consolidated indebtedness as of December 31, 2014 was approximately $1.5 billion, excluding non-recourse debt of $145.3 million and capital lease obligations of $10.9 million. As of December 31, 2014, we had $62.0 million outstanding in letters of credit and $70.0 million in borrowings outstanding under the Revolver. Also as of December 31, 2014, we had the ability to borrow $568.0 million under the Revolver, after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under the Senior Credit Facility with respect to the incurrence of additional indebtedness. At December 31, 2014, we also had approximately AUD 214 million in letters of credit outstanding under the Australian LC Facility in connection with certain performance guarantees related to the Ravenhall Prison Project. We also have the ability to increase the Senior Credit Facility by an additional $350 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

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

If we are unable to meet our debt service obligations, we may need to reduce capital expenditures, restructure or refinance our indebtedness, obtain additional equity financing or sell assets. We may be unable to restructure or refinance our indebtedness, obtain additional equity financing or sell assets on satisfactory terms or at all. In addition, our ability to incur additional indebtedness will be restricted by the terms of our Senior Credit facility, the indenture governing the 6.625% Senior Notes, the indenture governing the 5.125% Senior Notes, the indenture governing the 5 7/8% Senior Notes and the indenture governing the 5.875% Senior Notes.

We are incurring significant indebtedness in connection with substantial ongoing capital expenditures. Capital expenditures for existing and future projects may materially strain our liquidity.

As of December 31, 2014, we were developing a number of projects that we estimate will cost approximately $235.2 million, of which $61.6 million was spent through December 31, 2014. We estimate our remaining capital requirements to be approximately $173.6 million, which we anticipate will be spent in fiscal years 2015 through 2017. Included in these commitments is a contractual commitment to provide a capital contribution towards the design and construction of a prison project in Ravenhall, a locality near Melbourne, Australia, in the amount of AUD 115 million, or $93.8 million, based on exchange rates at December 31, 2014. This capital contribution is expected to be made in January 2017. Capital expenditures related to facility maintenance costs are expected to be $24.5 million for 2015. We intend to finance these and future projects using our own funds, including cash on hand, cash flow from operations and borrowings under the Revolver. In addition to these current estimated capital requirements for 2015 and 2016, we are currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2015 through 2017 could materially increase. As of December 31, 2014, we had the ability to borrow $568.0 million under the Revolver after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under the Senior Credit Facility. In addition, we have the ability to increase the Senior Credit Facility by an additional $350 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions thereunder. While we believe we currently have adequate borrowing capacity under our Senior Credit Facility to fund our operations and all of our committed capital expenditure projects, we may need additional borrowings or financing from other sources in order to complete potential capital expenditures related to new projects in the future. We cannot assure you that such borrowings or financing will be made available to us on satisfactory terms, or at all. In addition, the large capital commitments that these projects will require over the next 12-18 month period may materially strain our liquidity and our borrowing capacity for other purposes. Capital constraints caused by these projects may also cause us to have to entirely refinance our existing indebtedness or incur more indebtedness. Such financing may have terms less favorable than those we currently have in place, or not be available to us at all. In addition, the concurrent development of these and other large capital projects exposes us to material risks. For example, we may not complete some or all of the projects on time or on budget, which could cause us to absorb any losses associated with any delays.

Despite current indebtedness levels, we may still incur more indebtedness, which could further exacerbate the risks described above.

The terms of the indentures governing the 6.625% Senior Notes, the 5.125% Senior Notes, the 5 7/8% Senior Notes and the 5.875% Senior Notes and our Senior Credit Facility restrict our ability to incur but do not prohibit us from incurring significant additional indebtedness in the future. As of December 31, 2014, we had the ability to borrow an additional $568.0 million under the revolver portion of our Senior Credit Facility after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under the Senior Credit Facility. We also would have the ability to increase the Senior Credit Facility by an additional $350 million, subject to lender demand, prevailing market conditions and satisfying relevant borrowing conditions. Also, we may refinance all or a portion of our indebtedness, including borrowings under our Senior Credit Facility, the 6.625% Senior Notes, the 5.125% Senior Notes, the 5 7/8% Senior Notes and the 5.875% Senior Notes. The terms of such refinancing may be less restrictive and permit us to incur more indebtedness than we can now. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face related to our significant level of indebtedness could intensify.

The covenants in the indentures governing the 6.625% Senior Notes, the 5.125% Senior Notes, the 5 7/8% Senior Notes and the 5.875% Senior Notes and the covenants in our Senior Credit Facility impose significant operating and financial restrictions which may adversely affect our ability to operate our business.

The indentures governing the 6.625% Senior Notes, the 5.125% Senior Notes, the 5 7/8% Senior Notes and the 5.875% Senior Notes and our Senior Credit Facility impose significant operating and financial restrictions on us and certain of our subsidiaries, which we refer to as restricted subsidiaries. These restrictions limit our ability to, among other things:

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

These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities. In addition, our Senior Credit Facility requires us to maintain specified financial ratios and satisfy certain financial covenants, including maintaining a maximum senior secured leverage ratio and total leverage ratio, and a minimum interest coverage ratio. We may be required to take action to reduce our indebtedness or to act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants. We could also incur additional indebtedness having even more restrictive covenants. Our failure to comply with any of the covenants under our Senior Credit Facility, the indentures governing the 6.625% Senior Notes, the 5.125% Senior Notes, the 5 7/8% Senior Notes, the 5.875% Senior Notes, or any other indebtedness could prevent us from being able to draw on the Revolver, cause an event of default under such documents and result in an acceleration of all of our outstanding indebtedness. If all of our outstanding indebtedness were to be accelerated, we likely would not be able to simultaneously satisfy all of our obligations under such indebtedness, which would materially adversely affect our financial condition and results of operations.

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

Our business may not be able to generate sufficient cash flow from operations or future borrowings may not be available to us under our Senior Credit Facility or otherwise in an amount sufficient to enable us to pay our indebtedness or debt securities, including the 6.625% Senior Notes, the 5.125% Senior Notes, the 5 7/8% Senior Notes, and the 5.875% Senior Notes, or to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. However, we may not be able to complete such refinancing on commercially reasonable terms or at all. If for any reason we are unable to meet our debt service obligations, we would be in default under the terms of the agreements governing our outstanding debt. If such a default were to occur, the lenders under the senior credit facility, and holders of the 6.625% Senior Notes, the 5.125% Senior Notes, the 5 7/8% Senior Notes and the 5.875% Senior Notes could elect to declare all amounts outstanding immediately due and payable, and the lenders would not be obligated to continue to advance funds under the Senior Credit Facility. If the amounts outstanding under the Senior Credit Facility or other agreements governing our outstanding debt, were accelerated, our assets may not be sufficient to repay in full the money owed to our lenders and holders of the 6.625% Senior Notes, the 5.125% Senior Notes, the 5 7/8% Senior Notes and the 5.875% Senior Notes and any other debt holders.

Because portions of our senior indebtedness have floating interest rates, a general increase in interest rates will adversely affect cash flows.

Borrowings under our Senior Credit Facility bear interest at a variable rate. As a result, to the extent our exposure to increases in interest rates is not eliminated through interest rate protection agreements, such increases will result in higher debt service costs which will adversely affect our cash flows. We currently do not have interest rate protection agreements in place to protect against interest rate fluctuations on borrowings under our Senior Credit Facility. As of December 31, 2014, we had $365.5 million of indebtedness outstanding under our Senior Credit Facility, and a one percent increase in the interest rate applicable to the Senior Credit Facility would increase our annual interest expense by approximately $4.0 million.

We depend on distributions from our subsidiaries to make payments on our indebtedness. These distributions may not be made.

A substantial portion of our business is conducted by our subsidiaries. Therefore, our ability to meet our payment obligations on our indebtedness is substantially dependent on the earnings of certain of our subsidiaries and the payment of funds to us by our subsidiaries as dividends, loans, advances or other payments. Our subsidiaries are separate and distinct legal entities and, unless they expressly guarantee any indebtedness of ours, they are not obligated to make funds available for payment of our indebtedness in the form of loans, distributions or otherwise. Our subsidiaries’ ability to make any such loans, distributions or other payments to us will depend on their earnings, business results, the terms of their existing and any future indebtedness, tax considerations and legal or contractual restrictions to which they may be subject. If our subsidiaries do not make such payments to us, our ability to repay our indebtedness may be materially adversely affected. For the year ended December 31, 2014, our subsidiaries accounted for 71.2% of our consolidated revenues, and as of December 31, 2014, our subsidiaries accounted for 92.3% of our total assets.

We may not be able to satisfy our repurchase obligations in the event of a change of control because the terms of our indebtedness or lack of funds may prevent us from doing so.

Upon a change of control as specified in the indentures governing the terms of our senior notes, each holder of the 6.625% Senior Notes, the 5.125% Senior Notes, the 5 7/8% Senior Notes and the 5.875% Senior Notes will have the right to require us to repurchase their notes at 101% of their principal amount, plus accrued and unpaid interest, and, liquidated damages, if any, to the date of repurchase. The terms of the Senior Credit Facility limit our ability to repurchase the notes in the event of a change of control. Any future agreement governing any of our indebtedness may contain similar restrictions and provisions. Accordingly, it is possible that restrictions in the Senior Credit Facility or other indebtedness that may be incurred in the future will not allow the required repurchase of the 6.625% Senior Notes, the 5.125% Senior Notes, the 5 7/8% Senior Notes and the 5.875% Senior Notes upon a change of control. Even if such repurchase is permitted by the terms of our then existing indebtedness, we may not have sufficient funds available to satisfy our repurchase obligations. Our failure to purchase any of the senior notes would be a default under the indenture governing such notes, which in turn would trigger a default under the Senior Credit Facility and the indentures governing the other senior notes.

Risks Related to Our Business and Industry

From time to time, we may not have a management contract with a client to operate existing beds at a facility or new beds at a facility that we are expanding and we cannot assure you that such a contract will be obtained. Failure to obtain a management contract for these beds will subject us to carrying costs with no corresponding management revenue.

From time to time, we may not have a management contract with a client to operate existing beds or new beds at facilities that we are currently in the process of renovating and expanding. While we will always strive to work diligently with a number of different customers for the use of these beds, we cannot assure you that a contract for the beds will be secured on a timely basis, or at all. While a facility or new beds at a facility are vacant, we incur carrying costs. We are currently marketing approximately 3,300 vacant beds at three of our idle facilities to potential customers with the re-activation of the company-owned 400-bed Mesa Verde Detention Facility in January 2015. The annual carrying cost of idle facilities in 2015 is estimated to be $16.0 million, including depreciation expense of $2.6 million, if the facilities remain vacant for the remainder of 2015. At December 31, 2014, these facilities had a net book value of $90.5 million. In addition, now that we have acquired eight correctional and detention facilities from LCS Correctional Services, Inc. and its affiliates, we are marketing approximately an additional 3,200 beds in incremental capacity at these newly acquired facilities. Failure to secure a management contract for a facility or expansion project could have a material adverse impact on our financial condition, results of operations and/or cash flows. We review our facilities for impairment whenever events or changes in circumstances indicate the net book value of the facility may not be recoverable. Impairment charges taken on our facilities could require material non-cash charges to our results of operations. In addition, in order to secure a management contract for these beds, we may need to incur significant capital expenditures to renovate or further expand the facility to meet potential clients’ needs.

Negative conditions in the capital markets could prevent us from obtaining financing, which could materially harm our business.

Our ability to obtain additional financing is highly dependent on the conditions of the capital markets, among other things. The capital and credit markets have experienced significant periods of volatility and disruption since 2008. During this time period, the economic impacts observed have included a downturn in the equity and debt markets, the tightening of the credit markets, a general economic slowdown and other macroeconomic conditions, volatility in currency exchange rates and concerns over sovereign debt levels abroad and in the U.S. and concerns over the failure to adequately address the federal deficit and the debt ceiling. If those macroeconomic conditions continue or worsen in the future, we could be prevented from raising additional capital or obtaining additional financing on satisfactory terms, or at all. If we need, but cannot obtain, adequate capital as a result of negative conditions in the capital markets or otherwise, our business, results of operations and financial condition could be materially adversely affected. Additionally, such inability to obtain capital could prevent us from pursuing attractive business development opportunities, including new facility constructions or expansions of existing facilities, and business or asset acquisitions.

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

Aside from our customers’ unilateral right to terminate our facility management contracts with them at any time for any reason, there are two points during the typical lifecycle of a contract which may result in the loss by us of a facility management contract with our customers. We refer to these points as contract “renewals” and contract “re-bids.” Many of our facility management contracts with our government customers have an initial fixed term and subsequent renewal rights for one or more additional periods at the unilateral option of the customer. Because most of our contracts for youth services do not guarantee placement or revenue, we have not considered these contracts to ever be in the renewal or re-bid stage since they are more perpetual in nature. We count each government customer’s right to renew a particular facility management contract for an additional period as a separate “renewal.” For example, a five-year initial fixed term contract with customer options to renew for five separate additional one-year periods would, if fully exercised, be counted as five separate renewals, with one renewal coming in each of the five years following the initial term. As of December 31, 2014, 49 of our facility management contracts representing approximately 33,000 beds are scheduled to expire on or before December 31, 2015, unless renewed by the customer at its sole option in certain cases, or unless renewed by mutual agreement in other cases. These contracts represented 41.5% of our consolidated revenues for the year ended December 31, 2014. We undertake substantial efforts to renew our facility management contracts. Our average historical facility management contract renewal rate approximates 90%. However, given their unilateral nature, we cannot assure you that our customers will in fact exercise their renewal options under existing contracts. In addition, in connection with contract renewals, either we or the contracting government agency have typically requested changes or adjustments to contractual terms. As a result, contract renewals may be made on terms that are more or less favorable to us than those in existence prior to the renewals.

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

As of December 31, 2014, nine of our facility management contracts representing $85.1 million (or 5.0%) of our consolidated revenues for the year ended December 31, 2014 are subject to competitive re-bid in 2015. While we are pleased with our historical win rate on competitive re-bids and are committed to continuing to bid competitively on appropriate future competitive re-bid opportunities, we cannot in fact assure you that we will prevail in future re-bid situations. Also, we cannot assure you that any competitive re-bids we win will be on terms more favorable to us than those in existence with respect to the expiring contract.

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

We have a substantial amount of goodwill and other intangible assets resulting from business acquisitions. As of December 31, 2014, we had $649.2 million of goodwill and other intangible assets. At least annually, or whenever events or changes in circumstances indicate a potential impairment in the carrying value as defined by Generally Accepted Accounting Principles in the United States of America, or U.S. GAAP, we will evaluate this goodwill for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Estimated fair values could change if there are changes in our capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. Impairments of goodwill or other intangible assets could require material non-cash charges to our results of operations.

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

In particular, the demand for our correctional and detention facilities and services, electronic monitoring services, community-based re-entry services and monitoring and supervision services could be adversely affected by changes in existing criminal or immigration laws, crime rates in jurisdictions in which we operate, the relaxation of criminal or immigration enforcement efforts, leniency in conviction, sentencing or deportation practices, and the decriminalization of certain activities that are currently proscribed by criminal laws or the loosening of immigration laws. For example, any changes with respect to the decriminalization of drugs and controlled substances could affect the number of persons arrested, convicted, sentenced and incarcerated, thereby potentially reducing demand for correctional facilities to house them. Similarly, reductions in crime rates could lead to reductions in arrests, convictions and sentences requiring incarceration at correctional facilities. Immigration reform laws which are currently a focus for legislators and politicians at the federal, state and local level also could materially adversely impact us. Various factors outside our control could adversely impact the growth of our GEO Care business, including government customer resistance to the privatization of residential community based facilities, and changes to Medicare and Medicaid reimbursement programs.

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

We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. Of our governmental clients, four customers, through multiple individual contracts, accounted for 42.5% of our consolidated revenues for the year ended December 31, 2014. In addition, three federal governmental agencies with correctional and detention responsibilities, the Bureau of Prisons, ICE, and the U.S. Marshals Service, accounted for 41.9% of our total consolidated revenues for the year ended December 31, 2014 through multiple individual contracts, with the Bureau of Prisons accounting for 15.8% of our total consolidated revenues for such period, ICE accounting for 15.6% of our total consolidated revenues for such period, and the U.S. Marshals Service accounting for 10.5% of our total consolidated revenues for such period; however, no individual contract with these clients accounted for more than 5.0% of our total consolidated revenues. Government agencies from the State of Florida accounted for 6.4% of our total consolidated revenues for the year ended December 31, 2014 through multiple individual contracts. Our revenues depend on our governmental customers receiving sufficient funding and providing us with timely payment under the terms of our contracts. If the applicable governmental customers do not receive sufficient appropriations to cover their contractual obligations, they may delay or reduce payment to us or terminate their contracts with us. With respect to our federal government customers, any future impasse or struggle impacting the federal government’s ability to reach agreement on the federal budget, debt ceiling, immigration reform and how to fund the Department of Homeland Security, and any future federal government shut downs could result in material payment delays, payment reductions or contract terminations. Additionally, our governmental customers may request in the future that we reduce our per diem contract rates or forego increases to those rates as a way for those governmental customers to control their spending and address their budgetary shortfalls. The loss of, or a significant decrease in, business from the Bureau of Prisons, ICE, the U.S. Marshals Service, the State of Florida or any other significant customers could seriously harm our financial condition and results of operations. We expect to continue to depend upon these federal and state agencies and a relatively small group of other governmental customers for a significant percentage of our revenues.

A decrease in occupancy levels could cause a decrease in revenues and profitability.

While a substantial portion of our cost structure is generally fixed, most of our revenues are generated under facility management contracts which provide for per diem payments based upon daily occupancy. Several of these contracts provide minimum revenue guarantees for us, regardless of occupancy levels, up to a specified maximum occupancy percentage. However, many of our contracts have no minimum revenue guarantees and simply provide for a fixed per diem payment for each inmate/detainee/patient actually housed. As a result, with respect to our contracts that have no minimum revenue guarantees and those that guarantee revenues only up to a certain specified occupancy percentage, we are highly dependent upon the governmental agencies with which we have contracts to provide inmates, detainees and patients for our managed facilities. Under a per diem rate structure, a decrease in our occupancy rates could cause a decrease in revenues and profitability. In October 2011, the State of California implemented its Criminal Justice Realignment Plan. As a result of the implementation of the Criminal Justice Realignment Plan, the State of California discontinued contracts with

Community Correctional Facilities which housed low level state offenders across the state. The implementation of the Criminal Justice Realignment Plan by California resulted in the cancellation of our agreements for the housing of low level state offenders at three of our California Community Corrections facilities as well as an agreement for the housing of out-of-state California inmates at our North Lake Correctional Facility in Michigan. Also, in Michigan there have been recommendations for the early release of inmates to relieve overcrowding conditions. In addition, we have acquired eight correctional and detention facilities from LCS Correctional Services, Inc. and its affiliates which currently have lower occupancy rates than GEO’s facilities. It may take longer than anticipated to increase the occupancy rates for these facilities. When combined with relatively fixed costs for operating each facility, regardless of the occupancy level, a material decrease in occupancy levels at one or more of our facilities could have a material adverse effect on our revenues and profitability, and consequently, on our financial condition and results of operations.

State budgetary constraints may have a material adverse impact on us.

State budgets continue their slow to moderate recovery. According to the National Conference of State Legislatures, the outlook for state budgets is stable. Revenue performance is positive, and expenditure overruns are relatively modest. Overall, most state officials anticipate a slow and steady improvement in state finances. As of December 31, 2014, we had 11 state correctional clients: Florida, Georgia, Alaska, Louisiana, Virginia, Indiana, Texas, Oklahoma, New Mexico, Arizona, and California. If state budgetary constraints persist or intensify, our 11 state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts with those customers on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. In addition, budgetary constraints in states that are not our current customers could prevent those states from outsourcing correctional, detention or community based service opportunities that we otherwise could have pursued.

Competition for inmates may adversely affect the profitability of our business.

We compete with government entities and other private operators on the basis of cost, bed availability, location of facility, quality and range of services offered, experience in managing facilities, and reputation of management and personnel. Barriers to entering the market for the management of correctional and detention facilities may not be sufficient to limit additional competition in our industry. In addition, some of our government customers may assume the management of a facility currently managed by us upon the termination of the corresponding management contract or, if such customers have capacity at the facilities which they operate, they may take inmates currently housed in our facilities and transfer them to government operated facilities. Since we are paid on a per diem basis with no minimum guaranteed occupancy under some of our contracts, the loss of such inmates and resulting decrease in occupancy could cause a decrease in both our revenues and our profitability.

We are dependent on government appropriations, which may not be made on a timely basis or at all and may be adversely impacted by budgetary constraints at the federal, state and local levels.

Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the contracting governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have a material adverse effect on our cash flow and financial condition, which may make it difficult to satisfy our payment obligations on our indebtedness, including the 6.625% Senior Notes, the 5.125% Senior Notes, the 5 7/8% Senior Notes, the 5.875% Senior Notes and the Senior Credit Facility, in a timely manner. In addition, as a result of, among other things, recent economic developments, federal, state and local governments have encountered, and may continue to encounter, unusual budgetary constraints. As a result, a number of state and local governments are under pressure to control additional spending or reduce current levels of spending which could limit or eliminate appropriations for the facilities that we operate. Additionally, as a result of these factors, we may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. Budgetary limitations may also make it more difficult for us to renew our existing contracts on favorable terms or at all. Further, a number of states in which we operate are experiencing budget constraints for fiscal year 2015. We cannot assure you that these constraints will not result in reductions in per diems, delays in payment for services rendered or unilateral termination of contracts.

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

Any negative publicity about an escape, riot or other disturbance or perceived poor conditions at a privately managed facility, any failures experienced by our electronic monitoring services and any negative publicity about a crime or disturbance occurring during a failure of service or the loss or unauthorized access to any of the data we maintain in the course of providing our services may result in publicity adverse to us and the private corrections industry in general. Any of these occurrences or continued trends may make it more difficult for us to renew existing contracts or to obtain new contracts or could result in the termination of an existing contract or the closure of one or more of our facilities, which could have a material adverse effect on our business. Such negative events may also result in a significant increase in our liability insurance costs.

We may incur significant start-up and operating costs on new contracts before receiving related revenues, which may impact our cash flows and not be recouped.

When we are awarded a contract to manage a facility, we may incur significant start-up and operating expenses, including the cost of constructing the facility, purchasing equipment and staffing the facility, before we receive any payments under the contract. These expenditures could result in a significant reduction in our cash reserves and may make it more difficult for us to meet other cash obligations, including our payment obligations on the 6.625% Senior Notes, the 5.125% Senior Notes, the 5 7/8% Senior Notes, the 5.875% Senior Notes and the Senior Credit Facility. In addition, a contract may be terminated prior to its scheduled expiration and as a result we may not recover these expenditures or realize any return on our investment.

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

Governmental agencies may investigate and audit our contracts and, if any improprieties are found, we may be required to refund amounts we have received, to forego anticipated revenues and we may be subject to penalties and sanctions, including prohibitions on our bidding in response to RFPs from governmental agencies to manage correctional facilities. Governmental agencies we contract with have the authority to audit and investigate our contracts with them. As part of that process, governmental agencies may review our performance of the contract, our pricing practices, our cost structure and our compliance with applicable laws, regulations and standards. For contracts that actually or effectively provide for certain reimbursement of expenses, if an agency determines that we have improperly allocated costs to a specific contract, we may not be reimbursed for those costs, and we could be required to refund the amount of any such costs that have been reimbursed. If we are found to have engaged in improper or illegal activities, including under the United States False Claims Act, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with certain governmental entities. An adverse determination in an action alleging improper or illegal activities by us could also adversely impact our ability to bid in response to RFPs in one or more jurisdictions.

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

Our business operations expose us to various liabilities for which we may not have adequate insurance and may have a material adverse effect on our business, financial condition or results of operations.

The nature of our business exposes us to various types of third-party legal claims, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, product liability claims, intellectual property infringement claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with our facilities, programs, electronic monitoring products, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. In addition, our management contracts generally require us to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. We maintain insurance coverage for these general types of claims, except for claims relating to employment matters, for which we carry no insurance. However, we generally have high deductible payment requirements on our primary insurance policies, including our general liability insurance, and there are also varying limits on the maximum amount of our overall coverage. As a result, the insurance we maintain to cover the various liabilities to which we are exposed may not be adequate. Any losses relating to matters for which we are either uninsured or for which we do not have adequate insurance could have a material adverse effect on our business, financial condition or results of operations. In addition, any losses relating to employment matters could have a material adverse effect on our business, financial condition or results of operations. To the extent the events serving as a basis for any potential claims are alleged or determined to constitute illegal or criminal activity, we could also be subject to criminal liability. Such liability could result in significant monetary fines and could affect our ability to bid on future contracts and retain our existing contracts.

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

For the year ended December 31, 2014, our international operations accounted for approximately 15% of our consolidated revenues from continuing operations. We face risks associated with our operations outside the United States. These risks include, among others, political and economic instability, exchange rate fluctuations, taxes, duties and the laws or regulations in those foreign jurisdictions in which we operate. In the event that we experience any difficulties arising from our operations in foreign markets, our business, financial condition and results of operations may be materially adversely affected.

We conduct certain of our operations through joint ventures or consortiums, which may lead to disagreements with our joint venture partners or business partners and adversely affect our interest in the joint ventures or consortiums.

We conduct our operations in South Africa through our consolidated joint venture, SACM, and through our 50% owned and unconsolidated joint venture South African Custodial Services Pty. Limited, referred to as SACS. We conduct our prisoner escort and related custody services in the United Kingdom through our 50% owned and unconsolidated joint venture in GEO Amey PECS Limited, which we refer to as GEO Amey. We may enter into additional joint ventures in the future. Although we have the majority vote in our consolidated joint venture, SACM, through our ownership of 62.5% of the voting shares, we share equal voting control on all significant matters to come before SACS. We also share equal voting control on all significant matters to come before GEO Amey. We are conducting certain operations in Victoria, Australia through a consortium comprised of our wholly owned subsidiary, GEO Australia, John Holland Construction and Honeywell. The consortium is in the process of developing a new 1,000 bed prison in Ravenhall, a location near Melbourne, Australia. These joint venture partners, as well as any future partners, may have interests that are different from ours which may result in conflicting views as to the conduct of the business of the joint venture or consortium. In the event that we have a disagreement with a joint venture partner or consortium business partner as to the resolution of a particular issue to come before the joint venture or consortium, or as to the management or conduct of the business of the joint venture or consortium in general, we may not be able to resolve such disagreement in our favor and such disagreement could have a material adverse effect on our interest in the joint venture or consortium or the business of the joint venture or consortium in general.

We are dependent upon our senior management and our ability to attract and retain sufficient qualified personnel.

We are dependent upon the continued service of each member of our senior management team, including George C. Zoley, Ph.D., our Chairman and Chief Executive Officer, Brian R. Evans, our Chief Financial Officer, John M. Hurley, our Senior Vice President, Operations and President, U.S. Corrections & Detention, Ann Schlarb, our Senior Vice President, GEO Care, David Venturella, our Senior Vice President, Business Development and also our other executive officers at the Vice President level and above. The unexpected loss of Mr. Zoley, Mr. Evans or any other key member of our senior management team could materially adversely affect our business, financial condition or results of operations.

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

At December 31, 2014, approximately 24% of our workforce was covered by collective bargaining agreements and, as of such date, collective bargaining agreements with approximately 14% of our employees were set to expire in less than one year. While only approximately 24% of our workforce schedule is covered by collective bargaining agreements, increases in organizational activity or any future work stoppages could have a material adverse effect on our business, financial condition, or results of operations.

Technological changes could cause our electronic monitoring products and technology to become obsolete or require the redesign of our electronic monitoring products, which could have a material adverse effect on our business.

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

If we lose any of our rights to use third-party intellectual property, it could adversely affect our ability to commercialize our technologies, products or services, as well as harm our competitive business position and our business prospects.

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

Sales of shares of our common stock, or the perception that such sales could occur, could adversely affect the price for our common stock. As of December 31, 2014, there were 125,000,000 shares of common stock authorized under our Articles of Incorporation, of which 74,190,688 shares were outstanding. Our Board of Directors may authorize the issuance of additional authorized but unissued shares of our common stock or other authorized but unissued securities of ours at any time, including pursuant to equity incentive plans and stock purchase plans. In addition, we have filed a registration statement with the SEC allowing us to offer, from time to time, an indeterminate amount of common stock, subject to certain market conditions and other factors. Accordingly, we may, from time to time and at any time, seek to offer and sell shares of our common stock based upon market conditions and other factors. For example, on May 8, 2013, we filed with the SEC a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $100 million through certain sales agents. Sales of shares of our common stock under this prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. Additionally, on July 18, 2014, we filed with the Securities and Exchange Commission a post-effective amendment to our shelf registration statement on Form S-3 (pursuant to which the prospectus supplement had been filed) as a result of the merger of the Company into GEO REIT effective June 27, 2014.

In September 2014, the Company filed with the Securities and Exchange Commission a new shelf registration statement on Form S-3. On November 10, 2014, in connection with the new shelf registration, the Company filed with the Securities and Exchange Commission a new prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $150 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933.

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

We lease our corporate offices which are located in Boca Raton, Florida, under a lease agreement which was amended in April 2013. The current lease expires in March 2020 and has two 5-year renewal options, which if exercised will result in a maximum term ending March 2030. In addition, we lease office space for our eastern regional office in Charlotte, North Carolina; our central regional office in San Antonio, Texas; our western regional office in Los Angeles, California; and our youth services division in Pittsburgh, Pennsylvania. As a result of the BI acquisition in February 2011 and Protocol acquisition in February 2014, we are also currently leasing office space in Boulder, Colorado and Aurora, Illinois, respectively. We also lease office space in Sydney, Australia, in Sandton, South Africa, and in Berkshire, England, through our overseas affiliates to support our Australian, South African, and United Kingdom operations, respectively. We consider our office space adequate for our current operations.

See the Facilities and Day Reporting Centers listing under Item 1 for a list of the correctional, detention and re-entry properties we own or lease in connection with our operations. In addition to the properties listed under Item 1, we also lease 47 ISAP service centers, 83 electronic monitoring field offices and an electronic monitoring call center in Anderson, Indiana. We consider our correctional, detention and re-entry properties, our field offices and our electronic monitoring call center adequate for our current and planned levels of operations.

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

Our common stock trades on the New York Stock Exchange under the symbol “GEO.” The following table shows the high and low prices for our common stock, as reported by the New York Stock Exchange, for each of the four quarters of fiscal years 2014 and 2013. The prices shown have been rounded to the nearest $1/100. The approximate number of shareholders of record as of February 23, 2015 is 637.

	2014		2013
Quarter	High	Low	High	Low
First	$34.14	$30.85	$36.63	$31.54
Second	35.82	31.53	35.96	30.11
Third	38.41	34.20	39.35	32.84
Fourth	41.66	36.01	37.72	28.51

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2014 including our 2006 Stock Incentive Plan and our 2014 Stock Incentive Plan. Our shareholders have approved all of these plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	663,918	$23.89	3,747,271
Equity compensation plans not approved by security holders	—	—	—
Total	663,918	$23.89	3,747,271

Distributions

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

During the years ended December 31, 2014 and 2013 we declared and paid the following regular cash distributions to our shareholders which were treated as qualified and non-qualified ordinary income dividends for federal income tax purposes as stated below:

				Ordinary Dividends			Capital Gains
Declaration Date	Payment Date	Record Date	Distribution per share	Total	Qualified(1)	Non-Qualified	Total	Unrecaptured Section 1250	Long Term	Non Dividend Distributions(2)	Aggregate Payment Amount (in millions)
January 17, 2013	March 1, 2013	February 15, 2013	0.50	0.50	0.1551057	0.3448943					35.7
May 7, 2013	June 3, 2013	May 20, 2013	0.50	0.50	0.1551057	0.3448943					35.8
July 30, 2013	August 29, 2013	August 19, 2013	0.50	0.50	0.1551057	0.3448943					36.1
November 1, 2013	November 26, 2013	November 14, 2013	0.55	0.55	0.1706163	0.3793837					39.6

Totals			$2.05	$2.05	$0.6359334	$1.4140666	$—	$—	$—	$0.4486565	$147.2

Percentage			100.0%	100.0%	31.0%	69.0%	0.0%	0.0%	0.0%	19.3%
February 18, 2014	March 14, 2014	March 3, 2014	0.57	0.4602428	0.0448272	0.4154156	—	—	—	0.1097572	41.1
April 28, 2014	May 27, 2014	May 15, 2014	0.57	0.4602428	0.0448272	0.4154156	—	—	—	0.1097572	41.5
August 5, 2014	August 29, 2014	August 18, 2014	0.57	0.4602428	0.0448272	0.4154156				0.1097572	41.4
November 5, 2014	November 26, 2014	November 17, 2014	0.62	0.5006150	0.0487594	0.4518556				0.119385	46

Totals			$2.33	$1.8813434	$0.1832410	$1.6981024	$—	$—	$—	$0.4486565	$170

Percentage			100.0%	80.7%	7.9%	72.8%	0.0%	0.0%	0.0%	19.3%

(1)	The amount constitutes a “Qualified Dividend”, as defined by the Internal Revenue Service.
(2)	The amount constitutes a “Return of Capital”, as defined by the Internal Revenue Service.

We intend to continue paying regular quarterly cash dividends consistent with our stated expectation to pay at least 75% of our adjusted funds from operations (“AFFO”) in dividends with a goal to increase our dividend payout ratio over time. The amount, timing and frequency of our future dividends will be at the sole discretion of the Board of Directors based upon the factors mentioned above.

In addition to these factors, the indentures governing our 6.625% Senior Notes, 5.125% Senior Notes, 5 7/8% Senior Notes, 5.875% Senior Notes and our Senior Credit Facility also place material restrictions on our ability to pay dividends. See the Liquidity and Capital Resources section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 — Debt in “Item 8 — Financial Statements and Supplementary Data”, for further description of these restrictions. We believe we have the ability to continue to fund our working capital, our debt service requirements, and our maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

Performance Graph

The following performance graph compares the performance of our common stock to the Russell 2000, the S&P 500 Commercial Services and Supplies Index, and the MSCI U.S. REIT Index and is provided in accordance with Item 201(e) of Regulation S-K.

Comparison of Five-Year Cumulative Total Return*

The GEO Group, Inc., Russell 2000,

S&P 500 Commercial Services and Supplies Index

and MSCI U.S. REIT Index

(Performance through December 31, 2014)

Date	The GEO Group, Inc.	Russell 2000	S&P 500 Commercial Services and Supplies	MSCI U.S. REIT Index
December 31, 2009	$100.00	$100.00	$100.00	$100.00
December 31, 2010	$112.72	$125.31	$108.76	$123.53
December 31, 2011	$76.55	$118.47	$101.64	$129.34
December 31, 2012	$159.04	$135.81	$111.74	$146.88
December 31, 2013	$192.91	$186.07	$144.17	$144.84
December 31, 2014	$257.89	$192.63	$160.89	$181.46

Assumes $100 invested on December 31, 2009 in our common stock and the Index companies.

*	Total return assumes reinvestment of dividends.

Item 6.	Selected Financial Data

The following table sets forth historical financial data as of and for each of the five years in the period ended December 31, 2014. The selected consolidated financial data should be read in conjunction with our “Management Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to the consolidated financial statements (in thousands, except per share and operational data).

Year Ended:	2014	2013	2012	2011	2010
Results of Continuing Operations:
Revenues	$1,691,620	$1,522,074	$1,479,062	$1,407,172	$1,084,592
Operating income from continuing operations	234,731	185,484	184,353	179,599	126,902
Income from continuing operations	$143,840	$117,462	$144,558	$69,644	$54,371

Income from continuing operations per common share attributable to The GEO Group, Inc.:
Basic:	$1.99	$1.65	$2.39	$1.12	$0.99

Diluted:	$1.98	$1.64	$2.37	$1.11	$0.98

Weighted Average Shares Outstanding:
Basic	72,270	71,116	60,934	63,425	55,379
Diluted	72,547	71,605	61,265	63,740	55,989
Cash and Stock Dividends per Common Share:
Quarterly Cash Dividends	$2.33	$2.05	0.4	—	—
Special Dividend-Cash and Stock(3)	—	$—	5.68	—	—
Financial Condition:
Current assets	$377,406	$384,345	$337,183	$459,329	$422,084
Current liabilities	254,075	223,125	259,871	288,818	267,287
Total assets	3,002,208	2,889,364	2,839,194	3,049,923	2,412,373
Long-term debt, including current portion (excluding non-recourse debt and capital leases)	1,465,921	1,488,721	1,351,697	1,338,384	807,836
Total Shareholders’ equity	$1,045,993	$1,023,976	$1,047,304	$1,038,521	$1,039,490
Operational Data:
Facilities in operation(2)	92	86	87	90	98
Operational capacity of contracts(2)	75,302	66,130	65,949	65,787	70,552
Compensated mandays(1)	22,390,904	20,867,016	20,530,885	19,884,802	17,203,880

(1)	Compensated mandays are calculated as follows: (a) for per diem rate facilities — the number of beds occupied by residents on a daily basis during the fiscal year; and (b) for fixed rate facilities — the capacity of the facility multiplied by the number of days the facility was in operation during the fiscal year.
(2)	Represents the number of beds primarily from correction and detention facilities and excludes idle facilities.
(3)	Special Dividend paid on December 31, 2012 — Refer to Note 3 — Shareholders’ Equity included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are a real estate investment trust specializing in the ownership, leasing and management of correctional, detention and re-entry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa, and the United Kingdom. We own, lease and operate a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, and community based re-entry facilities. We offer counseling, education and/or treatment to inmates with alcohol and drug abuse problems at most of the domestic facilities we manage. We are also a provider of innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. Additionally, we have an exclusive contract with ICE to provide supervision and reporting services designed to improve the participation of non-detained aliens in the immigration court system. We develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency. We also provide secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through our joint venture GEOAmey.

As of December 31, 2014, our worldwide operations included the management and/or ownership of approximately 79,000 beds at 98 correctional, detention and re-entry facilities, including idle facilities and projects under development and also included the provision of monitoring of more than 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

For the years ended December 31, 2014, 2013 and 2012 we had consolidated revenues of $1.7 billion, $1.5 billion and $1.5 billion, respectively, and we maintained an average company wide facility occupancy rate of 95.7% including 75,302 active beds and excluding 3,708 idle beds for the year ended December 31, 2014, and 94.8% including 66,130 active beds and excluding 6,016 idle beds for the year ended December 31, 2013.

REIT Conversion

We have been a leading owner, lessor and operator of correctional, detention and re-entry facilities and provider of community-based services and youth services in the industry since 1984 and began operating as a REIT for federal income tax purposes effective January 1, 2013. As a result of the REIT conversion, we reorganized our operations and moved non-real estate components into TRSs. Through the TRS structure, the portion of our businesses which are non-real estate related, such as our managed-only contracts, international operations, electronic monitoring services, and other non-residential and community based facilities, are part of wholly-owned taxable subsidiaries of the REIT. Most of our business segments, which are real estate related and involve company-owned and company-leased facilities, are part of the REIT. The TRS structure allows us to maintain the strategic alignment of almost all of our diversified business segments under one entity. The TRS assets and operations will continue to be subject to federal and state corporate income taxes and to foreign taxes as applicable in the jurisdictions in which those assets and operations are located.

As a REIT, we are required to distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain) and we began paying regular distributions in 2013. We declared and paid the following regular REIT distributions to our shareholders which were treated for federal income taxes as follows:

				Ordinary Dividends
Declaration Date	Payment Date	Record Date	Distribution Per Share	Qualified(1)	Non- Qualified	Nondividend Distributions(2)	Aggregate Payment Amount (millions)
August 7, 2012	September 7, 2012	August 21, 2012	$0.20	N/A	N/A	N/A	$12.3
October 31, 2012	November 30, 2012	November 16, 2012	$0.20	N/A	N/A	N/A	$12.3
January 17, 2013	March 1, 2013	February 15, 2013	$0.50	$0.1551057	$0.3448943	—	$35.7
May 7, 2013	June 3, 2013	May 20, 2013	$0.50	$0.1551057	$0.3448943	—	$35.8
July 30, 2013	August 29, 2013	August 19, 2013	$0.50	$0.1551057	$0.3448943	—	$36.1
November 1, 2013	November 26, 2013	November 14, 2013	$0.55	$0.1706163	$0.3793837	—	$39.6
February 18, 2014	March 14, 2014	March 3, 2014	$0.57	$0.0448272	$0.4154156	$0.1097572	$41.1
April 28, 2014	May 27, 2014	May 15, 2014	$0.57	$0.0448272	$0.4154156	$0.1097572	$41.5
August 5, 2014	August 29, 2014	August 18, 2014	$0.57	$0.0448272	$0.4154156	$0.1097572	$41.4
November 5, 2014	November 26, 2014	November 17, 2014	$0.62	$0.0487594	$0.4518556	$0.1097572	$46.0

(1)	The amount constitutes a “Qualified Dividend”, as defined by the Internal Revenue Service.
(2)	The amount constitutes a “Return of Capital”, as defined by the Internal Revenue Service.

Divestiture of RTS

Applicable REIT rules substantially restrict the ability of REITs to operate health care facilities. As a result, in order to achieve and preserve our REIT status, on December 31, 2012, we completed the divestiture of all of our Residential Treatment Services. The operating results of RTS have been retroactively reclassified to discontinued operations for all periods presented in the Form 10-K. Refer to Note 2 — Discontinued Operations included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Change in Fiscal Year

In connection with our conversion to a REIT, on December 31, 2012, we changed our fiscal year to a calendar year and changed our fiscal quarters to coincide with each calendar quarter. The year 2012 means the 52 week period from January 2, 2012 through December 31, 2012.

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

Construction revenues are recognized from our contracts with certain customers to perform construction and design services (“project development services”) for various facilities. In these instances, we act as the primary developer and subcontract with bonded National and/or Regional Design Build Contractors. These construction revenues are recognized as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to the estimated total cost for each contract. Provisions for estimated losses on uncompleted contracts and changes to cost estimates are made in the period in which we determine that such losses and changes are probable. Typically, we enter into fixed price contracts and do not perform additional work unless approved change orders are in place. Costs attributable to unapproved change orders are expensed in the period in which the costs are incurred if we believe that it is not probable that the costs will be recovered through a change in the contract price. If we believe that it is probable that the costs will be recovered through a change in the contract price, costs related to unapproved change orders are expensed in the period in which they are incurred, and contract revenue is recognized to the extent of the costs incurred. Revenue in excess of the costs attributable to unapproved change orders is not recognized until the change order is approved. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. For the years ended December 31, 2014, 2013 and 2012, there have been no changes in job performance, job conditions and estimated profitability that would require a revision to the estimated costs and income related to project development services. As the primary contractor, we are exposed to the various risks associated with construction, including the risk of cost overruns. Accordingly, we record our construction revenue on a gross basis and include the related cost of construction activities in Operating Expenses.

When evaluating multiple element arrangements for certain contracts where we provide project development services to our clients in addition to standard management services, we follow revenue recognition guidance for multiple element arrangements under ASC 605-25 “Multiple Element Arrangements”. This revenue recognition guidance related to multiple deliverables in an arrangement provides guidance on determining if separate contracts should be evaluated as a single arrangement and if an arrangement involves a single unit of accounting or separate units of accounting and if the arrangement is determined to have separate units, how to allocate amounts received in the arrangement for revenue recognition purposes. In instances where we provide these project development services and subsequent management services, generally, the arrangement results in no delivered elements at the onset of the agreement. The elements are delivered, and revenue is recognized, over the contract period as the project development and management services are performed. Project development services are generally not provided separately to a customer without a management contract. We have determined that the significant deliverables in such an arrangement during the project development phase and services performed under the management contract qualify as separate units of accounting. With respect to the deliverables during the management services period, we regularly negotiate such contracts and provide management services to our customers outside of any arrangement for construction. We establish per diem rates for all of our management contracts based on, amongst other factors, expected and guaranteed occupancy, costs of providing the services and desired margins. As such, the fair value of the consideration to each deliverable was determined using our estimated selling price for the project development deliverable and vendor specific objective evidence for the facility management services deliverable.

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

Of the reserves discussed above, our most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves are undiscounted and were $49.5 million and $47.6 million as of

December 31, 2014 and 2013, respectively and are included in accrued expenses in the accompanying balance sheets. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially adversely impacted.

Income Taxes

The consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities as a result of a change in tax rates is recognized as income in the period that includes the enactment date. At December 31, 2012, we reversed certain deferred tax assets and liabilities related to our REIT activities. Refer to Note 17- Income Taxes in the notes to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K. Effective January 1, 2013, as a REIT that plans to distribute 100% of its taxable income to shareholders, we do not expect to pay federal income taxes at the REIT level (including our qualified REIT subsidiaries), as the resulting dividends paid deduction will generally offset our taxable income. Since we do not expect to pay taxes on our REIT taxable income, we do not expect to be able to recognize such deferred tax assets and liabilities.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 50 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the assessment indicates that assets will be used for a longer or shorter period than previously anticipated, the useful lives of the assets are revised, resulting in a change in estimate. We have not made any changes in estimates during the years ended December 31, 2014, 2013 and 2012. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of company-owned correctional and detention facilities. Cost for self-constructed correctional and detention facilities includes direct materials and labor, capitalized interest and certain other indirect costs associated with construction of the facility, such as property taxes, other indirect labor and related benefits and payroll taxes. The Company begins the capitalization of costs during the pre-construction phase, which is the period during which costs are incurred to evaluate the site, and continues until the facility is substantially complete and ready for occupancy. Labor costs capitalized for the years ended December 31, 2014, 2013 and 2012 were not significant. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.

Asset Impairments

The Company had property and equipment of $1.8 billion and 1.7 billion as of December 31, 2014 and 2013, respectively, including approximately 3,700 vacant beds at four idle facilities with a carrying value of $114.9 million which are being marketed to potential customers as of December 31, 2014, excluding equipment and other assets that can be easily transferred for use at other facilities.

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

We test idle facilities for impairment upon notification that the facilities will no longer be utilized by the customer. If a long-lived asset is part of a group that includes other assets, the unit of accounting for the long-lived asset is its group. Generally, we group assets by facility for the purpose of considering whether any impairment exists. The estimates of recoverability are based on projected undiscounted cash flows associated with actual marketing efforts where available or, in other instances, projected undiscounted cash flows that are comparable to historical cash flows from management contracts at similar facilities and sensitivity analyses that consider reductions to such cash flows. Our sensitivity analyses include adjustments to projected cash flows compared to the historical cash flows due to current business conditions which impact per diem rates as well as labor and other operating costs, changes related to facility mission due to changes in prospective clients, and changes in projected capacity and occupancy rates. We also factor in prolonged periods of vacancies as well as the time and costs required to ramp up facility population once a contract is obtained. We perform the impairment analyses on an annual basis for each of the idle facilities and update each quarter for market developments for the potential utilization of each of the facilities in order to identify events that may cause us to reconsider the most recent assumptions. Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than used in our most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact our ability to house certain types of inmates at such facility. Further, a substantial increase in the number of available beds at other facilities that we own, or in the marketplace, could lead to deterioration in market conditions and projected cash flows. Although they are not frequently received, an unsolicited offer to purchase any of our idle facilities, at amounts that are less than their carrying value could also cause us to reconsider the assumptions used in the most recent impairment analysis. We have identified marketing prospects to utilize each of the remaining currently idled facilities and do not see any catalysts that would result in a current impairment. However, we can provide no assurance that we will be able to secure management contracts to utilize our idle facilities, or that we will not incur impairment charges in the future. In all cases, the projected undiscounted cash flows in our analysis as of December 31, 2014 substantially exceeded the carrying amounts of each facility.

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

By their nature, these estimates contain uncertainties with respect to the extent and timing of the respective cash flows due to potential delays or material changes to forecasted terms and conditions in contracts with prospective customers that could impact the estimate of projected cash flows. Notwithstanding the effects the current economy has had on our customers’ demand for prison beds in the short term which has led to our decision to idle certain facilities, we believe the long-term trends favor an increase in the utilization of our idle correctional facilities. This belief is also based on our experience in working with governmental agencies faced with significant budgetary challenges which is a primary contributing factor to the lack of appropriated funding to build new bed capacity by federal and state agencies.

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

Recent Accounting Pronouncements

The following accounting standards have an implementation date subsequent to the year ended December 31, 2014 and as such, have not yet been adopted by us:

In January 2015, the FASB issued ASU No. 2015-01 “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,”, which eliminates the concept of extraordinary items altogether from U.S. GAAP. By removing the concept of extraordinary items from U.S. GAAP, this ASU removes the uncertainty and disparity in practice involved in identifying, presenting, and disclosing extraordinary items, as well as more closely aligns U.S. GAAP with IFRS. As with all of the FASB’s simplification initiatives, the new guidance is also expected to reduce the costs and complexity of financial statement preparation. The amendments resulting from ASU 2015-01 are effective for all entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with earlier adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which initiates a joint project between FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This standard will become effective for annual periods, beginning after December 15, 2016, including those interim periods within that reporting period. Early adoption is not permitted. An entity may apply the amendment in this update retrospectively to each reporting period presented, or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The Company is in the process of evaluating whether this standard would have a material impact on the Company’s financial position, results of operations or cash flows.

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

The discussion of our results of operations below excludes the results of discontinued operations reported in 2014, 2013 and 2012. Refer to Note 2 — Discontinued Operations included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for further information.

In connection with our conversion to a REIT, on December 31, 2012 we changed our fiscal year to a calendar year and changed our fiscal quarters to coincide with each calendar quarter. For the purposes of the discussion below, “2012” means the period from January 2, 2012 to December 31, 2012.

Effective January 1, 2015, GEO regained ownership of the GEO Care service mark and domain name and has renamed the Community Services segment to GEO Care for all periods presented. Refer to Note 2 —Discontinued Operations included in Part II, Item 8 of this annual report on Form 10-K for further information.

2014 versus 2013

Revenues

	2014	% of Revenue	2013	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$1,108,397	65.5%	$1,011,818	66.5%	$96,579	9.5%
GEO Care	329,253	19.5%	302,094	19.8%	27,159	9.0%
International Services	197,992	11.7%	$208,162	13.7%	$(10,170)	(4.9)%
Facility Construction & Design	55,978	3.3%	$—	—%	$—	100.0%

Total	$1,691,620	100.0%	$1,522,074	100.0%	$169,546	11.1%

U.S. Corrections & Detention

Revenues increased in 2014 compared to 2013 primarily due to aggregate increases of $82.3 million resulting from: (i) the activation and intake of inmates at the Central Valley, Desert View and McFarland correctional facilities, as well as our 100-bed expansion of the Company-owned Golden State correctional facility, in the fourth quarter of 2013; (ii) our assumption of the management of the Moore Haven, Bay and Graceville correctional facilities in the first quarter of 2014; and (iii) our 400-bed expansion of the Rio Grande correctional facility in the first quarter of 2014 and 640-bed expansion of the Adelanto correctional facility in the second quarter of 2014. We also experienced aggregate increases in revenues of $30.9 million at certain of our facilities primarily due to net increases in population, transportation services and/or rates, including the increased revenues due to our purchase of the previously managed-only 1,287-bed Joe Corley Detention Center in June 2013. These increases were partially offset by an aggregate decrease of $16.7 million primarily due to contract terminations.

The number of compensated mandays in U.S. Corrections & Detention facilities was 18.7 million in 2014 as compared to 17.1 million in 2013. We experienced an aggregate net increase of approximately 1.6 million mandays as a result of our new contracts discussed above and also as a result of population increases at certain facilities. These increases were partially offset by decreases resulting from contract terminations. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Detention & Corrections facilities was 96.3% and 95.4% of capacity in 2014 and 2013, respectively, excluding idle facilities.

GEO Care

The increase in revenues for GEO Care in 2014 compared to 2013 is primarily attributable to net increases of $26.8 million due to increased counts in our electronic monitoring contracts and ISAP program at BI and BI’s acquisition of Protocol in the first quarter of 2014. Protocol accounted for $10.1 million of the $26.8 million increase. In addition, we experienced a net increase of $7.0 million primarily due to new programs and program growth at our community based and re-entry centers. These increases were partially offset by decreases in revenues of $6.6 million related to contract terminations and census declines at certain facilities.

International Services

The decrease in revenues for International Services in 2014 compared to 2013 is primarily due to the result of foreign exchange rate fluctuations of $(12.0) million. Revenues also decreased by $7.3 million in our United Kingdom subsidiary due to the discontinuation of our Harmondworth management contract. These decreases were partially offset by an aggregate net increase of $9.1 million primarily attributable to our Australian subsidiary related to population increases, contractual increases linked to the inflationary index and the provision of additional services under certain contracts.

Facility Construction & Design

The increase in revenues for our Facility Construction & Design services is due to the commencement of design and construction activity for our new Ravenhall Prison Contract executed in September 2014 with the Department of Justice in the State of Victoria, Australia. Refer to Note 7 — Contract Receivable of the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Operating Expenses

	2014	% of Segment Revenues	2013	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$781,680	70.5%	$731,788	72.3%	$49,892	6.8%
GEO Care	219,335	66.6%	200,826	66.5%	18,509	9.2%
International Services	189,147	95.5%	192,251	92.4%	(3,104)	(1.6)%
Facility Design & Construction	55,538	99.2%	—	—%	55,538	100.0%

Total	$1,245,700	73.6%	$1,124,865	73.9%	$120,835	10.7%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and GEO Care facilities and expenses incurred in our Facility Construction & Design segment, except that there were no significant expenses incurred in such segment for 2013.

U.S. Corrections & Detention

Operating expenses increased in 2014 compared to 2013 primarily due to aggregate increases of $61.3 million resulting from: (i) the activation and intake of inmates at the Central Valley, Desert View and McFarland correctional facilities, as well as our 100-bed expansion of the Company-owned Golden State correctional facility, in the fourth quarter of 2013; (ii) our assumption of the management of the Moore Haven, Bay and Graceville correctional facilities in the first quarter of 2014; and (iii) our 400-bed expansion of the Rio Grande correctional facility in the first quarter of 2014 and 640-bed expansion of the Adelanto correctional facility in the second quarter of 2014. We also experienced aggregate increases in expenses of $12.0 million at certain of our facilities primarily due to net increases in population, transportation services and/or rates. These increases were partially offset by an aggregate decrease of $17.3 million primarily due to contract terminations. Additionally, in 2013, in connection with our annual actuarial analysis we recorded an additional $6.1 million to our insurance reserves which is why we experienced a decrease in our operating expenses as a percentage of revenues in 2014. In 2014, additional charges to our insurance reserves were not as significant based on the same annual actuarial analysis.

GEO Care

Operating expenses for GEO Care increased by approximately $18.5 million during 2014 from 2013 primarily due to increases of approximately $25.4 million due to the following: (i) variable costs associated with increases in counts in our electronic monitoring contracts and ISAP program at BI; (ii) new programs and program growth at our community based and re-entry centers; and (iii) BI’s acquisition of Protocol in the first quarter of 2014. These increases were partially offset by decreases that resulted from contract terminations and census declines of approximately $6.8 million.

International Services

Operating expenses for our International Services segment during 2014 decreased $3.1 million over 2013 which was primarily attributable to the impact of foreign currency exchange rate fluctuations of $(10.9) million. In addition, there was a net decrease of $6.2 million related to the discontinuation of our Harmondsworth contract at our subsidiary in the United Kingdom in September 2014. These decreases were partially offset by an increase of $2.2 million related to bid costs incurred at our subsidiary in the United Kingdom. Both the termination of our Harmondsworth contract and the bid costs incurred in the United Kingdom resulted in an increase in operating expenses as a percentage of revenues. These decreases were also partially offset by a net increase of $11.8 million primarily attributable to our Australian subsidiary due to population increases, contractual increases in labor and additional services provided under new contracts at those facilities.

Facility Construction & Design

The increase in operating expenses for our Facility Construction & Design services is due to the commencement of design and construction activity for our new Ravenhall Prison Contract executed in September 2014 with the Department of Justice in the State of Victoria, Australia. Refer to Note 7 — Contract Receivable of the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Depreciation and Amortization

	2014	% of Segment Revenue	2013	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$63,690	5.7%	$62,112	6.1%	$1,578	2.5%
GEO Care	29,766	9.0%	29,989	9.9%	(223)	(0.7)%
International Services	2,715	1.4%	2,563	1.2%	152	5.9%

Total	$96,171	5.7%	$94,664	6.2%	$1,507	1.6%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense increased by $1.6 million in 2014 compared to 2013 primarily due to renovations made at several of our facilities and also our purchase of the 1,287-bed Joe Corley Detention Center in June 2013.

GEO Care

GEO Care depreciation and amortization decreased slightly in 2014 compared to 2013. The decrease is primarily due to certain assets becoming fully depreciated in 2014.

International Services

Depreciation and amortization expense increased slightly in 2014 compared to 2013 primarily due to increases in capital expenditures at our Australian subsidiary. This increase was partially offset by exchange rate fluctuations.

Other Unallocated Operating Expenses

	2014	% of Revenue	2013	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$115,018	6.8%	$117,061	7.7%	$(2,043)	(1.7)%

General and administrative expenses comprise substantially all of our other unallocated operating expenses primarily including corporate management salaries and benefits, professional fees and other administrative expenses. The decrease in general and administrative expenses in 2014 compared to 2013 was primarily attributable to nonrecurring professional fees incurred in 2013 associated with our conversion to a REIT. The decrease in general and administrative expenses as a percentage of revenue is primary due to new contracts added or expanded in 2014 which did not have a corresponding direct increase in overhead costs.

Non Operating Income and Expense

Interest Income and Interest Expense

	2014	% of Revenue	2013	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$4,747	0.3%	$3,324	0.2%	$1,423	42.8%
Interest Expense	$87,368	5.2%	$83,004	5.5%	$4,364	5.3%

The majority of our interest income generated in 2014 and 2013 is from the cash balances at our foreign subsidiaries. Interest income increased in 2014 primarily due to interest earned on our long-term contract receivable in connection with the Ravenhall prison project. Refer to Note7 — Contract Receivable of the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for further information.

Interest expense increased in 2014 compared to 2013 primarily due to $5.6 million of additional bond interest as a result of our $250 million offering of our 5.875% Senior Notes in September 2014. Interest expense also increased by $1.4 million in connection with our non-recourse debt related to our Ravenhall prison project. These increases were partially offset by a decrease in term loan interest under our Senior Credit Facility as a portion of the proceeds from our $300 million offering of our 5.125% Senior Notes in 2013 was used to pay outstanding term loans under the facility. Refer to Note 14 — Debt of the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Loss on Extinguishment of Debt

	2014	% of Revenue	2013	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$—	—%	$20,657	1.4%	$(20,657)	(100.0)%

The loss on extinguishment of debt in 2013 is the result of the following: (i) in the second quarter 2013, we refinanced our Prior Senior Credit Facility and entered into a new Credit Agreement, as a result of which we wrote off $4.4 million of unamortized deferred financing costs and unamortized debt discount pertaining to the Prior Senior Credit Facility and expensed $1.1 million in fees related to the new Credit Agreement; (ii) our defeasance of the non-recourse bonds related to South Texas Local Development Corporation (“STLDC”) on September 30, 2013, as a result of which we incurred a $1.5 million loss on extinguishment of debt which represented the excess of the reacquisition price over the carrying value of the bonds and other defeasance related fees and expenses; and (iii) in the fourth quarter 2013, we completed a tender offer and redemption of our 7 3/4% Senior Notes which resulted in a loss of $17.7 million related to the tender premium and deferred costs associated with the 7 3/4% Senior Notes. This loss was partially offset by proceeds of $4.0 million received for the settlement of the interest rate swaps related to the 7 3/4% Senior Notes. Refer to Note 14 — Debt of the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Provision (Benefit) for Income Taxes

	2014	Effective Rate	2013	Effective Rate
	(Dollars in thousands)
Provision (Benefit) for Income Taxes	$14,093	9.3%	$(26,050)	(30.6)%

The provision for income taxes during 2014 increased by $40.1 million compared to 2013 and the effective tax rate increased from (30.6)% to 9.3%. The increase is primarily attributable to certain one-time discrete items in 2013 which did not recur in 2014. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. The Company’s wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be approximately 10% exclusive of any non-recurring items. As a result of incremental business profitability in our taxable REIT subsidiaries, or TRS, our composition of taxable income changed resulting in an increase in our estimated effective tax rate for the year.

Equity in Earnings of Affiliates

	2014	% of Revenue	2013	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$5,823	0.3%	$6,265	0.4%	$(442)	(7.1)%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings of SACS and GEOAmey, respectively. Overall, we experienced a slight decrease in equity in earnings of affiliates during 2014 compared to 2013, which is primarily due to less favorable performance from the operations of GEOAmey during 2014 compared to 2013 along with foreign currency exchange rate fluctuations.

2013 versus 2012

Revenues

	2013	% of Revenue	2012	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$1,011,818	66.5%	$974,780	65.9%	$37,038	3.8%
GEO Care	302,094	19.8%	291,891	19.7%	10,203	3.5%
International Services	208,162	13.7%	212,391	14.4%	(4,229)	(2.0)%

Total	$1,522,074	100.0%	$1,479,062	100.0%	$43,012	2.9%

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

The number of compensated mandays in U.S. Corrections & Detention facilities was 17.1 million in 2013 as compared to 16.7 million in 2012. We experienced an aggregate net increase of approximately 400,000 mandays as a result of our new contracts discussed above and also as a result of population increases at certain facilities. These increases were partially offset by decreases resulting from contract terminations. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Detention & Corrections facilities was 95.4% and 96.3% of capacity in 2013 and 2012, respectively, excluding idle facilities.

GEO Care

The increase in revenues for GEO Care in 2013 compared to 2012 is primarily attributable to increases of $8.7 million due to new electronic monitoring equipment and an increase in ISAP counts at BI. In addition, we experienced a net increase of $5.5 million due to population increases at certain youth facilities and new programs and growth at our community based and re-entry centers. These increases were partially offset by decreases in revenues of $4.1 million related to contract terminations and census declines at certain facilities.

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

Operating Expenses

	2013	% of Segment Revenues	2012	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$731,788	72.3%	$689,226	70.7%	$42,562	6.2%
GEO Care	200,826	66.5%	199,752	68.4%	1,074	0.5%
International Services	192,251	92.4%	200,254	94.3%	(8,003)	(4.0)%

Total	$1,124,865	73.9%	$1,089,232	73.6%	$35,633	3.3%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and GEO Care facilities and expenses incurred in our Facility Construction and Design segment, except that there were no significant expenses incurred in such segment for 2013 or 2012.

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention reflects the following: (i) the activation and intake of inmates at Adelanto East in August 2012, Central Valley and Desert View during fourth quarter 2013 and the commencement of services under our contract, signed in October 2012, with the United States Marshals Service at our Aurora Detention Facility which contributed an aggregate increase to operating expenses of $15.2 million; (ii) increases of $22.4 million at certain of our facilities primarily related to net population increases, higher levels of required staffing, additional medical costs and other variable costs; (iii) in 2012 we received approximately $10.0 million in net operating tax refunds, not related to income taxes, for certain previously disputed claims in various jurisdictions that did not recur in 2013; and (iv) in connection with our annual actuarial analysis we recorded an additional $6.1 million to our insurance reserves in 2013. Additionally, in 2012, we recorded a $0.8 million decrease to our reserve based on the same actuarial analysis. These increases were partially offset by aggregate decreases in operating expenses of $8.7 million due to contract terminations. We also donated one of our facilities during fourth quarter 2012 which resulted in a decrease over 2013 of $2.8 million. The additional charge to our insurance reserve in 2013 as compared to the net operating tax refunds received in 2012 resulted in an increase in our operating expenses as a percentage of revenues.

GEO Care

Operating expenses for GEO Care increased by $1.1 million during 2013 from 2012 primarily due to net increases of $4.5 million due to the following: (i) variable costs associated with increases in electronic monitoring contracts and ISAP services at BI; (ii) population increases at certain youth facilities and the related variable costs; and (iii) new programs and program growth at our community based and re-entry centers. In addition, in connection with our annual actuarial analysis, we recorded an additional $2.1 million to our insurance reserves during 2013. In 2012, we recorded an additional $1.3 million to our insurance reserves based on this same analysis. These increases were partially offset by decreases that resulted from contract terminations and census declines of $4.2 million. The decrease in operating expenses as a percentage of revenue is primarily due to a shift in our product mix to BI products that have higher profit margins.

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

Depreciation and Amortization

	2013	% of Segment Revenue	2012	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$62,112	6.1%	$62,578	6.4%	$(466)	(0.7)%
GEO Care	29,989	9.9%	26,738	9.2%	3,251	12.2%
International Services	2,563	1.2%	2,369	1.1%	194	8.2%

Total	$94,664	6.2%	$91,685	6.2%	$2,979	3.2%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense decreased slightly in 2013 compared to 2012 primarily due to certain intangible assets which became fully amortized towards the end of 2012.

GEO Care

GEO Care depreciation and amortization increased by $3.3 million in 2013 compared to 2012. The increase is primarily due to an increase in monitoring and other equipment at BI in 2013 related to certain contract wins.

International Services

Depreciation and amortization expense increased slightly in 2013 compared to 2012 primarily due to increases in capital expenditures at our Australian subsidiary. This increase was partially offset by exchange rate fluctuations caused by the weakening of the U.S. dollar against certain foreign currencies.

Other Unallocated Operating Expenses

	2013	% of Revenue	2012	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$117,061	7.7%	$113,792	7.7%	$3,269	2.9%

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

Interest expense increased slightly in 2013 compared to 2012 due to the following: (i) interest expense increased by $12.5 million in connection with the completion of our $300 million 5.125% Senior Notes offering in March 2013; (ii) an increase of $1.2 million caused by the capitalization of interest in 2012; and (iii) interest expense increased by $3.7 million in connection with the completion of our $250 million 5 7/8% Senior Notes offering during the fourth quarter 2013. These increases were partially offset by decreases due to the following (i) interest expense on the Municipal Corrections Finance (“MCF) 8.47% Taxable Revenue Bonds, Seroes 2001, due August 1, 2016 issued by MCF (the “MCF Bonds”) was $3.3 million (the MCF bonds were redeemed in August 2012); (ii) interest expense decreased in 2013 by $6.6 million as a result of our refinancing the prior Senior Credit Facility in the second quarter 2013; (iii) a decrease of $4.1 million in connection with our tender offer and redemption of the 7 3/4% Senior Notes during the fourth quarter 2013; (iv) a decrease of $0.5 million related to the defeasance of the STLDC bonds in the third quarter 2013; and (v) other less significant decreases of $2.1 million. Refer to Note 14 — Debt of the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Loss on Extinguishment of Debt

	2013	% of Revenue	2012	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$20,657	1.4%	$8,462	0.6%	$12,195	144.1%

The loss on extinguishment of debt in 2013 is the result of the following: (i) in the second quarter 2013, we refinanced our Prior Senior Credit Facility and entered into a new Credit Agreement, as a result of which we wrote off $4.4 million of unamortized deferred financing costs and unamortized debt discount pertaining to the Prior Senior Credit Facility and expensed $1.1 million in fees related to the new Credit Agreement; (ii) our defeasance of the non-recourse bonds related to STLDC on September 30, 2013, as a result of which we incurred a $1.5 million loss on extinguishment of debt which represented the excess of the reacquisition price over the carrying value of the bonds and other defeasance related fees and expenses; and (iii) in the fourth quarter 2013, we completed a tender offer and redemption of our 7 3/4% Senior Notes which resulted in a loss of $17.7 million related to the tender premium and deferred costs associated with the 7 3/4% Senior Notes. This loss was partially offset by proceeds of $4.0 million received for the settlement of the interest rate swaps related to the 7 3/4% Senior Notes. The loss on extinguishment of debt in 2012 was the result of our early redemption of the MCF Bonds. Refer to Note 14 — Debt of the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Provision (Benefit) for Income Taxes

	2013	Effective Rate	2012	Effective Rate
	(Dollars in thousands)
Provision (Benefit) for Income Taxes	$(26,050)	(30.6)%	$(40,562)	(40.4)%

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

In connection with GEOAmey, our joint venture in the United Kingdom, we and our joint venture partner have each provided a line of credit of £12 million, or $18.6 million, based on exchange rates as of December 31, 2014, for GEOAmey’s operations.

As of December 31, 2014, we were developing a number of projects that we estimate will cost approximately $235.2 million, of which $61.6 million was spent through December 31, 2014. We estimate our remaining capital requirements to be approximately $173.6 million, which we anticipate will be spent in fiscal years 2015 through 2017. Included in these commitments is a contractual commitment to provide a capital contribution towards the design and construction of a prison project in Ravenhall, a locality near Melbourne, Australia, in the amount of AUD 115 million, or $93.8 million, based on exchange rates at December 31, 2014. This capital contribution is expected to by made in January 2017.

Liquidity and Capital Resources

Credit Agreement

On August 27, 2014, we executed a second amended and restated credit agreement by and among us and GEO Corrections Holdings, Inc., as Borrowers, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (the “Credit Agreement”).

The Credit Agreement evidences a credit facility (the “Credit Facility”) consisting of a $296.3 million term loan (the “Term Loan”) bearing interest at LIBOR plus 2.50% (with a LIBOR floor of .75%), and a $700 million revolving credit facility (the “Revolver”) initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD 225 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars (the “Australian LC Facility”). The interest rate is subject to a pricing grid based upon our total leverage ratio. At December 31, 2014, we had approximately AUD 214 million in letters of credit outstanding under the Australian LC Facility in connection with certain performance guarantees related to the Ravenhall Prison Project. Refer to Note 14-Debt in the notes to our audited consolidated financial Statements included in Part II, Item 8 of this annual report on Form 10-K for further discussion. Amounts to be borrowed by us under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The Revolver component is scheduled to mature on August 27, 2019 and the Term Loan component is scheduled to mature on April 3, 2020.

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

Events of default under the Credit Agreement include, but are not limited to, (i) our failure to pay principal or interest when due, (ii) our material breach of any representation or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) certain material environmental liability claims which have been asserted against us, and (viii) a change in control. We were in compliance with all of the covenants of the Credit Agreement as of December 31, 2014.

As of December 31, 2014, we had $295.5 million in aggregate borrowings outstanding, net of discount, under the Term Loan and $70.0 million in borrowings under the Revolver, and approximately $62.0 million in letters of credit which left $568.0 million in additional borrowing capacity under the Revolver. In addition, we have the ability to increase the Senior Credit Facility by an additional $350.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions thereunder. Refer to Note 14 — Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

5.875% Senior Notes

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

The sale of the 5.875% Senior Notes was registered under our automatic shelf registration statement on Form S-3 filed on September 12, 2014. Refer to Note 14 — Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

5 7/8% Senior Notes

On October 3, 2013, we completed an offering of $250.0 million aggregate principal amount of 5 7/8% Senior Notes. The 5 7/8% Senior Notes will mature on January 15, 2022 and have a coupon rate and yield to maturity of 5 7/8%. Interest is payable semi-annually on January 15 and July 15 each year, which commenced on January 15, 2014. The proceeds received from the 5 7/8% Senior Notes were used, together with cash on hand, to fund the repurchase, redemption or other discharge of our 7 3/4% Senior Notes and to pay related transaction fees and expenses. Refer to Note 14 — Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

5.125% Senior Notes

On March 19, 2013, we completed an offering of $300.0 million aggregate principal amount of 5.125% Senior Notes. The 5.125% Senior Notes will mature on April 1, 2023 and have a coupon rate and yield to maturity of 5.125%. Interest is payable semi-annually on April 1 and October 1 each year, which commenced on October 1, 2013. A portion of the proceeds received from the 5.125% Senior Notes were used on the date of the financing to repay the prior revolver credit draws outstanding under the prior senior credit facility. Refer to Note 14 — Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

6.625% Senior Notes

In February 2011, we completed an offering of $300.0 million in aggregate principal amount of our 6.625% Senior Notes. The 6.625% Senior Notes will mature on February 15, 2021 and have a coupon rate and yield to maturity of 6.625%. Interest is payable semi-annually in arrears on February 15 and August 15, which commenced on August 15, 2011. Refer to Note 14 — Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

In addition to the debt outstanding under the Senior Credit Facility, the 6.625% Senior Notes, the 5.125% Senior Notes, the 5 7/8% Senior Notes and the 5.875% Senior Notes, we also have significant debt obligations which, although these obligations are non-recourse to us, require cash expenditures for debt service. Our significant debt obligations could have material consequences. See “Risk Factors — Risks Related to Our High Level of Indebtedness” in Item 1A of this annual report on Form 10-K. We are exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. We also have guaranteed certain obligations for our South African joint venture and other of our international subsidiaries. These non-recourse obligations, commitments and contingencies and guarantees are further discussed in Notes 1, 14 and 18 in the notes to our consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

We are also considering opportunities for future business and/or asset acquisitions. If we are successful in our pursuit of these new projects, our cash on hand, cash flows from operations and borrowings under the existing Senior Credit Facility may not provide sufficient liquidity to meet our capital needs through 2014 and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indentures governing the 6.625% Senior Notes, the 5.125% Senior Notes, the 5 7/8% Senior Notes, the 5.875% Senior Notes and our Senior Credit Facility. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we expect to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

Prospectus Supplement

On May 8, 2013, we filed with the Securities and Exchange Commission a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $100 million through sales agents. Sales of shares of our common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. On July 18, 2014, we filed with the Securities and Exchange Commission a post-effective amendment to our shelf registration statement on Form S-3 (pursuant to which the prospectus supplement had been filed) as a result of our merger into GEO REIT effective June 27, 2014. During the year ended December 31, 2014, there were approximately 1.5 million shares of common stock sold under the prospectus supplement for net proceeds of $54.7 million. There were no shares of our common stock sold under the prospectus supplement during the year ended December 31, 2013.

In September 2014, we filed with the Securities and Exchange Commission a new shelf registration statement on Form S-3. On November 10, 2014, in connection with the new shelf registration, we filed with the Securities and Exchange Commission a new prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $150 million through sales agents. Sales of shares of our common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of our common stock issued under this prospectus supplement during the year ended December 31, 2014.

REIT Distributions

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

Non-Recourse Debt

South Texas Detention Complex

We had a debt service requirement related to the development of the South Texas Detention Complex, a 1,904-bed detention complex in Frio County, Texas. These bonds were to mature in February 2016 and had fixed coupon rates between 4.63% and 5.07%. On September 30, 2013, we completed a legal defeasance of the

$49.5 million taxable revenue bonds. Refer to Note 14-Debt in the notes to our consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for further information.

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

In connection with the original financing, CSC of Tacoma, LLC, a wholly owned subsidiary of CSC, issued a $57.0 million note payable to the Washington Economic Development Finance Authority (“WEDFA”), an instrumentality of the State of Washington, which issued revenue bonds (“2003 Revenue Bonds”). The bonds were non-recourse to us and matured and were fully paid in October 2014.

Additionally, on December 9, 2011, WEDFA issued $54.4 million of its Washington Economic Development Finance Authority Taxable Economic Development Revenue Bonds, series 2011 (“2011 Revenue Bonds”). The payment of principal and interest on the bonds is non-recourse to us. None of the bonds nor CSC’s obligations under the loan are our obligations nor are they guaranteed by us.

As of December 31, 2014, the remaining balance of the debt service requirement related to the 2003 Revenue Bonds and 2011 Revenue Bonds is $49.4 million, of which $6.3 million is classified as current in the accompanying balance sheet. As of December 31, 2014, included in restricted cash and investments is $4.3 million (all current) of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves which had not been released to us as of December 31, 2014. Refer to Note 14-Debt in the notes to our consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for further information.

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

On August 31, 2012, we purchased 100% of the partnership interests of MCF from the third party holders of these interests for a total net consideration of $35.2 million. Subsequent to the acquisition, the indenture relating to the MCF bonds was discharged and the remaining principal balance as of August 31, 2012 of $77.9 million was redeemed, with an effective date of September 4, 2012. We financed the acquisition of the partnership interests in MCF and the redemption of the MCF bonds with the proceeds from a term loan under our prior senior credit facility.

In 2012, in connection with the transaction, we incurred a loss on extinguishment of debt in connection with the early redemption of the MCF bonds of $8.5 million which consisted of a make-whole premium of $14.9 million which includes $0.1 million of bond redemption costs, offset by the effect of the then unamortized bond premium of $6.4 million. Refer to Note 14-Debt in the notes to our consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for further information.

Australia — Fulham

Our wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to us and total $16.4 million (AUD 20.1 million) and $23.9 million (AUD 26.9 million) at December 31, 2014 and December 31, 2013, respectively, based on exchange rates in effect as of December 31, 2014. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million along with interest earned on the account, which, at December 31, 2014, was $4.1 million (including interest) based on exchange rates in effect as of December 31, 2014. This amount is included in non-current restricted cash and the annual maturities of the future debt obligation are included in Non-Recourse Debt.

Australia — Ravenhall

In connection with a new design and build prison project agreement with the State of Victoria, we entered into a Construction Facility with National Australia Bank Limited to provide debt financing for construction of the project. Refer to Note 7 — Contract Receivable in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K. The Construction Facility provides for non-recourse funding up to AUD 791.0 million, or $645.3 million, based on exchange rates as of December 31, 2014. Construction draws will be funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility is through October 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. After October 2019, the Construction Facility will be converted to a term loan with payments due quarterly beginning in 2018 through 2041. In accordance with the terms of the Construction Facility, upon completion and commercial acceptance of the prison, in accordance with prison contract, the State will make a lump sum payment of AUD 310 million, or $252.9 million, based on exchange rates as of December 31, 2014, which will be used to pay a portion of the outstanding principal. The remaining outstanding principal balance will be repaid over the term of the operating agreement. As of December 31, 2014, $79.4 million was outstanding under the Construction Facility. We also entered into interest rate swap and interest rate cap agreements related to our non-recourse debt in connection with the project. Refer to Note 9 — Derivative Financial Instruments in the notes to our consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Guarantees

The Company has entered into certain guarantees in connection in connection with the design, financing and construction of certain facilities as well as loan, working capital and other obligation guarantees for our subsidiaries in Australia, South Africa, Canada and our joint ventures. Refer to Note 14-Debt in the notes to our consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Executive Retirement Agreements

We have a non-qualified deferred compensation agreement with our Chief Executive Officer, which we refer to as our CEO. The current agreement, as amended, provides for a lump sum payment upon retirement, no sooner than age 55. As of December 31, 2014, our CEO had reached age 55 and was eligible to receive the payment upon retirement. If our CEO had retired as of December 31, 2014, we would have had to pay him $7.1 million. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity.

Off-Balance Sheet Arrangements

Except as discussed above, and in the notes to our consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K, we do not have any off balance sheet arrangements.

We are also exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. See Note 18 — Commitments and Contingencies in the notes to our consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Derivatives

One of our Australian subsidiaries is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. We have determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt, to be an effective cash flow hedge. Accordingly, we record the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. respectively, and is recorded as a component of other liabilities in the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the periods presented. We do not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss). Refer to Note 9-Derivative Instruments in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for further information.

In September 2014, one of our Australian subsidiaries entered into interest rate swap agreements to fix the interest rate on its variable rate non-recourse debt related to a prison project in Ravenhall, a locality near Melbourne, Australia to 3.3% during the design and construction phase and 4.2% during the project’s operating phase. Refer to Note 7-Contract Receivable and Note 9-Derivative Instruments in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for further information. The swaps’ notional amounts coincide with construction draw fixed commitments throughout the project. At December 31, 2014, the swaps had a notional value of approximately AUD 97.4 million, or $79.4 million, based on exchange rates at December 31, 2014, related to the outstanding draws for the design and construction phase and approximately AUD 466.3 million, or $380.4 million, based on exchange rates at December 31, 2014, related to future construction draws. We have determined that the swaps have payment, expiration dates and provisions that coincide with the terms of the non-recourse debt and the critical terms of the swap agreements and construction draw fixed commitments are the same and are therefore considered to be effective cash flow hedges. Accordingly, we will record the change in the fair value of the interest rate swaps in accumulated other comprehensive income, net of applicable income taxes.

Additionally, upon completion and commercial acceptance of the prison project, the Department of Justice in the State in accordance with the prison contract, will make a lump sum payment of AUD 310 million, or $252.9 million, based on exchange rates at December 31, 2014, towards a portion of the outstanding balance which will be used to pay down the principal of the non-recourse debt. The Company’s Australian subsidiary also entered into interest rate cap agreements in September 2014 giving the Company the option to cap the interest rate on its variable non-recourse debt related to the project in the event that the completion of the prison project is delayed which could delay the State’s payment. These instruments do not meet the requirements for hedge accounting, and therefore, changes in fair value of the interest rate caps are recorded in earnings. Refer to Note 9-Derivative Instruments in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for further information.

Contractual Obligations

The following is a table of certain of our contractual obligations, as of December 31, 2014, which requires us to make payments over the periods presented.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-Term Debt	$1,100,421	$102	$165	$154	$1,100,000
Term Loan	295,500	3,000	6,000	6,000	280,500
Revolver	70,000	—	—	70,000	—
Capital Lease Obligations (includes imputed interest)	14,775	1,932	3,869	3,870	5,104
Operating Lease Obligations	172,472	35,679	59,388	44,324	33,081
Non-Recourse Debt (including future construction draws)	711,133	12,753	276,000	14,250	408,130
Estimated interest payments on debt(a)	1,055,130	98,399	240,084	217,482	499,165
Estimated funding of pension and other post retirement benefits	25,826	7,568	1,101	1,267	15,890
Estimated construction commitments	173,600	79,800	93,800	—	—
Estimated tax payments for uncertain tax positions(b)	2,076	—	2,076	—	—

Total	$3,620,933	$239,233	$682,483	$357,347	$2,341,870

(a)	Due to the uncertainties of future LIBOR rates, the variable interest payments on our Senior Credit Facility and swap agreements were calculated using an average LIBOR rate of 1.72% based on projected interest rates through fiscal 2020.
(b)	State income tax payments are reflected net of the federal income tax benefit.

Cash Flow

Cash and cash equivalents as of December 31, 2014 was $41.3 million, compared to $52.1 million as of December 31, 2013 and was impacted by the following:

Cash provided by operating activities of continuing operations in 2014, 2013 and 2012 was $202.5 million, $192.2 million, $255.2 million, respectively. Cash provided by operating activities of continuing operations in 2014 was positively impacted by increases in net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, stock-based compensation expense and dividends received from our unconsolidated joint venture. Increases in equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by a net of $23.8 million, representing a positive impact on cash. The decrease was primarily driven by approximately $22.4 million of federal and state tax over payments that were included in other current assets at December 31, 2013 which were applied in 2014. The remaining change is due to the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $9.0 million which positively impacted cash. The increase was primarily due to a prepayment from the RTS divestiture of $6.5 million in connection with the termination of the services and license agreement as well as the timing of payments. Additionally, cash provided by operating activities from continuing operations in 2014 was negatively impacted by an increase in contract receivable of $73.3 million. This increase relates to costs incurred and estimated earnings in excess of billings related to the Ravenhall Project. Refer to Note 7 — Contract Receivable included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K. The Contract Receivable is expected to grow as construction services are performed and will continue to have a negative impact on cash from operating activities until the balance is ultimately settled with the State. In accordance with the contract, the project will not be billed out until completion and commercial acceptance of the Facility.

Cash provided by operating activities of continuing operations in 2013 was positively impacted by non-cash expenses such as depreciation and amortization, loss on extinguishment of debt, stock-based compensation expense and dividends received from our unconsolidated joint venture. These positive impacts were offset by changes in our working capital components which were primarily driven by increases in accounts receivable, prepaid expenses and other assets along with decreases in accounts payable, accrued expenses and other liabilities. Accounts receivable, prepaid expenses and other current assets increased by $27.2 million, representing a negative impact on cash. The increase was primarily driven by federal and state income tax overpayments of $22.4 million included in prepaid expenses and other current assets at December 31, 2013 and the timing of billings and collections. Increases in equity in earnings of affiliates, net of tax, the tax benefit related to equity compensation and a release of reserves for uncertain tax positions also negatively impacted cash. Accounts payable, accrued expenses and other liabilities decreased by $10.0 million which negatively impacted cash. The decrease was primarily caused by general liability insurance settlements in 2013, a release of reserves for uncertain tax positions and the timing of payments on accounts payable and accrued payroll and related taxes.

Cash provided by operating activities of continuing operations in 2012 was positively impacted by increases in net income attributable to GEO, non-cash expenses such as depreciation and amortization and stock based compensation expense. These positive impacts were offset by the deferred income tax benefit and changes in our working capital components which were primarily driven by decreases in accounts receivable, prepaid expenses and other assets along with increases in accounts payable, accrued expenses and other liabilities. Accounts receivable, prepaid expenses and other assets decreased by $44.7 million and represented a source of cash. The decrease was primarily caused by increased operations at several new facilities which opened during 2011 and 2012. Accounts payable, accrued expenses and other liabilities increased by $27.4 million, net of acquisitions, and represented a use of cash. The increase was primarily caused by the timing of payments and a $15 million customer prepayment in 2012.

Cash used in investing activities by continuing operations of $121.2 million in 2014 was primarily the result of capital expenditures of $114.2 million, offset by changes in restricted cash of $5.4 million. Cash used in investing activities by continuing operations of $99.0 million in 2013 was primarily the result of capital expenditures of $117.6 million, offset by changes in restricted cash of $17.4 million. Cash used in investing activities by continuing operations of $52.6 million in 2012 was primarily the result of capital expenditures of $107.5 million and the acquisition of the ownership interests in MCF of $35.2 million, offset by a decrease in restricted cash of $51.2 million and the proceeds from the RTS divestiture of $33.3 million.

Cash used in financing activities by continuing operations in 2014 reflects payments of $696.0 million on long term debt and non-recourse debt offset by $741.2 million of proceeds from long term debt and non-recourse debt, including $404.0 million of borrowings under our Revolver. We also paid cash dividends of $170.2 million, deferred debt issuance costs of $26.4 million offset by an increase of $54.7 million for issuance of common stock under our prospectus supplement.

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

Cash used in financing activities by continuing operations in 2012 reflects payments of $456.5 million on indebtedness offset by $358.0 million of borrowings under our Senior Credit Facility which includes proceeds of $100.0 million from our prior Term Loan A-3. We also made a cash distribution of $5.8 million to the partners of MCF, paid a $102.4 million dividend to our shareholders and paid $14.9 million in fees, including a make-whole provision, related to the early extinguishment of debt in connection with the redemption of the MCF bonds.

Inflation

We believe that inflation, in general, did not have a material effect on our results of operations during 2014, 2013 and 2012. While some of our contracts include provisions for inflationary indexing, inflation could have a substantial adverse effect on our results of operations in the future to the extent that wages and salaries, which represent our largest expense, increase at a faster rate than the per diem or fixed rates received by us for our management services.

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

Normalized FFO is defined as FFO adjusted for certain items which by their nature are not comparable from period to period or that tend to obscure the Company’s actual operating performance, including for the periods presented REIT conversion related expenses, net of tax, tax benefit related to IRS settlement and REIT conversion, M&A related expenses, net of tax and loss on extinguishment of debt, net of tax.

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

Our reconciliation of net income to FFO, Normalized FFO and AFFO for the years ended December 31, 2014 and 2013, respectively, is as follows (in thousands):

	December 31, 2014	December 31, 2013
Funds From Operations
Net income attributable to The GEO Group, Inc.	$143,930	$115,135
Depreciation-real estate assets	52,960	51,680
Loss from Disc Ops, net of income tax provision (benefit)	—	(2,265)

NAREIT Defined FFO	196,890	169,080

Expenses associated with REIT conversion, net of taxes	—	5,440
Tax benefit associated with IRS settlement & REIT conversion	—	(21,103)
Loss on extinguishment of debt, net of taxes	—	14,240
M&A related expenses, net of tax	$681	$—

Normalized Funds from Operations	$197,571	$167,657

Depreciation-non-real estate assets	43,211	42,984
Consolidated maintenance capital expenditures	(23,277)	(19,159)
Stock-based compensation expenses	8,909	7,889
Amortization of debt costs and other non-cash interest	5,332	5,916
Non-Cash Mark-to-Market Adjustment — Derivative Instruments	1,121	—

Adjusted Funds from Operations	$232,867	$205,287

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

Revenue

Domestically, we continue to pursue a number of opportunities for corrections and detention facilities. Continued need for corrections facilities in various states and the need for bed space at federal prisons and detention facilities are two of the factors that have contributed to these opportunities. At the state level, we reactivated the Company-owned, 300-bed McFarland Community Reentry Facility during the third quarter of 2014 under a contract with the California Department of Corrections and Rehabilitation. The facility houses female inmates and provides enhanced rehabilitation and recidivism reduction programs.

Under the contract, the facility can be expanded by 300 beds at the department’s option within 12 months. Additionally during the fourth quarter of 2013, we reactivated the Company-owned, 700-bed Central Valley Modified Community Correctional Facility and the Company-owned, 700-bed Desert View Modified Community Correctional Facility. We also executed a new contract for the continued housing of California inmates at the Company-owned Golden State Modified Community Correctional Facility, which increased the facility’s contract capacity from 600 to 700 beds. In Florida, we assumed management of 3,854 contract prison beds at three facilities during the first quarter of 2014 which were previously managed by a different private operator. These facilities included the 1,884-bed Graceville Correctional Facility and the 985-bed Moore Haven Correctional Facility, which were developed and had been previously operated by us, as well as the 985-bed Bay Correctional Facility.

At the federal level, we expanded the contract capacity at the Company-owned Rio Grande Detention Center from 1,500 to 1,900 beds during the first quarter of 2014 for use by the U.S. Marshals and ICE. We also recently completed the development of a new, Company-owned, 400-bed immigration transfer center in Alexandria, Louisiana, which we will manage under an amendment we entered into under our contract for the LaSalle Detention Facility also in Louisiana. Additionally, we announced a 640-bed expansion to the Company-owned, 1,300-bed Adelanto Detention Facility in California under an amendment to the existing contract with the City of Adelanto which in turn contracts with ICE for the housing of immigration detainees at the facility. We will finance, develop, and manage the $45 million expansion, which will increase the facility’s total capacity to 1,940 beds and is expected to generate approximately $21 million in additional annualized revenues. We expect to complete the 640-bed expansion and begin intake by July 2015. During the fourth quarter of 2014, we announced the development of a 626-bed expansion to the company-owned, 532-bed Karnes County Residential Center in Texas under an amendment to our existing contract with Karnes County, Texas and the existing intergovernmental service agreement between Karnes County and U.S. Immigration and Customs Enforcement. We will finance, develop, and manage the $36 million expansion, which will increase the Facility’s total capacity to 1,158 beds. The expansion is expected to generate approximately $20 million in additional annualized revenues and returns on investment consistent with our company-owned facilities. GEO expects to complete the 626-bed expansion and begin intake in the fourth quarter of 2015. Additionally, during the fourth quarter of 2014, we announced the signing of contracts with the Federal Bureau of Prisons for the continuation of management at the Moshannon Valley Correctional Center in Pennsylvania and for the reactivation of the Great Plains Correctional Facility in Oklahoma. Under the new ten-year contracts, inclusive of renewal options, the Facilities will house up to a combined 3,818 federal inmates and are expected to generate approximately $76.0 million in combined annualized revenues. The Great Plains Correctional Facility is expected to begin the intake process in the second quarter of 2015. The contract for the continued management of the Moshannon Valley Correctional Center will commence in the second quarter of 2016, following the expiration of the current contract.

We continue to be encouraged by opportunities as discussed above; however any positive trends may, to some extent, be adversely impacted by government budgetary constraints in the future. While the outlook for state budgets is stable, revenue performance is positive, and expenditure overruns are relatively modest, state lawmakers continue to face numerous budget challenges and state officials are concerned about sluggish revenue growth, rebuilding budget reserves and long-term spending trends, according to a survey conducted in the Spring of 2014 by the National Conference of State Legislatures. As a result of budgetary pressures, state correctional agencies may pursue a number of cost savings initiatives which may include reductions in per diem rates and/or the scope of services provided by private operators. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Additionally, if state budgetary constraints, as discussed above, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations, contract non-renewals, and/or contract re-

bids. Although we have historically had a relatively high contract renewal rate, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.

Internationally, we are exploring a number of opportunities in our current markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk. In September 2014, we announced that a consortium led by us and comprised of The GEO Group Australia Pty. Ltd., John Holland Construction and Honeywell won a contract with the Department of Justice in the State of Victoria for the development and operation of a 1,300-bed capacity prison in Ravenhall, Australia. The Ravenhall facility will be developed under a public-private partnership financing structure with a capital contribution from us of approximately AUD 115 million and we anticipate returns on investment consistent with our company-owned facilities.

With respect to our re-entry services, electronic monitoring services, and youth services business conducted through our GEO Care business segment, we are currently pursuing a number of business development opportunities. Relative to opportunities for community-based re-entry centers, we expect to compete for several formal solicitations from the BOP for re-entry centers across the country and are also working with our existing local and state correctional clients to leverage new opportunities for both residential facilities as well as non-residential day reporting centers. We continue to expend resources on informing state and local governments about the benefits of public-private partnerships, and we anticipate that there will be new opportunities in the future as those efforts begin to yield results. We believe we are well positioned to capitalize on any suitable opportunities that become available in this area.

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related cost represented 55.1% of our operating expenses in 2014. Additional significant operating expenses include food, utilities and inmate medical costs. In 2014, operating expenses totaled 73.6% of our consolidated revenues. Our operating expenses as a percentage of revenue in 2015 will be impacted by the opening of any new or existing facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2015, we will incur carrying costs for facilities that are currently vacant in 2014. The carrying costs associated with the approximately 3,300 beds we are currently marketing with the re-activation of the company-owned 400-bed Mesa Verde Detention Facility in January 2015, are expected to be $16.0 million in 2015, including depreciation of $2.6 million. As of December 31, 2014, our worldwide operations include the management and/or ownership of approximately 79,000 beds at 98 correctional, detention and community services facilities, including idle facilities and projects under development, and also included the provision of monitoring of approximately 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. In 2014, general and administrative expenses totaled 6.8% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenue in 2015 to remain consistent or decrease as a result of cost savings initiatives and decreases in nonrecurring costs related to our REIT conversion. We expect business development costs to remain consistent as we pursue additional business development opportunities in all of our business lines. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

Idle Facilities

We are currently marketing approximately 3,300 vacant beds at three of our idle facilities to potential customers. The annual carrying cost of idle facilities in 2015 is estimated to be $16.0 million, including depreciation expense of $2.6 million. As of December 31, 2014, these facilities had a net book value of $90.5 million. We currently do not have any firm commitment or agreement in place to activate these facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. Currently, our North Lake Correctional Facility located in Baldwin, Michigan has been idle the longest of our idle facility inventory since October of 2010. In December 2014, we signed a contract with the BOP for the reactivation of the Great Plains Correctional Facility in Hinton, Oklahoma. Prior to signing this contract, it had also been idle since October of 2010. In January 2015, we signed a contract for the re-activation of the company-owned, 400-bed Mesa Verde Detention Facility in California.These idle facilities are included in the U.S. Corrections & Detention segment. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if all of these idle facilities were to be activated using our U.S. Corrections & Detention average per diem rate in 2014, (calculated as the U.S. Corrections & Detention revenue divided by the number of U.S. Corrections & Detention mandays) and based on the average occupancy rate in our U.S. Corrections & Detention facilities for 2014, we would expect to receive incremental revenue of approximately $80 million and an increase in earnings per share of approximately $.20 to $.25 per share based on our average U.S. Corrections and Detention operating margin.

Forward-Looking Statements — Safe Harbor

This Annual Report on Form 10-K and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	our ability to remain qualified for taxation as a REIT;

•	our ability to fulfill our debt service obligations and its impact on our liquidity;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;

•	our ability to activate the inactive beds at our idle facilities;

•	our ability to maintain or increase occupancy rates at our facilities;

•	an increase in unreimbursed labor rates;

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

•	our exposure to the impairment of goodwill and other intangible assets as a result of our acquisitions;

•	our ability to successfully conduct our operations through joint ventures and consortiums;

•	our ability to obtain future financing on satisfactory terms or at all, including our ability to secure the funding we need to complete ongoing capital projects;

•	our exposure to political and economic instability and other risks impacting our international operations;

•	our exposure to risks impacting our information systems, including those that may cause an interruption, delay or failure in the provision of our services;

•	our exposure to rising general insurance costs;

•	our exposure to state and federal income tax law changes internationally and domestically and our exposure as a result of federal and international examinations of our tax returns or tax positions;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising employee and inmate medical costs;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers’ compensation and automobile liability claims;

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

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding as of December 31, 2014 under the Senior Credit Facility of $365.5 million, for every one percent increase in the interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by $4.0 million.

We have entered into certain interest rate swap arrangements for hedging purposes, fixing the interest rate on our Australian non-recourse debt. The difference between the floating rate and the swap rate on these instruments is recognized in interest expense within the respective entity. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point change in the current interest rate would not have a material impact on our financial condition or results of operations.

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

Foreign Currency Exchange Rate Risk

We are exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. Dollar, the Australian Dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of December 31, 2014 with respect to our international operations, every 10 percent change in historical currency rates would have a $3.1 million effect on our financial position and a $0.8 million impact on our results of operations over the next fiscal year.

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

The consolidated financial statements have been audited by Grant Thornton LLP, independent registered public accountants, whose appointment by our Audit Committee was ratified by our shareholders. Their report, which is included in this Form 10-K expresses an opinion as to whether management’s consolidated financial statements present fairly in all material respects, the Company’s financial position, results of operations and cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. The effectiveness of our internal control over financial reporting as of December 31, 2014 has also been audited by Grant Thornton LLP, independent registered public accountants, as stated in their report which is included in this Form 10-K. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria set forth in the Internal Control — Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (the “2013 Internal Control — Integrated Framework”).

The Company evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, its internal control over financial reporting as of December 31, 2014, based on the 2013 Internal Control — Integrated Framework. Based on this evaluation, the Company’s management concluded that as of December 31, 2014, its internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

The GEO Group, Inc.

We have audited the internal control over financial reporting of The GEO Group, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated February 25, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Miami, Florida

February 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

The GEO Group, Inc.

We have audited the accompanying consolidated balance sheets of The GEO Group, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The GEO Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Miami, Florida

February 25, 2015

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In thousands, except per share data)
Revenues	$1,691,620	$1,522,074	$1,479,062
Operating Expenses (excluding depreciation and amortization)	1,245,700	1,124,865	1,089,232
Depreciation and Amortization	96,171	94,664	91,685
General and Administrative Expenses	115,018	117,061	113,792

Operating Income	234,731	185,484	184,353
Interest Income	4,747	3,324	6,716
Interest Expense	(87,368)	(83,004)	(82,189)
Loss on Extinguishment of Debt	—	(20,657)	(8,462)

Income Before Income Taxes, Equity in Earnings of Affiliates and Discontinued Operations	152,110	85,147	100,418
Provision (Benefit) for Income Taxes	14,093	(26,050)	(40,562)
Equity in Earnings of Affiliates, net of income tax provision of $2,302, $2,389 and $1,660	5,823	6,265	3,578

Income from Continuing Operations	143,840	117,462	144,558
Loss from Discontinued Operations, net of income tax provision (benefit) of $0, $0, and $(7,805)	—	(2,265)	(10,660)

Net Income	143,840	115,197	133,898
Less: (Income) loss Attributable to Noncontrolling Interests	90	(62)	852

Net Income Attributable to The GEO Group, Inc.	$143,930	$115,135	$134,750

Weighted Average Common Shares Outstanding:
Basic	72,270	71,116	60,934

Diluted	72,547	71,605	61,265

Income per Common Share Attributable to The GEO Group, Inc. (1):
Basic:
Income from continuing operations	$1.99	$1.65	$2.39
Loss from discontinued operations	—	(0.03)	(0.17)

Net income per share — basic	$1.99	$1.62	$2.21

Diluted:
Income from continuing operations	$1.98	$1.64	$2.37
Loss from discontinued operations	—	(0.03)	(0.17)

Net income per share — diluted	$1.98	$1.61	$2.20

(1)	Note that earnings per share tables may contain summation differences due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPRENSIVE INCOME (LOSS)

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In thousands)
Net Income	$143,840	$115,197	$133,898
Foreign currency translation adjustments, net of income tax benefit (provision) of $0, $0 and $1,784, respectively	(4,512)	(8,296)	1,561
Pension liability adjustment, net of income tax (provision) benefit of $1,621, $(576) and $291, respectively	(2,522)	914	(461)
Change in fair value of derivative instrument classified as cash flow hedge, net of income tax (provision) benefit of $2,926, $(134) and $261, respectively	(16,048)	183	(476)

Total other comprehensive income (loss), net of tax	(23,082)	(7,199)	624

Total comprehensive income	120,758	107,998	134,522
Comprehensive loss attributable to noncontrolling interests	140	38	968

Comprehensive income attributable to The GEO Group, Inc.	$120,898	$108,036	$135,490

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and December 31, 2013

	2014	2013
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$41,337	$52,125
Restricted cash and investments	4,341	11,518
Accounts receivable, less allowance for doubtful accounts of $3,315 and $2,549, respectively	269,038	250,530
Current deferred income tax assets	25,884	20,936
Prepaid expenses and other current assets	36,806	49,236

Total current assets	377,406	384,345
Restricted Cash and Investments	19,578	18,349
Property and Equipment, Net	1,772,166	1,727,798
Contract Receivable	66,229	—
Direct Finance Lease Receivable	9,256	16,944
Non-Current Deferred Income Tax Assets	5,873	4,821
Goodwill	493,890	490,196
Intangible Assets, Net	155,275	163,400
Other Non-Current Assets	102,535	83,511

Total Assets	$3,002,208	$2,889,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$58,155	$47,286
Accrued payroll and related taxes	38,556	38,726
Accrued expenses and other current liabilities	140,612	114,950
Current portion of capital lease obligations, long-term debt and non-recourse debt	16,752	22,163

Total current liabilities	254,075	223,125
Non-Current Deferred Income Tax Liabilities	10,068	14,689
Other Non-Current Liabilities	87,429	64,961
Capital Lease Obligations	9,856	10,924
Long-Term Debt	1,462,819	1,485,536
Non-Recourse Debt	131,968	66,153
Commitments and Contingencies (Note 18)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 125,000,000 and 90,000,000 shares authorized, 74,190,688 and 86,662,676 issued and 74,190,688 and 72,082,071 outstanding, respectively	742	866
Additional paid-in capital	866,056	848,018
Earnings in excess of distributions	206,342	232,646
Accumulated other comprehensive loss	(27,461)	(4,429)
Treasury stock, 0 and 14,580,605 shares, at cost, respectively	—	(53,579)

Total shareholders’ equity attributable to The GEO Group, Inc.	1,045,679	1,023,522
Noncontrolling interests	314	454

Total shareholders’ equity	1,045,993	1,023,976

Total Liabilities and Shareholders’ Equity	$3,002,208	$2,889,364

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In thousands)
Cash Flow from Operating Activities:
Net Income	$143,840	$115,197	$133,898
Net (income) loss attributable to noncontrolling interests	90	(62)	852

Net income attributable to The GEO Group, Inc.	143,930	115,135	134,750
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	96,171	94,664	91,685
Deferred tax provision (benefit)	(10,355)	(5,948)	(87,710)
Amortization of debt issuance costs, discount and/or premium	5,332	5,916	3,864
Stock-based compensation	8,909	7,889	6,543
Loss on extinguishment of debt	—	20,657	8,462
Loss on derivative instrument	1,121	—	—
Provision for doubtful accounts	985	1,136	760
Loss on divestiture of RTS-non-cash	—	—	22,566
Equity in earnings of affiliates, net of tax	(5,823)	(6,265)	(3,578)
Tax benefit related to equity compensation	(2,035)	(2,197)	(621)
Release of reserve for uncertain tax positions	—	(5,701)	—
Loss on sale/disposal of property and equipment and assets held for sale	490	959	6,319
Dividends received from unconsolidated joint venture	4,274	3,153	—
Changes in assets and liabilities, net of acquisition:
Changes in accounts receivable, prepaid expenses and other assets	23,809	(27,239)	44,737
Changes in contract receivable	(73,289)	—
Changes in accounts payable, accrued expenses and other liabilities	9,022	(9,970)	27,410

Cash provided by operating activities — continuing operations	202,541	192,189	255,187
Cash provided by operating activities — discontinued operations	—	—	9,053

Net cash provided by operating activities	202,541	192,189	264,240

Cash Flow from Investing Activities:
Acquisition of Protocol, cash consideration, net of cash acquired	(13,025)	—	—
Acquisition of ownership interests in MCF	—	—	(35,154)
Proceeds from RTS divestiture	—	—	33,253
Proceeds from sale of property and equipment	699	205	65
Proceeds from sale of assets held for sale	—	1,969	5,641
Net working capital adjustment from RTS divestiture	—	(996)	—
Change in restricted cash and investments	5,380	17,412	51,189
Capital expenditures	(114,224)	(117,566)	(107,549)

Cash used in investing activities — continuing operations	(121,170)	(98,976)	(52,555)
Cash used in investing activities — discontinued operations	—	—	(2,761)

Net cash used in investing activities	(121,170)	(98,976)	(55,316)

Cash Flow from Financing Activities:
Payments on long-term debt	(678,099)	(1,134,544)	(456,485)
Proceeds from long term debt	654,000	1,238,000	358,000
Payments on non-recourse debt	(18,627)	—	—
Proceeds from non-recourse debt	87,896	—
Taxes paid related to net share settlements of equity awards	(1,844)	—	—
Termination of interest rate swap agreements	—	3,974	—
Distribution to noncontrolling interests	—	—	(5,758)
Debt issuance costs — deferred	(26,420)	(23,834)	(1,398)
Debt issuance fees	—	(13,421)	(14,861)
Payments for purchase of treasury shares	—	—	(8,666)
Proceeds from stock options exercised	7,281	5,425	9,276
Tax benefit related to equity compensation	2,035	2,197	621
Proceeds from reissuance of treasury stock in connection with ESPP	387	319	460
Issuance of common stock under prospectus supplement	54,725	—
Payment for retirement of common stock	—	—	(1,036)
Cash dividends paid	(170,234)	(147,156)	(102,435)

Net cash (used in) provided by financing activities	(88,900)	(69,040)	(222,282)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3,259)	(3,803)	1,735

Net (Decrease) Increase in Cash and Cash Equivalents	(10,788)	20,370	(11,623)
Cash and Cash Equivalents, beginning of period	52,125	31,755	43,378

Cash and Cash Equivalents, end of period	$41,337	$52,125	$31,755

	2014	2013	2012
	(In thousands)
Supplemental Disclosures
Cash paid during the year for:
Income taxes	$7,976	$16,697	$2,997

Interest	$71,669	$69,304	$73,901

Non-cash investing and financing activities:
Deferred tax assets recorded in equity in connection with MCF Transaction	$—	$—	$10,015

Stock portion of Special Dividend	$—	$—	$274,402

Capital expenditures in accounts payable and accrued expenses	$11,798	$2,148	$1,959

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2014, 2013 and 2012

	GEO Group Inc. Shareholders							Noncontrolling Interest	Total Shareholders’ Equity
	Common Stock		Additional Paid-In Capital	Earnings in Excess of Distributions	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Number of Shares	Amount				Number of Shares	Amount
	(In thousands)
Balance, January 1, 2012	61,181	$852	$727,297	$507,170	$1,930	24,004	$(214,031)	$15,303	$1,038,521

Proceeds from stock options exercised	593	6	9,270	—	—	—	—	—	9,276
Tax benefit related to equity compensation	—	—	621	—	—	—	—	—	621
Stock based compensation expense	—	—	2,539	—	—	—	—	—	2,539
Restricted stock granted	315	3	(3)	—	—	—	—	—	—
Purchase and retirement of common stock	(58)	(1)	(628)	(407)	—		—	—	(1,036)
Restricted stock canceled	(28)	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	4,449	—	—	—	—	—	4,449
Dividends — Cash	—	—	—	(102,435)	—	—	—	—	(102,435)
Dividends — Stock	9,689	—	105,784	(274,402)	—	(9,689)	168,618	—	—
Purchase of treasury shares	(298)	—	—	—	—	298	(8,666)	—	(8,666)
Re-issuance of treasury shares (ESPP)	23	—	5	(9)	—	(23)	464	—	460
Increase in Ownership of Subsidiary (MCF)	—	—	(17,053)	—	—	—	—	(8,085)	(25,138)
Other adjustments to Additional Paid-In-Capital			(51)		—	—	—	—	(51)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(5,758)	(5,758)
Net income	—	—	—	134,750	—	—	—	(852)	133,898
Other comprehensive income	—	—	—	—	740		—	(116)	624

Balance, December 31, 2012	71,417	$860	$832,230	$264,667	$2,670	14,590	$(53,615)	$492	$1,047,304

Proceeds from stock options exercised	318	3	5,422	—	—	—	—	—	5,425
Tax benefit related to equity compensation	—	—	2,197	—	—	—	—	—	2,197
Stock based compensation expense	—	—	1,307	—	—	—	—	—	1,307
Restricted stock granted	345	3	(3)	—	—	—	—	—	—
Restricted stock canceled	(8)	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	6,582	—	—	—	—	—	6,582
Dividends Paid	—	—	—	(147,156)	—	—	—	—	(147,156)
Purchase of treasury shares	—	—	—	—	—	—	—	—	—
Re-issuance of treasury shares (ESPP)	10	—	283	—	—	(10)	36	—	319
Net income	—	—	—	115,135	—	—	—	62	115,197
Other comprehensive income	—	—	—	—	(7,099)	—	—	(100)	(7,199)

Balance, December 31, 2013	72,082	$866	$848,018	$232,646	$(4,429)	14,580	$(53,579)	$454	$1,023,976

	GEO Group Inc. Shareholders							Noncontrolling Interest	Total Shareholders’ Equity
	Common Stock		Additional Paid-In Capital	Earnings in Excess of Distributions	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Number of Shares	Amount				Number of Shares	Amount
	(In thousands)
Proceeds from stock options exercised	386	4	7,277	—	—	—	—	—	7,281
Tax benefit related to equity compensation	—	—	2,035	—	—	—	—	—	2,035
Stock based compensation expense	—	—	1,161	—	—	—	—	—	1,161
Shares withheld for net settlements of share-based awards	(54)	—	(428)	—	—	43	(1,416)	—	(1,844)
Restricted stock granted	306	3	(3)	—	—		—	—	—
Retirement of treasury shares	—	(146)	(54,826)	—	—	(14,618)	54,972	—	—
Restricted stock canceled	(23)	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	7,748	—	—	—	—	—	7,748
Dividends Paid	—	—	—	(170,234)	—	—	—	—	(170,234)
Issuance of common stock (ATM)	1,483	15	54,710	—	—	—	—	—	54,725
Issuance of common stock (ESPP)	11	—	364	—	—	(5)	23	—	387
Net income (loss)	—	—	—	143,930	—	—	—	(90)	143,840
Other comprehensive loss	—	—	—	—	(23,032)	—	—	(50)	(23,082)

Balance, December 31, 2014	74,191	$742	$866,056	$206,342	$(27,461)	—	$—	$314	$1,045,993

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2014, 2013 and 2012

1.	Summary of Business Organization, Operations and Significant Accounting Policies

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) is a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of correctional, detention and re-entry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa and the United Kingdom. The Company owns, leases and operates a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, as well as community based re-entry facilities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). As of December 31, 2014, GEO’s worldwide operations included the ownership and/or management of approximately 79,000 beds at 98 correctional, detention and community services facilities, including idle facilities and projects under development, and also included the provision of monitoring of approximately 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

GEO, which has been in operation since 1984, began operating as a REIT for federal income tax purposes effective January 1, 2013. As a result of the REIT conversion, GEO reorganized its operations and moved non-real estate components into taxable REIT subsidiaries (“TRSs”). Through the TRS structure, the portion of GEO’s businesses which are non-real estate related, such as its managed-only contracts, international operations, electronic monitoring services, and other non-residential and community based facilities, are part of wholly-owned taxable subsidiaries of the REIT. Most of GEO’s business segments, which are real estate related and involve company-owned and company-leased facilities, are part of the REIT. The TRS structure allows the Company to maintain the strategic alignment of almost all of its diversified business segments under one entity. The TRS assets and operations will continue to be subject to federal and state corporate income taxes and to foreign taxes as applicable in the jurisdictions in which those assets and operations are located.

As a part of the Company’s conversion to a REIT, the Company merged into The GEO Group REIT, Inc. (“GEO REIT”), a newly formed wholly-owned subsidiary of GEO. The merger became effective June 27, 2014 and was approved by the Company’s shareholders on May 2, 2014. The purpose of the merger was to ensure the effective adoption of charter provisions that implement standard REIT share ownership and transfer restrictions. In the merger, shares of GEO’s common stock were converted into the same number of GEO REIT shares of common stock. In addition, each share of the Company’s common stock held in treasury at June 27, 2014 was retired, and a corresponding adjustment was recorded to common stock and additional paid-in capital. Effective at the time of the merger, GEO REIT was renamed The GEO Group, Inc. Also, in connection with the merger, the Company’s authorized common stock was increased from 90 million shares to 125 million shares.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The significant accounting policies of the Company are described below.

Fiscal Year

In connection with the REIT conversion discussed above, effective December 31, 2012, the Company changed to a calendar year from a fiscal year that ended on the Sunday closest to the calendar year end and changed its fiscal quarters to coincide with each calendar quarter. For fiscal year 2012, the period began on January 2, 2012 and ended on December 31, 2012.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and the Company’s activities relating to the financing of operating facilities (the Company’s variable interest entities (“VIE”) are discussed further below under Variable Interest Entities). The equity method of accounting is used for investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence but not control. The Company reports SACS and its 50% owned joint venture in the United Kingdom, GEOAmey, under the equity method of accounting. Noncontrolling interests in consolidated entities represent equity that other investors have contributed to SACM and, prior to its acquisition by the Company during 2012, Municipal Corrections Finance, L.P (“MCF”). Non-controlling interests are adjusted for income and losses allocable to the other shareholders in these entities. As further discussed under the Variable Interest Entities policy below, the Company acquired a 100% interest in MCF effective August 31, 2012 and the non-controlling interest related to MCF was reclassified to shareholders’ equity attributable to GEO. In addition, on September 30, 2013, the Company completed a defeasance of the bonds related to South Texas Local Development Corporation (“STLDC”). Subsequent to September 30, 2013, the Company no longer includes the financial position and results of operations of any VIE’s in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

Divestiture of Residential Treatment Services

The operating results of Residential Treatment Services (“RTS”), which was divested on December 31, 2012 in connection with the Company’s conversion to a REIT, have been retroactively reclassified to discontinued operations for the fiscal year ended December 31, 2012. Refer to Note 2- Discontinued Operations.

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

When a component of an entity has been disposed of or classified as held for sale or a management contract is terminated, the Company looks at its overall relationship with the customer. If the operations or cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the transaction and the entity will not have significant continuing involvement in the operations of the component after the transaction, the results of operations of the component of the entity are reported in discontinued operations. If the Company will continue to maintain a relationship generating significant cash flows and having continuing involvement with the customer, the disposal, the asset held for sale classification or the loss of the management contract(s) is not treated as discontinued operations. If the disposal, the asset held for sale classification or the loss of the management contract(s) results in a loss in the overall customer relationship as no future significant cash flows will be generated and the Company will have no continuing involvement with the customer, the results are classified in discontinued operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include reserves for self-insured retention related to general liability insurance, workers’ compensation insurance, auto liability insurance, medical malpractice insurance, employer group health insurance, projected undiscounted cash flows used to evaluate asset impairment, pension assumptions, percentage of completion and estimated cost to complete for construction projects and recoverability of notes receivable, estimated useful lives of property and equipment and intangible assets, stock based compensation and allowance for doubtful accounts. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are reasonable when considered in conjunction with the consolidated financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

Dividends

As a REIT, the Company is required to distribute annually at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain). The amount, timing and frequency of future distributions, however, will be at the sole discretion of the Company’s Board of Directors and will be declared based upon various factors, many of which are beyond the Company’s control, including, the Company’s financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in the Company’s existing and future debt instruments, limitations on the Company’s ability to fund distributions using cash generated through our TRSs and other factors that the Company’s Board of Directors may deem relevant. The Company began paying regular REIT distributions in 2013. Refer to Note 3 — Shareholders’ Equity.

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

Cash and Cash Equivalents

Cash and cash equivalents include all interest-bearing deposits or investments with original maturities of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States, Australia, South Africa and the United Kingdom. As of December 31, 2014 and December 31, 2013, the Company had $22.1 million and $20.4 million in cash and cash equivalents held by its international subsidiaries, respectively.

Concentration of Credit Risk

The Company maintains deposits of cash in excess of federally insured limits with certain financial institutions and accordingly the Company is subject to credit risk. Other than cash, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable, contract receivable, a direct finance lease receivable, long-term debt and financial instruments used in hedging activities. The Company’s cash management and investment policies restrict investments to low-risk, highly liquid securities, and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals.

Accounts Receivable

Accounts receivable consists primarily of trade accounts receivable due from federal, state, and local government agencies for operating and managing correctional facilities, providing youth and community based services, providing electronic monitoring and supervision services, providing construction and design services and providing inmate residential and prisoner transportation services. The Company generates receivables with its governmental clients and with other parties in the normal course of business as a result of billing and receiving payment. The Company regularly reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company also performs ongoing credit evaluations for some of its customers’ financial conditions and generally does not require collateral. Generally, the Company receives payment for these services thirty to sixty days in arrears. However, certain of the Company’s accounts receivable are paid by customers after the completion of their program year and therefore can be aged in excess of one year. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. Actual write-offs are charged against the allowance when collection efforts have been unsuccessful. As of December 31, 2014 and December 31, 2013, $0.5 million and $0.8 million, respectively, of the Company’s trade receivables were considered to be long-term and are classified as Other Non-Current Assets in the accompanying Consolidated Balance Sheets.

Notes Receivable

The Company has notes receivable from its former joint venture partner in the United Kingdom related to a subordinated loan extended to the joint venture partner while an active member of the partnership. The notes bear interest at a rate of 13%, and have semi-annual payments due June 15 and December 15 through June 2018. The Company recognizes interest income on its Notes Receivable as it is earned. The balance outstanding as of December 31, 2014 and December 31, 2013 was $1.3 million and $2.0 million, respectively. These notes receivable are included in Other Non-Current Assets in the accompanying Consolidated Balance Sheets.

Note Receivable from Joint Venture

In May 2011, the GEO Group UK Limited, the Company’s subsidiary in the United Kingdom (“GEO UK”), extended a non-revolving line of credit facility to GEOAmey for the purpose of funding mobilization costs and on-going start up and operations in the principal amount of £12 million or $18.6 million, based on the applicable exchange rate at December 31, 2014. Amounts under the line of credit were drawn down in multiple advances up to the principal amount and accrued interest at LIBOR plus 3%. The Company recognized interest income on its notes receivable as it was earned. Principal repayments by GEOAmey under the line of credit were due in March and September, beginning September 2013, with the final payment due no later than March 30, 2018.

On October 3, 2013, the Company and its joint venture partner entered into a modified line of credit agreement with GEOAmey. Under the modified agreement, the terms of the line of credit were amended such that (i) the balance of accrued interest at September 30, 2013, in the amount of £0.9 million or $1.5 million, based on the applicable exchange rate at September 30, 2013, was forgiven; (ii) the principal amount was revised to be due on demand rather than in accordance with the previous repayment schedule; interest payments began accruing on January 1, 2014 and are being paid monthly; and (iii) the interest rate was reset to the base rate of the Bank of England plus 0.5%. In December 2014, GEOAmey made a principal payment to the Company in the amount of £1.5 million, or $2.3 million, based on exchange rates at December 31, 2014.

As of December 31, 2014, the Company was owed £10.5 million, or $16.3 million, based on exchange rates as of December 31, 2014, under the line of credit. As of December 31, 2013, the Company was owed £12 million, or $19.8 million. These balances are included within Other Non-Current Assets in the accompanying Consolidated Balance Sheets. Refer to Note 16 — Business Segments and Geographic Information regarding the Company’s investment in GEOAmey.

Contract Receivable

The Company’s Australian subsidiary has recorded a contract receivable in connection with the construction of a 1,000-bed detention facility in Ravenhall, Australia for the State of Victoria. The contract receivable represents costs incurred and estimated earnings in excess of billings and is recorded at net present value based on the timing of expected future settlement.

Restricted Cash and Investments

The Company’s restricted cash and investments at December 31, 2014 are attributable to certain cash restriction requirements at the Company’s wholly owned Australian subsidiary related to the non-recourse debt, other guarantees and restricted investments related to The GEO Group Inc. Non-qualified Deferred Compensation Plan as well as dividends held for unvested restricted stock awards. The current portion of restricted cash and investments primarily represents the amount expected to be paid within the next twelve months for debt service related to the Company’s non-recourse debt.

Prepaid expenses and Other Current Assets

Prepaid expenses and other current assets include assets that are expected to be realized within the next fiscal year. Included in the balance at December 31, 2014 and December 31, 2013 is $7.9 million and $22.4 million, respectively, of federal and state overpayments that will be or were applied against tax payments due in 2015 and 2014.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated amortization and depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 50 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. The Company performs ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the assessment indicates that assets will be used for a longer or shorter period than previously anticipated, the useful lives of the assets are revised, resulting in a change in estimate. The Company has not made any such changes in estimates during the years ended December 31, 2014, 2013 and 2012, respectively. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of company-owned correctional and detention facilities. Cost for self-constructed correctional and detention facilities includes direct materials and labor, capitalized interest and certain other indirect costs associated with construction of the facility, such as property taxes, other indirect labor and related benefits and payroll taxes. The Company begins the capitalization of costs during the pre-construction phase, which is the period during which costs are incurred to evaluate the site, and continues until the facility is substantially complete and ready for occupancy. Labor costs capitalized for the years ended December 31, 2014, 2013 and 2012 were not significant. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Refer to Note 6 — Property and Equipment.

Asset Impairments

The Company had property and equipment of $1.8 billion and $1.7 billion as of December 31, 2014 and 2013, respectively, including approximately 3,700 vacant beds at four idle facilities with a carrying value of $114.9 million which are being marketed to potential customers as of December 31, 2014, excluding equipment and other assets that can be easily transferred for use at other facilities.

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

The Company tests idle facilities for impairment upon notification that the facilities will no longer be utilized by the customer. If a long-lived asset is part of a group that includes other assets, the unit of accounting for the long-lived asset is its group. Generally, the Company groups assets by facility for the purpose of considering whether any impairment exists. The estimates of recoverability are based on projected undiscounted cash flows associated with actual marketing efforts where available or, in other instances, projected undiscounted cash flows that are comparable to historical cash flows from management contracts at similar facilities and sensitivity analyses that consider reductions to such cash flows. The Company’s sensitivity analyses include adjustments to projected cash flows compared to the historical cash flows due to current business conditions which impact per diem rates as well as labor and other operating costs, changes related to facility mission due to changes in prospective clients, and changes in projected capacity and occupancy rates. The Company also factors in prolonged periods of vacancies as well as the time and costs required to ramp up facility population once a contract is obtained. The Company performs the impairment analyses on an annual basis for each of the idle facilities and takes into consideration updates each quarter for market developments affecting the potential utilization of each of the facilities in order to identify events that may cause the Company to reconsider the most recent assumptions. Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than the terms used in the Company’s most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact the Company’s ability to house certain types of inmates at such facility. Further, a substantial increase in the number of available beds at other facilities the Company owns, or in the marketplace, could lead to deterioration in market conditions and projected cash flows. Although they are not frequently received, an unsolicited offer to purchase any of the Company’s idle facilities, at amounts that are less than their carrying value could also cause the Company to reconsider the assumptions used in the most recent impairment analysis. The Company has identified marketing prospects to utilize each of the remaining currently idled facilities and does not see any catalysts that would result in a current impairment. However, the Company can provide no assurance that it will be able to secure management contracts to utilize its idle facilities, or that it will not incur impairment charges in the future. In all cases, the projected undiscounted cash flows in our analysis as of December 31, 2014 substantially exceeded the carrying amounts of each facility.

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

By their nature, these estimates contain uncertainties with respect to the extent and timing of the respective cash flows due to potential delays or material changes to forecasted terms and conditions in contracts with prospective customers that could impact the estimate of projected cash flows. Notwithstanding the effects the current economy has had on the Company’s customers’ demand for prison beds in the short term which has led to its decision to idle certain facilities, the Company believes the long-term trends favor an increase in the utilization of its idle correctional facilities. This belief is also based on the Company’s experience in working with governmental agencies faced with significant budgetary challenges which is a primary contributing factor to the lack of appropriated funding to build new bed capacity by federal and state agencies.

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

Goodwill and Other Intangible Assets

Goodwill

The Company has recorded goodwill as a result of its business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. The Company’s goodwill is not amortized and is tested for impairment annually on the first day of the fourth fiscal quarter, and whenever events or circumstances arise that indicate impairment may have occurred. Impairment testing is performed for all reporting units that contain goodwill. The reporting units are the same as the reporting segment for U.S. Corrections & Detention and are at the operating segment level for GEO Care. On the measurement date of October 1, 2014, the Company’s management elected to qualitatively asses the Company’s goodwill for impairment for certain of its reporting units, pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-08. For one of its other reporting units, the Company elected to quantitatively assess the Company’s goodwill for impairment as discussed further below. Under provisions of the qualitative analysis, when testing goodwill for impairment, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs the first step of the two-step impairment test by calculating the fair value of the reporting unit, using a discounted cash flow method, and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The qualitative factors used by the Company’s management to determine the likelihood that the fair value of the reporting unit is less than the carrying amount include, among other things, a review of overall economic conditions and their current and future impact on the Company’s existing business, the Company’s financial performance, industry outlook and market competition.

For the reporting unit that the Company elected to quantitatively assess the goodwill for impairment, the Company used a third party valuation firm to determine the estimated fair value of the reporting unit using a discounted cash flow and other valuation models. Growth rates for sales and profits are determined using inputs from the Company’s long term planning process. The Company also makes estimates for discount rates and other factors based on market conditions, historical experience and other economic factors. Changes in these factors could significantly impact the fair value of the reporting unit. During the year, the Company’s management monitors the actual performance of the business relative to the fair value assumptions used during the prior year annual impairment test and updates its annual impairment test, if needed, to determine the likelihood that the goodwill has been impaired. With respect to the reporting units that were assessed qualitatively, management determined that it was more likely than not that the fair values of the reporting units exceeded their carrying values. With respect to the reporting unit that was assessed quantitatively, management concluded that the estimated fair value exceeded its carrying value.

Other Intangible Assets

The Company has also recorded other finite and indefinite lived intangible assets as a result of previously completed business combinations. Other acquired finite and indefinite lived intangible assets are recognized separately if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the Company’s intent to do so. The Company’s intangible assets include facility management contracts, the BI and Protocol (BI’s recently acquired subsidiary) trade names and technology. The facility management contracts represent customer relationships in the form of management contracts acquired at the time of each business combination; the value of BI’s and Protocol’s trade names represent, among other intangible benefits, name recognition to its customers and intellectual property rights; and the acquired technology represents BI’s innovation with respect to its GPS tracking monitoring, radio frequency monitoring, voice verification monitoring and alcohol compliance systems and Protocol’s innovation with respect to its customer relationship management software. When establishing useful lives, the Company considers the period and the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up; or, if that pattern cannot be reliably determined, using a straight-line amortization method over a period that may be shorter than the ultimate life of such intangible asset. The Company currently amortizes its acquired facility management contracts over periods ranging from three to eighteen years and its acquired technology over seven years. There is no residual value associated with the Company’s finite-lived intangible assets. The Company reviews its finite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company does not amortize its indefinite lived intangible assets. The Company reviews its indefinite lived intangible assets annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. These reviews resulted in no impairment to the carrying value of the indefinite lived intangible assets for all periods presented. The Company records the costs associated with renewal and extension of facility management contracts as expenses in the period they are incurred.

Debt Issuance Costs

Debt issuance costs, net of accumulated amortization of $21.5 million and $19.5 million, totaling $53.9 million and $33.1 million at December 31, 2014 and 2013, respectively, are included in Other Non-Current Assets in the accompanying Consolidated Balance Sheets and are amortized to interest expense using the effective interest method over the term of the related debt. When evaluating the accounting for debt transactions and the related costs, in instances when there is a significant decrease in a creditor’s individual principal balance, the Company expenses the associated unamortized debt issuance costs.

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

The Company consolidated STLDC, a VIE, until September 30, 2013. STLDC was created to finance construction for the development of a 1,904-bed facility in Frio County, Texas. STLDC, the owner of the complex, issued $49.5 million in taxable revenue bonds and had an operating agreement with the Company, which provided the Company with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture required the revenue from the contract to be used to fund the periodic debt service requirements as they became due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums were distributed to the Company to cover operating expenses and management fees. The Company was responsible for the entire operations of the facility including the payment of all operating expenses whether or not there were sufficient revenues. The bonds had a 10-year term and were non-recourse to the Company. At the end of the 10-year term of the bonds, or if the bonds were redeemed, canceled or defeased, title and ownership of the facility would transfer from STLDC to the Company.

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

The Company does not consolidate its 50% owned South African joint venture interest in South African Custodial Services Pty. Limited (“SACS”), a VIE. SACS joint venture investors are GEO and Kensani Corrections, Pty. Ltd (an independent third party); each partner owns a 50% share. The Company has determined it is not the primary beneficiary of SACS since it does not have the power to direct the activities of SACS that most significantly impact its performance. As such, the Company’s investment in this entity is accounted for under the equity method of accounting. SACS was established and subsequently, in 2001, was awarded a 25-year contract to design, finance and build the Kutama Sinthumule Correctional Centre in Louis Trichardt, South Africa. To fund the construction of the prison, SACS obtained long-term financing from its equity partners and lenders, the repayment of which is fully guaranteed by the South African government, except in the event of default, in which case the government guarantee is reduced to 80%. The Company’s maximum exposure for loss under this contract is limited to its investment in the joint venture of $8.0 million at December 31, 2014 and its guarantees related to SACS are discussed in Note 14 — Debt.

The Company does not consolidate its 50% owned joint venture in the United Kingdom. In February 2011, The GEO Group Limited, the Company’s wholly-owned subsidiary in the United Kingdom (“GEO UK”), executed a Shareholders Agreement (the “Shareholders Agreement”) with Amey Community Limited (“Amey”) and Amey UK PLC (“Amey Guarantor”) to form GEO Amey PECS Limited (“GEOAmey”), a private company limited by shares incorporated in England and Wales. GEOAmey was formed by GEO UK and Amey (an independent third party) for the purpose of performing prisoner escort and related custody services in England and Wales. In order to form this private company, GEOAmey issued share capital of £100 divided into 100 shares of £1 each and allocated the shares 50/50 to GEO UK and Amey. GEO UK and Amey each have three directors appointed to the Board of Directors and neither party has the power to direct the activities that most significantly impact the performance of GEOAmey. As such, the Company’s investment in this entity is accounted for under the equity method of accounting. Both parties provide lines of credit of £12.0 million, or $18.6 million, based on exchange rates in effect as of December 31, 2014, to ensure that GEOAmey can comply with future contractual commitments related to the performance of its operations. As of December 31, 2014, $16.3 million was owed to the Company by GEOAmey under the line of credit. GEOAmey commenced operations on August 29, 2011.

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

Construction revenues are recognized from the Company’s contracts with certain customers to perform construction and design services (“project development services”) for various facilities. In these instances, the Company acts as the primary developer and subcontracts with bonded National and/or Regional Design Build Contractors. These construction revenues are recognized as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to the estimated total cost for each contract. Provisions for estimated losses on uncompleted contracts and changes to cost estimates are made in the period in which the Company determines that such losses and changes are probable. Typically, the Company enters into fixed price contracts and does not perform additional work unless approved change orders are in place. Costs attributable to unapproved change orders are expensed in the period in which the costs are incurred if the Company believes that it is not probable that the costs will be recovered through a change in the contract price. If the Company believes that it is probable that the costs will be recovered through a change in the contract price, costs related to unapproved change orders are expensed in the period in which they are incurred, and contract revenue is recognized to the extent of the costs incurred. Revenue in excess of the costs attributable to unapproved change orders is not recognized until the change order is approved. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. For the years ended December 31, 2014, 2013 and 2012, there have been no changes in job performance, job conditions and estimated profitability that would require a revision to the estimated costs and income related to project development services. As the primary contractor, the Company is exposed to the various risks associated with construction, including the risk of cost overruns. Accordingly, the Company records its construction revenue on a gross basis and includes the related cost of construction activities in Operating Expenses.

When evaluating multiple element arrangements for certain contracts where the Company provides project development services to its clients in addition to standard management services, the Company follows revenue recognition guidance for multiple element arrangements under ASC 605-25 “Multiple Element Arrangements”. This revenue recognition guidance related to multiple deliverables in an arrangement provides guidance on determining if separate contracts should be evaluated as a single arrangement and if an arrangement involves a single unit of accounting or separate units of accounting and if the arrangement is determined to have separate units, how to allocate amounts received in the arrangement for revenue recognition purposes. In instances where the Company provides these project development services and subsequent management services, generally, the arrangement results in no delivered elements at the onset of the agreement. The elements are delivered, and revenue is recognized, over the contract period as the project development and management services are performed. Project development services are generally not provided separately to a customer without a management contract. The Company has determined that the significant deliverables in such an arrangement during the project development phase and services performed under the management contract qualify as separate units of accounting. With respect to the deliverables during the management services period, the Company regularly negotiates such contracts and provides management services to its customers outside of any arrangement for construction. The Company establishes per diem rates for all of its management contracts based on, amongst other factors, expected and guaranteed occupancy, costs of providing the services and desired margins. As such, the fair value of the consideration to each deliverable was determined using the Company’s estimated selling price for the project development deliverable and vendor specific objective evidence for the facility management services deliverable.

Lease Revenue

The Company leases two of its owned facilities to unrelated parties. One lease has a term of ten years and expires in January 2018 with an option to extend for up to three additional five-year terms. The carrying value of this leased facility as of December 31, 2014 and 2013 was $32.5 million and $33.4 million, respectively, net of accumulated depreciation of $6.7 million and $5.8 million, respectively. The other facility lease is effective January 2014 with a one-year term and options to extend for up to three additional one-year terms. The carrying value of this leased facility as of December 31, 2014 and 2013 was $1.1 million and $1.2 million, respectively, net of accumulated depreciation of $0.4 million and $0.2 million, respectively. Rental income, included in Revenues, received on these leases were $4.6 million, $4.5 million and $4.5 million for the years ended December 31, 2014 and 2013 and 2012, respectively. As of December 31, 2014, future minimum rentals to be received on these leases are as follows:

Year	Annual Rental
(In thousands)
2015	$5,030
2016	5,054
2017	5,206
2018	351

$15,641

Income Taxes

The consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities as a result of a change in tax rates is recognized as income in the period that includes the enactment date. At December 31, 2012, the Company had revalued certain deferred tax assets and liabilities related to its REIT activities. Refer to Note 17-Income Taxes in the notes to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K. Effective January 1, 2013, as a REIT that plans to distribute 100% of its taxable income to shareholders, the Company does not expect to pay federal income taxes at the REIT level (including its qualified REIT subsidiaries), as the resulting dividends paid deduction will generally offset its taxable income. Since the Company does not expect to pay taxes on its REIT taxable income, it does not expect to be able to recognize such deferred tax assets and liabilities.

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

Of the reserves discussed above, the Company’s most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves are undiscounted and were $49.5 million and $47.6 million as of December 31, 2014 and 2013, respectively, and are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. The Company uses statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, the Company considers such factors as historical frequency and severity of claims at each of its facilities, claim development, payment patterns and changes in the nature of its business, among other factors. Such factors are analyzed for each of the Company’s business segments. The Company estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. The Company also may experience variability between its estimates and the actual settlement due to limitations inherent in the estimation process, including its ability to estimate costs of processing and settling claims in a timely manner as well as its ability to accurately estimate the Company’s exposure at the onset of a claim. Because the Company has high deductible insurance policies, the amount of its insurance expense is dependent on its ability to control its claims experience. If actual losses related to insurance claims significantly differ from the Company’s estimates, its financial condition, results of operations and cash flows could be materially adversely impacted.

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

The components of accumulated other comprehensive loss attributable to GEO included in the consolidated statement of shareholders’ equity are as follows (in thousands):

	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc.[1]	Unrealized loss on derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, December 31, 2013	$(2,441)	$(274)	$(1,714)	$(4,429)
Current-period other comprehensive loss	(4,462)	(16,048)	(2,522)	(23,032)

Balance, December 31, 2014	$(6,903)	$(16,322)	$(4,236)	$(27,461)

[1]	The foreign currency translation adjustment, net of tax, related to noncontrolling interests was not significant for the year ended December 31, 2014 or December 31, 2013.

There were no reclassifications out of other comprehensive income (loss) during the year.

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

Derivatives

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value and records derivatives as either assets or liabilities on the balance sheet. For derivatives that are designed as and qualify as effective cash flow hedges, the portion of gain or loss on the derivative instrument effective at offsetting changes in the hedged item is reported as a component of accumulated other comprehensive income and reclassified into earnings when the hedged transaction affects earnings. For derivative instruments that are designated as and qualify as effective fair value hedges, the gain or loss on the derivative instruments as well as the offsetting gain or loss on the hedged items attributable to the hedged risk is recognized in current earnings as interest income (expense) during the period of the change in fair values. For derivative instruments that do not meet the requirements for hedge accounting, changes in fair value are recorded in earnings.

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

Stock-Based Compensation Expense

The Company recognizes the cost of stock-based compensation awards based upon the grant date fair value of those awards. The Company uses a Black-Scholes option valuation model to estimate the fair value of options awarded. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. Stock-based compensation expense is recognized ratably over the requisite service period, which is typically the vesting period.

The fair value of stock-based option awards was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for options awarded during years 2014 and 2012 (there were no options awarded during 2013):

	2014	2012
Risk free interest rates	0.62%	0.78%
Expected term	4-5 years	4-5 years
Expected volatility	27%	40%
Expected dividend rate	7.00%	3.00%

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

For restricted stock share-based awards that contain a performance condition, the achievement of the targets must be probable before any share-based compensation is recorded. If subsequent to initial measurement there is a change in the estimate of the probability of meeting the performance condition, the effect of the change in the estimated quantity of awards expected to vest is recognized by cumulatively adjusting compensation expense. If ultimately the performance targets are not met, for any awards where vesting was previously deemed probable, previously recognized compensation expense will be reversed in the period in which vesting is no longer deemed probable.

For restricted stock share-based awards that contain a market condition, the probability of satisfying the market condition is considered in the estimate of grant-date fair value and previously recorded compensation expense is not reversed if the market condition is never met. The fair value of restricted stock awards granted in 2014 with market-based performance conditions was determined based on a Monte Carlo simulation, which calculates a range of possible outcomes and the probabilities that they will occur, using the following key assumptions: (i) volatility of 25.6%; (ii) beta of 0.74; and (iii) risk free rate of 0.62%. The fair value of restricted stock awards granted in 2013 with market-based performance conditions was also determined based on a Monte Carlo simulation using the following key assumptions: (i) volatility of 26.6%; (ii) beta of 0.681; and (iii) risk free rate of 0.42%. Refer to Note 4 — Equity Incentive Plans.

Treasury Stock

The Company accounts for repurchases of common stock using the cost method with common stock held in treasury classified as a reduction of shareholders’ equity in its Consolidated Balance Sheets. Shares re-issued out of treasury are recorded based on a last-in first-out method. In 2014, the Company retired each share of common stock held in treasury in connection with its merger into GEO REIT.

Earnings Per Share

Basic earnings per share is computed by dividing the income from continuing operations attributable to GEO, and income (loss) from discontinued operations and net income attributable to GEO, by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator includes the dilutive effect, if any, of common stock equivalents such as stock options and shares of restricted stock.

Recent Accounting Pronouncements

In January 2015, the FASB issued ASU No. 2015-01 “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” which eliminates the concept of extraordinary items altogether from U.S. GAAP. By removing the concept of extraordinary items from U.S. GAAP, this ASU removes the uncertainty and disparity in practice involved in identifying, presenting, and disclosing extraordinary items, as well as more closely aligns U.S. GAAP with IFRS. As with all of the FASB’s simplification initiatives, the new guidance is also expected to reduce the costs and complexity of financial statement preparation. The amendments resulting from ASU 2015-01 are effective for all entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with earlier adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Divestiture of RTS

On December 31, 2012, as part of the Company’s restructuring steps allowing it to begin operating as a REIT beginning January 1, 2013, the Company completed the divestiture of its RTS operating component, which was purchased by GEO Care LLC, an entity owned by certain current and former members of GEO’s management team (the “MBO Group”). Cash proceeds from the divestiture amounted to $33.3 million. Certain members of the MBO group sold 295,959 shares of common stock back to the Company for a total price of $8.6 million which was used to fund a portion of the purchase price. All provisional purchase price adjustments that had a one year period from the transaction date have expired as of December 31, 2014.

In connection with the RTS divestiture, the Company and GEO Care LLC entered into a services agreement pursuant to which the Company provides accounting support, information systems services, legal support services, risk management services, property management and design services and office space for a five-year term in return for an annual fee (the “Services Agreement”). The Company and GEO Care LLC also executed a license agreement pursuant to which the Company granted to GEO Care LLC an exclusive license for a five-year term to use the GEO Care service mark and domain name in connection with the RTS business in return for an annual fee (the “License Agreement”). The Services Agreement and License Agreement could be terminated by GEO Care LLC at any time by paying a lump sum amount in cash equal to all remaining payments that would be required to be made to the Company under the agreements during the five-year term, discounted to present value using a discount rate of 10%. On February 28, 2014, GEO Care LLC, the Company’s formerly wholly owned subsidiary exercised its right to terminate the Services Agreement and License Agreement with GEO. As a result, GEO Care LLC made a lump sum payment to the Company in the amount of $6.5 million which represented all remaining payments that would have been required to be made to GEO under the agreements, discounted to present value using a discount rate of 10%. Pursuant to the termination, the terms under the Service Agreement will remain in effect until June 30, 2015 and the License Agreement remained in effect until January 1, 2015. Effective January 1, 2015, GEO regained ownership of the GEO Care service mark and domain name. The amount of the termination payment, which is recorded as deferred revenue and included in other current and non-current liabilities in the accompanying consolidated balance sheet, will be amortized through the remaining terms of the termination agreements.

During the years ended December 31, 2014 and 2013, the Company earned fees under the above noted Services Agreement and License Agreement amounting to an aggregate of $4.6 million and $2.0 million, respectively, which has been recorded as an offset to operating expenses in the accompanying Consolidated Statements of Operations.

The disposal of RTS resulted in a loss in the overall customer relationship as no future significant cash flows will be generated for the Company by RTS and the Company will have no continuing involvement with RTS. The operating results of RTS and the loss on disposal have been classified in discontinued operations. Revenues related to the discontinued operations of RTS through its respective disposition date were $167.2 million for the fiscal year ended December 31, 2012.

U.S. Corrections & Detention

On April 19, 2012, the Company announced its discontinuation of its managed-only contract with the State of Mississippi Department of Corrections (“MDOC”) for the 1,500-bed East Mississippi Correctional Facility (“East Mississippi”) effective July 19, 2012. In connection with the discontinuation of East Mississippi, the Company has also discontinued all other management contracts with the MDOC, including its managed-only contracts for the 1,000-bed Marshall County Correctional Facility effective August 13, 2012, and the 1,450-bed Walnut Grove Youth Correctional Facility effective July 1, 2012.

Revenues related to the discontinued operations of MDOC through their respective disposition dates were $24.5 million and $44.9 million for the fiscal year ended December 31, 2012.

The loss of all management contracts with MDOC resulted in a loss in the overall customer relationship with MDOC as no future significant cash flows will be generated and the Company will have no continuing involvement with MDOC. As such, the results are classified in discontinued operations in accordance with our critical accounting policy on discontinued operations.

Summarized financial information for discontinued operations included in the accompanying Consolidated Statements of Operations is as follows:

	Year Ended
	(in thousands)
	2014	2013	2012
Discontinued Operations:
Income from discontinued operations — RTS	$—	$—	$10,117
Loss from discontinued operations — Mississippi	—	(2,265)	(3,881)
Loss on disposition of RTS	—	—	(24,701)
Income tax benefit	—	—	(7,805)

Net loss from discontinued operations, net of taxes	$—	$(2,265)	$(10,660)

Loss from discontinued operations during the year ended December 31, 2013 represents a charge of $2.3 million of insurance liability claims which are directly related to MDOC.

All losses from the above noted discontinued operations included in the Consolidated Statements of Operations is attributable to GEO.

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

During the years ended December 31, 2014, 2013 and 2012, GEO declared and paid the following regular cash distributions to its stockholders which were treated for federal income taxes as follows:

				Ordinary Dividends
Declaration Date	Payment Date	Record Date	Distribution Per Share	Qualified(1)	Non-Qualified	Nondividend Distributions(2)	Aggregate Payment Amount (millions)
August 7, 2012	September 7, 2012	August 21, 2012	$0.20	N/A	N/A	N/A	$12.3
October 31, 2012	November 30, 2012	November 16, 2012	$0.20	N/A	N/A	N/A	$12.3
January 17, 2013	March 1, 2013	February 15, 2013	$0.50	$0.1551057	$0.3448943	—	$35.7
May 7, 2013	June 3, 2013	May 20, 2013	$0.50	$0.1551057	$0.3448943	—	$35.8
July 30, 2013	August 29, 2013	August 19, 2013	$0.50	$0.1551057	$0.3448943	—	$36.1
November 1, 2013	November 26, 2013	November 14, 2013	$0.55	$0.1706163	$0.3793837	—	$39.6
February 18, 2014	March 14, 2014	March 3, 2014	$0.57	$0.0448272	$0.4154156	$0.1097572	$41.1
April 28, 2014	May 27, 2014	May 15, 2014	$0.57	$0.0448272	$0.4154156	$0.1097572	$41.5
August 5, 2014	August 29, 2014	August 18, 2014	$0.57	$0.0448272	$0.4154156	$0.1097572	$41.4
November 5, 2014	November 26, 2014	November 17, 2014	$0.62	$0.0487594	$0.4518556	$0.1097572	$46.0

(1)	The amount constitutes a “Qualified Dividend”, as defined by the Internal Revenue Service.
(2)	The amount constitutes a “Return of Capital”, as defined by the Internal Revenue Service.

Prospectus Supplement

On May 8, 2013, the Company filed with the Securities and Exchange Commission a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $100 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” (“ATM”) offerings as defined in Rule 415 under the Securities Act of 1933. On July 18, 2014, the Company filed with the Securities and Exchange Commission a post-effective amendment to its shelf registration statement on Form S-3 (pursuant to which the prospectus supplement had been filed) as a result of the merger of the Company into GEO REIT effective June 27, 2014. During the year ended December 31, 2014, there were approximately 1.5 million shares of common stock sold under the prospectus supplement for net proceeds of $54.7 million. There were no shares of the Company’s common stock sold under the prospectus supplement during the year ended December 31, 2013.

In September 2014, the Company filed with the Securities and Exchange Commission a new shelf registration statement on Form S-3. On November 10, 2014, in connection with the new shelf registration, the Company filed with the Securities and Exchange Commission a new prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $150 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of the Company’s stock issued under this prospectus supplement during the year ended December 31, 2014.

Preferred Stock

In April 1994, the Company’s Board authorized 30 million shares of “blank check” preferred stock. The Board is authorized to determine the rights and privileges of any future issuance of preferred stock such as voting and dividend rights, liquidation privileges, redemption rights and conversion privileges. As of December 31, 2014, there were no shares of preferred stock outstanding.

Noncontrolling Interests

Upon the acquisition of Cornell in August 2010, the Company assumed MCF as a variable interest entity and allocated a portion of the purchase price to the noncontrolling interest based on the estimated fair value of MCF. The noncontrolling interest in MCF represented 100% of the equity in MCF which was contributed by its partners at inception in 2001. The Company recorded the results of operations and financial position of MCF as noncontrolling interest in its consolidated financial statements through August 31, 2012. As further discussed in Note 1 — Summary of Business Organization, Operations and Significant Accounting Policies under Variable Interest Entities, effective August 31, 2012, the Company purchased 100% of the partnership interests of MCF. In connection with the transaction, the noncontrolling interest was reclassified to additional paid-in-capital. During the year ended December 31, 2012, $5.8 million in cash distributions were made to the then existing partners of MCF.

The Company includes the results of operations and financial position of South African Custodial Management Pty. Limited (“SACM” or the “joint venture”), its majority-owned subsidiary, in its consolidated financial statements. SACM was established in 2001 to operate correctional centers in South Africa. The joint venture currently provides security and other management services for the Kutama Sinthumule Correctional

Centre in the Republic of South Africa under a 25-year management contract which commenced in February 2002. The Company’s and the second joint venture partner’s shares in the profits of the joint venture are 88.75% and 11.25%, respectively. There were no changes in the Company’s ownership percentage of the consolidated subsidiary during the years ended December 31, 2014, 2013 and 2012.

4.	Equity Incentive Plans

The Company previously had awards outstanding under The GEO Group, Inc. 2006 Stock Incentive Plan (the “2006 Plan” ). On February 4, 2013, the Compensation Committee resolved to increase the number of shares of common stock subject to awards under the 2006 Plan from 4,400,000 to 5,087,385 shares of common stock pursuant to Section 5(f) of the 2006 Plan as a result of the adjustment necessary because of the stock portion of the special dividend paid on December 31, 2012.

In 2014, the Board of Directors adopted The GEO Group, Inc. 2014 Stock Incentive Plan (the “2014 Plan”), which was approved by the Company’s shareholders on May 2, 2014. The 2014 Plan replaces the 2006 Plan. The 2014 Plan provides for a reserve of 3,083,353 shares, which consists of 2,000,000 new shares of common stock available for issuance and 1,083,353 shares of common stock that were available for issuance under the 2006 Plan prior to the 2014 Plan replacing it. At December 31, 2014, there were 3,083.353 shares of common stock reserved for issuance in connection with awards under the 2014 Plan and outstanding options exercisable for 663,918 shares of common stock under the 2006 Plan.

Under the terms of the 2014 Plan, the vesting period and, in the case of stock options, the exercise price per share, are determined by the terms of each plan. All stock options that have been granted under the Company plans are exercisable at the fair market value of the common stock at the date of the grant. Generally, the stock options vest and become exercisable ratably over a four-year period, beginning immediately on the date of the grant. However, the Board of Directors has exercised its discretion to grant stock options that vest 100% immediately for the Chief Executive Officer. All stock options awarded under the 2014 Plan expire no later than ten years after the date of the grant. When options are exercised, the Company issues shares related to exercised options out of common stock.

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

The Company recognized compensation expense related to the Company plans for the years ended December 31, 2014, 2013 and 2012 as follows (in thousands):

	2014	2013	2012
Stock option plan expense	$1,161	$1,307	$2,539
Restricted stock expense	$7,748	$6,582	$4,449

Stock Options

A summary of the activity of the Company’s stock options plans is presented below:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Options outstanding at December 31, 2013	849	$19.67	6.39	$10,654
Granted	227	32.41
Exercised	(386)	19.33
Forfeited/Canceled	(26)	27.00

Options outstanding at December 31, 2014	664	$23.89	6.77	$10,935

Options vested and expected to vest at December 31, 2014	638	$23.65	6.69	$10,661

Options exercisable at December 31, 2014	363	$20.82	5.74	$7,095

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of fiscal year 2014 and the exercise price, times the number of shares that are “in the money”) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. This amount changes based on the fair value of the Company’s stock.

The following table summarizes information relative to stock option activity during the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Intrinsic value of options exercised	$5,736	$5,564	$7,051
Fair value of shares vested	$1,095	$1,679	$2,062

The following table summarizes information about the exercise prices and related information of stock options outstanding under the Company plans at December 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price
	(In thousands)
13.72 – 18.23	111	4.64	$17.38	111	4.64	$17.38
18.65 – 22.26	285	5.77	$21.13	188	5.56	$21.00
22.30 – 32.41	268	8.70	$29.55	64	8.18	$26.25

Total	664	6.77	$23.89	363	5.74	$20.82

The weighted average grant date fair value of options granted during the year ended December 31, 2014 was $2.92 per share. There were 0.2 million options granted during the year ended December 31, 2014. There were no options granted during the year ended December 31, 2013.

The following table summarizes the status of non-vested stock options as of December 31, 2014 and 2013, and changes during the year ending December 31, 2014:

	Number of Shares	Wtd. Avg. Grant Date Fair Value
	(In thousands)
Options non-vested at December 31, 2013	266	$10.36
Granted	227	2.92
Vested	(166)	6.60
Forfeited	(26)	4.81

Options non-vested at December 31, 2014	301	$7.30

As of December 31, 2014, the Company had $0.7 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock

During the fiscal year ended December 31, 2014, the Company granted 306,150 shares of restricted stock to certain employees and executive officers. Of these awards, 90,000 are performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2014, 2015 and 2016.

The fair value of restricted stock awards, which do not contain a market-based performance condition, is determined using the closing price of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period. Generally, the restricted stock awards vest in equal increments over either a three or four year period.

The vesting of the performance-based restricted stock grants awarded in 2014 are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 75% of the shares of restricted stock (“TSR Target Award”) can vest at the end of a three-year performance period if GEO meets certain total shareholder return (“TSR”) performance targets, as compared to the total shareholder return of a peer group of companies, during 2014, 2015 and 2016; and (ii) up to 25% of the shares of restricted stock (“ROCE Target Award”) can vest at the end of a three-year performance period if GEO meets certain return on capital employed (“ROCE”) performance targets in 2014, 2015 and 2016. These performance awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the performance-based awards is based on the target awards for both metrics. Both of the TSR and ROCE performance metrics were met during 2014.

During the fiscal year ended December 31, 2013, the Company granted 345,060 shares of restricted stock to its executive officers and to certain senior employees. Of these awards, 92,810 are performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2013, 2014 and 2015. The vesting of the performance-based restricted stock grants awarded in 2013 are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 75% of the TSR Target Award can vest at the end of a three-year performance period if GEO meets certain TSR performance targets, as compared to the total shareholder return of a peer group of companies, during 2013, 2014 and 2015; and (ii) up to 25% of the ROCE Target Award can vest at the end of a three-year period if GEO meets certain ROCE performance targets in 2013, 2014 and 2015. These performance awards can vest at the end of the three year performance period at between 0% and 200% of the target awards for both metrics. The number of shares shown for the performance-based awards is based on the target awards for both metrics. Both of the TSR and ROCE performance metrics were met during 2013 and 2014.

The metric related to TSR is considered to be a market condition. For share-based awards that contain a market condition, the probability of satisfying the market condition must be considered in the estimate of grant-

date fair value. Compensation expense is recognized over the vesting period and previously recorded compensation expense is not reversed if the market condition is never met. Refer to Note 1— Summary of Business Organization, Operations and Significant Accounting Policies, Stock-Based Compensation Expense, for the assumptions and method used to value these awards.

The metric related to ROCE is considered to be a performance condition. For share-based awards that contain a performance condition, the achievement of the targets must be probable before any share-based compensation expense is recorded. The Company reviews the likelihood of which target in the range will be achieved and if deemed probable, compensation expense is recorded at that time. If subsequent to initial measurement there is a change in the estimate of the probability of meeting the performance condition, the effect of the change in the estimated quantity of awards expected to vest is recognized by cumulatively adjusting compensation expense. If ultimately the performance targets are not met, for any awards where vesting was previously deemed probable, previously recognized compensation expense will be reversed in the period in which vesting is no longer deemed probable. During 2013 and 2014, the Company deemed the achievement of the target award to be probable and there were no changes in the estimated quantity of awards expected to vest. The fair value of these awards was determined based on the closing price of the Company’s common stock on the date of grant.

During the year ended December 31, 2012, the Company granted 315,000 shares of restricted stock to its executive officers and to certain senior employees. Of these awards, 205,000 are performance based awards which will be forfeited if the Company does not achieve certain annual metrics during 2014. The vesting of these grants are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 75% of the shares of restricted stock in each award can vest annually or cumulatively if GEO meets certain earnings per share performance targets during 2014; and (ii) up to 25% of the shares of restricted stock in each award can vest annually if GEO meets certain return on capital performance targets in 2014. The Company achieved the earnings per share and return on capital annual performance metrics in 2014.

The following table summarizes the status of restricted stock awards as of December 31, 2014 and 2013, and changes during the year ended December 31, 2014:

	Shares	Wtd. Avg. Grant date Fair value
	(In thousands)
Restricted stock outstanding at December 31, 2013	734	$26.87
Granted	306	32.24
Vested	(293)	22.08
Forfeited/Canceled	(23)	32.66

Restricted stock outstanding at December 31, 2014	724	$30.97

As of December 31, 2014, the Company had $14.9 million of unrecognized compensation cost that is expected to be recognized over a weighted average period of 2.5 years.

Employee Stock Purchase Plan

The Company previously adopted The GEO Group Inc. 2011 Employee Stock Purchase Plan (the “Plan”), which was approved by the Company’s shareholders. The purpose of the Plan, which is qualified under Section 423 of the Internal Revenue Service Code of 1986, as amended, is to encourage stock ownership through payroll deductions by the employees of GEO and designated subsidiaries of GEO in order to increase their identification with the Company’s goals and secure a proprietary interest in the Company’s success. These deductions are used to purchase shares of the Company’s Common Stock at a 5% discount from the then current market price. The Company has made available up to 500,000 shares of its common stock, which were registered with the Securities and Exchange Commission on May 4, 2012, as amended on July 18, 2014, for sale to eligible employees.

The Plan is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Plan are made on the last day of each month. During the years ended December 31, 2014, 2013 and 2012, 11,196, 9,794 and 22,760 and shares of common stock, respectively, were issued in connection with the Plan.

5.	Earnings Per Share

Basic and diluted earnings per share (“EPS”) from continuing operations were calculated for the years ended December 31, 2014, 2013, and 2012 respectively, as follows:

Fiscal Year	2014	2013	2012
	(In thousands, except per share data)
Income from continuing operations	$143,840	$117,462	$144,558
(Income) loss attributable to noncontrolling interests	90	(62)	852

Income from continuing operations attributable to The GEO Group, Inc.	$143,930	$117,400	$145,410
Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	72,270	71,116	60,934

Per share amount from continuing operations	$1.99	$1.65	$2.39

Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	72,270	71,116	60,934
Dilutive effect of equity incentive plans	277	489	331

Weighted average shares assuming dilution	72,547	71,605	61,265

Per share amount from continuing operations	$1.98	$1.64	$2.37

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

For the fiscal year ended December 31, 2014, 65,168 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. No common stock equivalents from restricted shares were anti-dilutive.

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

6.	Property and Equipment

Property and equipment consist of the following at fiscal year end:

	Useful Life	2014	2013
	(Years)	(In thousands)
Land	—	$102,349	$100,862
Buildings and improvements	2 to 50	1,603,081	1,567,836
Leasehold improvements	1 to 29	262,224	256,055
Equipment	3 to 10	153,965	137,952
Furnitures, fixtures and computer software	1 to 7	40,108	33,388
Facility construction in progress		59,218	10,804

Total		$2,220,945	$2,106,897
Less accumulated depreciation and amortization		(448,779)	(379,099)

Property and equipment, net		$1,772,166	$1,727,798

The Company depreciates its leasehold improvements over the shorter of their estimated useful lives or the terms of the leases including renewal periods that are reasonably assured. The Company’s construction in progress primarily consists of expansions to facilities that are owned by the Company. Interest capitalized in property and equipment for the years ended December 31, 2014 and December 31, 2013 was not significant.

Depreciation expense was $79.8 million, $78.8 million and $72.2 million, respectively, for the years ended December 31, 2014, 2013 and 2012, respectively.

At December 31, 2014 and 2013, the Company had $17.1 million and $17.7 million of assets recorded under capital leases including $17.1 million related to land, buildings and improvements. Capital leases are recorded net of accumulated amortization of $9.1 million and $8.4 million, at December 31, 2014 and 2013, respectively. Depreciation expense related to assets recorded under capital leases for the years ended December 31, 2014, 2013 and 2012 was $1.3 million, $1.0 million and $1.0 million, respectively, and is included in Depreciation and Amortization in the accompanying consolidated statements of operations.

7.	Contract Receivable

On September 16, 2014, GEO’s newly formed wholly-owned subsidiary, GEO Ravenhall Pty. Ltd., in its capacity as trustee of another newly formed wholly-owned subsidiary, GEO Ravenhall Trust (“Project Co”), signed the Ravenhall Prison Project Agreement (“Ravenhall Contract”) with the State of Victoria (the “State”) for the development and operation of a new 1,000-bed Facility in Ravenhall, a locality near Melbourne, Australia under a Public-Private Partnership financing structure. The Facility will also have the capacity to house 1,300 inmates should the State have the need for additional beds in the future. The design and construction phase (“D&C Phase”) of the agreement began in September 2014 with completion expected towards the end of 2017. Project Co is the primary developer during the D&C Phase and has subcontracted with a bonded international design and build contractor to design and construct the Facility. Once constructed and commercially accepted, GEO’s wholly-owned subsidiary, the GEO Group Australasia Pty. Ltd. (“GEO Australia”) will operate the Facility under a 25-year management contract (“Operating Phase”). During the D&C Phase, GEO Australia will also provide construction management and consultant services to the State.

The cost of the project during the D&C Phase will be funded by debt financing along with a capital contribution by GEO in the amount of AUD 115 million, or $93.8 million, based on exchange rates at December 31, 2014, which is expected to be contributed in January 2017. Another wholly-owned subsidiary of GEO, Ravenhall Finance Co Pty. Limited (“Finance Co”), has entered into a syndicated facility agreement with National Australia Bank Limited to provide the debt financing for the project. Refer to Note 14 — Debt. In order to fix the interest rate on this variable non-recourse debt, Finance Co has entered into interest rate swap agreements. Refer to Note 9 — Derivative Financial Instruments. Upon completion and commercial acceptance of the Facility, in accordance with the Ravenhall Contract, the State will make a lump sum payment of AUD 310 million, or $252.9 million, based on exchange rates as of December 31, 2014, towards a portion of the outstanding balance.

During the D&C Phase, the Company recognizes revenue as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to the estimated total costs for the design and construction of the Facility. Costs incurred and estimated earnings in excess of billings is classified as Contract Receivable in the accompanying consolidated balance sheets. The balance of the Contract Receivable at December 31, 2014 is $66.2 million which is recorded at net present value based on the timing of expected future settlement. As the primary contractor, Project Co is exposed to the various risks associated with the D&C Phase. Accordingly, the Company will record construction revenue on a gross basis and include the related costs of construction activities in operating expenses within the Facility Design & Construction segment. Reimbursable pass through costs are excluded from revenues and expenses.

8.	Investment in Direct Finance Leases

The Company’s investment in direct finance leases relates to the financing and management of one Australian facility. The Company’s wholly-owned Australian subsidiary financed the facility’s development with long-term debt obligations, which are non-recourse to the Company.

The future minimum rentals to be received are as follows:

Fiscal Year	Annual Repayment
(In thousands)
2015	$7,630
2016	7,903
2017	2,147

Total minimum obligation	$17,680
Less unearned interest income	(2,093)
Less current portion of direct finance lease (included in Prepaid expenses and other current assets)	(6,331)

Long term portion of investment in direct finance lease	$9,256

9.	Derivative Financial Instruments

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

Australia — Fullham

The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt, to be an effective cash flow hedge. Accordingly, the Company records the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total net unrealized gain (loss) recognized in the periods and recorded in accumulated other comprehensive income (loss), net of tax, related to this cash flow hedge was not significant for the years ended December 31, 2014 and 2013, respectively. The net unrealized gain (loss) for the years ended December 31, 2014 and 2013 was also not significant. The total value of the swap liability as of December 31, 2014 and 2013 was $0.2 million and $0.4 million, respectively, and is recorded as a component of other liabilities in the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the periods presented. The

Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).

Australia — Ravenhall

In September 2014, the Company’s Australian subsidiary entered into interest rate swap agreements to fix the interest rate on its variable rate non-recourse debt related to a prison project in Ravenhall, a locality near Melbourne, Australia to 3.3% during the design and construction phase and 4.2% during the project’s operating phase. Refer to Note 7 — Contract Receivable. The swaps’ notional amounts coincide with construction draw fixed commitments throughout the project. At December 31, 2014, the swaps had a notional value of approximately AUD 97.4 million, or $79.4 million, based on exchange rates at December 31, 2014, related to the outstanding draws for the design and construction phase and approximately AUD 466.3 million, or $380.4 million, based on exchange rates at December 31, 2014, related to future construction draws. The Company has determined that the swaps have payment, expiration dates and provisions that coincide with the terms of the non-recourse debt and the critical terms of the swap agreements and construction draw fixed commitments are the same and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in the fair value of the interest rate swaps in accumulated other comprehensive income, net of applicable income taxes. Total unrealized losses recorded in other comprehensive income, net of tax, related to this cash flow hedge were approximately $16.1 million during the year ended December 31, 2014. The total fair value of the swap liability as of December 31, 2014 was $19.0 million and is recorded as a component of Other Non-Current liabilities within the accompanying consolidated balance sheet. There was no material ineffectiveness for the periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss).

Additionally, upon completion and commercial acceptance of the prison project, the State, in accordance with the prison contract, will make a lump sum payment of AUD 310 million, or $252.9 million, based on exchange rates at December 31, 2014, towards a portion of the outstanding balance which will be used to pay down the principal of the non-recourse debt. The Company’s Australian subsidiary also entered into interest rate cap agreements in September 2014 giving the Company the option to cap the interest rate on its variable non-recourse debt related to the project in the event that the completion of the prison project is delayed which could delay the State’s payment. The Company paid $1.7 million for the interest rate cap agreements. These instruments do not meet the requirements for hedge accounting, and therefore, changes in fair value of the interest rate caps are recorded in earnings. During the year ended December 31, 2014, the Company recorded a loss of $1.2 million related to a decline in the fair value of the interest rate cap assets. As of December 31, 2014, the interest rate cap assets had a fair value of $0.6 million which is included in Other Non-Current Assets in the accompanying consolidated balance sheet.

10.	Goodwill and Other Intangible Assets, Net

Changes in the Company’s goodwill balances recognized during the years ended December 31, 2014 and 2013 were as follows (in thousands):

	December 31, 2013	Protocol Acquisition	Foreign currency translation	December 31, 2014
U.S. Corrections & Detention	$170,376	$—	$—	$170,376
GEO Care	319,159	3,888	—	323,047
International Services	661	—	(194)	467

Total Goodwill	$490,196	$3,888	$(194)	$493,890

	December 31, 2012	Foreign currency translation	December 31, 2013
U.S. Corrections & Detention	$170,376	$—	$170,376
GEO Care	319,159	—	319,159
International Services	773	(112)	661

Total Goodwill	$490,308	$(112)	$490,196

Intangible assets consisted of the following as of December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014				December 31, 2013
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	13.4	$154,591	$(56,396)	$98,195	$151,604	$(44,646)	$106,958
Technology	7	24,000	(12,120)	11,880	21,200	(8,758)	12,442
Trade names	Indefinite	45,200	—	45,200	44,000	—	44,000

Total acquired intangible assets		$223,791	$(68,516)	$155,275	$216,804	$(53,404)	$163,400

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

Amortization expense was $15.2 million, $14.6 million and $18.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, and primarily related to the U.S. Corrections & Detention and GEO Care segments’ amortization of intangible assets for acquired management contracts. The Company relies on its historical experience in determining the useful life of facility management contracts. The Company makes assumptions related to acquired facility management contracts based on the competitive environment for individual contracts, our historical success rates in retaining contracts, the supply of available beds in the market, changes in legislation, the projected profitability of the facilities and other market conditions. As of December 31, 2014, the weighted average period before the next contract renewal or extension for the facility management contracts was approximately 1.9 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the contractual periods.

Estimated amortization expense related to the Company’s finite-lived intangible assets for 2015 through 2019 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
2015	$15,226
2016	15,226
2017	15,194
2018	12,335
2019	12,007
Thereafter	40,087

$110,075

On February 25, 2014, Protocol Criminal Justice, Inc. (“Protocol”), a recently created subsidiary of the Company’s B.I. Incorporated (“BI”) subsidiary, entered into an Asset Purchase Agreement (the “Agreement”) with an unrelated entity, APAC Customer Services, Inc., to acquire certain tangible and intangible assets for cash consideration of $13.0 million. The final purchase price allocation, which was completed during the second quarter of 2014, resulted in the recognition of intangible assets of $7.0 million related to acquired facility management contracts, acquired technology and trade name, and goodwill of $3.9 million. In addition, the Company acquired accounts receivable, equipment and assumed certain liabilities, none of which were significant. During the measurement period, the Company made $0.1 million in aggregate retrospective adjustments to provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized at that date. These adjustments related primarily to the Company’s valuation of intangible assets which resulted in a reduction of intangible assets of $0.3 million and an increase in goodwill of $0.2 million from the amounts previously reported in the Company’s unaudited consolidated financial statements as of March 31, 2014. Protocol’s activities are included in the GEO Care operating segment.

11.	Financial Instruments

The following table provides a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis (in thousands):

		Fair Value Measurements at December 31, 2014
	Carrying Value at December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$11,281	$—	$11,281	$—
Fixed income securities	$1,966	$—	$1,966	$—
Interest rate cap derivatives	$570	$—	$570
Liabilities:
Interest rate swap derivatives	$19,248	$—	$19,248	$—

		Fair Value Measurements at December 31, 2013
	Carrying Value at December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Guaranteed Investment Contract	$5,742	$—	$5,742	$—
Rabbi Trust	$9,534	$—	$9,534	$—
Fixed income securities	$1,993	$—	$1,993	$—
Liabilities:
Interest rate swap derivatives	$390	$—	$390	$—

The Company’s level 2 financial instruments included in the tables above as of December 31, 2014 and 2013 consist of the Company’s rabbi trust established for GEO employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan, interest rate swaps and interest rate caps held by our Australian subsidiaries and an investment in Canadian dollar denominated fixed income securities. The Company’s restricted investment in the Rabbi Trust is invested in Company owned life insurance policies which are recorded at their cash surrender values. These investments are valued based on the underlying investments held in the policies’ separate account. The Australian subsidiaries’ interest rate swaps and interest rate caps are valued using a discounted cash flow model based on projected Australian borrowing rates. The Canadian dollar denominated securities, not actively traded, are valued using quoted rates for these and similar securities. At December 31, 2013, the Company’s Level 2 financial instruments included a guaranteed investment contract which was a restricted investment related to CSC of Tacoma LLC (“CSC”). During 2014, the balance in the guaranteed investment contract was liquidated as it was no longer required because it related to a portion of the CSC bonds which matured in October 2014. Refer to Note 14 — Debt.

12.	Fair Value of Assets and Liabilities

The Company’s Consolidated Balance Sheets reflect certain financial instruments at carrying value. The following table presents the carrying values of those instruments and the corresponding fair values (in thousands):

	Estimated Fair Value Measurements at December 31, 2014
	Carrying Value as of December 31, 2014	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$41,337	$41,337	$41,337	$—	$—
Restricted cash and investments	12,638	12,638	3,889	8,749	—
Liabilities:
Borrowings under Senior Credit Facility	$365,500	$364,411	$—	$364,411	$—
5.875% Senior Notes	250,000	256,720	—	256,720	—
5.125% Senior Notes	300,000	296,814		296,814
5 7/8% Senior Notes	250,000	256,720	—	256,720	—
6.625% Senior Notes	300,000	315,750	—	315,750	—
Non-recourse debt, Australian subsidiary	95,714	95,871	—	95,871	—
Other non-recourse debt, including current portion	48,836	52,016	—	52,016	—

	Estimated Fair Value Measurements at December 31, 2013
	Carrying Value as of December 31, 2013	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$52,125	$52,125	$52,125	$—	$—
Restricted cash	14,592	14,592	1,838	12,754	—
Liabilities:
Borrowings under Senior Credit Facility	$638,500	$639,246	$—	$639,246	$—
5.125% Senior Notes	300,000	279,000		279,000
5 7/8% Senior Notes	250,000	265,938	—	265,938	—
6.625% Senior Notes	300,000	317,064	—	317,064	—
Non-recourse debt, Australian subsidiary	23,896	24,439	—	24,439	—
Other non-recourse debt, including current portion	60,235	62,319	—	62,319	—

The fair values of the Company’s cash and cash equivalents, and restricted cash approximates the carrying values of these assets at December 31, 2014 and 2013. Restricted cash consists of money market funds, commercial paper and time deposits used for payments on the Company’s non-recourse debt and asset replacement funds contractually required to be maintained at the Company’s Australian subsidiary. The fair value of the money market funds is based on quoted market prices (level 1) and the fair value of commercial paper and time deposits is based on market prices for similar instruments (level 2). The fair values of the

Company’s 6.625% senior unsecured notes due 2021 (the “6.625% Senior Notes”), 5.125% Senior Notes due 2023 (the “5.125% Senior Notes”), 5 7/8% Senior Notes due 2022 (the “5 7/8% Senior Notes”) and the 5.875% Senior Notes due 2024 (the “5.875% Senior Notes”), although not actively traded, are based on published financial data for these instruments. The fair value of the Company’s non-recourse debt related to Washington Economic Development Finance Authority (“WEDFA”) is based on market prices for similar instruments. The fair value of the non-recourse debt related to the Company’s Australian subsidiary is estimated using a discounted cash flow model based on current Australian borrowing rates for similar instruments. The fair value of borrowings under the Senior Credit Facility is based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.

13.	Accrued Expenses and other current liabilities

Accrued expenses consisted of the following (in thousands):

	2014	2013
Accrued interest	$26,373	$19,408
Accrued bonus	12,049	11,108
Accrued insurance	50,470	49,170
Accrued property and other taxes	15,980	11,788
Construction retainage	3,412	267
Other	32,328	23,209

Total	$140,612	$114,950

14.	Debt

Debt consisted of the following (in thousands):

	2014	2012
Senior Credit Facility:
Term loan	$295,500	$298,500
Revolver	70,000	340,000

Total Senior Credit Facility	$365,500	$638,500
5.875% Senior Notes
Notes Due in 2024	$250,000	—
5.125% Senior Notes:
Notes Due in 2023	$300,000	$300,000
5 7/8% Senior Notes
Notes Due in 2022	$250,000	$250,000
6.625% Senior Notes:
Notes Due in 2021	$300,000	$300,000
Non-Recourse Debt:
Non-Recourse Debt	$145,262	$85,091
Discount on Non-Recourse Debt	(712)	(960)

Total Non-Recourse Debt	$144,550	$84,131
Capital Lease Obligations	10,924	11,924
Other debt	421	221

Total debt	$1,621,395	$1,584,776

Current portion of capital lease obligations, long-term debt and non-recourse debt	(16,752)	(22,163)
Capital Lease Obligations, long-term portion	(9,856)	(10,924)
Non-Recourse Debt, long-term portion	(131,968)	(66,153)

Long-Term Debt	$1,462,819	$1,485,536

Credit Agreement

On August 27, 2014, the Company executed a second amended and restated credit agreement by and among the Company and GEO Corrections Holdings, Inc., as Borrowers, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (the “Credit Agreement”).

The Credit Agreement evidences a credit facility (the “Credit Facility”) consisting of a $296.3 million term loan (the “Term Loan”) bearing interest at LIBOR plus 2.50% (with a LIBOR floor of .75%), and a $700.0 million revolving credit facility (the “Revolver”) initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD 225.0 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars (the “Australian LC Facility”). The interest rate is subject to a pricing grid based upon the Company’s total leverage ratio. Amounts to be borrowed by the Company under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The Revolver component is scheduled to mature on August 27, 2019 and the Term Loan component is scheduled to mature on April 3, 2020. In connection with the amendment, the Company wrote off approximately $0.4 million of deferred financing costs pertaining to the former credit facility in 2014, which is included in interest expense. The Company capitalized $4.6 million of deferred finance costs in connection with the new Credit Facility.

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

Events of default under the Credit Agreement include, but are not limited to, (i) the Company’s failure to pay principal or interest when due, (ii) the Company’s material breach of any representation or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) certain material environmental liability claims which have been asserted against the Company, and (viii) a change in control. The Company was in compliance with all of the covenants of the Credit Agreement as of December 31, 2014.

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

As of December 31, 2014, the Company had $295.5 million in aggregate borrowings outstanding under the Term Loan, $70.0 million in borrowings under the Revolver, and approximately $62.0 million in letters of credit which left $568.0 million in additional borrowing capacity under the Revolver. In addition, the Company has the ability to increase the Senior Credit Facility by an additional $350.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions thereunder. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of December 31, 2014 was 3.2%. At December 31, 2014, the Company had approximately AUD 214.0 million in letters of credit outstanding under the Australian LC Facility in connection with certain performance and financing guarantees related to the Ravenhall Prison Project.

The Company had also entered into an amended and restated credit agreement in 2013 which resulted in a loss on extinguishment of debt of $5.5 million in 2013.

5.875% Senior Notes

On September 25, 2014, the Company completed an offering of $250.0 million aggregate principal amount of senior unsecured notes (the “5.875% Senior Notes”), The notes will mature on October 15, 2024 and have a coupon rate and yield to maturity of 5.875%. Interest is payable semi-annually in cash in arrears on April 15 and October 15, beginning April 15, 2015. The 5.875% Senior Notes are guaranteed on a senior unsecured basis by all the Company’s restricted subsidiaries that guarantee obligations. The 5.875% Senior Notes rank equally in right of payment with any unsecured, unsubordinated indebtedness of the Company and the guarantors, including the Company’s 6.625% senior notes due 2021, the 5 7/8% senior notes due 2022, the 5.125% senior notes due 2023, and the guarantors’ guarantees thereof, senior in right of payment to any future indebtedness of the Company and the guarantors that is expressly subordinated to the 5.875% Senior Notes and the guarantees, effectively junior to any secured indebtedness of the Company and the guarantors, including indebtedness under the Company’s senior credit facility, to the extent of the value of the assets securing such indebtedness, and structurally junior to all obligations of the Company’s subsidiaries that are not guarantors. The sale of the 5.875% Senior Notes was registered under the Company’s automatic shelf registration statement on Form S-3 filed on September 12, 2014, as supplemented by the Preliminary Prospectus Supplement filed on September 22, 2014 and the Prospectus Supplement filed on September 24, 2014. The Company capitalized $4.6 million of deferred financing costs in connection with the offering.

At any time on or prior to October 15, 2017, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of outstanding 5.875% Senior Notes issued under the indenture governing the 5.875% Senior Notes (including any additional notes) at a redemption price of 105.875% of their principal amount, plus accrued and unpaid interest, if any, to the redemption date. In addition, the Company may, at its option, redeem the 5.875% Senior Notes in whole or in part before October 15, 2019 at a redemption price equal to 100% of the principal amount of the 5.875% Senior Notes being redeemed plus a “make-whole” premium, together with accrued and unpaid interest, if any, to the redemption date. Lastly, the Company may, at its option, redeem the 5.875% Senior Notes in whole or in part on or after October 15, 2019 through 2024 and thereafter as indicated below:

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

The indenture also contains events of default with respect to, among other things, the following: failure by the Company to pay interest on the 5.875% Senior Notes when due, which failure continues for 30 days; failure by the Company to pay the principal of, or premium, if any, on, the 5.875% Senior Notes when due; failure by the Company or any of its restricted subsidiaries to comply with their obligations to offer to repurchase the 5.875% Senior Notes at the option of the holders of the 5.875% Senior Notes upon a change of control, to offer to redeem the 5.875% Senior Notes under certain circumstances in connection with asset sales with excess proceeds in excess of $25.0 million or to observe certain restrictions on mergers, consolidations and sales of substantially all of their assets; the failure by the Company or any guarantor to comply with any of the other agreements in the indenture, which failure continues for 60 days after notice; and certain events of bankruptcy or insolvency of GEO or a restricted subsidiary that is a significant subsidiary or any group of restricted subsidiaries that together would constitute a significant subsidiary. The Company was in compliance with all of the covenants of the indenture governing the 5.875% Senior Notes as of December 31, 2014.

5.125% Senior Notes

On March 19, 2013, the Company completed an offering of $300.0 million aggregate principal amount of senior unsecured notes in a private offering under the Indenture dated as of March 19, 2013 among GEO, certain of its domestic subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee. The 5.125% Senior Notes were offered and sold to “qualified institutional buyers” in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons in accordance with Regulation S under the Securities Act. The notes will mature on April 1, 2023 and have a coupon rate and yield to maturity of 5.125%. Interest is payable semi-annually on April 1 and October 1 each year, beginning October 1, 2013. The 5.125% Senior Notes are guaranteed on a senior unsecured basis by all of the Company’s restricted subsidiaries that guarantee obligations under the Senior Credit Facility, the Company’s 6.625% Senior Notes, the Company’s 5 7/8% senior notes due 2022 and the 5.875% Senior Notes. The 5.125% Senior Notes and the guarantees are the Company’s general unsecured senior obligations and rank equally in right of payment with all of the Company’s and the guarantors’ existing and future unsecured senior debt, including the Company’s 6.625% Senior Notes, the 5 7/8% Senior Notes and the 5.875% Senior Notes. The 5.125% Senior Notes and the guarantees are effectively subordinated to any of the Company’s and the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt, including all anticipated borrowings under the Senior Credit Facility. The 5.125% Senior Notes are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 5.125% Senior Notes.

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

On April 3, 2013, the Company’s Prior Senior Credit Facility was refinanced and a portion of the proceeds of the 5.125% Senior Notes were used to pay the outstanding Prior Term Loans under the Senior Credit Facility. Loan costs of $6.8 million were incurred and capitalized in connection with the issuance of the 5.125% Senior Notes. The Company incurred a $4.4 million loss on extinguishment of debt related to unamortized deferred financing costs and unamortized debt discount pertaining to the Prior Senior Credit Facility and $1.1 million in fees related to the new Credit Agreement

If there is a “change of control” (as defined in the Indenture), holders of the 5.125% Senior Notes will have the right to cause GEO to repurchase their 5.125% Senior Notes at a price equal to 101% of the principal amount of the 5.125% Senior Notes repurchased plus accrued and unpaid interest and Liquidated Damages, if any, to the purchase date.

The indenture governing the 5.125% Senior Notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of the Company’s assets. As of the date of the indenture, all of the Company’s subsidiaries, other than certain dormant domestic and other subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. The Company’s failure to comply with certain of the covenants under the indenture governing the 5.125% Senior Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company believes it was in compliance with all of the covenants of the indenture governing the 5.125% Senior Notes as of December 31, 2014.

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

5 7/8% Senior Notes

On October 3, 2013, the Company completed an offering of 250.0 million aggregate principal amount of 5 7/8% senior notes due 2022 (the “5 7/8% Senior Notes”) in a private offering under the Indenture dated as of October 3, 2013 among GEO, certain of its domestic subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee. The 5 7/8% Senior Notes were offered and sold to “qualified institutional buyers” in accordance with Rule 144A under the Securities Act, and outside the United States to non-U.S. persons in accordance with Regulations S under the Securities Act. The 5 7/8% Senior Notes were issued at a coupon rate and yield to maturity of 5 7/8% . Interest on the 5 7/8% Senior Notes will be payable semi-annually in cash in arrears on January 15 and July 15, commencing on January 15, 2014. The 5 7/8% Senior Notes mature on January 15, 2022. The 5 7/8% Senior Notes and the guarantees are the Company’s general unsecured senior obligations and rank equally in right of payment with all of the Company’s and the guarantors’ existing and future unsecured senior debt, including the Company’s 6.625% Senior Notes, the 5.125% Senior Notes and the 5.875% Senior Notes. The 5 7/8% Senior Notes and the guarantees are effectively subordinated to any of the Company’s and the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt, including all anticipated borrowings under the Senior Credit Facility. The 5 7/8% Senior Notes are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 5 7/8% Senior Notes.

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

The indenture governing the notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of the Company’s assets. As of the date of the indenture, all of the Company’s subsidiaries, other than certain dormant domestic and other subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. The Company’s failure to comply with certain of the covenants under the indenture governing the 5 7/8% Senior Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company believes it was in compliance with all of the covenants of the indenture governing the 5 7/8% Senior Notes as of December 31, 2014.

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

GEO used the net proceeds from the offering, together with cash on hand, to fund the repurchase, redemption or other discharge of its 7 3/4% Senior Notes and to pay related transaction fees and expenses. Loan costs of $5.9 million were incurred and capitalized in connection with the offering and the Company incurred a loss on extinguishment of debt of $17.7 million related to the tender premium and deferred costs associated with the 7 3/4% Senior Notes This loss was partially offset by proceeds of $4.0 million received for the settlement of the interest rate swaps related to the 7 3/4% Senior Notes.

Under the terms of the Registration Rights Agreement, dated as of October 3, 2013, among GEO, the Guarantors and Wells Fargo Securities, LLC, as the representative of the initial purchasers of the 5 7/8% Senior Notes (the “Registration Rights Agreement”), GEO agreed to register under the Securities Act notes having terms identical in all material respects to the 5 7/8% Senior Notes (the “5 7/8% Exchange Notes”) and to make an offer to exchange the 5 7/8% Exchange Notes for the 5 7/8% Senior Notes. GEO filed the registration statement on October 2, 2013 which was declared effective on January 6, 2014. GEO launched the exchange offer on January 6, 2014 and the exchange offer expired on February 4, 2014.

6.625% Senior Notes

On February 10, 2011, the Company completed an offering of $300.0 million aggregate principal amount of 6.625% Senior Notes in a private offering under the indenture dated as of February 10, 2011 among the Company, certain of its domestic subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee. The 6.625% Senior Notes were offered and sold to “qualified institutional buyers” in accordance with Rule 144A under the Securities Act, and outside the United States to non-U.S. persons in accordance with Regulation S under the Securities Act. The 6.625% Senior Notes were issued at a coupon rate and yield to maturity of 6.625%. Interest on the 6.625% Senior Notes is payable semi-annually in cash in arrears on February 15 and August 15 each year. The 6.625% Senior Notes mature on February 15, 2021. The 6.625% Senior Notes and the guarantees are the Company’s general unsecured senior obligations and rank equally in right of payment with all of the Company’s and the guarantors’ existing and future unsecured senior debt, including the Company’s 5.125% Senior Notes, the 5 7/8% Senior Notes and the 5.875% Senior Notes. The 6.625% Senior Notes and the guarantees are effectively subordinated to any of the Company’s and the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt, including all anticipated borrowings under the Senior Credit Facility. The 6.625% Senior Notes are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 6.625% Senior Notes.

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

The indenture governing the notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of the Company’s assets. As of the date of the indenture, all of the Company’s subsidiaries, other than certain dormant domestic and other subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. The Company’s failure to comply with certain of the covenants under the indenture governing the 6.625% Senior Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company was in compliance with all of the covenants of the indenture governing the 6.625% Senior Notes as of December 31, 2014.

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

On September 30, 2013, the Company completed a legal defeasance of the $49.5 million taxable revenue bonds with an outstanding balance of $17.2 million which were to mature in February 2016. Refer to Note 1— Variable Interest Entities. Upon closing of the transaction, the Company received $17.3 million of funds held in trust with respect to STLDC which was held for future debt service and other reserves. These funds were previously included in the Company’s current and non-current restricted cash and investments. In connection with the defeasance, the Company incurred a $1.5 million loss on extinguishment of debt which represented the excess of the reacquisition price of the defeasance over the net carrying value of the bonds and other defeasance related fees and expenses.

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

In connection with the original financing, CSC of Tacoma, LLC, a wholly owned subsidiary of CSC, issued a $57.0 million note payable to the Washington Economic Development Finance Authority (“WEDFA”), an instrumentality of the State of Washington, which issued revenue bonds (“2003 Revenue Bonds”) and subsequently loaned the proceeds of the bond issuance back to CSC for the purposes of constructing the Northwest Detention Center. The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. The bonds are non-recourse to the Company and the loan from WEDFA to CSC is non-recourse to the Company. These bonds matured and were fully paid in October 2014.

Additionally, on December 9, 2011, WEDFA issued $54.4 million of its Washington Economic Development Finance Authority Taxable Economic Development Revenue Bonds, series 2011 (“2011 Revenue Bonds”). The bonds were rated AA- by Standard & Poor’s Ratings Services and the scheduled payment of principal and interest is guaranteed by municipal bond insurance issued by Assured Guaranty Municipal Corp. The 2011 Revenue Bonds have an average all-in cost of approximately 6.4%, including debt issuance costs and the bond discount, and maturity dates ranging through October 1, 2021. The 2011 Revenue Bonds were issued to provide funds to make a loan to CSC of Tacoma, LLC for purposes of reimbursing GEO for costs incurred by GEO for the 2009 expansion of the Northwest Detention Facility and paying the costs of issuing the 2011 Revenue Bonds. The payment of principal and interest on the bonds is non-recourse to GEO. None of the bonds nor CSC’s obligations under the loan are obligations of GEO nor are they guaranteed by GEO.

As of December 31, 2014, the remaining balance of the debt service requirement related to the 2011 Revenue Bonds is $49.4 million, of which $6.3 million is classified as current in the accompanying balance sheet. As of December 31, 2014, included in restricted cash and investments is $4.3 million (all current) of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves which had not been released to the Company as of December 31, 2014.

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

In 2012, in connection with the transaction, the Company incurred a loss on extinguishment of debt in connection with the early redemption of the MCF bonds of $8.5 million which consisted of a make-whole premium of $14.9 million which includes $0.1 million of bond redemption costs, offset by the effect of the then unamortized bond premium of $6.4 million.

Australia — Fulham

The Company’s wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to the Company and total $16.4 million (AUD 20.1 million) and $23.9 million (AUD 26.9 million) at December 31, 2014 and 2013, respectively, based on exchange rates in effect as of December 31, 2014. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million (along with interest earned on the account) which, at December 31, 2014, was $4.1 million (including interest) based on exchange rates in effect as of December 31, 2014. This amount is included in non-current restricted cash and the annual maturities of the future debt obligation are included in Non-Recourse Debt.

Australia — Ravenhall

In connection with a new design and build prison project agreement with the State, the Company entered into a syndicated facility agreement (the “Construction Facility”) with National Australia Bank Limited to provide debt financing for construction of the project. Refer to Note 7 — Contract Receivable. The Construction Facility provides for non-recourse funding up to AUD 791 million, or $645.3 million, based on exchange rates as of December 31, 2014. Construction draws will be funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility is through October 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. After October 2019, the Construction Facility will be converted to a term loan with payments due quarterly beginning in 2018 through 2041. In accordance with the terms of the Construction Facility, upon completion and commercial acceptance of the prison, in accordance with the prison contract, the State will make a lump sum payment of AUD 310 million, or $252.9 million, based on exchange rates as of December 31, 2014, which will be used to pay down a portion of the outstanding principal balance. The remaining outstanding principal balance will be repaid over the term of the operating agreement. As of December 31, 2014, $79.4 million was outstanding under the Construction Facility and the Company capitalized $17.2 million of deferred financing costs in connection with the transaction. The Company also entered into interest rate swap and interest rate cap agreements related to its non-recourse debt in connection with the project. Refer to Note 9 — Derivative Financial Instruments.

Debt Repayment

Debt repayment schedules under Capital Lease Obligations, Long-Term Debt, Non-Recourse Debt and the Senior Credit Facility are as follows:

Fiscal Year	Capital Leases	Long-Term Debt	Non- Recourse Debt	Revolver	Term Loans	Total Annual Repayment
	(In thousands)
2015	$1,932	$102	$12,753	$—	$3,000	$17,787
2016	1,935	87	13,420	—	3,000	18,442
2017	1,934	78	9,680	—	3,000	14,692
2018	1,936	80	6,970	—	3,000	11,986
2019	1,934	74	7,280	70,000	3,000	82,288
2020	1,934	—	7,665	—	280,500	290,099
Thereafter	3,170	1,100,000	87,494	—	—	1,190,664

	14,775	1,100,421	145,262	70,000	295,500	1,625,958
Interest imputed on Capital Leases	(3,851)	—	—	—	—	(3,851)
Original issuer’s discount	—	—	(712)	—	—	(712)
Current portion	(1,068)	(102)	(12,582)	—	(3,000)	(16,752)

Non-current portion	$9,856	$1,100,319	$131,968	$70,000	$292,500	$1,604,643

Guarantees

The Company has entered into certain guarantees in connection with the financing and construction performance of a facility in Australia (Refer to Note 7-Contract Receivable). The obligations amounted to approximately AUD 214 million, or $174.6 million, based on exchange rates as of December 31, 2014. These guarantees are secured by outstanding letters of credit under the Company’s Revolver as of December 31, 2014.

At December 31, 2014, the Company also had nine letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $12.4 million.

In addition to the above, in connection with the creation of SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements to SACS’ senior lenders through the issuance of letters of credit for 60.0 million South African Rand. During the fiscal year ended January 1, 2012, the Company was notified by SACS’ lenders that these guarantees were reduced from 60.0 million South African Rand to 26.7 million South African Rand, or $2.3 million based on exchange rates as of December 31, 2014. Additionally, SACS was required to fund a Rectification Account for the repayment of certain costs in the event of contract termination. As such, the Company had guaranteed the payment of 60% of amounts which may have been payable by SACS into the Rectification Account by providing a standby letter of credit of 8.4 million South African Rand as security for this guarantee. During the fiscal year ended December 31, 2013, SACS met its obligation for the funding of the Rectification Account and the letter of credit for 8.4 million South African Rand relative to this guarantee was not renewed. In the event SACS is unable to maintain the required funding in the Rectification Account, the guarantee for the shortfall will need to be re-instated. No amounts have been drawn against these letters of credit. The remaining guarantee of 26.7 million South African Rand is included as part of the value of the Company’s outstanding letters of credit under its Revolver as of December 31, 2014.

The Company has also agreed to provide a loan, of up to 20.0 million South African Rand, or $1.7 million based on exchange rates as of December 31, 2014, referred to as the Shareholder’s Loan, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Shareholder’s Loan, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Shareholder’s Loan expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. The lenders’ ability to draw on the Shareholder’s Loan is limited to certain circumstances, including termination of the contract.

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

In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a trust. The potential estimated exposure of these obligations is Canadian Dollar (“CAD”) $2.5 million, or $2.2 million based on exchange rates as of December 31, 2014, commencing in 2017. The Company has a liability of $2.0 million and $2.0 million related to this exposure included in Other Non-Current Liabilities as of December 31, 2014 and 2013, respectively. To secure this guarantee, the Company purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset equal to the current fair value of those securities included in Other Non-Current Assets as of December 31, 2014 and 2013, respectively, on its consolidated balance sheets. The Company does not currently operate or manage this facility.

In connection with the creation of GEOAmey, the Company and its joint venture partner guarantee the availability of working capital in equal proportion to ensure that GEOAmey can comply with current and future contractual commitments related to the performance of its operations. The Company and the 50% joint venture partner have each extended a £12 million line of credit of which £10.5 million, or $16.3 million based on exchange rates as of December 31, 2014, was outstanding as of December 31, 2014. The Company’s maximum exposure relative to the joint venture is its note receivable of $16.3 million and future financial support necessary to guarantee performance under the contract.

Except as discussed above, the Company does not have any off balance sheet arrangements.

15.	Benefit Plans

The Company’s employees participate in an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code that covers substantially all U.S. based salaried employees. Employees may contribute a percentage of eligible compensation to the plan, subject to certain limits under the Internal Revenue Code. For the years ended December 31, 2014, 2013 and 2012, the Company provided matching contributions of $3.2 million, $3.4 million and $4.1 million, respectively.

The Company has two non-contributory defined benefit pension plans covering certain of the Company’s executives. Retirement benefits are based on years of service, employees’ average compensation for the last five years prior to retirement and social security benefits. Currently, the plans are not funded. The Company purchased and is the beneficiary of life insurance policies for certain participants enrolled in the plans. There were no significant transactions between the employer or related parties and the plans during 2014, 2013 or 2012.

As of December 31, 2014, the Company had a non-qualified deferred compensation agreement with its Chief Executive Officer (“CEO”). In August 2012, the CEO’s agreement was amended to eliminate the tax gross-up provision which was previously applicable to his lump sum retirement payment and in exchange for the elimination of the tax gross-up provision, the amount of the lump sum retirement payment which Mr. Zoley is entitled to receive has been proportionately increased so that he would receive substantially the same net benefit as he would have otherwise received had the tax gross-up remained in the plan. The current agreement provides for a lump sum payment upon retirement, no sooner than age 55. As of December 31, 2014, the CEO had reached age 55 and was eligible to receive the payment upon retirement. If the Company’s CEO had retired as of

December 31, 2014, the Company would have had to pay him $7.1 million. The long-term portion of the pension liability related to the defined benefit plans and the deferred compensation agreement with the CEO as of December 31, 2014 and 2013 was $24.9 million and $19.8 million, respectively, and is included in Other Non-Current liabilities in the accompanying consolidated balance sheets.

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

	2014	2013
Accumulated Benefit Obligation, End of Year	$19,280	$15,439
Change in Projected Benefit Obligation
Projected Benefit Obligation, Beginning of Year	$20,032	$19,761
Service Cost	821	925
Interest Cost	935	829
Actuarial Loss (Gain)	4,324	(1,229)
Benefits Paid	(286)	(254)

Projected Benefit Obligation, End of Year	$25,826	$20,032

Change in Plan Assets
Plan Assets at Fair Value, Beginning of Year	$—	$—
Company Contributions	286	254
Benefits Paid	(286)	(254)

Plan Assets at Fair Value, End of Year	$—	$—

Unfunded Status of the Plan	$(25,826)	$(20,032)

Amounts Recognized in Accumulated Other Comprehensive Income
Prior Service Cost	—	—
Net Loss	6,988	2,791

Total Pension Cost	$6,988	$2,791

	2014	2013
Components of Net Periodic Benefit Cost
Service Cost	$821	$925
Interest Cost	935	829
Amortization of:
Net Loss	127	263

Net Periodic Pension Cost	$1,883	$2,017

Weighted Average Assumptions for Expense
Discount Rate	4.35%	5.15%
Expected Return on Plan Assets	N/A	N/A
Rate of Compensation Increase	4.34%	4.38%

The amount included in other accumulated comprehensive income as of December 31, 2014 that has not yet been recognized as a component of net periodic benefit cost in fiscal year 2014 is $4.2 million. The amount included in other accumulated comprehensive income as of December 31, 2014 that is expected to be recognized as a component of net periodic benefit cost in fiscal year 2015 is $0.4 million.

The benefit payments reflected in the table below represent the Company’s obligations to employees that are eligible for retirement or have already retired and are receiving deferred compensation benefits:

Fiscal Year	Pension Benefits
(In thousands)
2015	$7,568
2016	528
2017	573
2018	569
2019	698
Thereafter	15,890

$25,826

The Company also maintains The GEO Group Inc. Deferred Compensation Plan (“Deferred Compensation Plan”), a non-qualified deferred compensation plan for employees who are ineligible to participate in its qualified 401(k) plan. Eligible employees may defer a fixed percentage of their salary and the Company matches employee contributions up to a certain amount based on the employee’s years of service. Payments will be made at retirement age of 65, at termination of employment or earlier depending on the employees’ elections. The Company established a rabbi trust; the purpose of which is to segregate the assets of the Deferred Compensation Plan from the Company’s cash balances. The funds in the rabbi trust are included in Restricted Cash and Investments in the accompanying Consolidated Balance Sheets. These funds are not available to the Company for any purpose other than to fund the Deferred Compensation Plan; however, these funds may be available to the Company’s creditors in the event the Company becomes insolvent. All employee and employer contributions relative to the Deferred Compensation Plan are made directly to the rabbi trust. The Company recognized expense related to its contributions of $0.3 million, $0.2 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012 respectively. The total liability for this plan at December 31, 2014 and 2013 was $11.0 million and $9.8 million, respectively and is included in Other Non-Current Liabilities in the accompanying Consolidated Balance Sheets. The current portion of the liability was $0.9 million and $0.3 million as of December 31, 2014 and 2013, respectively.

16.	Business Segments and Geographic Information

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the U.S. Corrections & Detention segment; the International Services segment; the GEO Care segment; and Facility Construction & Design segment. The Company has identified these four reportable segments to reflect the current view that the Company operates four distinct business lines, each of which constitutes a material part of its overall business. The U.S. Corrections & Detention segment primarily encompasses U.S.-based privatized corrections and detention business. The International Services segment primarily consists of privatized corrections and detention operations in South Africa, Australia and the United Kingdom. The Company’s community-based services, youth services and BI are operating segments aggregated under the GEO Care reporting segment. The GEO Care segment, which conducts its services in the United States, represents services provided to adult offenders and juveniles for non-residential treatment, educational and community based programs, pre-release and half-way house programs, compliance technologies, monitoring services and evidence-based supervision and treatment programs for community-based parolees, probationers, and pretrial defendants. Effective January 1, 2015, the Company regained ownership of its GEO Care trade name and as a result renamed its GEO Community Services Segment “GEO Care” in connection with the termination of the license agreement related to the sale of RTS. Refer to Note 2-Discontinued Operations. The Facility Construction & Design segment primarily contracts with various state, local and federal agencies for the design and construction of facilities for which the Company has management contracts. Generally, the assets and revenues from the Facility Construction & Design segment are offset by a similar amount of liabilities and expenses. There was no activity in the Facility Construction & Design segment during 2013 or 2012. Segment disclosures below (in thousands) reflect the results of continuing operations. All transactions between segments are eliminated.

Fiscal Year	2014	2013	2012
Revenues:
U.S. Corrections & Detention	$1,108,397	$1,011,818	$974,780
GEO Care	329,253	302,094	291,891
International Services	197,992	208,162	212,391
Facility Construction and Design[1]	55,978	—	—

Total revenues	$1,691,620	$1,522,074	$1,479,062

Depreciation and amortization:
U.S. Corrections & Detention	$63,690	$62,112	$62,578
GEO Care	29,766	29,989	26,738
International Services	2,715	2,563	2,369

Total depreciation and amortization	$96,171	$94,664	$91,685

Operating Income:
U.S. Corrections & Detention	$263,027	$217,918	$222,976
GEO Care	80,152	71,279	65,401
International Services[2]	6,130	13,348	9,768
Facility Construction & Design[1]	440	—	—

Operating income from segments	$349,749	$302,545	$298,145

General and Administrative Expenses	(115,018)	(117,061)	(113,792)

Total operating income	$234,731	$185,484	$184,353

[1]	The Company began the design and construction of a new prison located in Ravenhall, a locality near Melbourne, Australia in 2014. There was no depreciation or amortization associated with this segment in 2014. Refer to Note 7-Contract Receivable.
[2]	Operating income in the International Services segment decreased primarily due to bid costs incurred in the third quarter of 2014 at GEO’s subsidiary in the United Kingdom as well as the termination of the Harmondsworth facility contract in early 2014 at GEO’s subsidiary in the United Kingdom.

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes, equity in earnings of affiliates and discontinued operations, in each case, during the years ended December 31, 2014, 2013 and 2012, respectively.

Fiscal Year Ended	2014	2013	2012
	(In thousands)
Operating income from segments	$349,749	$302,545	$298,145
Unallocated amounts:
General and administrative expense	(115,018)	(117,061)	(113,792)
Net interest expense	(82,621)	(79,680)	(75,473)
Loss on early extinguishment of debt	—	(20,657)	(8,462)

Income before income taxes, equity in earnings of affiliates and discontinued operations	$152,110	$85,147	$100,418

	2014	2013
	(In thousands)
Segment assets:
U.S. Corrections & Detention	$2,075,216	$2,048,882
GEO Care	675,166	654,352
International Services	71,788	78,381
Facility Construction & Design	83,024	—

Total segment assets	$2,905,194	$2,781,615

Asset Reconciliation

The following is a reconciliation of the Company’s reportable segment assets to the Company’s total assets as of December 31, 2014 and 2013, respectively.

	2014	2013
	(In thousands)
Reportable segment assets	$2,905,194	$2,781,615
Cash	41,337	52,125
Deferred income tax assets	31,758	25,757
Restricted cash and investments, current and non-current	23,919	29,867

Total assets	$3,002,208	$2,889,364

Geographic Information

During each of the fiscal years ended December 31, 2014, December 31, 2013 and December 31, 2012, the Company’s international operations were conducted through (i) the Company’s wholly owned Australian subsidiary, The GEO Group Australia Pty. Ltd., through which the Company has management contracts for four correctional facilities, (ii) the Company’s wholly owned subsidiaries, GEO Ravenhall Finance Holdings Pty. Ltd. and GEO Ravenhall Holdings Pty. Ltd. which, together, have a design and construction contract for a new prison in Ravenhall, Australia, (iii) the Company’s consolidated joint venture in South Africa, SACM, through which the Company manages one correctional facility, and (iv) the Company’s wholly-owned subsidiary in the United Kingdom, The GEO Group UK Ltd., through which the Company manages the Dungavel House Immigration Removal Centre.

Fiscal Year	2014	2013	2012
	(In thousands)
Revenues:
U.S. operations	$1,438,144	$1,314,425	$1,267,335
Australia operations	210,577	158,028	159,444
South African operations	16,831	17,992	20,029
United Kingdom operations	26,068	31,629	32,254

Total revenues	$1,691,620	$1,522,074	$1,479,062

Long-lived assets:
U.S. operations	$1,765,391	$1,721,761	$1,680,038
Australia operations	5,923	4,828	5,634
South African operations	127	158	234
United Kingdom operations	725	1,051	1,253

Total long-lived assets	$1,772,166	$1,727,798	$1,687,159

Sources of Revenue

The Company derives most of its revenue from the management of privatized correction and detention facilities. The Company also derives revenue from the provision of community based and youth services, monitoring and evidence-based supervision and treatment programs in the United States, and expansion of new and existing correction, detention facilities. All of the Company’s revenue is generated from external customers.

Fiscal Year	2014	2013	2012
	(In thousands)
Revenues:
Corrections & Detention	$1,306,389	$1,219,980	$1,187,171
GEO Care	329,253	302,094	291,891
Facility Construction and Design	55,978	—	—

Total revenues	$1,691,620	$1,522,074	$1,479,062

Equity in Earnings of Affiliates

Equity in earnings of affiliates for 2014, 2013 and 2012 includes the operating results of the Company’s joint ventures in SACS and GEOAmey. These joint ventures are accounted for under the equity method and the Company’s investments in SACS and GEOAmey are presented as a component of other non-current assets in the accompanying Consolidated Balance Sheets.

The Company has recorded $5.1 million, $5.1 million and $5.3 million in earnings, net of tax impact, for SACS operations during the years ended December 31, 2014, 2013 and 2012, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying Consolidated Statements of Operations. As of December 31, 2014 and 2013, the Company’s investment in SACS was $8.0 million and $8.1 million, respectively. The investment is included in other non-current assets in the accompanying Consolidated Balance Sheets. The Company received dividend distributions of $4.3 million and $3.2 million, in 2014 and 2013, respectively from this unconsolidated joint venture.

The Company has recorded $0.7 million, $1.1 million and $(1.7) million in earnings (losses), net of tax impact, for GEOAmey’s operations during the years ended December 31, 2014, 2013 and 2012, respectively, which are included in equity in earnings of affiliates, net of income tax provision, in the accompanying Consolidated Statements of Operations. As of December 31, 2014 and 2013, the Company’s investment in GEOAmey was $(2.2) million and $(3.0) million, respectively, and represents its share of cumulative reported losses. Losses in excess of the Company’s investment have been recognized as the Company has provided certain loans and guarantees to provide financial support to GEOAmey (Refer to Note 14-Debt and Note 1 — Summary of Business Organization, Operations and Significant Account Policies — Note Receivable from Joint Venture.

Business Concentration

Except for the major customer noted in the following table, no other single customer made up greater than 10% of the Company’s consolidated revenues for the following fiscal years.

Customer	2014	2013	2012
Various agencies of the U.S Federal Government:	42%	45%	47%

Credit risk related to accounts receivable is reflective of the related revenues.

17.	Income Taxes

The United States and foreign components of income before income taxes, equity in earnings in affiliates, and discontinued operations are as follows:

	2014	2013	2012
	(In thousands)
Income before income taxes, equity in earnings in affiliates, and discontinued operations
United States	$145,656	$71,667	$91,048
Foreign	6,454	13,480	9,370

	152,110	85,147	100,418

Discontinued operations:
Loss from operation of discontinued business	—	(2,265)	(18,465)

Income before income taxes, equity in earnings in affiliates and discontinued operations	$152,110	$82,882	$81,953

The provision (benefit) for income taxes consists of the following components:

	2014	2013	2012
	(In thousands)
Continuing Operations:
Federal income taxes:
Current	$12,393	$(26,841)	$36,631
Deferred	(5,393)	(4,449)	(78,275)

	7,000	(31,290)	(41,644)

State income taxes:
Current	4,302	2,294	5,020
Deferred	(1,422)	(1,221)	(8,770)

	2,880	1,073	(3,750)

Foreign income taxes:
Current	7,753	4,445	5,497
Deferred	(3,540)	(278)	(665)

	4,213	4,167	4,832

Total U.S. and foreign provision (benefit) for income taxes from continuing operations	14,093	(26,050)	(40,562)
Discontinued operations:
Tax (benefit) provision allocated to discontinued operations	—	—	(7,805)

Total U.S. and foreign provision (benefit) for income taxes	$14,093	$(26,050)	$(48,367)

A reconciliation of the statutory U.S. federal tax rate of 35.00% and the effective income tax rate is as follows:

	2014	2013	2012
	(In thousands)
Continuing operations:
Provisions using statutory federal income tax rate	$53,239	$29,801	$35,147
State income taxes, net of federal tax benefit	2,510	1,104	4,291
REIT Benefit	(44,538)	(34,454)	—
Impact of REIT election	—	(14,946)	(79,033)
Change in contingent tax liabilities	(576)	(5,701)	—
Reenactment of Federal Tax Credits	—	(1,084)	—
Other, net	3,458	(770)	(967)

Total provision (benefit) for income taxes from continuing operations	14,093	(26,050)	(40,562)
Discontinued operations:
Tax benefit from operations of discontinued business	—	—	(7,805)

Total provision (benefit) for income taxes	$14,093	$(26,050)	$(48,367)

The Company’s effective tax rate, beginning in 2013, differs from the U.S. statutory rate of 35.0% primarily due to a zero tax rate on earnings generated by the Company’s REIT operations. In 2013 and 2012, the Company had a tax benefit related to the REIT conversion of $14.9 million and $79.0 million, respectively, which was primarily related to the revaluation of certain deferred tax assets and liabilities upon conversion to the effective tax rate of the REIT at a zero tax rate. In addition, the Company had a tax benefit in 2013 of $5.7 million primarily related to settlements of uncertain tax positions with the IRS for the tax years 2010 and 2011.

The following table presents the breakdown between current and non-current net deferred tax assets as of December 31, 2014 and 2013:

	2014	2013
	(In thousands)
Deferred tax assets — current	$25,884	$20,936
Deferred tax liabilities — current(1)	(12)	—
Deferred tax assets — non current	5,873	4,821
Deferred tax liabilities — non current	(10,068)	(14,689)

Total net deferred tax assets	$21,677	$11,068

(1)	Deferred tax liabilities — current is included in Accrued Expenses and Other Current Liabilities in the accompanying consolidated balance sheet.

The significant components of the Company’s deferred tax assets and liabilities consisted of the following as of December 31, 2014 and 2013:

	2014	2013
	(In thousands)
Deferred tax assets:
Net operating losses	$22,402	$22,461
Accrued liabilities	23,720	18,879
Deferred compensation	11,531	8,604
Accrued compensation	5,554	5,736
Deferred revenue	5,861	5,523
Deferred rent	4,313	5,264
Tax credits	3,414	4,326
Equity awards	3,559	3,822
Other, net	—	309
Valuation allowance	(13,368)	(12,704)

Total deferred tax assets	$66,986	$62,220

Deferred tax liabilities:
Intangible assets	$(41,242)	$(43,699)
Depreciation	(3,389)	(7,453)
Other	(678)	—

Total deferred tax liabilities	$(45,309)	$(51,152)

Total net deferred tax assets	$21,677	$11,068

Deferred income taxes should be reduced by a valuation allowance if it is not more likely than not that some portion or all of the deferred tax assets will be realized. On a periodic basis, management evaluates and determines the amount of the valuation allowance required and adjusts such valuation allowance accordingly. At year end 2014 and 2013, the Company has a valuation allowance of $13.4 million and $12.7 million, respectively related to deferred tax assets for foreign net operating losses, state net operating losses and state tax credits. The valuation allowance increased by $0.7 million during the fiscal year ended December 31, 2014.

The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2014, $8.0 million of accumulated undistributed earnings of non-U.S. subsidiaries were indefinitely invested. At the existing U.S. federal income and applicable foreign withholding tax rates, additional taxes (net of foreign tax credits) of $0.4 million would have to be provided if such earnings were remitted currently.

As of the fiscal year ended December 31, 2014, the Company had $16.9 million of Federal net operating loss carryforwards which begin to expire in 2023 and $142.2 million of combined net operating loss carryforwards in various states which began to expire in 2014. The Company has recorded a partial valuation allowance against the deferred tax assets related to the state operating losses.

Also as of the fiscal year ended December 31, 2014, the Company had $27 million of foreign operating losses which carry forward indefinitely and $1.8 million of state tax credits which carry forward indefinitely. The Company has recorded a partial valuation allowance against the deferred tax assets related to the foreign operating losses and state tax credits.

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. The exercise of non-qualified stock options and vesting of restricted stock awards which have been granted under the Company’s equity award plans give rise to compensation income which is includable in the taxable income of the applicable employees and deducted by the Company for federal and state income tax purposes. In the case of non-qualified stock options, the compensation income results from increases in the fair market value of the Company’s common stock subsequent to the date of grant. At fiscal year end 2014, the deferred tax asset net of a valuation allowance related to unexercised stock options and restricted stock grants for which the Company has recorded a book expense was $3.6 million.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013	2012
	(In thousands)
Balance at Beginning of Period	$2,766	$18,499	$6,528
Additions based on tax positions related to the current year	—	—	2,437
Additions for tax positions of prior years	—	1,543	13,356
Reductions as a result of a lapse of applicable statutes of limitations	(690)	(1,298)	(592)
Settlements	—	(15,978)	(3,230)

Balance at End of Period	$2,076	$2,766	$18,499

All amounts in the reconciliation are reported on a gross basis and do not reflect a federal tax benefit on state income taxes. The Company has accrued $2 million of accrued uncertain tax benefits as of December 31, 2014 which is inclusive of the federal tax benefit on state income taxes. The Company anticipates a decrease in the unrecognized tax benefits within twelve months of the reporting date of approximately $0.4 million due to lapse of statute of limitation. Settlements reported in the reconciliation for 2012 and 2013 include amounts related to federal audit adjustments for the years 2010 and 2011 under the IRS CAP Program. The accrued uncertain tax balance at December 31, 2014 includes $2.0 million of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate.

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

During the years ended December 31, 2014, 2013 and 2012, the Company recognized $0.4 million, $0.7 million and $0.0 million in interest and penalties, respectively. The Company had accrued $0.6 million and $0.4 million for the payment of interest and penalties at December 31, 2014 and 2013, respectively. The Company classifies interest and penalties as interest expense and other expense, respectively.

18.	Commitments and Contingencies

Operating Leases

The Company leases correctional facilities, office space, computers and transportation equipment under non-cancelable operating leases expiring between 2015 and 2096. The future minimum commitments under these leases are as follows:

Fiscal Year	Annual Rental
(In thousands)
2015	$35,679
2016	32,929
2017	26,459
2018	22,799
2019	21,525
Thereafter	33,081

$172,472

The Company leases its corporate offices, which are located in Boca Raton, Florida, under a lease agreement which was amended in April 2013. The current lease expires in March 2020 and has two 5-year renewal options, which if exercised will result in a maximum term ending in March 2030. In addition, the Company leases office space for its regional offices in Charlotte, North Carolina; San Antonio, Texas; and Los Angeles, California. The Company is also currently leasing office space in Pittsburgh, Pennsylvania, Philadelphia, Pennsylvania, Boulder, Colorado and Aurora, Colorado. The Company also leases office space in Sydney, Australia, Sandton, South Africa, and Berkshire, England through its overseas affiliates to support its Australian, South African, and UK operations, respectively. The Company also leases 47 ISAP service centers and 83 nonresidential re-entry centers related to BI. These rental commitments are included in the table above. Certain of these leases contain leasehold improvement incentives, rent holidays, and scheduled rent increases which are included in the Company’s rent expense recognized on a straight-line basis. Minimum rent expense associated with the Company’s leases having initial or remaining non-cancelable lease terms in excess of one year was $34.8 million, $35.9 million and $34.4 million for fiscal years 2014, 2013 and 2012, respectively.

Collective Bargaining Agreements

The Company had approximately 24% of its workforce covered by collective bargaining agreements at December 31, 2014. Collective bargaining agreements with 14% of employees are set to expire in less than one year.

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

On September 16, 2014, GEO announced that GEO was awarded a contract with the Department of Justice in the State of Victoria for the development and operation of a new 1,300-bed capacity prison (the “Facility”) in Ravenhall, a locality near Melbourne, Australia. Refer to Note 7 — Contract Receivable.

On December 19, 2014, GEO announced a 626-bed expansion to the company-owned, 532-bed Karnes County Residential Center in Texas under an amendment to the Company’s existing contract with Karnes County, Texas.

On December 30, 2014, GEO announced the Company had signed contracts with the Federal Bureau of Prisons (“BOP”) for the continuation of management at the Moshannon Valley Correctional Center in Pennsylvania and for the reactivation of the Great Plains Correction Facility in Oklahoma. The Great Plains Correction Facility was previously included in the Company’s idle facilities. The contract has a term of ten years, inclusive of renewal options.

Commitments

The Company is currently developing a number of projects using existing Company financing facilities. The Company’s management estimates that these existing capital projects will cost approximately $235.2 million, of which $61.6 million was spent through the end of 2014. The Company estimates the remaining capital requirements related to these capital projects to be approximately $173.6 million. Domestic projects included in these amounts are expected to be completed in 2015. Included in these commitments is a contractual commitment to provide a capital contribution towards the design and construction of a prison project in Ravenhall, a locality near Melbourne, Australia, in the amount of AUD 115 million, or $93.8 million, based on exchange rates at December 31, 2014. Refer to Note 7-Contract Receivable. This capital contribution is expected to be made in January 2017. Additionally, in connection with the prison project in Ravenhall, Australia, the Company has a contractual commitment for construction of the facility and has entered into a syndicated facility agreement with National Australia Bank Limited to provide funding for the project up to AUD 791 million, or $645.3 million, based on exchange rates at December 31, 2014.

In addition to these current estimated capital requirements the Company is currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that the Company wins bids for these projects and decides to self-finance their construction, its capital requirements could materially increase.

Litigation, Claims and Assessments

The nature of the Company’s business exposes it to various types of third-party legal claims or litigation against the Company, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, product liability claims, intellectual property infringement claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, indemnification claims by its customers and other third parties, contractual claims and claims for personal injury or other damages resulting from contact with the Company’s facilities, programs, electronic monitoring products, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. The Company accrues for legal costs associated with loss contingencies when those costs are reasonable possible and estimable. The Company does not expect the outcome of any pending claims or legal proceedings to have a material adverse effect on its financial condition, results of operations or cash flows.

19.	Selected Quarterly Financial Data (Unaudited)

The Company’s selected quarterly financial data is as follows (in thousands, except per share data attributable to GEO):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Revenues	$393,137	$412,843	$457,900	$427,740
Operating income*	48,570	60,889	63,318	61,954
Income from continuing operations*	27,996	38,898	38,965	37,981
Net Income*	27,996	38,898	38,965	37,981
Net Income Attributable to The GEO Group, Inc.*	27,990	38,898	38,991	38,051
Basic earnings per share
Income from continuing operations	$0.39	$0.54	$0.54	$0.52
Net income per share*	$0.39	$0.54	$0.54	$0.52
Diluted earnings per share
Income from continuing operations*	$0.39	$0.54	$0.54	$0.52
Net income per share*	$0.39	$0.54	$0.54	$0.52

Note that earnings per share tables may contain slight summation differences due to rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Revenues	$377,031	$381,653	$379,842	$383,548
Operating income*	41,259	51,387	44,829	48,009
Income from continuing operations*	23,438	34,219	32,174	27,631
Loss from discontinued operation, net of tax	—	—	(2,265)	—
Net Income*	23,438	34,219	29,909	27,631
Net Income Attributable to The GEO Group, Inc.*	23,420	34,207	29,897	27,611
Basic earnings per share
Income from continuing operations*	$0.33	$0.48	$0.45	$0.39
Loss from discontinued operations	$—	$—	$(0.03)	$—

Net income per share*	$0.33	$0.48	$0.42	$0.39
Diluted earnings per share
Income from continuing operations*	$0.33	$0.48	$0.45	$0.38
Loss from discontinued operations	$—	$—	$(0.03)	$—

Net income per share*	$0.33	$0.48	$0.42	$0.38

*	First quarter operating income, net income and related income per share amounts are typically lower than the remaining quarters in the year due to the resetting of certain payroll tax limits which occurs in January of each year and results in higher payroll tax costs in the first quarter.

Note that earnings per share tables contain slight summation differences due to rounding.

20.	Condensed Consolidating Financial Information

The notes discussed below are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”).

On September 25, 2014, the Company completed an offering of $250.0 million aggregate principal amount of senior unsecured notes. The notes will mature on October 15, 2024 and have a coupon rate and yield to maturity of 5.875%. Interest is payable semi-annually in cash in arrears on April 15 and October 15, beginning April 15, 2015. The 5.875% Senior Notes are guaranteed on a senior unsecured basis by all the Company’s restricted subsidiaries that guarantee obligations. The 5.875% Senior Notes rank equally in right of payment with any unsecured, unsubordinated indebtedness of the Company and the guarantors, including the Company’s 6.625% senior notes due 2021, the 5 7/8% senior notes due 2022, the 5.125% senior notes due 2023, and the guarantors’ guarantees thereof, senior in right of payment to any future indebtedness of the Company and the guarantors that is expressly subordinated to the 5.875% Senior Notes and the guarantees, effectively junior to any secured indebtedness of the Company and the guarantors, including indebtedness under the Company’s senior credit facility, to the extent of the value of the assets securing such indebtedness, and structurally junior to all obligations of the Company’s subsidiaries that are not guarantors. The sale of the 5.875% Senior Notes was registered under the Company’s automatic shelf registration statement on Form S-3 filed on on September 12, 2014, as supplemented by the Preliminary Prospectus Supplement filed on September 24, 2014.

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

On February 10, 2011, the 6.625% Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States only to non-U.S. persons in accordance with Regulation S promulgated under the Securities Act. In connection with the sale of the 6.625% Senior Notes, the Company entered into a Registration Rights Agreement with the initial purchasers of the 6.625% Senior Notes party thereto, pursuant to which the Company and its Subsidiary Guarantors (as defined below) agreed to file a registration statement with respect to an offer to exchange the 6.625% Senior Notes for a new issue of substantially identical notes registered under the Securities Act. The Company filed a registration statement with respect to this offer to exchange the 6.625% Senior Notes which became effective on July 22, 2011. The Company launched the exchange offer on July 25, 2011 and the exchange offer expired August 22, 2011.

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

As a result of the REIT conversion, effective January 1, 2013, GEO reorganized its operations and moved non-real estate components into taxable REIT subsidiaries. Refer to Note 1 — Summary of Business Organization, Operations and Significant Accounting Policies. In addition, the 2014 and 2013 presentation includes REIT/TRS activity between Parent and Guarantors which was not present during 2012. As a result of the restructuring, certain balances reflected in the 2014 and 2013 condensed consolidating financial information may not be comparable to the 2012 condensed consolidating financial information.

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

(v) The Company and its subsidiaries on a consolidated basis.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

	For the Year Ended December 31, 2014
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$558,764	$1,315,024	$264,216	$(446,384)	$1,691,620
Operating expenses	449,805	1,014,713	227,566	(446,384)	1,245,700
Depreciation and amortization	25,605	66,077	4,489	—	96,171
General and administrative expenses	36,437	61,351	17,230	—	115,018

Operating income	46,917	172,883	14,931	—	234,731
Interest income	22,327	3,103	4,416	(25,099)	4,747
Interest expense	(47,622)	(56,195)	(8,650)	25,099	(87,368)

Income before income taxes and equity in earnings of affiliates	21,622	119,791	10,697	—	152,110
Provision for income taxes	729	9,152	4,212	—	14,093
Equity in earnings of affiliates, net of income tax provision	—	—	5,823	—	5,823

Income from operations before equity in income of consolidated subsidiaries	20,893	110,639	12,308	—	143,840
Income from consolidated subsidiaries, net of income tax provision	122,947	—	—	(122,947)	—

Net income	143,840	110,639	12,308	(122,947)	143,840
Less: income attributable to noncontrolling interests	—	—	90		90

Net income attributable to The GEO Group, Inc.	$143,840	$110,639	$12,398	$(122,947)	$143,930

Net income	$143,840	$110,639	$12,308	$(122,947)	$143,840
Other comprehensive loss, net of tax	—	(2,522)	(20,560)	—	(23,082)

Total comprehensive income (loss)	$143,840	$108,117	$(8,252)	$(122,947)	$120,758
Comprehensive loss attributable to noncontrolling interests	—	—	140	—	140

Comprehensive income (loss) attributable to The GEO Group, Inc.	$143,840	$108,117	$(8,112)	$(122,947)	$120,898

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31, 2013
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$494,631	$1,218,835	$219,871	$(411,263)	$1,522,074
Operating expenses	410,270	950,605	175,253	(411,263)	1,124,865
Depreciation and amortization	24,355	65,524	4,785	—	94,664
General and administrative expenses	36,336	64,573	16,152	—	117,061

Operating income	23,670	138,133	23,681	—	185,484
Interest income	25,275	1,960	2,566	(26,477)	3,324
Interest expense	(41,121)	(59,518)	(8,842)	26,477	(83,004)
Loss on extinguishment of debt	(2,601)	(18,056)	—	—	(20,657)

Income before income taxes, equity in earnings of affiliates and discontinued operations	5,223	62,519	17,405	—	85,147
Provision (benefit) for income taxes	(34,835)	4,454	4,331	—	(26,050)
Equity in earnings of affiliates, net of income tax provision	—	—	6,265	—	6,265

Income from continuing operations before equity in income of consolidated subsidiaries	40,058	58,065	19,339	—	117,462
Income from consolidated subsidiaries, net of income tax provision	77,404	—	—	(77,404)	—

Income from continuing operations	117,462	58,065	19,339	(77,404)	117,462
Net loss from discontinued operations	(2,265)	—	—	—	(2,265)

Net income	115,197	58,065	19,339	(77,404)	115,197
Less: loss attributable to noncontrolling interests	$—	$—	$(62)	$—	$(62)

Net income attributable to The GEO Group, Inc.	$115,197	$58,065	$19,277	$(77,404)	$115,135

Net income	$115,197	$58,065	$19,339	$(77,404)	$115,197
Other comprehensive income (loss), net of tax	—	914	(8,113)	—	(7,199)

Total comprehensive income	$115,197	$58,979	$11,226	$(77,404)	$107,998
Comprehensive income attributable to noncontrolling interests	—	—	38	—	38

Comprehensive income attributable to The GEO Group, Inc.	$115,197	$58,979	$11,264	$(77,404)	$108,036

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	For the Fiscal Year ended December 31, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$605,091	$721,949	$230,261	$(78,239)	$1,479,062
Operating expenses	529,318	451,564	186,589	(78,239)	1,089,232
Depreciation and amortization	29,521	54,719	7,445	—	91,685
General and administrative expenses	44,214	52,753	16,825	—	113,792

Operating income	2,038	162,913	19,402	—	184,353
Interest income	32,580	1,713	6,122	(33,699)	6,716
Interest expense	(68,737)	(33,204)	(13,947)	33,699	(82,189)
Loss on early extinguishment of debt	—	(8,462)	—	—	(8,462)

Income (loss) before income taxes, equity in earnings of affiliates and discontinued operations	(34,119)	122,960	11,577	—	100,418
Provision (benefit) for income taxes	(11,303)	(31,352)	2,093	—	(40,562)
Equity in earnings of affiliates, net of income tax provision	—	—	3,578	—	3,578

Income (loss) from continuing operations before equity in income of consolidated subsidiaries	(22,816)	154,312	13,062	—	144,558
Income from consolidated subsidiaries, net of income tax provision	167,374	—	—	(167,374)	—

Income from continuing operations	144,558	154,312	13,062	(167,374)	144,558
Net income (loss) from discontinued operations	(10,660)	(5,942)	447	5,495	(10,660)

Net income	133,898	148,370	13,509	(161,879)	133,898
Less: loss attributable to noncontrolling interests	$—	$—	$852	$—	$852

Net income attributable to The GEO Group, Inc.	$133,898	$148,370	$14,361	$(161,879)	$134,750

Net income	$133,898	$148,370	$13,509	$(161,879)	$133,898
Other comprehensive income (loss), net of tax	(461)	—	1,085	—	624

Total comprehensive income	$133,437	$148,370	$14,594	$(161,879)	$134,522
Comprehensive loss attributable to noncontrolling interests	—	—	968	—	968

Comprehensive income attributable to The GEO Group, Inc.	$133,437	$148,370	$15,562	$(161,879)	$135,490

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2014
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$18,492	$782	$22,063	$—	$41,337
Restricted cash and investments	—	—	4,341	—	4,341
Accounts receivable, less allowance for doubtful accounts	92,456	159,505	17,077	—	269,038
Current deferred income tax assets, net	—	21,657	4,227	—	25,884
Prepaid expenses and other current assets	7,022	19,593	11,345	(1,154)	36,806

Total current assets	117,970	201,537	59,053	(1,154)	377,406

Restricted Cash and Investments	228	13,729	5,621	—	19,578
Property and Equipment, Net	726,238	961,896	84,032	—	1,772,166
Direct Finance Lease Receivable	—	—	9,256	—	9,256
Contract Receivable	—	—	66,229	—	66,229
Intercompany Receivable	962,314	119,414	—	(1,081,728)	—
Non-Current Deferred Income Tax Assets	—	—	5,873	—	5,873
Goodwill	34	493,389	467	—	493,890
Intangible Assets, Net	—	154,237	1,038	—	155,275
Investment in Subsidiaries	855,870	438,243	—	(1,294,113)	—
Other Non-Current Assets	25,635	110,105	46,838	(80,043)	102,535

Total Assets	$2,688,289	$2,492,550	$278,407	$(2,457,038)	$3,002,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$7,549	$47,130	$3,476	$—	$58,155
Accrued payroll and related taxes	—	24,184	14,372	—	38,556
Accrued expenses and other current liabilities	47,637	75,574	18,555	(1,154)	140,612
Current portion of capital lease obligations, long-term debt and non-recourse debt	3,001	1,170	12,581	—	16,752

Total current liabilities	58,187	148,058	48,984	(1,154)	254,075

Non-Current Deferred Income Tax Liabilities	(4,095)	14,170	(7)	—	10,068
Intercompany Payable	121,327	942,071	18,330	(1,081,728)	—
Other Non-Current Liabilities	4,372	143,584	19,507	(80,034)	87,429
Capital Lease Obligations	—	9,856	—	—	9,856
Long-Term Debt	1,462,819	—	—	—	1,462,819
Non-Recourse Debt	—	—	131,968	—	131,968
Commitments & Contingencies
Shareholders’ Equity:
Total shareholders’ equity attributable to The GEO Group, Inc.	1,045,679	1,234,811	59,311	(1,294,122)	1,045,679
Noncontrolling Interests	—	—	314	—	314

Total Shareholders’ Equity	1,045,679	1,234,811	59,625	(1,294,122)	1,045,993

Total Liabilities and Shareholders’ Equity	$2,688,289	$2,492,550	$278,407	$(2,457,038)	$3,002,208

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2013
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$30,730	$985	$20,410	$—	$52,125
Restricted cash and investments	—	—	11,518	—	11,518
Accounts receivable, less allowance for doubtful accounts	84,087	149,239	17,204	—	250,530
Current deferred income tax assets, net	—	19,236	1,700	—	20,936
Prepaid expenses and other current assets	17,834	21,032	11,524	(1,154)	49,236

Total current assets	132,651	190,492	62,356	(1,154)	384,345

Restricted Cash and Investments	167	11,158	7,024	—	18,349
Property and Equipment, Net	686,005	956,724	85,069	—	1,727,798
Direct Finance Lease Receivable	—	—	16,944	—	16,944
Intercompany Receivable	947,916	123,237	—	(1,071,153)	—
Non-Current Deferred Income Tax Assets	—	—	4,821	—	4,821
Goodwill	34	489,501	661	—	490,196
Intangible Assets, Net	—	162,160	1,240	—	163,400
Investment in Subsidiaries	898,333	421,218	—	(1,319,551)	—
Other Non-Current Assets	23,346	104,241	35,615	(79,691)	83,511

Total Assets	$2,688,452	$2,458,731	$213,730	$(2,471,549)	$2,889,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$29,866	$13,895	$3,525	$—	$47,286
Accrued payroll and related taxes	207	23,470	15,049	—	38,726
Accrued expenses and other current liabilities	26,963	74,645	14,496	(1,154)	114,950
Current portion of capital lease obligations, long-term debt and non-recourse debt	3,000	1,185	17,978	—	22,163

Total current liabilities	60,036	113,195	51,048	(1,154)	223,125

Non-Current Deferred Income Tax Liabilities	(120)	14,792	17	—	14,689
Intercompany Payable	114,208	942,666	14,279	(1,071,153)	—
Other Non-Current Liabilities	5,270	138,743	639	(79,691)	64,961
Capital Lease Obligations	—	10,924	—	—	10,924
Long-Term Debt	1,485,536	—	—	—	1,485,536
Non-Recourse Debt	—	—	66,153	—	66,153
Commitments & Contingencies
Shareholders’ Equity:
Total shareholders’ equity attributable to The GEO Group, Inc.	1,023,522	1,238,411	81,140	(1,319,551)	1,023,522
Noncontrolling Interests	—	—	454	—	454

Total Shareholders’ Equity	1,023,522	1,238,411	81,594	(1,319,551)	1,023,976

Total Liabilities and Shareholders’ Equity	$2,688,452	$2,458,731	$213,730	$(2,471,549)	$2,889,364

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2014
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:

Net cash provided by operating activities	$185,721	$63,154	$(46,334)	$202,541

Cash Flow from Investing Activities:
Acquisition of Protocol, cash consideration, net of cash acquired	—	(13,025)	—	(13,025)
Proceeds from sale of property and equipment	—	746	(47)	699
Change in restricted cash and investments	61	2,571	2,748	5,380
Capital expenditures	(58,188)	(52,550)	(3,486)	(114,224)

Net cash used in investing activities	(58,127)	(62,258)	(785)	(121,170)

Cash Flow from Financing Activities:
Payments on long-term debt	(677,000)	(1,099)	—	(678,099)
Proceeds from long-term debt	654,000	—	—	654,000
Payments on non-recourse debt	—	—	(18,627)	(18,627)
Proceeds from non-recourse debt	—	—	87,896	87,896
Taxes paid related to net share settlements of equity awards	(1,844)	—	—	(1,844)
Tax benefit related to equity compensation	2,035	—	—	2,035
Debt issuance costs	(9,182)	—	(17,238)	(26,420)
Proceeds from stock options exercised	7,281	—	—	7,281
Cash dividends paid	(170,234)	—	—	(170,234)
Proceeds from reissuance of treasury stock in connection with ESPP	387	—	—	387
Issuance of common stock under prospectus supplement	54,725	—	—	54,725

Net cash provided by (used in) financing activities	(139,832)	(1,099)	52,031	(88,900)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(3,259)	(3,259)

Net Increase (Decrease) in Cash and Cash Equivalents	(12,238)	(203)	1,653	(10,788)
Cash and Cash Equivalents, beginning of period	30,730	985	20,410	52,125

Cash and Cash Equivalents, end of period	$18,492	$782	$22,063	$41,337

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2013
	The GEO Group Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
	(Dollars in thousands)
Cash Flow from Operating Activities:
Net cash provided by operating activities	$142,923	$34,067	$15,199	$192,189

Cash Flow from Investing Activities:
Net working capital adjustment from RTS divestiture	(996)	—	—	(996)
Proceeds from sale of property and equipment	—	205	—	205
Proceeds from sale of assets held for sale	—	1,969	—	1,969
Change in restricted cash and investments	(167)	(3,205)	20,784	17,412
Capital expenditures	(79,150)	(36,815)	(1,601)	(117,566)

Net cash provided by (used in) investing activities	(80,313)	(37,846)	19,183	(98,976)

Cash Flow from Financing Activities:
Proceeds from long-term debt	1,238,000	—	—	1,238,000
Payments on long-term debt	(1,098,174)	(1,127)	(35,243)	(1,134,544)
Income tax benefit of equity compensation	2,197	—	—	2,197
Debt issuance costs — deferred	(23,834)	—	—	(23,834)
Debt issuance fees	(13,421)			(13,421)
Proceeds from stock options exercised	5,425	—	—	5,425
Cash dividends paid	(147,156)	—	—	(147,156)
Proceeds from reissuance of treasury stock in connection with ESPP	319	—	—	319
Termination of interest rate swap agreement		3,974		3,974

Net cash provided by (used in) financing activities	(36,644)	2,847	(35,243)	(69,040)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(3,803)	(3,803)

Net Increase (Decrease) in Cash and Cash Equivalents	25,966	(932)	(4,664)	20,370
Cash and Cash Equivalents, beginning of period	4,764	1,917	25,074	31,755

Cash and Cash Equivalents, end of period	$30,730	$985	$20,410	$52,125

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended December 31, 2012
	The GEO Group Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
	(Dollars in thousands)
Cash Flow from Operating Activities:
Cash provided by operating activities — continuing operations	$105,402	$84,896	$64,889	$255,187
Cash (used in) provided by operating activities — discontinued operations	5,810	3,864	(621)	9,053

Net cash provided by operating activities	111,212	88,760	64,268	264,240

Cash Flow from Investing Activities:
Acquisition of ownership interests in MCF	—	(35,154)	—	(35,154)
Proceeds from RTS divestiture	29,653	—	3,600	33,253
Proceeds from sale of property and equipment	—	65	—	65
Proceeds from sale of assets held for sale	—	5,641	—	5,641
Change in restricted cash and investments	—	—	51,189	51,189
Capital expenditures	(61,426)	(42,406)	(3,717)	(107,549)

Cash (used in) provided by investing activities — continuing operations	(31,773)	(71,854)	51,072	(52,555)
Cash used in investing activities — discontinued operations	(634)	(1,820)	(307)	(2,761)

Net cash (used in) provided by investing activities	(32,407)	(73,674)	50,765	(55,316)

Cash Flow from Financing Activities:
Proceeds from long-term debt	358,000	—	—	358,000
Tax benefit related to equity compensation	621	—	—	621
Debt issuance fees	—	(14,861)	—	(14,861)
Distribution to noncontrolling interests	—	—	(5,758)	(5,758)
Payment for purchase of treasury shares	(8,666)	—	—	(8,666)
Debt issuance costs — deferred	(1,360)	—	(38)	(1,398)
Payments on long-term debt	(343,987)	(1,400)	(111,098)	(456,485)
Proceeds from stock options exercised	9,276	—	—	9,276
Dividends paid	(102,435)	—	—	(102,435)
Proceeds from reissuance of treasury stock in connection with ESPP	460	—	—	460
Payment for retirement of treasury stock	(1,036)	—	—	(1,036)

Net cash used in financing activities	(89,127)	(16,261)	(116,894)	(222,282)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	1,735	1,735

Net Decrease in Cash and Cash Equivalents	(10,322)	(1,175)	(126)	(11,623)
Cash and Cash Equivalents, beginning of period	15,086	3,092	25,200	43,378

Cash and Cash Equivalents, end of period	$4,764	$1,917	$25,074	$31,755

21.	Subsequent Events

Asset Acquisition

On February 17, 2015, the Company acquired eight correctional and detention facilities (the “LCS Facilities”) totaling more than 6,500 beds from LCS Corrections Services, Inc., a privately-held owner and operator of correctional and detention facilities in the United States, and its affiliates (collectively, “LCS”). Pursuant to the terms of the definitive asset purchase agreement signed on January 26, 2015, the Company acquired the LCS Facilities for approximately $310 million in an all cash transaction, excluding transaction related expenses. The Company also acquired certain tangible and intangible assets pursuant to the asset purchase agreement. Additionally, LCS has the opportunity to receive an additional payment if the LCS Facilities exceed certain performance targets after the closing over a period of 18 months (the “Earnout Payment”). The aggregate amount of the purchase price paid at closing and the Earnout Payment, if achieved, will not exceed $350 million. Approximately $298 million of outstanding debt related to the facilities was repaid at closing using the cash consideration paid by the Company. The Company did not assume any debt as the result of the transaction. The Company financed the acquisition of the LCS Facilities with borrowings under its revolving credit facility. The Company is in process of completing its preliminary purchase price allocation.

Options and Restricted Stock Awards

On February 6, 2015, the Compensation Committee of the Board of Directors resolved to grant approximately 255,000 options and 395,000 shares of restricted stock to certain employees of the Company effective March 2, 2015. Of the total shares of restricted stock granted, approximately 124,000 are performance-based awards which vest subject to the achievement of certain total shareholder return and return on capital employed metrics over a three year period.

Dividend

On February 6, 2015, the Board of Directors declared a quarterly cash dividend of $0.62 per share of common stock, which is to be paid on February 27, 2015 to shareholders of record as of the close of business on February 17, 2015.

Contract Awards

On January 28, 2015, the Company announced that it had signed a contract for the re-activation of the company-owned, 400-bed Mesa Verde Detention Facility in California. The facility will house immigration detainees under an intergovernmental service agreement between the City of McFarland and ICE. The Company completed a $10 million renovation of the facility at the end of 2014 and expects to begin the intake of detainees at the Facility during the second quarter of 2015. The facility was previously included in the Company’s idle facilities.

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

Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

See “Item 8. — Financial Statements and Supplementary Data — Management’s Annual Report on Internal Control over Financial Reporting” for management’s report on the effectiveness of our internal control over financial reporting as of December 31, 2014.

(b) Attestation Report of the Registered Public Accounting Firm

See “Item 8. — Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm” for the report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting as of December 31, 2014.

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

We have adopted a code of business conduct and ethics applicable to all of our directors, officers, employees, agents and representatives, including our consultants. The code strives to deter wrongdoing and promote honest and ethical conduct, the avoidance of conflicts of interest, full, fair, accurate, timely and transparent disclosure, compliance with the applicable government and self-regulatory organization laws, rules and regulations, prompt internal reporting of violations of the code, and accountability for compliance with the code. In addition, we have adopted a code of ethics for the CEO, our senior financial officers and all other employees. The codes can be found on our website at http://www.geogroup.com by clicking on the link “About Us” on our homepage and then clicking on the link “Corporate Governance.” In addition, the codes are available in print to any shareholder who request them by contacting our Vice President of Corporate Relations at 561-999-7306. In the event that we amend or waive any of the provisions of the code of business conduct and ethics and the code of ethics for the CEO, our senior financial officers and employees that relate to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on our Investor Relations website. The other information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2015 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the year covered by this report.

ITEM 11.	Executive Compensation

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2015 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2015 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2015 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2015 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The consolidated financial statements of GEO are filed under Item 8 of Part II of this report.

(2) Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts — Page 172

Schedule III — Real Estate and Accumulated Depreciation — Page 173

All other schedules specified in the accounting regulations of the Securities and Exchange Commission have been omitted because they are either inapplicable or not required.

(3) Exhibits Required by Item 601 of Regulation S-K. The following exhibits are filed as part of this Annual Report:

Exhibit Number		Description

1.1	—	Form of Equity Distribution Agreement, dated May 8, 2013, by and among The GEO Group, Inc. and each of SunTrust Robinson Humphrey, Inc., Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and Avondale Partners, LLC. (incorporated by reference to Exhibit 1.1 to the Company’s report on Form 8-K, filed on May 8, 2013).

1.2	—	Form of Equity Distribution Agreement, dated November 10, 2014, by and among The GEO Group, Inc. and each of SunTrust Robinson Humphrey, Inc., Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Avondale Partners, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc. and MLV & Co. LLC. (incorporated by reference to Exhibit 1.1 to the Company’s report on Form 8-K, filed on November 10, 2014).

3.1	—	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s report on Form 8-K, filed on June 30, 2014).

3.2	—	Articles of Merger, effective as of June 27, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 8-K, filed on June 30, 2014).

3.3	—	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s report on Form 8-K, filed on June 30, 2014).

3.4	—	Amendment to the Amended and Restated Bylaws of The GEO Group, Inc., effective July 2, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s report on Form 8-K, filed on July 9, 2014).

4.1	—	Indenture, dated as of February 10, 2011, by and among the Company, the Guarantors party thereto, and Wells Fargo Bank, National Association as Trustee relating to the 6 5/8% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on February 16, 2011).

4.2	—	Form of 6 5/8% Senior Note due 2021 (included in Exhibit 4.1).

4.3	—	Indenture, dated as of March 19, 2013, by and among the Company, the Guarantors party thereto, and Wells Fargo Bank, National Association as Trustee relating to the 5.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on March 25, 2013).

4.4	—	Form of 5.125% Senior Note due 2023 (included in Exhibit 4.3).

4.5	—	Indenture, dated as of October 3, 2013, by and among the Company, the Guarantors party thereto, and Wells Fargo Bank, National Association as Trustee relating to the 5 7/8% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on October 9, 2013).

4.6	—	Form of 5 7/8% Senior Note due 2022 (included in Exhibit 4.5).

4.7	—	Supplemental Indenture dated as of June 27, 2014, to Indenture dated as of February 10, 2011, with respect to the Predecessor Registrant’s 6.625% Senior Notes, between the Company and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s report on Form 8-K, filed on June 30, 2014).

4.8	—	Supplemental Indenture dated as of June 27, 2014, to Indenture dated as of March 19, 2013, with respect to the Predecessor Registrant’s 5.125% Senior Notes, between the Company and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s report on Form 8-K, filed on June 30, 2014).

4.9	—	Supplemental Indenture dated as of June 27, 2014, to Indenture dated as of October 3, 2013, with respect to the Predecessor Registrant’s 5 7/8% Senior Notes, between the Company and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.5 to the Company’s report on Form 8-K, filed on June 30, 2014).

4.10	—	Indenture, dated as of September 25, 2014, by and between GEO and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on October 1, 2014).

4.11	—	First Supplemental Indenture, dated as of September 25, 2014, by and among GEO, certain subsidiary guarantors and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s report on Form 8-K, filed on October 1, 2014).

4.12	—	Form of 5.875% Senior Note due 2024 (included in Exhibit 4.11).

10.1	—	1994 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†

10.2	—	Form of Indemnification Agreement between the Company and its Officers and Directors (incorporated herein by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†

10.3	—	1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s report on Form 10-K, filed on March 30, 2000)†

10.4	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between the Company and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.19 to the Company’s report on Form 10-K, filed on March 20, 2003)†

10.5	—	Senior Officer Employment Agreement, dated March 23, 2005, by and between the Company and John M. Hurley (incorporated herein by reference to Exhibit 10.24 to the Company’s report on Form 10-K, filed on March 23, 2005)†

10.6	—	Office Lease, dated September 12, 2002, by and between the Company and Canpro Investments Ltd. (incorporated herein by reference to Exhibit 10.22 to the Company’s report on Form 10-K, filed on March 20, 2003)

10.7	—	The GEO Group, Inc. Senior Management Performance Award Plan (incorporated by reference to Exhibit 10.13 to the Company’s report on Form 10-K, filed on March 2, 2011).†

10.8	—	Amended and Restated Senior Officer Employment Agreement, effective December 31, 2008, by and between The GEO Group, Inc. and John J. Bulfin (incorporated by reference to Exhibit 10.4 to the Company’s report on Form 8-K January 7, 2009)†

10.9	—	Amended and Restated The GEO Group, Inc. Senior Officer Retirement Plan, effective December 31, 2008 (incorporated by reference to Exhibit 10.8 to the Company’s report on Form 8-K January 7, 2009)†

10.10	—	Senior Officer Employment Agreement, dated August 3, 2009, by and between the Company and Brian Evans (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q, filed on August 3, 2009)†

10.11	—	Amended and Restated The GEO Group, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.45 to the Company’s Registration Statement on Form S-8, filed on September 3, 2010 (File No. 333-169198))†

10.12	—	Amendment No. 1 to the Amended and Restated The GEO Group, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s report on Form 10-K, filed on March 2, 2011)†

10.13	—	Cornell Companies, Inc. Amended and Restated 2006 Incentive Plan (incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement on Form S-8 (File No. 333-169199), filed on September 3, 2010)†

10.14	—	First Amendment to Senior Officer Employment Agreement, effective March 1, 2011, by and between the Company and Brian R. Evans (incorporated by reference to Exhibit 10.28 to the Company’s report on Form 10-K, filed on March 2, 2011)†

10.15	—	First Amendment to Senior Officer Employment Agreement, effective March 1, 2011, by and between the Company and John M. Hurley (incorporated by reference to Exhibit 10.29 to the Company’s report on Form 10-K, filed on March 2, 2011)†

10.16	—	First Amendment to Amended and Restated Senior Officer Employment Agreement, effective March 1, 2011, by and between the Company and John J. Bulfin (incorporated by reference to Exhibit 10.30 to the Company’s report on Form 10-K, filed on March 2, 2011)†

10.17	—	Amended and Restated Senior Officer Employment Agreement, effective December 17, 2008, by and between the GEO Group, Inc. and Jorge A. Dominicis (incorporated by reference to Exhibit 10.31 to the Company’s report on Form 10-Q, filed on May 10, 2011)†

10.18	—	First Amendment to Amended and Restated Senior Officer Employment Agreement, effective March 1, 2011, by and between the GEO Group, Inc. and Jorge A. Dominicis (incorporated by reference to Exhibit 10.32 to the Company’s report on Form 10-Q, filed on May 10, 2011) †

10.19	—	Amended and Restated The GEO Group, Inc. Executive Retirement Plan (effective January 1, 2008) (incorporated by reference to Exhibit 10.36 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.20	—	Amendment to The GEO Group, Inc. Executive Retirement Plan (incorporated by reference to Exhibit 10.37 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.21	—	The GEO Group, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2008)(incorporated by reference to Exhibit 10.38 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.22	—	Amendment to The GEO Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.39 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.23	—	Amendment to The GEO Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.40 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.24	—	The GEO Group, Inc. 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-8, filed on May 4, 2012 (File No. 333-181175))†

10.25	—	Third Amended and Restated Executive Employment Agreement, dated August 22, 2012, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.42 to the Company’s report on Form 8-K, filed on August 28, 2012)†

10.26	—	Amended and Restated Executive Retirement Agreement, dated August 22, 2012, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.43 to the Company’s report on Form 8-K, filed on August 28, 2012)†

10.27	—	Registration Rights Agreement, dated as of March 19, 2013, by and among the Company, the Guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers relating to the 5.125% Senior Notes due 2023 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on March 25, 2013).

10.28	—	Amended and Restated Credit Agreement, dated as of April 3, 2013, by and among The GEO Group, Inc. and GEO Corrections Holdings, Inc., as Borrowers, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on April 9, 2013. Portions of this exhibit were omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)

10.29	—	First Amendment to Third Amended and Restated Executive Employment Agreement, dated April 29, 2013, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on April 30, 2013) †.

10.30	—	Second Amendment to Third Amended and Restated Executive Employment Agreement, dated May 29, 2013, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on June 4, 2013) †.

10.31	—	Registration Rights Agreement, dated as of October 3, 2013, by and among the Company, the Guarantors party thereto, and Wells Fargo Securities, LLC, as representative of the several initial purchasers relating to the 5 7/8% Senior Notes due 2022 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on October 9, 2013).

10.32	—	First Amendment to Second Amended and Restated Senior Officer Employment Agreement, dated February 28, 2014 by and between The GEO Group, Inc. and Jorge A. Dominicis (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on March 6, 2014) †.

10.33	—	The GEO Group, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on May 5, 2014). †

10.34	—	Confirmation and Reaffirmation Agreement, dated as of June 27, 2014, among the Company, the Predecessor Registrant, GEO Corrections Holdings, Inc., certain of the Predecessor Registrant’s domestic subsidiaries, as guarantors, and BNP Paribas, relating to the Amended and Restated Credit Agreement, dated as of April 3, 2013, as amended, among The GEO Group, Inc. and GEO Corrections Holdings, Inc., as Borrowers, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on June 30, 2014).

10.35	—	Second Amended and Restated Credit Agreement, dated as of August 27, 2014, by and among The GEO Group, Inc. and GEO Corrections Holdings, Inc., as Borrowers, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on September 3, 2014).***

21.1	—	Subsidiaries of the Company*

23.1	—	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm*

31.1	—	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	—	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase

101.LAB	—	XBRL Taxonomy Extension Label Linkbase

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Certain exhibits and schedules to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally to the SEC, upon request, a copy of the omitted exhibits and schedules.
***	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
†	Management contract or compensatory plan, contract or agreement as defined in Item 402 (a)(3) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GEO GROUP, INC.

/s/ BRIAN R. EVANS
Brian R. Evans
Senior Vice President & Chief Financial Officer

Date: February 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George C. Zoley George C. Zoley	Chairman of the Board & Chief Executive Officer (principal executive officer)	February 25, 2015

/s/ Brian R. Evans Brian R. Evans	Senior Vice President & Chief Financial Officer (principal financial officer)	February 25, 2015

/s/ Ronald A. Brack Ronald A. Brack	Vice President, Chief Accounting Officer and Controller (principal accounting officer)	February 25, 2015

/s/ Clarence E. Anthony Clarence E. Anthony	Director	February 25, 2015

/s/ Julie M. Wood Julie M. Wood	Director	February 25, 2015

/s/ Anne N. Foreman Anne N. Foreman	Director	February 25, 2015

/s/ Richard H. Glanton Richard H. Glanton	Director	February 25, 2015

/s/ Christopher C. Wheeler Christopher C. Wheeler	Director	February 25, 2015

THE GEO GROUP, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2014, 2013 and 2012

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions, Actual Charge-Offs	Balance at End of Period
	(In thousands)
YEAR ENDED DECEMBER 31, 2014:
Allowance for doubtful accounts	$2,549	$985	$—	$(219)	$3,315
YEAR ENDED DECEMBER 31, 2013:
Allowance for doubtful accounts	$2,546	$1,136	$—	$(1,133)	$2,549
YEAR ENDED DECEMBER 31, 2012:
Allowance for doubtful accounts	$2,426	$760	$—	$(639)	$2,546

THE GEO GROUP, INC.

SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2014

(dollars in thousands)

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties
Corrections and Detention — Owned and Leased

Broward Transition Center	Detention Facility	DEERFIELD BEACH, FL	$4,085	$15,441	$18,107	$4,085	$33,548	—	—	$37,633	$4,716	1998, 2004, 2010/2011, 2013/2014	$32,917

D. Ray James Correctional Facility	Detention Facility	FOLKSTON, GA	1,229	55,961	12,846	1,347	68,446	243	—	70,036	6,746	1998/1999, 2008/2009, 2011/2012	63,290

D. Ray James Detention Facility	Detention Facility	FOLKSTON, GA	291	30,399	4,098	291	34,497	—	—	34,788	2,883	2005, 2008, 2013	31,905

LaSalle Detention Facility	Detention Facility	JENA, LA	856	51,623	3,580	706	54,627	514	212	56,059	9,369	1998, 2008, 2010/2011	46,690

Moshannon Valley Correctional Center	Correctional Facility	PHILIPSBURG, PA	1,107	65,160	7,251	1,385	72,046	87	—	73,518	6,873	2005/2006, 2013	66,645

North Lake Correctional Facility	Correctional Facility	BALDWIN, MI	66	36,727	50,798	66	87,525	—	—	87,591	6,303	1998/1999, 2002, 2011	81,288

Queens Detention Facility	Detention Facility	JAMAICA, NY	2,237	19,847	368	2,237	20,203	—	12	22,452	7,183	1971, 1996/1997, 2004	—

Riverbend Correctional Facility(3)	Correctional Facility	MILLEDGEVILLE, GA	—	72,932	113	25	73,020	—	—	73,045	6,127	2011	66,918

Rivers Correctional Institution	Correctional Facility	WINTON, NC	875	60,328	2,213	1,195	62,069	149	3	63,416	17,204	2000/2001	46,212

Robert A. Deyton Detention Facility	Detention Facility	LOVEJOY, GA	—	8,163	9,982	15	18,130	—	—	18,145	5,941	1984-1986, 2008/2009	—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Big Spring Correctional Center(3)	Correctional Facility	BIG SPRING, TX	530	83,160	9,047	1,266	86,650	—	4,821	92,737	13,809	1940, 1960, 1982, 1991, 1994, 1996, 2001, 2009, 2010, 2011, 2012	—

Great Plains Correctional Facility	Correctional Facility	HINTON, OK	463	76,580	5,330	1,112	81,245	—	16	82,373	7,947	1990-1992, 1995, 2008, 2011, 2013	74,426

Joe Corley Detention Facility	Correctional Facility	CONROE, TX	470	64,813	855	598	65,540	—	—	66,138	2,972	2008	63,166

Karnes Correctional Center	Detention Facility	KARNES CITY, TX	937	24,825	1,634	912	26,308	176	—	27,396	5,332	1995	22,064

Karnes County Civil Detention Center	Detention Facility	KARNES CITY, TX	—	29,052	1,720	47	30,425	—	300	30,772	1,941	2011/2012, 2014	28,831

Lawton Correctional Facility	Correctional Facility	LAWTON, OK	1,012	96,637	6,393	1,041	97,461	—	5,540	104,042	17,359	1998/1999, 2005/2006	86,683

Rio Grande Detention Center	Detention Facility	LAREDO, TX	8,365	81,178	1,023	6,266	82,201	2,099	—	90,566	10,759	2007, 2008	79,807

South Texas Detention Complex	Detention Facility	PEARSALL, TX	437	31,405	4,786	437	36,191	—	—	36,628	7,444	2004/2005, 2012	—

Val Verde Correctional Facility	Detention Facility	DEL RIO, TX	21	56,009	641	16	56,650	5	—	56,671	11,867	2000/2001, 2005, 2007	44,804

Adelanto Detention Facility	Detention Facility	ADELANTO, CA	8,005	113,255	33,265	8,471	113,294	—	32,760	154,525	7,010	1990/1991, 2011, 2012	147,515

Aurora/ICE Processing Center	Detention Facility	AURORA, CO	4,590	15,200	71,965	4,271	86,174	1,310	—	91,755	10,165	1987, 1993, 1998, 2009, 2010, 2011	81,590

Central Valley MCCF	Correctional Facility	MC FARLAND, CA	1,055	28,133	2,420	905	30,489	211	3	31,608	5,782	1997, 2009/2010	25,826

Desert View MCCF	Correctional Facility	ADELANTO, CA	1,245	27,943	4,105	1,245	32,025	—	23	33,293	6,164	1997, 2010, 2013	27,129

Golden State MCCF	Correctional Facility	MC FARLAND, CA	1,264	27,924	2,148	1,072	30,008	253	3	31,336	5,686	1997, 2010	25,650

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Guadalupe County Correctional Facility	Correctional Facility	SANTA ROSA, NM	181	29,732	674	27	29,903	154	503	30,587	9,398	1998/1999, 2008	21,189

Hudson Correctional Facility	Correctional Facility	HUDSON, CO	11,140	—	4,595	7,372	4,443	3,920	—	15,735	2,667	2009, 2011	—

Lea County Correctional Facility(3)	Correctional Facility	HOBBS, NM	347	67,933	1,102	—	69,028	3477		69,382	13,271	1997/1998	56,111

Leo Chesney CCF	Correctional Facility	LIVE OAK, CA	—	535	249	—	784	—	—	784	674	1989, 2007	—

McFarland CCF	Correctional Facility	MC FARLAND, CA	914	9,019	8,369	1,363	16,657	183	99	18,302	2,489	1988, 2011, 2014	—

Mesa Verde CCF	Correctional Facility	BAKERSFIELD, CA	2,237	13,714	10,824	2,237	14,017	—	10,521	26,775	2,376	1989, 2011	—

Northwest Detention Center	Detention Facility	TACOMA, WA	3,916	39,000	48,650	3,920	85,537	2,004	105	91,566	13,562	2003/2004, 2009, 2010, 2012	—

Western Region Detention Facility	Detention Facility	SAN DIEGO, CA	—	28,071	873	—	28,944	—	—	28,944	27,836	1959-1961, 2000	—

Delaney Hall	Detention Facility	NEWARK, NJ	3,759	22,502	12,970	3,759	35,472	—	—	39,231	6,723	1999/2000, 2008	32,508

Alexandria Transfer Center(3)	CIP — Detention Facility	Alexandria, LA	—	17,181	—	—	17,181	—	—	17,181	86	2014	—

Corrections and Detention — Managed

Allen Correctional Center	Correctional Facility	KINDER, LA	—	28	403	2	429	—	—	431	190	1989-1991, 1994/1995, 1998- 1999	—

Central Texas Detention Facility	Detention Facility	SAN ANTONIO, TX	—	—	3,917	—	3,917	—	—	3,917	2,037	1962, 1989/1990, 2006, 2010	—

Lockhart Work Program Facilities	Correctional Facility	LOCKHART, TX	—	73	267	—	277	—	63	340	234	1993, 1994, 2001	—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Lawrenceville Correctional Center	Correctional Facility	LAWRENCEVILLE, VA	—	—	754	—	745	—	9	754	722	1996-1998, 2011	—

Arizona State Prison- Florence West	Correctional Facility	FLORENCE, AZ	320	9,317	1,010	320	10,327	—	—	10,647	5,746	1997	—

Arizona State Prison- Phoenix West	Correctional Facility	PHOENIX, AZ	—	7,919	442	—	8,356	—	5	8,361	4,318	1979-1984, 1995/1996, 2002	—

Central Arizona Correctional Facility	Correctional Facility	FLORENCE, AZ	—	396	1,250	—	1,646	—	—	1,646	1,074	2006	—

New Castle Correctional Facility	Correctional Facility	NEW CASTLE, IN	—	—	22,268	—	22,268	—	—	22,268	4,898	2001, 2012	—

Plainfield Indiana STOP Facility	Correctional Facility	PLAINFIELD, IN	—	—	5	—	5	—	—	5	5	1890, 1900, 1921, 1961	—

South Bay Correctional Facility	Correctional Facility	SOUTH BAY, FL	—	—	2,913	—	2,909	—	4	2,913	2,815	1996/1997, 2001, 2004/2005, 2007, 2012	—

Cleveland Correctional Center	Correctional Facility	CLEVELAND, TX	—	—	61	—	61	—	—	61	61	1989	—

Reeves County Detention Complex R1/R2	Correctional Facility	PECOS, TX	—	—	1,188	—	1,188	—		1,188	635	1986, 1998, 2001, 2004, 2009/2010	—

Reeves County Detention Complex R3	Correctional Facility	PECOS, TX	—	—	4,225	—	4,225	—		4,225	3,194	2003, 2006, 2010	—

Northeast New Mexico Detention Facility	Correctional Facility	CLAYTON, NM	—	—	102	—	102	—	—	102	99	2008	—

Blackwater River Correctional Facility	Correctional Facility	Milton, FL	—	—	34	—	34	—	—	34	21	2010	—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Bay Correctional Facility	Correctional Facility	Panama City, FL	—	—	6	—	6	—	—	6	2	1995	—

Moore Haven Correctional Facility	Correctional Facility	Moore Haven, FL	—	—	18	—	18	—	—	18	4	1995, 1999, 2007	—

Graceville Correctional Facility	Correctional Facility	Jackson, FL	—	—	27	—	27	—	—	27	7	2007, 2009	—

Community Based Services — Owned/Leased

Beaumont Transitional Treatment Center	Community Corrections	BEAUMONT, TX	105	560	345	105	905	—	—	1,010	193	1940-1950, 1967, 1975, 1986, 1997	—

Bronx Community Re-entry Center	Community Corrections	BRONX, NY	—	154	2,775	—	701	—	2,228	2,929	655	1966, 1998, 2009, 2012	—

Cordova Center	Community Corrections	ANCHORAGE, AK	235	3,225	3,520	235	6,745	—	—	6,980	826	1974-1979, 2001, 2013	—

El Monte Center	Community Corrections	EL MONTE, CA	—	47	288	—	335	—	—	335	218	1960, 2004, 2012	—

Grossman Center	Community Corrections	LEAVENWORTH, KS	—	24	34	—	58	—	—	58	37	2002/2003, 2010	—

Las Vegas Community Correctional Center	Community Corrections	LAS VEGAS, NV	520	1,580	261	520	1,841	—	—	2,361	219	1978, 2004	—

Leidel Comprehensive Sanction Center	Community Corrections	HOUSTON, TX	3,210	710	422	3,210	1,126	—	6	4,342	190	1930, 1960, 2005/2006, 2012	—

Marvin Gardens Center	Community Corrections	LOS ANGELES, CA	—	50	148	—	198	—	—	198	131	1962/1965, 1990	—

McCabe Center	Community Corrections	AUSTIN, TX	350	510	529	350	1,039	—	—	1,389	288	1962, 2012	—

Mid Valley House	Community Corrections	EDINBURG, TX	694	3,608	113	701	3,714	—	—	4,415	40	1985, 2001, 2014	—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Midtown Center	Community Corrections	ANCHORAGE, AK	130	220	136	130	344	—	12	486	62	Early 1950s, 1972, 1998	—

Newark Residental Re-entry Center	Community Corrections	Newark, NJ	—	867	—	—	867	—	—	867	47	1925, 1992, 2014	—

Northstar Center	Community Corrections	FAIRBANKS, AK	—	12	196	—	208	—	—	208	69	1970/1975, 1995	—

Oakland Center	Community Corrections	OAKLAND, CA	970	250	64	970	314	—	—	1,284	72	1904-1911, 2000s	—

Parkview Center	Community Corrections	ANCHORAGE, AK	160	1,480	216	160	1,696	—	—	1,856	384	1971, 1976	—

Reality House	Community Corrections	BROWNSVILLE, TX	487	2,771	20	487	2,791	—	—	3,278	218	1983, 2011	—

Southeast Texas Transitional Center	Community Corrections	HOUSTON, TX	910	3,210	1,488	912	4,641	—	55	5,608	821	1960, 1967, 1970, 1984, 1997/1998, 2008, 2012	—

Salt Lake City Center	Community Corrections	SALT LAKE CITY, UT	—	4	97	—	93	—	8	101	30	1970, 1977, 2004	—

Seaside Center	Community Corrections	NOME, AK	—	—	44	—	44	—	—	44	44	1958, 2005	—

Taylor Street Center	Community Corrections	SAN FRANCISCO, CA	3,230	900	2,899	3,230	3,799	—	—	7,029	575	1907, 2010/2011	—

Tundra Center	Community Corrections	BETHEL, AK	20	1,190	1,005	79	1,661	—	475	2,215	570	1960/1970	—

Youth Services — Owned/Leased

Abraxas Academy	Youth Facility	MORGANTOWN, PA	4,220	14,120	680	4,220	14,800	—	—	19,020	1,638	1999/2000	—

Abraxas I	Youth Facility	MARIENVILLE, PA	990	7,600	767	1,023	8,206	—	128	9,357	1,172	1930s, 1960, 1982, 1985-1987, 1989- 1999, 2003	—

Abraxas Ohio	Youth Facility	SHELBY, OH	1,160	2,900	624	1,160	3,524	—	—	4,684	529	1900, 1935, 1965, 1992	—

Abraxas Youth Center	Youth Facility	SOUTH MOUNTAIN, PA	—	36	177	—	213	—	—	213	186	1938, 1948, 2001	—

DuPage Interventions	Youth Facility	HINSDALE, IL	2,110	1,190	200	2,110	1,390	—		3,500	223	1988	—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Hector Garza Center	Youth Facility	SAN ANTONIO, TX	1,590	3,540	271	1,590	3,811	—	—	5,401	483	1986/1987, 2006	—

Leadership Development Program	Youth Facility	SOUTH MOUNTAIN, PA	—	25	374	—	397	—	2	399	319	1920, 1938, 2000, 2005	—

Southern Peaks Regional Treatment Center	Youth Facility	CANON CITY, CO	2,850	11,350	200	2,949	11,416	—	35	14,400	1,477	2003-2004	—

Southwood Interventions	Youth Facility	CHICAGO, IL	870	6,310	735	870	7,039	—	6	7,915	1,115	1925, 1950, 1975, 2008	—

Woodridge Interventions	Youth Facility	WOODRIDGE, IL	5,160	4,330	646	5,245	4,832	—	59	10,136	734	1982/1986	—

Contact Interventions	Youth Facility	WAUCONDA, IL	719	1,110	(640)	699	490	—	—	1,189	76	1950s/1960, 2006	—

Re-Entry Day Reporting Centers — Managed

Orange DRC	Day Reporting Center	Santa Ana, CA	—	72	—	—	72	—	—	72	57	2012	—

South Philadelphia PADOC DRC	Day Reporting Center	Philadelphia, PA	—	124	—	—	124	—	—	124	35	2014	—

Lycoming County DRC	Day Reporting Center	Williamsport, PA	—	56	—	—	56	—	—	56	1	2014	—

Lehigh County PADOC DRC	Day Reporting Center	Allentown, PA	—	139	—	—	139	—	—	139	40	2014	—

Lancaster County PADOC DRC	Day Reporting Center	Lancaster, PA	—	73	—	—	73	—	—	73	12	2014	—

York County PADOC DRC	Day Reporting Center	York, PA	—	7	—	—	7	—	—	7	2	2014	—

North Pittsburgh PADOC DRC	Day Reporting Center	Pittsburgh, PA	—	81	—	—	81	—	—	81	20	2014	—

Guilford Co. TECS	Day Reporting Center	Greensboro, NC	—	21	—	—	21	—	—	21	20	2012	—

Mecklenburg Co. TECS	Day Reporting Center	Charlotte, NC	—	26	—	—	26	—	—	26	21	2012	—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Randolph Co. TECS	Day Reporting Center	Asheboro, NC	—	6	—	—	6	—	—	6	6	2013	—

Northglenn DRC	Day Reporting Center	Northglenn, CO	—	21	—	—	21	—	—	21	20	2011, 2013	—

Aurora DRC	Day Reporting Center	Aurora, CO	—	21	4	—	25	—	—	25	20	2003, 2008, 2010, 2013	—

Denver DRC	Day Reporting Center	Denver, CO	—	43	284	—	327	—	—	327	24	2005, 2009, 2010, 2011, 2012, 2013, 2014	—

Elizabeth CRC	Day Reporting Center	Elizabeth, NJ	—	26	—	—	26	—	—	26	26	2011, 2003, 2006, 2007, 2009	—

Santa Ana CDCR	Day Reporting Center	Santa Ana, CA	—	113	—	—	113	—	—	113	76	2013	—

Los Angeles CDCR	Day Reporting Center	Pamona, CA	—	44	—	—	44	—	—	44	12	2013	—

Tulare Co DRC	Day Reporting Center	Visalia, CA	—	9	—	—	9	—	—	9	9	2006, 2010	—

Merced DRC	Day Reporting Center	Merced, CA	—	18	—	—	18	—	—	18	18	2007, 2008, 2011	—

Kern County DRC	Day Reporting Center	Bakersfield, CA	—	23	—	—	23	—	—	23	22	2010, 2012	—

San Diego DRC	Day Reporting Center	San Diego, CA	—	30	—	—	30	—	—	30	30	2007, 2010	—

Kern County Core SB678	Day Reporting Center	Bakersfield, CA	—	5	—	—	5	—	—	5	1	2014	—

Luzerne EM	Day Reporting Center	Wilkes Barre, PA	—	20	—	—	20	—	—	20	20	2007, 2013	—

Atlantic City CRC	Day Reporting Center	Atlantic City, NJ	—	10	—	—	10	—	—	10	5	2004, 2005, 20011	—

Perth Amboy CRC	Day Reporting Center	Perth Amboy, NJ	—	19	—	—	19	—	—	19	19	2006, 2007, 2008, 2010	—

Neptune CRC	Day Reporting Center	Neptune, NJ	—	16	—	—	16	—	—	16	15	2008, 2009, 2011, 2012	—

Luzerne DRC	Day Reporting Center	Wilkes Barre, PA	—	110	7	—	117	—	—	117	111	2010, 2014	—

Sedgwick DRC	Day Reporting Center	Wichita, KS	—	23	—	—	23	—	—	23	23	2006, 2007	—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Chicago West Grand SRC	Day Reporting Center	Chicago, IL	—	22	—	—	22	—	—	22	22	2005, 2006, 2008, 2010, 2011	—

Decatur SRC	Day Reporting Center	Decatur, IL	—	28	—	—	28	—	—	28	28	2004, 2005, 2006, 2009, 2010, 2011	—

Philadelphia ISAP	Day Reporting Center	Philadelphia, PA	—	36	378	—	414	—	—	414	38	2010, 2014	—

Miami ISAP	Day Reporting Center	Miami, FL	—	82	9	—	91	—	—	91	82	2007, 2008, 2010, 2014	—

Orlando ISAP	Day Reporting Center	Orlando, FL	—	18	—	—	18	—	—	18	18	2007, 2010	—

Atlanta ISAP	Day Reporting Center	Atlanta, GA	—	54	—	—	54	—	—	54	53	2009	—

Charlotte ISAP	Day Reporting Center	Charlotte, NC	—	9	—	—	9	—	—	9	9	2009	—

New Orleans ISAP	Day Reporting Center	New Orleans, LA	—	8	—	—	8	—	—	8	7	2009	—

Washington DC ISAP	Day Reporting Center	Fairfax, VA	—	12	20	—	32	—	—	32	13	2009, 2010, 2011, 2014	—

Chicago ISAP	Day Reporting Center	Chicago, IL	—	25	—	—	25	—	—	25	25	2009, 2013	—

Detroit ISAP	Day Reporting Center	Detroit, MI	—	18	—	—	18	—	—	18	18	2009	—

St Paul ISAP	Day Reporting Center	Bloominton, MN	—	6	—	—	6	—	—	6	6	2004, 2006, 2011	—

Kansas City ISAP	Day Reporting Center	Riverside, MO	—	8	—	—	8	—	—	8	2	2006, 2014	—

Denver ISAP	Day Reporting Center	Centennial, CO	—	15	—	—	15	—	—	15	8	2011, 2013	—

Portland ISAP	Day Reporting Center	Portland, OR	—	5	—	—	5	—	—	5	1	2014	—

San Francisco ISAP	Day Reporting Center	San Francisco, CA	—	92	—	—	92	—	—	92	91	2004, 2009	—

Salt Lake City ISAP	Day Reporting Center	Murray, UT	—	7	—	—	7	—	—	7	7	2009	—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Seattle ISAP	Day Reporting Center	Tukwila, WA	—	40	15	—	55	—	—	55	41	2009, 2014	—

Bronx ISAP	Day Reporting Center	Bronx, NY	—	31	—	—	31	—	—	31	14	2010	—

Manhattan ISAP	Day Reporting Center	New York, NY	—	10	—	—	10	—	—	10	10	2010	—

Queens ISAP	Day Reporting Center	Jamaica, NY	—	39	39	—	78	—	—	78	39	2007, 2008, 2010, 2014	—

Boston ISAP	Day Reporting Center	Burlington, MA	—	13	80	—	93	—	—	93	15	2011, 2014	—

Hartford ISAP	Day Reporting Center	Hartford, CT	—	23	—	—	23	—	—	23	4	2009, 2014	—

Buffalo ISAP	Day Reporting Center	Buffalo, NY	—	34	—	—	34	—	—	34	34	2009	—

Newark ISAP	Day Reporting Center	Newark, NJ	—	30	1	—	31	—	—	31	31	2009, 2014	—

Los Angeles ISAP	Day Reporting Center	Los Angeles, CA	—	35	35	—	70	—	—	70	35	2007, 2008, 2014	—

San Bernadino ISAP	Day Reporting Center	San Bernadino, CA	—	42	—	—	42	—	—	42	42	2008, 2012, 2013	—

Dallas ISAP	Day Reporting Center	Dallas, TX	—	17	—	—	17	—	—	17	17	2009	—

Houston ISAP	Day Reporting Center	Houston, TX	—	21	—	—	21	—	—	21	21	2009	—

Phoenix ISAP	Day Reporting Center	Phoenix, AZ	—	11	—	—	11	—	—	11	11	2009	—

San Antonio ISAP	Day Reporting Center	San Antonio, TX	—	7	48	—	55	—	—	55	8	2009, 2014	—

San Diego ISAP	Day Reporting Center	San Diego, CA	—	14	—	—	14	—	—	14	13	2009	—

Bakersfield ISAP	Day Reporting Center	Bakersfield, CA	—	16	—	—	16	—	—	16	16	2012	—

International Corrections & Detention — Managed

Arthur Gorrie Correctional Centre	Correctional Facility	Brisbane, Queensland AUS	—	—	170	—	170	—	—	170	113	1992	—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Fulham Correctional Centre & Fulham Nalu Challenge Community Unit	Correctional Facility	West Sale, Victoria AUS	—	—	1,634	—	1,634	—	—	1,634	842	1997, 2002	—

Junee Correctional Centre	Correctional Facility	Junee, New South Wales, AUS	—	—	1,185	—	1,185	—	—	1,185	567	1993	—

Parklea Correctional Centre	Correctional Facility	Parklea, New South Wales, AUS	—	—	1,051	—	1,051	—	—	1,051	807	1987	—

Dungavel House Immigration Removal Centre	Detention Facility	Kidlington, England	—	—	65	—	65	—	—	65	37	2013	—

Harmondsworth Immigration Removal Centre	Detention Facility	London, England	—	—	344	—	344	—	—	344	344	2011	—

Kutama- Sinthumule Correctional Centre	Correctional Facility	Louis Trichardt, South Africa	—	—	174	—	174	—	—	174	124	2003-2008	—

Offices —Leased

Corporate Headquarters	Office	BOCA RATON, FL	—	1,072	7,236	—	8,308	—	—	8,308	4,156	1985, 2003, 2005, 2011-2013	—

Central Regional Office	Office	SAN ANTONIO, TX	—	—	42	—	42	—	—	42	20	1985, 2003/2004, 2010	—

Eastern Regional Office	Office	CHARLOTTE, NC	—	—	11	—	11	—	—	11	6	1998, 2013	—

Western Regional Office	Office	LOS ANGELES, CA	—	22	128	—	150	—	—	150	16	2002, 2010	—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Boulder, CO Point II	Office	Boulder CO	—	629	39	—	668	—	—	668	552	1997, 1998, 1999, 1992, 1993, 1994, 1995, 1996, 2000, 2001, 2003, 2004, 2007, 2008, 2009, 2011, 2012, 2014	—

Anderson, IN Call Center	Office	Anderson, IN	—	—	138	—	138	—	—	138	89	1997- 2013	—

Protocol Office	Office	Aurora, CO	—	4	—	—	4	—	—	4	4	2014	—

Sydney Office	Office	Sydney, AUS	—	—	1,710	—	1,710	—	—	1,710	65	1980	—

UK Office	Office	Hurley, England	—	—	364	—	364	—	—	364	141	2012	—

Miscellaneous Investments

Miscellaneous Investments	Various	Various	16,635	4,324	1,831	775	4,039	16,778	1,198	22,790	1,890	Various	—

Total			$109,279	$1,500,033	$417,560	$89,741	$1,849,477	$28,435	$59,221	$2,026,872	$317,584		$1,253,164

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

The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $1.4 billion at December 31, 2014. Depreciation and amortization are provided on the declining balance and straight-line methods, respectively, over the estimated useful lives of the assets. This amount excludes international real estate investments.

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

THE GEO GROUP, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

For the Fiscal Years Ended December 31, 2014, December 31, 2013, and December 31, 2012

(dollars in thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	2014	2013	2012
Real Estate:
Balance at the beginning of the year	$1,935,556	$1,840,306	$1,805,434
Additions to/improvements of real estate	94,521	97,302	51,998
Assets sold/written-off	(3,205)	(2,052)	(17,126)

Balance at the end of the year	$2,026,872	$1,935,556	$1,840,306

Accumulated Depreciation
Balance at the beginning of the year	$266,848	$217,428	$174,055
Depreciation expense	53,182	50,616	49,026
Assets sold/written-off	(2,446)	(1,196)	(5,653)

Balance at the end of the year	$317,584	$266,848	$217,428