Form 10-Q
period 2015-03-31
GEO GROUP INC
filed 2015-05-07
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 4, 2015, the registrant had 74,655,873 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2015 AND 2014

(In thousands, except per share data)

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenues	$427,369	$393,137
Operating expenses	317,909	291,923
Depreciation and amortization	24,940	24,142
General and administrative expenses	31,848	28,502

Operating income	52,672	48,570
Interest income	2,073	732
Interest expense	(24,646)	(20,652)

Income before income taxes and equity in earnings of affiliates	30,099	28,650
Provision for income taxes	2,828	2,138
Equity in earnings of affiliates, net of income tax provision of
$613 and $549, respectively	1,485	1,484

Net income	28,756	27,996
Net loss (income) attributable to noncontrolling interests	21	(6)

Net income attributable to The GEO Group, Inc.	$28,777	$27,990

Weighted-average common shares outstanding:
Basic	73,549	71,449

Diluted	73,884	71,895

Income per common share attributable to The GEO Group, Inc.:
Basic:
Income per common share attributable to The GEO Group, Inc. - basic	$0.39	$0.39

Diluted:
Income per common share attributable to The GEO Group, Inc. - diluted	$0.39	$0.39

Dividends declared per share	$0.62	$0.57

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2015 AND 2014

(In thousands)

	Three Months Ended
	March 31, 2015	March 31, 2014
Net income	$28,756	$27,996
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,681)	1,000
Pension liability adjustment, net of tax (provision) benefit of $21 and ($12), respectively	40	19
Unrealized gain (loss) on derivative instrument classified as cash flow hedge, net of tax (provision) benefit of $718 and ($12), respectively	(4,080)	27

Total other comprehensive income (loss), net of tax	(5,721)	1,046

Total comprehensive income	23,035	29,042
Comprehensive loss (income) attributable to noncontrolling interests	37	(2)

Comprehensive income attributable to The GEO Group, Inc.	$23,072	$29,040

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2015 AND DECEMBER 31, 2014

(In thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$68,981	$41,337
Restricted cash and investments	8,489	4,341
Accounts receivable, less allowance for doubtful accounts of $3,676 and $3,315, respectively	261,280	269,038
Current deferred income tax assets	25,884	25,884
Prepaid expenses and other current assets	44,420	36,806

Total current assets	409,054	377,406

Restricted Cash and Investments	23,217	19,578
Property and Equipment, Net	1,907,063	1,772,166
Contract Receivable	87,042	66,229
Direct Finance Lease Receivable	7,077	9,256
Non-Current Deferred Income Tax Assets	5,873	5,873
Goodwill	601,205	493,890
Intangible Assets, Net	224,171	155,275
Other Non-Current Assets	103,219	102,535

Total Assets	$3,367,921	$3,002,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$60,535	$58,155
Accrued payroll and related taxes	55,851	38,556
Accrued expenses and other current liabilities	135,821	140,612
Current portion of capital lease obligations, long-term debt and non-recourse debt	16,648	16,752

Total current liabilities	268,855	254,075

Non-Current Deferred Income Tax Liabilities	10,068	10,068
Other Non-Current Liabilities	99,666	87,429
Capital Lease Obligations	9,574	9,856
Long-Term Debt	1,795,267	1,462,819
Non-Recourse Debt	158,060	131,968
Commitments, Contingencies and Other (Note 11)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 74,614,681 and 74,190,688 issued and outstanding, respectively	746	742
Additional paid-in capital	869,432	866,056
Earnings in excess of distributions	189,142	206,342
Accumulated other comprehensive loss	(33,166)	(27,461)

Total shareholders’ equity attributable to The GEO Group, Inc.	1,026,154	1,045,679
Noncontrolling interests	277	314

Total shareholders’ equity	1,026,431	1,045,993

Total Liabilities and Shareholders’ Equity	$3,367,921	$3,002,208

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2015 AND 2014

(In thousands)

	Three Months Ended
	March 31, 2015	March 31, 2014
Cash Flow from Operating Activities:
Net income	$28,756	$27,996
Net loss (income) attributable to noncontrolling interests	21	(6)

Net income attributable to The GEO Group, Inc.	28,777	27,990
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	24,940	24,142
Stock-based compensation	2,621	2,466
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	1,695	1,224
Provision for doubtful accounts	323	535
Equity in earnings of affiliates, net of tax	(1,485)	(1,484)
Income tax benefit related to equity compensation	(569)	(558)
(Gain) loss on sale/disposal of property and equipment	(545)	235
Changes in assets and liabilities:
Changes in accounts receivable, prepaid expenses and other assets	12,972	(7,227)
Changes in contract receivable	(24,768)	—
Changes in accounts payable, accrued expenses and other liabilities	16,784	15,829

Net cash provided by operating activities	60,745	63,152

Cash Flow from Investing Activities:
Acquisition of LCS, net of cash acquired	(307,403)	—
Acquisition of Protocol, cash consideration	—	(13,000)
Insurance proceeds - damaged property	700	—
Proceeds from sale of property and equipment	20	165
Change in restricted cash and investments	(8,108)	(3,273)
Capital expenditures	(34,198)	(17,531)

Net cash used in investing activities	(348,989)	(33,639)

Cash Flow from Financing Activities:
Proceeds from long-term debt	371,000	103,000
Payments on long-term debt	(38,750)	(108,990)
Payments on non-recourse debt	(1,645)	(1,403)
Proceeds from non-recourse debt	33,019	—
Taxes paid related to net share settlements of equity awards	(1,123)	—
Proceeds from issuance of common stock in connection with ESPP	98	84
Debt issuance costs	(1,245)	—
Income tax benefit related to equity compensation	569	558
Proceeds from the exercise of stock options	1,215	3,275
Cash dividends paid	(45,977)	(41,139)

Net cash provided by (used in) financing activities	317,161	(44,615)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,273)	1,040

Net increase (decrease) in Cash and Cash Equivalents	27,644	(14,062)
Cash and Cash Equivalents, beginning of period	41,337	52,125

Cash and Cash Equivalents, end of period	$68,981	$38,063

Supplemental Disclosures:
Non-cash Investing and Financing activities:
Capital expenditures in accounts payable and accrued expenses	$1,346	$1,772

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) is a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of correctional, detention and reentry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa and the United Kingdom. The Company owns, leases and operates a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, as well as community based reentry facilities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). The Company’s worldwide operations include the management and/or ownership of approximately 86,000 beds at 106 correctional and detention facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of monitoring of more than 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

The Company’s unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2015 for the year ended December 31, 2014. The accompanying December 31, 2014 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for the entire year ending December 31, 2015, or for any other future interim or annual periods.

2. BUSINESS COMBINATIONS

On February 17, 2015, the Company acquired eight correctional and detention facilities (the “LCS Facilities”) totaling more than 6,500 beds from LCS Corrections Services, Inc., a privately-held owner and operator of correctional and detention facilities in the United States, and its affiliates (collectively, “LCS”). Pursuant to the terms of the definitive asset purchase agreement signed on January 26, 2015, the Company acquired the LCS Facilities for approximately $307.4 million at closing in an all cash transaction, excluding transaction related expenses of approximately $2.1 million that were recorded as general and administrative expense during the three months ended March 31, 2015. The Company also acquired certain tangible and intangible assets and assumed certain accounts payable and accrued expenses pursuant to the asset purchase agreement. Additionally, LCS has the opportunity to receive an additional payment if the LCS Facilities exceed certain performance targets over an 18-month period ending August 31, 2016 (the “Earnout Payment”). The aggregate amount of the purchase price paid at closing and the Earnout Payment, if achieved, will not exceed $350 million. This contingent payment had zero fair value ascribed at the date of acquisition since management believes that it is remote that such payment will be made. Approximately $298 million of outstanding debt related to the facilities was repaid at closing using the cash consideration paid by the Company. The Company did not assume any debt as the result of the transaction. The Company financed the acquisition of the LCS Facilities with borrowings under its revolving credit facility.

The Company entered into three year consulting agreements, beginning as of the acquisition date, with three of the principal parties of LCS each for $0.3 million annually, payable ratably on a monthly basis. Payment under each such agreement is guaranteed for the full term unless the agreement is terminated by the Company for cause, as defined, or unless the LCS principal party terminates the agreement sooner.

The allocation of the purchase price for this transaction at February 17, 2015 has not been finalized. The primary areas of the preliminary purchase price allocations that are not yet finalized primarily relate to certain tangible assets and liabilities included in working capital. The Company expects to continue to obtain information to assist it in determining the fair value of the net assets acquired at the acquisition date during the measurement period. Measurement period adjustments that the Company determines to be material will be applied retrospectively to the period of acquisition.

The purchase price of $307.4 million has been preliminarily allocated to the estimated fair values of the assets acquired and liabilities assumed as of February 17, 2015 as follows (in ‘000’s):

Accounts receivable	$9,395
Prepaid expenses and other current assets	183
Property and equipment	119,726
Intangible assets	73,200

Total assets acquired	202,504
Accounts payable and accrued expenses	2,442

Total identifiable net assets	200,062
Goodwill	107,341

Total consideration paid	$307,403

As shown above, the Company recorded $107.3 million of goodwill which is fully deductible for tax purposes. The Company believes its acquisition of the LCS Facilities provides synergies and strategic benefits which further position the Company to meet the demand for correctional and detention bed space in the United States. These factors contributed to the goodwill that was recorded upon consummation of the transaction. The goodwill and net assets acquired are included in the U.S. Corrections & Detention business segment. Revenues and earnings of LCS from the date of acquisition through March 31, 2015 were not significant.

Identifiable intangible assets purchased consist of facility management contracts and have an estimated useful life of 20 years.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in goodwill from December 31, 2014 to March 31, 2015 are related to fluctuations in foreign currency exchange rates and additions due to an acquisition completed in the first quarter of 2015 as discussed above in Note 2 - Business Combinations.

The Company has also recorded other finite and indefinite-lived intangible assets as a result of its various business combinations. An acquisition completed in the first quarter of 2015 as discussed above in Note 2 - Business Combinations also led to additions to intangible assets. The Company’s intangible assets include facility management contracts, trade names and technology, as follows (in thousands):

		March 31, 2015			December 31, 2014
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	15.5	$227,750	$(59,802)	$167,948	$154,591	$(56,396)	$98,195
Technology	7.0	24,000	(12,977)	11,023	24,000	(12,120)	11,880
Trade name (Indefinite lived)	Indefinite	45,200	—	45,200	45,200	—	45,200

Total acquired intangible assets		$296,950	$(72,779)	$224,171	$223,791	$(68,516)	$155,275

Amortization expense was $4.3 million and $3.6 million for the three months ended March 31, 2015 and March 31, 2014, respectively. Amortization expense was primarily related to the U.S. Corrections & Detention and GEO Care segments’ amortization of acquired facility management contracts. As of March 31, 2015, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 1.8 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the current contractual periods. The acquired contracts in the acquisition of the LCS Facilities do not have contract expiration dates and are perpetual in nature.

Estimated amortization expense related to the Company’s finite-lived intangible assets for the remainder of 2015 through 2019 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2015	$14,183
2016	18,882
2017	18,850
2018	15,991
2019	15,663
Thereafter	95,402

$178,971

4. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

		Fair Value Measurements at March 31, 2015
	Carrying Value at March 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment:
Rabbi Trust	$12,617	$—	$12,617	$—
Fixed income securities	1,870	—	1,870	—
Interest rate cap derivatives	349	—	$349	—
Liabilities:
Interest rate swap derivatives	$24,050	$—	$24,050	$—

		Fair Value Measurements at December 31, 2014
	Carrying Value at December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$11,281	$—	$11,281	$—
Fixed income securities	1,966	—	1,966	—
Interest rate cap derivatives	570		570
Liabilities:
Interest rate swap derivative liabilities	$19,248	$—	$19,248	$—

The Company’s Level 2 financial instruments included in the tables above as of March 31, 2015 and December 31, 2014 consist of interest rate swap derivative liabilities and interest rate cap derivative assets held by the Company’s Australian subsidiary, the Company’s rabbi trust established for GEO employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and an investment in Canadian dollar denominated fixed income securities.

The Australian subsidiary’s interest rate swap derivative liabilities and interest rate cap derivative assets are valued using a discounted cash flow model based on projected Australian borrowing rates. The Company’s restricted investment in the rabbi trust is invested in Company owned life insurance policies which are recorded at their cash surrender values. These investments are valued based on the underlying investments held in the policies’ separate account. The underlying assets are equity and fixed income pooled funds that are comprised of Level 1 and Level 2 securities. The Canadian dollar denominated securities, not actively traded, are valued using quoted rates for these and similar securities.

5. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at March 31, 2015 and December 31, 2014 (in thousands):

		Estimated Fair Value Measurements at March 31, 2015
	Carrying Value as of March 31, 2015	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$68,981	$68,981	$68,981	$—	$—
Restricted cash	19,089	19,089	4,247	14,842	—
Liabilities:
Borrowings under senior credit facility	$697,750	$698,855	$—	$698,855	$—
5.875% Senior Notes	250,000	260,000	—	260,000	—
5.125% Senior Notes	300,000	315,375		315,375
5 7⁄8% Senior Notes.	250,000	255,000	—	255,000	—
6.625% Senior Notes	300,000	318,000	—	318,000	—
Non-recourse debt, Australian subsidiary	156,442	159,484	—	159,484	—
Other non-recourse debt, including current portion	14,025	14,111	—	14,111	—

		Estimated Fair Value Measurements at December 31, 2014
	Carrying Value as of December 31, 2014	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$41,337	$41,337	$41,337	$—	$—
Restricted cash	12,638	12,638	3,889	8,749	—
Liabilities:
Borrowings under senior credit facility	$365,500	$364,411	$—	$364,411	$—
5.875% Senior Notes	250,000	256,720	—	256,720	—
5.125% Senior Notes	300,000	296,814	—	296,814	—
5 7⁄8% Senior Notes	250,000	256,720	—	256,720	—
6.625% Senior Notes	300,000	315,750	—	315,750	—
Non-recourse debt, Australian subsidiary	95,714	95,871	—	95,871	—
Other non-recourse debt, including current portion	48,836	52,016	—	52,016	—

The fair values of the Company’s cash and cash equivalents, and restricted cash approximates the carrying values of these assets at March 31, 2015 and December 31, 2014. Restricted cash consists of money market funds, commercial paper and time deposits used for payments on the Company’s non-recourse debt and asset replacement funds contractually required to be maintained at the Company’s Australian subsidiary. The fair value of the money market funds is based on quoted market prices (Level 1) and the fair value of commercial paper and time deposits is based on market prices for similar instruments (Level 2).

The fair values of the Company’s 5 7⁄8% senior unsecured notes due 2022 (“ 5 7⁄8% Senior Notes”), 5.875% senior unsecured notes due 2024 (“5.875% Senior Notes”), 6.625% senior unsecured notes due 2021 (“6.625% Senior Notes”), and the 5.125% senior unsecured notes due 2023 (“5.125% Senior Notes”), although not actively traded, are based on published financial data for these instruments. The fair values of the Company’s non-recourse debt related to the Washington Economic Development Finance Authority (“WEDFA”) is based on market prices for similar instruments. The fair value of the non-recourse debt related to the Company’s Australian subsidiary is estimated using a discounted cash flow model based on current Australian borrowing rates for similar instruments. The fair value of borrowings under the senior credit facility is based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.

6. SHAREHOLDERS’ EQUITY

The following table presents the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests (in thousands):

	Common shares		Additional Paid-In	Earnings in Excess of	Accumulated Other Comprehensive	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Distributions	Loss	Interests	Equity
Balance, December 31, 2014	74,191	$742	$866,056	$206,342	$(27,461)	$314	$1,045,993
Proceeds from exercise of stock options	54	—	1,215	—	—	—	1,215
Tax benefit related to equity compensation	—	—	569	—	—	—	569
Stock-based compensation expense	—	—	432	—	—	—	432
Amortization of restricted stock	—	—	2,189	—	—	—	2,189
Restricted stock granted	396	4	(4)	—	—	—	—
Restricted stock canceled	(3)	—	—	—	—	—	—
Dividends paid	—	—	—	(45,977)	—	—	(45,977)
Shares withheld for net settlements of share-based awards	(25)	—	(1,123)	—	—	—	(1,123)
Issuance of common stock - ESPP	2	—	98	—	—	—	98
Net income (loss)	—	—	—	28,777	—	(21)	28,756
Other comprehensive loss	—	—	—	—	(5,705)	(16)	(5,721)

Balance, March 31, 2015	74,615	$746	$869,432	$189,142	$(33,166)	$277	$1,026,431

During the three months ended March 31, 2015, the Company withheld shares through net share settlements to satisfy minimum statutory tax withholding requirements upon vesting of shares of restricted stock held by employees.

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

During the three months ended March 31, 2015 and the year ended December 31, 2014, respectively, GEO declared and paid the following regular cash distributions to its shareholders as follows:

Declaration Date	Record Date	Payment Due	Distribution Per Share	Aggregate Payment Amount (in millions)
February 18, 2014	March 3, 2014	March 14, 2014	$0.57	$41.1
April 28, 2014	May 15, 2014	May 27, 2014	$0.57	$41.5
August 5, 2014	August 18, 2014	August 29, 2014	$0.57	$41.4
November 5, 2014	November 17, 2014	November 26, 2014	$0.62	$46.0
February 6, 2015	February 17, 2015	February 27, 2015	$0.62	$46.0

Prospectus Supplement

On May 8, 2013, the Company filed with the Securities and Exchange Commission a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $100.0 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. On July 18, 2014, the Company filed with the Securities and Exchange Commission a post-effective amendment to its shelf registration statement on Form S-3 (pursuant to which the prospectus supplement had been filed) as a result of the merger of the Company into GEO REIT effective June 27, 2014. During the year ended December 31, 2014, there were approximately 1.5 million shares of common stock sold under the prospectus supplement for net proceeds of $54.7 million. There were no shares of the Company’s common stock sold under the prospectus supplement during the three months ended March 31, 2015.

In September 2014, the Company filed with the Securities and Exchange Commission a new shelf registration statement on Form S-3. On November 10, 2014, in connection with the new shelf registration, the Company filed with the Securities and Exchange Commission a new prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $150.0 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of the Company’s stock issued under this prospectus supplement during the three months ended March 31, 2015.

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

The components of accumulated other comprehensive income (loss) attributable to GEO within shareholders’ equity are as follows:

	Three Months Ended March 31, 2015 (In thousands)
	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc. (1)	Unrealized (loss)/ gain on derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, December 31, 2014	$(6,903)	$(16,322)	$(4,236)	$(27,461)
Current-period other comprehensive (loss) income	(1,665)	(4,080)	40	(5,705)

Balance, March 31, 2015	$(8,568)	$(20,402)	$(4,196)	$(33,166)

(1)	The foreign currency translation related to noncontrolling interests was not significant at March 31, 2015 or December 31, 2014.

7. EQUITY INCENTIVE PLANS

The Board has adopted The GEO Group, Inc. 2014 Stock Incentive Plan (the “2014 Plan”), which was approved by the Company’s shareholders on May 2, 2014. The 2014 Plan replaced the 2006 Stock Incentive Plan (the “2006 Plan”). As of the date the 2014 Plan was adopted, it provides for a reserve of 3,083,353 shares, which consisted of 2,000,000 new shares of common stock available for issuance and 1,083,353 shares of common stock that were available for issuance under the 2006 Plan prior to the 2014 Plan replacing it. The Company filed a Form S-8 registration statement related to the 2014 Plan on June 4, 2014, which was amended on July 18, 2014.

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. For options granted during the three months ended March 31, 2015, the fair value was estimated using the following assumptions: (i)

volatility of 24%; (ii) expected term of 5.00 years; (iii) risk free interest rate of 1%; and (iv) expected dividend yield of 5.75%. A summary of the activity of stock option awards issued and outstanding under Company plans is as follows for the three months ended March 31, 2015:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at December 31, 2014	664	$23.89	6.77	$10,935
Options granted	256	43.15
Options exercised	(53)	23.98
Options forfeited/canceled/expired	(5)	40.32

Options outstanding at March 31, 2015	862	$29.53	7.51	$8,732

Options vested and expected to vest at March 31, 2015	806	$28.92	7.37	$8,576

Options exercisable at March 31, 2015	490	$23.84	6.20	$7,297

During the three months ended March 31, 2015, the Company granted approximately 256,000 options to certain employees which had a weighted-average grant-date fair value of $4.26 per share. For the three months ended March 31, 2015 and March 31, 2014, the amount of stock-based compensation expense related to stock options was $0.4 million and $0.5 million, respectively. As of March 31, 2015, the Company had $1.3 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 1.7 years.

Restricted Stock

Compensation expense for nonvested stock awards is recorded over the vesting period based on the fair value at the date of grant. Generally, the restricted stock awards vest in equal increments over either a three or four-year period. The fair value of restricted stock awards, which do not contain a market-based vesting condition, is determined using the closing price of the Company’s common stock on the date of grant. The Company has issued share-based awards with service-based, performance- based and market-based vesting criteria.

A summary of the activity of restricted stock outstanding is as follows for the three months ended March 31, 2015:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at December 31, 2014	724	$30.97
Granted	396	45.88
Vested	(97)	26.41
Forfeited/canceled	(3)	42.64

Restricted stock outstanding at March 31, 2015	1,020	$37.05

During the three months ended March 31, 2015, the Company granted approximately 396,000 shares of restricted stock to certain employees and executive officers. Of these awards, 123,500 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2015, 2016 and 2017.

The vesting of these performance-based restricted stock grants are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 75% of the shares of restricted stock (“TSR Target Award”) can vest at the end of a three-year performance period if GEO meets certain total shareholder return (“TSR”) performance targets, as compared to the total shareholder return of a peer group of companies, during 2015, 2016 and 2017 and (ii) up to 25% of the shares of restricted stock (“ROCE Target Award”) can vest at the end of a three-year period if GEO meets certain return on capital employed (“ROCE”) performance targets in 2015, 2016 and 2017. These market and performance awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the performance-based awards is based on the target awards for both metrics.

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

The metric related to TSR is considered to be a market condition. For share-based awards that contain a market condition, the probability of satisfying the market condition must be considered in the estimate of grant-date fair value and previously recorded compensation expense is not reversed if the market condition is never met. The fair value of these awards was determined based on a Monte Carlo simulation, which calculates a range of possible outcomes and the probabilities that they will occur, using the following key assumptions: (i) volatility of 21.4%; (ii) beta of 0.74; and (iii) risk free rate of 1.00%.

For the three months ended March 31, 2015 and March 31, 2014, the Company recognized $2.2 million and $2.0 million, respectively, of compensation expense related to its restricted stock awards. As of March 31, 2015, the Company had $30.7 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 1.6 years.

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

The Plan is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Plan are made on the last day of each month. During the three months ended March 31, 2015, 2,338 shares of the Company’s common stock were issued in connection with the Plan.

8. EARNINGS PER SHARE

Basic income per common share is computed by dividing the income from continuing operations attributable to The GEO Group, Inc. shareholders by the weighted average number of outstanding shares of common stock. The calculation of diluted income per common share is similar to that of basic income per common share except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted income from continuing operations per common share was calculated for the three months ended March 31, 2015 and March 31, 2014 as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2015	March 31, 2014
Net income	$28,756	$27,996
Net income (loss) attributable to noncontrolling interests	21	(6)

Net income attributable to The GEO Group, Inc.	28,777	27,990
Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	73,549	71,449

Per share amount	$0.39	$0.39

Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	73,549	71,449
Dilutive effect of equity incentive plans	335	446

Weighted average shares assuming dilution	73,884	71,895

Per share amount	$0.39	$0.39

Three Months

For the three months ended March 31, 2015, 83,790 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were no common stock equivalents from restricted shares that were anti-dilutive.

For the three months ended March 31, 2014, 17,070 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive There were no common stock equivalents from restricted shares that were anti-dilutive.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

Australia - Fullham

The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on its variable rate non-recourse debt (related to its Fullham facility) to 9.7%. The Company has determined the swap, which has a notional amount of AUD 50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non- recourse debt, to be an effective cash flow hedge. Accordingly, the Company records the change in the fair value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total unrealized gains recorded in other comprehensive income, net of tax, related to this cash flow hedge were not significant for the three months ended March 31, 2015 and 2014. The total fair value of the swap liability as of March 31, 2015 and December 31, 2014 was $0.3 million and $0.2 million, respectively, and is recorded as a component of other non-current liabities within the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).

Australia - Ravenhall

In September 2014, the Company’s Australian subsidiary entered into interest rate swap agreements to fix the interest rate on its variable rate non-recourse debt related to a prison project in Ravenhall, a locality near Melbourne, Australia to 3.3% during the design and construction phase and 4.2% during the project’s operating phase. The swaps’ notional amounts coincide with construction draw fixed commitments throughout the project. At March 31, 2015, the swaps had a notional value of approximately AUD 140.0 million, or $107.7 million, based on exchange rates at March 31, 2015, related to the outstanding draws for the design and construction phase and approximately AUD 466.3 million, or $358.6 million, based on exchange rates at March 31, 2015 related to future construction draws. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the non-recourse debt and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in the fair value of the interest rate swaps in accumulated other comprehensive income, net of applicable income taxes. Total unrealized losses recorded in other comprehensive income, net of tax, related to this cash flow hedge were approximately $4.1 million during the three months ended March 31, 2015. The total fair value of the swap liability as of March 31, 2015 was $23.8 million and is recorded as a component of Other Non-Current liabilities within the accompanying consolidated balance sheet. There was no material ineffectiveness for the periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss).

Additionally, upon completion and commercial acceptance of the prison project, the Department of Justice in the State of Victoria (the “State”) in accordance with the prison contract, will make a lump sum payment of AUD 310 million, or $238.4 million, based on exchange rates at March 31, 2015, towards a portion of the outstanding principal of the non-recourse debt. The Company’s Australian subsidiary also entered into interest rate cap agreements in September 2014 giving the Company the option to cap the interest rate on its variable non-recourse debt related to the project in the event that the completion of the prison project is delayed which could delay the State’s payment. The Company paid $1.7 million for the interest rate cap agreements. These instruments do not meet the requirements for hedge accounting, and therefore, changes in fair value of the interest rate caps are recorded in earnings. During the three months ended March 31, 2015, the Company recorded a loss of $0.2 million related to a decline in the fair value of the interest rate cap assets. As of March 31, 2015, the interest rate cap assets had a fair value of $0.3 million which is included in Other Non-Current Assets in the accompanying consolidated balance sheet.

Other Derivative Instruments

The Company has entered into foreign exchange forwards to mitigate the change in fair value of certain assets and liabilities related to intercompany loans with its foreign subsidiaries. These forwards are not designated as hedging instruments under the accounting standards for derivatives and hedging. Accordingly, these undesignated instruments are recorded at fair value as a derivative asset or liability with their corresponding change in fair value recognized in earnings. The fair value of these derivatives were not significant at March 31, 2015.

10. DEBT

Debt outstanding as of March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Senior Credit Facility:
Term loan	$294,750	$295,500
Revolver	403,000	70,000

Total Senior Credit Facility	$697,750	$365,500
5.875% Senior Notes
Notes Due in 2024	250,000	250,000
5.125% Senior Notes:
Notes due in 2023	300,000	300,000
5 7⁄8% Senior Notes
Notes Due in 2022	250,000	250,000
6.625% Senior Notes:
Notes due in 2021	300,000	300,000
Non-Recourse Debt :
Non-Recourse Debt	171,138	145,262
Unamortized discount on non-recourse debt	(671)	(712)

Total Non-Recourse Debt	170,467	144,550
Capital Lease Obligations	10,665	10,924
Other debt	667	421

Total debt	1,979,549	1,621,395
Current portion of capital lease obligations, long-term debt and non-recourse debt	(16,648)	(16,752)
Capital Lease Obligations, long-term portion	(9,574)	(9,856)
Non-Recourse Debt, long-term portion	(158,060)	(131,968)

Long-Term Debt	$1,795,267	$1,462,819

Credit Agreement

On August 27, 2014, the Company executed a second amended and restated credit agreement by and among the Company and GEO Corrections Holdings, Inc., as Borrowers, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (the “Credit Agreement”).

The Credit Agreement evidences a credit facility (the “Credit Facility”) consisting of a $296.3 million term loan (the “Term Loan”) bearing interest at LIBOR plus 2.50% (with a LIBOR floor of .75%), and a $700.0 million revolving credit facility (the “Revolver”) initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD 225.0 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars (the “Australian LC Facility”). At March 31, 2015, the Company had approximately AUD 214.0 million in letters of credit outstanding under the Australian LC Facility in connection with certain performance and financing guarantees related to the Ravenhall prison project in Australia. Amounts to be borrowed by the Company under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The Revolver component is scheduled to mature on August 27, 2019 and the Term Loan component is scheduled to mature on April 3, 2020.

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

Events of default under the Credit Agreement include, but are not limited to, (i) the Company’s failure to pay principal or interest when due, (ii) the Company’s material breach of any representation or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness,

(vi) unsatisfied final judgments over a specified threshold, (vii) certain material environmental liability claims which have been asserted against the Company, and (viii) a change in control. The Company was in compliance with all of the covenants of the Credit Agreement as of March 31, 2015.

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

As of March 31, 2015, the Company had $294.8 million in aggregate borrowings outstanding under the Term Loan, $403.0 million in borrowings under the Revolver, and approximately $59.0 million in letters of credit which left $238.0 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of March 31, 2015 was 2.8%.

5.875% Senior Notes

Interest on the 5.875% Senior Notes accrues at the stated rate. The Company pays interest semi-annually in arrears on April 15 and October 15 of each year. On or after October 15, 2019, the Company may, at its option, redeem all or part of the 5.875% Senior Notes at the redemption prices set forth in the indenture governing the 5.875% Senior Notes. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors (Refer to Note 15- Condensed Consolidating Financial Information). The Company was in compliance with all of the covenants of the indenture governing the 5.875% Senior Notes as of March 31, 2015.

5.125% Senior Notes

Interest on the 5.125% Senior Notes accrues at the stated rate. The Company pays interest semi-annually in arrears on April 1 and October 1 of each year. On or after April 1, 2018, the Company may, at its option, redeem all or part of the 5.125% Senior Notes at the redemption prices set forth in the indenture governing the 5.125% Senior Notes. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors (Refer to Note 15-Condensed Consolidating Financial Information). The Company was in compliance with all of the covenants of the indenture governing the 5.125% Senior Notes as of March 31, 2015.

5 7⁄8% Senior Notes

Interest on the 5 7⁄8% Senior Notes accrues at the stated rate. The Company pays interest semi-annually in arrears on January 15 and July 15 of each year. On or after January 15, 2017, the Company may, at its option, redeem all or part of the 5 7⁄8% Senior Notes at the redemption prices set forth in the indenture governing the 5 7⁄8% Senior Notes. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors (Refer to Note 15-Condensed Consolidating Financial Information). The Company was in compliance with all of the covenants of the indenture governing the 5 7⁄8% Senior Notes as of March 31, 2015.

6.625% Senior Notes

Interest on the 6.625% Senior Notes accrues at the stated rate. The Company pays interest semi-annually in arrears on February 15 and August 15 of each year. On or after February 15, 2016, the Company may, at its option, redeem all or part of the 6.625% Senior Notes at the redemption prices set forth in the indenture governing the 6.625% Senior Notes. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors (Refer to Note 15-Condensed Consolidating Financial Information). The Company was in compliance with all of the covenants of the indenture governing the 6.625% Senior Notes as of March 31, 2015.

Non-Recourse Debt

Northwest Detention Center

The remaining balance of the original debt service requirement under the $54.4 million note payable (“2011 Revenue Bonds”) to the Washington Economic Finance Authority (“WEDFA”) will mature in October 2021 with fixed coupon rates of 5.25%, is

$49.4 million, of which $6.3 million is classified as current in the accompanying consolidated balance sheet as of March 31, 2015. The payment of principal and interest on the 2011 Revenue Bonds issued by WEDFA is non-recourse to GEO.

As of March 31, 2015, included in current restricted cash and investments and non-current restricted cash and investments is

$11.0 million of funds held in trust for debt service and other reserves with respect to the above mentioned note payable to WEDFA.

Australia - Fullham

The non-recourse obligation to the Company totaled $14.0 million (AUD 18.2 million) and $16.4 million (AUD 20.1 million), based on the exchange rates in effect at March 31, 2015 and December 31, 2014, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, based on exchange rates as of March 31, 2015, was $3.8 million. This amount is included in non-current restricted cash and investments and the annual maturities of the future debt obligation are included in Non-Recourse Debt in the accompanying consolidated balance sheets.

Australia - Ravenhall

In connection with a new design and build prison project agreement with the State, the Company entered into a syndicated facility agreement (the “Construction Facility”) with National Australia Bank Limited to provide debt financing for construction of the project. The Construction Facility provides for non-recourse funding up to AUD 791.0 million, or $608.4 million, based on exchange rates as of March 31, 2015. Construction draws will be funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility is through October 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. After October 2019, the Construction Facility will be converted to a term loan with payments due quarterly beginning in 2018 through 2041. In accordance with the terms of the Construction Facility, upon completion and commercial acceptance of the prison, in accordance with prison contract, the State will make a lump sum payment of AUD 310 million, or $238.4 million, based on exchange rates as of March 31, 2015, towards a portion of the outstanding principal. The remaining outstanding principal balance will be repaid over the term of the operating agreement. As of March 31, 2015, $107.7 million was outstanding under the Construction Facility. The Company also entered into interest rate swap and interest rate cap agreements related to its non-recourse debt in connection with the project. Refer to Note 9 - Derivative Financial Instruments.

Guarantees

Australia

The Company has entered into certain guarantees in connection with the financing and construction performance of a facility in Australia. The obligations amounted to approximately AUD 214.0 million, or $164.6 million, based on exchange rates as of March 31, 2015. These guarantees are secured by outstanding letters of credit under the Company’s Revolver as of March 31, 2015.

At March 31, 2015, the Company also had nine other letters of credit outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $11.7 million.

South Africa

In connection with the creation of South African Custodial Services Pty. Limited (“SACS”), the Company entered into certain guarantees related to the financing, construction and operation of the prison. As of March 31, 2015, the Company guaranteed obligations amounting to 22.0 million South African Rand, or $1.8 million based on exchange rates as of March 31, 2015. In the event SACS is unable to maintain the required funding in a rectification account maintained for the payment of certain costs in the event of contract termination, a previously existing guarantee by the Company for the shortfall will need to be re-instated. The remaining guarantee of 21.0 million South African Rand is secured by outstanding letters of credit under the Company’s Revolver as of March 31, 2015.

In addition to the above, the Company has also agreed to provide a loan, if required, of up to 20 million South African Rand, or $1.7 million based on exchange rates as of March 31, 2015, referred to as the Shareholder’s Loan, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the standby facility, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Shareholder’s Loan expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. The lenders’ ability to draw on the Shareholder’s Loan is limited to certain circumstances, including termination of the contract.

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

Canada

In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a trust. The potential estimated exposure of these obligations is Canadian Dollar (“CAD”) 2.5 million, or $2.0 million, based on exchange rates as of March 31, 2015, commencing in 2017. The Company has a liability of $2.0 million related to this exposure included in Other Non-Current Liabilities as of March 31, 2015 and December 31, 2014, respectively. To secure this guarantee, the Company purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset equal to the current fair value of those securities included in Other Non-Current Assets as of March 31, 2015 and December 31, 2014 on its consolidated balance sheets. The Company does not currently operate or manage this facility.

United Kingdom

In connection with the creation of GEOAmey, the Company and its joint venture partner guarantee the availability of working capital in equal proportion to ensure that GEOAmey can comply with current and future contractual commitments related to the performance of its operations. The Company and the 50% joint venture partner have each extended a £12 million line of credit of which £10.5 million, or $15.6 million, based on exchange rates as of March 31, 2015, was outstanding as of March 31, 2015. The Company’s maximum exposure relative to the joint venture is its note receivable of $15.6 million, which is included in Other Non-Current Assets in the accompanying consolidated balance sheets, and future financial support necessary to guarantee performance under the contract.

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

Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing capital projects will be $252.1 million of which $86.1 million was spent through the first quarter of 2015. The Company estimates the remaining capital requirements related to these capital projects will be $166.0 million which will be spent through 2017. Included in these commitments is a contractual commitment to provide a capital contribution towards the design and construction of a prison project in Ravenhall, a locality near Melbourne, Australia, in the amount of AUD 115 million, or $88.4 million, based on exchange rates as of March 31, 2015. This capital contribution is expected to be made in January 2017.

Additionally, in connection with the Ravenhall Prison Project, the Company has a contractual commitment for construction of the facility and has entered into a syndicated facility agreement with National Australia Bank Limited to provide funding for the project up to AUD 791 million, or $608.4 million, based on exchange rates as of March 31, 2015. Refer to Note 10 - Debt.

Contract Awards

On January 28, 2015, GEO announced that GEO signed a contract for the reactivation of the company-owned, 400-bed Mesa Verde Detention Facility (the “Facility”) in California. The Facility will house immigration detainees under an intergovernmental service agreement between the City of McFarland and U.S. Immigration Customs and Enforcement (“ICE”).

On February 18, 2015, GEO announced the closing of its previously announced acquisition of the LCS Facilities totaling more than 6,500 beds from LCS. Refer to Note 2 - Business Combinations.

Idle Facilities

The Company is currently marketing approximately 4,386 vacant beds at five of its idle facilities to potential customers. The carrying values of these idle facilities, which are included in Property and Equipment, Net in the accompanying consolidated balance sheets, totaled $103.9 million as of March 31, 2015, excluding equipment and other assets that can be easily transferred for use at other facilities.

12. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the U.S. Corrections & Detention segment; the GEO Care segment; the International Services segment; and the Facility Construction & Design segment. The Company’s segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenues:
U.S. Corrections & Detention	$285,609	$266,715
GEO Care	79,356	76,652
International Services	40,654	49,770
Facility Construction & Design (1)	21,750	—

Total revenues	$427,369	$393,137

Operating income:
U.S. Corrections & Detention	$63,597	$58,810
GEO Care	18,506	15,701
International Services	1,815	2,561
Facility Construction & Design (1)	602	—

Operating income from segments	$84,520	$77,072

(1) In September 2014, the Company began the design and construction of a new prison contract located in Ravenhall, a locality near Melbourne, Australia. During the design and construction phase, the Company recognizes revenue as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to estimated total costs for the design and construction of the facility. Costs incurred and estimated earnings in excess of billings is classified as Contract Receivable in the accompanying consolidated balance sheets and is recorded at the net present value based on the timing of expected future settlement.

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Three Months Ended
	March 31,	March 31,
	2015	2014
Total operating income from segments	$84,520	$77,072
Unallocated amounts:
General and Administrative Expenses	(31,848)	(28,502)
Net Interest Expense	(22,573)	(19,920)

Income before income taxes and equity in earnings of affiliates	$30,099	$28,650

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

The Company has recorded $1.1 million and $1.2 million in earnings, net of tax, for SACS operations during the three months ended March 31, 2015 and March 31, 2014, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of March 31, 2015 and December 31, 2014, the Company’s investment in SACS was $8.8 million and $8.0 million, respectively.

The Company has recorded $0.4 million and $0.3 million in earnings, net of tax, for GEOAmey’s operations during the three months ended March 31, 2015 and March 31, 2014, which are included in equity in earnings of affiliates, net of income tax provision, in the accompanying consolidated statements of operations. As of March 31, 2015 and December 31, 2014, the Company’s investment in GEOAmey was $(1.7) million and $(2.2) million, respectively, and represents its share of cumulative reported losses. Losses in excess of the Company’s investment have been recognized as the Company has provided certain loans and guarantees to provide financial support to GEOAmey. Refer to Note 10 - Debt.

13. BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Three Months Ended	Year Ended
	March 31, 2015	December 2014
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$25,826	$20,032
Service cost	257	821
Interest cost	236	935
Actuarial loss	72	4,324
Benefits paid	(189)	(286)

Projected benefit obligation, end of period	$26,202	$25,826

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	189	286
Benefits paid	(189)	(286)

Plan assets at fair value, end of period	$—	$—

Unfunded Status of the Plan	$(26,202)	$(25,826)

	Three Months Ended
	March 31, 2015	March 31, 2014
Components of Net Periodic Benefit Cost
Service cost	$257	$694
Interest cost	236	622
Net loss	72	197

Net periodic pension cost	$565	$1,513

The long-term portion of the pension liability as of March 31, 2015 and December 31, 2014 was $25.9 million and $24.9 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

14. RECENT ACCOUNTING PRONOUNCMENTS

In April 2015, the FASB issued ASU No. 2015-03 “Interest-Imputation of Interest,” which is intended to simplify the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments resulting from ASU No. 2015-03 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted for financial statements that have not previously been issued. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02 “Consolidation,” which modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments resulting from ASU No. 2015-02 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of March 31, 2015, the Company’s 6.625% Senior Notes, 5.125% Senior Notes, 5 7/8% Senior Notes and 5.875% Senior Notes were fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”). The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2015
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$144,383	$339,887	$64,967	$(121,868)	$427,369
Operating expenses	116,225	268,781	54,771	(121,868)	317,909
Depreciation and amortization	6,203	17,697	1,040	—	24,940
General and administrative expenses	10,323	16,880	4,645	—	31,848

Operating income	11,632	36,529	4,511	—	52,672
Interest income	6,178	1,231	2,137	(7,473)	2,073
Interest expense	(14,310)	(14,636)	(3,173)	7,473	(24,646)

Income before income taxes and equity in earnings of affiliates	3,500	23,124	3,475	—	30,099
Income tax provision	—	1,740	1,088	—	2,828
Equity in earnings of affiliates, net of income tax provision	—	—	1,485	—	1,485

Income before equity in income of consolidated subsidiaries	3,500	21,384	3,872	—	28,756
Income from consolidated subsidiaries, net of income tax provision	25,256	—	—	(25,256)	—

Net income	28,756	21,384	3,872	(25,256)	28,756
Net loss attributable to noncontrolling interests	—	—	21		21

Net income attributable to The GEO Group, Inc.	$28,756	$21,384	$3,893	$(25,256)	$28,777

Net income	$28,756	$21,384	$3,872	$(25,256)	$28,756
Other comprehensive income (loss), net of tax	—	40	(5,761)	—	(5,721)

Total comprehensive income (loss)	$28,756	$21,424	$(1,889)	$(25,256)	$23,035
Comprehensive loss attributable to noncontrolling interests	—	—	37	—	37

Comprehensive income (loss) attributable to The GEO Group, Inc.	$28,756	$21,424	$(1,852)	$(25,256)	$23,072

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2014
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$134,754	$314,985	$52,331	$(108,933)	$393,137
Operating expenses	107,222	250,680	42,954	(108,933)	291,923
Depreciation and amortization	6,406	16,634	1,102	—	24,142
General and administrative expenses	9,339	15,536	3,627	—	28,502

Operating income	11,787	32,135	4,648	—	48,570
Interest income	5,536	436	679	(5,919)	732
Interest expense	(11,074)	(13,763)	(1,734)	5,919	(20,652)

Income before income taxes and equity in earnings of affiliates	6,249	18,808	3,593	—	28,650
Income tax provision	—	1,294	844	—	2,138
Equity in earnings of affiliates, net of income tax provision	—	—	1,484	—	1,484

Income before equity in income of consolidated subsidiaries	6,249	17,514	4,233	—	27,996
Income from consolidated subsidiaries, net of income tax provision	21,747	—	—	(21,747)	—

Net income	27,996	17,514	4,233	(21,747)	27,996
Net income attributable to noncontrolling interests	—	—	(6)	—	(6)

Net income attributable to The GEO Group, Inc.	$27,996	$17,514	$4,227	$(21,747)	$27,990

Net income	$27,996	$17,514	$4,233	$(21,747)	$27,996
Other comprehensive income, net of tax	—	19	1,027	—	1,046

Total comprehensive income	$27,996	$17,533	$5,260	$(21,747)	$29,042
Comprehensive loss attributable to noncontrolling interests	—	—	(2)	—	(2)

Comprehensive income attributable to The GEO Group, Inc.	$27,996	$17,533	$5,258	$(21,747)	$29,040

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

	As of March 31, 2015
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$12,962	$12,433	$43,586	$—	$68,981
Restricted cash and investments	—	—	8,489	—	8,489
Accounts receivable, less allowance for doubtful accounts	97,109	150,561	13,610	—	261,280
Current deferred income tax assets	—	21,657	4,227	—	25,884
Prepaid expenses and other current assets	5,545	21,853	18,176	(1,154)	44,420

Total current assets	115,616	206,504	88,088	(1,154)	409,054

Restricted Cash and Investments	126	15,175	7,916	—	23,217
Property and Equipment, Net	738,622	1,085,096	83,345	—	1,907,063
Contract Receivable	—	—	87,042	—	87,042
Direct Finance Lease Receivable	—	—	7,077	—	7,077
Intercompany Receivable	963,417	138,933	—	(1,102,350)	—
Non-Current Deferred Income Tax Assets	—	—	5,873	—	5,873
Goodwill	34	600,731	440	—	601,205
Intangible Assets, Net	—	223,194	977	—	224,171
Investment in Subsidiaries	1,146,712	238,847	—	(1,385,559)	—
Other Non-Current Assets	24,635	111,702	46,957	(80,075)	103,219

Total Assets	$2,989,162	$2,620,182	$327,715	$(2,569,138)	$3,367,921

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$8,471	$49,757	$2,307	$—	$60,535
Accrued payroll and related taxes	—	42,159	13,692	—	55,851
Accrued expenses and other	41,609	67,228	28,138	(1,154)	135,821
Current portion of capital lease obligations, long-term debt and non-recourse debt	3,001	1,241	12,406	—	16,648

Total current liabilities	53,081	160,385	56,543	(1,154)	268,855

Non-Current Deferred Income Tax Liabilities	(4,351)	14,414	5	—	10,068
Intercompany Payable	114,710	971,134	16,506	(1,102,350)	—
Other Non-Current Liabilities	4,301	142,741	32,699	(80,075)	99,666
Capital Lease Obligations	—	9,574	—	—	9,574
Long-Term Debt	1,795,267	—	—	—	1,795,267
Non-Recourse Debt	—	—	158,060	—	158,060
Commitments & Contingencies and Other
Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,026,154	1,321,934	63,625	(1,385,559)	1,026,154
Noncontrolling Interests	—	—	277	—	277

Total Shareholders’ Equity	1,026,154	1,321,934	63,902	(1,385,559)	1,026,431

Total Liabilities and Shareholders’ Equity	$2,989,162	$2,620,182	$327,715	$(2,569,138)	$3,367,921

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

	As of December 31, 2014
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$18,492	$782	$22,063	$—	$41,337
Restricted cash and investments	—	—	4,341	—	4,341
Accounts receivable, less allowance for doubtful accounts	92,456	159,505	17,077	—	269,038
Current deferred income tax assets	—	21,657	4,227	—	25,884
Prepaid expenses and other current assets	7,022	19,593	11,345	(1,154)	36,806

Total current assets	117,970	201,537	59,053	(1,154)	377,406

Restricted Cash and Investments	228	13,729	5,621	—	19,578
Property and Equipment, Net	726,238	961,896	84,032	—	1,772,166
Direct Finance Lease Receivable	—	—	9,256	—	9,256
Contract Receivable	—	—	66,229		66,229
Intercompany Receivable	962,314	119,414	—	(1,081,728)	—
Non-Current Deferred Income Tax Assets	—	—	5,873	—	5,873
Goodwill	34	493,389	467	—	493,890
Intangible Assets, Net	—	154,237	1,038	—	155,275
Investment in Subsidiaries	855,870	438,243	—	(1,294,113)	—
Other Non-Current Assets	25,635	110,105	46,838	(80,043)	102,535

Total Assets	$2,688,289	$2,492,550	$278,407	$(2,457,038)	$3,002,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$7,549	$47,130	$3,476	$—	$58,155
Accrued payroll and related taxes	—	24,184	14,372	—	38,556
Accrued expenses and other	47,637	75,574	18,555	(1,154)	140,612
Current portion of capital lease obligations, long-term debt and non-recourse debt	3,001	1,170	12,581	—	16,752

Total current liabilities	58,187	148,058	48,984	(1,154)	254,075

Non-Current Deferred Income Tax Liabilities	(4,095)	14,170	(7)	—	10,068
Intercompany Payable	121,327	942,071	18,330	(1,081,728)	—
Other Non-Current Liabilities	4,372	143,584	19,507	(80,034)	87,429
Capital Lease Obligations	—	9,856	—	—	9,856
Long-Term Debt	1,462,819	—	—	—	1,462,819
Non-Recourse Debt	—	—	131,968	—	131,968
Commitments & Contingencies and Other
Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,045,679	1,234,811	59,311	(1,294,122)	1,045,679
Noncontrolling Interests	—	—	314	—	314

Total Shareholders’ Equity	1,045,679	1,234,811	59,625	(1,294,122)	1,045,993

Total Liabilities and Shareholders’ Equity	$2,688,289	$2,492,550	$278,407	$(2,457,038)	$3,002,208

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2015
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:

Net cash provided by operating activities	$35,300	$30,416	$(4,971)	$60,745

Cash Flow from Investing Activities:
Acquisition of LCS, net of cash acquired	(307,403)	—	—	(307,403)
Proceeds from sale of property and equipment	—	20	—	20
Insurance proceeds - damaged property	—	700	—	700
Change in restricted cash and investments	102	(6,443)	(1,767)	(8,108)
Capital expenditures	(20,561)	(13,042)	(595)	(34,198)

Net cash used in investing activities	(327,862)	(18,765)	(2,362)	(348,989)

Cash Flow from Financing Activities:
Proceeds from long-term debt	371,000	—	—	371,000
Payments on long-term debt	(38,750)	—	—	(38,750)
Payments on non-recourse debt	—	—	(1,645)	(1,645)
Proceeds from non-recourse debt	—	—	33,019	33,019
Taxes paid related to net share settlements of equity awards	(1,123)	—	—	(1,123)
Proceeds from reissuance of treasury stock in connection with ESPP	98	—	—	98
Debt issuance costs	—	—	(1,245)	(1,245)
Tax benefit related to equity compensation	569	—	—	569
Proceeds from stock options exercised	1,215	—	—	1,215
Cash dividends paid	(45,977)	—	—	(45,977)

Net cash provided by financing activities	287,032	—	30,129	317,161

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,273)	(1,273)

Net Increase (Decrease) in Cash and Cash Equivalents	(5,530)	11,651	21,523	27,644
Cash and Cash Equivalents, beginning of period	18,492	782	22,063	41,337

Cash and Cash Equivalents, end of period	$12,962	$12,433	$43,586	$68,981

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2014
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:

Net cash provided by operating activities	$28,511	$25,116	$9,525	$63,152
Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	—	165	—	165
Acquisition of Protocol, cash consideration	—	(13,000)	—	(13,000)
Change in restricted cash and investments	(185)	(549)	(2,539)	(3,273)
Capital expenditures	(8,586)	(8,642)	(303)	(17,531)

Net cash used in investing activities	(8,771)	(22,026)	(2,842)	(33,639)
Cash Flow from Financing Activities:
Proceeds from long-term debt	103,000	—	—	103,000
Payments on long-term debt	(108,750)	(240)	—	(108,990)
Payments on non-recourse debt	—	—	(1,403)	(1,403)
Proceeds from reissuance of treasury stock in connection with ESPP	84	—	—	84
Tax benefit related to equity compensation	558	—	—	558
Proceeds from stock options exercised	3,275	—	—	3,275
Cash dividends paid	(41,139)	—	—	(41,139)

Net cash used in financing activities	(42,972)	(240)	(1,403)	(44,615)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	1,040	1,040

Net Increase (Decrease) in Cash and Cash Equivalents	(23,232)	2,850	6,320	(14,062)
Cash and Cash Equivalents, beginning of period	30,730	985	20,410	52,125

Cash and Cash Equivalents, end of period	$7,498	$3,835	$26,730	$38,063

16. SUBSEQUENT EVENTS

Dividend

On April 29, 2015, the Board of Directors declared a quarterly cash dividend of $0.62 per share of common stock, which is to be paid on May 21, 2015 to shareholders of record as of the close of business on May 11, 2015.

Idle Facilities

On April 28, 2015, the Company announced that it has begun to mobilize the company-owned 1,740-bed North Lake Correctional Facility (the “North Lake Facility”) located in Baldwin, Michigan. The decision to mobilize the North Lake Facility was made as a result of the current demand for out-of-state correctional bed space. The mobilization effort will entail hiring staff and purchasing supplies in order to prepare the previously idle North Lake Facility to receive inmates. The Company currently does not have a contract to house inmates at the North Lake Facility, but believes that it may secure one or more contracts in the near future and expects it may need to activate the North Lake Facility in the next sixty to ninety days.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	our ability to remain qualified for taxation as a real estate investment trust, or REIT;

•	our ability to fulfill our debt service obligations and its impact on our liquidity;

•	our ability to activate the inactive beds at our idle facilities;

•	our ability to maintain or increase occupancy rates at our facilities;

•	an increase in unreimbursed labor rates;

•	our ability to expand, diversify and grow our correctional, detention, reentry, community-based services, youth services, monitoring services, evidence-based supervision and treatment programs and secure transportation services businesses;

•	our ability to win management contracts for which we have submitted proposals, retain existing management contracts and meet any performance standards required by such management contracts;

•	our ability to control operating costs associated with contract start-ups;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to estimate the government’s level of dependency on privatized correctional services;

•	our ability to accurately project the size and growth of the U.S. and international privatized corrections industry and our ability to capitalize on opportunities for public-private partnerships;

•	our ability to successfully respond to delays encountered by states privatizing correctional services and cost savings initiatives implemented by a number of states;

•	our ability to develop long-term earnings visibility;

•	our ability to identify suitable acquisitions, and to successfully complete and integrate such acquisitions on satisfactory terms, and estimate the synergies to be achieved as a result of such acquisitions;

•	our exposure to the impairment of goodwill and other intangible assets as a result of our acquisitions;

•	our ability to successfully conduct our operations in the United Kingdom, South Africa and Australia through joint ventures or a consortium;

•	our ability to obtain future financing on satisfactory terms or at all, including our ability to secure the funding we need to complete ongoing capital projects;

•	our exposure to political and economic instability and other risks impacting our international operations;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, Canada, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;

•	our exposure to risks impacting our information systems, including those that may cause an interruption, delay or failure in the provision of our services;

•	our exposure to rising general insurance costs;

•	our exposure to state, federal and foreign income tax law changes, including changes to the REIT provisions and our exposure as a result of federal and international examinations of our tax returns or tax positions;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising employee and inmate medical costs;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us and continue to operate under our existing agreements and/or renew our existing agreements;

•	our ability to pay quarterly dividends consistent with our requirements as a REIT, and expectations as to timing and amounts;

•	our ability to comply with government regulations and applicable contractual requirements;

•	our ability to acquire, protect or maintain our intellectual property;

•	the risk that future sales of shares of our common stock could adversely affect the market price of our common stock and may be dilutive; and

•	other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2014 and our Current Reports on Form 8-K filed with the SEC.

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q.

Introduction

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward- looking statements as a result of numerous factors including, but not limited to, those described above under “Forward Looking Information”, those described below under “Part II - Item 1A. Risk Factors” and under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. The discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and management of correctional, detention and reentry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa, and the United Kingdom. We own, lease and operate a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, and community based reentry facilities. We offer counseling, education and/or treatment to inmates with alcohol and drug abuse problems at most of the domestic facilities we manage. We are also a provider of innovative compliance technologies, industry- leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants.

Our worldwide operations include the management and/or ownership of approximately 86,000 beds at 106 correctional, detention and reentry facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of monitoring of more than 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

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

For the three months ended March 31, 2015 and March 31, 2014, we had consolidated revenues of $427.4 million and $393.1 million, respectively, and we maintained an average company wide facility occupancy rate of 93.0% including 80,898 active beds and excluding 4,680 beds marketed to potential customers for the three months ended March 31, 2015, and 95.5% including 71,239 active beds and excluding 5,756 idle beds marketed to potential customers for the three months ended March 31, 2014.

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

During the three months ended March 31, 2015 and the year ended December 31, 2014, respectively, we declared and paid the following regular cash distributions to our shareholders as follows:

Declaration Date	Record Date	Payment Due	Distribution Per Share	Aggregate Payment Amount (in millions)
February 18, 2014	March 3, 2014	March 14, 2014	$0.57	$41.1
April 28, 2014	May 15, 2014	May 27, 2014	$0.57	$41.5
August 5, 2014	August 18, 2014	August 29, 2014	$0.57	$41.4
November 5, 2014	November 17, 2014	November 26, 2014	$0.62	$46.0
February 6, 2015	February 17, 2015	February 27, 2015	$0.62	$46.0

On April 29, 2015, our Board of Directors declared a quarterly cash dividend of $0.62 per share of common stock, which is to be paid on May 21, 2015 to shareholders of record as of the close of business on May 11, 2015.

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 26, 2015, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the fiscal year ended December 31, 2014.

Fiscal 2015 Developments

Contract Awards

We are currently marketing approximately 4,386 vacant beds at five of our idle facilities to potential customers. The carrying values of these idle facilities totaled approximately $103.9 million as of March 31, 2015, excluding equipment and other assets that can be easily transferred for use at other facilities.

On January 28, 2015, we announced that we signed a contract for the reactivation of our company-owned, 400-bed Mesa Verde Detention Facility (the “Mesa VerdeFacility”) in California. The Mesa Verde Facility will house immigration detainees under an intergovernmental service agreement between the City of McFarland and U.S. Immigration Customs and Enforcement (“ICE”).

On February 18, 2015, we announced the closing of our previously announced acquisition of eight correctional and detention facilities (the “LCS Facilities”) totaling more than 6,500 beds from LCS Corrections Services, Inc. and its affiliates (collectively, “LCS”). Refer to Note 2 - Business Combinations included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On April 28, 2015, we announced that we have begun to mobilize our company-owned 1,740-bed North Lake Correctional Facility (the “North Lake Facility”) located in Baldwin, Michigan. The decision to mobilize the North Lake Facility was made as a result of the current demand for out-of-state correctional bed space. The mobilization effort will entail hiring staff and purchasing supplies in order to prepare the previously idle North Lake Facility to receive inmates. We currently do not have a contract to house inmates at the North Lake Facility, but we believe that we may secure one or more contracts in the near future and expect we may need to activate the North Lake Facility in the next sixty to ninety days.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2015, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of Three Months Ended March 31, 2015 and Three Months Ended March 31, 2014

Revenues

	2015	% of Revenue	2014	% of Revenue	$ Change	% Change
			(Dollars in thousands)
U.S. Corrections & Detention	$285,609	66.8%	$266,715	67.8%	$18,894	7.1%
GEO Care	79,356	18.6%	76,652	19.5%	2,704	3.5%
International Services	40,654	9.5%	49,770	12.7%	(9,116)	(18.3)%
Facility Construction & Design	21,750	5.1%	—	—%	21,750	100.0%

Total	$427,369	100.0%	$393,137	100.0%	$34,232	8.7%

U.S. Corrections & Detention

Revenues increased in the Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014 primarily due to aggregate increases of $10.7 million resulting from: (i) the activation and intake of detainees at our Alexandria Staging facility in November 2014; (ii) the activation and intake of inmates at our McFarland Female Community Reentry facility; and (iii) the acquisition of the LCS Facilities in February 2015. We also experienced aggregate increases in revenues of $8.2 million at certain of our facilities primarily due to net increases in population, transportation services and/or rates.

The number of compensated mandays in U.S. Corrections & Detention facilities was approximately 4.8 million in the Three Months Ended March 31, 2015 and 4.5 million in the Three Months Ended March 31, 2014. We experienced an aggregate net increase of approximately 245,000 mandays as a result of our new contracts and business acquisition discussed above and also as a result of increases in population at certain facilities. These increases were partially offset by decreases resulting from lower populations at certain facilities. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Corrections & Detention facilities was 93.4% and 96.1% of capacity in the Three Months Ended March 31, 2015 and the Three Months Ended March 31, 2014 respectively, excluding idle facilities.

Average occupancy declined to 93.4% from 96.1% and was driven primarily by our acquisition and integration of eight correctional and detention LCS Facilities totaling more than 6,500 beds in February 2015. As we have previously disclosed, the LCS Facilities have been historically underutilized with current average occupancy rates of approximately 50%. Additionally, as we have previously discussed, federal populations tend to experience seasonal fluctuations primarily during the first quarter and part of the second quarter of each year. We believe that the uncertainty related to the fiscal year 2015 budget for the Department of Homeland Security during the first few months of 2015 may have also contributed to additional softness in federal populations.

GEO Care

The increase in revenues for GEO Care in the Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014 is primarily attributable to net increases of $1.7 million due to increased counts in our electronic monitoring contracts and ISAP program at BI Incorporated (“BI”). In addition, we experienced an increase of $2.8 million primarily due to new programs and program growth at our community based and reentry centers. These increases were partially offset by decreases in revenues of $1.8 million related to contract terminations and census declines at certain facilities.

International Services

Revenues for International Services in the Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014 decreased by $9.1 million. Contributing to the decrease was the result of foreign exchange rate fluctuations of ($5.4) million resulting from the strengthening of the U.S. dollar against certain international currencies. Additionally, revenues also decreased by $6.4 million in our United Kingdom subsidiary due to the winding down of our Harmondworth management contract. These decreases were partially offset by an aggregate net increase of $2.7 million primarily attributable to our Australian subsidiary related to population increases, contractual increases linked to the inflationary index and the provision of additional services under certain contracts.

Facility Construction & Design

The increase in revenues for our Facility Construction & Design services is due to the commencement of design and construction activity for our new Ravenhall Prison Contract executed in September 2014 with the Department of Justice in the State of Victoria, Australia.

Operating Expenses

	2015	% of Segment Revenues	2014	% of Segment Revenues	$ Change	% Change
			(Dollars in thousands)
U.S. Corrections & Detention	$205,509	72.0%	$191,777	71.9%	$13,732	7.2%
GEO Care	53,010	66.8%	53,596	69.9%	(586)	(1.1)%
International Services	38,242	94.1%	46,550	93.5%	(8,308)	(17.8)%
Facility Construction & Design	21,148	97.2%	—	—%	21,148	100.0%

Total	$317,909	74.4%	$291,923	74.3%	$25,986	8.9%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and community based facilities.

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention reflects an increase of $9.9 million due to (i) the activation and intake of detainees at our Alexandria Staging facility in November 2014; (ii) the activation and intake of inmates at our McFarland Female Community Reentry facility; and (iii) the acquisition of the LCS Facilities in February 2015. We also experienced increases of $5.4 million at certain of our facilities primarily attributable to net population increases, increased transportation services and the variable costs associated with those increases. Additionally, we recorded a decrease to our insurance reserves of approximately $1.5 million during the three months ended March 31, 2015 which partially offset these increases.

GEO Care

Operating expenses for GEO Care decreased by $0.6 million during the Three Months Ended March 31, 2015 from the Three Months Ended March 31, 2014 primarily due to the following: (i) decreases that resulted from contract termination and census declines of $1.9 million; and (ii) the reversal of certain claim reserves in the amount of $1.8 million which also led to a decrease in operating expenses as a percentage of revenues. These decreases were partially offset by increases of $3.1 million due to the following: (i) variable costs associated with increases in our electronic monitoring contracts and ISAP program at BI; and (ii) new contracts and program growth at our community based and reentry centers.

International Services

Operating expenses for International Services in the Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014 decreased by $8.3 million. Contributing to the decrease was the result of foreign exchange rate fluctuations of ($4.9) million resulting from the strengthening of the U.S. dollar against certain international currencies. Additionally, operating expenses also decreased by $5.6 million in our United Kingdom subsidiary due to the winding down of our Harmondworth management contract. These decreases were partially offset by an aggregate net increase of $2.2 million primarily attributable to our Australian subsidiary related to population increases, contractual increases linked to the inflationary index and the provision of additional services under certain contracts.

Facility Construction & Design

The increase in expenses for our Facility Construction & Design services is due to the commencement of design and construction activity for our new Ravenhall Prison Contract executed in September 2014 with the Department of Justice in the State of Victoria, Australia.

Depreciation and Amortization

	2015	% of Segment Revenue	2014	% of Segment Revenue	$ Change	% Change
			(Dollars in thousands)
U.S. Corrections & Detention	$16,503	5.8%	$16,128	6.0%	$375	2.3%
GEO Care	7,840	9.9%	7,355	9.6%	485	6.6%
International Services	597	1.5%	659	1.3%	(62)	(9.4)%
Facility Construction & Design	—	—%	—	—	—	—%

Total	$24,940	5.8%	$24,142	6.1%	$798	3.3%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense increased slightly in the Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014 primarily due to additional depreciation and amortization related to the acquisition of the LCS Facilities in February 2015. Refer to Note 2 - Business Combinations of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

GEO Care

GEO Care depreciation and amortization expense increased slightly in the Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014 primarily due to renovations made at several of our facilities.

International Services

Depreciation and amortization expense was fairly consistent in the Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014 as there were no significant additions during 2014 or 2015 at our international subsidiaries.

Other Unallocated Operating Expenses

	2015	% of Revenue	2015	% of Revenue	$ Change	% Change
			(Dollars in thousands)
General and Administrative Expenses	$31,848	7.5%	$28,502	7.2%	$3,346	11.7%

General and administrative expenses comprise substantially all of our other unallocated operating expenses primarily including corporate management salaries and benefits, professional fees and other administrative expenses. The increase in general and administrative expenses in the Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014 was primarily attributable to nonrecurring professional fees of $2.2 million incurred in connection with our acquisition of the LCS Facilities in February 2015.

Non Operating Expenses

Interest Income and Interest Expense

	2015	% of Revenue	2014	% of Revenue	$ Change	% Change
			(Dollars in thousands)
Interest Income	$2,073	0.5%	$732	0.2%	$1,341	183.2%
Interest Expense	$24,646	5.8%	$20,652	5.3%	$3,994	19.3%

Interest income increased in the Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014 primarily due to interest income earned on our contract receivable related to our prison project in Ravenhall, Australia. Refer to Note 12 - Business Segments and Geographical Information of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest expense increased in the Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014 primarily due to construction loan interest related to our prison project in Ravenhall, Australia as well as additional Revolver interest incurred in connection with our acquisition of the LCS Facilities. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Provision

	2015	Effective Rate	2014	Effective Rate	$ Change	% Change
			(Dollars in thousands)
Income Taxes	$2,828	9.4%	$2,138	7.5%	$690	32.3%

The provision for income taxes during the Three Months Ended March 31, 2015 increased by $0.7 million compared to the Three Months Ended March 31, 2014 and the effective tax rate increased from 7.5% to 9.4%. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. Our wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. As a result of incremental business profitability in our taxable REIT subsidiaries, or TRS, our estimated composition of taxable income changed resulting in an increase in our estimated annual effective tax rate. We estimate our annual effective tax rate to be approximately 10% exclusive of any non-recurring items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2015	% of Revenue	2014	% of Revenue	$ Change	% Change
			(Dollars in thousands)
Equity in Earnings of Affiliates	$1,485	0.3%	$1,484	0.4%	$1	0.1%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings of SACS and GEOAmey, respectively. Overall, equity in earnings of affiliates during the Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014 was relatively consistent as a result of consistent performance by SACS and GEOAmey during the periods.

Financial Condition

Capital Requirements

Our current cash requirements consist of amounts needed for working capital, distributions of our REIT taxable income in order to maintain our REIT qualification, debt service, supply purchases, investments in joint ventures, and capital expenditures related to either the development of new correctional, detention and reentry facilities, or the maintenance of existing facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass- through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. In connection with GEOAmey, our joint venture in the United Kingdom, we and our joint venture partner have each provided a line of credit of £12 million, or $20.5 million, based on exchange rates as of March 31, 2015, for GEOAmey’s operations. As of March 31, 2015, $15.6 million was outstanding.

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing capital projects will be $252.1 million of which $86.1 million was spent through the Three Months Ended March 31, 2015 2015. We estimate that the remaining capital requirements related to these capital projects will be $166.0 million which will be spent through 2017. Included in these commitments is a contractual commitment to provide a capital contribution towards the design and construction of a prison project in Ravenhall, a locality near Melbourne, Australia, in the amount of AUD 115 million, or $88.4 million, based on exchange rates as of March 31, 2015. This capital contribution is expected to be made in January 2017. Additionally, in connection with the Ravenhall Prison Project, the Company has a contractual commitment for construction of the facility and has entered into a syndicated facility agreement with National Australia Bank Limited to provide funding for the project up to AUD 791.0 million, or $608.4 million, based on exchange rates as of March 31, 2015.

Liquidity and Capital Resources

Indebtedness

On August 27, 2014, we executed a second amended and restated credit agreement by and among us and GEO Corrections Holdings, Inc., as Borrowers, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (the “Credit Agreement”).

The Credit Agreement evidences a credit facility (the “Credit Facility”) consisting of a $296.3 million term loan (the “Term Loan”) bearing interest at LIBOR plus 2.50% (with a LIBOR floor of .75%), and a $700.0 million revolving credit facility (the “Revolver”) initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD 225 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars (the “Australian LC Facility”). At March 31, 2015, we had approximately AUD 214 million in letters of credit outstanding under the Australian LC Facility in connection with certain performance guarantees related to a prison project in Ravenhall, Australia. Amounts to be borrowed by us under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The Revolver component is scheduled to mature on August 27, 2019 and the Term Loan component is scheduled to mature on April 3, 2020.

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

Events of default under the Credit Agreement include, but are not limited to, (i) our failure to pay principal or interest when due, (ii) our material breach of any representation or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) certain material environmental liability claims which have been asserted against us, and (viii) a change in control. We were in compliance with all of the covenants of the Credit Agreement as of March 31, 2015.

As of March 31, 2015, we had $294.8 million in aggregate borrowings outstanding, net of discount, under the Term Loan and $403.0 million in borrowings under the Revolver, and approximately $59.0 million in letters of credit which left $238.0 million in additional borrowing capacity under the Revolver. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

On September 25, 2014, we completed an offering of $250.0 million aggregate principal amount of senior unsecured notes. The notes will mature on October 15, 2024 and have a coupon rate and yield to maturity of 5.875%. Interest is payable semi- annually in cash in arrears on April 15 and October 15, which commenced on April 15, 2015. The 5.875% Senior Notes are guaranteed on a senior unsecured basis by all our restricted subsidiaries that guarantee obligations. The 5.875% Senior Notes rank equally in right of payment with any unsecured, unsubordinated indebtedness of the Company and the guarantors, including our 6.625% senior notes due 2021, the 5 7/8% senior notes due 2022, the 5.125% senior notes due 2023, and the guarantors’ guarantees thereof, senior in right of payment to any future indebtedness of ours and the guarantors that is expressly subordinated to the 5.875% Senior Notes and the guarantees, effectively junior to any secured indebtedness of ours and the guarantors, including indebtedness under our senior credit facility, to the extent of the value of the assets securing such indebtedness, and structurally junior to all obligations of our subsidiaries that are not guarantors. The sale of the 5.875% Senior Notes was registered under our automatic shelf registration statement on Form S-3 filed on September 12, 2014. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

In connection with a new design and build prison project agreement in Australia with the State of Victoria, in September 2014, we entered into a syndicated facility agreement (the “Construction Facility”) with National Australia Bank Limited to provide debt financing for construction of the project. The Construction Facility provides for non-recourse funding up to AUD 791.0 million, or $608.4 million, based on exchange rates as of March 31, 2015. Construction draws will be funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility is through October 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. After October 2019, the Construction Facility will be converted to a term loan with payments due quarterly beginning in 2019 through 2041. In accordance with the terms of the Construction Facility, upon completion and commercial acceptance of the prison, in accordance with the prison contract, the State will make a lump sum payment of AUD 310 million, or $238.4 million, based on exchange rates as of March 31, 2015, towards a portion of the outstanding principal. The remaining outstanding principal balance will be repaid over the term of the operating agreement. As of March 31, 2015, $107.7 million was outstanding under the Construction Facility. We also entered into interest rate swap and interest rate cap agreements related to our non-recourse debt in connection with the project. Refer to Note 9 - Derivative Financial Instruments of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

On October 3, 2013, we completed an offering of $250.0 million aggregate principal amount of 5 7⁄8% Senior Notes. The 5 7⁄8% Senior Notes will mature on January 15, 2022 and have a coupon rate and yield to maturity of 5 7⁄8% Interest is payable semi- annually on January 15 and July 15 each year, which commenced on January 15, 2014. The proceeds received from the 5 7⁄8% Senior Notes were used, together with cash on hand, to fund the repurchase, redemption or other discharge of our 7 3/4% Senior Notes and to pay related transaction fees and expenses. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

On March 19, 2013, we completed an offering of $300.0 million aggregate principal amount of 5.125% Senior Notes. The 5.125% Senior Notes will mature on April 1, 2023 and have a coupon rate and yield to maturity of 5.125%. Interest is payable semi-annually on April 1 and October 1 each year, which commenced on October 1, 2013. A portion of the proceeds received from the 5.125% Senior Notes were used on the date of the financing to repay the prior revolver credit draws outstanding under the prior senior credit facility. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

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

In addition to the debt outstanding under the Credit Facility, the 6.625% Senior Notes, the 5.125% Senior Notes, the 5 7⁄8% Senior Notes and 5.875% Senior Notes discussed above, we also have significant debt obligations which, although these obligations are non-recourse to us, require cash expenditures for debt service. Our significant debt obligations could have material consequences. See “Risk Factors-Risks Related to Our High Level of Indebtedness” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. We are exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. We also have guaranteed certain obligations for certain of our international subsidiaries. These non-recourse obligations, commitments and contingencies and guarantees are further discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

We consider opportunities for future business and/or asset acquisitions as we deem appropriate when market conditions present opportunities. If we are successful in our pursuit of any new projects, our cash on hand, cash flows from operations and borrowings under the existing Credit Facility may not provide sufficient liquidity to meet our capital needs and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. In the future, our access to capital and ability to compete for future capital intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the 6.625% Senior Notes, the indenture governing the 5.125% Senior Notes, the indenture governing the 57/8% Senior Notes, the indenture governing the 5.875% Senior Notes and our Credit Agreement. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we expect to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

Prospectus Supplement

On May 8, 2013, the Company filed with the Securities and Exchange Commission a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $100.0 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. On July 18, 2014, the Company filed with the Securities and Exchange Commission a post-effective amendment to its shelf registration statement on Form S-3 (pursuant to which the prospectus supplement had been filed) as a result of the merger of the Company into GEO REIT effective June 27, 2014. During the year ended December 31, 2014, there were approximately 1.5 million shares of common stock sold under the prospectus supplement for net proceeds of $54.7 million. There were no shares of the Company’s common stock sold under the prospectus supplement during the three months ended March 31, 2015.

In September 2014, the Company filed with the Securities and Exchange Commission a new shelf registration statement on Form S-3. On November 10, 2014, in connection with the new shelf registration, the Company filed with the Securities and Exchange Commission a new prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $150.0 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of the Company’s stock issued under this prospectus supplement during the Three Months Ended March 31, 2015.

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

We plan to fund all of our capital needs, including distributions of our REIT taxable income in order to maintain our REIT qualification, and capital expenditures, from cash on hand, cash from operations, borrowings under our Credit Facility and any other financings which our management and Board of Directors, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under the $700.0 million Revolver. Our management believes that cash on hand, cash flows from operations and availability under our Credit Facility will be adequate to support our capital requirements for 2015 as disclosed under “Capital Requirements” above.

Executive Retirement Agreement

We have a non-qualified deferred compensation agreement with our Chief Executive Officer (“CEO”). The current agreement, as amended, provides for a lump sum payment upon retirement, no sooner than age 55. As of January 1, 2013, our CEO had reached age 55 and was eligible to receive the payment upon retirement. If our CEO had retired as of March 31, 2015, we would have had to pay him $7.1 million. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity.

Cash Flow

Cash and cash equivalents as of March 31, 2015 was $69.0 million, compared to $41.3 million as of December 31, 2014.

Operating Activities

Cash provided by operating activities amounted to $60.7 million in the Three Months Ended March 31, 2015 versus cash provided by operating activities of $63.2 million in the Three Months Ended March 31, 2014. Cash provided by operating activities during the Three Months Ended March 31, 2015 was positively impacted by increases in net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, and stock-based compensation expense. Equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by $13.0 million, representing a positive impact on cash. The decrease was primarily driven by the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $16.8 million which positively impacted cash. The increase was primarily driven by increased operations at several new facilities and/or contracts which were activated during 2015 as well as the timing of payments.

Additionally, cash provided by operating activities in the three months ended March 31, 2015 was negatively impacted by an increase in changes in contract receivable of $24.8 million. This increase relates to costs incurred and estimated earnings in excess of billings related to the prison project in Ravenhall, Australia. The contract receivable is expected to grow as construction services are performed and will continue to have a negative impact on cash from operating activities until the balance is ultimately settled with the State. In accordance with the contract, the project will not be billed out until completion and commercial acceptance of the facility.

Cash provided by operating activities in the three months ended March 31, 2014 was positively impacted by increases in net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs and stock-based compensation expense. Equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets increased by $7.2 million, representing a negative impact on cash. The increase was primarily driven by the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $15.8 million which positively impacted cash. The increase was primarily due to a prepayment from GEO Care LLC of $6.5 million in connection with the termination of its services and license agreement as well as the timing of payments.

Investing Activities

Cash used in investing activities of $349.0 million during the Three Months Ended March 31, 2015 was primarily the result of our business acquisition of the LCS Facilities in the amount of $307.4 million and capital expenditures of $34.2 million. Cash used in investing activities during the Three Months Ended March 31, 2014 of $33.6 million was primarily the result of capital expenditures of $17.5 million and cash paid for a business acquisition in the amount of $13.0 million.

Financing Activities

Cash provided by financing activities during the Three Months Ended March 31, 2015 amounted to $317.2 million compared to cash used in financing activities of $44.6 million during the Three Months Ended March 31, 2014. Cash provided by financing activities during the three months ended March 31, 2015 was primarily the result of proceeds from long-term debt of $371.0 million under our Revolver which was primarily used to fund the acquisition of the LCS Facilities. Additionally, we had proceeds from non-recourse debt of $33.0 million related to construction draws for our prison project in Ravenhall, Australia. These increases were partially offset by a decrease for dividends paid of $46.0 million and payments on long-term debt of $38.8 million. Cash used in financing activities during the three months ended March 31, 2014 reflects proceeds from long- term debt of $103.0 million under our Revolver and proceeds from the exercise of stock options of 3.3 million. These increases were offset by payments of $110.4 million on indebtedness and dividends paid of $41.1 million.

Non-GAAP Measures

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

Normalized FFO is defined as FFO adjusted for certain items which by their nature are not comparable from period to period or that tend to obscure the Company’s actual operating performance, including for the periods presented M&A related expenses, net of tax.

AFFO is defined as Normalized FFO adjusted by adding non-cash expenses such as non-real estate related depreciation and amortization, stock based compensation, the amortization of debt costs and other non-cash interest, and non-cash mark-to- market adjustments for derivative instruments and by subtracting recurring consolidated maintenance capital expenditures.

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

We may make adjustments to FFO from time to time for certain other income and expenses that do not reflect a necessary component of our operational performance on the basis discussed above, even though such items may require cash settlement. Because FFO, Normalized FFO and AFFO exclude depreciation and amortization unique to real estate as well as non- operational items and certain other charges that are highly variable from year to year, they provide our investors with performance measures that reflect the impact to operations from trends in occupancy rates, per diem rates, operating costs and interest costs, providing a perspective not immediately apparent from income from continuing operations. We believe the presentation of FFO, Normalized FFO and AFFO provide useful information to investors as they provide an indication of our ability to fund capital expenditures and expand our business. FFO, Normalized FFO and AFFO provide disclosure on the same basis as that used by our management and provide consistency in our financial reporting, facilitate internal and external comparisons of our historical operating performance and our business units and provide continuity to investors for comparability purposes. Additionally, FFO, Normalized FFO and AFFO are widely recognized measures in our industry as a real estate investment trust.

Our reconciliation of net income attributable to The GEO Group, Inc. to FFO, Normalized FFO and AFFO for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Funds From Operations
Net income attributable to The GEO Group, Inc.	$28,777	$27,990
Depreciation real estate assets	13,885	13,381
NAREIT Defined FFO	42,662	41,371
M&A related expenses, net of tax	1,559	—
Normalized Funds from Operations	$44,221	$41,371

Non-real estate related depreciation and amortization	11,055	10,761
Consolidated maintenance capital expenditures	(6,661)	(4,420)
Stock-based compensation expense	2,621	2,466
Amortization of debt costs and other non-cash interest	1,506	1,224
Non-Cash Mark-to-Market Adjustment - Derivative Instruments	189	—

Adjusted Funds from Operations	$52,931	$51,402

Outlook

The following discussion contains statements that are not historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward- looking statements. Please refer to “Part I - Item 1A. Risk Factors” and the “Forward Looking Statements - Safe Harbor” sections in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as well as the “Forward-Looking Statements - Safe Harbor” section and other disclosures contained in this Form 10-Q for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward- looking statements.

Revenue

Domestically, we continue to pursue a number of opportunities for corrections and detention facilities. Continued need for corrections facilities in various states and the need for bed space at the federal level are two of the factors that have contributed to these opportunities.

During 2015, we expect to reactivate two existing company-owned facilities. In March of 2015, we began the intake process at the company-owned, 400-bed Mesa Verde Detention Facility located in Bakersfield, California under an intergovernmental agreement between the City of MacFarland, California and ICE. During the second quarter of 2015, we expect to begin the intake process at the company-owned, 1,940-bed Great Plains Correctional Facility in Hinton, Oklahoma under a new 10-year contract with the Federal Bureau of Prisons, which we announced in late December 2014. The reactivation of these company- owned assets is expected to generate more than $50 million in annualized revenues. Additionally, we expect to complete a 640- bed expansion to the company-owned, 1,300-bed Adelanto Detention Facility in California in the third quarter of 2015 under an amendment to the existing contract with the City of Adelanto which in turn contracts with ICE for the housing of immigration detainees at the facility. We will finance, develop, and manage the $45 million expansion, which will increase the facility’s total capacity to 1,940 beds and is expected to generate approximately $21 million in additional annualized revenues and returns on investment consistent with our company-owned facilities. Finally, we expect to complete the development of a 626-bed expansion to the company-owned, 532-bed Karnes County Residential Center in Texas by the end of 2015 under an amendment to our existing contract with Karnes County, Texas and the existing intergovernmental service agreement between Karnes County and ICE. We will finance, develop, and manage the $36 million expansion, which will increase the facility’s total capacity to 1,158 beds. The expansion is expected to generate approximately $20 million in additional annualized revenues and returns on investment consistent with our company-owned facilities.

We continue to be encouraged by opportunities as discussed above; however any positive trends may, to some extent, be adversely impacted by government budgetary constraints in the future. While state finances overall are stable and revenue collections are meeting expectations in a majority of states, at least 12 states expect a budget shortfall in fiscal year 2015, according to a survey conducted in the fall of 2014 by the National Conference of State Legislatures. As a result of budgetary pressures, state correctional agencies may pursue a number of cost savings initiatives which may include reductions in per diem rates and/or the scope of services provided by private operators. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Additionally, if state budgetary constraints, as discussed above, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations, contract non- renewals, and/or contract re-bids. Although we have historically had a relatively high contract renewal rate, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.

Internationally, we are exploring a number of opportunities in our current markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk. In September 2014, we announced that a consortium led by us and comprised of The GEO Group Australia Pty. Ltd., John Holland Construction and Honeywell signed a contract with the Department of Justice in the State of Victoria for the development and operation of a 1,300-bed capacity prison in Ravenhall, Australia. The Ravenhall facility will be developed under a public-private partnership financing structure with a capital contribution from us of approximately AUD 115 million and we anticipate returns on investment consistent with our company-owned facilities.

With respect to our reentry services, electronic monitoring services, and youth services business conducted through our GEO Care business segment, we are currently pursuing a number of business development opportunities. Relative to opportunities for community-based reentry services, we are working with our existing federal, state, and local correctional clients to leverage new opportunities for both residential reentry facilities as well as non-residential day reporting centers. We continue to expend resources on informing state and local governments about the benefits of public-private partnerships, and we anticipate that there will be new opportunities in the future as those efforts begin to yield results. We believe we are well positioned to capitalize on any suitable opportunities that become available in this area.

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related cost represented 57.0% of our operating expenses during the three months ended March, 31, 2015. Additional significant operating expenses include food, utilities and inmate medical costs. During the three months ended March 31, 2015, operating expenses totaled 74.4% of our consolidated revenues. Our operating expenses as a percentage of revenues in 2015 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2015, we will incur carrying costs for facilities that are currently vacant. As of March 31, 2015, our worldwide operations include the management and/or ownership of approximately 86,000 beds at 106 correctional, detention, reentry, youth services and community-based facilities including idle facilities, and also include the provision of monitoring of approximately 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During the three months ended March 31, 2015, general and administrative expenses totaled 7.5% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenues in 2015 to remain consistent or decrease as a result of cost savings initiatives and decreases in nonrecurring costs related to our REIT conversion. We expect business development costs to remain consistent or increase slightly as we pursue additional business development opportunities in all of our business lines. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

Idle Facilities

We are currently marketing approximately 4,386 vacant beds at five of our idle facilities to potential customers. The annual carrying cost of idle facilities in 2015 is estimated to be $17.0 million, including depreciation expense of $3.0 million. As of March 31, 2015, these facilities had a net book value of $103.9 million. We currently do not have any firm commitment or agreement in place to activate these facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. Currently, our North Lake Correctional Facility located in Baldwin, Michigan has been idle the longest of our idle facility inventory. On April 28, 2015, we announced that we have begun to mobilize our North Lake Correctional facility. The decision to mobilize the facility was made as a result of the current demand for out-of-state correctional bed space. The mobilization effort will entail hiring staff and purchasing supplies in order to prepare the previously idle facility to receive inmates. We currently do not have a contract to house inmates at the facility, but we believe that we may secure one or more contracts in the near future and we expect we may need to activate the facility in the next sixty to ninety days. These idle facilities are included in the U.S. Corrections & Detention segment. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if all of these idle facilities were to be activated using our U.S. Corrections & Detention average per diem rate in 2015 (calculated as the U.S. Corrections & Detention revenue divided by the number of U.S. Corrections & Detention mandays) and based on the average occupancy rate in our U.S. Corrections & Detention facilities for 2015, we would expect to receive incremental annualized revenue of approximately $90 million and an annualized increase in earnings per share of approximately $0.20 to $0.25 per share based on our average U.S. Corrections and Detention operating margin.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Credit Facility. Payments under the Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Credit Facility of $697.8 million and $59.0 million in outstanding letters of credit, as of March 31, 2015, for every one percent increase in the average interest rate applicable to the Credit Facility, our total annual interest expense would increase by $7.0 million.

We have entered into certain interest rate swap arrangements for hedging purposes, fixing the interest rate on our Australian non-recourse debt related to the Fullham facility to 9.7%. We have also entered into certain interest rate swap arrangements for hedging purposes, fixing the interest rates on our Australian non-recourse debt related to our Ravenhall Project to 3.3% during the design and construction phase and 4.2% during the operating phase. The difference between the floating rate and the swap rate on these instruments is recognized in interest expense within the respective entity. Because the interest rates with respect to these instruments are fixed, a hypothetical one percent change in the current interest rate would not have a material impact on our financial condition or results of operations.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the Australian dollar, the Canadian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at March 31, 2015, every 10 percent change in historical currency rates would have approximately a $2.7 million effect on our financial position and approximately a $0.2 million impact on our results of operations during the Three Months Ended March 31, 2015.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information required herein is incorporated by reference from Note 11 - Commitments, Contingencies and Other in the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS.

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014 includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 - January 31, 2015	—	$—	—	$—
February 1, 2015 - February 28, 2015	—	$—	—	$—
March 1, 2015 - March 31, 2015	25,012	$44.05	—	$—

(1)	The Company withheld these shares through net share settlements to satisfy minimum statutory tax withholding requirements upon vesting of shares of restricted stock held by employees. These purchases were not made as part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM  4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

(A) Exhibits

2.1	Asset Purchase Agreement, dated as of January 25, 2015, entered into among The GEO Group, Inc. (“GEO”), Correctional Properties, LLC, a Delaware limited liability company and subsidiary of GEO (“Correctional Properties,” and collectively with GEO, the “Purchaser”), LCS Corrections Services, Inc. (“LCS Corrections Services”), LCS-Hidalgo, LLC (“LCS-Hidalgo”), LCS-Caldwell, LLC (“LCS-Caldwell”), LCS-Basile, LLC (“LCS-Basile”), LCS-Pine Prairie, LLC (“LCS-Pine”), LCS-Brooks, LLC (“LCS-Brooks”), LCS-Nueces, LLC (“LCS- Nueces”), LCS-Tensas, LLC (“LCS-Tensas”), Perry Detention Services, LLC (“Perry” and collectively with LCS Corrections Services, LCS-Hidalgo, LCS- Caldwell, LCS-Basile, LCS Pine, LCS-Brooks, LCS-Nueces and LCS-Tensas, the “Companies”), and the equity holders of the Companies named in the Agreement (the “Company Equityholders,” and collectively with the “Companies,” the “Sellers”).*

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. Additionally, the exhibits and schedules to the Asset Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally to the SEC, upon request, a copy of the omitted exhibits and schedule.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date: May 6, 2015	/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer
(duly authorized officer and principal financial officer)