Form 10-Q
period 2015-09-30
GEO GROUP INC
filed 2015-11-06
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 4, 2015, the registrant had 74,655,580 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2015 AND 2014

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues	$469,866	$457,900	$1,343,181	$1,263,880
Operating expenses	345,966	342,216	997,812	934,197
Depreciation and amortization	27,127	24,079	78,628	71,969
General and administrative expenses	33,742	28,287	97,764	84,937

Operating income	63,031	63,318	168,977	172,777
Interest income	2,992	1,048	7,933	2,604
Interest expense	(27,314)	(21,408)	(78,610)	(62,662)

Income before income taxes and equity in earnings of affiliates	38,709	42,958	98,300	112,719
Provision for income taxes	1,758	5,537	6,954	11,062
Equity in earnings of affiliates, net of income tax provision of $583, $711, $1,712 and $1,914, respectively	1,340	1,544	3,949	4,202

Net income	38,291	38,965	95,295	105,859
Net loss attributable to noncontrolling interests	21	26	79	20

Net income attributable to The GEO Group, Inc.	$38,312	$38,991	$95,374	$105,879

Weighted-average common shares outstanding:
Basic	73,757	72,380	73,658	71,862
Diluted	73,919	72,637	73,906	72,130
Net income per common share attributable to The GEO Group, Inc.:
Basic:
Net income per common share attributable to The GEO Group, Inc. - basic	$0.52	$0.54	$1.29	$1.47

Diluted:
Net income per common share attributable to The GEO Group, Inc. - diluted	$0.52	$0.54	$1.29	$1.47

Dividends declared per share	$0.62	$0.57	$1.86	$1.71

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2015 AND 2014

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$38,291	$38,965	$95,295	$105,859
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(3,014)	(3,125)	(4,982)	(1,501)
Pension liability adjustment, net of tax (provision) benefit of $21, $12, $63 and $37, respectively	43	19	120	58
Unrealized loss on derivative instrument classified as cash flow hedge, net of tax benefit of $604, $2,139, $484 and $2,148, respectively	(3,470)	(4,877)	(2,453)	(4,858)

Total other comprehensive loss, net of tax	(6,441)	(7,983)	(7,315)	(6,301)

Total comprehensive income	31,850	30,982	87,980	99,558
Comprehensive loss (income) attributable to noncontrolling interests	64	49	145	51

Comprehensive income attributable to The GEO Group, Inc.	$31,914	$31,031	$88,125	$99,609

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(In thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$47,131	$41,337
Restricted cash and investments	8,389	4,341
Accounts receivable, less allowance for doubtful accounts of $3,155 and $3,315, respectively	289,044	269,038
Current deferred income tax assets	25,921	25,884
Prepaid expenses and other current assets	33,256	36,806

Total current assets	403,741	377,406

Restricted Cash and Investments	26,058	19,578
Property and Equipment, Net	1,921,461	1,772,166
Contract Receivable	124,679	66,229
Direct Finance Lease Receivable	3,303	9,256
Non-Current Deferred Income Tax Assets	5,873	5,873
Goodwill	615,937	493,890
Intangible Assets, Net	229,327	155,275
Other Non-Current Assets	104,237	102,535

Total Assets	$3,434,616	$3,002,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$72,567	$58,155
Accrued payroll and related taxes	39,674	38,556
Accrued expenses and other current liabilities	127,549	140,612
Current portion of capital lease obligations, long-term debt and non-recourse debt	16,428	16,752

Total current liabilities	256,218	254,075

Non-Current Deferred Income Tax Liabilities	15,769	10,068
Other Non-Current Liabilities	88,406	87,429
Capital Lease Obligations	8,992	9,856
Long-Term Debt	1,881,034	1,462,819
Non-Recourse Debt	178,738	131,968
Commitments, Contingencies and Other (Note 11)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 74,634,299 and 74,190,688 issued and outstanding, respectively	746	742
Additional paid-in capital	875,992	866,056
Earnings in excess of distributions	163,262	206,342
Accumulated other comprehensive loss	(34,710)	(27,461)

Total shareholders’ equity attributable to The GEO Group, Inc.	1,005,290	1,045,679
Noncontrolling interests	169	314

Total shareholders’ equity	1,005,459	1,045,993

Total Liabilities and Shareholders’ Equity	$3,434,616	$3,002,208

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2015 AND 2014

(In thousands)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash Flow from Operating Activities:
Net income	$95,295	$105,859
Net loss attributable to noncontrolling interests	79	20

Net income attributable to The GEO Group, Inc.	95,374	105,879
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	78,628	71,969
Stock-based compensation	8,602	6,263
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	4,986	3,921
Dividends received from unconsolidated joint venture	—	2,455
Provision for doubtful accounts	323	—
Equity in earnings of affiliates, net of tax	(3,949)	(4,202)
Income tax benefit related to equity compensation	(1,252)	(1,498)
(Gain) loss on sale/disposal of property and equipment	(935)	453
Changes in assets and liabilities, net of effects of acquisitions:
Changes in accounts receivable, prepaid expenses and other assets	(3,068)	22,235
Changes in contract receivable	(74,483)	(54,731)
Changes in accounts payable, accrued expenses and other liabilities	6,938	11,881

Net cash provided by operating activities	111,164	164,625

Cash Flow from Investing Activities:
Acquisition of SoberLink, cash consideration	(24,402)	—
Acquisition of LCS, net of cash acquired	(307,403)	—
Acquisition of Protocol, cash consideration	—	(13,025)
Insurance proceeds - damaged property	1,270	—
Proceeds from sale of property and equipment	49	515
Change in restricted cash and investments	(11,136)	(6,052)
Capital expenditures	(100,844)	(77,713)

Net cash used in investing activities	(442,466)	(96,275)

Cash Flow from Financing Activities:
Proceeds from long-term debt	642,000	459,384
Payments on long-term debt	(222,675)	(509,132)
Payments on non-recourse debt	(6,366)	(4,511)
Proceeds from non-recourse debt	70,117	74,191
Taxes paid related to net share settlements of equity awards	(2,748)	(1,844)
Proceeds from issuance of common stock in connection with ESPP	321	277
Issuance of common stock under prospectus supplement	—	54,724
Debt issuance costs	(5,217)	(23,508)
Income tax benefit related to equity compensation	1,252	1,498
Proceeds from the exercise of stock options	2,513	6,384
Cash dividends paid	(138,454)	(124,084)

Net cash provided by (used in) financing activities	340,743	(66,621)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3,647)	(1,174)

Net increase in Cash and Cash Equivalents	5,794	555
Cash and Cash Equivalents, beginning of period	41,337	52,125

Cash and Cash Equivalents, end of period	$47,131	$52,680

Supplemental Disclosures:
Non-cash Investing and Financing activities:
Capital expenditures in accounts payable and accrued expenses	$7,266	$11,895

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) is a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of correctional, detention and reentry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa and the United Kingdom. The Company owns, leases and operates a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, as well as community based reentry facilities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). The Company’s worldwide operations include the management and/or ownership of approximately 87,000 beds at 104 correctional and detention facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 127,000 offenders and pre-trial defendants, including approximately 83,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

The Company’s unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2015 for the year ended December 31, 2014. The accompanying December 31, 2014 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results for the entire year ending December 31, 2015, or for any other future interim or annual periods.

2. BUSINESS COMBINATIONS

Soberlink, Inc.

On May 18, 2015, the Company’s wholly-owned subsidiary, B.I. Incorporated (“BI”) acquired 100% of the outstanding common stock of Soberlink, Inc. (“Soberlink”) for cash consideration of $24.4 million. Soberlink is a leading developer and distributor of mobile alcohol monitoring devices and services. The Company financed the acquisition of Soberlink with borrowings under its revolving credit facility. The allocation of the purchase price for this transaction has not yet been finalized. The primary areas of the preliminary purchase price allocations that are not yet finalized primarily relate to certain tangible assets and liabilities included in working capital. The Company expects to continue to obtain information to assist it in determining the fair value of the net assets acquired at the acquisition date during the measurement period. Measurement period adjustments that the Company determines to be material will be applied retrospectively to the period of acquisition. During the measurement period, the Company has made $0.2 million in aggregate retrospective adjustments to provisional amounts recognized at the acquisition date, that if known, would have affected the measurement of the amounts recognized at that date. These adjustments primarily related to working capital adjustments. Transaction costs incurred in connection with the acquisition were not significant and have been recorded in general and administrative expenses.

As shown below, the Company recorded $14.7 million of goodwill which is not deductible for tax purposes. The Company believes the acquisition of Soberlink provides strategic benefits and synergies with BI’s existing electronic monitoring services. These factors contributed to the goodwill that was recorded upon consummation of the transaction. The goodwill and net assets are included in the GEO Care business segment. Revenues and earnings from Soberlink from the date of acquisition through September 30, 2015 were not significant. Intangible assets consist of technology with an estimated useful life of 8 years and a customer relationship with an estimated useful life of 20 years.

The purchase price of approximately $24.4 million has been preliminarily allocated to the estimated fair values of the assets acquired and liabilities assumed as of May 18, 2015 as follows (in ‘000’s):

Accounts receivable and other current assets	$295
Inventory	385
Intangible assets	15,200

Total assets acquired	15,880
Accounts payable	18
Deferred tax and other tax liabilities	6,176

Total identifiable net assets	9,686
Goodwill	14,716

Total consideration paid	$24,402

Additionally, the Company has provided a loan in the amount of $2.2 million to an entity (“Soberlink Healthcare, LLC”) owned by the former shareholders of Soberlink. The loan matures on May 19, 2019 and bears interest at 10.00%. Proceeds from the loan were used by the seller to fund certain research and development activities of another entity owned by the former shareholders (“DevCo, LLC”). The Company has also entered into a license and development agreement with DevCo, LLC whereby the Company will pay an annual fee of $1.3 million in exchange for a lifetime, royalty free right to use any improvements to the existing technology resident in the product that Soberlink sells. The Company has determined that it has an implicit variable interest in DevCo, LLC and that DevCo, LLC is a variable interest entity. However, the Company has determined that it is not the primary beneficiary of DevCo, LLC since it does not have the power to direct the activities of DevCo, LLC that most significantly impact DevCo, LLC’s economic performance. Nor does the Company have the obligation to absorb the losses of DevCo, LLC. Therefore, the Company does not consolidate this entity. The Company also has determined that Soberlink Healthcare, LLC. is a variable interest entity but the Company is not the primary beneficiary as it does not have the power to direct the activities of Soberlink Healthcare, LLC that most significantly impact its performance. Nor does the Company have the obligation to absorb the losses of Soberlink Healthcare, LLC. Therefore, the Company also does not consolidate this entity.

LCS Corrections Services, Inc.

On February 17, 2015, the Company acquired eight correctional and detention facilities (the “LCS Facilities”) totaling more than 6,500 beds from LCS Corrections Services, Inc., a privately-held owner and operator of correctional and detention facilities in the United States, and its affiliates (collectively, “LCS”). Pursuant to the terms of the definitive asset purchase agreement signed on January 26, 2015, the Company acquired the LCS Facilities for approximately $307.4 million at closing in an all cash transaction, excluding transaction related expenses of approximately $2.1 million that were recorded as general and administrative expense during the nine months ended September 30, 2015. The Company also acquired certain tangible and intangible assets and assumed certain accounts payable and accrued expenses pursuant to the asset purchase agreement. Additionally, LCS has the opportunity to receive an additional payment if the LCS Facilities exceed certain performance targets over an 18-month period ending August 31, 2016 (the “Earnout Payment”). The aggregate amount of the purchase price paid at closing and the Earnout Payment, if achieved, will not exceed $350 million. This contingent payment had zero fair value ascribed at the date of acquisition since management believes that it is a remote possibility that such payment will be made. Approximately $298 million of outstanding debt related to the facilities was repaid at closing using the cash consideration paid by the Company. The Company did not assume any debt as a result of the transaction. The Company financed the acquisition of the LCS Facilities with borrowings under its revolving credit facility.

The allocation of the purchase price for this transaction has not yet been finalized. The primary areas of the preliminary purchase price allocations that are not yet finalized primarily relate to the fair value of certain tangible assets and liabilities that were assumed. The Company expects to continue to obtain information to assist it in determining the fair value of the net assets acquired at the acquisition date during the measurement period. Measurement period adjustments that the Company determines to be material will be applied retrospectively to the period of acquisition. During the measurement period, the Company has made $0.1 million in aggregate retrospective adjustments to provisional amounts recognized at the acquisition date, that if known, would have affected the measurement of the amounts recognized at that date. These adjustments primarily related to working capital adjustments.

The purchase price of $307.4 million has been preliminarily allocated to the estimated fair values of the assets acquired and liabilities assumed as of February 17, 2015 as follows (in ‘000’s):

Accounts receivable	$9,338
Prepaid expenses and other current assets	183
Property and equipment	119,726
Intangible assets	73,200

Total assets acquired	202,447
Accounts payable and accrued expenses	2,442

Total identifiable net assets	200,005
Goodwill	107,398

Total consideration paid	$307,403

As shown above, the Company recorded $107.4 million of goodwill which is fully deductible for tax purposes. The Company believes its acquisition of the LCS Facilities provides synergies and strategic benefits which further position the Company to meet the demand for correctional and detention bed space in the United States. These factors contributed to the goodwill that was recorded upon consummation of the transaction. The goodwill and net assets acquired are included in the U.S. Corrections & Detention business segment. Revenues and earnings for LCS from the date of acquisition through September 30, 2015 were not significant in relation to the Company’s total consolidated revenues and earnings.

Identifiable intangible assets purchased consist of facility management contracts and have an estimated useful life of 20 years.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company’s goodwill balances from December 31, 2014 to September 30, 2015 are as follows (in thousands):

	December 31, 2014	Acquisitions	Foreign Currency Translation	September 30, 2015

U.S. Corrections & Detention	$170,376	$107,398	$—	$277,774
GEO Care	323,047	14,716	—	337,763
International Services	467	—	(67)	400

Total Goodwill	$493,890	122,114	$(67)	$615,937

The Company has also recorded other finite and indefinite-lived intangible assets as a result of its various business combinations. Acquisitions completed in the first nine months of 2015 as discussed above in Note 2 - Business Combinations also led to additions to intangible assets. The Company’s intangible assets include customer relationships, facility management contracts, trade names and technology, as follows (in thousands):

	September 30, 2015				December 31, 2014
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts and customer relationships	15.6	$233,162	$(67,640)	$165,522	$154,591	$(56,396)	$98,195
Technology	7.3	33,700	(15,095)	18,605	24,000	(12,120)	11,880
Trade name (Indefinite lived)	Indefinite	45,200	—	45,200	45,200	—	45,200

Total acquired intangible assets		$312,062	$(82,735)	$229,327	$223,791	$(68,516)	$155,275

Amortization expense was $5.1 million and $14.2 million for the three and nine months ended September 30, 2015, respectively. Amortization expense was $3.9 million and $11.3 million for the three and nine months ended September 30, 2014, respectively. Amortization expense was primarily related to the U.S. Corrections & Detention and GEO Care segments’ amortization of acquired facility management contracts. As of September 30, 2015, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 1.9 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the current contractual periods. The acquired contracts in the acquisition of the LCS Facilities do not have contract expiration dates and are perpetual in nature.

Estimated amortization expense related to the Company’s finite-lived intangible assets for the remainder of 2015 through 2019 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2015	$4,904
2016	20,359
2017	20,327
2018	17,468
2019	17,140
Thereafter	103,929

$184,127

4. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

		Fair Value Measurements at September 30, 2015
	Carrying Value at September 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment:
Rabbi Trust	$12,459	$—	$12,459	$—
Fixed income securities	1,778	—	1,778	—
Interest rate cap derivatives	210	—	$210	—
Liabilities:
Interest rate swap derivatives	$22,113	$—	$22,113	$—

		Fair Value Measurements at December 31, 2014
	Carrying Value at December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$11,281	$—	$11,281	$—
Fixed income securities	1,966	—	1,966	—
Interest rate cap derivatives	570	—	570	—
Liabilities:
Interest rate swap derivatives	$19,248	$—	$19,248	$—

The Company’s Level 2 financial instruments included in the tables above as of September 30, 2015 and December 31, 2014 consist of interest rate swap derivative liabilities and interest rate cap derivative assets held by the Company’s Australian subsidiary, the Company’s rabbi trust established for GEO employee and employer contributions to the GEO Group, Inc. Non-qualified Deferred Compensation Plan and an investment in Canadian dollar denominated fixed income securities.

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

5. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at September 30, 2015 and December 31, 2014 (in thousands):

		Estimated Fair Value Measurements at September 30, 2015
	Carrying Value as of September 30, 2015	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$47,131	$47,131	$47,131	$—	$—
Restricted cash	21,988	21,988	8,086	13,902	—
Liabilities:
Borrowings under senior credit facility	$783,250	$784,716	$—	$784,716	$—
5.875% Senior Notes due 2024	250,000	253,438	—	253,438	—
5.125% Senior Notes	300,000	298,875	—	298,875	—
5.875% Senior Notes due 2022	250,000	257,813	—	257,813	—
6.625% Senior Notes	300,000	309,562	—	309,562	—
Non-recourse debt, Australian subsidiary	141,984	142,379	—	142,379	—
Other non-recourse debt, including current portion	48,815	51,436	—	51,436	—

		Estimated Fair Value Measurements at December 31, 2014
	Carrying Value as of December 31, 2014	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$41,337	$41,337	$41,337	$—	$—
Restricted cash	12,638	12,638	3,889	8,749	—
Liabilities:
Borrowings under senior credit facility	$365,500	$364,411	$—	$364,411	$—
5.875% Senior Notes due 2024	250,000	256,720	—	256,720	—
5.125% Senior Notes	300,000	296,814	—	296,814	—
5.875% Senior Notes due 2022	250,000	256,720	—	256,720	—
6.625% Senior Notes	300,000	315,750	—	315,750	—
Non-recourse debt, Australian subsidiary	95,714	95,871	—	95,871	—
Other non-recourse debt, including current portion	48,836	52,016	—	52,016	—

The fair values of the Company’s cash and cash equivalents, and restricted cash approximates the carrying values of these assets at September 30, 2015 and December 31, 2014. Restricted cash consists of money market funds, commercial paper and time deposits used for payments on the Company’s non-recourse debt and asset replacement funds contractually required to be maintained at the Company’s Australian subsidiary. The fair value of the money market funds is based on quoted market prices (Level 1) and the fair value of commercial paper and time deposits is based on market prices for similar instruments (Level 2).

The fair values of the Company’s 5.875% senior unsecured notes due 2022 (“5.875% Senior Notes due 2022”), 5.875% senior unsecured notes due 2024 (“5.875% Senior Notes due 2024”), 6.625% senior unsecured notes due 2021 (“6.625% Senior Notes”), and the 5.125% senior unsecured notes due 2023 (“5.125% Senior Notes”), although not actively traded, are based on published financial data for these instruments. The fair values of the Company’s non-recourse debt related to the Washington Economic Development Finance Authority (“WEDFA”) is based on market prices for similar instruments. The fair value of the non-recourse debt related to the Company’s Australian subsidiary is estimated using a discounted cash flow model based on current Australian borrowing rates for similar instruments. The fair value of borrowings under the senior credit facility is based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.

6. SHAREHOLDERS’ EQUITY

The following table presents the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests (in thousands):

	Common shares		Additional Paid-In	Earnings in Excess of	Accumulated Other Comprehensive	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Distributions	Loss	Interests	Equity

Balance, December 31, 2014	74,191	$742	$866,056	$206,342	$(27,461)	$314	$1,045,993
Proceeds from exercise of stock options	109	—	2,513	—	—	—	2,513
Tax benefit related to equity compensation	—	—	1,252	—	—	—	1,252
Stock-based compensation expense	—	—	8,602	—	—	—	8,602

Restricted stock granted	423	4	(4)	—	—	—	—

Restricted stock canceled	(27)	—	—	—	—	—	—

Dividends paid	—	—	—	(138,454)	—	—	(138,454)
Shares withheld for net settlements of share-based awards	(71)	—	(2,748)	—	—	—	(2,748)
Issuance of common stock - ESPP	9	—	321	—	—	—	321

Net income (loss)	—	—	—	95,374	—	(79)	95,295

Other comprehensive loss	—	—	—	—	(7,249)	(66)	(7,315)

Balance, September 30, 2015	74,634	$746	$875,992	$163,262	$(34,710)	$169	$1,005,459

During the nine months ended September 30, 2015, the Company withheld shares through net share settlements to satisfy minimum statutory tax withholding requirements upon vesting of shares of restricted stock held by employees.

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

During the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively, GEO declared and paid the following regular cash distributions to its shareholders as follows:

Declaration Date	Record Date	Payment Due	Distribution Per Share	Aggregate Payment Amount (in millions)
February 18, 2014	March 3, 2014	March 14, 2014	$0.57	$41.1
April 28, 2014	May 15, 2014	May 27, 2014	$0.57	$41.5
August 5, 2014	August 18, 2014	August 29, 2014	$0.57	$41.4
November 5, 2014	November 17, 2014	November 26, 2014	$0.62	$46.0
February 6, 2015	February 17, 2015	February 27, 2015	$0.62	$46.0
April 29, 2015	May 11, 2015	May 21, 2015	$0.62	$46.3
July 31, 2015	August 14, 2015	August 24, 2015	$0.62	$46.3

Prospectus Supplement

On May 8, 2013, the Company filed with the Securities and Exchange Commission a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $100.0 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, were to be made in negotiated transactions or transactions that were deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. On July 18, 2014, the Company filed with the Securities and Exchange Commission a post-effective amendment to its shelf registration statement on Form S-3 (pursuant to which the prospectus supplement had been filed) as a result of the merger of the Company into GEO REIT effective June 27, 2014. During the year ended December 31, 2014, there were approximately 1.5 million shares of common stock sold under the prospectus supplement for net proceeds of $54.7 million. There were no shares of the Company’s common stock sold under the prospectus supplement during the nine months ended September 30, 2015.

In September 2014, the Company filed with the Securities and Exchange Commission a new automatic shelf registration statement on Form S-3. On November 10, 2014, in connection with the new shelf registration, the Company filed with the Securities and Exchange Commission a new prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $150.0 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of the Company’s stock issued under this prospectus supplement during the year ended December 31, 2014 nor the nine months ended September 30, 2015.

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

The components of accumulated other comprehensive income (loss) attributable to GEO within shareholders’ equity are as follows:

	Nine Months Ended September 30, 2015
	(In thousands)
	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc. (1)	Unrealized (loss)/gain on derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, December 31, 2014	$(6,903)	$(16,322)	$(4,236)	$(27,461)
Current-period other comprehensive (loss) income	(4,916)	(2,453)	120	(7,249)

Balance, September 30, 2015	$(11,819)	$(18,775)	$(4,116)	$(34,710)

(1)	The foreign currency translation related to noncontrolling interests was not significant at September 30, 2015 or December 31, 2014.

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

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. For options granted during the nine months ended September 30, 2015, the fair value was estimated using the following assumptions: (i) volatility of 24%; (ii) expected term of 5.00 years; (iii) risk free interest rate of 1%; and (iv) expected dividend yield of 5.75%. A summary of the activity of stock option awards issued and outstanding under Company plans is as follows for the nine months ended September 30, 2015:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at December 31, 2014	664	$23.89	6.77	$10,935
Options granted	256	43.15
Options exercised	(109)	22.63
Options forfeited/canceled/expired	(35)	37.76

Options outstanding at September 30, 2015	776	$29.90	7.04	$3,506

Options vested and expected to vest at September 30, 2015	737	$29.41	6.94	$3,498

Options exercisable at September 30, 2015	454	$23.98	5.70	$3,390

During the nine months ended September 30, 2015, the Company granted approximately 256,000 options to certain employees which had a weighted-average grant-date fair value of $4.26 per share. For the nine months ended September 30, 2015 and September 30, 2014, the amount of stock-based compensation expense related to stock options was $0.6 million and $0.9 million, respectively. As of September 30, 2015, the Company had $1.1 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 1.5 years.

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

A summary of the activity of restricted stock outstanding is as follows for the nine months ended September 30, 2015:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at December 31, 2014	724	$30.97
Granted	423	45.83
Vested	(243)	24.52
Forfeited/canceled	(27)	38.13

Restricted stock outstanding at September 30, 2015	877	$39.69

During the nine months ended September 30, 2015, the Company granted approximately 423,000 shares of restricted stock to certain employees and executive officers. Of these awards, 148,500 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2015, 2016 and 2017.

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

For the nine months ended September 30, 2015 and September 30, 2014, the Company recognized $8.0 million and $5.4 million, respectively, of compensation expense related to its restricted stock awards. As of September 30, 2015, the Company had $25.3 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 1.3 years.

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

The Plan is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Plan are made on the last day of each month. During the nine months ended September 30, 2015, 9,076 shares of the Company’s common stock were issued in connection with the Plan.

8. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing the net income from continuing operations attributable to The GEO Group, Inc. shareholders by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per common share except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share were calculated for the three and nine months ended September 30, 2015 and September 30, 2014 as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$38,291	$38,965	$95,295	$105,859
Net income loss attributable to noncontrolling interests	21	26	79	20

Net income attributable to The GEO Group, Inc.	38,312	38,991	95,374	105,879
Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	73,757	72,380	73,658	71,862

Per share amount	$0.52	$0.54	$1.29	$1.47

Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	73,757	72,380	73,658	71,862
Dilutive effect of equity incentive plans	162	257	248	268

Weighted average shares assuming dilution	73,919	72,637	73,906	72,130

Per share amount	$0.52	$0.54	$1.29	$1.47

Three Months

For the three months ended September 30, 2015, 403,695 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share (“EPS”) because the effect would be anti-dilutive. There were 258,688 common stock equivalents from restricted shares that were anti-dilutive.

For the three months ended September 30, 2014, no shares of common stock underling options or restricted stock were anti-dilutive.

Nine Months

For the nine months ended September 30, 2015, 192,079 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 201,102 common stock equivalents from restricted shares that were anti-dilutive.

For the nine months ended September 30, 2014, 165,965 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 288 common stock equivalents from restricted shares that were anti-dilutive.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

Australia - Fulham

The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on its variable rate non-recourse debt (related to its Fulham facility) to 9.7%. The Company has determined the swap, which has a notional amount of AUD 50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt, to be an effective cash flow hedge. Accordingly, the Company records the change in the fair value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total unrealized gains recorded in other comprehensive income, net of tax, related to this cash flow hedge were not significant for the nine months ended September 30, 2015 and 2014. The total fair value of the swap liability was not significant as of September 30, 2015 and December 31, 2014, respectively, and is recorded as a component of other non-current liabilities within the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).

Australia - Ravenhall

In September 2014, the Company’s Australian subsidiary entered into interest rate swap agreements to fix the interest rate on its variable rate non-recourse debt related to a prison project in Ravenhall, a locality near Melbourne, Australia to 3.3% during the design and construction phase and 4.2% during the project’s operating phase. The swaps’ notional amounts coincide with construction draw fixed commitments throughout the project. At September 30, 2015, the swaps had a notional value of approximately AUD 188.9 million, or $131.8 million, based on exchange rates at September 30, 2015, related to the outstanding draws for the design and construction phase and approximately AUD 466.3 million, or $325.4 million, based on exchange rates at September 30, 2015 related to future construction draws. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the non-recourse debt and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in the fair value of the interest rate swaps in accumulated other comprehensive income, net of applicable income taxes. Total unrealized loss recorded in other comprehensive income, net of tax, related to this cash flow hedge was approximately $2.5 million during the nine months ended September 30, 2015. The total fair value of the swap liability as of September 30, 2015 was $22.0 million and is recorded as a component of Other Non-Current liabilities within the accompanying consolidated balance sheet. There was no material ineffectiveness for the periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss).

Additionally, upon completion and commercial acceptance of the prison project, the Department of Justice in the State of Victoria (the “State”) in accordance with the prison contract, will make a lump sum payment of AUD 310 million, or $216.3 million, based on exchange rates at September 30, 2015, towards a portion of the outstanding principal of the non-recourse debt. The Company’s Australian subsidiary also entered into interest rate cap agreements in September 2014 giving the Company the option to cap the interest rate on its variable non-recourse debt related to the project in the event that the completion of the prison project is delayed which could delay the State’s payment. The Company paid $1.7 million for the interest rate cap agreements. These instruments do not meet the requirements for hedge accounting, and therefore, changes in fair value of the interest rate caps are recorded in earnings. During the nine months ended September 30, 2015, the Company recorded a loss of approximately $0.3 million related to a decrease in the fair value of the interest rate cap assets. As of September 30, 2015, the interest rate cap assets had a fair value of $0.2 million which is included in Other Non-Current Assets in the accompanying consolidated balance sheet.

10. DEBT

Debt outstanding as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Senior Credit Facility:
Term loan	$293,250	$295,500
Revolver	490,000	70,000

Total Senior Credit Facility	$783,250	$365,500
5.875% Senior Notes
Notes Due in 2024	250,000	250,000
5.125% Senior Notes:
Notes due in 2023	300,000	300,000
5.875% Senior Notes
Notes Due in 2022	250,000	250,000
6.625% Senior Notes:
Notes due in 2021	300,000	300,000
Non-Recourse Debt:
Non-Recourse Debt	191,384	145,262
Unamortized discount on non-recourse debt	(585)	(712)

Total Non-Recourse Debt	190,799	144,550
Capital Lease Obligations	10,132	10,924
Other debt	1,011	421

Total debt	2,085,192	1,621,395
Current portion of capital lease obligations, long-term debt and non-recourse debt	(16,428)	(16,752)
Capital Lease Obligations, long-term portion	(8,992)	(9,856)
Non-Recourse Debt, long-term portion	(178,738)	(131,968)

Long-Term Debt	$1,881,034	$1,462,819

Credit Agreement

On August 27, 2014, the Company executed a second amended and restated credit agreement by and among the Company and GEO Corrections Holdings, Inc., as borrowers, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (the “Credit Agreement”).

The Credit Agreement evidences a credit facility (the “Credit Facility”) consisting of a $296.3 million term loan (the “Term Loan”) bearing interest at LIBOR plus 2.50% (with a LIBOR floor of .75%), and a $700.0 million revolving credit facility (the “Revolver”) initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD 225.0 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars (the “Australian LC Facility”). At September 30, 2015, the Company had approximately AUD 215 million in letters of credit outstanding under the Australian LC Facility in connection with certain performance and financing guarantees related to the Ravenhall prison project in Australia. Amounts to be borrowed by the Company under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The Revolver component is scheduled to mature on August 27, 2019 and the Term Loan component is scheduled to mature on April 3, 2020.

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

Events of default under the Credit Agreement include, but are not limited to, (i) the Company’s failure to pay principal or interest when due, (ii) the Company’s material breach of any representation or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) certain material environmental liability claims which have been asserted against the Company, and (viii) a change in control. The Company was in compliance with all of the covenants of the Credit Agreement as of September 30, 2015.

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

As of September 30, 2015, the Company had $293.3 million in aggregate borrowings outstanding under the Term Loan, $490.0 million in borrowings under the Revolver, and approximately $58.1 million in letters of credit which left $151.9 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of September 30, 2015 was 2.8%.

5.875% Senior Notes due 2024

Interest on the 5.875% Senior Notes due 2024 accrues at the stated rate. The Company pays interest semi-annually in arrears on April 15 and October 15 of each year. On or after October 15, 2019, the Company may, at its option, redeem all or part of the 5.875% Senior Notes due 2024 at the redemption prices set forth in the indenture governing the 5.875% Senior Notes due 2024. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors (Refer to Note 15-Condensed Consolidating Financial Information). The Company was in compliance with all of the covenants of the indenture governing the 5.875% Senior Notes due 2024 as of September 30, 2015.

5.125% Senior Notes due 2023

Interest on the 5.125% Senior Notes accrues at the stated rate. The Company pays interest semi-annually in arrears on April 1 and October 1 of each year. On or after April 1, 2018, the Company may, at its option, redeem all or part of the 5.125% Senior Notes at the redemption prices set forth in the indenture governing the 5.125% Senior Notes. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors (Refer to Note 15-Condensed Consolidating Financial Information). The Company was in compliance with all of the covenants of the indenture governing the 5.125% Senior Notes as of September 30, 2015.

5.875% Senior Notes due 2022

Interest on the 5.875% Senior Notes due 2022 accrues at the stated rate. The Company pays interest semi-annually in arrears on January 15 and July 15 of each year. On or after January 15, 2017, the Company may, at its option, redeem all or part of the 5.875% Senior Notes due 2022 at the redemption prices set forth in the indenture governing the 5.875% Senior Notes due 2022. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors (Refer to Note 15-Condensed Consolidating Financial Information). The Company was in compliance with all of the covenants of the indenture governing the 5.875% Senior Notes due 2022 as of September 30, 2015.

6.625% Senior Notes due 2021

Interest on the 6.625% Senior Notes accrues at the stated rate. The Company pays interest semi-annually in arrears on February 15 and August 15 of each year. On or after February 15, 2016, the Company may, at its option, redeem all or part of the 6.625% Senior Notes at the redemption prices set forth in the indenture governing the 6.625% Senior Notes. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors (Refer to Note 15-Condensed Consolidating Financial Information). The Company was in compliance with all of the covenants of the indenture governing the 6.625% Senior Notes as of September 30, 2015.

Non-Recourse Debt

Northwest Detention Center

The remaining balance of the original debt service requirement under the $54.4 million note payable (“2011 Revenue Bonds”) to WEDFA will mature in October 2021 with fixed coupon rates of 5.25%, is $49.4 million, of which $6.3 million is classified as current in the accompanying consolidated balance sheet as of September 30, 2015. The payment of principal and interest on the 2011 Revenue Bonds issued by WEDFA is non-recourse to GEO.

As of September 30, 2015, included in current restricted cash and investments and non-current restricted cash and investments is $8.4 million of funds held in trust for debt service and other reserves with respect to the above mentioned note payable to WEDFA.

Australia - Fulham

The non-recourse obligation of the Company totaled $10.0 million (AUD 14.3 million) and $16.4 million (AUD 20.1 million), based on the exchange rates in effect at September 30, 2015 and December 31, 2014, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, based on exchange rates as of September 30, 2015, was $3.5 million. This amount is included in non-current restricted cash and investments and the annual maturities of the future debt obligation are included in Non-Recourse Debt in the accompanying consolidated balance sheets.

Australia - Ravenhall

In connection with a new design and build prison project agreement with the State, the Company entered into a syndicated facility agreement (the “Construction Facility”) with National Australia Bank Limited to provide debt financing for construction of the project. The Construction Facility provides for non-recourse funding up to AUD 791.0 million, or $552.0 million, based on exchange rates as of September 30, 2015. Construction draws will be funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility is through October 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. Upon completion of the prison, the Construction Facility will be converted to a term loan with payments due quarterly beginning in 2018 through 2041. In accordance with the terms of the Construction Facility, upon completion and commercial acceptance of the prison, in accordance with the prison contract, the State will make a lump sum payment of AUD 310 million, or $216.3 million, based on exchange rates as of September 30, 2015, towards a portion of the outstanding principal. The remaining outstanding principal balance will be repaid over the term of the operating agreement. As of September 30, 2015, $132.0 million was outstanding under the Construction Facility. The Company also entered into interest rate swap and interest rate cap agreements related to its non-recourse debt in connection with the project. Refer to Note 9 - Derivative Financial Instruments.

Guarantees

Australia

The Company has entered into certain guarantees in connection with the financing and construction performance of a facility in Australia. The obligations amounted to approximately AUD 215.0 million, or $150.0 million, based on exchange rates as of September 30, 2015. These guarantees are secured by outstanding letters of credit under the Company’s Revolver as of September 30, 2015.

At September 30, 2015, the Company also had ten other letters of credit outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $12.8 million.

South Africa

In connection with the creation of South African Custodial Services Pty. Limited (“SACS”), the Company entered into certain guarantees related to the financing, construction and operation of the prison. As of September 30, 2015, the Company guaranteed obligations amounting to 16.7 million South African Rand, or $1.2 million based on exchange rates as of September 30, 2015. In the event SACS is unable to maintain the required funding in a rectification account maintained for the payment of certain costs in the event of contract termination, a previously existing guarantee by the Company for the shortfall will need to be re-instated. The remaining guarantee of 16.7 million South African Rand is secured by outstanding letters of credit under the Company’s Revolver as of September 30, 2015.

In addition to the above, the Company has also agreed to provide a loan, if required, of up to 20 million South African Rand, or $1.4 million based on exchange rates as of September 30, 2015, referred to as the Shareholder’s Loan, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the standby facility, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Shareholder’s Loan expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. SACS’ ability to draw on the Shareholder’s Loan is limited to certain circumstances, including termination of the contract.

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

Canada

In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a trust. The potential estimated exposure of these obligations is Canadian Dollar 1.5 million, or $1.1 million, based on exchange rates as of September 30, 2015, commencing in 2017. The liability related to this exposure is included in Other Non-Current Liabilities as of September 30, 2015 and December 31, 2014, respectively. To secure this guarantee, the Company purchased Canadian Dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset equal to the current fair value of those securities included in Other Non-Current Assets as of September 30, 2015 and December 31, 2014 on its consolidated balance sheets. The Company does not currently operate or manage this facility.

United Kingdom

In connection with the creation of GEOAmey, the Company and its joint venture partner guarantee the availability of working capital in equal proportion to ensure that GEOAmey can comply with current and future contractual commitments related to the performance of its operations. The Company and the 50% joint venture partner have each extended a £12 million line of credit of which £9.5 million, or $14.4 million, based on exchange rates as of September 30, 2015, was outstanding as of September 30, 2015. The Company’s maximum exposure relative to the joint venture is its note receivable of $14.4 million, which is included in Other Non-Current Assets in the accompanying consolidated balance sheets, and future financial support necessary to guarantee performance under the contract.

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

Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing capital projects will be approximately $159 million of which $51 million was spent through the first nine months of 2015. The Company estimates the remaining capital requirements related to these capital projects will be $108 million which will be spent through 2017. Included in these commitments is a contractual commitment to provide a capital contribution towards the design and construction of a prison project in Ravenhall, a locality near Melbourne, Australia, which is estimated to be $80.2 million as of September 30, 2015. This capital contribution is expected to be made in January 2017.

Additionally, in connection with the Ravenhall Prison Project, the Company has a contractual commitment for construction of the facility and has entered into a syndicated facility agreement with National Australia Bank Limited to provide funding for the project up to AUD 791 million, or $552.0 million, based on exchange rates as of September 30, 2015. Refer to Note 10 - Debt.

Contract Awards

On July 6, 2015, GEO announced the activation of three company-owned facilities totaling 4,320 beds in Oklahoma, Michigan, and California

On October 1, 2015, GEO announced the signing of a new contract with U.S. Immigration and Customs Enforcement (“ICE”) for the continued management of the company-owned, 1,575-bed Northwest Detention Center (the “Center”) in Tacoma, Washington. The contract for the continued management of the Center will have a term of nine years and six months inclusive of renewal options.

On October 28, 2015, GEO announced that it will assume management of the 3,400-bed Arizona State Prison-Kingman in Kingman, Arizona on December 1, 2015 under a managed-only contract with the Arizona Department of Corrections effective through February 2023. The facility currently houses approximately 1,700 inmates and is expected to ramp up through end of the first quarter of 2016.

The Company also recently signed new contracts with ICE for the continued management of it’s company-owned, 700-bed Broward Transition Center in Pompano Beach, Florida.

The Company’s GEO Care division was also recently awarded a five-year contract for the provision of community-based case management services under a new pilot program by the Department of Homeland Security for families going through the immigration review process.

Idle Facilities

The Company is currently marketing approximately 3,422 vacant beds at four of its idle facilities to potential customers. The carrying values of these idle facilities, which are included in Property and Equipment, Net in the accompanying consolidated balance sheets, totaled $34.5 million as of September 30, 2015, excluding equipment and other assets that can be easily transferred for use at other facilities.

12. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the U.S. Corrections & Detention segment; the GEO Care segment; the International Services segment; and the Facility Construction & Design segment. The Company’s segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues:
U.S. Corrections & Detention	$320,526	$281,550	$910,465	$824,448
GEO Care	86,517	86,610	248,531	245,723
International Services	38,031	50,874	117,228	154,843
Facility Construction & Design (1)	24,792	38,866	66,957	38,866

Total revenues	$469,866	$457,900	$1,343,181	$1,263,880

Operating income:
U.S. Corrections & Detention	$74,017	$67,450	$200,224	$190,983
GEO Care	20,702	23,504	58,426	61,164
International Services	1,647	62	6,732	4,978
Facility Construction & Design (1)	407	589	1,359	589

Operating income from segments	$96,773	$91,605	$266,741	$257,714

(1)	In September 2014, the Company began the design and construction of a new prison contract located in Ravenhall, a locality near Melbourne, Australia. During the design and construction phase, the Company recognizes revenue as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to estimated total costs for the design and construction of the facility. Costs incurred and estimated earnings in excess of billings is classified as Contract Receivable in the accompanying consolidated balance sheets and is recorded at the net present value based on the timing of expected future settlement. A portion of the Contract Receivable will be paid by the State upon commercial acceptance of the prison and the remainder will be paid quarterly over the life of the contract. Refer to Note 9 - Derivative Financial Instruments and Note 10 - Debt for additional information.

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Total operating income from segments	$96,773	$91,605	$266,741	$257,714
Unallocated amounts:
General and Administrative Expenses	(33,742)	(28,287)	(97,764)	(84,937)
Net Interest Expense	(24,322)	(20,360)	(70,677)	(60,058)

Income before income taxes and equity in earnings of affiliates	$38,709	$42,958	$98,300	$112,719

Equity in Earnings of Affiliates

Equity in earnings of affiliates includes the Company’s 50% owned joint ventures in SACS, located in South Africa, and GEOAmey, located in the United Kingdom. The Company’s investments in these entities are accounted for under the equity method of accounting. The Company’s investments in these entities are presented as a component of Other Non-Current Assets in the accompanying consolidated balance sheets.

The Company has recorded $1.2 million and $3.4 million in earnings, net of tax, for SACS operations during the three and nine months ended September 30, 2015, respectively, and $1.3 million and $3.6 million in earnings, net of tax, for SACS operations during the three and nine months ended September 30, 2014, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of September 30, 2015 and December 31, 2014, the Company’s investment in SACS was $9.9 million and $8.0 million, respectively.

The Company has recorded $0.2 million and $0.5 million in earnings, net of tax, for GEOAmey’s operations during the three and nine months ended September 30, 2015, respectively, and $0.3 million and $0.6 million in earnings, net of tax, for GEOAmey’s operations during the three and nine months September 30, 2014, respectively, which are included in equity in earnings of affiliates, net of income tax provision, in the accompanying consolidated statements of operations. As of September 30, 2015 and December 31, 2014, the Company’s investment in GEOAmey was $(1.5) million and $(2.2) million, respectively, and represents its share of cumulative reported losses. Losses in excess of the Company’s investment have been recognized as the Company has provided certain loans and guarantees to provide financial support to GEOAmey. Refer to Note 10 - Debt.

13. BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Nine Months Ended September 30, 2015	Year Ended December 2014
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$25,826	$20,032
Service cost	860	821
Interest cost	812	935
Actuarial loss	—	4,324
Benefits paid	(356)	(286)

Projected benefit obligation, end of period	$27,142	$25,826

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	356	286
Benefits paid	(356)	(286)

Plan assets at fair value, end of period	$—	$—

Unfunded Status of the Plan	$(27,142)	$(25,826)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Components of Net Periodic Benefit Cost
Service cost	$293	$307	$860	$613
Interest cost	271	351	812	701
Net loss	107	31	320	95

Net periodic pension cost	$671	$689	$1,992	$1,409

The long-term portion of the pension liability as of September 30, 2015 and December 31, 2014 was $26.8 million and $24.9 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

14. RECENT ACCOUNTING PRONOUNCMENTS

In September 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-16, “Business Combinations,” which eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes. The amendments resulting from ASU No. 2015-16 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2015, FASB issued ASU No. 2015-14 to delay the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers,” for public companies from annual periods beginning after December 15, 2016 to annual periods beginning after December 15, 2017. ASU No. 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”). The Company is in the process of evaluating whether this standard would have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2015, FASB issued ASU No. 2015-03 “Interest-Imputation of Interest,” which is intended to simplify the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments resulting from ASU No. 2015-03 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted for financial statements that have not previously been issued. The guidance does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. In August 2015, FASB issued ASU No. 2015-15 “Interest-Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting,” which states that given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The implementation of these standards are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of September 30, 2015, the Company’s 6.625% Senior Notes, 5.125% Senior Notes and each of the 5.875% Senior Notes were fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”). The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended September 30, 2015
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$175,353	$369,004	$65,388	$(139,879)	$469,866
Operating expenses	142,002	288,303	55,540	(139,879)	345,966
Depreciation and amortization	6,007	20,002	1,118	—	27,127
General and administrative expenses	12,285	16,876	4,581	—	33,742

Operating income	15,059	43,823	4,149	—	63,031
Interest income	5,820	431	2,870	(6,129)	2,992
Interest expense	(15,419)	(14,320)	(3,704)	6,129	(27,314)

Income before income taxes and equity in earnings of affiliates	5,460	29,934	3,315	—	38,709
Income tax provision (benefit)	—	869	889	—	1,758
Equity in earnings of affiliates, net of income tax provision	—	—	1,340	—	1,340

Income (loss) before equity in income of consolidated subsidiaries	5,460	29,065	3,766	—	38,291
Income from consolidated subsidiaries, net of income tax provision	32,831	—	—	(32,831)	—

Net income	38,291	29,065	3,766	(32,831)	38,291
Net loss attributable to noncontrolling interests	—	—	21		21

Net income attributable to The GEO Group, Inc.	$38,291	$29,065	$3,787	$(32,831)	$38,312

Net income	$38,291	$29,065	$3,766	$(32,831)	$38,291
Other comprehensive income (loss), net of tax	—	43	(6,484)	—	(6,441)

Total comprehensive income	$38,291	$29,108	$(2,718)	$(32,831)	$31,850
Comprehensive income attributable to noncontrolling interests	—	—	64	—	64

Comprehensive income (loss) attributable to The GEO Group, Inc.	$38,291	$29,108	$(2,654)	$(32,831)	$31,914

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended September 30, 2014
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$141,631	$337,769	$92,300	$(113,800)	$457,900
Operating expenses	115,580	257,645	82,791	(113,800)	342,216
Depreciation and amortization	6,395	16,554	1,130	—	24,079
General and administrative expenses	8,352	14,295	5,640	—	28,287

Operating income	11,304	49,275	2,739	—	63,318
Interest income	5,593	966	953	(6,464)	1,048
Interest expense	(11,716)	(14,258)	(1,898)	6,464	(21,408)

Income before income taxes and equity in earnings of affiliates	5,181	35,983	1,794	—	42,958
Income tax provision	—	4,528	1,009	—	5,537
Equity in earnings of affiliates, net of income tax provision	—	—	1,544	—	1,544

Income before equity in income of consolidated subsidiaries	5,181	31,455	2,329	—	38,965
Income from consolidated subsidiaries, net of income tax provision	33,784	—	—	(33,784)	—

Net income	38,965	31,455	2,329	(33,784)	38,965
Net income attributable to noncontrolling interests	—	—	26	—	26

Net income attributable to The GEO Group, Inc.	$38,965	$31,455	$2,355	$(33,784)	$38,991

Net income	$38,965	$31,455	$2,329	$(33,784)	$38,965
Other comprehensive income (loss), net of tax	—	19	(8,002)	—	(7,983)

Total comprehensive income (loss)	$38,965	$31,474	$(5,673)	$(33,784)	$30,982
Comprehensive loss attributable to noncontrolling interests	—	—	49	—	49

Comprehensive income (loss) attributable to The GEO Group, Inc.	$38,965	$31,474	$(5,624)	$(33,784)	$31,031

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30, 2015
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$481,102	$1,076,373	$191,876	$(406,170)	$1,343,181
Operating expenses	399,557	843,498	160,927	(406,170)	997,812
Depreciation and amortization	18,592	56,881	3,155	—	78,628
General and administrative expenses	33,657	50,684	13,423	—	97,764

Operating income	29,296	125,310	14,371	—	168,977
Interest income	17,733	2,510	8,189	(20,499)	7,933
Interest expense	(45,264)	(43,700)	(10,145)	20,499	(78,610)

Income before income taxes and equity in earnings of affiliates	1,765	84,120	12,415	—	98,300
Income tax provision (benefit)	(62)	4,199	2,817	—	6,954
Equity in earnings of affiliates, net of income tax provision	—	—	3,949	—	3,949

Income before equity in income of consolidated subsidiaries	1,827	79,921	13,547	—	95,295
Income from consolidated subsidiaries, net of income tax provision	93,468	—	—	(93,468)	—

Income from continuing operations	95,295	79,921	13,547	(93,468)	95,295

Net income	95,295	79,921	13,547	(93,468)	95,295
Net loss attributable to noncontrolling interests	—	—	79	—	79

Net income attributable to The GEO Group, Inc.	$95,295	$79,921	$13,626	$(93,468)	$95,374

Net income	$95,295	$79,921	$13,547	$(93,468)	$95,295
Other comprehensive income (loss), net of tax	—	120	(7,435)	—	(7,315)

Total comprehensive income	$95,295	$80,041	$6,112	$(93,468)	$87,980
Comprehensive income attributable to noncontrolling interests	—	—	145	—	145

Comprehensive income attributable to The GEO Group, Inc.	$95,295	$80,041	$6,257	$(93,468)	$88,125

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30, 2014
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$415,468	$980,181	$201,391	$(333,160)	$1,263,880
Operating expenses	333,992	760,159	173,206	(333,160)	934,197
Depreciation and amortization	19,242	49,357	3,370	—	71,969
General and administrative expenses	26,773	45,186	12,978	—	84,937

Operating income	35,461	125,479	11,837	—	172,777
Interest income	16,208	2,017	2,382	(18,003)	2,604
Interest expense	(33,913)	(41,379)	(5,373)	18,003	(62,662)

Income before income taxes and equity in earnings of affiliates	17,756	86,117	8,846	—	112,719
Income tax provision	—	8,493	2,569	—	11,062
Equity in earnings of affiliates, net of income tax provision	—	—	4,202	—	4,202

Income before equity in income of consolidated subsidiaries	17,756	77,624	10,479	—	105,859
Income from consolidated subsidiaries, net of income tax provision	88,103	—	—	(88,103)	—

Net income	105,859	77,624	10,479	(88,103)	105,859
Net income attributable to noncontrolling interests	—	—	20	—	20

Net income attributable to The GEO Group, Inc.	$105,859	$77,624	$10,499	$(88,103)	$105,879

Net income	$105,859	$77,624	$10,479	$(88,103)	$105,859
Other comprehensive income (loss), net of tax	—	58	(6,359)	—	(6,301)

Total comprehensive income	$105,859	$77,682	$4,120	$(88,103)	$99,558
Comprehensive loss attributable to noncontrolling interests	—	—	51	—	51

Comprehensive income attributable to The GEO Group, Inc.	$105,859	$77,682	$4,171	$(88,103)	$99,609

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

	As of September 30, 2015
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$14,378	$2,373	$30,380	$—	$47,131
Restricted cash and investments	—	—	8,389	—	8,389
Accounts receivable, less allowance for doubtful accounts	114,215	160,899	13,930	—	289,044
Current deferred income tax assets	—	21,694	4,227	—	25,921
Prepaid expenses and other current assets	4,087	19,275	11,048	(1,154)	33,256

Total current assets	132,680	204,241	67,974	(1,154)	403,741

Restricted Cash and Investments	127	15,236	10,695	—	26,058
Property and Equipment, Net	751,490	1,087,819	82,152	—	1,921,461
Contract Receivable	—	—	124,679	—	124,679
Direct Finance Lease Receivable	—	—	3,303	—	3,303
Intercompany Receivable	905,295	147,801	—	(1,053,096)	—
Non-Current Deferred Income Tax Assets	—	—	5,873	—	5,873
Goodwill	90	615,448	399	—	615,937
Intangible Assets, Net	—	228,498	829	—	229,327
Investment in Subsidiaries	1,218,023	213,919	—	(1,431,942)	—
Other Non-Current Assets	23,176	111,209	50,006	(80,154)	104,237

Total Assets	$3,030,881	$2,624,171	$345,910	$(2,566,346)	$3,434,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$9,582	$47,923	$15,062	$—	$72,567
Accrued payroll and related taxes	—	25,788	13,886	—	39,674
Accrued expenses and other	39,077	74,655	14,971	(1,154)	127,549
Current portion of capital lease obligations, long-term debt and non-recourse debt	3,000	1,323	12,105	—	16,428

Total current liabilities	51,659	149,689	56,024	(1,154)	256,218

Non-Current Deferred Income Tax Liabilities	(1,310)	17,074	5	—	15,769
Intercompany Payable	91,350	961,000	746	(1,053,096)	—
Other Non-Current Liabilities	2,858	142,544	23,158	(80,154)	88,406
Capital Lease Obligations	—	8,992	—	—	8,992
Long-Term Debt	1,881,034	—	—	—	1,881,034
Non-Recourse Debt	—	—	178,738	—	178,738
Commitments & Contingencies and Other
Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,005,290	1,344,872	87,070	(1,431,942)	1,005,290
Noncontrolling Interests	—	—	169	—	169

Total Shareholders’ Equity	1,005,290	1,344,872	87,239	(1,431,942)	1,005,459

Total Liabilities and Shareholders’ Equity	$3,030,881	$2,624,171	$345,910	$(2,566,346)	$3,434,616

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

	As of December 31, 2014
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$18,492	$782	$22,063	$—	$41,337
Restricted cash and investments	—	—	4,341	—	4,341
Accounts receivable, less allowance for doubtful accounts	92,456	159,505	17,077	—	269,038
Current deferred income tax assets	—	21,657	4,227	—	25,884
Prepaid expenses and other current assets	7,022	19,593	11,345	(1,154)	36,806

Total current assets	117,970	201,537	59,053	(1,154)	377,406

Restricted Cash and Investments	228	13,729	5,621	—	19,578
Property and Equipment, Net	726,238	961,896	84,032	—	1,772,166
Direct Finance Lease Receivable	—	—	9,256	—	9,256
Contract Receivable	—	—	66,229		66,229
Intercompany Receivable	962,314	119,414	—	(1,081,728)	—
Non-Current Deferred Income Tax Assets	—	—	5,873	—	5,873
Goodwill	34	493,389	467	—	493,890
Intangible Assets, Net	—	154,237	1,038	—	155,275
Investment in Subsidiaries	855,870	438,243	—	(1,294,113)	—
Other Non-Current Assets	25,635	110,105	46,838	(80,043)	102,535

Total Assets	$2,688,289	$2,492,550	$278,407	$(2,457,038)	$3,002,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$7,549	$47,130	$3,476	$—	$58,155
Accrued payroll and related taxes	—	24,184	14,372	—	38,556
Accrued expenses and other	47,637	75,574	18,555	(1,154)	140,612
Current portion of capital lease obligations, long-term debt and non-recourse debt	3,001	1,170	12,581	—	16,752

Total current liabilities	58,187	148,058	48,984	(1,154)	254,075

Non-Current Deferred Income Tax Liabilities	(4,095)	14,170	(7)	—	10,068
Intercompany Payable	121,327	942,071	18,330	(1,081,728)	—
Other Non-Current Liabilities	4,372	143,584	19,507	(80,034)	87,429
Capital Lease Obligations	—	9,856	—	—	9,856
Long-Term Debt	1,462,819	—	—	—	1,462,819
Non-Recourse Debt	—	—	131,968	—	131,968
Commitments & Contingencies and Other
Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,045,679	1,234,811	59,311	(1,294,122)	1,045,679
Noncontrolling Interests	—	—	314	—	314

Total Shareholders’ Equity	1,045,679	1,234,811	59,625	(1,294,122)	1,045,993

Total Liabilities and Shareholders’ Equity	$2,688,289	$2,492,550	$278,407	$(2,457,038)	$3,002,208

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30, 2015
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:

Net cash provided by (used in) operating activities	$72,063	$74,464	$(35,363)	$111,164

Cash Flow from Investing Activities:
Acquisition of SoberLink, cash consideration		(24,402)		(24,402)
Acquisition of LCS, net of cash acquired	(307,403)	—	—	(307,403)
Proceeds from sale of property and equipment	—	49	—	49
Insurance proceeds - damaged property	—	1,270	—	1,270
Change in restricted cash and investments	101	(1,957)	(9,280)	(11,136)
Capital expenditures	(51,084)	(47,833)	(1,927)	(100,844)

Net cash used in investing activities	(358,386)	(72,873)	(11,207)	(442,466)

Cash Flow from Financing Activities:
Proceeds from long-term debt	642,000	—	—	642,000
Payments on long-term debt	(222,675)	—	—	(222,675)
Payments on non-recourse debt	—	—	(6,366)	(6,366)
Proceeds from non-recourse debt	—	—	70,117	70,117
Taxes paid related to net share settlements of equity awards	(2,748)	—	—	(2,748)
Proceeds from reissuance of treasury stock in connection with ESPP	321	—	—	321
Debt issuance costs	—	—	(5,217)	(5,217)
Tax benefit related to equity compensation	1,252	—	—	1,252
Proceeds from stock options exercised	2,513	—	—	2,513
Cash dividends paid	(138,454)	—	—	(138,454)

Net cash provided by financing activities	282,209	—	58,534	340,743

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(3,647)	(3,647)

Net Increase (Decrease) in Cash and Cash Equivalents	(4,114)	1,591	8,317	5,794
Cash and Cash Equivalents, beginning of period	18,492	782	22,063	41,337

Cash and Cash Equivalents, end of period	$14,378	$2,373	$30,380	$47,131

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30, 2014
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:

Net cash provided by operating activities	$149,460	$53,506	$(38,341)	$164,625

Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	—	515	—	515
Acquisition of Protocol, cash consideration	—	(13,025)	—	(13,025)
Change in restricted cash and investments	(212)	(2,073)	(3,767)	(6,052)
Capital expenditures	(41,020)	(34,432)	(2,261)	(77,713)

Net cash used in investing activities	(41,232)	(49,015)	(6,028)	(96,275)

Cash Flow from Financing Activities:
Proceeds from long-term debt	459,384	—	—	459,384
Payments on long-term debt	(508,400)	(732)	—	(509,132)
Indirect repurchases of treasury shares	(1,844)	—	—	(1,844)
Payments on non-recourse debt	—	—	(4,511)	(4,511)
Proceeds from non-recourse debt	—	—	74,191	74,191
Proceeds from reissuance of treasury stock in connection with ESPP	277	—	—	277
Debt issuance costs - deferred	(7,802)	—	(15,706)	(23,508)
Tax benefit related to equity compensation	1,498	—	—	1,498
Issuance of common stock under prospectus supplement	54,724	—	—	54,724
Proceeds from stock options exercised	6,384	—	—	6,384
Cash dividends paid	(124,084)	—	—	(124,084)

Net cash used in financing activities	(119,863)	(732)	53,974	(66,621)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,174)	(1,174)

Net Increase (Decrease) in Cash and Cash Equivalents	(11,635)	3,759	8,431	555
Cash and Cash Equivalents, beginning of period	30,730	985	20,410	52,125

Cash and Cash Equivalents, end of period	$19,095	$4,744	$28,841	$52,680

16. SUBSEQUENT EVENTS

Dividend

On November 3, 2015, the Board of Directors declared a quarterly cash dividend of $0.65 per share of common stock, which is to be paid on November 25, 2015 to shareholders of record as of the close of business on November 16, 2015.

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

Introduction

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described above under “Forward-Looking Information”, those described below under “Part II - Item 1A. Risk Factors” and under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. The discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

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

Our worldwide operations include the management and/or ownership of approximately 87,000 beds at 104 correctional, detention and reentry facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 127,000 offenders and pre-trial defendants, including approximately 83,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

For the nine months ended September 30, 2015 and September 30, 2014, we had consolidated revenues of $1,343.2 million and $1,263.9 million, respectively, and we maintained an average company wide facility occupancy rate of 94.0% including 80,264 active beds and excluding 3,422 beds marketed to potential customers for the nine months ended September 30, 2015, and 96.1% including 72,682 active beds and excluding 5,756 idle beds marketed to potential customers for the nine months ended September 30, 2014.

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

During the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively, we declared and paid the following regular cash distributions to our shareholders as follows:

Declaration Date	Record Date	Payment Due	Distribution Per Share	Aggregate Payment Amount (in millions)
February 18, 2014	March 3, 2014	March 14, 2014	$0.57	$41.1
April 28, 2014	May 15, 2014	May 27, 2014	$0.57	$41.5
August 5, 2014	August 18, 2014	August 29, 2014	$0.57	$41.4
November 5, 2014	November 17, 2014	November 26, 2014	$0.62	$46.0
February 6, 2015	February 17, 2015	February 27, 2015	$0.62	$46.0
April 29, 2015	May 11, 2015	May 21, 2015	$0.62	$46.3
July 31, 2015	August 14, 2015	August 24, 2015	$0.62	$46.3

On November 3, 2015, our Board of Directors declared a quarterly cash dividend of $0.65 per share of common stock, which is to be paid on November 25, 2015 to shareholders of record as of the close of business on November 16, 2015.

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 26, 2015, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the fiscal year ended December 31, 2014.

Fiscal 2015 Developments

Contract Awards

We are currently marketing approximately 3,422 vacant beds at four of our idle facilities to potential customers. The carrying values of these idle facilities totaled approximately $34.5 million as of September 30, 2015, excluding equipment and other assets that can be easily transferred for use at other facilities.

On January 28, 2015, we announced that we signed a contract for the reactivation of our Company-owned, 400-bed Mesa Verde Detentional Facility (the “Mesa Verde Facility”) in California. The Mesa Verde Facility will house immigration detainees under an intergovernmental service agreement between the City of McFarland and U.S. Immigration Customs and Enforcement (“ICE”).

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

On April 28, 2015, we announced that we had begun to mobilize our company-owned 1,748-bed North Lake Correctional Facility (the “North Lake Facility”) located in Baldwin, Michigan. The decision to mobilize the North Lake Facility was made as a result of the current demand for out-of-state correctional bed space. The mobilization effort entails hiring staff and purchasing supplies in order to prepare the previously idle North Lake Facility to receive inmates.

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

On July 6, 2015, we announced the activation of three Company-owned facilities totaling 4,320 beds in Oklahoma, Michigan and California. In early June 2015, we began the intake of offenders at the 1,940-bed Great Plains Correctional Facility in Hinton, Oklahoma under a 10-year contract with the Federal Bureau of Prisons. In late June 2015, we also began the intake of inmates from the State of Vermont at the 1,748-bed North Lake Correctional Facility in Baldwin, Michigan under a five-year agreement with the Vermont Department of Corrections. Under the contracts, we will provide comprehensive correctional management services, including the provision of industry-leading, evidence-based offender rehabilitation programs under our ‘GEO Continuum of Care.’ On July 1, 2015, we activated a 640-bed expansion and began the intake process at the Adelanto Detention Facility in Adelanto, California under our existing contractual structure with the City of Adelanto and ICE.

On October 1, 2015, we announced the signing of a new contract with ICE for the continued management of our Company-owned, 1,575-bed Northwest Detention Center (the “Center”) in Tacoma, Washington. The contract for the continued management of the Center will have a term of nine years and six months inclusive of renewal options.

On October 28, 2015, we announced that we will assume management of the 3,400-bed Arizona State Prison-Kingman in Kingman, Arizona on December 1, 2015 under a managed-only contract with the Arizona Department of Corrections effective through February 2023. The facility currently houses approximately 1,700 inmates and is expected to ramp up through the end of the first quarter of 2016.

We also recently signed new contracts with ICE for the continued management of our company-owned, 700-bed Broward Transition Center in Pompano Beach, Florida.

Our GEO Care division was also recently awarded a five-year contract for the provision of community-based case management services under a new pilot program by the Department of Homeland Security for families going through the immigration review process.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2015, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of Third Quarter 2015 and Third Quarter 2014

Revenues

	2015	% of Revenue	2014	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$320,526	68.2%	$281,550	61.5%	$38,976	13.8%
GEO Care	86,517	18.4%	86,610	18.9%	(93)	(0.1)%
International Services	38,031	8.1%	50,874	11.1%	(12,843)	(25.2)%
Facility Construction & Design	24,792	5.3%	38,866	8.5%	(14,074)	(36.2)%

Total	$469,866	100.0%	$457,900	100.0%	$11,966	2.6%

U.S. Corrections & Detention

Revenues increased in Third Quarter 2015 compared to Third Quarter 2014 primarily due to aggregate increases of $32.3 million resulting from: (i) the activation and intake of detainees at our Alexandria Staging facility in November 2014; (ii) the activation and intake of inmates at our McFarland Female Community Reentry facility; (iii) the activation and intake of inmates at our company-owned Mesa Verde facility; and (iv) the acquisition of the LCS Facilities in February 2015. We also experienced aggregate increases in revenues of $6.7 million at certain of our facilities primarily due to net increases in population, transportation services and/or rates.

The number of compensated mandays in U.S. Corrections & Detention facilities was approximately 5.3 million in Third Quarter 2015 and 4.8 million in Third Quarter 2014. We experienced an aggregate net increase of approximately 544,000 mandays as a result of our new contracts and business acquisition discussed above. These increases were partially offset by decreases resulting from lower populations at certain facilities. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Corrections & Detention facilities was 92.8% and 97.0% of capacity in the Third Quarter 2015 and the Third Quarter 2014 respectively, excluding idle facilities.

Average occupancy declined to 92.8% from 97.0% and was driven primarily by our acquisition and integration of eight correctional and detention LCS Facilities totaling more than 6,500 beds in February 2015. As we have previously disclosed, the LCS Facilities have been historically underutilized.

GEO Care

Revenues remained relatively consistent for GEO Care in Third Quarter 2015 compared to Third Quarter 2014 primarily due to new programs and program growth at our community based and reentry centers offset by a decrease related to changes in services provided under our electronic monitoring contracts and ISAP services.

International Services

Revenues for International Services in Third Quarter 2015 compared to Third Quarter 2014 decreased by $12.8 million. Contributing to the decrease was the result of: (i) foreign exchange rate fluctuations of $(7.1) million resulting from the strengthening of the U.S. dollar against certain international currencies; (ii) a decrease of $4.1 million in our United Kingdom subsidiary primarily due to the winding down of our Harmondworth management contract; and (iii) a decrease of $1.6 million primarily attributable to our Australian subsidiary related to population decreases.

Facility Construction & Design

Revenues for our Facility Construction & Design services relate to the commencement of design and construction activity for our new Ravenhall Prison Contract executed in September 2014 with the Department of Justice in the State of Victoria, Australia. The decrease is related to higher construction draws, mainly consisting of architectural design services, in Third Quarter 2014 compared to Third Quarter 2015 upon commencement of the project.

Operating Expenses

	2015	% of Segment Revenues	2014	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$228,648	71.3%	$198,148	70.4%	$30,500	15.4%
GEO Care	57,223	66.1%	55,664	64.3%	1,559	2.8%
International Services	35,710	93.9%	50,127	98.5%	(14,417)	(28.8)%
Facility Construction & Design	24,385	98.4%	38,277	98.5%	(13,892)	(36.3)%

Total	$345,966	73.6%	$342,216	74.7%	$3,750	1.1%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and community based facilities.

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention reflects an increase of $18.7 million due to (i) the activation and intake of detainees at our Alexandria Staging facility in November 2014; (ii) the activation and intake of inmates at our McFarland Female Community Reentry facility; (iii) the activation and intake of inmates at our company-owned Mesa Verde facility; (iv) the reactivation of our North Lake facility in Michigan; and (v) the acquisition of the LCS Facilities in February 2015. The timing of these activations and the corresponding start-up expenses resulted in an increase in our operating expenses as a percentage of segment revenue in Third Quarter 2015. We also experienced increases of $11.8 million at certain of our facilities primarily attributable to expenditures related to the expansion of the delivery of offender rehabilitation services under our GEO Continuum of Care platform, net population increases, increased transportation services and the variable costs associated with those increases.

GEO Care

Operating expenses for GEO Care increased by $1.6 million during Third Quarter 2015 from Third Quarter 2014 primarily due to new contracts and program growth at our community based and reentry centers.

International Services

Operating expenses for International Services in Third Quarter 2015 compared to Third Quarter 2014 decreased by $14.4 million. Contributing to the decrease was (i) the result of foreign exchange rate fluctuations of $(5.0) million resulting from the strengthening of the U.S. dollar against certain international currencies; (ii) a decrease of $7.2 million in our United Kingdom subsidiary due to the winding down of our Harmondworth management contract; and (iii) a decrease of $2.2 million primarily attributable to our Australian subsidiary related to population decreases and the associated variable costs.

Facility Construction & Design

Operating expenses for our Facility Construction & Design services relate to the commencement of design and construction activity for our new Ravenhall Prison Contract executed in September 2014 with the Department of Justice in the State of Victoria, Australia. The decrease is related to higher construction draws, mainly consisting of architectural design services, in Third Quarter 2014 compared to Third Quarter 2015 upon commencement of the project.

Depreciation and Amortization

	2015	% of Segment Revenue	2014	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$17,861	5.6%	$15,952	5.7%	$1,909	12.0%
GEO Care	8,592	9.9%	7,441	8.6%	1,151	15.5%
International Services	674	1.8%	686	1.3%	(12)	(1.7)%
Facility Construction & Design	—	—%	—	—	—	—%

Total	$27,127	5.8%	$24,079	5.3%	$3,048	12.7%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense increased in Third Quarter 2015 compared to Third Quarter 2014 primarily due to renovations made at several of our facilities and additional depreciation and amortization related to the acquisition of the LCS Facilities in February 2015. Refer to Note 2 - Business Combinations of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

GEO Care

GEO Care depreciation and amortization expense increased in Third Quarter 2015 compared to Third Quarter 2014 primarily due to renovations made at several of our locations.

International Services

Depreciation and amortization expense decreased slightly in Third Quarter 2015 compared to Third Quarter 2014 as a result of certain assets becoming fully depreciated and there were no significant additions or renovations during 2014 or 2015 at our international subsidiaries.

Other Unallocated Operating Expenses

	2015	% of Revenue	2014	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$33,742	7.2%	$28,287	6.2%	$5,455	19.3%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. The increase in general and administrative expenses in Third Quarter 2015 compared to Third Quarter 2014 was primarily attributable to (i) business development expenses of $1.9 million related to new contract opportunities both domestically and internationally; (ii) expenditures related to the expansion of the delivery of offender rehabilitation services under our GEO Continuum of Care platform of $0.6 million; and (iii) non-cash stock-based compensation expense of $1.3 million. We also experienced increases related to normal compensation adjustments and professional fees.

Non Operating Expenses

Interest Income and Interest Expense

	2015	% of Revenue	2014	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$2,992	0.6%	$1,048	0.2%	$1,944	185.5%
Interest Expense	$27,314	5.8%	$21,408	4.7%	$5,906	27.6%

Interest income increased in the Third Quarter 2015 compared to Third Quarter 2014 primarily due to interest income earned on our contract receivable related to our prison project in Ravenhall, Australia. Refer to Note 12 - Business Segments and Geographic Information of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest expense increased in Third Quarter 2015 compared to Third Quarter 2014 primarily due to the construction loan interest related to our prison project in Ravenhall, Australia as well as additional Revolver interest incurred in connection with our acquisition of the LCS Facilities. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Provision

	2015	Effective Rate	2014	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$1,758	4.5%	$5,537	12.9%	$(3,779)	(68.2)%

The provision for income taxes during Third Quarter 2015 decreased by $3.8 million compared to Third Quarter 2014 and the effective tax rate decreased to 4.5%. The decrease is primarily attributable to non-recurring items in Third Quarter 2015. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. Our wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be in the range of approximately 8% to 9% exclusive of any non-recurring items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2015	% of Revenue	2014	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$1,340	0.3%	$1,544	0.3%	$(204)	(13.2)%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings of SACS and GEOAmey in the aggregate. Overall, equity in earnings of affiliates during Third Quarter 2015 compared to Third Quarter 2014 was relatively consistent as a result of consistent performance by SACS and GEOAmey during the periods.

Comparison of Nine Months 2015 and Nine Months 2014

Revenues

	2015	% of Revenue	2014	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$910,465	67.8%	$824,448	65.2%	$86,017	10.4%
GEO Care	248,531	18.5%	245,723	19.4%	2,808	1.1%
International Services	117,228	8.7%	154,843	12.3%	(37,615)	(24.3)%
Facility Construction & Design	66,957	5.0%	38,866	3.1%	28,091	72.3%

Total	$1,343,181	100.0%	$1,263,880	100.0%	$79,301	6.3%

U.S. Corrections & Detention

Revenues increased in Nine Months 2015 compared to Nine Months 2014 primarily due to aggregate increases of $68.0 million resulting from: (i) the activation and intake of detainees at our Alexandria Staging facility in November 2014; (ii) the activation and intake of inmates at our McFarland Female Community Reentry facility; (iii) the activation and intake of inmates at our company-owned Mesa Verde facility; and (iv) the acquisition of the LCS Facilities in February 2015. We also experienced aggregate increases in revenues of $18.0 million at certain of our facilities primarily due to net increases in population, transportation services and/or rates.

The number of compensated mandays in U.S. Corrections & Detention facilities was approximately 15.2 million in Nine Months 2015 and 14.0 million in Nine Months 2014. We experienced an aggregate net increase of approximately 1,173,000 mandays as a result of our new contracts and business acquisition discussed above. These increases were partially offset by decreases resulting from lower populations at certain facilities. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Corrections & Detention facilities was 94.4% and 96.8% of capacity in Nine Months 2015 and Nine Months 2014, respectively, excluding idle facilities.

Average occupancy declined to 94.4% from 96.8% and was driven primarily by our acquisition and integration of eight correctional and detention LCS Facilities totaling more than 6,500 beds in February 2015. As we have previously disclosed, the LCS Facilities have been historically underutilized.

GEO Care

The increase in revenues for GEO Care in Nine Months 2015 compared to Nine Months 2014 is primarily attributable to new programs and program growth at our community based and reentry centers.

International Services

Revenues for International Services in Nine Months 2015 compared to Nine Months 2014 decreased by $37.6 million. Contributing to the decrease was the result of (i) foreign exchange rate fluctuations of $(15.5) million resulting from the strengthening of the U.S. dollar against certain international currencies; (ii) a decrease of $19.0 million in our United Kingdom subsidiary primarily due to the winding down of our Harmondworth management contract; and (iii) an aggregate net decrease of $3.1 million primarily attributable to our South Africa subsidiary related to population decreases.

Facility Construction & Design

The increase in revenues for our Facility Construction & Design services is due to the commencement of design and construction activity for our new Ravenhall Prison Contract executed in September 2014 with the Department of Justice in the State of Victoria, Australia.

Operating Expenses

	2015	% of Segment Revenues	2014	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$657,883	72.3%	$585,454	71.0%	$72,429	12.4%
GEO Care	165,659	66.7%	162,640	66.2%	3,019	1.9%
International Services	108,672	92.7%	147,826	95.5%	(39,154)	(26.5)%
Facility Construction & Design	65,598	98.0%	38,277	98.5%	27,321	71.4%

Total	$997,812	74.3%	$934,197	73.9%	$63,615	6.8%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and community based facilities.

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention reflects an increase of $54.5 million due to (i) the activation and intake of detainees at our Alexandria Staging facility in November 2014; (ii) the activation and intake of inmates at our McFarland Female Community Reentry facility; (iii) the activation and intake of inmates at our company-owned Mesa Verde facility; and (iv) the acquisition of the LCS Facilities in February 2015. We also experienced increases of $17.9 million at certain of our facilities primarily attributable to expenditures related to the expansion of the delivery of offender rehabilitation services under our GEO Continuum of Care platform, net population increases, increased transportation services and the variable costs associated with those increases.

GEO Care

Operating expenses for GEO Care increased by $3.0 million during Nine Months 2015 from Nine Months 2014 primarily due to new contracts and program growth at our community based and reentry centers of $3.3 million. This increase was partially offset by a decrease in variable costs associated with our electronic monitoring contracts and ISAP program at BI of $0.3 million.

International Services

Operating expenses for International Services in Nine Months 2015 compared to Nine Months 2014 decreased by $39.2 million. Contributing to the decrease was (i) the result of foreign exchange rate fluctuations of $(12.6) million resulting from the strengthening of the U.S. dollar against certain international currencies; (ii) a decrease of $20.4 million in our United Kingdom subsidiary due to the winding down of our Harmondworth management contract; and (iii) a decrease of $6.1 million primarily attributable to our Australian and South African subsidiaries related to population decreases and the associated variable costs.

Facility Construction & Design

The increase in expenses for our Facility Construction & Design services is due to the commencement of design and construction activity for our new Ravenhall Prison Contract executed in September 2014 with the Department of Justice in the State of Victoria, Australia.

Depreciation and Amortization

	2015	% of Segment Revenue	2014	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$52,357	5.8%	$48,011	5.8%	$4,346	9.1%
GEO Care	24,446	9.8%	21,919	8.9%	2,527	11.5%
International Services	1,825	1.6%	2,039	1.3%	(214)	(10.5)%
Facility Construction & Design	—	—%	—	—	—	—%

Total	$78,628	5.9%	$71,969	5.7%	$6,659	9.3%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense increased in Nine Months 2015 compared to Nine Months 2014 primarily due to renovations made at several of our facilities and additional depreciation and amortization related to the acquisition of the LCS Facilities in February 2015. Refer to Note 2 - Business Combinations of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

GEO Care

GEO Care depreciation and amortization expense increased in Nine Months 2015 compared to Nine Months 2014 primarily due to renovations made at several of our locations.

International Services

Depreciation and amortization expense was fairly consistent in Nine Months 2015 compared to Nine Months 2014 as there were no significant additions or renovations during 2014 or 2015 at our international subsidiaries.

Other Unallocated Operating Expenses

	2015	% of Revenue	2014	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$97,764	7.3%	$84,937	6.7%	$12,827	15.1%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. The increase in general and administrative expenses in Nine Months 2015 compared to Nine Months 2014 was primarily attributable to (i) business development expenses of $6.0 million related to new contract opportunities both domestically and internationally; (ii) expenditures related to the expansion of the delivery of offender rehabilitation services under our GEO Continuum of Care platform of $1.3 million; (iii) non-cash stock based compensation of $2.3 million and (iv) nonrecurring professional fees of $3.0 million incurred in connection with our acquisitions of Soberlink and the LCS Facilities in 2015.

Non Operating Expenses

Interest Income and Interest Expense

	2015	% of Revenue	2014	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$7,933	0.6%	$2,604	0.2%	$5,329	204.6%
Interest Expense	$78,610	5.9%	$62,662	5.0%	$15,948	25.5%

Interest income increased in Nine Months 2015 compared to Nine Months 2014 primarily due to interest income earned on our contract receivable related to our prison project in Ravenhall, Australia. Refer to Note 12 - Business Segments and Geographic Information of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest expense increased in Nine Months 2015 compared to Nine Months 2014 primarily due to construction loan interest related to our prison project in Ravenhall, Australia as well as additional Revolver interest incurred in connection with our acquisition of the LCS Facilities. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Provision

	2015	Effective Rate	2014	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$6,954	7.1%	$11,062	9.8%	$(4,108)	(37.1)%

The provision for income taxes during Nine Months 2015 decreased compared to Nine Months 2014 and the effective tax rate decreased from 9.8% to 7.1%. The decrease is primarily attributable to non-recurring items in Third Quarter 2015. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. Our wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be in the range of approximately 8% to 9% exclusive of any non-recurring items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2015	% of Revenue	2014	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$3,949	0.3%	$4,202	0.3%	$(253)	(6.0)%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings of SACS and GEOAmey in the aggregate. Overall, equity in earnings of affiliates during Nine Months 2015 compared to Nine Months 2014 was relatively consistent as a result of consistent performance by SACS and GEOAmey during the periods.

Financial Condition

Capital Requirements

Our current cash requirements consist of amounts needed for working capital, distributions of our REIT taxable income in order to maintain our REIT qualification, debt service, supply purchases, investments in joint ventures, and capital expenditures related to either the development of new correctional, detention and reentry facilities, or the maintenance of existing facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. In connection with GEOAmey, our joint venture in the United Kingdom, we and our joint venture partner have each provided a line of credit of £12 million, or $18.2 million, based on exchange rates as of September 30, 2015, for GEOAmey’s operations. As of September 30, 2015, $14.4 million was outstanding.

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing capital projects will be approximately $159 million of which $51 million was spent through September 30, 2015. We estimate that the remaining capital requirements related to these capital projects will be $108 million which will be spent through 2017. Included in these commitments is a contractual commitment to provide a capital contribution towards the design and construction of a prison project in Ravenhall, a locality near Melbourne, Australia, which is estimated to be $80.2 million as of September 30, 2015. This capital contribution is expected to be made in January 2017. Additionally, in connection with the Ravenhall Prison Project, we have a contractual commitment for construction of the facility and have entered into a syndicated facility agreement with National Australia Bank Limited to provide funding for the project up to AUD 791.0 million, or $552.0 million, based on exchange rates as of September 30, 2015.

Liquidity and Capital Resources

Indebtedness

On August 27, 2014, we executed a second amended and restated credit agreement by and among us and GEO Corrections Holdings, Inc., as borrowers, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (the “Credit Agreement”).

The Credit Agreement evidences a credit facility (the “Credit Facility”) consisting of a $296.3 million term loan (the “Term Loan”) bearing interest at LIBOR plus 2.50% (with a LIBOR floor of .75%), and a $700.0 million revolving credit facility (the “Revolver”) initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD 225 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars (the “Australian LC Facility”). At September 30, 2015, we had approximately AUD 215 million in letters of credit outstanding under the Australian LC Facility in connection with certain performance guarantees related to a prison project in Ravenhall, Australia. Amounts to be borrowed by us under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The Revolver component is scheduled to mature on August 27, 2019 and the Term Loan component is scheduled to mature on April 3, 2020.

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

Events of default under the Credit Agreement include, but are not limited to, (i) our failure to pay principal or interest when due, (ii) our material breach of any representation or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) certain material environmental liability claims which have been asserted against us, and (viii) a change in control. We were in compliance with all of the covenants of the Credit Agreement as of September 30, 2015.

As of September 30, 2015, we had $293.3 million in aggregate borrowings outstanding, net of discount, under the Term Loan and $490.0 million in borrowings under the Revolver, and approximately $58.1 million in letters of credit which left $151.9 million in additional borrowing capacity under the Revolver. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

On September 25, 2014, we completed an offering of $250.0 million aggregate principal amount of senior unsecured notes. The notes will mature on October 15, 2024 and have a coupon rate and yield to maturity of 5.875%. Interest is payable semi-annually in cash in arrears on April 15 and October 15, which commenced on April 15, 2015. The 5.875% Senior Notes due 2024 are guaranteed on a senior unsecured basis by all our restricted subsidiaries that guarantee obligations. The 5.875% Senior Notes due 2024 rank equally in right of payment with any unsecured, unsubordinated indebtedness of the Company and the guarantors, including our 6.625% senior notes due 2021, the 5.875% senior notes due 2022, the 5.125% senior notes due 2023, and the guarantors’ guarantees thereof, senior in right of payment to any future indebtedness of ours and the guarantors that is expressly subordinated to the 5.875% Senior Notes due 2024 and the guarantees, effectively junior to any secured indebtedness of ours and the guarantors, including indebtedness under our Credit Facility, to the extent of the value of the assets securing such indebtedness, and structurally junior to all obligations of our subsidiaries that are not guarantors. The sale of the 5.875% Senior Notes due 2024 was registered under our automatic shelf registration statement on Form S-3 filed on September 12, 2014. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

In connection with a new design and build prison project agreement in Ravenhall, Australia with the State of Victoria, in September 2014, we entered into a syndicated facility agreement (the “Construction Facility”) with National Australia Bank Limited to provide debt financing for construction of the project. The Construction Facility provides for non-recourse funding up to AUD 791.0 million, or $552.0 million, based on exchange rates as of September 30, 2015. Construction draws will be funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility is through October 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. After October 2019, the Construction Facility will be converted to a term loan with payments due quarterly beginning in 2019 through 2041. In accordance with the terms of the Construction Facility, upon completion and commercial acceptance of the prison, in accordance with the prison contract, the State will make a lump sum payment of AUD 310 million, or $216.3 million, based on exchange rates as of September 30, 2015, towards a portion of the outstanding principal. The remaining outstanding principal balance will be repaid over the term of the operating agreement. As of September 30, 2015, $132.0 million was outstanding under the Construction Facility. We also entered into interest rate swap and interest rate cap agreements related to our non-recourse debt in connection with the project. Refer to Note 9 - Derivative Financial Instruments of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

On October 3, 2013, we completed an offering of $250.0 million aggregate principal amount of 5.875% Senior Notes due 2022. The 5.875% Senior Notes due 2022 will mature on January 15, 2022 and have a coupon rate and yield to maturity of 5.875%. Interest is payable semi-annually on January 15 and July 15 each year, which commenced on January 15, 2014. The proceeds received from the 5.875% Senior Notes due 2022 were used, together with cash on hand, to fund the repurchase, redemption or other discharge of our 7.75% Senior Notes and to pay related transaction fees and expenses. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

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

Prospectus Supplement

On May 8, 2013, the Company filed with the Securities and Exchange Commission a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $100.0 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, were to be made in negotiated transactions or transactions that were deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. On July 18, 2014, the Company filed with the Securities and Exchange Commission a post-effective amendment to its shelf registration statement on Form S-3 (pursuant to which the prospectus supplement had been filed) as a result of the merger of the Company into GEO REIT effective June 27, 2014. During the year ended December 31, 2014, there were approximately 1.5 million shares of common stock sold under the prospectus supplement for net proceeds of $54.7 million. There were no shares of the Company’s common stock sold under the prospectus supplement during the nine months ended September 30, 2015.

In September 2014, the Company filed with the Securities and Exchange Commission a new automatic shelf registration statement on Form S-3. On November 10, 2014, in connection with the new shelf registration, the Company filed with the Securities and Exchange Commission a new prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $150.0 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of the Company’s stock issued under this prospectus supplement during the year ended December 31, 2014 nor the nine months ended September 30, 2015.

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

Executive Retirement Agreement

We have a non-qualified deferred compensation agreement with our Chief Executive Officer (“CEO”). The current agreement, as amended, provides for a lump sum payment upon retirement, no sooner than age 55. As of January 1, 2013, our CEO had reached age 55 and was eligible to receive the payment upon retirement. If our CEO had retired as of September 30, 2015, we would have had to pay him $7.4 million. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity.

Off-Balance Sheet Arrangements

Except as discussed above, and in the notes to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q, we do not have any off-balance sheet arrangements.

Cash Flow

Cash and cash equivalents as of September 30, 2015 was $47.1 million, compared to $41.3 million as of December 31, 2014.

Operating Activities

Cash provided by operating activities amounted to $111.2 million for the nine months ended September 30, 2015 versus cash provided by operating activities of $164.6 million for the nine months ended September 30, 2014. Cash provided by operating activities during the nine months ended September 30, 2015 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, and stock-based compensation expense. Equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets increased in total by $3.1 million, representing a negative impact on cash. The increase was primarily driven by new facility activations as well as the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $6.9 million which positively impacted cash. The increase was primarily driven by new facility activations as well as the timing of payments.

Additionally, cash provided by operating activities for the nine months ended September 30, 2015 was negatively impacted by an increase in changes in contract receivable of $74.5 million. This increase relates to costs incurred and estimated earnings in excess of billings related to the prison project in Ravenhall, Australia. The contract receivable is expected to grow as construction services are performed and will continue to have a negative impact on cash from operating activities until the balance is ultimately settled with the State. In accordance with the contract, the project will not be billed out until completion and commercial acceptance of the facility by the State.

Cash provided by operating activities during the nine months ended September 30, 2014 was positively impacted by increases in net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, and stock-based compensation expense. Increases in equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by a net of $22.2 million, representing a positive impact on cash. The decrease was primarily driven by a decrease of approximately $17.0 million related to federal and state tax over payments that were included in other current assets at December 31, 2013 which were applied in 2014. The remaining change is due to the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $11.9 million which positively impacted cash. The increase was primarily due to a prepayment from the Residential Treatment Services divestiture of $6.5 million in connection with the termination of the services and license agreement as well as the timing of payments.

Cash provided by operating activities in the nine months ended September 30, 2014 was negatively impacted by an increase in changes in contract receivable of $54.7 million. This increase relates to costs incurred and estimated earnings in excess of billings related to the Ravenhall Project. Refer to Note 11 - Commitments, Contingencies and Other in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q. The Contract Receivable is expected to grow as construction services are performed and will continue to have a negative impact on cash from operating activities until the balance is ultimately settled with the State. In accordance with the contract, the project will not be billed out until completion and commercial acceptance of the facility.

Investing Activities

Cash used in investing activities of $442.5 million during the nine months ended September 30, 2015 was primarily the result of our business acquisitions of the LCS Facilities and Soberlink in the amount of $307.4 million and $24.4 million, respectively, and capital expenditures of $100.8 million. Cash used in investing activities of $96.3 million during the nine months ended September 30, 2014 was primarily the result of capital expenditures of $77.7 million and cash paid for a business acquisition in the amount of $13.0 million.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2015 amounted to $340.7 million compared to cash used in financing activities of $66.6 million during the nine months ended September 30, 2014. Cash provided by financing activities during the nine months ended September 30, 2015 was primarily the result of proceeds from long-term debt of $642 million under our Revolver which was primarily used to fund the acquisition of the LCS Facilities. Additionally, we had proceeds from non-recourse debt of $70.1 million related to construction draws for our prison project in Ravenhall, Australia. These increases were partially offset by a decrease for dividends paid of $138.5 million and payments on long-term debt of $222.7 million. Cash used in financing activities during the nine months ended September 30, 2014 was primarily the result of dividend payments of $124.1 million and debt issuance costs of $23.5 million. This decrease was primarily offset by an increase of $54.7 million for issuance of common stock under our prospectus supplement.

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

Normalized FFO is defined as FFO adjusted for certain items which by their nature are not comparable from period to period or that tend to obscure the Company’s actual operating performance, including for the periods presented start-up expenses and mergers and acquisitions (“M&A”) related expenses, net of tax.

AFFO is defined as Normalized FFO adjusted by adding non-cash expenses such as non-real estate related depreciation and amortization, stock based compensation expense, the amortization of debt issuance costs, discount and/or premium and other non-cash interest, and by subtracting recurring consolidated maintenance capital expenditures.

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

Our reconciliation of net income attributable to The GEO Group, Inc. to FFO, Normalized FFO and AFFO for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Funds From Operations
Net income attributable to The GEO Group, Inc.	$38,312	$38,991	$95,374	$105,879
Real estate related depreciation and amortization	14,449	13,172	42,826	39,538

NAREIT Defined FFO	52,761	52,163	138,200	145,417

Start-up expenses, net of tax	1,919	—	4,831	—

M&A related expenses, net of tax	—	—	2,232	—

Normalized Funds from Operations	$54,680	$52,163	$145,263	$145,417

Non-real estate related depreciation and amortization	12,678	10,907	35,802	32,431
Consolidated maintenance capital expenditures	(5,843)	(6,025)	(17,929)	(15,406)
Stock-based compensation expense	3,025	1,730	8,602	6,263
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	1,770	2,054	4,986	4,453

Adjusted Funds from Operations	$66,310	$60,829	$176,724	$173,158

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

During the first nine months of 2015, we activated three existing company-owned facilities. In March of 2015, we began the intake process at the company-owned, 400-bed Mesa Verde Detention Facility located in Bakersfield, California under an intergovernmental agreement between the City of McFarland, California and ICE. In early June of 2015, we started the intake process at the company-owned, 1,940-bed Great Plains Correctional Facility in Hinton, Oklahoma under a new 10-year contract with the Federal Bureau of Prisons, which we announced in late December 2014. In late June, we also began the intake of inmates from the State of Vermont at our company-owned, 1,748-bed North Lake Correctional Facility in Baldwin, Michigan under a five-year agreement with the Vermont Department of Corrections for the out-of-state housing of up to 675 inmates. Under the contract, we will provide comprehensive correctional management services, including the provision of industry-leading, evidence-based offender rehabilitation programs under the ‘GEO Continuum of Care.’ We have also entered into a five-year agreement with the Washington Department of Corrections for the out-of-state housing of up to 1,000 inmates at the North Lake Correctional Facility. In addition to the reactivation of these three existing company-owned facilities, on July 1, 2015, we activated a company-owned, 640-bed expansion at the Adelanto Detention Facility in Adelanto, California under the existing contractual structure with the City of Adelanto and ICE. Furthermore, we expect to complete the development of a 626-bed expansion to the company-owned, 532-bed Karnes County Residential Center in Texas by the end of 2015 under an amendment to our existing contract with Karnes County, Texas and the existing intergovernmental service agreement between Karnes County and ICE. We will finance, develop, and manage the $36 million expansion, which will increase the facility’s total capacity to 1,158 beds. Additionally, we recently signed new contracts with ICE for the continued management of our company-owned, 700-bed Broward Transition Center in Pompano Beach, Florida and our company-owned, 1,575-bed Northwest Detention Center in Tacoma, Washington.

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

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related cost represented 55.7% of our operating expenses during the nine months ended

September 30, 2015. Additional significant operating expenses include food, utilities and inmate medical costs. During the nine months ended September 30, 2015, operating expenses totaled 74.3% of our consolidated revenues. Our operating expenses as a percentage of revenues in 2015 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2015, we will incur carrying costs for facilities that are currently vacant. As of September 30, 2015, our worldwide operations include the management and/or ownership of approximately 87,000 beds at 104 correctional and detention facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 127,000 offenders and pre-trial defendants, including approximately 83,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During the nine months ended September 30, 2015, general and administrative expenses totaled 7.3% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenues in 2015 to remain consistent or decrease as a result of cost savings initiatives and decreases in nonrecurring costs related to our REIT conversion. We expect business development costs to remain consistent or increase slightly as we pursue additional business development opportunities in all of our business lines. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

Idle Facilities

We are currently marketing approximately 3,422 vacant beds at four of our idle facilities to potential customers. The annual carrying cost of our idle facilities in 2015 is estimated to be $13.7 million, including depreciation expense of $0.9 million. As of September 30, 2015, these facilities had a net book value of $34.5 million. We currently do not have any firm commitment or agreement in place to activate these facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. These idle facilities are included in the U.S. Corrections & Detention segment. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if all of these idle facilities were to be activated using our U.S. Corrections & Detention average per diem rate through September 30, 2015 (calculated as the U.S. Corrections & Detention revenue divided by the number of U.S. Corrections & Detention mandays) and based on the average occupancy rate in our U.S. Corrections & Detention facilities for 2015, we would expect to receive incremental annualized revenue of approximately $76 million and an annualized increase in earnings per share of approximately $0.20 to $0.25 per share based on our average U.S. Corrections and Detention operating margin.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Credit Facility. Payments under the Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Credit Facility of $783.3 million and $58.1 million in outstanding letters of credit, as of September 30, 2015, for every one percent increase in the average interest rate applicable to the Credit Facility, our total annual interest expense would increase by $7.8 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the Australian dollar, the Canadian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at September 30, 2015, every 10 percent change in historical currency rates would have approximately a $3.4 million effect on our financial position and approximately a $0.7 million impact on our results of operations during the nine months ended September 30, 2015.

ITEM 4. CONTROLS AND PROCEDURES.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	—	$—	—	$—
August 1, 2015 - August 31, 2015	29,035	$32.97	—	$—
September 1, 2015 - September 30, 2015	277	$29.33	—	$—

Total	29,312	$—	—	$—

(1)	The Company withheld these shares through net share settlements to satisfy minimum statutory tax withholding requirements upon vesting of shares of restricted stock held by employees. These purchases were not made as part of a publicly announced plan or program.

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

THE GEO GROUP, INC.

Date: November 6, 2015	/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer
(duly authorized officer and principal financial officer)