Form 10-K
period 2015-12-31
GEO GROUP INC
filed 2016-02-26
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 74,121,907 voting and non-voting shares of common stock held by non-affiliates of the registrant as of June 30, 2015 (based on the last reported sales price of such stock on the New York Stock Exchange on such date, the last business day of the registrant’s quarter ended June 30, 2015 of $34.16 per share) was approximately $2.5 billion.

As of February 23, 2016, the registrant had 74,665,823 shares of common stock outstanding.

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

General

We are a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of correctional, detention and re-entry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa and the United Kingdom. We own, lease and operate a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, as well as community based re-entry facilities. We develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency. We provide innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. We also provide secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through our joint venture GEO Amey PECS Ltd. (“GEOAmey”). As of December 31, 2015, our worldwide operations included the management and/or ownership of approximately 87,000 beds at 104 correctional, detention and community based facilities, including idle facilities and projects under development, and also include the provision of community supervision services for more than 139,000 offenders and pre-trial defendants, including approximately 89,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

Business Segments

We conduct our business through four reportable business segments: our U.S. Corrections & Detention segment; our GEO Care segment; our International Services segment and our Facility Construction & Design segment. We have identified these four reportable segments to reflect our current view that we operate four distinct business lines, each of which constitutes a material part of our overall business. Our U.S. Corrections & Detention segment primarily encompasses our U.S.-based privatized corrections and detention business. Our GEO Care segment, which conducts its services in the U.S., consists of our community based services business, our youth services business and our electronic monitoring and supervision service. Our International Services segment primarily consists of our privatized corrections and detention operations in South Africa, Australia, and the United Kingdom. Our Facility Construction & Design segment primarily contracts with various states, local and federal agencies, as well as international agencies, for the design and construction of facilities for which we generally have been, or expect to be, awarded management contracts. Financial information about these segments for years 2015, 2014 and 2013 is contained in Note 17 — Business Segments and Geographic Information included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Recent Developments

Contract awards and facility activations

The following contract awards and facility activations occurred during 2015:

On January 28, 2015, we announced that we signed a contract for the reactivation of our company-owned, 400-bed Mesa Verde Detention Facility in California. The facility will house immigration detainees under an intergovernmental service agreement between the City of McFarland and U.S. Immigration Customs and Enforcement (“ICE”).

On February 18, 2015, we announced the closing of our previously announced acquisition of the LCS Facilities (as defined below) totaling more than 6,500 beds from LCS. Refer to Note 2 — Business Combinations in the notes to the audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for further discussion.

On April 27, 2015, we announced that our wholly-owned subsidiary, The GEO Group Australia Pty. Ltd (“GEO Australia”) signed a contract with the Department of Justice and Regulation in the State of Victoria, Australia for the continued management and operation of the Fulham Correctional Centre and the Fulham Nalu Challenge Community Unit (the “Centre”). The Centre has a contract capacity of 947 beds with a further increase in planned capacity under construction.

On April 28, 2015, we announced that we had begun to mobilize our company-owned, 1,748-bed North Lake Correctional Facility located in Baldwin, Michigan. The decision to mobilize North Lake Correctional Facility was made as a result of the current demand for out-of-state correctional bed space.

On May 20, 2015, we announced that we signed a contract with the Vermont Department of Corrections for the out-of-state housing of up to 675 inmates at our company-owned North Lake Correctional Facility in Baldwin, Michigan.

On May 21, 2015, we announced that we signed a contract with the Washington Department of Corrections for the out-of-state housing of up to 1,000 inmates at our company-owned North Lake Correctional Facility in Baldwin, Michigan.

On July 6, 2015, we announced the activation of three company-owned facilities totaling 4,320 beds in Oklahoma, Michigan, and California. On October 1, 2015, we announced the signing of a new contract with ICE for the continued management of our company-owned, 1,575-bed Northwest Detention Center (the “Center”) in Tacoma, Washington. The contract for the continued management of the Center will have a term of nine years and six months inclusive of renewal options.

In September 2015, our GEO Care division was awarded a five-year contract for the provision of community-based case management services under a new pilot program by the Department of Homeland Security for families going through the immigration review process.

On October 28, 2015, we announced that we will assume management of the 3,400-bed Arizona State Prison-Kingman in Kingman, Arizona on December 1, 2015 under a managed-only contract with the Arizona Department of Corrections effective through February 2023. The facility currently houses approximately 1,700 inmates and is expected to ramp up through end of the first quarter of 2016.

Business Combinations

On February 17, 2015, we acquired eight correctional and detention facilities (the “LCS Facilities”) totaling more than 6,500 beds from LCS Corrections Services, Inc., a privately-held owner and operator of correctional and detention facilities in the United States, and its affiliates (collectively, “LCS”) for cash consideration of $307.4 million. Refer to Note 2 Business Combinations included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

On May 18, 2015, our wholly-owned subsidiary, B.I. Incorporated (“BI”) acquired 100% of the outstanding common stock of Soberlink, Inc. (“Soberlink”) for cash consideration of $24.4 million. Soberlink is a leading developer and distributor of mobile alcohol monitoring devices and services. Refer to Note 2 — Business Combinations included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Idle Facilities

We are currently marketing approximately 3,300 vacant beds at four of our idle facilities to potential customers. The annual carrying cost of idle facilities in 2016 is estimated to be $12.7 million, including depreciation expense of $1.5 million. As of December 31, 2015, these facilities had a net book value of $35.2 million. We currently do not have any firm commitment or agreement in place to activate these facilities. These idle facilities are included in the U.S. Corrections & Detention segment. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if all of these idle facilities were to be activated using our U.S. Corrections & Detention average per diem rate in 2015, (calculated as the U.S. Corrections & Detention revenue divided by the number of U.S. Corrections & Detention mandays) and based on the average occupancy rate in our U.S. Corrections & Detention facilities for 2015, we would expect to receive incremental revenue of approximately $70 million and an increase in earnings per share of approximately $.20 to $.25 per share based on our average U.S. Corrections and Detention operating margin.

Quality of Operations

We operate each facility in accordance with our company-wide policies and procedures and with the standards and guidelines required under the relevant management contract. For many facilities, the standards and guidelines include those established by the American Correctional Association, or (“ACA”). The ACA is an independent organization of corrections professionals, which establishes correctional facility standards and guidelines that are generally acknowledged as a benchmark by governmental agencies responsible for correctional facilities. Many of our contracts in the United States require us to seek and maintain ACA accreditation of the facility. We have sought and received ACA accreditation and re-accreditation for all such facilities. We achieved a median re-accreditation score of 99.8% as of December 31, 2015. Approximately 79.5% of our 2015 U.S. Corrections & Detention revenue was derived from ACA accredited facilities for the year ended

December 31, 2015. We have also achieved and maintained accreditation by The Joint Commission at four of our correctional facilities and at nine of our youth services locations. We have been successful in achieving and maintaining accreditation under the National Commission on Correctional Health Care, or (“NCCHC”), in a majority of the facilities that we currently operate. The NCCHC accreditation is a voluntary process which we have used to establish comprehensive health care policies and procedures to meet and adhere to the ACA standards. The NCCHC standards, in most cases, exceed ACA Health Care Standards and we have achieved this accreditation at nine of our U.S. Corrections & Detention facilities and at two youth services locations. Additionally, BI has achieved a certification for ISO 9001:2008 for the design, production, installation and servicing of products and services produced by the electronic monitoring business units, including electronic home arrest and electronic monitoring technology products and monitoring services, installation services, and automated caseload management services.

Business Development Overview

We intend to pursue a diversified growth strategy by winning new clients and contracts, expanding our real estate and government services portfolio and pursuing selective acquisition opportunities. Our primary potential customers include: governmental agencies responsible for local, state and federal correctional facilities in the United States; governmental agencies responsible for correctional facilities in Australia, South Africa and the United Kingdom; federal, state and local government agencies in the United States responsible for community-based services for adult and juvenile offenders; federal, state and local government agencies responsible for monitoring community-based parolees, probationers and pretrial defendants; and other foreign governmental agencies. We achieve organic growth through competitive bidding that begins with the issuance by a government agency of a request for proposal, or RFP. We primarily rely on the RFP process for organic growth in our U.S. and international corrections operations as well as in our community based re-entry services and electronic monitoring services business.

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

If the local, state or federal facility for which an award has been made must be constructed, our experience is that construction usually takes between nine and twenty-four months to complete, depending on the size and complexity of the project. Therefore, management of a newly constructed facility typically commences between ten and twenty-eight months after the governmental agency’s award.

For the services provided by BI, local, state and federal experience has been that a period of approximately 30 to 90 days is generally required from the issuance of an RFP or Invitation to Bid, or ITB, to the submission of our response; that between one and three months elapse between the submission of our response and the agency’s award for a contract; and that between one and three months elapse between the award of a contract and the commencement of a program or the implementation of program operations, as applicable.

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

During 2015, we entered into seven new or expansion projects representing an aggregate of 8,681 additional beds compared to eight new or expansion projects representing an aggregate of 7,720 beds during 2014.

In addition to pursuing organic growth through the RFP process, we will from time to time selectively consider the financing and construction of new facilities or expansions to existing facilities on a speculative basis without having a signed contract with a known customer. We also plan to leverage our experience and scale of service offerings to expand the range of government-outsourced services that we provide. We will continue to pursue real-estate opportunities and selected acquisition opportunities in our core services and other government services areas that meet our criteria for growth and profitability. We have engaged and intend in the future to engage independent consultants to assist us in developing privatization opportunities and in responding to requests for proposals, monitoring the legislative and business climate, and maintaining relationships with existing customers.

Facility Design, Construction and Finance

We offer governmental agencies consultation and management services relating to the design and construction of new correctional and detention facilities and the redesign and renovation of older facilities including facilities we own, lease or manage as well as facilities we do not own, lease or manage. Domestically, as of December 31, 2015, we have provided services for the design and construction of approximately 53 facilities and for the redesign, renovation and expansion of approximately 49 facilities. Internationally, as of December 31, 2015, we have provided services for the design and construction of 11 facilities and for the redesign, renovation and expansion of one facility.

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

The following table sets forth our current expansion and development project and its stage of completion for the Company’s facilities:

Facilities Under Construction	Additional Beds	Capacity Following Expansion/ Construction	Estimated Completion Date	Customer	Financing
Ravenhall Prison Development	1,300	1,300	Q4 2017	Department of Justice,	GEO
				State of Victoria

Competitive Strengths

Leading Corrections Provider Uniquely Positioned to Offer a Continuum of Care

We are the second largest provider of privatized correctional and detention facilities worldwide and the largest provider of community-based re-entry services, youth services and electronic monitoring services in the U.S. corrections industry. We believe these leading market positions and our diverse and complementary service offerings enable us to meet the growing demand from our clients for comprehensive services throughout the entire corrections lifecycle. Our continuum of care enables us to provide consistency and continuity in case management, which we believe results in a higher quality of care for offenders, reduces recidivism, lowers overall costs for our clients, improves public safety and facilitates successful reintegration of offenders back into society. In 2015, we made a commitment to fund up to an additional $5 million dollar annual investment to expand our continuum of care platform of programs.

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

Long-Term Relationships with High-Quality Government Customers

We have developed long-term relationships with our federal, state and other governmental customers, which we believe enhance our ability to win new contracts and retain existing business. We have provided correctional and detention management services to the United States Federal Government for 29 years, the State of California for 28 years, the State of Texas for approximately 28 years, various Australian state government entities for 24 years and the State of Florida for approximately 22 years. These customers accounted for approximately 68.2% of our consolidated revenues for the fiscal year ended December 31, 2015.

Recurring Revenue with Strong Cash Flow

Our revenue base is derived from our long-term customer relationships, with contract renewal rates and facility occupancy rates both approximating 90% over the past five years. We have been able to expand our revenue base by continuing to reinvest our strong operating cash flow into expansionary projects and through strategic acquisitions that provide scale and further enhance our service offerings. Our consolidated revenues have grown from $877.0 million in 2007 to $1.8 billion in 2015. We expect our operating cash flow to be well in excess of our anticipated annual maintenance capital expenditure needs, which would provide us significant flexibility for growth in capital expenditures, future dividend payments in connection with operating as a REIT, acquisitions and/or the repayment of indebtedness.

Sizeable International Busines

Our international infrastructure, which leverages our operational excellence in the U.S., allows us to aggressively target foreign opportunities that our U.S. based competitors without overseas operations may have difficulty pursuing. We currently have international operations in Australia, South Africa and the United Kingdom. Our international services business generated approximately $262 million of revenues, representing approximately 14% of our consolidated revenues for the year ended December 31, 2015. Included in our international revenues are construction revenues related to our prison project in Ravenhall, Australia which are presented in our Facility Design & Construction segment. We believe we are well positioned to continue benefiting from foreign governments’ initiatives to outsource correctional services.

Experienced, Proven Senior Management Team

Our Chief Executive Officer and the founder, George C. Zoley, Ph.D., has led our Company for 31 years and has established a track record of growth and profitability. Under his leadership, our annual consolidated revenues from continuing operations have grown from $40.0 million in 1991 to $1.8 billion in 2015. Mr. Zoley is one of the pioneers of the industry, having developed and opened what we believe to be one of the first privatized detention facilities in the U.S. in 1986. Our Chief Financial Officer, Brian R. Evans, has been with our Company for over 15 years and has led our conversion to a REIT as well as the integration of our recent acquisitions and financing activities. Our top seven senior executives have an average tenure with our Company of over 11 years.

Business Strategies

Provide High Quality, Comprehensive Services and Cost Savings Throughout the Corrections Lifecycle

Our objective is to provide federal, state and local governmental agencies with a comprehensive offering of high quality, essential services at a lower cost than they themselves could achieve. We believe government agencies facing budgetary constraints will increasingly seek to outsource a greater proportion of their correctional needs to reliable providers that can enhance quality of service at a reduced cost. We believe our expanded and diversified facility and service offerings uniquely position us to bundle our high quality facility services and provide a comprehensive continuum of care for our clients, which we believe will lead to lower cost outcomes for our clients and larger scale business opportunities for us.

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

Selectively Pursue Acquisition Opportunities

We intend to continue to supplement our organic growth by selectively identifying, acquiring and integrating businesses that fit our strategic objectives and enhance our geographic platform and service offerings. Since 2005, and including the acquisitions of Protocol Criminal Justice, Inc. (“Protocol”), Soberlink and the LCS Facilities, we have completed nine acquisitions for total consideration, including debt assumed, in excess of $1.7 billion. Our management team utilizes a disciplined approach to analyze and evaluate acquisition opportunities, which we believe has contributed to our success in completing and integrating our acquisitions.

Facilities and Day Reporting Centers

The following table summarizes certain information with respect to: (i) U.S. and international detention and corrections facilities; (ii) residential and non-residential community-based services facilities; and (iii) residential and non-residential youth services facilities. The information in the table includes the facilities that we (or a subsidiary or joint venture of GEO) owned, operated under a management contract, had an agreement to provide services, had an award to manage or was in the process of constructing or expanding as of December 31, 2015:

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract(2)	Base Period	Renewal Options	Managed Leased/ Owned

Corrections & Detention — Western Region:

Adelanto Detention Facility, Adelanto, CA (3)	1,940	ICE - IGA	Federal Detention	Minimum/ Medium	May 2011	5 years	None	Owned

Alhambra City Jail, Los Angeles, CA	67	USMS	City Jail	All Levels	July 2008	3 years	Five, One Year	Managed

Arizona State-Prison Florence West Florence, AZ	750	AZ DOC	State DUI/ RTC Correctional	Minimum	October 2002	10 years	Two, Five-year	Managed

Arizona State Prison — Kingman, AZ	3,400	AZ DOC	State Correctional Facility	Minimum/ Medium	January 2008	10 years	Two, Five-year	Managed

Arizona State-Prison Phoenix West Phoenix, AZ	500	AZ DOC	State DWI Correctional	Minimum	July 2002	10 years	Two, Five-year	Managed

Aurora/ICE Processing Center Aurora, CO	1,532	ICE / USMS	Federal Detention	All Levels	September 2011/ October 2012	2 years / 2 years	Four, Two-year / Four, Two-year	Owned

Baldwin Park City Jail, Baldwin Park, CA	32	Los Angeles County	City Jail	All Levels	July 2003	3 years	Perpetual, Three-year	Managed

Central Arizona Correctional Facility Florence, AZ	1,280	AZ DOC	State Sex Offender Correctional	Minimum/ Medium	December 2006	10 years	Two, Five-year	Managed

Central Valley MCCF McFarland, CA	700	CDCR	State Correctional Facility	Medium	September 2013	Four Years and Ten Months	None	Owned

Desert View MCCF Adelanto, CA	700	CDCR	State Correctional Facility	Medium	September 2013	Four Years and Ten Months	None	Owned

Downey City Jail Los Angeles, CA	30	Los Angeles County	City Jail	All Levels	November 2014	3 years	Two, One- year	Managed

Fontana City Jail Los Angeles, CA	39	Los Angeles County	City Jail	All Levels	February 2007	5 months	Five, One- year, Plus 2 Year Extension	Managed

Garden Grove City Jail Los Angeles, CA	16	Los Angeles County	City Jail	All Levels	July 2015	3 years	Unlimited, Perpetual Three-Year	Managed
Golden State MCCF McFarland, CA	700	CDCR	State Correctional	Medium	November 2013	Four Years and Eight Months	None	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract(2)	Base Period	Renewal Options	Managed Leased/ Owned

Guadalupe County Correctional Facility Santa Rosa, NM(3)	600	NMCD - IGA	Local/State Correctional	Medium	January 1999	Perpetual	None	Owned

Hudson Correctional Facility Hudson, CO	1,250	Idle						Leased

Lea County Correctional Facility Hobbs, NM(3)	1,200	NMCD - IGA	Local/State Correctional	Medium	December 2015	3 Years	None	Owned

McFarland Community Correctional Facility McFarland, CA	300	CDCR	State Correctional	Minimum	April 2014	4 Years and Two Months	None	Owned

Mesa Verde Community Correctional Facility Bakersfield, CA(3)	400	ICE - IGA	State Correctional	Minimum	March 2015	5 Years	None	Owned

Montebello City Jail Los Angeles, CA	25	Los Angeles County	City Jail	All Levels	July 2014	2 Years	Two, Two-Year	Managed

Northeast New Mexico Detention Facility Clayton, NM(3)	625	NMCD / IGA	Local/State Correctional	Medium	August 2008	21 Years, Eleven Months	Unlimited, One-Year	Managed

Northwest Detention Center Tacoma, WA	1,575	ICE	Federal Detention	All Levels	September 2015	1 Year	Nine, One-Year	Owned

Ontario City Jail Los Angeles, CA	40	Los Angeles County	City Jail	Any Level	July 2014	3 Years	Two, Three-year	Managed

Western Region Detention Facility San Diego, CA	770	USMS	Federal Detention	Maximum	Janaury 2006	5 Years, Two Months	One, Five- year	Leased

Corrections & Detention — Central Region:

Big Spring Correctional Center Big Spring, TX	3,509	BOP	Federal Correctional	Medium	April 2007	4 years	Three, Two-year	Owned

Brooks County Detention Center, TX(3)	652	USMS - IGA	Local & Federal Detention	Medium	March 2013	Perpetual	None	Owned

Central Texas Detention Facility San Antonio, TX(3)	688	USMS / IGA	Local & Federal Detention	Minimum/ Medium	April 2009	Perpetual	None	Managed

Coastal Bend Detention Center,TX(3)	1,176	USMS - IGA	Local & Federal Detention	Medium	July 2012	Perpetual	None	Owned

East Hildago Detention Center(3)	1,300	USMS - IGA	Local & Federal Detention	Medium	July 2012	Perpetual	None	Owned

Great Plains Correctional Facility Hinton, OK	1,940	BOP	Federal Correctional	Minimum	June 2015	5 years	Five, One- Year Plus One Six- Month Extension	Owned

Joe Corley Detention Facility Conroe, TX	1,517	USMS / ICE	Local Correctional	Medium	July 2008/July 2008	Perpetual/5 Years	None/18- Months Plus Two, Six-Month Extensions	Owned

Karnes Correctional Center Karnes City, TX(3)	679	USMS—IGA	Local & Federal Detention	All Levels	February 1998	Perpetual	None	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract(2)	Base Period	Renewal Options	Managed Leased/ Owned

Karnes County Residential Center,TX(3)	532	ICE - IGA	Federal Detention	All Levels	December 2010	5 years	One, Five- Year	Owned

Lawton Correctional Facility Lawton, OK	2,526	OK DOC	State Correctional	Medium	October 2013	1 Year	Four, Automatic One-year	Owned

Reeves County Detention Complex R1/R2 Pecos, TX	2,407	BOP	Federal Correctional	Low	February 2007	4 years	Three, Two-year	Managed

Reeves County Detention Complex R3 Pecos, TX	1,356	BOP	Federal Correctional	Low	January 2007	4 years	Three, Two-year	Managed

Rio Grande Detention Center Laredo, TX	1,900	USMS	Federal Detention	Medium	October 2008	5 years	Three, Five-year	Owned

South Texas Detention Complex Pearsall, TX	1,904	ICE	Federal Detention	All Levels	December 2011	11 months	Four, One-year	Owned

Val Verde Correctional Facility Del Rio, TX(3)	1,407	USMS - IGA	Local & Federal Detention	All Levels	January 2001	Perpetual	None	Owned

Corrections & Detention — Eastern Region:

Alexandria Transfer Center Alexandria, LA (3)	400	ICE - IGA	Federal Detention	Minimum/ Medium	November 2013	5 years	Four, One-year	Owned

Allen Correctional Center Kinder, LA	1,576	LA DOC	State Correctional	Medium/ Maximum	July 2010	10 years	None	Managed

Bay Correctional Center Panama City, FL	985	FL DMS	State Correctional	Minimum/ Medium	February 2014	3 years	Unlimited, Two-year	Managed

Blackwater River Correctional Facility Milton, FL	2,000	FL DMS	State Correctional	Medium/ close	October 2010	3 years	Unlimited, Two-year	Managed

Broward Transition Center Deerfield Beach, FL	700	ICE	Federal Detention	Minimum	July 2015	1 year	Five, One- year plus One, Six- month extension	Owned

Caldwell Parish Detention Center, LA	232	Third Party Tenant	State Correctional	Low	N/A	N/A	N/A	Owned

D. Ray James Correctional Facility Folkston, GA	2,847	BOP	Federal Detention	All Levels	October 2010	4 years	Three, Two-year	Owned

Graceville Correctional Facility Jackson, FL	1,884	FL DMS	State Correctional	All Levels	February 2014	3 years	Unlimited, Two year	Managed

Heritage Trails (Plainfield STOP) Plainfield, IN	1,066	IN DOC	State Correctional	Minimum	March 2011	4 years	One, Four-year	Managed

JB Evans Correctional Center, LA	388	Idle						Owned

LaSalle Detention Facility Jena, LA(3)	1,160	ICE - IGA	Federal Detention	Minimum/ Medium	November 2013	1 year	Forty, One-year	Owned

Lawrenceville Correctional Center Lawrenceville, VA	1,536	VA DOC	State Correctional	Medium	March 2003	5 years	Two, Five-year	Managed

Moshannon Valley Correctional Center Philipsburg, PA	1,878	BOP	Federal Correctional	Medium	March 2006	3 years	Seven, One-year	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract(2)	Base Period	Renewal Options	Managed Leased/ Owned

Moore Haven Correctional Facility Moore Haven, FL	985	FL DMS	State Correctional	Minimum/ Medium	February 2014	3 years	Unlimited, Two-year	Managed

New Castle Correctional Facility New Castle, IN	3,196	IN DOC	State Correctional	All Levels	January 2006	4 years	Two, Five-year plus One Six-Month	Managed

North Lake Correctional Facility Baldwin, MI	1,748	VT DOC/WA DOC	State Correctional	Maximum	May 2015/June 2015	2 years/3 years, four months	One, Two year/One, Two year	Owned

Perry County Correctional Facility, AL	690	Idle						Owned

Pine Prairie Correctional Center, LA	1,094	Idle						Owned

Queens Private Detention Facility Jamaica, NY	222	USMS	Federal Detention	Minimum/ Medium	January 2008	2 years	Four, Two-year	Owned

Riverbend Correctional Facility Milledgeville, GA	1,500	GA DOC	State Correctional	Medium	July 2010	1 year	Forty, One-year	Owned

Rivers Correctional Institution Winton, NC	1,450	BOP	Federal Correctional	Low	April 2011	4 years	Three, Two-year	Owned

Robert A. Deyton Detention Facility Lovejoy, GA	768	USMS	Federal Detention	Medium	February 2008	5 years	Three, Five year	Leased

South Bay Correctional Facility South Bay, FL	1,948	FL DMS	State Correctional	Medium/ Close	July 2009	3 years	Unlimited, Two-year	Managed

South Louisiana Correctional Center, LA(3)	1,000	ICE - IGA	Federal Detention	Maximum	June 2015	5 years	None	Owned

Corrections & Detention — Australia:

Arthur Gorrie Correctional Centre Queensland, Australia	890	QLD DCS	State Remand Prison	High/ Maximum	January 2012	5 years	None	Managed

Fulham Correctional Centre & Nalu Challenge Community Victoria, Australia	785	VIC DOJ	State Prison	Minimum/ Medium	July 2012	4 years	19 years, Four months	Managed

Junee Correctional Centre New South Wales, Australia	790	NSW	State Prison	Minimum/ Medium	March 2019	5 years	Two, Five year	Managed

Parklea Correctional Centre Sydney, Australia	823	NSW	State Remand Prison	All Levels	October 2009	5 years	One, Three year	Managed

Corrections & Detention — United Kingdom:

Dungavel House Immigration Removal Centre, South Lanarkshire, UK	249	UKBA	Detention Centre	Minimum	September 2011	5 years	One, Three year	Managed

Corrections & Detention — South Africa:

Kutama-Sinthumule Correctional Centre Limpopo Province, Republic of South Africa	3,024	RSA DCS	National Prison	Maximum	February 2002	25 years	None	Managed

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract(2)	Base Period	Renewal Options	Managed Leased/ Owned

Corrections & Detention — Canada:

New Brunswick Youth Centre Mirimachi, Canada(4)	N/A	PNB	Provincial Juvenile Facility	All Levels	October 1997	25 years	One, Ten-year	Managed

Corrections & Detention — Leased:

Delaney Hall Newark, NJ	1,200	Community Education Centers	Community Corrections	Community	None	—	—	Owned

GEO Care — Community Based Services:

Beaumont Transitional Treatment Center Beaumont, TX	180	TDCJ	Community Corrections	Community	September 2003	2 years	Five, Two-year plus Five One-year	Owned

Bronx Community Re-entry Center Bronx, NY	110	BOP	Community Corrections	Community	August 2014	1 year	Four, One-year	Leased

Cordova Center Anchorage, AK	262	BOP / AK DOC	Community Corrections	Community	January 2013/March 2013	2 years / 4 months	Four, one- year/Four, one-year, One five- month	Owned

El Monte Center El Monte, CA	70	BOP	Community Corrections	Community	July 2013	1 year	Four, one year	Leased

Grossman Center Leavenworth, KS	150	BOP	Community Corrections	Community	November 2012	2 years	Three, one-year	Leased

Las Vegas Community Correctional Center Las Vegas, NV	124	BOP	Community Corrections	Community	October 2010	2 years	Three, one-year plus One Four month	Owned

Leidel Comprehensive Sanction Center Houston, TX	190	BOP	Community Corrections	Community	January 2011	2 years	Four, one- year plus Four one- year	Owned

Marvin Gardens Center Los Angeles, CA	60	BOP	Community Corrections	Community	March 2012	2 years	Three, one-year	Leased

McCabe Center Austin, TX	113	Third Party Tenant	Community Corrections	Community	September 2012	None	None	Owned

Mid Valley House Edinburg, TX	128	BOP	Community Corrections	Community	July 2014	1 year	Four, one- year	Owned

Midtown Center Anchorage, AK	32	AK DOC	Community Corrections	Community	March 13	4 months	Four, one- year, One Five- month	Owned
Newark Center Newark, NJ	240	NJ State Parole Board	Community Corrections	Community	July 2014	3 years	Two, one- year	Leased

Northstar Center Fairbanks, AK	143	AK DOC	Community Corrections	Community	February 2011	5 months	Four, one- year, One Five- month	Leased

Oakland Center Oakland, CA	69	BOP	Community Corrections	Community	November 2008	3 years	Seven, one-year	Owned

Parkview Center Anchorage, AK	112	AK DOC	Community Corrections	Community	March 2013	4 months	Four, one- year, One Five- month	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract(2)	Base Period	Renewal Options	Managed Leased/ Owned

Reality House Brownsville, TX	94	BOP	Community Corrections	Community	September 2011	2 year	Three, one-year	Owned

Salt Lake City Center Salt Lake City, UT	115	BOP	Community Corrections	Community	June 2011	2 years	Three one- year	Leased

Seaside Center Nome, AK	50	AK DOC	Community Corrections	Community	February 2014	5 months	Four, one- year and One,six- month	Leased

Southeast Texas Transitional Center Houston, TX	500	TDCJ	Community Corrections	Community	September 2003	2 years	Five, two- year plus Five one- year	Owned

Taylor Street Center San Francisco, CA	210	BOP / CDCR	Community Corrections	Community	April 2006/July 2015	2 years, 8 month / 2 years	Seven, one-year plus Four- month extension/ none	Owned

Tundra Center Bethel, AK	85	AK DOC	Community Corrections	Community	February 2012	5 months	Four, one- year and One, six- month	Owned

GEO Care — Youth Services:

Residential Facilities

Abraxas Academy Morgantown, PA	214	Various	Youth Residential	Secure	June 2005	N/A	N/A	Owned

Abraxas I Marienville, PA	204	Various	Youth Residential	Staff Secure	May 2005	N/A	N/A	Owned

Abraxas Ohio Shelby, OH	100	Various	Youth Residential	Staff Secure	June 2005	N/A	N/A	Owned

Abraxas Youth Center South Mountain, PA	72	PA Dept of Public Welfare	Youth Residential	Secure/ Staff Secure	June 2005	N/A	N/A	Leased

Contact Interventions Wauconda, IL	32	Idle						Owned

DuPage Interventions Hinsdale, IL	36	IL DASA, Medicaid, Private	Youth Residential	Staff Secure	June 2005	N/A	N/A	Owned

Erie Residential Programs Erie, PA	30	Idle						Owned
Hector Garza Center San Antonio, TX	139	TYC	Youth Residential	Staff Secure	June 2005	N/A	N/A	Owned

Leadership Development Program South Mountain, PA	128	Various	Youth Residential	Staff Secure	June 2005	N/A	N/A	Leased

Southern Peaks Regional Treatment Center Canon City, CO	136	Various	Youth Residential	Staff Secure	June 2005	N/A	N/A	Owned

Southwood Interventions Chicago, IL	80	IL DASA, City of Chicago, Medicaid	Youth Residential	Staff Secure	June 2005	N/A	N/A	Owned

Woodridge Interventions Woodridge, IL	90	IL DASA, Medicaid	Youth Residential	Staff Secure	June 2005	N/A	N/A	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract(2)	Base Period	Renewal Options	Managed Leased/ Owned

GEO Care — Youth Services:

Non-residential Facilities:

Abraxas Counseling Center Columbus, OH	175	Various	Youth Non- residential	Open	2008	N/A	N/A	Lease

Cleveland Counseling Center Cleveland, OH	75	Various	Youth Non- residential	Open	2014	N/A	N/A	Lease

Cincinnati Counseling Center Cincinnati, OH	125	City of Cincinnati	Youth Non- residential	Open	2012	N/A	N/A	Lease

Harrisburg Community-Based Programs Harrisburg, PA	77	Dauphin or Cumberland Counties	Youth Non- residential	Open	1995	N/A	N/A	Lease

Lehigh Valley Community-Based Programs Lehigh Valley, PA	30	Lehigh and Northampton Counties	Youth Non- residential	Open	1987	N/A	N/A	Lease

Mansfield Counseling Center, OH	25	Richland County, Ohio	Youth Non- residential	Open	2015	N/A	N/A	Lease

WorkBridge Pittsburgh, PA	690	Allegheny County	Youth Non- residential	Open	1987	N/A	N/A	Lease

The following table summarizes certain information with respect to our re-entry Day Reporting Centers, which we refer to as DRCs. The information in the table includes the DRCs that we (or a subsidiary or joint venture of GEO) operated under a management contract or had an agreement to provide services as of December 31, 2015:

DRC Location	Number of reporting centers	Type of Customers	Commencement of current contract(s)	Base period	Renewal options	Manage only/ lease
Colorado(5)	7	State, County	Various, 2004 – 2012	Various, 1 year to 18 months	One to Four, One year	Lease

California	24	State, County	Various, 2007 – 2012	Various, 1 to 5 years	Varies	Lease

North Carolina	2	State	2012	2 years	One, Two year	Lease

New Jersey	5	State, County	2008	3 years	Two, One year	Lease

Pennsylvania	11	County	Various, 2006 – 2010	Various, 1 to 3 years	Indefinite, One year	Lease

Illinois	6	State, County	2003	5 years	One, Five year	Lease or Manage only

Kansas	1	County	2011	4 years	Four, One year	Lease

Louisiana	6	State	2010	1 year	Two, One year	Lease

Kentucky	1	County	2010	2 years	Three, One year	Lease

Virginia	1	State	2013	2 years	Three, One year	Lease

Customer Legend:

Abbreviation	Customer
AZ DOC	Arizona Department of Corrections
AK DOC	Alaska Department of Corrections
BOP	Federal Bureau of Prisons
CDCR	California Department of Corrections & Rehabilitation
CO DOC	Colorado Department of Corrections
FL DOC	Florida Department of Corrections
FL DMS	Florida Department of Management Services
GA DOC	Georgia Department of Corrections
ICE	U.S. Immigration & Customs Enforcement
IN DOC	Indiana Department of Correction
IGA	Intergovernmental Agreement
IL DASA	Illinois Department of Alcoholism and Substance Abuse
LA DOC	Louisiana Department of Corrections
NMCD	New Mexico Corrections Department
NSW	Commissioner of Corrective Services for New South Wales
OK DOC	Oklahoma Department of Corrections
PNB	Province of New Brunswick
QLD DCS	Department of Corrective Services of the State of Queensland
RSA DCS	Republic of South Africa Department of Correctional Services
TDCJ	Texas Department of Criminal Justice
TYC	Texas Youth Commission
UKBA	United Kingdom Border Agency
USMS	United States Marshals Service
VA DOC	Virginia Department of Corrections
VIC DOJ	Department of Justice of the State of Victoria
VT DOC	Vermont Department of Corrections
WA DOC	Washington Department of Corrections

(1)	Capacity as used in the table refers to operational capacity consisting of total beds for all facilities except for the seven Non-residential service centers under Youth Services for which we have provided service capacity which represents the number of juveniles that can be serviced daily.
(2)	For Youth Services Non-Residential Service Centers, the contract commencement date represents either the program start date or the date that the facility operations were acquired by our subsidiary. The service agreements under these arrangements provide for services on an as-contracted basis and there are no guaranteed minimum populations or management contracts with specified renewal dates. These arrangements are more perpetual in nature. For acquired operations, the commencement date is the original date of contract.
(3)	GEO provides services at these facilities through various Inter-Governmental Agreements, or IGAs, through the various counties and other jurisdictions.
(4)	The contract for this facility only requires GEO to provide maintenance services.
(5)	The Colorado Day Reporting Centers provide many of the same services as the full service Day Reporting Centers, but rather than providing these services through comprehensive treatment plans dictated by the governing authority, these services are provided on a fee for service basis. Such services may be connected to government agency contracts and would be reimbursed by those agencies. Other services are offered directly to offenders allowing them to meet court-ordered requirements and paid by the offender as the service is provided.

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

Aside from our customers’ unilateral right to terminate our facility management contracts with them at any time for any reason, there are two points during the typical lifecycle of a contract which may result in the loss by us of a facility management contract with our customers. We refer to these points as contract “renewals” and contract “re-bids.” Many of our facility management contracts with our government customers have an initial fixed term and subsequent renewal rights for one or more additional periods at the unilateral option of the customer. Because most of our contracts for youth services do not guarantee placement or revenue, we have not considered these contracts to ever be in the renewal or re-bid stage since they are more perpetual in nature. As such, the contracts for youth services are not considered as renewals or re-bids nor are they included in the table below. We count each government customer’s right to renew a particular facility management contract for an additional period as a separate “renewal.” For example, a five-year initial fixed term contract with customer options to renew for five separate additional one-year periods would, if fully exercised, be counted as five separate renewals, with one renewal coming in each of the five years following the initial term. As of December 31, 2015, 36 of our facility management contracts representing approximately 25,000 beds are scheduled to expire on or before December 31, 2016, unless renewed by the customer at its sole option in certain cases, or unless renewed by mutual agreement in other cases. These contracts represented 29.3% of our consolidated revenues for the year ended December 31, 2015. We undertake substantial efforts to renew our facility management contracts. Our average historical facility management contract renewal approximates 90%. However, given their unilateral nature, we cannot assure you that our customers will in fact exercise their renewal options under existing contracts. In addition, in connection with contract renewals, either we or the contracting government agency have typically requested changes or adjustments to contractual terms. As a result, contract renewals may be made on terms that are more or less favorable to us than those in existence prior to the renewals.

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

As of December 31, 2015, eight of our facility management contracts representing 8.7% and $160.0 million of our 2015 consolidated revenues are subject to competitive re-bid in 2016. The following table sets forth the number of facility management contracts that we currently believe will be subject to competitive re-bid in each of the next five years and thereafter, and the total number of beds relating to those potential competitive re-bid situations during each period:

Year	Re-bid	Total Number of Beds up for Re-bid
2016	8	5,238
2017	12	10,844
2018	12	7,124
2019	8	2,381
2020	6	4,978
Thereafter	32	27,089

Total	78	57,654

Competition

We compete primarily on the basis of the quality of facility and range of services we offer; our experience domestically and internationally in the design, construction, and management of privatized correctional and detention facilities; our reputation; and our pricing. We compete directly with the public sector, where governmental agencies responsible for the operation of correctional, detention, youth services, community based services and re-entry facilities are often seeking to retain projects that might otherwise be privatized. In the private sector, our U.S. Corrections & Detention and International Services business segments compete with a number of companies, including, but not limited to: Corrections Corporation of America; Management and Training Corporation; Emerald Companies; Community Education Centers; LaSalle Southwest Corrections; Group 4 Securicor; Sodexo Justice Services (formerly Kaylx); and Serco. Our GEO Care business segment competes with a number of different small-to-medium sized companies, reflecting the highly fragmented nature of the youth services and community based services industry. BI’s electronic monitoring business competes with a number of companies, including, but not limited to: G4 Justice Services, LLC; Elmo-Tech, a 3M Company; and Pro-Tech, a 3M Company. Some of our competitors are larger and have more resources than we do. We also compete in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance.

Employees and Employee Training

At December 31, 2015, we had 15,806 full-time employees. Of our full-time employees, 483 were employed at our corporate headquarters and regional offices and 15,323 were employed at facilities and international offices. We employ personnel in positions of management, administrative and clerical, security, educational services, human services, health services and general maintenance at our various locations. Approximately 3,260 and 1,590 employees are covered by collective bargaining agreements in the United States and at international offices, respectively. We believe that our relations with our employees are satisfactory.

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

With respect to BI and the Intensive Supervision and Appearance Program (“ISAP”) services contract, new employees are required to complete training requirements as outlined in the contract within 14 days of hire and prior to being assigned autonomous ISAP related duties. These employees receive 25 hours of refresher training annually thereafter. Program managers for our ISAP contract must receive 24 hours of additional initial training. BI’s monitoring services maintains its own comprehensive certification and training program for all monitoring service specialists. We require all new personnel hired for a position in monitoring operations to complete a seven-week training program. Successful completion of our training program and a final certification is required of all of our personnel performing monitoring operations. We require that certification is achieved prior to being permitted to work independently in the call center.

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

We currently maintain a general liability policy and excess liability policies with total limits of $77.0 million per occurrence and in the aggregate covering the operations of U.S. Corrections & Detention, GEO Care’s community based services, GEO Care’s youth services and BI. We have a claims-made liability insurance program with a specific loss limit of $35.0 million per occurrence and in the aggregate related to medical professional liability claims arising out of correctional healthcare services. We are uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability and automobile liability.

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

Of the reserves discussed above, our most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves are undiscounted and were $52.8 million and $49.5 million as of December 31, 2015 and 2014, respectively and are included in accrued expenses in the accompanying balance sheets. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially adversely impacted.

International Operations

Our international operations for fiscal years 2015, 2014 and 2013 consisted of the operations of our wholly-owned Australian subsidiaries, our wholly owned subsidiary in the United Kingdom, and South African Custodial Management Pty. Limited, our consolidated joint venture in South Africa, which we refer to as SACM. In Australia, our wholly-owned subsidiary, GEO Australia, currently manages four facilities. Additionally, in September 2014, one of our Australian subsidiaries signed the Ravenhall Prison Project Agreement (“Ravenhall Contract”) with the State for the development and operation of a new 1,000-bed facility in Ravenhall, a locality near Melbourne, Australia under a Public-Private Partnership financing structure. The facility will also have the capacity to house 1,300 inmates should the State have the need for additional beds in the future. The design and construction phase of the agreement began in September 2014 with completion expected towards the end of 2017. We operate one facility in South Africa through SACM. Our wholly-owned subsidiary in the United Kingdom, The GEO Group UK Ltd., operates the 217-bed Dungavel House Immigration Removal Centre located near Glasgow, Scotland. See Item 7 for more discussion related to the results of our international operations.

Financial information about our operations in different geographic regions appears in Note-17 Business Segments and Geographic Information in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Business Concentration

Except for the major customers noted in the following table, no other single customer made up greater than 10% of our consolidated revenues, excluding discontinued operations, for these years.

Customer	2015	2014	2013
Various agencies of the U.S Federal Government:	45%	42%	45%

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

We began operating as a REIT on January 1, 2013. We received an opinion of our special REIT tax counsel (“Special Tax Counsel”) with respect to our qualification as a REIT. Investors should be aware, however, that opinions of counsel are not binding on the Internal Revenue Service (the “IRS”) or any court. The opinion of Special Tax Counsel represents only the view of Special Tax Counsel based on its review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. The opinion is expressed as of the date issued. Special Tax Counsel has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Special Tax Counsel and our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis, the results of which will not be monitored by Special Tax Counsel. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals.

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

To qualify as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs (20% starting with calendar year 2018). If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investments. These actions could have the effect of reducing our income, amounts available for distribution to our shareholders and amounts available for making payments on our indebtedness.

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

In order to satisfy the requirements for REIT qualification, no more than 50% in value of all classes or series of our outstanding shares of stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year beginning with our 2014 taxable year. In 2014, GEO merged into a newly formed entity, to facilitate GEO’s compliance with the REIT rules by implementing ownership limitations that generally restrict shareholders from owning more than 9.8% of our outstanding shares. The merger was approved by our shareholders. Under applicable constructive ownership rules, any shares of stock owned by certain affiliated owners generally would be added together for purposes of the common stock ownership limits, and any shares of a given class or series of preferred stock owned by certain affiliated owners generally would be added together for purposes of the ownership limit on such class or series.

Our use of TRSs may cause us to fail to qualify as a REIT.

The net income of our TRSs is not required to be distributed to us, and such undistributed TRS income is generally not subject to our REIT distribution requirements. However, if the accumulation of cash or reinvestment of significant earnings in our TRSs causes the fair market value of our securities in those entities, taken together with other non-qualifying assets to exceed 25% of the fair market value of our assets, in each case as determined for REIT asset testing purposes, we would, absent timely responsive action, fail to qualify as a REIT. Additionally, beginning in 2018, if the accumulation of cash or reinvestment of significant earnings in our TRSs causes the fair market value of our securities in those entities to exceed 20% of the fair market value of our assets, in each case as determined for REIT asset testing purposes, we would, absent timely responsive action, similarly fail to qualify as a REIT.

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

Risks Related to Our High Level of Indebtedness

Our level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt service obligations.

We have a significant amount of indebtedness. Our total consolidated indebtedness as of December 31, 2015 was approximately $1.9 billion, excluding non-recourse debt of $247.1 million and capital lease obligations of $9.9 million. As of December 31, 2015, we had $54.3 million outstanding in letters of credit and $485.0 million in borrowings outstanding under our revolver. Also as of December 31, 2015, we had the ability to borrow $160.7 million under our revolver, after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under our senior credit facility with respect to the incurrence of additional indebtedness. At December 31, 2015, we also had approximately AUD 215 million in letters of credit outstanding under our Australian letter of credit facility in connection with certain performance guarantees related to the Ravenhall Prison Project. We also have the ability to increase our senior credit facility by an additional $350 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

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

If we are unable to meet our debt service obligations, we may need to reduce capital expenditures, restructure or refinance our indebtedness, obtain additional equity financing or sell assets. We may be unable to restructure or refinance our indebtedness, obtain additional equity financing or sell assets on satisfactory terms or at all. In addition, our ability to incur additional indebtedness will be restricted by the terms of our Senior Credit facility, the indenture governing the 6.625% Senior Notes, the indenture governing the 5.125% Senior Notes, the indenture governing the 5.875% Senior Notes due 2022 and the indenture governing the 5.875% Senior Notes due 2024.

We are incurring significant indebtedness in connection with substantial ongoing capital expenditures. Capital expenditures for existing and future projects may materially strain our liquidity.

As of December 31, 2015, we were developing a number of projects that we estimate will cost approximately $153.0 million, of which $53.0 million was spent through December 31, 2015. We estimate our remaining capital requirements to be approximately $100.0 million, which we anticipate will be spent in fiscal years 2016 through 2017. Included in these commitments is a contractual commitment to provide a capital contribution towards the design and construction of a prison project in Ravenhall, a locality near Melbourne, Australia, in the amount of AUD 115 million, or $84.0 million, based on exchange rates at December 31, 2015. This capital contribution is expected to be made in January 2017. Capital expenditures related to facility maintenance costs are expected to be approximately $24 million for 2016. We intend to finance these and future projects using our own funds, including cash on hand, cash flow from operations and borrowings under the Revolver. In addition to these current estimated capital requirements for 2016 and 2017, we are currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2016 through 2017 could materially increase. As of December 31, 2015, we had the ability to borrow $160.7 million under the Revolver after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under the Senior Credit Facility. In addition, we have the ability to increase the Senior Credit Facility by an additional $350 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions thereunder. While we believe we currently have adequate borrowing capacity under our Senior Credit Facility to fund our operations and all of our committed capital expenditure projects, we may need additional borrowings or financing from other sources in order to complete potential capital expenditures related to new projects in the future. We cannot assure you that such borrowings or financing will be made available to us on satisfactory terms, or at all. In addition, the large capital commitments that these projects will require over the next 12-18 month period may materially strain our liquidity and our borrowing capacity for other purposes. Capital constraints caused by these projects may also cause us to have to entirely refinance our existing indebtedness or incur more indebtedness. Such financing may have terms less favorable than those we currently have in place, or not be available to us at all. In addition, the concurrent development of these and other large capital projects exposes us to material risks. For example, we may not complete some or all of the projects on time or on budget, which could cause us to absorb any losses associated with any delays.

Despite current indebtedness levels, we may still incur more indebtedness, which could further exacerbate the risks described above.

The terms of the indentures governing the 6.625% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 and our Senior Credit Facility restrict our ability to incur but do not prohibit us from incurring significant additional indebtedness in the future. As of December 31, 2015, we had the ability to borrow an additional $160.7 million under the revolver portion of our Senior Credit Facility after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under the Senior Credit Facility. We also would have the ability to increase the Senior Credit Facility by an additional $350 million, subject to lender demand, prevailing market conditions and satisfying relevant borrowing conditions. Also, we may refinance all or a portion of our indebtedness, including borrowings under our Senior Credit Facility, the 6.625% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024. The terms of such refinancing may be less restrictive and permit us to incur more indebtedness than we can now. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face related to our significant level of indebtedness could intensify.

The covenants in the indentures governing the 6.625% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 and the covenants in our Senior Credit Facility impose significant operating and financial restrictions which may adversely affect our ability to operate our business.

The indentures governing the 6.625% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 and our Senior Credit Facility impose significant operating and financial restrictions on us and certain of our subsidiaries, which we refer to as restricted subsidiaries. These restrictions limit our ability to, among other things:

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

These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities. In addition, our Senior Credit Facility requires us to maintain specified financial ratios and satisfy certain financial covenants, including maintaining a maximum senior secured leverage ratio and total leverage ratio, and a minimum interest coverage ratio. We may be required to take action to reduce our indebtedness or to act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants. We could also incur additional indebtedness having even more restrictive covenants. Our failure to comply with any of the covenants under our Senior Credit Facility, the indentures governing the 6.625% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022, the 5.875%

Senior Notes due 2024, or any other indebtedness could prevent us from being able to draw on the Revolver, cause an event of default under such documents and result in an acceleration of all of our outstanding indebtedness. If all of our outstanding indebtedness were to be accelerated, we likely would not be able to simultaneously satisfy all of our obligations under such indebtedness, which would materially adversely affect our financial condition and results of operations.

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

Our business may not be able to generate sufficient cash flow from operations or future borrowings may not be available to us under our Senior Credit Facility or otherwise in an amount sufficient to enable us to pay our indebtedness or debt securities, including the 6.625% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022, and the 5.875% Senior Notes due 2024, or to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. However, we may not be able to complete such refinancing on commercially reasonable terms or at all. If for any reason we are unable to meet our debt service obligations, we would be in default under the terms of the agreements governing our outstanding debt. If such a default were to occur, the lenders under the senior credit facility, and holders of the 6.625% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 could elect to declare all amounts outstanding immediately due and payable, and the lenders would not be obligated to continue to advance funds under the Senior Credit Facility. If the amounts outstanding under the Senior Credit Facility or other agreements governing our outstanding debt, were accelerated, our assets may not be sufficient to repay in full the money owed to our lenders and holders of the 6.625% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 and any other debt holders.

Because portions of our senior indebtedness have floating interest rates, a general increase in interest rates would adversely affect cash flows.

Borrowings under our Senior Credit Facility bear interest at a variable rate. As a result, to the extent our exposure to increases in interest rates is not eliminated through interest rate protection agreements, such increases will result in higher debt service costs which will adversely affect our cash flows. We currently do not have interest rate protection agreements in place to protect against interest rate fluctuations on borrowings under our Senior Credit Facility. As of December 31, 2015, we had $777.5 million of indebtedness outstanding under our Senior Credit Facility, and a one percent increase in the interest rate applicable to the Senior Credit Facility would increase our annual interest expense by approximately $8.0 million.

We depend on distributions from our subsidiaries to make payments on our indebtedness. These distributions may not be made.

A substantial portion of our business is conducted by our subsidiaries. Therefore, our ability to meet our payment obligations on our indebtedness is substantially dependent on the earnings of certain of our subsidiaries and the payment of funds to us by our subsidiaries as dividends, loans, advances or other payments. Our subsidiaries are separate and distinct legal entities and, unless they expressly guarantee any indebtedness of ours, they are not obligated to make funds available for payment of our indebtedness in the form of loans, distributions or otherwise. Our subsidiaries’ ability to make any such loans, distributions or other payments to us will depend on their earnings, business results, the terms of their existing and any future indebtedness, tax considerations and legal or contractual restrictions to which they may be subject. If our subsidiaries do not make such payments to us, our ability to repay our indebtedness may be materially adversely affected. For the year ended December 31, 2015, our subsidiaries accounted for 73.8% of our consolidated revenues, and as of December 31, 2015, our subsidiaries accounted for 90.9% of our total assets.

We may not be able to satisfy our repurchase obligations in the event of a change of control because the terms of our indebtedness or lack of funds may prevent us from doing so.

Upon a change of control as specified in the indentures governing the terms of our senior notes, each holder of the 6.625% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 will have the right to require us to repurchase their notes at 101% of their principal amount, plus accrued and unpaid interest, and, liquidated damages, if any, to the date of repurchase. The terms of the Senior Credit Facility limit our ability to repurchase the notes in the event of a change of control. Any future agreement governing any of our indebtedness may contain similar restrictions and provisions. Accordingly, it is possible that restrictions in the Senior Credit Facility or other indebtedness that may be incurred in the future will not allow the required repurchase of the 6.625% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 upon a change of control. Even if such repurchase is permitted by the terms of our then existing indebtedness, we may not have sufficient funds available to satisfy our repurchase obligations. Our failure to purchase any of the senior notes would be a default under the indenture governing such notes, which in turn would trigger a default under the Senior Credit Facility and the indentures governing the other senior notes.

Risks Related to Our Business and Industry

From time to time, we may not have a management contract with a client to operate existing beds at a facility or new beds at a facility that we are expanding and we cannot assure you that such a contract will be obtained. Failure to obtain a management contract for these beds will subject us to carrying costs with no corresponding management revenue.

From time to time, we may not have a management contract with a customer to operate existing beds or new beds at facilities that we are currently in the process of renovating and expanding. While we will always strive to work diligently with a number of different customers for the use of these beds, we cannot assure you that a contract for the beds will be secured on a timely basis, or at all. While a facility or new beds at a facility are vacant, we incur carrying costs. We are currently marketing approximately 3,300 vacant beds at four of our idle facilities to potential customers. The annual carrying cost of idle facilities in 2016 is estimated to be $12.7 million, including depreciation expense of $1.5 million, if the facilities remain vacant during 2016. At December 31, 2015, these facilities had a net book value of $35.2 million. Failure to secure a management contract for a facility or expansion project could have a material adverse impact on our financial condition, results of operations and/or cash flows. We review our facilities for impairment whenever events or changes in circumstances indicate the net book value of the facility may not be recoverable. Impairment charges taken on our facilities could require material non-cash charges to our results of operations. In addition, in order to secure a management contract for these beds, we may need to incur significant capital expenditures to renovate or further expand the facility to meet potential clients’ needs.

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

As of December 31, 2015, eight of our facility management contracts representing $160.0 million (or 8.7%) of our consolidated revenues for the year ended December 31, 2015 are subject to competitive re-bid in 2016. While we are pleased with our historical win rate on competitive re-bids and are committed to continuing to bid competitively on appropriate future competitive re-bid opportunities, we cannot in fact assure you that we will prevail in future re-bid situations. Also, we cannot assure you that any competitive re-bids we win will be on terms more favorable to us than those in existence with respect to the expiring contract.

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

We have a substantial amount of goodwill and other intangible assets resulting from business acquisitions. As of December 31, 2015, we had $839.6 million of goodwill and other intangible assets. At least annually, or whenever events or changes in circumstances indicate a potential impairment in the carrying value as defined by Generally Accepted Accounting Principles in the United States of America, or U.S. GAAP, we will evaluate this goodwill for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Estimated fair values could change if there are changes in our capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. Impairments of goodwill or other intangible assets could require material non-cash charges to our results of operations.

Our growth depends on our ability to secure contracts to develop and manage new correctional, detention and community based facilities and to secure contracts to provide electronic monitoring services, community-based re-entry services and monitoring and supervision services, the demand for which is outside our control.

Our growth is primarily dependent upon our ability to obtain new contracts to develop and/or manage correctional, detention, and community based facilities under public-private partnerships. Additionally, our growth is generally dependent upon our ability to obtain new contracts to offer electronic monitoring services, provide community-based re-entry services and provide monitoring and supervision services. Demand for new public-private partnership facilities in our areas of operation may decrease and our potential for growth will depend on a number of factors we cannot control, including overall economic conditions, governmental and public acceptance of public-private partnerships, government budgetary constraints, and the number of facilities available for public-private partnerships.

In particular, the demand for our correctional and detention services, electronic monitoring services, community-based re-entry services and monitoring and supervision services could be affected by changes in existing policies which adversely impact the need for and acceptance of public-private partnerships across the correctional, detention, and community reentry services spectrum. Various factors outside our control could adversely impact the growth of our GEO Care business, including government customer resistance to the public-private partnerships for residential community based facilities, and changes to Medicaid and similar reimbursement programs.

We may not be able to meet state requirements for capital investment or locate land for the development of new facilities, which could adversely affect our results of operations and future growth.

Certain jurisdictions have in the past required successful bidders to make a significant capital investment in connection with the financing of a particular project. If this trend were to continue in the future, we may not be able to obtain sufficient capital resources when needed to compete effectively for facility management contracts. Additionally, our success in obtaining new awards and contracts may depend, in part, upon our ability to locate land that can be leased or acquired under favorable terms. Our inability to secure financing and desirable locations for new facilities could adversely affect our results of operations and future growth.

We depend on a limited number of governmental customers for a significant portion of our revenues. The loss of, or a significant decrease in revenues from, these customers could seriously harm our financial condition and results of operations.

We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. Of our governmental partners, four customers, through multiple individual contracts, accounted for 45.5% of our consolidated revenues for the year ended December 31, 2015. In addition, three federal governmental agencies with correctional and detention responsibilities, the Bureau of Prisons, ICE, and the U.S. Marshals Service, accounted for 44.9% of our total consolidated revenues for the year ended December 31, 2015 through multiple individual contracts, with the Bureau of Prisons accounting for 15.6% of our total consolidated revenues for such period, ICE accounting for 17.7% of our total consolidated revenues for such period, and the U.S. Marshals Service accounting for 11.6% of our total consolidated revenues for such period; however, no individual contract with these clients accounted for more than 5.0% of our total consolidated revenues. Government agencies from the State of Florida accounted for 6.1% of our total consolidated revenues for the year ended December 31, 2015 through multiple individual contracts. Our revenues depend on our governmental customers receiving sufficient funding and providing us with timely payment under the terms of our contracts. If the applicable governmental customers do not receive sufficient appropriations to cover their contractual obligations, they may delay or reduce payment to us or terminate their contracts with us. With respect to our federal government customers, any future impasse or struggle impacting the federal government’s ability to reach agreement on the federal budget, debt ceiling, immigration reform and how to fund the Department of Homeland Security, and any future federal government shut downs could result in material payment delays, payment reductions or contract terminations. Additionally, our governmental customers may request in the future that we reduce our per diem contract rates or forego increases to those rates as a way for those governmental customers to control their spending and address their budgetary shortfalls. The loss of, or a significant decrease in, business from the Bureau of Prisons, ICE, the U.S. Marshals Service, the State of Florida or any other significant customers could seriously harm our financial condition and results of operations. We expect to continue to depend upon these federal and state agencies and a relatively small group of other governmental customers for a significant percentage of our revenues.

A decrease in occupancy levels could cause a decrease in revenues and profitability.

While a substantial portion of our cost structure is generally fixed, most of our revenues are generated under facility management contracts which provide for per diem payments based upon daily occupancy. Several of these contracts provide fixed-price payments that cover a portion or all of our fixed costs. However, many of our contracts have no fixed-price payments and simply provide for a per diem payment based on actual occupancy. As a result, with respect to our contracts that have no fixed-price payments, we are highly dependent upon the governmental agencies with which we have contracts to utilize our facilities. Under a per diem rate structure, a decrease in our utilization rates could cause a decrease in revenues and profitability. In addition, we acquired eight correctional and detention facilities from LCS Correctional Services, Inc. and its affiliates in 2015 which historically have had lower occupancy rates than GEO’s facilities. It may take longer than anticipated to increase the occupancy rates for these facilities. When combined with relatively fixed costs for operating each facility, regardless of the occupancy level, a material decrease in occupancy levels at one or more of our facilities could have a material adverse effect on our revenues and profitability, and consequently, on our financial condition and results of operations.

State budgetary constraints may have a material adverse impact on us.

State budgets continue their slow to moderate recovery. According to the National Conference of State Legislatures, the outlook for state budgets is stable. Revenue performance is positive, and expenditure overruns are relatively modest. Overall, most state officials anticipate a slow and steady improvement in state finances. As of December 31, 2015, we had 11 state correctional clients: Florida, Georgia, Alaska, Louisiana, Virginia, Indiana, Oklahoma, New Mexico, Arizona, Vermont and California. If state budgetary conditions deteriorate, our 11 state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts with those customers on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. In addition, budgetary constraints in states that are not our current customers could prevent those states from using public-private partnerships for correctional, detention or community based service opportunities that we otherwise could have pursued.

Competition for contracts may adversely affect the profitability of our business.

We compete with government entities and other public-private partnership operators on the basis of cost, bed availability, location of facility, quality and range of services offered, experience in managing facilities, and reputation of management and personnel. Barriers to entering the market for the management of correctional and detention facilities and the provision of community reentry programs may not be sufficient to limit additional competition in our industry. In addition, some of our government customers may assume the management of a facility currently managed by us upon the termination of the corresponding management contract or, if such customers have capacity at the facilities which they operate, they may choose to use less capacity at our facilities. Since we are paid on a per diem basis based on actual occupancy under some of our contracts, a decrease in occupancy could cause a decrease in both our revenues and our profitability.

We are dependent on government appropriations, which may not be made on a timely basis or at all and may be adversely impacted by budgetary constraints at the federal, state and local levels.

Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the contracting governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have a material adverse effect on our cash flow and financial condition, which may make it difficult to satisfy our payment obligations on our indebtedness, including the 6.625% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022, the 5.875% Senior Notes due 2024 and the Senior Credit Facility, in a timely manner. In addition, as a result of, among other things, recent economic developments, federal, state and local governments have encountered, and may continue to encounter, unusual budgetary constraints. As a result, a number of state and local governments may be under pressure to control additional spending or reduce current levels of spending which could limit or eliminate appropriations for the facilities that we operate. Additionally, as a result of these factors, we may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. Budgetary limitations may also make it more difficult for us to renew our existing contracts on favorable terms or at all. Further, a number of states in which we operate may experience budget constraints for fiscal year 2016. We cannot assure you that these constraints would not result in reductions in per diems, delays in payment for services rendered or unilateral termination of contracts.

Public resistance to the use of public-private partnerships for correctional, detention and community based facilities could result in our inability to obtain new contracts or the loss of existing contracts, which could have a material adverse effect on our business, financial condition and results of operations.

The management and operation of correctional, detention and community based facilities under public-private partnerships has not achieved complete acceptance by either government agencies or the public. Some governmental agencies have limitations on their ability to delegate their traditional management responsibilities for such facilities to private companies and additional legislative changes or prohibitions could occur that further increase these limitations. In addition, the movement toward using public-private partnerships for such facilities has encountered resistance from groups, such as labor unions, which believe that correctional, detention and community based facilities should only be operated by governmental agencies. In addition, negative publicity about conditions, an escape, riot or other disturbance at a facility operated under a public-private partnership may result in adverse publicity to us and public-private partnerships in general. Any of these occurrences or continued trends may make it more difficult for us to renew or maintain existing contracts or to obtain new contracts. Changes in governing political parties could also result in significant changes to previously established views of public-private partnerships. Increased public resistance to the use of public-private partnerships for correctional, detention and community based facilities in any of the markets in which we operate, as a result of these or other factors, could have a material adverse effect on our business, financial condition and results of operations.

Operating youth services facilities poses certain unique or increased risks and difficulties compared to operating other facilities.

As a result of the acquisition of Cornell Companies, Inc. (the “Cornell Acquisition”) in 2010, we re-entered the market of operating youth services facilities. Operating youth services facilities may pose increased operational risks and difficulties that may result in increased litigation, higher personnel costs, higher levels of turnover of personnel and reduced profitability. Examples of the increased operational risks and difficulties involved in operating youth services facilities include, mandated client to staff ratios as high as 1:6, elevated reporting and audit requirements, a reduced number of management options to use with offenders and multiple funding sources as opposed to a single source payer. Additionally, youth services contracts related to educational services may provide for annual collection several months after a school year is completed. This may pose a risk that we will not be able to collect the full amount owed thereby reducing our profitability or it may adversely impact our annual budgeting process due to the lag time between us providing the educational services required under a contract and collecting the amount owed to us for such services. We cannot assure that we will be successful in operating youth services facilities or that we will be able to minimize the risks and difficulties involved while yielding an attractive profit margin.

Adverse publicity may negatively impact our ability to retain existing contracts and obtain new contracts.

Any negative publicity about an escape, riot or other disturbance or perceived conditions operated at a facility under a public-private partnership, any failures experienced by our electronic monitoring services and any negative publicity about a crime or disturbance occurring during a failure of service or the loss or unauthorized access to any of the data we maintain in the course of providing our services may result in publicity adverse to us and public-private partnerships in general. Any of these occurrences or continued trends may make it more difficult for us to renew existing contracts or to obtain new contracts or could result in the termination of an existing contract or the closure of one or more of our facilities, which could have a material adverse effect on our business. Such negative events may also result in a significant increase in our liability insurance costs.

We may incur significant start-up and operating costs on new contracts before receiving related revenues, which may impact our cash flows and not be recouped.

When we are awarded a contract to manage a facility, we may incur significant start-up and operating expenses, including the cost of constructing the facility, purchasing equipment and staffing the facility, before we receive any payments under the contract. These expenditures could result in a significant reduction in our cash reserves and may make it more difficult for us to meet other cash obligations, including our payment obligations on the 6.625% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022, the 5.875% Senior Notes due 2024 and the Senior Credit Facility. In addition, a contract may be terminated prior to its scheduled expiration and as a result we may not recover these expenditures or realize any return on our investment.

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

In addition, public-private partnerships are increasingly subject to government legislation and regulation attempting to restrict the ability of private operators to house certain classifications of offenders, such as offenders from other jurisdictions or offenders at higher security levels. Legislation has been enacted in several states, and has previously been proposed in the United States House of Representatives, containing such restrictions. Although we do not believe that existing legislation will have a material adverse effect on us, future legislation may have such an effect on us.

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

Our success in obtaining new awards and contracts sometimes depends, in part, upon our ability to locate land that can be leased or acquired, on economically favorable terms, by us or other entities working with us in conjunction with our proposal to construct and/or manage a facility. Some locations may be in or near populous areas and, therefore, may generate legal action or other forms of opposition from residents in areas surrounding a proposed site. When we select the intended project site, we attempt to conduct business in communities where local leaders and residents generally support the establishment of a new project. Future efforts to find suitable host communities may not be successful. In many cases, the site selection is made by the contracting governmental entity. In such cases, site selection may be made for reasons related to economic development interests.

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

For the year ended December 31, 2015, our international operations accounted for approximately 14% of our consolidated revenues from continuing operations. We face risks associated with our operations outside the United States. These risks include, among others, political and economic instability, exchange rate fluctuations, taxes, duties and the laws or regulations in those foreign jurisdictions in which we operate. In the event that we experience any difficulties arising from our operations in foreign markets, our business, financial condition and results of operations may be materially adversely affected.

We conduct certain of our operations through joint ventures or consortiums, which may lead to disagreements with our joint venture partners or business partners and adversely affect our interest in the joint ventures or consortiums.

We conduct our operations in South Africa through our consolidated joint venture, SACM, and through our 50% owned and unconsolidated joint venture South African Custodial Services Pty. Limited, referred to as SACS. We conduct our prisoner escort and related custody services in the United Kingdom through our 50% owned and unconsolidated joint venture in GEO Amey PECS Limited, which we refer to as GEOAmey. We may enter into additional joint ventures in the future. Although we have the majority vote in our consolidated joint venture, SACM, through our ownership of 62.5% of the voting shares, we share equal voting control on all significant matters to come before SACS. We also share equal voting control on all significant matters to come before GEOAmey. We are conducting certain operations in Victoria, Australia through a consortium comprised of our wholly owned subsidiary, GEO Australia, John Holland Construction and Honeywell. The consortium is in the process of developing a new 1,300 bed prison in Ravenhall, a location near Melbourne, Australia. These joint venture partners, as well as any future partners, may have interests that are different from ours which may result in conflicting views as to the conduct of the business of the joint venture or consortium. In the event that we have a disagreement with a joint venture partner or consortium business partner as to the resolution of a particular issue to come before the joint venture or consortium, or as to the management or conduct of the business of the joint venture or consortium in general, we may not be able to resolve such disagreement in our favor and such disagreement could have a material adverse effect on our interest in the joint venture or consortium or the business of the joint venture or consortium in general.

We are dependent upon our senior management and our ability to attract and retain sufficient qualified personnel.

We are dependent upon the continued service of each member of our senior management team, including George C. Zoley, Ph.D., our Chairman and Chief Executive Officer, Brian R. Evans, our Chief Financial Officer, J. David Donahue, our Senior Vice President, and President, U.S. Corrections & Detention, Ann Schlarb, our Senior Vice President and President, GEO Care, David Venturella, our Senior Vice President, Business Development and also our other executive officers at the Vice President level and above. The unexpected loss of Mr. Zoley, Mr. Evans or any other key member of our senior management team could materially adversely affect our business, financial condition or results of operations.

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

At December 31, 2015, approximately 31% of our workforce was covered by collective bargaining agreements and, as of such date, collective bargaining agreements with approximately 4% of our employees were set to expire in less than one year. While only approximately 31% of our workforce schedule is covered by collective bargaining agreements, increases in organizational activity or any future work stoppages could have a material adverse effect on our business, financial condition, or results of operations.

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

Other factors that could affect the market price of our common stock include the following:

•	actual or anticipated variations in our quarterly results of operations;

•	changes in market valuations of companies in the correctional and detention industries;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	fluctuations in stock market prices and volumes;

•	issuances of common stock or other securities in the future;

•	the addition or departure of key personnel;

•	announcements by us or our competitors of acquisitions, investments or strategic alliances; and

•	changes in the prospects of public-private partnerships in the corrections and detention industry.

Future sales of shares of our common stock could adversely affect the market price of our common stock and may be dilutive to current shareholders.

Sales of shares of our common stock, or the perception that such sales could occur, could adversely affect the price for our common stock. As of December 31, 2015, there were 125,000,000 shares of common stock authorized under our Articles of Incorporation, of which 74,642,859 shares were outstanding. Our Board of Directors may authorize the issuance of additional authorized but unissued shares of our common stock or other authorized but unissued securities of ours at any time, including pursuant to equity incentive plans and stock purchase plans. In addition, we have filed a registration statement with the SEC allowing us to offer, from time to time, an indeterminate amount of common stock, subject to certain market conditions and other factors. Accordingly, we may, from time to time and at any time, seek to offer and sell shares of our common stock based upon market conditions and other factors. For example, on May 8, 2013, we filed with the SEC a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $100 million through certain sales agents. Sales of shares of our common stock under this prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. Additionally, on July 18, 2014, we filed with the Securities and Exchange Commission a post-effective amendment to our shelf registration statement on Form S-3 (pursuant to which the prospectus supplement had been filed) as a result of the merger of the Company into GEO REIT effective June 27, 2014.

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

We lease our corporate offices which are located in Boca Raton, Florida, under a lease agreement which was amended in April 2013. The current lease expires in March 2020 and has two 5-year renewal options, which if exercised will result in a maximum term ending March 2030. In addition, we lease office space for our eastern regional office in Charlotte, North Carolina; our central regional office in San Antonio, Texas; our western regional office in Los Angeles, California; and our youth services division in Pittsburgh, Pennsylvania. As a result of the Protocol acquisition in February 2014, we are also currently leasing office space in Aurora, Illinois. We also lease office space in Sydney, Australia, and in Sandton, South Africa, through our overseas affiliates to support our Australian, and South African operations, respectively. We consider our office space adequate for our current operations.

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

Our common stock trades on the New York Stock Exchange under the symbol “GEO.” The following table shows the high and low prices for our common stock, as reported by the New York Stock Exchange, for each of the four quarters of fiscal years 2015 and 2014. The prices shown have been rounded to the nearest $1/100. The approximate number of shareholders of record as of February 23, 2016 is 629.

	2015		2014
Quarter	High	Low	High	Low
First	$45.25	$40.20	$34.14	$30.85
Second	44.85	33.90	35.82	31.53
Third	38.06	28.83	38.41	34.20
Fourth	34.05	26.00	41.66	36.01

Issuer Purchase of Equity Securities

The table below sets forth information with respect to shares of common stock repurchased by the Company during the fourth quarter of 2015.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 — October 31, 2015	1,183	$29.43	—	$—
November 1, 2015 — November 30, 2015	—	$—	—	$—
December 1, 2015 — December 31, 2015	—	$—	—	$—

Total	1,183	$29.43	—	$—

(1)	The Company withheld these shares through net share settlements to satisfy minimum statutory tax withholding requirements upon vesting of shares of restricted stock held by employees. These purchases were not made as part of a publicly announced plan or program.

Distributions

As a REIT, the Company is required to distribute annually at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain). The amount, timing and frequency of future distributions will be at the sole discretion of the Company’s Board of Directors and will be declared based upon various factors, many of which are beyond the Company’s control, including, the Company’s financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income taxes that the Company otherwise would be required to pay, limitations on distributions in the Company’s existing and future debt instruments, limitations on the Company’s ability to fund distributions using cash generated through our taxable REIT subsidiaries and other factors that the Company’s Board of Directors may deem relevant.

During the years ended December 31, 2015 and 2014 we declared and paid the following regular cash distributions to our shareholders which were treated as qualified and non-qualified ordinary income dividends and non dividend distributions for federal income tax purposes as stated below:

				Ordinary Dividends			Capital Gains
Declaration Date	Payment Date	Record Date	Distribution per share	Total	Qualified(1)	Non-Qualified	Total	Unrecaptured Section 1250	Long Term	Non Dividend Distributions(2)	Aggregate Payment Amount (in millions)
February 18, 2014	March 14, 2014	March 3, 2014	0.57	0.4602428	0.0448272	0.4154156	—	—	—	0.1097572	41.1
April 28, 2014	May 27, 2014	May 15, 2014	0.57	0.4602428	0.0448272	0.4154156	—	—	—	0.1097572	41.5
August 5, 2014	August 29, 2014	August 18, 2014	0.57	0.4602428	0.0448272	0.4154156	—	—	—	0.1097572	41.4
November 5, 2014	November 26, 2014	November 17, 2014	0.62	0.5006150	0.0487594	0.4518556	—	—	—	0.1193850	46.0

Totals			$2.33	$1.8813434	$0.1832410	$1.6981024	$—	$—	$—	$0.4486565	$170

Percentage			100.0%	80.7%	9.7%	90.3%	0.0%	0.0%	0.0%	19.3%
February 6, 2015	February 27, 2015	February 17, 2015	0.62	0.4669470	0.0529749	0.4139721	—	—	—	0.1530530	46.0
April 29, 2015	May 21, 2015	May 11, 2015	0.62	0.4669470	0.0529749	0.4139721	—	—	—	0.1530530	46.3
July 31, 2015	August 24, 2015	August 14, 2015	0.62	0.4669470	0.0529749	0.4139721	—	—	—	0.1530530	46.3
November 3, 2015	November 25, 2015	November 16, 2015	0.65	0.4895412	0.0555382	0.4340030	—	—	—	0.1604588	48.5

Totals			$2.51	$1.8903821	$0.2144627	$1.6759194	$—	$—	$—	$0.6196179	$187.1

Percentage			100.0%	75.3%	11.3%	88.7%	0.0%	0.0%	0.0%	24.7%

(1)	Qualified Dividends represents the portion of the Total Ordinary Dividends which constitutes a “Qualified Dividend”, as defined by the Internal Revenue Service.
(2)	The amount constitutes a “Return of Capital”, as defined by the Internal Revenue Service.

We intend to continue paying regular quarterly cash dividends consistent with our stated expectation to pay at least 75% of our adjusted funds from operations (“AFFO”) in dividends with a goal to increase our dividend payout ratio over time. The amount, timing and frequency of our future dividends will be at the sole discretion of the Board of Directors based upon the factors mentioned above.

In addition to these factors, the indentures governing our 6.625% Senior Notes, 5.125% Senior Notes, 5.875% Senior Notes due 2022, 5.875% Senior Notes due 2024 and our Senior Credit Facility also place material restrictions on our ability to pay dividends. See the Liquidity and Capital Resources section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 — Debt in “Item 8 — Financial Statements and Supplementary Data”, for further description of these restrictions. We believe we have the ability to continue to fund our working capital, our debt service requirements, and our maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

Performance Graph

The following performance graph compares the performance of our common stock to the Russell 2000, the S&P 500 Commercial Services and Supplies Index, and the MSCI U.S. REIT Index and is provided in accordance with Item 201(e) of Regulation S-K.

Comparison of Five-Year Cumulative Total Return*

The GEO Group, Inc., Russell 2000,

S&P 500 Commercial Services and Supplies Index

and MSCI U.S. REIT Index

(Performance through December 31, 2015)

Date	The GEO Group, Inc.	Russell 2000	S&P 500 Commercial Services and Supplies	MSCI U.S. REIT Index
December 31, 2010	$100.00	$100.00	$100.00	$100.00
December 31, 2011	$67.92	$94.55	$93.46	$104.70
December 31, 2012	$141.14	$108.38	$102.74	$118.90
December 31, 2013	$171.17	$148.49	$132.56	$117.25
December 31, 2014	$228.85	$153.73	$147.94	$146.89
December 31, 2015	$176.19	$144.95	$144.84	$156.61

Assumes $100 invested on December 31, 2010 in our common stock and the Index companies.

*	Total return assumes reinvestment of dividends.

Item 6.	Selected Financial Data

The following table sets forth historical financial data as of and for each of the five years in the period ended December 31, 2015. The selected consolidated financial data should be read in conjunction with our “Management Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to the consolidated financial statements (in thousands, except per share and operational data).

Year Ended:	2015	2014	2013	2012	2011
Results of Continuing Operations:
Revenues	$1,843,307	$1,691,620	$1,522,074	$1,479,062	$1,407,172
Operating income from continuing operations	235,729	234,731	185,484	184,353	179,599
Income from continuing operations	$139,315	$143,840	$117,462	$144,558	$69,644

Income from continuing operations per common share attributable to The GEO Group, Inc.:
Basic:	$1.89	$1.99	$1.65	$2.39	$1.12

Diluted:	$1.88	$1.98	$1.64	$2.37	$1.11

Weighted Average Shares Outstanding:
Basic	73,696	72,270	71,116	60,934	63,425
Diluted	73,995	72,547	71,605	61,265	63,740
Cash and Stock Dividends per Common Share:
Quarterly Cash Dividends	$2.51	$2.33	$2.05	0.4	—
Special Dividend-Cash and Stock(1)	—	$—	$—	5.68	—
Financial Condition:
Current assets	$438,346	$377,406	$384,345	$337,183	$459,329
Current liabilities	278,624	254,075	223,125	259,871	288,818
Total assets	3,503,342	3,002,208	2,889,364	2,839,194	3,049,923
Long-term debt, including current portion (excluding non-recourse debt and capital leases)	1,878,870	1,465,921	1,488,721	1,351,697	1,338,384
Total Shareholders’ equity	$1,006,837	$1,045,993	$1,023,976	$1,047,304	$1,038,521
Operational Data:
Facilities in operation(2)	104	92	86	87	90
Operational capacity of contracts(2)	83,878	75,302	66,130	65,949	65,787
Compensated mandays(3)	23,841,256	22,390,904	20,867,016	20,530,885	19,884,802

(1)	Special Dividend paid on December 31, 2012 in connection with the Company’s REIT conversion.
(2)	Represents the number of beds primarily from correction and detention facilities and excludes idle facilities.
(3)	Compensated mandays are calculated as follows: (a) for per diem rate facilities — the number of beds occupied by residents on a daily basis during the fiscal year; and (b) for fixed rate facilities — the capacity of the facility multiplied by the number of days the facility was in operation during the fiscal year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of December 31, 2015, our worldwide operations included the management and/or ownership of approximately 87,000 beds at 104 correctional, detention and re-entry facilities, including idle facilities and projects under development and also included the provision of monitoring of more than 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

For the years ended December 31, 2015, 2014 and 2013, we had consolidated revenues of $1.8 billion, $1.7 billion and $1.5 billion, respectively, and we maintained an average company wide facility occupancy rate of 91.5% including 83,878 active beds and excluding 3,484 idle beds for the year ended December 31, 2015, and 95.7% including 75,302 active beds and excluding 3,708 idle beds for the year ended December 31, 2014.

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

As a REIT, we are required to distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain) and we began paying regular distributions in 2013. We declared and paid the following regular REIT distributions to our shareholders which were treated for federal income taxes as follows:

				Ordinary Dividends
Declaration Date	Payment Date	Record Date	Distribution Per Share	Qualified(1)	Non-Qualified	Nondividend Distributions(2)	Aggregate Payment Amount (millions)
January 17, 2013	March 1, 2013	February 15, 2013	$0.50	$0.1551057	$0.3448943	—	$35.7
May 7, 2013	June 3, 2013	May 20, 2013	$0.50	$0.1551057	$0.3448943	—	$35.8
July 30, 2013	August 29, 2013	August 19, 2013	$0.50	$0.1551057	$0.3448943	—	$36.1
November 1, 2013	November 26, 2013	November 14, 2013	$0.55	$0.1706163	$0.3793837	—	$39.6
February 18, 2014	March 14, 2014	March 3, 2014	$0.57	$0.0448272	$0.4154156	$0.1097572	$41.1
April 28, 2014	May 27, 2014	May 15, 2014	$0.57	$0.0448272	$0.4154156	$0.1097572	$41.5
August 5, 2014	August 29, 2014	August 18, 2014	$0.57	$0.0448272	$0.4154156	$0.1097572	$41.4
November 5, 2014	November 26, 2014	November 17, 2014	$0.62	$0.0487594	$0.4518556	$0.1193850	$46.0
February 6, 2015	February 27, 2015	February 17, 2015	$0.62	$0.0529749	$0.4139721	$0.1530530	$46.0
April 29, 2015	May 21, 2015	May 11, 2015	$0.62	$0.0529749	$0.4139721	$0.1530530	$46.3
July 31, 2015	August 24, 2015	August 14, 2015	$0.62	$0.0529749	$0.4139721	$0.1530530	$46.3
November 3, 2015	November 25, 2015	November 16, 2015	$0.65	$0.0555382	$0.4340030	$0.1604588	$48.5

(1)	The amount constitutes a “Qualified Dividend”, as defined by the Internal Revenue Service.
(2)	The amount constitutes a “Return of Capital”, as defined by the Internal Revenue Service.

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

Construction revenues are recognized from our contracts with certain customers to perform construction and design services (“project development services”) for various facilities. In these instances, we act as the primary developer and subcontract with bonded National and/or Regional Design Build Contractors. These construction revenues are recognized as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to the estimated total cost for each contract. Provisions for estimated losses on uncompleted contracts and changes to cost estimates are made in the period in which we determine that such losses and changes are probable. Typically, we enter into fixed price contracts and do not perform additional work unless approved change orders are in place. Costs attributable to unapproved change orders are expensed in the period in which the costs are incurred if we believe that it is not probable that the costs will be recovered through a change in the contract price. If we believe that it is probable that the costs will be recovered through a change in the contract price, costs related to unapproved change orders are expensed in the period in which they are incurred, and contract revenue is recognized to the extent of the costs incurred. Revenue in excess of the costs attributable to unapproved change orders is not recognized until the change order is approved. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. For the years ended December 31, 2015, 2014 and 2013, there have been no changes in job performance, job conditions and estimated profitability that would require a revision to the estimated costs and income related to project development services. As the primary contractor, we are exposed to the various risks associated with construction, including the risk of cost overruns. Accordingly, we record our construction revenue on a gross basis and include the related cost of construction activities in Operating Expenses.

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

We currently maintain a general liability policy and excess liability policies with total limits of $77.0 million per occurrence and $100 million in the aggregate covering the operations of U.S. Corrections & Detention, GEO Care’s community based services, GEO Care’s youth services and BI. We have a claims-made liability insurance program with a specific loss limit of $35.0 million per occurrence and in the aggregate related to medical professional liability claims arising out of correctional healthcare services. We are uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability and automobile liability.

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

Of the insurance policies discussed above, our most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves are undiscounted and were $52.8 million and $49.5 million as of December 31, 2015 and 2014, respectively and are included in accrued expenses in the accompanying balance sheets. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially adversely impacted.

Income Taxes

The consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities as a result of a change in tax rates is recognized as income in the period that includes the enactment date. Refer to Note 18- Income Taxes in the notes to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K. Effective January 1, 2013, as a REIT that plans to distribute 100% of its taxable income to shareholders, we do not expect to pay federal income taxes at the REIT level (including our qualified REIT subsidiaries), as the resulting dividends paid deduction will generally offset our taxable income. Since we do not expect to pay taxes on our REIT taxable income, we do not expect to be able to recognize such deferred tax assets and liabilities.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 50 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Straight-line and accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the assessment indicates that assets will be used for a longer or shorter period than previously anticipated, the useful lives of the assets are revised, resulting in a change in estimate. We have not made any changes in estimates during the years ended December 31, 2015, 2014 and 2013. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of company-owned correctional and detention facilities. Cost for self-constructed correctional and detention facilities includes direct materials and labor, capitalized interest and certain other indirect costs associated with construction of the facility, such as property taxes, other indirect labor and related benefits and payroll taxes. The Company begins the capitalization of costs during the pre-construction phase, which is the period during which costs are incurred to evaluate the site, and continues until the facility is substantially complete and ready for occupancy. Labor costs capitalized for the years ended December 31, 2015, 2014 and 2013 were not significant. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.

Asset Impairments

The Company had property and equipment of $1.9 billion and $1.8 billion as of December 31, 2015 and 2014, respectively, including approximately 3,328 vacant beds at four idle facilities with a carrying value of $35.2 million which are being marketed to potential customers as of December 31, 2015, excluding equipment and other assets that can be easily transferred for use at other facilities.

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

We test idle facilities for impairment upon notification that the facilities will no longer be utilized by the customer. If a long-lived asset is part of a group that includes other assets, the unit of accounting for the long-lived asset is its group. Generally, we group assets by facility for the purpose of considering whether any impairment exists. The estimates of recoverability are based on projected undiscounted cash flows associated with actual marketing efforts where available or, in other instances, projected undiscounted cash flows that are comparable to historical cash flows from management contracts at similar facilities and sensitivity analyses that consider reductions to such cash flows. Our sensitivity analyses include adjustments to projected cash flows compared to the historical cash flows due to current business conditions which impact per diem rates as well as labor and other operating costs, changes related to facility mission due to changes in prospective clients, and changes in projected capacity and occupancy rates. We also factor in prolonged periods of vacancies as well as the time and costs required to ramp up facility population once a contract is obtained. We perform the impairment analyses on an annual basis for each of the idle facilities and update each quarter for market developments for the potential utilization of each of the facilities in order to identify events that may cause us to reconsider the most recent assumptions. Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than used in our most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact our ability to house certain types of inmates at such facility. Further, a substantial increase in the number of available beds at other facilities that we own, or in the marketplace, could lead to deterioration in market conditions and projected cash flows. Although they are not frequently received, an unsolicited offer to purchase any of our idle facilities, at amounts that are less than their carrying value could also cause us to reconsider the assumptions used in the most recent impairment analysis. We have identified marketing prospects to utilize each of the remaining currently idled facilities and do not see any catalysts that would result in a current impairment. However, we can provide no assurance that we will be able to secure management contracts to utilize our idle facilities, or that we will not incur impairment charges in the future. In all cases, the projected undiscounted cash flows in our analysis as of December 31, 2015 substantially exceeded the carrying amounts of each facility.

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

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-01, “Financial Instruments — Overall,” The main provisions of ASU No. 2016-01 applicable to public business entities are: (i) equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are required to be measured at fair value with changes in fair value recognized in net income; (ii) simplification of the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet in the accompanying notes to the financial statements; and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments resulting from ASU No. 2016-01 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The implementation of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

In November 2015, FASB issued ASU No. 2015-17, “Income Taxes,” which simplifies the presentation of deferred income taxes by requiring that all deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. Current Generally Accepted Accounting Principles requires entities to separate deferred income tax assets and liabilities into current and noncurrent amounts in a classified statement of financial position. The amendments resulting from ASU No. 2015-17 are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The implementation of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

In September 2015, FASB issued ASU No. 2015-16, “Business Combinations,” which eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes. The amendments resulting from ASU No. 2015-16 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The implementation of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

In August 2015, FASB issued ASU No. 2015-14 to delay the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers,” for public companies from annual periods beginning after December 15, 2016 to annual periods beginning after December 15, 2017. ASU No. 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”). We intend to adopt ASU No. 2014-09 on its effective date and expect to complete our assessment of whether the adoption of this standard would have a material impact on our financial position, results of operations or cash flows by late 2016 or early 2017.

In April 2015, FASB issued ASU No. 2015-03 “Interest-Imputation of Interest,” which is intended to simplify the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments resulting from ASU No. 2015-03 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted for financial statements that have not previously been issued. The guidance does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. In August 2015, FASB issued ASU No. 2015-15 “Interest-Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting,” which states that given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The implementation of these standards are not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2015, FASB issued ASU No. 2015-02 “Consolidation,” which modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments resulting from ASU No. 2015-02 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted. The implementation of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on our results of operations or financial position.

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

The discussion of our results of operations below excludes the results of discontinued operations reported in 2013. Refer to Note 3 — Discontinued Operations included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for further information.

2015 versus 2014

Revenues

	2015	% of Revenue	2014	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$1,240,440	67.3%	$1,108,397	65.5%	$132,043	11.9%
GEO Care	340,918	18.5%	329,253	19.5%	11,665	3.5%
International Services	154,902	8.4%	$197,992	11.7%	$(43,090)	(21.8)%
Facility Construction & Design	107,047	5.8%	55,978	3.3%	51,069	91.2%

Total	$1,843,307	100.0%	$1,691,620	100.0%	$151,687	9.0%

U.S. Corrections & Detention

Revenues increased in 2015 compared to 2014 primarily due to aggregate increases of $103.7 million resulting from: (i) the activation of our Alexandria Staging facility in November 2014; (ii) the activation of our McFarland Female Community Reentry facility; (iii) the activation of our company-owned Mesa Verde facility; (iv) our assumption of the management of the 3,400-bed Arizona State Prison-Kingman in Kingman, Arizona on December 1, 2015; (v) the activation of our North Lake Correctional Facility in June 2015; and (vi) the acquisition of the LCS Facilities in February 2015. We also experienced aggregate increases in revenues of $32.3 million at certain of our facilities primarily due to net increases in population, transportation services and/or rates. These increases were partially offset by an aggregate decrease of $4.0 million primarily due to contract terminations.

The number of compensated mandays in U.S. Corrections & Detention facilities was 20.3 million in 2015 as compared to 18.7 million in 2014. We experienced an aggregate net increase of approximately 1.6 million mandays as a result of our new contracts discussed above and also as a result of population increases at certain facilities. These increases were partially offset by decreases resulting from contract terminations. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Corrections & Detention facilities was 91.5% and 96.3% of capacity in 2015 and 2014, respectively, excluding idle facilities. Average occupancy declined to 91.5% from 96.3% and was driven primarily by our acquisition and integration of eight correctional and detention LCS Facilities totaling more than 6,500 beds in February 2015. As we have previously disclosed, the LCS Facilities have been historically underutilized. As we continue to integrate the LCS facilities, we expect our occupancy rate to increase.

GEO Care

The increase in revenues for GEO Care in 2015 compared to 2014 is primarily attributable to our acquisition of Soberlink, ISAP growth and new programs and program growth at our community based and reentry centers.

International Services

Revenues for International Services in 2015 compared to 2014 decreased by $43.1 million. Contributing to the decrease was the result of (i) foreign exchange rate fluctuations of $(29.8) million resulting from the strengthening of the U.S. dollar against certain international currencies; and (ii) a decrease of $16.5 million in our

United Kingdom subsidiary primarily due to the winding down of our Harmondworth management contract. These decreases were partially offset by an aggregate increase of $3.2 million primarily related to population increases at our Australian subsidiary.

Facility Construction & Design

The increase in revenues for our Facility Construction & Design services is due to a full year of design and construction activity for our new Ravenhall Prison Contract, which was executed in September 2014, with the Department of Justice in the State of Victoria, Australia. Refer to Note 8 — Contract Receivable of the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Operating Expenses

	2015	% of Segment Revenues	2014	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$888,009	71.6%	$781,680	70.5%	$106,329	13.6%
GEO Care	224,530	65.9%	219,335	66.6%	5,195	2.4%
International Services	144,548	93.3%	189,147	95.5%	(44,599)	(23.6)%
Facility Construction & Design	106,695	99.7%	55,538	99.2%	51,157	92.1%

Total	$1,363,782	74.0%	$1,245,700	73.6%	$118,082	9.5%

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention reflects an increase of $71.4 million due to (i) the activation of our Alexandria Staging facility in November 2014; (ii) the activation of our McFarland Female Community Reentry facility; (iii) the activation of our company-owned Mesa Verde facility; (iv) our assumption of the management of the 3,400-bed Arizona State Prison-Kingman in Kingman, Arizona on December 1, 2015; (v) the activation of our North Lake Correctional Facility in June 2015 and (vi) the acquisition of the LCS Facilities in February 2015. We also experienced increases of $37.7 million at certain of our facilities primarily attributable to expenditures related to the expansion of the delivery of offender rehabilitation services under our GEO Continuum of Care platform, net population increases, increased transportation services and the variable costs associated with those increases. These increases were partially offset by an aggregate decrease of $2.8 million primarily related to contract terminations.

GEO Care

Operating expenses for GEO Care increased by $5.2 million during 2015 from 2014 primarily due to our acquisition of Soberlink, ISAP growth and new programs and program growth at our community based and reentry centers.

International Services

Operating expenses for International Services in 2015 compared to 2014 decreased by $45.0 million. Contributing to the decrease was (i) the result of foreign exchange rate fluctuations of $(27.5) million resulting from the strengthening of the U.S. dollar against certain international currencies; and (ii) a decrease of $18.3 million in our United Kingdom subsidiary primarily due to the winding down of our Harmondworth management contract. These decreases were partially offset by an aggregate increase of $0.8 million primarily attributable to our South African subsidiary related to increases in labor costs.

Facility Construction & Design

The increase in operating expenses for our Facility Construction & Design services is due to a full year of design and construction activity for our new Ravenhall Prison Contract, which was executed in September 2014, with the Department of Justice in the State of Victoria, Australia. Refer to Note 8 — Contract Receivable of the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Depreciation and Amortization

	2015	% of Segment Revenue	2014	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$70,486	5.7%	$63,690	5.7%	$6,796	10.7%
GEO Care	33,582	9.9%	29,766	9.0%	3,816	12.8%
International Services	2,688	1.7%	2,715	1.4%	(27)	(1.0)%

Total	$106,756	5.8%	$96,171	5.7%	$10,585	11.0%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense increased by $6.8 million in 2015 compared to 2014 primarily due to renovations made at several of our facilities and also our acquisition of the LCS Facilities in February 2015.

GEO Care

GEO Care depreciation and amortization increased in 2015 compared to 2014 primarily due to renovations made at several of our locations.

International Services

Depreciation and amortization expense was fairly consistent in 2015 compared to 2014 as there were no significant additions or renovations during 2015 or 2014 at our international subsidiaries.

Other Unallocated Operating Expenses

	2015	% of Revenue	2014	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$137,040	7.4%	$115,018	6.8%	$22,022	19.1%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. The increase in general and administrative expenses in 2015 compared to 2014 was primarily attributable to increases in (i) business development expenses of $6.0 million related to new contract opportunities both domestically and internationally; (ii) expenditures related to the expansion of the delivery of offender rehabilitation services under our GEO Continuum of Care platform of $1.9 million; (iii) non-cash stock based compensation included in general and administrative expenses of $4.6 million; (iv) nonrecurring professional fees of $3.0 million incurred in connection with our acquisitions of Soberlink and the LCS Facilities in 2015; and (v) exit charges of $4.6 million related to non-core operating leases. We also experienced increases related to normal compensation adjustments and professional fees.

Non Operating Income and Expense

Interest Income and Interest Expense

	2015	% of Revenue	2014	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$11,578	0.6%	$4,747	0.3%	$6,831	143.9%
Interest Expense	$106,136	5.8%	$87,368	5.2%	$18,768	21.5%

Interest income increased in 2015 primarily due to additional interest earned on our long-term contract receivable of $8.2 million in connection with the Ravenhall prison project. This increase was partially offset by lower cash balances at our international subsidiaries. Refer to Note 8-Contract Receivable of the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for further information.

Interest expense increased in 2015 compared to 2014 primarily due to: (i) additional interest of $10.6 million on our $250 million 5.875% Senior Notes due 2024 which were issued in September 2014; (ii) additional Revolver interest incurred in connection with our acquisition of the LCS Facilities in February 2015 of $6.8 million; (iii) additional interest incurred of $1.2 million related to our acquisition of Soberlink in May 2015; and (iv) additional construction loan interest of $6.3 million related to our prison project in Ravenhall, Australia. These increases were partially offset by: (i) a decrease of $4.4 million as a portion of the proceeds from our $250 million 5.875% Senior Notes due 2024 were used to pay down our Revolver; and (ii) a decrease of $2.5 million as a result of the payoff of our non-recourse debt related to our Northwest Detention Center in October 2014. Refer to Note 15 - Debt of the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Provision for Income Taxes

	2015	Effective Rate	2014	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$7,389	5.2%	$14,093	9.3%	$(6,704)	(47.6)%

The provision for income taxes during 2015 decreased by $6.7 million compared to 2014 and the effective tax rate decreased from 9.3% to 5.2%. The decrease is primarily attributable to non-recurring items in 2015. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. Our wholly-owned taxable REIT subsidiaries, or TRS, continue to be fully subject to federal, state and foreign income taxes, as applicable. For 2016, we estimate our annual effective tax rate to be in the range of approximately 8% to 9% exclusive of any non-recurring items. As a result of a decrease in the incremental business profitability in our taxable REIT subsidiaries, or TRS, our composition of taxable income changed resulting in a decrease in our estimated tax rate for this year.

Equity in Earnings of Affiliates

	2015	% of Revenue	2014	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$5,533	0.3%	$5,823	0.3%	$(290)	(5.0)%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings of SACS and GEOAmey, respectively. Overall, we experienced a slight decrease in equity in earnings of affiliates during 2015 compared to 2014, which is primarily due to less favorable performance from the operations of SACS during 2015 compared to 2014 along with foreign currency exchange rate fluctuations.

2014 versus 2013

Revenues

	2014	% of Revenue	2013	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$1,108,397	65.5%	$1,011,818	66.5%	$96,579	9.5%
GEO Care	329,253	19.5%	302,094	19.8%	27,159	9.0%
International Services	197,992	11.7%	208,162	13.7%	(10,170)	(4.9)%
Facility Construction & Design	55,978	3.3%	—	—%	55,978	—%

Total	$1,691,620	100.0%	$1,522,074	100.0%	$169,546	11.1%

U.S. Corrections & Detention

Revenues increased in 2014 compared to 2013 primarily due to aggregate increases of $82.3 million resulting from: (i) the activation of our Central Valley, Desert View and McFarland correctional facilities, as well as our 100-bed expansion of the Company-owned Golden State correctional facility, in the fourth quarter of 2013; (ii) our assumption of the management of the Moore Haven, Bay and Graceville correctional facilities in the first quarter of 2014; and (iii) our 400-bed expansion of the Rio Grande correctional facility in the first quarter of 2014 and 640-bed expansion of the Adelanto correctional facility in the second quarter of 2014. We also experienced aggregate increases in revenues of $30.9 million at certain of our facilities primarily due to net increases in population, transportation services and/or rates, including the increased revenues due to our purchase of the previously managed-only 1,287-bed Joe Corley Detention Center in June 2013. These increases were partially offset by an aggregate decrease of $16.7 million primarily due to contract terminations.

The number of compensated mandays in U.S. Corrections & Detention facilities was 18.7 million in 2014 as compared to 17.1 million in 2013. We experienced an aggregate net increase of approximately 1.6 million mandays as a result of our new contracts discussed above and also as a result of population increases at certain facilities. These increases were partially offset by decreases resulting from contract terminations. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Corrections & Detention facilities was 96.3% and 95.4% of capacity in 2014 and 2013, respectively, excluding idle facilities.

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

Facility Construction & Design

The increase in revenues for our Facility Construction & Design services is due to the commencement of design and construction activity for our new Ravenhall Prison Contract executed in September 2014 with the Department of Justice in the State of Victoria, Australia. Refer to Note 8 — Contract Receivable of the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Operating Expenses

	2014	% of Segment Revenues	2013	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$781,680	70.5%	$731,788	72.3%	$49,892	6.8%
GEO Care	219,335	66.6%	200,826	66.5%	18,509	9.2%
International Services	189,147	95.5%	192,251	92.4%	(3,104)	(1.6)%
Facility Construction & Design	55,538	—%	—	—%	55,538	—%

Total	$1,245,700	73.6%	$1,124,865	73.9%	$120,835	10.7%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and GEO Care facilities and expenses incurred in our Facility Construction & Design segment, except that there were no significant expenses incurred in such segment for 2013.

U.S. Corrections & Detention

Operating expenses increased in 2014 compared to 2013 primarily due to aggregate increases of $61.3 million resulting from: (i) the activation of our Central Valley, Desert View and McFarland correctional facilities, as well as our 100-bed expansion of the Company-owned Golden State correctional facility, in the fourth quarter of 2013; (ii) our assumption of the management of the Moore Haven, Bay and Graceville correctional facilities in the first quarter of 2014; and (iii) our 400-bed expansion of the Rio Grande correctional facility in the first quarter of 2014 and 640-bed expansion of the Adelanto correctional facility in the second quarter of 2014. We also experienced aggregate increases in expenses of $12.0 million at certain of our facilities primarily due to net increases in population, transportation services and/or rates. These increases were partially offset by an aggregate decrease of $17.3 million primarily due to contract terminations. Additionally, in 2013, in connection with our annual actuarial analysis we recorded an additional $6.1 million to our insurance reserves which is why we experienced a decrease in our operating expenses as a percentage of revenues in 2014. In 2014, additional charges to our insurance reserves were not as significant based on the same annual actuarial analysis.

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

Facility Construction & Design

The increase in operating expenses for our Facility Construction & Design services is due to the commencement of design and construction activity for our new Ravenhall Prison Contract executed in September 2014 with the Department of Justice in the State of Victoria, Australia. Refer to Note 8 — Contract Receivable of the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

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

The majority of our interest income generated in 2014 and 2013 is from the cash balances at our foreign subsidiaries. Interest income increased in 2014 primarily due to interest earned on our long-term contract receivable in connection with the Ravenhall prison project. Refer to Note 8-Contract Receivable of the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for further information.

Interest expense increased in 2014 compared to 2013 primarily due to $5.6 million of additional bond interest as a result of our $250 million offering of our 5.875% Senior Notes in September 2014. Interest expense also increased by $1.4 million in connection with our non-recourse debt related to our Ravenhall prison project. These increases were partially offset by a decrease in term loan interest under our Senior Credit Facility as a portion of the proceeds from our $300 million offering of our 5.125% Senior Notes in 2013 was used to pay outstanding term loans under the facility. Refer to Note 15 — Debt of the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Loss on Extinguishment of Debt

	2014	% of Revenue	2013	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$—	—%	$20,657	1.4%	$(20,657)	(100.0)%

The loss on extinguishment of debt in 2013 is the result of the following: (i) in the second quarter 2013, we refinanced our prior senior credit facility and entered into a new credit agreement, as a result of which we wrote off $4.4 million of unamortized deferred financing costs and unamortized debt discount pertaining to the Prior Senior Credit Facility and expensed $1.1 million in fees related to the new Credit Agreement; (ii) our defeasance of the non-recourse bonds related to South Texas Development Corporation on September 30, 2013, as a result of which we incurred a $1.5 million loss on extinguishment of debt which represented the excess of the reacquisition price over the carrying value of the bonds and other defeasance related fees and expenses; and (iii) in the fourth quarter 2013, we completed a tender offer and redemption of our 7 3/4% Senior Notes which resulted in a loss of $17.7 million related to the tender premium and deferred costs associated with the 7 3/4% Senior Notes. This loss was partially offset by proceeds of $4.0 million received for the settlement of the interest rate swaps related to the 7 3/4% Senior Notes. Refer to Note 15 — Debt of the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Provision (Benefit) for Income Taxes

	2014	Effective Rate	2013	Effective Rate
	(Dollars in thousands)
Provision (Benefit) for Income Taxes	$14,093	9.3%	$(26,050)	(30.6)%

The provision for income taxes during 2014 increased by $40.1 million compared to 2013 and the effective tax rate increased from (30.6)% to 9.3%. The increase is primarily attributable to certain one-time discrete items in 2013 which did not recur in 2014. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. The Company’s wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be approximately 10% exclusive of any non-recurring items. As a result of incremental business profitability in our TRS, our composition of taxable income changed resulting in an increase in our estimated effective tax rate for the year.

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

In connection with GEOAmey, our joint venture in the United Kingdom, we and our joint venture partner have each provided a line of credit of £12 million, or $17.7 million, based on exchange rates as of December 31, 2015, for GEOAmey’s operations.

As of December 31, 2015, we were developing a number of projects that we estimate will cost approximately $153 million, of which $53 million was spent through December 31, 2015. We estimate our remaining capital requirements to be approximately $100 million. Domestic projects included in these amounts are expected to be completed in 2016. Included in these commitments is a contractual commitment to provide a capital contribution towards the design and construction of a prison project in Ravenhall, a locality near Melbourne, Australia, in the amount of AUD 115 million, or $84.0 million, based on exchange rates at December 31, 2015. This capital contribution is expected to be made in January 2017.

Liquidity and Capital Resources

Credit Agreement

On August 27, 2014, we executed a second amended and restated credit agreement by and among us and GEO Corrections Holdings, Inc., our wholly-owned subsidiary, as borrowers, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (the “Credit Agreement”).

The Credit Agreement evidences a credit facility (the “Credit Facility”) consisting of a $296.3 million term loan (the “Term Loan”) bearing interest at LIBOR plus 2.50% (with a LIBOR floor of .75%), and a $700 million revolving credit facility (the “Revolver”) initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD 225 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars (the “Australian LC Facility”). The interest rate is subject to a pricing grid based upon our total leverage ratio. At December 31, 2015, we had approximately AUD 215 million in letters of credit outstanding under the Australian LC Facility in connection with certain performance guarantees related to the Ravenhall Prison Project. Refer to Note 15-Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for further discussion. Amounts to be borrowed by us under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The Revolver component is scheduled to mature on August 27, 2019 and the Term Loan component is scheduled to mature on April 3, 2020.

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

Events of default under the Credit Agreement include, but are not limited to, (i) our failure to pay principal or interest when due, (ii) our material breach of any representation or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) certain material environmental liability claims which have been asserted against us, and (viii) a change in control. We were in compliance with all of the financial covenants of the Credit Agreement as of December 31, 2015.

As of December 31, 2015, we had $292.5 million in aggregate borrowings outstanding, net of discount, under the Term Loan and $485.0 million in borrowings under the Revolver, and approximately $54.3 million in letters of credit which left $160.7 million in additional borrowing capacity under the Revolver. In addition, we have the ability to increase the Senior Credit Facility by an additional $350.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions thereunder. Refer to Note 15 — Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

5.875% Senior Notes due 2024

On September 25, 2014, we completed an offering of $250.0 million aggregate principal amount of senior unsecured notes. The notes will mature on October 15, 2024 and have a coupon rate and yield to maturity of 5.875%. Interest is payable semi-annually in cash in arrears on April 15 and October 15, which commenced on April 15, 2015. The 5.875% Senior Notes due 2024 are guaranteed on a senior unsecured basis by all our restricted subsidiaries that guarantee obligations. The 5.875% Senior Notes due 2024 rank equally in right of payment with any unsecured, unsubordinated indebtedness of the Company and the guarantors, including our 6.625% senior notes due 2021, the 5.875% Senior Notes due 2022, the 5.125% senior notes due 2023, and the guarantors’ guarantees thereof, senior in right of payment to any future indebtedness of ours and the guarantors that is expressly subordinated to the 5.875% Senior Notes due 2024 and the guarantees, effectively junior to any secured indebtedness of ours and the guarantors, including indebtedness under our senior credit facility, to the extent of the value of the assets securing such indebtedness, and structurally junior to all obligations of our subsidiaries that are not guarantors. The sale of the 5.875% Senior Notes due 2024 was registered under our automatic shelf registration statement on Form S-3 filed on September 12, 2014. Refer to Note 15 — Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

5.875% Senior Notes due 2022

On October 3, 2013, we completed an offering of $250.0 million aggregate principal amount of 5.875% Senior Notes due 2022. The 5.875% Senior Notes due 2022 will mature on January 15, 2022 and have a coupon rate and yield to maturity of 5.875%. Interest is payable semi-annually on January 15 and July 15 each year, which commenced on January 15, 2014. The proceeds received from the 5.875% Senior Notes due 2022 were used, together with cash on hand, to fund the repurchase, redemption or other discharge of our 7 3/4% Senior Notes and to pay related transaction fees and expenses. Refer to Note 15 — Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

5.125% Senior Notes

On March 19, 2013, we completed an offering of $300.0 million aggregate principal amount of 5.125% Senior Notes. The 5.125% Senior Notes will mature on April 1, 2023 and have a coupon rate and yield to maturity of 5.125%. Interest is payable semi-annually on April 1 and October 1 each year, which commenced on October 1, 2013. A portion of the proceeds received from the 5.125% Senior Notes were used on the date of the financing to repay the prior revolver credit draws outstanding under the prior senior credit facility. Refer to Note 15 — Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

6.625% Senior Notes

In February 2011, we completed an offering of $300.0 million in aggregate principal amount of our 6.625% Senior Notes. The 6.625% Senior Notes will mature on February 15, 2021 and have a coupon rate and yield to maturity of 6.625%. Interest is payable semi-annually in arrears on February 15 and August 15, which commenced on August 15, 2011. Refer to Note 15 — Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

We are also considering opportunities for future business and/or asset acquisitions. If we are successful in our pursuit of these new projects, our cash on hand, cash flows from operations and borrowings under the existing Senior Credit Facility may not provide sufficient liquidity to meet our capital needs through 2016 and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the the indentures governing the 6.625% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022, the 5.875% Senior Notes due 2024 and our Senior Credit Facility. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we expect to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

Prospectus Supplement

On May 8, 2013, we filed with the Securities and Exchange Commission a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $100 million through sales agents. Sales of shares of our common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. On July 18, 2014, we filed with the Securities and Exchange Commission a post-effective amendment to our shelf registration statement on Form S-3 (pursuant to which the prospectus supplement had been filed) as a result of our merger into GEO REIT effective June 27, 2014. During the year ended December 31, 2014, there were approximately 1.5 million shares of common stock sold under the prospectus supplement for net proceeds of $54.7 million. There were no shares of our common stock sold under the prospectus supplement during the years ended December 31, 2015 or 2013.

In September 2014, we filed with the Securities and Exchange Commission a new shelf registration statement on Form S-3. On November 10, 2014, in connection with the new shelf registration, we filed with the Securities and Exchange Commission a new prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $150 million through sales agents. Sales of shares of our common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of our common stock sold under this prospectus supplement during the years ended December 31, 2015 or 2014.

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

We plan to fund all of our capital needs, including distributions of our REIT taxable income in order to maintain our REIT qualification, and capital expenditures, from cash on hand, cash from operations, borrowings under our Senior Credit Facility and any other financings which our management and Board of Directors, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under the $700.0 million Revolver. Our management believes that cash on hand, cash flows from operations and availability under our Senior Credit Facility will be adequate to support our capital requirements for 2016 and 2017 as disclosed under “Capital Requirements” above.

Non-Recourse Debt

Northwest Detention Center

On June 30, 2003, Correctional Services Corporation (“CSC”) arranged financing for the construction of a detention center in Tacoma, Washington, referred to as the Northwest Detention Center, which was completed and opened for operation in April 2004. We began to operate this facility following our acquisition of CSC in November 2005 (this facility was expanded by us in 2009 to 1,575 beds from the original 1,030 beds).

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

As of December 31, 2015, the remaining balance of the debt service requirement related to the 2011 Revenue Bonds is $43.1 million, of which $6.5 million is classified as current in the accompanying balance sheet. As of December 31, 2015, included in restricted cash and investments is $8.6 million (all current) of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves which had not been released to us as of December 31, 2015. Refer to Note 15-Debt in the notes to our consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for further information.

Australia — Fulham

Our wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to us and total $9.0 million (AUD 12.4 million) and $16.4 million (AUD 22.5 million) at December 31, 2015 and December 31, 2014, respectively, based on exchange rates in effect as of December 31, 2015. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million along with interest earned on the account, which, at December 31, 2015, was $3.7 million (including interest) based on exchange rates in effect as of December 31, 2015. This amount is included in non-current restricted cash and the annual maturities of the future debt obligation are included in non-recourse debt.

Australia — Ravenhall

In connection with a new design and build prison project agreement with the State of Victoria, we entered into a Construction Facility with National Australia Bank Limited to provide debt financing for construction of the project. Refer to Note 8 — Contract Receivable in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K. The Construction Facility provides for non-recourse funding up to AUD 791.0 million, or $577.4 million, based on exchange rates as of December 31, 2015. Construction draws will be funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility is through October 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. After October 2019, the Construction Facility will be converted to a term loan with payments due quarterly beginning in 2019 through 2041. In accordance with the terms of the Construction Facility, upon completion and commercial acceptance of the prison, in accordance with prison contract, the State will make a lump sum payment of AUD 310 million, or $226.3 million, based on exchange rates as of December 31, 2015, which will be used to pay a portion of the outstanding principal. The remaining outstanding principal balance will be repaid over the term of the operating agreement. As of December 31, 2015, $195.5 million was outstanding under the Construction Facility. We also entered into interest rate swap and interest rate cap agreements related to our non-recourse debt in connection with the project. Refer to Note 10 — Derivative Financial Instruments in the notes to our consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Guarantees

The Company has entered into certain guarantees in connection in connection with the design, financing and construction of certain facilities as well as loan, working capital and other obligation guarantees for our subsidiaries in Australia, South Africa, Canada and our joint ventures. Refer to Note 15-Debt in the notes to our consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Executive Retirement Agreements

We have a non-qualified deferred compensation agreement with our Chief Executive Officer, who we refer to as our CEO. The current agreement, as amended, provides for a lump sum payment upon retirement, no sooner than age 55. As of December 31, 2015, our CEO had reached age 55 and was eligible to receive the payment upon retirement. If our CEO had retired as of December 31, 2015, we would have had to pay him $7.4 million. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity.

Off-Balance Sheet Arrangements

Except as discussed above, and in the notes to our consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K, we do not have any off balance sheet arrangements.

We are also exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. See Note 19 — Commitments and Contingencies in the notes to our consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Derivatives

One of our Australian subsidiaries is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. We have determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt, to be an effective cash flow hedge. Accordingly, we record the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. respectively, and is recorded as a component of other liabilities in the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the periods presented. We do not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss). Refer to Note 10-Derivative Financial Instruments in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for further information.

In September 2014, one of our Australian subsidiaries entered into interest rate swap agreements to fix the interest rate on its variable rate non-recourse debt related to a prison project in Ravenhall, a locality near Melbourne, Australia to 3.3% during the design and construction phase and 4.2% during the project’s operating phase. Refer to Note 8-Contract Receivable and Note 10-Derivative Financial Instruments in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for further information. The swaps’ notional amounts coincide with construction draw fixed commitments throughout the project. At December 31, 2015, the swaps had a notional value of approximately AUD 267.8 million, or $195.5 million, based on exchange rates at December 31, 2015, related to the outstanding draws for the design and construction phase and approximately AUD 466.3 million, or $340.4 million, based on exchange rates at December 31, 2015, related to future construction draws. The total fair value of the swap liability as of December 31, 2015 was $20.7 million and is recorded as a component of Other Non-Current liabilities within the accompanying consolidated balance sheet. We have determined that the swaps have payment, expiration dates and provisions that coincide with the terms of the non-recourse debt and the critical terms of the swap agreements and construction draw fixed commitments are the same and are therefore considered to be effective cash flow hedges. Accordingly, we will record the change in the fair value of the interest rate swaps in accumulated other comprehensive income, net of applicable income taxes.

Additionally, upon completion and commercial acceptance of the prison project, the Department of Justice in the State in accordance with the prison contract, will make a lump sum payment of AUD 310.0 million, or $226.3 million, based on exchange rates at December 31, 2015, towards a portion of the outstanding balance which will be used to pay down the principal of the non-recourse debt. The Company’s Australian subsidiary also entered into interest rate cap agreements in September 2014 giving the Company the option to cap the interest rate on its variable non-recourse debt related to the project in the event that the completion of the prison project is delayed which could delay the State’s payment. These instruments do not meet the requirements for hedge accounting, and therefore, changes in fair value of the interest rate caps are recorded in earnings. Refer to Note 10-Derivative Financial Instruments in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for further information.

Contractual Obligations

The following is a table of certain of our contractual obligations, as of December 31, 2015, which requires us to make payments over the periods presented.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-Term Debt	$1,101,370	$314	$633	$412	$1,100,011
Term Loan	292,500	3,000	6,000	283,500	—
Revolver	485,000	—	—	485,000	—
Capital Lease Obligations (includes imputed interest)	12,842	1,935	3,870	3,868	3,170
Operating Lease Obligations	154,480	38,517	60,215	28,800	26,948
Non-Recourse Debt (including future construction draws)	619,514	12,842	243,266	14,945	348,461
Estimated interest payments on debt(a)	1,033,991	122,804	257,053	216,824	437,310
Estimated funding of pension and other post retirement benefits	25,935	7,968	1,285	1,553	15,129
Estimated construction commitments	100,000	16,000	84,000	—	—
Estimated tax payments for uncertain tax positions(b)	1,571	—	1,571	—	—

Total	$3,827,203	$203,380	$657,893	$1,034,902	$1,931,029

(a)	Due to the uncertainties of future LIBOR rates, the variable interest payments on our Senior Credit Facility were calculated using an average LIBOR rate of 1.54% based on projected interest rates through 2021.
(b)	State income tax payments are reflected net of the federal income tax benefit.

Cash Flow

Cash and cash equivalents as of December 31, 2015 was $59.6 million, compared to $41.3 million as of December 31, 2014 and was impacted by the following:

Cash provided by operating activities of continuing operations in 2015, 2014 and 2013 was $142.2 million, $202.5 million, and $192.2 million, respectively. Cash provided by operating activities of continuing operations in 2015 was positively impacted by non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, stock-based compensation expense, exit charges related to non-core operating leases and dividends received from our unconsolidated joint venture. Equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets increased in total by a net of $29.3 million, representing a negative impact on cash. The increase was primarily driven by our acquisition of LCS in 2015 as well as new contract activations. The remaining change is due to the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $21.9 million which positively impacted cash. The increase was primarily due to our acquisition of LCS in 2015 as well as new contract activations. Additionally, cash provided by operating activities from continuing operations in 2015 was negatively impacted by an increase in contract receivable of $114.1 million. This increase relates to costs incurred and estimated earnings in excess of billings related to the Ravenhall Project. Refer to Note 8 — Contract Receivable included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K. The Contract Receivable is expected to grow as construction services are performed and will continue to have a negative impact on cash from operating activities until the balance is ultimately settled with the State. In accordance with the contract, the project will not be billed out until completion and commercial acceptance of the facility.

Cash provided by operating activities of continuing operations in 2014 was positively impacted by increases in net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, stock-based compensation expense and dividends received from our unconsolidated joint venture. Increases in equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by a net of $23.8 million, representing a positive impact on cash. The decrease was primarily driven by approximately $22.4 million of federal and state tax over payments that were included in other current assets at December 31, 2013 which were applied in 2014. The remaining change is due to the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $9.0 million which positively impacted cash. The increase was primarily due to a prepayment from the RTS divestiture of $6.5 million in connection with the termination of the services and license agreement as well as the timing of payments. Additionally, cash provided by operating activities from continuing operations in 2014 was negatively impacted by an increase in contract receivable of $73.3 million. This increase relates to costs incurred and estimated earnings in excess of billings related to the Ravenhall Project. Refer to Note 8 — Contract Receivable included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K. The Contract Receivable is expected to grow as construction services are performed and will continue to have a negative impact on cash from operating activities until the balance is ultimately settled with the State. In accordance with the contract, the project will not be billed out until completion and commercial acceptance of the facility.

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

Cash used in investing activities by continuing operations of $452.9 million in 2015 was primarily the result of capital expenditures of $117.6 million, offset by changes in restricted cash of $4.8 million. and our acquisitions of LCS and Soberlink of $307.4 and $24.4, respectively. Cash used in investing activities by continuing operations of $121.2 million in 2014 was primarily the result of capital expenditures of $114.2 million, offset by changes in restricted cash of $5.4 million. Cash used in investing activities by continuing operations of $99.0 million in 2013 was primarily the result of capital expenditures of $117.6 million, offset by changes in restricted cash of $17.4 million.

Cash used in financing activities by continuing operations in 2015 reflects payments of $323.9 million on long term debt and non-recourse debt offset by $848.4 million of proceeds from long term debt and non-recourse debt, including $631.0 million of borrowings under our Revolver. We also paid cash dividends of $187.0 million and deferred debt costs of $7.1 million.

Cash used in financing activities by continuing operations in 2014 reflects payments of $696.7 million on long term debt and non-recourse debt offset by $741.9 million of proceeds from long term debt and non-recourse debt, including $674.0 million of borrowings under our Revolver. We also paid cash dividends of $170.2 million, deferred debt issuance costs of $26.4 million offset by an increase of $54.7 million for issuance of common stock under our prospectus supplement.

Cash used in financing activities by continuing operations in 2013 reflects payments of $1,134.5 million on indebtedness offset by $1,238.0 million of proceeds from long term debt, including $300.0 million from the 5.125% Senior Notes, $250.0 million from the 5 7/8% Senior Notes as well as $404.0 million of borrowings under our Revolver. We also paid cash dividends of $147.2 million, deferred debt issuance costs of $23.8 million and debt issuance fees of $13.4 million.

Inflation

We believe that inflation, in general, did not have a material effect on our results of operations during 2015, 2014 and 2013. While some of our contracts include provisions for inflationary indexing, inflation could have a substantial adverse effect on our results of operations in the future to the extent that wages and salaries, which represent our largest expense, increase at a faster rate than the per diem or fixed rates received by us for our management services.

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

Normalized FFO is defined as FFO adjusted for certain items which by their nature are not comparable from period to period or that tend to obscure the Company’s actual operating performance, including for the periods presented M&A related expenses, net of tax and start-up expenses, net of tax.

AFFO is defined as Normalized FFO adjusted by adding non-cash expenses such as non-real estate related depreciation and amortization, stock based compensation expense, the amortization of debt issuance costs, discount and/or premium and other non-cash interest, and by subtracting recurring consolidated maintenance capital expenditures.

Because of the unique design, structure and use of our correctional facilities, we believe that assessing the performance of our correctional facilities without the impact of depreciation or amortization is useful and meaningful to investors. Although NAREIT has published its definition of FFO, companies often modify this definition as they seek to provide financial measures that meaningfully reflect their distinctive operations. We have modified FFO to derive Normalized FFO and AFFO that meaningfully reflect our operations. Our assessment of our operations is focused on long-term sustainability. The adjustments we make to derive the non-

GAAP measures of Normalized FFO and AFFO exclude items which may cause short-term fluctuations in income from continuing operations but have no impact on our cash flows, or we do not consider them to be fundamental attributes or the primary drivers of our business plan and they do not affect our overall long-term operating performance.

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

Our reconciliation of net income to FFO, Normalized FFO and AFFO for the years ended December 31, 2015 and 2014, respectively, is as follows (in thousands):

	December 31, 2015	December 31, 2014
Funds From Operations
Net income attributable to The GEO Group, Inc.	$139,438	$143,930
Depreciation-real estate assets	57,758	52,960

NAREIT Defined FFO	197,196	196,890

Start-up expenses, net of tax	4,831	—
M&A related expenses, net of tax	$2,232	$681

Normalized Funds from Operations	$204,259	$197,571

Depreciation-non-real estate assets	48,998	43,211
Consolidated maintenance capital expenditures	(23,551)	(23,277)
Stock-based compensation expenses	11,709	8,909
Amortization of debt costs and other non-cash interest	6,963	6,453

Adjusted Funds from Operations	$248,378	$232,867

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

During 2015, we activated three existing company-owned facilities. In March of 2015, we began the intake process at the company-owned, 400-bed Mesa Verde Detention Facility located in Bakersfield, California under an intergovernmental agreement between the City of McFarland, California and ICE. In early June of 2015, we started the intake process at the company-owned, 1,940-bed Great Plains Correctional Facility in Hinton, Oklahoma under a new 10-year contract with the Federal Bureau of Prisons, which we announced in late December 2014. In late June, we also began the intake of inmates from the State of Vermont at our company-owned, 1,748-bed North Lake Correctional Facility in Baldwin, Michigan under a five-year agreement with the Vermont Department of Corrections for the out-of-state housing of up to 675 inmates. Under the contract, we will provide comprehensive correctional management services, including the provision of industry-leading, evidence-based offender rehabilitation programs under the ‘GEO Continuum of Care.’ We have also entered into a five-year agreement with the Washington Department of Corrections for the out-of-state housing of up to 1,000 inmates at the North Lake Correctional Facility. In addition to the reactivation of these three existing company-owned facilities, on July 1, 2015, we activated two company-owned expansion projects. In California, we completed a 640-bed expansion at the Adelanto Detention Facility under the existing contractual structure with the City of Adelanto and ICE. Furthermore, we activated a 626-bed expansion to the company-owned, 532-bed Karnes County Residential Center in Texas under an amendment to our existing contract with Karnes County, Texas and the existing intergovernmental service agreement between Karnes County and ICE. Additionally, during 2015, we signed new contracts with ICE for the continued management of our company-owned, 700-bed Broward Transition Center in Pompano Beach, Florida and our company-owned, 1,575-bed Northwest Detention Center in Tacoma, Washington. Finally, during the fourth quarter 2015, we assumed management of the 3,400-bed Arizona State Prison in Kingman, Arizona under an assignment, from the previous operator, of the existing managed-only contract with the State of Arizona.

We continue to be encouraged by opportunities as discussed above; however any positive trends may, to some extent, be adversely impacted by government budgetary constraints in the future. While state finances overall are stable and revenue collections are meeting expectations in a majority of states, at least 12 states expected a budget shortfall in fiscal year 2015, according to a survey conducted in the fall of 2014 by the National Conference of State Legislatures. As a result of budgetary pressures, state correctional agencies may pursue a number of cost savings initiatives which may include reductions in per diem rates and/or the scope of services provided by private operators. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Additionally, if state budgetary constraints, as discussed above, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations, contract non-renewals, and/or contract re-bids. Although we have historically had a relatively high contract renewal rate, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.

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

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related cost represented 55.0% of our operating expenses in 2015. Additional significant operating expenses include food, utilities and inmate medical costs. In 2015, operating expenses totaled 74.0% of our consolidated revenues. Our operating expenses as a percentage of revenue in 2016 will be impacted by the opening of any new or existing facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2016, we will incur carrying costs for facilities that are currently vacant in 2015. As of December 31, 2015, our worldwide operations include the management and/or ownership of approximately 87,000 beds at 104 correctional, detention and community services facilities, including idle facilities and projects under development, and also included the provision of monitoring of approximately 139,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. In 2015, general and administrative expenses totaled 7.4% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenue in 2016 to remain consistent or decrease as a result of cost savings initiatives. We expect business development costs to remain consistent as we pursue additional business development opportunities in all of our business lines. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

Idle Facilities

We are currently marketing approximately 3,300 vacant beds at four of our idle facilities to potential customers. The annual carrying cost of idle facilities in 2016 is estimated to be $12.7 million, including depreciation expense of $1.5 million. As of December 31, 2015, these facilities had a net book value of $35.2 million. We currently do not have any firm commitment or agreement in place to activate these facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. These idle facilities are included in the U.S. Corrections & Detention segment. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if all of these idle facilities were to be activated using our U.S. Corrections & Detention average per diem rate in 2015, (calculated as the U.S. Corrections & Detention revenue divided by the number of U.S. Corrections & Detention mandays) and based on the average occupancy rate in our U.S. Corrections & Detention facilities for 2015, we would expect to receive incremental revenue of approximately $70 million and an increase in earnings per share of approximately $.20 to $.25 per share based on our average U.S. Corrections and Detention operating margin.

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

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding as of December 31, 2015 under the Senior Credit Facility of $777.5 million, for every one percent increase in the interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by approximately $8.0 million.

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

Foreign Currency Exchange Rate Risk

We are exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. Dollar, the Australian Dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of December 31, 2015 with respect to our international operations, every 10 percent change in historical currency rates would have a $2.0 million effect on our financial position and a $1.1 million impact on our results of operations over the next fiscal year.

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

The consolidated financial statements have been audited by Grant Thornton LLP, independent registered public accountants, whose appointment by our Audit Committee was ratified by our shareholders. Their report, which is included in this Form 10-K expresses an opinion as to whether management’s consolidated financial statements present fairly in all material respects, the Company’s financial position, results of operations and cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. The effectiveness of our internal control over financial reporting as of December 31, 2015 has also been audited by Grant Thornton LLP, independent registered public accountants, as stated in their report which is included in this Form 10-K. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The Audit Committee of the Board of Directors meets periodically with representatives of management, the independent registered public accountants and our internal auditors to review matters relating to financial reporting, internal accounting controls and auditing. Both the internal auditors and the independent registered certified public accountants have unrestricted access to the Audit Committee to discuss the results of their examinations.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the criteria set forth in the Internal Control — Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (the “2013 Internal Control — Integrated Framework”).

The Company evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, its internal control over financial reporting as of December 31, 2015, based on the 2013 Internal Control — Integrated Framework. Based on this evaluation, the Company’s management concluded that as of December 31, 2015, its internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

The GEO Group, Inc.

We have audited the internal control over financial reporting of The GEO Group, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Miami, Florida

February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

The GEO Group, Inc.

We have audited the accompanying consolidated balance sheets of The GEO Group, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The GEO Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Miami, Florida

February 25, 2016

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(In thousands, except per share data)
Revenues	$1,843,307	$1,691,620	$1,522,074
Operating Expenses (excluding depreciation and amortization)	1,363,782	1,245,700	1,124,865
Depreciation and Amortization	106,756	96,171	94,664
General and Administrative Expenses	137,040	115,018	117,061

Operating Income	235,729	234,731	185,484
Interest Income	11,578	4,747	3,324
Interest Expense	(106,136)	(87,368)	(83,004)
Loss on Extinguishment of Debt	—	—	(20,657)

Income Before Income Taxes, Equity in Earnings of Affiliates and Discontinued Operations	141,171	152,110	85,147
Provision (Benefit) for Income Taxes	7,389	14,093	(26,050)
Equity in Earnings of Affiliates, net of income tax provision of $2,038, $2,302 and $2,389	5,533	5,823	6,265

Income from Continuing Operations	139,315	143,840	117,462
Loss from Discontinued Operations, net of income tax provision (benefit) of $0	—	—	(2,265)

Net Income	139,315	143,840	115,197
(Income) loss Attributable to Noncontrolling Interests	123	90	(62)

Net Income Attributable to The GEO Group, Inc.	$139,438	$143,930	$115,135

Weighted Average Common Shares Outstanding:
Basic	73,696	72,270	71,116

Diluted	73,995	72,547	71,605

Income per Common Share Attributable to The GEO Group, Inc. (1):
Basic:
Income from continuing operations	$1.89	$1.99	$1.65
Loss from discontinued operations	—	—	(0.03)

Net income per share — basic	$1.89	$1.99	$1.62

Diluted:
Income from continuing operations	$1.88	$1.98	$1.64
Loss from discontinued operations	—	—	(0.03)

Net income per share — diluted	$1.88	$1.98	$1.61

(1)	Note that earnings per share tables may contain summation differences due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPRENSIVE INCOME (LOSS)

Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(In thousands)
Net Income	$139,315	$143,840	$115,197
Foreign currency translation adjustments	(4,936)	(4,512)	(8,296)
Pension liability adjustment, net of income tax (provision) benefit of $(867), $1,621 and $(576), respectively	1,276	(2,522)	914
Change in fair value of derivative instrument classified as cash flow hedge, net of income tax (provision) benefit of $213, $2,926 and $(134), respectively	(1,375)	(16,048)	183

Total other comprehensive loss, net of tax	(5,035)	(23,082)	(7,199)

Total comprehensive income	134,280	120,758	107,998
Comprehensive loss attributable to noncontrolling interests	215	140	38

Comprehensive income attributable to The GEO Group, Inc.	$134,495	$120,898	$108,036

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and December 31, 2014

	2015	2014
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$59,638	$41,337
Restricted cash and investments	8,489	4,341
Accounts receivable, less allowance for doubtful accounts of $3,088 and $3,315, respectively	314,097	269,038
Current deferred income tax assets	27,914	25,884
Prepaid expenses and other current assets	28,208	36,806

Total current assets	438,346	377,406
Restricted Cash and Investments	20,236	19,578
Property and Equipment, Net	1,916,386	1,772,166
Contract Receivable	174,141	66,229
Direct Finance Lease Receivable	1,826	9,256
Non-Current Deferred Income Tax Assets	7,399	5,873
Goodwill	615,438	493,890
Intangible Assets, Net	224,148	155,275
Other Non-Current Assets	105,422	102,535

Total Assets	$3,503,342	$3,002,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$77,523	$58,155
Accrued payroll and related taxes	48,477	38,556
Accrued expenses and other current liabilities	135,483	140,612
Current portion of capital lease obligations, long-term debt and non-recourse debt	17,141	16,752

Total current liabilities	278,624	254,075
Non-Current Deferred Income Tax Liabilities	11,471	10,068
Other Non-Current Liabilities	87,694	87,429
Capital Lease Obligations	8,693	9,856
Long-Term Debt	1,875,556	1,462,819
Non-Recourse Debt	234,467	131,968
Commitments and Contingencies (Note 19)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 74,642,859 and 74,190,688 issued and outstanding, respectively	747	742
Additional paid-in capital	879,599	866,056
Earnings in excess of distributions	158,796	206,342
Accumulated other comprehensive loss	(32,404)	(27,461)

Total shareholders’ equity attributable to The GEO Group, Inc.	1,006,738	1,045,679
Noncontrolling interests	99	314

Total shareholders’ equity	1,006,837	1,045,993

Total Liabilities and Shareholders’ Equity	$3,503,342	$3,002,208

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(In thousands)
Cash Flow from Operating Activities:
Net Income	$139,315	$143,840	$115,197
Net (income) loss attributable to noncontrolling interests	123	90	(62)

Net income attributable to The GEO Group, Inc.	139,438	143,930	115,135
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	106,756	96,171	94,664
Deferred tax provision (benefit)	(2,374)	(10,355)	(5,948)
Amortization of debt issuance costs, discount and/or premium	6,963	5,332	5,916
Stock-based compensation	11,709	8,909	7,889
Loss on extinguishment of debt	—	—	20,657
Loss on derivative instrument	—	1,121	—
Provision for doubtful accounts	764	985	1,136
Exit charges related to non-core operating leases	4,550	—	—
Equity in earnings of affiliates, net of tax	(5,533)	(5,823)	(6,265)
Tax benefit related to equity compensation	(1,409)	(2,035)	(2,197)
Release of reserve for uncertain tax positions	—	—	(5,701)
Loss on sale/disposal of property and equipment and assets held for sale	(466)	490	959
Dividends received from unconsolidated joint venture	3,244	4,274	3,153
Changes in assets and liabilities, net of acquisition:
Changes in accounts receivable, prepaid expenses and other assets	(29,311)	23,809	(27,239)
Changes in contract receivable	(114,086)	(73,289)	—
Changes in accounts payable, accrued expenses and other liabilities	21,912	9,022	(9,970)

Net cash provided by operating activities	142,157	202,541	192,189

Cash Flow from Investing Activities:
Acquisition of LCS cash consideration	(307,404)	—	—
Acquisition of Protocol, cash consideration, net of cash acquired	—	(13,025)	—
Acquisition of SoberLink, cash consideration	(24,402)	—	—
Proceeds from sale of property and equipment	42	699	205
Insurance proceeds — damaged property	1,270	—	—
Proceeds from sale of assets held for sale	—	—	1,969
Net working capital adjustment from RTS divestiture	—	—	(996)
Change in restricted cash and investments	(4,805)	5,380	17,412
Capital expenditures	(117,581)	(114,224)	(117,566)

Net cash used in investing activities	(452,880)	(121,170)	(98,976)

Cash Flow from Financing Activities:
Payments on long-term debt	(311,985)	(678,099)	(1,134,544)
Proceeds from long term debt	724,798	654,000	1,238,000
Payments on non-recourse debt	(11,908)	(18,627)	—
Proceeds from non-recourse debt	123,560	87,896	—
Taxes paid related to net share settlements of equity awards	(2,786)	(1,844)	—
Termination of interest rate swap agreements	—	—	3,974
Debt issuance costs — deferred	(7,069)	(26,420)	(23,834)
Debt issuance fees	—	—	(13,421)
Proceeds from stock options exercised	2,774	7,281	5,425
Tax benefit related to equity compensation	1,409	2,035	2,197
Proceeds from reissuance of treasury stock in connection with ESPP	441	387	319
Issuance of common stock under prospectus supplement	—	54,725	—
Cash dividends paid	(186,984)	(170,234)	(147,156)

Net cash provided by (used in) financing activities	332,250	(88,900)	(69,040)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3,226)	(3,259)	(3,803)

Net Increase (Decrease) in Cash and Cash Equivalents	18,301	(10,788)	20,370
Cash and Cash Equivalents, beginning of period	41,337	52,125	31,755

Cash and Cash Equivalents, end of period	$59,638	$41,337	$52,125

	2015	2014	2013
	(In thousands)
Supplemental Disclosures
Cash paid during the year for:
Income taxes	$11,522	$7,976	$16,697

Interest	$97,652	$71,669	$69,304

Non-cash investing and financing activities:
Capital expenditures in accounts payable and accrued expenses	$5,939	$11,798	$2,148

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2015, 2014 and 2013

	GEO Group Inc. Shareholders							Noncontrolling Interest	Total Shareholders’ Equity
	Common Stock		Additional Paid-In Capital	Earnings in Excess of Distributions	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Number of Shares	Amount				Number of Shares	Amount
	(In thousands)
Balance, January 1, 2013	71,417	$860	$832,230	$264,667	$2,670	14,590	$(53,615)	$492	$1,047,304

Proceeds from stock options exercised	318	3	5,422	—	—	—	—	—	5,425
Tax benefit related to equity compensation	—	—	2,197	—	—	—	—	—	2,197
Stock based compensation expense	—	—	7,889	—	—	—	—	—	7,889
Restricted stock granted	345	3	(3)	—	—	—	—	—	—
Restricted stock canceled	(8)	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	—	—	—	—	—	—	—
Dividends — Paid	—	—	—	(147,156)	—	—	—	—	(147,156)
Re-issuance of treasury shares (ESPP)	10	—	283	—	—	(10)	36	—	319
Net income	—	—	—	115,135	—	—	—	62	115,197
Other comprehensive income	—	—	—	—	(7,099)	—	—	(100)	(7,199)

Balance, December 31, 2013	72,082	$866	$848,018	$232,646	$(4,429)	14,580	$(53,579)	$454	$1,023,976

Proceeds from stock options exercised	386	4	7,277	—	—	—	—	—	7,281
Tax benefit related to equity compensation	—	—	2,035	—	—	—	—	—	2,035
Stock based compensation expense	—	—	8,909	—	—	—	—	—	8,909
Shares withheld for net settlements of share-based awards	(54)	—	(428)	—	—	43	(1,416)	—	(1,844)
Restricted stock granted	306	3	(3)	—	—	—	—	—	—
Purchase and retirement of common stock	—	(146)	(54,826)	—	—	(14,618)	54,972	—	—
Restricted stock canceled	(23)	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	—	—	—	—	—	—	—
Dividends Paid	—	—	—	(170,234)	—	—	—	—	(170,234)
Dividends — Stock	1,483	15	54,710	—	—	—	—	—	54,725
Purchase of treasury shares	—	—	—	—	—	—	—	—	—
Re-issuance of treasury shares (ESPP)	11	—	364	—	—	(5)	23	—	387
Net income	—	—	—	143,930	—	—	—	(90)	143,840
Other comprehensive income	—	—	—	—	(23,032)	—	—	(50)	(23,082)

Balance, December 31, 2014	74,191	$742	$866,056	$206,342	$(27,461)	—	$—	$314	$1,045,993

Proceeds from stock options exercised	123	1	2,774	—	—	—	—	—	2,775
Tax benefit related to equity compensation	—	—	1,409	—	—	—	—	—	1,409
Stock based compensation expense	—	—	11,709	—	—	—	—	—	11,709
Shares withheld for net settlements of share-based awards	(72)	—	(2,786)	—	—	—	—	—	(2,786)
Restricted stock granted	423	4	(4)	—	—		—	—	—

	GEO Group Inc. Shareholders							Noncontrolling Interest	Total Shareholders’ Equity
	Common Stock		Additional Paid-In Capital	Earnings in Excess of Distributions	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Number of Shares	Amount				Number of Shares	Amount
	(In thousands)
Restricted stock canceled	(35)	—	—	—	—	—	—	—	—
Dividends Paid	—	—	—	(186,984)	—	—	—	—	(186,984)
Issuance of common stock (ESPP)	13	—	441	—	—	—	—	—	441
Net income (loss)	—	—	—	139,438	—	—	—	(123)	139,315
Other comprehensive loss	—	—	—	—	(4,943)	—	—	(92)	(5,035)

Balance, December 31, 2015	74,643	$747	$879,599	$158,796	$(32,404)	—	$—	$99	$1,006,837

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2015, 2014 and 2013

1.	Summary of Business Organization, Operations and Significant Accounting Policies

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) is a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of correctional, detention and re-entry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa and the United Kingdom. The Company owns, leases and operates a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, as well as community based re-entry facilities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). As of December 31, 2015, GEO’s worldwide operations included the ownership and/or management of approximately 87,000 beds at 104 correctional, detention and community services facilities, including idle facilities and projects under development, and also include the provision of community supervision services for more than 139,000 offenders and pre-trial defendants, including approximately 89,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

GEO, which has been in operation since 1984, began operating as a REIT for federal income tax purposes effective January 1, 2013. As a result of the REIT conversion, GEO reorganized its operations and moved non-real estate components into taxable REIT subsidiaries (“TRSs”). Through the TRS structure, the portion of GEO’s businesses which are non-real estate related, such as its managed-only contracts, international operations, electronic monitoring services, and other non-residential and community based facilities, are part of wholly-owned taxable subsidiaries of the REIT. Most of GEO’s business segments, which are real estate related and involve company-owned and company-leased facilities, are part of the REIT. The TRS structure allows the Company to maintain the strategic alignment of all of its diversified business segments under one entity. The TRS assets and operations will continue to be subject to federal and state corporate income taxes and to foreign taxes as applicable in the jurisdictions in which those assets and operations are located.

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

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The equity method of accounting is used for investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence but not control. The Company reports South Africa Custodial Services (“SACS”) and its 50% owned joint venture in the United Kingdom, GEOAmey, under the equity method of accounting. Noncontrolling interests in consolidated entities represent equity that other investors have contributed to South Africa Custodial Management (“SACM”). Non-controlling interests are adjusted for income and losses allocable to the other shareholders in these entities. All significant intercompany balances and transactions have been eliminated.

Discontinued Operations

In April 2014, FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changed the requirements for reporting discontinued operations. Under the ASU, only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. The Company adopted ASU 2014-08 in 2015.

Prior to the adoption of ASU 2014-08, the Company reported the results of operations of a component of an entity that either had been disposed of or was classified as held for sale or where the management contracts with that component had terminated either by expiration or otherwise in discontinued operations. The Company presented such events as discontinued operations so long as the financial results could be clearly identified, the future operations and cash flows were completely eliminated from ongoing operations, and so long as the Company did not have any significant continuing involvement in the operations of the component after the disposal or termination transaction.

When a component of an entity had been disposed of or classified as held for sale or a management contract is terminated, the Company looked at its overall relationship with the customer. If the operations or cash flows of the component had been (or will be) eliminated from the ongoing operations of the entity as a result of the transaction and the entity did not have significant continuing involvement in the operations of the component after the transaction, the results of operations of the component of an entity were reported in discontinued operations. If the Company continued to maintain a relationship generating significant cash flows and had continuing involvement with the customer, the disposal, the asset held for sale classification or the loss of the management contract(s) was not treated as discontinued operations. If the disposal, the asset held for sale classification or the loss of the management contract(s) resulted in a loss in the overall customer relationship as no future significant cash flows would be generated and the Company would have no continuing involvement with the customer, the results were classified in discontinued operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include reserves for self-insured retention related to general liability insurance, workers’ compensation insurance, auto liability insurance, medical malpractice insurance, employer group health insurance, projected undiscounted cash flows used to evaluate asset impairment, estimated fair values of business acquisitions, pension assumptions, percentage of completion and estimated cost to complete for construction projects and recoverability of notes receivable, estimated useful lives of property and equipment and intangible assets, stock based compensation and allowance for doubtful accounts. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are reasonable when considered in conjunction with the consolidated financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

Dividends

As a REIT, the Company is required to distribute annually at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain). The amount, timing and frequency of future distributions, however, will be at the sole discretion of the Company’s Board of Directors and will be declared based upon various factors, many of which are beyond the Company’s control, including, the Company’s financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in the Company’s existing and future debt instruments, limitations on the Company’s ability to fund distributions using cash generated through our TRSs and other factors that the Company’s Board of Directors may deem relevant. The Company began paying regular REIT distributions in 2013. Refer to Note 4- Shareholders’ Equity.

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

Cash and Cash Equivalents

Cash and cash equivalents include all interest-bearing deposits or investments with original maturities of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States, Australia, South Africa and the United Kingdom. As of December 31, 2015 and December 31, 2014, the Company had $22.6 million and $22.1 million in cash and cash equivalents held by its international subsidiaries, respectively.

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

Accounts Receivable

Accounts receivable consists primarily of trade accounts receivable due from federal, state, and local government agencies for operating and managing correctional facilities, providing youth and community based services, providing electronic monitoring and supervision services, providing construction and design services and providing inmate residential and prisoner transportation services. The Company generates receivables with its governmental clients and with other parties in the normal course of business as a result of billing and receiving payment. The Company regularly reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company also performs ongoing credit evaluations for some of its customers’ financial conditions and generally does not require collateral. Generally, the Company receives payment for these services thirty to sixty days in arrears. However, certain of the Company’s accounts receivable are paid by customers after the completion of their program year and therefore can be aged in excess of one year. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. Actual write-offs are charged against the allowance when collection efforts have been unsuccessful. As of December 31, 2015 and 2014, $1.6 million and $0.5 million, respectively, of the Company’s trade receivables were considered to be long-term and are classified as Other Non-Current Assets in the accompanying Consolidated Balance Sheets.

Notes Receivable

The Company has notes receivable from its former joint venture partner in the United Kingdom related to a subordinated loan extended to the joint venture partner while an active member of the partnership. The notes bear interest at a rate of 13%, and have semi-annual payments due June 15 and December 15 through June 2018. The Company recognizes interest income on its Notes Receivable as it is earned. The balance outstanding as of December 31, 2015 and December 31, 2014 was $0.8 million and $1.3 million, respectively. These notes receivable are included in Other Non-Current Assets in the accompanying Consolidated Balance Sheets.

Note Receivable from Joint Venture

In May 2011, the GEO Group UK Limited, the Company’s subsidiary in the United Kingdom (“GEO UK”), extended a non-revolving line of credit facility to GEOAmey for the purpose of funding mobilization costs and on-going start up and operations in the principal amount of £12 million or $17.8 million, based on the applicable exchange rate at December 31, 2015. Amounts under the line of credit were drawn down in multiple advances up to the principal amount and accrued interest at LIBOR plus 3%. The Company recognized interest income on its notes receivable as it was earned.

On October 3, 2013, the Company and its joint venture partner entered into a modified line of credit agreement with GEOAmey. Under the modified agreement, the terms of the line of credit were amended such that (i) the balance of accrued interest at September 30, 2013, in the amount of £0.9 million or $1.5 million, based on the applicable exchange rate at September 30, 2013, was forgiven; (ii) the principal amount was revised to be due on demand rather than in accordance with the previous repayment schedule; interest payments began accruing on January 1, 2014 and are being paid monthly; and (iii) the interest rate was reset to the base rate of the Bank of England plus 0.5%. In December 2014, GEOAmey made a principal payment to the Company in the amount of £1.5 million, or $2.3 million, based on exchange rates at December 31, 2014. In 2015, GEOAmey made additional principal payments to the Company totaling £2.0 million, or $3.0 million, based on exchange rates at December 31, 2015.

As of December 31, 2015, the Company was owed £8.5 million, or $12.6 million, based on exchange rates as of December 31, 2015, under the line of credit. As of December 31, 2014, the Company was owed £10.5 million, or $16.3 million. These balances are included within Other Non-Current Assets in the accompanying Consolidated Balance Sheets. Refer to Note 17 — Business Segments and Geographic Information regarding the Company’s investment in GEOAmey.

Contract Receivable

The Company’s Australian subsidiary has recorded a contract receivable in connection with the construction of a 1,000-bed detention facility in Ravenhall, Australia for the State of Victoria. The contract receivable represents costs incurred and estimated earnings in excess of billings and is recorded at net present value based on the timing of expected future settlement.

Restricted Cash and Investments

The Company’s restricted cash and investments at December 31, 2015 are attributable to certain cash restriction requirements at the Company’s wholly owned Australian subsidiary related to the non-recourse debt, other guarantees and restricted investments related to The GEO Group Inc. Non-qualified Deferred Compensation Plan as well as dividends held for unvested restricted stock awards. The current portion of restricted cash and investments primarily represents the amount expected to be paid within the next twelve months for debt service related to the Company’s non-recourse debt.

Prepaid expenses and Other Current Assets

Prepaid expenses and other current assets include assets that are expected to be realized within the next fiscal year. Included in the balance at December 31, 2014 is $7.9 million of federal and state overpayments that were applied against tax payments due in 2015. There were no significant federal or state overpayments included in the balance at December 31, 2015.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated amortization and depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 50 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Straight-line and accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. The Company performs ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the assessment indicates that assets will be used for a longer or shorter period than previously anticipated, the useful lives of the assets are revised, resulting in a change in estimate. The Company has not made any such changes in estimates during the years ended December 31, 2015, 2014 and 2013, respectively. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of company-owned correctional and detention facilities. Cost for self-constructed correctional and detention facilities includes direct materials and labor, capitalized interest and certain other indirect costs associated with construction of the facility, such as property taxes, other indirect labor and related benefits and payroll taxes. The Company begins the capitalization of costs during the pre-construction phase, which is the period during which costs are incurred to evaluate the site, and continues until the facility is substantially complete and ready for occupancy. Labor costs capitalized for the years ended December 31, 2015, 2014 and 2013 were not significant. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Refer to Note 7 — Property and Equipment.

Asset Impairments

The Company had property and equipment of $1.9 billion and $1.8 billion as of December 31, 2015 and 2014, respectively, including approximately 3,328 vacant beds at four idle facilities with a carrying value of $35.2 million which are being marketed to potential customers as of December 31, 2015, excluding equipment and other assets that can be easily transferred for use at other facilities.

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

The Company tests idle facilities for impairment upon notification that the facilities will no longer be utilized by the customer. If a long-lived asset is part of a group that includes other assets, the unit of accounting for the long-lived asset is its group. Generally, the Company groups assets by facility for the purpose of considering whether any impairment exists. The estimates of recoverability are based on projected undiscounted cash flows associated with actual marketing efforts where available or, in other instances, projected undiscounted cash flows that are comparable to historical cash flows from management contracts at similar facilities and sensitivity analyses that consider reductions to such cash flows. The Company’s sensitivity analyses include adjustments to projected cash flows compared to the historical cash flows due to current business conditions which impact per diem rates as well as labor and other operating costs, changes related to facility mission due to changes in prospective clients, and changes in projected capacity and occupancy rates. The Company also factors in prolonged periods of vacancies as well as the time and costs required to ramp up facility population once a contract is obtained. The Company performs the impairment analyses on an annual basis for each of the idle facilities and takes into consideration updates each quarter for market developments affecting the potential utilization of each of the facilities in order to identify events that may cause the Company to reconsider the most recent assumptions. Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than the terms used in the Company’s most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact the Company’s ability to house certain types of inmates at such facility. Further, a substantial increase in the number of available beds at other facilities the Company owns, or in the marketplace, could lead to deterioration in market conditions and projected cash flows. Although they are not frequently received, an unsolicited offer to purchase any of the Company’s idle facilities, at amounts that are less than their carrying value could also cause the Company to reconsider the assumptions used in the most recent impairment analysis. The Company has identified marketing prospects to utilize each of the remaining currently idled facilities and does not see any catalysts that would result in a current impairment. However, the Company can provide no assurance that it will be able to secure management contracts to utilize its idle facilities, or that it will not incur impairment charges in the future. In all cases, the projected undiscounted cash flows in our analysis as of December 31, 2015 substantially exceeded the carrying amounts of each facility.

The Company’s evaluations also take into consideration historical experience in securing new facility management contracts to utilize facilities that had been previously idled for periods comparable to or in excess of the periods the Company’s currently idle facilities have been idle. Such previously idle facilities are currently being operated under contracts that generate cash flows resulting in the recoverability of the net book value of the previously idled facilities by substantial amounts. Due to a variety of factors, the lead time to negotiate contracts with federal and state agencies to utilize idle bed capacity is generally lengthy which has historically resulted in periods of idleness similar to the ones the Company is currently experiencing. As a result of its analyses, the Company determined each of these assets to have recoverable values substantially in excess of the corresponding carrying values.

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

Goodwill and Other Intangible Assets

Goodwill

The Company has recorded goodwill as a result of its business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. The Company’s goodwill is not amortized and is tested for impairment annually on the first day of the fourth fiscal quarter, and whenever events or circumstances arise that indicate impairment may have occurred. Impairment testing is performed for all reporting units that contain goodwill. The reporting units are the same as the reporting segment for U.S. Corrections & Detention and are at the operating segment level for GEO Care. On the measurement date of October 1, 2015, the Company’s management elected to qualitatively assess the Company’s goodwill for impairment for certain of its reporting units, pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-08. For one of its other reporting units, the Company elected to quantitatively assess the Company’s goodwill for impairment as discussed further below. Under provisions of the qualitative analysis, when testing goodwill for impairment, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs the first step of the two-step impairment test by calculating the fair value of the reporting unit, using a discounted cash flow method, and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The qualitative factors used by the Company’s management to determine the likelihood that the fair value of the reporting unit is less than the carrying amount include, among other things, a review of overall economic conditions and their current and future impact on the Company’s existing business, the Company’s financial performance, industry outlook and market competition.

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

Other Intangible Assets

The Company has also recorded other finite and indefinite lived intangible assets as a result of previously completed business combinations. Other acquired finite and indefinite lived intangible assets are recognized separately if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the Company’s intent to do so. The Company’s intangible assets include facility management contracts, trade names and technology. The facility management contracts represent customer relationships in the form of management contracts acquired at the time of each business combination; the value of BI’s and Protocol’s trade names represent, among other intangible benefits, name recognition to its customers and intellectual property rights; and the acquired technology represents BI’s innovation with respect to its GPS tracking monitoring, radio frequency monitoring, voice verification monitoring and alcohol compliance systems, Protocol’s innovation with respect to its customer relationship management software and Soberlink’s innovation with respect to its alcohol monitoring devices. When establishing useful lives, the Company considers the period and the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up; or, if that pattern cannot be reliably determined, using a straight-line amortization method over a period that may be shorter than the ultimate life of such intangible asset. The Company currently amortizes its acquired facility management contracts over periods ranging from three to twenty years and its acquired technology over seven to eight years. There is no residual value associated with the Company’s finite-lived intangible assets. The Company reviews its finite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company does not amortize its indefinite lived intangible assets. The Company reviews its indefinite lived intangible assets annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. These reviews resulted in no impairment to the carrying value of the indefinite lived intangible assets for all periods presented. The Company records the costs associated with renewal and extension of facility management contracts as expenses in the period they are incurred.

Debt Issuance Costs

Debt issuance costs, net of accumulated amortization of $28.8 million and $21.5 million, totaling $50.5 million and $53.9 million at December 31, 2015 and 2014, respectively, are included in Other Non-Current Assets in the accompanying Consolidated Balance Sheets and are amortized to interest expense using the effective interest method over the term of the related debt. When evaluating the accounting for debt transactions and the related costs, in instances when there is a significant decrease in a creditor’s individual principal balance, the Company expenses the associated unamortized debt issuance costs.

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

The Company does not consolidate its 50% owned South African joint venture interest in South African Custodial Services Pty. Limited (“SACS”), a VIE. SACS joint venture investors are GEO and Kensani Corrections, Pty. Ltd (an independent third party); each partner owns a 50% share. The Company has determined it is not the primary beneficiary of SACS since it does not have the power to direct the activities of SACS that most significantly impact its performance. As such, the Company’s investment in this entity is accounted for under the equity method of accounting. SACS was established and subsequently, in 2001, was awarded a 25-year contract to design, finance and build the Kutama Sinthumule Correctional Centre in Louis Trichardt, South Africa. To fund the construction of the prison, SACS obtained long-term financing from its equity partners and lenders, the repayment of which is fully guaranteed by the South African government, except in the event of default, in which case the government guarantee is reduced to 80%. The Company’s maximum exposure for loss under this contract is limited to its investment in the joint venture of $9.0 million at December 31, 2015 and its guarantees related to SACS are discussed in Note 15 — Debt.

The Company does not consolidate its 50% owned joint venture in the United Kingdom. In February 2011, The GEO Group Limited, the Company’s wholly-owned subsidiary in the United Kingdom (“GEO UK”), executed a Shareholders Agreement (the “Shareholders Agreement”) with Amey Community Limited (“Amey”) and Amey UK PLC (“Amey Guarantor”) to form GEO Amey PECS Limited (“GEOAmey”), a private company limited by shares incorporated in England and Wales. GEOAmey was formed by GEO UK and Amey (an independent third party) for the purpose of performing prisoner escort and related custody services in England and Wales. In order to form this private company, GEOAmey issued share capital of £100 divided into 100 shares of £1 each and allocated the shares 50/50 to GEO UK and Amey. GEO UK and Amey each have three directors appointed to the Board of Directors and neither party has the power to direct the activities that most significantly impact the performance of GEOAmey. As such, the Company’s investment in this entity is accounted for under the equity method of accounting. Both parties provide lines of credit of £12.0 million, or $17.8 million, based on exchange rates in effect as of December 31, 2015, to ensure that GEOAmey can comply with future contractual commitments related to the performance of its operations. As of December 31, 2015, $12.6 million was owed to the Company by GEOAmey under the line of credit. GEOAmey commenced operations on August 29, 2011.

The Company determined that it was not the primary beneficiary of certain entities related to its acquisition of Soberlink. Refer to Note 2 — Business Combinations for further discussion.

Fair Value Measurements

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (“exit price”). The Company carries certain of its assets and liabilities at fair value, measured on a recurring basis, in the accompanying Consolidated Balance Sheets. The Company also has certain assets and liabilities which are not carried at fair value in its accompanying Consolidated Balance Sheets and discloses the fair value measurements compared to the carrying values as of each balance sheet date. The Company’s fair value measurements are disclosed in Note 12 — Financial Instruments and Note 13 — Fair Value of Assets and Liabilities. The Company establishes fair value of its assets and liabilities using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels which distinguish between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The level in the fair value hierarchy within which the respective fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities, Level 2 inputs are other than quotable market prices included in Level 1 that are observable for the asset or liability either directly or indirectly through corroboration with observable market data. Level 3 inputs are unobservable inputs for the assets or liabilities that reflect management’s own assumptions about the assumptions market participants would use in pricing the asset or liability. The Company recognizes transfers between Levels 1, 2 and 3 as of the actual date of the event or change in circumstances that cause the transfer.

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

Construction revenues are recognized from the Company’s contracts with certain customers to perform construction and design services (“project development services”) for various facilities. In these instances, the Company acts as the primary developer and subcontracts with bonded National and/or Regional Design Build Contractors. These construction revenues are recognized as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to the estimated total cost for each contract. Provisions for estimated losses on uncompleted contracts and changes to cost estimates are made in the period in which the Company determines that such losses and changes are probable. Typically, the Company enters into fixed price contracts and does not perform additional work unless approved change orders are in place. Costs attributable to unapproved change orders are expensed in the period in which the costs are incurred if the Company believes that it is not probable that the costs will be recovered through a change in the contract price. If the Company believes that it is probable that the costs will be recovered through a change in the contract price, costs related to unapproved change orders are expensed in the period in which they are incurred, and contract revenue is recognized to the extent of the costs incurred. Revenue in excess of the costs attributable to unapproved change orders is not recognized until the change order is approved. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. For the years ended December 31, 2015, 2014 and 2013, there have been no changes in job performance, job conditions and estimated profitability that would require a revision to the estimated costs and income related to project development services. As the primary contractor, the Company is exposed to the various risks associated with construction, including the risk of cost overruns. Accordingly, the Company records its construction revenue on a gross basis and includes the related cost of construction activities in Operating Expenses.

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

Lease Revenue

The Company leases three of its owned facilities to an unrelated party. One lease has a term of ten years and expires in January 2018 with an option to extend for up to three additional five-year terms. The second facility lease was effective January 2014 with a one-year term and options to extend for up to three additional one-year terms. The third facility lease became effective April 2015 with month-to-month terms. The carrying value of these facilities as of December 31, 2015 and 2014 was $33.7 million and $33.6 million, respectively, net of accumulated depreciation of $8.1 million and $7.1 million, respectively. Rental income, included in Revenues, received on these leases was $4.7 million, $4.6 million and $4.5 million, for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2013, future minimum rentals to be received on these leases are as follows:

Fiscal Year	Annual Rental
(In thousands)
2016	$5,177
2017	5,206
2018	351

$10,734

Income Taxes

The consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities as a result of a change in tax rates is recognized as income in the period that includes the enactment date. Refer to Note 18-Income Taxes. Effective January 1, 2013, as a REIT that plans to distribute 100% of its taxable income to shareholders, the Company does not expect to pay federal income taxes at the REIT level (including its qualified REIT subsidiaries), as the resulting dividends paid deduction will generally offset its taxable income. Since the Company does not expect to pay taxes on its REIT taxable income, it does not expect to be able to recognize such deferred tax assets and liabilities.

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

The Company currently maintains a general liability policy and excess liability policies with total limits of $77.0 million per occurrence and $100 million in the aggregate covering the operations of U.S. Corrections & Detention, GEO Care’s community based services, GEO Care’s youth services and BI. The Company has a claims-made liability insurance program with a specific loss limit of $35.0 million per occurrence and in the aggregate related to medical professional liability claims arising out of correctional healthcare services. The Company is uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability and automobile liability.

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

Of the insurance policies discussed above, the Company’s most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves are undiscounted and were $52.8 million and $49.5 million as of December 31, 2015 and 2014, respectively, and are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. The Company uses statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, the Company considers such factors as historical frequency and severity of claims at each of its facilities, claim development, payment patterns and changes in the nature of its business, among other factors. Such factors are analyzed for each of the Company’s business segments. The Company estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. The Company also may experience variability between its estimates and the actual settlement due to limitations inherent in the estimation process, including its ability to estimate costs of processing and settling claims in a timely manner as well as its ability to accurately estimate the

Company’s exposure at the onset of a claim. Because the Company has high deductible insurance policies, the amount of its insurance expense is dependent on its ability to control its claims experience. If actual losses related to insurance claims significantly differ from the Company’s estimates, its financial condition, results of operations and cash flows could be materially adversely impacted.

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

The components of accumulated other comprehensive loss attributable to GEO included in the consolidated statement of shareholders’ equity are as follows (in thousands):

	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc. [1]	Unrealized loss on derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, December 31, 2014	$(6,903)	$(16,322)	$(4,236)	$(27,461)
Current-period other comprehensive loss	(4,844)	(1,375)	1,276	(4,943)

Balance, December 31, 2015	$(11,747)	$(17,697)	$(2,960)	$(32,404)

[1]	The foreign currency translation adjustment, net of tax, related to noncontrolling interests was not significant for the year ended December 31, 2015 or December 31, 2014.

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

The fair value of stock-based option awards was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for options awarded during years 2015 and 2014 (there were no options awarded during 2013):

	2015	2014
Risk free interest rates	1.00%	0.62%
Expected term	4-5 years	4-5 years
Expected volatility	24%	27%
Expected dividend rate	5.75%	7.00%

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

For restricted stock share-based awards that contain a market condition, the probability of satisfying the market condition is considered in the estimate of grant-date fair value and previously recorded compensation expense is not reversed if the market condition is never met. The fair value of restricted stock awards granted in 2015, 2014 and 2013 with market-based performance conditions was determined based on a Monte Carlo simulation, which calculates a range of possible outcomes and the probabilities that they will occur, using the following average key assumptions:

	2015	2014	2013
Expected volatility	21.4%	25.6%	26.6%
Beta	0.78	0.74	0.68
Risk free interest rate	0.93%	0.62%	0.42%

Treasury Stock

The Company accounted for repurchases of common stock using the cost method with common stock held in treasury classified as a reduction of shareholders’ equity in its Consolidated Balance Sheets. Shares re-issued out of treasury were recorded based on a last-in first-out method. In 2014, the Company retired each share of common stock held in treasury in connection with its merger into GEO REIT.

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

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-01, “Financial Instruments — Overall,” The main provisions of ASU No. 2016-01 applicable to public business entities are: (i) equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are required to be measured at fair value with changes in fair value recognized in net income; (ii) simplification of the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet in the accompanying notes to the financial statements; and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments resulting from ASU No. 2016-01 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2015, FASB issued ASU No. 2015-17, “Income Taxes,” which simplifies the presentation of deferred income taxes by requiring that all deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. Current Generally Accepted Accounting Principles requires entities to separate deferred income tax assets and liabilities into current and noncurrent amounts in a classified statement of financial position. The amendments resulting from ASU No. 2015-17 are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2015, FASB issued ASU No. 2015-16, “Business Combinations,” which eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes. The amendments resulting from ASU No. 2015-16 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2015, FASB issued ASU No. 2015-14 to delay the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers,” for public companies from annual periods beginning after December 15, 2016 to annual periods beginning after December 15, 2017. ASU No. 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”). The Company intends to adopt ASU No. 2014-09 on its effective date and expects to complete its assessment of whether the adoption of this standard would have a material impact on the Company’s financial position, results of operations or cash flows by late 2016 or early 2017.

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

Soberlink, Inc.

On May 18, 2015, the Company’s wholly-owned subsidiary, B.I. Incorporated (“BI”) acquired 100% of the outstanding common stock of Soberlink, Inc. (“Soberlink”) for cash consideration of $24.4 million. Soberlink is a leading developer and distributor of mobile alcohol monitoring devices and services. The Company financed the acquisition of Soberlink with borrowings under its revolving credit facility. The allocation of the purchase price for this transaction has not yet been finalized. The primary areas of the preliminary purchase price allocations that are not yet finalized primarily relate to certain deferred tax assets and liabilities. The Company expects to continue to obtain information to assist it in determining the fair value of the net assets acquired at the acquisition date during the measurement period. During the measurement period, the Company has made $0.7 million in aggregate retrospective adjustments to provisional amounts recognized at the acquisition date, that if known, would have affected the measurement of the amounts recognized at that date. These adjustments primarily relate to deferred tax asset adjustments resulting from the final pre-acquisition tax return filings of the acquired entity. Transaction costs incurred in connection with the acquisition were not significant and have been recorded in general and administrative expenses.

As shown below, the Company recorded $14.2 million of goodwill which is not deductible for tax purposes. The Company believes the acquisition of Soberlink provides strategic benefits and synergies with BI’s existing electronic monitoring services. These factors contributed to the goodwill that was recorded upon consummation of the transaction. The goodwill and net assets are included in the GEO Care business segment. Revenues and earnings from Soberlink have been included in the consolidated results of the company from the date of acquisition through December 31, 2015 and were not significant. Intangible assets consist of technology with an estimated useful life of 8 years and a customer relationship with an estimated useful life of 20 years. The acquired contract in the acquisition of Soberlink is up for renewal on an annual basis.

The purchase price of approximately $24.4 million has been preliminarily allocated to the estimated fair values of the assets acquired and liabilities assumed as of May 18, 2015 as follows (in ‘000’s):

Accounts receivable and other current assets	$295
Inventory	385
Intangible assets — management contracts	5,500
Intangible assets — technology	9,700

Total assets acquired	15,880
Accounts payable	18
Deferred tax and other tax liabilities	5,670

Total identifiable net assets	10,192
Goodwill	14,210

Total consideration paid	$24,402

Additionally, the Company has provided a loan in the amount of $2.2 million to an entity (“Soberlink Healthcare, LLC”) owned by the former shareholders of Soberlink which is included in Other Non-Current Assets in the accompanying Consolidated Balance Sheet. The loan matures on May 19, 2019 and bears interest at 10.00%. Proceeds from the loan were used by the seller to fund certain research and development activities of another entity owned by the former shareholders (“DevCo, LLC”). The Company has also entered into a license and development agreement with DevCo, LLC whereby the Company will pay an annual fee of $1.3 million in exchange for a lifetime, royalty free right to use any improvements to the existing technology resident in the product that Soberlink sells. The Company has determined that it has an implicit variable interest in DevCo, LLC and that DevCo, LLC is a variable interest entity. However, the Company has determined that it is not the primary beneficiary of DevCo, LLC since it does not have the power to direct the activities of DevCo, LLC that most significantly impact DevCo, LLC’s economic performance. Nor does the Company have the obligation to absorb the losses of DevCo, LLC. Therefore, the Company does not consolidate this entity. The Company also has determined that Soberlink Healthcare, LLC. is a variable interest entity but the Company is not the primary beneficiary as it does not have the power to direct the activities of Soberlink Healthcare, LLC that most significantly impact its performance. Nor does the Company have the obligation to absorb the losses of Soberlink Healthcare, LLC. Therefore, the Company also does not consolidate this entity.

LCS Corrections Services, Inc.

On February 17, 2015, the Company acquired eight correctional and detention facilities (the “LCS Facilities”) totaling more than 6,500 beds from LCS Corrections Services, Inc., a privately-held owner and operator of correctional and detention facilities in the United States, and its affiliates (collectively, “LCS”). Pursuant to the terms of the definitive asset purchase agreement signed on January 26, 2015, the Company acquired the LCS Facilities for approximately $307.4 million at closing in an all cash transaction, excluding transaction related expenses of approximately $2.5 million that were recorded as general and administrative expense during the year ended December 31, 2015. The Company also acquired certain tangible and intangible assets and assumed certain accounts payable and accrued expenses pursuant to the asset purchase agreement. Additionally, LCS has the opportunity to receive an additional payment if the LCS Facilities exceed certain performance targets over an 18-month period ending August 31, 2016 (the “Earnout Payment”). The aggregate amount of the purchase price paid at closing and the Earnout Payment, if achieved, will not exceed $350 million. This contingent payment had zero fair value ascribed at the date of acquisition since management believes that it is a remote possibility that any such payment will be made. Approximately $298 million of outstanding debt related to the facilities was repaid at closing using the cash consideration paid by the Company. The Company did not assume any debt as a result of the transaction. The Company financed the acquisition of the LCS Facilities with borrowings under its revolving credit facility.

The purchase price of $307.4 million has been allocated to the estimated fair values of the assets acquired and liabilities assumed as of February 17, 2015 as follows (in ‘000’s):

Accounts receivable	$9,338
Prepaid expenses and other current assets	183
Property and equipment	119,726
Intangible assets — management contracts	73,200

Total assets acquired	202,447
Accounts payable and accrued expenses	2,442

Total identifiable net assets	200,005
Goodwill	107,398

Total consideration paid	$307,403

As shown above, the Company recorded $107.4 million of goodwill which is fully deductible for tax purposes. The Company believes its acquisition of the LCS Facilities provides synergies and strategic benefits which further position the Company to meet the demand for correctional and detention bed space in the United States. These factors contributed to the goodwill that was recorded upon consummation of the transaction. The goodwill and net assets acquired are included in the U.S. Corrections & Detention business segment. Revenues and earnings for LCS have been included in the consolidated results of the Company from the date of acquisition through December 31, 2015 and were $55.5 million and $8.5 million, respectively.

Identifiable intangible assets purchased consist of facility management contracts and have an estimated useful life of 20 years. The acquired contracts in the acquisition of the LCS Facilities do not have contract expiration dates and are perpetual in nature.

The following unaudited supplemental pro forma financial information includes the results of operations of the LCS Facilities in 2015 and 2014 and is presented as if the LCS Facilities had been consolidated as of the beginning of the year immediately preceding the date of acquisition. The unaudited supplemental proforma financial information has been provided for illustrative purposes only. The unaudited pro forma financial information does not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented, or of the results that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following unaudited pro forma financial information because of future events and transactions, as well as other factors, many of which are beyond the Company’s control.

The unaudited pro forma combined financial information presented below has been prepared by adjusting the historical results of the Company to include the historical results of the acquisition described above. The unaudited pro forma combined historical results were then adjusted (i) to remove one-time acquisition costs of $1.8 million, net of tax; (ii) to increase amortization expense resulting from the incremental intangible assets acquired in the acquisition by $3.4 million, net of tax (iii) to increase interest expense as a result of the cash consideration paid by $7.6 million, net of tax; and (iv) to increase depreciation expense as a result of the property and equipment acquired by $4.5 million. These adjustments related primarily to the 2014 adjustments to the table below. Amounts included for 2015 in the adjustments above are not significant to be presented separately. The unaudited pro forma financial information does not include any adjustments to reflect the impact of cost savings or other synergies that may result from this acquisition. As noted above, the unaudited pro forma financial information does not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future.

	Year Ended December 31,
	2015	2014
	(unaudited, in thousands)
Pro forma financial information:
Revenue	$1,848,351	$1,765,391
Net income	$140,468	$146,091

Protocol Criminal Justice, Inc.

On February 25, 2014, Protocol Criminal Justice, Inc. (“Protocol”), a recently created subsidiary of the Company’s B.I. Incorporated (“BI”) subsidiary, entered into an Asset Purchase Agreement (the “Agreement”) with an unrelated entity, APAC Customer Services, Inc., to acquire certain tangible and intangible assets for cash consideration of $13.0 million. The final purchase price allocation, which was completed during the second quarter of 2014, resulted in the recognition of intangible assets of $7.0 million related to acquired management contracts, acquired technology and trade name, and goodwill of $3.9 million. In addition, the Company acquired accounts receivable, equipment and assumed certain liabilities, none of which were significant. Protocol’s activities are included in the GEO Care operating segment.

3.	Discontinued Operations

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

Loss from discontinued operations during the year ended December 31, 2013 represents a charge of $2.3 million of insurance liability claims which are directly related to MDOC. There were no revenues related to the discontinued operations of MDOC for the years ended 2015, 2014 or 2013.

All losses from the above noted discontinued operations included in the Consolidated Statements of Operations is attributable to GEO.

4.	Shareholders’ Equity

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

During the years ended December 31, 2015, 2014 and 2013, GEO declared and paid the following regular cash distributions to its stockholders which were treated for federal income taxes as follows:

				Ordinary Dividends
Declaration Date	Payment Date	Record Date	Distribution Per Share	Qualified(1)	Non-Qualified	Nondividend Distributions(2)	Aggregate Payment Amount (millions)
January 17, 2013	March 1, 2013	February 15, 2013	$0.50	$0.1551057	$0.3448943	—	$35.7
May 7, 2013	June 3, 2013	May 20, 2013	$0.50	$0.1551057	$0.3448943	—	$35.8
July 30, 2013	August 29, 2013	August 19, 2013	$0.50	$0.1551057	$0.3448943	—	$36.1
November 1, 2013	November 26, 2013	November 14, 2013	$0.55	$0.1706163	$0.3793837	—	$39.6
February 18, 2014	March 14, 2014	March 3, 2014	$0.57	$0.0448272	$0.4154156	$0.1097572	$41.1
April 28, 2014	May 27, 2014	May 15, 2014	$0.57	$0.0448272	$0.4154156	$0.1097572	$41.5
August 5, 2014	August 29, 2014	August 18, 2014	$0.57	$0.0448272	$0.4154156	$0.1097572	$41.4
November 5, 2014	November 26, 2014	November 17, 2014	$0.62	$0.0487594	$0.4518556	$ 0.1193850	$46.0
February 6, 2015	February 27, 2015	February 17, 2015	$0.62	$0.0529749	$0.4139721	$0.1530530	$46.0
April 29, 2015	May 21, 2015	May 11, 2015	$0.62	$0.0529749	$0.4139721	$0.1530530	$46.3
July 31, 2015	August 24, 2015	August 14, 2015	$0.62	$0.0529749	$0.4139721	$0.1530530	$46.3
November 3, 2015	November 25, 2015	November 16, 2015	$0.65	$0.0555382	$0.4340030	$0.1604588	$48.5

(1)	Qualified Dividends represents the portion of the Total Ordinary Dividends which constitutes a “Qualified Dividend”, as defined by the Internal Revenue Service.
(2)	The amount constitutes a “Return of Capital”, as defined by the Internal Revenue Service.

Prospectus Supplement

On May 8, 2013, the Company filed with the Securities and Exchange Commission a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $100 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” (“ATM”) offerings as defined in Rule 415 under the Securities Act of 1933. On July 18, 2014, the Company filed with the Securities and Exchange Commission a post-effective amendment to its shelf registration statement on Form S-3 (pursuant to which the prospectus supplement had been filed) as a result of the merger of the Company into GEO REIT effective June 27, 2014. During the year ended December 31, 2014, there were approximately 1.5 million shares of common stock sold under the prospectus supplement for net proceeds of $54.7 million. There were no shares of the Company’s stock sold under the prospectus supplement during the years ended 2015 or 2013.

In September 2014, the Company filed with the Securities and Exchange Commission a new shelf registration statement on Form S-3. On November 10, 2014, in connection with the new shelf registration, the Company filed with the Securities and Exchange Commission a new prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $150 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of the Company’s stock issued under this prospectus supplement during the years ended December 31, 2015 or 2014.

Preferred Stock

In April 1994, the Company’s Board authorized 30 million shares of “blank check” preferred stock. The Board is authorized to determine the rights and privileges of any future issuance of preferred stock such as voting and dividend rights, liquidation privileges, redemption rights and conversion privileges. As of December 31, 2015, there were no shares of preferred stock outstanding.

Noncontrolling Interests

The Company includes the results of operations and financial position of South African Custodial Management Pty. Limited (“SACM” or the “joint venture”), its majority-owned subsidiary, in its consolidated financial statements. SACM was established in 2001 to operate correctional centers in South Africa. The joint venture currently provides security and other management services for the Kutama Sinthumule Correctional Centre in the Republic of South Africa under a 25-year management contract which commenced in February 2002. The Company’s and the second joint venture partner’s shares in the profits of the joint venture are 88.75% and 11.25%, respectively. There were no changes in the Company’s ownership percentage of the consolidated subsidiary during the years ended December 31, 2015, 2014 and 2013.

5.	Equity Incentive Plans

In 2014, the Board of Directors adopted The GEO Group, Inc. 2014 Stock Incentive Plan (the “2014 Plan”), which was approved by the Company’s shareholders on May 2, 2014. The 2014 Plan replaced the former GEO Group, Inc. 2006 Stock Incentive Plan (the “2006 Plan”). The 2014 Plan provides for a reserve of 3,083,353 shares, which consists of 2,000,000 new shares of common stock available for issuance and 1,083,353 shares of common stock that were available for issuance under the 2006 Plan prior to the 2014 Plan replacing it. At December 31, 2015, there were 2,680,705 shares of common stock reserved for issuance in connection with awards under the 2014 Plan and outstanding options exercisable for 748,916 shares of common stock under the 2014 Plan.

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

The Company recognized compensation expense related to the Company plans for the years ended December 31, 2015, 2014 and 2013 as follows (in thousands):

	2015	2014	2013
Stock option plan expense	$727	$1,161	$1,307
Restricted stock expense	$10,982	$7,748	$6,582

Stock Options

A summary of the activity of the Company’s stock options plans is presented below:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Options outstanding at December 31, 2014	664	$23.89	6.77	$10,935
Granted	256	43.15
Exercised	(123)	22.43
Forfeited/Canceled	(48)	36.83

Options outstanding at December 31, 2015	749	$29.98	6.85	$3,057

Options vested and expected to vest at December 31, 2015	716	$29.55	6.76	$3,051

Options exercisable at December 31, 2015	435	$24.04	5.52	$2,951

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of fiscal year 2015 and the exercise price, times the number of shares that are “in the money”) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. This amount changes based on the fair value of the Company’s stock.

The following table summarizes information relative to stock option activity during the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Intrinsic value of options exercised	$2,000	$5,736	$5,564
Fair value of shares vested	$1,314	$1,095	$1,679

The following table summarizes information about the exercise prices and related information of stock options outstanding under the Company plans at December 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price
	(In thousands)
13.72 - 18.23	91	3.62	$17.29	91	3.62	$17.29
18.65 - 22.26	200	4.75	$21.14	200	4.76	$21.14
22.30 - 32.41	227	7.66	$29.38	96	7.24	$27.05
32.41 - 43.15	231	9.13	43.15	48	8.95	$43.15

Total	749	6.85	$29.98	435	5.52	$24.04

The weighted average grant date fair value of options granted during the year ended December 31, 2015 and 2014 was $4.26 and $2.92 per share, respectively. There were 0.3 million options granted during the year ended December 31, 2015. There were 0.2 million options granted during the year ended December 31, 2014. There were no options granted during the year ended December 31, 2013.

The following table summarizes the status of non-vested stock options as of December 31, 2015 and 2014, and changes during the year ending December 31, 2015:

	Number of Shares	Wtd. Avg. Grant Date Fair Value
	(In thousands)
Options non-vested at December 31, 2014	301	$7.30
Granted	256	4.26
Vested	(195)	6.75
Forfeited	(48)	4.08

Options non-vested at December 31, 2015	314	$5.66

As of December 31, 2015, the Company had $0.9 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 1.4 years.

Restricted Stock

During the year ended December 31, 2015, the Company granted approximately 423,000 shares of restricted stock to certain employees and executive officers. Of these awards, 148,500 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics over a three year period from January 1, 2015 to December 31, 2017.

The fair value of restricted stock awards, which do not contain a market-based performance condition, is determined using the closing price of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period. Generally, the restricted stock awards vest in equal increments over either a three or four year period.

The vesting of these performance-based restricted stock grants are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 75% of the shares of restricted stock (“TSR Target Award”)

can vest at the end of a three-year performance period if GEO meets certain total shareholder return (“TSR”) performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2015 to December 31, 2017 and (ii) up to 25% of the shares of restricted stock (“ROCE Target Award”) can vest at the end of a three-year period if GEO meets certain return on capital employed (“ROCE”) performance targets over a three year period from January 1, 2015 to December 31, 2017. These market and performance awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the performance-based awards is based on the target awards for both metrics.

During the year ended December 31, 2014, the Company granted 306,150 shares of restricted stock to certain employees and executive officers. Of these awards, 90,000 are performance-based awards which will be forfeited if the Company does not achieve certain annual metrics over a three year period from January 1, 2014 to December 31, 2016.

The vesting of the performance-based restricted stock grants awarded in 2014 are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 75% of the shares of restricted stock (“TSR Target Award”) can vest at the end of a three-year performance period if GEO meets certain total shareholder return (“TSR”) performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2014 to December 31, 2016; and (ii) up to 25% of the shares of restricted stock (“ROCE Target Award”) can vest at the end of a three-year performance period if GEO meets certain return on capital employed (“ROCE”) performance targets over a three year period from January 1, 2014 to December 31, 2016. These performance awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the performance-based awards is based on the target awards for both metrics.

During the year ended December 31, 2013, the Company granted 345,060 shares of restricted stock to its executive officers and to certain senior employees. Of these awards, 92,810 are performance-based awards which will be forfeited if the Company does not achieve certain annual metrics over a three year period from January 1, 2013 to December 31, 2015. The vesting of the performance-based restricted stock grants awarded in 2013 are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 75% of the TSR Target Award can vest at the end of a three-year performance period if GEO meets certain TSR performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2013 to December 31, 2015; and (ii) up to 25% of the ROCE Target Award can vest at the end of a three-year period if GEO meets certain ROCE performance targets over a three year period from January 1, 2013 to December 31, 2015. These performance awards can vest at the end of the three year performance period at between 0% and 200% of the target awards for both metrics. The number of shares shown for the performance-based awards is based on the target awards for both metrics. Based on the combined results of the TSR and ROCE metrics for the three year period from January 1, 2013 to December 31, 2015, approximately 67% of the total 2013 performance awards are eligible for vesting on March 14, 2016.

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

The metric related to ROCE is considered to be a performance condition. For share-based awards that contain a performance condition, the achievement of the targets must be probable before any share-based compensation expense is recorded. The Company reviews the likelihood of which target in the range will be achieved and if deemed probable, compensation expense is recorded at that time. If subsequent to initial measurement there is a change in the estimate of the probability of meeting the performance condition, the effect of the change in the estimated quantity of awards expected to vest is recognized by cumulatively adjusting compensation expense. If ultimately the performance targets are not met, for any awards where vesting was previously deemed probable, previously recognized compensation expense will be reversed in the period in which vesting is no longer deemed probable. During 2015, 2014 and 2013, the Company deemed the achievement of the target award to be probable and there were no changes in the estimated quantity of awards expected to vest. The fair value of these awards was determined based on the closing price of the Company’s common stock on the date of grant.

The following table summarizes the status of restricted stock awards as of December 31, 2015 and 2014, and changes during the year ended December 31, 2015:

	Shares	Wtd. Avg. Grant date Fair value
	(In thousands)
Restricted stock outstanding at December 31, 2014	724	$30.97
Granted	423	45.83
Vested	(249)	24.70
Forfeited/Canceled	(35)	38.25

Restricted stock outstanding at December 31, 2015	863	$39.74

As of December 31, 2015, the Company had $22.0 million of unrecognized compensation cost that is expected to be recognized over a weighted average period of 1.2 years.

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

The Plan is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Plan are made on the last day of each month. During the years ended December 31, 2015, 2014 and 2013, 13,205, 11,196 and 9,794 shares of common stock, respectively, were issued in connection with the Plan.

6.	Earnings Per Share

Basic and diluted earnings per share (“EPS”) from continuing operations were calculated for the years ended December 31, 2015, 2014, and 2013 respectively, as follows:

Fiscal Year	2015	2014	2013
	(In thousands, except per share data)
Net Income from continuing operations	$139,315	$143,840	$117,462
Loss (income) attributable to noncontrolling interests	123	90	(62)

Net income attributable to The GEO Group, Inc.	$139,438	$143,930	$117,400
Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	73,696	72,270	71,116

Per share amount	$1.89	$1.99	$1.65

Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	73,696	72,270	71,116
Dilutive effect of equity incentive plans	299	277	489

Weighted average shares assuming dilution	73,995	72,547	71,605

Per share amount	$1.88	$1.98	$1.64

For the fiscal year ended December 31, 2015, 240,462 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. 210,074 common stock equivalents from restricted shares were anti-dilutive and excluded from the computation of diluted EPS.

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

7.	Property and Equipment

Property and equipment consist of the following at fiscal year end:

	Useful Life	2015	2014
	(Years)	(In thousands)
Land	—	$105,203	$102,349
Buildings and improvements	2 to 50	1,830,736	1,603,081
Leasehold improvements	1 to 29	268,781	262,224
Equipment	3 to 10	175,908	153,965
Furniture, fixtures and computer software	1 to 7	47,417	40,108
Facility construction in progress		9,337	59,218

Total		$2,437,382	$2,220,945
Less accumulated depreciation and amortization		(520,996)	(448,779)

Property and equipment, net		$1,916,386	$1,772,166

The Company depreciates its leasehold improvements over the shorter of their estimated useful lives or the terms of the leases including renewal periods that are reasonably assured. The Company’s construction in progress primarily consists of expansions to facilities that are owned by the Company. Interest capitalized in property and equipment for the years ended December 31, 2015 and December 31, 2014 was not significant.

Depreciation expense was $87.5 million, $79.8 million and $78.8 million, respectively, for the years ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2015 and 2014, the Company had $17.1 million and $17.1 million, respectively, of assets recorded under capital leases related to land, buildings and improvements. Capital leases are recorded net of accumulated amortization of $10.1 million and $9.1 million, at December 31, 2015 and 2014, respectively. Depreciation expense related to assets recorded under capital leases for the years ended December 31, 2015, 2014 and 2013 was $1.0 million, $1.3 million and $1.0 million, respectively, and is included in Depreciation and Amortization in the accompanying consolidated statements of operations.

8.	Contract Receivable

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

The cost of the project during the D&C Phase will be funded by debt financing along with a capital contribution by GEO in the amount of AUD 115 million, or $84.0 million, based on exchange rates at December 31, 2015, which is expected to be contributed in January 2017. Another wholly-owned subsidiary of GEO, Ravenhall Finance Co Pty. Limited (“Finance Co”), has entered into a syndicated facility agreement with National Australia Bank Limited to provide the debt financing for the project. Refer to Note 15 — Debt. In order to fix the interest rate on this variable non-recourse debt, Finance Co has entered into interest rate swap agreements. Refer to Note 10 — Derivative Financial Instruments. Upon completion and commercial acceptance of the facility, in accordance with the Ravenhall Contract, the State will make a lump sum payment of AUD 310 million, or $226.3 million, based on exchange rates as of December 31, 2015, towards a portion of the outstanding balance.

During the D&C Phase, the Company recognizes revenue as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to the estimated total costs for the design and construction of the facility. Costs incurred and estimated earnings in excess of billings is classified as Contract Receivable in the accompanying consolidated balance sheets. The balance of the Contract Receivable at December 31, 2015 is $174.1 million which is recorded at net present value based on the timing of expected future settlement. Interest income is recorded as earned using an effective interest rate of 8.97%. As the primary contractor, Project Co is exposed to the various risks associated with the D&C Phase. Accordingly, the Company will record construction revenue on a gross basis and include the related costs of construction activities in operating expenses within the Facility Construction & Design segment. Reimbursable pass through costs are excluded from revenues and expenses.

9.	Investment in Direct Finance Leases

The Company’s investment in direct finance leases relates to the financing and management of one Australian facility. The Company’s wholly-owned Australian subsidiary financed the facility’s development with long-term debt obligations, which are non-recourse to the Company.

The future minimum rentals to be received are as follows:

Fiscal Year	Annual Repayment
(In thousands)
2016	$7,093
2017	1,921

Total minimum obligation	$9,014
Less unearned interest income	(727)
Less current portion of direct finance lease (included in Prepaid expenses and other current assets)	(6,461)

Long term portion of investment in direct finance lease	$1,826

10.	Derivative Financial Instruments

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

Australia — Fullham

The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt, to be an effective cash flow hedge. Accordingly, the Company records the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total net unrealized gain (loss) recognized in the periods and recorded in accumulated other comprehensive income (loss), net of tax, related to this cash flow hedge was not significant for the years ended December 31, 2015 and 2014, respectively. The net unrealized gain (loss) for the years ended December 31, 2015 and 2014 was also not significant. The total value of the swap liability as of December 31, 2015 and 2014 was $0.1 million and $0.2 million, respectively, and is recorded as a component of other liabilities in the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).

Australia — Ravenhall

In September 2014, the Company’s Australian subsidiary entered into interest rate swap agreements to fix the interest rate on its variable rate non-recourse debt related to a prison project in Ravenhall, a locality near Melbourne, Australia to 3.3% during the design and construction phase and 4.2% during the project’s operating phase. Refer to Note 8 — Contract Receivable. The swaps’ notional amounts coincide with construction draw fixed commitments throughout the project. At December 31, 2015, the swaps had a notional value of approximately AUD 267.8 million, or $195.5 million, based on exchange rates at December 31, 2015, related to the outstanding draws for the design and construction phase and approximately AUD 466.3 million, or $340.4 million, based on exchange rates at December 31, 2015, related to future construction draws. The Company has determined that the swaps have payment, expiration dates and provisions that coincide with the terms of the non-recourse debt and the critical terms of the swap agreements and construction draw fixed commitments are the same and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in the fair value of the interest rate swaps in accumulated other comprehensive income, net of applicable income taxes. Total unrealized losses recorded in other comprehensive income, net of tax, related to this cash flow hedge were approximately $1.5 million during the year ended December 31, 2015. The total fair value of the swap liability as of December 31, 2015 was $20.7 million and is recorded as a component of Other Non-Current liabilities within the accompanying consolidated balance sheet. There was no material ineffectiveness for the periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss).

Additionally, upon completion and commercial acceptance of the prison project, the State, in accordance with the prison contract, will make a lump sum payment of AUD 310 million, or $226.3 million, based on exchange rates at December 31, 2015, towards a portion of the outstanding balance which will be used to pay down the principal of the non-recourse debt. The Company’s Australian subsidiary also entered into interest rate cap agreements in September 2014 giving the Company the option to cap the interest rate on its variable non-recourse debt related to the project in the event that the completion of the prison project is delayed which could delay the State’s payment. The Company paid $1.7 million for the interest rate cap agreements. These instruments do not meet the requirements for hedge accounting, and therefore, changes in fair value of the interest rate caps are recorded in earnings. During the year ended December 31, 2015 the Company recorded a loss of $0.4 million related to a decline in the fair value of the interest rate cap assets. As of December 31, 2015, the interest rate cap assets had a fair value of $0.1 million which is included in Other Non-Current Assets in the accompanying consolidated balance sheet.

11.	Goodwill and Other Intangible Assets, Net

Changes in the Company’s goodwill balances recognized during the years ended December 31, 2015 and 2014 were as follows (in thousands):

	December 31, 2014	Acquisitions	Foreign currency translation	December 31, 2015
U.S. Corrections & Detention	$170,376	$107,398	$—	$277,774
GEO Care	323,047	14,210	—	337,257
International Services	467	—	(60)	407

Total Goodwill	$493,890	$121,608	$(60)	$615,438

	December 31, 2013	Acquisition	Foreign currency translation	December 31, 2014
U.S. Corrections & Detention	$170,376	—	$—	$170,376
GEO Care	319,159	3,888	—	323,047
International Services	661	—	(194)	467

Total Goodwill	$490,196	$3,888	$(194)	$493,890

Intangible assets consisted of the following as of December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015				December 31, 2014
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	15.6	$233,041	$(71,538)	$161,503	$154,591	$(56,396)	$98,195
Technology	7.3	33,700	(16,255)	17,445	24,000	(12,120)	11,880
Trade names	Indefinite	45,200	—	45,200	45,200	—	45,200

Total acquired intangible assets		$311,941	$(87,793)	$224,148	$223,791	$(68,516)	$155,275

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

Amortization expense was $19.3 million, $15.2 million and $14.6 million for the years ended December 31, 2015, 2014 and 2013, respectively, and primarily related to the U.S. Corrections & Detention and GEO Care segments’ amortization of intangible assets for acquired management contracts. The Company relies on its historical experience in determining the useful life of facility management contracts. The Company makes assumptions related to acquired facility management contracts based on the competitive environment for individual contracts, our historical success rates in retaining contracts, the supply of available beds in the market, changes in legislation, the projected profitability of the facilities and other market conditions. As of December 31, 2015, the weighted average period before the next contract renewal or extension for the facility management contracts was approximately 1.8 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the contractual periods.

Estimated amortization expense related to the Company’s finite-lived intangible assets for 2016 through 2020 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
2016	$20,352
2017	20,320
2018	17,460
2019	17,132
2020	17,133
Thereafter	86,551

$178,948

12.	Financial Instruments

The following table provides a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis (in thousands):

		Fair Value Measurements at December 31, 2015
	Carrying Value at December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$13,071	$—	$13,071	$—
Fixed income securities	$1,717	$—	$1,717	$—
Interest rate cap derivatives	$93	$—	$93	$—
Liabilities:
Interest rate swap derivatives	$20,835	$—	$20,835	$—

		Fair Value Measurements at December 31, 2014
	Carrying Value at December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$11,281	$—	$11,281	$—
Fixed income securities	$1,966	$—	$1,966	$—
Interest rate cap derivatives	570		570
Liabilities:
Interest rate swap derivatives	$19,248	$—	$19,248	$—

The Company’s level 2 financial instruments included in the tables above as of December 31, 2015 and 2014 consist of the Company’s rabbi trust established for GEO employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan, interest rate swaps and interest rate caps held by our Australian subsidiaries and an investment in Canadian dollar denominated fixed income securities. The Company’s restricted investment in the Rabbi Trust is invested in Company owned life insurance policies which are recorded at their cash surrender values. These investments are valued based on the underlying investments held in the policies’ separate account. The Australian subsidiaries’ interest rate swaps and interest rate caps are valued using a discounted cash flow model based on projected Australian borrowing rates. The Canadian dollar denominated securities, not actively traded, are valued using quoted rates for these and similar securities.

13.	Fair Value of Assets and Liabilities

The Company’s Consolidated Balance Sheets reflect certain financial instruments at carrying value. The following table presents the carrying values of those instruments and the corresponding estimated fair values (in thousands):

	Estimated Fair Value Measurements at December 31, 2015
	Carrying Value as of December 31, 2015	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$59,638	$59,638	$59,638	$—	$—
Restricted cash and investments	15,654	15,654	11,536	4,118	—
Liabilities:
Borrowings under Senior Credit Facility	$777,500	$777,500	$—	$777,500	$—
5.875% Senior Notes due 2024	250,000	245,783	—	245,783	—
5.125% Senior Notes	300,000	285,189		285,189
5.875% Senior Notes due 2022	250,000	248,125	—	248,125	—
6.625% Senior Notes	300,000	308,625	—	308,625	—
Non-recourse debt, Australian subsidiary	204,539	204,531	—	204,531	—
Other non-recourse debt, including current portion	42,592	43,353	—	43,353	—

	Estimated Fair Value Measurements at December 31, 2014
	Carrying Value as of December 31, 2014	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$41,337	$41,337	$41,337	$—	$—
Restricted cash	12,638	12,638	3,889	8,749	—
Liabilities:
Borrowings under Senior Credit Facility	$365,500	$364,411	$—	$364,411	$—
5.875% Senior Notes due 2024	250,000	256,720		256,720
5.125% Senior Notes	300,000	315,750		315,750
5.875% Senior Notes due 2022	300,000	296,814	—	296,814	—
6.625% Senior Notes	250,000	256,720	—	256,720	—
Non-recourse debt, Australian subsidiary	95,714	95,871	—	95,871	—
Other non-recourse debt, including current portion	48,836	52,016	—	52,016	—

The fair values of the Company’s cash and cash equivalents, and restricted cash approximates the carrying values of these assets at December 31, 2015 and 2014. Restricted cash consists of money market funds, commercial paper and time deposits used for payments on the Company’s non-recourse debt and asset replacement funds contractually required to be maintained at the Company’s Australian subsidiary. The fair value of the money market funds is based on quoted market prices (level 1) and the fair value of commercial paper and time deposits is based on market prices for similar instruments (level 2). The fair values of the Company’s 6.625% senior unsecured notes due 2021 (the “6.625% Senior Notes”), 5.125% Senior Notes due 2023 (the “5.125% Senior Notes”), 5.875% Senior Notes due 2022 (the “5.875% Senior Notes due 2022”) and the 5.875% Senior Notes due 2024 (the “5.875% Senior Notes”), although not actively traded, are based on published financial data for these instruments. The fair value of the Company’s non-recourse debt related to Washington Economic Development Finance Authority (“WEDFA”) is based on market prices for similar instruments. The fair value of the non-recourse debt related to the Company’s Australian subsidiary is estimated using a discounted cash flow model based on current Australian borrowing rates for similar instruments. The fair value of borrowings under the Senior Credit Facility is based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.

14.	Accrued Expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	2015	2014
Accrued interest	$25,030	$26,373
Accrued bonus	10,444	12,049
Accrued insurance	53,745	50,470
Accrued property and other taxes	16,656	15,980
Construction retainage	1,463	3,412
Other	28,145	32,328

Total	$135,483	$140,612

15.	Debt

Debt consisted of the following (in thousands):

	2015	2014
Senior Credit Facility:
Term loan	$292,500	$295,500
Revolver	485,000	70,000

Total Senior Credit Facility	$777,500	$365,500
5.875% Senior Notes
Notes Due in 2024	$250,000	250,000
5.125% Senior Notes:
Notes Due in 2023	$300,000	$300,000
5.875% Senior Notes
Notes Due in 2022	$250,000	$250,000
6.625% Senior Notes:
Notes Due in 2021	$300,000	$300,000
Non-Recourse Debt :
Non-Recourse Debt	$247,679	$145,262
Discount on Non-Recourse Debt	(548)	(712)

Total Non-Recourse Debt	$247,131	$144,550
Capital Lease Obligations	9,856	10,924
Other debt	1,370	421

Total debt	$2,135,857	$1,621,395

Current portion of capital lease obligations, long-term debt and non-recourse debt	(17,141)	(16,752)
Capital Lease Obligations, long-term portion	(8,693)	(9,856)
Non-Recourse Debt, long-term portion	(234,467)	(131,968)

Long-Term Debt	$1,875,556	$1,462,819

Credit Agreement

On August 27, 2014, the Company executed a second amended and restated credit agreement by and among the Company and GEO Corrections Holdings, Inc., our wholly-owned subsidiary, as Borrowers, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (the “Credit Agreement”).

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

Events of default under the Credit Agreement include, but are not limited to, (i) the Company’s failure to pay principal or interest when due, (ii) the Company’s material breach of any representation or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) certain material environmental liability claims which have been asserted against the Company, and (viii) a change in control. The Company was in compliance with all of the financial covenants of the Credit Agreement as of December 31, 2015.

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

As of December 31, 2015, the Company had $292.5 million in aggregate borrowings outstanding under the Term Loan, $485.0 million in borrowings under the Revolver, and approximately $54.3 million in letters of credit which left $160.7 million in additional borrowing capacity under the Revolver. In addition, the Company has the ability to increase the Senior Credit Facility by an additional $350.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions thereunder. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of December 31, 2015 was 3.1%. At December 31, 2015, the Company had approximately AUD 215.0 million in letters of credit outstanding under the Australian LC Facility in connection with certain performance and financing guarantees related to the Ravenhall Prison Project.

5.875% Senior Notes due 2024

On September 25, 2014, the Company completed an offering of $250.0 million aggregate principal amount of senior unsecured notes (the “5.875% Senior Notes due 2024”), The notes will mature on October 15, 2024 and have a coupon rate and yield to maturity of 5.875%. Interest is payable semi-annually in cash in arrears on April 15 and October 15, beginning April 15, 2015. The 5.875% Senior Notes due 2024 are guaranteed on a senior unsecured basis by all the Company’s restricted subsidiaries that guarantee obligations. The 5.875% Senior Notes due 2024 rank equally in right of payment with any unsecured, unsubordinated indebtedness of the Company and the guarantors, including the Company’s 6.625% senior notes due 2021, the 5.875% senior notes due 2022, the 5.125% senior notes due 2023, and the guarantors’ guarantees thereof, senior in right of payment to any future indebtedness of the Company and the guarantors that is expressly subordinated to the 5.875% Senior Notes due 2024 and the guarantees, effectively junior to any secured indebtedness of the Company and the guarantors, including indebtedness under the Company’s senior credit facility, to the extent of the value of the assets securing such indebtedness, and structurally junior to all obligations of the Company’s subsidiaries that are not guarantors. The sale of the 5.875% Senior Notes due 2024 was registered under the Company’s automatic shelf registration statement on Form S-3 filed on September 12, 2014, as supplemented by the Preliminary Prospectus Supplement filed on September 22, 2014 and the Prospectus Supplement filed on September 24, 2014. The Company capitalized $4.6 million of deferred financing costs in connection with the offering.

At any time on or prior to October 15, 2017, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of outstanding 5.875% Senior Notes due 2024 issued under the indenture governing the 5.875% Senior Notes due 2024 (including any additional notes) at a redemption price of 105.875% of their principal amount, plus accrued and unpaid interest, if any, to the redemption date. In addition, the Company may, at its option, redeem the 5.875% Senior Notes due 2024 in whole or in part before October 15, 2019 at a redemption price equal to 100% of the principal amount of the 5.875% Senior Notes due 2024 being redeemed plus a “make-whole” premium, together with accrued and unpaid interest, if any, to the redemption date. Lastly, the Company may, at its option, redeem the 5.875% Senior Notes due 2024 in whole or in part on or after October 15, 2019 through 2024 and thereafter as indicated below:

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

The indenture also contains events of default with respect to, among other things, the following: failure by the Company to pay interest on the 5.875% Senior Notes due 2024 when due, which failure continues for 30 days; failure by the Company to pay the principal of, or premium, if any, on, the 5.875% Senior Notes due 2024 when due; failure by the Company or any of its restricted subsidiaries to comply with their obligations to offer to repurchase the 5.875% Senior Notes due 2024 at the option of the holders of the 5.875% Senior Notes due 2024 upon a change of control, to offer to redeem the 5.875% Senior Notes due 2024 under certain circumstances in connection with asset sales with excess proceeds in excess of $25.0 million or to observe certain restrictions on mergers, consolidations and sales of substantially all of their assets; the failure by the Company or any guarantor to comply with any of the other agreements in the indenture, which failure continues for 60 days after notice; and certain events of bankruptcy or insolvency of GEO or a restricted subsidiary that is a significant subsidiary or any group of restricted subsidiaries that together would constitute a significant subsidiary. The Company was in compliance with all of the financial covenants of the indenture governing the 5.875% Senior Notes due 2024 as of December 31, 2015.

5.125% Senior Notes

On March 19, 2013, the Company completed an offering of $300.0 million aggregate principal amount of senior unsecured notes in a private offering under the Indenture dated as of March 19, 2013 among GEO, certain of its domestic subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee. The 5.125% Senior Notes were offered and sold to “qualified institutional buyers” in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons in accordance with Regulation S under the Securities Act. The notes will mature on April 1, 2023 and have a coupon rate and yield to maturity of 5.125%. Interest is payable semi-annually on April 1 and October 1 each year, beginning October 1, 2013. The 5.125% Senior Notes are guaranteed on a senior unsecured basis by all of the Company’s restricted subsidiaries that guarantee obligations under the Senior Credit Facility, the Company’s 6.625% Senior Notes, the Company’s 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024. The 5.125% Senior Notes and the guarantees are the Company’s general unsecured senior obligations and rank equally in right of payment with all of the Company’s and the guarantors’ existing and future unsecured senior debt, including the Company’s 6.625% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024. The 5.125% Senior Notes and the guarantees are effectively subordinated to any of the Company’s and the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt, including all anticipated borrowings under the Senior Credit Facility. The 5.125% Senior Notes are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 5.125% Senior Notes.

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

The indenture governing the 5.125% Senior Notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of the Company’s assets. As of the date of the indenture, all of the Company’s subsidiaries, other than certain dormant domestic and other subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. The Company’s failure to comply with certain of the covenants under the indenture governing the 5.125% Senior Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company was in compliance with all of the financial covenants of the indenture governing the 5.125% Senior Notes as of December 31, 2015.

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

5.875% Senior Notes due 2022

On October 3, 2013, the Company completed an offering of $250.0 million aggregate principal amount of senior notes due 2022 (the “5.875% Senior Notes due 2022”) in a private offering under the Indenture dated as of October 3, 2013 among GEO, certain of its domestic subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee. The 5.875% Senior Notes due 2022 were offered and sold to “qualified institutional buyers” in accordance with Rule 144A under the Securities Act, and outside the United States to non-U.S. persons in accordance with Regulations S under the Securities Act. The 5.875% Senior Notes due 2022 were issued at a coupon rate and yield to maturity of 5.875%. Interest on the 5.875% Senior Notes due 2022 is payable semi-annually in cash in arrears on January 15 and July 15, commencing on January 15, 2014. The 5.875% Senior Notes due 2022 mature on January 15, 2022. The 5.875% Senior Notes due 2022 and the guarantees are the Company’s general unsecured senior obligations and rank equally in right of payment with all of the Company’s and the guarantors’ existing and future unsecured senior debt, including the Company’s 6.625%

Senior Notes, the 5.125% Senior Notes and the 5.875% Senior Notes due 2024. The 5.875% Senior Notes due 2022 and the guarantees are effectively subordinated to any of the Company’s and the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt, including all anticipated borrowings under the Senior Credit Facility. The 5.875% Senior Notes due 2022 are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 5.875% Senior Notes due 2022.

GEO may, at its option, redeem the 5.875% Senior Notes due 2022 in whole or in part before January 15, 2017 at a redemption price equal to 100% of the principal amount of the 5.875% Senior Notes due 2022 being redeemed plus a “make-whole” premium, together with accrued and unpaid interest and Liquidated Damages, if any, to the redemption date. On or after January 15, 2017, GEO may, at its option, redeem all or part of the 5.875% Senior Notes 2022 upon not less than 30 days nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and including Liquidated Damages, if any, on the 5.875% Senior Notes due 2022 redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on January 15 of the years indicated below:

Year	Percentage
2017	104.406%
2018	102.938%
2019	101.469%
2020 and thereafter	100.000%

If there is a “change of control” (as defined in the Indenture), holders of the 5.875% Senior Notes due 2022 will have the right to cause GEO to repurchase their Senior Notes due 2022 at a price equal to 101% of the principal amount of the 5.875% Senior Notes due 2022 repurchased plus accrued and unpaid interest and Liquidated Damages, if any, to the purchase date.

The indenture governing the notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of the Company’s assets. As of the date of the indenture, all of the Company’s subsidiaries, other than certain dormant domestic and other subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. The Company’s failure to comply with certain of the covenants under the indenture governing the 5.875% Senior Notes due 2022 could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company was in compliance with all of the financial covenants of the indenture governing the 5.875% Senior Notes due 2022 as of December 31, 2015.

The Indenture also contains events of default with respect to, among other things, the following: failure by GEO to pay interest and Liquidated Damages, if any, on the 5.875% Senior Notes due 2022 when due, which failure continues for 30 days; failure by GEO to pay the principal of, or premium, if any, on, the 5.875% Senior Notes due 2022 when due; failure by GEO or any of its restricted subsidiaries to comply with their obligations to offer to repurchase the 5.875% Senior Notes due 2022 at the option of the holders of the 5.875% Senior Notes due 2022 upon a change of control, to offer to redeem notes under certain circumstances in connection with asset sales with “excess proceeds” (as defined in the Indenture) in excess of $25.0 million or to observe certain restrictions on mergers, consolidations and sales of substantially all of their assets; the failure by GEO or any Guarantor to comply with any of the other agreements in the Indenture, which failure continues for 60 days after notice; and certain events of bankruptcy or insolvency of GEO or a restricted subsidiary that is a significant subsidiary or any group of restricted subsidiaries that together would constitute a significant subsidiary.

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

Under the terms of the Registration Rights Agreement, dated as of October 3, 2013, among GEO, the Guarantors and Wells Fargo Securities, LLC, as the representative of the initial purchasers of the 5.875% Senior Notes due 2022 (the “Registration Rights Agreement”), GEO agreed to register under the Securities Act notes having terms identical in all material respects to the 5.875% Senior Notes due 2022 (the “5.875% % Exchange Notes”) and to make an offer to exchange the 5.875% Exchange Notes for the 5.875% Senior Notes due 2022. GEO filed the registration statement on October 2, 2013 which was declared effective on January 6, 2014. GEO launched the exchange offer on January 6, 2014 and the exchange offer expired on February 4, 2014.

6.625% Senior Notes

On February 10, 2011, the Company completed an offering of $300.0 million aggregate principal amount of 6.625% Senior Notes in a private offering under the indenture dated as of February 10, 2011 among the Company, certain of its domestic subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee. The 6.625% Senior Notes were offered and sold to “qualified institutional buyers” in accordance with Rule 144A under the Securities Act, and outside the United States to non-U.S. persons in accordance with Regulation S under the Securities Act. The 6.625% Senior Notes were issued at a coupon rate and yield to maturity of 6.625%. Interest on the 6.625% Senior Notes is payable semi-annually in cash in arrears on February 15 and August 15 each year. The 6.625% Senior Notes mature on February 15, 2021. The 6.625% Senior Notes and the guarantees are the Company’s general unsecured senior obligations and rank equally in right of payment with all of the Company’s and the guarantors’ existing and future unsecured senior debt, including the Company’s 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024. The 6.625% Senior Notes and the guarantees are effectively subordinated to any of the Company’s and the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt, including all anticipated borrowings under the Senior Credit Facility. The 6.625% Senior Notes are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 6.625% Senior Notes.

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

The indenture governing the notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of the Company’s assets. As of the date of the indenture, all of the Company’s subsidiaries, other than certain dormant domestic and other subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. The Company’s failure to comply with certain of the covenants under the indenture governing the 6.625% Senior Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company was in compliance with all of the financial covenants of the indenture governing the 6.625% Senior Notes as of December 31, 2015.

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

Non-Recourse Debt

South Texas Detention Complex

The Company had a debt service requirement related to the development of the South Texas Detention Complex, a detention complex in Frio County, Texas. These bonds were to mature in February 2016. On September 30, 2013, the Company completed a legal defeasance of the million taxable revenue bonds. In connection with the defeasance, the Company incurred a $1.5 million loss on extinguishment of debt which represented the excess of the reacquisition price of the defeasance over the net carrying value of the bonds and other defeasance related fees and expenses.

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

As of December 31, 2015, the remaining balance of the debt service requirement related to the 2011 Revenue Bonds is $43.1 million, of which $6.5 million is classified as current in the accompanying balance sheet. As of December 31, 2015, included in restricted cash and investments is $8.6 million (all current) of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves which had not been released to the Company as of December 31, 2015.

Australia — Fulham

The Company’s wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to the Company and total $9.0 million (AUD 12.4 million) and $16.4 million (AUD 22.5 million) at December 31, 2015 and 2014, respectively, based on exchange rates in effect as of December 31, 2015. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million (along with interest earned on the account) which, at December 31, 2015, was $3.7 million (including interest) based on exchange rates in effect as of December 31, 2015. This amount is included in non-current restricted cash and the annual maturities of the future debt obligation are included in Non-Recourse Debt.

Australia — Ravenhall

In connection with a new design and build prison project agreement with the State, the Company entered into a syndicated facility agreement (the “Construction Facility”) with National Australia Bank Limited to provide debt financing for construction of the project. Refer to Note 8 — Contract Receivable. The Construction Facility provides for non-recourse funding up to AUD 791 million, or $577.4 million, based on exchange rates as of December 31, 2015. Construction draws will be funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility is through October 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. After October 2019, the Construction Facility will be converted to a term loan with payments due quarterly beginning in 2019 through 2041. In accordance with the terms of the Construction Facility, upon completion and commercial acceptance of the prison, in accordance with the prison contract, the State will make a lump sum payment of AUD 310 million, or $226.3 million, based on exchange rates as of December 31, 2015, which will be used to pay down a portion of the outstanding principal balance. The remaining outstanding principal balance will be repaid over the term of the operating agreement. As of December 31, 2015, $195.5 million was outstanding under the Construction Facility and the Company capitalized $19.5 million of deferred financing costs in connection with the transaction. The Company also entered into interest rate swap and interest rate cap agreements related to its non-recourse debt in connection with the project. Refer to Note 10 — Derivative Financial Instruments.

Debt Repayment

Debt repayment schedules under Capital Lease Obligations, Long-Term Debt, Non-Recourse Debt and the Senior Credit Facility are as follows:

Fiscal Year	Capital Leases	Long-Term Debt	Non- Recourse Debt	Revolver	Term Loans	Total Annual Repayment
	(In thousands)
2016	$1,935	$314	$12,842	$—	$3,000	$18,091
2017	1,934	312	9,366	—	3,000	14,612
2018	1,936	321	6,970	—	3,000	12,227
2019	1,934	317	7,280	485,000	3,000	497,531
2020	1,934	95	7,665	—	280,500	290,194
2021	1,936	300,011	8,065	—	—	310,012
Thereafter	1,233	800,000	195,491	—	—	996,724

	12,842	1,101,370	247,679	485,000	292,500	2,139,391
Interest imputed on Capital Leases	(2,986)	—	—	—	—	(2,986)
Original issuer’s discount	—	—	(548)	—	—	(548)
Current portion	(1,163)	(314)	(12,664)	—	(3,000)	(17,141)

Non-current portion	$8,693	$1,101,056	$234,467	$485,000	$289,500	$2,118,716

Guarantees

The Company has entered into certain guarantees in connection with the financing and construction performance of a facility in Australia (Refer to Note 8-Contract Receivable). The obligations amounted to approximately AUD 215 million, or $157.0 million, based on exchange rates as of December 31, 2015. These guarantees are secured by outstanding letters of credit under the Company’s Revolver as of December 31, 2015.

At December 31, 2015, the Company also had eleven letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $15.5 million.

In addition to the above, in connection with the creation of SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements to SACS’ senior lenders through the issuance of letters of credit for 15.0 million South African Rand, or $1.0 million based on exchange rates as of December 31, 2015. Additionally, SACS was required to fund a Rectification Account for the repayment of certain costs in the event of contract termination. As such, the Company had guaranteed the payment of 60% of amounts which may have been payable by SACS into the Rectification Account by providing a standby letter of credit of 8.4 million South African Rand as security for this guarantee. During the fiscal year ended December 31, 2014, SACS met its obligation for the funding of the Rectification Account and the letter of credit for 8.4 million South African Rand relative to this guarantee was not renewed. In the event SACS is unable to maintain the required funding in the Rectification Account, the guarantee for the shortfall will need to be re-instated. No amounts have been drawn against these letters of credit. The remaining guarantee of 15.0 million South African Rand is included as part of the value of the Company’s outstanding letters of credit under its Revolver as of December 31, 2015.

The Company has also agreed to provide a loan, of up to 20.0 million South African Rand, or $1.3 million based on exchange rates as of December 31, 2015, referred to as the Shareholder’s Loan, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Shareholder’s Loan, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Shareholder’s Loan expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. The lenders’ ability to draw on the Shareholder’s Loan is limited to certain circumstances, including termination of the contract.

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

In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a trust. The potential estimated exposure of these obligations is Canadian Dollar $1.5 million, or $1.1 million based on exchange rates as of December 31, 2015, commencing in 2017. The Company has a liability of $1.0 million and $2.0 million related to this exposure included in Other Non-Current Liabilities as of December 31, 2015 and 2014, respectively. To secure this guarantee, the Company purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset equal to the current fair value of those securities included in Other Non-Current Assets as of December 31, 2015 and 2014, respectively, on its consolidated balance sheets. The Company does not currently operate or manage this facility.

In connection with the creation of GEOAmey, the Company and its joint venture partner guarantee the availability of working capital in equal proportion to ensure that GEOAmey can comply with current and future contractual commitments related to the performance of its operations. The Company and the 50% joint venture partner have each extended a £12 million line of credit of which £8.5 million, or $12.6 million based on exchange rates as of December 31, 2015, was outstanding as of December 31, 2015. The Company’s maximum exposure relative to the joint venture is its note receivable of $12.6 million and future financial support necessary to guarantee performance under the contract.

Except as discussed above, the Company does not have any off balance sheet arrangements.

16.	Benefit Plans

The Company’s employees participate in an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code that covers substantially all U.S. based salaried employees. Employees may contribute a percentage of eligible compensation to the plan, subject to certain limits under the Internal Revenue Code. For the years ended December 31, 2015, 2014 and 2013, the Company provided matching contributions of $3.8 million, $3.2 million and $3.4 million, respectively.

The Company has two non-contributory defined benefit pension plans covering certain of the Company’s executives. Retirement benefits are based on years of service, employees’ average compensation for the last five years prior to retirement and social security benefits. Currently, the plans are not funded. The Company purchased and is the beneficiary of life insurance policies for certain participants enrolled in the plans. There were no significant transactions between the employer or related parties and the plans during 2015, 2014 or 2013.

As of December 31, 2015, the Company had a non-qualified deferred compensation agreement with its Chief Executive Officer (“CEO”). In August 2012, the CEO’s agreement was amended to eliminate the tax gross-up provision which was previously applicable to his lump sum retirement payment and in exchange for the elimination of the tax gross-up provision, the amount of the lump sum retirement payment which Mr. Zoley is entitled to receive has been proportionately increased so that he would receive substantially the same net benefit as he would have otherwise received had the tax gross-up remained in the plan. The current agreement provides for a lump sum payment upon retirement, no sooner than age 55. As of December 31, 2015, the CEO had reached age 55 and was eligible to receive the payment upon retirement. If the Company’s CEO had retired as of December 31, 2015, the Company would have had to pay him $7.4 million. The long-term portion of the pension liability related to the defined benefit plans and the deferred compensation agreement with the CEO as of December 31, 2015 and 2014 was $25.1 million and $24.9 million, respectively, and is included in Other Non-Current liabilities in the accompanying consolidated balance sheets.

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

	2015	2014
Accumulated Benefit Obligation, End of Year	$20,323	$19,280
Change in Projected Benefit Obligation
Projected Benefit Obligation, Beginning of Year	$25,826	$20,032
Service Cost	1,173	821
Interest Cost	1,082	935
Actuarial (Gain) Loss	(1,818)	4,324
Benefits Paid	(328)	(286)

Projected Benefit Obligation, End of Year	$25,935	$25,826

Change in Plan Assets
Plan Assets at Fair Value, Beginning of Year	$—	$—
Company Contributions	328	286
Benefits Paid	(328)	(286)

Plan Assets at Fair Value, End of Year	$—	$—

Unfunded Status of the Plan	$(25,935)	$(25,826)

Amounts Recognized in Accumulated Other Comprehensive Income
Net Loss	4,743	6,988

Total Pension Cost	$4,743	$6,988

	2015	2014
Components of Net Periodic Benefit Cost
Service Cost	$1,173	$821
Interest Cost	1,082	935
Amortization of:
Net Loss	427	127

Net Periodic Pension Cost	$2,682	$1,883

Weighted Average Assumptions for Expense
Discount Rate	4.75%	4.35%
Expected Return on Plan Assets	N/A	N/A
Rate of Compensation Increase	4.40%	4.34%

The amount included in accumulated other comprehensive income as of December 31, 2015 that has not yet been recognized as a component of net periodic benefit cost in fiscal year 2015 is $3 million. The amount included in other accumulated comprehensive income as of December 31, 2015 that is expected to be recognized as a component of net periodic benefit cost in fiscal year 2016 is $0.2 million.

The benefit payments reflected in the table below represent the Company’s obligations to employees that are eligible for retirement or have already retired and are receiving deferred compensation benefits:

Fiscal Year	Pension Benefits
(In thousands)
2016	$7,968
2017	645
2018	640
2019	768
2020	785
Thereafter	15,129

$25,935

The Company also maintains The GEO Group Inc. Deferred Compensation Plan (“Deferred Compensation Plan”), a non-qualified deferred compensation plan for employees who are ineligible to participate in its qualified 401(k) plan. Eligible employees may defer a fixed percentage of their salary and the Company matches employee contributions up to a certain amount based on the employee’s years of service. Payments will be made at retirement age of 65, at termination of employment or earlier depending on the employees’ elections. The Company established a rabbi trust; the purpose of which is to segregate the assets of the Deferred Compensation Plan from the Company’s cash balances. The funds in the rabbi trust are included in Restricted Cash and Investments in the accompanying Consolidated Balance Sheets. These funds are not available to the Company for any purpose other than to fund the Deferred Compensation Plan; however, these funds may be available to the Company’s creditors in the event the Company becomes insolvent. All employee and employer contributions relative to the Deferred Compensation Plan are made directly to the rabbi trust. The Company recognized expense related to its contributions of $0.1 million, $0.3 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013 respectively. The total liability for this plan at December 31, 2015 and 2014 was $13.8 million and $11.0 million, respectively and is included in Other Non-Current Liabilities in the accompanying Consolidated Balance Sheets. The current portion of the liability was $1.2 million and $0.9 million as of December 31, 2015 and 2014, respectively.

17.	Business Segments and Geographic Information

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the U.S. Corrections & Detention segment; the International Services segment; the GEO Care segment; and Facility Construction & Design segment. The Company has identified these four reportable segments to reflect the current view that the Company operates four distinct business lines, each of which constitutes a material part of its overall business. The U.S. Corrections & Detention segment primarily encompasses U.S.-based privatized corrections and detention business. The International Services segment primarily consists of privatized corrections and detention operations in South Africa, Australia and the United Kingdom. The Company’s community-based services, youth services and BI are operating segments aggregated under the GEO Care reporting segment. The GEO Care segment, which conducts its services in the United States, represents services provided to adult offenders and juveniles for non-residential treatment, educational and community based programs, pre-release and half-way house programs, compliance technologies, monitoring services and evidence-based supervision and treatment programs for community-based parolees, probationers, and pretrial defendants. The Facility Construction & Design segment primarily contracts with various state, local and federal agencies for the design and construction of facilities for which the Company has management contracts. Generally, the assets and revenues from the Facility Construction & Design segment are offset by a similar amount of liabilities and expenses. There was no activity in the Facility Construction & Design segment during 2013. Segment disclosures below (in thousands) reflect the results of continuing operations. All transactions between segments are eliminated.

Fiscal Year	2015	2014	2013
Revenues:
U.S. Corrections & Detention	$1,240,440	$1,108,397	$1,011,818
GEO Care	340,918	329,253	302,094
International Services	154,902	197,992	208,162
Facility Construction and Design[1]	107,047	55,978	—

Total revenues	$1,843,307	$1,691,620	$1,522,074

Capital Expenditures:
U.S. Corrections & Detention	$76,070	$74,044	$76,418
GEO Care	39,523	36,747	39,645
International Services	1,988	3,433	1,503

Total capital expenditures	$117,581	$114,224	$117,566

Depreciation and amortization:
U.S. Corrections & Detention	$70,486	$63,690	$62,112
GEO Care	33,582	29,766	29,989
International Services	2,688	2,715	2,563

Total depreciation and amortization	$106,756	$96,171	$94,664

Operating Income:
U.S. Corrections & Detention	$281,945	$263,027	$217,918
GEO Care	82,806	80,152	71,279
International Services[2]	7,666	6,130	13,348
Facility Construction & Design[1]	352	440	—

Operating income from segments	$372,769	$349,749	$302,545

General and Administrative Expenses	(137,040)	(115,018)	(117,061)

Total operating income	$235,729	$234,731	$185,484

[1]	The Company began the design and construction of a new prison located in Ravenhall, a locality near Melbourne, Australia in 2014. There were no capital expenditures or depreciation or amortization associated with this segment in 2015 or 2014. Refer to Note 8-Contract Receivable.
[2]	Operating income in the International Services segment decreased primarily due to bid costs incurred in the third quarter of 2014 at GEO’s subsidiary in the United Kingdom as well as the termination of the Harmondsworth facility contract in early 2014 at GEO’s subsidiary in the United Kingdom.

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes, equity in earnings of affiliates and discontinued operations, in each case, during the years ended December 31, 2015, 2014 and 2013, respectively.

Fiscal Year Ended	2015	2014	2013
	(In thousands)
Operating income from segments	$372,769	$349,749	$302,545
Unallocated amounts:
General and administrative expense	(137,040)	(115,018)	(117,061)
Net interest expense	(94,558)	(82,621)	(79,680)
Loss on early extinguishment of debt	—	—	(20,657)

Income before income taxes, equity in earnings of affiliates and discontinued operations	$141,171	$152,110	$85,147

	2015	2014
	(In thousands)
Segment assets:
U.S. Corrections & Detention	$2,417,651	$2,075,216
GEO Care	722,248	675,166
International Services	43,589	71,788
Facility Construction & Design	196,178	83,024

Total segment assets	$3,379,666	$2,905,194

Asset Reconciliation

The following is a reconciliation of the Company’s reportable segment assets to the Company’s total assets as of December 31, 2015 and 2014, respectively.

	2015	2014
	(In thousands)
Reportable segment assets	$3,379,666	$2,905,194
Cash	59,638	41,337
Deferred income tax assets	35,313	31,758
Restricted cash and investments, current and non-current	28,725	23,919

Total assets	$3,503,342	$3,002,208

Geographic Information

During each of the years ended December 31, 2015, 2014 and 2013, the Company’s international operations were conducted through (i) the Company’s wholly owned Australian subsidiary, The GEO Group Australia Pty. Ltd., through which the Company has management contracts for four correctional facilities, (ii) the Company’s wholly owned subsidiaries, GEO Ravenhall Finance Holdings Pty. Ltd. and GEO Ravenhall Holdings Pty. Ltd. which, together, have a design and construction contract for a new prison in Ravenhall, Australia, (iii) the Company’s consolidated joint venture in South Africa, SACM, through which the Company manages one correctional facility, and (iv) the Company’s wholly-owned subsidiary in the United Kingdom, The GEO Group UK Ltd., through which the Company manages the Dungavel House Immigration Removal Centre.

Fiscal Year	2015	2014	2013
	(In thousands)
Revenues:
U.S. operations	$1,581,811	$1,438,144	$1,314,425
Australia operations	237,731	210,577	158,028
South African operations	14,964	16,831	17,992
United Kingdom operations	8,801	26,068	31,629

Total revenues	$1,843,307	$1,691,620	$1,522,074

Property and Equipment, net:
U.S. operations	$1,910,378	$1,765,391	$1,721,761
Australia operations	5,871	5,923	4,828
South African operations	90	127	158
United Kingdom operations	47	725	1,051

Total Property and Equipment, net	$1,916,386	$1,772,166	$1,727,798

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

Fiscal Year	2015	2014	2013
	(In thousands)
Revenues:
Corrections & Detention	$1,395,342	$1,306,389	$1,219,980
GEO Care	340,918	329,253	302,094
Facility Construction and Design	107,047	55,978	—

Total revenues	$1,843,307	$1,691,620	$1,522,074

Equity in Earnings of Affiliates

Equity in earnings of affiliates for 2015, 2014 and 2013 includes the operating results of the Company’s joint ventures in SACS and GEOAmey. These joint ventures are accounted for under the equity method and the Company’s investments in SACS and GEOAmey are presented as a component of other non-current assets in the accompanying Consolidated Balance Sheets.

The Company has recorded $4.7 million, $5.1 million and $5.1 million in earnings, net of tax impact, for SACS operations during the years ended December 31, 2015, 2014 and 2013, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying Consolidated Statements of Operations. As of December 31, 2015 and 2014, the Company’s investment in SACS was $9.0 million and $8.0 million, respectively. The investment is included in other non-current assets in the accompanying Consolidated Balance Sheets. The Company received dividend distributions of $3.2 million and $4.3 million, in 2015 and 2014, respectively from this unconsolidated joint venture.

The Company has recorded $0.8 million, $0.7 million and $1.1 million in earnings, net of tax impact, for GEOAmey’s operations during the years ended December 31, 2015, 2014 and 2013, respectively, which are included in equity in earnings of affiliates, net of income tax provision, in the accompanying Consolidated Statements of Operations. As of December 31, 2015 and 2014, the Company’s investment in GEOAmey was $(1.2) million and $(2.2) million, respectively, and represents its share of cumulative reported losses. Losses in excess of the Company’s investment have been recognized as the Company has provided certain loans and guarantees to provide financial support to GEOAmey (Refer to Note 15-Debt and Note 1 — Summary of Business Organization, Operations and Significant Account Policies — Note Receivable from Joint Venture.

Business Concentration

Except for the major customer noted in the following table, no other single customer made up greater than 10% of the Company’s consolidated revenues for the following fiscal years:

Customer	2015	2014	2013
Various agencies of the U.S Federal Government:	45%	42%	45%

The concentrations above relate entirely to the Company’s U.S. Corrections & Detention segment.

Credit risk related to accounts receivable is reflective of the related revenues.

18.	Income Taxes

The United States and foreign components of income before income taxes, equity in earnings in affiliates, and discontinued operations are as follows:

	2015	2014	2013
	(In thousands)
Income before income taxes, equity in earnings in affiliates, and discontinued operations
United States	$130,752	$145,656	$71,667
Foreign	10,419	6,454	13,480

	141,171	152,110	85,147

Discontinued operations:
Loss from operation of discontinued business	—	—	(2,265)

Income before income taxes, equity in earnings in affiliates and discontinued operations	$141,171	$152,110	$82,882

The provision (benefit) for income taxes consists of the following components:

	2015	2014	2013
	(In thousands)
Continuing Operations:
Federal income taxes:
Current	$3,437	$12,393	$(26,841)
Deferred	(1,924)	(5,393)	(4,449)

	1,513	7,000	(31,290)

State income taxes:
Current	683	4,302	2,294
Deferred	684	(1,422)	(1,221)

	1,367	2,880	1,073

Foreign income taxes:
Current	5,643	7,753	4,445
Deferred	(1,134)	(3,540)	(278)

	4,509	4,213	4,167

Total U.S. and foreign provision (benefit) for income taxes	$7,389	$14,093	$(26,050)

A reconciliation of the statutory U.S. federal tax rate of 35.00% and the effective income tax rate is as follows:

	2015	2014	2013
	(In thousands)
Continuing operations:
Provisions using statutory federal income tax rate	$49,410	$53,239	$29,801
State income taxes (benefit), net of federal tax benefit	(322)	2,510	1,104
REIT Benefit	(42,536)	(44,538)	(34,454)
Impact of REIT election	—	—	(14,946)
Change in contingent tax liabilities	(395)	(576)	(5,701)
Change in valuation allowance	3,702	664	(802)
Other, net	(2,470)	2,794	(1,052)

Total provision (benefit) for income taxes	$7,389	$14,093	$(26,050)

The Company’s effective tax rate, beginning in 2013, differs from the U.S. statutory rate of 35.0% primarily due to a zero tax rate on earnings generated by the Company’s REIT operations. In 2013, the Company had a tax benefit related to the REIT conversion of $14.9 million which was primarily related to the revaluation of certain deferred tax assets and liabilities upon conversion to the effective tax rate of the REIT at a zero tax rate. In addition, the Company had a tax benefit in 2013 of $5.7 million primarily related to settlements of uncertain tax positions with the IRS for the tax years 2010 and 2011. State income taxes (benefit), net of federal tax benefits of $(0.3) million, $2.5 million and $1.0 million for 2015, 2014 and 2013, respectively, is presented exclusive of the related change in valuation allowance of state income tax deferred items. Net of the related change in valuation allowances the state income taxes, net of federal tax benefits is $0.9 million, $2.5 million and $1.1 million for 2015, 2014 and 2013, respectively.

The following table presents the breakdown between current and non-current net deferred tax assets as of December 31, 2015 and 2014:

	2015	2014
	(In thousands)
Deferred tax assets — current	$27,914	$25,884
Deferred tax liabilities — current(1)	(47)	(12)
Deferred tax assets — non current	7,399	5,873
Deferred tax liabilities — non current	(11,471)	(10,068)

Total net deferred tax assets	$23,795	$21,677

(1)	Deferred tax liabilities — current is included in Accrued Expenses and Other Current Liabilities in the accompanying consolidated balance sheet.

The significant components of the Company’s deferred tax assets and liabilities consisted of the following as of December 31, 2015 and 2014:

	2015	2014
	(In thousands)
Deferred tax assets:
Net operating losses	$24,992	$22,402
Accrued liabilities	26,524	23,720
Deferred compensation	12,362	11,531
Accrued compensation	5,920	5,554
Deferred revenue	5,692	5,861
Deferred rent	3,921	4,313
Tax credits	4,670	3,414
Equity awards	5,031	3,559
Valuation allowance	(17,069)	(13,368)

Total deferred tax assets	$72,043	$66,986

Deferred tax liabilities:
Intangible assets	$(44,067)	$(41,242)
Depreciation	(2,511)	(3,389)
Other	(1,670)	(678)

Total deferred tax liabilities	$(48,248)	$(45,309)

Total net deferred tax assets	$23,795	$21,677

Deferred income taxes should be reduced by a valuation allowance if it is not more likely than not that some portion or all of the deferred tax assets will be realized. On a periodic basis, management evaluates and determines the amount of the valuation allowance required and adjusts such valuation allowance accordingly. At year end 2015 and 2014, the Company has a valuation allowance of $17.1 million and $13.4 million, respectively related to deferred tax assets for foreign net operating losses, state net operating losses and state tax credits. The valuation allowance increased by $3.7 million during the fiscal year ended December 31, 2015.

The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2015, $9.0 million of accumulated undistributed earnings of non-U.S. subsidiaries were indefinitely invested. At the existing U.S. federal income and applicable foreign withholding tax rates, additional taxes (net of foreign tax credits) of $0.5 million, consisting solely of withholding taxes, would have to be provided if such earnings were remitted currently.

As of the fiscal year ended December 31, 2015, the Company had $8.0 million of Federal net operating loss carryforwards which begin to expire in 2023 and $145.9 million of combined net operating loss carryforwards in various states which began to expire in 2016. The Company has recorded a partial valuation allowance against the deferred tax assets related to the state operating losses.

Also as of the fiscal year ended December 31, 2015, the Company had $48 million of foreign operating losses which carry forward indefinitely and $2.9 million of state tax credits which begin to expire in 2019. The Company has recorded a partial valuation allowance against the deferred tax assets related to the foreign operating losses and state tax credits.

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. The exercise of non-qualified stock options and vesting of restricted stock awards which have been granted under the Company’s equity award plans give rise to compensation income which is includable in the taxable income of the applicable employees and deducted by the Company for federal and state income tax purposes. In the case of non-qualified stock options, the compensation income results from increases in the fair market value of the Company’s common stock subsequent to the date of grant. At fiscal year end 2015, the deferred tax asset net of a valuation allowance related to unexercised stock options and restricted stock grants for which the Company has recorded a book expense was $4.9 million.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014	2013
	(In thousands)
Balance at Beginning of Period	$2,076	$2,766	$18,499
Additions for tax positions of prior years	—	—	1,543
Reductions as a result of a lapse of applicable statutes of limitations	(505)	(690)	(1,298)
Settlements	—	—	(15,978)

Balance at End of Period	$1,571	$2,076	$2,766

All amounts in the reconciliation are reported on a gross basis and do not reflect a federal tax benefit on state income taxes. The Company has accrued $1.6 million of accrued uncertain tax benefits as of December 31, 2015 which is inclusive of the federal tax benefit on state income taxes. The Company believes that it is reasonable possible that a decrease may be necessary in the unrecognized tax benefits within twelve months of the reporting date of approximately $1.5 million, related to state tax exposures, due to lapse of statute of limitation. Settlements reported in the reconciliation for 2013 include amounts related to federal audit adjustments for the years 2010 and 2011 under the IRS CAP Program. The accrued uncertain tax balance at December 31, 2015 includes $1.7 million of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2011. The Company participated in the voluntary IRS real-time tax audit Compliance Assurance Process (“CAP”) for the 2011 and 2012 tax year. The 2009 and 2010 years were under audit as transition years as provided under the

IRS CAP program. The federal income tax audits for 2009 through 2012 were concluded in 2013. During the fourth quarter of 2015, the Company was notified by the IRS that its 2013 tax year will be under audit commencing in 2016.

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

During the years ended December 31, 2014 and 2013, the Company recognized $0.4 million and $0.7 million in interest and penalties, respectively. There were no interest and penalties recognized during the year ended December 31, 2015. The Company had accrued $0.1 million and $0.6 million for the payment of interest and penalties at December 31, 2015 and 2014, respectively. The Company classifies interest and penalties as interest expense and other expense, respectively.

19.	Commitments and Contingencies

Operating Leases

The Company leases facilities, office space, computers and transportation equipment under non-cancelable operating leases expiring between 2016 and 2096. The future minimum commitments under these leases are as follows:

Fiscal Year	Annual Rental
(In thousands)
2016	$38,517
2017	34,258
2018	25,957
2019	21,461
2020	7,339
Thereafter	26,948

$154,480

The Company leases its corporate offices, which are located in Boca Raton, Florida, under a lease agreement which was amended in November 2015. The current lease expires in March 2019 and has two 5-year renewal options, which if exercised will result in a maximum term ending in March 2029. In addition, the Company leases office space for its regional offices in Charlotte, North Carolina; San Antonio, Texas; and Los Angeles, California. The Company is also currently leasing office space in Pittsburgh, Pennsylvania, Philadelphia, Pennsylvania, Boulder, Colorado and Aurora, Colorado. The Company also leases office space in Sydney, Australia and in Sandton, South Africa through its overseas affiliates to support its Australian and South African operations, respectively. These rental commitments are included in the table above. Certain of these leases contain leasehold improvement incentives, rent holidays, and scheduled rent increases which are included in the Company’s rent expense recognized on a straight-line basis. During the year ended December 31, 2015, the Company recorded exit charges related to non-core operating leases of approximately $4.6 million.

Minimum rent expense associated with the Company’s leases having initial or remaining non-cancelable lease terms in excess of one year was $36.9 million, $34.8 million and $35.9 million for fiscal years 2015, 2014 and 2013, respectively.

Collective Bargaining Agreements

The Company had approximately 31% of its workforce covered by collective bargaining agreements at December 31, 2015. Collective bargaining agreements with 4% of employees are set to expire in less than one year.

Employment Agreements

On June 1, 2015, GEO and Mr. George C. Zoley, the Company’s Chief Executive Officer, entered into a Third Amendment to the Third Amended and Restated Executive Employment Agreement, effective as of June 1, 2015 (the “Amendment”). The Amendment modifies Mr. Zoley’s employment agreement by decreasing his annual base salary from $1.215 million to $1.0 million and increasing the maximum target annual performance award he may receive from 100% of his annual base salary to 150% of his annual base salary. Additionally, effective June 1, 2015, a grant of 25,000 shares of performance-based restricted stock was made to Mr. Zoley with the same performance metrics and vesting schedule as the shares of performance-based restricted stock granted to him on February 5, 2015.

On February 1, 2016, GEO entered into a Senior Officer Employment Agreement with Mr. J. David Donahue to serve as Senior Vice President, The GEO Group, Inc., President, GEO Corrections and Detention. The term of the agreement will be for an initial period of two years, and terminating two years thereafter. The term will be automatically extended by one day every day such that it has a continuous “rolling” two-year term until the age of 67 years , unless otherwise terminated pursuant to the agreement. The agreement calls for an annual base salary of $0.5 million.

Contract Awards and Terminations

On January 28, 2015, we announced that the Company signed a contract for the reactivation of its company-owned, 400-bed Mesa Verde Detention Facility in California. The facility will house immigration detainees under an intergovernmental service agreement between the City of McFarland and U.S. Immigration Customs and Enforcement (“ICE”).

On February 18, 2015, the Company announced the closing of its previously announced acquisition of the LCS Facilities totaling more than 6,500 beds from LCS. Refer to Note 2 — Business Combinations.

On April 27, 2015, the Company announced that its wholly-owned subsidiary, The GEO Group Australia Pty. Ltd (“GEO Australia”) signed a contract with the Department of Justice & Regulation in the State of Victoria, Australia for the continued management and operation of the Fulham Correctional Centre and the Fulham Nalu Challenge Community Unit (the “Centre”). The Centre has a contract capacity of 947 beds with a further increase in planned capacity under construction.

On April 28, 2015, the Company announced that it had begun to mobilize its company-owned, 1,748-bed North Lake Correctional Facility located in Baldwin, Michigan. The decision to mobilize North Lake Correctional Facility was made as a result of the current demand for out-of-state correctional bed space.

On May 20, 2015, the Company announced that it signed a contract with the Vermont Department of Corrections for the out-of-state housing of up to 675 inmates at its company-owned North Lake Correctional Facility in Baldwin, Michigan.

On May 21, 2015, the Company announced that it signed a contract with the Washington Department of Corrections for the out-of-state housing of up to 1,000 inmates at its company-owned North Lake Correctional Facility in Baldwin, Michigan.

On July 6, 2015, GEO announced the activation of three company-owned facilities totaling 4,320 beds in Oklahoma, Michigan, and California.

On October 1, 2015, GEO announced the signing of a new contract with ICE for the continued management of the company-owned, 1,575-bed Northwest Detention Center (the “Center”) in Tacoma, Washington. The contract for the continued management of the Center will have a term of nine years and six months inclusive of renewal options.

In September 2015, the GEO Care division was awarded a five-year contract for the provision of community-based case management services under a new pilot program by the Department of Homeland Security for families going through the immigration review process.

On October 28, 2015, GEO announced that it will assume management of the 3,400-bed Arizona State Prison-Kingman in Kingman, Arizona on December 1, 2015 under a managed-only contract with the Arizona Department of Corrections effective through February 2023. The facility currently houses approximately 1,700 inmates and is expected to ramp up through end of the first quarter of 2016.

Commitments

The Company is currently developing a number of projects using existing Company financing facilities. The Company’s management estimates that these existing capital projects will cost approximately $153.0 million, of which $53.0 million was spent through the end of 2015. The Company estimates the remaining capital requirements related to these capital projects to be approximately $100.0 million. Domestic projects included in these amounts are expected to be completed in 2016. Included in these commitments is a contractual commitment to provide a capital contribution towards the design and construction of a prison project in Ravenhall, a locality near Melbourne, Australia, in the amount of AUD 115 million, or $84.0 million, based on exchange rates at December 31, 2015. Refer to Note 8-Contract Receivable. This capital contribution is expected to be made in January 2017. Additionally, in connection with the prison project in Ravenhall, Australia, the Company has a contractual commitment for construction of the facility and has entered into a syndicated facility agreement with National Australia Bank Limited to provide funding for the project up to AUD 791 million, or $577.4 million, based on exchange rates at December 31, 2015.

In addition to these current estimated capital requirements, the Company is currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that the Company wins bids for these projects and decides to self-finance their construction, its capital requirements could materially increase.

Litigation, Claims and Assessments

The nature of the Company’s business exposes it to various types of third-party legal claims or litigation against the Company, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, product liability claims, intellectual property infringement claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, indemnification claims by its customers and other third parties, contractual claims and claims for personal injury or other damages resulting from contact with the Company’s facilities, programs, electronic monitoring products, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. The Company accrues for legal costs associated with loss contingencies when those costs are probable and reasonably estimable. The Company does not expect the outcome of any pending claims or legal proceedings to have a material adverse effect on its financial condition, results of operations or cash flows.

20.	Selected Quarterly Financial Data (Unaudited)

The Company’s selected quarterly financial data is as follows (in thousands, except per share data attributable to GEO):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Revenues	$427,369	$445,945	$469,866	$500,127
Operating income*	52,672	53,281	63,031	66,745
Net Income*	28,756	28,253	38,291	44,015
Net Income Attributable to The GEO Group, Inc.*	28,777	28,291	38,312	44,058
Basic earnings per share
Net income per share*	$0.39	$0.38	$0.52	$0.60
Diluted earnings per share
Net income per share*	$0.39	$0.38	$0.52	$0.59

2014
Revenues	$393,137	$412,843	$457,900	$427,740
Operating income *	48,570	60,889	63,318	61,954
Income from operations *	27,996	38,898	38,965	37,981
Net Income *	27,996	38,898	38,965	37,981
Net Income Attributable to The GEO Group, Inc. *	27,990	38,898	38,991	38,051
Basic earnings per share
Net income per share *	$0.39	$0.54	$0.54	$0.52
Diluted earnings per share
Net income per share *	$0.39	$0.54	$0.54	$0.52

*	First quarter operating income, net income and related income per share amounts are typically lower than the remaining quarters in the year due to the resetting of certain payroll tax limits which occurs in January of each year and results in higher payroll tax costs in the first quarter.

21.	Condensed Consolidating Financial Information

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

Refer to Note 15 — Debt for a description of the notes that are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

	For the Year Ended December 31, 2015
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$664,741	$1,462,540	$272,204	$(556,178)	$1,843,307
Operating expenses	546,100	1,143,679	230,181	(556,178)	1,363,782
Depreciation and amortization	24,711	77,582	4,463	—	106,756
General and administrative expenses	47,553	70,015	19,472	—	137,040

Operating income	46,377	171,264	18,088	—	235,729
Interest income	23,771	3,059	11,329	(26,581)	11,578
Interest expense	(61,293)	(57,431)	(13,993)	26,581	(106,136)

Income before income taxes and equity in earnings of affiliates	8,855	116,892	15,424	—	141,171
Provision for income taxes	1,083	1,797	4,509	—	7,389
Equity in earnings of affiliates, net of income tax provision	—	—	5,533	—	5,533

Income from operations before equity in income of consolidated subsidiaries	7,772	115,095	16,448	—	139,315
Income from consolidated subsidiaries, net of income tax provision	131,543	—	—	(131,543)	—

Net income	139,315	115,095	16,448	(131,543)	139,315
Loss attributable to noncontrolling interests	—	—	123	$—	123

Net income attributable to The GEO Group, Inc.	$139,315	$115,095	$16,571	$(131,543)	$139,438

Net income	$139,315	$115,095	$16,448	$(131,543)	$139,315
Other comprehensive income (loss), net of tax	—	1,276	(6,311)	—	(5,035)

Total comprehensive income	$139,315	$116,371	$10,137	$(131,543)	$134,280
Comprehensive loss attributable to noncontrolling interests	—	—	215	—	215

Comprehensive income attributable to The GEO Group, Inc.	$139,315	$116,371	$10,352	$(131,543)	$134,495

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31, 2014
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$558,764	$1,315,024	$264,216	$(446,384)	$1,691,620
Operating expenses	449,805	1,014,713	227,566	(446,384)	1,245,700
Depreciation and amortization	25,605	66,077	4,489	—	96,171
General and administrative expenses	36,437	61,351	17,230	—	115,018

Operating income	46,917	172,883	14,931	—	234,731
Interest income	22,327	3,103	4,416	(25,099)	4,747
Interest expense	(47,622)	(56,195)	(8,650)	25,099	(87,368)

Income before income taxes, equity in earnings of affiliates and discontinued operations	21,622	119,791	10,697	—	152,110
Provision for income taxes	729	9,152	4,212	—	14,093
Equity in earnings of affiliates, net of income tax provision	—	—	5,823	—	5,823

Income from continuing operations before equity in income of consolidated subsidiaries	20,893	110,639	12,308	—	143,840
Income from consolidated subsidiaries, net of income tax provision	122,947	—	—	(122,947)	—

Net income	143,840	110,639	12,308	(122,947)	143,840
Loss attributable to noncontrolling interests	$—	$—	$90	$—	$90

Net income attributable to The GEO Group, Inc.	$143,840	$110,639	$12,398	$(122,947)	$143,930

Net income	$143,840	$110,639	$12,308	$(122,947)	$143,840
Other comprehensive loss, net of tax	—	(2,522)	(20,560)	—	(23,082)

Total comprehensive income (loss)	$143,840	$108,117	$(8,252)	$(122,947)	$120,758
Comprehensive income attributable to noncontrolling interests	—	—	140	—	140

Comprehensive income (loss) attributable to The GEO Group, Inc.	$143,840	$108,117	$(8,112)	$(122,947)	$120,898

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	For the Year ended December 31, 2013
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$494,631	$1,218,835	$219,871	$(411,263)	$1,522,074
Operating expenses	410,270	950,605	175,253	(411,263)	1,124,865
Depreciation and amortization	24,355	65,524	4,785	—	94,664
General and administrative expenses	36,336	64,573	16,152	—	117,061

Operating income	23,670	138,133	23,681	—	185,484
Interest income	25,275	1,960	2,566	(26,477)	3,324
Interest expense	(41,121)	(59,518)	(8,842)	26,477	(83,004)
Loss on early extinguishment of debt	(2,601)	(18,056)	—	—	(20,657)

Income before income taxes, equity in earnings of affiliates and discontinued operations	5,223	62,519	17,405	—	85,147
Provision (benefit) for income taxes	(34,835)	4,454	4,331	—	(26,050)
Equity in earnings of affiliates, net of income tax provision	—	—	6,265	—	6,265

Income from continuing operations before equity in income of consolidated subsidiaries	40,058	58,065	19,339	—	117,462
Income from consolidated subsidiaries, net of income tax provision	77,404	—	—	(77,404)	—

Income from continuing operations	117,462	58,065	19,339	(77,404)	117,462
Net loss from discontinued operations	(2,265)	—	—	—	(2,265)

Net income	115,197	58,065	19,339	(77,404)	115,197
Income attributable to noncontrolling interests	$—	$—	$(62)	$—	$(62)

Net income attributable to The GEO Group, Inc.	$115,197	$58,065	$19,277	$(77,404)	$115,135

Net income	$115,197	$58,065	$19,339	$(77,404)	$115,197
Other comprehensive income (loss), net of tax	—	914	(8,113)	—	(7,199)

Total comprehensive income	$115,197	$58,979	$11,226	$(77,404)	$107,998
Comprehensive loss attributable to noncontrolling interests	—	—	38	—	38

Comprehensive income attributable to The GEO Group, Inc.	$115,197	$58,979	$11,264	$(77,404)	$108,036

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2015
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$37,077	$—	$22,561	$—	$59,638
Restricted cash and investments	—	—	8,489	—	8,489
Accounts receivable, less allowance for doubtful accounts	131,747	162,538	19,812	—	314,097
Current deferred income tax assets, net	—	23,120	4,794	—	27,914
Prepaid expenses and other current assets	1,190	17,917	10,310	(1,209)	28,208

Total current assets	170,014	203,575	65,966	(1,209)	438,346

Restricted Cash and Investments	138	16,386	3,712	—	20,236
Property and Equipment, Net	746,478	1,088,417	81,491	—	1,916,386
Direct Finance Lease Receivable	—	—	1,826	—	1,826
Contract Receivable	—	—	174,141	—	174,141
Intercompany Receivable	971,291	86,519	—	(1,057,810)	—
Non-Current Deferred Income Tax Assets	710	(102)	6,791	—	7,399
Goodwill	79	614,941	418	—	615,438
Intangible Assets, Net	—	223,426	722	—	224,148
Investment in Subsidiaries	1,106,546	453,636	—	(1,560,182)	—
Other Non-Current Assets	22,133	116,561	46,855	(80,127)	105,422

Total Assets	$3,017,389	$2,803,359	$381,922	$(2,699,328)	$3,503,342

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$9,731	$54,675	$13,117	$—	$77,523
Accrued payroll and related taxes	—	35,516	12,961	—	48,477
Accrued expenses and other current liabilities	43,043	78,510	15,139	(1,209)	135,483
Current portion of capital lease obligations, long-term debt and non-recourse debt	3,000	1,477	12,664	—	17,141

Total current liabilities	55,774	170,178	53,881	(1,209)	278,624

Non-Current Deferred Income Tax Liabilities		11,120	351	—	11,471
Intercompany Payable	76,427	967,048	14,335	(1,057,810)	—
Other Non-Current Liabilities	2,894	143,887	21,040	(80,127)	87,694
Capital Lease Obligations	—	8,693	—	—	8,693
Long-Term Debt	1,875,556	—	—	—	1,875,556
Non-Recourse Debt	—	—	234,467	—	234,467
Commitments & Contingencies
Shareholders’ Equity:
Total shareholders’ equity attributable to The GEO Group, Inc.	1,006,738	1,502,433	57,749	(1,560,182)	1,006,738
Noncontrolling Interests	—	—	99	—	99

Total Shareholders’ Equity	1,006,738	1,502,433	57,848	(1,560,182)	1,006,837

Total Liabilities and Shareholders’ Equity	$3,017,389	$2,803,359	$381,922	$(2,699,328)	$3,503,342

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2014
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$18,492	$782	$22,063	$—	$41,337
Restricted cash and investments	—	—	4,341	—	4,341
Accounts receivable, less allowance for doubtful accounts	92,456	159,505	17,077	—	269,038
Current deferred income tax assets, net	—	21,657	4,227	—	25,884
Prepaid expenses and other current assets	7,022	19,593	11,345	(1,154)	36,806

Total current assets	117,970	201,537	59,053	(1,154)	377,406

Restricted Cash and Investments	228	13,729	5,621	—	19,578
Property and Equipment, Net	726,238	961,896	84,032	—	1,772,166
Contract Receivable	—	—	66,229	—	66,229
Direct Finance Lease Receivable	—	—	9,256	—	9,256
Intercompany Receivable	962,314	119,414	—	(1,081,728)	—
Non-Current Deferred Income Tax Assets	—	—	5,873	—	5,873
Goodwill	34	493,389	467	—	493,890
Intangible Assets, Net	—	154,237	1,038	—	155,275
Investment in Subsidiaries	855,870	438,243	—	(1,294,113)	—
Other Non-Current Assets	25,635	110,105	46,838	(80,043)	102,535

Total Assets	$2,688,289	$2,492,550	$278,407	$(2,457,038)	$3,002,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$7,549	$47,130	$3,476	$—	$58,155
Accrued payroll and related taxes	—	24,184	14,372	—	38,556
Accrued expenses and other current liabilities	47,637	75,574	18,555	(1,154)	140,612
Current portion of capital lease obligations, long-term debt and non-recourse debt	3,001	1,170	12,581	—	16,752

Total current liabilities	58,187	148,058	48,984	(1,154)	254,075

Non-Current Deferred Income Tax Liabilities	(4,095)	14,170	(7)	—	10,068
Intercompany Payable	121,327	942,071	18,330	(1,081,728)	—
Other Non-Current Liabilities	4,372	143,584	19,507	(80,034)	87,429
Capital Lease Obligations	—	9,856	—	—	9,856
Long-Term Debt	1,462,819	—	—	—	1,462,819
Non-Recourse Debt	—	—	131,968	—	131,968
Commitments & Contingencies
Shareholders’ Equity:
Total shareholders’ equity attributable to The GEO Group, Inc.	1,045,679	1,234,811	59,311	(1,294,122)	1,045,679
Noncontrolling Interests	—	—	314	—	314

Total Shareholders’ Equity	1,045,679	1,234,811	59,625	(1,294,122)	1,045,993

Total Liabilities and Shareholders’ Equity	$2,688,289	$2,492,550	$278,407	$(2,457,038)	$3,002,208

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2015
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:

Net cash provided by (used in) operating activities	$153,861	$84,795	$(96,499)	$142,157

Cash Flow from Investing Activities:
Acquisition of LCS, cash consideration	(307,404)	—	—	(307,404)
Acquisition of Soberlink, cash consideration	—	(24,402)	—	(24,402)
Proceeds from sale of property and equipment	—	42	—	42
Insurance proceeds — damaged property	—	1,270	—	1,270
Change in restricted cash and investments	90	(2,658)	(2,237)	(4,805)
Capital expenditures	(55,629)	(59,829)	(2,123)	(117,581)

Net cash used in investing activities	(362,943)	(85,577)	(4,360)	(452,880)

Cash Flow from Financing Activities:
Payments on long-term debt	(311,985)	—	—	(311,985)
Proceeds from long-term debt	724,798	—	—	724,798
Payments on non-recourse debt	—	—	(11,908)	(11,908)
Proceeds from non-recourse debt	—	—	123,560	123,560
Taxes paid related to net share settlements of equity awards	(2,786)	—	—	(2,786)
Tax benefit related to equity compensation	1,409	—	—	1,409
Debt issuance costs	—	—	(7,069)	(7,069)
Proceeds from stock options exercised	2,774	—	—	2,774
Cash dividends paid	(186,984)	—	—	(186,984)
Proceeds from reissuance of treasury stock in connection with ESPP	441	—	—	441

Net cash provided by financing activities	227,667	—	104,583	332,250

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(3,226)	(3,226)

Net Increase (Decrease) in Cash and Cash Equivalents	18,585	(782)	498	18,301
Cash and Cash Equivalents, beginning of period	18,492	782	22,063	41,337

Cash and Cash Equivalents, end of period	$37,077	$—	$22,561	$59,638

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2014
	The GEO Group Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
	(Dollars in thousands)
Cash Flow from Operating Activities:
Net cash provided by (used in) operating activities	$185,721	$63,154	$(46,334)	$202,541

Cash Flow from Investing Activities:
Acquisition of Protocol, cash consideration	—	(13,025)	—	(13,025)
Proceeds from sale of property and equipment	—	746	(47)	699
Change in restricted cash and investments	61	2,571	2,748	5,380
Capital expenditures	(58,188)	(52,550)	(3,486)	(114,224)

Net cash used in investing activities	(58,127)	(62,258)	(785)	(121,170)

Cash Flow from Financing Activities:
Proceeds from long-term debt	654,000	—	—	654,000
Payments on long-term debt	(677,000)	(1,099)	—	(678,099)
Payments on non-recourse debt	—	—	(18,627)	(18,627)
Proceeds from non-recourse debt	—	—	87,896	87,896
Income tax benefit of equity compensation	2,035	—	—	2,035
Taxes paid related to net share settlements of equity awards	(1,844)	—	—	(1,844)
Debt issuance costs	(9,182)	—	(17,238)	(26,420)
Proceeds from stock options exercised	7,281	—	—	7,281
Cash dividends paid	(170,234)	—	—	(170,234)
Issuance of common stock under prospectus supplement	54,725	—	—	54,725
Proceeds from reissuance of treasury stock in connection with ESPP	387	—	—	387

Net cash used in financing activities	(139,832)	(1,099)	52,031	(88,900)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(3,259)	(3,259)

Net Increase (Decrease) in Cash and Cash Equivalents	(12,238)	(203)	1,653	(10,788)
Cash and Cash Equivalents, beginning of period	30,730	985	20,410	52,125

Cash and Cash Equivalents, end of period	$18,492	$782	$22,063	$41,337

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended December 31, 2013
	The GEO Group Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
	(Dollars in thousands)
Cash Flow from Operating Activities:
Net cash provided by operating activities	142,923	34,067	15,199	192,189

Cash Flow from Investing Activities:
Net working capital adjustment from RTS divestiture	(996)	—	—	(996)
Proceeds from sale of property and equipment	—	205	—	205
Proceeds from sale of assets held for sale	—	1,969	—	1,969
Change in restricted cash and investments	(167)	(3,205)	20,784	17,412
Capital expenditures	(79,150)	(36,815)	(1,601)	(117,566)

Net cash (used in) provided by investing activities	(80,313)	(37,846)	19,183	(98,976)

Cash Flow from Financing Activities:
Proceeds from long-term debt	1,238,000	—	—	1,238,000
Tax benefit related to equity compensation	2,197	—	—	2,197
Debt issuance fees	(13,421)	—	—	(13,421)
Debt issuance costs — deferred	(23,834)	—	—	(23,834)
Payments on long-term debt	(1,098,174)	(1,127)	(35,243)	(1,134,544)
Proceeds from stock options exercised	5,425	—	—	5,425
Dividends paid	(147,156)	—	—	(147,156)
Proceeds from reissuance of treasury stock in connection with ESPP	319	—	—	319
Termination of interest rate swap agreement	—	3,974	—	3,974

Net cash provided by (used in) financing activities	(36,644)	2,847	(35,243)	(69,040)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(3,803)	(3,803)

Net Increase (Decrease) in Cash and Cash Equivalents	25,966	(932)	(4,664)	20,370
Cash and Cash Equivalents, beginning of period	4,764	1,917	25,074	31,755

Cash and Cash Equivalents, end of period	$30,730	$985	$20,410	$52,125

22.	Subsequent Events

Options and Restricted Stock Awards

On February 11, 2016, the Compensation Committee of the Board of Directors resolved to grant approximately 290,500 options and 376,500 shares of restricted stock to certain employees of the Company effective March 10, 2016. Of the total shares of restricted stock granted, approximately 115,000 are performance-based awards which vest subject to the achievement of certain total shareholder return and return on capital employed metrics over a three year period.

Dividend

On February 3, 2016, the Board of Directors declared a quarterly cash dividend of $0.65 per share of common stock, which is to be paid on February 26, 2016 to shareholders of record as of the close of business on February 16, 2016.

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

Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

See “Item 8. — Financial Statements and Supplementary Data — Management’s Annual Report on Internal Control over Financial Reporting” for management’s report on the effectiveness of our internal control over financial reporting as of December 31, 2015.

(b) Attestation Report of the Registered Public Accounting Firm

See “Item 8. — Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm” for the report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting as of December 31, 2015.

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

We have adopted a code of business conduct and ethics applicable to all of our directors, officers, employees, agents and representatives, including our consultants. The code strives to deter wrongdoing and promote honest and ethical conduct, the avoidance of conflicts of interest, full, fair, accurate, timely and transparent disclosure, compliance with the applicable government and self-regulatory organization laws, rules and regulations, prompt internal reporting of violations of the code, and accountability for compliance with the code. In addition, we have adopted a code of ethics for the CEO, our senior financial officers and all other employees. The codes can be found on our website at http://www.geogroup.com by clicking on the link “About Us” on our homepage and then clicking on the link “Corporate Governance.” In addition, the codes are available in print to any shareholder who request them by contacting our Vice President of Corporate Relations at 561-999-7306. In the event that we amend or waive any of the provisions of the code of business conduct and ethics and the code of ethics for the CEO, our senior financial officers and employees that relate to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on our Investor Relations website. The other information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2016 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the year covered by this report.

ITEM 11.	Executive Compensation

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2016 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2015 under our 2014 Stock Incentive Plan. Our shareholders have approved all of these plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	748,916	$29.98	2,564,654
Equity compensation plans not approved by security holders	—	—	—
Total	748,916	$29.98	2,564,654

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2016 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2016 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements.

The consolidated financial statements of GEO are filed under Item 8 of Part II of this report.

(2) Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts — Page 166

Schedule III — Real Estate and Accumulated Depreciation — Page 167

All other schedules specified in the accounting regulations of the Securities and Exchange Commission have been omitted because they are either inapplicable or not required.

(3) Exhibits Required by Item 601 of Regulation S-K. The following exhibits are filed as part of this Annual Report:

Exhibit Number		Description

1.1	—	Form of Equity Distribution Agreement, dated May 8, 2013, by and among The GEO Group, Inc. and each of SunTrust Robinson Humphrey, Inc., Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and Avondale Partners, LLC. (incorporated by reference to Exhibit 1.1 to the Company’s report on Form 8-K, filed on May 8, 2013).

1.2	—	Form of Equity Distribution Agreement, dated November 10, 2014, by and among The GEO Group, Inc. and each of SunTrust Robinson Humphrey, Inc., Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Avondale Partners, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc. and MLV & Co. LLC. (incorporated by reference to Exhibit 1.1 to the Company’s report on Form 8-K, filed on November 10, 2014).

2.1		Asset Purchase Agreement, dated as of January 25, 2015, entered into among The GEO Group, Inc. (“GEO”), Correctional Properties, LLC, a Delaware limited liability company and subsidiary of GEO (“Correctional Properties,” and collectively with GEO, the “Purchaser”), LCS Corrections Services, Inc. (“LCS Corrections Services”), LCS-Hidalgo, LLC (“LCS-Hidalgo”), LCS-Caldwell, LLC (“LCS-Caldwell”), LCS-Basile, LLC (“LCS-Basile”), LCS-Pine Prairie, LLC (“LCS-Pine”), LCS-Brooks, LLC (“LCS-Brooks”), LCS-Nueces, LLC (“LCS- Nueces”), LCS-Tensas, LLC (“LCS-Tensas”), Perry Detention Services, LLC (“Perry” and collectively with LCS Corrections Services, LCS-Hidalgo, LCS- Caldwell, LCS-Basile, LCS Pine, LCS-Brooks, LCS-Nueces and LCS-Tensas, the “Companies”), and the equity holders of the Companies named in the Agreement (the “Company Equityholders,” and collectively with the “Companies,” the “Sellers”) (incorporated by reference to Exhibit 2.1 to the Company’s report on Form 10-Q, filed on May 7, 2015).**, ***

3.1	—	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s report on Form 8-K, filed on June 30, 2014).

3.2	—	Articles of Merger, effective as of June 27, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 8-K, filed on June 30, 2014).

3.3	—	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s report on Form 8-K, filed on June 30, 2014).

3.4	—	Amendment to the Amended and Restated Bylaws of The GEO Group, Inc., effective July 2, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s report on Form 8-K, filed on July 9, 2014).

4.1	—	Indenture, dated as of February 10, 2011, by and among the Company, the Guarantors party thereto, and Wells Fargo Bank, National Association as Trustee relating to the 6 5/8% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on February 16, 2011).

4.2	—	Form of 6 5/8% Senior Note due 2021 (included in Exhibit 4.1).

4.3	—	Indenture, dated as of March 19, 2013, by and among the Company, the Guarantors party thereto, and Wells Fargo Bank, National Association as Trustee relating to the 5.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on March 25, 2013).

4.4	—	Form of 5.125% Senior Note due 2023 (included in Exhibit 4.3).

4.5	—	Indenture, dated as of October 3, 2013, by and among the Company, the Guarantors party thereto, and Wells Fargo Bank, National Association as Trustee relating to the 5 7/8% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on October 9, 2013).

4.6		Form of 5 7/8% Senior Note due 2022 (included in Exhibit 4.5).

4.7		Supplemental Indenture dated as of June 27, 2014, to Indenture dated as of February 10, 2011, with respect to the Predecessor Registrant’s 6.625% Senior Notes, between the Company and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s report on Form 8-K, filed on June 30, 2014).

4.8		Supplemental Indenture dated as of June 27, 2014, to Indenture dated as of March 19, 2013, with respect to the Predecessor Registrant’s 5.125% Senior Notes, between the Company and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s report on Form 8-K, filed on June 30, 2014).

4.9		Supplemental Indenture dated as of June 27, 2014, to Indenture dated as of October 3, 2013, with respect to the Predecessor Registrant’s 5 7/8% Senior Notes, between the Company and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.5 to the Company’s report on Form 8-K, filed on June 30, 2014).

4.10		Indenture, dated as of September 25, 2014, by and between GEO and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on October 1, 2014).

4.11		First Supplemental Indenture, dated as of September 25, 2014, by and among GEO, certain subsidiary guarantors and Wells Fargo Bank, National Association, as Trustee relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Company’s report on Form 8-K, filed on October 1, 2014).

4.12		Form of 5.875% Senior Note due 2024 (included in Exhibit 4.11).

10.1	—	1994 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†

10.2	—	Form of Indemnification Agreement between the Company and its Officers and Directors (incorporated herein by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†

10.3	—	1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s report on Form 10-K, filed on March 30, 2000)†

10.4	—	Senior Officer Employment Agreement, dated March 23, 2005, by and between the Company and John M. Hurley (incorporated herein by reference to Exhibit 10.24 to the Company’s report on Form 10-K, filed on March 23, 2005)†

10.5	—	Office Lease, dated September 12, 2002, by and between the Company and Canpro Investments Ltd. (incorporated herein by reference to Exhibit 10.22 to the Company’s report on Form 10-K, filed on March 20, 2003)

10.6	—	The GEO Group, Inc. Senior Management Performance Award Plan, as Amended and Restated on April 29, 2015, (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on May 4, 2015).†

10.7	—	Amended and Restated Senior Officer Employment Agreement, effective December 31, 2008, by and between The GEO Group, Inc. and John J. Bulfin (incorporated by reference to Exhibit 10.4 to the Company’s report on Form 8-K January 7, 2009)†

10.8	—	Amended and Restated The GEO Group, Inc. Senior Officer Retirement Plan, effective December 31, 2008 (incorporated by reference to Exhibit 10.8 to the Company’s report on Form 8-K January 7, 2009)†

10.9	—	Senior Officer Employment Agreement, dated August 3, 2009, by and between the Company and Brian Evans (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q, filed on August 3, 2009)†

10.10	—	Amended and Restated The GEO Group, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.45 to the Company’s Registration Statement on Form S-8, filed on September 3, 2010(File No. 333-169198))†

10.11	—	Amendment No. 1 to the Amended and Restated The GEO Group, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s report on Form 10-K, filed on March 2, 2011)†

10.12	—	Cornell Companies, Inc. Amended and Restated 2006 Incentive Plan (incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement on Form S-8 (File No. 333-169199), filed on September 3, 2010)†

10.13	—	First Amendment to Senior Officer Employment Agreement, effective March 1, 2011, by and between the Company and Brian R. Evans (incorporated by reference to Exhibit 10.28 to the Company’s report on Form 10-K, filed on March 2, 2011)†

10.14	—	First Amendment to Senior Officer Employment Agreement, effective March 1, 2011, by and between the Company and John M. Hurley (incorporated by reference to Exhibit 10.29 to the Company’s report on Form 10-K, filed on March 2, 2011)†

10.15	—	First Amendment to Amended and Restated Senior Officer Employment Agreement, effective March 1, 2011, by and between the Company and John J. Bulfin (incorporated by reference to Exhibit 10.30 to the Company’s report on Form 10-K, filed on March 2, 2011)†

10.16	—	Amended and Restated The GEO Group, Inc. Executive Retirement Plan (effective January 1, 2008) (incorporated by reference to Exhibit 10.36 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.17	—	Amendment to The GEO Group, Inc. Executive Retirement Plan (incorporated by reference to Exhibit 10.37 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.18	—	The GEO Group, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2008)(incorporated by reference to Exhibit 10.38 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.19	—	Amendment to The GEO Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.39 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.20	—	Amendment to The GEO Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.40 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.21	—	The GEO Group, Inc. 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-8, filed on May 4, 2012 (File No. 333-181175))†

10.22	—	Third Amended and Restated Executive Employment Agreement, dated August 22, 2012, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.42 to the Company’s report on Form 8-K, filed on August 28, 2012)†

10.23	—	Amended and Restated Executive Retirement Agreement, dated August 22, 2012, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.43 to the Company’s report on Form 8-K, filed on August 28, 2012)†

10.24	—	Amended and Restated Credit Agreement, dated as of April 3, 2013, by and among The GEO Group, Inc. and GEO Corrections Holdings, Inc., as Borrowers, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on April 9, 2013. Portions of this exhibit were omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)

10.25	—	First Amendment to Third Amended and Restated Executive Employment Agreement, dated April 29, 2013, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on April 30, 2013)†.

10.26	—	Second Amendment to Third Amended and Restated Executive Employment Agreement, dated May 29, 2013, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on June 4, 2013)†.

10.27	—	The GEO Group, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on May 5, 2014).†

10.28	—	Confirmation and Reaffirmation Agreement, dated as of June 27, 2014, among the Company, the Predecessor Registrant, GEO Corrections Holdings, Inc., certain of the Predecessor Registrant’s domestic subsidiaries, as guarantors, and BNP Paribas, relating to the Amended and Restated Credit Agreement, dated as of April 3, 2013, as amended, among The GEO Group, Inc. and GEO Corrections Holdings, Inc., as Borrowers, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on June 30, 2014).

10.29	—	Second Amended and Restated Credit Agreement, dated as of August 27, 2014, by and among The GEO Group, Inc. and GEO Corrections Holdings, Inc., as Borrowers, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on September 3, 2014).***

10.30	—	Third Amendment to the Third Amended and Restated Executive Employment Agreement, entered into and effective as of June 1, 2015, by and between The GEO Group, Inc. and George C. Zoley, (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q, filed on August 7, 2015)†

21.1	—	Subsidiaries of the Company*

23.1	—	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm*

31.1	—	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	—	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase

101.LAB	—	XBRL Taxonomy Extension Label Linkbase

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Certain exhibits and schedules to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally to the SEC, upon request, a copy of the omitted exhibits and schedules.
***	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
†	Management contract or compensatory plan, contract or agreement as defined in Item 402 (a)(3) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GEO GROUP, INC.

/s/ BRIAN R. EVANS
Brian R. Evans
Senior Vice President & Chief Financial Officer

Date: February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George C. Zoley George C. Zoley	Chairman of the Board & Chief Executive Officer (principal executive officer)	February 25, 2016

/s/ Brian R. Evans Brian R. Evans	Senior Vice President & Chief Financial Officer (principal financial officer)	February 25, 2016

/s/ Ronald A. Brack Ronald A. Brack	Vice President, Chief Accounting Officer and Controller (principal accounting officer)	February 25, 2016

/s/ Clarence E. Anthony Clarence E. Anthony	Director	February 25, 2016

/s/ Julie M. Wood Julie M. Wood	Director	February 25, 2016

/s/ Ann N. Foreman Anne N. Foreman	Director	February 25, 2016

/s/ Richard H. Glanton Richard H. Glanton	Director	February 25, 2016

/s/ Christopher C. Wheeler Christopher C. Wheeler	Director	February 25, 2016

THE GEO GROUP, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2015, 2014 and 2013

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions, Actual Charge-Offs	Balance at End of Period
	(In thousands)
YEAR ENDED DECEMBER 31, 2015:
Allowance for doubtful accounts	$3,315	$764	$—	$(991)	$3,088
YEAR ENDED DECEMBER 31, 2014:
Allowance for doubtful accounts	$2,549	$985	$—	$(219)	$3,315
YEAR ENDED DECEMBER 31, 2013:
Allowance for doubtful accounts	$2,546	$1,136	$—	$(1,133)	$2,549

THE GEO GROUP, INC.

SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2015

(dollars in thousands)

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Corrections and Detention — Owned and Leased

Broward Transition Center	Detention Facility	Deerfield Beach, FL	$4,085	$15,441	$18,043	$4,094	$33,475	—	—	$37,569	$5,658	1998, 2004, 2010/2011, 2013/2014	$31,911

D. Ray James Correctional Facility	Correctional Facility	Folkston, GA	$1,229	$55,961	$13,336	$1,674	$68,609	243	—	$70,526	$8,506	1998/1999, 2008/2009, 2011/2012	$62,020

D. Ray James Detention Facility	Detention Facility	Folkston, GA	$291	$30,399	$4,098	$291	$34,497	—	—	$34,788	$3,599	2005, 2008, 2013	$31,189

LaSalle Detention Facility	Detention Facility	Jena, LA	$856	$51,623	$4,272	$706	$55,109	514	422	$56,751	$10,792	1998, 2008, 2010/2011	$45,959

Alexandria Transfer Center(3)	Detention Facility	Alexandria, LA	$—	$17,283	$22	$—	$17,305	—	—	$17,305	$449	2014	$—

Moshannon Valley Correctional Center	Correctional Facility	Philipsburg, PA	$1,107	$65,160	$7,810	$1,575	$72,405	87	10	$74,077	$8,698	2005/2006, 2013	$65,379

North Lake Correctional Facility	Correctional Facility	Baldwin, MI	$66	$36,727	$50,859	$66	$87,583	—	3	$87,652	$8,131	1998/1999, 2002, 2011	$79,521

Queens Detention Facility	Detention Facility	Jamaica, NY	$2,237	$19,847	$455	$2,237	$20,302	—	—	$22,539	$7,802	1971, 1996/1997, 2004	$—

Riverbend Correctional Facility(3)	Correctional Facility	Milledgeville, GA	$—	$72,932	$190	$25	$73,097	—	—	$73,122	$8,066	2011	$65,056

Rivers Correctional Institution	Correctional Facility	Winton, NC	$875	$60,328	$2,494	$1,229	$62,170	149	149	$63,697	$18,613	2000/2001	$45,084

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Robert A. Deyton Detention Facility	Detention Facility	Lovejoy, GA	$—	$8,163	$10,123	$15	$18,267	—	4	$18,286	$6,913	1984-1986, 2008/2009	$—

Big Spring Correctional Center(3)	Correctional Facility	Big Spring, TX	$530	$83,160	$12,904	$2,209	$94,319	—	66	$96,594	$17,189	1940, 1960, 1982, 1991, 1994, 1996, 2001, 2009, 2010, 2011, 2012	$—

Great Plains Correctional Facility	Correctional Facility	Hinton, OK	$463	$76,580	$12,021	$1,112	$87,952	—	—	$89,064	$10,161	1990-1992, 1995, 2008, 2011, 2013, 2015	$78,903

Joe Corley Detention Facility	Detention Facility	Conroe, TX	$470	$64,813	$892	$598	$65,558	—	19	$66,175	$4,435	2008	$61,740

Karnes Correctional Center	Correctional Facility	Karnes City, TX	$937	$24,825	$1,631	$912	$26,305	176	—	$27,393	$5,986	1995	$21,407

Karnes County Residential Center	Detention Facility	Karnes City, TX	$—	$29,052	$29,164	$47	$58,169	—	—	$58,216	$2,728	2011/2012, 2014, 2015	$55,488

Lawton Correctional Facility	Correctional Facility	Lawton, OK	$1,012	$96,637	$10,010	$1,041	$106,618	—	—	$107,659	$19,457	1998/1999, 2005/2006, 2015	$88,202

Rio Grande Detention Center	Detention Facility	Laredo, TX	$8,365	$81,178	$1,087	$6,266	$82,265	2,099	—	$90,630	$12,419	2007, 2008	$78,211

South Texas Detention Complex	Detention Facility	Pearsall, TX	$437	$31,405	$4,790	$437	$36,195	—	—	$36,632	$8,159	2004/2005, 2012	$—

Val Verde Correctional Facility	Correctional Facility	Del Rio, TX	$21	$56,009	$713	$16	$56,722	5	—	$56,743	$13,031	2000/2001, 2005, 2007	$43,712

Adelanto Detention Facility	Detention Facility	Adelanto, CA	$8,005	$113,255	$41,460	$8,753	$153,967	—	—	$162,720	$9,988	1990/1991, 2011, 2012, 2015	$152,732

Aurora/ICE P rocessing Center	Detention Facility	Aurora, CO	$4,590	$15,200	$71,964	$4,271	$86,173	1,310	—	$91,754	$12,006	1987, 1993, 1998, 2009, 2010, 2011	$79,748

Central Valley MCCF	Correctional Facility	Mc Farland, CA	$1,055	$28,133	$2,675	$905	$30,747	211	—	$31,863	$6,608	1997, 2009/2010	$25,255

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties
Desert View MCCF	Correctional Facility	Adelanto, CA	$1,245	$27,943	$4,348	$1,245	$32,281	—	10	$33,536	$7,239	1997, 2010, 2013	$26,297

Golden State MCCF	Correctional Facility	Mc Farland, CA	$1,264	$27,924	$2,342	$1,072	$30,205	253	—	$31,530	$6,466	1997, 2010	$25,064

Guadalupe County Correctional Facility	Correctional Facility	Santa Rosa, NM	$181	$29,732	$721	$27	$30,453	154	—	$30,634	$10,025	1998/1999, 2008	$20,609

Hudson Correctional Facility	Correctional Facility	Hudson, CO	$11,140	$—	$4,595	$7,372	$4,443	3,920	—	$15,735	$3,346	2009, 2011	$—

Lea County Correctional Facility(3)	Correctional Facility	Hobbs, NM	$347	$67,933	$1,224	$—	$69,157	347	—	$69,504	$14,717	1997/1998	$54,787

McFarland CCF	Correctional Facility	Mc Farland, CA	$914	$9,019	$9,063	$2,036	$16,661	183	116	$18,996	$3,197	1988, 2011, 2014	$—

Mesa Verde CCF	Correctional Facility	Bakersfield, CA	$2,237	$13,714	$11,981	$2,237	$25,695	—	—	$27,932	$2,928	1989, 2011, 2015	$—

Northwest Detention Center	Detention Facility	Tacoma, WA	$3,916	$39,000	$49,289	$4,394	$85,741	2,004	66	$92,205	$15,418	2003/2004, 2009, 2010, 2012	$—

Western Region Detention Facility	Detention Facility	San Diego, CA	$—	$28,071	$995	$—	$29,066	—	—	$29,066	$28,953	1959-1961, 2000	$—

Delaney Hall	Detention Facility	Newark, NJ	$3,759	$22,502	$12,970	$3,759	$35,472	—	—	$39,231	$7,610	1999/2000, 2008	$31,621

Brooks County Detention Center	Detention Facility	Falfurrias, TX	$410	$18,940	$409	$410	$19,349	—	—	$19,759	$395	2001, 2011	$—

Caldwell Parish Detention Center	Detention Facility	Grayson, LA	$38	$1,090	$—	$38	$1,090	—	—	$1,128	$69	1995	$—

East Hidalgo Detention Center	Detention Facility	LaVilla, TX	$460	$28,010	$418	$460	$28,012	—	416	$28,888	$537	2001, 2002, 2004, 2005, 2007, 2011	$—

Perry County Correctional Center	Correctional Facility	Uniontown, AL	$400	$12,880	$—	$400	$12,880	—	—	$13,280	$279	2006	$—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Pine Prairie Correctional Center	Correctional Facility	Pine Prairie, LA	$260	$11,910	$1,271	$344	$12,051	—	1,046	$13,441	$263	1999, 2008	$—

South Louisiana Correctional Center	Correctional Facility	Basile, LA	$290	$13,040	$65	$290	$13,105	—	—	$13,395	$338	1993, 1994, 1996, 1998-1999, 2000- 2001, 2010-2011	$—

J. B. Evans Correctional Center	Correctional Facility	Newellton, LA	$30	$720	$—	$30	$720	—	—	$750	$44	1994, 1996	$—

Coastal Bend Detention Center	Detention Facility	Robstown, TX	$1,330	$26,820	$482	$1,349	$26,844	—	439	$28,632	$579	2008, 2009	$—

Corrections & Detention — Managed

Allen Correctional Center	Correctional Facility	Kinder, LA	$—	$28	$451	$2	$477	—	—	$479	$234	1989-1991, 1994/1995, 1998- 1999	$—

Central Texas Detention Facility	Detention Facility	San Antonio, TX	$—	$—	$3,918	$—	$3,918	—	—	$3,918	$2,475	1962, 1989/1990, 2006, 2010	$—

Lawrenceville Correctional Center	Correctional Facility	Lawrenceville, VA	$—	$—	$775	$—	$775	—	—	$775	$755	1996-1998, 2011	$—

Arizona State Prison- Florence West	Correctional Facility	Florence, AZ	$320	$9,317	$1,026	$320	$10,343	—	—	$10,663	$6,425	1997	$—

Arizona State Prison — Phoenix West	Correctional Facility	Phoenix, AZ	$—	$7,919	$466	$—	$8,385	—	—	$8,385	$4,849	1979-1984, 1995/1996, 2002	$—

Central Arizona Correctional Facility	Correctional Facility	Florence, AZ	$—	$396	$1,409	$—	$1,727	—	78	$1,805	$1,397	2006	$—

Arizona State Prison — Kingman	Correctional Facility	Kingman, AZ	$—	$—	$173	$—	$—	—	173	$173	$—	2004, 2010	$—

New Castle Correctional Facility	Correctional Facility	New Castle, IN	$—	$—	$22,336	$—	$22,336	—	—	$22,336	$6,048	2001, 2012	$—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Plainfield Indiana STOP Facility	Correctional Facility	Plainfield, IN	$—	$—	$5	$—	$5	—	—	$5	$5	1890, 1900, 1921, 1961	$—

South Bay Correctional Facility	Correctional Facility	South Bay, FL	$—	$—	$2,799	$—	$2,799	—	—	$2,799	$2,742	1996/1997, 2001, 2004/2005, 2007, 2012	$—

Reeves County Detention Complex R1/R2	Detention Facility	Pecos, TX	$—	$—	$1,188	$—	$1,188	—	—	$1,188	$901	1986, 1998, 2001, 2004, 2009/2010	$—

Reeves County Detention Complex R3	Detention Facility	Pecos, TX	$—	$—	$4,225	$—	$4,225	—	—	$4,225	$3,708	2003, 2006, 2010	$—

Northeast New Mexico Detention Facility	Detention Facility	Clayton, NM	$—	$—	$255	$—	$255	—	—	$255	$180	2008	$—

Blackwater River Correctional Facility	Correctional Facility	Milton, FL	$—	$—	$36	$—	$36	—	—	$36	$34	2010	$—

Bay Correctional Facility	Correctional Facility	Panama City, FL	$—	$—	$6	$—	$6	—	—	$6	$4	1995	$—

Moore Haven Correctional Facility	Correctional Facility	Moore Haven, FL	$—	$—	$18	$—	$18	—	—	$18	$11	1995, 1999, 2007	$—

Graceville Correctional Facility	Correctional Facility	Jackson, FL	$—	$—	$474	$—	$461	—	13	$474	$33	2007, 2009, 2015	$—

Community Based Services — Owned/Leased

Beaumont Transitional Treatment Center	Community Corrections	Beaumont, TX	$105	$560	$377	$108	$922	—	12	$1,042	$256	1940-1950, 1967, 1975, 1986, 1997	$—

Bronx Community Re-entry Center	Community Corrections	Bronx, NY	$—	$154	$3,145	$—	$3,299	—	—	$3,299	$855	1966, 1998, 2009, 2012, 2015	$—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties
Cordova Center	Community Corrections	Anchorage, AK	$235	$3,225	$3,562	$235	$6,745	—	42	$7,022	$1,138	1974-1979, 2001, 2013	$—

El Monte Center	Community Corrections	El Monte, CA	$—	$47	$292	$—	$339	—	—	$339	$309	1960, 2004, 2012	$—

Grossman Center	Community Corrections	Leavenworth, KS	$—	$24	$34	$—	$58	—	—	$58	$42	2002/2003, 2010	$—

Las Vegas Community Correctional Center	Community Corrections	Las Vegas, NV	$520	$1,580	$261	$520	$1,841	—	—	$2,361	$287	1978, 2004	$—

Leidel Comprehensive Sanction Center	Community Corrections	Houston, TX	$3,210	$710	$493	$3,210	$1,197	—	6	$4,413	$253	1930, 1960, 2005/2006, 2012	$—

Marvin Gardens Center	Community Corrections	Los Angeles, CA	$—	$50	$423	$—	$232	241	—	$473	$167	1962/1965, 1990	$—

McCabe Center	Community Corrections	Austin, TX	$350	$510	$529	$350	$1,039	—	—	$1,389	$385	1962, 2012	$—

Mid Valley House	Community Corrections	Edinburg, TX	$694	$3,608	$166	$700	$3,767	—	1	$4,468	$135	1985, 2001, 2014	$—

Midtown Center	Community Corrections	Anchorage, AK	$130	$220	$153	$130	$370	—	3	$503	$85	Early 1950s, 1972, 1998	$—

Newark Residential Re-entry Center	Community Corrections	Newark, NJ	$—	$799	$352	$—	$1,018	—	133	$1,151	$236	1925, 1992, 2014	$—

Northstar Center	Community Corrections	Fairbanks, AK	$—	$12	$196	$—	$208	—	—	$208	$139	1970/1975, 1995	$—
Oakland Center	Community Corrections	Oakland, CA	$970	$250	$70	$970	$320	—	—	$1,290	$91	1904-1911, 2000s	$—
Parkview Center	Community Corrections	Anchorage, AK	$160	$1,480	$231	$160	$1,696	—	15	$1,871	$483	1971, 1976	$—
Reality House	Community Corrections	Brownsville, TX	$487	$2,771	$32	$493	$2,797	—	—	$3,290	$283	1983, 2011	$—
Southeast Texas Transitional Center	Community Corrections	Houston, TX	$910	$3,210	$1,900	$939	$5,081	—		$6,020	$1,153	1960, 1967, 1970, 1984, 1997/1998, 2008, 2012	$—
Salt Lake City Center	Community Corrections	Salt Lake City, UT	$—	$4	$103	$—	$107	—	—	$107	$101	1970, 1977, 2004	$—
Seaside Center	Community Corrections	Nome, AK	$—	$—	$60	$—	$60	—	—	$60	$60	1958, 2005	$—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties
NEW Seaside Center	Community Corrections	Nome, AK	$67	$732	$2,413	$67	$732	—	2,413	$3,212	$—	1999, 2015/2016- CIP
Taylor Street Center	Community Corrections	San Francisco, CA	$3,230	$900	$3,030	$3,230	$3,825	—	105	$7,160	$721	1907, 2010/2011	$—
Tundra Center	Community Corrections	Bethel, AK	$20	$1,190	$1,252	$79	$2,319	—	64	$2,462	$737	1960/1970	$—

Youth Services — Owned/Leased

Abraxas Academy	Youth Facility	Morgantown, PA	$4,220	$14,120	$893	$4,224	$14,967	—	42	$19,233	$2,071	1999/2000	$—
Abraxas I	Youth Facility	Marienville, PA	$990	$7,600	$841	$1,026	$8,335	—	70	$9,431	$1,512	1930s, 1960, 1982, 1985-1987, 1989-1999, 2003	$—
Abraxas Ohio	Youth Facility	Shelby, OH	$1,160	$2,900	$744	$1,197	$3,587	—	20	$4,804	$679	1900, 1935, 1965, 1992	$—
Abraxas Youth Center	Youth Facility	South Mountain, PA	$—	$36	$290	$—	$291	—	35	$326	$234	1938, 1948, 2001	$—
DuPage Interventions	Youth Facility	Hinsdale, IL	$2,110	$1,190	$280	$2,110	$1,470	—	—	$3,580	$297	1988	$—
Hector Garza Center	Youth Facility	San Antonio, TX	$1,590	$3,540	$379	$1,590	$3,919	—	—	$5,509	$632	1986/1987, 2006	$—
Leadership Development Program	Youth Facility	South Mountain, PA	$—	$25	$454	$—	$417	—	62	$479	$332	1920, 1938, 2000, 2005	$—
Southern Peaks Regional Treatment Center	Youth Facility	Canon City, CO	$2,850	$11,350	$222	$2,961	$11,461	—	—	$14,422	$1,835	2003-2004	$—
Southwood Interventions	Youth Facility	Chicago, IL	$870	$6,310	$806	$898	$7,088	—	—	$7,986	$1,442	1925, 1950, 1975, 2008	$—
Woodridge Interventions	Youth Facility	Woodridge, IL	$5,160	$4,330	$688	$5,304	$4,872	—	2	$10,178	$940	1982/1986	$—
Contact Interventions	Youth Facility	Wauconda, IL	$719	$1,110	$(638)	$699	$492	—	—	$1,191	$108	1950s/1960, 2006	$—

Electronic & Location Monitoring Centers — Managed

Orange DRC	Day Reporting Center	Santa Ana, CA		$72			$72		—	$72	$72	2012	$—
South Philadelphia PADOC DRC	Day Reporting Center	Philadelphia, PA		$124			$124		—	$124	$77	2014	$—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties
Lycoming County DRC	Day Reporting Center	Williamsport, PA		$56	$94		$150			$150	$11	2014, 2015	$—

Lehigh County PADOC DRC	Day Reporting Center	Allentown, PA		$139			$139			$139	$89	2014	$—

Lancaster County PADOC DRC	Day Reporting Center	Lancaster, PA		$73			$73			$73	$27	2014	$—

York County PADOC DRC	Day Reporting Center	York, PA		$7			$7			$7	$4	2014	$—

North Pittsburgh PADOC DRC	Day Reporting Center	Pittsburgh, PA		$81			$81			$81	$45	2014	$—

Vineland NJ DRC	Day Reporting Center	Vineland, NJ		$163			$163			$163	$6	2015	$—

Elizabeth NJ	Day Reporting Center	Elizabeth, NJ		$26	$6		$32			$32	$26	2011, 2003, 2006, 2007, 2009, 2015	$—

Atlantic City CRC	Day Reporting Center	Atlantic City, NJ		$10			$10		—	$10	$6	2004, 2005, 20011	$—

Perth Amboy CRC	Day Reporting Center	Perth Amboy, NJ		$19	$4		$23		—	$23	$19	2006, 2007, 2008, 2010, 2015	$—

Neptune CRC	Day Reporting Center	Neptune, NJ		$16	$5		$21		—	$21	$16	2008, 2009, 2011, 2012, 2015	$—

Guilford Co. TECS	Day Reporting Center	Greensboro, NC		$21			$21		—	$21	$21	2012	$—

Mecklenburg Co. TECS	Day Reporting Center	Charlotte, NC		$26			$26		—	$26	$26	2012	$—

Randolph Co. TECS	Day Reporting Center	Asheboro, NC		$6			$6		—	$6	$6	2013	$—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Northglenn DRC	Day Reporting Center	Northglenn, CO		$21			$21		—	$21	$21	2011, 2013	$—

Aurora DRC	Day Reporting Center	Aurora, CO		$21	$23		$44		—	$44	$26	2003, 2008, 2010, 2013, 2015	$—

Denver DRC	Day Reporting Center	Denver, CO		$43	$284		$327		—	$327	$58	2005, 2009, 2010, 2011, 2012, 2013, 2014	$—

Santa Ana CDCR	Day Reporting Center	Santa Ana, CA		$113			$113		—	$113	$113	2013	$—

Los Angeles CDCR	Day Reporting Center	Pamona, CA		$44			$44		—	$44	$18	2013	$—

Tulare Co DRC	Day Reporting Center	Visalia, CA		$9			$9		—	$9	$9	2006, 2010	$—

Merced DRC	Day Reporting Center	Merced, CA		$18			$18		—	$18	$18	2007, 2008, 2011	$—

Kern County DRC	Day Reporting Center	Bakersfield, CA		$23	$7		$30		—	$30	$24	2010, 2012, 2015	$—

San Diego DRC	Day Reporting Center	San Diego, CA		$30			$30		—	$30	$30	2007, 2010	$—

Kern County Core SB678	Day Reporting Center	Bakersfield, CA		$5			$5		—	$5	$3	2014	$—

Luzerne EM	Day Reporting Center	Wilkes Barre, PA		$20			$20		—	$20	$20	2007, 2013	$—

Luzerne DRC	Day Reporting Center	Wilkes Barre, PA		$110	$7		$117		—	$117	$112	2010, 2014	$—

Sedgwick DRC	Day Reporting Center	Wichita, KS		$23			$23		—	$23	$23	2006, 2007	$—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Chicago Heights SRC	Day Reporting Center	Chicago Heights, IL		$3	$18		$21		—	$21	$5	2011, 2012, 2015	$—

Chicago West Grand SRC	Day Reporting Center	Chicago, IL		$22			$22		—	$22	$22	2005, 2006, 2008, 2010, 2011	$—

Rockford SRC	Day Reporting Center	Rockford, IL		$2	$12		$14		—	$14	$2	2005, 2006, 2015	$—

Decatur SRC	Day Reporting Center	Decatur, IL		$28	$34		$62		—	$62	$34	2004, 2005, 2006, 2009, 2010, 2011, 2015	$—

East St. Louis SRC	Day Reporting Center	East St. Louis, IL		$—	$13		$13		—	$13	$3	2005, 2015	$—

Chatham IL	Day Reporting Center	Chatham, IL		$54			$54			$54	$8	2015	$—

Philadelphia ISAP	Intensive Supervision Appearance Program	Philadelphia, PA		$378	$(117)		$261		—	$261	$54	2010, 2014, 2015	$—

Miami ISAP	Intensive Supervision Appearance Program	Miami, FL		$82	$9		$91		—	$91	$84	2007, 2008, 2010, 2014	$—

Orlando ISAP	Intensive Supervision Appearance Program	Orlando, FL		$18			$18		—	$18	$18	2007, 2010	$—

Atlanta ISAP	Intensive Supervision Appearance Program	Atlanta, GA		$268			$268		—	$268	$85	2009, 2015	$—

Charlotte ISAP	Intensive Supervision Appearance Program	Charlotte, NC		$9			$9		—	$9	$9	2009	$—

New Orleans ISAP	Intensive Supervision Appearance Program	New Orleans, LA		$54			$54		—	$54	$14	2009, 2015	$—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Washington DC ISAP	Intensive Supervision Appearance Program	Fairfax, VA		$20	$1		$21		—	$21	$5	2014, 2015	$—

Charleston, SC	Intensive Supervision Appearance Program	Charleston, SC		$39			$39			$39	$—	2015	$—

Chicago ISAP	Intensive Supervision Appearance Program	Chicago, IL		$25			$25		—	$25	$25	2009, 2013	$—

Detroit ISAP	Intensive Supervision Appearance Program	Detroit, MI		$18			$18		—	$18	$18	2009	$—

St Paul ISAP	Intensive Supervision Appearance Program	Bloominton, MN		$6			$6		—	$6	$6	2004, 2006, 2011	$—

Kansas City ISAP	Intensive Supervision Appearance Program	Riverside, MO		$8			$8		—	$8	$3	2006, 2014	$—

Denver ISAP	Intensive Supervision Appearance Program	Centennial, CO		$167			$167		—	$167	$28	2015	$—

Omaha NE	Intensive Supervision Appearance Program	Omaha, NE		$8			$8			$8	$1	2015	$—

St Louis MO	Intensive Supervision Appearance Program	St. Louis, MO		$50			$50			$50	$4	2015	$—

Portland ISAP	Intensive Supervision Appearance Program	Portland, OR		$5			$5		—	$5	$2	2014	$—

San Francisco ISAP	Intensive Supervision Appearance Program	San Francisco, CA		$180			$180		—	$180	$28	2004, 2009, 2015	$—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Salt Lake City ISAP	Intensive Supervision Appearance Program	Murray, UT		$7	$17		$24		—	$24	$11	2009, 2015	$—

Seattle ISAP	Intensive Supervision Appearance Program	Tukwila, WA		$40	$15		$55		—	$55	$44	2009, 2014	$—

Sacramento, CA	Intensive Supervision Appearance Program	Sacramento, CA		$28			$28			$28	$2	2015	$—

Bronx ISAP	Intensive Supervision Appearance Program	Bronx, NY		$31	$41		$72		—	$72	$22	2010, 2015	$—

Manhattan ISAP	Intensive Supervision Appearance Program	New York, NY		$10	$10		$20		—	$20	$11	2010	$—

Queens ISAP	Intensive Supervision Appearance Program	Jamaica, NY		$21	$—		$21		—	$21	$3	2014, 2015	$—

Boston ISAP	Intensive Supervision Appearance Program	Burlington, MA		$80	$5		$85		—	$85	$18	2014, 2015	$—

Hartford ISAP	Intensive Supervision Appearance Program	Hartford, CT		$23	$6		$29		—	$29	$8	2009, 2014, 2015	$—

Buffalo ISAP	Intensive Supervision Appearance Program	Buffalo, NY		$34			$34		—	$34	$34	2009	$—

Newark ISAP	Intensive Supervision Appearance Program	Newark, NJ		$29	$2		$31		—	$31	$31	2009, 2014	$—

Marlton ISAP	Intensive Supervision Appearance Program	Marlton, NJ		$2	$10		$12		—	$12	$4	2013, 2015	$—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Richmond, VA	Intensive Supervision Appearance Program	Richmond, VA		$52			$52			$52	$1	2015	$—

Los Angeles ISAP	Intensive Supervision Appearance Program	Los Angeles, CA		$35	$45		$80		—	$80	$41	2007, 2008, 2014, 2015	$—

San Bernadino ISAP	Intensive Supervision Appearance Program	San Bernadino, CA		$42			$42		—	$42	$42	2008, 2012, 2013	$—

Santa Ana ISAP	Intensive Supervision Appearance Program	Santa Ana, CA		$2			$2		—	$2	$2	2008	$—

Dallas ISAP	Intensive Supervision Appearance Program	Dallas, TX		$17			$17		—	$17	$17	2009	$—

El Paso ISAP	Intensive Supervision Appearance Program	El Paso, TX		$2	$27		$29		—	$29	$7	2009, 2015	$—

Houston ISAP	Intensive Supervision Appearance Program	Houston, TX		$21			$21		—	$21	$21	2009	$—

Phoenix ISAP	Intensive Supervision Appearance Program	Phoenix, AZ		$68			$68		—	$68	$10	2015	$—

San Antonio ISAP	Intensive Supervision Appearance Program	San Antonio, TX		$7	$50		$57		—	$57	$18	2009, 2014, 2015	$—

San Diego ISAP	Intensive Supervision Appearance Program	San Diego, CA		$13	$10		$23		—	$23	$2	2015	$—

Bakersfield ISAP	Intensive Supervision Appearance Program	Bakersfield, CA		$16	$—		$16		—	$16	$16	2012	$—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Fresno, CA	Intensive Supervision Appearance Program	Fresno, CA		$120	$—		$120			$120	$3	2015	$—

International Corrections & Detention — Managed

Arthur Gorrie Correctional Centre	Correctional Facility	Brisbane, Queensland AUS	$—	$—	$170	$—	$170	—	—	$170	$126	1992	$—

Fulham Correctional Centre & Fulham Nalu Challenge Community Unit	Correctional Facility	West Sale, Victoria AUS	$—	$—	$3,248	$—	$3,248	—	—	$3,248	$922	1997, 2002	$—

Junee Correctional Centre	Correctional Facility	Junee, New South Wales, AUS	$—	$—	$1,070	$—	$1,070	—	—	$1,070	$614	1993	$—

Parklea Correctional Centre	Correctional Facility	Parklea, New South Wales, AUS	$—	$—	$978	$—	$978	—	—	$978	$905	1987	$—

Dungavel House Immigration Removal Centre	Detention Facility	South Lanarkshire, UK	$—	$—	$96	$—	$96	—	—	$96	$50	2013	$—

Kutama- Sinthumule Correctional Centre	Correctional Facility	Louis Trichardt, South Africa	$—	$—	$130	$—	$130	—	—	$130	$96	2003-2008	$—

Offices — Leased

Corporate Headquarters	Office	Boca Raton, FL	$—	$1,072	$6,200	$—	$7,170	—	102	$7,272	$4,210	1985, 2003, 2005, 2011-2013	$—

Central Regional Office	Office	San Antonio, TX	$—	$—	$37	$—	$37	—	—	$37	$18	1985, 2003/2004, 2010	$—

Eastern Regional Office	Office	Charlotte, NC	$—	$—	$11	$—	$11	—	—	$11	$7	1998, 2013	$—

Western Regional Office	Office	Los Angeles, CA	$—	$22	$134	$—	$156	—	—	$156	$39	2002, 2010, 2014	$—

New Anderson, IN Call Center	Office	Anderson, IN	$114	$—	$1,063	$114	$—	—	1,063	$1,177	$—	2015/2016-CIP	$—

Anderson, IN Call Center	Office	Anderson, IN		$138	$5		$144	—	—	$144	$126	1997-2013, 2015	$—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Boulder, CO Office	Office	Boulder CO		$3,289			$3,289	—	—	$3,289	$99	2015	$—

Protocol	Office	Aurora, IL		$4	$196		$200	—	—	$200	$4	2014, 2015	$—

Sydney Office	Office	Sydney, AUS	$—	$—	$602	$—	$602	—	—	$602	$73	1980	$—

Miscellaneous Investments

Miscellaneous Investments	Various	Various	$16,635	$4,533	$3,934	$893	$4,895	17,993	1,321	$25,102	$2,926	Various	$—

Total			$112,678	$1,618,087	$483,291	$96,471	$2,079,156	$29,889	$8,541	$2,214,057	$371,563		$1,269,895

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

The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $1.6 billion at December 31, 2015. Depreciation and amortization are provided on the alternative depreciation system and straight-line methods over the estimated useful lives of the assets. This amount excludes international real estate investments.

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

THE GEO GROUP, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

For the Fiscal Years Ended December 31, 2015, December 31, 2014, and December 31, 2013

(dollars in thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	2015	2014	2013
Real Estate:
Balance at the beginning of the year	$2,026,872	$1,935,556	$1,840,306
Additions to/improvements of real estate	191,846	94,521	97,302
Assets sold/written-off	(4,661)	(3,205)	(2,052)

Balance at the end of the year	$2,214,057	$2,026,872	$1,935,556

Accumulated Depreciation
Balance at the beginning of the year	$317,584	$266,848	$217,428
Depreciation expense	57,746	53,182	50,616
Assets sold/written-off	(3,767)	(2,446)	(1,196)

Balance at the end of the year	$371,563	$317,584	$266,848