Form 10-Q
period 2016-03-31
GEO GROUP INC
filed 2016-05-03
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, the registrant had 74,993,445 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2016 AND 2015

(In thousands, except per share data)

	Three Months Ended
	March 31, 2016	March 31, 2015
Revenues	$510,185	$427,369
Operating expenses	388,506	317,909
Depreciation and amortization	28,451	24,940
General and administrative expenses	34,061	31,848

Operating income	59,167	52,672
Interest income	4,557	2,073
Interest expense	(29,366)	(24,646)

Income before income taxes and equity in earnings of affiliates	34,358	30,099
Provision for income taxes	3,151	2,828
Equity in earnings of affiliates, net of income tax provision of $471 and $613, respectively	1,119	1,485

Net income	32,326	28,756
Net loss attributable to noncontrolling interests	24	21

Net income attributable to The GEO Group, Inc.	$32,350	$28,777

Weighted-average common shares outstanding:
Basic	73,875	73,549
Diluted	74,200	73,884
Net income per common share attributable to The GEO Group, Inc.:
Basic:
Net income per common share attributable to The GEO Group, Inc. - basic	$0.44	$0.39

Diluted:
Net income per common share attributable to The GEO Group, Inc. - diluted	$0.44	$0.39

Dividends declared per share	$0.65	$0.62

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2016 AND 2015

(In thousands)

	Three Months Ended
	March 31, 2016	March 31, 2015
Net income	$32,326	$28,756
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,513	(1,681)
Pension liability adjustment, net of tax provision of $21 and $21, respectively	33	40

Unrealized loss on derivative instrument classified as cash flow hedge, net of tax benefit of $426 and $718, respectively	(2,444)	(4,080)

Total other comprehensive loss, net of tax	(898)	(5,721)

Total comprehensive income	31,428	23,035

Comprehensive loss attributable to noncontrolling interests	16	37

Comprehensive income attributable to The GEO Group, Inc.	$31,444	$23,072

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2016 AND DECEMBER 31, 2015

(In thousands, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$23,225	$59,638
Restricted cash and investments	48,306	8,489
Accounts receivable, less allowance for doubtful accounts of $3,851 and $3,088, respectively	341,596	314,097
Current deferred income tax assets	—	27,914
Prepaid expenses and other current assets	32,351	28,208

Total current assets	445,478	438,346

Restricted Cash and Investments	21,456	20,236
Property and Equipment, Net	1,919,594	1,916,386
Contract Receivable	230,927	174,141
Direct Finance Lease Receivable	—	1,826
Non-Current Deferred Income Tax Assets	24,154	7,399
Goodwill	615,459	615,438
Intangible Assets, Net	219,098	224,148
Other Non-Current Assets	66,861	64,307

Total Assets	$3,543,027	$3,462,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$83,509	$77,523
Accrued payroll and related taxes	47,247	48,477
Accrued expenses and other current liabilities	126,260	135,483
Current portion of capital lease obligations, long-term debt and non-recourse debt	17,586	17,141

Total current liabilities	274,602	278,624

Non-Current Deferred Income Tax Liabilities	—	11,471
Other Non-Current Liabilities	90,789	87,694
Capital Lease Obligations	8,387	8,693
Long-Term Debt	1,884,641	1,855,810
Non-Recourse Debt	292,879	213,098
Commitments, Contingencies and Other (Note 10)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 74,947,014 and 74,642,859 issued and outstanding, respectively	750	747
Additional paid-in capital	881,567	879,599
Earnings in excess of distributions	142,639	158,796
Accumulated other comprehensive loss	(33,310)	(32,404)

Total shareholders’ equity attributable to The GEO Group, Inc.	991,646	1,006,738
Noncontrolling interests	83	99

Total shareholders’ equity	991,729	1,006,837

Total Liabilities and Shareholders’ Equity	$3,543,027	$3,462,227

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2016 AND 2015

(In thousands)

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash Flow from Operating Activities:
Net income	$32,326	$28,756
Net loss attributable to noncontrolling interests	24	21

Net income attributable to The GEO Group, Inc.	32,350	28,777
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	28,451	24,940
Stock-based compensation	3,241	2,621
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	2,366	1,695
Provision for doubtful accounts	—	323
Equity in earnings of affiliates, net of tax	(1,119)	(1,485)
Income tax deficiency (benefit) related to equity compensation	818	(569)
Gain on sale/disposal of property and equipment	(326)	(545)
Changes in assets and liabilities, net of effects of acquisitions:
Changes in accounts receivable, prepaid expenses and other assets	(22,563)	12,972
Changes in contract receivable	(46,956)	(24,768)
Changes in accounts payable, accrued expenses and other liabilities	(13,789)	16,784

Net cash (used in) provided by operating activities	(17,527)	60,745

Cash Flow from Investing Activities:
Acquisition of LCS, cash consideration	—	(307,403)
Insurance proceeds - damaged property	—	700
Proceeds from sale of property and equipment	18	20
Change in restricted cash and investments	(41,037)	(8,108)
Capital expenditures	(28,429)	(34,198)

Net cash used in investing activities	(69,448)	(348,989)

Cash Flow from Financing Activities:
Proceeds from long-term debt	117,000	371,000
Payments on long-term debt	(88,756)	(38,750)
Payments on non-recourse debt	(1,613)	(1,645)
Proceeds from non-recourse debt	71,242	33,019
Taxes paid related to net share settlements of equity awards	(1,717)	(1,123)
Proceeds from issuance of common stock in connection with ESPP	2,357	98
Debt issuance costs	(1,505)	(1,245)
Income tax (deficiency) benefit related to equity compensation	(818)	569
Proceeds from the exercise of stock options	979	1,215
Cash dividends paid	(48,509)	(45,977)

Net cash provided by financing activities	48,660	317,161
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,902	(1,273)

Net (Decrease) Increase in Cash and Cash Equivalents	(36,413)	27,644
Cash and Cash Equivalents, beginning of period	59,638	41,337

Cash and Cash Equivalents, end of period	$23,225	$68,981

Supplemental Disclosures:
Non-cash Investing and Financing activities:
Capital expenditures in accounts payable and accrued expenses	$2,340	$1,346

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) is a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of correctional, detention and reentry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa and the United Kingdom. The Company owns, leases and operates a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, as well as community based reentry facilities and offers an expanded delivery of offender rehabilitation services under its ‘GEO Continuum of Care’ platform. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). The Company’s worldwide operations include the management and/or ownership of approximately 87,000 beds at 104 correctional and detention facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 127,000 offenders and pre-trial defendants, including approximately 83,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

The Company’s unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2016 for the year ended December 31, 2015. The accompanying December 31, 2015 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results for the entire year ending December 31, 2016, or for any other future interim or annual periods.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company’s goodwill balances from December 31, 2015 to March 31, 2016 are as follows (in thousands):

	December 31, 2015	Foreign Currency Translation	March 31, 2016
U.S. Corrections & Detention	$277,774	$—	$277,774
GEO Care	337,257	—	337,257
International Services	407	21	428

Total Goodwill	$615,438	$21	$615,459

The Company has also recorded other finite and indefinite-lived intangible assets as a result of its various business combinations. The Company’s intangible assets include customer relationships, facility management contracts, trade names and technology, as follows (in thousands):

	March 31, 2016				December 31, 2015
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts and customer relationships	15.6	$233,074	$(75,460)	$157,614	$233,041	$(71,538)	$161,503
Technology	7.3	33,700	(17,416)	16,284	33,700	(16,255)	17,445
Trade name (Indefinite lived)	Indefinite	45,200	—	45,200	45,200	—	45,200

Total acquired intangible assets		$311,974	$(92,876)	$219,098	$311,941	$(87,793)	$224,148

Amortization expense was $5.1 million for the three months ended March 31, 2016, and $4.3 million for the three months ended March 31, 2015, respectively. Amortization expense was primarily related to the U.S. Corrections & Detention and GEO Care segments’ amortization of acquired facility management contracts. As of March 31, 2016, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 1.9 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the current contractual periods.

Estimated amortization expense related to the Company’s finite-lived intangible assets for the remainder of 2016 through 2020 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2016	$15,233
2017	20,323
2018	17,463
2019	17,135
2020	17,135
Thereafter	86,609

$173,898

3. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

		Fair Value Measurements at March 31, 2016
	Carrying Value at March 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment:
Rabbi Trust	$14,664	$—	$14,664	$—
Fixed income securities	1,845	—	1,845	—
Interest rate cap derivatives	47	—	$47	—
Liabilities:
Interest rate swap derivatives	$23,706	$—	$23,706	$—

		Fair Value Measurements at December 31, 2015
	Carrying Value at December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$13,071	$—	$13,071	$—
Fixed income securities	1,717	—	1,717	—
Interest rate cap derivatives	93	—	93	—
Liabilities:
Interest rate swap derivatives	$20,835	$—	$20,835	$—

The Company’s Level 2 financial instruments included in the tables above as of March 31, 2016 and December 31, 2015 consist of interest rate swap derivative liabilities and interest rate cap derivative assets held by the Company’s Australian subsidiary, the Company’s rabbi trust established for GEO employee and employer contributions to the GEO Group, Inc. Non-qualified Deferred Compensation Plan and an investment in Canadian dollar denominated fixed income securities.

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

4. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at March 31, 2016 and December 31, 2015 (in thousands):

		Estimated Fair Value Measurements at March 31, 2016
	Carrying Value as of March 31, 2016	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$23,225	$23,225	$23,225	$—	$—
Restricted cash and investments	48,306	48,306	43,691	4,615	—
Liabilities:
Borrowings under senior credit facility	$805,750	$802,204	$—	$802,204	$—
5.875% Senior Notes due 2024	250,000	253,438	—	253,438	—
5.125% Senior Notes	300,000	292,875	—	292,875	—
5.875% Senior Notes due 2022	250,000	258,125	—	258,125	—
6.625% Senior Notes	300,000	311,250	—	311,250	—
Non-recourse debt, Australian subsidiary	320,811	323,534	—	323,534	—
Other non-recourse debt, including current portion	7,855	7,821	—	7,821	—

		Estimated Fair Value Measurements at December 31, 2015
	Carrying Value as of December 31, 2015	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$59,638	$59,638	$59,638	$—	$—
Restricted cash and investments	15,654	15,654	11,536	4,118	—
Liabilities:
Borrowings under senior credit facility	$777,500	$777,500	$—	$777,500	$—
5.875% Senior Notes due 2024	250,000	245,783	—	245,783	—
5.125% Senior Notes	300,000	285,189	—	285,189	—
5.875% Senior Notes due 2022	250,000	248,125	—	248,125	—
6.625% Senior Notes	300,000	308,625	—	308,625	—
Non-recourse debt, Australian subsidiary	204,539	204,531	—	204,531	—
Other non-recourse debt, including current portion	42,592	43,353	—	43,353	—

The fair values of the Company’s cash and cash equivalents, and restricted cash approximates the carrying values of these assets at March 31, 2016 and December 31, 2015. Restricted cash consists of money market funds, bank deposits, commercial paper and time deposits used for payments on the Company’s non-recourse debt, asset replacement funds contractually required to be maintained at the Company’s Australian subsidiary and contractual commitments related to the design and construction of a new facility in Ravenhall, Australia. The fair value of the money market funds and bank deposits are based on quoted market prices (Level 1) and the fair value of commercial paper and time deposits is based on market prices for similar instruments (Level 2).

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

5. SHAREHOLDERS’ EQUITY

The following table presents the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests (in thousands):

	Common shares		Additional Paid-In	Earnings in Excess of	Accumulated Other Comprehensive	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Distributions	Loss	Interests	Equity
Balance, December 31, 2015	74,643	$747	$879,599	$158,796	$(32,404)	$99	$1,006,837
Proceeds from exercise of stock options	50	—	979	—	—	—	979
Tax deficiency related to equity compensation	—	—	(818)	—	—	—	(818)
Stock-based compensation expense	—	—	3,241	—	—	—	3,241

Restricted stock granted	344	3	(3)	—	—	—	—

Restricted stock canceled	(37)	—	—	—	—	—	—

Dividends paid	—	—	—	(48,507)	—	—	(48,507)
Shares withheld for net settlements of share-based awards	(57)	—	(1,717)	—	—	—	(1,717)
Other adjustments to additional paid-in-capital	—	—	179	—	—	—	179
Issuance of common stock - ESPP	4	—	107	—	—	—	107

Net income (loss)	—	—	—	32,350	—	(24)	32,326
Other comprehensive (loss) income	—	—	—	—	(906)	8	(898)

Balance, March 31, 2016	74,947	$750	$881,567	$142,639	$(33,310)	$83	$991,729

During the three months ended March 31, 2016, the Company withheld shares through net share settlements to satisfy minimum statutory tax withholding requirements upon vesting of shares of restricted stock held by employees.

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

During the three months ended March 31, 2016 and the year ended December 31, 2015, respectively, GEO declared and paid the following regular cash distributions to its shareholders as follows:

Declaration Date	Record Date	Payment Due	Distribution Per Share	Aggregate Payment Amount (in millions)
February 6, 2015	February 17, 2015	February 27, 2015	$0.62	$46.0
April 29, 2015	May 11, 2015	May 21, 2015	$0.62	$46.3
July 31, 2015	August 14, 2015	August 24, 2015	$0.62	$46.3
November 3, 2015	November 16, 2015	November 25, 2015	$0.65	$48.5
February 3, 2016	February 16, 2016	February 26, 2016	$0.65	$48.5

Prospectus Supplement

On May 8, 2013, the Company filed with the Securities and Exchange Commission a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $100.0 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, were to be made in negotiated transactions or transactions that were deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. On July 18, 2014, the Company filed with the Securities and Exchange Commission a post-effective amendment to its shelf registration statement on Form S-3 (pursuant to which the prospectus supplement had been filed) as a result of the merger of the Company into GEO REIT effective June 27, 2014. There were no shares of the Company’s common stock sold under the prospectus supplement during the year ended December 31, 2015 nor the three months ended March 31, 2016.

In September 2014, the Company filed with the Securities and Exchange Commission a new automatic shelf registration statement on Form S-3. On November 10, 2014, in connection with the new shelf registration, the Company filed with the Securities and Exchange Commission a new prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $150.0 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of the Company’s stock issued under this prospectus supplement during the year ended December 31, 2015 nor the three months ended March 31, 2016.

Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in shareholders’ equity from transactions and other events and circumstances arising from non-shareholder sources. The Company’s total comprehensive income (loss) is comprised of net income attributable to GEO, net income attributable to noncontrolling interests, foreign currency translation adjustments that arise from consolidating foreign operations that do not impact cash flows, net unrealized gains and/or losses on derivative instruments, and pension liability adjustments within shareholders’ equity and comprehensive income (loss).

The components of accumulated other comprehensive income (loss) attributable to GEO within shareholders’ equity are as follows:

	Three Months Ended March 31, 2016
	(In thousands)
	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc. (1)	Unrealized (loss)/gain on derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, December 31, 2015	$(11,747)	$(17,697)	$(2,960)	$(32,404)
Current-period other comprehensive (loss) income	1,505	(2,444)	33	(906)

Balance, March 31, 2016	$(10,242)	$(20,141)	$(2,927)	$(33,310)

(1)	The foreign currency translation related to noncontrolling interests was not significant at March 31, 2016 or December 31, 2015.

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

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. For options granted during the three months ended March 31, 2016, the fair value was estimated using the following assumptions: (i) volatility of 25%; (ii) expected term of 5.00 years; (iii) risk free interest rate of 1.45%; and (iv) expected dividend yield of 8.85%. A summary of the activity of stock option awards issued and outstanding under Company plans is as follows for the three months ended March 31, 2016:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at December 31, 2015	749	$29.98	6.85	$3,057
Options granted	295	29.39
Options exercised	(50)	19.57
Options forfeited/canceled/expired	(22)	35.62

Options outstanding at March 31, 2016	972	$30.22	7.59	$6,226

Options vested and expected to vest at March 31, 2016	905	$29.98	7.47	$5,981

Options exercisable at March 31, 2016	521	$27.24	6.28	$4,644

During the three months ended March 31, 2016, the Company granted approximately 295,000 options to certain employees which had a weighted-average grant-date fair value of $2.08 per share. For the three months ended March 31, 2016 and March 31, 2015, the amount of stock-based compensation expense related to stock options was $0.2 million and $0.4 million, respectively. As of March 31, 2016, the Company had $1.3 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 3.1 years.

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

A summary of the activity of restricted stock outstanding is as follows for the three months ended March 31, 2016:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at December 31, 2015	863	$39.74
Granted	344	30.51
Vested	(191)	36.84
Forfeited/canceled	(37)	40.70

Restricted stock outstanding at March 31, 2016	979	$35.99

During the three months ended March 31, 2016, the Company granted approximately 344,000 shares of restricted stock to certain employees and executive officers. Of these awards, 115,000 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2016, 2017 and 2018.

The vesting of these performance-based restricted stock grants are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the shares of restricted stock (“TSR Target Award”) can vest at the end of a three year performance period if GEO meets certain total shareholder return (“TSR”) performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2016 to December 31, 2018 and (ii) up to 50% of the shares of restricted stock (“ROCE Target Award”) can vest at the end of a three year period if GEO meets certain return on capital employed (“ROCE”) performance targets over a three year period from January 1, 2016 to December 31, 2018. These market and performance awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the performance-based awards is based on the target awards for both metrics.

The metric related to ROCE is considered to be a performance condition. For share-based awards that contain a performance condition, the achievement of the targets must be probable before any share-based compensation expense is recorded. The Company reviews the likelihood of which the target in the range will be achieved and if deemed probable, compensation expense is recorded at that time. If subsequent to initial measurement there is a change in the estimate of the probability of meeting the performance condition, the effect of the change in the estimated quantity of awards expected to vest is recognized by cumulatively adjusting compensation expense. If ultimately the performance targets are not met, for any awards where vesting was previously deemed probable, previously recognized compensation expense will be reversed in the period in which vesting is no longer deemed probable. The fair value of these awards was determined based on the closing price of the Company’s common stock on the date of grant.

The metric related to TSR is considered to be a market condition. For share-based awards that contain a market condition, the probability of satisfying the market condition must be considered in the estimate of grant-date fair value and previously recorded compensation expense is not reversed if the market condition is never met. The fair value of these awards was determined based on a Monte Carlo simulation, which calculates a range of possible outcomes and the probabilities that they will occur, using the following key assumptions: (i) volatility of 23.5%; (ii) beta of 1.04; and (iii) risk free rates of 1.08%.

For the three months ended March 31, 2016 and March 31, 2015, the Company recognized $3.0 million and $2.2 million, respectively, of compensation expense related to its restricted stock awards. As of March 31, 2016, the Company had $29.1 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 2.8 years.

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

The Plan is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Plan are made on the last day of each month. During the three months ended March 31, 2016, 3,683 shares of the Company’s common stock were issued in connection with the Plan.

7. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing the net income from continuing operations attributable to The GEO Group, Inc. shareholders by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share were calculated for the three months ended March 31, 2016 and March 31, 2015 as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2016	March 31, 2015
Net income	$32,326	$28,756
Net loss attributable to noncontrolling interests	24	21

Net income attributable to The GEO Group, Inc.	32,350	28,777
Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	73,875	73,549

Per share amount	$0.44	$0.39

Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	73,875	73,549
Dilutive effect of equity incentive plans	325	335

Weighted average shares assuming dilution	74,200	73,884

Per share amount	$0.44	$0.39

Three Months

For the three months ended March 31, 2016, 453,104 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share (“EPS”) because the effect would be anti-dilutive. There were 336,379 common stock equivalents from restricted shares that were anti-dilutive.

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

Australia - Fulham

The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on its variable rate non-recourse debt (related to its Fulham facility) to 9.7%. The Company has determined the swap, which has a notional amount of AUD 50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt, to be an effective cash flow hedge. Accordingly, the Company records the change in the fair value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total unrealized gains recorded in other comprehensive income, net of tax, related to this cash flow hedge were not significant for the three months ended March 31, 2016 and 2015. The total fair value of the swap liability was not significant as of March 31, 2016 and December 31, 2015, respectively, and is recorded as a component of other non-current liabilities within the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).

Australia - Ravenhall

The Company’s Australian subsidiary has entered into interest rate swap agreements to fix the interest rate on its variable rate non-recourse debt related to a prison project in Ravenhall, a locality near Melbourne, Australia to 3.3% during the design and construction phase and 4.2% during the project’s operating phase. The swaps’ notional amounts coincide with construction draw fixed commitments throughout the project. At March 31, 2016, the swaps had a notional value of approximately AUD 362.8 million, or $278.2 million, based on exchange rates at March 31, 2016, related to the outstanding draws for the design and construction phase and approximately AUD 466.3 million, or $357.6 million, based on exchange rates at March 31, 2016 related to future construction draws. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the non-recourse debt and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in the fair value of the interest rate swaps in accumulated other comprehensive income, net of applicable income taxes. Total unrealized loss recorded in other comprehensive income, net of tax, related to this cash flow hedge was approximately $2.5 million during the three months ended March 31, 2016. The total fair value of the swap liability as of March 31, 2016 was $23.6 million and is recorded as a component of Other Non-Current liabilities within the accompanying consolidated balance sheet. There was no material ineffectiveness for the periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss).

Additionally, upon completion and commercial acceptance of the prison project, the Department of Justice in the State of Victoria (the “State”) in accordance with the prison contract, will make a lump sum payment of AUD 310 million, or $237.7 million, based on exchange rates at March 31, 2016, towards a portion of the outstanding principal of the non-recourse debt. The Company’s Australian subsidiary also entered into interest rate cap agreements in September 2014 giving the Company the option to cap the interest rate on its variable non-recourse debt related to the project in the event that the completion of the prison project is delayed which could delay the State’s payment. The Company paid $1.7 million for the interest rate cap agreements. These instruments do not meet the requirements for hedge accounting, and therefore, changes in fair value of the interest rate caps are recorded in earnings. During the three months ended March 31, 2016, the Company recorded a loss of approximately $0.1 million related to a decrease in the fair value of the interest rate cap assets. As of March 31, 2016, the interest rate cap assets had a fair value of $0.1 million which is included in Other Non-Current Assets in the accompanying consolidated balance sheet.

9. DEBT

Debt outstanding as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Senior Credit Facility:
Term loan	$291,750	$292,500
Unamortized debt issuance costs on term loan	(459)	(486)
Revolver	514,000	485,000

Total Senior Credit Facility	$805,291	$777,014
5.875% Senior Notes
Notes Due in 2024	250,000	250,000
Unamortized debt issuance costs	(4,051)	(4,140)

Total 5.875% Senior Notes Due in 2024	245,949	245,860
5.125% Senior Notes:
Notes due in 2023	300,000	300,000
Unamortized debt issuance costs	(5,219)	(5,358)

Total 5.125% Senior Notes Due in 2023	294,781	294,642
5.875% Senior Notes
Notes Due in 2022	250,000	250,000
Unamortized debt issuance costs	(4,409)	(4,564)

Total 5.875% Senior Notes Due in 2022	245,591	245,436
6.625% Senior Notes:
Notes due in 2021	300,000	300,000
Unamortized debt issuance costs	(4,987)	(5,198)

Total 6.625% Senior Notes Due in 2021	295,013	294,802
Non-Recourse Debt :
Non-Recourse Debt	329,176	247,679
Unamortized debt issuance costs on non-recourse debt	(22,707)	(21,369)
Unamortized discount on non-recourse debt	(510)	(548)

Total Non-Recourse Debt	305,959	225,762
Capital Lease Obligations	9,574	9,856
Other debt	1,335	1,370

Total debt	2,203,493	2,094,742
Current portion of capital lease obligations, long-term debt and non-recourse debt	(17,586)	(17,141)
Capital Lease Obligations, long-term portion	(8,387)	(8,693)
Non-Recourse Debt, long-term portion	(292,879)	(213,098)

Long-Term Debt	$1,884,641	$1,855,810

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, “Interest-Imputation of Interest,” which is intended to simplify the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability be presented as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. In accordance with ASU No. 2015-03, the Company adopted the new standard during the three months ended March 31, 2016 and has applied the new guidance on a retrospective basis. Refer to Note 13 - Recent Accounting Pronouncements.

Credit Agreement

On August 27, 2014, the Company executed a second amended and restated credit agreement by and among the Company and GEO Corrections Holdings, Inc., as borrowers, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (the “Credit Agreement”).

The Credit Agreement evidences a credit facility (the “Credit Facility”) consisting of a $296.3 million term loan (the “Term Loan”) bearing interest at LIBOR plus 2.50% (with a LIBOR floor of .75%), and a $700.0 million revolving credit facility (the “Revolver”) initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD 225.0 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars (the “Australian LC Facility”). At March 31, 2016, the Company had approximately AUD 215 million in letters of credit outstanding under the Australian LC Facility in connection with certain performance and financing guarantees related to the Ravenhall prison project in Australia. Amounts to be borrowed by the Company under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The Revolver component is scheduled to mature on August 27, 2019 and the Term Loan component is scheduled to mature on April 3, 2020.

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

As of March 31, 2016, the Company had $291.8 million in aggregate borrowings outstanding under the Term Loan, $514.0 million in borrowings under the Revolver, and approximately $54.2 million in letters of credit which left $131.8 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of March 31, 2016 was 2.9%.

6.625% Senior Notes

On February 10, 2011, the Company completed a private offering of $300.0 million in aggregate principal amount of its 6.625% Senior Notes. Interest on the 6.625% Senior Notes accrues at the stated rate. The Company pays interest semi-annually in arrears on February 15 and August 15 of each year. On April 11, 2016, the Company announced the commencement of a cash tender offer for any and all of its outstanding 6.625% Senior Notes. Refer to Note 15 - Subsequent Events for further discussion.

5.875% Senior Notes due 2024

Interest on the 5.875% Senior Notes due 2024 accrues at the stated rate. The Company pays interest semi-annually in arrears on April 15 and October 15 of each year. On or after October 15, 2019, the Company may, at its option, redeem all or part of the 5.875% Senior Notes due 2024 at the redemption prices set forth in the indenture governing the 5.875% Senior Notes due 2024. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors. Refer to Note 14-Condensed Consolidating Financial Information.

5.125% Senior Notes due 2023

Interest on the 5.125% Senior Notes accrues at the stated rate. The Company pays interest semi-annually in arrears on April 1 and October 1 of each year. On or after April 1, 2018, the Company may, at its option, redeem all or part of the 5.125% Senior Notes at the redemption prices set forth in the indenture governing the 5.125% Senior Notes. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors. Refer to Note 14-Condensed Consolidating Financial Information.

5.875% Senior Notes due 2022

Interest on the 5.875% Senior Notes due 2022 accrues at the stated rate. The Company pays interest semi-annually in arrears on January 15 and July 15 of each year. On or after January 15, 2017, the Company may, at its option, redeem all or part of the 5.875% Senior Notes due 2022 at the redemption prices set forth in the indenture governing the 5.875% Senior Notes due 2022. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors. Refer to Note 14-Condensed Consolidating Financial Information.

Non-Recourse Debt

Northwest Detention Center

The remaining balance of the original debt service requirement under the $54.4 million note payable (“2011 Revenue Bonds”) to WEDFA will mature in October 2021 with fixed coupon rates of 5.25%, is $42.6 million, of which $6.5 million is classified as current in the accompanying consolidated balance sheet as of March 31, 2016. The payment of principal and interest on the 2011 Revenue Bonds issued by WEDFA is non-recourse to GEO.

As of March 31, 2016, included in current restricted cash and investments and non-current restricted cash and investments is $7.3 million of funds held in trust for debt service and other reserves with respect to the above mentioned note payable to WEDFA.

Australia - Fulham

The non-recourse obligation of the Company totaled $7.9 million (AUD 10.2 million) and $9.0 million (AUD 12.4 million), based on the exchange rates in effect at March 31, 2016 and December 31, 2015, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, based on exchange rates as of March 31, 2016, was $3.8 million. This amount is included in non-current restricted cash and investments and the annual maturities of the future debt obligation are included in Non-Recourse Debt in the accompanying consolidated balance sheets.

Australia - Ravenhall

In connection with a new design and build prison project agreement with the State, the Company entered into a syndicated facility agreement (the “Construction Facility”) with National Australia Bank Limited to provide debt financing for construction of the project. The Construction Facility provides for non-recourse funding up to AUD 791.0 million, or $606.5 million, based on exchange rates as of March 31, 2016. Construction draws will be funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility is through October 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. Upon completion of the prison, the Construction Facility will be converted to a term loan with payments due quarterly beginning in 2018 through 2041. In accordance with the terms of the Construction Facility, upon completion and commercial acceptance of the prison, in accordance with the prison contract, the State will make a lump sum payment of AUD 310 million, or $237.7 million, based on exchange rates as of March 31, 2016, towards a portion of the outstanding principal. The remaining outstanding principal balance will be repaid over the term of the operating agreement. As of March 31, 2016, $278.2 million was outstanding under the Construction Facility. The Company also entered into interest rate swap and interest rate cap agreements related to its non-recourse debt in connection with the project. Refer to Note 8 - Derivative Financial Instruments.

Guarantees

Australia

The Company has entered into certain guarantees in connection with the financing and construction performance of a facility in Australia. The obligations amounted to approximately AUD 215.0 million, or $164.9 million, based on exchange rates as of March 31, 2016. These guarantees are secured by outstanding letters of credit under the Company’s Revolver as of March 31, 2016.

At March 31, 2016, the Company also had eleven other letters of credit outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $16.3 million.

South Africa

In connection with the creation of South African Custodial Services Pty. Limited (“SACS”), the Company entered into certain guarantees related to the financing, construction and operation of the prison. As of March 31, 2016, the Company guaranteed obligations amounting to 15.0 million South African Rand, or $1.0 million based on exchange rates as of March 31, 2016. In the event SACS is unable to maintain the required funding in a rectification account maintained for the payment of certain costs in the event of contract termination, a previously existing guarantee by the Company for the shortfall will need to be re-instated. The remaining guarantee of 15.0 million South African Rand is secured by outstanding letters of credit under the Company’s Revolver as of March 31, 2016.

In addition to the above, the Company has also agreed to provide a loan, if required, of up to 20 million South African Rand, or $1.3 million based on exchange rates as of March 31, 2016, referred to as the Shareholder’s Loan, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the standby facility, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Shareholder’s Loan expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. SACS’ ability to draw on the Shareholder’s Loan is limited to certain circumstances, including termination of the contract.

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

Canada

In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a trust. The potential estimated exposure of these obligations is Canadian Dollar 1.5 million, or $1.2 million, based on exchange rates as of March 31, 2016, commencing in 2017. The liability related to this exposure is included in Other Non-Current Liabilities as of March 31, 2016 and December 31, 2015, respectively. To secure this guarantee, the Company purchased Canadian Dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset equal to the current fair value of those securities included in Other Non-Current Assets as of March 31, 2016 and December 31, 2015 on its consolidated balance sheets. The Company does not currently operate or manage this facility.

United Kingdom

In connection with the creation of GEOAmey, the Company and its joint venture partner guarantee the availability of working capital in equal proportion to ensure that GEOAmey can comply with current and future contractual commitments related to the performance of its operations. The Company and the 50% joint venture partner have each extended a £12 million line of credit of which £8.5 million, or $12.2 million, based on exchange rates as of March 31, 2016, was outstanding as of March 31, 2016. The Company’s maximum exposure relative to the joint venture is its note receivable of $12.2 million, which is included in Other Non-Current Assets in the accompanying consolidated balance sheets, and future financial support necessary to guarantee performance under the contract.

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

Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing capital projects will be approximately $98.5 million of which $5.9 million was spent through the first three months of 2016. The Company estimates the remaining capital requirements related to these capital projects will be $92.6 million which will be spent through 2017. Included in these commitments is a contractual commitment to provide a capital contribution towards the design and construction of a prison project in Ravenhall, a locality near Melbourne, Australia, which is estimated to be $84.0 million as of March 31, 2016. This capital contribution is expected to be made in January 2017.

Additionally, in connection with the Ravenhall Prison Project, the Company has a contractual commitment for construction of the facility and has entered into a syndicated facility agreement with National Australia Bank Limited to provide funding for the project up to AUD 791 million, or $606.5 million, based on exchange rates as of March 31, 2016. Refer to Note 9 - Debt.

Idle Facilities

The Company is currently marketing approximately 3,300 vacant beds at four of its idle facilities to potential customers. The carrying values of these idle facilities, which are included in Property and Equipment, Net in the accompanying consolidated balance sheets, totaled $34.9 million as of March 31, 2016, excluding equipment and other assets that can be easily transferred for use at other facilities.

11. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the U.S. Corrections & Detention segment; the GEO Care segment; the International Services segment; and the Facility Construction & Design segment. The Company’s segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Revenues:
U.S. Corrections & Detention	$338,370	$285,609
GEO Care	93,414	79,356
International Services	37,555	40,654
Facility Construction & Design (1)	40,846	21,750

Total revenues	$510,185	$427,369

Operating income:
U.S. Corrections & Detention	$66,919	$63,597
GEO Care	23,971	18,506
International Services	1,762	1,815
Facility Construction & Design (1)	576	602

Operating income from segments	$93,228	$84,520

(1)

In September 2014, the Company began the design and construction of a new prison contract located in Ravenhall, a locality near Melbourne, Australia. During the design and construction phase, the Company recognizes revenue as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to estimated total costs for the design and construction of the facility. Costs incurred and estimated earnings in excess of billings is classified as Contract Receivable in the accompanying consolidated balance sheets and is recorded at the net present value based on the timing of expected future settlement. A portion of the Contract Receivable will be paid by the State upon commercial acceptance of the prison and the remainder will be paid quarterly over the life of the contract. Refer to Note 8 - Derivative Financial Instruments and Note 9 - Debt for additional information.

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Total operating income from segments	$93,228	$84,520
Unallocated amounts:
General and Administrative Expenses	(34,061)	(31,848)
Net Interest Expense	(24,809)	(22,573)

Income before income taxes and equity in earnings of affiliates	$34,358	$30,099

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

The Company has recorded $0.9 million in earnings, net of tax, for SACS operations during the three months ended March 31, 2016, and $1.1 million in earnings, net of tax, for SACS operations during the three months ended March 31, 2015, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of March 31, 2016 and December 31, 2015, the Company’s investment in SACS was $9.9 million and $9.0 million, respectively.

The Company has recorded $0.3 million and $0.4 million in earnings, net of tax, for GEOAmey’s operations during the three months ended March 31, 2016 and 2015, respectively, net of income tax provision, in the accompanying consolidated statements of operations. As of March 31, 2016 and December 31, 2015, the Company’s investment in GEOAmey was $(0.9) million and $(1.2) million, respectively, and represents its share of cumulative reported losses. Losses in excess of the Company’s investment have been recognized as the Company has provided certain loans and guarantees to provide financial support to GEOAmey. Refer to Note 9 - Debt.

12. BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Three Months Ended March 31, 2016	Year Ended December 2015
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$25,935	$25,826
Service cost	249	1,173
Interest cost	289	1,082
Actuarial gain	—	(1,818)
Benefits paid	(84)	(328)

Projected benefit obligation, end of period	$26,389	$25,935

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	84	328
Benefits paid	(84)	(328)

Plan assets at fair value, end of period	$—	$—

Unfunded Status of the Plan	$(26,389)	$(25,935)

	Three Months Ended
	March 31, 2016	March 31, 2015
Components of Net Periodic Benefit Cost
Service cost	$249	$1,173
Interest cost	289	1,082
Net loss	53	427

Net periodic pension cost	$591	$2,682

The long-term portion of the pension liability as of March 31, 2016 and December 31, 2015 was $26.1 million and $25.1 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

13. RECENT ACCOUNTING PRONOUNCMENTS

The Company implemented the following accounting standards during the three months ended March 31, 2016:

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest,” which is intended to simplify the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability be presented as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance in this update does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the debt issuance costs ratable over the term of the line-of-credit agreement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. In accordance with ASU No. 2015-03, the Company has applied the new guidance on a retrospective basis. As a result, the Company has reclassified debt issuance costs of $41.8 million and $41.1 million from Other Non-Current Assets to a direct reduction of Long-Term Debt and Non-Recourse Debt in the accompanying consolidated balance sheets at March 31, 2016 and December 31, 2015, respectively. In accordance with the SEC guidance discussed above, the Company continues to present debt issuance costs related to its Revolver as an asset which is included in Other Non-Current Assets. The implementation of this standard during the three months ended March 31, 2016 did not have a material impact on the Company’s financial position, results of operations or cash flows. Refer to Note 9 - Debt.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes,” which simplifies the presentation of deferred income taxes by requiring that all deferred income tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU No. 2015-17 is effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods with earlier application permitted. The Company early adopted this standard during the three months ended March 31, 2016 on a prospective basis. Adoption of this ASU resulted in a reclassification of the Company’s net current deferred tax asset and net non-current deferred tax liabilities to the net non-current deferred tax asset in the accompanying consolidated balance sheet as of March 31, 2016. The prior reporting period was not retroactively adjusted. The implementation of this standard during the three months ended March 31, 2016 did not have a material impact on the Company’s financial position, results of operations or cash flows.

The following accounting standards will be adopted in future periods:

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers,” which clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. This amendment clarifies that before an entity can identify its performance obligations in a contract with a customer, the entity first identifies the promised goods or services in the contract. An entity is not required to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. Also, an entity is permitted, as an accounting policy elections, to account for shipping and handling activities that occur after the customer has obtained control of a good as an activity to fulfill the promise to transfer the good rather than as an additional promised service. The amendment also includes implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in ASU No. 2016-08 are effective for public companies for annual periods beginning after December 15, 2017. The Company is in the process of evaluating whether this standard would have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718),” as a part of its Simplification Initiative. Key areas of the amendments in this standard are (i) all excess tax benefits from stock plan transactions should be recognized in the income statement as opposed to being recognized in additional paid-in capital; (ii) the tax withholding threshold for triggering liability accounting on a net settlement transaction has been increased from the minimum statutory rate to the maximum statutory rate; and (iii) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The amendments in ASU No. 2016-09 are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the implementation guidance on principal versus agent considerations. This amendment clarifies that when another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself (entity is a principal) or to arrange for that good or service to be provided by the other party (entity is an agent). When (or as) an entity that is a principal satisfies a performance obligation, the entity recognizes revenue in the gross amount of consideration it expects to be entitled in exchange for the specified good or service transferred to the customer. When (or as) an entity that is an agent satisfies a performance obligation, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging the specified good or service to be provided by the other party. An entity is a principal if it controls the specified good or service before that good or service is transferred to the customer. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. The amendments in ASU No. 2016-08 are effective for public companies for annual periods beginning after December 15, 2017. The Company is in the process of evaluating whether this standard would have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2016, FASB issued ASU 2016-07, “Investments-Equity Method and Joint Ventures,” as a part of its Simplification Initiative. The amendments in this standard eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in ASU 2016-07 also require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this standard are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2016, FASB issued ASU 2016-05, “Derivatives and Hedging,” which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in ASU 2016-05 are effective for public companies for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. An entity has an option to apply the amendments in this standard on either a prospective basis or a modified retrospective basis, with early adoption permitted. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2016, FASB issued ASU 2016-02, “Leases,” which requires entities to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. For finance leases and operating leases, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term with each initially measured at the present value of the lease payments. The amendments in ASU 2016-02 are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is in the process of evaluating whether this standard would have a material impact on the Company’s financial position, results of operations or cash flows.

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of March 31, 2016, the Company’s 6.625% Senior Notes, 5.125% Senior Notes and each of the 5.875% Senior Notes were fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”). The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2016
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$167,637	$400,342	$80,965	$(138,759)	$510,185
Operating expenses	137,910	319,904	69,451	(138,759)	388,506
Depreciation and amortization	6,262	21,233	956	—	28,451
General and administrative expenses	7,975	19,966	6,120	—	34,061

Operating income	15,490	39,239	4,438	—	59,167
Interest income	5,441	609	4,657	(6,150)	4,557
Interest expense	(16,357)	(13,944)	(5,215)	6,150	(29,366)

Income before income taxes and equity in earnings of affiliates	4,574	25,904	3,880	—	34,358
Income tax provision	10	2,191	950	—	3,151
Equity in earnings of affiliates, net of income tax provision	—	—	1,119	—	1,119

Income before equity in income of consolidated subsidiaries	4,564	23,713	4,049	—	32,326
Income from consolidated subsidiaries, net of income tax provision	27,763	—	—	27,763	—

Net income	32,327	23,713	4,049	27,763	32,326
Net loss attributable to noncontrolling interests	—	—	24	—	24

Net income attributable to The GEO Group, Inc.	$32,327	$23,713	$4,073	$27,763	$32,350

Net income	$32,327	$23,713	$4,049	$27,763	$32,326
Other comprehensive income (loss), net of tax	—	33	(931)	—	(898)

Total comprehensive income	$32,327	$23,746	$3,118	$27,763	$31,428
Comprehensive income attributable to noncontrolling interests	—	—	16	—	16

Comprehensive income attributable to The GEO Group, Inc.	$32,327	$23,746	$3,134	$27,763	$31,444

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2015
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$144,383	$339,887	$64,967	$(121,868)	$427,369
Operating expenses	116,225	268,781	54,771	(121,868)	317,909
Depreciation and amortization	6,203	17,697	1,040	—	24,940
General and administrative expenses	10,323	16,880	4,645	—	31,848

Operating income	11,632	36,529	4,511	—	52,672
Interest income	6,178	1,231	2,137	(7,473)	2,073
Interest expense	(14,310)	(14,636)	(3,173)	7,473	(24,646)

Income before income taxes and equity in earnings of affiliates	3,500	23,124	3,475	—	30,099
Income tax provision	—	1,740	1,088	—	2,828
Equity in earnings of affiliates, net of income tax provision	—	—	1,485	—	1,485

Income before equity in income of consolidated subsidiaries	3,500	21,384	3,872	—	28,756
Income from consolidated subsidiaries, net of income tax provision	25,256	—	—	(25,256)	—

Net income	28,756	21,384	3,872	(25,256)	28,756
Net income attributable to noncontrolling interests	—	—	21	—	21

Net income attributable to The GEO Group, Inc.	$28,756	$21,384	$3,893	$(25,256)	$28,777

Net income	$28,756	$21,384	$3,872	$(25,256)	$28,756
Other comprehensive income (loss), net of tax	—	40	(5,761)	—	(5,721)

Total comprehensive income (loss)	$28,756	$21,424	$(1,889)	$(25,256)	$23,035
Comprehensive income attributable to noncontrolling interests	—	—	37	—	37

Comprehensive income (loss) attributable to The GEO Group, Inc.	$28,756	$21,424	$(1,852)	$(25,256)	$23,072

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

	As of March 31, 2016
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$11,558	$—	$11,667	$—	$23,225
Restricted cash and investments	—	—	48,306	—	48,306
Accounts receivable, less allowance for doubtful accounts	129,625	191,458	20,513	—	341,596
Current deferred income tax assets	—	—	—	—	—
Prepaid expenses and other current assets	1,518	22,380	9,713	(1,260)	32,351

Total current assets	142,701	213,838	90,199	(1,260)	445,478

Restricted Cash and Investments	138	17,342	3,976	—	21,456
Property and Equipment, Net	743,004	1,095,108	81,482	—	1,919,594
Contract Receivable	—	—	230,927	—	230,927
Intercompany Receivable	971,827	52,704	3,123	(1,027,654)	—
Non-Current Deferred Income Tax Assets	713	11,898	11,543	—	24,154
Goodwill	79	614,941	439	—	615,459
Intangible Assets, Net	—	218,354	744	—	219,098
Investment in Subsidiaries	1,110,983	453,595	2,190	(1,566,768)	—
Other Non-Current Assets	1,746	119,148	26,034	(80,067)	66,861

Total Assets	$2,971,191	$2,796,928	$450,657	$(2,675,749)	$3,543,027

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$6,549	$59,866	$17,094	$—	$83,509
Accrued payroll and related taxes	—	32,311	14,936	—	47,247
Accrued expenses and other	38,226	77,020	12,274	(1,260)	126,260
Current portion of capital lease obligations, long-term debt and non-recourse debt	3,000	1,507	13,079	—	17,586

Total current liabilities	47,775	170,704	57,383	(1,260)	274,602

Non-Current Deferred Income Tax Liabilities	—	—	—	—	—
Intercompany Payable	42,792	972,513	12,349	(1,027,654)	—
Other Non-Current Liabilities	4,335	143,048	23,473	(80,067)	90,789
Capital Lease Obligations	—	8,387	—	—	8,387
Long-Term Debt	1,884,641	—	—	—	1,884,641
Non-Recourse Debt	—	—	292,879	—	292,879
Commitments & Contingencies and Other
Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	991,648	1,502,276	64,490	(1,566,768)	991,646
Noncontrolling Interests	—	—	83	—	83

Total Shareholders’ Equity	991,648	1,502,276	64,573	(1,566,768)	991,729

Total Liabilities and Shareholders’ Equity	$2,971,191	$2,796,928	$450,657	$(2,675,749)	$3,543,027

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

	As of December 31, 2015
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$37,077	$—	$22,561	$—	$59,638
Restricted cash and investments	—	—	8,489	—	8,489
Accounts receivable, less allowance for doubtful accounts	131,747	162,538	19,812	—	314,097
Current deferred income tax assets	—	23,120	4,794	—	27,914
Prepaid expenses and other current assets	1,190	17,917	10,310	(1,209)	28,208

Total current assets	170,014	203,575	65,966	(1,209)	438,346

Restricted Cash and Investments	138	16,386	3,712	—	20,236
Property and Equipment, Net	746,478	1,088,417	81,491	—	1,916,386
Direct Finance Lease Receivable	—	—	1,826	—	1,826
Contract Receivable	—	—	174,141		174,141
Intercompany Receivable	971,291	86,519	—	(1,057,810)	—
Non-Current Deferred Income Tax Assets	710	(102)	6,791	—	7,399
Goodwill	79	614,941	418	—	615,438
Intangible Assets, Net	—	223,426	722	—	224,148
Investment in Subsidiaries	1,106,546	453,636	—	(1,560,182)	—
Other Non-Current Assets	2,387	116,561	25,486	(80,127)	64,307

Total Assets	$2,997,643	$2,803,359	$360,553	$(2,699,328)	$3,462,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$9,731	$54,675	$13,117	$—	$77,523
Accrued payroll and related taxes	—	35,516	12,961	—	48,477
Accrued expenses and other	43,043	78,510	15,139	(1,209)	135,483
Current portion of capital lease obligations, long-term debt and non-recourse debt	3,000	1,477	12,664	—	17,141

Total current liabilities	55,774	170,178	53,881	(1,209)	278,624

Non-Current Deferred Income Tax Liabilities		11,120	351	—	11,471
Intercompany Payable	76,427	967,048	14,335	(1,057,810)	—
Other Non-Current Liabilities	2,894	143,887	21,040	(80,127)	87,694
Capital Lease Obligations	—	8,693	—	—	8,693
Long-Term Debt	1,855,810	—	—	—	1,855,810
Non-Recourse Debt	—	—	213,098	—	213,098
Commitments & Contingencies and Other
Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,006,738	1,502,433	57,749	(1,560,182)	1,006,738
Noncontrolling Interests	—	—	99	—	99

Total Shareholders’ Equity	1,006,738	1,502,433	57,848	(1,560,182)	1,006,837

Total Liabilities and Shareholders’ Equity	$2,997,643	$2,803,359	$360,553	$(2,699,328)	$3,462,227

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2016
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash (used in) provided by operating activities	$(221)	$25,317	$(42,623)	$(17,527)

Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	—	18	—	18
Change in restricted cash and investments	90	(956)	(40,171)	(41,037)
Capital expenditures	(3,567)	(24,379)	(483)	(28,429)

Net cash used in investing activities	(3,477)	(25,317)	(40,654)	(69,448)

Cash Flow from Financing Activities:
Proceeds from long-term debt	117,000	—	—	117,000
Payments on long-term debt	(88,756)	—	—	(88,756)
Payments on non-recourse debt	—	—	(1,613)	(1,613)
Proceeds from non-recourse debt	—	—	71,242	71,242
Taxes paid related to net share settlements of equity awards	(1,717)	—	—	(1,717)
Proceeds from issuance of common stock in connection with ESPP	—	—	2,357	2,357
Debt issuance costs	—	—	(1,505)	(1,505)
Tax deficiency related to equity compensation	(818)	—	—	(818)
Proceeds from stock options exercised	979	—	—	979
Cash dividends paid	(48,509)	—	—	(48,509)

Net cash (used in) provided by financing activities	(21,821)	—	70,481	48,660

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	1,902	1,902

Net Decrease in Cash and Cash Equivalents	(25,519)	—	(10,894)	(36,413)
Cash and Cash Equivalents, beginning of period	37,077	—	22,561	59,638

Cash and Cash Equivalents, end of period	$11,558	$—	$11,667	$23,225

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2015
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by (used in) operating activities	$35,300	$30,416	$(4,971)	$60,745

Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	—	20	—	20
Acquisition of LCS, net of cash acquired	(307,403)		—	(307,403)
Insurance proceeds-damaged property	—	700	—	700
Change in restricted cash and investments	102	(6,443)	(1,767)	(8,108)
Capital expenditures	(20,561)	(13,042)	(595)	(34,198)

Net cash used in investing activities	(327,862)	(18,765)	(2,362)	(348,989)

Cash Flow from Financing Activities:
Proceeds from long-term debt	371,000	—	—	371,000
Payments on long-term debt	(38,750)		—	(38,750)
Payments on non-recourse debt	—	—	(1,645)	(1,645)
Proceeds from non-recourse debt	—	—	33,019	33,019
Taxes paid related to net share settlements of equity awards	(1,123)	—	—	(1,123)
Proceeds from reissuance of treasury stock in connection with ESPP	98	—	—	98
Debt issuance costs		—	(1,245)	(1,245)
Tax benefit related to equity compensation	569	—	—	569
Proceeds from stock options exercised	1,215	—	—	1,215
Cash dividends paid	(45,977)	—	—	(45,977)

Net cash provided by financing activities	287,032	—	30,129	317,161

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,273)	(1,273)

Net Increase (Decrease) in Cash and Cash Equivalents	(5,530)	11,651	21,523	27,644
Cash and Cash Equivalents, beginning of period	18,492	782	22,063	41,337

Cash and Cash Equivalents, end of period	$12,962	$12,433	$43,586	$68,981

15. SUBSEQUENT EVENTS

Dividend

On April 20, 2016, the Board of Directors declared a quarterly cash dividend of $0.65 per share of common stock, which is to be paid on May 12, 2016 to shareholders of record as of the close of business on May 2, 2016.

6.00% Senior Notes

On April 18, 2016, the Company completed an offering of $350 million aggregate principal amount of 6.00% senior notes due 2026 (the “6.00% Senior Notes”). The 6.00% Senior Notes were offered and sold in a registered offering pursuant to an underwriting agreement, dated as of April 11, 2016 (the “Underwriting Agreement”) among the Company, certain of the Company’s domestic subsidiaries, as guarantors and Wells Fargo Securities, LLC, as representative for the underwriters named therein. The 6.00% Senior Notes were issued by the Company pursuant to the Indenture, dated as of September 25, 2014 (the “Base Indenture”), by and between the Company and Wells Fargo Bank, National Association, as trustee, as supplemented by a Second Supplemental Indenture, dated as of April 18, 2016 (the “Second Supplemental Indenture” and together with the Base Indenture, the “Indenture”), by and among the Company, the guarantors and the trustee which governs the terms of the 6.00% Senior Notes. The sale of the 6.00% Senior Notes was registered under GEO’s existing shelf registration statement on Form S-3 filed on September 12, 2014, as amended (File No. 333-198729). The 6.00% Senior Notes were issued at a coupon rate and yield to maturity of 6.00%. Interest on the 6.00% Senior Notes will be payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2016. The 6.00% Senior Notes mature on April 15, 2026. The Company used part of the net proceeds to fund the tender offer or the repurchase, redemption or other discharge of any and all of its 6.625% Senior Notes (see discussion below), to pay all related fees, costs and expenses and for general corporate purposes including repaying borrowings under the Company’s Revolver. Loan costs of approximately $7 million were incurred and capitalized in connection with the offering in the second quarter of 2016.

Tender Offer

On April 11, 2016, the Company announced that it had commenced a cash tender offer for any and all of its $300 million aggregate principal amount of its 6.625% Senior Notes due 2021 on the terms and subject to the conditions set forth in the Offer to Purchase, the Letter of Transmittal and the Notice of Guaranteed Delivery. On April 15, 2016, the tender offer expired. On April 18, 2016, the Company completed the purchase of approximately $231 million in aggregate principal amount of its 6.625% Senior Notes validly tendered in connection with the Company’s tender offer on or prior to the expiration time. In May 2016, the Company expects to complete the redemption of the remaining 6.625% Senior Notes in connection with the terms of the notice of redemption delivered to the note holders on April 20, 2016 pursuant to the terms of the indenture governing the 6.625% Senior Notes. The Company financed the purchase of the 6.625% Senior Notes under the tender offer with part of the net cash proceeds from the 6.00% Senior Notes (see discussion above). As a result of the tender offer and anticipated redemption, the Company incurred an approximate $16 million loss on extinguishment related to the tender premium and deferred costs associated with the 6.625% Senior Notes in the second quarter of 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	our ability to remain qualified for taxation as a real estate investment trust, or REIT;

•	our ability to fulfill our debt service obligations and its impact on our liquidity;

•	our ability to activate the inactive beds at our idle facilities;

•	our ability to maintain or increase occupancy rates at our facilities;

•	an increase in unreimbursed labor rates;

•	our ability to expand, diversify and grow our correctional, detention, reentry, community-based services, youth services, monitoring services, evidence-based supervision and treatment programs and secure transportation services businesses;

•	our ability to win management contracts for which we have submitted proposals, retain existing management contracts and meet any performance standards required by such management contracts;

•	our ability to control operating costs associated with contract start-ups;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to estimate the government’s level of dependency on public-private partnerships for correctional services;

•	our ability to accurately project the size and growth of public-private partnerships for correctional services in the U.S. and internationally and our ability to capitalize on opportunities for public-private partnerships;

•	our ability to successfully respond to delays encountered by states pursuing public-private partnerships for correctional services and cost savings initiatives implemented by a number of states;

•	our ability to develop long-term earnings visibility;

•	our ability to identify suitable acquisitions, and to successfully complete and integrate such acquisitions on satisfactory terms, and estimate the synergies to be achieved as a result of such acquisitions;

•	our exposure to the impairment of goodwill and other intangible assets as a result of our acquisitions;

•	our ability to successfully conduct our operations in the United Kingdom, South Africa and Australia through joint ventures or a consortium;

•	our ability to obtain future financing on satisfactory terms or at all, including our ability to secure the funding we need to complete ongoing capital projects;

•	our exposure to political and economic instability and other risks impacting our international operations;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, Canada, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;

•	our exposure to risks impacting our information systems, including those that may cause an interruption, delay or failure in the provision of our services;

•	our exposure to rising general insurance costs;

•	our exposure to state, federal and foreign income tax law changes, including changes to the REIT provisions and our exposure as a result of federal and international examinations of our tax returns or tax positions;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising employee and inmate medical costs;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us and continue to operate under our existing agreements and/or renew our existing agreements;

•	our ability to pay quarterly dividends consistent with our requirements as a REIT, and expectations as to timing and amounts;

•	our ability to comply with government regulations and applicable contractual requirements;

•	our ability to acquire, protect or maintain our intellectual property;

•	the risk that future sales of shares of our common stock could adversely affect the market price of our common stock and may be dilutive; and

•	other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2015 and our Current Reports on Form 8-K filed with the SEC.

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q.

Introduction

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described above under “Forward-Looking Information”, those described below under “Part II - Item 1A. Risk Factors” and under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. The discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and management of correctional, detention and reentry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa, and the United Kingdom. We own, lease and operate a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, and community based reentry facilities and offer an expanded delivery of offender rehabilitation services under our ‘GEO Continuum of Care’ platform. We offer counseling, education and/or treatment to inmates with alcohol and drug abuse problems at most of the domestic facilities we manage. We are also a provider of innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants.

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

For the three months ended March 31, 2016 and March 31, 2015, we had consolidated revenues of $510.2 million and $427.4 million, respectively, and we maintained an average company wide facility occupancy rate of 93.3% including 83,943 active beds and excluding 3,426 idle beds (including those being marketed to potential customers) for the three months ended March 31, 2016, and 93.0% including 80,898 active beds and excluding 4,680 idle beds (including those being marketed to potential customers) for the three months ended March 31, 2015.

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

During the three months ended March 31, 2016 and the year ended December 31, 2015, respectively, we declared and paid the following regular cash distributions to our shareholders as follows:

Declaration Date	Record Date	Payment Due	Distribution Per Share	Aggregate Payment Amount (in millions)
February 6, 2015	February 17, 2015	February 27, 2015	$0.62	$46.0
April 29, 2015	May 11, 2015	May 21, 2015	$0.62	$46.3
July 31, 2015	August 14, 2015	August 24, 2015	$0.62	$46.3
November 3, 2015	November 16, 2015	November 25, 2015	$0.65	$48.5
February 3, 2016	February 16, 2016	February 26, 2016	$0.65	$48.5

On April 20, 2016, our Board of Directors declared a quarterly cash dividend of $0.65 per share of common stock, which is to be paid on May 12, 2016 to shareholders of record as of the close of business on May 2, 2016.

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 26, 2016, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the fiscal year ended December 31, 2015.

Fiscal 2016 Developments

6.00% Senior Notes

On April 18, 2016, we completed an offering of $350 million aggregate principal amount of the 6.00% Senior Notes. The 6.00% Senior Notes were offered and sold in a registered offering pursuant to the Underwriting Agreement among GEO, certain of the Company’s domestic subsidiaries, as guarantors and Wells Fargo Securities, LLC, as representative for the underwriters named therein. The 6.00% Senior Notes were issued by us pursuant to the Base Indenture, by and between GEO and Wells Fargo Bank, National Association, as trustee, as supplemented by the Second Supplemental Indenture, by and among GEO, the guarantors and the trustee which governs the terms of the 6.00% Senior Notes. The sale of the 6.00% Senior Notes was registered under our existing shelf registration statement on Form S-3 filed on September 12, 2014, as amended (File No. 333-198729). The 6.00% Senior Notes were issued at a coupon rate and yield to maturity of 6.00%. Interest on the 6.00% Senior Notes will be payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2016. The 6.00% Senior Notes mature on April 15, 2026. We used part of the net proceeds to fund the tender offer or the repurchase, redemption or other discharge of any and all of our 6.625% Senior Notes (see discussion below), to pay all related fees, costs and expenses and for general corporate purposes including repaying borrowings under our Revolver. Loan costs of approximately $7 million were incurred and capitalized in connection with the offering in the second quarter of 2016.

Tender Offer

On April 11, 2016, we announced that we had commenced a cash tender offer for any and all of our $300 million aggregate principal amount of our 6.625% Senior Notes due 2021 on the terms and subject to the conditions set forth in the Offer to Purchase, the Letter of Transmittal and the Notice of Guaranteed Delivery. On April 15, 2016, the tender offer expired. On April 18, 2016, we completed the purchase of approximately $231 million in aggregate principal amount of our 6.625% Senior Notes validly tendered in connection with our tender offer on or prior to the expiration time. In May 2016, we expect to complete the redemption of the remaining 6.625% Senior Notes in connection with the terms of the notice of redemption delivered to the note holders on April 20, 2016 pursuant to the terms of the indenture governing the 6.625% Senior Notes. We financed the purchase of the 6.625% Senior Notes under the tender offer with part of the net cash proceeds from the 6.00% Senior Notes (see discussion above). As a result of the tender offer and anticipated redemption, we incurred an approximate $16 million loss on extinguishment related to the tender premium and deferred costs associated with the 6.625% Senior Notes in the second quarter of 2016.

Idle Facilities

We are currently marketing approximately 3,300 vacant beds at four of our idle facilities to potential customers. The carrying values of these idle facilities totaled approximately $34.9 million as of March 31, 2016, excluding equipment and other assets that can be easily transferred for use at other facilities.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2016, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of First Quarter 2016 and First Quarter 2015

Revenues

	2016	% of Revenue	2015	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$338,370	66.3%	$285,609	66.8%	$52,761	18.5%
GEO Care	93,414	18.3%	79,356	18.6%	14,058	17.7%
International Services	37,555	7.4%	40,654	9.5%	(3,099)	(7.6)%
Facility Construction & Design	40,846	8.0%	21,750	5.1%	19,096	87.8%

Total	$510,185	100.0%	$427,369	100.0%	$82,816	19.4%

U.S. Corrections & Detention

Revenues increased in First Quarter 2016 compared to First Quarter 2015 primarily due to aggregate increases of $38.0 million resulting from: (i) the activation and intake of detainees at our company-owned Great Plains correctional facility in June 2015; (ii) the activation and intake of inmates at our company-owned North Lake correctional facility in May 2015; (iii) the activation and intake of inmates at our company-owned Mesa Verde facility; (iv) the acquisition of the LCS Facilities in February 2015; and (v) our assumption of the management of the 3,400-bed Arizona State Prison facility in Kingman, Arizona in December 2015. We also experienced aggregate increases in revenues of $20.1 million at certain of our facilities primarily due to net increases in population, transportation services and/or rates. These increases were partially offset by a decrease of $5.3 million primarily due to contract terminations.

The number of compensated mandays in U.S. Corrections & Detention facilities was approximately 5.4 million in First Quarter 2016 and 4.8 million in First Quarter 2015. We experienced an aggregate net increase of approximately 611,000 mandays as a result of our new contracts and business acquisition discussed above. These increases were partially offset by decreases resulting from lower populations at certain facilities. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Corrections & Detention facilities was 93.5% and 93.4% of capacity in the First Quarter 2016 and First Quarter 2015 respectively, excluding idle facilities.

GEO Care

Revenues increased for GEO Care in First Quarter 2016 compared to First Quarter 2015 primarily due to increases in average client and participant counts under our electronic monitoring contracts and ISAP services. We also experienced increases from new contracts and program growth at our community based and reentry centers.

International Services

Revenues for International Services in First Quarter 2016 compared to First Quarter 2015 decreased by $3.1 million. The decrease was primarily the result of a decrease of $11.7 million primarily attributable to our South African and Australian subsidiaries related to population decreases. These decreases were partially offset by foreign exchange rate fluctuations of $8.6 million resulting from the weakening of the U.S. dollar against certain international currencies.

Facility Construction & Design

Revenues for our Facility Construction & Design services relate to the commencement of design and construction activity for our new Ravenhall Prison Contract executed in September 2014 with the Department of Justice in the State of Victoria, Australia. The increase is due to increased construction activity during 2015 and into 2016.

Operating Expenses

	2016	% of Segment Revenues	2015	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$252,859	74.7%	$205,509	72.0%	$47,350	23.0%
GEO Care	60,097	64.3%	53,010	66.8%	7,087	13.4%
International Services	35,280	93.9%	38,242	94.1%	(2,962)	(7.7)%
Facility Construction & Design	40,270	98.6%	21,148	97.2%	19,122	90.4%

Total	$388,506	76.2%	$317,909	74.4%	$70,597	22.2%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and community based facilities.

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention reflects an increase of $33.7 million due to (i) the activation and intake of detainees at our company-owned Great Plains correctional facility in June 2015; (ii) the activation and intake of inmates at our company-owned North Lake correctional facility in May 2015; (iii) the activation and intake of inmates at our company-owned Mesa Verde facility; (iv) the acquisition of the LCS Facilities in February 2015; and (v) our assumption of the management of the 3,400-bed Arizona State Prison facility in Kingman, Arizona in December 2015. The timing of these activations and the corresponding start-up expenses resulted in an increase in our operating expenses as a percentage of segment revenue in First Quarter 2016. We also experienced increases of $17.4 million at certain of our facilities primarily attributable to expenditures related to the expansion of the delivery of offender rehabilitation services under our GEO Continuum of Care platform, net population increases, increased transportation services and the variable costs associated with those increases. These increases were partially offset by a decrease of $3.7 million primarily related to contract terminations.

GEO Care

Operating expenses for GEO Care increased by $7.1million during First Quarter 2016 from First Quarter 2015 primarily due to increases in average client and participant counts under our electronic monitoring contracts and ISAP services. We also experienced increases from new contracts and program growth at our community based and reentry centers.

International Services

Operating expenses for International Services in First Quarter 2016 compared to First Quarter 2015 decreased by $3.0 million. The decrease was primarily the result of a decrease of $10.5 million primarily attributable to our South African and Australian subsidiaries related to population decreases. These decreases were partially offset by foreign exchange rate fluctuations of $7.5 million resulting from the weakening of the U.S. dollar against certain international currencies.

Facility Construction & Design

Operating expenses for our Facility Construction & Design services relate to the commencement of design and construction activity for our new Ravenhall Prison Contract executed in September 2014 with the Department of Justice in the State of Victoria, Australia. The increase is due to increased construction activity during 2015 and into 2016.

Depreciation and Amortization

	2016	% of Segment Revenue	2015	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$18,592	5.5%	$16,503	5.8%	$2,089	12.7%
GEO Care	9,346	10.0%	7,840	9.9%	1,506	19.2%
International Services	513	1.4%	597	1.5%	(84)	(14.1)%
Total	$28,451	5.6%	$24,940	5.8%	$3,511	14.1%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense increased in First Quarter 2016 compared to First Quarter 2015 primarily due to renovations made at several of our facilities and additional depreciation and amortization related to the acquisition of the LCS Facilities in February 2015.

GEO Care

GEO Care depreciation and amortization expense increased in First Quarter 2016 compared to First Quarter 2015 primarily due to renovations made at several of our locations.

International Services

Depreciation and amortization expense decreased slightly in First Quarter 2016 compared to First Quarter 2015 as a result of certain assets becoming fully depreciated and there were no significant additions or renovations during 2015 or 2016 at our international subsidiaries.

Other Unallocated Operating Expenses

	2016	% of Revenue	2015	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$34,061	6.7%	$31,848	7.5%	$2,213	6.9%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. The increase in general and administrative expenses in First Quarter 2016 compared to First Quarter 2015 was primarily attributable to (i) expenditures related to the expansion of the delivery of offender rehabilitation services under our GEO Continuum of Care platform; (ii) non-cash stock-based compensation expense; and (iii) increases related to normal compensation adjustments and professional fees.

Non Operating Expenses

Interest Income and Interest Expense

	2016	% of Revenue	2015	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$4,557	0.9%	$2,073	0.5%	$2,484	119.8%
Interest Expense	$29,366	5.8%	$24,646	5.8%	$4,720	19.2%

Interest income increased in the First Quarter 2016 compared to First Quarter 2015 primarily due to interest income earned on our contract receivable related to our prison project in Ravenhall, Australia. Refer to Note 11 - Business Segments and Geographic Information of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest expense increased in First Quarter 2016 compared to First Quarter 2015 primarily due to the construction loan interest related to our prison project in Ravenhall, Australia as well as additional Revolver interest incurred in connection with our acquisition of the LCS Facilities. Refer to Note 9 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Provision

	2016	Effective Rate	2015	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$3,151	9.2%	$2,828	9.4%	$323	11.4%

The provision for income taxes during First Quarter 2016 was relatively consistent compared to First Quarter 2015 along with the effective tax rate. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. Our wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be in the range of approximately 9% to 10% exclusive of any non-recurring items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2016	% of Revenue	2015	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$1,119	0.2%	$1,485	0.3%	$(366)	(24.6)%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings of SACS and GEOAmey in the aggregate. Overall, equity in earnings of affiliates during First Quarter 2016 compared to First Quarter 2015 remained relatively consistent as a result of consistent performance by SACS and GEOAmey during the periods.

Financial Condition

Capital Requirements

Our current cash requirements consist of amounts needed for working capital, distributions of our REIT taxable income in order to maintain our REIT qualification, debt service, supply purchases, investments in joint ventures, and capital expenditures related to either the development of new correctional, detention and reentry facilities, or the maintenance of existing facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. In connection with GEOAmey, our joint venture in the United Kingdom, we and our joint venture partner have each provided a line of credit of £12 million, or $17.2 million, based on exchange rates as of March 31, 2016, for GEOAmey’s operations. As of March 31, 2016, $12.2 million was outstanding.

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing capital projects will be approximately $98.5 million of which $5.9 million was spent through March 31, 2016. We estimate that the remaining capital requirements related to these capital projects will be $92.6 million which will be spent through 2017. Included in these commitments is a contractual commitment to provide a capital contribution towards the design and construction of a prison project in Ravenhall, a locality near Melbourne, Australia, which is estimated to be $84.0 million as of March 31, 2016. This capital contribution is expected to be made in January 2017. Additionally, in connection with the Ravenhall Prison Project, we have a contractual commitment for construction of the facility and have entered into a syndicated facility agreement with National Australia Bank Limited to provide funding for the project up to AUD 791.0 million, or $606.5 million, based on exchange rates as of March 31, 2016.

Liquidity and Capital Resources

Indebtedness

On August 27, 2014, we executed a second amended and restated credit agreement by and among us and GEO Corrections Holdings, Inc., as borrowers, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (the “Credit Agreement”).

The Credit Agreement evidences a credit facility (the “Credit Facility”) consisting of a $296.3 million term loan (the “Term Loan”) bearing interest at LIBOR plus 2.50% (with a LIBOR floor of .75%), and a $700.0 million revolving credit facility (the “Revolver”) initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD 225 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars (the “Australian LC Facility”). At March 31, 2016, we had approximately AUD 215 million in letters of credit outstanding under the Australian LC Facility in connection with certain performance guarantees related to a prison project in Ravenhall, Australia. Amounts to be borrowed by us under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The Revolver component is scheduled to mature on August 27, 2019 and the Term Loan component is scheduled to mature on April 3, 2020.

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

Events of default under the Credit Agreement include, but are not limited to, (i) our failure to pay principal or interest when due, (ii) our material breach of any representation or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) certain material environmental liability claims which have been asserted against us, and (viii) a change in control. We were in compliance with all of the covenants of the Credit Agreement as of March 31, 2016.

As of March 31, 2016, we had $291.8 million in aggregate borrowings outstanding, net of discount, under the Term Loan and $514.0 million in borrowings under the Revolver, and approximately $54.2 million in letters of credit which left $131.8 million in additional borrowing capacity under the Revolver. Refer to Note 9 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

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

In connection with a new design and build prison project agreement in Ravenhall, Australia with the State of Victoria, in September 2014, we entered into a syndicated facility agreement (the “Construction Facility”) with National Australia Bank Limited to provide debt financing for construction of the project. The Construction Facility provides for non-recourse funding up to AUD 791.0 million, or $606.5 million, based on exchange rates as of March 31, 2016. Construction draws will be funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility is through October 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. After October 2019, the Construction Facility will be converted to a term loan with payments due quarterly beginning in 2019 through 2041. In accordance with the terms of the Construction Facility, upon completion and commercial acceptance of the prison, in accordance with the prison contract, the State will make a lump sum payment of AUD 310 million, or $237.7 million, based on exchange rates as of March 31, 2016, towards a portion of the outstanding principal. The remaining outstanding principal balance will be repaid over the term of the operating agreement. As of March 31, 2016, $278.2 million was outstanding under the Construction Facility. We also entered into interest rate swap and interest rate cap agreements related to our non-recourse debt in connection with the project. Refer to Note 8 - Derivative Financial Instruments of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

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

In February 2011, we completed an offering of $300.0 million in aggregate principal amount of our 6.625% Senior Notes. The 6.625% Senior Notes will mature on February 15, 2021 and have a coupon rate and yield to maturity of 6.625%. Interest is payable semi-annually in arrears on February 15 and August 15, which commenced on August 15, 2011. The proceeds received from the 6.625% Senior Notes were used together with $150.0 million of borrowing under our senior credit facility at the time to fund the acquisition of B.I. Incorporated and pay related costs. On April 11, 2016, the Company announced the commencement of a cash tender offer for any and all of its outstanding 6.625% Senior Notes. See the discussion below.

In addition to the debt outstanding under the Credit Facility, the 6.625% Senior Notes, the 5.125% Senior Notes, the 5.875.% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 discussed above, we also have significant debt obligations which, although these obligations are non-recourse to us, require cash expenditures for debt service. Our significant debt obligations could have material consequences. See “Risk Factors-Risks Related to Our High Level of Indebtedness” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. We are exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. We also have guaranteed certain obligations for certain of our international subsidiaries. These non-recourse obligations, commitments and contingencies and guarantees are further discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

On April 18, 2016, we completed an offering of $350 million aggregate principal amount of the 6.00% Senior Notes. The 6.00% Senior Notes were offered and sold in a registered offering pursuant to the Underwriting Agreement among GEO, certain of the Company’s domestic subsidiaries, as guarantors and Wells Fargo Securities, LLC, as representative for the underwriters named therein. The 6.00% Senior Notes were issued by us pursuant to the Base Indenture, by and between GEO and Wells Fargo Bank, National Association, as trustee, as supplemented by the Second Supplemental Indenture, by and among GEO, the guarantors and the trustee which governs the terms of the 6.00% Senior Notes. The sale of the 6.00%

Senior Notes was registered under our existing shelf registration statement on Form S-3 filed on September 12, 2014, as amended (File No. 333-198729). The 6.00% Senior Notes were issued at a coupon rate and yield to maturity of 6.00%. Interest on the 6.00% Senior Notes will be payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2016. The 6.00% Senior Notes mature on April 15, 2026. We used used part of the net proceeds to fund the tender offer or the repurchase, redemption or other discharge of any and all of our 6.625% Senior Notes (see discussion below), to pay all related fees, costs and expenses and for general corporate purposes including repaying borrowings under our Revolver. Loan costs of approximately $7 million were incurred and capitalized in connection with the offering in the second quarter of 2016.

On April 11, 2016, we announced that we had commenced a cash tender offer for any and all of our $300 million aggregate principal amount of our 6.625% Senior Notes due 2021 on the terms and subject to the conditions set forth in the Offer to Purchase, the Letter of Transmittal and the Notice of Guaranteed Delivery. On April 15, 2016, the tender offer expired. On April 18, 2016, we completed the purchase of approximately $231 million in aggregate principal amount of our 6.625% Senior Notes validly tendered in connection with our tender offer on or prior to the expiration time. In May 2016, we expect to complete the redemption of the remaining 6.625% Senior Notes in connection with the terms of the notice of redemption delivered to the note holders on April 20, 2016 pursuant to the terms of the indenture governing the 6.625% Senior Notes. We financed the purchase of the 6.625% Senior Notes under the tender offer with part of the net cash proceeds from the 6.00% Senior Notes (see discussion above). As a result of the tender offer and anticipated redemption, we incurred an approximate $16 million loss on extinguishment related to the tender premium and deferred costs associated with the 6.625% Senior Notes in the second quarter of 2016.

We consider opportunities for future business and/or asset acquisitions as we deem appropriate when market conditions present opportunities. If we are successful in our pursuit of any new projects, our cash on hand, cash flows from operations and borrowings under the existing Credit Facility may not provide sufficient liquidity to meet our capital needs and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. In the future, our access to capital and ability to compete for future capital intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the 6.625% Senior Notes, the indenture governing the 5.125% Senior Notes, the indenture governing the 5.875% Senior Notes due 2022, the indenture governing the 5.875% Senior Notes due 2024, the indenture governing the 6.00% Senior Notes due 2026 and our Credit Agreement. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we expect to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

Prospectus Supplement

On May 8, 2013, the Company filed with the Securities and Exchange Commission a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $100.0 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, were to be made in negotiated transactions or transactions that were deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. On July 18, 2014, the Company filed with the Securities and Exchange Commission a post-effective amendment to its shelf registration statement on Form S-3 (pursuant to which the prospectus supplement had been filed) as a result of the merger of the Company into The GEO Group REIT, Inc. effective June 27, 2014. There were no shares of the Company’s common stock sold under the prospectus supplement during the year ended December 31, 2015 nor the three months ended March 31, 2016.

In September 2014, the Company filed with the Securities and Exchange Commission a new automatic shelf registration statement on Form S-3. On November 10, 2014, in connection with the new shelf registration, the Company filed with the Securities and Exchange Commission a new prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $150.0 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of the Company’s stock issued under this prospectus supplement during the year ended December 31, 2015 nor the three months ended March 31, 2016.

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

We plan to fund all of our capital needs, including distributions of our REIT taxable income in order to maintain our REIT qualification, and capital expenditures, from cash on hand, cash from operations, borrowings under our Credit Facility and any other financings which our management and Board of Directors, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under the $700.0 million Revolver. Our management believes that cash on hand, cash flows from operations and availability under our Credit Facility will be adequate to support our capital requirements for 2016 through 2017 as disclosed under “Capital Requirements” above.

Executive Retirement Agreement

We have a non-qualified deferred compensation agreement with our Chief Executive Officer (“CEO”). The current agreement, as amended, provides for a lump sum payment upon retirement, no sooner than age 55. As of January 1, 2013, our CEO had reached age 55 and was eligible to receive the payment upon retirement. If our CEO had retired as of March 31, 2016, we would have had to pay him $7.7 million. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity.

Off-Balance Sheet Arrangements

Except as discussed above, and in the notes to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q, we do not have any off-balance sheet arrangements.

Cash Flow

Cash and cash equivalents as of March 31, 2016 was $23.2 million, compared to $59.6 million as of December 31, 2015.

Operating Activities

Cash used in operating activities amounted to $(17.5) million for the three months ended March 31, 2016 versus cash provided by operating activities of $60.7 million for the three months ended March 31, 2015. Cash used in operating activities during the three months ended March 31, 2016 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, and stock-based compensation expense. Equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets increased in total by $22.6 million, representing a negative impact on cash. The increase was primarily driven by new facility activations as well as the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities decreased by $13.8 million which negatively impacted cash. The decrease was primarily driven by the timing of payments.

Additionally, cash provided by operating activities for the three months ended March 31, 2016 was negatively impacted by an increase in changes in contract receivable of $47.0 million. This increase relates to costs incurred and estimated earnings in excess of billings related to the prison project in Ravenhall, Australia. The contract receivable is expected to grow as construction services are performed and will continue to have a negative impact on cash from operating activities until the balance is ultimately settled with the State. In accordance with the contract, the project will not be billed out until completion and commercial acceptance of the facility by the State.

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

Investing Activities

Cash used in investing activities of $69.4 million during the three months ended March 31, 2016 was primarily the result of capital expenditures of $28.4 million and changes in restricted cash of $41.0 million. Cash used in investing activities of $349.0 million during the three months ended March 31, 2015 was primarily the result of our business acquisition of the LCS Facilities in the amount of $307.4 million and capital expenditures of $34.2 million.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2016 amounted to $48.7 million compared to cash provided by financing activities of $317.2 million during the three months ended March 31, 2015. Cash provided by financing activities during the three months ended March 31, 2016 was primarily the result of proceeds from long-term debt of $117.0 million under our Revolver. Additionally, we had proceeds from non-recourse debt of $71.2 million related to construction draws for our prison project in Ravenhall, Australia. These increases were partially offset by a decrease for dividends paid of $48.5 million and payments on long-term debt of $88.8 million. Cash provided by financing activities during the three months ended March 31, 2015 was primarily the result of proceeds from long-term debt of $371.0 million under our Revolver which was primarily used to fund the acquisition of the LCS Facilities. Additionally, we had proceeds from non-recourse debt of $33.0 million related to construction draws for our prison project in Ravenhall, Australia. These increases were partially offset by a decrease for dividends paid of $46.0 million and payments on long-term debt of $38.8 million.

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

Normalized FFO is defined as FFO adjusted for certain items which by their nature are not comparable from period to period or that tend to obscure the Company’s actual operating performance, including for the periods presented start-up expenses, net of tax and mergers and acquisitions (“M&A”) related expenses, net of tax.

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

Our reconciliation of net income attributable to The GEO Group, Inc. to FFO, Normalized FFO and AFFO for the months ended March 31, 2016 and 2015 is as follows (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Funds From Operations
Net income attributable to The GEO Group, Inc.	$32,350	$28,777

Real estate related depreciation and amortization	15,142	13,885

NAREIT Defined FFO	47,492	42,662

Start-up expenses, net of tax	1,190	—

M&A related expenses, net of tax	—	1,559

Normalized Funds from Operations	$48,682	$44,221

Non-real estate related depreciation and amortization	13,309	11,055

Consolidated maintenance capital expenditures	(5,240)	(6,661)
Stock-based compensation expense	3,241	2,621

Amortization of debt issuance costs, discount and/or premium and other non-cash interest	2,366	1,695

Adjusted Funds from Operations	$62,358	$52,931

Outlook

The following discussion contains statements that are not historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statements. Please refer to “Part I - Item 1A. Risk Factors” and the “Forward Looking Statements - Safe Harbor” sections in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as well as the “Forward-Looking Statements - Safe Harbor” section and other disclosures contained in this Form 10-Q for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.

Revenue

Domestically, we continue to pursue a number of opportunities for corrections and detention facilities. Continued need for corrections facilities in various states and the need for bed space at the federal level are two of the factors that have contributed to these opportunities.

During the fourth quarter of 2015, we activated a 626-bed expansion to the company-owned, 532-bed Karnes County Residential Center in Texas under an amendment to our existing contract with Karnes County, Texas and the existing intergovernmental service agreement between Karnes County and ICE. Additionally, we assumed management of the 3,400-bed Arizona State Prison in Kingman, Arizona under an assignment, from the previous operator, of the existing managed-only contract with the State of Arizona.

We continue to be encouraged by opportunities as discussed above; however any positive trends may, to some extent, be adversely impacted by government budgetary constraints in the future. While state finances overall are stable, future budgetary pressures may cause state correctional agencies to pursue a number of cost savings initiatives which may include reductions in per diem rates and/or the scope of services provided by private operators. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Additionally, if state budgetary constraints, as discussed above, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations, contract non-renewals, and/or contract re-bids. Although we have historically had a relatively high contract renewal rate, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.

Internationally, we are exploring a number of opportunities in our current markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk. In September 2014, we announced that a consortium led by us and comprised of The GEO Group Australia Pty. Ltd., John Holland Construction and Honeywell signed a contract with the Department of Justice in the State of Victoria for the development and operation of a 1,300-bed capacity prison in Ravenhall, Australia. The Ravenhall facility will be developed under a public-private partnership financing structure with a capital contribution from us of approximately AUD 115 million, or $88.2 million, based on exchange rates as of March 31, 2016, and we anticipate returns on investment consistent with our company-owned facilities.

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

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related cost represented 52.6% of our operating expenses during the three months ended March 31, 2016. Additional significant operating expenses include food, utilities and inmate medical costs. During the three months ended March 31, 2016, operating expenses totaled 76.2% of our consolidated revenues. Our operating expenses as a percentage of revenues in 2016 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2016, we will incur carrying costs for facilities that are currently vacant. As of March 31, 2016, our worldwide operations include the management and/or ownership of approximately 87,000 beds at 104 correctional and detention facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 127,000 offenders and pre-trial defendants, including approximately 83,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During the three months ended March 31, 2016, general and administrative expenses totaled 6.7% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenues in 2016 to remain consistent or decrease as a result of cost savings initiatives and decreases in nonrecurring costs related to our REIT conversion. We expect business development costs to remain consistent or increase slightly as we pursue additional business development opportunities in all of our business lines. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

Idle Facilities

We are currently marketing approximately 3,300 vacant beds at four of our idle facilities to potential customers. The annual carrying cost of our idle facilities in 2016 is estimated to be $12.7 million including depreciation expense of $1.5 million. As of March 31, 2016, these facilities had a net book value of $34.9 million. We currently do not have any firm commitment or agreement in place to activate these facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. These idle facilities are included in the U.S. Corrections & Detention segment. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if all of these idle facilities were to be activated using our U.S. Corrections & Detention average per diem rate in 2015 (calculated as the U.S. Corrections & Detention revenue divided by the number of U.S. Corrections & Detention mandays) and based on the average occupancy rate in our U.S. Corrections & Detention facilities through March 31, 2016, we would expect to receive incremental annualized revenue of approximately $70 million and an annualized increase in earnings per share of approximately $0.20 to $0.25 per share based on our average U.S. Corrections and Detention operating margin.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Credit Facility. Payments under the Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Credit Facility of $805.3 million and $54.2 million in outstanding letters of credit, as of March 31, 2016, for every one percent increase in the average interest rate applicable to the Credit Facility, our total annual interest expense would increase by $8.1 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the Australian dollar, the Canadian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at March 31, 2016, every 10 percent change in historical currency rates would have approximately a $1.1 million effect on our financial position and approximately a $0.2 million impact on our results of operations during the three months ended March 31, 2016.

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

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015 includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	777	$27.14	—	$—
February 1, 2016 - February 29, 2016	273	$28.66	—	$—
March 1, 2016 - March 31, 2016	55,484	$30.16	—	$—

Total	56,534	$—	—	$—

(1)	The Company withheld these shares through net share settlements to satisfy minimum statutory tax withholding requirements upon vesting of shares of restricted stock held by employees. These purchases were not made as part of a publicly announced plan or program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

(A) Exhibits

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date: May 3, 2016	/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer (duly authorized officer and principal financial officer)