Form 10-Q
period 2016-06-30
GEO GROUP INC
filed 2016-08-05
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 2, 2016, the registrant had 74,992,196 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2016 AND 2015

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues	$548,350	$445,945	$1,058,535	$873,314
Operating expenses	416,837	333,930	805,343	651,839
Depreciation and amortization	28,652	26,560	57,103	51,501
General and administrative expenses	36,904	32,174	70,965	64,022

Operating income	65,957	53,281	125,124	105,952
Interest income	5,902	2,868	10,459	4,941
Interest expense	(31,089)	(26,651)	(60,455)	(51,297)
Loss on extinguishment of debt	(15,866)	—	(15,866)	—

Income before income taxes and equity in earnings of affiliates	24,904	29,498	59,262	59,596
Provision for income taxes	3,879	2,369	7,030	5,196
Equity in earnings of affiliates, net of income tax provision of $728, $516, $1,199 and $1,128, respectively	2,131	1,124	3,250	2,610

Net income	23,156	28,253	55,482	57,010
Net loss attributable to noncontrolling interests	53	38	77	58

Net income attributable to The GEO Group, Inc.	$23,209	$28,291	$55,559	$57,068

Weighted-average common shares outstanding:
Basic	74,044	73,665	73,960	73,607
Diluted	74,319	73,903	74,254	73,894
Net income per common share attributable to The GEO Group, Inc.:
Basic:
Net income per common share attributable to The GEO Group, Inc. - basic	$0.31	$0.38	$0.75	$0.78

Diluted:
Net income per common share attributable to The GEO Group, Inc. - diluted	$0.31	$0.38	$0.75	$0.77

Dividends declared per share	$0.65	$0.62	$1.30	$1.24

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2016 AND 2015

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income	$23,156	$28,253	$55,482	$57,010
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(413)	(287)	1,101	(1,968)
Pension liability adjustment, net of tax provision of $20, $21, $41 and $42, respectively	33	40	65	77
Unrealized (loss) gain on derivative instrument classified as cash flow hedge, net of tax (provision) benefit of $391, $(869), $817 and $(150), respectively	(2,198)	5,097	(4,642)	1,017

Total other comprehensive (loss) income, net of tax	(2,578)	4,850	(3,476)	(874)

Total comprehensive income	20,578	33,103	52,006	56,136
Comprehensive loss attributable to noncontrolling interests	52	43	68	81

Comprehensive income attributable to The GEO Group, Inc.	$20,630	$33,146	$52,074	$56,217

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2016 AND DECEMBER 31, 2015

(In thousands, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$38,865	$59,638
Restricted cash and investments	72,453	8,489
Accounts receivable, less allowance for doubtful accounts of $4,092 and $3,088, respectively	297,253	314,097
Current deferred income tax assets	—	27,914
Prepaid expenses and other current assets	29,072	28,208

Total current assets	437,643	438,346

Restricted Cash and Investments	22,536	20,236
Property and Equipment, Net	1,913,670	1,916,386
Contract Receivable	302,575	174,141
Direct Finance Lease Receivable	—	1,826
Non-Current Deferred Income Tax Assets	24,154	7,399
Goodwill	615,446	615,438
Intangible Assets, Net	214,023	224,148
Other Non-Current Assets	70,399	64,307

Total Assets	$3,600,446	$3,462,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$92,636	$77,523
Accrued payroll and related taxes	50,533	48,477
Accrued expenses and other current liabilities	128,549	135,483
Current portion of capital lease obligations, long-term debt and non-recourse debt	17,150	17,141

Total current liabilities	288,868	278,624

Non-Current Deferred Income Tax Liabilities	—	11,471
Other Non-Current Liabilities	92,291	87,694
Capital Lease Obligations	8,075	8,693
Long-Term Debt	1,869,281	1,855,810
Non-Recourse Debt	374,434	213,098
Commitments, Contingencies and Other (Note 10)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 74,972,436 and 74,642,859 issued and outstanding, respectively	750	747
Additional paid-in capital	885,497	879,599
Earnings in excess of distributions	117,108	158,796
Accumulated other comprehensive loss	(35,889)	(32,404)

Total shareholders’ equity attributable to The GEO Group, Inc.	967,466	1,006,738
Noncontrolling interests	31	99

Total shareholders’ equity	967,497	1,006,837

Total Liabilities and Shareholders’ Equity	$3,600,446	$3,462,227

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE SIX MONTHS ENDED

JUNE 30, 2016 AND 2015

(In thousands)

	Six Months Ended
	June 30, 2016	June 30, 2015
Cash Flow from Operating Activities:
Net income	$55,482	$57,010
Net loss attributable to noncontrolling interests	77	58

Net income attributable to The GEO Group, Inc.	55,559	57,068
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	57,103	51,501
Stock-based compensation	6,489	5,578
Loss on extinguishment of debt	15,866	—
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	5,027	3,216
Provision for doubtful accounts	1,170	323
Equity in earnings of affiliates, net of tax	(3,250)	(2,610)
Income tax deficiency (benefit) related to equity compensation	791	(651)
Loss on sale/disposal of property and equipment	172	(745)
Changes in assets and liabilities, net of effects of acquisitions:
Changes in accounts receivable, prepaid expenses and other assets	14,047	13,955
Changes in contract receivable	(124,273)	(46,600)
Changes in accounts payable, accrued expenses and other liabilities	9,551	(1,237)

Net cash provided by operating activities	38,252	79,798

Cash Flow from Investing Activities:
Acquisition of LCS, cash consideration	—	(307,403)
Acquisition of SoberLink, cash consideration	—	(24,402)
Insurance proceeds - damaged property	548	901
Proceeds from sale of property and equipment	43	123
Change in restricted cash and investments	(65,853)	(5,417)
Capital expenditures	(46,014)	(71,694)

Net cash used in investing activities	(111,276)	(407,892)

Cash Flow from Financing Activities:
Proceeds from long-term debt	641,000	518,000
Payments on long-term debt	(627,506)	(134,744)
Payments on non-recourse debt	(3,044)	(4,513)
Proceeds from non-recourse debt	159,068	49,731
Taxes paid related to net share settlements of equity awards	(2,257)	(1,784)
Proceeds from issuance of common stock in connection with ESPP	224	218
Debt issuance costs	(19,497)	(2,438)
Income tax (deficiency) benefit related to equity compensation	(791)	651
Proceeds from the exercise of stock options	2,057	2,037
Cash dividends paid	(97,247)	(92,254)

Net cash provided by financing activities	52,007	334,904
Effect of Exchange Rate Changes on Cash and Cash Equivalents	244	(1,103)

Net (Decrease) Increase in Cash and Cash Equivalents	(20,773)	5,707
Cash and Cash Equivalents, beginning of period	59,638	41,337

Cash and Cash Equivalents, end of period	$38,865	$47,044

Supplemental Disclosures:
Non-cash Investing and Financing activities:
Capital expenditures in accounts payable and accrued expenses	$2,204	$2,536

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

The Company’s unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2016 for the year ended December 31, 2015. The accompanying December 31, 2015 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results for the entire year ending December 31, 2016, or for any other future interim or annual periods.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company’s goodwill balances from December 31, 2015 to June 30, 2016 are as follows (in thousands):

	December 31, 2015	Foreign Currency Translation	June 30, 2016
U.S. Corrections & Detention	$277,774	$—	$277,774
GEO Care	337,257	—	337,257
International Services	407	8	415

Total Goodwill	$615,438	$8	$615,446

The Company has also recorded other finite and indefinite-lived intangible assets as a result of its various business combinations. The Company’s intangible assets include customer relationships, facility management contracts, trade names and technology, as follows (in thousands):

	June 30, 2016				December 31, 2015
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts and customer relationships	15.6	$233,076	$(79,377)	$153,699	$233,041	$(71,538)	$161,503
Technology	7.3	33,700	(18,576)	15,124	33,700	(16,255)	17,445
Trade name (Indefinite lived)	Indefinite	45,200	—	45,200	45,200	—	45,200

Total acquired intangible assets		$311,976	$(97,953)	$214,023	$311,941	$(87,793)	$224,148

Amortization expense was $5.1 million and $10.2 million for the three and six months ended June 30, 2016, respectively. Amortization expense was $4.8 million and $9.1 million for the three and six months ended June 30, 2015, respectively. Amortization expense was primarily related to the U.S. Corrections & Detention and GEO Care segments’ amortization of acquired facility management contracts. As of June 30, 2016, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 1.6 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the current contractual periods.

Estimated amortization expense related to the Company’s finite-lived intangible assets for the remainder of 2016 through 2020 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2016	$10,160
2017	20,323
2018	17,463
2019	17,135
2020	17,135
Thereafter	86,607

$168,823

3. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

		Fair Value Measurements at June 30, 2016
	Carrying Value at June 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment:
Rabbi Trust	$14,973	$—	$14,973	$—
Fixed income securities	1,833	—	1,833	—
Interest rate cap derivatives	13	—	$13	—
Liabilities:
Interest rate swap derivatives	$26,288	$—	$26,288	$—

		Fair Value Measurements at December 31, 2015
	Carrying Value at December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$13,071	$—	$13,071	$—
Fixed income securities	1,717	—	1,717	—
Interest rate cap derivatives	93	—	93	—
Liabilities:
Interest rate swap derivatives	$20,835	$—	$20,835	$—

The Company’s Level 2 financial instruments included in the tables above as of June 30, 2016 and December 31, 2015 consist of interest rate swap derivative liabilities and interest rate cap derivative assets held by the Company’s Australian subsidiary, the Company’s rabbi trust established for GEO employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and an investment in Canadian dollar denominated fixed income securities.

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

4. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at June 30, 2016 and December 31, 2015 (in thousands):

		Estimated Fair Value Measurements at June 30, 2016
	Carrying Value as of June 30, 2016	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$38,865	$38,865	$38,865	$—	$—
Restricted cash and investments	80,016	80,016	75,160	4,856	—
Liabilities:
Borrowings under senior credit facility	$741,000	$741,728	$—	$741,728	$—
5.875% Senior Notes due 2024	250,000	253,438	—	253,438	—
5.125% Senior Notes	300,000	292,500	—	292,500	—
5.875% Senior Notes due 2022	250,000	253,438	—	253,438	—
6.00% Senior Notes	350,000	351,313	—	351,313	—
Non-recourse debt, Australian subsidiary	366,164	366,120	—	366,120	—
Other non-recourse debt, including current portion	42,668	45,047	—	45,047	—

		Estimated Fair Value Measurements at December 31, 2015
	Carrying Value as of December 31, 2015	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$59,638	$59,638	$59,638	$—	$—
Restricted cash and investments	15,654	15,654	11,536	4,118	—
Liabilities:
Borrowings under senior credit facility	$777,500	$777,500	$—	$777,500	$—
5.875% Senior Notes due 2024	250,000	245,783	—	245,783	—
5.125% Senior Notes	300,000	285,189	—	285,189	—
5.875% Senior Notes due 2022	250,000	248,125	—	248,125	—
6.625% Senior Notes	300,000	308,625	—	308,625	—
Non-recourse debt, Australian subsidiary	204,539	204,531	—	204,531	—
Other non-recourse debt, including current portion	42,592	43,353	—	43,353	—

The fair values of the Company’s cash and cash equivalents, and restricted cash approximates the carrying values of these assets at June 30, 2016 and December 31, 2015. Restricted cash consists of money market funds, bank deposits, commercial paper and time deposits used for payments on the Company’s non-recourse debt, asset replacement funds contractually required to be maintained at the Company’s Australian subsidiary and contractual commitments related to the design and construction of a new facility in Ravenhall Australia. The fair value of the money market funds and bank deposits is based on quoted market prices (Level 1) and the fair value of commercial paper and time deposits is based on market prices for similar instruments (Level 2).

The fair values of the Company’s 5.875% senior unsecured notes due 2022 (“5.875% Senior Notes due 2022”), 5.875% senior unsecured notes due 2024 (“5.875% Senior Notes due 2024”), 6.625% senior unsecured notes due 2021 (“6.625 Senior Notes”), 6.00% senior unsecured notes due 2026 (“6.00% Senior Notes”), and the 5.125% senior unsecured notes due 2023 (“5.125% Senior Notes”), although not actively traded, are based on published financial data for these instruments. On April 18, 2016, the Company completed an offering of $350 million aggregate principal amount of the 6.00% Senior Notes. The Company used part of the net proceeds to fund the tender offer or the repurchase, redemption or other discharge of any and all of its 6.625% Senior Notes. Refer to Note 9 - Debt. The fair values of the Company’s non-recourse debt related to the Washington Economic Development Finance Authority (“WEDFA”) is based on market prices for similar instruments. The fair value of the non-recourse debt related to the Company’s Australian subsidiary is estimated using a discounted cash flow model based on current Australian borrowing rates for similar instruments. The fair value of borrowings under the senior credit facility is based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.

5. SHAREHOLDERS’ EQUITY

The following table presents the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests (in thousands):

	Common shares		Additional Paid-In	Earnings in Excess of	Accumulated Other Comprehensive	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Distributions	Loss	Interests	Equity
Balance, December 31, 2015	74,643	$747	$879,599	$158,796	$(32,404)	$99	$1,006,837
Proceeds from exercise of stock options	93	—	2,057	—	—	—	2,057
Tax deficiency related to equity compensation	—	—	(791)	—	—	—	(791)
Stock-based compensation expense	—	—	6,489	—	—	—	6,489
Restricted stock granted	349	3	(3)	—	—	—	—
Restricted stock canceled	(48)	—	—	—	—	—	—
Dividends paid	—	—	—	(97,247)	—	—	(97,247)
Shares withheld for net settlements of share-based awards	(72)	—	(2,257)	—	—	—	(2,257)
Other adjustments to additional paid-in-capital	—	—	179	—	—	—	179
Issuance of common stock - ESPP	7	—	224	—	—	—	224
Net income (loss)	—	—	—	55,559	—	(77)	55,482
Other comprehensive (loss) income	—	—	—	—	(3,485)	9	(3,476)

Balance, June 30, 2016	74,972	$750	$885,497	$117,108	$(35,889)	$31	$967,497

During the six months ended June 30, 2016, the Company withheld shares through net share settlements to satisfy minimum statutory tax withholding requirements upon vesting of shares of restricted stock held by employees.

REIT Distributions

As a REIT, GEO is required to distribute annually at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain) and began paying regular quarterly REIT dividends in 2013. The amount, timing and frequency of future dividends, however, will be at the sole discretion of GEO’s Board of Directors (the “Board”) and will be declared based upon various factors, many of which are beyond GEO’s control, including, GEO’s financial condition and operating cash flows, the amount required to maintain REIT status, limitations on distributions in GEO’s existing and future debt instruments, limitations on GEO’s ability to fund distributions using cash generated through GEO’s taxable REIT subsidiaries (“TRSs”) and other factors that GEO’s Board may deem relevant.

During the six months ended June 30, 2016 and the year ended December 31, 2015, respectively, GEO declared and paid the following regular cash distributions to its shareholders as follows:

Declaration Date	Record Date	Payment Due	Distribution Per Share	Aggregate Payment Amount (in millions)
February 6, 2015	February 17, 2015	February 27, 2015	$0.62	$46.0
April 29, 2015	May 11, 2015	May 21, 2015	$0.62	$46.3
July 31, 2015	August 14, 2015	August 24, 2015	$0.62	$46.3
November 3, 2015	November 16, 2015	November 25, 2015	$0.65	$48.5
February 3, 2016	February 16, 2016	February 26, 2016	$0.65	$48.5
April 20, 2016	May 2, 2016	May 12, 2016	$0.65	$48.7

Prospectus Supplement

On May 8, 2013, the Company filed with the Securities and Exchange Commission a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $100.0 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, were to be made in negotiated transactions or transactions that were deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. On July 18, 2014, the Company filed with the Securities and Exchange Commission a post-effective amendment to its shelf registration statement on Form S-3 (pursuant to which the prospectus supplement had been filed) as a result of the merger of the Company into GEO REIT effective June 27, 2014. There were no shares of the Company’s common stock sold under the prospectus supplement during the year ended December 31, 2015 nor the six months ended June 30, 2016.

In September 2014, the Company filed with the Securities and Exchange Commission a new automatic shelf registration statement on Form S-3. On November 10, 2014, in connection with the new shelf registration, the Company filed with the Securities and Exchange Commission a new prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $150.0 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of the Company’s stock issued under this prospectus supplement during the year ended December 31, 2015 nor the six months ended June 30, 2016.

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

The components of accumulated other comprehensive income (loss) attributable to GEO within shareholders’ equity are as follows:

	Six Months Ended June 30, 2016
	(In thousands)
	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc. (1)	Unrealized (loss)/gain on derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, December 31, 2015	$(11,747)	$(17,697)	$(2,960)	$(32,404)
Current-period other comprehensive (loss) income	1,092	(4,642)	65	(3,485)

Balance, June 30, 2016	$(10,655)	$(22,339)	$(2,895)	$(35,889)

(1)	The foreign currency translation related to noncontrolling interests was not significant at June 30, 2016 or December 31, 2015.

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

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. For options granted during the six months ended June 30, 2016, the fair value was estimated using the following assumptions: (i) volatility of 25%; (ii) expected term of 5.00 years; (iii) risk free interest rate of 1.45%; and (iv) expected dividend yield of 8.85%. A summary of the activity of stock option awards issued and outstanding under Company plans is as follows for the six months ended June 30, 2016:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at December 31, 2015	749	$29.98	6.85	$3,057
Options granted	295	29.39
Options exercised	(93)	21.20
Options forfeited/canceled/expired	(46)	35.14

Options outstanding at June 30, 2016	905	$30.42	7.45	$5,323

Options vested and expected to vest at June 30, 2016	848	$30.23	7.34	$5,136

Options exercisable at June 30, 2016	472	$27.45	6.09	$3,955

During the six months ended June 30, 2016, the Company granted approximately 295,000 options to certain employees which had a weighted-average grant-date fair value of $2.08 per share. For the six months ended June 30, 2016 and June 30, 2015, the amount of stock-based compensation expense related to stock options was $0.3 million and $0.5 million, respectively. As of June 30, 2016, the Company had $1.1 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 3.0 years.

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

A summary of the activity of restricted stock outstanding is as follows for the six months ended June 30, 2016:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at December 31, 2015	863	$39.74
Granted	349	30.21
Vested	(248)	36.29
Forfeited/canceled	(48)	39.14

Restricted stock outstanding at June 30, 2016	916	$36.26

During the six months ended June 30, 2016, the Company granted approximately 349,000 shares of restricted stock to certain employees and executive officers. Of these awards, 115,000 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2016, 2017 and 2018.

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

For the six months ended June 30, 2016 and June 30, 2015, the Company recognized $6.1 million and $5.0 million, respectively, of compensation expense related to its restricted stock awards. As of June 30, 2016, the Company had $26.0 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 2.6 years.

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

The Plan is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Plan are made on the last day of each month. During the six months ended June 30, 2016, 7,362 shares of the Company’s common stock were issued in connection with the Plan.

7. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing the net income from continuing operations attributable to The GEO Group, Inc. by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share were calculated for the six months ended June 30, 2016 and June 30, 2015 as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income	$23,156	$28,253	$55,482	$57,010
Net loss attributable to noncontrolling interests	53	38	77	58
Net income attributable to The GEO Group, Inc.	23,209	28,291	55,559	57,068
Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	74,044	73,665	73,960	73,607

Per share amount	$0.31	$0.38	$0.75	$0.78

Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	74,044	73,665	73,960	73,607
Dilutive effect of equity incentive plans	275	238	294	287
Weighted average shares assuming dilution	74,319	73,903	74,254	73,894

Per share amount	$0.31	$0.38	$0.75	$0.77

Three Months

For the three months ended June 30, 2016, 255,463 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share (“EPS”) because the effect would be anti-dilutive. There were 178,574 common stock equivalents from restricted shares that were anti-dilutive.

For the three months ended June 30, 2015, 249,506 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 264,500 common stock equivalents from restricted shares that were anti-dilutive.

Six Months

For the six months ended June 30, 2016, 543,098 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive. There were 265,089 common stock equivalents from restricted shares that were anti-dilutive.

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

Australia - Fulham

The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on its variable rate non-recourse debt (related to its Fulham facility) to 9.7%. The Company has determined the swap, which has a notional amount of AUD 50.9 million, or $37.9 million, based on exchange rates in effect as of June 30, 2016, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt, to be an effective cash flow hedge. Accordingly, the Company records the change in the fair value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total unrealized gains recorded in other comprehensive income, net of tax, related to this cash flow hedge were not significant for the six months ended June 30, 2016 and 2015. The total fair value of the swap liability was not significant as of June 30, 2016 and December 31, 2015, respectively, and is recorded as a component of other non-current liabilities within the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).

Australia - Ravenhall

The Company’s Australian subsidiary has entered into interest rate swap agreements to fix the interest rate on its variable rate non-recourse debt related to a prison project in Ravenhall, a locality near Melbourne, Australia to 3.3% during the design and construction phase and 4.2% during the project’s operating phase. The swaps’ notional amounts coincide with construction draw fixed commitments throughout the project. At June 30, 2016, the swaps had a notional amount of approximately AUD 483 million, or $359 million, based on exchange rates at June 30, 2016, related to the outstanding draws for the design and construction phase and approximately AUD 466 million, or $347 million, based on exchange rates at June 30, 2016 related to future construction draws. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the non-recourse debt and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in the fair value of the interest rate swaps in accumulated other comprehensive income, net of applicable income taxes. Total unrealized loss recorded in other comprehensive income, net of tax, related to this cash flow hedge was approximately $4.6 million during the six months ended June 30, 2016. The total fair value of the swap liability as of June 30, 2016 was $26.2 million and is recorded as a component of Other Non-Current liabilities within the accompanying consolidated balance sheet. There was no material ineffectiveness for the periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss).

Additionally, upon completion and commercial acceptance of the prison project, the Department of Justice in the State of Victoria (the “State”) in accordance with the prison contract, will make a lump sum payment of AUD 310 million, or approximately $231 million, based on exchange rates at June 30, 2016, towards a portion of the outstanding principal of the non-recourse debt. The Company’s Australian subsidiary also entered into interest rate cap agreements in September 2014 giving the Company the option to cap the interest rate on its variable non-recourse debt related to the project in the event that the completion of the prison project is delayed which could delay the State’s payment. The Company paid $1.7 million for the interest rate cap agreements. These instruments do not meet the requirements for hedge accounting, and therefore, changes in fair value of the interest rate caps are recorded in earnings. Total losses related to a decrease in the fair value of the interest rate cap assets were not significant during the six months ended June 30, 2016. The total fair value of the interest rate cap assets was not significant as of June 30, 2016 and December 31, 2015, respectively and is recorded as a component of other non-current assets within the accompanying consolidated balance sheets.

9. DEBT

Debt outstanding as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Senior Credit Facility:
Term loan	$291,000	$292,500
Unamortized debt issuance costs on term loan	(431)	(486)
Revolver	450,000	485,000

Total Senior Credit Facility	$740,569	$777,014
6.00% Senior Notes
Notes Due in 2026	350,000	—
Unamortized debt issuance costs	(5,932)	—
Total 6.00% Senior Notes due 2026	344,068	—
5.875% Senior Notes
Notes Due in 2024	250,000	250,000
Unamortized debt issuance costs	(3,960)	(4,140)

Total 5.875% Senior Notes Due in 2024	246,040	245,860
5.125% Senior Notes:
Notes due in 2023	300,000	300,000
Unamortized debt issuance costs	(5,078)	(5,358)

Total 5.125% Senior Notes Due in 2023	294,922	294,642
5.875% Senior Notes
Notes Due in 2022	250,000	250,000
Unamortized debt issuance costs	(4,250)	(4,564)

Total 5.875% Senior Notes Due in 2022	245,750	245,436
6.625% Senior Notes:
Notes due in 2021	—	300,000
Unamortized debt issuance costs	—	(5,198)

Total 6.625% Senior Notes Due in 2021	—	294,802
Non-Recourse Debt :
Non-Recourse Debt	409,304	247,679
Unamortized debt issuance costs on non-recourse debt	(21,779)	(21,369)
Unamortized discount on non-recourse debt	(472)	(548)

Total Non-Recourse Debt	387,053	225,762
Capital Lease Obligations	9,285	9,856
Other debt	1,253	1,370

Total debt	2,268,940	2,094,742
Current portion of capital lease obligations, long-term debt and non-recourse debt	(17,150)	(17,141)
Capital Lease Obligations, long-term portion	(8,075)	(8,693)
Non-Recourse Debt, long-term portion	(374,434)	(213,098)

Long-Term Debt	$1,869,281	$1,855,810

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, “Interest-Imputation of Interest,” which is intended to simplify the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability be presented as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. In accordance with ASU No. 2015-03, the Company adopted the new standard during the six months ended June 30, 2016 and has applied the new guidance on a retrospective basis. Refer to Note 13 - Recent Accounting Pronouncements.

Amended Credit Agreement

On May 19, 2016 (the “Amendment Effective Date”), GEO executed Amendment No. 1, among GEO and GEO Corrections Holdings, Inc. (together with GEO, the “Borrowers”), GEO Australasia Holdings Pty Ltd (“GEO Australasia Holdings”), GEO Australasia Finance Holdings Pty Ltd as trustee for the GEO Australasia Finance Holding Trust (the “Australian Trust”) (the “Australian Trustee”, and together with GEO Australasia Holdings, collectively, the “Australian Borrowers”), the guarantors party thereto, the issuing lenders party thereto, the lenders party thereto and BNP Paribas, as administrative agent (the “Amendment”), to the Second Amended and Restated Credit Agreement, dated as of August 27, 2014, by and among the Borrowers, BNP Paribas, as administrative agent, and the lenders who are, or may from time to time become, a party thereto (the “Existing Credit Agreement”).

The Amendment amends certain terms of the Existing Credit Agreement to effect a revolving credit increase in the amount of $200.0 million, increases to the total leverage thresholds used in the determination of the applicable interest rates, and certain other modifications (the Existing Credit Agreement as so modified, the “Amended Credit Agreement”).

The Amendment provides that each lender (including each Increasing Lender and each Assuming Lender as defined in the Amended Credit Agreement) that executed a lender addendum as a revolving credit lender agrees to provide a revolving credit commitment, inclusive of letters of credit issued thereunder, to the Borrowers at the Amendment Effective Time in an aggregate principal amount equal to $900.0 million (the“Revolving Credit Commitment”) on the terms set forth in the Amended Credit Agreement. In addition, the Amendment increases the principal amount of letters of credit that may be issued under the Revolving Credit Commitment from $175.0 million to $300.0 million.

The Amendment further provides that each Revolving Credit Lender (including each applicable Increasing Lender and each Assuming Lender) that executed a lender addendum as a multicurrency subfacility lender agrees to provide a multicurrency subfacility commitment to the Borrowers and the Australian Borrowers at the Amendment Effective Time in an aggregate principal amount equal to $100.0 million (the “Multicurrency Subfacility Commitment”) on the terms set forth in the Amended Credit Agreement. The aggregate amount of loans and letters of credit that may be issued under the Revolving Credit Commitment and the Multicurrency Subfacility Commitment may not exceed $900.0 million.

Giving effect to the Amendment, the Amended Credit Agreement currently evidences a Credit Facility (the “Credit Facility”) consisting of a $291.0 million Term Loan (the “Term Loan”) bearing interest at LIBOR plus 2.50% (with a LIBOR floor of .75%), and a $900.0 million revolving credit facility (the “Revolver”) initially bearing interest at LIBOR plus 2.25% (with a LIBOR floor of 0.00%) together with AUD225.0 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars (the “Australian LC Facility”). The Amended Credit Agreement also includes a $100.0 million Multicurrency Subfacility Commitment that is part of the Revolver and a $300.0 million letter of credit subfacility that is part of the Revolver. The Amended Credit Agreement also has an accordion feature of $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions. The Term Loan Maturity Date under the Amended Credit Agreement did not change from the Existing Credit Agreement and is April 3, 2020. The Amendment amended the termination date for the Revolving Credit Commitment component to May 19, 2021; provided, that if on October 3, 2019 both the maturity dates of all Term Loans and Incremental Term Loans have not been extended to November 19, 2021 or a later date, and the senior secured leverage ratio exceeds 2.50 to 1.00, then the termination date of the Revolving Credit Commitments will be October 3, 2019. The Amendment amended the maturity date for the performance letter of credit component of the Australian LC Facility to October 1, 2016, and the maturity date for the financial letter of credit component of the Australian LC Facility to February 15, 2017.

The Amended Credit Agreement contains certain customary representations and warranties, and certain customary covenants that restrict GEO’s ability to, among other things (i) create, incur or assume any indebtedness, (ii) create, incur, assume or permit liens, (iii) make loans and investments, (iv) engage in mergers, acquisitions and asset sales, (v) make certain restricted payments, (vi) issue, sell or otherwise dispose of capital stock, (vii) engage in transactions with affiliates, (viii) allow the total leverage ratio to exceed 6.25 to 1.00, allow the senior secured leverage ratio to exceed 3.50 to 1.00, or allow the interest coverage ratio to be less than 3.00 to 1.00, (ix) cancel, forgive, make any voluntary or optional payment or prepayment on, or redeem or acquire for value any senior notes, except as permitted, (x) allow the Australian Trustee to resign or retire as trustee of the Australian Trust or cause or permit any other person to become an additional trustee of the Australian Trust or take, or omit to take any action, which might or would result in the retirement, removal or replacement of the Australian Trustee as trustee of the Australian Trust, except as permitted, (xi) alter the business GEO conducts, and (xii) materially impair GEO’s lenders’ security interests in the collateral for its loans.

Events of default under the Amended Credit Agreement include, but are not limited to, (i) GEO’s or any Australian Borrower’s failure to pay principal or interest when due, (ii) GEO’s material breach of any representation or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) certain material environmental liability claims which have been asserted against GEO, (viii) unless the Australian Borrower Resignation Date (as defined in the Amended Credit Agreement) has occurred, certain events involving the Australian Trustee or the Australian Trust occur including the Australian Trustee ceases to be the trustee of the Australian Trust or the Australian Trust is terminated, and (ix) a change in control.

All of the obligations under the Amended Credit Agreement are unconditionally guaranteed by certain domestic subsidiaries of GEO and the Amended Credit Agreement and the related guarantees are secured by a perfected first-priority pledge of substantially all of GEO’s present and future tangible and intangible domestic assets and all present and future tangible and intangible domestic assets of each guarantor, including but not limited to a first-priority pledge of all of the outstanding capital stock owned by GEO and each guarantor in their domestic subsidiaries.

The Australian Borrowers are wholly owned foreign subsidiaries of GEO, and became party to the Amended Credit Agreement by executing the Amendment. Pursuant to the Amendment, GEO designated each of the Australian Borrowers as restricted subsidiaries under the Amended Credit Agreement. However, the Australian Borrowers are not obligated to pay or perform any obligations under the Amended Credit Agreement other than their own obligations as Australian Borrowers under the Amended Credit Agreement. The Australian Borrowers do not pledge any of their assets to secure any obligations under the Amended Credit Agreement.

As of June 30, 2016, the Company had $291.0 million in aggregate borrowings outstanding under the Term Loan, $450.0 million in borrowings under the Revolver, and approximately $54.2 million in letters of credit which left $395.8 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Amended Credit Agreement as of June 30, 2016 was 2.9%.

6.00% Senior Notes due 2026

On April 18, 2016, the Company completed an offering of $350 million aggregate principal amount of 6.00% senior notes due 2026. The 6.00% Senior Notes were offered and sold in a registered offering pursuant to an underwriting agreement, dated as of April 11, 2016 (the “Underwriting Agreement”) among the Company, certain of the Company’s domestic subsidiaries, as guarantors and Wells Fargo Securities, LLC, as representative for the underwriters named therein. The 6.00% Senior Notes were issued by the Company pursuant to the Indenture, dated as of September 25, 2014 (the “Base Indenture”), by and between the Company and Wells Fargo Bank, National Association, as trustee, as supplemented by a Second Supplemental Indenture, dated as of April 18, 2016 (the “Second Supplemental Indenture” and together with the Base Indenture, the “Indenture”), by and among the Company, the guarantors and the trustee which governs the terms of the 6.00% Senior Notes. The sale of the 6.00% Senior Notes was registered under GEO’s existing shelf registration statement on Form S-3 filed on September 12, 2014, as amended (File No. 333-198729). The 6.00% Senior Notes were issued at a coupon rate and yield to maturity of 6.00%. Interest on the 6.00% Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2016. The 6.00% Senior Notes mature on April 15, 2026. The Company used part of the net proceeds to fund the tender offer or the repurchase, redemption or other discharge of any and all of its 6.625% Senior Notes (see discussion below), to pay all related fees, costs and expenses and for general corporate purposes including repaying borrowings under the Company’s Revolver. Loan costs of approximately $6 million were incurred and capitalized in connection with the offering.

6.625% Senior Notes due 2021

On February 10, 2011, the Company completed a private offering of $300.0 million in aggregate principal amount of its 6.625% Senior Notes. Interest on the 6.625% Senior Notes accrued at the stated rate. The Company paid interest semi-annually in arrears on February 15 and August 15 of each year.

On April 11, 2016, the Company announced that it had commenced a cash tender offer for any and all of its $300.0 million aggregate principal amount of its 6.625% Senior Notes due 2021. On April 18, 2016, the Company completed the purchase of $231.0 million in aggregate principal amount of its 6.625% Senior Notes validly tendered in connection with the Company’s tender offer on or prior to the expiration time. On May 20, 2016, the Company completed the redemption of the remaining 6.625% Senior Notes in connection with the terms of the notice of redemption delivered to the note holders on April 20, 2016 pursuant to the terms of the indenture governing the 6.625% Senior Notes. The Company financed the purchase of the 6.625% Senior Notes under the tender offer with part of the net cash proceeds from the 6.00% Senior Notes (see discussion above). As a result of the tender offer and redemption, the Company incurred a $15.9 million loss on extinguishment of debt related to the tender premium and deferred costs associated with the 6.625% Senior Notes.

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

Non-Recourse Debt

Northwest Detention Center

The remaining balance of the original debt service requirement under the $54.4 million note payable (“2011 Revenue Bonds”) to WEDFA will mature in October 2021 with fixed coupon rates of 5.25%, is $43.1 million, of which $6.5 million is classified as current in the accompanying consolidated balance sheet as of June 30, 2016. The payment of principal and interest on the 2011 Revenue Bonds issued by WEDFA is non-recourse to GEO.

As of June 30, 2016, included in current restricted cash and investments and non-current restricted cash and investments is $8.4 million of funds held in trust for debt service and other reserves with respect to the above mentioned note payable to WEDFA.

Australia - Fulham

The non-recourse obligation of the Company totaled $6.2 million (AUD 8.3 million) and $9.0 million (AUD 12.4 million), based on the exchange rates in effect at June 30, 2016 and December 31, 2015, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, based on exchange rates as of June 30, 2016, was $3.7 million. This amount is included in non-current restricted cash and investments and the annual maturities of the future debt obligation are included in Non-Recourse Debt in the accompanying consolidated balance sheets.

Australia - Ravenhall

In connection with a new design and build prison project agreement with the State, the Company entered into a syndicated facility agreement (the “Construction Facility”) with National Australia Bank Limited to provide debt financing for construction of the project. The Construction Facility provides for non-recourse funding up to AUD 791.0 million, or approximately $589.0 million, based on exchange rates as of June 30, 2016. Construction draws will be funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility is through October 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. Upon completion of the prison, the Construction Facility will be converted to a term loan with payments due quarterly beginning in 2018 through 2041. In accordance with the terms of the Construction Facility, upon completion and commercial acceptance of the prison, in accordance with the prison contract, the State will make a lump sum payment of AUD 310 million, or approximately $231 million, based on exchange rates as of June 30, 2016, towards a portion of the outstanding principal. The remaining outstanding principal balance will be repaid over the term of the operating agreement. As of June 30, 2016, approximately $359 million was outstanding under the Construction Facility. The Company also entered into interest rate swap and interest rate cap agreements related to its non-recourse debt in connection with the project. Refer to Note 8 - Derivative Financial Instruments.

Guarantees

Australia

The Company has entered into certain guarantees in connection with the financing and construction performance of a facility in Australia. The obligations amounted to approximately AUD 215.0 million, or $160.1 million, based on exchange rates as of June 30, 2016. These guarantees are secured by outstanding letters of credit under the Company’s Revolver as of June 30, 2016.

At June 30, 2016, the Company also had thirteen other letters of credit outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $19.6 million.

South Africa

In connection with the creation of South African Custodial Services Pty. Limited (“SACS”), the Company entered into certain guarantees related to the financing, construction and operation of the prison. As of June 30, 2016, the Company guaranteed obligations amounting to 15.0 million South African Rand, or $1.0 million based on exchange rates as of June 30, 2016. In the event SACS is unable to maintain the required funding in a rectification account maintained for the payment of certain costs in the event of contract termination, a previously existing guarantee by the Company for the shortfall will need to be re-instated. The remaining guarantee of 15.0 million South African Rand is secured by outstanding letters of credit under the Company’s Revolver as of June 30, 2016.

In addition to the above, the Company has also agreed to provide a loan, if required, of up to 20 million South African Rand, or $1.4 million based on exchange rates as of June 30, 2016, referred to as the Shareholder’s Loan, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the standby facility, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Shareholder’s Loan expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. SACS’ ability to draw on the Shareholder’s Loan is limited to certain circumstances, including termination of the contract.

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

Canada

In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a trust. The potential estimated exposure of these obligations is Canadian Dollar 1.5 million, or $1.2 million, based on exchange rates as of June 30, 2016, commencing in 2017. The liability related to this exposure is included in Other Non-Current Liabilities as of June 30, 2016 and December 31, 2015, respectively. To secure this guarantee, the Company purchased Canadian Dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset equal to the current fair value of those securities included in Other Non-Current Assets as of June 30, 2016 and December 31, 2015 on its consolidated balance sheets. The Company does not currently operate or manage this facility.

United Kingdom

In connection with the creation of GEOAmey, the Company and its joint venture partner guarantee the availability of working capital in equal proportion to ensure that GEOAmey can comply with current and future contractual commitments related to the performance of its operations. The Company and the 50% joint venture partner have each extended a £12 million line of credit, or $16.1 million, based on exchange rates as of June 30, 2016, of which £6.0 million, or $8.0 million, based on exchange rates as of June 30, 2016, was outstanding as of June 30, 2016. On June 29, 2016, GEOAmey made a principal payment in the amount of £2.5 million. The Company’s maximum exposure relative to the joint venture is its note receivable of approximately $8 million, which is included in Other Non-Current Assets in the accompanying consolidated balance sheets, and future financial support necessary to guarantee performance under the contract.

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

Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing capital projects will be approximately $109 million of which $6 million was spent through the first half of 2016. The Company estimates the remaining capital requirements related to these capital projects will be $103 million which will be spent through 2017. Included in these commitments is a contractual commitment to provide a capital contribution towards the design and construction of a prison project in Ravenhall, a locality near Melbourne, Australia, which is estimated to be approximately $84 million as of June 30, 2016. This capital contribution is expected to be made in January 2017.

Additionally, in connection with the Ravenhall Prison Project, the Company has a contractual commitment for construction of the facility and has entered into a syndicated facility agreement with National Australia Bank Limited to provide funding for the project up to AUD 791 million, or approximately $589 million, based on exchange rates as of June 30, 2016. Refer to Note 9 - Debt.

Idle Facilities

The Company is currently marketing approximately 3,300 vacant beds at four of its idle facilities to potential customers. The carrying values of these idle facilities, which are included in Property and Equipment, Net in the accompanying consolidated balance sheets, totaled $34.6 million as of June 30, 2016, excluding equipment and other assets that can be easily transferred for use at other facilities.

11. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the U.S. Corrections & Detention segment; the GEO Care segment; the International Services segment; and the Facility Construction & Design segment. The Company’s segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues:
U.S. Corrections & Detention	$341,573	$304,329	$679,943	$589,938
GEO Care	96,529	82,658	189,943	162,014
International Services	38,497	38,543	76,052	79,197
Facility Construction & Design (1)	71,751	20,415	112,597	42,165

Total revenues	$548,350	$445,945	$1,058,535	$873,314

Operating income:
U.S. Corrections & Detention	$74,989	$62,617	$142,427	$126,213
GEO Care	26,580	19,218	50,551	37,724
International Services	1,074	3,270	2,836	5,085
Facility Construction & Design (1)	218	350	275	952

Operating income from segments	$102,861	$85,455	$196,089	$169,974

(1)	In September 2014, the Company began the design and construction of a new prison contract located in Ravenhall, a locality near Melbourne, Australia. During the design and construction phase, the Company recognizes revenue as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to estimated total costs for the design and construction of the facility. Costs incurred and estimated earnings in excess of billings is classified as Contract Receivable in the accompanying consolidated balance sheets and is recorded at the net present value based on the timing of expected future settlement. A portion of the Contract Receivable will be paid by the State upon commercial acceptance of the prison and the remainder will be paid quarterly over the life of the contract. Refer to Note 8 - Derivative Financial Instruments and Note 9 - Debt for additional information.

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Total operating income from segments	$102,861	$85,455	$196,089	$169,974
Unallocated amounts:
General and Administrative Expenses	(36,904)	(32,174)	(70,965)	(64,022)
Net Interest Expense	(25,187)	(23,783)	(49,996)	(46,356)
Loss on Extinguishment of Debt	(15,866)	—	(15,866)	—

Income before income taxes and equity in earnings of affiliates	$24,904	$29,498	$59,262	$59,596

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

The Company has recorded $0.9 million and $1.8 million in earnings, net of tax, for SACS operations during the three and six months ended June 30, 2016, and $1.1 million and $2.2 million in earnings, net of tax, for SACS operations during the three and six months ended June 30, 2015, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of June 30, 2016 and December 31, 2015, the Company’s investment in SACS was $10.9 million and $9.0 million, respectively.

The Company has recorded $1.1 million and $1.4 million in earnings, net of tax, for GEO Amey’s operation during the three and six months ended June 30, 2016 and less than $0.1 million and $0.4 million in earnings, net of tax, for GEOAmey’s operations during the three and six months ended June 30, 2015, respectively, net of income tax provision, in the accompanying consolidated statements of operations. As of June 30, 2016 and December 31, 2015, the Company’s investment in GEOAmey was $0.2 million and $(1.2) million, respectively, and represents its share of cumulative reported losses. Losses in excess of the Company’s investment have been recognized as the Company has provided certain loans and guarantees to provide financial support to GEOAmey. Refer to Note 9 - Debt.

12. BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$25,935	$25,826
Service cost	497	1,173
Interest cost	578	1,082
Actuarial gain	—	(1,818)
Benefits paid	(168)	(328)

Projected benefit obligation, end of period	$26,842	$25,935

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	168	328
Benefits paid	(168)	(328)
Plan assets at fair value, end of period	$—	$—

Unfunded Status of the Plan	$(26,842)	$(25,935)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Components of Net Periodic Benefit Cost
Service cost	$249	$293	$497	$586
Interest cost	289	271	578	541
Net loss	53	107	107	213

Net periodic pension cost	$591	$671	$1,182	$1,340

The long-term portion of the pension liability as of June 30, 2016 and December 31, 2015 was $26.5 million and $25.1 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

13. RECENT ACCOUNTING PRONOUNCMENTS

The Company implemented the following accounting standards during the six months ended June 30, 2016:

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest,” which is intended to simplify the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability be presented as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance in this update does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the debt issuance costs ratable over the term of the line-of-credit agreement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. In accordance with ASU No. 2015-03, the Company has applied the new guidance on a retrospective basis. As a result, the Company has reclassified debt issuance costs of $41.4 million and $41.1 million from Other Non-Current Assets to a direct reduction of Long-Term Debt and Non-Recourse Debt in the accompanying consolidated balance sheets at June 30, 2016 and December 31, 2015, respectively. In accordance with the SEC guidance discussed above, the Company continues to present debt issuance costs related to its Revolver as an asset which is included in Other Non-Current Assets. The implementation of this standard during the six months ended June 30, 2016 did not have a material impact on the Company’s financial position, results of operations or cash flows. Refer to Note 9 - Debt.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes,” which simplifies the presentation of deferred income taxes by requiring that all deferred income tax assets and liabilities be classified as non-current in a classified statement of financial position. ASU No. 2015-17 is effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods with earlier application permitted. The Company early adopted this standard during the six months ended June 30, 2016 on a prospective basis. Adoption of this ASU resulted in a reclassification of the Company’s net current deferred tax asset and net non-current deferred tax liability to the net non-current deferred tax asset in the accompanying consolidated balance sheet as of June 30, 2016. The prior reporting period was not retroactively adjusted. The implementation of this standard during the six months ended June 30, 2016 did not have a material impact on the Company’s financial position, results of operations or cash flows.

The following accounting standards will be adopted in future periods:

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses,” which changes the methodology for recognizing credit losses for entities holding financial assets that are not accounted for at fair value through net income. The amendments in this update affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the current incurred loss methodology with a methodology that reflects expected credit losses and requires consideration in a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in ASU No. 2016-13 are effective for public companies for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2016, the FASB amended ASU No. 2016-10, “Revenue from Contracts with Customers,” which clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. This amendment clarifies that before an entity can identify its performance obligations in a contract with a customer, the entity first identifies the promised goods or services in the contract. An entity is not required to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. Also, an entity is permitted, as an accounting policy to account for shipping and handling activities that occur after the customer has obtained control of a good as an activity to fulfill the promise to transfer the good rather than as an additional promised service. The amendment also includes implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in ASU No. 2016-08 are effective for public companies for annual periods beginning after December 15, 2017. The Company is in the process of evaluating whether this standard would have a material impact on the Company’s financial position, results of operations or cash flows.

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

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers—Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the implementation guidance on principal versus agent considerations. This amendment clarifies that when another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself (entity is a principal) or to arrange for that good or service to be provided by the other party (entity is an agent). When (or as) an entity that is a principal satisfies a performance obligation, the entity recognizes revenue in the gross amount of consideration it expects to be entitled in exchange for the specified good or service transferred to the customer. When (or as) an entity that is an agent satisfies a performance obligation, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging the specified good or service to be provided by the other party. An entity is a principal if it controls the specified good or service before that good or service is transferred to the customer. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. The amendments in ASU No. 2016-08 are effective for public companies for annual periods beginning after December 15, 2017. The Company is in the process of evaluating whether this standard would have a material impact on the Company’s financial position, results of operations or cash flows.

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

In March 2016, FASB issued ASU 2016-05, “Derivatives and Hedging,” which clarifies that a change in the counter party to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in ASU 2016-05 are effective for public companies for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. An entity has an option to apply the amendments in this standard on either a prospective basis or a modified retrospective basis, with early adoption permitted. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of June 30, 2016, the Company’s 6.00% Senior Notes, 5.125% Senior Notes and each of the 5.875% Senior Notes were fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”). The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended June 30, 2016
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$174,414	$404,798	$112,811	$(143,673)	$548,350
Operating expenses	135,603	323,791	101,116	(143,673)	416,837
Depreciation and amortization	6,265	21,424	963	—	28,652
General and administrative expenses	14,846	15,250	6,808	—	36,904

Operating income	17,700	44,333	3,924	—	65,957
Interest income	5,440	409	6,013	(5,960)	5,902
Interest expense	(16,369)	(13,932)	(6,748)	5,960	(31,089)
Loss on extinguishment of debt	(15,866)	—	—	—	(15,866)

Income before income taxes and equity in earnings of affiliates	(9,095)	30,810	3,189	—	24,904
Income tax provision	(101)	3,099	881	—	3,879
Equity in earnings of affiliates, net of income tax provision	—	—	2,131	—	2,131

Income before equity in income of consolidated subsidiaries	(8,994)	27,711	4,439	—	23,156
Income from consolidated subsidiaries, net of income tax provision	32,150	—	—	(32,150)	—

Net income	23,156	27,711	4,439	(32,150)	23,156
Net loss attributable to noncontrolling interests	—	—	53	—	53

Net income attributable to The GEO Group, Inc.	$23,156	$27,711	$4,492	$(32,150)	$23,209

Net income	$23,156	$27,711	$4,439	$(32,150)	$23,156
Other comprehensive income (loss), net of tax	—	33	(2,611)	—	(2,578)

Total comprehensive income	$23,156	$27,744	$1,828	$(32,150)	$20,578
Comprehensive loss attributable to noncontrolling interests	—	—	52	—	52

Comprehensive income attributable to The GEO Group, Inc.	$23,156	$27,744	$1,880	$(32,150)	$20,630

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended June 30, 2015
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$161,365	$367,482	$61,521	$(144,423)	$445,945
Operating expenses	141,323	286,414	50,616	(144,423)	333,930
Depreciation and amortization	6,381	19,182	997	—	26,560
General and administrative expenses	11,049	16,928	4,197	—	32,174

Operating income	2,612	44,958	5,711	—	53,281
Interest income	5,735	847	3,183	(6,897)	2,868
Interest expense	(15,537)	(14,743)	(3,268)	6,897	(26,651)

Income before income taxes and equity in earnings of affiliates	(7,190)	31,062	5,626	—	29,498
Income tax provision	(61)	1,588	842	—	2,369
Equity in earnings of affiliates, net of income tax provision	—	—	1,124	—	1,124

Income before equity in income of consolidated subsidiaries	(7,129)	29,474	5,908	—	28,253
Income from consolidated subsidiaries, net of income tax provision	35,382	—	—	(35,382)	—

Net income	28,253	29,474	5,908	(35,382)	28,253
Net loss attributable to noncontrolling interests	—	—	38	—	38

Net income attributable to The GEO Group, Inc.	$28,253	$29,474	$5,946	$(35,382)	$28,291

Net income	$28,253	$29,474	$5,908	$(35,382)	$28,253
Other comprehensive income, net of tax	—	40	4,810	—	4,850

Total comprehensive income	$28,253	$29,514	$10,718	$(35,382)	$33,103
Comprehensive loss attributable to noncontrolling interests	—	—	43	—	43

Comprehensive income attributable to The GEO Group, Inc.	$28,253	$29,514	$10,761	$(35,382)	$33,146

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Six Months Ended June 30, 2016
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$342,051	$805,140	$193,776	$(282,432)	$1,058,535
Operating expenses	273,513	643,695	170,567	(282,432)	805,343
Depreciation and amortization	12,527	42,657	1,919	—	57,103
General and administrative expenses	22,821	35,216	12,928	—	70,965

Operating income (loss)	33,190	83,572	8,362	—	125,124
Interest income	10,881	1,018	10,670	(12,110)	10,459
Interest expense	(32,726)	(27,876)	(11,963)	12,110	(60,455)
Loss on extinguishment of debt	(15,866)	—	—	—	(15,866)

Income (loss) before income taxes and equity in earnings of affiliates	(4,521)	56,714	7,069	—	59,262
Income tax (benefit) provision	(91)	5,290	1,831	—	7,030
Equity in earnings of affiliates, net of income tax provision	—	—	3,250	—	3,250

Income (loss) before equity in income of consolidated subsidiaries	(4,430)	51,424	8,488	—	55,482
Income from consolidated subsidiaries, net of income tax provision	59,912			(59,912)	—

Net income	55,482	51,424	8,488	(59,912)	55,482
Net loss attributable to noncontrolling interests	—	—	77	—	77
Net income attributable to The GEO Group, Inc.	$55,482	$51,424	$8,565	$(59,912)	$55,559

Net income	$55,482	$51,424	$8,488	$(59,912)	$55,482
Other comprehensive income (loss), net of tax	—	65	(3,541)	—	(3,476)

Total comprehensive income	$55,482	$51,489	$4,947	$(59,912)	$52,006
Comprehensive loss attributable to noncontrolling interests	—	—	68	—	68

Comprehensive income attributable to The GEO Group, Inc.	$55,482	$51,489	$5,015	$(59,912)	$52,074

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Six Months Ended June 30, 2015
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$305,748	$707,369	$126,488	$(266,291)	$873,314
Operating expenses	257,548	555,195	105,387	(266,291)	651,839
Depreciation and amortization	12,585	36,879	2,037	—	51,501
General and administrative expenses	21,372	33,808	8,842	—	64,022

Operating income (loss)	14,243	81,487	10,222	—	105,952
Interest income	11,914	2,078	5,319	(14,370)	4,941
Interest expense	(29,847)	(29,379)	(6,441)	14,370	(51,297)

Income (loss) before income taxes and equity in earnings of affiliates	(3,690)	54,186	9,100	—	59,596
Income tax (benefit) provision	(61)	3,328	1,929	—	5,196
Equity in earnings of affiliates, net of income tax provision	—	—	2,610	—	2,610
Income (loss) from continuing operations before equity in income of consolidated subsidiaries	(3,629)	50,858	9,781	—	57,010
Income from consolidated subsidiaries, net of income tax provision	60,639	—	—	(60,639)	—

Net income	$57,010	$50,858	$9,781	$(60,639)	$57,010
Net loss attributable to noncontrolling interests	—	—	58	—	58

Net income attributable to The GEO Group, Inc.	$57,010	$50,858	$9,839	$(60,639)	$57,068

Net income	$57,010	$50,858	$9,781	$(60,639)	$57,010
Other comprehensive income (loss), net of tax	—	77	(951)	—	(874)

Total comprehensive income	$57,010	$50,935	$8,830	$(60,639)	$56,136
Comprehensive loss attributable to noncontrolling interests	—	—	81	—	81

Comprehensive income attributable to The GEO Group, Inc.	$57,010	$50,935	$8,911	$(60,639)	$56,217

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

	As of June 30, 2016
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$14,727	$—	$24,138	$—	$38,865
Restricted cash and investments	—	—	72,453	—	72,453
Accounts receivable, less allowance for doubtful accounts	110,299	172,229	14,725	—	297,253
Current deferred income tax assets	—	—	—	—	—
Prepaid expenses and other current assets	3,982	18,983	7,419	(1,312)	29,072

Total current assets	129,008	191,212	118,735	(1,312)	437,643

Restricted Cash and Investments	150	17,951	4,435	—	22,536
Property and Equipment, Net	738,819	1,093,039	81,812	—	1,913,670
Contract Receivable	—	—	302,575	—	302,575
Intercompany Receivable	1,000,004	101,871	3,087	(1,104,962)	—
Non-Current Deferred Income Tax Assets	713	11,898	11,543	—	24,154
Goodwill	79	614,941	426	—	615,446
Intangible Assets, Net	—	213,281	742	—	214,023
Investment in Subsidiaries	1,098,855	453,636	2,190	(1,554,681)	—
Other Non-Current Assets	16,298	110,789	23,317	(80,005)	70,399

Total Assets	$2,983,926	$2,808,618	$548,862	$(2,740,960)	$3,600,446

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$8,368	$53,802	$30,466	$—	$92,636
Accrued payroll and related taxes	—	36,849	13,684	—	50,533
Accrued expenses and other current liabilities	39,067	77,585	13,209	(1,312)	128,549
Current portion of capital lease obligations, long-term debt and non-recourse debt	3,000	1,532	12,618	—	17,150

Total current liabilities	50,435	169,768	69,977	(1,312)	288,868

Non-Current Deferred Income Tax Liabilities	—	—	—	—	—
Intercompany Payable	92,498	1,000,527	11,937	(1,104,962)	—
Other Non-Current Liabilities	4,246	142,534	25,516	(80,005)	92,291
Capital Lease Obligations	—	8,075	—	—	8,075
Long-Term Debt	1,869,281	—	—	—	1,869,281
Non-Recourse Debt	—	—	374,434	—	374,434
Commitments & Contingencies and Other
Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	967,466	1,487,714	66,967	(1,554,681)	967,466
Noncontrolling Interests	—	—	31	—	31

Total Shareholders’ Equity	967,466	1,487,714	66,998	(1,554,681)	967,497

Total Liabilities and Shareholders’ Equity	$2,983,926	$2,808,618	$548,862	$(2,740,960)	$3,600,446

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

	As of December 31, 2015
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$37,077	$—	$22,561	$—	$59,638
Restricted cash and investments	—	—	8,489	—	8,489
Accounts receivable, less allowance for doubtful accounts	131,747	162,538	19,812	—	314,097
Current deferred income tax assets	—	23,120	4,794	—	27,914
Prepaid expenses and other current assets	1,190	17,917	10,310	(1,209)	28,208

Total current assets	170,014	203,575	65,966	(1,209)	438,346

Restricted Cash and Investments	138	16,386	3,712	—	20,236
Property and Equipment, Net	746,478	1,088,417	81,491	—	1,916,386
Direct Finance Lease Receivable	—	—	1,826	—	1,826
Contract Receivable	—	—	174,141		174,141
Intercompany Receivable	971,291	86,519	—	(1,057,810)	—
Non-Current Deferred Income Tax Assets	710	(102)	6,791	—	7,399
Goodwill	79	614,941	418	—	615,438
Intangible Assets, Net	—	223,426	722	—	224,148
Investment in Subsidiaries	1,106,546	453,636	—	(1,560,182)	—
Other Non-Current Assets	2,387	116,561	25,486	(80,127)	64,307

Total Assets	$2,997,643	$2,803,359	$360,553	$(2,699,328)	$3,462,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$9,731	$54,675	$13,117	$—	$77,523
Accrued payroll and related taxes	—	35,516	12,961	—	48,477
Accrued expenses and other current liabilities	43,043	78,510	15,139	(1,209)	135,483
Current portion of capital lease obligations, long-term debt and non-recourse debt	3,000	1,477	12,664	—	17,141

Total current liabilities	55,774	170,178	53,881	(1,209)	278,624

Non-Current Deferred Income Tax Liabilities		11,120	351	—	11,471
Intercompany Payable	76,427	967,048	14,335	(1,057,810)	—
Other Non-Current Liabilities	2,894	143,887	21,040	(80,127)	87,694
Capital Lease Obligations	—	8,693	—	—	8,693
Long-Term Debt	1,855,810	—	—	—	1,855,810
Non-Recourse Debt	—	—	213,098	—	213,098
Commitments & Contingencies and Other
Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,006,738	1,502,433	57,749	(1,560,182)	1,006,738
Noncontrolling Interests	—	—	99	—	99

Total Shareholders’ Equity	1,006,738	1,502,433	57,848	(1,560,182)	1,006,837

Total Liabilities and Shareholders’ Equity	$2,997,643	$2,803,359	$360,553	$(2,699,328)	$3,462,227

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Six Months Ended June 30, 2016
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash (used in) provided by operating activities	$84,523	$40,602	$(86,873)	$38,252

Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	—	41	2	43
Insurance proceeds - damaged property	—	—	548	548
Change in restricted cash and investments	(12)	(1,565)	(64,276)	(65,853)
Capital expenditures	(5,137)	(39,078)	(1,799)	(46,014)

Net cash used in investing activities	(5,149)	(40,602)	(65,525)	(111,276)

Cash Flow from Financing Activities:
Proceeds from long-term debt	641,000	—	—	641,000
Payments on long-term debt	(627,506)	—	—	(627,506)
Payments on non-recourse debt	—	—	(3,044)	(3,044)
Proceeds from non-recourse debt	—	—	159,068	159,068
Taxes paid related to net share settlements of equity awards	(2,257)	—	—	(2,257)
Proceeds from issuance of common stock in connection with ESPP	—		224	224
Debt issuance costs	(16,980)	—	(2,517)	(19,497)
Tax deficiency related to equity compensation	(791)	—	—	(791)
Proceeds from stock options exercised	2,057	—	—	2,057
Cash dividends paid	(97,247)		—	(97,247)

Net cash (used in) provided by financing activities	(101,724)	—	153,731	52,007

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	244	244

Net Decrease in Cash and Cash Equivalents	(22,350)	—	1,577	(20,773)
Cash and Cash Equivalents, beginning of period	37,077	—	22,561	59,638

Cash and Cash Equivalents, end of period	$14,727	$—	$24,138	$38,865

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Six Months Ended June 30, 2015
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by (used in) operating activities	$39,103	$62,486	$(21,791)	$79,798

Cash Flow from Investing Activities:
Acquisition of SoberLink, cash consideration		(24,402)		(24,402)
Acquisition of LCS, net of cash acquired	(307,403)		—	(307,403)
Proceeds from sale of property and equipment	—	123	—	123
Insurance proceeds - damaged property	—	901	—	901
Acquisition of LCS, net of cash acquired	(307,403)		—	(307,403)
Change in restricted cash and investments	(97)	2,396	(7,716)	(5,417)
Capital expenditures	(36,367)	(34,273)	(1,054)	(71,694)

Net cash used in investing activities	(343,867)	(55,255)	(8,770)	(407,892)

Cash Flow from Financing Activities:
Taxes paid related to net share settlements of equity awards	(1,784)	—	—	(1,784)
Proceeds from long-term debt	518,000	—	—	518,000
Payments on long-term debt	(134,744)		—	(134,744)
Payments on non-recourse debt	—	—	(4,513)	(4,513)
Proceeds from non-recourse debt	—	—	49,731	49,731
Proceeds from issuance of common stock in connection with ESPP	218	—	—	218
Debt issuance costs		—	(2,438)	(2,438)
Tax benefit related to equity compensation	651	—	—	651
Proceeds from stock options exercised	2,037	—	—	2,037
Cash dividends paid	(92,254)	—	—	(92,254)

Net cash provided by financing activities	292,124	—	42,780	334,904

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,103)	(1,103)

Net Increase (Decrease) in Cash and Cash Equivalents	(12,640)	7,231	11,116	5,707
Cash and Cash Equivalents, beginning of period	18,492	782	22,063	41,337

Cash and Cash Equivalents, end of period	$5,852	$8,013	$33,179	$47,044

15. SUBSEQUENT EVENTS

Dividend

On July 20, 2016, the Board of Directors declared a quarterly cash dividend of $0.65 per share of common stock, which is to be paid on August 12, 2016 to shareholders of record as of the close of business on August 1, 2016.

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

Our worldwide operations include the management and/or ownership of approximately 87,000 beds at 104 correctional, detention and reentry facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 139,000 offenders and pre-trial defendants, including approximately 83,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

For the six months ended June 30, 2016 and June 30, 2015, we had consolidated revenues of $1,058.5 million and $873.3 million, respectively, and we maintained an average company wide facility occupancy rate of 92.4% including 83,943 active beds and excluding 3,426 idle beds (including those being marketed to potential customers) for the six months ended June 30, 2016, and 93.1% including 82,646 active beds and excluding 3,740 idle beds (including those being marketed to potential customers) for the six months ended June 30, 2015.

As a REIT, we are required to distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain) and we began paying regular quarterly REIT dividends in 2013. The amount, timing and frequency of future dividends, however, will be at the sole discretion of our Board of Directors (the “Board”) and will be declared based upon various factors, many of which are beyond our control, including, our financial condition and operating cash flows, the amount required to maintain REIT status, limitations on distributions in our existing and future debt instruments, limitations on our ability to fund distributions using cash generated through our taxable REIT subsidiaries (“TRSs”) and other factors that our Board may deem relevant.

During the six months ended June 30, 2016 and the year ended December 31, 2015, respectively, we declared and paid the following regular cash distributions to our shareholders as follows:

Declaration Date	Record Date	Payment Due	Distribution Per Share	Aggregate Payment Amount (in millions)
February 6, 2015	February 17, 2015	February 27, 2015	$0.62	$46.0
April 29, 2015	May 11, 2015	May 21, 2015	$0.62	$46.3
July 31, 2015	August 14, 2015	August 24, 2015	$0.62	$46.3
November 3, 2015	November 16, 2015	November 25, 2015	$0.65	$48.5
February 3, 2016	February 16, 2016	February 26, 2016	$0.65	$48.5
April 20, 2016	May 2, 2016	May 12, 2016	$0.65	$48.7

On July 20, 2016, our Board of Directors declared a quarterly cash dividend of $0.65 per share of common stock, which is to be paid on August 12, 2016 to shareholders of record as of the close of business on August 1, 2016.

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 26, 2016, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the fiscal year ended December 31, 2015.

Fiscal 2016 Developments

Credit Agreement

On May 19, 2016 (the “Amendment Effective Date”), we executed Amendment No. 1, among GEO and GEO Corrections Holdings, Inc. (together with GEO, the “Borrowers”), GEO Australasia Holdings Pty Ltd (“GEO Australasia Holdings”), GEO Australasia Finance Holdings Pty Ltd as trustee for the GEO Australasia Finance Holding Trust (the “Australian Trust”) (the “Australian Trustee”, and together with GEO Australasia Holdings, collectively, the “Australian Borrowers”), the guarantors party thereto, the issuing lenders party thereto, the lenders party thereto and BNP Paribas, as administrative agent (the “Amendment”), to the Second Amended and Restated Credit Agreement, dated as of August 27, 2014, by and among the Borrowers, BNP Paribas, as administrative agent, and the lenders who are, or may from time to time become, a party thereto (the “Existing Credit Agreement”).

The Amendment amends certain terms of the Existing Credit Agreement to effect a revolving credit increase in the amount of $200.0 million, increases to the total leverage thresholds used in the determination of the applicable interest rates, and certain other modifications (the Existing Credit Agreement as so modified, the “Amended Credit Agreement”).

The Amendment provides that each lender (including each Increasing Lender and each Assuming Lender as defined in the Amended Credit Agreement) that executed a lender addendum as a revolving credit lender agrees to provide a revolving credit commitment, inclusive of letters of credit issued thereunder, to the Borrowers at the Amendment Effective Time in an aggregate principal amount equal to $900.0 million (the“Revolving Credit Commitment”) on the terms set forth in the Amended Credit Agreement. In addition, the Amendment increases the principal amount of letters of credit that may be issued under the Revolving Credit Commitment from $175.0 million to $300.0 million. Refer to Note 9 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

6.00% Senior Notes

On April 18, 2016, we completed an offering of $350 million aggregate principal amount of 6.00% senior notes due 2026 (the “6.00% Senior Notes”). The 6.00% Senior Notes were offered and sold in a registered offering pursuant to an underwriting agreement, dated as of April 11, 2016 (the “Underwriting Agreement”) among GEO, certain of the Company’s domestic subsidiaries, as guarantors and Wells Fargo Securities, LLC, as representative for the underwriters named therein. The 6.00% Senior Notes were issued by us pursuant to the Indenture, dated as of September 25, 2014 (the “Base Indenture”), by and between GEO and Wells Fargo Bank, National Association, as trustee, as supplemented by a Second Supplemental Indenture, dated as of April 18, 2016 (the “Second Supplemental Indenture” and together with the Base Indenture, the “Indenture”), by and among GEO, the guarantors and the trustee which governs the terms of the 6.00% Senior Notes. The sale of the 6.00% Senior Notes was registered under our existing shelf registration statement on Form S-3 filed on September 12, 2014, as amended (File No. 333-198729). The 6.00% Senior Notes were issued at a coupon rate and yield to maturity of 6.00%. Interest on the 6.00% Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2016. The 6.00% Senior Notes mature on April 15, 2026. We used part of the net proceeds to fund the tender offer or the repurchase, redemption or other discharge of any and all of our 6.625% Senior Notes (see discussion below), to pay all related fees, costs and expenses and for general corporate purposes including repaying borrowings under our Revolver. Loan costs of $6 million were incurred and capitalized in connection with the offering. Refer to Note 9 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Tender Offer

On April 11, 2016, we announced that we had commenced a cash tender offer for any and all of our $300.0 million aggregate principal amount of our 6.625% senior unsecured notes due 2021 (“6.625% Senior Notes”). On April 18, 2016, we completed the purchase of $231.0 million in aggregate principal amount of our 6.625% Senior Notes validly tendered in connection with our tender offer on or prior to the expiration time. On May 20, 2016, we completed the redemption of the remaining 6.625% Senior Notes in connection with the terms of the notice of redemption delivered to the note holders on April 20, 2016 pursuant to the terms of the indenture governing the 6.625% Senior Notes. We financed the purchase of the 6.625% Senior Notes under the tender offer with part of the net cash proceeds from the 6.00% Senior Notes (see discussion above). As a result of the tender offer and redemption, we incurred a $15.9 million loss on extinguishment of debt related to the tender premium and deferred costs associated with the 6.625% Senior Notes. Refer to Note 9 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Idle Facilities

We are currently marketing approximately 3,300 vacant beds at four of our idle facilities to potential customers. The carrying values of these idle facilities totaled approximately $34.6 million as of June 30, 2016, excluding equipment and other assets that can be easily transferred for use at other facilities.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2016, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of Second Quarter 2016 and Second Quarter 2015

Revenues

	2016	% of Revenue	2015	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$341,573	62.3%	$304,329	68.3%	$37,244	12.2%
GEO Care	96,529	17.6%	82,658	18.5%	13,871	16.8%
International Services	38,497	7.0%	38,543	8.6%	(46)	(0.1)%
Facility Construction & Design	71,751	13.1%	20,415	4.6%	51,336	251.5%

Total	$548,350	100.0%	$445,945	100.0%	$102,405	23.0%

U.S. Corrections & Detention

Revenues increased in Second Quarter 2016 compared to Second Quarter 2015 primarily due to aggregate increases of $25.2 million resulting from: (i) the activation and intake of detainees at our company-owned Great Plains correctional facility in June 2015; (ii) the activation and intake of inmates at our company-owned North Lake correctional facility in May 2015; (iii) the activation and intake of inmates at our company-owned Mesa Verde facility; (iv) the acquisition of the LCS Facilities in February 2015; and (v) our assumption of the management of the 3,400-bed Arizona State Prison facility in Kingman, Arizona in December 2015. We also experienced aggregate increases in revenues of $20.3 million at certain of our facilities primarily due to net increases in population, transportation services and/or rates. These increases were partially offset by a decrease of $8.3 million primarily due to contract terminations.

The number of compensated mandays in U.S. Corrections & Detention facilities was approximately 5.5 million in Second Quarter 2016 and 5.1 million in Second Quarter 2015. We experienced an aggregate net increase of approximately 379,000 mandays as a result of our new contracts and business acquisition discussed above. These increases were partially offset by decreases resulting from lower populations at certain facilities. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Corrections & Detention facilities was 93.3% and 93.2% of capacity in the Second Quarter 2016 and Second Quarter 2015, respectively, excluding idle facilities.

GEO Care

Revenues increased by $13.9 million for GEO Care in Second Quarter 2016 compared to Second Quarter 2015 primarily due to increases in average client and participant counts under our electronic monitoring contracts and ISAP services. We also experienced increases from new contracts and program growth at our community based and reentry centers, including our new contract for community-based case management services under a new pilot program in September 2015 by the Department of Homeland Security.

International Services

Revenues for International Services in Second Quarter 2016 compared to Second Quarter 2015 in total remained fairly consistent. We experienced a decrease of $6.8 million primarily attributable to our South African subsidiary related to temporary labor related matters. These decreases were partially offset by foreign exchange rate fluctuations of $6.8 million resulting from the weakening of the U.S. dollar against certain international currencies.

Facility Construction & Design

Revenues for our Facility Construction & Design services relate to the commencement of design and construction activity for our new Ravenhall Prison Contract executed in September 2014 with the Department of Justice in the State of Victoria, Australia. The increase is due to increased construction activity during 2015 and into 2016.

Operating Expenses

	2016	% of Segment Revenues	2015	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$248,019	72.6%	$223,719	73.5%	$24,300	10.9%
GEO Care	60,381	62.6%	55,426	67.1%	4,955	8.9%
International Services	36,904	95.9%	34,720	90.1%	2,184	6.3%
Facility Construction & Design	71,533	99.7%	20,065	98.3%	51,468	256.5%

Total	$416,837	76.0%	$333,930	74.9%	$82,907	24.8%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and community based facilities.

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention reflects an increase of $16.4 million due to (i) the activation and intake of detainees at our company-owned Great Plains correctional facility in June 2015; (ii) the activation and intake of inmates at our company-owned North Lake correctional facility in May 2015; (iii) the activation and intake of inmates at our company-owned Mesa Verde facility; (iv) the acquisition of the LCS Facilities in February 2015; and (v) our assumption of the management of the 3,400-bed Arizona State Prison facility in Kingman, Arizona in December 2015. We also experienced increases of $11.6 million at certain of our facilities primarily attributable to expenditures related to the expansion of the delivery of offender rehabilitation services under our GEO Continuum of Care platform, net population increases, increased transportation services and the variable costs associated with those increases. These increases were partially offset by a decrease of $3.7 million primarily related to contract terminations.

GEO Care

Operating expenses for GEO Care increased by $5.0 million during Second Quarter 2016 from Second Quarter 2015 primarily due to increases in average client and participant counts under our electronic monitoring contracts and ISAP services. We also experienced increases from new contracts and program growth at our community based and reentry centers, including our new contract for community-based case management services under a new pilot program in September 2015 by the Department of Homeland Security.

International Services

Operating expenses for International Services in Second Quarter 2016 compared to Second Quarter 2015 increased by $2.2 million. The increase was primarily due to foreign exchange rate fluctuations of $5.5 million resulting from the weakening of the U.S. dollar against certain international currencies. This increase was partially offset by a decrease of $3.4 million primarily attributable to our South African subsidiary. Overall, our international segment experienced a slight decline in financial performance primarily driven by temporary labor related matters affecting our South African operation during Second Quarter 2016.

Facility Construction & Design

Operating expenses for our Facility Construction & Design services relate to the commencement of design and construction activity for our new Ravenhall Prison Contract executed in September 2014 with the Department of Justice in the State of Victoria, Australia. The increase is due to increased construction activity during 2015 and into 2016.

Depreciation and Amortization

	2016	% of Segment Revenue	2015	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$18,565	5.4%	$17,994	5.9%	$571	3.2%
GEO Care	9,568	9.9%	8,014	9.7%	1,554	19.4%
International Services	519	1.3%	552	1.4%	(33)	(6.0)%

Total	$28,652	5.2%	$26,560	6.0%	$2,092	7.9%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense increased slightly in Second Quarter 2016 compared to Second Quarter 2015 primarily due to renovations made at several of our facilities.

GEO Care

GEO Care depreciation and amortization expense increased in Second Quarter 2016 compared to Second Quarter 2015 primarily due to renovations made at several of our locations.

International Services

Depreciation and amortization expense decreased slightly in Second Quarter 2016 compared to Second Quarter 2015 as a result of certain assets becoming fully depreciated and there were no significant additions or renovations during 2015 or 2016 at our international subsidiaries.

Other Unallocated Operating Expenses

	2016	% of Revenue	2015	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$36,904	6.7%	$32,174	7.2%	$4,730	14.7%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. The increase in general and administrative expenses in Second Quarter 2016 compared to Second Quarter 2015 was primarily attributable to (i) expenditures related to the expansion of the delivery of offender rehabilitation services under our GEO Continuum of Care platform of $0.3 million; (ii) non-cash stock-based compensation expense of $0.3 million; (iii) increases related to normal personnel and compensation adjustments of $2.6 million; and (iv) professional fees of $1.1 million.

Non Operating Expenses

Interest Income and Interest Expense

	2016	% of Revenue	2015	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$5,902	1.1%	$2,868	0.6%	$3,034	105.8%
Interest Expense	$31,089	5.7%	$26,651	6.0%	$4,438	16.7%

Interest income increased in the Second Quarter 2016 compared to Second Quarter 2015 primarily due to interest income earned on our contract receivable related to our prison project in Ravenhall, Australia. Refer to Note 11 - Business Segments and Geographic Information of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest expense increased in Second Quarter 2016 compared to Second Quarter 2015 primarily due to the construction loan interest related to our prison project in Ravenhall, Australia. Refer to Note 9 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Loss on Extinguishment of Debt

	2016	% of Revenue	2015	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$15,866	2.9%	$—	—	$15,866	(100.0)%

During Second Quarter 2016, we completed a tender offer and redemption of our 6.625% Senior Notes which resulted in a loss of $15.9 million related to the tender premium and deferred costs associated with the 6.625% Senior Notes. Refer to Note 9 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Provision

	2016	Effective Rate	2015	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$3,879	15.5%	$2,369	8.0%	$1,510	63.7%

The provision for income taxes during Second Quarter 2016 increased compared to Second Quarter 2015 along with the effective tax rate. The increase is primarily due to debt extinguishment costs incurred by the REIT in Second Quarter 2016 which carry no tax benefit. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. Our wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be in the range of approximately 10% to 12% exclusive of any non-recurring items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2016	% of Revenue	2015	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$2,131	0.4%	$1,124	0.3%	$1,007	89.6%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates during Second Quarter 2016 compared to Second Quarter 2015 increased primarily as a result of favorable performance by GEOAmey during the periods.

Comparison of First Half 2016 and First Half 2015

Revenues

	2016	% of Revenue	2015	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$679,943	64.3%	$589,938	67.5%	$90,005	15.3%
GEO Care	189,943	17.9%	162,014	18.6%	27,929	17.2%
International Services	76,052	7.2%	79,197	9.1%	(3,145)	(4.0)%
Facility Construction & Design	112,597	10.6%	42,165	4.8%	70,432	167.0%

Total	$1,058,535	100.0%	$873,314	100.0%	$185,221	21.2%

U.S. Corrections & Detention

Revenues increased in First Half 2016 compared to First Half 2015 primarily due to aggregate increases of $63.0 million resulting from: (i) the activation and intake of detainees at our company-owned Great Plains correctional facility in June 2015; (ii) the activation and intake of inmates at our company-owned North Lake correctional facility in May 2015; (iii) the activation and intake of inmates at our company-owned Mesa Verde facility; (iv) the acquisition of the LCS Facilities in February 2015; and (v) our assumption of the management of the 3,400-bed Arizona State Prison facility in Kingman, Arizona in December 2015. We also experienced aggregate increases in revenues of $40.7 million at certain of our facilities primarily due to net increases in population, transportation services and/or rates. These increases were partially offset by a decrease of $13.7 million primarily due to contract terminations.

The number of compensated mandays in U.S. Corrections & Detention facilities was approximately 10.9 million in First Half 2016 and 9.9 million in First Half 2015. We experienced an aggregate net increase of approximately 1,059,000 mandays as a result of our new contracts and business acquisition discussed above. These increases were partially offset by decreases resulting from lower populations at certain facilities. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Corrections & Detention facilities was 92.6% and 93.3% of capacity in the First Half 2016 and First Half 2015, respectively, excluding idle facilities.

GEO Care

Revenues increased for GEO Care in First Half 2016 compared to First Half 2015 primarily due to increases in average client and participant counts under our electronic monitoring contracts and ISAP services. We also experienced increases from new contracts and program growth at our community based and reentry centers, including our new contract for community-based case management services under a new pilot program in September 2015 by the Department of Homeland Security.

International Services

Revenues for International Services in First Half 2016 compared to First Half 2015 decreased by $3.1 million. The decrease was primarily the result of a decrease of $18.5 million primarily attributable to our South African subsidiary related to temporary labor related matters. These decreases were partially offset by foreign exchange rate fluctuations of $15.3 million resulting from the weakening of the U.S. dollar against certain international currencies.

Facility Construction & Design

Revenues for our Facility Construction & Design services relate to the commencement of design and construction activity for our new Ravenhall Prison Contract executed in September 2014 with the Department of Justice in the State of Victoria, Australia. The increase is due to increased construction activity during 2015 and into 2016.

Operating Expenses

	2016	% of Segment Revenues	2015	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$500,358	73.6%	$429,228	72.8%	$71,130	16.6%
GEO Care	120,478	63.4%	108,436	66.9%	12,042	11.1%
International Services	72,184	94.9%	72,962	92.1%	(778)	(1.1)%
Facility Construction & Design	112,323	99.8%	41,213	97.7%	71,110	172.5%

Total	$805,343	76.1%	$651,839	74.6%	$153,504	23.5%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and community based facilities.

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention reflects an increase of $50.1 million due to (i) the activation and intake of detainees at our company-owned Great Plains correctional facility in June 2015; (ii) the activation and intake of inmates at our company-owned North Lake correctional facility in May 2015; (iii) the activation and intake of inmates at our company-owned Mesa Verde facility; (iv) the acquisition of the LCS Facilities in February 2015; and (v) our assumption of the management of the 3,400-bed Arizona State Prison facility in Kingman, Arizona in December 2015. The timing of these activations and the corresponding start-up expenses resulted in an increase in our operating expenses as a percentage of segment revenue in First Half 2016. We also experienced increases of $28.4 million at certain of our facilities primarily attributable to expenditures related to the expansion of the delivery of offender rehabilitation services under our GEO Continuum of Care platform, net population increases, increased transportation services and the variable costs associated with those increases. These increases were partially offset by a decrease of $7.4 million primarily related to contract terminations.

GEO Care

Operating expenses for GEO Care increased by $12.0 million during First Half 2016 from First Half 2015 primarily due to increases in average client and participant counts under our electronic monitoring contracts and ISAP services. We also experienced increases from new contracts and program growth at our community based and reentry centers, including our new contract for community-based case management services under a new pilot program in September 2015 by the Department of Homeland Security.

International Services

Operating expenses for International Services in First Half 2016 compared to First Half 2015 decreased by $0.8 million. The decrease was primarily the result of a decrease of $13.8 million primarily attributable to our South African subsidiary. Overall, our international segment experienced a slight decline in financial performance primarily driven by temporary labor related matters affecting our South African operation during Second Quarter 2016. These decreases were partially offset by foreign exchange rate fluctuations of $13.0 million resulting from the weakening of the U.S. dollar against certain international currencies.

Facility Construction & Design

Operating expenses for our Facility Construction & Design services relate to the commencement of design and construction activity for our new Ravenhall Prison Contract executed in September 2014 with the Department of Justice in the State of Victoria, Australia. The increase is due to increased construction activity during 2015 and into 2016.

Depreciation and Amortization

	2016	% of Segment Revenue	2015	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$37,157	5.5%	$34,497	5.8%	$2,660	7.7%
GEO Care	18,914	10.0%	15,854	9.8%	3,060	19.3%
International Services	1,032	1.4%	1,150	1.5%	(118)	(10.3)%

Total	$57,103	5.4%	$51,501	5.9%	$5,602	10.9%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense increased in First Half 2016 compared to First Half 2015 primarily due to renovations made at several of our facilities.

GEO Care

GEO Care depreciation and amortization expense increased in First Half 2016 compared to First Half 2015 primarily due to renovations made at several of our locations.

International Services

Depreciation and amortization expense decreased slightly in First Half 2016 compared to First Half 2015 as a result of certain assets becoming fully depreciated and there were no significant additions or renovations during 2015 or 2016 at our international subsidiaries.

Other Unallocated Operating Expenses

	2016	% of Revenue	2015	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$70,965	6.7%	$64,022	7.3%	$6,943	10.8%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. The increase in general and administrative expenses in First Half 2016 compared to First Half 2015 was primarily attributable to (i) expenditures related to the expansion of the delivery of offender rehabilitation services under our GEO Continuum of Care platform of $0.6 million; (ii) non-cash stock-based compensation expense of $0.9 million; and (iii) increases related to normal personnel and compensation adjustments of $4.1 million; and (iv) and professional fees of $2.2 million. These increases were partially offset by decreases in business development costs and non-recurring legal fees incurred in connection with our acquisition of Soberlink and the LCS Facilities in 2015.

Non Operating Expenses

Interest Income and Interest Expense

	2016	% of Revenue	2015	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$10,459	1.0%	$4,941	0.6%	$5,518	111.7%
Interest Expense	$60,455	5.7%	$51,297	5.9%	$9,158	17.9%

Interest income increased in the First Half 2016 compared to First Half 2015 primarily due to interest income earned on our contract receivable related to our prison project in Ravenhall, Australia. Refer to Note 11 - Business Segments and Geographic Information of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest expense increased in First Half 2016 compared to First Half 2015 primarily due to the construction loan interest related to our prison project in Ravenhall, Australia as well as additional Revolver interest incurred in connection with our acquisition of the LCS Facilities. Refer to Note 9 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Loss on Extinguishment of Debt

	2016	% of Revenue	2015	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$15,866	1.5%	$—	—%	$15,866	(100.0)%

During First Half 2016, we completed a tender offer and redemption of our 6.625% Senior Notes which resulted in a loss of $15.9 million related to the tender premium and deferred costs associated with the 6.625% Senior Notes. Refer to Note 9 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Provision

	2016	Effective Rate	2015	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$7,030	11.8%	$5,196	8.7%	$1,834	35.3%

The provision for income taxes during First Half 2016 increased compared to First Half 2015 along with the effective tax rate. The increase is primarily due to debt extinguishment costs incurred by the REIT in First Half 2016 which carry no tax benefit. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. Our wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be in the range of approximately 10% to 12% exclusive of any non-recurring items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2016	% of Revenue	2015	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$3,250	0.3%	$2,610	0.3%	$640	24.5%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates during First Half 2016 compared to First Half 2015 increased primarily as a result of favorable performance by GEOAmey during the periods.

Financial Condition

Capital Requirements

Our current cash requirements consist of amounts needed for working capital, distributions of our REIT taxable income in order to maintain our REIT qualification, debt service, supply purchases, investments in joint ventures, and capital expenditures related to either the development of new correctional, detention and reentry facilities, or the maintenance of existing facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. In connection with GEOAmey, our joint venture in the United Kingdom, we and our joint venture partner have each provided a line of credit of £12 million, or $16.1 million, based on exchange rates as of June 30, 2016, for GEOAmey’s operations. As of June 30, 2016, $8.0 million was outstanding.

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing capital projects will be approximately $109 million of which $6 million was spent through June 30, 2016. We estimate that the remaining capital requirements related to these capital projects will be $103 million which will be spent through 2017. Included in these commitments is a contractual commitment to provide a capital contribution towards the design and construction of a prison project in Ravenhall, a locality near Melbourne, Australia, which is estimated to be approximately $84 million as of June 30, 2016. This capital contribution is expected to be made in January 2017. Additionally, in connection with the Ravenhall Prison Project, we have a contractual commitment for construction of the facility and have entered into a syndicated facility agreement with National Australia Bank Limited to provide funding for the project up to AUD 791.0 million, or $589.0 million, based on exchange rates as of June 30, 2016.

Liquidity and Capital Resources

Indebtedness

On May 19, 2016 (the “Amendment Effective Date”), we executed Amendment No. 1, among GEO and GEO Corrections Holdings, Inc. (together with GEO, the “Borrowers”), GEO Australasia Holdings Pty Ltd (“GEO Australasia Holdings”), GEO Australasia Finance Holdings Pty Ltd as trustee for the GEO Australasia Finance Holding Trust (the “Australian Trust”) (the “Australian Trustee”, and together with GEO Australasia Holdings, collectively, the “Australian Borrowers”), the guarantors party thereto, the issuing lenders party thereto, the lenders party thereto and BNP Paribas, as administrative agent (the “Amendment”), to the Second Amended and Restated Credit Agreement, dated as of August 27, 2014, by and among the Borrowers, BNP Paribas, as administrative agent, and the lenders who are, or may from time to time become, a party thereto (the “Existing Credit Agreement”).

The Amendment amends certain terms of the Existing Credit Agreement to effect a revolving credit increase in the amount of $200.0 million, increases to the total leverage thresholds used in the determination of the applicable interest rates, and certain other modifications (the Existing Credit Agreement as so modified, the “Amended Credit Agreement”).

The Amendment provides that each lender (including each Increasing Lender and each Assuming Lender as defined in the Amended Credit Agreement) that executed a lender addendum as a revolving credit lender agrees to provide a revolving credit commitment, inclusive of letters of credit issued thereunder, to the Borrowers at the Amendment Effective Time in an aggregate principal amount equal to $900.0 million (the“Revolving Credit Commitment”) on the terms set forth in the Amended Credit Agreement. In addition, the Amendment increases the principal amount of letters of credit that may be issued under the Revolving Credit Commitment from $175.0 million to $300.0 million.

As of June 30, 2016, we had $291.0 million in aggregate borrowings outstanding, net of discount, under the Term Loan and $450.0 million in borrowings under the Revolver, and approximately $54.2 million in letters of credit which left $395.8 million in additional borrowing capacity under the Revolver. Refer to Note 9 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

On April 18, 2016, we completed an offering of $350 million aggregate principal amount of 6.00% Senior Notes. The 6.00% Senior Notes were offered and sold in a registered offering pursuant to an underwriting agreement, dated as of April 11, 2016 (the “Underwriting Agreement”) among GEO, certain of the Company’s domestic subsidiaries, as guarantors and Wells Fargo Securities, LLC, as representative for the underwriters named therein. The 6.00% Senior Notes were issued by us pursuant to the Indenture, dated as of September 25, 2014 (the “Base Indenture”), by and between GEO and Wells Fargo Bank, National Association, as trustee, as supplemented by a Second Supplemental Indenture, dated as of April 18, 2016 (the “Second Supplemental Indenture” and together with the Base Indenture, the “Indenture”), by and among GEO, the guarantors and the trustee which governs the terms of the 6.00% Senior Notes. The sale of the 6.00% Senior Notes was registered under our existing shelf registration statement on Form S-3 filed on September 12, 2014, as amended (File No. 333-198729). The 6.00% Senior Notes were issued at a coupon rate and yield to maturity of 6.00%. Interest on the 6.00% Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2016. The 6.00% Senior Notes mature on April 15, 2026. We used part of the net proceeds to fund the tender offer or the repurchase, redemption or other discharge of any and all of our 6.625% Senior Notes (see discussion below), to pay all related fees, costs and expenses and for general corporate purposes including repaying borrowings under our Revolver. Loan costs of approximately $6 million were incurred and capitalized in connection with the offering. Refer to Note 9 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

On April 11, 2016, we announced that we had commenced a cash tender offer for any and all of our $300.0 million aggregate principal amount of its 6.625% Senior Notes. On April 18, 2016, we completed the purchase of $231.0 million in aggregate principal amount of its 6.625% Senior Notes validly tendered in connection with our tender offer on or prior to the expiration time. On May 20, 2016, we completed the redemption of the remaining 6.625% Senior Notes in connection with the terms of the notice of redemption delivered to the note holders on April 20, 2016 pursuant to the terms of the indenture governing the 6.625% Senior Notes. We financed the purchase of the 6.625% Senior Notes under the tender offer with part of the net cash proceeds from the 6.00% Senior Notes (see discussion above). As a result of the tender offer and redemption, we incurred a $15.9 million loss on extinguishment related to the tender premium and deferred costs associated with the 6.625% Senior Notes. Refer to Note 9 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

On September 25, 2014, we completed an offering of $250.0 million aggregate principal amount of senior unsecured notes. The notes will mature on October 15, 2024 and have a coupon rate and yield to maturity of 5.875%. Interest is payable semi-annually in cash in arrears on April 15 and October 15, which commenced on April 15, 2015. The 5.875% Senior Notes due 2024 are guaranteed on a senior unsecured basis by all our restricted subsidiaries that guarantee obligations. The 5.875% Senior Notes due 2024 rank equally in right of payment with any unsecured, unsubordinated indebtedness of the Company and the guarantors, including our 5.875% senior notes due 2022, the 5.125% senior notes due 2023, and the guarantors’ guarantees thereof, senior in right of payment to any future indebtedness of ours and the guarantors that is expressly subordinated to the 5.875% Senior Notes due 2024 and the guarantees, effectively junior to any secured indebtedness of ours and the guarantors, including indebtedness under our Credit Facility, to the extent of the value of the assets securing such indebtedness, and structurally junior to all obligations of our subsidiaries that are not guarantors. The sale of the 5.875% Senior Notes due 2024 was registered under our automatic shelf registration statement on Form S-3 filed on September 12, 2014. Refer to Note 9 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

In connection with a new design and build prison project agreement in Ravenhall, Australia with the State of Victoria, in September 2014, we entered into a syndicated facility agreement (the “Construction Facility”) with National Australia Bank Limited to provide debt financing for construction of the project. The Construction Facility provides for non-recourse funding up to AUD 791 million, or approximately $589 million, based on exchange rates as of June 30, 2016. Construction draws will be funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility is through October 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. After October 2019, the Construction Facility will be converted to a term loan with payments due quarterly beginning in 2019 through 2041. In accordance with the terms of the Construction Facility, upon completion and commercial acceptance of the prison, in accordance with the prison contract, the State will make a lump sum payment of AUD 310 million, or approximately $231 million, based on exchange rates as of June 30, 2016, towards a portion of the outstanding principal. The remaining outstanding principal balance will be repaid over the term of the operating agreement. As of June 30, 2016, approximately $359 million was outstanding under the Construction Facility. We also entered into interest rate swap and interest rate cap agreements related to our non-recourse debt in connection with the project. Refer to Note 8 - Derivative Financial Instruments of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

On October 3, 2013, we completed an offering of $250.0 million aggregate principal amount of 5.875% Senior Notes due 2022. The 5.875% Senior Notes due 2022 will mature on January 15, 2022 and have a coupon rate and yield to maturity of 5.875%. Interest is payable semi-annually on January 15 and July 15 each year, which commenced on January 15, 2014. The proceeds received from the 5.875% Senior Notes due 2022 were used, together with cash on hand, to fund the repurchase, redemption or other discharge of our 7.75% senior notes due 2017 and to pay related transaction fees and expenses. Refer to Note 9 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

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

In addition to the debt outstanding under the Credit Facility, the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875.% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 discussed above, we also have significant debt obligations which, although these obligations are non-recourse to us, require cash expenditures for debt service. Our significant debt obligations could have material consequences. See “Risk Factors-Risks Related to Our High Level of Indebtedness” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. We are exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. We also have guaranteed certain obligations for certain of our international subsidiaries. These non-recourse obligations, commitments and contingencies and guarantees are further discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

We consider opportunities for future business and/or asset acquisitions as we deem appropriate when market conditions present opportunities. If we are successful in our pursuit of any new projects, our cash on hand, cash flows from operations and borrowings under the existing Credit Facility may not provide sufficient liquidity to meet our capital needs and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. In the future, our access to capital and ability to compete for future capital intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the 5.125% Senior Notes, the indenture governing the 5.875% Senior Notes due 2022, the indenture governing the 5.875% Senior Notes due 2024, the indenture governing the 6.00% Senior Notes due 2026 and our Credit Agreement. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we expect to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

Prospectus Supplement

On May 8, 2013, the Company filed with the Securities and Exchange Commission a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $100.0 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, were to be made in negotiated transactions or transactions that were deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. On July 18, 2014, the Company filed with the Securities and Exchange Commission a post-effective amendment to its shelf registration statement on Form S-3 (pursuant to which the prospectus supplement had been filed) as a result of the merger of the Company into The GEO Group REIT, Inc. effective June 27, 2014. There were no shares of the Company’s common stock sold under the prospectus supplement during the year ended December 31, 2015 nor the six months ended June 30, 2016.

In September 2014, the Company filed with the Securities and Exchange Commission a new automatic shelf registration statement on Form S-3. On November 10, 2014, in connection with the new shelf registration, the Company filed with the Securities and Exchange Commission a new prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $150.0 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of the Company’s stock issued under this prospectus supplement during the year ended December 31, 2015 nor the six months ended June 30, 2016.

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

Executive Retirement Agreement

We have a non-qualified deferred compensation agreement with our Chief Executive Officer (“CEO”). The current agreement, as amended, provides for a lump sum payment upon retirement, no sooner than age 55. As of January 1, 2013, our CEO had reached age 55 and was eligible to receive the payment upon retirement. If our CEO had retired as of June 30, 2016, we would have had to pay him $7.7 million. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity.

Off-Balance Sheet Arrangements

Except as discussed above, and in the notes to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q, we do not have any off-balance sheet arrangements.

Cash Flow

Cash and cash equivalents as of June 30, 2016 was $38.9 million, compared to $59.6 million as of December 31, 2015.

Operating Activities

Cash provided by operating activities amounted to $38.3 million for the six months ended June 30, 2016 versus cash provided by operating activities of $79.8 million for the six months ended June 30, 2015. Cash provided by operating activities during the six months ended June 30, 2016 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, loss on extinguishment of debt, amortization of debt issuance costs, and stock-based compensation expense. Equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by $14.0 million, representing a positive impact on cash. The decrease was primarily driven by the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $9.6 million which positively impacted cash. The increase was primarily driven by the timing of payments.

Additionally, cash provided by operating activities for the six months ended June 30, 2016 was negatively impacted by an increase in changes in contract receivable of $124.3 million. This increase relates to costs incurred and estimated earnings in excess of billings related to the prison project in Ravenhall, Australia. The contract receivable is expected to grow as construction services are performed and will continue to have a negative impact on cash from operating activities until the balance is ultimately settled with the State. In accordance with the contract, the project will not be billed out until completion and commercial acceptance of the facility by the State.

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

Investing Activities

Cash used in investing activities of $111.3 million during the six months ended June 30, 2016 was primarily the result of capital expenditures of $46.0 million and changes in restricted cash of $65.9 million. Cash used in investing activities of $407.9 million during the six months ended June 30, 2015 was primarily the result of our business acquisitions of the LCS Facilities and Soberlink in the amount of $307.4 million and $24.4 million, respectively, and capital expenditures of $71.7 million.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2016 amounted to $52.0 million compared to cash provided by financing activities of $334.9 million during the six months ended June 30, 2015. Cash provided by financing activities during the six months ended June 30, 2016 was primarily the result of proceeds from long-term debt of $641.0 million which included the issuance of our 6.00% Senior Notes. Additionally, we had proceeds from non-recourse debt of $159.1 million related to construction draws for our prison project in Ravenhall, Australia. These increases were partially offset by a decrease for dividends paid of $97.2 million and payments on long-term debt of $627.5 million which included the redemption of our 6.625% Senior Notes. Cash provided by financing activities during the six months ended June 30, 2015 was primarily the result of proceeds from long-term debt of $518.0 million under our Revolver which was primarily used to fund the acquisition of the LCS Facilities. Additionally, we had proceeds from non-recourse debt of $49.7 million related to construction draws for our prison project in Ravenhall, Australia. These increases were partially offset by a decrease for dividends paid of $92.3 million and payments on long-term debt of $134.7 million.

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

Normalized FFO is defined as FFO adjusted for certain items which by their nature are not comparable from period to period or that tend to obscure the Company’s actual operating performance, including for the periods presented start-up expenses, net of tax, mergers and acquisitions (“M&A”) related expenses, net of tax and loss on extinguishment of debt, net of tax.

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

Our reconciliation of net income attributable to The GEO Group, Inc. to FFO, Normalized FFO and AFFO for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Funds From Operations
Net income attributable to The GEO Group, Inc.	$23,209	$28,291	$55,559	$57,068
Real estate related depreciation and amortization	15,221	14,492	30,363	28,377

NAREIT Defined FFO	38,430	42,783	85,922	85,445
Loss on extinguishment of debt, net of tax	15,866	—	15,866
Start-up expenses, net of tax	—	2,912	1,190	2,912
M&A related expenses, net of tax	—	673	—	2,232

Normalized Funds from Operations	$54,296	$46,368	$102,978	$90,589

Non-real estate related depreciation and amortization	13,431	12,068	26,740	23,124
Consolidated maintenance capital expenditures	(5,954)	(5,425)	(11,194)	(12,086)
Stock-based compensation expense	3,248	2,956	6,489	5,578
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	2,661	1,521	5,027	3,216

Adjusted Funds from Operations	$67,682	$57,488	$130,040	$110,421

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

During the first quarter of 2016, we completed the activation of the 3,400-bed Arizona State Prison in Kingman, Arizona under an assignment, from the previous operator, of the existing managed-only contract with the State of Arizona.

We continue to be encouraged by the current landscape of growth opportunities; however any positive trends may, to some extent, be adversely impacted by government budgetary constraints in the future. While state finances overall are stable, future budgetary pressures may cause state correctional agencies to pursue a number of cost savings initiatives which may include reductions in per diem rates and/or the scope of services provided by private operators. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Additionally, if state budgetary constraints, as discussed above, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations, contract non-renewals, and/or contract re-bids. Although we have historically had a relatively high contract renewal rate, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.

Internationally, we are exploring a number of opportunities in our current markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk. In September 2014, we announced that a consortium led by us and comprised of The GEO Group Australia Pty. Ltd., John Holland Construction and Honeywell signed a contract with the Department of Justice in the State of Victoria for the development and operation of a 1,300-bed capacity prison in Ravenhall, Australia. The Ravenhall facility will be developed under a public-private partnership financing structure with a capital contribution from us of approximately AUD 115 million, or $85.6 million, based on exchange rates as of June 30, 2016, and we anticipate returns on investment consistent with our company-owned facilities.

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

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related cost represented 50.0% of our operating expenses during the six months ended June 30, 2016. Additional significant operating expenses include food, utilities and inmate medical costs. During the six months ended June 30, 2016, operating expenses totaled 76.1% of our consolidated revenues. Our operating expenses as a percentage of revenues in 2016 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2016, we will incur carrying costs for facilities that are currently vacant. As of June 30, 2016, our worldwide operations include the management and/or ownership of approximately 87,000 beds at 104 correctional and detention facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 127,000 offenders and pre-trial defendants, including approximately 83,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During the six months ended June 30, 2016, general and administrative expenses totaled 6.7% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenues in 2016 to remain consistent or decrease as a result of cost savings initiatives. We expect business development costs to remain consistent or increase slightly as we pursue additional business development opportunities in all of our business lines. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

Idle Facilities

We are currently marketing approximately 3,300 vacant beds at four of our idle facilities to potential customers. The annual carrying cost of our idle facilities in 2016 is estimated to be $12.7 million, including depreciation expense of $1.5 million. As of June 30, 2016, these facilities had a net book value of $34.6 million. We currently do not have any firm commitment or agreement in place to activate these facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. These idle facilities are included in the U.S. Corrections & Detention segment. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if all of these idle facilities were to be activated using our U.S. Corrections & Detention average per diem rate in 2015 (calculated as the U.S. Corrections & Detention revenue divided by the number of U.S. Corrections & Detention mandays) and based on the average occupancy rate in our U.S. Corrections & Detention facilities through June 30, 2016, we would expect to receive incremental annualized revenue of approximately $70 million and an annualized increase in earnings per share of approximately $0.20 to $0.25 per share based on our average U.S. Corrections and Detention operating margin.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Credit Facility. Payments under the Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Credit Facility of $740.6 million and $54.2 million in outstanding letters of credit, as of June 30, 2016, for every one percent increase in the average interest rate applicable to the Credit Facility, our total annual interest expense would increase by $7.4 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the Australian dollar, the Canadian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at June 30, 2016, every 10 percent change in historical currency rates would have approximately a $1.3 million effect on our financial position and approximately a $0.6 million impact on our results of operations during the three months ended June 30, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	—	$—	—	$—
May 1, 2016 - May 31, 2016	394	$32.02	—	$—
June 1, 2016 - June 30, 2016	15,375	$33.29	—	$—

Total	15,769		—	$—

(1)	The Company withheld these shares through net share settlements to satisfy minimum statutory tax withholding requirements upon vesting of shares of restricted stock held by employees. These purchases were not made as part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

(A) Exhibits

4.1	Second Supplemental Indenture, dated as of April 18, 2016, by and among The GEO Group, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on April 18, 2016).

4.2	Form of 6.00% Senior Notes due 2026 (incorporated by reference from Exhibit 4.2 to the Form 8-K filed on April 18, 2016).

10.1	The GEO Group, Inc. Senior Management Performance Award Plan, as Amended and Restated (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on May 2, 2016).

10.2	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of May 19, 2016, among The GEO Group, Inc., GEO Corrections Holdings, Inc., GEO Australasia Holdings Pty Ltd, GEO Australasia Finance Holdings Pty Ltd as trustee for the GEO Australasia Finance Holding Trust, the Guarantors party thereto, the Issuing Lenders party thereto, the Lenders party thereto and BNP Paribas, as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Form 8-K filed May 25, 2016).

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date: August 4, 2016	/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer
(duly authorized officer and principal financial officer)