Form 10-Q
period 2016-09-30
GEO GROUP INC
filed 2016-11-08
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 4, 2016, the registrant had 75,013,069 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2016 AND 2015

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues	$554,376	$469,866	$1,612,911	$1,343,181
Operating expenses	415,659	345,966	1,221,002	997,812
Depreciation and amortization	28,783	27,127	85,886	78,628
General and administrative expenses	37,483	33,742	108,448	97,764

Operating income	72,451	63,031	197,575	168,977
Interest income	7,928	2,992	18,387	7,933
Interest expense	(33,428)	(27,314)	(93,864)	(78,610)
Loss on extinguishment of debt	—	—	(15,885)	—

Income before income taxes and equity in earnings of affiliates	46,951	38,709	106,213	98,300
Provision for income taxes	4,970	1,758	12,000	6,954
Equity in earnings of affiliates, net of income tax provision of $650, $583, $1,850 and $1,712, respectively	1,693	1,340	4,943	3,949

Net income	43,674	38,291	99,156	95,295
Net loss attributable to noncontrolling interests	46	21	123	79

Net income attributable to The GEO Group, Inc.	$43,720	$38,312	$99,279	$95,374

Weighted-average common shares outstanding:
Basic	74,108	73,757	74,010	73,658
Diluted	74,336	73,919	74,283	73,906
Net income per common share attributable to The GEO Group, Inc.:
Basic:
Net income per common share attributable to The GEO Group, Inc. – basic	$0.59	$0.52	$1.34	$1.29

Diluted:
Net income per common share attributable to The GEO Group, Inc. – diluted	$0.59	$0.52	$1.34	$1.29

Dividends declared per share	$0.65	$0.62	$1.95	$1.86

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2016 AND 2015

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income	$43,674	$38,291	$99,156	$95,295
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	970	(3,014)	2,081	(4,982)
Pension liability adjustment, net of tax provision of $21, $21, $63 and $63, respectively	33	43	98	120
Unrealized (loss) gain on derivative instrument classified as cash flow hedge, net of tax benefit of $81, $604, $893 and $484, respectively	(520)	(3,470)	(5,162)	(2,453)

Total other comprehensive (loss) income, net of tax	483	(6,441)	(2,983)	(7,315)

Total comprehensive income	44,157	31,850	96,173	87,980

Comprehensive loss attributable to noncontrolling interests	36	64	104	145

Comprehensive income attributable to The GEO Group, Inc.	$44,193	$31,914	$96,277	$88,125

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(In thousands, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$30,123	$59,638
Restricted cash and investments	102,652	8,489
Accounts receivable, less allowance for doubtful accounts of $3,134 and $3,088, respectively	341,454	314,097
Current deferred income tax assets	—	27,914
Prepaid expenses and other current assets	33,443	28,208

Total current assets	507,672	438,346

Restricted Cash and Investments	24,463	20,236
Property and Equipment, Net	1,908,053	1,916,386
Contract Receivable	388,729	174,141
Direct Finance Lease Receivable	—	1,826
Non-Current Deferred Income Tax Assets	24,154	7,399
Goodwill	615,457	615,438
Intangible Assets, Net	208,970	224,148
Other Non-Current Assets	64,897	64,307

Total Assets	$3,742,395	$3,462,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$81,906	$77,523
Accrued payroll and related taxes	46,947	48,477
Accrued expenses and other current liabilities	144,384	135,483
Current portion of capital lease obligations, long-term debt and non-recourse debt	15,638	17,141

Total current liabilities	288,875	278,624

Non-Current Deferred Income Tax Liabilities	—	11,471
Other Non-Current Liabilities	92,081	87,694
Capital Lease Obligations	7,757	8,693
Long-Term Debt	1,893,980	1,855,810
Non-Recourse Debt	493,303	213,098
Commitments, Contingencies and Other (Note 11)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—

Common stock, $0.01 par value, 125,000,000 shares authorized, 74,985,483 and 74,642,859 issued and outstanding, respectively	750	747

Additional paid-in capital	888,975	879,599
Earnings in excess of distributions	112,085	158,796
Accumulated other comprehensive loss	(35,406)	(32,404)

Total shareholders’ equity attributable to The GEO Group, Inc.	966,404	1,006,738
Noncontrolling interests	(5)	99

Total shareholders’ equity	966,399	1,006,837

Total Liabilities and Shareholders’ Equity	$3,742,395	$3,462,227

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2016 AND 2015

(In thousands)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash Flow from Operating Activities:
Net income	$99,156	$95,295
Net loss attributable to noncontrolling interests	123	79

Net income attributable to The GEO Group, Inc.	99,279	95,374
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	85,886	78,628
Stock-based compensation	9,675	8,602
Loss on extinguishment of debt	15,885	—
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	8,330	4,986
Dividends received from unconsolidated joint venture	1,611	—
Provision for doubtful accounts	1,783	323
Equity in earnings of affiliates, net of tax	(4,943)	(3,949)
Income tax deficiency (benefit) related to equity compensation	844	(1,252)
Loss on sale/disposal of property and equipment	764	(935)
Deferred tax benefit	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Changes in accounts receivable, prepaid expenses and other assets	(33,953)	(3,068)
Changes in contract receivable	(205,135)	(74,483)
Changes in accounts payable, accrued expenses and other liabilities	8,216	6,938

Net cash (used in) provided by operating activities	(11,758)	111,164

Cash Flow from Investing Activities:
Acquisition of LCS, cash consideration	—	(307,403)
Acquisition of SoberLink, cash consideration	—	(24,402)
Insurance proceeds – damaged property	4,733	1,270
Proceeds from sale of property and equipment	68	49
Change in restricted cash and investments	(97,716)	(11,136)
Capital expenditures	(68,015)	(100,844)

Net cash used in investing activities	(160,930)	(442,466)

Cash Flow from Financing Activities:
Proceeds from long-term debt	813,077	642,000
Payments on long-term debt	(775,256)	(222,675)
Payments on non-recourse debt	(1,878)	(6,366)
Proceeds from non-recourse debt	273,087	70,117
Taxes paid related to net share settlements of equity awards	(2,336)	(2,748)
Proceeds from issuance of common stock in connection with ESPP	338	321
Debt issuance costs	(20,490)	(5,217)
Income tax (deficiency) benefit related to equity compensation	(844)	1,252
Proceeds from the exercise of stock options	2,367	2,513
Cash dividends paid	(145,991)	(138,454)

Net cash provided by financing activities	142,074	340,743
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,099	(3,647)

Net (Decrease) Increase in Cash and Cash Equivalents	(29,515)	5,794
Cash and Cash Equivalents, beginning of period	59,638	41,337

Cash and Cash Equivalents, end of period	$30,123	$47,131

Supplemental Disclosures:
Non-cash Investing and Financing activities:
Capital expenditures in accounts payable and accrued expenses	$2,410	$7,266

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) is a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of correctional, detention and reentry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa and the United Kingdom. The Company owns, leases and operates a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, as well as community based reentry facilities and offers an expanded delivery of offender rehabilitation services under its ‘GEO Continuum of Care’ platform. The ‘GEO Continuum of Care’ program integrates enhanced in-prison programs, which are evidence-based and include cognitive behavioral treatment and post-release services, provides academic and vocational classes to life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). The Company’s worldwide operations include the management and/or ownership of approximately 87,000 beds at 104 correctional and detention facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 127,000 offenders and pre-trial defendants, including approximately 83,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

The Company’s unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2016 for the year ended December 31, 2015. The accompanying December 31, 2015 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results for the entire year ending December 31, 2016, or for any other future interim or annual periods.

2. IMPAIRMENT TESTING

In August 2016, the Department of Justice (“DOJ”) issued a memorandum regarding the use of public-private partnerships for federal correctional facilities. In this memorandum, the DOJ stated that the Bureau of Prisons (“BOP”) should either decline to renew or substantially reduce the scope of contract renewals in a manner consistent with the law and the overall decline of the BOP’s inmate population. The exact timing of this plan is unknown, and uncertainties exist about the capacity of other BOP facilities to absorb the populations which are currently housed in public-private partnerships.

Although no contracts have been terminated at this time, the Company has determined that the issuance of this statement by the DOJ is considered to be a “triggering event” that requires certain testing of potential impairment of goodwill for its U.S. Corrections & Detention reporting unit as well as impairment testing for certain long-lived assets and related facility management contract intangible assets.

The result of this quantitative testing performed during the quarter ended September 30, 2016 showed no impairment in the goodwill of its U.S. Corrections & Detention reporting unit. The calculated fair value of the reporting unit substantially exceeded its carrying value. The Company used a third party valuation firm to determine the estimated fair value of the reporting unit using a discounted cash flow and other valuation models. Growth rates for sales and profits were determined using inputs from the Company’s long term planning process. The Company also makes estimates for discount rates and other factors based on market conditions, historical experience and other economic factors.

The result of the long-lived asset impairment, including facility management contracts, testing performed during the quarter ended September 30, 2016 showed no impairment based on the undiscounted cash flows projected to occur over the remaining asset life. Certain assumptions about contract renewals, related rates, residual values and alternative facility uses, including leases and sales, were made in connection with these calculations.

It is reasonably possible that other future events could trigger further impairment testing in future periods. It is also reasonably possible that these events, including potential changes in assumptions, could result in the write down of goodwill or other long-lived assets and that the amounts could be material. The Company will conduct its annual goodwill testing of all reporting units as of October 1, 2016 which is its annual testing date.

Contract Awards

On September 30, 2016, we announced that the BOP had extended our contract for our company-owned D. Ray James Correctional Facility for a two-year renewal term through September 30, 2018 for the housing of up to 1,900 beds with a fixed payment for 1,800 beds compared to our previous contract which contained a fixed payment for 1,962 beds.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company’s goodwill balances from December 31, 2015 to September 30, 2016 are as follows (in thousands):

	December 31, 2015	Foreign Currency Translation	September 30, 2016
U.S. Corrections & Detention	$277,774	$—	$277,774
GEO Care	337,257	—	337,257
International Services	407	19	426

Total Goodwill	$615,438	$19	$615,457

The Company has also recorded other finite and indefinite-lived intangible assets as a result of its various business combinations. The Company’s intangible assets include customer relationships, facility management contracts, trade names and technology, as follows (in thousands):

	September 30, 2016				December 31, 2015
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts and customer relationships	15.6	$233,126	$(83,320)	$149,806	$233,041	$(71,538)	$161,503
Technology	7.3	33,700	(19,736)	13,964	33,700	(16,255)	17,445
Trade name (Indefinite lived)	Indefinite	45,200	—	45,200	45,200	—	45,200

Total acquired intangible assets		$312,026	$(103,056)	$208,970	$311,941	$(87,793)	$224,148

Amortization expense was $5.1 million and $15.3 million for the three and nine months ended September 30, 2016, respectively. Amortization expense was $5.1 million and $14.2 million for the three and nine months ended September 30, 2015, respectively. Amortization expense was primarily related to the U.S. Corrections & Detention and GEO Care segments’ amortization of acquired facility management contracts. As of September 30, 2016, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 1.9 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the current contractual periods.

Estimated amortization expense related to the Company’s finite-lived intangible assets for the remainder of 2016 through 2020 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2016	$5,089
2017	20,328
2018	17,468
2019	17,140
2020	17,140
Thereafter	86,605

$163,770

4. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

		Fair Value Measurements at September 30, 2016
	Carrying Value at September 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment:
Rabbi Trust	$15,521	$—	$15,521	$—
Fixed income securities	1,848	—	1,848	—
Liabilities:
Interest rate swap derivatives	$26,896	$—	$26,896	$—

		Fair Value Measurements at December 31, 2015
	Carrying Value at December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$13,071	$—	$13,071	$—
Fixed income securities	1,717	—	1,717	—
Interest rate cap derivatives	93	—	93	—
Liabilities:
Interest rate swap derivatives	$20,835	$—	$20,835	$—

The Company’s Level 2 financial instruments included in the tables above as of September 30, 2016 and December 31, 2015 consist of interest rate swap derivative liabilities and interest rate cap derivative assets held by the Company’s Australian subsidiary, the Company’s rabbi trust established for GEO employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and an investment in Canadian dollar denominated fixed income securities.

The Australian subsidiary’s interest rate swap derivative liabilities and interest rate cap derivative assets are valued using a discounted cash flow model based on projected Australian borrowing rates. The Australian subsidiary’s interest rate cap derivative asset was not significant at September 30, 2016. The Company’s restricted investment in the rabbi trust is invested in Company owned life insurance policies which are recorded at their cash surrender values. These investments are valued based on the underlying investments held in the policies’ separate account. The underlying assets are equity and fixed income pooled funds that are comprised of Level 1 and Level 2 securities. The Canadian dollar denominated securities, not actively traded, are valued using quoted rates for these and similar securities.

5. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at September 30, 2016 and December 31, 2015 (in thousands):

		Estimated Fair Value Measurements at September 30, 2016
	Carrying Value as of September 30, 2016	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$30,123	$30,123	$30,123	$—	$—
Restricted cash and investments	111,594	111,594	108,541	3,053	—
Liabilities:
Borrowings under senior credit facility	$765,250	$751,793	$—	$751,793	$—
5.875% Senior Notes due 2024	250,000	215,938	—	215,938	—
5.125% Senior Notes	300,000	255,375	—	255,375	—
5.875% Senior Notes due 2022	250,000	225,625	—	225,625	—
6.00% Senior Notes	350,000	301,438	—	301,438	—
Non-recourse debt, Australian subsidiary	482,789	482,738	—	482,738	—
Other non-recourse debt, including current portion	42,707	44,221	—	44,221	—

		Estimated Fair Value Measurements at December 31, 2015
	Carrying Value as of December 31, 2015	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$59,638	$59,638	$59,638	$—	$—
Restricted cash and investments	15,654	15,654	11,536	4,118	—
Liabilities:
Borrowings under senior credit facility	$777,500	$777,500	$—	$777,500	$—
5.875% Senior Notes due 2024	250,000	245,783	—	245,783	—
5.125% Senior Notes	300,000	285,189	—	285,189	—
5.875% Senior Notes due 2022	250,000	248,125	—	248,125	—
6.625% Senior Notes	300,000	308,625	—	308,625	—
Non-recourse debt, Australian subsidiary	204,539	204,531	—	204,531	—
Other non-recourse debt, including current portion	42,592	43,353	—	43,353	—

The fair values of the Company’s cash and cash equivalents, and restricted cash approximates the carrying values of these assets at September 30, 2016 and December 31, 2015. Restricted cash consists of money market funds, bank deposits, commercial paper and time deposits used for payments on the Company’s non-recourse debt, asset replacement funds contractually required to be maintained at the Company’s Australian subsidiary and contractual commitments related to the design and construction of a new facility in Ravenhall Australia. The fair value of the money market funds and bank deposits is based on quoted market prices (Level 1) and the fair value of commercial paper and time deposits is based on market prices for similar instruments (Level 2).

The fair values of the Company’s 5.875% senior unsecured notes due 2022 (“5.875% Senior Notes due 2022”), 5.875% senior unsecured notes due 2024 (“5.875% Senior Notes due 2024”), 6.625% senior unsecured notes due 2021 (“6.625 Senior Notes”), 6.00% senior unsecured notes due 2026 (“6.00% Senior Notes”), and the 5.125% senior unsecured notes due 2023 (“5.125% Senior Notes”), although not actively traded, are based on published financial data for these instruments. On April 18, 2016, the Company completed an offering of $350 million aggregate principal amount of the 6.00% Senior Notes. The Company used part of the net proceeds to fund the tender offer or the repurchase, redemption or other discharge of any and all of its 6.625% Senior Notes. Refer to Note 10 – Debt. The fair values of the Company’s non-recourse debt related to the Washington Economic Development Finance Authority (“WEDFA”) is based on market prices for similar instruments. The fair value of the non-recourse debt related to the Company’s Australian subsidiary is estimated using a discounted cash flow model based on current Australian borrowing rates for similar instruments. The fair value of borrowings under the senior credit facility is based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.

6. SHAREHOLDERS’ EQUITY

The following table presents the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests (in thousands):

	Common shares		Additional Paid-In Capital	Earnings in Excess of Distributions	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2015	74,643	$747	$879,599	$158,796	$(32,404)	$99	$1,006,837
Proceeds from exercise of stock options	108	—	2,367	—	—	—	2,367
Tax deficiency related to equity compensation	—	—	(844)	—	—	—	(844)
Stock-based compensation expense	—	—	9,675	—	—	—	9,675
Restricted stock granted	349	3	(3)	—	—	—	—
Restricted stock canceled	(51)	—	—	—	—	—	—
Dividends paid	—	—	—	(145,990)	—	—	(145,990)
Shares withheld for net settlements of share-based awards	(75)	—	(2,336)	—	—	—	(2,336)
Other adjustments to additional paid-in-capital	—	—	179	—	—	—	179
Issuance of common stock – ESPP	12	—	338	—	—	—	338
Net income (loss)	—	—	—	99,279	—	(123)	99,156
Other comprehensive (loss) income	—	—	—	—	(3,002)	19	(2,983)

Balance, September 30, 2016	74,986	$750	$888,975	$112,085	$(35,406)	$(5)	$966,399

During the nine months ended September 30, 2016, the Company withheld shares through net share settlements to satisfy minimum statutory tax withholding requirements upon vesting of shares of restricted stock held by employees.

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

During the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively, GEO declared and paid the following regular cash distributions to its shareholders as follows:

Declaration Date	Record Date	Payment Due	Distribution Per Share	Aggregate Payment Amount (in millions)
February 6, 2015	February 17, 2015	February 27, 2015	$0.62	$46.0
April 29, 2015	May 11, 2015	May 21, 2015	$0.62	$46.3
July 31, 2015	August 14, 2015	August 24, 2015	$0.62	$46.3
November 3, 2015	November 16, 2015	November 25, 2015	$0.65	$48.5
February 3, 2016	February 16, 2016	February 26, 2016	$0.65	$48.5
April 20, 2016	May 2, 2016	May 12, 2016	$0.65	$48.7
July 20, 2016	August 1, 2016	August 12, 2016	$0.65	$48.7

Prospectus Supplement

In September 2014, the Company filed with the Securities and Exchange Commission an automatic shelf registration statement on Form S-3. On November 10, 2014, in connection with the shelf registration, the Company filed with the Securities and Exchange Commission a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $150.0 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of the Company’s stock issued under this prospectus supplement during the year ended December 31, 2015 nor the nine months ended September 30, 2016.

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

The components of accumulated other comprehensive income (loss) attributable to GEO within shareholders’ equity are as follows:

	Nine Months Ended September 30, 2016
	(In thousands)
	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc. (1)	Unrealized (loss)/gain on derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, December 31, 2015	$(11,747)	$(17,697)	$(2,960)	$(32,404)
Current-period other comprehensive (loss) income	2,062	(5,162)	98	(3,002)

Balance, September 30, 2016	$(9,685)	$(22,859)	$(2,862)	$(35,406)

(1)	The foreign currency translation related to noncontrolling interests was not significant at September 30, 2016 or December 31, 2015.

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

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. For options granted during the nine months ended September 30, 2016, the fair value was estimated using the following assumptions: (i) volatility of 25%; (ii) expected term of 5.00 years; (iii) risk free interest rate of 1.45%; and (iv) expected dividend yield of 8.85%. A summary of the activity of stock option awards issued and outstanding under Company plans is as follows for the nine months ended September 30, 2016:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at December 31, 2015	749	$29.98	6.85	$3,057
Options granted	295	29.39
Options exercised	(108)	21.25
Options forfeited/canceled/expired	(62)	34.84

Options outstanding at September 30, 2016	874	$30.50	7.21	$876

Options vested and expected to vest at September 30, 2016	827	$30.33	7.11	$876

Options exercisable at September 30, 2016	469	$27.37	5.84	$876

During the nine months ended September 30, 2016, the Company granted approximately 295,000 options to certain employees which had a weighted-average grant-date fair value of $2.08 per share. For the nine months ended September 30, 2016 and September 30, 2015, the amount of stock-based compensation expense related to stock options was $0.4 million and $0.6 million, respectively. As of September 30, 2016, the Company had $1.0 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.8 years.

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

A summary of the activity of restricted stock outstanding is as follows for the nine months ended September 30, 2016:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at December 31, 2015	863	$39.74
Granted	349	30.43
Vested	(258)	35.75
Forfeited/canceled	(51)	38.58

Restricted stock outstanding at September 30, 2016	903	$36.52

During the nine months ended September 30, 2016, the Company granted approximately 349,000 shares of restricted stock to certain employees and executive officers. Of these awards, 115,000 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2016, 2017 and 2018.

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

For the nine months ended September 30, 2016 and September 30, 2015, the Company recognized $9.2 million and $8.0 million, respectively, of compensation expense related to its restricted stock awards. As of September 30, 2016, the Company had $22.8 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 2.4 years.

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

The Plan is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Plan are made on the last day of each month. During the nine months ended September 30, 2016, 11,976 shares of the Company’s common stock were issued in connection with the Plan.

8. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing the net income from continuing operations attributable to The GEO Group, Inc. by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share were calculated for the nine months ended September 30, 2016 and 2015 as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income	$43,674	$38,291	$99,156	$95,295
Net loss attributable to noncontrolling interests	46	21	123	79

Net income attributable to The GEO Group, Inc.	43,720	38,312	99,279	95,374
Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	74,108	73,757	74,010	73,658

Per share amount	$0.59	$0.52	$1.34	$1.29

Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	74,108	73,757	74,010	73,658
Dilutive effect of equity incentive plans	228	162	273	248

Weighted average shares assuming dilution	74,336	73,919	74,283	73,906

Per share amount	$0.59	$0.52	$1.34	$1.29

Three Months

For the three months ended September 30, 2016, 614,128 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share (“EPS”) because the effect would be anti-dilutive. There were 238,561 common stock equivalents from restricted shares that were anti-dilutive.

For the three months ended September 30, 2015, 403,695 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 258,688 common stock equivalents from restricted shares that were anti-dilutive.

Nine Months

For the nine months ended September 30, 2016, 566,610 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive. There were 222,521 common stock equivalents from restricted shares that were anti-dilutive.

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

Australia – Fulham

The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on its variable rate non-recourse debt (related to its Fulham facility) to 9.7%. The Company has determined the swap, which has a notional amount of AUD 50.9 million, or $38.9 million, based on exchange rates in effect as of September 30, 2016, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt, to be an effective cash flow hedge. Accordingly, the Company records the change in the fair value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total unrealized gains recorded in other comprehensive income, net of tax, related to this cash flow hedge were not significant for the nine months ended September 30, 2016 and 2015. The total fair value of the swap liability was not significant as of September 30, 2016 and December 31, 2015, respectively, and is recorded as a component of other non-current liabilities within the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).

Australia – Ravenhall

The Company’s Australian subsidiary has entered into interest rate swap agreements to fix the interest rate on its variable rate non-recourse debt related to a prison project in Ravenhall, a locality near Melbourne, Australia to 3.3% during the design and construction phase and 4.2% during the project’s operating phase. The swaps’ notional amounts coincide with construction draw fixed commitments throughout the project. At September 30, 2016, the swaps had a notional amount of approximately AUD 626 million, or $478 million, based on exchange rates at September 30, 2016, related to the outstanding draws for the design and construction phase and approximately AUD 466 million, or $356 million, based on exchange rates at September 30, 2016 related to future construction draws. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the non-recourse debt and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in the fair value of the interest rate swaps in accumulated other comprehensive income, net of applicable income taxes. Total unrealized loss recorded in other comprehensive income, net of tax, related to this cash flow hedge was $5.2 million during the nine months ended September 30, 2016. The total fair value of the swap liability as of September 30, 2016 was $26.9 million and is recorded as a component of Other Non-Current liabilities within the accompanying consolidated balance sheet. There was no material ineffectiveness for the periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss).

Additionally, upon completion and commercial acceptance of the prison project, the Department of Justice in the State of Victoria (the “State”) in accordance with the prison contract, will make a lump sum payment of AUD 310 million, or approximately $237 million, based on exchange rates at September 30, 2016, towards a portion of the outstanding principal of the non-recourse debt. The Company’s Australian subsidiary also entered into interest rate cap agreements in September 2014 giving the Company the option to cap the interest rate on its variable non-recourse debt related to the project in the event that the completion of the prison project is delayed which could delay the State’s payment. The Company paid $1.7 million for the interest rate cap agreements. These instruments do not meet the requirements for hedge accounting, and therefore, changes in fair value of the interest rate caps are recorded in earnings. Total losses related to a decrease in the fair value of the interest rate cap assets were not significant during the nine months ended September 30, 2016. The total fair value of the interest rate cap assets was not significant as of September 30, 2016 and December 31, 2015, respectively, and is recorded as a component of other non-current assets within the accompanying consolidated balance sheets.

10. DEBT

Debt outstanding as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Senior Credit Facility:
Term loan	$290,250	$292,500
Unamortized debt issuance costs on term loan	(403)	(486)
Revolver	475,000	485,000

Total Senior Credit Facility	$764,847	$777,014
6.00% Senior Notes:
Notes Due in 2026	350,000	—
Unamortized debt issuance costs	(5,895)	—

Total 6.00% Senior Notes Due in 2026	344,105	—
5.875% Senior Notes:
Notes Due in 2024	250,000	250,000
Unamortized debt issuance costs	(3,868)	(4,140)

Total 5.875% Senior Notes Due in 2024	246,132	245,860
5.125% Senior Notes:
Notes Due in 2023	300,000	300,000
Unamortized debt issuance costs	(4,933)	(5,358)

Total 5.125% Senior Notes Due in 2023	295,067	294,642
5.875% Senior Notes
Notes Due in 2022	250,000	250,000
Unamortized debt issuance costs	(4,088)	(4,564)

Total 5.875% Senior Notes Due in 2022	245,912	245,436
6.625% Senior Notes:
Notes Due in 2021	—	300,000
Unamortized debt issuance costs	—	(5,198)

Total 6.625% Senior Notes Due in 2021	—	294,802
Non-Recourse Debt	525,929	247,679
Unamortized debt issuance costs on non-recourse debt	(21,135)	(21,369)
Unamortized discount on non-recourse debt	(433)	(548)

Total Non-Recourse Debt	504,361	225,762
Capital Lease Obligations	8,992	9,856
Other debt	1,262	1,370

Total debt	2,410,678	2,094,742
Current portion of capital lease obligations, long-term debt and non-recourse debt	(15,638)	(17,141)
Capital Lease Obligations, long-term portion	(7,757)	(8,693)
Non-Recourse Debt, long-term portion	(493,303)	(213,098)

Long-Term Debt	$1,893,980	$1,855,810

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, “Interest-Imputation of Interest,” which is intended to simplify the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability be presented as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. In accordance with ASU No. 2015-03, the Company adopted the new standard during the nine months ended September 30, 2016 and has applied the new guidance on a retrospective basis. Refer to Note 14 – Recent Accounting Pronouncements.

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

The Amendment provides that each lender (including each Increasing Lender and each Assuming Lender as defined in the Amended Credit Agreement) that executed a lender addendum as a revolving credit lender agrees to provide a revolving credit commitment, inclusive of letters of credit issued thereunder, to the Borrowers at the Amendment Effective Time in an aggregate principal amount equal to $900.0 million (the “Revolving Credit Commitment”) on the terms set forth in the Amended Credit Agreement. In addition, the Amendment increases the principal amount of letters of credit that may be issued under the Revolving Credit Commitment from $175.0 million to $300.0 million.

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

Giving effect to the Amendment, the Amended Credit Agreement currently evidences a Credit Facility (the “Credit Facility”) consisting of a $291.0 million Term Loan (the “Term Loan”) bearing interest at LIBOR plus 2.50% (with a LIBOR floor of .75%), and a $900.0 million revolving credit facility (the “Revolver”) initially bearing interest at LIBOR plus 2.25% (with a LIBOR floor of 0.00%) together with AUD225.0 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars (the “Australian LC Facility”). The Amended Credit Agreement also includes a $100.0 million Multicurrency Subfacility Commitment that is part of the Revolver and a $300.0 million letter of credit subfacility that is part of the Revolver. The Amended Credit Agreement also has an accordion feature of $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions. The Term Loan Maturity Date under the Amended Credit Agreement did not change from the Existing Credit Agreement and is April 3, 2020. The Amendment amended the termination date for the Revolving Credit Commitment component to May 19, 2021; provided, that if on October 3, 2019 both the maturity dates of all Term Loans and Incremental Term Loans have not been extended to November 19, 2021 or a later date, and the senior secured leverage ratio exceeds 2.50 to 1.00, then the termination date of the Revolving Credit Commitments will be October 3, 2019. The Amendment amended the maturity date for the performance letter of credit component of the Australian LC Facility to October 1, 2016, and the maturity date for the financial letter of credit component of the Australian LC Facility to February 15, 2017. On September 9, 2016, the performance letter of credit component of the Australian LC Facility was reduced by AUD110 million after the Company executed a Letter of Offer by and among GEO and HSBC Bank Australia Limited (the “Letter of Offer”) providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of AUD100 million as further discussed below.

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

On August 18, 2016, the Company executed a Letter of Offer by and among GEO and HSBC Bank Australia Limited (the “Letter of Offer”) providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of AUD100 million, or $76.3 million, based on exchange rates in effect as of September 30, 2016 (collectively, the “Bank Guarantee Facility”). The Bank Guarantee Facility allows GEO to provide letters of credit to assure performance of certain obligations of its wholly owned subsidiary relating to its prison project in Ravenhall, located near Melbourne, Australia and replaced the performance letter of credit discussed above which was previously included in the Amended Credit Agreement. The Bank Guarantee Facility is unsecured. The issuance of letters of credit under the Bank Guarantee Facility is subject to the satisfaction of the conditions precedent specified in the Letter of Offer. Letters of credit issued under the bank guarantee lines are due on demand and letters of credit issued under the bank guarantee/standby sub-facility cannot have a duration exceeding twelve months. The Bank Guarantee Facility may be terminated by HSBC on 90 days written notice. As of September 30, 2016, there was AUD100 million in letters of credit issued under the Bank Guarantee Facility.

As of September 30, 2016, the Company had $290.3 million in aggregate borrowings outstanding under the Term Loan, $475.0 million in borrowings under the Revolver, and approximately $53.6 million in letters of credit which left $371.4 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Amended Credit Agreement as of September 30, 2016 was 3.0%.

6.00% Senior Notes due 2026

On April 18, 2016, the Company completed an offering of $350 million aggregate principal amount of 6.00% senior notes due 2026. The 6.00% Senior Notes were offered and sold in a registered offering pursuant to an underwriting agreement, dated as of April 11, 2016 (the “Underwriting Agreement”) among the Company, certain of the Company’s domestic subsidiaries, as guarantors and Wells Fargo Securities, LLC, as representative for the underwriters named therein. The 6.00% Senior Notes were issued by the Company pursuant to the Indenture, dated as of September 25, 2014 (the “Base Indenture”), by and between the Company and Wells Fargo Bank, National Association, as trustee, as supplemented by a Second Supplemental Indenture, dated as of April 18, 2016 (the “Second Supplemental Indenture” and together with the Base Indenture, the “Indenture”), by and among the Company, the guarantors and the trustee which governs the terms of the 6.00% Senior Notes. The sale of the 6.00% Senior Notes was registered under GEO’s existing shelf registration statement on Form S-3 filed on September 12, 2014, as amended (File No. 333-198729). The 6.00% Senior Notes were issued at a coupon rate and yield to maturity of 6.00%. Interest on the 6.00% Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2016. The 6.00% Senior Notes mature on April 15, 2026. The Company used the net proceeds to fund the tender offer and the redemption of all of its 6.625% Senior Notes (see discussion below), to pay all related fees, costs and expenses and for general corporate purposes including repaying borrowings under the Company’s Revolver. Loan costs of approximately $6 million were incurred and capitalized in connection with the offering.

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

5.875% Senior Notes due 2024

Interest on the 5.875% Senior Notes due 2024 accrues at the stated rate. The Company pays interest semi-annually in arrears on April 15 and October 15 of each year. On or after October 15, 2019, the Company may, at its option, redeem all or part of the 5.875% Senior Notes due 2024 at the redemption prices set forth in the indenture governing the 5.875% Senior Notes due 2024. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors. Refer to Note 15-Condensed Consolidating Financial Information.

5.125% Senior Notes due 2023

Interest on the 5.125% Senior Notes accrues at the stated rate. The Company pays interest semi-annually in arrears on April 1 and October 1 of each year. On or after April 1, 2018, the Company may, at its option, redeem all or part of the 5.125% Senior Notes at the redemption prices set forth in the indenture governing the 5.125% Senior Notes. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors. Refer to Note 15-Condensed Consolidating Financial Information.

5.875% Senior Notes due 2022

Interest on the 5.875% Senior Notes due 2022 accrues at the stated rate. The Company pays interest semi-annually in arrears on January 15 and July 15 of each year. On or after January 15, 2017, the Company may, at its option, redeem all or part of the 5.875% Senior Notes due 2022 at the redemption prices set forth in the indenture governing the 5.875% Senior Notes due 2022. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors. Refer to Note 15-Condensed Consolidating Financial Information.

Non-Recourse Debt

Northwest Detention Center

The remaining balance of the original debt service requirement under the $54.4 million note payable (“2011 Revenue Bonds”) to WEDFA will mature in October 2021 with fixed coupon rates of 5.25%, is $43.1 million, of which $6.5 million is classified as current in the accompanying consolidated balance sheet as of September 30, 2016. The payment of principal and interest on the 2011 Revenue Bonds issued by WEDFA is non-recourse to GEO.

As of September 30, 2016, included in current restricted cash and investments and non-current restricted cash and investments is $8.4 million of funds held in trust for debt service and other reserves with respect to the above mentioned note payable to WEDFA.

Australia – Fulham

The non-recourse obligation of the Company totaled $4.6 million (AUD 6.0 million) and $9.0 million (AUD 12.4 million), based on the exchange rates in effect at September 30, 2016 and December 31, 2015, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, based on exchange rates as of September 30, 2016, was $3.8 million. This amount is included in non-current restricted cash and investments and the annual maturities of the future debt obligation are included in Non-Recourse Debt in the accompanying consolidated balance sheets.

Australia – Ravenhall

In connection with a new design and build prison project agreement with the State, the Company entered into a syndicated facility agreement (the “Construction Facility”) with National Australia Bank Limited to provide debt financing for construction of the project. The Construction Facility provides for non-recourse funding up to AUD 791.0 million, or approximately $603.9 million, based on exchange rates as of September 30, 2016. Construction draws will be funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility is through October 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. Upon completion of the prison, the Construction Facility will be converted to a term loan with payments due quarterly beginning in 2018 through 2041. In accordance with the terms of the Construction Facility, upon completion and commercial acceptance of the prison, in accordance with the prison contract, the State will make a lump sum payment of AUD 310 million, or approximately $237 million, based on exchange rates as of September 30, 2016, towards a portion of the outstanding principal. The remaining outstanding principal balance will be repaid over the term of the operating agreement. As of September 30, 2016, approximately $478 million was outstanding under the Construction Facility. The Company also entered into interest rate swap and interest rate cap agreements related to its non-recourse debt in connection with the project. Refer to Note 9 – Derivative Financial Instruments.

Guarantees

Australia

The Company has entered into certain guarantees in connection with the financing and construction performance of a facility in Australia. The obligations amounted to approximately AUD 215.0 million, or $164.1 million, based on exchange rates as of September 30, 2016. These guarantees are secured by outstanding letters of credit under the Company’s Revolver as of September 30, 2016.

At September 30, 2016, the Company also had thirteen other letters of credit outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $20.1 million.

South Africa

In connection with the creation of South African Custodial Services Pty. Limited (“SACS”), the Company entered into certain guarantees related to the financing, construction and operation of the prison. As of September 30, 2016, the Company guaranteed obligations amounting to 15.0 million South African Rand, or $1.1 million based on exchange rates as of September 30, 2016. In the event SACS is unable to maintain the required funding in a rectification account maintained for the payment of certain costs in the event of contract termination, a previously existing guarantee by the Company for the shortfall will need to be re-instated. The remaining guarantee of 7.4 million South African Rand is secured by outstanding letters of credit under the Company’s Revolver as of September 30, 2016.

In addition to the above, the Company has also agreed to provide a loan, if required, of up to 20 million South African Rand, or $1.4 million based on exchange rates as of September 30, 2016, referred to as the Shareholder’s Loan, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the standby facility, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Shareholder’s Loan expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. SACS’ ability to draw on the Shareholder’s Loan is limited to certain circumstances, including termination of the contract.

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

Canada

In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a trust. The potential estimated exposure of these obligations is Canadian Dollar 1.5 million, or $1.1 million, based on exchange rates as of September 30, 2016, commencing in 2017. The liability related to this exposure is included in Other Non-Current Liabilities as of September 30, 2016 and December 31, 2015, respectively. To secure this guarantee, the Company purchased Canadian Dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset equal to the current fair value of those securities included in Other Non-Current Assets as of September 30, 2016 and December 31, 2015 on its consolidated balance sheets. The Company does not currently operate or manage this facility.

United Kingdom

In connection with the creation of GEOAmey, the Company and its joint venture partner guarantee the availability of working capital in equal proportion to ensure that GEOAmey can comply with current and future contractual commitments related to the performance of its operations. The Company and the 50% joint venture partner have each extended a £12 million line of credit, or $15.6 million, based on exchange rates as of September 30, 2016, of which £4.5 million, or $5.8 million, based on exchange rates as of September 30, 2016, was outstanding as of September 30, 2016. During the nine months ended September 30, 2016, GEOAmey made principal payments in the amount of £4 million. The Company’s maximum exposure relative to the joint venture is its note receivable of approximately $5.8 million, which is included in Other Non-Current Assets in the accompanying consolidated balance sheets, and future financial support necessary to guarantee performance under the contract.

Except as discussed above, the Company does not have any off balance sheet arrangements.

11. COMMITMENTS, CONTINGENCIES AND OTHER

Litigation, Claims and Assessments

On August 25, 2016, a purported shareholder class action lawsuit was filed against the Company, its Chief Executive Officer, George C. Zoley (“Mr. Zoley”), and its Chief Financial Officer, Brian R. Evans (“Mr. Evans”), in the United States District Court for the Southern District of Florida. The complaint alleges that the Company and Messrs. Zoley and Evans made false and misleading statements regarding the Company’s business, operational and compliance policies. The lawsuit alleges that it is brought by John J. Mulvaney individually and on behalf of a class consisting of all persons other than the defendants who purchased or otherwise acquired the Company’s securities during the alleged class period between March 1, 2012 through and including August 17, 2016. The complaint alleges that the Company and Messrs. Zoley and Evans violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and alleges that Messrs. Zoley and Evans violated Section 20(a) of the Exchange Act. The complaint seeks damages, interest, attorneys’ fees, expert fees, other costs, and such other relief as the court may deem proper. The Company intends to take all necessary steps to vigorously defend itself and Messrs. Zoley and Evans. The Company has not recorded an accrual relating to this matter at this time, as a loss is not considered probable or reasonably estimable at this preliminary stage of the lawsuit.

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

Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing capital projects will be approximately $108.7 million of which $14 million was spent through the first nine months of 2016. The Company estimates the remaining capital requirements related to these capital projects will be $94.7 million which will be spent through 2017. Included in these commitments is a contractual commitment to provide a capital contribution towards the design and construction of a prison project in Ravenhall, a locality near Melbourne, Australia, which is estimated to be approximately $84 million as of September 30, 2016. This capital contribution is expected to be made in January 2017.

Additionally, in connection with the Ravenhall Prison Project, the Company has a contractual commitment for construction of the facility and has entered into a syndicated facility agreement with National Australia Bank Limited to provide funding for the project up to AUD 791 million, or $604 million, based on exchange rates as of September 30, 2016. Refer to Note 10 – Debt.

Idle Facilities

The Company is currently marketing approximately 3,300 vacant beds at four of its idle facilities to potential customers. The carrying values of these idle facilities, which are included in Property and Equipment, Net in the accompanying consolidated balance sheets, totaled $34.2 million as of September 30, 2016, excluding equipment and other assets that can be easily transferred for use at other facilities.

Other

A recently completed state non-income tax audit included tax periods for which a state tax authority had a number of years ago processed a substantial tax refund. At the completion of the audit fieldwork, the Company received a notice of audit findings disallowing deductions that were previously claimed by the Company, approved by the state tax authority and served as the basis for the approved refund claim. If the state tax authority disallows the deductions, which were previously granted by the same state tax authority, a non-income tax assessment of $14.8 million plus interest could occur. The Company disagrees with the audit findings and if assessed intends to take all necessary steps to vigorously defend its position. The Company has not deemed it necessary to record an accrual relating to this matter, as a loss is not considered probable at this time.

12. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the U.S. Corrections & Detention segment; the GEO Care segment; the International Services segment; and the Facility Construction & Design segment. The Company’s segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues:
U.S. Corrections & Detention	$344,452	$320,526	$1,024,395	$910,465
GEO Care	99,779	86,517	289,722	248,531
International Services	40,416	38,031	116,468	117,228
Facility Construction & Design (1)	69,729	24,792	182,326	66,957

Total revenues	$554,376	$469,866	$1,612,911	$1,343,181

Operating income from segments:
U.S. Corrections & Detention	$77,865	$74,017	$220,292	$200,224
GEO Care	30,007	20,702	80,558	58,426
International Services	1,866	1,647	4,702	6,732
Facility Construction & Design (1)	196	407	471	1,359

Operating income from segments	$109,934	$96,773	$306,023	$266,741

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

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Total operating income from segments	$109,934	$96,773	$306,023	$266,741
Unallocated amounts:
General and Administrative Expenses	(37,483)	(33,742)	(108,448)	(97,764)
Net Interest Expense	(25,500)	(24,322)	(75,477)	(70,677)
Loss on Extinguishment of Debt	—	—	(15,885)	—

Income before income taxes and equity in earnings of affiliates	$46,951	$38,709	$106,213	$98,300

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

The Company has recorded $1.1 million and $2.9 million in earnings, net of tax, for SACS operations during the three and nine months ended September 30, 2016, and $1.2 million and $3.4 million in earnings, net of tax, for SACS operations during the three and nine months ended September 30, 2015, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of September 30, 2016 and December 31, 2015, the Company’s investment in SACS was $10.3 million and $9.9 million, respectively.

The Company has recorded $0.7 million and $2.1 million in earnings, net of tax, for GEO Amey’s operation during the three and nine months ended September 30, 2016 and $0.2 million and $0.6 million in earnings, net of tax, for GEOAmey’s operations during the three and nine months ended September 30, 2015, respectively, net of income tax provision, in the accompanying consolidated statements of operations. As of September 30, 2016 and December 31, 2015, the Company’s investment in GEOAmey was $0.2 million and $(1.5) million, respectively, and represents its share of cumulative reported losses. Losses in excess of the Company’s investment have been recognized as the Company has provided certain loans and guarantees to provide financial support to GEOAmey. Refer to Note 10 – Debt.

13. BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Nine Months Ended September 30, 2016	Year Ended December 2015
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$25,935	$25,826
Service cost	746	1,173
Interest cost	866	1,082
Actuarial gain	—	(1,818)
Benefits paid	(339)	(328)

Projected benefit obligation, end of period	$27,208	$25,935

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	339	328
Benefits paid	(339)	(328)

Plan assets at fair value, end of period	$—	$—

Unfunded Status of the Plan	$(27,208)	$(25,935)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Components of Net Periodic Benefit Cost
Service cost	$249	$293	$746	$860
Interest cost	289	271	866	812
Net loss	53	107	160	320

Net periodic pension cost	$591	$671	$1,772	$1,992

The long-term portion of the pension liability as of September 30, 2016 and December 31, 2015 was $26.9 million and $25.1 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

14. RECENT ACCOUNTING PRONOUNCEMENTS

The Company implemented the following accounting standards during the nine months ended September 30, 2016:

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, “Interest-Imputation of Interest,” which is intended to simplify the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability be presented as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance in this update does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the debt issuance costs ratable over the term of the line-of-credit agreement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. In accordance with ASU No. 2015-03, the Company has applied the new guidance on a retrospective basis. As a result, the Company has reclassified debt issuance costs of $40.8 million and $41.1 million from Other Non-Current Assets to a direct reduction of Long-Term Debt and Non-Recourse Debt in the accompanying consolidated balance sheets at September 30, 2016 and December 31, 2015, respectively. In accordance with the SEC guidance discussed above, the Company continues to present debt issuance costs related to its Revolver as an asset which is included in Other Non-Current Assets. The implementation of this standard during the nine months ended September 30, 2016 did not have a material impact on the Company’s financial position, results of operations or cash flows. Refer to Note 10 – Debt.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes,” which simplifies the presentation of deferred income taxes by requiring that all deferred income tax assets and liabilities be classified as non-current in a classified statement of financial position. ASU No. 2015-17 is effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods with earlier application permitted. The Company early adopted this standard during the nine months ended September 30, 2016 on a prospective basis. Adoption of this ASU resulted in a reclassification of the Company’s net current deferred tax asset and net non-current deferred tax liability to the net non-current deferred tax asset in the accompanying consolidated balance sheet as of September 30, 2016. The prior reporting period was not retroactively adjusted. The implementation of this standard during the nine months ended September 30, 2016 did not have a material impact on the Company’s financial position, results of operations or cash flows.

The following accounting standards will be adopted in future periods:

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation – Interest Held through Related Parties that are Under Common Control,” which amends the current consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE, and therefore consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. The amendments in this update are effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory,” which requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Prior to this ASU, an entity was prohibited from recognizing the income tax consequences of an intra-entity asset transfer until the asset had been sold to an outside party. The amendments in ASU No. 2016-16 are effective for public companies for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows,” which clarified the presentation and classification in the statement of cash flows for eight specific cash flow issues with the objective of reducing diversity in practice. These cash flow issues include debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies), distributions received from equity method investees, beneficial interests in securitization transactions and also addresses separately identified cash flows and the application of the predominance principle. The amendments in ASU No. 2016-15 are effective for public companies for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses,” which changes the methodology for recognizing credit losses for entities holding financial assets that are not accounted for at fair value through net income. The amendments in this update affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the current incurred loss methodology with a methodology that reflects expected credit losses and requires consideration in a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in ASU No. 2016-13 are effective for public companies for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2016, the FASB amended ASU No. 2016-10, “Revenue from Contracts with Customers,” which clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. This amendment clarifies that before an entity can identify its performance obligations in a contract with a customer, the entity first identifies the promised goods or services in the contract. An entity is not required to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. Also, an entity is permitted, as an accounting policy election, to account for shipping and handling activities that occur after the customer has obtained control of a good as an activity to fulfill the promise to transfer the good rather than as an additional promised service. The amendment also includes implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in ASU No. 2016-10 are effective for public companies for annual periods beginning after December 15, 2017. The Company is in the process of evaluating whether this standard would have a material impact on the Company’s financial position, results of operations or cash flows.

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

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers – Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the implementation guidance on principal versus agent considerations. This amendment clarifies that when another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself (entity is a principal) or to arrange for that good or service to be provided by the other party (entity is an agent). When (or as) an entity that is a principal satisfies a performance obligation, the entity recognizes revenue in the gross amount of consideration it expects to be entitled in exchange for the specified good or service transferred to the customer. When (or as) an entity that is an agent satisfies a performance obligation, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging the specified good or service to be provided by the other party. An entity is a principal if it controls the specified good or service before that good or service is transferred to the customer. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. The amendments in ASU No. 2016-08 are effective for public companies for annual periods beginning after December 15, 2017. The Company is in the process of evaluating whether this standard would have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-07, “Investments-Equity Method and Joint Ventures,” as a part of its Simplification Initiative. The amendments in this standard eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in ASU 2016-07 also require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this standard are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging,” which clarifies that a change in the counter party to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in ASU 2016-05 are effective for public companies for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. An entity has an option to apply the amendments in this standard on either a prospective basis or a modified retrospective basis, with early adoption permitted. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of September 30, 2016, the Company’s 6.00% Senior Notes, 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 were fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”). The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended September 30, 2016
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$173,920	$410,329	$112,708	$(142,581)	$554,376
Operating expenses	144,748	314,009	99,483	(142,581)	415,659
Depreciation and amortization	6,339	21,502	942	—	28,783
General and administrative expenses	11,727	18,180	7,576	—	37,483

Operating income	11,106	56,638	4,707	—	72,451
Interest income	4,765	422	8,029	(5,288)	7,928
Interest expense	(16,324)	(13,525)	(8,867)	5,288	(33,428)
Loss on extinguishment of debt	—	—	—	—	—

Income (loss) before income taxes and equity in earnings of affiliates	(453)	43,535	3,869	—	46,951
Income tax provision	(9)	4,032	947	—	4,970
Equity in earnings of affiliates, net of income tax provision	—	—	1,693	—	1,693

Income before equity in income of consolidated subsidiaries	(444)	39,503	4,615	—	43,674
Income from consolidated subsidiaries, net of income tax provision	44,118	—	—	(44,118)	—

Net income	43,674	39,503	4,615	(44,118)	43,674
Net loss attributable to noncontrolling interests	—	—	46	—	46

Net income attributable to The GEO Group, Inc.	$43,674	$39,503	$4,661	$(44,118)	$43,720

Net income	$43,674	$39,503	$4,615	$(44,118)	$43,674
Other comprehensive income, net of tax	—	33	450	—	483

Total comprehensive income	$43,674	$39,536	$5,065	$(44,118)	$44,157
Comprehensive loss attributable to noncontrolling interests	—	—	36	—	36

Comprehensive income attributable to The GEO Group, Inc.	$43,674	$39,536	$5,101	$(44,118)	$44,193

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended September 30, 2015
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$175,353	$369,004	$65,388	$(139,879)	$469,866
Operating expenses	142,002	288,303	55,540	(139,879)	345,966
Depreciation and amortization	6,007	20,002	1,118	—	27,127
General and administrative expenses	12,285	16,876	4,581	—	33,742

Operating income	15,059	43,823	4,149	—	63,031
Interest income	5,820	431	2,870	(6,129)	2,992
Interest expense	(15,419)	(14,320)	(3,704)	6,129	(27,314)

Income before income taxes and equity in earnings of affiliates	5,460	29,934	3,315	—	38,709
Income tax provision	—	869	889	—	1,758
Equity in earnings of affiliates, net of income tax provision	—	—	1,340	—	1,340

Income before equity in income of consolidated subsidiaries	5,460	29,065	3,766	—	38,291
Income from consolidated subsidiaries, net of income tax provision	32,831	—	—	(32,831)	—

Net income	38,291	29,065	3,766	(32,831)	38,291
Net loss attributable to noncontrolling interests	—	—	21	—	21

Net income attributable to The GEO Group, Inc.	$38,291	$29,065	$3,787	$(32,831)	$38,312

Net income	$38,291	$29,065	$3,766	$(32,831)	$38,291
Other comprehensive income, net of tax	—	43	(6,484)	—	(6,441)

Total comprehensive income	$38,291	$29,108	$(2,718)	$(32,831)	$31,850
Comprehensive loss attributable to noncontrolling interests	—	—	64	—	64

Comprehensive income attributable to The GEO Group, Inc.	$38,291	$29,108	$(2,654)	$(32,831)	$31,914

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30, 2016
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$515,971	$1,215,469	$306,484	$(425,013)	$1,612,911
Operating expenses	418,261	957,704	270,050	(425,013)	1,221,002
Depreciation and amortization	18,866	64,159	2,861	—	85,886
General and administrative expenses	34,548	53,396	20,504	—	108,448

Operating income	44,296	140,210	13,069	—	197,575
Interest income	15,646	1,440	18,699	(17,398)	18,387
Interest expense	(49,031)	(41,401)	(20,830)	17,398	(93,864)
Loss on extinguishment of debt	(15,885)	—	—	—	(15,885)

Income (loss) before income taxes and equity in earnings of affiliates	(4,974)	100,249	10,938	—	106,213
Income tax (benefit) provision	(101)	9,323	2,778	—	12,000
Equity in earnings of affiliates, net of income tax provision	—	—	4,943	—	4,943

Income (loss) before equity in income of consolidated subsidiaries	(4,873)	90,926	13,103	—	99,156
Income from consolidated subsidiaries, net of income tax provision	104,029			(104,029)	—

Net income	99,156	90,926	13,103	(104,029)	99,156
Net loss attributable to noncontrolling interests	—	—	123	—	123
Net income attributable to The GEO Group, Inc.	$99,156	$90,926	$13,226	$(104,029)	$99,279

Net income	$99,156	$90,926	$13,103	$(104,029)	$99,156
Other comprehensive income (loss), net of tax	—	98	(3,081)	—	(2,983)

Total comprehensive income	$99,156	$91,024	$10,022	$(104,029)	$96,173
Comprehensive loss attributable to noncontrolling interests	—	—	104	—	104

Comprehensive income attributable to The GEO Group, Inc.	$99,156	$91,024	$10,126	$(104,029)	$96,277

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30, 2015
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$481,102	$1,076,373	$191,876	$(406,170)	$1,343,181
Operating expenses	399,557	843,498	160,927	(406,170)	997,812
Depreciation and amortization	18,592	56,881	3,155	—	78,628
General and administrative expenses	33,657	50,684	13,423	—	97,764

Operating income (loss)	29,296	125,310	14,371	—	168,977
Interest income	17,733	2,510	8,189	(20,499)	7,933
Interest expense	(45,264)	(43,700)	(10,145)	20,499	(78,610)

Income (loss) before income taxes and equity in earnings of affiliates	1,765	84,120	12,415	—	98,300
Income tax (benefit) provision	(62)	4,199	2,817	—	6,954
Equity in earnings of affiliates, net of income tax provision	—	—	3,949	—	3,949
Income (loss) from continuing operations before equity in income of consolidated subsidiaries	1,827	79,921	13,547	—	95,295
Income from consolidated subsidiaries, net of income tax provision	93,468	—	—	(93,468)	—

Net income	$95,295	$79,921	$13,547	$(93,468)	$95,295
Net loss attributable to noncontrolling interests	—	—	79	—	79

Net income attributable to The GEO Group, Inc.	$95,295	$79,921	$13,626	$(93,468)	$95,374

Net income	$95,295	$79,921	$13,547	$(93,468)	$95,295
Other comprehensive income (loss), net of tax	—	120	(7,435)	—	(7,315)

Total comprehensive income	$95,295	$80,041	$6,112	$(93,468)	$87,980
Comprehensive loss attributable to noncontrolling interests	—	—	145	—	145

Comprehensive income attributable to The GEO Group, Inc.	$95,295	$80,041	$6,257	$(93,468)	$88,125

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

	As of September 30, 2016
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$5,136	$—	$24,987	$—	$30,123
Restricted cash and investments	—	—	102,652	—	102,652
Accounts receivable, less allowance for doubtful accounts	133,559	190,585	17,310	—	341,454
Current deferred income tax assets	—	—	—	—	—
Prepaid expenses and other current assets	3,534	21,920	9,352	(1,363)	33,443

Total current assets	142,229	212,505	154,301	(1,363)	507,672

Restricted Cash and Investments	162	19,021	5,280	—	24,463
Property and Equipment, Net	737,221	1,087,820	83,012	—	1,908,053
Contract Receivable	—	—	388,729	—	388,729
Intercompany Receivable	1,025,018	119,322	17,924	(1,162,264)	—
Non-Current Deferred Income Tax Assets	713	11,898	11,543	—	24,154
Goodwill	79	614,941	437	—	615,457
Intangible Assets, Net	—	208,209	761	—	208,970
Investment in Subsidiaries	1,111,728	453,635	2,190	(1,567,553)	—
Other Non-Current Assets	18,153	105,703	20,984	(79,943)	64,897

Total Assets	$3,035,303	$2,833,054	$685,161	$(2,811,123)	$3,742,395

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$6,935	$47,247	$27,724	$—	$81,906
Accrued payroll and related taxes	—	31,464	15,483	—	46,947
Accrued expenses and other current liabilities	50,615	81,013	14,290	(1,534)	144,384
Current portion of capital lease obligations, long-term debt and non-recourse debt	3,000	1,581	11,057	—	15,638

Total current liabilities	60,550	161,305	68,554	(1,534)	288,875

Non-Current Deferred Income Tax Liabilities	—	—	—	—	—
Intercompany Payable	110,122	1,025,366	26,776	(1,162,264)	—
Other Non-Current Liabilities	4,247	142,555	25,051	(79,772)	92,081
Capital Lease Obligations	—	7,757	—	—	7,757
Long-Term Debt	1,893,980	—	—	—	1,893,980
Non-Recourse Debt	—	—	493,303	—	493,303
Commitments & Contingencies and Other Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	966,404	1,496,071	71,482	(1,567,553)	966,404
Noncontrolling Interests	—	—	(5)	—	(5)

Total Shareholders’ Equity	966,404	1,496,071	71,477	(1,567,553)	966,399

Total Liabilities and Shareholders’ Equity	$3,035,303	$2,833,054	$685,161	$(2,811,123)	$3,742,395

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

	As of December 31, 2015
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$37,077	$—	$22,561	$—	$59,638
Restricted cash and investments	—	—	8,489	—	8,489
Accounts receivable, less allowance for doubtful accounts	131,747	162,538	19,812	—	314,097
Current deferred income tax assets	—	23,120	4,794	—	27,914
Prepaid expenses and other current assets	1,190	17,917	10,310	(1,209)	28,208

Total current assets	170,014	203,575	65,966	(1,209)	438,346

Restricted Cash and Investments	138	16,386	3,712	—	20,236
Property and Equipment, Net	746,478	1,088,417	81,491	—	1,916,386
Direct Finance Lease Receivable	—	—	1,826	—	1,826
Contract Receivable	—	—	174,141		174,141
Intercompany Receivable	971,291	86,519	—	(1,057,810)	—
Non-Current Deferred Income Tax Assets	710	(102)	6,791	—	7,399
Goodwill	79	614,941	418	—	615,438
Intangible Assets, Net	—	223,426	722	—	224,148
Investment in Subsidiaries	1,106,546	453,636	—	(1,560,182)	—
Other Non-Current Assets	2,387	116,561	25,486	(80,127)	64,307

Total Assets	$2,997,643	$2,803,359	$360,553	$(2,699,328)	$3,462,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$9,731	$54,675	$13,117	$—	$77,523
Accrued payroll and related taxes	—	35,516	12,961	—	48,477
Accrued expenses and other current liabilities	43,043	78,510	15,139	(1,209)	135,483
Current portion of capital lease obligations, long-term debt and non-recourse debt	3,000	1,477	12,664	—	17,141

Total current liabilities	55,774	170,178	53,881	(1,209)	278,624

Non-Current Deferred Income Tax Liabilities		11,120	351	—	11,471
Intercompany Payable	76,427	967,048	14,335	(1,057,810)	—
Other Non-Current Liabilities	2,894	143,887	21,040	(80,127)	87,694
Capital Lease Obligations	—	8,693	—	—	8,693
Long-Term Debt	1,855,810	—	—	—	1,855,810
Non-Recourse Debt	—	—	213,098	—	213,098
Commitments & Contingencies and Other
Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,006,738	1,502,433	57,749	(1,560,182)	1,006,738
Noncontrolling Interests	—	—	99	—	99

Total Shareholders’ Equity	1,006,738	1,502,433	57,848	(1,560,182)	1,006,837

Total Liabilities and Shareholders’ Equity	$2,997,643	$2,803,359	$360,553	$(2,699,328)	$3,462,227

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30, 2016
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:

Net cash (used in) provided by operating activities	$99,124	$57,187	$(168,069)	$(11,758)

Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	68	—	—	68
Insurance proceeds – damaged property	4,733	—	—	4,733
Change in restricted cash and investments	(24)	(2,635)	(95,057)	(97,716)
Capital expenditures	(9,879)	(54,552)	(3,584)	(68,015)

Net cash used in investing activities	(5,102)	(57,187)	(98,641)	(160,930)

Cash Flow from Financing Activities:
Proceeds from long-term debt	813,077	—	—	813,077
Payments on long-term debt	(775,256)	—	—	(775,256)
Payments on non-recourse debt	—	—	(1,878)	(1,878)
Proceeds from non-recourse debt	—	—	273,087	273,087
Taxes paid related to net share settlements of equity awards	(2,336)	—	—	(2,336)
Proceeds from issuance of common stock in connection with ESPP	—		338	338
Debt issuance costs	(16,980)	—	(3,510)	(20,490)
Tax deficiency related to equity compensation	(844)	—	—	(844)
Proceeds from stock options exercised	2,367	—	—	2,367
Cash dividends paid	(145,991)		—	(145,991)

Net cash (used in) provided by financing activities	(125,963)	—	268,037	142,074

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	1,099	1,099

Net (Decrease) Increase in Cash and Cash Equivalents	(31,941)	—	2,426	(29,515)
Cash and Cash Equivalents, beginning of period	37,077	—	22,561	59,638

Cash and Cash Equivalents, end of period	$5,136	$—	$24,987	$30,123

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30, 2015
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:

Net cash provided by (used in) operating activities	$72,063	$74,464	$(35,363)	$111,164

Cash Flow from Investing Activities:
Acquisition of SoberLink, cash consideration		(24,402)		(24,402)
Proceeds from sale of property and equipment	—	49	—	49
Insurance proceeds – damaged property	—	1,270	—	1,270
Acquisition of LCS, net of cash acquired	(307,403)		—	(307,403)
Change in restricted cash and investments	101	(1,957)	(9,280)	(11,136)
Capital expenditures	(51,084)	(47,833)	(1,927)	(100,844)

Net cash used in investing activities	(358,386)	(72,873)	(11,207)	(442,466)

Cash Flow from Financing Activities:
Taxes paid related to net share settlements of equity awards	(2,748)	—	—	(2,748)
Proceeds from long-term debt	642,000	—	—	642,000
Payments on long-term debt	(222,675)		—	(222,675)
Payments on non-recourse debt	—	—	(6,366)	(6,366)
Proceeds from non-recourse debt	—	—	70,117	70,117
Proceeds from issuance of common stock in connection with ESPP	321	—	—	321
Debt issuance costs		—	(5,217)	(5,217)
Tax benefit related to equity compensation	1,252	—	—	1,252
Proceeds from stock options exercised	2,513	—	—	2,513
Cash dividends paid	(138,454)	—	—	(138,454)

Net cash provided by financing activities	282,209	—	58,534	340,743

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(3,647)	(3,647)

Net Increase (Decrease) in Cash and Cash Equivalents	(4,114)	1,591	8,317	5,794
Cash and Cash Equivalents, beginning of period	18,492	782	22,063	41,337

Cash and Cash Equivalents, end of period	$14,378	$2,373	$30,380	$47,131

16. SUBSEQUENT EVENTS

Dividend

On October 18, 2016, the Board of Directors declared a quarterly cash dividend of $0.65 per share of common stock, which is to be paid on November 10, 2016 to shareholders of record as of the close of business on October 31, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	our ability to remain qualified for taxation as a real estate investment trust, or REIT;

•	our ability to fulfill our debt service obligations and its impact on our liquidity;

•	our ability to estimate the government’s level of utilization of public-private partnerships for correctional services and the impact of any modifications or reductions by our government customers of their utilization of public-private partnerships;

•	our ability to accurately project the size and growth of public-private partnerships for correctional services in the U.S. and internationally and our ability to capitalize on opportunities for public-private partnerships;

•	our ability to successfully respond to any challenges or concerns that our government customers may raise regarding their use of public-private partnerships for correctional services;

•	our ability to successfully respond to delays encountered by states pursuing public-private partnerships for correctional services and cost savings initiatives implemented by a number of states;

•	our ability to activate the inactive beds at our idle facilities;

•	our ability to maintain or increase occupancy rates at our facilities;

•	our ability to expand, diversify and grow our correctional, detention, reentry, community-based services, youth services, monitoring services, evidence-based supervision and treatment programs and secure transportation services businesses;

•	our ability to win management contracts for which we have submitted proposals, retain existing management contracts and meet any performance standards required by such management contracts;

•	our ability to control operating costs associated with contract start-ups;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to develop long-term earnings visibility;

•	our ability to identify suitable acquisitions, and to successfully complete and integrate such acquisitions on satisfactory terms, and estimate the synergies to be achieved as a result of such acquisitions;

•	our exposure to the impairment of goodwill and other intangible assets as a result of our acquisitions;

•	our ability to successfully conduct our operations in the United Kingdom, South Africa and Australia through joint ventures or a consortium;

•	our ability to obtain future financing on satisfactory terms or at all, including our ability to secure the funding we need to complete ongoing capital projects;

•	our exposure to political and economic instability and other risks impacting our international operations;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, Canada, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;

•	our exposure to risks impacting our information systems, including those that may cause an interruption, delay or failure in the provision of our services;

•	our exposure to rising general insurance costs;

•	an increase in unreimbursed labor rates;

•	our exposure to state, federal and foreign income tax law changes, including changes to the REIT provisions and our exposure as a result of federal and international examinations of our tax returns or tax positions;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising employee and inmate medical costs;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us and continue to operate under our existing agreements and/or renew our existing agreements;

•	our ability to pay quarterly dividends consistent with our requirements as a REIT, and expectations as to timing and amounts;

•	our ability to comply with government regulations and applicable contractual requirements;

•	our ability to acquire, protect or maintain our intellectual property;

•	the risk that a number of factors could adversely affect the market price of our common stock; and

•	other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2015 and our Current Reports on Form 8-K filed with the SEC.

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

For the nine months ended September 30, 2016 and September 30, 2015, we had consolidated revenues of $1,612.9 million and $1,343.2 million, respectively, and we maintained an average company wide facility occupancy rate of 93.2% including 82,531 active beds and excluding 3,538 idle beds (including those being marketed to potential customers) for the nine months ended September 30, 2016, and 94.0% including 80,264 active beds and excluding 3,422 idle beds (including those being marketed to potential customers) for the nine months ended September 30, 2015.

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

During the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively, we declared and paid the following regular cash distributions to our shareholders as follows:

Declaration Date	Record Date	Payment Due	Distribution Per Share	Aggregate Payment Amount (in millions)
February 6, 2015	February 17, 2015	February 27, 2015	$0.62	$46.0
April 29, 2015	May 11, 2015	May 21, 2015	$0.62	$46.3
July 31, 2015	August 14, 2015	August 24, 2015	$0.62	$46.3
November 3, 2015	November 16, 2015	November 25, 2015	$0.65	$48.5
February 3, 2016	February 16, 2016	February 26, 2016	$0.65	$48.5
April 20, 2016	May 2, 2016	May 12, 2016	$0.65	$48.7
July 20, 2016	August 1, 2016	August 12, 2016	$0.65	$48.7

On October 18, 2016, our Board of Directors declared a quarterly cash dividend of $0.65 per share of common stock, which is to be paid on November 10, 2016 to shareholders of record as of the close of business on October 31, 2016.

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 26, 2016, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the fiscal year ended December 31, 2015.

Fiscal 2016 Developments

Developments Relating to BOP’s Use of Private Facilities

On August 18, 2016, the U.S. Deputy Attorney General of the DOJ issued a memorandum directed to the BOP which stated that the BOP should either decline to renew or substantially reduce the scope of contract renewals in a manner consistent with law and the overall decline of the BOP’s inmate population. The DOJ in its memo to the BOP argued that private facilities do not provide the same level of correctional services, programs and resources, do not substantially save costs, or have the same level of safety and security compared to BOP facilities. These arguments were purportedly based on a report that was published by the DOJ’s Office of Inspector General (“OIG”) just a few days before the DOJ memorandum was issued.

We believe that the report issued by the OIG does not support such arguments for a variety of reasons. First, we believe the methodology used by the OIG in its comparative analysis was flawed since the analysis was of privately operated facilities and BOP facilities that were dissimilar in number and demographics (14 private facilities with approximately 28,000 beds and an inmate population made up of 96% non-U.S. citizens compared to 14 BOP facilities with approximately 22,600 inmates of which only 12% were non-U.S. citizens).

In its report, the OIG acknowledged that “inmates from different countries or who are incarcerated in various geographical regions may have different cultures, behaviors, and communication methods” and that “incidents in any prison are usually a result of conflict of cultures, misinterpreting behaviors, or failing to communicate well.” The OIG report went on to say that “without the BOP conducting an in-depth study into the influence of such demographic factors on prison incidents, it would not be possible to determine their impact.” In its response to the OIG report, the BOP itself stated, “we continue to caution against drawing comparisons of contract prisons to BOP operated facilities as the different nature of the inmate populations and programs offered in each facility limit such comparisons.”

Second, the OIG failed to use nationally recognized performance ratings for its comparative analysis such as the BOP’s Contractor Performance Assessment Reporting (“CPAR”) System ratings which are generally used in an annual assessment conducted by on-site monitors; the standards used by the American Correctional Association (“ACA”) for accrediting prisons, jails and community reentry facilities; or the standards used by The Joint Commission (“TJC”) for accrediting the healthcare operations at correctional facilities. A review of these nationally recognized performance ratings would have revealed that GEO’s BOP facilities have received exemplary CPAR ratings, have achieved current ACA accreditation scores ranging from 99.28% to 100.0%, and are accredited by TJC. Instead, the OIG developed its own categories of security indicators without indicating why these standards were more relevant or significant than the standards referenced above that we believe are more established.

Despite these shortcomings, we believe that the OIG report actually shows that privately managed facilities are comparably as safe and secure as BOP facilities and in many important respects were safer. Specifically, privately operated facilities had one-third the rate of deaths as the BOP prisons as well as fewer suicides. Private facilities also had significantly lower rates of inmate-on-inmate and staff-on-inmate incidents of sexual misconduct. Additionally, private facilities had significantly lower rates of positive inmate drug tests and fewer drug confiscations. Similarly, private facilities had fewer inmate fights, fewer disruptive behavior incidents, fewer uses of force, and fewer overall inmate grievances.

Despite these findings, the OIG report chose to deemphasize them and instead focused on other safety indicators such as only selected grievance categories where BOP prisons performed better than private facilities. In other areas, we believe the OIG arguably misinterpreted the data. For instance, the OIG concluded that higher rates of contraband confiscations in private facilities should be viewed negatively even though higher confiscation rates we believe are the result of more proactive and effective contraband detection processes in private facilities compared to BOP facilities. Similarly, the OIG report found that private facilities experienced higher rates of guilty findings related to inmate disciplinary proceedings, which was portrayed negatively even though a higher rate of guilty findings we believe is the result of better documentation of the evidence pertaining to inmate disciplinary cases. In another finding, the OIG report concluded that private facilities monitored a lower rate of inmate telephone calls; however as the OIG report itself pointed out, private facilities were not contractually required to monitor inmate telephone calls. With respect to the rate of facility lockdowns and incident rates in several other categories, which are also mentioned in the report, we believe that the aforementioned population demographic differences, which were acknowledged by the OIG and the BOP, significantly limit the ability to accurately compare the data between private facilities and BOP prisons.

For all these reasons and contrary to the DOJ memorandum, we believe that private facilities are comparably as safe and secure as BOP prisons, and in fact are safer in many of the security indicators used by the OIG report including inmate death rates, suicides, drug use, sexual misconduct, disruptive behavior, uses of force, and overall grievances. Additionally, contrary to the statements in the DOJ memorandum, we believe private facilities achieve significant annual savings for taxpayers. The OIG report itself provided cost data which showed that the fiscal year 2014 annual per capita costs calculated by the BOP were $22,159 for private facilities and $25,251 for BOP institutions, demonstrating that private facilities achieve a 12% cost savings.

We are fully committed to operating our facilities and programs at the highest level, providing safe, secure and humane surroundings for those in our custody and care, our staff and the communities in which we operate. We believe we provide our government partners, including the BOP and ICE, with facilities that maximize security and efficiency while offering our suite of Continuum of Care services and resources. On September 30, 2016, as discussed below, we announced that the BOP extended our contract for our company-owned D. Ray James Correctional Facility. We believe this decision validates our belief that we operate facilities that maximize security and efficiency while offering our suite of Continuum of Care services and resources. Notwithstanding the above, the BOP or other federal, state or local governmental partners may choose to cancel, decline to renew or modify the scope of our existing contracts with them, which may have a material adverse impact on our operations and financial results.

Contract Awards

On September 30, 2016, we announced that the BOP has extended our contract for our company-owned D. Ray James Correctional Facility for a two-year renewal term through September 30, 2018 for the housing of up to 1,900 beds with a fixed payment for 1,800 beds compared to our previous contract which contained a fixed payment for 1,962 beds.

Letter of Offer

On August 18, 2016, we executed a Letter of Offer by and among GEO and HSBC Bank Australia Limited (the “Letter of Offer”) providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of AUD100 million, or $76.3 million, based on exchange rates in effect as of September 30, 2016 (collectively, the “Bank Guarantee Facility”). The Bank Guarantee Facility allows us to provide letters of credit to assure performance of certain obligations of our wholly owned subsidiary relating to our prison project in Ravenhall, located near Melbourne, Australia and replaced the performance letter of credit which was previously included in our Amended Credit Agreement. The Bank Guarantee Facility is unsecured. The issuance of letters of credit under the Bank Guarantee Facility is subject to the satisfaction of the conditions precedent specified in the Letter of Offer. Letters of credit issued under the bank guarantee lines are due on demand and letters of credit issued under the bank guarantee/standby sub-facility cannot have a duration exceeding twelve months. The Bank Guarantee Facility may be terminated by HSBC on 90 days written notice. As of September 30, 2016, there were AUD100 million in letters of credit issued under the Bank Guarantee Facility.

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

6.00% Senior Notes

On April 18, 2016, we completed an offering of $350 million aggregate principal amount of 6.00% senior notes due 2026 (the “6.00% Senior Notes”). The 6.00% Senior Notes were offered and sold in a registered offering pursuant to an underwriting agreement, dated as of April 11, 2016 (the “Underwriting Agreement”) among GEO, certain of the Company’s domestic subsidiaries, as guarantors and Wells Fargo Securities, LLC, as representative for the underwriters named therein. The 6.00% Senior Notes were issued by us pursuant to the Indenture, dated as of September 25, 2014 (the “Base Indenture”), by and between GEO and Wells Fargo Bank, National Association, as trustee, as supplemented by a Second Supplemental Indenture, dated as of April 18, 2016 (the “Second Supplemental Indenture” and together with the Base Indenture, the “Indenture”), by and among GEO, the guarantors and the trustee which governs the terms of the 6.00% Senior Notes. The sale of the 6.00% Senior Notes was registered under our existing shelf registration statement on Form S-3 filed on September 12, 2014, as amended (File No. 333-198729). The 6.00% Senior Notes were issued at a coupon rate and yield to maturity of 6.00%. Interest on the 6.00% Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2016. The 6.00% Senior Notes mature on April 15, 2026. We used the net proceeds to fund the tender offer and the redemption of all of our 6.625% Senior Notes (see discussion below), to pay all related fees, costs and expenses and for general corporate purposes including repaying borrowings under our Revolver. Loan costs of $6 million were incurred and capitalized in connection with the offering. Refer to Note 10 – Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

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

Idle Facilities

We are currently marketing approximately 3,300 vacant beds at four of our idle facilities to potential customers. The carrying values of these idle facilities totaled approximately $34.2 million as of September 30, 2016, excluding equipment and other assets that can be easily transferred for use at other facilities.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2016, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of Third Quarter 2016 and Third Quarter 2015

Revenues

	2016	% of Revenue	2015	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$344,452	62.1%	$320,526	68.2%	$23,926	7.5%
GEO Care	99,779	18.0%	86,517	18.4%	13,262	15.3%
International Services	40,416	7.3%	38,031	8.1%	2,385	6.3%
Facility Construction & Design	69,729	12.6%	24,792	5.3%	44,937	181.3%

Total	$554,376	100.0%	$469,866	100.0%	$84,510	18.0%

U.S. Corrections & Detention

Revenues increased in Third Quarter 2016 compared to Third Quarter 2015 primarily due to aggregate increases of $14.4 million resulting from: (i) the activation and intake of detainees and subsequent ramp up at our company-owned Great Plains correctional facility in June 2015; and (ii) our assumption of the management of the 3,400-bed Arizona State Prison facility in Kingman, Arizona in December 2015. We also experienced aggregate increases in revenues of $16.6 million at certain of our facilities primarily due to net increases in population, transportation services and/or rates. These increases were partially offset by a decrease of $7.1 million primarily due to contract terminations.

The number of compensated mandays in U.S. Corrections & Detention facilities was approximately 5.6 million in Third Quarter 2016 and 5.3 million in Third Quarter 2015. We experienced an aggregate net increase of approximately 272,000 mandays as a result of the ramp up of our new contracts and business acquisition discussed above. These increases were partially offset by decreases resulting from lower populations at certain facilities. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Corrections & Detention facilities was 94.0% and 92.8% of capacity in the Third Quarter 2016 and Third Quarter 2015, respectively, excluding idle facilities.

GEO Care

Revenues increased by $13.3 million for GEO Care in Third Quarter 2016 compared to Third Quarter 2015 primarily due to increases in average client and participant counts under our ISAP services. We also experienced increases from new contracts and program growth at our community based and reentry centers, including our new contract for community-based case management services under a new pilot program launched in September 2015 by the Department of Homeland Security.

International Services

Revenues for International Services in Third Quarter 2016 compared to Third Quarter 2015 in total remained fairly consistent. We experienced a net increase of $1.6 million primarily attributable to net population increases at our Australian subsidiary. Additionally, we had an increase due to foreign exchange rate fluctuations of $0.8 million resulting from the weakening of the U.S. dollar against certain international currencies.

Facility Construction & Design

Revenues for our Facility Construction & Design services relate to the commencement of design and construction activity for our new Ravenhall Prison Contract executed in September 2014 with the Department of Justice in the State of Victoria, Australia. The increase is due to increased construction activity during 2016.

Operating Expenses

	2016	% of Segment Revenues	2015	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$248,024	72.0%	$228,648	71.3%	$19,376	8.5%
GEO Care	60,051	60.2%	57,223	66.1%	2,828	4.9%
International Services	38,051	94.1%	35,710	93.9%	2,341	6.6%
Facility Construction & Design	69,533	99.7%	24,385	98.4%	45,148	185.1%

Total	$415,659	75.0%	$345,966	73.6%	$69,693	20.1%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and community based facilities.

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention reflects an increase of $12.2 million due to (i) the activation and intake of detainees and subsequent ramp up at our company-owned Great Plains correctional facility in June 2015; and (ii) our assumption of the management of the 3,400-bed Arizona State Prison facility in Kingman, Arizona in December 2015. We also experienced increases of $12.5 million at certain of our facilities primarily attributable to expenditures related to the expansion of the delivery of offender rehabilitation services under our GEO Continuum of Care platform, net population increases, increased transportation services and the variable costs associated with those increases. These increases were partially offset by a decrease of $5.4 million primarily related to contract terminations.

GEO Care

Operating expenses for GEO Care increased by $2.8 million during Third Quarter 2016 from Third Quarter 2015 primarily due to increases in average client and participant counts under our ISAP services. We also experienced increases from new contracts and program growth at our community based and reentry centers, including our new contract for community-based case management services under a new pilot program launched in September 2015 by the Department of Homeland Security. Certain of our new contract and program growth did not experience a corresponding increase in variable costs which led to a decrease in operating expenses as a percentage of revenues.

International Services

Operating expenses for International Services in Third Quarter 2016 compared to Third Quarter 2015 increased by $2.3 million. The increase was primarily due to variable costs due to net population increases at our Australian subsidiary of $1.7 million. Additionally, we had an increase due to foreign exchange rate fluctuations of $0.6 million resulting from the weakening of the U.S. dollar against certain international currencies.

Facility Construction & Design

Operating expenses for our Facility Construction & Design services relate to the commencement of design and construction activity for our new Ravenhall Prison Contract executed in September 2014 with the Department of Justice in the State of Victoria, Australia. The increase is due to increased construction activity during 2016.

Depreciation and Amortization

	2016	% of Segment Revenue	2015	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$18,563	5.4%	$17,861	5.6%	$702	3.9%
GEO Care	9,721	9.7%	8,592	9.9%	1,129	13.1%
International Services	499	1.2%	674	1.8%	(175)	(26.0)%

Total	$28,783	5.2%	$27,127	5.8%	$1,656	6.1%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense increased slightly in Third Quarter 2016 compared to Third Quarter 2015 primarily due to renovations made at several of our facilities.

GEO Care

GEO Care depreciation and amortization expense increased in Third Quarter 2016 compared to Third Quarter 2015 primarily due to renovations made at several of our locations.

International Services

Depreciation and amortization expense decreased in Third Quarter 2016 compared to Third Quarter 2015 as a result of certain assets becoming fully depreciated and there were no significant additions or renovations during 2015 or 2016 at our international subsidiaries.

Other Unallocated Operating Expenses

	2016	% of Revenue	2015	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$37,483	6.8%	$33,742	7.2%	$3,741	11.1%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. The increase in general and administrative expenses in Third Quarter 2016 compared to Third Quarter 2015 was primarily attributable to (i) expenditures related to the expansion of the delivery of offender rehabilitation services under our GEO Continuum of Care platform of $0.5 million; (ii) non-cash stock-based compensation expense of $0.2 million; (iii) increases related to normal personnel and compensation adjustments of $1.9 million; and (iv) various other administrative expenses of $1.1 million in the aggregate.

Non Operating Expenses

Interest Income and Interest Expense

	2016	% of Revenue	2015	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$7,928	1.4%	$2,992	0.6%	$4,936	165.0%
Interest Expense	$33,428	6.0%	$27,314	5.8%	$6,114	22.4%

Interest income increased in the Third Quarter 2016 compared to Third Quarter 2015 primarily due to interest income earned on our contract receivable related to our prison project in Ravenhall, Australia. Refer to Note 12 – Business Segments and Geographic Information of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest expense increased in Third Quarter 2016 compared to Third Quarter 2015 primarily due to the construction loan interest related to our prison project in Ravenhall, Australia. Refer to Note 10 – Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Provision

	2016	Effective Rate	2015	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$4,970	10.6%	$1,758	4.5%	$3,212	182.7%

The provision for income taxes during Third Quarter 2016 increased compared to Third Quarter 2015 along with the effective tax rate. The increase is primarily attributable to certain favorable non-recurring items in Third Quarter 2015. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. Our wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be in the range of approximately 11% to 12% exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2016	% of Revenue	2015	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$1,693	0.3%	$1,340	0.3%	$353	26.3%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates during Third Quarter 2016 compared to Third Quarter 2015 increased primarily as a result of favorable performance by GEOAmey during the periods.

Comparison of Nine Months 2016 and Nine Months 2015

Revenues

	2016	% of Revenue	2015	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$1,024,395	63.5%	$910,465	67.8%	$113,930	12.5%
GEO Care	289,722	18.0%	248,531	18.5%	41,191	16.6%
International Services	116,468	7.2%	117,228	8.7%	(760)	(0.6)%
Facility Construction & Design	182,326	11.3%	66,957	5.0%	115,369	172.3%

Total	$1,612,911	100.0%	$1,343,181	100.0%	$269,730	20.1%

U.S. Corrections & Detention

Revenues increased in Nine Months 2016 compared to Nine Months 2015 primarily due to aggregate increases of $81.1 million resulting from: (i) the activation and intake of detainees and subsequent ramp up at our company-owned Great Plains correctional facility in June 2015; (ii) the activation and intake of inmates at our company-owned North Lake correctional facility in May 2015; (iii) the activation and intake of inmates at our company-owned Mesa Verde facility; (iv) the acquisition of the LCS Facilities in February 2015; and (v) our assumption of the management of the 3,400-bed Arizona State Prison facility in Kingman, Arizona in December 2015. We also experienced aggregate increases in revenues of $53.6 million at certain of our facilities primarily due to net increases in population, transportation services and/or rates. These increases were partially offset by a decrease of $20.7 million primarily due to contract terminations.

The number of compensated mandays in U.S. Corrections & Detention facilities was approximately 16.5 million in Nine Months 2016 and 15.2 million in Nine Months 2015. We experienced an aggregate net increase of approximately 1,298,000 mandays as a result of the ramp up of our new contracts and business acquisition discussed above. These increases were partially offset by decreases resulting from lower populations at certain facilities. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Corrections & Detention facilities was 93.2% and 94.4% of capacity in the Nine Months 2016 and Nine Months 2015, respectively, excluding idle facilities.

GEO Care

Revenues increased for GEO Care by $41.2 million in Nine Months 2016 compared to Nine Months 2015 primarily due to increases in average client and participant counts under our ISAP services. We also experienced increases from new contracts and program growth at our community based and reentry centers, including our new contract for community-based case management services under a new pilot program launched in September 2015 by the Department of Homeland Security.

International Services

Revenues for International Services in Nine Months 2016 compared to Nine Months 2015 decreased by $0.8 million. The decrease was primarily due to foreign exchange rate fluctuations of $5.6 million resulting from the weakening of the U.S. dollar against certain international currencies. This decrease was partially offset by a net increase of $4.8 million due to net population increases at our Australian subsidiary.

Facility Construction & Design

Revenues for our Facility Construction & Design services relate to the commencement of design and construction activity for our new Ravenhall Prison Contract executed in September 2014 with the Department of Justice in the State of Victoria, Australia. The increase is due to increased construction activity during 2016.

Operating Expenses

	2016	% of Segment Revenues	2015	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$748,383	73.1%	$657,883	72.3%	$90,500	13.8%
GEO Care	180,529	62.3%	165,659	66.7%	14,870	9.0%
International Services	110,235	94.6%	108,672	92.7%	1,563	1.4%
Facility Construction & Design	181,855	99.7%	65,598	98.0%	116,257	177.2%

Total	$1,221,002	75.7%	$997,812	74.3%	$223,190	22.4%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and community based facilities.

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention reflects an increase of $66.6 million due to (i) the activation and intake of detainees and subsequent ramp up at our company-owned Great Plains correctional facility in June 2015; (ii) the activation and intake of inmates at our company-owned North Lake correctional facility in May 2015; (iii) the activation and intake of inmates at our company-owned Mesa Verde facility; (iv) the acquisition of the LCS Facilities in February 2015; and (v) our assumption of the management of the 3,400-bed Arizona State Prison facility in Kingman, Arizona in December 2015. The timing of these activations and the corresponding start-up expenses resulted in an increase in our operating expenses as a percentage of segment revenue in Nine Months 2016. We also experienced increases of $40.1 million at certain of our facilities primarily attributable to expenditures related to the expansion of the delivery of offender rehabilitation services under our GEO Continuum of Care platform, net population increases, increased transportation services and the variable costs associated with those increases. These increases were partially offset by a decrease of $16.2 million primarily related to contract terminations.

GEO Care

Operating expenses for GEO Care increased by $14.9 million during Nine Months 2016 from Nine Months 2015 primarily due to increases in average client and participant counts under our ISAP services. We also experienced increases from new contracts and program growth at our community based and reentry centers, including our new contract for community-based case management services under a new pilot program launched in September 2015 by the Department of Homeland Security. Certain of our new contract and program growth did not experience a corresponding increase in variable costs which led to a decrease in operating expenses as a percentage of revenues.

International Services

Operating expenses for International Services in Nine Months 2016 compared to Nine Months 2015 increased by $1.6 million. The increase was primarily due to a net increase of $7.3 million due to net population increases at our Australian subsidiary. This increase was partially offset by foreign exchange rate fluctuations of $5.6 million resulting from the weakening of the U.S. dollar against certain international currencies.

Facility Construction & Design

Operating expenses for our Facility Construction & Design services relate to the commencement of design and construction activity for our new Ravenhall Prison Contract executed in September 2014 with the Department of Justice in the State of Victoria, Australia. The increase is due to increased construction activity during 2016.

Depreciation and Amortization

	2016	% of Segment Revenue	2015	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$55,720	5.4%	$52,357	5.8%	$3,363	6.4%
GEO Care	28,635	9.9%	24,446	9.8%	4,189	17.1%
International Services	1,531	1.3%	1,825	1.6%	(294)	(16.1)%

Total	$85,886	5.3%	$78,628	5.9%	$7,258	9.2%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense increased in Nine Months 2016 compared to Nine Months 2015 primarily due to renovations made at several of our facilities.

GEO Care

GEO Care depreciation and amortization expense increased in Nine Months 2016 compared to Nine Months 2015 primarily due to renovations made at several of our locations.

International Services

Depreciation and amortization expense decreased slightly in Nine Months 2016 compared to Nine Months 2015 as a result of certain assets becoming fully depreciated and there were no significant additions or renovations during 2015 or 2016 at our international subsidiaries.

Other Unallocated Operating Expenses

	2016	% of Revenue	2015	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$108,448	6.7%	$97,764	7.3%	$10,684	10.9%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. The increase in general and administrative expenses in Nine Months 2016 compared to Nine Months 2015 was primarily attributable to (i) expenditures related to the expansion of the delivery of offender rehabilitation services under our GEO Continuum of Care platform of $1.2 million; (ii) non-cash stock-based compensation expense of $1.1 million; (iii) increases related to normal personnel and compensation adjustments of $6.0 million; (iv) consulting fees of $0.9 million; and (v) various other administrative expenses of $1.5 million in the aggregate.

Non Operating Expenses

Interest Income and Interest Expense

	2016	% of Revenue	2015	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$18,387	1.1%	$7,933	0.6%	$10,454	131.8%
Interest Expense	$93,864	5.8%	$78,610	5.9%	$15,254	19.4%

Interest income increased in the Nine Months 2016 compared to Nine Months 2015 primarily due to interest income earned on our contract receivable related to our prison project in Ravenhall, Australia. Refer to Note 12 – Business Segments and Geographic Information of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest expense increased in Nine Months 2016 compared to Nine Months 2015 primarily due to the construction loan interest related to our prison project in Ravenhall, Australia as well as additional Revolver interest incurred in connection with our acquisition of the LCS Facilities. Refer to Note 10 – Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Loss on Extinguishment of Debt

	2016	% of Revenue	2015	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$15,885	1.0%	$—	—%	$15,885	(100.0)%

During Nine Months 2016, we completed a tender offer and redemption of our 6.625% Senior Notes which resulted in a loss of $15.9 million related to the tender premium and deferred costs associated with the 6.625% Senior Notes. Refer to Note 10 – Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Provision

	2016	Effective Rate	2015	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$12,000	11.3%	$6,954	7.1%	$5,046	72.6%

The provision for income taxes during Nine Months 2016 increased compared to Nine Months 2015 along with the effective tax rate. The increase is due to debt extinguishment costs incurred by us in Nine Months 2016 which carry no tax benefit as well as certain favorable non-recurring items in Third Quarter 2015. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. Our wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be in the range of approximately 11% to 12% exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2016	% of Revenue	2015	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$4,943	0.3%	$3,949	0.3%	$994	25.2%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates during Nine Months 2016 compared to Nine Months 2015 increased primarily as a result of favorable performance by GEOAmey during the periods.

Financial Condition

Capital Requirements

Our current cash requirements consist of amounts needed for working capital, distributions of our REIT taxable income in order to maintain our REIT qualification, debt service, supply purchases, investments in joint ventures, and capital expenditures related to either the development of new correctional, detention and reentry facilities, or the maintenance of existing facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. In connection with GEOAmey, our joint venture in the United Kingdom, we and our joint venture partner have each provided a line of credit of £12 million, or $15.6 million, based on exchange rates as of September 30, 2016, for GEOAmey’s operations. As of September 30, 2016, $5.8 million was outstanding.

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing capital projects will be approximately $108.7 million of which $14 million was spent through September 30, 2016. We estimate that the remaining capital requirements related to these capital projects will be $94.7 million which will be spent through 2017. Included in these commitments is a contractual commitment to provide a capital contribution towards the design and construction of a prison project in Ravenhall, a locality near Melbourne, Australia, which is estimated to be approximately $84 million as of September 30, 2016. This capital contribution is expected to be made in January 2017. Additionally, in connection with the Ravenhall Prison Project, we have a contractual commitment for construction of the facility and have entered into a syndicated facility agreement with National Australia Bank Limited to provide funding for the project up to AUD 791.0 million, or $603.9 million, based on exchange rates as of September 30, 2016.

Liquidity and Capital Resources

Indebtedness

On August 18, 2016, we executed a Letter of Offer by and among GEO and HSBC Bank Australia Limited (the “Letter of Offer”) providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of AUD100 million, or $76.3 million, based on exchange rates in effect as of September 30, 2016 (collectively, the “Bank Guarantee Facility”). The Bank Guarantee Facility allows us to provide letters of credit to assure performance of certain obligations of our wholly owned subsidiary relating to our prison project in Ravenhall, located near Melbourne, Australia and replaced the performance letter of credit which was previously included in our Amended Credit Agreement. The Bank Guarantee Facility is unsecured. The issuance of letters of credit under the Bank Guarantee Facility is subject to the satisfaction of the conditions precedent specified in the Letter of Offer. Letters of credit issued under the bank guarantee lines are due on demand and letters of credit issued under the bank guarantee/standby sub-facility cannot have a duration exceeding twelve months. The Bank Guarantee Facility may be terminated by HSBC on 90 days written notice. As of September 30, 2016, there was AUD100 million in letters of credit issued under the Bank Guarantee Facility.

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

As of September 30, 2016, we had $290.3 million in aggregate borrowings outstanding, net of discount, under the Term Loan and $475.0 million in borrowings under the Revolver, and approximately $53.6 million in letters of credit which left $371.4 million in additional borrowing capacity under the Revolver. Refer to Note 10 – Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

On April 18, 2016, we completed an offering of $350 million aggregate principal amount of 6.00% Senior Notes. The 6.00% Senior Notes were offered and sold in a registered offering pursuant to an underwriting agreement, dated as of April 11, 2016 (the “Underwriting Agreement”) among GEO, certain of the Company’s domestic subsidiaries, as guarantors and Wells Fargo Securities, LLC, as representative for the underwriters named therein. The 6.00% Senior Notes were issued by us pursuant to the Indenture, dated as of September 25, 2014 (the “Base Indenture”), by and between GEO and Wells Fargo Bank, National Association, as trustee, as supplemented by a Second Supplemental Indenture, dated as of April 18, 2016 (the “Second Supplemental Indenture” and together with the Base Indenture, the “Indenture”), by and among GEO, the guarantors and the trustee which governs the terms of the 6.00% Senior Notes. The sale of the 6.00% Senior Notes was registered under our existing shelf registration statement on Form S-3 filed on September 12, 2014, as amended (File No. 333-198729). The 6.00% Senior Notes were issued at a coupon rate and yield to maturity of 6.00%. Interest on the 6.00% Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2016. The 6.00% Senior Notes mature on April 15, 2026. We used the net proceeds to fund the tender offer and the redemption of all of our 6.625% Senior Notes (see discussion below), to pay all related fees, costs and expenses and for general corporate purposes including repaying borrowings under our Revolver. Loan costs of approximately $6 million were incurred and capitalized in connection with the offering. Refer to Note 10 – Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

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

On September 25, 2014, we completed an offering of $250.0 million aggregate principal amount of 5.875% Senior Notes due 2024. The notes will mature on October 15, 2024 and have a coupon rate and yield to maturity of 5.875%. Interest is payable semi-annually in cash in arrears on April 15 and October 15, which commenced on April 15, 2015. The proceeds received from teh 5.875% Senior Notes due 2024 were used to pay down outstanding borrowings under our Revolver and pay related fees, costs and expenses. Refer to Note 10 – Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

In connection with a new design and build prison project agreement in Ravenhall, Australia with the State of Victoria, in September 2014, we entered into a syndicated facility agreement (the “Construction Facility”) with National Australia Bank Limited to provide debt financing for construction of the project. The Construction Facility provides for non-recourse funding up to AUD 791 million, or approximately $604 million, based on exchange rates as of September 30, 2016. Construction draws will be funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility is through October 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. After October 2019, the Construction Facility will be converted to a term loan with payments due quarterly beginning in 2019 through 2041. In accordance with the terms of the Construction Facility, upon completion and commercial acceptance of the prison, in accordance with the prison contract, the State will make a lump sum payment of AUD 310 million, or approximately $237 million, based on exchange rates as of September 30, 2016, towards a portion of the outstanding principal. The remaining outstanding principal balance will be repaid over the term of the operating agreement. As of September 30, 2016, approximately $478 million was outstanding under the Construction Facility. We also entered into interest rate swap and interest rate cap agreements related to our non-recourse debt in connection with the project. Refer to Note 9 – Derivative Financial Instruments of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

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

Prospectus Supplement

In September 2014, the Company filed with the Securities and Exchange Commission an automatic shelf registration statement on Form S-3. On November 10, 2014, in connection with the shelf registration, the Company filed with the Securities and Exchange Commission a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $150.0 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of the Company’s stock issued under this prospectus supplement during the year ended December 31, 2015 nor the nine months ended September 30, 2016.

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

We plan to fund all of our capital needs, including distributions of our REIT taxable income in order to maintain our REIT qualification, and capital expenditures, from cash on hand, cash from operations, borrowings under our Credit Facility and any other financings which our management and Board of Directors, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under the $900.0 million Revolver. Our management believes that cash on hand, cash flows from operations and availability under our Credit Facility will be adequate to support our capital requirements for 2016 through 2017 as disclosed under “Capital Requirements” above.

Executive Retirement Agreement

We have a non-qualified deferred compensation agreement with our Chief Executive Officer (“CEO”). The current agreement, as amended, provides for a lump sum payment upon retirement, no sooner than age 55. As of January 1, 2013, our CEO had reached age 55 and was eligible to receive the payment upon retirement. If our CEO had retired as of September 30, 2016, we would have had to pay him $7.7 million. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity.

Off-Balance Sheet Arrangements

Except as discussed above, and in the notes to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q, we do not have any off-balance sheet arrangements.

Cash Flow

Cash and cash equivalents as of September 30, 2016 was $30.1 million, compared to $59.6 million as of December 31, 2015.

Operating Activities

Cash used in operating activities amounted to $11.8 million for the nine months ended September 30, 2016 versus cash provided by operating activities of $111.2 million for the nine months ended September 30, 2015. Cash provided by operating activities during the nine months ended September 30, 2016 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, loss on extinguishment of debt, amortization of debt issuance costs, and stock-based compensation expense. Equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets increased in total by $34.0 million, representing a negative impact on cash. The decrease was primarily driven by new facility activations as well as the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $8.2 million which positively impacted cash. The increase was primarily driven by new facility activations as well as the timing of payments.

Additionally, cash provided by operating activities for the nine months ended September 30, 2016 was negatively impacted by an increase in changes in contract receivable of $205.1 million. This increase relates to costs incurred and estimated earnings in excess of billings related to the prison project in Ravenhall, Australia. The contract receivable is expected to grow as construction services are performed and will continue to have a negative impact on cash from operating activities until the balance is ultimately settled with the State. In accordance with the contract, the project will not be billed out until completion and commercial acceptance of the facility by the State.

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

Investing Activities

Cash used in investing activities of $160.9 million during the nine months ended September 30, 2016 was primarily the result of capital expenditures of $68.0 million and changes in restricted cash of $97.7 million. Cash used in investing activities of $442.5 million during the nine months ended September 30, 2015 was primarily the result of our business acquisitions of the LCS Facilities and Soberlink in the amount of $307.4 million and $24.4 million, respectively, and capital expenditures of $100.8 million.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2016 amounted to $142.1 million compared to cash provided by financing activities of $340.7 million during the nine months ended September 30, 2015. Cash provided by financing activities during the nine months ended September 30, 2016 was primarily the result of proceeds from long-term debt of $813.1 million which included the issuance of our 6.00% Senior Notes. Additionally, we had proceeds from non-recourse debt of $273.1 million related to construction draws for our prison project in Ravenhall, Australia. These increases were partially offset by a decrease for dividends paid of $146.0 million and payments on long-term debt of $775.3 million which included the redemption of our 6.625% Senior Notes. Cash provided by financing activities during the nine months ended September 30, 2015 was primarily the result of proceeds from long-term debt of $642.0 million under our Revolver which was primarily used to fund the acquisition of the LCS Facilities. Additionally, we had proceeds from non-recourse debt of $70.1 million related to construction draws for our prison project in Ravenhall, Australia. These increases were partially offset by a decrease for dividends paid of $138.5 million and payments on long-term debt of $222.7 million.

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

Our reconciliation of net income attributable to The GEO Group, Inc. to FFO, Normalized FFO and AFFO for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Funds From Operations
Net income attributable to The GEO Group, Inc.	$43,720	$38,312	$99,279	$95,374
Real estate related depreciation and amortization	15,334	14,449	45,697	42,826

NAREIT Defined FFO	59,054	52,761	144,976	138,200
Loss on extinguishment of debt, net of tax	—	—	15,885	—
Start-up expenses, net of tax	—	1,919	1,190	4,831
M&A related expenses, net of tax	—	—	—	2,232

Normalized Funds from Operations	$59,054	$54,680	$162,051	$145,263

Non-real estate related depreciation and amortization	13,449	12,678	40,189	35,802
Consolidated maintenance capital expenditures	(7,526)	(5,843)	(18,720)	(17,929)
Stock-based compensation expense	3,186	3,025	9,675	8,602
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	3,303	1,770	8,330	4,986

Adjusted Funds from Operations	$71,466	$66,310	$201,525	$176,724

Outlook

The following discussion contains statements that are not historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statements. Please refer to “Part I – Item 1A. Risk Factors” and the “Forward Looking Statements – Safe Harbor” sections in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as well as the “Forward-Looking Statements – Safe Harbor” section and other disclosures contained in this Form 10-Q for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.

Revenue

We continue to be encouraged by the current landscape of growth opportunities; however any positive trends may, to some extent, be adversely impacted by government budgetary constraints or any changes to the government’s willingness to maintain or grow public-private partnerships in the future. While state finances overall are stable, future budgetary pressures may cause state correctional agencies to pursue a number of cost savings initiatives which may include reductions in per diem rates and/or the scope of services provided by private operators. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Additionally, if state budgetary constraints, as discussed above, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, contract modifications, contract terminations, contract non-renewals, and/or contract re-bids, including those contract actions that may occur in the future as a result of the August 2016 announcement by the DOJ which stated that the BOP should either decline to renew or substantially reduce the scope of contract renewals in a manner consistent with law and the overall decline of the BOP’s inmate population, the announcement by the Department of Homeland Security instructing the Homeland Security Advisory Council, or HSAC, to review ICE’s current policy and practices relating to its use of private immigration detention operations and evaluate whether ICE should move in the same direction as the BOP and the impact of any other potential changes to the willingness to maintain or grow public-private partnerships on the part of other government agencies. We believe we have a strong relationship with our government partners and we believe that we operate facilities that maximize security and efficiency while offering our suite of GEO Continuum of Care services and resources. Although we have historically had a relatively high contract renewal rate, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.

Internationally, we are exploring a number of opportunities in our current markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk. In September 2014, we announced that a consortium led by us and comprised of The GEO Group Australia Pty. Ltd., John Holland Construction and Honeywell signed a contract with the Department of Justice in the State of Victoria for the development and operation of a 1,300-bed capacity prison in Ravenhall, Australia. The Ravenhall facility will be developed under a public-private partnership financing structure with a capital contribution from us of approximately AUD 115 million, or $87.8 million, based on exchange rates as of September 30, 2016, and we anticipate returns on investment consistent with our company-owned facilities.

With respect to our reentry services, electronic monitoring services, and youth services business conducted through our GEO Care business segment, we are currently pursuing a number of business development opportunities. Relative to opportunities for community-based reentry services, we are working with our existing federal, state, and local correctional clients to leverage new opportunities for both residential reentry facilities as well as non-residential day reporting centers. We continue to expend resources on informing federal, state and local governments about the benefits of public-private partnerships, and we anticipate that there will be new opportunities in the future as those efforts continue to yield results. We believe we are well positioned to capitalize on any suitable opportunities that become available in this area.

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related costs represented 50.1% of our operating expenses during the nine months ended September 30, 2016. Additional significant operating expenses include food, utilities and inmate medical costs. During the nine months ended September 30, 2016, operating expenses totaled 76.0% of our consolidated revenues. Our operating expenses as a percentage of revenues in 2016 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2016, we will incur carrying costs for facilities that are currently vacant. As of September 30, 2016, our worldwide operations include the management and/or ownership of approximately 87,000 beds at 104 correctional and detention facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 127,000 offenders and pretrial defendants, including approximately 83,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During the nine months ended September 30, 2016, general and administrative expenses totaled

6.7% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenues in 2016 to remain consistent or decrease as a result of cost savings initiatives. We expect business development costs to remain consistent or increase slightly as we pursue additional business development opportunities in all of our business lines. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

Idle Facilities

We are currently marketing approximately 3,300 vacant beds at four of our idle facilities to potential customers. The annual carrying cost of our idle facilities in 2016 is estimated to be $12.8 million, including depreciation expense of $1.5 million. As of September 30, 2016, these facilities had a net book value of $34.2 million. We currently do not have any firm commitment or agreement in place to activate these facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. These idle facilities are included in the U.S. Corrections & Detention segment. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if all of these idle facilities were to be activated using our U.S. Corrections & Detention average per diem rate in 2015 (calculated as the U.S. Corrections & Detention revenue divided by the number of U.S. Corrections & Detention mandays) and based on the average occupancy rate in our U.S. Corrections & Detention facilities through September 30, 2016, we would expect to receive incremental annualized revenue of approximately $70 million and an annualized increase in earnings per share of approximately $0.20 to $0.25 per share based on our average U.S. Corrections and Detention operating margin.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Credit Facility. Payments under the Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Credit Facility of $764.8 million and $53.6 million in outstanding letters of credit, as of September 30, 2016, for every one percent increase in the average interest rate applicable to the Credit Facility, our total annual interest expense would increase by $7.6 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the Australian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at September 30, 2016, every 10 percent change in historical currency rates would have approximately a $1.4 million effect on our financial position and approximately a $0.9 million impact on our results of operations during the three months ended September  30, 2016.

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

ITEM 1A. RISK FACTORS.

Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on February 26, 2016 (the “2015 Form 10-K”) includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. Set forth below is a discussion of the material changes in our risk factors previously disclosed in the 2015 Form 10-K. The information below updates, and should be read in conjunction with, the risk factors in our 2015 Form 10-K. We encourage you to read these risk factors in their entirety.

Risks Related to REIT Status

Legislative or other actions affecting REITs could have a negative effect on us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (the “Treasury”). Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. Additionally, legislative bills or proposals have been introduced from time to time with the aim of limiting or restricting the types of industries or companies that can qualify as a REIT. New legislation, Treasury regulations, administrative interpretations or court decisions implemented or adopted in the future could significantly and negatively affect our ability to qualify as a REIT or the U.S. federal income tax consequences to our investors and us of such qualification.

Risks Related to Our Business and Industry

We partner with a limited number of governmental customers who account for a significant portion of our revenues. The loss of, or a significant decrease in revenues from, these customers could seriously harm our financial condition and results of operations.

We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. Of our governmental partners, four customers, through multiple individual contracts, accounted for 45.5% and 47.5% of our consolidated revenues for the year ended December 31, 2015 and the nine months ended September 30, 2016, respectively. In addition, three federal governmental agencies with correctional and detention responsibilities, the Bureau of Prisons, ICE, and the U.S. Marshals Service, accounted for 44.9% and 47.0% of our total consolidated revenues for the year ended December 31, 2015 and the nine months ended September 30, 2016, respectively, through multiple individual contracts, with the Bureau of Prisons accounting for 15.6% and 14.2% of our total consolidated revenues for such periods, ICE accounting for 17.7% and 22.7% of our total consolidated revenues for such periods, and the U.S. Marshals Service accounting for 11.6% and 10.2% of our total consolidated revenues for such periods. However, no individual contract with these clients accounted for more than 5.0% of our total consolidated revenues for such periods. Government agencies from the State of Florida accounted for 6.1% and 5.3% of our total consolidated revenues for the year ended December 31, 2015 and the nine months ended September 30, 2016, respectively, through multiple individual contracts.

Our revenues depend on our governmental customers receiving sufficient funding and providing us with timely payment under the terms of our contracts. If the applicable governmental customers do not receive sufficient appropriations to cover their contractual obligations, they may delay or reduce payment to us or terminate their contracts with us. With respect to our federal government customers, any future impasse or struggle impacting the federal government’s ability to reach agreement on the federal budget, debt ceiling or any future federal government shut downs could result in material payment delays, payment reductions or contract terminations. Additionally, our governmental customers may request in the future that we reduce our per diem contract rates or forego increases to those rates as a way for those governmental customers to control their spending and address their budgetary shortfalls.

Our governmental customers may also from time to time adopt, implement or modify certain policies or directives that may adversely affect our business. For example, in August 2016, the DOJ issued a memorandum directed to the BOP which stated that the BOP should either decline to renew or substantially reduce the scope of contract renewals in a manner consistent with law and the overall decline of the BOP’s inmate population. Although we believe we have a strong relationship with our government partner, the BOP, and we believe we operate facilities that maximize security and efficiency while offering our suite of GEO Continuum of Care services and resources, the BOP may decide to terminate, not renew, or reduce the scope of our existing contracts with them as a result of the announcement by the DOJ. Additionally, and in light of the DOJ announcement, in August, the Department of Homeland Security instructed the Homeland Security Advisory Council, or HSAC, to review ICE’s current policy and practices relating to its use of private immigration detention operations and evaluate whether ICE should move in the same direction as the BOP. Other federal, state or local governmental partners may choose to undertake a review of their utilization of privately operated facilities, or may cancel or decide not to renew our existing contracts with them. The loss of, or a significant decrease in, our current contracts with the BOP, ICE, the U.S. Marshals Service, the State of Florida or any other significant customers could seriously harm our financial condition and results of operations. We expect these federal and state agencies and a relatively small group of other governmental customers to continue to account for a significant percentage of our revenues.

Public resistance to the use of public-private partnerships for correctional, detention and community based facilities could result in our inability to obtain new contracts or the loss of existing contracts, which could have a material adverse effect on our business, financial condition and results of operations.

The management and operation of correctional, detention and community based facilities under public-private partnerships has not achieved complete acceptance by either government agencies or the public. Some governmental agencies have limitations on their ability to delegate their traditional management responsibilities for such facilities to private companies or they may be instructed by a governmental agency or authority overseeing them to reduce their utilization or scope of public-private partnerships or undertake additional reviews of their public-private partnerships. Additional legislative or policy changes or prohibitions could occur that further increase these limitations or instructions. In addition, the movement toward using public-private partnerships for such facilities has encountered resistance from groups which believe that correctional, detention and community based facilities should only be operated by governmental agencies. In addition, negative publicity about conditions, an escape, riot or other disturbance at a facility operated under a public-private partnership may result in adverse publicity to us and public-private partnerships in general. Any of these occurrences or continued trends may make it more difficult for us to renew or maintain existing contracts or to obtain new contracts. Increased public resistance to the use of public-private partnerships for correctional, detention and community based facilities in any of the markets in which we operate, as a result of these or other factors, could have a material adverse effect on our business, financial condition and results of operations.

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

Other factors that could affect the market price of our common stock include the following:

•	actual or anticipated variations in our quarterly results of operations;

•	changes in market valuations of companies in our industry;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	fluctuations in stock market prices and volumes;

•	issuances of common stock or other securities in the future;

•	the addition or departure of key personnel;

•	announcements by us or our competitors of acquisitions, investments or strategic alliances; and

•	changes in the prospects of public-private partnerships in the corrections and detention industry.

In August 2016, the DOJ issued a memorandum directed to the BOP which stated that the BOP should either decline to renew or substantially reduce the scope of contract renewals in a manner consistent with law and the overall decline of the BOP’s inmate populations. After that announcement, the market price of our common stock declined. We were subsequently named as a defendant in a punitive securities class action lawsuit as described in Note 11, Commitments, Contingencies and Other in the Notes to the Unaudited Consolidated Financial Statements. This litigation could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business and the market price of our stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 – July 31, 2016	—	$—	—	$—
August 1, 2016 – August 31, 2016	2,199	$31.11	—	$—
September 1, 2016 – September 30, 2016	—	$—	—	$—

Total	2,199		—	$—

(1) The Company withheld these shares through net share settlements to satisfy minimum statutory tax withholding requirements upon vesting of shares of restricted stock held by employees. These purchases were not made as part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

(A) Exhibits

10.1	Letter of Offer, dated August 18, 2016, between The GEO Group, Inc. and HSBC Bank Australia Limited (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on August 24, 2016.

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date: November 8, 2016	/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer (duly authorized officer and principal financial officer)