Form 10-K
period 2016-12-31
GEO GROUP INC
filed 2017-02-27
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 74,519,466 voting and non-voting shares of common stock held by non-affiliates of the registrant as of June 30, 2016 (based on the last reported sales price of such stock on the New York Stock Exchange on such date, the last business day of the registrant’s quarter ended June 30, 2016 of $34.18 per share) was approximately $2.1 billion.

As of February 22, 2017, the registrant had 75,074,845 shares of common stock outstanding.

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2017 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this report, are incorporated by reference into Part III of this report.

PART I

Item 1.	Business

As used in this report, the terms “we,” “us,” “our,” “GEO” and the “Company” refer to The GEO Group, Inc., its consolidated subsidiaries and its unconsolidated affiliates, unless otherwise expressly stated or the context otherwise requires.

General

We are a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of correctional, detention and reentry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa and the United Kingdom. We own, lease and operate a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, as well as community based reentry facilities. We develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency. We provide innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. We also provide secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through our joint venture GEO Amey PECS Ltd. (“GEOAmey”). As of December 31, 2016, our worldwide operations included the management and/or ownership of approximately 87,000 beds at 104 correctional, detention and community based facilities, including idle facilities and projects under development, and also include the provision of community supervision services for more than 174,000 offenders and pretrial defendants, including approximately 95,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

Business Segments

We conduct our business through four reportable business segments: our U.S. Corrections & Detention segment; our GEO Care segment; our International Services segment and our Facility Construction & Design segment. We have identified these four reportable segments to reflect our current view that we operate four distinct business lines, each of which constitutes a material part of our overall business. Our U.S. Corrections & Detention segment primarily encompasses our U.S.-based privatized corrections and detention business. Our GEO Care segment, which conducts its services in the U.S., consists of our community based services business, our youth services business and our electronic monitoring and supervision service. Our International Services segment primarily consists of our privatized corrections and detention operations in Australia, South Africa, and the United Kingdom. Our Facility Construction & Design segment primarily contracts with various states, local and federal agencies, as well as international agencies, for the design and construction of facilities for which we generally have been, or expect to be, awarded management contracts. Financial information about these segments for years 2016, 2015 and 2014 is contained in Note 15 — Business Segments and Geographic Information included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Recent Developments

Developments Relating to Bureau of Prisons’ Use of Private Facilities

On August 18, 2016, the U.S. Deputy Attorney General of the Department of Justice (“DOJ”) issued a memorandum directed to the Bureau of Prisons (“BOP”) which stated that the BOP should either decline to renew or substantially reduce the scope of contract renewals in a manner consistent with law and the overall decline of the BOP’s inmate population. The DOJ in its memo to the BOP argued that private facilities do not provide the same level of correctional services, programs and resources, do not substantially save costs, or have the same level of safety and security compared to BOP facilities. These arguments were purportedly based on a report that was published by the DOJ’s Office of Inspector General (“OIG”) just a few days before the DOJ memorandum was issued.

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

Despite these shortcomings, we believe that the OIG report actually shows that privately managed facilities were comparably as safe and secure as BOP facilities and in many important respects are safer. Specifically, privately operated facilities had one-third the rate of deaths as the BOP prisons as well as fewer suicides. Private facilities also had significantly lower rates of inmate-on-inmate and staff-on-inmate incidents of sexual misconduct. Additionally, private facilities had significantly lower rates of positive inmate drug tests and fewer drug confiscations. Similarly, private facilities had fewer inmate fights, fewer disruptive behavior incidents, fewer uses of force, and fewer overall inmate grievances.

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

We are fully committed to operating our facilities and programs at the highest level, providing safe, secure and humane surroundings for those in our custody and care, our staff and the communities in which we operate. We believe we provide our government partners, including the BOP and ICE, with facilities that maximize security and efficiency while offering our suite of GEO Continuum of Care services and resources. On September 30, 2016, as discussed below, we announced that the BOP extended our contract for our company-owned D. Ray James Correctional Facility. We believe this decision validates our belief that we operate facilities that maximize security and efficiency while offering our suite of GEO Continuum of Care services and resources. Notwithstanding the above, the BOP or other federal, state or local governmental partners may choose to cancel, decline to renew or modify the scope of our existing contracts with them, which may have a material adverse impact on our operations and financial results.

On February 21, 2017, the Attorney General issued a memorandum rescinding the August 18, 2016 memorandum from the former Deputy Attorney General. We welcome the memorandum by the Attorney General reinstating the continued use of privately operated facilities. We believe that the decision made last August was based on a misrepresentation of the report issued by the OIG. We are proud of our long-standing partnership with the BOP and our strong record of providing safe, secure and humane care to the men and women entrusted to us. We believe that we are at our best as a company when helping those entrusted to our care re-enter society as productive and employable citizens.

Contract Awards

On December 19, 2016, we announced that we had signed a contract with ICE for 780 beds at an existing company-owned facility in Folkston, Georgia which will be named the Folkston ICE Processing Center (the “Center”). The Center will house immigration detainees under a five-year intergovernmental service agreement between Charlton County, Georgia and ICE. The Center is located adjacent to our company-owned D. Ray James Correctional facility. The Center began intake during the first quarter of 2017.

On September 30, 2016, we announced that the BOP has extended our contract for our company-owned D. Ray James Correctional Facility for a two-year renewal term through September 30, 2018 for the housing of up to 1,900 beds with a fixed payment for 1,800 beds compared to our previous contract which contained a fixed payment for 1,962 beds.

Community Education Centers Acquisition

On February 22, 2017, we announced that we had signed a definitive agreement to acquire Community Education Centers (“CEC”), a private provider of rehabilitation services for offenders in reentry and in-prison treatment facilities as well as management services for county, state and federal correctional and detention facilities. Pursuant to the terms of the definitive agreement, we will acquire CEC for $360 million in an all cash transaction, excluding transaction related expenses. We will not assume any debt as a result of the transaction. CEC’s operations encompass over 12,000 beds nationwide. The transaction is expected to close in the second quarter of 2017 subject to the fulfillment of customary conditions. The transaction will be supported by a term loan financing commitment and borrowings under our existing Revolving Credit Facility. We plan to integrate CEC into our existing business units of GEO Corrections & Detention and GEO Care.

Idle Facilities

In the U.S. Corrections & Detention segment, we are currently marketing approximately 3,300 vacant beds at four of our idle facilities to potential customers. The annual carrying cost of idle facilities in 2017 is estimated to be $12.0 million, including depreciation expense of $1.2 million. As of December 31, 2016, these facilities had a net book value of $33.8 million. We currently do not have any firm commitments or agreements in place to activate these facilities but have ongoing contact with several potential customers. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if all of these idle facilities were to be activated using our U.S. Corrections & Detention average per diem rate in 2016, (calculated as the U.S. Corrections & Detention revenue divided by the number of U.S. Corrections & Detention mandays) and based on the average occupancy rate in our U.S. Corrections & Detention facilities for 2016, we would expect to receive annual incremental revenue of approximately $70 million and an increase in annual earnings per share of approximately $.15 to $.20 per share based on our average U.S. Corrections and Detention operating margin.

Quality of Operations

We operate each facility in accordance with our company-wide policies and procedures and with the standards and guidelines required under the relevant management contract. For many facilities, the standards and guidelines include those established by the American Correctional Association, or (“ACA”). The ACA is an independent organization of corrections professionals, which establishes correctional facility standards and guidelines that are generally acknowledged as a benchmark by governmental agencies responsible for correctional facilities. Many of our contracts in the United States require us to seek and maintain ACA accreditation for our facilities. We have sought and received ACA accreditation and re-accreditation for all such facilities. We achieved a median re-accreditation score of 99.9% as of December 31, 2016. Approximately 80.4% of our 2016 U.S. Corrections & Detention revenue was derived from ACA accredited facilities for the year ended December 31, 2016. We have also achieved and maintained accreditation by The Joint Commission at four of our correctional facilities and at nine of our youth services locations. We have been successful in achieving and maintaining accreditation under the National Commission on Correctional Health Care, or (“NCCHC”), in a majority of the facilities that we currently operate. The NCCHC accreditation is a voluntary process which we have used to establish comprehensive health care policies and procedures to meet and adhere to the ACA standards. The NCCHC standards, in most cases, exceed ACA Health Care Standards and we have achieved this accreditation at ten of our U.S. Corrections & Detention facilities and at two youth services locations. Additionally, B.I. Incorporated (“BI”) has achieved a certification for ISO 9001:2008 for the design, production, installation and servicing of products and services produced by the electronic monitoring business units, including electronic home arrest and electronic monitoring technology products and monitoring services, installation services, and automated caseload management services.

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

Facility Design, Construction and Finance

We offer governmental agencies consultation and management services relating to the design and construction of new correctional and detention facilities and the redesign and renovation of older facilities including facilities we own, lease or manage as well as facilities we do not own, lease or manage. Domestically, as of December 31, 2016, we have provided services for the design and construction of approximately 53 facilities and for the redesign, renovation and expansion of approximately 52 facilities. Internationally, as of December 31, 2016, we have provided services for the design and construction of 11 facilities and for the redesign, renovation and expansion of one facility.

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
				State of Victoria

Competitive Strengths

Leading Corrections Provider Uniquely Positioned to Offer a Continuum of Care

We are the second largest provider of privatized correctional and detention facilities worldwide and the largest provider of community-based reentry services, youth services and electronic monitoring services in the U.S. corrections industry. We believe these leading market positions and our diverse and complementary service offerings enable us to meet the growing demand from our clients for comprehensive services throughout the entire corrections lifecycle. Our continuum of care platform enables us to provide consistency and continuity in case management, which we believe results in a higher quality of care for offenders, reduces recidivism, lowers overall costs for our clients, improves public safety and facilitates successful reintegration of offenders back into society. We have continued to expand our GEO continuum of care platform by doubling our annual expenditure commitment from its current cost of $5 million annually to $10 million beginning in 2017.

Attractive REIT Profile

Key characteristics of our business make us a highly attractive REIT. We are in a real estate intensive industry. Since our inception, we have financed and developed dozens of facilities. We have a diversified set of investment grade customers in the form of government agencies which are required to pay us on time by law. We have historically experienced customer retention in excess of 90%. Our strong and predictable occupancy rates generate a stable and sustainable stream of revenue. This stream of revenue combined with our low maintenance capital expenditure requirement translates into steady predictable cash flow. The REIT structure also allows us to pursue growth opportunities due to the capital intensive nature of the corrections/detention business.

Large Scale Operator with National Presence

We operate the seventh largest correctional system in the U.S. by number of beds, including the federal government and all 50 states. We currently have correctional operations in approximately 33 states and offer electronic monitoring services in every state. In addition, we have extensive experience in overall facility operations, including staff recruitment, administration, facility maintenance, food service, security, and in the supervision, treatment and education of inmates. We believe our size and breadth of service offerings enable us to generate economies of scale which maximize our efficiencies and allows us to pass along cost savings to our clients. Our national presence also positions us to bid on and develop new facilities across the U.S.

Long-Term Relationships with High-Quality Government Customers

We have developed long-term relationships with our federal, state and other governmental customers, which we believe enhance our ability to win new contracts and retain existing business. We have provided correctional and detention management services to the United States Federal Government for 30 years, the State of California for 29 years, the State of Texas for approximately 29 years, various Australian state government entities for 25 years and the State of Florida for approximately 23 years. These customers accounted for approximately 62.4% of our consolidated revenues for the fiscal year ended December 31, 2016.

Recurring Revenue with Strong Cash Flow

Our revenue base is derived from our long-term customer relationships, with contract renewal rates and facility occupancy rates both approximating 90% over the past five years. We have been able to expand our revenue base by continuing to reinvest our strong operating cash flow into expansionary projects and through strategic acquisitions that provide scale and further enhance our service offerings. Our consolidated revenues have grown from $877 million in 2007 to $2.2 billion in 2016. We expect our operating cash flow to be well in excess of our anticipated annual maintenance capital expenditure needs, which would provide us significant flexibility for growth in capital expenditures, future dividend payments in connection with operating as a REIT, acquisitions and/or the repayment of indebtedness.

Sizeable International Business

Our international infrastructure, which leverages our operational excellence in the U.S., allows us to aggressively target foreign opportunities that our U.S. based competitors without overseas operations may have difficulty pursuing. We currently have international operations in Australia, South Africa and the United Kingdom. Our international services business generated approximately $410 million of revenues, representing approximately 19% of our consolidated revenues for the year ended December 31, 2016. Included in our international revenues are construction revenues related to our prison project in Ravenhall, Australia which are presented in our Facility Design & Construction segment. We believe we are well positioned to continue benefiting from foreign governments’ initiatives to outsource correctional services.

Experienced, Proven Senior Management Team

Our Chief Executive Officer and founder, George C. Zoley, Ph.D., has led our Company for 32 years and has established a track record of growth and profitability. Under his leadership, our annual consolidated revenues from continuing operations have grown from $40.0 million in 1991 to $2.2 billion in 2016. Dr. Zoley is one of the pioneers of the industry, having developed and opened what we believe to be one of the first privatized detention facilities in the U.S. in 1986. Our Chief Financial Officer, Brian R. Evans, has been with our Company for over 16 years and has led our conversion to a REIT as well as the integration of our recent acquisitions and financing activities. Our top seven senior executives have an average tenure with our Company of over 11 years.

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

Facilities and Day Reporting Centers

The following table summarizes certain information with respect to: (i) U.S. and international detention and corrections facilities; (ii) community-based services facilities; and (iii) residential and non-residential youth services facilities. The information in the table includes the facilities that we (or a subsidiary or joint venture of GEO) owned, operated under a management contract, had an agreement to provide services, had an award to manage or was in the process of constructing or expanding during the year ended December 31, 2016:

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned

Corrections & Detention — Western Region:

Adelanto Detention Facility, Adelanto, CA (3)	1,940	ICE - IGA	Federal Detention	Minimum/ Medium	May 2011	5 years	5 years	Owned

Alhambra City Jail, Los Angeles, CA	71	USMS	City Jail	All Levels	July 2016	1 year	Five, One Year	Managed

Arizona State-Prison Florence West Florence, AZ	750	AZ DOC	State DUI/ RTC Correctional	Minimum	October 2002	10 years	Two, Five-year	Managed

Arizona State Prison —Kingman, AZ	3,400	AZ DOC	State Correctional Facility	Minimum/ Medium	January 2008	10 years	Two, Five-year	Managed

Arizona State-Prison Phoenix West Phoenix, AZ	500	AZ DOC	State DWI Correctional	Minimum	July 2002	10 years	Two, Five-year	Managed

Aurora/ICE Processing Center Aurora, CO	1,532	ICE / USMS	Federal Detention	All Levels	September 2011/ October 2012	2 years / 2 years	Four, Two-year / Four, Two-year	Owned

Baldwin Park City Jail, Baldwin Park, CA	32	Los Angeles County	City Jail	All Levels	July 2003	3 years	Perpetual, Three- year	Managed

Central Arizona Correctional Facility Florence, AZ	1,280	AZ DOC	State Sex Offender Correctional	Minimum/ Medium	December 2006	10 years	Two, Five-year	Managed

Central Valley MCCF McFarland, CA	700	CDCR	State Correctional Facility	Medium	September 2013	Four Years and Ten Months	None	Owned

Desert View MCCF Adelanto, CA	700	CDCR	State Correctional Facility	Medium	September 2013	Four Years and Ten Months	None	Owned

Downey City Jail Los Angeles, CA	33	Los Angeles County	City Jail	All Levels	November 2014	3 years	Two, One-year	Managed

Fontana City Jail Los Angeles, CA	25	Los Angeles County	City Jail	All Levels	February 2007	5 months	Five, One-year, Three One-year, plus One Three- year	Managed

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned

Garden Grove City Jail Los Angeles, CA	16	Los Angeles County	City Jail	All Levels	July 2015	3 years	Unlimited, Perpetual Three-Year	Managed

Golden State MCCF McFarland, CA	700	CDCR	State Correctional	Medium	November 2013	Four Years and Eight Months	None	Owned

Guadalupe County Correctional Facility Santa Rosa, NM(3)	600	NMCD - IGA	Local/State Correctional	Medium	January 1999	Perpetual	None	Owned

Hudson Correctional Facility Hudson, CO	1,250	Idle						Leased

Lea County Correctional Facility Hobbs, NM(3)	1,200	NMCD - IGA	Local/State Correctional	Medium	December 2015	3 Years	None	Owned

McFarland Community Correctional Facility McFarland, CA	300	CDCR	State Correctional	Minimum	April 2014	4 Years and Two Months	None	Owned

Mesa Verde Community Correctional Facility Bakersfield, CA(3)	400	ICE - IGA	State Correctional	Minimum	March 2015	5 Years	None	Owned

Montebello City Jail Los Angeles, CA	35	Los Angeles County	City Jail	All Levels	July 2014	2 Years	One, Two-Year	Managed

Northeast New Mexico Detention Facility Clayton, NM(3)	625	NMCD / IGA	Local/State Correctional	Medium	August 2008	21 Years, Eleven Months	Unlimited, One-Year	Managed

Northwest Detention Center Tacoma, WA	1,575	ICE	Federal Detention	All Levels	September 2015	1 Year	Nine, One-Year	Owned

Ontario City Jail Los Angeles, CA	44	Los Angeles County	City Jail	Any Level	July 2014	3 Years	Two, Three-year	Managed

Western Region Detention Facility San Diego, CA	770	USMS	Federal Detention	Maximum	January 2006	5 Years,	One, Five- year plus One, One-year and Two months	Leased

Corrections & Detention — Central Region:

Big Spring Correctional Center Big Spring, TX	3,509	BOP	Federal Correctional	Medium	April 2007	4 years	Three, Two-year	Owned

Brooks County Detention Center, TX(3)	652	USMS - IGA	Local & Federal Detention	Medium	March 2013	Perpetual	None	Owned

Central Texas Detention Facility San Antonio, TX(3)	688	USMS / IGA	Local & Federal Detention	Minimum/ Medium	October 2016	Perpetual	None	Managed

Coastal Bend Detention Center,TX(3)	1,176	USMS - IGA	Local & Federal Detention	Medium	July 2012	Perpetual	None	Owned

East Hildago Detention Center(3)	1,300	USMS - IGA	Local & Federal Detention	Medium	July 2012	Perpetual	None	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned

Great Plains Correctional Facility Hinton, OK	1,940	BOP	Federal Correctional	Minimum	June 2015	5 years	Five, One-Year Plus One Six-Month Extension	Owned

Joe Corley Detention Facility Conroe, TX	1,517	USMS / ICE	Local Correctional	Medium	July 2008/July 2008	Perpetual/ 5 Years	None/ 18-Months Plus Two, Six-Months and One One-year Extension	Owned

Karnes Correctional Center Karnes City, TX(3)	679	USMS - IGA	Local & Federal Detention	All Levels	February 1998	Perpetual	None	Owned

Karnes County Residential Center,TX(3)	1,158	ICE - IGA	Federal Detention	All Levels	December 2010	5 years	One, Five- Year	Owned

Lawton Correctional Facility Lawton, OK	2,682	OK DOC	State Correctional	Medium	October 2013	Nine Months	Four, Automatic One-year	Owned

Reeves County Detention Complex R1/R2 Pecos, TX	2,407	BOP	Federal Correctional	Low	February 2007	4 years	Three, Two-year, One 59 day extension	Managed

Reeves County Detention Complex R3 Pecos, TX	1,356	BOP	Federal Correctional	Low	January 2007	4 years	Three, Two-year, One 90 day extension	Managed

Rio Grande Detention Center Laredo, TX	1,900	USMS	Federal Detention	Medium	October 2008	5 years	Three, Five-year	Owned

South Texas Detention Complex Pearsall, TX	1,904	ICE	Federal Detention	All Levels	December 2011	11 months	Four, One-year, plus One, six-month extension	Owned

Val Verde Correctional Facility Del Rio, TX(3)	1,407	USMS - IGA	Local & Federal Detention	All Levels	January 2001	Perpetual	None	Owned

Corrections & Detention — Eastern Region:

Alexandria Transfer Center Alexandria, LA (3)	400	ICE - IGA	Federal Detention	Minimum/ Medium	November 2013	1 year	Four, One-year	Owned

Allen Correctional Center Kinder, LA	1,576	LA DOC	State Correctional	Medium/ Maximum	July 2010	10 years	None	Managed

Bay Correctional Center Panama City, FL	985	FL DMS	State Correctional	Minimum/ Medium	February 2014	3 years	Unlimited, Two-year	Managed

Blackwater River Correctional Facility Milton, FL	2,000	FL DMS	State Correctional	Medium/ close	October 2010	3 years	Unlimited, Two-year	Managed

Broward Transition Center Deerfield Beach, FL	700	ICE	Federal Detention	Minimum	July 2015	1 year	Five, One-year plus One, Six-month extension	Owned

D. Ray James Correctional Facility Folkston, GA	2,067	BOP	Federal Detention	All Levels	October 2010	4 years	Three, Two-year	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned

Folkston ICE Processing Center	780	ICE - IGA	Federal Detention	Minimum	December 2016	1 year	Four, One-year	Owned

Graceville Correctional Facility Jackson, FL	1,884	FL DMS	State Correctional	All Levels	February 2014	3 years	Unlimited, Two year	Managed

Heritage Trails (Plainfield STOP) Plainfield, IN	1,066	IN DOC	State Correctional	Minimum	March 2011	4 years	One, Four- year	Managed

JB Evans Correctional Center, LA	388	Idle						Owned

LaSalle Detention Facility Jena, LA(3)	1,160	ICE - IGA	Federal Detention	Minimum/ Medium	November 2013	1 year	Four, One-year	Owned

Lawrenceville Correctional Center Lawrenceville, VA	1,536	VA DOC	State Correctional	Medium	March 2003	5 years	Ten, One-year extensions	Managed

Moshannon Valley Correctional Center Philipsburg, PA	1,824	BOP	Federal Correctional	Medium	April 2016	5 years	Five, One-year plus One Six-month extension	Owned

Moore Haven Correctional Facility Moore Haven, FL	985	FL DMS	State Correctional	Minimum/ Medium	February 2014	3 years	Unlimited, Two-year	Managed

New Castle Correctional Facility New Castle, IN	3,196	IN DOC	State Correctional	All Levels	January 2006	4 years	Two, Five- year plus One Six-Month	Managed

North Lake Correctional Facility Baldwin, MI	1,748	VT DOC/ WA DOC	State Correctional	Maximum	May 2015/June 2015	2 years/ 3 years, four months	One, Two year/One, Two year	Owned

Perry County Correctional Facility, AL	690	Idle						Owned

Pine Prairie Correctional Center, LA	1,094	ICE - IGA	State Correctional	Medium	June 2015	5 years	None	Owned

Queens Private Detention Facility Jamaica, NY	222	USMS	Federal Detention	Minimum/ Medium	January 2008	2 years	Four, Two-year	Owned

Riverbend Correctional Facility Milledgeville, GA	1,500	GA DOC	State Correctional	Medium	July 2010	1 year	Forty, One-year	Owned

Rivers Correctional Institution Winton, NC	1,450	BOP	Federal Correctional	Low	April 2011	4 years	Three, Two-year	Owned

Robert A. Deyton Detention Facility Lovejoy, GA	768	USMS	Federal Detention	Medium	February 2008	5 years	Three, Five year	Leased

South Bay Correctional Facility South Bay, FL	1,948	FL DMS	State Correctional	Medium/ Close	July 2009	3 years	Unlimited, Two-year	Managed

South Louisiana Correctional Center, LA(3)	1,000	Idle						Owned

Corrections & Detention — Australia:

Arthur Gorrie Correctional Centre Queensland, Australia	890	QLD DCS	State Remand Prison	High/ Maximum	January 2008	5 years	One, Five- year	Managed

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned

Fulham Correctional Centre & Nalu Challenge Community Victoria, Australia	785	VIC DOJ	State Prison	Minimum/ Medium	July 2012	4 years	19 years, Four months	Managed

Junee Correctional Centre New South Wales, Australia	790	NSW	State Prison	Minimum/ Medium	March 2014	5 years	Two, Five year	Managed

Parklea Correctional Centre Sydney, Australia	823	NSW	State Remand Prison	All Levels	October 2009	5 years	One, Three year	Managed

Corrections & Detention — United Kingdom:

Dungavel House Immigration Removal Centre, South Lanarkshire, UK	249	UKBA	Detention Centre	Minimum	September 2011	5 years	One, Three year	Managed

Corrections & Detention — South Africa:

Kutama-Sinthumule Correctional Centre Limpopo Province, Republic of South Africa	3,024	RSA DCS	National Prison	Maximum	February 2002	25 years	None	Managed

Corrections & Detention — Canada:

New Brunswick Youth Centre Mirimachi, Canada(4)	N/A	PNB	Provincial Juvenile Facility	All Levels	October 1997	25 years	One, Ten-year	Managed

Corrections & Detention — Leased:

Delaney Hall Newark, NJ	1,200	Community Education Centers	Community Corrections	Community	None	—	—	Owned

GEO Care — Community Based Services:

Beaumont Transitional Treatment Center Beaumont, TX	180	TDCJ	Community Corrections	Community	September 2003	2 years	Five, Two-year plus Five One-year	Owned

Bronx Community Re-entry Center Bronx, NY	168	BOP	Community Corrections	Community	August 2014	1 year	Four, One-year	Leased

Cordova Center Anchorage, AK	262	BOP / AK DOC	Community Corrections	Community	January 2013/March 2013	2 years / 4 months	Four, one-year/ Four, one-year, One five- month	Owned

El Monte Center El Monte, CA	70	BOP	Community Corrections	Community	July 2013	1 year	Four, one year	Leased

Grossman Center Leavenworth, KS	150	BOP	Community Corrections	Community	November 2012	2 years	Three, one-year	Leased

Las Vegas Community Correctional Center Las Vegas, NV	124	BOP	Community Corrections	Community	February 2016	1 year	Four, One-year extensions	Owned

Leidel Comprehensive Sanction Center Houston, TX	190	BOP	Community Corrections	Community	January 2011	2 years	Four, one-year plus Four one-year	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned

Marvin Gardens Center Los Angeles, CA	60	BOP	Community Corrections	Community	March 2012	2 years	Three, one-year	Leased

McCabe Center Austin, TX	113	Third Party Tenant	Community Corrections	Community	N/A	N/A	N/A	Owned

Mid Valley House Edinburg, TX	128	BOP	Community Corrections	Community	July 2014	1 year	Four, one-year	Owned

Midtown Center Anchorage, AK	32	AK DOC	Community Corrections	Community	March 13	4 months	Four, one-year, One Five- month	Owned

Newark Center Newark, NJ	240	NJ State Parole Board	Community Corrections	Community	July 2014	3 years	Two, one-year	Leased

Northstar Center Fairbanks, AK	143	AK DOC	Community Corrections	Community	September 2016	10 months	Three, One-year plus One Six- month	Leased

Oakland Center Oakland, CA	69	BOP	Community Corrections	Community	November 2008	3 years	Seven, one-year	Owned

Parkview Center Anchorage, AK	112	AK DOC	Community Corrections	Community	March 2013	4 months	Four, one-year, One Five- month	Owned

Reality House Brownsville, TX	94	BOP	Community Corrections	Community	September 2011	2 year	Three, One-year plus One Six- month	Owned

Salt Lake City Center Salt Lake City, UT	115	BOP	Community Corrections	Community	June 2016	1 year	Four One-year	Leased

Seaside Center Nome, AK	50	AK DOC	Community Corrections	Community	February 2014	5 months	Four, one- year and One,Six- month	Leased

Southeast Texas Transitional Center Houston, TX	500	TDCJ	Community Corrections	Community	September 2003	2 years	Five, two-year plus Five one-year	Owned

Taylor Street Center San Francisco, CA	210	BOP / CDCR	Community Corrections	Community	April 2016/July 2015	1 year/ 2 years	Four, One-year	Owned

Tundra Center Bethel, AK	85	AK DOC	Community Corrections	Community	February 2012	5 months	Four, one-year plus One, Six-month, plus One Six-month	Owned

GEO Care — Youth Services:

Residential Facilities

Abraxas Academy Morgantown, PA	214	Various	Youth Residential	Secure	June 2005	N/A	N/A	Owned

Abraxas I Marienville, PA	204	Various	Youth Residential	Staff Secure	May 2005	N/A	N/A	Owned

Abraxas Ohio Shelby, OH	100	Various	Youth Residential	Staff Secure	June 2005	N/A	N/A	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned

Abraxas Youth Center South Mountain, PA	72	PA Dept of Public Welfare	Youth Residential	Secure/ Staff Secure	June 2005	N/A	N/A	Leased

Contact Interventions Wauconda, IL	32	Idle						Owned

DuPage Interventions Hinsdale, IL	36	Idle						Owned

Erie Residential Programs Erie, PA	30	Idle						Owned

Hector Garza Center San Antonio, TX	139	TYC	Youth Residential	Staff Secure	June 2005	N/A	N/A	Owned

Leadership Development Program South Mountain, PA	128	Various	Youth Residential	Staff Secure	June 2005	N/A	N/A	Leased

Southern Peaks Regional Treatment Center Canon City, CO	136	Various	Youth Residential	Staff Secure	June 2005	N/A	N/A	Owned

Southwood Interventions Chicago, IL	80	IL DASA, City of Chicago, Medicaid	Youth Residential	Staff Secure	June 2005	N/A	N/A	Owned

Woodridge Interventions Woodridge, IL	90	IL DASA, Medicaid	Youth Residential	Staff Secure	June 2005	N/A	N/A	Owned

GEO Care — Youth Services:

Non-residential Facilities:

Abraxas Counseling Center Columbus, OH	175	Various	Youth Non- residential	Open	2008	N/A	N/A	Lease

Cleveland Counseling Center Cleveland, OH	75	Various	Youth Non-residential	Open	2014	N/A	N/A	Lease

Cincinnati Counseling Center Cincinnati, OH	125	City of Cincinnati	Youth Non- residential	Open	2012	N/A	N/A	Lease

Harrisburg Community-Based Programs Harrisburg, PA	77	Dauphin or Cumberland Counties	Youth Non- residential	Open	1995	N/A	N/A	Lease

Lehigh Valley Community-Based Programs Lehigh Valley, PA	30	Lehigh and Northampton Counties	Youth Non- residential	Open	1987	N/A	N/A	Lease

Mansfield Counseling Center, OH	25	Richland County, Ohio	Youth Non- residential	Open	2015	N/A	N/A	Lease

WorkBridge Pittsburgh, PA	690	Allegheny County	Youth Non- residential	Open	1987	N/A	N/A	Lease

The following table summarizes certain information with respect to our re-entry Day Reporting Centers, which we refer to as DRCs. The information in the table includes the DRCs that we (or a subsidiary or joint venture of GEO) operated under a management contract or had an agreement to provide services as of December 31, 2016:

DRC Location	Number of reporting centers	Type of Customers	Commencement of current contract(s)	Base period	Renewal options	Manage only/ lease
Colorado(5)	7	State, County	Various, 2004 – 2012	Various, 1 year to 18 months	One to Four, One year	Lease

California	24	State, County	Various, 2007 – 2012	Various, 1 to 5 years	Varies	Lease or Manage only

North Carolina	2	State	2012	2 years	One, Two year	Manage only

New Jersey	5	State, County	2008	3 years	Two, One year	Lease

Pennsylvania	11	State, County	Various, 2006 – 2010	Various, 1 to 3 years	Indefinite, One year	Lease

Illinois	6	State, County	2003	5 years	One, Five year	Lease or Manage only

Kansas	1	County	2011	4 years	Four, One year	Lease

Louisiana	6	State	2010	1 year	Two, One year	Lease

Kentucky	1	County	2010	2 years	Three, One year	Lease

Virginia	1	State	2013	2 years	Three, One year	Lease

Customer Legend:

Abbreviation	Customer
AZ DOC	Arizona Department of Corrections
AK DOC	Alaska Department of Corrections
BOP	Federal Bureau of Prisons
CDCR	California Department of Corrections & Rehabilitation
CO DOC	Colorado Department of Corrections
FL DOC	Florida Department of Corrections
FL DMS	Florida Department of Management Services
GA DOC	Georgia Department of Corrections
ICE	U.S. Immigration & Customs Enforcement
IN DOC	Indiana Department of Correction
IGA	Inter-governmental Agreement
IL DASA	Illinois Department of Alcoholism and Substance Abuse
LA DOC	Louisiana Department of Corrections
NMCD	New Mexico Corrections Department
NSW	Commissioner of Corrective Services for New South Wales, Australia
OK DOC	Oklahoma Department of Corrections
PNB	Province of New Brunswick
QLD DCS	Department of Corrective Services of the State of Queensland, Australia
RSA DCS	Republic of South Africa Department of Correctional Services
TDCJ	Texas Department of Criminal Justice
TYC	Texas Youth Commission
UKBA	United Kingdom Border Agency
USMS	United States Marshals Service
VA DOC	Virginia Department of Corrections
VIC DOJ	Department of Justice of the State of Victoria, Australia
VT DOC	Vermont Department of Corrections
WA DOC	Washington Department of Corrections

(1)	Capacity as used in the table refers to operational capacity consisting of total beds for all facilities except for the seven Non-residential service centers under Youth Services for which we have provided service capacity which represents the number of juveniles that can be serviced daily.
(2)	For Youth Services Non-Residential Service Centers, the contract commencement date represents either the program start date or the date that the facility operations were acquired by our subsidiary. The service agreements under these arrangements provide for services on an as-contracted basis and there are no guaranteed minimum populations or management contracts with specified renewal dates. These arrangements are more perpetual in nature. For acquired operations, the commencement date is the original date of contract.
(3)	GEO provides services at these facilities through various Inter-Governmental Agreements, or IGAs, through the various counties and other jurisdictions.
(4)	The contract for this facility only requires GEO to provide maintenance services.
(5)	The Colorado Day Reporting Centers provide many of the same services as the full service Day Reporting Centers, but rather than providing these services through comprehensive treatment plans dictated by the governing authority, these services are provided on a fee for service basis. Such services may be connected to government agency contracts and would be reimbursed by those agencies. Other services are offered directly to offenders allowing them to meet court-ordered requirements and paid by the offender as the service is provided.

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

Aside from our customers’ unilateral right to terminate our facility management contracts with them at any time for any reason, there are two points during the typical lifecycle of a contract which may result in the loss by us of a facility management contract with our customers. We refer to these points as contract “renewals” and contract “re-bids.” Many of our facility management contracts with our government customers have an initial fixed term and subsequent renewal rights for one or more additional periods at the unilateral option of the customer. Because most of our contracts for youth services do not guarantee placement or revenue, we have not considered these contracts to ever be in the renewal or re-bid stage since they are more perpetual in nature. As such, the contracts for youth services are not considered as renewals or re-bids nor are they included in the table below. We count each government customer’s right to renew a particular facility management contract for an additional period as a separate “renewal.” For example, a five-year initial fixed term contract with customer options to renew for five separate additional one-year periods would, if fully exercised, be counted as five separate renewals, with one renewal coming in each of the five years following the initial term. As of December 31, 2016, 36 of our facility management contracts representing approximately 30,000 beds are scheduled to expire on or before December 31, 2017, unless renewed by the customer at its sole option in certain cases, or unless renewed by mutual agreement in other cases. These contracts represented 20.2% of our consolidated revenues for the year ended December 31, 2016. We undertake substantial efforts to renew our facility management contracts. Our average historical facility management contract renewal rate approximates 90%. However, given their unilateral nature, we cannot assure you that our customers will in fact exercise their renewal options under existing contracts. In addition, in connection with contract renewals, either we or the contracting government agency have typically requested changes or adjustments to contractual terms. As a result, contract renewals may be made on terms that are more or less favorable to us than those in existence prior to the renewals.

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

As of December 31, 2016, eighteen of our facility management contracts representing 15.2% and $332.0 million of our 2016 consolidated revenues may be subject to competitive re-bid in 2017. The following table sets forth the number of facility management contracts that we currently believe will be subject to competitive re-bid in each of the next five years and thereafter, and the total number of beds relating to those potential competitive re-bid situations during each period:

Year	Re-bid	Total Number of Beds up for Re-bid
2017	18	12,593
2018	16	8,861
2019	11	2,671
2020	16	7,678
2021	10	5,933
Thereafter	38	26,622

Total	109	64,358

Competition

We compete primarily on the basis of the quality and range of services we offer; our experience domestically and internationally in the design, construction, and management of privatized correctional and detention facilities; our reputation; and our pricing. We compete directly with the public sector, where governmental agencies responsible for the operation of correctional, detention, youth services, community based services and re-entry facilities are often seeking to retain projects that might otherwise be privatized. In the private sector, our U.S. Corrections & Detention and International Services business segments compete with a number of companies, including, but not limited to: Core Civic; Management and Training Corporation; Emerald Companies; Community Education Centers; LaSalle Southwest Corrections; Group 4 Securicor; Sodexo Justice Services (formerly Kaylx); and Serco. Our GEO Care business segment competes with a number of different small-to-medium sized companies, reflecting the highly fragmented nature of the youth services and community based services industry. BI’s electronic monitoring business competes with a number of companies, including, but not limited to: G4 Justice Services, LLC; Elmo-Tech, a 3M Company; and Pro-Tech, a 3M Company. Some of our competitors are larger and have more resources than we do. We also compete in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance.

Employees and Employee Training

At December 31, 2016, we had 19,370 full-time employees. Of our full-time employees, 525 were employed at our corporate headquarters and regional offices and 18,845 were employed at facilities and international offices. We employ personnel in positions of management, administrative and clerical, security, educational services, human services, health services and general maintenance at our various locations. Approximately 3,458 and 1,631 employees are covered by collective bargaining agreements in the United States and at international offices, respectively. We believe that our relations with our employees are satisfactory.

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

We currently maintain a general liability policy and excess liability policies with total limits of $80.0 million per occurrence and in the aggregate covering the operations of U.S. Corrections & Detention, GEO Care’s community based services, GEO Care’s youth services and BI. We have a claims-made liability insurance program with a specific loss limit of $35.0 million per occurrence and in the aggregate related to medical professional liability claims arising out of correctional healthcare services. We are uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability and automobile liability.

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

Of the reserves discussed above, our most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves are undiscounted and were $51.6 million and $52.8 million as of December 31, 2016 and 2015, respectively and are included in accrued expenses in the accompanying balance sheets. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially adversely impacted.

International Operations

Our international operations for fiscal years 2016, 2015 and 2014 consisted of the operations of our wholly-owned Australian subsidiaries, our wholly owned subsidiary in the United Kingdom, and South African Custodial Management Pty. Limited, our consolidated joint venture in South Africa, which we refer to as SACM. In Australia, our wholly-owned subsidiary, GEO Australia, currently manages four facilities. We operate one facility in South Africa through SACM. Our wholly-owned subsidiary in the United Kingdom, The GEO Group UK Ltd., operates the 217-bed Dungavel House Immigration Removal Centre located near Glasgow, Scotland. In September 2014, one of our Australian subsidiaries signed the Ravenhall Prison Project Agreement (“Ravenhall Contract”) with the State of Victoria for the development and operation of a new 1,300-bed facility in Ravenhall, a locality near Melbourne, Australia under a Public-Private Partnership financing structure. The facility will also have the capacity to house 1,300 inmates should the State of Victoria have the need for additional beds in the future. The design and construction phase of the agreement began in September 2014 with completion expected towards the end of 2017. See Item 7 for more discussion related to the results of our international operations. Financial information about our operations in different geographic regions appears in Note-15 Business Segments and Geographic Information in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Business Concentration

Except for the major customers noted in the following table, no other single customer made up greater than 10% of our consolidated revenues, excluding discontinued operations, for these years.

Customer	2016	2015	2014
Various agencies of the U.S Federal Government:	48%	45%	42%

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

We will also be subject to a federal corporate level tax at the highest regular corporate rate (currently 35%) on the gain recognized from a sale of assets occurring during our first five years as a REIT, up to the amount of the built-in gain that existed on January 1, 2013, which is based on the fair market value of those assets in excess of our tax basis as of January 1, 2013. Gain from a sale of an asset occurring after the specified period ends will not be subject to this corporate level tax. We currently do not expect to sell any asset if the sale would result in the imposition of a material tax liability. We cannot, however, assure you that we will not change our plans in this regard.

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

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (the “Treasury”). According to publicly released statements, a top legislative priority of the new Congress and administration may be to enact significant reform of the Code, including significant changes to taxation of business entities and the deductibility of interest expense and capital investment. There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on us or an investment in our securities. Any such changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. Additionally, legislative bills or proposals have been introduced from time to time with the aim of limiting or restricting the types of industries or companies that can qualify as a REIT. New legislation, Treasury regulations, administrative interpretations or court decisions implemented or adopted in the future could significantly and negatively affect our ability to qualify as a REIT or the U.S. federal income tax consequences to our investors and us of such qualification. You are urged to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.

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

We have a significant amount of indebtedness. Our total consolidated indebtedness as of December 31, 2016 was approximately $1.9 billion, excluding non-recourse debt of $472.2 million and capital lease obligations of

$8.7 million. As of December 31, 2016, we had $53.6 million outstanding in letters of credit and $515.0 million in borrowings outstanding under our revolver. Also as of December 31, 2016, we had the ability to borrow $331.4 million under our revolver, after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under our senior credit facility with respect to the incurrence of additional indebtedness. At December 31, 2016, we also had approximately AUD 215 million in letters of credit outstanding under our Australian letter of credit facility in connection with certain performance guarantees related to the Ravenhall Prison Project. We also have the ability to increase our senior credit facility by an additional $450 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

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

If we are unable to meet our debt service obligations, we may need to reduce capital expenditures, restructure or refinance our indebtedness, obtain additional equity financing or sell assets. We may be unable to restructure or refinance our indebtedness, obtain additional equity financing or sell assets on satisfactory terms or at all. In addition, our ability to incur additional indebtedness will be restricted by the terms of our senior credit facility, the indenture governing the 6.00% Senior Notes, the indenture governing the 5.125% Senior Notes, the indenture governing the 5.875% Senior Notes due 2022 and the indenture governing the 5.875% Senior Notes due 2024.

We are incurring significant indebtedness in connection with substantial ongoing capital expenditures. Capital expenditures for existing and future projects may materially strain our liquidity.

As of December 31, 2016, we were developing a number of projects that we estimate will cost approximately $112.6 million, of which $15.2 million was spent through December 31, 2016. We estimate our remaining capital requirements to be approximately $97.4 million, which we anticipate will be spent in 2017. Included in these commitments is a contractual commitment to provide a capital contribution towards the design and construction of a prison project in Ravenhall, a locality near Melbourne, Australia, in the amount of AUD 115 million, or $82.9 million, based on exchange rates at December 31, 2016. This capital contribution was made in January 2017. Capital expenditures related to facility maintenance costs are expected to be approximately $25 million for 2017. We intend to finance these and future projects using our own funds, including cash on hand, cash flow from operations and borrowings under the revolver. In addition to these current estimated capital requirements for 2017, we are currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2017 could materially increase. As of December 31, 2016, we had the ability to borrow $331.4 million under the revolver after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under the Senior credit facility. In addition, we have the ability to increase the senior credit facility by an additional $450 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions thereunder. While we believe we currently have adequate borrowing capacity under our senior credit facility to fund our operations and all of our committed capital expenditure projects, we may need additional borrowings or financing from other sources in order to complete potential capital expenditures related to new projects in the future. We cannot assure you that such borrowings or financing will be made available to us on satisfactory terms, or at all. In addition, the large capital commitments that these projects will require over the next 12-18 month period may materially strain our liquidity and our borrowing capacity for other purposes. Capital constraints caused by these projects may also cause us to have to entirely refinance our existing indebtedness or incur more indebtedness. Such financing may have terms less favorable than those we currently have in place, or not be available to us at all. In addition, the concurrent development of these and other large capital projects exposes us to material risks. For example, we may not complete some or all of the projects on time or on budget, which could cause us to absorb any losses associated with any delays.

Despite current indebtedness levels, we may still incur more indebtedness, which could further exacerbate the risks described above.

The terms of the indentures governing the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 and our senior credit facility restrict our ability to incur but do not prohibit us from incurring significant additional indebtedness in the future. As of December 31, 2016, we had the ability to borrow an additional $331.4 million under the revolver portion of our senior credit facility after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under the senior credit facility. We also would have the ability to increase the senior credit facility by an additional $450 million, subject to lender demand, prevailing market conditions and satisfying relevant borrowing conditions. Also, we may refinance all or a portion of our indebtedness, including borrowings under our senior credit facility, the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024. The terms of such refinancing may be less restrictive and permit us to incur more indebtedness than we can now. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face related to our significant level of indebtedness could intensify.

The covenants in the indentures governing the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 and the covenants in our Senior Credit Facility impose significant operating and financial restrictions which may adversely affect our ability to operate our business.

The indentures governing the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 and our Senior Credit Facility impose significant operating and financial restrictions on us and certain of our subsidiaries, which we refer to as restricted subsidiaries. These restrictions limit our ability to, among other things:

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

These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities. In addition, our Senior Credit Facility requires us to maintain specified financial ratios and satisfy certain financial covenants, including maintaining a maximum senior secured leverage ratio and total leverage ratio, and a minimum interest coverage ratio. We may be required to take action to reduce our indebtedness or to act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants. We could also incur additional indebtedness having even more restrictive covenants. Our failure to comply with any of the covenants under our Senior Credit Facility, the indentures governing the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022, the 5.875% Senior Notes due 2024, or any other indebtedness could prevent us from being able to draw on the Revolver, cause an event of default under such documents and result in an acceleration of all of our outstanding indebtedness. If all of our outstanding indebtedness were to be accelerated, we likely would not be able to simultaneously satisfy all of our obligations under such indebtedness, which would materially adversely affect our financial condition and results of operations.

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

Our business may not be able to generate sufficient cash flow from operations or future borrowings may not be available to us under our Senior Credit Facility or otherwise in an amount sufficient to enable us to pay our indebtedness or debt securities, including the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022, and the 5.875% Senior Notes due 2024, or to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. However, we may not be able to complete such refinancing on commercially reasonable terms or at all. If for any reason we are unable to meet our debt service obligations, we would be in default under the terms of the agreements governing our outstanding debt. If such a default were to occur, the lenders under the senior credit facility, and holders of the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 could elect to declare all amounts outstanding immediately due and payable, and the lenders would not be obligated to continue to advance funds under the Senior Credit Facility. If the amounts outstanding under the Senior Credit Facility or other agreements governing our outstanding debt, were accelerated, our assets may not be sufficient to repay in full the money owed to our lenders and holders of the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 and any other debt holders.

Because portions of our senior indebtedness have floating interest rates, a general increase in interest rates would adversely affect cash flows.

Borrowings under our Senior Credit Facility bear interest at a variable rate. As a result, to the extent our exposure to increases in interest rates is not eliminated through interest rate protection agreements, such increases will result in higher debt service costs which will adversely affect our cash flows. We currently do not have interest rate protection agreements in place to protect against interest rate fluctuations on borrowings under our Senior Credit Facility. As of December 31, 2016, we had $804.5 million of indebtedness outstanding under our Senior Credit Facility, and a one percent increase in the interest rate applicable to the Senior Credit Facility would increase our annual interest expense by approximately $8.0 million.

We depend on distributions from our subsidiaries to make payments on our indebtedness. These distributions may not be made.

A substantial portion of our business is conducted by our subsidiaries. Therefore, our ability to meet our payment obligations on our indebtedness is substantially dependent on the earnings of certain of our subsidiaries and the payment of funds to us by our subsidiaries as dividends, loans, advances or other payments. Our subsidiaries are separate and distinct legal entities and, unless they expressly guarantee any indebtedness of ours, they are not obligated to make funds available for payment of our indebtedness in the form of loans, distributions or otherwise. Our subsidiaries’ ability to make any such loans, distributions or other payments to us will depend on their earnings, business results, the terms of their existing and any future indebtedness, tax considerations and legal or contractual restrictions to which they may be subject. If our subsidiaries do not make such payments to us, our ability to repay our indebtedness may be materially adversely affected. For the year ended December 31, 2016, our subsidiaries accounted for 76.7% of our consolidated revenues, and as of December 31, 2016, our subsidiaries accounted for 93.8% of our total assets.

We may not be able to satisfy our repurchase obligations in the event of a change of control because the terms of our indebtedness or lack of funds may prevent us from doing so.

Upon a change of control as specified in the indentures governing the terms of our senior notes, each holder of the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 will have the right to require us to repurchase their notes at 101% of their principal amount, plus accrued and unpaid interest, and, liquidated damages, if any, to the date of repurchase. The terms of the Senior Credit Facility limit our ability to repurchase the notes in the event of a change of control. Any future agreement governing any of our indebtedness may contain similar restrictions and provisions. Accordingly, it is possible that restrictions in the Senior Credit Facility or other indebtedness that may be incurred in the future will not allow the required repurchase of the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 upon a change of control. Even if such repurchase is permitted by the terms of our then existing indebtedness, we may not have sufficient funds available to satisfy our repurchase obligations. Our failure to purchase any of the senior notes would be a default under the indenture governing such notes, which in turn would trigger a default under the Senior Credit Facility and the indentures governing the other senior notes.

Risks Related to Our Business and Industry

From time to time, we may not have a management contract with a client to operate existing beds at a facility or new beds at a facility that we are expanding and we cannot assure you that such a contract will be obtained. Failure to obtain a management contract for these beds will subject us to carrying costs with no corresponding management revenue.

From time to time, we may not have a management contract with a customer to operate existing beds or new beds at facilities that we are currently in the process of renovating and expanding. While we will always strive to work diligently with a number of different customers for the use of these beds, we cannot assure you that a contract for the beds will be secured on a timely basis, or at all. While a facility or new beds at a facility are vacant, we incur carrying costs. We are currently marketing approximately 3,300 vacant beds at four of our idle facilities to potential customers. The annual carrying cost of idle facilities in 2017 is estimated to be $12.0 million, including depreciation expense of $1.2 million, if the facilities remain vacant during 2017. At December 31, 2016, these facilities had a net book value of $33.8 million. Failure to secure a management contract for a facility or expansion project could have a material adverse impact on our financial condition, results of operations and/or cash flows. We review our facilities for impairment whenever events or changes in circumstances indicate the net book value of the facility may not be recoverable. Impairment charges taken on our facilities could require material charges to our results of operations. In addition, in order to secure a management contract for these beds, we may need to incur significant capital expenditures to renovate or further expand the facility to meet potential clients’ needs.

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

As of December 31, 2016, eighteen of our facility management contracts representing $332.0 million (or 15.2%) of our consolidated revenues for the year ended December 31, 2016 are subject to competitive re-bid in 2017. While we are pleased with our historical win rate on competitive re-bids and are committed to continuing to bid competitively on appropriate future competitive re-bid opportunities, we cannot in fact assure you that we will prevail in future re-bid situations. Also, we cannot assure you that any competitive re-bids we win will be on terms more favorable to us than those in existence with respect to the expiring contract.

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

We have a substantial amount of goodwill and other intangible assets resulting from business acquisitions. As of December 31, 2016, we had $819.3 million of goodwill and other intangible assets. At least annually, or whenever events or changes in circumstances indicate a potential impairment in the carrying value as defined by Generally Accepted Accounting Principles in the United States of America, or U.S. GAAP, we will evaluate this goodwill for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Estimated fair values could change if there are changes in our capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. Impairments of goodwill or other intangible assets could require material non-cash charges to our results of operations.

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

We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. Of our governmental partners, four customers, through multiple individual contracts, accounted for 47.6% and 45.5% of our consolidated revenues for the years ended December 31, 2016 and 2015, respectively. In addition, three federal governmental agencies with correctional and detention responsibilities, the Bureau of Prisons, ICE, and the U.S. Marshals Service, accounted for 47.2% and 44.9% of our total consolidated revenues for the years ended December 31, 2016 and 2015, respectively, through multiple individual contracts, with the Bureau of Prisons accounting for 14.0% and 15.6% of our total consolidated revenues for such years, ICE accounting for 23.1% and 17.7% of our total consolidated revenues for such years, and the U.S. Marshals Service accounting for 10.1% and 11.6% of our total consolidated revenues for such years. However, no individual contract with these clients accounted for more than 5.0% of our total consolidated revenues for such years. Government agencies from the State of Florida accounted for 5.2% and 6.1% of our total consolidated revenues for the years ended December 31, 2016 and 2015, respectively, through multiple individual contracts.

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

Our governmental customers may also from time to time adopt, implement or modify certain policies or directives that may adversely affect our business. For example, in August 2016, the DOJ issued a memorandum directed to the BOP which stated that the BOP should either decline to renew or substantially reduce the scope of contract renewals in a manner consistent with law and the overall decline of the BOP’s inmate population. Additionally, and in light of the DOJ announcement, in August, the Department of Homeland Security instructed the Homeland Security Advisory Council, or HSAC, to review ICE’s current policy and practices relating to its use of private immigration detention operations and evaluate whether ICE should move in the same direction as the BOP. Although the DOJ rescinded the August 2016 memorandum on February 21, 2017 and directed the BOP to return to its previous practice of public-private partnerships and HSAC’s report concluded that the DHS’s use of private immigration detention will continue, federal, state or local governmental partners may in the future choose to undertake a review of their utilization of privately operated facilities, or may cancel or decide not to renew our existing contracts with them. The loss of, or a significant decrease in, our current contracts with the BOP, ICE, the U.S. Marshals Service, the State of Florida or any other significant customers could seriously harm our financial condition and results of operations. We expect these federal and state agencies and a relatively small group of other governmental customers to continue to account for a significant percentage of our revenues.

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

State budgets continue their slow to moderate recovery. According to the National Conference of State Legislatures, the outlook for state budgets is stable. Revenue performance is positive, and expenditure overruns are relatively modest. Overall, most state officials anticipate a slow and steady improvement in state finances. As of December 31, 2016, GEO Corrections had 10 state clients and GEO Care had 16 state clients: Florida, Georgia, Arkansas, Louisiana, Colorado, Maryland, Missouri, Virginia, Iowa, Indiana, Kentucky, Illinois, Oklahoma, Nevada, Delaware, New Jersey, North Carolina, South Carolina, Montana, New Mexico, Arizona, Maine, Vermont, Pennsylvania, Texas and California. If state budgetary conditions deteriorate, our 26 state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts with those customers on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. In addition, budgetary constraints in states that are not our current customers could prevent those states from using public-private partnerships for correctional, detention or community based service opportunities that we otherwise could have pursued.

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

We are dependent on government appropriations, which may not be made on a timely basis or at all and may be adversely impacted by budgetary constraints at the federal, state, local and foreign government levels.

Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the contracting governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have a material adverse effect on our cash flow and financial condition, which may make it difficult to satisfy our payment obligations on our indebtedness, including the

6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022, the 5.875% Senior Notes due 2024 and the Senior Credit Facility, in a timely manner. In addition, as a result of, among other things, recent economic developments, domestically, at federal, state and local governments have encountered, and may continue to encounter, unusual budgetary constraints. As a result, a number of state and local governments may be under pressure to control additional spending or reduce current levels of spending which could limit or eliminate appropriations for the facilities that we operate. Additionally, as a result of these factors, we may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. Budgetary limitations may also make it more difficult for us to renew our existing contracts on favorable terms or at all. Further, a number of states and foreign governments in which we operate may experience budget constraints for fiscal year 2017. We cannot assure you that these constraints would not result in reductions in per diems, delays in payment for services rendered or unilateral termination of contracts.

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

As a result of the acquisition of Cornell Companies, Inc. (the “Cornell Acquisition”) in 2010, we re-entered the market of operating youth services facilities. Operating youth services facilities may pose increased operational risks and difficulties that may result in increased litigation, higher personnel costs, higher levels of turnover of personnel and reduced profitability. Examples of the increased operational risks and difficulties involved in operating youth services facilities include, mandated client to staff ratios as high as 1:6, elevated reporting and audit requirements, a reduced number of management options to use with offenders and multiple funding sources as opposed to a single source payer. Additionally, youth services contracts related to educational services may provide for annual collection several months after a school year is completed. This may pose a risk that we will not be able to collect the full amount owed thereby reducing our profitability and/or cash flows, or it may adversely impact our annual budgeting process due to the lag time between us providing the educational services required under a contract and collecting the amount owed to us for such services. We cannot assure that we will be successful in operating youth services facilities or that we will be able to minimize the risks and difficulties involved while yielding an attractive profit margin.

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

When we are awarded a contract to manage a facility, we may incur significant start-up and operating expenses, including the cost of constructing the facility, purchasing equipment and staffing the facility, before we receive any payments under the contract. These expenditures could result in a significant reduction in our cash reserves and may make it more difficult for us to meet other cash obligations, including our payment obligations on the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022, the 5.875% Senior Notes due 2024 and the Senior Credit Facility. In addition, a contract may be terminated prior to its scheduled expiration and as a result we may not recover these expenditures or realize any return on our investment.

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

For the year ended December 31, 2016, our international operations accounted for approximately 19% of our consolidated revenues from continuing operations. We face risks associated with our operations outside the United States. These risks include, among others, political and economic instability, exchange rate fluctuations, taxes, duties and the laws or regulations in those foreign jurisdictions in which we operate. In the event that we experience any difficulties arising from our operations in foreign markets, our business, financial condition and results of operations may be materially adversely affected.

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

At December 31, 2016, approximately 26% of our workforce was covered by collective bargaining agreements and, as of such date, collective bargaining agreements with approximately 8% of our employees were set to expire in less than one year. While only approximately 26% of our workforce schedule is covered by collective bargaining agreements, increases in organizational activity or any future work stoppages could have a material adverse effect on our business, financial condition, or results of operations.

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

In August 2016, the DOJ issued a memorandum directed to the BOP which stated that the BOP should either decline to renew or substantially reduce the scope of contract renewals in a manner consistent with law and the overall decline of the BOP’s inmate populations. After that announcement, the market price of our common stock declined. We were subsequently named as a defendant in a punitive securities class action lawsuit as described in Note 17, Commitments and Contingencies of the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K. This litigation could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business and the market price of our stock.

Future sales of shares of our common stock could adversely affect the market price of our common stock and may be dilutive to current shareholders.

Sales of shares of our common stock, or the perception that such sales could occur, could adversely affect the price for our common stock. As of December 31, 2016, there were 125,000,000 shares of common stock authorized under our Articles of Incorporation, of which 75,031,696 shares were outstanding. Our Board of Directors may authorize the issuance of additional authorized but unissued shares of our common stock or other authorized but unissued securities of ours at any time, including pursuant to equity incentive plans and stock purchase plans.

In September 2014, the Company filed with the Securities and Exchange Commission an automatic shelf registration statement on Form S-3 allowing us to offer, from time to time and among other securities, an indeterminate amount of common stock, subject to certain market conditions and other factors. Accordingly, we may, from time to time, seek to offer and sell shares of our common stock based upon market conditions and other factors. On November 10, 2014, in connection with the new shelf registration, the Company filed with the Securities and Exchange Commission a new prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $150 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933.

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

We lease our corporate offices which are located in Boca Raton, Florida, under a lease agreement which was amended in November 2015. The current lease expires in March 2019 and has two 5-year renewal options, which if exercised will result in a maximum term ending in March 2029. In 2016, the Company purchased land in Boca Raton, Florida to construct a new corporate office building which is expected to be completed in the third quarter of 2018. In addition, we lease office space for our eastern regional office in Charlotte, North Carolina; our central regional office in San Antonio, Texas; our western regional office in Los Angeles, California; and our youth services division in Pittsburgh, Pennsylvania. As a result of the BI acquisition in February 2011 and the Protocol acquisition in February 2014, we are also currently leasing office space in Boulder, Colorado and Aurora, Illinois, respectively. We also lease office space in Sydney and Melbourne, Australia, and in Sandton, South Africa, through our overseas affiliates to support our Australian, and South African operations, respectively. We consider our office space adequate for our current operations.

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

Our common stock trades on the New York Stock Exchange under the symbol “GEO.” The following table shows the high and low prices for our common stock, as reported by the New York Stock Exchange, for each of the four quarters of 2016 and 2015. The prices shown have been rounded to the nearest $1/100. The approximate number of shareholders of record as of February 22, 2017 is 624.

	2016		2015
Quarter	High	Low	High	Low
First	$34.67	$26.08	$45.25	$40.20
Second	34.62	31.16	44.85	33.90
Third	35.08	19.51	38.06	28.83
Fourth	35.93	22.87	34.05	26.00

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

During the years ended December 31, 2016 and 2015 we declared and paid the following regular cash distributions to our shareholders which were treated as qualified and non-qualified ordinary income dividends and non dividend distributions for federal income tax purposes as stated below:

				Ordinary Dividends			Capital Gains
Declaration Date	Payment Date	Record Date	Distribution per share	Total	Qualified (1)	Non-Qualified	Total	Unrecaptured Section 1250	Long Term	Non Dividend Distributions (2)	Aggregate Payment Amount (in millions)
February 6, 2015	February 27, 2015	February 17, 2015	0.62	0.4669470	0.0529749	0.4139721	—	—	—	0.1530530	46.0
April 29, 2015	May 21, 2015	May 11, 2015	0.62	0.4669470	0.0529749	0.4139721	—	—	—	0.1530530	46.3
July 31, 2015	August 24, 2015	August 14, 2015	0.62	0.4669470	0.0529749	0.4139721	—	—	—	0.1530530	46.3
November 3, 2015	November 25, 2015	November 16, 2015	0.65	0.4895412	0.0555382	0.434003	—	—	—	0.1604588	48.5

Totals			$2.51	$1.8903822	$0.2144629	$1.6759193	$—	$—	$—	$0.6196178	$187.1

Percentage			100.0%	75.3%	11.3%	88.7%	0.0%	0.0%	0.0%	24.7%
February 3, 2016	February 26, 2016	February 16, 2016	0.65	0.5070021	0.0740419	0.4329602	—	—	—	0.1429979	48.5
April 20, 2016	May 12, 2016	May 2, 2016	0.65	0.5070021	0.0740419	0.4329602	—	—	—	0.1429979	48.7
July 20, 2016	August 12, 2016	August 1, 2016	0.65	0.5070021	0.0740419	0.4329602	—	—	—	0.1429979	48.7
October 18, 2016	November 10, 2016	October 31, 2016	0.65	0.5070021	0.0740419	0.4329602				0.1429979	48.8

Totals			$2.60	$2.0280084	$0.2961676	$1.7318408	$—	$—	$—	$0.5719916	$194.7

Percentage			100.0%	78.0%	14.6%	85.4%	0.0%	0.0%	0.0%	22.0%

(1)	Qualified Dividends represents the portion of the Total Ordinary Dividends which constitutes a “Qualified Dividend”, as defined by the Internal Revenue Service.
(2)	The amount constitutes a “Return of Capital”, as defined by the Internal Revenue Service.

We intend to continue paying regular quarterly cash dividends consistent with our stated expectation to pay at least 75% of our adjusted funds from operations (“AFFO”) in dividends with a goal to increase our dividend payout ratio over time. The amount, timing and frequency of our future dividends will be at the sole discretion of the Board of Directors based upon the factors mentioned above.

In addition to these factors, the indentures governing our 6.00% Senior Notes, 5.125% Senior Notes, 5.875% Senior Notes due 2024, 5.875% Senior Notes due 2022 and our Senior Credit Facility also place material restrictions on our ability to pay dividends. See the Liquidity and Capital Resources section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13—Debt in “Item 8 - Financial Statements and Supplementary Data”, for further description of these restrictions. We believe we have the ability to continue to fund our working capital, our debt service requirements, and our maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

Performance Graph

The following performance graph compares the performance of our common stock to the Russell 2000, the S&P 500 Commercial Services and Supplies Index, and the MSCI U.S. REIT Index and is provided in accordance with Item 201(e) of Regulation S-K.

Comparison of Five-Year Cumulative Total Return*

The GEO Group, Inc., Russell 2000,

S&P 500 Commercial Services and Supplies Index

and MSCI U.S. REIT Index

(Performance through December 31, 2016)

Date	The GEO Group, Inc.	Russell 2000	S&P 500 Commercial Services and Supplies	MSCI U.S. REIT Index
December 31, 2011	$100.00	$100.00	$100.00	$100.00
December 31, 2012	$270.80	$114.63	$109.93	$113.56
December 31, 2013	$252.01	$157.05	$141.84	$111.98
December 31, 2014	$336.92	$162.60	$158.29	$140.29
December 31, 2015	$259.40	$153.31	$154.97	$138.18
December 31, 2016	$352.93	$183.17	$174.46	$144.01

Assumes $100 invested on December 31, 2011 in our common stock and the respective Index.

*	Total return assumes reinvestment of dividends.

Item 6.	Selected Financial Data

The following table sets forth historical financial data as of and for each of the five years in the period ended December 31, 2016. The selected consolidated financial data should be read in conjunction with our “Management Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to the consolidated financial statements (in thousands, except per share and operational data).

Year Ended:	2016	2015	2014	2013	2012
Results of Continuing Operations:
Revenues	$2,179,490	$1,843,307	$1,691,620	$1,522,074	$1,479,062
Operating income from continuing operations	265,584	235,729	234,731	185,484	184,353
Income from continuing operations	$148,498	$139,315	$143,840	$117,462	$144,558

Income from continuing operations per common share attributable to The GEO Group, Inc.:
Basic:	$2.01	$1.89	$1.99	$1.65	$2.39

Diluted:	$2.00	$1.88	$1.98	$1.64	$2.37

Weighted Average Shares Outstanding:
Basic	74,043	73,696	72,270	71,116	60,934
Diluted	74,323	73,995	72,547	71,605	61,265
Cash and Stock Dividends per Common Share:
Quarterly Cash Dividends	$2.6	$2.51	$2.33	$2.05	$0.4
Special Dividend-Cash and Stock (1)	$—	$—	$—	$—	$5.68
Financial Condition:
Current assets	$697,669	$438,346	$377,406	$384,345	$337,183
Current liabilities	504,058	278,624	254,075	223,125	259,871
Total assets	3,749,409	3,462,227	3,002,208	2,889,364	2,839,194
Long-term debt, including current portion (excluding non-recourse debt and capital leases)	1,957,530	1,878,870	1,465,921	1,488,721	1,351,697
Total Shareholders’ equity	$974,957	$1,006,837	$1,045,993	$1,023,976	$1,047,304
Operational Data:
Facilities in operation	104	104	92	86	87
Operational capacity of contracts (2)	83,599	83,878	75,302	66,130	65,949
Compensated mandays (3)	25,482,373	23,841,256	22,390,904	20,867,016	20,530,885

(1)	Special Dividend paid on December 31, 2012 in connection with the Company’s REIT conversion.
(2)	Represents the number of beds primarily from correction and detention facilities and excludes idle facilities.
(3)	Compensated mandays are calculated as follows: (a) for per diem rate facilities — the number of beds occupied by residents on a daily basis during the fiscal year; and (b) for fixed rate facilities — the capacity of the facility multiplied by the number of days the facility was in operation during the fiscal year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described above under “Item 1A. Risk Factors,” and “Forward-Looking Statements - Safe Harbor” below. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

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

As of December 31, 2016, our worldwide operations included the management and/or ownership of approximately 87,000 beds at 104 correctional, detention and re-entry facilities, including idle facilities and projects under development and also included the provision of servicing of more than 166,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

For the years ended December 31, 2016, 2015 and 2014, we had consolidated revenues of $2.2 billion, $1.8 billion and $1.7 billion, respectively, and we maintained an average company wide facility occupancy rate of 92.9% including 83,599 active beds and excluding 3,538 idle beds for the year ended December 31, 2016, and 91.5% including 83,878 active beds and excluding 3,484 idle beds for the year ended December 31, 2015.

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

As a REIT, we are required to distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain) and we began paying regular distributions in 2013. We declared and paid the following regular REIT distributions to our shareholders which were treated for federal income taxes as follows:

				Ordinary Dividends
Declaration Date	Payment Date	Record Date	Distribution Per Share	Qualified(1)	Non-Qualified	Nondividend Distributions(2)	Aggregate Payment Amount (millions)
February 18, 2014	March 14, 2014	March 3, 2014	$0.57	$0.0448272	$0.4154156	$0.1097572	$41.1
April 28, 2014	May 27, 2014	May 15, 2014	$0.57	$0.0448272	$0.4154156	$0.1097572	$41.5
August 5, 2014	August 29, 2014	August 18, 2014	$0.57	$0.0448272	$0.4154156	$0.1097572	$41.4
November 5, 2014	November 26, 2014	November 17, 2014	$0.62	$0.0487594	$0.4518556	$0.1193850	$46.0
February 6, 2015	February 27, 2015	February 17, 2015	$0.62	$0.0529749	$0.4139721	$0.1530530	$46.0
April 29, 2015	May 21, 2015	May 11, 2015	$0.62	$0.0529749	$0.4139721	$0.1530530	$46.3
July 31, 2015	August 24, 2015	August 14, 2015	$0.62	$0.0529749	$0.4139721	$0.1530530	$46.3
November 3, 2015	November 25, 2015	November 16, 2015	$0.65	$0.0555382	$0.4340030	$0.1604588	$48.5
February 3, 2016	February 26, 2016	February 16, 2016	$0.65	$0.0740419	$0.4329602	$0.1429979	$48.5
April 20, 2016	May 12, 2016	May 2, 2016	$0.65	$0.0740419	$0.4329602	$0.1429979	$48.7
July 20, 2016	August 12, 2016	August 1, 2016	$0.65	$0.0740419	$0.4329602	$0.1429979	$48.7
October 18, 2016	November 10, 2016	October 31, 2016	$0.65	$0.0740419	$0.4329602	$0.1429979	$48.8

(1)	The amount constitutes a “Qualified Dividend”, as defined by the Internal Revenue Service.
(2)	The amount constitutes a “Return of Capital”, as defined by the Internal Revenue Service.

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

Construction revenues are recognized from our contracts with certain customers to perform construction and design services (“project development services”) for various facilities. In these instances, we act as the primary developer and subcontract with bonded National and/or Regional Design Build Contractors. These construction revenues are recognized as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to the estimated total cost for each contract. Provisions for estimated losses on uncompleted contracts and changes to cost estimates are made in the period in which we determine that such losses and changes are probable. Typically, we enter into fixed price contracts and do not perform additional work unless approved change orders are in place. Costs attributable to unapproved change orders are expensed in the period in which the costs are incurred if we believe that it is not probable that the costs will be recovered through a change in the contract price. If we believe that it is probable that the costs will be recovered through a change in the contract price, costs related to unapproved change orders are expensed in the period in which they are incurred, and contract revenue is recognized to the extent of the costs incurred. Revenue in excess of the costs attributable to unapproved change orders is not recognized until the change order is approved. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. For the years ended December 31, 2016, 2015 and 2014, there have been no changes in job performance, job conditions and estimated profitability that would require a revision to the estimated costs and income related to project development services. As the primary contractor, we are exposed to the various risks associated with construction, including the risk of cost overruns. Accordingly, we record our construction revenue on a gross basis and include the related cost of construction activities in Operating Expenses.

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

We currently maintain a general liability policy and excess liability policies with total limits of $80.0 million per occurrence and $100 million in the aggregate covering the operations of U.S. Corrections & Detention, GEO Care’s community based services, GEO Care’s youth services and BI. We have a claims-made liability insurance program with a specific loss limit of $35.0 million per occurrence and in the aggregate related to medical professional liability claims arising out of correctional healthcare services. We are uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability and automobile liability.

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

Of the insurance policies discussed above, our most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves are undiscounted and were $51.6 million and $52.8 million as of December 31, 2016 and 2015, respectively and are included in accrued expenses in the accompanying balance sheets. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially adversely impacted.

Income Taxes

The consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities as a result of a change in tax rates is recognized as income in the period that includes the enactment date. Refer to Note 16- Income Taxes in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Effective January 1, 2013, as a REIT that is required to distribute at least 90% of its taxable income to shareholders, we do not expect to pay federal income taxes at the REIT level (including our qualified REIT subsidiaries), as the resulting dividends paid deduction will generally offset our taxable income. Since we do not expect to pay taxes on our REIT taxable income, we do not expect to be able to recognize such deferred tax assets and liabilities.

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

Additionally, we must use significant judgment in addressing uncertainties in the application of complex tax laws and regulations. If actual circumstances differ from our assumptions, adjustments to the carrying value of deferred tax assets or liabilities may be required, which may result in an adverse impact on the results of our operations and our effective tax rate. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. We have not made any significant changes to the way we account for our deferred tax assets and liabilities in any year presented in the consolidated financial statements except for the adoption of ASU 2015-17, “Income Taxes,” which requires that all deferred income tax assets and liabilities be classified as non-current in a classified statement of financial position. Based on our estimate of future earnings and our favorable earnings history, we currently expect full realization of the deferred tax assets net of any recorded valuation allowances. Furthermore, tax positions taken by us may not be fully sustained upon examination by the taxing authorities. In determining the adequacy of our provision (benefit) for income taxes, potential settlement outcomes resulting from income tax examinations are regularly assessed. As such, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be estimated with certainty.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 50 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the assessment indicates that assets will be used for a longer or shorter period than previously anticipated, the useful lives of the assets are revised, resulting in a change in estimate. We have not made any changes in estimates during the years ended December 31, 2016, 2015 and 2014. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of company-owned correctional and detention facilities. Cost for self-constructed correctional and detention facilities includes direct materials and labor, capitalized interest and certain other indirect costs associated with construction of the facility, such as property taxes, other indirect labor and related benefits and payroll taxes. The Company begins the capitalization of costs during the pre-construction phase, which is the period during which costs are incurred to evaluate the site, and continues until the facility is substantially complete and ready for occupancy. Labor costs capitalized for the years ended December 31, 2016, 2015 and 2014 were not significant. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.

Asset Impairments

The Company had property and equipment of $1.9 billion as of December 31, 2016 and 2015, including approximately 3,328 vacant beds at four idle facilities with a carrying value of $33.8 million which are being marketed to potential customers as of December 31, 2016, excluding equipment and other assets that can be easily transferred for use at other facilities.

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

We test idle facilities for impairment upon notification that the facilities will no longer be utilized by the customer. If a long-lived asset is part of a group that includes other assets, the unit of accounting for the long-lived asset is its group. Generally, we group assets by facility for the purpose of considering whether any impairment exists. The estimates of recoverability are based on projected undiscounted cash flows associated with actual marketing efforts where available or, in other instances, projected undiscounted cash flows that are comparable to historical cash flows from management contracts at similar facilities and sensitivity analyses that consider reductions to such cash flows. Our sensitivity analyses include adjustments to projected cash flows compared to the historical cash flows due to current business conditions which impact per diem rates as well as labor and other operating costs, changes related to facility mission due to changes in prospective clients, and changes in projected capacity and occupancy rates. We also factor in prolonged periods of vacancies as well as the time and costs required to ramp up facility population once a contract is obtained. We perform the impairment analyses on an annual basis for each of the idle facilities and update each quarter for market developments for the potential utilization of each of the facilities in order to identify events that may cause us to reconsider the most recent assumptions. Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than used in our most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact our ability to house certain types of inmates at such facility. Further, a substantial increase in the number of available beds at other facilities that we own, or in the marketplace, could lead to deterioration in market conditions and projected cash flows. Although they are not frequently received, an unsolicited offer to purchase any of our idle facilities, at amounts that are less than their carrying value could also cause us to reconsider the assumptions used in the most recent impairment analysis. We have identified marketing prospects to utilize each of the remaining currently idled facilities and do not see any catalysts that would result in a current impairment. However, we can provide no assurance that we will be able to secure management contracts to utilize our idle facilities, or that we will not incur impairment charges in the future. In all cases, the projected undiscounted cash flows in our analysis as of December 31, 2016 substantially exceeded the carrying amounts of each facility.

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements

The Company implemented the following accounting standards during the year ended December 31, 2016:

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-03, “Interest-Imputation of Interest,” which is intended to simplify the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability be presented as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance in this update does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the debt issuance costs ratable over the term of the line-of-credit agreement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. In accordance with ASU No. 2015-03, we have applied the new guidance on a retrospective basis. As a result, we have reclassified debt issuance costs of $36.9 million and $41.1 million from Other Non-Current Assets to a direct reduction of Long-Term Debt and Non-Recourse Debt in the accompanying consolidated balance sheets at December 31, 2016 and 2015, respectively. In accordance with the SEC guidance discussed above, we continue to present debt issuance costs related to our Revolver as an asset which is included in Other Non-Current Assets. The implementation of this standard during the year ended December 31, 2016 did not have a material impact on our financial position, results of operations or cash flows. Refer to Note 13 — Debt included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes,” which simplifies the presentation of deferred income taxes by requiring that all deferred income tax assets and liabilities be classified as non-current in a classified statement of financial position. ASU No. 2015-17 is effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods with earlier application permitted. We early adopted this standard during the year ended December 31, 2016 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset and net non-current deferred tax liability to the net non-current deferred tax asset in the accompanying consolidated balance sheet as of December 31, 2016. The prior reporting period was not retroactively adjusted. The implementation of this standard during the year ended December 31, 2016 did not have a material impact on our financial position, results of operations or cash flows.

The following accounting standards will be adopted in future periods:

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other,” which is intended to simplify the test for goodwill impairment. To simplify the subsequent measurement of goodwill, this update eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update are effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill tests performed on testing dates after January 1, 2017. The implementation of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations,”    which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update provides a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in this update are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The implementation of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows,” to address the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this update are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The implementation of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation - Interest Held through Related Parties that are Under Common Control,” which amends the current consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE, and therefore consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. The amendments in this update are effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The implementation of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory,” which requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Prior to this ASU, an entity was prohibited from recognizing the income tax consequences of an intra-entity asset transfer until the asset had been sold to an outside party. The amendments in ASU No. 2016-16 are effective for public companies for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The implementation of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718),” as a part of its simplification initiative. Key areas of the amendments in this standard are (i) all excess tax benefits from stock plan transactions should be recognized in the income statement as opposed to being recognized in additional paid-in capital; (ii) the tax withholding threshold for triggering liability accounting on a net settlement transaction has been increased from the minimum statutory rate to the maximum statutory rate; and (iii) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The amendments in ASU No. 2016-09 are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted. We cannot predict the impact of adopting this standard as it will be dependent upon several unknown factors including when employees exercise stock options and our stock price at settlement date. However, based on historical trends, we do not believe the adoption will have a material impact on our financial position, results of operations or cash flows.

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

In February 2016, FASB issued ASU 2016-02, “Leases,” which requires entities to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. For finance leases and operating leases, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term with each initially measured at the present value of the lease payments. The amendments in ASU 2016-02 are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We are currently assessing the impact that the adoption of ASU 2016-02 will have on our consolidated financial position or results of operations, but we expect that it will result in a significant increase in our long-term assets and liabilities given our significant number of leases as disclosed in Note 17 — Commitments and Contingencies included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall,” The main provisions of ASU No. 2016-01 applicable to public business entities are: (i) equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are required to be measured at fair value with changes in fair value recognized in net income; (ii) simplification of the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet in the accompanying notes to the financial statements; and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments resulting from ASU No. 2016-01 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The implementation of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued a new standard related to revenue recognition (ASU 2014-09, Revenue from Contracts with Customers.) Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The new standard is effective for us beginning on January 1, 2018. We are currently in the process of evaluating whether these standards would have a material impact on our financial position, results of operation or cash flows. However, upon our initial assessment, we believe that the timing of revenue recognition could potentially be affected as it relates to certain variable consideration arrangements with certain of our customers. However, at this time, we do not believe this would result in a material impact to our financial position, results of operations or cash flows. We have also initially determined that we will likely use the cumulative catch-up transition method to implement this standard, however, that election, as well as our analysis of any impacts related to variable consideration arrangements, may change once our final assessment is completed.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on the our results of operations or financial position.

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

2016 versus 2015

Revenues

	2016	% of Revenue	2015	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$1,375,277	63.1%	$1,240,440	67.3%	$134,837	10.9%
GEO Care	394,449	18.1%	340,918	18.5%	53,531	15.7%
International Services	157,363	7.2%	154,902	8.4%	2,461	1.6%
Facility Construction & Design	252,401	11.6%	107,047	5.8%	145,354	135.8%

Total	$2,179,490	100.0%	$1,843,307	100.0%	$336,183	18.2%

U.S. Corrections & Detention

Revenues increased in 2016 compared to 2015 primarily due to aggregate increases of $123.7 million resulting from a full year of operations related to: (i) the activation, intake of detainees and subsequent ramp up at our company-owned Great Plains correctional facility in June 2015; (ii) the activation and intake of inmates at our company-owned North Lake correctional facility in May 2015; (iii) the activation and intake of inmates at our company-owned Mesa Verde facility in March 2015; (iv) the acquisition of the LCS Facilities in February 2015; (v) the activation of an expansion to our Karnes Residential Center in Texas in December 2015; and (vi) our assumption of the management of the 3,400-bed Arizona State Prison facility in Kingman, Arizona in December 2015. We also experienced aggregate increases in revenues of $35.4 million at certain of our facilities primarily due to net increases in population, transportation services and/or rates. These increases were partially offset by a decrease of $24.3 million primarily due to contract terminations.

The number of compensated mandays in U.S. Corrections & Detention facilities was 22.0 million in 2016 as compared to 20.3 million in 2015. We experienced an aggregate net increase of approximately 1.7 million mandays as a result of our new contracts discussed above and also as a result of population increases at certain facilities. These increases were partially offset by decreases resulting from contract terminations. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Detention & Corrections facilities was 93.4% and 91.5% of capacity in 2016 and 2015, respectively, excluding idle facilities.

GEO Care

Revenues increased for GEO Care by $53.5 million in 2016 compared to 2015 primarily due to increases in average client and participant counts under our electronic monitoring contracts and ISAP program. We also experienced increases from new contracts and program growth at our community based and reentry centers, including our new contract for community-based case management services under a new pilot program launched in September 2015 by the Department of Homeland Security.

International Services

Revenues for International Services in 2016 compared to 2015 increased by $2.5 million. Contributing to the increase was an aggregate increase of $6.9 million primarily related to population increases at our Australian subsidiary. This increase was partially offset by foreign exchange rate fluctuations of $(4.4) million resulting from the strengthening of the U.S. dollar against certain international currencies.

Facility Construction & Design

The increase in revenues for our Facility Construction & Design services is due to increased construction activity for our new Ravenhall Prison Contract, which was executed in September 2014, with the Department of Justice in the State of Victoria, Australia. Refer to Note 7—Contract Receivable of the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Operating Expenses

	2016	% of Segment Revenues	2015	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$1,005,045	73.1%	$888,009	71.6%	$117,036	13.2%
GEO Care	243,982	61.9%	224,530	65.9%	19,452	8.7%
International Services	149,479	95.0%	144,548	93.3%	4,931	3.4%
Facility Design & Construction	251,775	99.8%	106,695	99.7%	145,080	136.0%

Total	$1,650,281	75.7%	$1,363,782	74.0%	$286,499	21.0%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and GEO Care facilities and expenses incurred in our Facility Construction & Design segment.

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention reflects an increase of $94.3 million primarily due to a full year of operations related to: (i) the activation and intake of detainees and subsequent ramp up at our company-owned Great Plains correctional facility in June 2015; (ii) the activation and intake of inmates at our company-owned North Lake correctional facility in May 2015; (iii) the activation and intake of inmates at our company-owned Mesa Verde facility in March 2015; (iv) the acquisition of the LCS Facilities in February 2015; (v) the activation of an expansion to our Karnes Residential Center in Texas in December 2015; and (i) our assumption of the management of the 3,400-bed Arizona State Prison facility in Kingman, Arizona in December 2015. The timing of these activations and the corresponding variable expenses resulted in an increase in our operating expenses as a percentage of segment revenue in 2016. We also experienced increases of $42.4 million at certain of our facilities primarily attributable to expenditures related to the expansion of the delivery of offender rehabilitation services under our GEO Continuum of Care platform, net population increases, increased transportation services and the variable costs associated with those increases. These increases were partially offset by a decrease of $19.7 million primarily related to contract terminations.

GEO Care

Operating expenses for GEO Care increased by $19.5 million during 2016 from 2015 primarily due to increases in average client and participant counts under our electronic monitoring contracts and ISAP program. We also experienced increases from new contracts and program growth at our community based and reentry centers, including our new contract for community-based case management services under a new pilot program launched in September 2015 by the Department of Homeland Security. Certain of our new contract and program growth did not experience a corresponding increase in variable costs which led to a decrease in operating expenses as a percentage of revenues.

International Services

Operating expenses for International Services in 2016 compared to 2015 increased by $4.9 million. Contributing to the increase was an aggregate increase of $9.9 million primarily attributable to population increases at our Australian and South African subsidiaries. This increase was partially offset by foreign exchange rate fluctuations of $(5.0) million resulting from the strengthening of the U.S. dollar against certain international currencies.

Facility Construction & Design

The increase in operating expense for our Facility Construction & Design services is due to increased construction activity for our new Ravenhall Prison Contract, which was executed in September 2014, with the Department of Justice in the State of Victoria, Australia. Refer to Note 7—Contract Receivable of the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Depreciation and Amortization

	2016	% of Segment Revenue	2015	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$74,154	5.4%	$70,486	5.7%	$3,668	5.2%
GEO Care	38,687	9.8%	33,582	9.9%	5,105	15.2%
International Services	2,075	1.3%	2,688	1.7%	(613)	(22.8)%

Total	$114,916	5.3%	$106,756	5.8%	$8,160	7.6%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense increased by $3.7 million in 2016 compared to 2015 primarily due to renovations made at several of our facilities.

GEO Care

GEO Care depreciation and amortization increased in 2016 compared to 2015 primarily due to renovations made at several of our locations.

International Services

Depreciation and amortization expense decreased in 2016 compared to 2015 as there were no significant additions or renovations during 2016 or 2015 at our international subsidiaries and certain assets became fully depreciated.

Other Unallocated Operating Expenses

	2016	% of Revenue	2015	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$148,709	6.8%	$137,040	7.4%	$11,669	8.5%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. The increase in general and administrative expenses in 2016 compared to 2015 was primarily attributable to increases related to normal personnel and compensation and benefit adjustments of $8.1 million and professional, consulting, business development and other administrative fees of $3.5 million in the aggregate.

Non Operating Income and Expense

Interest Income and Interest Expense

	2016	% of Revenue	2015	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$28,496	1.3%	$11,578	0.6%	$16,918	146.1%
Interest Expense	$128,718	5.9%	$106,136	5.8%	$22,582	21.3%

Interest income increased in 2016 compared to 2015 primarily due to interest income earned on our contract receivable related to our prison project in Ravenhall, Australia.    Refer to Note 7 — Contract Receivable included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Interest expense increased in 2016 compared to 2015 primarily due to the construction loan interest related to our prison project in Ravenhall, Australia as well as additional Revolver interest incurred in connection with our acquisition of the LCS Facilities. Refer to Note 13 — Debt included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Loss on Extinguishment of Debt

	2016	% of Revenue	2015	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$15,885	0.7%	$—	—%	$15,885	100.0%

During 2016, we completed a tender offer and redemption of our 6.625% Senior Notes which resulted in a loss of $15.9 million related to the tender premium and deferred costs associated with the 6.625% Senior Notes. Refer to Note 13 — Debt of the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Provision for Income Taxes

	2016	Effective Rate	2015	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$7,904	5.3%	$7,389	5.2%	$515	7.0%

The provision for income taxes during 2016 increased slightly compared to 2015 along with the effective tax rate. In both 2015 and 2016 our actual effective tax rate was lower than our estimated tax rate due to non-recurring items and the composition of income earned by our REIT and our taxable REIT subsidiaries. In 2016, we discovered certain immaterial errors in prior periods related to the calculation of deferred tax assets and liabilities. In accordance with ASC Topic 250-10-S99-2, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we recorded an aggregate adjustment of approximately $2.7 million reducing the provision for income taxes in 2016. This adjustment to our financial statements is immaterial both as it relates to the current period as well as each of the prior periods affected. In evaluating materiality and determining the appropriateness of applying ASC Topic 250-10-S99-2 to these errors, we considered materiality both qualitatively and quantitatively as prescribed by ASC Topic 250-10-S99-1, “Assessing Materiality.” As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. Our wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be in the range of approximately 8% to 9% exclusive of any non-recurring items.

Equity in Earnings of Affiliates

	2016	% of Revenue	2015	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$6,925	0.3%	$5,533	0.3%	$1,392	25.2%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates during 2016 compared to 2015 increased primarily as a result of favorable performance by GEOAmey during the periods.

2015 versus 2014

Revenues

	2015	% of Revenue	2014	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$1,240,440	67.3%	$1,108,397	65.5%	$132,043	11.9%
GEO Care	340,918	18.5%	329,253	19.5%	11,665	3.5%
International Services	154,902	8.4%	197,992	11.7%	(43,090)	(21.8)%
Facility Construction & Design	107,047	5.8%	55,978	3.3%	51,069	—%

Total	$1,843,307	100.0%	$1,691,620	100.0%	$151,687	9.0%

U.S. Corrections & Detention

Revenues increased in 2015 compared to 2014 primarily due to aggregate increases of $103.7 million resulting from: (i) the activation and intake of detainees at our Alexandria Staging facility in November 2014; (ii) the activation and intake of inmates at our McFarland Female Community Reentry facility in January 2015; (iii) the activation and intake of inmates at our company-owned Mesa Verde facility in March 2015; (iv) our assumption of the management of the 3,400-bed Arizona State Prison-Kingman in Kingman, Arizona on December 1, 2015; (v) the activation of our North Lake Correctional Facility in June 2015; and (vi) the acquisition of the LCS Facilities in February 2015. We also experienced aggregate increases in revenues of $32.3 million at certain of our facilities primarily due to net increases in population, transportation services and/or rates. These increases were partially offset by an aggregate decrease of $4.0 million primarily due to contract terminations.

The number of compensated mandays in U.S. Corrections & Detention facilities was 20.3 million in 2015 as compared to 18.7 million in 2014. We experienced an aggregate net increase of approximately 1.6 million mandays as a result of our new contracts discussed above and also as a result of population increases at certain facilities. These increases were partially offset by decreases resulting from contract terminations. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Detention & Corrections facilities was 91.5% and 96.3% of capacity in 2015 and 2014, respectively, excluding idle facilities. Average occupancy declined to 91.5% from 96.3% and was driven primarily by our acquisition and integration of eight correctional and detention LCS Facilities totaling more than 6,500 beds in February 2015. As we have previously disclosed, the LCS Facilities have been historically underutilized.

GEO Care

The increase in revenues for GEO Care in 2015 compared to 2014 is primarily attributable to our acquisition of Soberlink, ISAP growth and new programs and program growth at our community based and reentry centers.

International Services

Revenues for International Services in 2015 compared to 2014 decreased by $43.1 million. Contributing to the decrease was the result of (i) foreign exchange rate fluctuations of $(29.8) million resulting from the strengthening of the U.S. dollar against certain international currencies; and (ii) a decrease of $16.5 million in our United Kingdom subsidiary primarily due to the winding down of our Harmondworth management contract. These decreases were partially offset by an aggregate increase of $3.2 million primarily related to population increases at our Australian and South African subsidiaries.

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

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention reflects an increase of $71.4 million due to (i) the activation and intake of detainees at our Alexandria Staging facility in November 2014; (ii) the activation and intake of inmates at our McFarland Female Community Reentry facility in January 2015; (iii) the activation and intake of inmates at our company-owned Mesa Verde facility in March 2015; (iv) our assumption of the management of the 3,400-bed Arizona State Prison-Kingman in Kingman, Arizona on December 1, 2015;

(v) the activation of our North Lake Correctional Facility in June 2015; and (vi) the acquisition of the LCS Facilities in February 2015. We also experienced operating expense increases of $37.7 million at certain of our facilities primarily attributable to expenditures related to the expansion of the delivery of offender rehabilitation services under our GEO Continuum of Care platform, net population increases, increased transportation services and the variable costs associated with those increases. These increases were partially offset by an aggregate decrease of $2.8 million primarily related to contract terminations.

GEO Care

Operating expenses for GEO Care increased by $5.2 million during 2015 from 2014 primarily due to our acquisition of Soberlink, ISAP growth and new programs and program growth at our community based and reentry centers.

International Services

Operating expenses for International Services in 2015 compared to 2014 decreased by $44.6 million. Contributing to the decrease was (i) the result of foreign exchange rate fluctuations of $(27.5) million resulting from the strengthening of the U.S. dollar against certain international currencies; and (ii) a decrease of $18.3 million in our United Kingdom subsidiary primarily due to the winding down of our Harmondworth management contract. These decreases were partially offset by an aggregate increase of $0.8 million primarily attributable to our South African subsidiary related to increases in labor costs.

Facility Construction & Design

The increase in operating expenses for our Facility Construction & Design services is due to the commencement of design and construction activity for our new Ravenhall Prison Contract executed in September 2014 with the Department of Justice in the State of Victoria, Australia. Refer to Note 7—Contract Receivable of the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Interest income increased in 2015 primarily due to additional interest earned on our long-term contract receivable of $8.2 million in connection with the Ravenhall prison project. This increase was partially offset by lower cash balances at our international subsidiaries. Refer to Note 7-Contract Receivable of the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Interest expense increased in 2015 compared to 2014 primarily due to: (i) additional interest of $10.6 million on our $250 million 5.875% Senior Notes due 2024 which were issued in September 2014; (ii) additional Revolver interest incurred in connection with our acquisition of the LCS Facilities in February 2015 of $6.8 million; (iii) additional interest incurred of $1.2 million related to our acquisition of Soberlink in May 2015; and (iv) additional construction loan interest of $6.3 million related to our prison project in Ravenhall, Australia. These increases were partially offset by: (i) a decrease of $4.4 million as a portion of the proceeds from our $250 million 5.875% Senior Notes due 2024 were used to pay down our Revolver; and (ii) a decrease of $2.5 million as a result of the payoff of our non-recourse debt related to our Northwest Detention Center in October 2014. Refer to Note 13 — Debt of the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

In connection with GEOAmey, our joint venture in the United Kingdom, we and our joint venture partner have each provided a line of credit of £12 million, or $14.8 million, based on exchange rates as of December 31, 2016, for GEOAmey’s operations.

As of December 31, 2016, we were developing a number of projects that we estimate will cost approximately $112.6 million, of which $15.2 million was spent through December 31, 2016. We estimate our remaining capital requirements to be approximately $97.4 million. Domestic projects included in these amounts are expected to be completed in 2017. Included in these commitments is a contractual commitment to provide a capital contribution towards the design and construction of a prison project in Ravenhall, a locality near Melbourne, Australia, in the amount of AUD 115 million, or $82.9 million, based on exchange rates at December 31, 2016. This capital contribution was made in January 2017.

Liquidity and Capital Resources

Amended Credit Agreement

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

The Amendment amends certain terms of the Existing Credit Agreement to effect a revolving credit increase in the amount of $200 million, increases to the total leverage thresholds used in the determination of the applicable interest rates, and certain other modifications (the Existing Credit Agreement as so modified, the “Amended Credit Agreement”).

The Amendment provides that each lender (including each Increasing Lender and each Assuming Lender as defined in the Amended Credit Agreement) that executed a lender addendum as a revolving credit lender agrees to provide a revolving credit commitment, inclusive of letters of credit issued thereunder, to the Borrowers at the Amendment Effective Time in an aggregate principal amount equal to $900 million (the“Revolving Credit Commitment”) on the terms set forth in the Amended Credit Agreement. In addition, the Amendment increases the principal amount of letters of credit that may be issued under the Revolving Credit Commitment from $175 million to $300 million.

The Amendment further provides that each Revolving Credit Lender (including each applicable Increasing Lender and each Assuming Lender) that executed a lender addendum as a multicurrency subfacility lender agrees to provide a multicurrency subfacility commitment to the Borrowers and the Australian Borrowers at the Amendment Effective Time in an aggregate principal amount equal to $100 million (the “Multicurrency Subfacility Commitment”) on the terms set forth in the Amended Credit Agreement. The aggregate amount of loans and letters of credit that may be issued under the Revolving Credit Commitment and the Multicurrency Subfacility Commitment may not exceed $900 million.

Giving effect to the Amendment, the Amended Credit Agreement currently evidences a Credit Facility (the “Credit Facility”) consisting of a $291 million Term Loan (the “Term Loan”) bearing interest at LIBOR plus 2.50% (with a LIBOR floor of .75%), and a $900 million revolving credit facility (the “Revolver”) initially bearing interest at LIBOR plus 2.25% (with a LIBOR floor of 0.00%) together with AUD 225 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars (the “Australian LC Facility”). The Amended Credit Agreement also includes a $100 million Multicurrency Subfacility Commitment that is part of the Revolver and a $300 million letter of credit subfacility that is part of the Revolver. The Amended Credit Agreement also has an accordion feature of $450 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions. The Term Loan Maturity Date under the Amended Credit Agreement did not change from the Existing Credit Agreement and is April 3, 2020. The Amendment amended the termination date for the Revolving Credit Commitment component to May 19, 2021; provided, that if on October 3, 2019 both the maturity dates of all Term Loans and Incremental Term Loans have not been extended to November 19, 2021 or a later date, and the senior secured leverage ratio exceeds 2.50 to 1.00, then the termination date of the Revolving Credit Commitments will be October 3, 2019. The Amendment amended the maturity date for the performance letter of credit component of the Australian LC Facility to October 1, 2016, and the maturity date for the financial letter of credit component of the Australian LC Facility to February 15, 2017. On September 9, 2016, the performance letter of credit component of the Australian LC Facility was reduced by AUD 110 million after we executed a Letter of Offer by and among GEO and HSBC Bank Australia Limited (the “Letter of Offer”) providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of AUD 100 million as further discussed below. In January 2017, the remaining Australian LC Facility of AUD 115 million was used to fund our capital contribution towards the design and construction of a prison project in Ravenhall, a locality near Melbourne, Australia. Refer to Note 7-Contract Receivable of the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. On January 31, 2017 the Australian LC Facility related to the financial letters of credit was reduced to zero .

The Amended Credit Agreement contains certain customary representations and warranties, and certain customary covenants that restrict our ability to, among other things (i) create, incur or assume any indebtedness, (ii) create, incur, assume or permit liens, (iii) make loans and investments, (iv) engage in mergers, acquisitions and asset sales, (v) make certain restricted payments, (vi) issue, sell or otherwise dispose of capital stock, (vii) engage in transactions with affiliates, (viii) allow the total leverage ratio to exceed 6.25 to 1.00, allow the senior secured leverage ratio to exceed 3.50 to 1.00, or allow the interest coverage ratio to be less than 3.00 to 1.00, (ix) cancel, forgive, make any voluntary or optional payment or prepayment on, or redeem or acquire for value any senior notes, except as permitted, (x) allow the Australian Trustee to resign or retire as trustee of the Australian Trust or cause or permit any other person to become an additional trustee of the Australian Trust or take, or omit to take any action, which might or would result in the retirement, removal or replacement of the Australian Trustee as trustee of the Australian Trust, except as permitted, (xi) alter the business we conduct, and (xii) materially impair our lenders’ security interests in the collateral for its loans.

Events of default under the Amended Credit Agreement include, but are not limited to, (i) our or any Australian Borrower’s failure to pay principal or interest when due, (ii) our material breach of any representation or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) certain material environmental liability claims which have been asserted against us, (viii) unless the Australian Borrower Resignation Date (as defined in the Amended Credit Agreement) has occurred, certain events involving the Australian Trustee or the Australian Trust occur including the Australian Trustee ceases to be the trustee of the Australian Trust or the Australian Trust is terminated, and (ix) a change in control.

All of the obligations under the Amended Credit Agreement are unconditionally guaranteed by certain domestic subsidiaries of ours and the Amended Credit Agreement and the related guarantees are secured by a perfected first-priority pledge of substantially all of our present and future tangible and intangible domestic assets and all present and future tangible and intangible domestic assets of each guarantor, including but not limited to a first-priority pledge of all of the outstanding capital stock owned by us and each guarantor in their domestic subsidiaries.

The Australian Borrowers are wholly owned foreign subsidiaries of ours, and became party to the Amended Credit Agreement by executing the Amendment. Pursuant to the Amendment, we designated each of the Australian Borrowers as restricted subsidiaries under the Amended Credit Agreement. However, the Australian Borrowers are not obligated to pay or perform any obligations under the Amended Credit Agreement other than their own obligations as Australian Borrowers under the Amended Credit Agreement. The Australian Borrowers do not pledge any of their assets to secure any obligations under the Amended Credit Agreement.

On August 18, 2016, we executed a Letter of Offer by and among us and HSBC Bank Australia Limited (the “Letter of Offer”) providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of AUD 100 million, or $72.1 million, based on exchange rates in effect as of December 31, 2016 (collectively, the “Bank Guarantee Facility”). The Bank Guarantee Facility allows us to provide letters of credit to assure performance of certain obligations of our wholly owned subsidiary relating to our prison project in Ravenhall, located near Melbourne, Australia and replaced the performance letter of credit discussed above which was previously included in the Amended Credit Agreement. The Bank Guarantee Facility is unsecured. The issuance of letters of credit under the Bank Guarantee Facility is subject to the satisfaction of the conditions precedent specified in the Letter of Offer. Letters of credit issued under the bank guarantee lines are due on demand and letters of credit issued under the bank guarantee/standby sub-facility cannot have a duration exceeding twelve months. The Bank Guarantee Facility may be terminated by HSBC on 90 days written notice. As of December 31, 2016, there was AUD 100 million in letters of credit issued under the Bank Guarantee Facility.

As of December 31, 2016, we had $289.5 million in aggregate borrowings outstanding, net of discount, under the Term Loan and $515.0 million in borrowings under the Revolver, and approximately $53.6 million in letters of credit which left $331.4 million in additional borrowing capacity under the Revolver. In addition, we have the ability to increase the Senior Credit Facility by an additional $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions thereunder. Refer to Note 13 — Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

6.00% Senior Notes due 2026

On April 18, 2016, we completed an offering of $350 million aggregate principal amount of 6.00% senior notes due 2026. The 6.00% Senior Notes were offered and sold in a registered offering pursuant to an underwriting agreement, dated as of April 11, 2016 (the “Underwriting Agreement”) among us, certain of our domestic subsidiaries, as guarantors and Wells Fargo Securities, LLC, as representative for the underwriters named therein. The 6.00% Senior Notes were issued by us pursuant to the Indenture, dated as of September 25, 2014 (the “Base Indenture”), by and between us and Wells Fargo Bank, National Association, as trustee, as supplemented by a Second Supplemental Indenture, dated as of April 18, 2016 (the “Second Supplemental Indenture” and together with the Base Indenture, the “Indenture”), by and among us, the guarantors and the trustee which governs the terms of the 6.00% Senior Notes. The sale of the 6.00% Senior Notes was registered under our existing shelf registration statement on Form S-3 filed on September 12, 2014, as amended (File No. 333-198729). The 6.00% Senior Notes were issued at a coupon rate and yield to maturity of 6.00%. Interest on the 6.00% Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2016. The 6.00% Senior Notes mature on April 15, 2026. We used the net proceeds to fund the tender offer and the redemption of all of its 6.625% Senior Notes (see discussion below), to pay all related fees, costs and expenses and for general corporate purposes including repaying borrowings under the our Revolver. Loan costs of approximately $6 million were incurred and capitalized in connection with the offering. Refer to Note 13 — Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

6.625% Senior Notes due 2021

On February 10, 2011, we completed a private offering of $300 million in aggregate principal amount of its 6.625% Senior Notes. Interest on the 6.625% Senior Notes accrued at the stated rate. We paid interest semi-annually in arrears on February 15 and August 15 of each year.

On April 11, 2016, we announced that we had commenced a cash tender offer for any and all of our $300 million aggregate principal amount of its 6.625% Senior Notes due 2021. On April 18, 2016, we completed the purchase of $231 million in aggregate principal amount of its 6.625% Senior Notes validly tendered in connection with our tender offer on or prior to the expiration time. On May 20, 2016, we completed the redemption of the remaining 6.625% Senior Notes in connection with the terms of the notice of redemption delivered to the note holders on April 20, 2016 pursuant to the terms of the indenture governing the 6.625% Senior Notes. We financed the purchase of the 6.625% Senior Notes under the tender offer with part of the net cash proceeds from the 6.00% Senior Notes (see discussion above). As a result of the tender offer and redemption, we incurred a $15.9 million loss on extinguishment of debt related to the tender premium and deferred costs associated with the 6.625% Senior Notes. Refer to Note 13 — Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

5.875% Senior Notes due 2024

On September 25, 2014, we completed an offering of $250.0 million aggregate principal amount of senior unsecured notes. The notes will mature on October 15, 2024 and have a coupon rate and yield to maturity of 5.875%. Interest is payable semi-annually in cash in arrears on April 15 and October 15, which commenced on April 15, 2015. The 5.875% Senior Notes due 2024 are guaranteed on a senior unsecured basis by all our restricted subsidiaries that guarantee obligations. The 5.875% Senior Notes due 2024 rank equally in right of payment with any unsecured, unsubordinated indebtedness of the Company and the guarantors, including our 5.875% Senior Notes due 2022, the 5.125% senior notes due 2023, and the guarantors’ guarantees thereof, senior in right of payment to any future indebtedness of ours and the guarantors that is expressly subordinated to the 5.875% Senior Notes due 2024 and the guarantees, effectively junior to any secured indebtedness of ours and the guarantors, including indebtedness under our senior credit facility, to the extent of the value of the assets securing such indebtedness, and structurally junior to all obligations of our subsidiaries that are not guarantors. The sale of the 5.875% Senior Notes due 2024 was registered under our automatic shelf registration statement on Form S-3 filed on September 12, 2014. Refer to Note 13 — Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

5.875% Senior Notes due 2022

On October 3, 2013, we completed an offering of $250.0 million aggregate principal amount of 5.875% Senior Notes due 2022. The 5.875% Senior Notes due 2022 will mature on January 15, 2022 and have a coupon rate and yield to maturity of 5.875%. Interest is payable semi-annually on January 15 and July 15 each year, which commenced on January 15, 2014. The proceeds received from the 5.875% Senior Notes due 2022 were used, together with cash on hand, to fund the repurchase, redemption or other discharge of our 7 3/4% Senior Notes and to pay related transaction fees and expenses. Refer to Note 13 — Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

5.125% Senior Notes

On March 19, 2013, we completed an offering of $300.0 million aggregate principal amount of 5.125% Senior Notes. The 5.125% Senior Notes will mature on April 1, 2023 and have a coupon rate and yield to maturity of 5.125%. Interest is payable semi-annually on April 1 and October 1 each year, which commenced on October 1, 2013. A portion of the proceeds received from the 5.125% Senior Notes were used on the date of the financing to repay the prior revolver credit draws outstanding under the prior senior credit facility. Refer to Note 13 — Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

We are also considering opportunities for future business and/or asset acquisitions. If we are successful in our pursuit of these new projects, our cash on hand, cash flows from operations and borrowings under the existing Senior Credit Facility may not provide sufficient liquidity to meet our capital needs through 2017 and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the the indentures governing the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022, the 5.875% Senior Notes due 2024 and our Senior Credit Facility. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we expect to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

Prospectus Supplement

On May 8, 2013, we filed with the Securities and Exchange Commission a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $100 million through sales agents. Sales of shares of our common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. On July 18, 2014, we filed with the Securities and Exchange Commission a post-effective amendment to our shelf registration statement on Form S-3 (pursuant to which the prospectus supplement had been filed) as a result of our merger into GEO REIT effective June 27, 2014. During the year ended December 31, 2014, there were approximately 1.5 million shares of common stock sold under the prospectus supplement for net proceeds of $54.7 million. There were no shares of our common stock sold under the prospectus supplement during the years ended December 31, 2016 or 2015.

In September 2014, we filed with the Securities and Exchange Commission a new shelf registration statement on Form S-3. On November 10, 2014, in connection with the new shelf registration, we filed with the Securities and Exchange Commission a new prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $150 million through sales agents. Sales of shares of our common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of our common stock issued under this prospectus supplement during the years ended December 31, 2016, 2015 or 2014.

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

We plan to fund all of our capital needs, including distributions of our REIT taxable income in order to maintain our REIT qualification, and capital expenditures, from cash on hand, cash from operations, borrowings under our Senior Credit Facility and any other financings which our management and Board of Directors, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under the $900.0 million Revolver. Our management believes that cash on hand, cash flows from operations and availability under our Senior Credit Facility will be adequate to support our capital requirements for 2017 and 2018 as disclosed under “Capital Requirements” above.

Non-Recourse Debt

Northwest Detention Center

On December 9, 2011, the Washington Economic Development Finance Authority issued $54.4 million of its Washington Economic Development Finance Authority Taxable Economic Development Revenue Bonds, series 2011 (“2011 Revenue Bonds”). The payment of principal and interest on the bonds is non-recourse to us. None of the bonds nor CSC’s obligations under the loan are our obligations nor are they guaranteed by us.

As of December 31, 2016, the remaining balance of the debt service requirement related to the 2011 Revenue Bonds is $36.7 million, of which $6.7 million is classified as current in the accompanying balance sheet. As of December 31, 2016, included in restricted cash and investments is $5.9 million (all current) of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves which had not been released to us as of December 31, 2016. Refer to Note 13-Debt in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Australia — Fulham

Our wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to us and total $2.6 million (AUD 3.6 million) and $9.0 million (AUD 12.4 million) at December 31, 2016 and December 31, 2015, respectively, based on exchange rates in effect as of December 31, 2016. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million along with interest earned on the account, which, at December 31, 2016, was $3.6 million (including interest) based on exchange rates in effect as of December 31, 2016. This amount is included in non-current restricted cash and the annual maturities of the future debt obligation are included in non-recourse debt.

Australia — Ravenhall

In connection with a new design and build prison project agreement with the State of Victoria, we entered into a Construction Facility with National Australia Bank Limited to provide debt financing for construction of the project. Refer to Note 7 — Contract Receivable in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The Construction Facility provides for non-recourse funding up to AUD 791 million, or $570.1 million, based on exchange rates as of December 31, 2016. Construction draws will be funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility is through October 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. After October 2019, the Construction Facility will be converted to a term loan with payments due quarterly beginning in 2019 through 2041. In accordance with the terms of the Construction Facility, upon completion and commercial acceptance of the prison, in accordance with prison contract, the State will make a lump sum payment of AUD 310 million, or $224.0 million, based on exchange rates as of December 31, 2016, which will be used to pay a portion of the outstanding principal. This payment by the State is expected to be made in December 2017. The remaining outstanding principal balance will be repaid over the term of the operating agreement. As of December 31, 2016, $451.6 million was outstanding under the Construction Facility. We also entered into interest rate swap and interest rate cap agreements related to our non-recourse debt in connection with the project. Refer to Note 8 — Derivative Financial Instruments in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Guarantees

The Company has entered into certain guarantees in connection in connection with the design, financing and construction of certain facilities as well as loan, working capital and other obligation guarantees for our subsidiaries in Australia, South Africa, Canada and our joint ventures. Refer to Note 13-Debt in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Executive Retirement Agreements

We have a non-qualified deferred compensation agreement with our Chief Executive Officer, who we refer to as our CEO. The current agreement, as amended, provides for a lump sum payment upon retirement, no sooner than age 55. As of December 31, 2016, our CEO had reached age 55 and was eligible to receive the payment upon retirement. If our CEO had retired as of December 31, 2016, we would have had to pay him $7.7 million. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity.

Off-Balance Sheet Arrangements

Except as discussed above, and in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we do not have any off balance sheet arrangements.

We are also exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. See Note 17 — Commitments and Contingencies in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Derivatives

One of our Australian subsidiaries is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. We have determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt, to be an effective cash flow hedge. Accordingly, we record the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. respectively, and is recorded as a component of other liabilities in the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the periods presented. We do not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss). Refer to Note 8-Derivative Instruments in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

In September 2014, one of our Australian subsidiaries entered into interest rate swap agreements to fix the interest rate on its variable rate non-recourse debt related to a prison project in Ravenhall, a locality near Melbourne, Australia to 3.3% during the design and construction phase and 4.2% during the project’s operating phase. The swaps’ notional amounts coincide with scheduled construction draw commitments throughout the project. At December 31, 2016, the swaps had a notional value of approximately AUD 716.0 million, or $516.0 million, based on exchange rates at December 31, 2016, related to the outstanding draws for the design and construction phase and approximately AUD 466.0 million, or $336.0 million, based on exchange rates at December 31, 2016, related to future construction draws. The total fair value of the swap liability as of December 31, 2016 was $18.7 million and is recorded as a component of Other Non-Current liabilities within the accompanying consolidated balance sheet. Refer to Note 7-Contract Receivable and Note 8-Derivative Instruments in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Additionally, upon completion and commercial acceptance of the prison project, the Department of Justice in the State in accordance with the prison contract, will make a lump sum payment of AUD 310.0 million, or $224.0 million, based on exchange rates at December 31, 2016, towards a portion of the outstanding balance which will be used to pay down the principal of the non-recourse debt. This payment is expected to be made by the State in December 2017. The Company’s Australian subsidiary also entered into interest rate cap agreements in September 2014 giving the Company the option to cap the interest rate on its variable non-recourse debt related to the project in the event that the completion of the prison project is delayed which could delay the State’s payment. These instruments do not meet the requirements for hedge accounting, and therefore, changes in fair value of the interest rate caps are recorded in earnings. Refer to Note 8-Derivative Instruments in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Contractual Obligations

The following is a table of certain of our contractual obligations, as of December 31, 2016, which requires us to make payments over the periods presented.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-Term Debt	$1,153,031	$436	$906	$341	$1,151,348
Term Loan	289,500	3,000	6,000	280,500	—
Revolver	515,000	—	—	515,000	—
Capital Lease Obligations (includes imputed interest)	10,907	1,934	3,870	3,870	1,233
Operating Lease Obligations	139,000	39,484	61,282	13,811	24,423
Non-Recourse Debt (including future construction draws) (c)	599,394	233,365	37,132	29,661	299,236
Estimated interest payments on debt (a)	1,020,743	140,969	246,558	212,349	420,867
Estimated funding of pension and other post retirement benefits	28,624	8,349	1,502	1,652	17,121
Estimated construction commitments	97,407	97,407	—	—	—
Estimated tax payments for uncertain tax positions (b)	1,182	—	1,182	—	—

Total	$3,854,788	$524,944	$358,432	$1,057,184	$1,914,228

(a)	Due to the uncertainties of future LIBOR rates, the variable interest payments on our Senior Credit Facility were calculated using an average LIBOR rate of 2.15% based on projected interest rates through 2022.
(b)	State income tax payments are reflected net of the federal income tax benefit.
(c)	Includes a contribution to be made by the State of Victoria in the amount of AUD 310 million, or $224.0, based on exchange rates in effect at December 31, 2016, upon completion of the Ravenhall prison project which will be used to make a principal payment. Refer to Note 7—Contract Receivable included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Cash Flow

Cash and cash equivalents as of December 31, 2016 was $68.0 million, compared to $59.6 million as of December 31, 2015 and was impacted by the following:

Cash (used in) provided by operating activities in 2016, 2015 and 2014 was $(28.0) million, $142.2 million, and $202.5 million, respectively. Cash used in operating activities in 2016 was positively impacted by non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, stock-based compensation expense and dividends received from our unconsolidated joint venture. Equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets increased in total by a net of $50.9 million, representing a negative impact on cash. The increase was primarily driven by new contract activations. The remaining change is due to the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $5.6 million which positively impacted cash. The increase was primarily due to new contract activations as well as the timing of payments. Additionally, cash used in operating activities from continuing operations in 2016 was negatively impacted by an increase in contract receivable of $280.6 million. This increase relates to costs incurred and estimated earnings in excess of billings related to the Ravenhall Project. Refer to Note 7—Contract Receivable included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The Contract Receivable is expected to grow as construction services are performed and will continue to have a negative impact on cash from operating activities until the balance is ultimately settled with the State. In accordance with the contract, the project will not be billed out until completion and commercial acceptance of the facility.

Cash provided by operating activities in 2015 was positively impacted by non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, stock-based compensation expense, exit charges related to non-core operating leases and dividends received from our unconsolidated joint venture.

Equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets increased in total by a net of $29.3 million, representing a negative impact on cash. The increase was primarily driven by our acquisition of LCS in 2015 as well as new contract activations. The remaining change is due to the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $21.9 million which positively impacted cash. The increase was primarily due our acquisition of LCS in 2015 as well as new contract activations. Additionally, cash provided by operating activities in 2015 was negatively impacted by an increase in contract receivable of $114.1 million. This increase relates to costs incurred and estimated earnings in excess of billings related to the Ravenhall Project. Refer to Note 7 — Contract Receivable included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The Contract Receivable is expected to grow as construction services are performed and will continue to have a negative impact on cash from operating activities until the balance is ultimately settled with the State. In accordance with the contract, the project will not be billed out until completion and commercial acceptance of the facility.

Cash provided by operating activities in 2014 was positively impacted by increases in net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, stock-based compensation expense and dividends received from our unconsolidated joint venture. Increases in equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by a net of $23.8 million, representing a positive impact on cash. The decrease was primarily driven by approximately $22.4 million of federal and state tax over payments that were included in other current assets at December 31, 2013 which were applied in 2014. The remaining change is due to the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $9.0 million which positively impacted cash. The increase was primarily due to a prepayment from the RTS divestiture of $6.5 million in connection with the termination of the services and license agreement as well as the timing of payments. Additionally, cash provided by operating activities in 2014 was negatively impacted by an increase in contract receivable of $73.3 million. This increase relates to costs incurred and estimated earnings in excess of billings related to the Ravenhall Project. Refer to Note 7 — Contract Receivable included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The Contract Receivable is expected to grow as construction services are performed and will continue to have a negative impact on cash from operating activities until the balance is ultimately settled with the State. In accordance with the contract, the project will not be billed out until completion and commercial acceptance of the facility.

Cash used in investing activities of $84.4 million in 2016 was primarily the result of capital expenditures of $81.6 million, offset by changes in restricted cash of $(9.6) million. Cash used in investing activities of $452.9 million in 2015 was primarily the result of capital expenditures of $117.6 million, offset by changes in restricted cash of $4.8 million. and our acquisitions of LCS and Soberlink of $307.4 and $24.4, respectively. Cash used in investing activities of $121.2 million in 2014 was primarily the result of capital expenditures of $114.2 million, offset by changes in restricted cash of $5.4 million.

Cash provided by financing activities in 2016 reflects payments of $934.0 million on long term debt offset by $1,012.9 million of proceeds from long term debt and $266.8 million of proceeds from non-recourse debt. We also paid cash dividends of $194.7 million and deferred debt costs of $21.1 million.

Cash provided by financing activities in 2015 reflects payments of $323.9 million on long term debt and non-recourse debt offset by $848.4 million of proceeds from long term debt and non-recourse debt, including $631.0 million of borrowings under our Revolver. We also paid cash dividends of $187.0 million and deferred debt costs of $7.1 million.

Cash used in financing activities in 2014 reflects payments of $696.7 million on long term debt and non-recourse debt offset by $741.9 million of proceeds from long term debt and non-recourse debt, including $674.0 million of borrowings under our Revolver. We also paid cash dividends of $170.2 million, deferred debt issuance costs of $26.4 million offset by an increase of $54.7 million for issuance of common stock under our prospectus supplement.

Inflation

We believe that inflation, in general, did not have a material effect on our results of operations during 2016, 2015 and 2014. While some of our contracts include provisions for inflationary indexing, inflation could have a substantial adverse effect on our results of operations in the future to the extent that wages and salaries, which represent our largest expense, increase at a faster rate than the per diem or fixed rates received by us for our management services.

Funds from Operations

Funds from Operations (“FFO”) is a widely accepted supplemental non-GAAP measure utilized to evaluate the operating performance of real estate companies. It is defined in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which defines FFO as net income (loss) attributable to common shareholders (computed in accordance with United States Generally Accepted Accounting Principles), excluding real estate related depreciation and amortization, excluding gains and losses from the cumulative effects of accounting changes, extraordinary items and sales of properties, and including adjustments for unconsolidated partnerships and joint ventures.

We also present Normalized Funds From Operations, or Normalized FFO, and Adjusted Funds from Operations, or AFFO, supplemental non-GAAP financial measures of real estate companies’ operating performances.

Normalized FFO is defined as FFO adjusted for certain items which by their nature are not comparable from period to period or that tend to obscure the Company’s actual operating performance, including for the periods presented M&A related expenses, net of tax and start-up expenses, net of tax, and loss on extinguishment of debt, net of tax and non-recurring tax benefits.

AFFO is defined as Normalized FFO adjusted by adding non-cash expenses such as non-real estate related depreciation and amortization, stock based compensation, the amortization of debt issuance costs, discount and/or premium and other non-cash interest, and by subtracting recurring consolidated maintenance capital expenditures.

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

Our reconciliation of net income to FFO, Normalized FFO and AFFO for the years ended December 31, 2016 and 2015, respectively, is as follows (in thousands):

	December 31, 2016	December 31, 2015
Funds From Operations
Net income attributable to The GEO Group, Inc.	$148,715	$139,438
Depreciation-real estate assets	61,179	57,758
Gain on sale of real estate assets, net of tax	(952)	—

NAREIT Defined FFO	208,942	197,196

Non-recurring tax benefits	(2,031)	—
Start-up expenses, net of tax	1,190	4,831
Loss on extinguishment of debt, net of tax	15,885	2,232

Normalized Funds from Operations	$223,986	$204,259

Depreciation-non-real estate assets	53,737	48,998
Consolidated maintenance capital expenditures	(23,419)	(23,551)
Stock-based compensation expenses	12,773	11,709
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	12,121	6,963

Adjusted Funds from Operations	$279,198	$248,378

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

Revenue

We continue to be encouraged by the current landscape of growth opportunities; however any positive trends may, to some extent, be adversely impacted by government budgetary constraints or any changes to the government’s willingness to maintain or grow public-private partnerships in the future. While state finances overall are stable, future budgetary pressures may cause state correctional agencies to pursue a number of cost savings initiatives which may include reductions in per diem rates and/or the scope of services provided by private operators. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Additionally, if state budgetary constraints, as discussed above, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, contract modifications, contract terminations, contract non-renewals, contract re-bids, and changes in policies or directives. For example, in August 2016, the DOJ issued a memorandum directed to the BOP which stated that the BOP should either decline to renew or substantially reduce the scope of contract renewals in a manner consistent with law and the overall decline of the BOP’s inmate population. Additionally, and in light of the DOJ announcement in August, the Department of Homeland Security, or DHS, instructed the Homeland Security Advisory Council, or HSAC, to review ICE’s current policy and practices relating to its use of private immigration detention operations and evaluate whether ICE should move in the same direction as the BOP and the impact of any other potential changes to the willingness to maintain or grow public-private partnerships on the part of other government agencies. In December 2016, an HSAC Subcommittee completed its review and issued its Report of the Subcommittee on Privatized Immigration Detention Facilities. In its report, the HSAC Subcommittee stated that fiscal considerations, combined with the need for realistic capacity to handle sudden increases in detention, indicate that DHS’s use of private immigration detention will continue and that at least with regard to the capacity to respond to sudden surges in migration flows, contracts with private immigration detention contractors represent a better alternative. Additionally, the report concluded that federally owned and directed facilities are more expensive than other types of detention. The HSAC Subcommittee stated that ICE reports that the average cost of a day in a federally owned facility is $184.35 per person verses $144.23 in a privately-contracted detention facility. Furthermore, the HSAC Subcommittee estimated that one-time transition costs to federally owned facilities would exceed $1.3 billion and could be as much as $5-6 billion. On February 21, 2017, the DOJ issued a memorandum rescinding the August 2016 memorandum and reinstating the BOP’s use of public-private partnerships for federal correctional facilities.

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

Internationally, we are exploring a number of opportunities in our current markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk. In September 2014, we announced that a consortium led by us and comprised of The GEO Group Australia Pty. Ltd., John Holland Construction and Honeywell signed a contract with the Department of Justice in the State of Victoria for the development and operation of a 1,300-bed capacity prison in Ravenhall, Australia. The Ravenhall facility will be developed under a public-private partnership financing structure with a capital contribution from us of approximately AUD 115 million, or $82.9 million, based on exchange rates as of December 31, 2016, and we anticipate returns on investment consistent with our company-owned facilities.

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

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related cost represented approximately 50% of our operating expenses in 2016. Additional significant operating expenses include food, utilities and inmate medical costs. In 2016, operating expenses totaled approximately 76% of our consolidated revenues. Our operating expenses as a percentage of revenue in 2017 will be impacted by the opening of any new or existing facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2017, we will incur carrying costs for facilities that are currently vacant in 2016. As of December 31, 2016, our worldwide operations include the management and/or ownership of approximately 87,000 beds at 104 correctional, detention and community services facilities, including idle facilities and projects under development, and also included the provision of monitoring of approximately 174,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. In 2016, general and administrative expenses totaled approximately 7% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenue in 2017 to remain consistent or decrease as a result of cost savings initiatives. We expect business development costs to remain consistent as we pursue additional business development opportunities in all of our business lines. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

Idle Facilities

We are currently marketing approximately 3,300 vacant beds at four of our idle facilities to potential customers. The annual carrying cost of idle facilities in 2017 is estimated to be $12.7 million, including depreciation expense of $1.5 million. As of December 31, 2016, these facilities had a net book value of $35.2 million. We currently do not have any firm commitment or agreement in place to activate these facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. These idle facilities are included in the U.S. Corrections & Detention segment. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if all of these idle facilities were to be activated using our U.S. Corrections & Detention average per diem rate in 2016, (calculated as the U.S. Corrections & Detention revenue divided by the number of U.S. Corrections & Detention mandays) and based on the average occupancy rate in our U.S. Corrections & Detention facilities for 2016, we would expect to receive incremental revenue of approximately $70 million and an increase in earnings per share of approximately $.15 to $.20 per share based on our average U.S. Corrections and Detention operating margin.

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

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding as of December 31, 2016 under the Senior Credit Facility of $804.5 million, for every one percent increase in the interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by approximately $8.0 million.

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

Foreign Currency Exchange Rate Risk

We are exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. Dollar, the Australian Dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of December 31, 2016 with respect to our international operations, every 10 percent change in historical currency rates would have a $1.5 million effect on our financial position and a $0.5 million impact on our results of operations over the next fiscal year.

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

The consolidated financial statements have been audited by Grant Thornton LLP, independent registered public accountants, whose appointment by our Audit Committee was ratified by our shareholders. Their report, which is included in this Form 10-K expresses an opinion as to whether management’s consolidated financial statements present fairly in all material respects, the Company’s financial position, results of operations and cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. The effectiveness of our internal control over financial reporting as of December 31, 2016 has also been audited by Grant Thornton LLP, independent registered public accountants, as stated in their report which is included in this Form 10-K. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making its assessment of internal control over financial reporting, management used the criteria set forth in the Internal Control — Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (the “2013 Internal Control — Integrated Framework”).

The Company evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, its internal control over financial reporting as of December 31, 2016, based on the 2013 Internal Control — Integrated Framework. Based on this evaluation, the Company’s management concluded that as of December 31, 2016, its internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

The GEO Group, Inc.

We have audited the internal control over financial reporting of The GEO Group, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Miami, Florida

February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

The GEO Group, Inc.

We have audited the accompanying consolidated balance sheets of The GEO Group, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The GEO Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Miami, Florida

February 24, 2017

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(In thousands, except per share data)
Revenues	$2,179,490	$1,843,307	$1,691,620
Operating Expenses (excluding depreciation and amortization)	1,650,281	1,363,782	1,245,700
Depreciation and Amortization	114,916	106,756	96,171
General and Administrative Expenses	148,709	137,040	115,018

Operating Income	265,584	235,729	234,731
Interest Income	28,496	11,578	4,747
Interest Expense	(128,718)	(106,136)	(87,368)
Loss on Extinguishment of Debt	(15,885)	—	—

Income Before Income Taxes and Equity in Earnings of Affiliates	149,477	141,171	152,110
Provision for Income Taxes	7,904	7,389	14,093
Equity in Earnings of Affiliates, net of income tax provision of $2,341, $2,038 and $2,302	6,925	5,533	5,823

Net Income	148,498	139,315	143,840
Loss Attributable to Noncontrolling Interests	217	123	90

Net Income Attributable to The GEO Group, Inc.	$148,715	$139,438	$143,930

Weighted Average Common Shares Outstanding:
Basic	74,043	73,696	72,270

Diluted	74,323	73,995	72,547

Income per Common Share Attributable to The GEO Group, Inc.:
Basic:
Net income per share — basic	$2.01	$1.89	$1.99

Diluted:
Net income per share — diluted	$2.00	$1.88	$1.98

Dividends declared per share	$2.60	$2.51	$2.33

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPRENSIVE INCOME (LOSS)

Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(In thousands)
Net Income	$148,498	$139,315	$143,840
Foreign currency translation adjustments	482	(4,936)	(4,512)
Pension liability adjustment, net of income tax (provision) benefit of $114, $(867) and $1,621, respectively	(704)	1,276	(2,522)
Change in fair value of derivative instrument classified as cash flow hedge, net of income tax (provision) benefit of $(337), $213 and $2,926, respectively	1,820	(1,375)	(16,048)

Total other comprehensive income (loss), net of tax	1,598	(5,035)	(23,082)

Total comprehensive income	150,096	134,280	120,758
Comprehensive loss attributable to noncontrolling interests	198	215	140

Comprehensive income attributable to The GEO Group, Inc.	$150,294	$134,495	$120,898

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and December 31, 2015

	2016	2015
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$68,038	$59,638
Restricted cash and investments	17,133	8,489
Accounts receivable, less allowance for doubtful accounts of $3,664 and $3,088, respectively	356,255	314,097
Current deferred income tax assets	—	27,914
Contract receivable, current portion	224,033	—
Prepaid expenses and other current assets	32,210	28,208

Total current assets	697,669	438,346
Restricted Cash and Investments	20,848	20,236
Property and Equipment, Net	1,897,241	1,916,386
Non-Current Contract Receivable	219,783	174,141
Direct Finance Lease Receivable	—	1,826
Non-Current Deferred Income Tax Assets	30,039	7,399
Goodwill	615,433	615,438
Intangible Assets, Net	203,884	224,148
Other Non-Current Assets	64,512	64,307

Total Assets	$3,749,409	$3,462,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$79,637	$77,523
Accrued payroll and related taxes	55,260	48,477
Accrued expenses and other current liabilities	131,096	135,483
Current portion of capital lease obligations, long-term debt and non-recourse debt	238,065	17,141

Total current liabilities	504,058	278,624
Non-Current Deferred Income Tax Liabilities	—	11,471
Other Non-Current Liabilities	88,656	87,694
Capital Lease Obligations	7,431	8,693
Long-Term Debt	1,935,465	1,855,810
Non-Recourse Debt	238,842	213,098
Commitments and Contingencies (Note 17)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 75,031,696 and 74,642,859 issued and outstanding, respectively	750	747
Additional paid-in capital	892,368	879,599
Earnings in excess of distributions	112,763	158,796
Accumulated other comprehensive loss	(30,825)	(32,404)

Total shareholders’ equity attributable to The GEO Group, Inc.	975,056	1,006,738
Noncontrolling interests	(99)	99

Total shareholders’ equity	974,957	1,006,837

Total Liabilities and Shareholders’ Equity	$3,749,409	$3,462,227

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(In thousands)
Cash Flow from Operating Activities:
Net Income	$148,498	$139,315	$143,840
Net loss attributable to noncontrolling interests	217	123	90

Net income attributable to The GEO Group, Inc.	148,715	139,438	143,930
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash (used in) provided by operating activities:
Depreciation and amortization expense	114,916	106,756	96,171
Deferred tax benefit	(5,963)	(2,374)	(10,355)
Amortization of debt issuance costs, discount and/or premium	12,121	6,963	5,332
Stock-based compensation	12,773	11,709	8,909
Loss on extinguishment of debt	15,885	—	—
Loss on derivative instrument	—		1,121
Provision for doubtful accounts	2,682	764	985
Exit charges related to non-core operating leases	—	4,550	—
Equity in earnings of affiliates, net of tax	(6,925)	(5,533)	(5,823)
Tax deficiency (benefit) related to equity compensation	1,626	(1,409)	(2,035)
Loss (gain) on sale/disposal of property and equipment	394	(466)	490
Dividends received from unconsolidated joint venture	1,611	3,244	4,274
Changes in assets and liabilities, net of acquisition:
Changes in accounts receivable, prepaid expenses and other assets	(50,946)	(29,311)	23,809
Changes in contract receivable	(280,562)	(114,086)	(73,289)
Changes in accounts payable, accrued expenses and other liabilities	5,645	21,912	9,022

Net cash (used in) provided by operating activities	(28,028)	142,157	202,541

Cash Flow from Investing Activities:
Acquisition of LCS, cash consideration	—	(307,404)	—
Acquisition of Protocol, cash consideration, net of cash acquired	—	—	(13,025)
Acquisition of SoberLink, cash consideration	—	(24,402)	—
Proceeds from sale of property and equipment	2,030	42	699
Insurance proceeds — damaged property	4,733	1,270	—
Change in restricted cash and investments	(9,558)	(4,805)	5,380
Capital expenditures	(81,565)	(117,581)	(114,224)

Net cash used in investing activities	(84,360)	(452,880)	(121,170)

Cash Flow from Financing Activities:
Payments on long-term debt	(934,006)	(311,985)	(678,099)
Proceeds from long term debt	1,012,945	724,798	654,000
Payments on non-recourse debt	(10,064)	(11,908)	(18,627)
Proceeds from non-recourse debt	266,835	123,560	87,896
Taxes paid related to net share settlements of equity awards	(2,336)	(2,786)	(1,844)
Debt issuance costs	(21,115)	(7,069)	(26,420)
Proceeds from stock options exercised	3,347	2,774	7,281
Income tax (deficiency) benefit related to equity compensation	(1,626)	1,409	2,035
Proceeds from issuance of common stock in connection with ESPP	436	441	387
Issuance of common stock under prospectus supplement	—	—	54,725
Dividends paid	(194,748)	(186,984)	(170,234)

Net cash provided by (used in) financing activities	119,668	332,250	(88,900)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,120	(3,226)	(3,259)

Net Increase (Decrease) in Cash and Cash Equivalents	8,400	18,301	(10,788)
Cash and Cash Equivalents, beginning of period	59,638	41,337	52,125

Cash and Cash Equivalents, end of period	$68,038	$59,638	$41,337

	2016	2015	2014
	(In thousands)
Supplemental Disclosures			—
Cash paid during the year for:			—
Income taxes	$23,063	$11,522	$7,976

Interest	$109,356	$97,652	$71,669

Non-cash investing and financing activities:
Capital expenditures in accounts payable and accrued expenses	$894	$5,939	$11,798

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2016, 2015 and 2014

	GEO Group Inc. Shareholders							Noncontrolling Interest	Total Shareholders’ Equity
	Common Stock		Additional Paid-In Capital	Earnings in Excess of Distributions	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Number of Shares	Amount				Number of Shares	Amount
	(In thousands)
Balance, January 1, 2014	72,082	$866	$848,018	$232,646	$(4,429)	14,580	$(53,579)	$454	$1,023,976

Proceeds from stock options exercised	386	4	7,277	—	—	—	—	—	7,281
Tax benefit related to equity compensation	—	—	2,035	—	—	—	—	—	2,035
Stock based compensation expense	—	—	8,909	—	—	—	—	—	8,909
Shares withheld for net settlements of share-based awards	(54)	—	(428)	—	—	43	(1,416)	—	(1,844)
Restricted stock granted	306	3	(3)	—	—	—	—	—	—
Purchase and retirement of common stock	—	(146)	(54,826)	—	—	(14,618)	54,972	—	—
Restricted stock canceled	(23)	—	—	—	—	—	—	—	—
Dividends — Paid	—	—	—	(170,234)	—	—	—	—	(170,234)
Issuance of common stock under prospectus supplement	1,483	15	54,710	—	—	—	—	—	54,725
Re-issuance of treasury shares (ESPP)	11	—	364	—	—	(5)	23	—	387
Net income (loss)	—	—	—	143,930	—	—	—	(90)	143,840
Other comprehensive loss	—	—	—	—	(23,032)	—	—	(50)	(23,082)

Balance, December 31, 2014	74,191	$742	$866,056	$206,342	$(27,461)	—	$—	$314	$1,045,993

Proceeds from stock options exercised	123	1	2,774	—	—	—	—	—	2,775
Tax benefit related to equity compensation	—	—	1,409	—	—	—	—	—	1,409
Stock based compensation expense	—	—	11,709	—	—	—	—	—	11,709
Shares withheld for net settlements of share-based awards	(72)	—	(2,786)	—	—	—	—	—	(2,786)
Restricted stock granted	423	4	(4)	—	—	—	—	—	—
Restricted stock canceled	(35)	—	—	—	—	—	—	—	—
Dividends Paid	—	—	—	(186,984)	—	—	—	—	(186,984)
Issuance of common stock (ESPP)	13	—	441	—	—	—	—	—	441
Net income (loss)	—	—	—	139,438	—	—	—	(123)	139,315
Other comprehensive loss	—	—	—	—	(4,943)	—	—	(92)	(5,035)

Balance, December 31, 2015	74,643	$747	$879,599	$158,796	$(32,404)	—	$—	$99	$1,006,837

Proceeds from stock options exercised	156	1	3,346	—	—	—	—	—	3,347
Tax deficiency related to equity compensation	—	—	(1,626)	—	—	—	—	—	(1,626)
Stock based compensation expense	—	—	12,773	—	—	—	—	—	12,773
Shares withheld for net settlements of share-based awards	(75)	(1)	(2,336)	—	—	—	—	—	(2,337)

	GEO Group Inc. Shareholders							Noncontrolling Interest	Total Shareholders’ Equity
	Common Stock		Additional Paid-In Capital	Earnings in Excess of Distributions	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Number of Shares	Amount				Number of Shares	Amount
	(In thousands)
Restricted stock granted	349	3	(3)	—	—		—	—	—
Restricted stock canceled	(56)	—	—	—	—	—	—	—	—
Dividends Paid	—	—	—	(194,748)	—	—	—	—	(194,748)
Issuance of common stock (ESPP)	15	—	436	—	—	—	—	—	436
Other adjustments to Additional Paid-In-Capital			179						179
Net income (loss)	—	—	—	148,715	—	—	—	(217)	148,498
Other comprehensive income	—	—	—	—	1,579	—	—	19	1,598

Balance, December 31, 2016	75,032	$750	$892,368	$112,763	$(30,825)	—	$—	$(99)	$974,957

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016, 2015 and 2014

1.	Summary of Business Organization, Operations and Significant Accounting Policies

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) is a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of correctional, detention and re-entry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa and the United Kingdom. The Company owns, leases and operates a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, as well as community based re-entry facilities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). As of December 31, 2016, GEO’s worldwide operations included the ownership and/or management of approximately 87,000 beds at 104 correctional, detention and community services facilities, including idle facilities and projects under development, and also include the provision of community supervision services for more than 174,000 offenders and pre-trial defendants, including approximately 95,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include reserves for self-insured retention related to general liability insurance, workers’ compensation insurance, auto liability insurance, medical malpractice insurance, employer group health insurance, projected undiscounted cash flows used to evaluate asset impairment, estimated fair values of business acquisitions, pension assumptions, percentage of completion and estimated cost to complete for construction projects, recoverability of notes receivable, estimated useful lives of property and equipment and intangible assets, stock based compensation and allowance for doubtful accounts. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are reasonable when considered in conjunction with the consolidated financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

Dividends

As a REIT, the Company is required to distribute annually at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain). The amount, timing and frequency of future distributions, however, will be at the sole discretion of the Company’s Board of Directors and will be declared based upon various factors, many of which are beyond the Company’s control, including, the Company’s financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in the Company’s existing and future debt instruments, limitations on the Company’s ability to fund distributions using cash generated through our TRSs and other factors that the Company’s Board of Directors may deem relevant.    The Company began paying regular REIT distributions in 2013. Refer to Note 3- Shareholders’ Equity.

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

Cash and Cash Equivalents

Cash and cash equivalents include all interest-bearing deposits or investments with original maturities of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States, Australia, South Africa and the United Kingdom. As of December 31, 2016 and December 31, 2015, the Company had $21.6 million and $22.6 million in cash and cash equivalents held by its international subsidiaries, respectively.

Concentration of Credit Risk

The Company maintains deposits of cash in excess of federally insured limits with certain financial institutions and accordingly the Company is subject to credit risk. Other than cash, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable, contract receivable, long-term debt and financial instruments used in hedging activities. The Company’s cash management and investment policies restrict investments to low-risk, highly liquid securities, and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals.

Accounts Receivable

Accounts receivable consists primarily of trade accounts receivable due from federal, state, and local government agencies for operating and managing correctional facilities, providing youth and community based services, providing electronic monitoring and supervision services, providing construction and design services and providing inmate residential and prisoner transportation services. The Company generates receivables with its governmental clients and with other parties in the normal course of business as a result of billing and receiving payment. The Company regularly reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company also performs ongoing credit evaluations for some of its customers’ financial conditions and generally does not require collateral. Generally, the Company receives payment for these services thirty to sixty days in arrears. However, certain of the Company’s accounts receivable are paid by customers after the completion of their program year and therefore can be aged in excess of one year. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. Actual write-offs are charged against the allowance when collection efforts have been unsuccessful. As of December 31, 2016 and 2015, $1.3 million and $1.6 million, respectively, of the Company’s trade receivables were considered to be long-term and are classified as Other Non-Current Assets in the accompanying Consolidated Balance Sheets.

Notes Receivable

The Company has notes receivable from its former joint venture partner in the United Kingdom related to a subordinated loan extended to the joint venture partner while an active member of the partnership. The notes bear interest at a rate of 13%, and have semi-annual payments due June 15 and December 15 through June 2018. The Company recognizes interest income on its Notes Receivable as it is earned. The balance outstanding as of December 31, 2016 and December 31, 2015 was $0.2 million and $0.8 million, respectively. These notes receivable are included in Other Non-Current Assets in the accompanying Consolidated Balance Sheets.

Note Receivable from Joint Venture

In May 2011, the GEO Group UK Limited, the Company’s subsidiary in the United Kingdom (“GEO UK”), extended a non-revolving line of credit facility to GEOAmey for the purpose of funding mobilization costs and on-going start up and operations in the principal amount of £12 million or $14.8 million, based on the applicable exchange rate at December 31, 2016. Amounts under the line of credit were drawn down in multiple advances up to the principal amount and accrued interest at LIBOR plus 3%. The Company recognized interest income on its notes receivable as it was earned.

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

As of December 31, 2016, the Company was owed £3.5 million, or $4.3 million, based on exchange rates as of December 31, 2016, under the line of credit. As of December 31, 2015, the Company was owed £8.5 million, or $12.6 million. These balances are included within Other Non-Current Assets in the accompanying Consolidated Balance Sheets. Refer to Note 15 — Business Segments and Geographic Information regarding the Company’s investment in GEOAmey.

Contract Receivable

The Company’s Australian subsidiary has recorded a contract receivable in connection with the construction of a 1,300-bed detention facility in Ravenhall, Australia for the State of Victoria. The contract receivable represents costs incurred and estimated earnings in excess of billings and is recorded at net present value based on the timing of expected future settlement. Refer to Note 7 — Contract Receivable for further information.

Restricted Cash and Investments

The Company’s restricted cash and investments at December 31, 2016 are attributable to certain cash restriction requirements at the Company’s wholly owned Australian subsidiary related to non-recourse debt and construction activities, other guarantees and restricted investments related to The GEO Group Inc. Non-qualified Deferred Compensation Plan as well as dividends held for unvested restricted stock awards. The current portion of restricted cash and investments primarily represents the amount expected to be paid within the next twelve months for debt service related to the Company’s non-recourse debt.

Prepaid expenses and Other Current Assets

Prepaid expenses and other current assets include assets that are expected to be realized within the next fiscal year. Included in the balance at December 31, 2016 is $9.4 million of federal and state tax overpayments that will be applied against tax payments due in 2017. There were no significant federal or state tax overpayments included in the balance at December 31, 2015.

Direct Finance Leases

The Company accounts for the portion of its contracts with certain governmental agencies that represent capitalized lease payments on buildings and equipment as investments in direct finance leases. Accordingly, the minimum lease payments to be received over the term of the leases less unearned income are capitalized as the Company’s investments in the leases. Unearned income is recognized as income over the term of the leases using the effective interest method. At December 31, 2016, the Company no longer had any direct finance leases.

Property and Equipment

Property and equipment are stated at cost, less accumulated amortization and depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 50 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Straight-line and accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. The Company performs ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the assessment indicates that assets will be used for a longer or shorter period than previously anticipated, the useful lives of the assets are revised, resulting in a change in estimate. The Company has not made any such changes in estimates during the years ended December 31, 2016, 2015 and 2014, respectively. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of company-owned correctional and detention facilities. Cost for self-constructed correctional and detention facilities includes direct materials and labor, capitalized interest and certain other indirect costs associated with construction of the facility, such as property taxes, other indirect labor and related benefits and payroll taxes. The Company begins the capitalization of costs during the pre-construction phase, which is the period during which costs are incurred to evaluate the site, and continues until the facility is substantially complete and ready for occupancy. Labor costs capitalized for the years ended December 31, 2016, 2015 and 2014 were not significant. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Refer to Note 6 — Property and Equipment.

Asset Impairments

The Company had property and equipment of $1.9 billion as of December 31, 2016 and 2015, including 3,328 vacant beds at four idle facilities in its U.S. Corrections & Detention segment with a carrying value of $33.8 million which are being marketed to potential customers as of December 31, 2016, excluding equipment and other assets that can be easily transferred for use at other facilities.

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur that might impair recovery of long-lived assets such as the termination of a management contract or a prolonged decrease in inmate population. If impairment indicators are present, the Company performs a recoverability test to determine whether or not an impairment loss should be measured. In August 2016, the Department of Justice (“DOJ”) issued a memorandum regarding the use of public-private partnerships for federal correctional facilities. In this memorandum, the DOJ stated that the Bureau of Prisons (“BOP”) should either decline to renew or substantially reduce the scope of contract renewals in a manner consistent with the law and the overall decline of the BOP’s inmate population. Subsequently, on February 21, 2017, the DOJ issued a memorandum rescinding the August 2016 memorandum and reinstating the BOP’s use of public-private partnerships for federal correctional facilities. Although no contracts had been terminated at the time of the initial August 2016 memorandum, the Company had determined that the issuance of this statement by the DOJ was considered to be a “triggering event” that required certain testing of potential impairment of certain long-lived assets and related facility management contract intangible assets. The result of the long-lived asset impairment testing, including facility management contracts, performed during the quarter ended September 30, 2016 showed no impairment based on the probability weighted undiscounted cash flows projected to occur over the remaining asset life. Certain assumptions about contract renewals, related rates, residual values and alternative facility uses, including leases and sales, were made in connection with these calculations.

The Company tests idle facilities for impairment upon notification that the facilities will no longer be utilized by the customer. If a long-lived asset is part of a group that includes other assets, the unit of accounting for the long-lived asset is its group. Generally, the Company groups assets by facility for the purpose of considering whether any impairment exists. The estimates of recoverability are based on projected undiscounted cash flows associated with actual marketing efforts where available or, in other instances, projected undiscounted cash flows that are comparable to historical cash flows from management contracts at similar facilities and sensitivity analyses that consider reductions to such cash flows. The Company’s sensitivity analyses include adjustments to projected cash flows compared to the historical cash flows due to current business conditions which impact per diem rates as well as labor and other operating costs, changes related to facility mission due to changes in prospective clients, and changes in projected capacity and occupancy rates. The Company also factors in prolonged periods of vacancies as well as the time and costs required to ramp up facility population once a contract is obtained. The Company performs the impairment analyses on an annual basis for each of the idle facilities and takes into consideration updates each quarter for market developments affecting the potential utilization of each of the facilities in order to identify events that may cause the Company to reconsider the most recent assumptions. Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than the terms used in the Company’s most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact the Company’s ability to house certain types of inmates at such facility. Further, a substantial increase in the number of available beds at other facilities the Company owns, or in the marketplace, could lead to deterioration in market conditions and projected cash flows. Although they are not frequently received, an unsolicited offer to purchase any of the Company’s idle facilities, at amounts that are less than their carrying value could also cause the Company to reconsider the assumptions used in the most recent impairment analysis. The Company has identified marketing prospects to utilize each of the remaining currently idled facilities and does not see any catalysts that would result in a current impairment. However, the Company can provide no assurance that it will be able to secure management contracts to utilize its idle facilities, or that it will not incur impairment charges in the future. In all cases, the projected undiscounted cash flows in our analysis as of December 31, 2016 substantially exceeded the carrying amounts of each facility.

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

Goodwill and Other Intangible Assets

Goodwill

The Company has recorded goodwill as a result of its business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. The Company’s goodwill is not amortized and is tested for impairment annually on the first day of the fourth quarter, and whenever events or circumstances arise that indicate impairment may have occurred. Impairment testing is performed for all reporting units that contain goodwill. The reporting units are the same as the reporting segment for U.S. Corrections & Detention and are at the operating segment level for GEO Care.

In August 2016, the DOJ issued a memorandum regarding the use of public-private partnerships for federal correctional facilities. In this memorandum, the DOJ stated that the BOP should either decline to renew or substantially reduce the scope of contract renewals in a manner consistent with the law and the overall decline of the BOP’s inmate population. Subsequently, on February 21, 2017, the DOJ issued a memorandum rescinding the August 2016 memorandum and reinstating the BOP’s use of public-private partnerships for federal correctional facilities. Although no contracts had been terminated at the time of the initial August 2016 memorandum, the Company had determined that the issuance of this statement by the DOJ was considered to be a “triggering event” that required certain testing of potential impairment of goodwill for its U.S. Corrections & Detention reporting unit. The result of this quantitative testing, performed during the quarter ended September 30, 2016, showed no impairment in the goodwill of its U.S. Corrections & Detention reporting unit. The calculated fair value of the reporting unit substantially exceeded its carrying value. The Company used a third party valuation firm to determine the estimated fair value of the reporting unit using a discounted cash flow and other valuation models. Growth rates for sales and profits were determined using inputs from the Company’s long term planning process. The Company also makes estimates for discount rates and other factors based on market conditions, historical experience and other economic factors.

On the annual measurement date of October 1, 2016, the Company’s management elected to qualitatively assess the Company’s goodwill for impairment for one of its reporting units, pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-08. For one of its other reporting units, the Company elected to quantitatively assess the Company’s goodwill for impairment as discussed further below. For its U.S. Corrections & Detention reporting unit for which testing was accelerated as discussed above, the Company noted that there were no significant changes in the Company’s business or market environment between the interim testing date of September 30, 2016 and the Company’s annual testing date of October 1, 2016. As a result, the Company utilized the September 30, 2016 interim test to support its October 1, 2016 assessment. No changes were required to the inputs or assumptions utilized in the interim report. Under provisions of the qualitative analysis, when testing goodwill for impairment, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs the first step of the two-step impairment test by calculating the fair value of the reporting unit, using a discounted cash flow method, and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The qualitative factors used by the Company’s management to determine the likelihood that the fair value of the reporting unit is less than the carrying amount include, among other things, a review of overall economic conditions and their current and future impact on the Company’s existing business, the Company’s financial performance, industry outlook and market competition.

For the reporting units that the Company elected to quantitatively assess the goodwill for impairment, the Company used a third party valuation firm to determine the estimated fair value of the reporting unit using a discounted cash flow and other valuation models. Growth rates for sales and profits are determined using inputs from the Company’s long term planning process. The Company also makes estimates for discount rates and other factors based on market conditions, historical experience and other economic factors. Changes in these factors could significantly impact the fair value of the reporting unit. During the year, the Company’s management monitors the actual performance of the business relative to the fair value assumptions used during the prior year annual impairment test and updates its annual impairment test, if needed, to determine the likelihood that the goodwill has been impaired. With respect to the reporting units that were assessed qualitatively, management determined that it was more likely than not that the fair values of the reporting units exceeded their carrying values. With respect to the reporting units that were assessed quantitatively, management concluded that the estimated fair value substantially exceeded its carrying value.

Other Intangible Assets

The Company has also recorded other finite and indefinite lived intangible assets as a result of previously completed business combinations. Other acquired finite and indefinite lived intangible assets are recognized separately if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the Company’s intent to do so. The Company’s intangible assets include facility management contracts, trade names and technology. The facility management contracts represent customer relationships in the form of management contracts acquired at the time of each business combination; the value of BI’s and Protocol’s trade names represent, among other intangible benefits, name recognition to its customers and intellectual property rights; and the acquired technology represents BI’s innovation with respect to its GPS tracking monitoring, radio frequency monitoring, voice verification monitoring and alcohol compliance systems, Protocol’s innovation with respect to its customer relationship management software and Soberlink’s innovation with respect to its alcohol monitoring devices. When establishing useful lives, the Company considers the period and the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up; or, if that pattern cannot be reliably determined, using a straight-line amortization method over a period that may be shorter than the ultimate life of such intangible asset. The Company also considers the impact of renewal terms when establishing useful lives. The Company currently amortizes its acquired facility management contracts over periods ranging from three to twenty years and its acquired technology over seven to eight years. There is no residual value associated with the Company’s finite-lived intangible assets. The Company reviews its trade name assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company does not amortize its indefinite lived intangible assets. The Company reviews its indefinite lived intangible assets annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. These reviews resulted in no impairment to the carrying value of the indefinite lived intangible assets for all periods presented. The Company records the costs associated with renewal and extension of facility management contracts as expenses in the period they are incurred.

Debt Issuance Costs

Debt issuance costs, net of accumulated amortization of $40.2 million and $28.8 million, totaling $48.9 million and $50.5 million at December 31, 2016 and 2015, respectively, are included in Long-Term Debt, Non-Recourse Debt and Other Non-Current Assets in the accompanying Consolidated Balance Sheets and are amortized to interest expense using the effective interest method over the term of the related debt. When evaluating the accounting for debt transactions and the related costs, in instances when there is a significant decrease in a creditor’s individual principal balance, the Company expenses the associated unamortized debt issuance costs.

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

The Company does not consolidate its 50% owned South African joint venture interest in SACS, a VIE. SACS joint venture investors are GEO and Kensani Corrections, Pty. Ltd (an independent third party); each partner owns a 50% share. The Company has determined it is not the primary beneficiary of SACS since it does not have the power to direct the activities of SACS that most significantly impact its performance. As such, the Company’s investment in this entity is accounted for under the equity method of accounting. SACS was established and subsequently, in 2001, was awarded a 25-year contract to design, finance and build the Kutama Sinthumule Correctional Centre in Louis Trichardt, South Africa. To fund the construction of the prison, SACS obtained long-term financing from its equity partners and lenders, the repayment of which is fully guaranteed by the South African government, except in the event of default, in which case the government guarantee is reduced to 80%. The Company’s maximum exposure for loss under this contract is limited to its investment in the joint venture of $11.8 million at December 31, 2016 and its guarantees related to SACS are discussed in Note 13 — Debt.

The Company does not consolidate its 50% owned joint venture in the United Kingdom. In February 2011, GEO UK, executed a Shareholders Agreement (the “Shareholders Agreement”) with Amey Community Limited (“Amey”) and Amey UK PLC (“Amey Guarantor”) to form GEOAmey, a private company limited by shares incorporated in England and Wales. GEOAmey was formed by GEO UK and Amey (an independent third party) for the purpose of performing prisoner escort and related custody services in England and Wales. In order to form this private company, GEOAmey issued share capital of £100 divided into 100 shares of £1 each and allocated the shares 50/50 to GEO UK and Amey. GEO UK and Amey each have three directors appointed to the Board of Directors and neither party has the power to direct the activities that most significantly impact the performance of GEOAmey. As such, the Company’s investment in this entity is accounted for under the equity method of accounting. Both parties provide lines of credit of £12.0 million, or $14.8 million, based on exchange rates in effect as of December 31, 2016, to ensure that GEOAmey can comply with future contractual commitments related to the performance of its operations. As of December 31, 2016, $4.3 million was owed to the Company by GEOAmey under the line of credit. GEOAmey commenced operations on August 29, 2011.

Fair Value Measurements

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (“exit price”). The Company carries certain of its assets and liabilities at fair value, measured on a recurring basis, in the accompanying Consolidated Balance Sheets. The Company also has certain assets and liabilities which are not carried at fair value in its accompanying Consolidated Balance Sheets and discloses the fair value measurements compared to the carrying values as of each balance sheet date. The Company’s fair value measurements are disclosed in Note 10 — Financial Instruments and Note 11 — Fair Value of Assets and Liabilities. The Company establishes fair value of its assets and liabilities using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels which distinguish between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The level in the fair value hierarchy within which the respective fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities, Level 2 inputs are other than quotable market prices included in Level 1 that are observable for the asset or liability either directly or indirectly through corroboration with observable market data. Level 3 inputs are unobservable inputs for the assets or liabilities that reflect management’s own assumptions about the assumptions market participants would use in pricing the asset or liability. The Company recognizes transfers between Levels 1, 2 and 3 as of the actual date of the event or change in circumstances that cause the transfer.

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

Construction revenues are recognized from the Company’s contracts with certain customers to perform construction and design services (“project development services”) for various facilities. In these instances, the Company acts as the primary developer and subcontracts with bonded National and/or Regional Design Build Contractors. These construction revenues are recognized as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to the estimated total cost for each contract. Provisions for estimated losses on uncompleted contracts and changes to cost estimates are made in the period in which the Company determines that such losses and changes are probable. Typically, the Company enters into fixed price contracts and does not perform additional work unless approved change orders are in place. Costs attributable to unapproved change orders are expensed in the period in which the costs are incurred if the Company believes that it is not probable that the costs will be recovered through a change in the contract price. If the Company believes that it is probable that the costs will be recovered through a change in the contract price, costs related to unapproved change orders are expensed in the period in which they are incurred, and contract revenue is recognized to the extent of the costs incurred. Revenue in excess of the costs attributable to unapproved change orders is not recognized until the change order is approved. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. For the years ended December 31, 2016, 2015 and 2014, there have been no changes in job performance, job conditions and estimated profitability that would require a revision to the estimated costs and income related to project development services. As the primary contractor, the Company is exposed to the various risks associated with construction, including the risk of cost overruns. Accordingly, the Company records its construction revenue on a gross basis and includes the related cost of construction activities in Operating Expenses.

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

Lease Revenue

During 2016, three of the Company’s owned facilities were leased to an unrelated party. One lease has a term of ten years and expires in January 2018 with an option to extend for up to three additional five-year terms. The second facility lease was effective January 2014 with a one-year term and options to extend for up to three additional one-year terms. The third facility lease became effective April 2015 with month-to-month terms. This facility was sold in December 2016. The carrying value of these facilities as of December 31, 2016 and 2015 was $31.6 million and $33.7 million, respectively, net of accumulated depreciation of $9 million and $8.1 million, respectively. Rental income, included in Revenues, received on these leases was $4.7 million, $4.7 million and $4.6 million, for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, future minimum rentals to be received on these leases are as follows:

Fiscal Year	Annual Rental
(In thousands)
2017	$5,329
2018	351

$5,680

Income Taxes

The consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities as a result of a change in tax rates is recognized as income in the period that includes the enactment date. Refer to Note 16-Income Taxes. Effective January 1, 2013, as a REIT that is required to distribute at least 90% of its taxable income to shareholders, the Company does not expect to pay federal income taxes at the REIT level (including its qualified REIT subsidiaries), as the resulting dividends paid deduction will generally offset its taxable income. Since the Company does not expect to pay taxes on its REIT taxable income, it does not expect to be able to recognize such deferred tax assets and liabilities.

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

Additionally, the Company must use significant judgment in addressing uncertainties in the application of complex tax laws and regulations. If actual circumstances differ from the Company’s assumptions, adjustments to the carrying value of deferred tax assets or liabilities may be required, which may result in an adverse impact on the results of its operations and its effective tax rate. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. The Company has not made any significant changes to the way it accounts for its deferred tax assets and liabilities in any year presented in the consolidated financial statements except for the adoption of ASU 2015-17, “Income Taxes,” which requires that all deferred income tax assets and liabilities be classified as non-current in a classified statement of financial position. Based on its estimate of future earnings and its favorable earnings history, the Company currently expects full realization of the deferred tax assets net of any recorded valuation allowances. Furthermore, tax positions taken by the Company may not be fully sustained upon examination by the taxing authorities. In determining the adequacy of our provision (benefit) for income taxes, potential settlement outcomes resulting from income tax examinations are regularly assessed. As such, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be estimated with certainty.

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

The Company currently maintains a general liability policy and excess liability policies with total limits of $80.0 million per occurrence and $100 million in the aggregate covering the operations of U.S. Corrections & Detention, GEO Care’s community based services, GEO Care’s youth services and BI. The Company has a claims-made liability insurance program with a specific loss limit of $35.0 million per occurrence and in the aggregate related to medical professional liability claims arising out of correctional healthcare services. The Company is uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability and automobile liability.

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

Of the insurance policies discussed above, the Company’s most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves are undiscounted and were $51.6 million and $52.8 million as of December 31, 2016 and 2015, respectively, and are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. The Company uses statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, the Company considers such factors as historical frequency and severity of claims at each of its facilities, claim development, payment patterns and changes in the nature of its business, among other factors. Such factors are analyzed for each of the Company’s business segments. The Company estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. The Company also may experience variability between its estimates and the actual settlement due to limitations inherent in the estimation process, including its ability to estimate costs of processing and settling claims in a timely manner as well as its ability to accurately estimate the Company’s exposure at the onset of a claim. Because the Company has high deductible insurance policies, the amount of its insurance expense is dependent on its ability to control its claims experience. If actual losses related to insurance claims significantly differ from the Company’s estimates, its financial condition, results of operations and cash flows could be materially adversely impacted.

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

The components of accumulated other comprehensive loss attributable to GEO included in the consolidated statement of shareholders’ equity are as follows (in thousands):

	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc. [1]	Unrealized loss on derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, December 31, 2015	$(11,747)	$(17,697)	$(2,960)	$(32,404)
Current-period other comprehensive income (loss)	463	1,820	(704)	1,579

Balance, December 31, 2016	$(11,284)	$(15,877)	$(3,664)	$(30,825)

[1]	The foreign currency translation adjustment, net of tax, related to noncontrolling interests was not significant for the year ended December 31, 2016 or December 31, 2015.

There were no reclassifications out of accumulated other comprehensive income (loss) during the year.

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

The fair value of stock-based option awards was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for options awarded during years 2016, 2015 and 2014:

	2016	2015	2014
Risk free interest rates	1.45%	1.00%	0.62%
Expected term	4-5 years	4-5 years	4-5 years
Expected volatility	25%	24%	27%
Expected dividend rate	8.85%	5.75%	7.00%

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

For restricted stock share-based awards that contain a market condition, the probability of satisfying the market condition is considered in the estimate of grant-date fair value and previously recorded compensation expense is not reversed if the market condition is never met. The fair value of restricted stock awards granted in 2016, 2015 and 2014 with market-based performance conditions was determined based on a Monte Carlo simulation, which calculates a range of possible outcomes and the probabilities that they will occur, using the following average key assumptions:

	2016	2015	2014
Expected volatility	23.5%	21.4%	25.6%
Beta	1.04	0.78	0.74
Risk free interest rate	1.08%	0.93%	0.62%

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

Recent Accounting Pronouncements

The Company implemented the following accounting standards during the year ended December 31, 2016:

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest,” which is intended to simplify the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability be presented as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance in this update does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the debt issuance costs ratable over the term of the line-of-credit agreement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. In accordance with ASU No. 2015-03, the Company has applied the new guidance on a retrospective basis. As a result, the Company has reclassified debt issuance costs of $36.9 million and $41.1 million from Other Non-Current Assets to a direct reduction of Long-Term Debt and Non-Recourse Debt in the accompanying consolidated balance sheets at December 31, 2016 and 2015, respectively. In accordance with the SEC guidance discussed above, the Company continues to present debt issuance costs related to its Revolver as an asset which is included in Other Non-Current Assets. The implementation of this standard during the year ended December 31, 2016 did not have a material impact on the Company’s financial position, results of operations or cash flows. Refer to Note 13 — Debt.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes,” which simplifies the presentation of deferred income taxes by requiring that all deferred income tax assets and liabilities be classified as non-current in a classified statement of financial position. ASU No. 2015-17 is effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods with earlier application permitted. The Company early adopted this standard during the year ended December 31, 2016 on a prospective basis. Adoption of this ASU resulted in a reclassification of the Company’s net current deferred tax asset and net non-current deferred tax liability to the net non-current deferred tax asset in the accompanying consolidated balance sheet as of December 31, 2016. The prior reporting period was not retroactively adjusted. The implementation of this standard during the year ended December 31, 2016 did not have a material impact on the Company’s financial position, results of operations or cash flows.

The following accounting standards will be adopted in future periods:

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other,” which is intended to simplify the test for goodwill impairment. To simplify the subsequent measurement of goodwill, this update eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step

2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update are effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill tests performed on testing dates after January 1, 2017. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations,”    which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update provides a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in this update are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows,” to address the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this update are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation — Interest Held through Related Parties that are Under Common Control,” which amends the current consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE, and therefore consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. The amendments in this update are effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes — Intra-Entity Transfers of Assets Other Than Inventory,” which requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Prior to this ASU, an entity was prohibited from recognizing the income tax consequences of an intra-entity asset transfer until the asset had been sold to an outside party. The amendments in ASU No. 2016-16 are effective for public companies for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses,” which changes the methodology for recognizing credit losses for entities holding financial assets that are not accounted for at fair value through net income. The amendments in this update affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the current incurred loss methodology with a methodology that reflects expected credit losses and requires consideration in a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in ASU No. 2016-13 are effective for public companies for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718),” as a part of its simplification initiative. Key areas of the amendments in this standard are (i) all excess tax benefits from stock plan transactions should be recognized in the income statement as opposed to being recognized in additional paid-in capital; (ii) the tax withholding threshold for triggering liability accounting on a net settlement transaction has been increased from the minimum statutory rate to the maximum statutory rate; and (iii) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The amendments in ASU No. 2016-09 are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted. The Company cannot predict the impact of adopting this standard as it will be dependent upon several unknown factors including when employees exercise stock options and the Company’s stock price at settlement date. However, based on historical trends, the Company does not believe the adoption will have a material impact on the Company’s financial position, results of operations or cash flows.

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

In February 2016, FASB issued ASU 2016-02, “Leases,” which requires entities to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. For finance leases and operating leases, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term with each initially measured at the present value of the lease payments. The amendments in ASU 2016-02 are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently assessing the impact that the adoption of ASU 2016-02 will have on its consolidated financial position or results of operations, but expects that it will result in a significant increase in its long-term assets and liabilities given the significant number of leases as disclosed in Note 17 — Commitments and Contingencies.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments — Overall,” The main provisions of ASU No. 2016-01 applicable to public business entities are: (i) equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are required to be measured at fair value with changes in fair value recognized in net income; (ii) simplification of the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet in the accompanying notes to the financial statements; and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments resulting from ASU No. 2016-01 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2014, the FASB issued a new standard related to revenue recognition (ASU 2014-09. Revenue from Contracts with Customers.) Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The new standard is effective for the Company beginning on January 1, 2018. The Company is currently in the process of evaluating whether these standards would have a material impact on the Company’s financial position, results of operation or cash flows. However, upon its initial assessment, the Company believes that the timing of revenue recognition could potentially be affected as it relates to certain variable consideration arrangements with certain of its customers. However, at this time, the Company does not believe this would result in a material impact on the Company’s financial position, results of operations or cash flows. The Company has also initially determined that it will likely use the cumulative catch-up transition method to implement this standard, however, that election, as well as its analysis of any impacts related to variable consideration arrangements, may change once the Company’s final assessment is completed.

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

As shown below, the Company recorded $14.2 million of goodwill which is not deductible for tax purposes. The Company believes the acquisition of Soberlink provides strategic benefits and synergies with BI’s existing electronic monitoring services. These factors contributed to the goodwill that was recorded upon consummation of the transaction. The goodwill and net assets are included in the GEO Care business segment. Intangible assets consist of technology with an estimated useful life of 8 and a customer relationship with an estimated useful life of 20. The acquired contract in the acquisition of Soberlink is up for renewal on an annual basis.

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

Additionally, the Company has provided a loan in the amount of $2.2 million to an entity (“Soberlink Healthcare, LLC”) owned by the former shareholders of Soberlink which is included in Other Non-Current Assets in the accompanying Consolidated Balance Sheet. The loan matures on May 19, 2019 and bears interest annually at 10.00%. Proceeds from the loan were used by the seller to fund certain research and development activities of another entity owned by the former shareholders (“DevCo, LLC”). The Company has also entered into a license and development agreement with DevCo, LLC whereby the Company will pay an annual fee of $1.3 million in exchange for a lifetime, royalty free right to use any improvements to the existing technology resident in the product that Soberlink sells. The Company has determined that it has an implicit variable interest in DevCo, LLC and that DevCo, LLC is a variable interest entity. However, the Company has determined that it is not the primary beneficiary of DevCo, LLC since it does not have the power to direct the activities of DevCo, LLC that most significantly impact DevCo, LLC’s economic performance. Nor does the Company have the obligation to absorb the losses of DevCo, LLC. Therefore, the Company does not consolidate this entity. The Company also has determined that Soberlink Healthcare, LLC. is a variable interest entity but the Company is not the primary beneficiary as it does not have the power to direct the activities of Soberlink Healthcare, LLC that most significantly impact its performance. Nor does the Company have the obligation to absorb the losses of Soberlink Healthcare, LLC. Therefore, the Company also does not consolidate this entity.

LCS Corrections Services, Inc.

On February 17, 2015, the Company acquired eight correctional and detention facilities (the “LCS Facilities”) totaling more than 6,500 beds from LCS Corrections Services, Inc., a privately-held owner and operator of correctional and detention facilities in the United States, and its affiliates (collectively, “LCS”). Pursuant to the terms of the definitive asset purchase agreement signed on January 26, 2015, the Company acquired the LCS Facilities for approximately $307.4 million at closing in an all cash transaction, excluding transaction related expenses of approximately $2.5 million that were recorded as general and administrative expense during the year ended December 31, 2015. The Company also acquired certain tangible and intangible assets and assumed certain accounts payable and accrued expenses pursuant to the asset purchase agreement. Additionally, LCS had the opportunity to receive an additional payment if the LCS Facilities exceeded certain performance targets over an 18-month period ending August 31, 2016 (the “Earnout Payment”). The aggregate amount of the purchase price paid at closing and the Earnout Payment, if achieved were not to exceed $350 million. The contingent payment had a zero fair value ascribed at the date of acquisition since management believed there was a remote possibility that any such payment would be made. Ultimately, there were no Earnout Payments made. Approximately $298 million of outstanding debt related to the facilities was repaid at closing using the cash consideration paid by the Company. The Company did not assume any debt as a result of the transaction. The Company financed the acquisition of the LCS Facilities with borrowings under its revolving credit facility.

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

As shown above, the Company recorded $107.4 million of goodwill which is fully deductible for tax purposes. The Company believes its acquisition of the LCS Facilities provides synergies and strategic benefits which further position the Company to meet the demand for correctional and detention bed space in the United States. These factors contributed to the goodwill that was recorded upon consummation of the transaction. The goodwill and net assets acquired are included in the U.S. Corrections & Detention business segment. Revenues and earnings for LCS included in the consolidated results of the Company from the date of acquisition through December 31, 2015 were $55.5 million and $8.5 million, respectively.

Identifiable intangible assets purchased consist of facility management contracts and have an estimated useful life of 20. The acquired contracts in the acquisition of the LCS Facilities do not have contract expiration dates and are perpetual in nature.

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

The unaudited pro forma combined financial information presented below has been prepared by adjusting the historical results of the Company to include the historical results of the acquisition described above. The unaudited pro forma combined historical results were then adjusted (i) to remove one-time acquisition costs of $1.8 million, net of tax; (ii) to increase amortization expense resulting from the incremental intangible assets acquired in the acquisition by $3.4 million, net of tax; (iii) to increase interest expense as a result of the cash consideration paid by $7.6 million, net of tax; and (iv) to increase depreciation expense as a result of the property and equipment acquired by $4.5 million. These adjustments related primarily to the 2014 adjustments to the table below. Amounts included for 2015 in the adjustments above are not significant to be presented separately. The unaudited pro forma financial information does not include any adjustments to reflect the impact of cost savings or other synergies that may result from this acquisition. As noted above, the unaudited pro forma financial information does not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future.

	Year Ended December 31,
	2015	2014
	(unaudited, in thousands)
Pro forma financial information:
Revenue	$1,848,351	$1,765,391
Net income	$140,468	$146,091

Protocol Criminal Justice, Inc.

On February 25, 2014, Protocol Criminal Justice, Inc. (“Protocol”), a subsidiary of BI, entered into an Asset Purchase Agreement (the “Agreement”) with an unrelated entity, APAC Customer Services, Inc., to acquire certain tangible and intangible assets for cash consideration of $13.0 million. The final purchase price allocation resulted in the recognition of intangible assets of $7.0 million related to acquired management contracts, acquired technology and trade name, and goodwill of $3.9 million. In addition, the Company acquired accounts receivable, equipment and assumed certain liabilities, none of which were significant. Protocol’s activities are included in the GEO Care operating segment.

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

During the years ended December 31, 2016, 2015 and 2014, GEO declared and paid the following regular cash distributions to its stockholders which were treated for federal income taxes as follows:

				Ordinary Dividends
Declaration Date	Payment Date	Record Date	Distribution Per Share	Qualified(1)	Non-Qualified	Nondividend Distributions(2)	Aggregate Payment Amount (millions)
February 18, 2014	March 14, 2014	March 3, 2014	$0.57	$0.0448272	$0.4154156	$0.1097572	$41.1
April 28, 2014	May 27, 2014	May 15, 2014	$0.57	$0.0448272	$0.4154156	$0.1097572	$41.5
August 5, 2014	August 29, 2014	August 18, 2014	$0.57	$0.0448272	$0.4154156	$0.1097572	$41.4
November 5, 2014	November 26, 2014	November 17, 2014	$0.62	$0.0487594	$0.4518556	$0.1193850	$46.0
February 6, 2015	February 27, 2015	February 17, 2015	$0.62	$0.0529749	$0.4139721	$0.1530530	$46.0
April 29, 2015	May 21, 2015	May 11, 2015	$0.62	$0.0529749	$0.4139721	$0.1530530	$46.3
July 31, 2015	August 24, 2015	August 14, 2015	$0.62	$0.0529749	$0.4139721	$0.1530530	$46.3
November 3, 2015	November 25, 2015	November 16, 2015	$0.65	$0.0555382	$0.434003	$0.1604588	$48.5
February 3, 2016	February 26, 2016	February 16, 2016	$0.65	$0.0740419	$0.4329602	$0.1429979	$48.5
April 20, 2016	May 12, 2016	May 2, 2016	$0.65	$0.0740419	$0.4329602	$0.1429979	$48.7
July 20, 2016	August 12, 2016	August 1, 2016	$0.65	$0.0740419	$0.4329602	$0.1429979	$48.7
October 18, 2016	November 10, 2016	October 31, 2016	$0.65	$0.0740419	$0.4329602	$0.1429979	$48.8

(1)	The amount constitutes a “Qualified Dividend”, as defined by the Internal Revenue Service.
(2)	The amount constitutes a “Return of Capital”, as defined by the Internal Revenue Service.

Prospectus Supplement

On May 8, 2013, the Company filed with the Securities and Exchange Commission a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $100 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” (“ATM”) offerings as defined in Rule 415 under the Securities Act of 1933. On July 18, 2014, the Company filed with the Securities and Exchange Commission a post-effective amendment to its shelf registration statement on Form S-3 (pursuant to which the prospectus supplement had been filed) as a result of the merger of the Company into GEO REIT effective June 27, 2014. During the year ended December 31, 2014, there were approximately 1.5 million shares of common stock sold under the prospectus supplement for net proceeds of $54.7 million. There were no shares of the Company’s stock sold under the prospectus supplement during 2015.

In September 2014, the Company filed with the Securities and Exchange Commission a new automatic shelf registration statement on Form S-3. On November 10, 2014, in connection with the new shelf registration, the Company filed with the Securities and Exchange Commission a new prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $150 million through sales agents.    Sales of shares of the Company’s common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of the Company’s stock issued under this prospectus supplement during the years ended December 31, 2016, 2015 or 2014.

Preferred Stock

In April 1994, the Company’s Board authorized 30 million shares of “blank check” preferred stock. The Board is authorized to determine the rights and privileges of any future issuance of preferred stock such as voting and dividend rights, liquidation privileges, redemption rights and conversion privileges. As of December 31, 2016, there were no shares of preferred stock outstanding.

Noncontrolling Interests

The Company includes the results of operations and financial position of SACM or the “joint venture”, its majority-owned subsidiary, in its consolidated financial statements. SACM was established in 2001 to operate correctional centers in South Africa. The joint venture currently provides security and other management services for the Kutama Sinthumule Correctional Centre in the Republic of South Africa under a 25-year management contract which commenced in February 2002. The Company’s and the second joint venture partner’s shares in the profits of the joint venture are 88.75% and 11.25%, respectively. There were no changes in the Company’s ownership percentage of the consolidated subsidiary during the years ended December 31, 2016, 2015 and 2014.

4.	Equity Incentive Plans

In 2014, the Board of Directors adopted The GEO Group, Inc. 2014 Stock Incentive Plan (the “2014 Plan”), which was approved by the Company’s shareholders on May 2, 2014. The 2014 Plan replaced the former GEO Group, Inc. 2006 Stock Incentive Plan (the “2006 Plan”). The 2014 Plan provides for a reserve of 3,083,353 shares, which consists of 2,000,000 new shares of common stock available for issuance and 1,083,353 shares of common stock that were available for issuance under the 2006 Plan prior to the 2014 Plan replacing it. At December 31, 2016, there were 1,839,659 shares of common stock reserved for issuance in connection with awards under the 2014 Plan and outstanding options exercisable for 807,315 shares of common stock under the 2014 Plan.

Under the terms of the 2014 Plan, the vesting period and, in the case of stock options, the exercise price per share, are determined by the terms of each grant agreement. All stock options that have been granted under the Company plans are exercisable at the fair market value of the common stock at the date of the grant. Generally, the stock options vest and become exercisable ratably over a four-year period, beginning immediately on the date of the grant. However, the Board of Directors has exercised its discretion to grant stock options that vest 100% immediately for the Chief Executive Officer. All stock options awarded under the 2014 Plan expire no later than ten years after the date of the grant. When options are exercised, the Company issues shares related to exercised options out of common stock.

The Company recognized compensation expense related to the Company plans for the years ended December 31, 2016, 2015 and 2014 as follows (in thousands):

	2016	2015	2014
Stock option plan expense	$538	$727	$1,161
Restricted stock expense	$12,235	$10,982	$7,748

Stock Options

A summary of the activity of the Company’s stock options plans is presented below:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term(years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Options outstanding at December 31, 2015	749	$29.98	6.85	$3,057
Granted	295	29.39
Exercised	(155)	21.07
Forfeited/Canceled	(82)	35.00

Options outstanding at December 31, 2016	807	$30.97	7.14	$5,466

Options vested and expected to vest at December 31, 2016	769	$30.85	7.06	$5,292

Options exercisable at December 31, 2016	414	$27.97	5.81	$3,885

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of fiscal year 2016 and the exercise price, times the number of shares that are “in the money”) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. This amount changes based on the fair value of the Company’s stock.

The following table summarizes information relative to stock option activity during the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Intrinsic value of options exercised	$1,671	$2,000	$5,736
Fair value of shares vested	$518	$1,314	$1,095

The following table summarizes information about the exercise prices and related information of stock options outstanding under the Company plans at December 31, 2016:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price
	(In thousands)
0 - 18.23	51	2.71	$17.54	51	2.71	$17.54
18.24 - 22.26	122	3.69	$21.14	122	3.69	$21.14
22.27 - 29.39	296	8.65	$28.32	89	7.38	$25.86
29.40 - 43.15	338	7.74	$38.83	152	7.64	$38.18

Total	807	7.14	$30.97	414	5.81	$27.97

The weighted average grant date fair value of options granted during the year ended December 31, 2016, 2015 and 2014 was $2.09, $4.26 and $2.92 per share, respectively. There were 0.3 million, 0.3 million and 0.2 million options granted during the year ended December 31, 2016, 2015 and 2014, respectively.

The following table summarizes the status of non-vested stock options as of December 31, 2016 and 2015, and changes during the year ending December 31, 2016:

	Number of Shares	Wtd. Avg. Grant Date Fair Value
	(In thousands)
Options non-vested at December 31, 2015	314	$3.84
Granted	295	2.09
Vested	(134)	3.29
Forfeited	(82)	3.10

Options non-vested at December 31, 2016	393	$2.90

As of December 31, 2016, the Company had $0.8 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock

During the year ended December 31, 2016, the Company granted approximately 349,000 shares of restricted stock to certain employees and executive officers. Of these awards, 115,000 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics over a three year period from January 1, 2016 to December 31, 2018.

The fair value of restricted stock awards, which do not contain a market performance-based condition, is determined using the closing price of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period. Generally, the restricted stock awards vest in equal increments over either a three or four year period.

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

During the year ended December 31, 2015, the Company granted 423,000 shares of restricted stock to certain employees and executive officers. Of these awards, 148,500 are performance-based awards which will be forfeited if the Company does not achieve certain annual metrics over a three year period from January 1, 2015 to December 31, 2017.

The vesting of the performance-based restricted stock grants awarded in 2015 are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 75% of the shares of restricted stock (“TSR Target Award”) can vest at the end of a three-year performance period if GEO meets certain total shareholder return (“TSR”) performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2015 to December 31, 2017; and (ii) up to 25% of the shares of restricted stock (“ROCE Target Award”) can vest at the end of a three-year performance period if GEO meets certain return on capital employed (“ROCE”) performance targets over a three year period from January 1, 2015 to December 31, 2017. These performance awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the performance-based awards is based on the target awards for both metrics.

During the year ended December 31, 2014, the Company granted 306,150 shares of restricted stock to its executive officers and to certain senior employees. Of these awards, 90,000 are performance-based awards which will be forfeited if the Company does not achieve certain annual metrics over a three year period from January 1, 2014 to December 31, 2016. The vesting of the performance-based restricted stock grants awarded in 2014 are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 75% of the TSR Target Award can vest at the end of a three-year performance period if GEO meets certain TSR performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2014 to December 31, 2016; and (ii) up to 25% of the ROCE Target Award can vest at the end of a three-year period if GEO meets certain ROCE performance targets over a three year period from January 1, 2014 to December 31, 2016. These performance awards can vest at the end of the three year performance period at between 0% and 200% of the target awards for both metrics. The number of shares shown for the performance-based awards is based on the target awards for both metrics.

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

The metric related to ROCE is considered to be a performance condition. For share-based awards that contain a performance condition, the achievement of the targets must be probable before any share-based compensation expense is recorded. The Company reviews the likelihood of which target in the range will be achieved and if deemed probable, compensation expense is recorded at that time. If subsequent to initial measurement there is a change in the estimate of the probability of meeting the performance condition, the effect of the change in the estimated quantity of awards expected to vest is recognized by cumulatively adjusting compensation expense. If ultimately the performance targets are not met, for any awards where vesting was previously deemed probable, previously recognized compensation expense will be reversed in the period in which vesting is no longer deemed probable. During 2016, 2015 and 2014, the Company deemed the achievement of the target award to be probable and there were no changes in the estimated quantity of awards expected to vest. The fair value of these awards was determined based on the closing price of the Company’s common stock on the date of grant.

The following table summarizes the status of restricted stock awards as of December 31, 2016 and 2015, and changes during the year ended December 31, 2016:

	Shares	Wtd. Avg. Grant date Fair value
	(In thousands)
Restricted stock outstanding at December 31, 2015	863	$39.74
Granted	349	30.43
Vested	(259)	35.66
Forfeited/Canceled	(56)	38.24

Restricted stock outstanding at December 31, 2016	897	$36.56

As of December 31, 2016, the Company had $19.7 million of unrecognized compensation cost that is expected to be recognized over a weighted average period of 2.2 years.

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

The Plan is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Plan are made on the last day of each month. During the years ended December 31, 2016, 2015 and 2014, 15,358, 13,205 and 11,196 shares of common stock, respectively, were issued in connection with the Plan.

5.	Earnings Per Share

Basic and diluted earnings per share (“EPS”) from continuing operations were calculated for the years ended December 31, 2016, 2015, and 2014 respectively, as follows:

Fiscal Year	2016	2015	2014
	(In thousands, except per share data)
Net Income	$148,498	$139,315	$143,840
Loss attributable to noncontrolling interests	217	123	90

Net income attributable to The GEO Group, Inc.	$148,715	$139,438	$143,930
Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	74,043	73,696	72,270

Per share amount	$2.01	$1.89	$1.99

Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	74,043	73,696	72,270
Dilutive effect of equity incentive plans	280	299	277

Weighted average shares assuming dilution	74,323	73,995	72,547

Per share amount	$2.00	$1.88	$1.98

For the fiscal year ended December 31, 2016, 575,309 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. 178,030 common stock equivalents from restricted shares were anti-dilutive and excluded from the computation of diluted EPS.

For the fiscal year ended December 31, 2015, 240,462 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. 210,074 common stock equivalents from restricted shares were anti-dilutive.

For the fiscal year ended December 31, 2014, 65,168 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. No common stock equivalents from restricted shares were anti-dilutive.

6.	Property and Equipment

Property and equipment consist of the following at fiscal year end:

	Useful Life	2016	2015
	(Years)	(In thousands)
Land	—	$116,517	$105,203
Buildings and improvements	2 to 50	1,853,409	1,830,736
Leasehold improvements	1 to 29	270,760	268,781
Equipment	3 to 10	186,095	175,908
Furniture, fixtures and computer software	1 to 7	52,225	47,417
Facility construction in progress		14,574	9,337

Total		$2,493,580	$2,437,382
Less accumulated depreciation and amortization		(596,339)	(520,996)

Property and equipment, net		$1,897,241	$1,916,386

The Company depreciates its leasehold improvements over the shorter of their estimated useful lives or the terms of the leases including renewal periods that are reasonably assured. The Company’s construction in progress primarily consists of expansions to facilities that are owned by the Company. Interest capitalized in property and equipment for the years ended December 31, 2016 and December 31, 2015 was not significant.

Depreciation expense was $89.9 million, $87.5 million and $79.8 million, respectively, for the years ended December 31, 2016, 2015 and 2014, respectively.

At December 31, 2016 and 2015, the Company had $17.1 million and $17.1 million, respectively, of assets recorded under capital leases related to land, buildings and improvements. Capital leases are recorded net of accumulated amortization of $11.2 million and $10.1 million, at December 31, 2016 and 2015, respectively. Depreciation expense related to assets recorded under capital leases for the years ended December 31, 2016, 2015 and 2014 was $1.0 million, $1.0 million and $1.3 million, respectively, and is included in Depreciation and Amortization in the accompanying consolidated statements of operations.

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

The cost of the project during the D&C Phase will be funded by debt financing along with a capital contribution by GEO in the amount of AUD 115 million, or $82.9 million, based on exchange rates at December 31, 2016, which was contributed in January 2017 (Refer to Note 13 — Debt). Another wholly-owned subsidiary of GEO, Ravenhall Finance Co Pty. Limited (“Finance Co”), has entered into a syndicated facility agreement with National Australia Bank Limited to provide the debt financing for the project. Refer to

Note 13 — Debt. In order to fix the interest rate on this variable non-recourse debt, Finance Co has entered into interest rate swap agreements. Refer to Note 8 — Derivative Financial Instruments. Upon completion and commercial acceptance of the facility, in accordance with the Ravenhall Contract, the State will make a lump sum payment of AUD 310 million, or $223.4 million, based on exchange rates as of December 31, 2016, towards a portion of the outstanding balance. This payment is expected to be made by the State in December 2017 and the remaining balance will be paid over the life of the 25-year management contract.

During the D&C Phase, the Company recognizes revenue as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to the estimated total costs for the design and construction of the facility. Costs incurred and estimated earnings in excess of billings is classified as Contract Receivable in the accompanying consolidated balance sheets. The total balance of the Contract Receivable at December 31, 2016 is $443.8 million which is recorded at net present value based on the timing of expected future settlement. Interest income is recorded as earned using an effective interest rate of 8.97%. As the primary contractor, Project Co is exposed to the various risks associated with the D&C Phase. Accordingly, the Company will record construction revenue on a gross basis and include the related costs of construction activities in operating expenses within the Facility Design & Construction segment. Reimbursable pass through costs are excluded from revenues and expenses.

8.	Derivative Financial Instruments

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

Australia — Fullham

The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt, to be an effective cash flow hedge. Accordingly, the Company records the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total net unrealized gain (loss) recognized in the periods and recorded in accumulated other comprehensive income (loss), net of tax, related to this cash flow hedge was not significant for the years ended December 31, 2016 and 2015, respectively. The net unrealized gain (loss) for the years ended December 31, 2016 and 2015 was also not significant. The total value of the swap liability as of December 31, 2016 and 2015 was not significant and is recorded as a component of other liabilities in the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).

Australia — Ravenhall

In September 2014, the Company’s Australian subsidiary entered into interest rate swap agreements to fix the interest rate on its variable rate non-recourse debt related to a prison project in Ravenhall, a locality near Melbourne, Australia to 3.3% during the design and construction phase and 4.2% during the project’s operating phase. Refer to Note 7 — Contract Receivable. The swaps’ notional amounts coincide with scheduled construction draw commitments throughout the project. At December 31, 2016, the swaps had a notional value of approximately AUD 716.0 million, or $516.0 million, based on exchange rates at December 31, 2016, related to the outstanding draws for the design and construction phase and approximately AUD 466.0 million, or $336.0 million, based on exchange rates at December 31, 2016, related to future construction draws. At the onset, the Company had determined that the swaps have payment, expiration dates and provisions that coincide with the terms of the non-recourse debt and the critical terms of the swap agreements and scheduled construction draw commitments are the same and were therefore considered to be effective cash flow hedges. During 2016, certain of the critical terms of the swap agreements no longer coincided with the scheduled construction draw commitments. However, the swaps are still considered to be highly effective and the measurement of any ineffectiveness was not significant during the year ended December 31, 2016. Accordingly, the Company records the change in the fair value of the interest rate swaps in accumulated other comprehensive income, net of applicable income taxes. Total unrealized gains recorded in other comprehensive income, net of tax, related to this cash flow hedge were approximately $1.8 million during the year ended December 31, 2016. The total fair value of the swap liability as of December 31, 2016 was $18.7 million and is recorded as a component of Other Non-Current liabilities within the accompanying consolidated balance sheet. There was no material ineffectiveness for the periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss).

Additionally, upon completion and commercial acceptance of the prison project, the State, in accordance with the prison contract, will make a lump sum payment of AUD 310 million, or $224.0 million, based on exchange rates at December 31, 2016, towards a portion of the outstanding balance which will be used to pay down the principal of the non-recourse debt. This payment from the State is expected to be made in December 2017. The Company’s Australian subsidiary also entered into interest rate cap agreements in September 2014 giving the Company the option to cap the interest rate on its variable non-recourse debt related to the project in the event that the completion of the prison project is delayed which could delay the State’s payment. The Company paid $1.7 million for the interest rate cap agreements. These instruments do not meet the requirements for hedge accounting, and therefore, changes in fair value of the interest rate caps are recorded in earnings. During the year ended December 31, 2016, the Company recorded a loss of $0.1 million related to a decline in the fair value of the interest rate cap assets. As of December 31, 2016, the fair value of the interest rate cap assets was not significant and is included in Other Non-Current Assets in the accompanying consolidated balance sheets.

9.	Goodwill and Other Intangible Assets, Net

Changes in the Company’s goodwill balances recognized during the years ended December 31, 2016 and 2015 were as follows (in thousands):

	December 31, 2015	Acquisitions	Foreign currency translation	December 31, 2016
U.S. Corrections & Detention	$277,774	$—	$—	$277,774
GEO Care	337,257	—	—	337,257
International Services	407	—	(5)	402

Total Goodwill	$615,438	$—	$(5)	$615,433

	December 31, 2014	Acquisition	Foreign currency translation	December 31, 2015
U.S. Corrections & Detention	$170,376	$107,398	$—	$277,774
GEO Care	323,047	14,210	—	337,257
International Services	467	—	(60)	407

Total Goodwill	$493,890	$121,608	$(60)	$615,438

Intangible assets consisted of the following as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016				December 31, 2015
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	15.6	$233,136	$(87,256)	$145,880	$233,041	$(71,538)	$161,503
Technology	7.3	33,700	(20,896)	12,804	33,700	(16,255)	17,445
Trade names	Indefinite	45,200	—	45,200	45,200	—	45,200

Total acquired intangible assets		$312,036	$(108,152)	$203,884	$311,941	$(87,793)	$224,148

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

Amortization expense was $20.4 million, $19.3 million and $15.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, and primarily related to the U.S. Corrections & Detention and GEO Care segments’ amortization of intangible assets for acquired management contracts. The Company relies on its historical experience in determining the useful life of facility management contracts. The Company makes assumptions related to acquired facility management contracts based on the competitive environment for individual contracts, our historical success rates in retaining contracts, the supply of available beds in the market, changes in legislation, the projected profitability of the facilities and other market conditions. As of December 31, 2016, the weighted average period before the next contract renewal or extension for the facility management contracts was approximately 1.6 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the contractual periods.

Estimated amortization expense related to the Company’s finite-lived intangible assets for 2017 through 2021 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
2017	$20,328
2018	17,468
2019	17,140
2020	17,141
2021	15,375
Thereafter	71,232

$158,684

10.	Financial Instruments

The following table provides a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis (in thousands):

		Fair Value Measurements at December 31, 2016
	Carrying Value at December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$15,662	$—	$15,662	$—
Fixed income securities	1,782	—	1,782	—
Interest rate cap derivatives	15	—	15	—
Liabilities:
Interest rate swap derivatives	$18,679	$—	$18,679	$—

		Fair Value Measurements at December 31, 2015
	Carrying Value at December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$13,071	$—	$13,071	$—
Fixed income securities	1,717	—	1,717	—
Interest rate cap derivatives	93	—	93	—
Liabilities:
Interest rate swap derivatives	$20,835	$—	$20,835	$—

The Company’s level 2 financial instruments included in the tables above as of December 31, 2016 and 2015 consist of the Company’s rabbi trust established for GEO employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan, interest rate swaps and interest rate caps held by our Australian subsidiaries and an investment in Canadian dollar denominated fixed income securities. The Company’s restricted investment in the Rabbi Trust is invested in Company owned life insurance policies which are recorded at their cash surrender values. These investments are valued based on the underlying investments held in the policies’ separate account. The Australian subsidiaries’ interest rate swaps and interest rate caps are valued using a discounted cash flow model based on projected Australian borrowing rates. The Canadian dollar denominated securities, not actively traded, are valued using quoted rates for these and similar securities.

11.	Fair Value of Assets and Liabilities

The Company’s Consolidated Balance Sheets reflect certain financial instruments at carrying value. The following table presents the carrying values of those instruments and the corresponding estimated fair values (in thousands):

	Estimated Fair Value Measurements at December 31, 2016
	Carrying Value as of December 31, 2016	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$68,038	$68,038	$68,038	$—	$—
Restricted cash and investments	22,319	22,319	19,614	2,705	—
Liabilities:
Borrowings under Senior Credit Facility	$804,500	$795,008	$—	$795,008	$—
5.875% Senior Notes due 2024	250,000	247,813	—	247,813	—
5.125% Senior Notes	300,000	292,125	—	292,125	—
5.875% Senior Notes due 2022	250,000	254,688	—	254,688	—
6.00% Senior Notes	350,000	346,938	—	346,938	—
Non-recourse debt, Australian subsidiary	454,222	454,185	—	454,185	—
Other non-recourse debt, including current portion	36,280	37,550	—	37,550	—

	Estimated Fair Value Measurements at December 31, 2015
	Carrying Value as of December 31, 2015	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$59,638	$59,638	$59,638	$—	$—
Restricted cash	15,654	15,654	11,536	4,118	—
Liabilities:
Borrowings under Senior Credit Facility	$777,500	$777,500	$—	$777,500	$—
5.875% Senior Notes due 2024	250,000	245,783	—	245,783	—
5.125% Senior Notes	300,000	308,625	—	308,625	—
5.875% Senior Notes due 2022	300,000	285,189	—	285,189	—
6.625% Senior Notes	250,000	248,125	—	248,125	—
Non-recourse debt, Australian subsidiary	204,539	204,531	—	204,531	—
Other non-recourse debt, including current portion	42,592	43,353	—	43,353	—

The fair values of the Company’s cash and cash equivalents, and restricted cash approximates the carrying values of these assets at December 31, 2016 and 2015. Restricted cash consists of money market funds, commercial paper and time deposits used for payments on the Company’s non-recourse debt and asset replacement funds contractually required to be maintained at the Company’s Australian subsidiary. The fair value of the money market funds is based on quoted market prices (level 1) and the fair value of commercial paper and time deposits is based on market prices for similar instruments (level 2). The fair values of the Company’s 6.00% senior unsecured notes due 2026 (the “6.00% Senior Notes”), 5.125% Senior Notes due 2023 (the “5.125% Senior Notes”), 5.875% Senior Notes due 2022 (the “5.875% Senior Notes due 2022”) and the 5.875% Senior Notes due 2024 (the “5.875% Senior Notes due 2024”), although not actively traded, are based on published financial data for these instruments. On April 18, 2016, the Company completed an offering of $350 million aggregate principal amount of the 6.00% Senior Notes. The Company used part of the net proceeds to fund the redemption of any and all of its 6.625% Senior Notes. Refer to Note 13—Debt. The fair value of the Company’s non-recourse debt related to Washington Economic Development Finance Authority (“WEDFA”) is based on market prices for similar instruments. The fair value of the non-recourse debt related to the Company’s Australian subsidiary is based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instrument. The fair value of borrowings under the Senior Credit Facility is also based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.

12.	Accrued Expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	2016	2015
Accrued interest	$20,564	$25,030
Accrued bonus	14,788	10,444
Accrued insurance	52,280	53,745
Accrued property and other taxes	17,379	16,656
Construction retainage	226	1,463
Other	25,859	28,145

Total	$131,096	$135,483

13.	Debt

Debt consisted of the following (in thousands):

	12/31/2016	12/31/2015
Senior Credit Facility:
Term loan	$289,500	$292,500
Unamortized debt issuance costs on term loan	(375)	(486)
Revolver	515,000	485,000

Total Senior Credit Facility	$804,125	$777,014
6.00% Senior Notes:
Notes Due in 2026	$350,000	$—
Unamortized debt issuance costs	(5,770)	—

Total 6.00% Senior Notes Due in 2026	$344,230	$—
5.875% Senior Notes:
Notes Due in 2024	$250,000	$250,000
Unamortized debt issuance costs	(3,773)	(4,140)

Total 5.875% Senior Notes Due in 2024	$246,227	$245,860
5.125% Senior Notes:
Notes Due in 2023	$300,000	$300,000
Unamortized debt issuance costs	(4,786)	(5,358)

Total 5.125% Senior Notes Due in 2023	$295,214	$294,642
5.875% Senior Notes:
Notes Due in 2022	$250,000	$250,000
Unamortized debt issuance costs	(3,923)	(4,564)

Total 5.875% Senior Notes Due in 2022	$246,077	$245,436
6.625% Senior Notes:
Notes Due in 2021	$—	$300,000
Unamortized debt issuance costs	—	(5,198)

Total 6.625% Senior Notes Due in 2021	$—	$294,802
Non-Recourse Debt:
Non-Recourse Debt	$490,902	$247,679
Unamortized debt issuance costs on non-recourse debt	(18,295)	(21,369)
Discount on Non-Recourse Debt	(400)	(548)

Total Non-Recourse Debt	$472,207	$225,762
Capital Lease Obligations	8,693	9,856
Other debt	3,030	1,370

Total debt	$2,419,803	$2,094,742

Current portion of capital lease obligations, long-term debt and non-recourse debt [1]	(238,065)	(17,141)
Capital Lease Obligations, long-term portion	(7,431)	(8,693)
Non-Recourse Debt, long-term portion	(238,842)	(213,098)

Long-Term Debt	$1,935,465	$1,855,810

[1]	Includes a lump sum payment of AUD 310 million, or $224.0 million, based on exchange rates as of December 31, 2016, to be made in December 2017. Refer to Note 7 – Contract Receivable.

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

The Amendment amends certain terms of the Existing Credit Agreement to effect a revolving credit increase in the amount of $200 million, increases to the total leverage thresholds used in the determination of the applicable interest rates, and certain other modifications (the Existing Credit Agreement as so modified, the “Amended Credit Agreement”).

The Amendment provides that each lender (including each Increasing Lender and each Assuming Lender as defined in the Amended Credit Agreement) that executed a lender addendum as a revolving credit lender agrees to provide a revolving credit commitment, inclusive of letters of credit issued thereunder, to the Borrowers at the Amendment Effective Time in an aggregate principal amount equal to $900 million (the“Revolving Credit Commitment”) on the terms set forth in the Amended Credit Agreement. In addition, the Amendment increases the principal amount of letters of credit that may be issued under the Revolving Credit Commitment from $175 million to $300 million.

The Amendment further provides that each Revolving Credit Lender (including each applicable Increasing Lender and each Assuming Lender) that executed a lender addendum as a multicurrency subfacility lender agrees to provide a multicurrency subfacility commitment to the Borrowers and the Australian Borrowers at the Amendment Effective Time in an aggregate principal amount equal to $100 million (the “Multicurrency Subfacility Commitment”) on the terms set forth in the Amended Credit Agreement. The aggregate amount of loans and letters of credit that may be issued under the Revolving Credit Commitment and the Multicurrency Subfacility Commitment may not exceed $900 million.

Giving effect to the Amendment, the Amended Credit Agreement currently evidences a Credit Facility (the “Credit Facility”) consisting of a $291 million Term Loan (the “Term Loan”) bearing interest at LIBOR plus 2.50% (with a LIBOR floor of .75%), and a $900 million revolving credit facility (the “Revolver”) initially bearing interest at LIBOR plus 2.25% (with a LIBOR floor of 0.00%) together with AUD 225 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars (the “Australian LC Facility”). The Amended Credit Agreement also includes a $100 million Multicurrency Subfacility Commitment that is part of the Revolver and a $300 million letter of credit subfacility that is part of the Revolver. The Amended Credit Agreement also has an accordion feature of $450 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions. The Term Loan Maturity Date under the Amended Credit Agreement did not change from the Existing Credit Agreement and is April 3, 2020. The Amendment amended the termination date for the Revolving Credit Commitment component to May 19, 2021; provided, that if on October 3, 2019 both the maturity dates of all Term Loans and Incremental Term Loans have not been extended to November 19, 2021 or a later date, and the senior secured leverage ratio exceeds 2.50 to 1.00, then the termination date of the Revolving Credit Commitments will be October 3, 2019. The Amendment amended the maturity date for the performance letter of credit component of the Australian LC Facility to October 1, 2016, and the maturity date for the financial letter of credit component of the Australian LC Facility to February 15, 2017. On September 9, 2016, the performance letter of credit component of the Australian LC Facility was reduced by AUD 110 million after the Company executed a Letter of Offer by and among GEO and HSBC Bank Australia Limited (the “Letter of Offer”)

providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of AUD 100 million as further discussed below. In January 2017, the remaining Australian LC Facility of AUD 115 million was used to fund the Company’s capital contribution towards the design and construction of a prison project in Ravenhall, a locality near Melbourne, Australia (Refer to Note 7-Contract Receivable). On January 31, 2017, the Australian LC Facility related to the financial letters of credit was reduced to zero.

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

On August 18, 2016, the Company executed a Letter of Offer by and among GEO and HSBC Bank Australia Limited (the “Letter of Offer”) providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of AUD 100 million, or $72.1 million, based on exchange rates in effect as of December 31, 2016 (collectively, the “Bank Guarantee Facility”). The Bank Guarantee Facility allows GEO to provide letters of credit to assure performance of certain obligations of its wholly owned subsidiary relating to its prison project in Ravenhall, located near Melbourne, Australia and replaced the performance letter of credit discussed above which was previously included in the Amended Credit Agreement. The Bank Guarantee Facility is unsecured. The issuance of letters of credit under the Bank Guarantee Facility is subject to the satisfaction of the conditions precedent specified in the Letter of Offer. Letters of credit issued under the bank guarantee lines are due on demand and letters of credit issued under the bank guarantee/standby sub-facility cannot have a duration exceeding twelve months. The Bank Guarantee Facility may be terminated by HSBC on 90 days written notice. As of December 31, 2016, there was AUD 100 million in letters of credit issued under the Bank Guarantee Facility.

As of December 31, 2016, the Company had $289.5 million in aggregate borrowings outstanding under the Term Loan, $515.0 million in borrowings under the Revolver, and approximately $53.6 million in letters of credit which left $331.4 million in additional borrowing capacity under the Revolver. In addition, the Company has the ability to increase the Senior Credit Facility by an additional $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions thereunder. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of December 31, 2016 was 3.1%. At December 31, 2016, the Company had approximately AUD 215.0 million in letters of credit outstanding under the Australian LC Facility in connection with certain performance and financing guarantees related to the Ravenhall Prison Project.

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

Up to 35% of the aggregate principal amount of the 6.00% Senior Notes may be redeemed on or prior to April 15, 2019, with the net cash proceeds from certain equity offerings at a redemption price equal to 106.000% of their principal amount, plus accrued and unpaid interest, if any, to the redemption date. In addition, GEO may, at its option, redeem the 6.00% Senior Notes in whole or in part before April 15, 2021 at a redemption price equal to 100% of the principal amount of the 6.00% Senior Notes being redeemed plus a “make-whole” premium, together with accrued and unpaid interest, if any, to the redemption date.

On or after April 15, 2021, GEO may, at its option, redeem all or part of the 6.00% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if any, on the 6.00% Senior Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on April 15 of the years indicated below:

Year	Percentage
2021	103.000%
2022	102.000%
2023	101.000%
2024 and thereafter	100.000%

If there is a “change of control” (as defined in the Indenture), holders of the 6.00% Senior Notes will have the right to cause GEO to repurchase their 6.00% Senior Notes at a price equal to 101% of the principal amount of the 6.00% Senior Notes repurchased plus accrued and unpaid interest, if any, to the purchase date.

The 6.00% Senior Notes are guaranteed on a senior unsecured basis by the Guarantors. The 6.00% Senior Notes and the guarantees are unsecured, unsubordinated obligations of GEO and the Guarantors. The 6.00% Senior Notes rank equally in right of payment with any unsecured, unsubordinated indebtedness of GEO and the Guarantors, including GEO’s 5.875% Senior Notes due 2022, the 5.125% Senior Notes due 2023 and the 5.875% Senior Notes due 2024, and the guarantors’ guarantees thereof, senior in right of payment to any future indebtedness of GEO and the Guarantors that is expressly subordinated to the 6.00% Senior Notes and the guarantees, effectively junior to any secured indebtedness of GEO and the Guarantors, including indebtedness under GEO’s Second Amended and Restated Credit Agreement, dated as of August 27, 2014, by and among GEO, GEO Corrections Holdings, Inc., BNP Paribas, as Administrative Agent, BNP Paribas Securities Corp., as Lead Arranger, and the lenders who are, or may from time to time become, a party thereto (“Credit Agreement”), to the extent of the value of the assets securing such indebtedness, and structurally junior to all obligations of GEO’s subsidiaries that are not Guarantors, including trade payables.

The Indenture contains covenants which, among other things, limit the ability of GEO and its “restricted subsidiaries” (as defined in the Indenture) to incur additional indebtedness or issue preferred stock, make dividend payments or other restricted payments (other than the payment of dividends or other distributions, or any other actions necessary to maintain GEO’s status as a real estate investment trust), create liens, sell assets, engage in sale and lease back transactions, create or permit restrictions on the ability of the restricted subsidiaries to pay dividends or make other distributions to GEO, enter into transactions with affiliates, and enter into mergers, consolidations or sales of all or substantially all of their assets. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture.

The Indenture also contains events of default with respect to, among other things, the following: failure by GEO to pay interest on the 6.00% Senior Notes when due, which failure continues for 30 days; failure by GEO to pay the principal of, or premium, if any, on, the 6.00% Senior Notes when due; failure by GEO or any of its restricted subsidiaries to comply with their obligations to offer to repurchase the 6.00% Senior Notes at the option of the holders of the 6.00% Senior Notes upon a change of control, to offer to redeem the 6.00% Senior Notes under certain circumstances in connection with asset sales with “excess proceeds” (as defined in the Indenture) in excess of $50.0 million or to observe certain restrictions on mergers, consolidations and sales of substantially all of their assets; the failure by GEO or any Guarantor to comply with any of the other agreements in the Indenture, which failure continues for 60 days after notice; and certain events of bankruptcy or insolvency of GEO or a restricted subsidiary that is a significant subsidiary or any group of restricted subsidiaries that together would constitute a significant subsidiary.

6.625% Senior Notes due 2021

On February 10, 2011, the Company completed a private offering of $300 million in aggregate principal amount of its 6.625% Senior Notes. Interest on the 6.625% Senior Notes accrued at the stated rate. The Company paid interest semi-annually in arrears on February 15 and August 15 of each year.

On April 11, 2016, the Company announced that it had commenced a cash tender offer for any and all of its $300 million aggregate principal amount of its 6.625% Senior Notes due 2021. On April 18, 2016, the Company completed the purchase of $231 million in aggregate principal amount of its 6.625% Senior Notes validly tendered in connection with the Company’s tender offer on or prior to the expiration time. On May 20, 2016, the Company completed the redemption of the remaining 6.625% Senior Notes in connection with the terms of the notice of redemption delivered to the note holders on April 20, 2016 pursuant to the terms of the indenture governing the 6.625% Senior Notes. The Company financed the purchase of the 6.625% Senior Notes under the tender offer with part of the net cash proceeds from the 6.00% Senior Notes (see discussion above). As a result of the tender offer and redemption, the Company incurred a $15.9 million loss on extinguishment of debt related to the tender premium and deferred costs associated with the 6.625% Senior Notes.

5.875% Senior Notes due 2024

On September 25, 2014, the Company completed an offering of $250.0 million aggregate principal amount of senior unsecured notes (the “5.875% Senior Notes due 2024”). The notes will mature on October 15, 2024 and have a coupon rate and yield to maturity of 5.875%. Interest is payable semi-annually in cash in arrears on April 15 and October 15, beginning April 15, 2015. The 5.875% Senior Notes due 2024 are guaranteed on a senior unsecured basis by all the Company’s restricted subsidiaries that guarantee obligations. The 5.875% Senior Notes due 2024 rank equally in right of payment with any unsecured, unsubordinated indebtedness of the Company and the guarantors, including the Company’s 6.625% senior notes due 2021, the 5.875% senior notes due 2022, the 5.125% senior notes due 2023, and the guarantors’ guarantees thereof, senior in right of payment to any future indebtedness of the Company and the guarantors that is expressly subordinated to the 5.875% Senior Notes due 2024 and the guarantees, effectively junior to any secured indebtedness of the Company and the guarantors, including indebtedness under the Company’s senior credit facility, to the extent of the value of the assets securing such indebtedness, and structurally junior to all obligations of the Company’s subsidiaries that are not guarantors. The sale of the 5.875% Senior Notes due 2024 was registered under the Company’s automatic shelf registration statement on Form S-3 filed on September 12, 2014, as supplemented by the Preliminary Prospectus Supplement filed on September 22, 2014 and the Prospectus Supplement filed on September 24, 2014. The Company capitalized $4.6 million of deferred financing costs in connection with the offering.

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

The indenture also contains events of default with respect to, among other things, the following: failure by the Company to pay interest on the 5.875% Senior Notes due 2024 when due, which failure continues for 30 days; failure by the Company to pay the principal of, or premium, if any, on, the 5.875% Senior Notes due 2024 when due; failure by the Company or any of its restricted subsidiaries to comply with their obligations to offer to repurchase the 5.875% Senior Notes due 2024 at the option of the holders of the 5.875% Senior Notes due 2024 upon a change of control, to offer to redeem the 5.875% Senior Notes due 2024 under certain circumstances in connection with asset sales with excess proceeds in excess of $25.0 million or to observe certain restrictions on mergers, consolidations and sales of substantially all of their assets; the failure by the Company or any guarantor to comply with any of the other agreements in the indenture, which failure continues for 60 days after notice; and certain events of bankruptcy or insolvency of GEO or a restricted subsidiary that is a significant subsidiary or any group of restricted subsidiaries that together would constitute a significant subsidiary. The Company was in compliance with all of the financial covenants of the indenture governing the 5.875% Senior Notes due 2024 as of December 31, 2016.

5.125% Senior Notes

On March 19, 2013, the Company completed an offering of $300.0 million aggregate principal amount of senior unsecured notes in a private offering under the Indenture dated as of March 19, 2013 among GEO, certain of its domestic subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee. The 5.125% Senior Notes were offered and sold to “qualified institutional buyers” in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons in accordance with Regulation S under the Securities Act. The notes will mature on April 1, 2023 and have a coupon rate and yield to maturity of 5.125%. Interest is payable semi-annually on April 1 and October 1 each year, beginning October 1, 2013. The 5.125% Senior Notes are guaranteed on a senior unsecured basis by all of the Company’s restricted subsidiaries that guarantee obligations under the Senior Credit Facility, the Company’s 6.00% Senior Notes, the Company’s 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024. The 5.125% Senior Notes and the guarantees are the Company’s general unsecured senior obligations and rank equally in right of payment with all of the Company’s and the guarantors’ existing and future unsecured senior debt, including the Company’s 6.00% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024. The 5.125% Senior Notes and the guarantees are effectively subordinated to any of the Company’s and the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt, including all anticipated borrowings under the Senior Credit Facility. The 5.125% Senior Notes are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 5.125% Senior Notes.

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

On April 3, 2013, the Company’s Prior Senior Credit Facility was refinanced and a portion of the proceeds of the 5.125% Senior Notes were used to pay the outstanding Prior Term Loans under the Senior Credit Facility. Loan costs of $6.8 million were incurred and capitalized in connection with the issuance of the 5.125% Senior Notes. The Company incurred a $4.4 million loss on extinguishment of debt related to unamortized deferred financing costs and unamortized debt discount pertaining to the Prior Senior Credit Facility and $1.1 million in fees related to the new Credit Agreement.

If there is a “change of control” (as defined in the Indenture), holders of the 5.125% Senior Notes will have the right to cause GEO to repurchase their 5.125% Senior Notes at a price equal to 101% of the principal amount of the 5.125% Senior Notes repurchased plus accrued and unpaid interest and Liquidated Damages, if any, to the purchase date.

The indenture governing the 5.125% Senior Notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of the Company’s assets. As of the date of the indenture, all of the Company’s subsidiaries, other than certain dormant domestic and other subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. The Company’s failure to comply with certain of the covenants under the indenture governing the 5.125% Senior Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company was in compliance with all of the financial covenants of the indenture governing the 5.125% Senior Notes as of December 31, 2016.

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

5.875% Senior Notes due 2022

On October 3, 2013, the Company completed an offering of $250.0 million aggregate principal amount of senior notes due 2022 (the “5.875% Senior Notes due 2022”) in a private offering under the Indenture dated as of October 3, 2013 among GEO, certain of its domestic subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee. The 5.875% Senior Notes due 2022 were offered and sold to “qualified institutional buyers” in accordance with Rule 144A under the Securities Act, and outside the United States to non-U.S. persons in accordance with Regulations S under the Securities Act. The 5.875% Senior Notes due 2022 were issued at a coupon rate and yield to maturity of 5.875%. Interest on the 5.875% Senior Notes due 2022 is payable semi-annually in cash in arrears on January 15 and July 15, commencing on January 15, 2014. The 5.875% Senior Notes due 2022 mature on January 15, 2022. The 5.875% Senior Notes due 2022 and the guarantees are the Company’s general unsecured senior obligations and rank equally in right of payment with all of the Company’s and the guarantors’ existing and future unsecured senior debt, including the Company’s 6.00% Senior Notes, the 5.125% Senior Notes and the 5.875% Senior Notes due 2024. The 5.875% Senior Notes due 2022 and the guarantees are effectively subordinated to any of the Company’s and the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt, including all anticipated borrowings under the Senior Credit Facility. The 5.875% Senior Notes due 2022 are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 5.875% Senior Notes due 2022.

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

If there is a “change of control” (as defined in the Indenture), holders of the 5.875% Senior Notes due 2022 will have the right to cause GEO to repurchase their 5.875% Senior Notes due 2022 at a price equal to 101% of the principal amount of the 5.875% Senior Notes due 2022 repurchased plus accrued and unpaid interest and Liquidated Damages, if any, to the purchase date.

The indenture governing the notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of the Company’s assets. As of the date of the indenture, all of the Company’s subsidiaries, other than certain dormant domestic and other subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. The Company’s failure to comply with certain of the covenants under the indenture governing the 5.875% Senior Notes due 2022 could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company was in compliance with all of the financial covenants of the indenture governing the 5.875% Senior Notes due 2022 as of December 31, 2016.

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

Non-Recourse Debt

Northwest Detention Center

On December 9, 2011, the Washington Economic Development Finance Authority issued $54.4 million of its Washington Economic Development Finance Authority Taxable Economic Development Revenue Bonds, series 2011 (“2011 Revenue Bonds”). The bonds were rated AA- by Standard & Poor’s Ratings Services and the scheduled payment of principal and interest is guaranteed by municipal bond insurance issued by Assured Guaranty Municipal Corp. The 2011 Revenue Bonds have an average all-in cost of approximately 6.4%, including debt issuance costs and the bond discount, and maturity dates ranging through October 1, 2021. The 2011 Revenue Bonds were issued to provide funds to make a loan to CSC of Tacoma, LLC for purposes of reimbursing GEO for costs incurred by GEO for the 2009 expansion of the Northwest Detention Facility and paying the costs of issuing the 2011 Revenue Bonds. The payment of principal and interest on the bonds is non-recourse to GEO. None of the bonds nor CSC’s obligations under the loan are obligations of GEO nor are they guaranteed by GEO.

As of December 31, 2016, the remaining balance of the debt service requirement related to the 2011 Revenue Bonds is $36.7 million, of which $6.7 million is classified as current in the accompanying balance sheet. As of December 31, 2016, included in restricted cash and investments is $5.9 million (all current) of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves which had not been released to the Company as of December 31, 2016.

Australia — Fulham

The Company’s wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to the Company and total $2.6 million (AUD 3.6 million) and $9.0 million (AUD 12.4 million) at December 31, 2016 and 2015, respectively, based on exchange rates in effect as of December 31, 2016. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million (along with interest earned on the account) which, at December 31, 2016, was $3.6 million (including interest) based on exchange rates in effect as of December 31, 2016. This amount is included in non-current restricted cash and the annual maturities of the future debt obligation are included in Non-Recourse Debt.

Australia — Ravenhall

In connection with a new design and build prison project agreement with the State of Victoria, in September 2014 the Company entered into a syndicated facility agreement (the “Construction Facility”) with National Australia Bank Limited to provide debt financing for construction of the project. Refer to Note 7 — Contract Receivable. The Construction Facility provides for non-recourse funding up to AUD 791 million, or $570.1 million, based on exchange rates as of December 31, 2016. Construction draws will be funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility is through October 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. After October 2019, the Construction Facility will be converted to a term loan with payments due quarterly beginning in 2019 through 2041. In accordance with the terms of the Construction Facility, upon completion and commercial acceptance of the prison, in accordance with the prison contract, the State will make a lump sum payment of AUD 310 million, or $224.0 million, based on exchange rates as of December 31, 2016, which will be used to pay down a portion of the outstanding principal balance. The remaining outstanding principal balance will be repaid over the term of the operating agreement. As of December 31, 2016, $451.6 million was outstanding under the Construction Facility. The Company also entered into interest rate swap and interest rate cap agreements related to its non-recourse debt in connection with the project. Refer to Note 8 — Derivative Financial Instruments.

Debt Repayment

Debt repayment schedules under Capital Lease Obligations, Long-Term Debt, Non-Recourse Debt and the Senior Credit Facility are as follows:

Fiscal Year	Capital Leases	Long-Term Debt	Non- Recourse Debt	Revolver	Term Loans	Total Annual Repayment
	(In thousands)
2017	$1,934	$436	$233,365	$—	$3,000	$238,735
2018	1,936	452	6,970	—	3,000	12,358
2019	1,934	454	7,280	—	3,000	12,668
2020	1,934	209	7,665	—	280,500	290,308
2021	1,936	132	8,065	515,000	—	525,133
Thereafter	1,233	1,151,348	227,557	—	—	1,380,138

	10,907	1,153,031	490,902	515,000	289,500	2,459,340
Interest imputed on Capital Leases	(2,215)	—	—	—	—	(2,215)
Original issuer’s discount	—	—	(400)	—	—	(400)
Current portion	(1,264)	(436)	(233,365)	—	(3,000)	(238,065)

Non-current portion	$7,428	$1,152,595	$257,137	$515,000	$286,500	$2,218,660

Guarantees

The Company has entered into certain guarantees in connection with the financing and construction performance of a facility in Australia (Refer to Note 7-Contract Receivable). The obligations amounted to approximately AUD 215 million, or $154.9 million, based on exchange rates as of December 31, 2016. These guarantees are secured by outstanding letters of credit under the Company’s Revolver as of December 31, 2016.

At December 31, 2016, the Company also had thirteen letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $19.0 million.

In addition to the above, in connection with the creation of SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements to SACS’ senior lenders through the issuance of letters of credit for 7.3 million South African Rand, or $0.5 million based on exchange rates as of December 31, 2016. Additionally, SACS was required to fund a Rectification Account for the repayment of certain costs in the event of contract termination. In the event SACS is unable to maintain the required funding in the Rectification Account, the guarantee for the shortfall will need to be re-instated. This guarantee is included as part of the value of the Company’s outstanding letters of credit under its Revolver as of December 31, 2016. No amounts have been drawn against these letters of credit.

The Company has also agreed to provide a loan, of up to 20.0 million South African Rand, or $1.5 million based on exchange rates as of December 31, 2016, referred to as the Shareholder’s Loan, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Shareholder’s Loan, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Shareholder’s Loan expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. The lenders’ ability to draw on the Shareholder’s Loan is limited to certain circumstances, including termination of the contract.

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

In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a trust. The potential estimated exposure of these obligations is Canadian Dollar $1.5 million, or $1.1 million based on exchange rates as of December 31, 2016, commencing in 2017. The Company has a liability of $1.1 million and $2.0 million related to this exposure included in Other Non-Current Liabilities as of December 31, 2016 and 2015, respectively. To secure this guarantee, the Company purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset equal to the current fair value of those securities included in Other Non-Current Assets as of December 31, 2016 and 2015, respectively, on its consolidated balance sheets. The Company does not currently operate or manage this facility.

In connection with the creation of GEOAmey, the Company and its joint venture partner guarantee the availability of working capital in equal proportion to ensure that GEOAmey can comply with current and future contractual commitments related to the performance of its operations. The Company and the 50% joint venture partner have each extended a £12 million line of credit of which £3.5 million, or $4.3 million based on exchange rates as of December 31, 2016, was outstanding as of December 31, 2016. The Company’s maximum exposure relative to the joint venture is its note receivable of $4.3 million and future financial support necessary to guarantee performance under the contract.

Except as discussed above, the Company does not have any off balance sheet arrangements.

14.	Benefit Plans

The Company’s employees participate in an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code that covers substantially all U.S. based salaried employees. Employees may contribute a percentage of eligible compensation to the plan, subject to certain limits under the Internal Revenue Code. For the years ended December 31, 2016, 2015 and 2014, the Company provided matching contributions of $4.4 million, $3.8 million and $3.2 million, respectively.

The Company has two non-contributory defined benefit pension plans covering certain of the Company’s executives. Retirement benefits are based on years of service, employees’ average compensation for the last five years prior to retirement and social security benefits. Currently, the plans are not funded. The Company purchased and is the beneficiary of life insurance policies for certain participants enrolled in the plans. There were no significant transactions between the employer or related parties and the plans during 2016, 2015 or 2014.

As of December 31, 2016, the Company had a non-qualified deferred compensation agreement with its Chief Executive Officer (“CEO”). In August 2012, the CEO’s agreement was amended to eliminate the tax gross-up provision which was previously applicable to his lump sum retirement payment and in exchange for the elimination of the tax gross-up provision, the amount of the lump sum retirement payment which Mr. Zoley is entitled to receive has been proportionately increased so that he would receive substantially the same net benefit as he would have otherwise received had the tax gross-up remained in the plan. The current agreement provides for a lump sum payment upon retirement, no sooner than age 55. As of December 31, 2016, the CEO had reached age 55 and was eligible to receive the payment upon retirement. If the Company’s CEO had retired as of December 31, 2016, the Company would have had to pay him $7.7 million. The long-term portion of the pension liability related to the defined benefit plans and the deferred compensation agreement with the CEO as of December 31, 2016 and 2015 was $28.3 million and $25.6 million, respectively, and is included in Other Non-Current liabilities in the accompanying consolidated balance sheets.

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

	Year Ended December 31, 2016	Year Ended December 2015
Accumulated Benefit Obligation, End of Year	$22,515	$20,323
Change in Projected Benefit Obligation
Projected Benefit Obligation, Beginning of Year	$25,935	$25,826
Service Cost	995	1,173
Interest Cost	1,155	1,082
Actuarial (Gain) Loss	1,031	(1,818)
Benefits Paid	(492)	(328)

Projected Benefit Obligation, End of Year	$28,624	$25,935

Change in Plan Assets
Plan Assets at Fair Value, Beginning of Year	$—	$—
Company Contributions	492	328
Benefits Paid	(492)	(328)

Plan Assets at Fair Value, End of Year	$—	$—

Unfunded Status of the Plan	$(28,624)	$(25,935)

Amounts Recognized in Accumulated Other Comprehensive Income
Net Loss	5,561	4,743

Total Pension Cost	$5,561	$4,743

	2016	2015
Components of Net Periodic Benefit Cost
Service Cost	$995	$1,173
Interest Cost	1,155	1,082
Amortization of:
Net Loss	213	427

Net Periodic Pension Cost	$2,363	$2,682

Weighted Average Assumptions for Expense
Discount Rate	4.50%	4.75%
Expected Return on Plan Assets	N/A	N/A
Rate of Compensation Increase	4.40%	4.40%

The amount included in accumulated other comprehensive income as of December 31, 2016 that has not yet been recognized as a component of net periodic benefit cost is $3.7 million. The amount included in other accumulated comprehensive income as of December 31, 2016 that is expected to be recognized as a component of net periodic benefit cost in fiscal year 2017 is $0.3 million.

The benefit payments reflected in the table below represent the Company’s obligations to employees that are eligible for retirement or have already retired and are receiving deferred compensation benefits:

Fiscal Year	Pension Benefits
(In thousands)
2017	$8,349
2018	687
2019	815
2020	830
2021	822
Thereafter	17,121

$28,624

The Company also maintains The GEO Group Inc. Deferred Compensation Plan (“Deferred Compensation Plan”), a non-qualified deferred compensation plan for employees who are ineligible to participate in its qualified 401(k) plan. Eligible employees may defer a fixed percentage of their salary and the Company matches employee contributions up to a certain amount based on the employee’s years of service. Payments will be made at retirement age of 65, at termination of employment or earlier depending on the employees’ elections. The Company established a rabbi trust; the purpose of which is to segregate the assets of the Deferred Compensation Plan from the Company’s cash balances. The funds in the rabbi trust are included in Restricted Cash and Investments in the accompanying Consolidated Balance Sheets. These funds are not available to the Company for any purpose other than to fund the Deferred Compensation Plan; however, these funds may be available to the Company’s creditors in the event the Company becomes insolvent. All employee and employer contributions relative to the Deferred Compensation Plan are made directly to the rabbi trust. The Company recognized expense related to its contributions of $0.1 million, $0.1 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014 respectively. The total liability for this plan at December 31, 2016 and 2015 was $16.2 million and $13.8 million, respectively and is included in Other Non-Current Liabilities in the accompanying Consolidated Balance Sheets. The current portion of the liability was $0.8 million and $1.2 million as of December 31, 2016 and 2015, respectively.

15.	Business Segments and Geographic Information

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

Fiscal Year	2016	2015	2014
Revenues:
U.S. Corrections & Detention	$1,375,277	$1,240,440	$1,108,397
GEO Care	394,449	340,918	329,253
International Services	157,363	154,902	197,992
Facility Construction and Design [1]	252,401	107,047	55,978

Total revenues	$2,179,490	$1,843,307	$1,691,620

Capital Expenditures:
U.S. Corrections & Detention	$40,764	$76,070	$74,044
GEO Care	35,001	39,523	36,747
International Services	5,800	1,988	3,433

Total capital expenditures	$81,565	$117,581	$114,224

Depreciation and amortization:
U.S. Corrections & Detention	$74,154	$70,486	$63,690
GEO Care	38,687	33,582	29,766
International Services	2,075	2,688	2,715

Total depreciation and amortization	$114,916	$106,756	$96,171

Operating Income:
U.S. Corrections & Detention	$296,078	$281,945	$263,027
GEO Care	111,780	82,806	80,152
International Services	5,809	7,666	6,130
Facility Construction & Design [1]	626	352	440

Operating income from segments	$414,293	$372,769	$349,749

General and Administrative Expenses	(148,709)	(137,040)	(115,018)

Total operating income	$265,584	$235,729	$234,731

[1]	The Company began the design and construction of a new prison located in Ravenhall, a locality near Melbourne, Australia in 2014. There were no capital expenditures or depreciation or amortization associated with this segment in 2016 or 2015. Refer to Note 7-Contract Receivable.

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates, in each case, during the years ended December 31, 2016, 2015 and 2014, respectively.

Fiscal Year Ended	2016	2015	2014
	(In thousands)
Operating income from segments	$414,293	$372,769	$349,749
Unallocated amounts:
General and administrative expense	(148,709)	(137,040)	(115,018)
Net interest expense	(100,222)	(94,558)	(82,621)
Loss on extinguishment of debt	(15,885)	—	—

Income before income taxes and equity in earnings of affiliates	$149,477	$141,171	$152,110

	2016	2015
	(In thousands)
Segment assets:
U.S. Corrections & Detention	$2,390,705	$2,396,076
GEO Care	711,795	722,248
International Services	64,417	43,589
Facility Construction & Design	446,434	176,638

Total segment assets	$3,613,351	$3,338,551

Asset Reconciliation

The following is a reconciliation of the Company’s reportable segment assets to the Company’s total assets as of December 31, 2016 and 2015, respectively.

	2016	2015
	(In thousands)
Reportable segment assets	$3,613,351	$3,338,551
Cash	68,038	59,638
Deferred income tax assets	30,039	35,313
Restricted cash and investments, current and non-current	37,981	28,725

Total assets	$3,749,409	$3,462,227

Geographic Information

During each of the years ended December 31, 2016, 2015 and 2014, the Company’s international operations were conducted through (i) the Company’s wholly owned Australian subsidiary, The GEO Group Australia Pty. Ltd., through which the Company has management contracts for four correctional facilities, (ii) the Company’s wholly owned subsidiaries, GEO Ravenhall Finance Holdings Pty. Ltd. and GEO Ravenhall Holdings Pty. Ltd. which, together, have a design and construction contract for a new prison in Ravenhall, Australia, (iii) the Company’s consolidated joint venture in South Africa, SACM, through which the Company manages one correctional facility, and (iv) the Company’s wholly-owned subsidiary in the United Kingdom, The GEO Group UK Ltd., through which the Company manages the Dungavel House Immigration Removal Centre.

Fiscal Year	2016	2015	2014
	(In thousands)
Revenues:
U.S. operations	$1,770,273	$1,581,811	$1,438,144
Australia operations	388,361	237,731	210,577
South African operations	13,658	14,964	16,831
United Kingdom operations	7,198	8,801	26,068

Total revenues	$2,179,490	$1,843,307	$1,691,620

Property and Equipment, net:
U.S. operations	$1,887,043	$1,910,378	$1,765,391
Australia operations	10,053	5,871	5,923
South African operations	145	90	127
United Kingdom operations	—	47	725

Total Property and Equipment, net	$1,897,241	$1,916,386	$1,772,166

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

Fiscal Year	2016	2015	2014
	(In thousands)
Revenues:
Corrections & Detention	$1,532,640	$1,395,342	$1,306,389
GEO Care	394,449	340,918	329,253
Facility Construction and Design	252,401	107,047	55,978

Total revenues	$2,179,490	$1,843,307	$1,691,620

Equity in Earnings of Affiliates

Equity in earnings of affiliates for 2016, 2015 and 2014 includes the operating results of the Company’s joint ventures in SACS and GEOAmey. These joint ventures are accounted for under the equity method and the Company’s investments in SACS and GEOAmey are presented as a component of other non-current assets in the accompanying Consolidated Balance Sheets.

The Company has recorded $4.3 million, $4.7 million and $5.1 million in earnings, net of tax impact, for SACS operations during the years ended December 31, 2016, 2015 and 2014, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying Consolidated Statements of Operations. As of December 31, 2016 and 2015, the Company’s investment in SACS was $11.8 million and $9.0 million, respectively. The investment is included in other non-current assets in the accompanying Consolidated Balance Sheets. The Company received dividend distributions of $1.6 million and $3.2 million, in 2016 and 2015, respectively from this unconsolidated joint venture.

The Company has recorded $2.6 million, $0.8 million and $0.7 million in earnings, net of tax impact, for GEOAmey’s operations during the years ended December 31, 2016, 2015 and 2014, respectively, which are included in equity in earnings of affiliates, net of income tax provision, in the accompanying Consolidated Statements of Operations. As of December 31, 2016 and 2015, the Company’s investment in GEOAmey was $1.3 million and $(1.2) million, respectively, and represents its share of cumulative reported earnings (losses).

Losses in excess of the Company’s investment had been recognized as the Company has provided certain loans and guarantees to provide financial support to GEOAmey (Refer to Note 13-Debt and Note 1 — Summary of Business Organization, Operations and Significant Account Policies — Note Receivable from Joint Venture).

Business Concentration

Except for the major customer noted in the following table, no other single customer made up greater than 10% of the Company’s consolidated revenues for the following fiscal years:

Customer	2016	2015	2014
Various agencies of the U.S Federal Government:	48%	45%	42%

The concentrations above relate entirely to the Company’s U.S. Corrections & Detention segment.

Credit risk related to accounts receivable is reflective of the related revenues.

16.	Income Taxes

The United States and foreign components of income before income taxes and equity in earnings in affiliates are as follows:

	2016	2015	2014
	(In thousands)
Income before income taxes and equity in earnings in affiliates
United States	$139,937	$130,752	$145,656
Foreign	9,540	10,419	6,454

Income before income taxes and equity in earnings in affiliates	$149,477	$141,171	$152,110

The provision for income taxes consists of the following components:

	2016	2015	2014
	(In thousands)
Federal income taxes:
Current	$5,801	$3,437	$12,393
Deferred	(3,541)	(1,924)	(5,393)

	2,260	1,513	7,000

State income taxes:
Current	2,764	683	4,302
Deferred	(1,792)	684	(1,422)

	972	1,367	2,880

Foreign income taxes:
Current	5,302	5,643	7,753
Deferred	(630)	(1,134)	(3,540)

	4,672	4,509	4,213

Total U.S. and foreign provision for income taxes	$7,904	$7,389	$14,093

A reconciliation of the statutory U.S. federal tax rate of 35.00% and the effective income tax rate is as follows:

	2016	2015	2014
	(In thousands)
Provisions using statutory federal income tax rate	$52,317	$49,410	$53,239
State income taxes (benefit), net of federal tax benefit	1,161	(322)	2,510
REIT Benefit	(41,479)	(42,536)	(44,538)
Change in contingent tax liabilities	(403)	(395)	(576)
Change in valuation allowance	243	3,702	664
Other, net	(3,935)	(2,470)	2,794

Total provision for income taxes	$7,904	$7,389	$14,093

The Company’s effective tax rate, beginning in 2013, differs from the U.S. statutory rate of 35.0% primarily due to a zero tax rate on earnings generated by the Company’s REIT operations. State income taxes (benefit), net of federal tax benefits of $1.2 million, $(0.3) million and $2.5 million for 2016, 2015 and 2014, respectively, is presented exclusive of the related change in valuation allowance of state income tax deferred items. Net of the related change in valuation allowances the state income taxes, net of federal tax benefits is $1.2 million, $0.9 million and $2.5 million for 2016, 2015 and 2014, respectively.

The following table presents the breakdown between current and non-current net deferred tax assets as of December 31, 2016 and 2015:

	2016	2015
	(In thousands)
Deferred tax assets — current	$—	$27,914
Deferred tax liabilities — current (1)	—	(47)
Deferred tax assets — non current	30,039	7,399
Deferred tax liabilities — non current	—	(11,471)

Total net deferred tax assets	$30,039	$23,795

(1)	Deferred tax liabilities — current is included in Accrued Expenses in the accompanying consolidated balance sheet as of December 31, 2015.

The significant components of the Company’s deferred tax assets and liabilities consisted of the following as of December 31, 2016 and 2015:

	2016	2015
	(In thousands)
Deferred tax assets:
Net operating losses	$32,088	$24,992
Accrued liabilities	26,355	26,524
Deferred compensation	14,273	12,362
Accrued compensation	6,527	5,920
Deferred revenue	4,564	5,692
Deferred rent	2,469	3,921
Tax credits	4,524	4,670
Equity awards	4,296	5,031
Other, net	1,260	1,746
Valuation allowance	(17,312)	(17,069)

Total deferred tax assets	$79,044	$73,789

Deferred tax liabilities:
Intangible assets	$(40,935)	$(44,067)
Capitalized transaction costs	(5,945)	(3,416)
Depreciation	(2,125)	(2,511)

Total deferred tax liabilities	$(49,005)	$(49,994)

Total net deferred tax assets	$30,039	$23,795

Deferred income taxes should be reduced by a valuation allowance if it is not more likely than not that some portion or all of the deferred tax assets will be realized. On a periodic basis, management evaluates and determines the amount of the valuation allowance required and adjusts such valuation allowance accordingly. At year end 2016 and 2015, the Company has a valuation allowance of $17.3 million and $17.1 million, respectively related to deferred tax assets for foreign net operating losses, state net operating losses and state tax credits. The valuation allowance increased by $0.2 million during the year ended December 31, 2016.

The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are permanently invested outside the United States. At December 31, 2016, $6.1 million of accumulated undistributed earnings of non-U.S. subsidiaries were permanently invested. At the existing U.S. federal income and applicable foreign withholding tax rates, additional taxes (net of foreign tax credits) of $0.3 million, consisting solely of withholding taxes, would have to be provided if such earnings were remitted currently.

As of the year ended December 31, 2016, the Company had $0.3 million of Federal net operating loss carryforwards which begin to expire in 2035 and $146.0 million of combined net operating loss carryforwards in various states which began to expire in 2017. The Company has recorded a partial valuation allowance against the deferred tax assets related to the state operating losses.

Also as of the year ended December 31, 2016, the Company had $83.2 million of foreign operating losses which carry forward indefinitely and $3.5 million of state tax credits which begin to expire in 2019. The Company has recorded a partial valuation allowance against the deferred tax assets related to the foreign operating losses and state tax credits.

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. The exercise of non-qualified stock options and vesting of restricted stock awards which have been granted under the Company’s equity award plans give rise to compensation income which is includable in the taxable income of the applicable employees and deducted by the Company for federal and state income tax purposes. In the case of non-qualified stock options, the compensation income results from increases in the fair market value of the Company’s common stock subsequent to the date of grant. At year end 2016, the deferred tax asset net of a valuation allowance related to unexercised stock options and restricted stock grants for which the Company has recorded a book expense was $4.4 million.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015	2014
	(In thousands)
Balance at Beginning of Period	$1,571	$2,076	$2,766
Additions based on tax positions related to the current year	1,290	—	—
Additions for tax positions of prior years	341	—	—
Reductions as a result of a lapse of applicable statutes of limitations	(1,562)	(505)	(690)

Balance at End of Period	$1,640	$1,571	$2,076

All amounts in the reconciliation are reported on a gross basis and do not reflect a federal tax benefit on state income taxes. The Company has accrued $1.2 million of accrued uncertain tax benefits as of December 31, 2016 which is inclusive of the federal tax benefit on state income taxes. The Company believes that it is reasonably possible that a decrease may be necessary in the unrecognized tax benefits within twelve months of the reporting date of approximately $0.1 million, related to state tax exposures, due to lapse of statute of limitation. The accrued uncertain tax balance at December 31, 2016 includes $1.2 million of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate.

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

During the year ended December 31, 2016, the Company recognized $0.1 million in interest and penalties. There were no interest and penalties recognized during the year ended December 31, 2015. The Company had accrued $0.1 million and $0.1 million for the payment of interest and penalties at December 31, 2016 and 2015, respectively. The Company classifies interest and penalties as interest expense and other expense, respectively.

In 2016, the Company discovered certain immaterial errors in prior periods related to the calculation of deferred tax assets and liabilities. In accordance with ASC Topic 250-10-S99-2, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company recorded an aggregate adjustment of approximately $2.7 million reducing the provision for income taxes in 2016. This adjustment to the Company’s financial statements is immaterial both as it relates to the current period as well as each of the prior periods affected. In evaluating materiality and determining the appropriateness of applying ASC Topic 250-10-S99-2 to these errors, the Company considered materiality both qualitatively and quantitatively as prescribed by ASC Topic 250-10-S99-1, “Assessing Materiality.”

17.	Commitments and Contingencies

Operating Leases

The Company leases facilities, office space, computers and transportation equipment under non-cancelable operating leases expiring between 2017 and 2096. The future minimum commitments under these leases are as follows:

Fiscal Year	Annual Rental
(In thousands)
2017	$39,484
2018	36,517
2019	24,765
2020	8,585
2021	5,226
Thereafter	24,423

$139,000

The Company leases its corporate offices, which are located in Boca Raton, Florida, under a lease agreement which was amended in November 2015. The current lease expires in March 2019 and has two 5-year renewal options, which if exercised will result in a maximum term ending in March 2029. In 2016, the Company purchased land in Boca Raton, Florida to construct a new corporate office building which is expected to be completed in the third quarter of 2018. In addition, the Company leases office space for its regional offices in Charlotte, North Carolina; San Antonio, Texas; and Los Angeles, California. The Company is also currently leasing office space in Pittsburgh, Pennsylvania, Philadelphia, Pennsylvania, Boulder, Colorado and Aurora, Illinois. The Company also leases office space in Sydney, and Melbourne Australia and in Sandton, South Africa through its overseas affiliates to support its Australian and South African operations, respectively. These rental commitments are included in the table above. Certain of these leases contain leasehold improvement incentives, rent holidays, and scheduled rent increases which are included in the Company’s rent expense recognized on a straight-line basis. During the year ended December 31, 2015, the Company recorded exit charges related to non-core operating leases of approximately $4.6 million.

Minimum rent expense associated with the Company’s leases having initial or remaining non-cancelable lease terms in excess of one year was $38.2 million, $36.9 million and $34.8 million for fiscal years 2016, 2015 and 2014, respectively.

Collective Bargaining Agreements

The Company had approximately 26% of its workforce covered by collective bargaining agreements at December 31, 2016. Collective bargaining agreements with 8% of employees are set to expire in less than one year.

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

On February 1, 2016, GEO entered into a Senior Officer Employment Agreement with Mr. J. David Donahue to serve as Senior Vice President, The GEO Group, Inc., and President, GEO Corrections and Detention. The term of the agreement will be for an initial period of two years, and terminating two years thereafter. The term will be automatically extended by one day every day such that it has a continuous “rolling” two-year term until the age of 67 years , unless otherwise terminated pursuant to the Agreement. The agreement calls for an annual base salary of $0.5 million.

Contract Awards

On December 19, 2016, the Company announced that it had signed a contract with ICE for 780 beds at an existing company-owned facility in Folkston, Georgia which will be named the Folkston ICE Processing Center (the “Center”). The Center will house immigration detainees under a five-year intergovernmental service agreement between Charlton County and ICE. The Center is located adjacent to the company-owned D. Ray James facility. The Center began intake during the first quarter of 2017.

On September 30, 2016, the Company announced that the BOP has extended its contract for its company-owned D. Ray James Correctional Facility for a two-year renewal term through September 30, 2018 for the housing of up to 1,900 beds with a fixed payment for 1,800 beds compared to its previous contract which contained a fixed payment for 1,962 beds.

Commitments

The Company currently has contractual commitments for a number of projects using existing Company financing facilities. The Company’s management estimates that these existing capital projects will cost approximately $112.6 million, of which $15.2 million was spent through the end of 2016. The Company estimates the remaining capital requirements related to these capital projects to be approximately $97.4 million. These projects are expected to be completed in 2017. Included in these commitments is a contractual commitment to provide a capital contribution towards the design and construction of a prison project in Ravenhall, a locality near Melbourne, Australia, in the amount of AUD 115 million, or $82.9 million, based on exchange rates at December 31, 2016. Refer to Note 7-Contract Receivable. This capital contribution was made in January 2017. Refer to Note 13-Debt. Additionally, in connection with the prison project in Ravenhall, Australia, the Company has a contractual commitment for construction of the facility and has entered into a syndicated facility agreement with National Australia Bank Limited to provide funding for the project up to AUD 791 million, or $570.1 million, based on exchange rates at December 31, 2016.

In addition to these current estimated capital requirements, the Company is currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that the Company wins bids for these projects and decides to self-finance their construction, its capital requirements could materially increase.

Litigation, Claims and Assessments

On August 25, 2016, a purported shareholder class action lawsuit was filed against the Company, its Chief Executive Officer, George C. Zoley (“Mr. Zoley”), and its Chief Financial Officer, Brian R. Evans (“Mr. Evans”), in the United States District Court for the Southern District of Florida. The complaint alleges that the Company and Messrs. Zoley and Evans made false and misleading statements regarding the Company’s business, operational and compliance policies. The lawsuit alleges that it is brought by John J. Mulvaney individually and on behalf of a class consisting of all persons other than the defendants who purchased or otherwise acquired the Company’s securities during the alleged class period between March 1, 2012 through and including August 17, 2016. The complaint alleges that the Company and Messrs. Zoley and Evans violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and alleges that Messrs. Zoley and Evans violated Section 20(a) of the Exchange Act. On December 21, 2016, the appointed lead plaintiffs filed an Amended Class Action Complaint, which reasserted the claims against the Company and Messrs. Zoley and Evans, and asserted new claims for alleged false and misleading statements in violation of Section 20(a) of the Exchange Act against the Company’s former Senior Vice President, GEO Detention & Corrections Services, John Hurley (“Mr. Hurley”) and the Company’s Senior Vice President and President, GEO Corrections & Detention, David Donahue (“Mr. Donahue”). The amended complaint seeks damages, interest, attorneys’ fees, expert fees, other costs, and such other relief as the court may deem proper. The Company intends to take all necessary steps to vigorously defend itself and Messrs. Zoley, Evans, Hurley and Donahue. The Company has elected to record an accrual related soley to the attorney’s fees and cost of litigation incurred to date in this matter. The Company has not recorded any further accrual relating to this matter at this time, as a loss is not considered probable or reasonably estimable at this preliminary stage of the lawsuit.

Other Litigation Matter

On February 8, 2017, the Attorney General of the State of Mississippi filed a lawsuit in the Circuit Court for the First Judicial District of Hinds County, Mississippi against the Company, Cornell Companies, Inc., a subsidiary of the Company, Christopher B. Epps, the former Commissioner of the Mississippi Department of Corrections, and Cecil McCrory, a former consultant of the Company. The complaint alleges several statutory and common law claims, including violations of various public servant statutes, racketeering activity, antitrust law, civil conspiracy, unjust enrichment and fraud. The complaint seeks compensatory damages, punitive damages, exemplary damages, forfeiture of all money received by the defendants, restitution, interest, attorneys’ fees, other costs, and such other expenses or damages as the court may deem proper. The complaint claims that between 2007 and 2014, the Company and Cornell Companies, Inc. received approximately $256 million in proceeds from public contracts paid for by the State of Mississippi. The Company intends to take all necessary steps to vigorously defend itself and Cornell Companies, Inc. The Company has not recorded an accrual relating to this matter at this time, as a loss is not considered probable or reasonably estimable at this preliminary stage of the lawsuit.

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

Other Assessment

A recently completed state non-income tax audit included tax periods for which a state tax authority had a number of years ago processed a substantial tax refund. At the completion of the audit fieldwork, the Company received a notice of audit findings disallowing deductions that were previously claimed by the Company, approved by the state tax authority and served as the basis for the approved refund claim. In early January 2017, the Company received a formal Notice of Assessment of Taxes and Demand for Payment from the taxing authority disallowing the deductions. The total tax, penalty and interest assessed is approximately $19.6 million. The Company disagrees with the assessment and intends to take all necessary steps to vigorously defend its position. The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of outside counsel in connection with this matter.

18.	Selected Quarterly Financial Data (Unaudited)

The Company’s selected quarterly financial data is as follows (in thousands, except per share data attributable to GEO):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Revenues	$510,185	$548,350	$554,376	$566,579
Operating income *	59,167	65,957	72,452	68,008
Net Income *	32,326	23,156	43,674	49,342
Net Income Attributable to The GEO Group, Inc. *	32,350	23,209	43,720	49,436
Basic earnings per share:
Net income per share *	$0.44	$0.31	$0.59	$0.67
Diluted earnings per share:
Net income per share *	$0.44	$0.31	$0.59	$0.66

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Revenues	$427,369	$445,945	$469,866	$500,127
Operating income *	52,672	53,281	63,031	66,745
Net Income *	28,756	28,253	38,291	44,015
Net Income Attributable to The GEO Group, Inc. *	28,777	28,291	38,312	44,058
Basic earnings per share:
Net income per share *	$0.39	$0.38	$0.52	$0.60
Diluted earnings per share:
Net income per share *	$0.39	$0.38	$0.52	$0.59

*	First quarter operating income, net income and related income per share amounts are typically lower than the remaining quarters in the year due to the resetting of certain payroll tax limits which occurs in January of each year and results in higher payroll tax costs in the first quarter. Net income for second quarter 2016 includes a loss on extinguishment of debt. Refer to Note 13 – Debt.

19.	Condensed Consolidating Financial Information

The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

(i) The GEO Group, Inc., as the issuer of the 6.00% Senior Notes, 5.875% Senior Notes due 2022, 5.875% Senior Notes due 2024, 5.125% Senior Notes and 6.625% Senior Notes (collectively, the “Notes”);

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

Refer to Note 13 — Debt for a description of the notes that are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

	For the Year Ended December 31, 2016
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$697,292	$1,626,690	$420,019	$(564,511)	$2,179,490
Operating expenses	560,694	1,283,447	370,651	(564,511)	1,650,281
Depreciation and amortization	25,224	85,852	3,840	—	114,916
General and administrative expenses	47,354	72,831	28,524	—	148,709

Operating income	64,020	184,560	17,004	—	265,584
Interest income	20,409	1,842	28,944	(22,699)	28,496
Interest expense	(65,018)	(55,295)	(31,104)	22,699	(128,718)
Loss on extinguishment of debt	(15,885)	—	—	—	(15,885)

Income before income taxes and equity in earnings of affiliates	3,526	131,107	14,844	—	149,477
Provision for income taxes	1,124	2,108	4,672	—	7,904
Equity in earnings of affiliates, net of income tax provision	—	—	6,925	—	6,925

Income from operations before equity in income of consolidated subsidiaries	2,402	128,999	17,097	—	148,498
Income from consolidated subsidiaries, net of income tax provision	146,096	—	—	(146,096)	—

Net income	148,498	128,999	17,097	(146,096)	148,498
Loss attributable to noncontrolling interests	—	—	217	$—	217

Net income attributable to The GEO Group, Inc.	$148,498	$128,999	$17,314	$(146,096)	$148,715

Net income	$148,498	$128,999	$17,097	$(146,096)	$148,498
Other comprehensive income (loss), net of tax	—	(704)	2,302	—	1,598

Total comprehensive income	$148,498	$128,295	$19,399	$(146,096)	$150,096
Comprehensive loss attributable to noncontrolling interests	—	—	198	—	198

Comprehensive income attributable to The GEO Group, Inc.	$148,498	$128,295	$19,597	$(146,096)	$150,294

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31, 2015
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$664,741	$1,462,540	$272,204	$(556,178)	$1,843,307
Operating expenses	546,100	1,143,679	230,181	(556,178)	1,363,782
Depreciation and amortization	24,711	77,582	4,463	—	106,756
General and administrative expenses	47,553	70,015	19,472	—	137,040

Operating income	46,377	171,264	18,088	—	235,729
Interest income	23,771	3,059	11,329	(26,581)	11,578
Interest expense	(61,293)	(57,431)	(13,993)	26,581	(106,136)

Income before income taxes and equity in earnings of affiliates	8,855	116,892	15,424	—	141,171
Provision for income taxes	1,083	1,797	4,509	—	7,389
Equity in earnings of affiliates, net of income tax provision	—	—	5,533	—	5,533

Income from operations before equity in income of consolidated subsidiaries	7,772	115,095	16,448	—	139,315
Income from consolidated subsidiaries, net of income tax provision	131,543	—	—	(131,543)	—

Net income	139,315	115,095	16,448	(131,543)	139,315
Loss attributable to noncontrolling interests	$—	$—	$123	$—	$123

Net income attributable to The GEO Group, Inc.	$139,315	$115,095	$16,571	$(131,543)	$139,438

Net income	$139,315	$115,095	$16,448	$(131,543)	$139,315
Other comprehensive income (loss), net of tax	—	1,276	(6,311)	—	(5,035)

Total comprehensive income	$139,315	$116,371	$10,137	$(131,543)	$134,280
Comprehensive loss attributable to noncontrolling interests	—	—	215	—	215

Comprehensive income attributable to The GEO Group, Inc.	$139,315	$116,371	$10,352	$(131,543)	$134,495

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	For the Year ended December 31, 2014
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$558,764	$1,315,024	$264,216	$(446,384)	$1,691,620
Operating expenses	449,805	1,014,713	227,566	(446,384)	1,245,700
Depreciation and amortization	25,605	66,077	4,489	—	96,171
General and administrative expenses	36,437	61,351	17,230	—	115,018

Operating income	46,917	172,883	14,931	—	234,731
Interest income	22,327	3,103	4,416	(25,099)	4,747
Interest expense	(47,622)	(56,195)	(8,650)	25,099	(87,368)
Income before income taxes and equity in earnings of affiliates	21,622	119,791	10,697	—	152,110
Provision for income taxes	729	9,152	4,212	—	14,093
Equity in earnings of affiliates, net of income tax provision	—	—	5,823	—	5,823

Income from operations before equity in income of consolidated subsidiaries	20,893	110,639	12,308	—	143,840
Income from consolidated subsidiaries, net of income tax provision	122,947	—	—	(122,947)	—

Net income	143,840	110,639	12,308	(122,947)	143,840
Loss attributable to noncontrolling interests	$—	$—	$90	$—	$90

Net income attributable to The GEO Group, Inc.	$143,840	$110,639	$12,398	$(122,947)	$143,930

Net income	$143,840	$110,639	$12,308	$(122,947)	$143,840
Other comprehensive loss, net of tax	—	(2,522)	(20,560)	—	(23,082)

Total comprehensive income (loss)	$143,840	$108,117	$(8,252)	$(122,947)	$120,758
Comprehensive loss attributable to noncontrolling interests	—	—	140	—	140

Comprehensive income (loss) attributable to The GEO Group, Inc.	$143,840	$108,117	$(8,112)	$(122,947)	$120,898

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2016
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$45,566	$842	$21,630	$—	$68,038
Restricted cash and investments	—	—	17,133	—	17,133
Accounts receivable, less allowance for doubtful accounts	139,571	200,239	16,445	—	356,255
Contract receivable, current portion	—	—	224,033	—	224,033
Prepaid expenses and other current assets	677	24,096	7,437	—	32,210

Total current assets	185,814	225,177	286,678	—	697,669

Restricted Cash and Investments	170	19,742	936	—	20,848
Property and Equipment, Net	735,104	1,078,220	83,917	—	1,897,241
Non-Current Contract Receivable	—	—	219,783	—	219,783
Intercompany Receivable	918,527	141,987	27,290	(1,087,804)	—
Non-Current Deferred Income Tax Assets	764	17,918	11,357	—	30,039
Goodwill	79	614,941	413	—	615,433
Intangible Assets, Net	—	203,138	746	—	203,884
Investment in Subsidiaries	1,238,772	453,635	2,190	(1,694,597)	—
Other Non-Current Assets	15,011	108,434	20,933	(79,866)	64,512

Total Assets	$3,094,241	$2,863,192	$654,243	$(2,862,267)	$3,749,409

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$8,402	$50,200	$21,035	$—	$79,637
Accrued payroll and related taxes	—	41,230	14,030	—	55,260
Accrued expenses and other current liabilities	36,792	83,906	10,398	—	131,096
Current portion of capital lease obligations, long-term debt and non-recourse debt	3,000	1,700	233,365	—	238,065

Total current liabilities	48,194	177,036	278,828	—	504,058

Intercompany Payable	133,039	920,825	33,940	(1,087,804)	—
Other Non-Current Liabilities	2,487	144,383	21,652	(79,866)	88,656
Capital Lease Obligations	—	7,431	—	—	7,431
Long-Term Debt	1,935,465	—	—	—	1,935,465
Non-Recourse Debt	—	—	238,842	—	238,842
Commitments & Contingencies
Shareholders’ Equity:
Total shareholders’ equity attributable to The GEO Group, Inc.	975,056	1,613,517	81,080	(1,694,597)	975,056
Noncontrolling Interests	—	—	(99)	—	(99)

Total Shareholders’ Equity	975,056	1,613,517	80,981	(1,694,597)	974,957

Total Liabilities and Shareholders’ Equity	$3,094,241	$2,863,192	$654,243	$(2,862,267)	$3,749,409

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2015
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$37,077	$—	$22,561	$—	$59,638
Restricted cash and investments	—	—	8,489	—	8,489
Accounts receivable, less allowance for doubtful accounts	131,747	162,538	19,812	—	314,097
Current deferred income tax assets, net	—	23,120	4,794	—	27,914
Prepaid expenses and other current assets	1,190	17,917	10,310	(1,209)	28,208

Total current assets	170,014	203,575	65,966	(1,209)	438,346

Restricted Cash and Investments	138	16,386	3,712	—	20,236
Property and Equipment, Net	746,478	1,088,417	81,491	—	1,916,386
Contract Receivable	—	—	174,141	—	174,141
Direct Finance Lease Receivable	—	—	1,826	—	1,826
Intercompany Receivable	971,291	86,519	—	(1,057,810)	—
Non-Current Deferred Income Tax Assets	710	(102)	6,791	—	7,399
Goodwill	79	614,941	418	—	615,438
Intangible Assets, Net	—	223,426	722	—	224,148
Investment in Subsidiaries	1,106,546	453,636	—	(1,560,182)	—
Other Non-Current Assets	2,387	116,561	25,486	(80,127)	64,307

Total Assets	$2,997,643	$2,803,359	$360,553	$(2,699,328)	$3,462,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$9,731	$54,675	$13,117	$—	$77,523
Accrued payroll and related taxes	—	35,516	12,961	—	48,477
Accrued expenses and other current liabilities	43,043	78,510	15,139	(1,209)	135,483
Current portion of capital lease obligations, long-term debt and non-recourse debt	3,000	1,477	12,664	—	17,141

Total current liabilities	55,774	170,178	53,881	(1,209)	278,624

Non-Current Deferred Income Tax Liabilities		11,120	351	—	11,471
Intercompany Payable	76,427	967,048	14,335	(1,057,810)	—
Other Non-Current Liabilities	2,894	143,887	21,040	(80,127)	87,694
Capital Lease Obligations	—	8,693	—	—	8,693
Long-Term Debt	1,855,810	—	—	—	1,855,810
Non-Recourse Debt	—	—	213,098	—	213,098
Commitments & Contingencies
Shareholders’ Equity:
Total shareholders’ equity attributable to The GEO Group, Inc.	1,006,738	1,502,433	57,749	(1,560,182)	1,006,738
Noncontrolling Interests	—	—	99	—	99

Total Shareholders’ Equity	1,006,738	1,502,433	57,848	(1,560,182)	1,006,837

Total Liabilities and Shareholders’ Equity	$2,997,643	$2,803,359	$360,553	$(2,699,328)	$3,462,227

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2016
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:

Net cash provided by (used in) operating activities	$154,125	$66,009	$(248,162)	$(28,028)

Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	2,030	—	—	2,030
Insurance proceeds — damaged property	—	—	4,733	4,733
Change in restricted cash and investments	(24)	(3,356)	(6,178)	(9,558)
Capital expenditures	(14,040)	(61,811)	(5,714)	(81,565)

Net cash used in investing activities	(12,034)	(65,167)	(7,159)	(84,360)

Cash Flow from Financing Activities:
Payments on long-term debt	(934,006)	—	—	(934,006)
Proceeds from long-term debt	1,012,945	—	—	1,012,945
Payments on non-recourse debt	—	—	(10,064)	(10,064)
Proceeds from non-recourse debt	—	—	266,835	266,835
Taxes paid related to net share settlements of equity awards	(2,336)	—	—	(2,336)
Tax deficiency related to equity compensation	(844)	—	(782)	(1,626)
Debt issuance costs	(16,980)	—	(4,135)	(21,115)
Proceeds from stock options exercised	2,367	—	980	3,347
Dividends paid	(194,748)	—	—	(194,748)
Proceeds from issuance of common stock in connection with ESPP	—	—	436	436

Net cash (used in) provided by financing activities	(133,602)	—	253,270	119,668

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	1,120	1,120

Net Increase (decrease) in Cash and Cash Equivalents	8,489	842	(931)	8,400
Cash and Cash Equivalents, beginning of period	37,077	—	22,561	59,638

Cash and Cash Equivalents, end of period	$45,566	$842	$21,630	$68,038

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2015
	The GEO Group Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
	(Dollars in thousands)
Cash Flow from Operating Activities:
Net cash provided by (used in) operating activities	$153,861	$84,795	$(96,499)	$142,157

Cash Flow from Investing Activities:
Acquisition of LCS, net of cash acquired	(307,404)	—	—	(307,404)
Acquisition of Soberlink, cash consideration	—	(24,402)	—	(24,402)
Proceeds from sale of property and equipment	—	42	—	42
Insurance proceeds - damaged property	—	1,270	—	1,270
Change in restricted cash and investments	90	(2,658)	(2,237)	(4,805)
Capital expenditures	(55,629)	(59,829)	(2,123)	(117,581)

Net cash used in investing activities	(362,943)	(85,577)	(4,360)	(452,880)

Cash Flow from Financing Activities:
Proceeds from long-term debt	724,798	—	—	724,798
Payments on long-term debt	(311,985)		—	(311,985)
Payments on non-recourse debt	—	—	(11,908)	(11,908)
Proceeds from non-recourse debt	—	—	123,560	123,560
Income tax benefit of equity compensation	1,409	—	—	1,409
Taxes paid related to net share settlements of equity awards	(2,786)	—	—	(2,786)
Debt issuance costs	—	—	(7,069)	(7,069)
Proceeds from stock options exercised	2,774	—	—	2,774
Dividends paid	(186,984)	—	—	(186,984)
Proceeds from issuance of common stock in connection with ESPP	441	—	—	441

Net cash provided by financing activities	227,667	—	104,583	332,250

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(3,226)	(3,226)

Net Increase (Decrease) in Cash and Cash Equivalents	18,585	(782)	498	18,301
Cash and Cash Equivalents, beginning of period	18,492	782	22,063	41,337

Cash and Cash Equivalents, end of period	$37,077	$—	$22,561	$59,638

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended December 31, 2014
	The GEO Group Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
	(Dollars in thousands)
Cash Flow from Operating Activities:
Net cash provided by (used in) operating activities	185,721	63,154	(46,334)	202,541

Cash Flow from Investing Activities:
Acquisition of Protocol, cash consideration	—	(13,025)	—	(13,025)
Proceeds from sale of property and equipment	—	746	(47)	699
Change in restricted cash and investments	61	2,571	2,748	5,380
Capital expenditures	(58,188)	(52,550)	(3,486)	(114,224)

Net cash used in investing activities	(58,127)	(62,258)	(785)	(121,170)

Cash Flow from Financing Activities:
Proceeds from long-term debt	654,000	—	—	654,000
Income tax benefit of equity compensation	2,035	—	—	2,035
Debt issuance costs	(9,182)	—	(17,238)	(26,420)
Payments on long-term debt	(677,000)	(1,099)	—	(678,099)
Proceeds from stock options exercised	7,281	—	—	7,281
Taxes paid related to net share settlements of equity awards	(1,844)	—	—	(1,844)
Payments on non-recourse debt	—	—	(18,627)	(18,627)
Proceeds from non-recourse debt	—	—	87,896	87,896
Issuance of common stock under prospectus supplement	54,725	—	—	54,725
Dividends paid	(170,234)	—	—	(170,234)
Proceeds from issuance of common stock in connection with ESPP	387	—	—	387

Net cash provided by (used in) financing activities	(139,832)	(1,099)	52,031	(88,900)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(3,259)	(3,259)

Net Increase (Decrease) in Cash and Cash Equivalents	(12,238)	(203)	1,653	(10,788)
Cash and Cash Equivalents, beginning of period	30,730	985	20,410	52,125

Cash and Cash Equivalents, end of period	$18,492	$782	$22,063	$41,337

20.	Subsequent Events

Community Education Centers Acquisition

On February 22, 2017, the Company announced that it had signed a definitive agreement to acquire Community Education Centers (“CEC”), a private provider of rehabilitation services for offenders in reentry and in-prison treatment facilities as well as management services for county, state and federal correctional and detention facilities. Pursuant to the terms of the definitive agreement, GEO will acquire CEC for $360 million in an all cash transaction, excluding transaction related expenses. GEO will not assume any debt as a result of the transaction. CEC’s operations encompass over 12,000 beds nationwide. The transaction is expected to close in the second quarter of 2017 subject to the fulfillment of customary conditions. The transaction will be supported by a term loan financing commitment and borrowings under GEO’s existing Revolving Credit Facility. GEO plans to integrate CEC into GEO’s existing business units of GEO Corrections & Detention and GEO Care.

Options and Restricted Stock Awards

On February 16, 2017, the Compensation Committee of the Board of Directors resolved to grant approximately

310,000 options and 418,000 shares of restricted stock to certain employees of the Company effective March 1, 2017. Of the total shares of restricted stock granted, approximately 115,000 are performance-based awards which vest subject to the achievement of certain total shareholder return and return on capital employed metrics over a three year period.

Dividend

On February 6, 2017, the Board of Directors declared a quarterly cash dividend of $0.70 per share of common stock, which is to be paid on February 27, 2017 to shareholders of record as of the close of business on February 17, 2017.

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

Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

See “Item 8. — Financial Statements and Supplementary Data — Management’s Annual Report on Internal Control Over Financial Reporting” for management’s report on the effectiveness of our internal control over financial reporting as of December 31, 2016.

(b) Attestation Report of the Registered Public Accounting Firm

See “Item 8. — Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm” for the report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting as of December 31, 2016.

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

We have adopted a code of business conduct and ethics applicable to all of our directors, officers, employees, agents and representatives, including our consultants. The code strives to deter wrongdoing and promote honest and ethical conduct, the avoidance of conflicts of interest, full, fair, accurate, timely and transparent disclosure, compliance with the applicable government and self-regulatory organization laws, rules and regulations, prompt internal reporting of violations of the code, and accountability for compliance with the code. In addition, we have adopted a code of ethics for the CEO, our senior financial officers and all other employees. The codes can be found on our website at http://www.geogroup.com by clicking on the link “About Us” on our homepage and then clicking on the link “Corporate Governance.” In addition, the codes are available in print to any shareholder who request them by contacting our Vice President of Corporate Relations at 561-999-7306.    In the event that we amend or waive any of the provisions of the code of business conduct and ethics and the code of ethics for the CEO, our senior financial officers and employees that relate to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on our Investor Relations website. The other information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2017 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the year covered by this report.

ITEM 11.	Executive Compensation

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2017 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2016 under our 2014 Stock Incentive Plan. Our shareholders have approved all of these plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	807,315	$30.97	1,032,344
Equity compensation plans not approved by security holders	—	—	—
Total	807,315	$30.97	1,032,344

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2017 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2017 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements.

The consolidated financial statements of GEO are filed under Item 8 of Part II of this report.

(2) Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts — Page 176

Schedule III — Real Estate and Accumulated Depreciation — Page 177

All other schedules specified in the accounting regulations of the Securities and Exchange Commission have been omitted because they are either inapplicable or not required.

(3) Exhibits Required by Item 601 of Regulation S-K. The following exhibits are filed as part of this Annual Report:

Exhibit Number		Description

1.1	—	Form of Equity Distribution Agreement, dated May 8, 2013, by and among The GEO Group, Inc. and each of SunTrust Robinson Humphrey, Inc., Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and Avondale Partners, LLC. (incorporated by reference to Exhibit 1.1 to the Company’s report on Form 8-K, filed on May 8, 2013).

1.2	—	Form of Equity Distribution Agreement, dated November 10, 2014, by and among The GEO Group, Inc. and each of SunTrust Robinson Humphrey, Inc., Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Avondale Partners, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc. and MLV & Co. LLC. (incorporated by reference to Exhibit 1.1 to the Company’s report on Form 8-K, filed on November 10, 2014).

3.1	—	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s report on Form 8-K, filed on June 30, 2014).

3.2	—	Articles of Merger, effective as of June 27, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 8-K, filed on June 30, 2014).

3.3	—	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s report on Form 8-K, filed on June 30, 2014).

3.4	—	Amendment to the Amended and Restated Bylaws of The GEO Group, Inc., effective July 2, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s report on Form 8-K, filed on July 9, 2014).

4.1	—	Indenture, dated as of February 10, 2011, by and among the Company, the Guarantors party thereto, and Wells Fargo Bank, National Association as Trustee relating to the 6 5/8% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on February 16, 2011).

4.2	—	Form of 6 5/8% Senior Note due 2021 (included in Exhibit 4.1).

4.3	—	Indenture, dated as of March 19, 2013, by and among the Company, the Guarantors party thereto, and Wells Fargo Bank, National Association as Trustee relating to the 5.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on March 25, 2013).

4.4	—	Form of 5.125% Senior Note due 2023 (included in Exhibit 4.3).

4.5	—	Indenture, dated as of October 3, 2013, by and among the Company, the Guarantors party thereto, and Wells Fargo Bank, National Association as Trustee relating to the 5 7/8% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on October 9, 2013).

4.6		Form of 5 7/8% Senior Note due 2022 (included in Exhibit 4.5).

4.7		Supplemental Indenture dated as of June 27, 2014, to Indenture dated as of February 10, 2011, with respect to the Predecessor Registrant’s 6.625% Senior Notes, between the Company and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s report on Form 8-K, filed on June 30, 2014).

4.8		Supplemental Indenture dated as of June 27, 2014, to Indenture dated as of March 19, 2013, with respect to the Predecessor Registrant’s 5.125% Senior Notes, between the Company and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s report on Form 8-K, filed on June 30, 2014).

4.9		Supplemental Indenture dated as of June 27, 2014, to Indenture dated as of October 3, 2013, with respect to the Predecessor Registrant’s 5 7/8% Senior Notes, between the Company and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.5 to the Company’s report on Form 8-K, filed on June 30, 2014).

4.10		Indenture, dated as of September 25, 2014, by and between GEO and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on October 1, 2014).

4.11		First Supplemental Indenture, dated as of September 25, 2014, by and among GEO, certain subsidiary guarantors and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s report on Form 8-K, filed on October 1, 2014).

4.12		Form of 5.875% Senior Note due 2024 (included in Exhibit 4.11).

4.13		Second Supplemental Indenture, dated as of April 18, 2016, by and among The GEO Group, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on April 18, 2016).

4.14		Form of 6.00% Senior Notes due 2026 (included in Exhibit 4.13).

10.1	—	1994 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†

10.2	—	Form of Indemnification Agreement between the Company and its Officers and Directors (incorporated herein by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†

10.3	—	1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s report on Form 10-K, filed on March 30, 2000)†

10.4	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between the Company and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.19 to the Company’s report on Form 10-K, filed on March 20, 2003)†

10.5	—	Senior Officer Employment Agreement, dated March 23, 2005, by and between the Company and John M. Hurley (incorporated herein by reference to Exhibit 10.24 to the Company’s report on Form 10-K, filed on March 23, 2005)†

10.6	—	Office Lease, dated September 12, 2002, by and between the Company and Canpro Investments Ltd. (incorporated herein by reference to Exhibit 10.22 to the Company’s report on Form 10-K, filed on March 20, 2003)

10.7	—	The GEO Group, Inc. Senior Management Performance Award Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-K, filed on May 2, 2016).†

10.8	—	Amended and Restated Senior Officer Employment Agreement, effective December 31, 2008, by and between The GEO Group, Inc. and John J. Bulfin (incorporated by reference to Exhibit 10.4 to the Company’s report on Form 8-K January 7, 2009)†

10.9	—	Amended and Restated The GEO Group, Inc. Senior Officer Retirement Plan, effective December 31, 2008 (incorporated by reference to Exhibit 10.8 to the Company’s report on Form 8-K January 7, 2009)†

10.10	—	Senior Officer Employment Agreement, dated August 3, 2009, by and between the Company and Brian Evans (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q, filed on August 3, 2009)†

10.11	—	Amended and Restated The GEO Group, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.45 to the Company’s Registration Statement on Form S-8, filed on September 3, 2010(File No. 333-169198))†

10.12	—	Amendment No. 1 to the Amended and Restated The GEO Group, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s report on Form 10-K, filed on March 2, 2011)†

10.13	—	Cornell Companies, Inc. Amended and Restated 2006 Incentive Plan (incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement on Form S-8 (File No. 333-169199), filed on September 3, 2010)†

10.14	—	First Amendment to Senior Officer Employment Agreement, effective March 1, 2011, by and between the Company and Brian R. Evans (incorporated by reference to Exhibit 10.28 to the Company’s report on Form 10-K, filed on March 2, 2011)†

10.15	—	First Amendment to Senior Officer Employment Agreement, effective March 1, 2011, by and between the Company and John M. Hurley (incorporated by reference to Exhibit 10.29 to the Company’s report on Form 10-K, filed on March 2, 2011)†

10.16	—	First Amendment to Amended and Restated Senior Officer Employment Agreement, effective March 1, 2011, by and between the Company and John J. Bulfin (incorporated by reference to Exhibit 10.30 to the Company’s report on Form 10-K, filed on March 2, 2011)†

10.17	—	Amended and Restated Senior Officer Employment Agreement, effective December 17, 2008, by and between the GEO Group, Inc. and Jorge A. Dominicis (incorporated by reference to Exhibit 10.31 to the Company’s report on Form 10-Q, filed on May 10, 2011)†

10.18	—	First Amendment to Amended and Restated Senior Officer Employment Agreement, effective March 1, 2011, by and between the GEO Group, Inc. and Jorge A. Dominicis (incorporated by reference to Exhibit 10.32 to the Company’s report on Form 10-Q, filed on May 10, 2011) †

10.19	—	Amended and Restated The GEO Group, Inc. Executive Retirement Plan (effective January 1, 2008) (incorporated by reference to Exhibit 10.36 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.20	—	Amendment to The GEO Group, Inc. Executive Retirement Plan (incorporated by reference to Exhibit 10.37 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.21	—	The GEO Group, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2008)(incorporated by reference to Exhibit 10.38 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.22	—	Amendment to The GEO Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.39 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.23	—	Amendment to The GEO Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.40 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.24	—	The GEO Group, Inc. 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-8, filed on May 4, 2012 (File No. 333-181175))†

10.25	—	Third Amended and Restated Executive Employment Agreement, dated August 22, 2012, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.42 to the Company’s report on Form 8-K, filed on August 28, 2012)†

10.26	—	Amended and Restated Executive Retirement Agreement, dated August 22, 2012, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.43 to the Company’s report on Form 8-K, filed on August 28, 2012)†

10.27	—	Registration Rights Agreement, dated as of March 19, 2013, by and among the Company, the Guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers relating to the 5.125% Senior Notes due 2023 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on March 25, 2013).

10.28	—	Amended and Restated Credit Agreement, dated as of April 3, 2013, by and among The GEO Group, Inc. and GEO Corrections Holdings, Inc., as Borrowers, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on April 9, 2013. Portions of this exhibit were omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)

10.29	—	First Amendment to Third Amended and Restated Executive Employment Agreement, dated April 29, 2013, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on April 30, 2013) †.

10.3	—	Second Amendment to Third Amended and Restated Executive Employment Agreement, dated May 29, 2013, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on June 4, 2013) †.

10.31	—	Registration Rights Agreement, dated as of October 3, 2013, by and among the Company, the Guarantors party thereto, and Wells Fargo Securities, LLC, as representative of the several initial purchasers relating to the 5 7/8% Senior Notes due 2022 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on October 9, 2013).

10.32	—	First Amendment to Third Amended and Restated Executive Employment Agreement, dated April 29, 2013, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on April 30, 2013) †.

10.33	—	The GEO Group, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on May 5, 2014). †

10.34	—	Confirmation and Reaffirmation Agreement, dated as of June 27, 2014, among the Company, the Predecessor Registrant, GEO Corrections Holdings, Inc., certain of the Predecessor Registrant’s domestic subsidiaries, as guarantors, and BNP Paribas, relating to the Amended and Restated Credit Agreement, dated as of April 3, 2013, as amended, among The GEO Group, Inc. and GEO Corrections Holdings, Inc., as Borrowers, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on June 30, 2014).

10.35	—	Second Amended and Restated Credit Agreement, dated as of August 27, 2014, by and among The GEO Group, Inc. and GEO Corrections Holdings, Inc., as Borrowers, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on September 3, 2014).***

10.36		Amendment No. 1 to Second Amended and Restated Credit Agreement, dated May 19, 2016, among The GEO Group, Inc., GEO Corrections Holdings, Inc., GEO Australasia Holdings Pty Ltd., GEO Australasia Finance Holdings Pty Ltd as trustee for the GEO Australasia Finance Holding Trust, the Guarantor party thereto, the Issuing Lenders party thereto, the Lenders party thereto and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on May 25, 2016).

10.37		Letter of Offer, dated August 18, 2016, between The GEO Group, Inc. and HSBC Bank Australia Limited (incorporated by reference to the Company’s report on Form 8-K, filed on August 24, 2016).

21.1	—	Subsidiaries of the Company*

23.1	—	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm*

31.1	—	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	—	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase

101.LAB	—	XBRL Taxonomy Extension Label Linkbase

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Certain exhibits and schedules to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally to the SEC, upon request, a copy of the omitted exhibits and schedules.
***	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
†	Management contract or compensatory plan, contract or agreement as defined in Item 402 (a)(3) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GEO GROUP, INC.

/s/ BRIAN R. EVANS
Brian R. Evans
Senior Vice President & Chief Financial Officer

Date: February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George C. Zoley George C. Zoley	Chairman of the Board & Chief Executive Officer (principal executive officer)	February 24, 2017

/s/ Brian R. Evans Brian R. Evans	Senior Vice President & Chief Financial Officer (principal financial officer)	February 24, 2017

/s/ Ronald A. Brack Ronald A. Brack	Vice President, Chief Accounting Officer and Controller (principal accounting officer)	February 24, 2017

/s/ Clarence E. Anthony Clarence E. Anthony	Director	February 24, 2017

/s/ Julie M. Wood Julie M. Wood	Director	February 24, 2017

/s/ Anne N. Foreman Anne N. Foreman	Director	February 24, 2017

/s/ Richard H. Glanton Richard H. Glanton	Director	February 24, 2017

/s/ Christopher C. Wheeler Christopher C. Wheeler	Director	February 24, 2017

THE GEO GROUP, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2016, 2015 and 2014

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions, Actual Charge-Offs	Balance at End of Period
	(In thousands)
YEAR ENDED DECEMBER 31, 2016:
Allowance for doubtful accounts	$3,088	$2,682	$—	$(2,106)	$3,664
YEAR ENDED DECEMBER 31, 2015:
Allowance for doubtful accounts	$3,315	$764	$—	$(991)	$3,088
YEAR ENDED DECEMBER 31, 2014:
Allowance for doubtful accounts	$2,549	$985	$—	$(219)	$3,315

THE GEO GROUP, INC.

SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2016

(dollars in thousands)

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Corrections and Detention — Owned and Leased

Broward Transition Center	Detention Facility	Deerfield Beach, FL	$4,085	$15,441	$18,301	$4,094	$33,733	$—	$—	$37,827	$6,690	1998, 2004, 2010/2011, 2013/2014	$31,137

D. Ray James Correctional Facility	Correctional Facility	Folkston, GA	$1,229	$55,961	$13,663	$1,674	$68,936	$243	$—	$70,853	$10,317	1998/1999, 2008/2009, 2011/2012	$60,536

Folkston ICE Processing Center	Detention Facility	Folkston, GA	$291	$30,399	$4,149	$291	$34,548	$—	$—	$34,839	$4,319	2005, 2008, 2013	$30,520

LaSalle Detention Facility	Detention Facility	Jena, LA	$856	$51,623	$4,486	$1,127	$55,324	$514	$—	$56,965	$12,261	1998, 2008, 2010/2011	$44,704

Alexandria Transfer Center (3)	Detention Facility	Alexandria, LA	$—	$17,283	$22	$—	$17,305	$—	$—	$17,305	$810	2014	$—

Moshannon Valley Correctional Center	Correctional Facility	Philipsburg, PA	$1,107	$65,160	$8,109	$1,575	$72,530	$87	$184	$74,376	$10,588	2005/2006, 2013	$63,788

North Lake Correctional Facility	Correctional Facility	Baldwin, MI	$66	$36,727	$50,876	$66	$87,603	$—	$—	$87,669	$9,962	1998/1999, 2002, 2011	$77,707

Queens Detention Facility	Detention Facility	Jamaica, NY	$2,237	$19,847	$499	$2,237	$20,346	$—	$—	$22,583	$8,434	1971, 1996/1997, 2004	$—

Riverbend Correctional Facility (3)	Correctional Facility	Milledgeville, GA	$—	$72,932	$190	$25	$73,097	$—	$—	$73,122	$10,015	2011	$63,107

Rivers Correctional Institution	Correctional Facility	Winton, NC	$875	$60,328	$4,207	$1,229	$62,766	$149	$1,266	$65,410	$20,060	2000/2001, 2016-CIP	$45,350

Robert A. Deyton Detention Facility	Detention Facility	Lovejoy, GA	$—	$8,163	$10,185	$15	$18,333	$—	$—	$18,348	$7,896	1984-1986, 2008/2009	$—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition(2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Big Spring Correctional Center(3)	Correctional Facility	Big Spring, TX	$530	$83,160	$13,097	$2,245	$91,564	$—	$2,978	$96,787	$20,164	1940, 1960, 1982, 1991, 1994, 1996, 2001, 2009-2012, 2016-CIP	$—

Great Plains Correctional Facility	Correctional Facility	Hinton, OK	$463	$76,580	$12,322	$1,196	$87,979	$—	$190	$89,365	$12,426	1990-1992, 1995, 2008, 2011, 2013, 2015	$76,939

Joe Corley Detention Facility	Detention Facility	Conroe, TX	$470	$64,813	$3,682	$598	$65,734	$—	$2,633	$68,965	$5,905	2008, 2016-CIP	$63,060

Karnes Correctional Center	Correctional Facility	Karnes City, TX	$937	$24,825	$1,708	$912	$26,382	$176	$—	$27,470	$6,644	1995	$20,826

Karnes County Residential Center	Detention Facility	Karnes City, TX	$—	$29,052	$30,027	$47	$59,032	$—	$—	$59,079	$4,071	2011/2012, 2014, 2015	$55,008

Lawton Correctional Facility	Correctional Facility	Lawton, OK	$1,012	$96,637	$10,190	$1,041	$106,702	$—	$96	$107,839	$21,638	1998/1999, 2005/2006, 2015	$86,201

Rio Grande Detention Center	Detention Facility	Laredo, TX	$8,365	$81,178	$1,189	$6,266	$82,367	$2,099	$—	$90,732	$14,082	2007, 2008	$76,650

South Texas Detention Complex	Detention Facility	Pearsall, TX	$437	$31,405	$5,069	$437	$36,383	$—	$91	$36,911	$8,891	2004/2005, 2012	$—

Val Verde Correctional Facility	Correctional Facility	Del Rio, TX	$21	$56,009	$1,082	$16	$57,091	$5	$—	$57,112	$14,099	2000/2001, 2005, 2007	$43,013

Adelanto Detention Facility	Detention Facility	Adelanto, CA	$8,005	$113,255	$41,460	$8,753	$153,967	$—	$—	$162,720	$13,249	1990/1991, 2011, 2012, 2015	$149,471

Aurora/ICE Processing Center	Detention Facility	Aurora, CO	$4,590	$15,200	$71,963	$4,269	$86,159	$1,310	$15	$91,753	$13,854	1987, 1993, 1998, 2009, 2010, 2011	$77,899

Central Valley MCCF	Correctional Facility	Mc Farland, CA	$1,055	$28,133	$2,804	$905	$30,850	$211	$26	$31,992	$7,482	1997, 2009/2010	$24,510

Desert View MCCF	Correctional Facility	Adelanto, CA	$1,245	$27,943	$4,437	$1,245	$32,365	$—	$15	$33,625	$8,359	1997, 2010, 2013	$25,266

Golden State MCCF	Correctional Facility	Mc Farland, CA	$1,264	$27,924	$2,399	$1,072	$30,262	$253	$—	$31,587	$7,286	1997, 2010	$24,301

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition(2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Guadalupe County Correctional Facility	Correctional Facility	Santa Rosa, NM	$181	$29,732	$809	$27	$30,541	$154	$—	$30,722	$10,674	1998/1999, 2008	$20,048

Hudson Correctional Facility	Correctional Facility	Hudson, CO	$11,140	$—	$4,599	$7,372	$4,447	$3,920	$—	$15,739	$4,025	2009, 2011	$—

Lea County Correctional Facility,(3)	Correctional Facility	Hobbs, NM	$347	$67,933	$1,434	$—	$69,171	$347	$196	$69,714	$16,171	1997/1998	$—

McFarland CCF	Correctional Facility	Mc Farland, CA	$914	$9,019	$9,077	$2,036	$16,682	$183	$109	$19,010	$3,946	1988, 2011, 2014	$—

Mesa Verde CCF	Correctional Facility	Bakersfield, CA	$2,237	$13,714	$12,020	$2,237	$25,714	$—	$20	$27,971	$3,515	1989, 2011, 2015	$—

Northwest Detention Center	Detention Facility	Tacoma, WA	$3,916	$39,000	$49,964	$4,542	$86,334	$2,004	$—	$92,880	$17,352	2003/2004, 2009, 2010, 2012	$—

Western Region Detention Facility	Detention Facility	San Diego, CA	$—	$28,071	$1,289	$—	$29,360	$—	$—	$29,360	$29,086	1959-1961, 2000	$—

Delaney Hall	Detention Facility	Newark, NJ	$3,759	$22,502	$12,970	$3,759	$35,472	$—	$—	$39,231	$8,497	1999/2000, 2008	$—

Brooks County Detention Center	Detention Facility	Falfurrias, TX	$410	$18,940	$447	$414	$19,383	$—	$—	$19,797	$923	2001, 2011	$—

East Hidalgo Detention Center	Detention Facility	LaVilla, TX	$460	$28,010	$460	$481	$28,449	$—	$—	$28,930	$1,212	2001, 2002, 2004, 2005, 2007, 2011	$—

Perry County Correctional Center	Correctional Facility	Uniontown, AL	$400	$12,880	$70	$400	$12,950	$—	$—	$13,350	$618	2006	$—

Pine Prairie Correctional Center	Correctional Facility	Pine Prairie, LA	$260	$11,910	$1,378	$626	$12,922	$—	$—	$13,548	$703	1999, 2008	$—

South Louisiana Correctional Center	Correctional Facility	Basile, LA	$290	$13,040	$69	$290	$13,109	$—	$—	$13,399	$748	1993, 1994, 1996, 1998-1999, 2000- 2001, 2010-2011	$—

J. B. Evans Correctional Center	Correctional Facility	Newellton, LA	$30	$720	$—	$30	$720	$—	$—	$750	$97	1994, 1996	$—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition(2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Coastal Bend Detention Center	Detention Facility	Robstown, TX	$1,330	$26,820	$745	$1,348	$27,524	$—	$23	$28,895	$1,341	2008, 2009	$—

Corrections & Detention—Managed

Allen Correctional Center	Correctional Facility	Kinder, LA	$—	$28	$480	$2	$506	$—	$—	$508	$292	1989-1991, 1994/1995, 1998-1999	$—

Central Texas Detention Facility	Detention Facility	San Antonio, TX	$—	$—	$3,917	$—	$3,906	$—	$11	$3,917	$2,892	1962, 1989/1990, 2006, 2010	$—

Lawrenceville Correctional Center	Correctional Facility	Lawrenceville, VA	$—	$—	$844	$—	$844	$—	$—	$844	$810	1996-1998, 2011	$—

Arizona State Prison- Florence West	Correctional Facility	Florence, AZ	$320	$9,317	$1,060	$320	$10,377	$—	$—	$10,697	$7,120	1997	$—

Arizona State Prison — Phoenix West	Correctional Facility	Phoenix, AZ	$—	$7,919	$480	$—	$8,399	$—	$—	$8,399	$5,412	1979-1984, 1995/1996, 2002	$—

Central Arizona Correctional Facility	Correctional Facility	Florence, AZ	$—	$396	$1,648	$—	$2,024	$—	$20	$2,044	$1,777	2006	$—

Arizona State Prison — Kingman	Correctional Facility	Kingman, AZ	$—	$—	$227	$—	$227	$—	$—	$227	$28	2004, 2010	$—

New Castle Correctional Facility	Correctional Facility	New Castle, IN	$—	$—	$22,798	$—	$22,798	$—	$—	$22,798	$7,257	2001, 2012	$—

Plainfield Indiana STOP Facility	Correctional Facility	Plainfield, IN	$—	$—	$10	$—	$10	$—	$—	$10	$5	1890, 1900, 1921, 1961	$—

South Bay Correctional Facility	Correctional Facility	South Bay, FL	$—	$—	$2,411	$—	$2,411	$—	$—	$2,411	$2,308	1996/1997, 2001, 2004/2005, 2007, 2012	$—

Reeves County Detention Complex R1/R2	Detention Facility	Pecos, TX	$—	$—	$1,203	$—	$1,203	$—	$—	$1,203	$1,181	1986, 1998, 2001, 2004, 2009/2010	$—

Reeves County Detention Complex R3	Detention Facility	Pecos, TX	$—	$—	$4,238	$—	$4,238	$—	$—	$4,238	$4,234	2003, 2006, 2010	$—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition(2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Northeast New Mexico Detention Facility	Detention Facility	Clayton, NM	$—	$—	$293	$—	$272	$—	$21	$293	$254	2008	$—

Blackwater River Correctional Facility	Correctional Facility	Milton, FL	$—	$—	$36	$—	$36	$—	$—	$36	$35	2010	$—

Bay Correctional Facility	Correctional Facility	Panama City, FL	$—	$—	$6	$—	$6	$—	$—	$6	$6	1995	$—

Moore Haven Correctional Facility	Correctional Facility	Moore Haven, FL	$—	$—	$15	$—	$15	$—	$—	$15	$15	1995, 1999, 2007	$—

Graceville Correctional Facility	Correctional Facility	Jackson, FL	$—	$—	$512	$—	$512	$—	$—	$512	$260	2007, 2009, 2015	$—

Community Based Services — Owned/Leased

Beaumont Transitional Treatment Center	Community Corrections	Beaumont, TX	$105	$560	$430	$120	$975	$—	$—	$1,095	$325	1940-1950, 1967, 1975, 1986, 1997	$—

Bronx Community Re-entry Center	Community Corrections	Bronx, NY	$—	$154	$3,259	$—	$3,413	$—	$—	$3,413	$1,645	1966, 1998, 2009, 2012, 2015	$—

Cordova Center	Community Corrections	Anchorage, AK	$235	$3,225	$3,912	$235	$6,825	$—	$312	$7,372	$1,459	1974-1979, 2001, 2013	$—

El Monte Center	Community Corrections	El Monte, CA	$—	$47	$317	$—	$359	$—	$5	$364	$344	1960, 2004, 2012	$—

Grossman Center	Community Corrections	Leavenworth, KS	$—	$24	$34	$—	$58	$—	$—	$58	$47	2002/2003, 2010	$—

Las Vegas Community Correctional Center	Community Corrections	Las Vegas, NV	$520	$1,580	$386	$520	$1,966	$—	$—	$2,486	$363	1978, 2004	$—

Leidel Comprehensive Sanction Center	Community Corrections	Houston, TX	$3,210	$710	$536	$3,210	$1,246	$—	$—	$4,456	$327	1930, 1960, 2005/2006, 2012	$—

Marvin Gardens Center	Community Corrections	Los Angeles, CA	$—	$50	$978	$—	$273	$241	$514	$1,028	$224	1962/1965, 1990	$—

McCabe Center	Community Corrections	Austin, TX	$350	$510	$529	$350	$1,039	$—	$—	$1,389	$477	1962, 2012	$—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition(2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Mid Valley House	Community Corrections	Edinburg, TX	$694	$3,608	$225	$700	$3,827	$—	$—	$4,527	$235	1985, 2001, 2014	$—

Midtown Center	Community Corrections	Anchorage, AK	$130	$220	$153	$130	$373	$—	$—	$503	$110	Early 1950s, 1972, 1998	$—

Newark Residental Re-entry Center	Community Corrections	Newark, NJ	$—	$799	$1,406	$—	$2,205	$—	$—	$2,205	$533	1925, 1992, 2014, 2016	$—

Northstar Center	Community Corrections	Fairbanks, AK	$—	$12	$250	$—	$262	$—	$—	$262	$230	1970/1975, 1995	$—

Oakland Center	Community Corrections	Oakland, CA	$970	$250	$77	$970	$327	$—	$—	$1,297	$111	1904-1911, 2000s	$—

Parkview Center	Community Corrections	Anchorage, AK	$160	$1,480	$275	$160	$1,755	$—	$—	$1,915	$587	1971, 1976	$—

Reality House	Community Corrections	Brownsville, TX	$487	$2,771	$122	$493	$2,881	$—	$6	$3,380	$350	1983, 2011	$—

Southeast Texas Transitional Center	Community Corrections	Houston, TX	$910	$3,210	$2,335	$939	$5,507	$—	$9	$6,455	$1,549	1960, 1967, 1970, 1984, 1997/1998, 2008, 2012	$—

Salt Lake City Center	Community Corrections	Salt Lake City, UT	$751	$1,505	$120	$751	$1,625	$—	$—	$2,376	$136	1970, 1977, 2004	$—

Seaside Center	Community Corrections	Nome, AK	$67	$732	$3,938	$67	$4,670	$—	$—	$4,737	$101	1999, 2015/2016	$—

Taylor Street Center	Community Corrections	San Francisco, CA	$3,230	$900	$3,052	$3,230	$3,934	$—	$18	$7,182	$881	1907, 2010/2011	$—

Tundra Center	Community Corrections	Bethel, AK	$20	$1,190	$1,252	$79	$2,383	$—	$—	$2,462	$941	1960/1970	$—

Youth Services — Owned/Leased

Abraxas Academy	Youth Facility	Morgantown, PA	$4,220	$14,120	$1,317	$4,224	$15,328	$—	$105	$19,657	$2,548	1999/2000	$—

Abraxas I	Youth Facility	Marienville, PA	$990	$7,600	$1,292	$1,028	$8,781	$—	$73	$9,882	$1,893	1930s, 1960, 1982, 1985-1987, 1989-1999, 2003	$—

Abraxas Ohio	Youth Facility	Shelby, OH	$1,160	$2,900	$839	$1,197	$3,675	$—	$27	$4,899	$842	1900, 1935, 1965, 1992	$—

Abraxas Youth Center	Youth Facility	South Mountain, PA	$—	$36	$345	$—	$381	$—	$—	$381	$347	1938, 1948, 2001	$—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition(2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

DuPage Interventions	Youth Facility	Hinsdale, IL	$2,110	$1,190	$283	$2,110	$1,473	$—	$—	$3,583	$373	1988	$—

Hector Garza Center	Youth Facility	San Antonio, TX	$1,590	$3,540	$834	$1,637	$3,963	$—	$364	$5,964	$796	1986/1987, 2006	$—

Leadership Development Program	Youth Facility	South Mountain, PA	$—	$25	$527	$—	$521	$—	$31	$552	$330	1920, 1938, 2000, 2005	$—

Southern Peaks Regional Treatment Center	Youth Facility	Canon City, CO	$2,850	$11,350	$368	$3,000	$11,492	$—	$76	$14,568	$2,197	2003-2004	$—

Southwood Interventions	Youth Facility	Chicago, IL	$870	$6,310	$1,036	$898	$7,166	$—	$152	$8,216	$1,781	1925, 1950, 1975, 2008	$—

Woodridge Interventions	Youth Facility	Woodridge, IL	$5,160	$4,330	$694	$5,304	$4,880	$—	$—	$10,184	$1,160	1982/1986	$—

Contact Interventions	Youth Facility	Wauconda, IL	$719	$1,110	$(638)	$699	$492	$—	$—	$1,191	$141	1950s/1960, 2006	$—

Electronic & Location Monitoring Centers — Managed

FCM Washington DC/Baltimore	Day Reporting Center	Silver Springs, MD	$—	$345	$—	$—	$345	$—	$—	$345	$52	1964/1965, 2007	$—

FCM Los Angeles	Day Reporting Center	Los Angeles, CA	$—	$13	$—	$—	$13	$—	$—	$13	$2	1919/1921, 1936	$—

FCM Chicago	Day Reporting Center	Chicago, IL	$—	$18	$—	$—	$18	$—	$—	$18	$2	1893, 1990	$—

El Centro DRC	Day Reporting Center	El Centro, CA	$—	$11	$—	$—	$11	$—	$—	$11	$2	1976	$—

Ventura DRC	Day Reporting Center	Ventura, CA	$—	$19	$—	$—	$19	$—	$—	$19	$7	1988	$—

Neptune CRC	Day Reporting Center	Neptune City, NJ	$—	$16	$5	$—	$21	$—	$—	$21	$17	2008-2009, 2011- 2012, 2015	$—

Perth Amboy CRC	Day Reporting Center	Perth Amboy, NJ	$—	$19	$36	$—	$55	$—	$—	$55	$31	2006-2008, 2010, 2015	$—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition(2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Elizabeth NJ CRC	Day Reporting Center	Elizabeth, NJ	$—	$26	$10	$—	$36	$—	$—	$36	$29	2003, 2006-2007, 2009, 2011, 2015	$—

Atlantic City CRC	Day Reporting Center	Atlantic City, NJ	$—	$10	$6	$—	$16	$—	$—	$16	$9	2004, 2005, 2011	$—

Orange DRC	Day Reporting Center	Santa Ana, CA	$—	$72	$—	$—	$72	$—	$—	$72	$72	2012	$—

South Philadelphia PADOC DRC	Day Reporting Center	Philadelphia, PA	$—	$124	$—	$—	$124	$—	$—	$124	$120	2014	$—

Lancaster County PADOC DRC	Day Reporting Center	Lancaster, PA	$—	$73	$—	$—	$73	$—	$—	$73	$42	2014	$—

North Pittsburgh PADOC DRC	Day Reporting Center	Pittsburgh, PA	$—	$81	$—	$—	$81	$—	$—	$81	$70	2014	$—

Lycoming County DRC	Day Reporting Center	Williamsport, PA	$—	$56	$94	$—	$150	$—	$—	$150	$50	2014, 2015	$—

Vineland NJ DRC	Day Reporting Center	Vineland, NJ	$—	$163	$(1)	$—	$162	$—	$—	$162	$47	2015	$—

Eagle DRC	Day Reporting Center	Eagle, CO	$—	$—	$12	$—	$12	$—	$—	$12	$—	2016	$—

Northglenn DRC	Day Reporting Center	Northglenn, CO	$—	$21	$—	$—	$21	$—	$—	$21	$21	2011, 2013	$—

Aurora DRC	Day Reporting Center	Aurora, CO	$—	$21	$23	$—	$44	$—	$—	$44	$44	2003, 2008, 2010, 2013, 2015	$—

Denver DRC	Day Reporting Center	Denver, CO	$—	$43	$294	$—	$337	$—	$—	$337	$92	2005, 2009, 2010, 2011, 2012, 2013, 2014	$—

Santa Ana CDCR	Day Reporting Center	Santa Ana, CA	$—	$113	$—	$—	$113	$—	$—	$113	$113	2013	$—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition(2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Los Angeles CDCR	Day Reporting Center	Pamona, CA	$—	$44	$—	$—	$44	$—	$—	$44	$18	2013	$—

Merced DRC	Day Reporting Center	Merced, CA	$—	$18	$—	$—	$18	$—	$—	$18	$18	2007, 2008, 2011	$—

Kern County DRC	Day Reporting Center	Bakersfield, CA	$—	$23	$7	$—	$30	$—	$—	$30	$25	2010, 2012, 2015	$—

San Diego DRC	Day Reporting Center	San Diego, CA	$—	$30	$—	$—	$30	$—	$—	$30	$30	2007, 2010	$—

Luzerne EM	Day Reporting Center	Wilkes Barre, PA	$—	$20	$—	$—	$20	$—	$—	$20	$20	2007, 2013	$—

Luzerne DRC	Day Reporting Center	Wilkes Barre, PA	$—	$110	$7	$—	$117	$—	$—	$117	$113	2010, 2014	$—

Sedgwick DRC	Day Reporting Center	Wichita, KS	$—	$23	$—	$—	$23	$—	$—	$23	$23	2006, 2007	$—

Chicago Heights SRC	Day Reporting Center	Chicago Heights, IL	$—	$3	$19	$—	$22	$—	$—	$22	$8	2011, 2012, 2015	$—

Chicago West Grand SRC	Day Reporting Center	Chicago, IL	$—	$22	$—	$—	$22	$—	$—	$22	$22	2005, 2006, 2008, 2010, 2011	$—

Rockford SRC	Day Reporting Center	Rockford, IL	$—	$2	$15	$—	$16	$—	$—	$16	$6	2005, 2006, 2015	$—

Decatur SRC	Day Reporting Center	Decatur, IL	$—	$28	$33	$—	$60	$—	$—	$60	$41	2004, 2005, 2006, 2009, 2010, 2011, 2015	$—

East St. Louis SRC	Day Reporting Center	East St. Louis, IL	$—	$—	$13	$—	$13	$—	$—	$13	$5	2005, 2015	$—

Chatham IL	Day Reporting Center	Chatham, IL	$—	$53	$—	$—	$53	$—	$—	$53	$19	2015	$—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition(2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Philadelphia ISAP	Intensive Supervision Appearance Program	Philadelphia, PA	$—	$378	$(117)	$—	$260	$—	$—	$260	$106	2010, 2014, 2015	$—

Miami ISAP	Intensive Supervision Appearance Program	Miami, FL	$—	$82	$9	$—	$91	$—	$—	$91	$86	2007, 2008, 2010, 2014	$—

Delray Beach ISAP	Intensive Supervision Appearance Program	Delray Beach, FL	$—	$26	$3	$—	$29	$—	$—	$29	$1	2006	$—

Orlando ISAP	Intensive Supervision Appearance Program	Orlando, FL	$—	$18	$—	$—	$18	$—	$—	$18	$18	2007, 2010	$—

Atlanta ISAP	Intensive Supervision Appearance Program	Atlanta, GA	$—	$268	$(54)	$—	$215	$—	$—	$215	$78	2009, 2015	$—

New Orleans ISAP	Intensive Supervision Appearance Program	New Orleans, LA	$—	$54	$—	$—	$54	$—	$—	$54	$24	2009, 2015	$—

Washington DC ISAP	Intensive Supervision Appearance Program	Fairfax, VA	$—	$20	$2	$—	$22	$—	$—	$22	$9	2014, 2015	$—

Charleston, SC	Intensive Supervision Appearance Program	Charleston, SC	$—	$39	$—	$—	$39	$—	$—	$39	$12	2015	$—

Chicago ISAP	Intensive Supervision Appearance Program	Chicago, IL	$—	$25	$—	$—	$25	$—	$—	$25	$25	2009, 2013	$—

Detroit ISAP	Intensive Supervision Appearance Program	Detroit, MI	$—	$18	$—	$—	$18	$—	$—	$18	$18	2009	$—

Denver ISAP	Intensive Supervision Appearance Program	Centennial, CO	$—	$173	$(6)	$—	$167	$—	$—	$167	$63	2015	$—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition(2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

St Louis MO	Intensive Supervision Appearance Program	St. Louis, MO	$—	$50	$—	$—	$50	$—	$—	$50	$16	2015	$—

Indianapolis, IN	Intensive Supervision Appearance Program	Indianapolis, IN	$—	$35	$—	$—	$35	$—	$—	$35	$6	2016	$—

San Francisco ISAP	Intensive Supervision Appearance Program	San Francisco, CA	$—	$272	$(92)	$—	$180	$—	$—	$180	$66	2004, 2009, 2015	$—

Salt Lake City ISAP	Intensive Supervision Appearance Program	Murray, UT	$—	$7	$17	$—	$24	$—	$—	$24	$14	2009, 2015	$—

Seattle ISAP	Intensive Supervision Appearance Program	Tukwila, WA	$—	$40	$15	$—	$55	$—	$—	$55	$47	2009, 2014	$—

Sacramento, CA	Intensive Supervision Appearance Program	Sacracmento, CA	$—	$28	$—	$—	$28	$—	$—	$28	$9	2015	$—

Bronx ISAP	Intensive Supervision Appearance Program	Bronx, NY	$—	$31	$40	$—	$71	$—	$—	$71	$35	2010, 2015	$—

Manhattan ISAP	Intensive Supervision Appearance Program	New York, NY	$—	$10	$10	$—	$20	$—	$—	$20	$13	2010	$—

Queens ISAP	Intensive Supervision Appearance Program	Jamaica, NY	$—	$125	$7	$—	$132	$—	$—	$132	$52	2014, 2015	$—

Boston ISAP	Intensive Supervision Appearance Program	Burlington, MA	$—	$80	$5	$—	$85	$—	$—	$85	$35	2014, 2015	$—

Hartford ISAP	Intensive Supervision Appearance Program	Hartford, CT	$—	$23	$6	$—	$29	$—	$—	$29	$14	2009, 2014, 2015	$—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition(2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Newark ISAP	Intensive Supervision Appearance Program	Newark, NJ	$—	$29	$2	$—	$31	$—	$—	$31	$31	2009, 2014	$—

Marlton ISAP	Intensive Supervision Appearance Program	Marlton, NJ	$—	$2	$10	$—	$13	$—	$—	$13	$7	2013, 2015	$—

Richmond, VA ISAP	Intensive Supervision Appearance Program	Richmond, VA	$—	$52	$—	$—	$52	$—	$—	$52	$14	2015	$—

Los Angeles ISAP	Intensive Supervision Appearance Program	Los Angeles, CA	$—	$35	$45	$—	$80	$—	$—	$80	$53	2007, 2008, 2014, 2015	$—

San Bernadino ISAP	Intensive Supervision Appearance Program	San Bernadino, CA	$—	$42	$—	$—	$42	$—	$—	$42	$42	2008, 2012, 2013	$—

Dallas ISAP	Intensive Supervision Appearance Program	Dallas, TX	$—	$17	$5	$—	$22	$—	$—	$22	$18	2009	$—

El Paso ISAP	Intensive Supervision Appearance Program	El Paso, TX	$—	$2	$27	$—	$29	$—	$—	$29	$13	2009, 2015	$—

Houston ISAP	Intensive Supervision Appearance Program	Houston, TX	$—	$21	$19	$—	$40	$—	$—	$40	$25	2009	$—

Phoenix ISAP	Intensive Supervision Appearance Program	Phoenix, AZ	$—	$79	$—	$—	$79	$—	$—	$79	$36	2015	$—

San Antonio ISAP	Intensive Supervision Appearance Program	San Antonio, TX	$—	$7	$50	$—	$57	$—	$—	$57	$28	2009, 2014, 2015	$—

San Diego ISAP	Intensive Supervision Appearance Program	San Diego, CA	$—	$14	$10	$—	$24	$—	$—	$24	$8	2015	$—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition(2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Bakersfield ISAP	Intensive Supervision Appearance Program	Bakersfield, CA	$—	$16	$—	$—	$16	$—	$—	$16	$16	2012	$—

Fresno, CA	Intensive Supervision Appearance Program	Fresno, CA	$—	$120	$—	$—	$120	$—	$—	$120	$33	2015	$—

Ventura C-Site	Intensive Supervision Appearance Program	Camarillo, CA	$—	$59	$—	$—	$59	$—	$—	$59	$4	2016	$—

International Corrections & Detention — Managed

Arthur Gorrie Correctional Centre	Correctional Facility	Brisbane, Queensland AUS	$—	$—	$182	$—	$182	$—	$—	$182	$147	1992	$—

Fulham Correctional Centre & Fulham Nalu Challenge Community Unit	Correctional Facility	West Sale, Victoria AUS	$—	$—	$3,840	$—	$3,840	$—	$—	$3,840	$1,144	1997, 2002	$—

Junee Correctional Centre	Correctional Facility	Junee, New South Wales, AUS	$—	$—	$1,057	$—	$1,057	$—	$—	$1,057	$706	1993	$—

Parklea Correctional Centre	Correctional Facility	Parklea, New South Wales, AUS	$—	$—	$966	$—	$966	$—	$—	$966	$938	1987	$—

Dungavel House Immigration Removal Centre	Detention Facility	South Lanarkshire, UK	$—	$—	$80	$—	$80	$—	$—	$80	$39	2013	$—

Kutama-Sinthumule Correctional Centre	Correctional Facility	Louis Trichardt, South Africa	$—	$—	$148	$—	$148	$—	$—	$148	$113	2003-2008	$—

Offices — Leased

Corporate Headquarters	Office	Boca Raton, FL	$—	$1,072	$6,307	$—	$7,379	$—	$—	$7,379	$5,237	1985, 2003, 2005, 2011-2013	$—

New Corporate Headquarters	Office	Boca Raton, FL	$—	$—	$10,703	$—	$—	$10,019	$684	$10,703	$—	CIP	$—

Central Regional Office	Office	San Antonio, TX	$—	$—	$76	$—	$76	$—	$—	$76	$25	1985, 2003/2004, 2010	$—

			Original
Property Name(1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition(2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Eastern Regional Office	Office	Charlotte, NC	$—	$—	$11	$—	$11	$—	$—	$11	$8	1998, 2013	$—

Western Regional Office	Office	Los Angeles, CA	$—	$22	$134	$—	$156	$—	$—	$156	$61	2002, 2010, 2014	$—

Anderson, IN Call Center	Office	Anderson, IN	$114	$5,141		$114	$5,141		$—	$5,255	$149	2016	$—

Boulder, CO Point II	Office	Boulder CO		$3,289	$(358)		$2,931		$—	$2,931	$347	1969, 2015	$—

Protocol	Office	Aurora, IL		$4	$196		$200		$—	$200	$42	2014, 2015	$—

Sydney Office	Office	Sydney, AUS	$—	$—	$4,691	$—	$4,691	$—	$—	$4,691	$85	1980	$—

Melbourne Office	Office	Melbourne, AUS	$—	$—	$12	$—	$12	$—	$—	$12	$8	2015	$—

Miscellaneous Investments

Miscellaneous Investments	Various	Various	$16,185	$4,385	$7,773	$1,319	$4,671	$18,050	$4,304	$28,344	$2,841	Various	$—

		Total	$112,941	$1,623,807	$518,512	$98,703	$2,102,018	$39,965	$14,574	$2,255,260	$429,814		$1,160,041

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

The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $1.5 billion at December 31, 2016. Depreciation and amortization are provided on the alternative depreciation system and straight-line methods over the estimated useful lives of the assets. This amount excludes international real estate investments.

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

THE GEO GROUP, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

For the Years Ended December 31, 2016, 2015 and 2014

(dollars in thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	2016	2015	2014
Real Estate:
Balance at the beginning of the year	$2,214,057	$2,026,872	$1,935,556
Additions to/improvements of real estate	49,685	191,846	94,521
Assets sold/written-off	(8,482)	(4,661)	(3,205)

Balance at the end of the year	$2,255,260	$2,214,057	$2,026,872

Accumulated Depreciation
Balance at the beginning of the year	$371,563	$317,584	$266,848
Depreciation expense	60,856	57,746	53,182
Assets sold/written-off	(2,605)	(3,767)	(2,446)

Balance at the end of the year	$429,814	$371,563	$317,584