Form 10-Q
period 2017-03-31
GEO GROUP INC
filed 2017-05-04
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2017, the registrant had 124,137,553 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2017 AND 2016

(In thousands, except per share data)

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenues	$550,614	$510,185
Operating expenses	414,707	388,506
Depreciation and amortization	28,949	28,451
General and administrative expenses	42,586	34,061

Operating income	64,372	59,167
Interest income	11,977	4,557
Interest expense	(35,000)	(29,366)

Income before income taxes and equity in earnings of affiliates	41,349	34,358
Provision for income taxes	2,470	3,151
Equity in earnings of affiliates, net of income tax provision of $611 and $471, respectively	1,487	1,119

Net income	40,366	32,326
Net loss attributable to noncontrolling interests	37	24

Net income attributable to The GEO Group, Inc.	$40,403	$32,350

Weighted-average common shares outstanding:
Basic	113,599	110,813
Diluted	114,478	111,300
Net income per common share attributable to The GEO Group, Inc.:
Basic:
Net income per common share attributable to The GEO Group, Inc. - basic	$0.36	$0.29

Diluted:
Net income per common share attributable to The GEO Group, Inc. - diluted	$0.35	$0.29

Dividends declared per share	$0.47	$0.43

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2017 AND 2016

(In thousands)

	Three Months Ended
	March 31, 2017	March 31, 2016
Net income	$40,366	$32,326
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,692	1,513
Pension liability adjustment, net of tax provision of $25 and $21, respectively	47	33
Unrealized loss on derivative instrument classified as cash flow hedge, net of tax benefit of $83 and $426, respectively	(479)	(2,444)

Total other comprehensive income (loss), net of tax	1,260	(898)

Total comprehensive income	41,626	31,428

Comprehensive loss attributable to noncontrolling interests	35	16

Comprehensive income attributable to The GEO Group, Inc.	$41,661	$31,444

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2017 AND DECEMBER 31, 2016

(In thousands, except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$434,559	$68,038
Restricted cash and investments	16,839	17,133
Accounts receivable, less allowance for doubtful accounts of $3,769 and $3,664, respectively	307,491	356,255
Contract receivable, current portion	237,649	224,033
Prepaid expenses and other current assets	28,992	32,210

Total current assets	1,025,530	697,669

Restricted Cash and Investments	21,678	20,848
Property and Equipment, Net	1,909,698	1,897,241
Non-Current Contract Receivable	302,836	219,783
Deferred Income Tax Assets	30,039	30,039
Goodwill	615,458	615,433
Intangible Assets, Net	198,810	203,884
Other Non-Current Assets	62,966	64,512

Total Assets	$4,167,015	$3,749,409

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$84,858	$79,637
Accrued payroll and related taxes	51,282	55,260
Accrued expenses and other current liabilities	119,908	131,096
Current portion of capital lease obligations, long-term debt and non-recourse debt	255,123	238,065

Total current liabilities	511,171	504,058

Other Non-Current Liabilities	89,308	88,656
Capital Lease Obligations	7,098	7,431
Long-Term Debt	2,089,499	1,935,465
Non-Recourse Debt	224,291	238,842
Commitments, Contingencies and Other (Note 10)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized, 123,594,858 and 112,547,544 issued and outstanding, respectively	1,236	1,125
Additional paid-in capital	1,173,451	891,993
Earnings in excess of distributions	100,662	112,763
Accumulated other comprehensive loss	(29,567)	(30,825)

Total shareholders’ equity attributable to The GEO Group, Inc.	1,245,782	975,056
Noncontrolling interests	(134)	(99)

Total shareholders’ equity	1,245,648	974,957

Total Liabilities and Shareholders’ Equity	$4,167,015	$3,749,409

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2017 AND 2016

(In thousands)

	Three Months Ended
	March 31, 2017	March 31, 2016
Cash Flow from Operating Activities:
Net income	$40,366	$32,326
Net loss attributable to noncontrolling interests	37	24

Net income attributable to The GEO Group, Inc.	40,403	32,350
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	28,949	28,451
Stock-based compensation	4,963	3,241
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	4,235	2,366
Provision for doubtful accounts	378	—
Equity in earnings of affiliates, net of tax	(1,487)	(1,119)
Dividends received from unconsolidated joint venture	2,359	—
Income tax deficiency related to equity compensation	—	818
Loss (gain) on sale/disposal of property and equipment	110	(326)
Changes in assets and liabilities, net of effects of acquisitions:
Changes in accounts receivable, prepaid expenses and other assets	51,709	(22,563)
Changes in contract receivable	(69,098)	(46,956)
Changes in accounts payable, accrued expenses and other liabilities	(14,639)	(13,789)

Net cash provided by (used in) operating activities	47,882	(17,527)

Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	689	18
Change in restricted cash and investments	25	(41,037)
Capital expenditures	(34,421)	(28,429)

Net cash used in investing activities	(33,707)	(69,448)

Cash Flow from Financing Activities:
Proceeds from long-term debt	1,083,148	117,000
Payments on long-term debt	(918,500)	(88,756)
Payments on non-recourse debt	(67,171)	(1,613)
Proceeds from non-recourse debt	36,020	71,242
Taxes paid related to net share settlements of equity awards	(3,434)	(1,717)
Proceeds from issuance of common stock under prospectus supplement	276,036	—
Proceeds from issuance of common stock in connection with ESPP	122	2,357
Debt issuance costs	(7,371)	(1,505)
Income tax deficiency related to equity compensation	—	(818)
Proceeds from the exercise of stock options	3,882	979
Cash dividends paid	(52,504)	(48,509)

Net cash provided by financing activities	350,228	48,660
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,118	1,902

Net Increase (Decrease) in Cash and Cash Equivalents	366,521	(36,413)
Cash and Cash Equivalents, beginning of period	68,038	59,638

Cash and Cash Equivalents, end of period	$434,559	$23,225

Supplemental Disclosures:
Non-cash Investing and Financing activities:
Capital expenditures in accounts payable and accrued expenses	$1,312	$2,340

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) is a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of correctional, detention and reentry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa and the United Kingdom. The Company owns, leases and operates a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, as well as community based reentry facilities and offers an expanded delivery of offender rehabilitation services under its ‘GEO Continuum of Care’ platform. The ‘GEO Continuum of Care’ program integrates enhanced in-prison programs, which are evidence-based and include cognitive behavioral treatment and post-release services, provides academic and vocational classes to life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). After its acquisition of Community Education Centers (Refer to Note 15 - Subsequent Events), the Company’s worldwide operations include the management and/or ownership of approximately 100,000 beds at 143 correctional and detention facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 174,000 offenders and pre-trial defendants, including approximately 95,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

In March 2017, the Company’s Board of Directors declared a 3-for-2 stock split of its common stock. The stock split took effect on April 24, 2017 with respect to shareholders of record on April 10, 2017. Outstanding share and per-share amounts disclosed for all periods presented have been retroactively adjusted to reflect the effects of the stock split. On April 24, 2017, the Company amended its articles of incorporation to increase the number of authorized shares of common stock to take into effect the stock split.

The Company’s unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017 for the year ended December 31, 2016. The accompanying December 31, 2016 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results for the entire year ending December 31, 2017, or for any other future interim or annual periods.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company’s goodwill balances from December 31, 2016 to March 31, 2017 are as follows (in thousands):

	December 31, 2016	Foreign Currency Translation	March 31, 2017
U.S. Corrections & Detention	$277,774	$—	$277,774
GEO Care	337,257	—	337,257
International Services	402	25	427

Total Goodwill	$615,433	$25	$615,458

The Company has also recorded other finite and indefinite-lived intangible assets as a result of its various business combinations. The Company’s intangible assets include customer relationships, facility management contracts, trade names and technology, as follows (in thousands):

	March 31, 2017				December 31, 2016
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts and customer relationships	15.6	$233,154	$(91,187)	$141,967	$233,136	$(87,256)	$145,880
Technology	7.3	33,700	(22,057)	11,643	33,700	(20,896)	12,804
Trade name (Indefinite lived)	Indefinite	45,200	—	45,200	45,200	—	45,200

Total acquired intangible assets		$312,054	$(113,244)	$198,810	$312,036	$(108,152)	$203,884

Amortization expense was $5.1 million for both the three months ended March 31, 2017 and March 31, 2016. Amortization expense was primarily related to the U.S. Corrections & Detention and GEO Care segments’ amortization of acquired facility management contracts. As of March 31, 2017, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 1.5 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the current contractual periods.

Estimated amortization expense related to the Company’s finite-lived intangible assets for the remainder of 2017 through 2021 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2017	$15,271
2018	17,470
2019	17,142
2020	17,143
2021	15,348
Thereafter	71,236

$153,610

3. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

		Fair Value Measurements at March 31, 2017
	Carrying Value at March 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment:
Rabbi Trust	$17,720	$—	$17,720	$—
Fixed income securities	1,807	—	1,807	—
Liabilities:
Interest rate swap derivatives	$19,242	$—	$19,242	$—

		Fair Value Measurements at December 31, 2016
	Carrying Value at December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$15,662	$—	$15,662	$—
Fixed income securities	1,782	—	1,782	—
Interest rate cap derivatives	15	—	15	—
Liabilities:
Interest rate swap derivatives	$18,679	$—	$18,679	$—

The Company’s Level 2 financial instruments included in the tables above as of March 31, 2017 and December 31, 2016 consist of interest rate swap derivative liabilities and interest rate cap derivative assets held by the Company’s Australian subsidiary, the Company’s rabbi trust established for GEO employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and an investment in Canadian dollar denominated fixed income securities. The balance of the interest cap derivative assets at March 31, 2017 was not significant.

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

4. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at March 31, 2017 and December 31, 2016 (in thousands):

		Estimated Fair Value Measurements at March 31, 2017
	Carrying Value as of March 31, 2017	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$434,559	$434,559	$434,559	$—	$—
Restricted cash and investments	20,797	20,797	19,086	1,711	—
Liabilities:
Borrowings under senior credit facility	$973,680	$974,743	$—	$974,743	$—
5.875% Senior Notes due 2024	250,000	256,250	—	256,250	—
5.125% Senior Notes	300,000	297,375	—	297,375	—
5.875% Senior Notes due 2022	250,000	259,688	—	259,688	—
6.00% Senior Notes	350,000	354,813	—	354,813	—
Non-recourse debt, Australian subsidiary	450,585	450,764	—	450,764	—
Other non-recourse debt, including current portion	36,680	37,330	—	37,330	—

		Estimated Fair Value Measurements at December 31, 2016
	Carrying Value as of December 31, 2016	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$68,038	$68,038	$68,038	$—	$—
Restricted cash and investments	22,319	22,319	19,614	2,705	—
Liabilities:
Borrowings under senior credit facility	$804,500	$795,008	$—	$795,008	$—
5.875% Senior Notes due 2024	250,000	247,813	—	247,813	—
5.125% Senior Notes	300,000	292,125	—	292,125	—
5.875% Senior Notes due 2022	250,000	254,688	—	254,688	—
6.00% Senior Notes	350,000	346,938	—	346,938	—
Non-recourse debt, Australian subsidiary	454,222	454,185	—	454,185	—
Other non-recourse debt, including current portion	36,280	37,550	—	37,550	—

The fair values of the Company’s cash and cash equivalents, and restricted cash approximates the carrying values of these assets at March 31, 2017 and December 31, 2016. The increase in cash and cash equivalents at March 31, 2017 compared to December 31, 2016 is due to additional proceeds received from the Company’s term loan which was modified on March 23, 2017. Refer to Note 9 - Debt. Restricted cash consists of money market funds, bank deposits, commercial paper and time deposits used for asset replacement funds contractually required to be maintained at the Company’s Australian subsidiary and contractual commitments related to the design and construction of a new facility in Ravenhall Australia. The fair value of the money market funds and bank deposits is based on quoted market prices (Level 1) and the fair value of commercial paper and time deposits is based on market prices for similar instruments (Level 2).

The fair values of the Company’s 5.875% senior unsecured notes due 2022 (“5.875% Senior Notes due 2022”), 5.875% senior unsecured notes due 2024 (“5.875% Senior Notes due 2024”), 6.00% senior unsecured notes due 2026 (“6.00% Senior Notes”), and the 5.125% senior unsecured notes due 2023 (“5.125% Senior Notes”), although not actively traded, are based on published financial data for these instruments. The fair values of the Company’s non-recourse debt related to the Washington Economic Development Finance Authority (“WEDFA”) is based on market prices for similar instruments. The fair value of the non-recourse debt related to the Company’s Australian subsidiary is estimated using a discounted cash flow model based on current Australian borrowing rates for similar instruments. The fair value of borrowings under the senior credit facility is based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.

5. SHAREHOLDERS’ EQUITY

The following table presents the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests (in thousands):

	Common shares		Additional Paid-In	Earnings in Excess of	Accumulated Other Comprehensive	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Distributions	Loss	Interests	Equity
Balance, December 31, 2016	112,548	$1,125	$891,993	$112,763	$(30,825)	$(99)	$974,957
Proceeds from exercise of stock options	195	2	3,880	—	—	—	3,882
Stock-based compensation expense	—	—	4,963	—	—	—	4,963
Restricted stock granted	622	6	(6)	—	—	—	—
Restricted stock canceled	(11)	—	—	—	—	—	—
Dividends paid	—	—	—	(52,504)	—	—	(52,504)
Issuance of common stock - prospectus supplement	10,350	104	275,932	—	—	—	276,036
Shares withheld for net settlements of share-based awards	(113)	(1)	(3,433)	—	—	—	(3,434)
Re-issuance of treasury shares - ESPP	4	—	122	—	—	—	122
Net income (loss)	—	—	—	40,403	—	(37)	40,366
Other comprehensive income	—	—	—	—	1,258	2	1,260

Balance, March 31, 2017	123,595	$1,236	$1,173,451	$100,662	$(29,567)	$(134)	$1,245,648

During the three months ended March 31, 2017, the Company withheld shares through net share settlements to satisfy minimum statutory tax withholding requirements upon vesting of shares of restricted stock held by employees.

Outstanding share and per-share amounts disclosed for all periods presented have been retroactively adjusted to reflect the effects of the stock split. Refer to Note 1 - Basis of Presentation.

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

During the three months ended March 31, 2017 and the year ended December 31, 2016, respectively, GEO declared and paid the following regular cash distributions to its shareholders as follows:

Declaration Date	Payment Date	Record Date	Distribution Per Share	Aggregate Payment Amount (in millions)
February 3, 2016	February 26, 2016	February 16, 2016	$0.43	$48.5
April 20, 2016	May 12, 2016	May 2, 2016	$0.43	$48.7
July 20, 2016	August 12, 2016	August 1, 2016	$0.43	$48.7
October 18, 2016	November 10, 2016	October 31, 2016	$0.43	$48.8
February 6, 2017	February 27, 2017	February 17, 2017	$0.47	$52.5

Distributions per share above have been adjusted to reflect the affects of the stock split.

Common Stock Offering

On March 7, 2017, the Company entered into an underwriting agreement related to the issuance and sale of 9,000,000 shares of common stock, par value $.01 per share, of the Company. The offering price to the public was $27.8 per share and the underwriters agreed to purchase the shares from the Company pursuant to the underwriting agreement at a price of $26.7 per share. In addition, under the terms of the underwriting agreement, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,350,000 shares of common stock. On March 8, 2017, the underwriters exercised in full their option to purchase the additional 1,350,000 shares of common stock. On March 13, 2017, the Company announced that it had completed the sale of 10,350,000 shares of common stock with its previously announced underwritten public offering. GEO received gross proceeds (before underwriting discounts and estimated offering expenses) of approximately $288.1 million from the offering, including approximately $37.6 million in connection with the sale of the additional shares. Fees paid in connection with the offering were not significant and have been netted against additional paid-in capital. The 10,350,000 shares of common stock were issued under GEO’s currently effective shelf registration filed with the Securities and Exchange Commission on March 9, 2017. The net proceeds of this offering were used to repay amounts outstanding under the revolver portion of the Company’s senior credit facility and for general corporate purposes. The number of shares and per-share amounts herein have been adjusted to reflect the effects of the stock split. Refer to Note 1 - Basis of Presentation

Prospectus Supplement

In September 2014, the Company filed with the Securities and Exchange Commission an automatic shelf registration statement on Form S-3. On November 10, 2014, in connection with the shelf registration, the Company filed with the Securities and Exchange Commission a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $150.0 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the three months ended March 31, 2017 or during the year ended December 31, 2016.

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

The components of accumulated other comprehensive income (loss) attributable to GEO within shareholders’ equity are as follows:

	Three Months Ended March 31, 2017 (In thousands)
	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc. (1)	Unrealized (loss)/gain on derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, December 31, 2016	$(11,284)	$(15,877)	$(3,664)	$(30,825)
Current-period other comprehensive (loss) income	1,690	(479)	47	1,258

Balance, March 31, 2017	$(9,594)	$(16,356)	$(3,617)	$(29,567)

(1)	The foreign currency translation related to noncontrolling interests was not significant at March 31, 2017 or December 31, 2016.

6. EQUITY INCENTIVE PLANS

The Board has adopted The GEO Group, Inc. 2014 Stock Incentive Plan (the “2014 Plan”), which was approved by the Company’s shareholders on May 2, 2014. The 2014 Plan replaced the 2006 Stock Incentive Plan (the “2006 Plan”). As of the date the 2014 Plan was adopted, it provided for a reserve of 4,625,030 shares, which consisted of 3,000,000 new shares of common stock available for issuance and 1,625,030 shares of common stock that were available for issuance under the 2006 Plan prior to the 2014 Plan replacing it adjusted to reflect the effects of the stock split. The Company filed a Form S-8 registration statement related to the 2014 Plan on June 4, 2014, which was amended on July 18, 2014.

Outstanding share and per-share amounts disclosed for all periods presented have been retroactively adjusted to reflect the effects of the stock split. Refer to Note 1 - Basis of Presentation.

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. For options granted during the three months ended March 31, 2017, the fair value was estimated using the following assumptions: (i) volatility of 35.72%; (ii) expected term of 5.00 years; (iii) risk free interest rate of 1.53%; and (iv) expected dividend yield of 5.79%. A summary of the activity of stock option awards issued and outstanding under Company plans is as follows for the three months ended March 31, 2017:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at December 31, 2016	1,211	$20.65	7.14	$5,466
Options granted	461	32.27
Options exercised	(195)	19.87
Options forfeited/canceled/expired	(19)	24.43

Options outstanding at March 31, 2017	1,458	$24.38	7.93	$10,143

Options vested and expected to vest at March 31, 2017	1,346	$24.08	7.82	$9,729

Options exercisable at March 31, 2017	698	$21.24	6.63	$6,872

During the three months ended March 31, 2017, the Company granted approximately 461,000 options to certain employees which had a weighted-average grant-date fair value of $5.91 per share. For the three months ended March 31, 2017 and

March 31, 2016, the amount of stock-based compensation expense related to stock options was $0.7 million and $0.2 million, respectively. As of March 31, 2017, the Company had $2.4 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 3.6 years.

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

A summary of the activity of restricted stock outstanding is as follows for the three months ended March 31, 2017:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at December 31, 2016	1,346	$24.37
Granted	622	34.68
Vested	(355)	23.00
Forfeited/canceled	(11)	23.49

Restricted stock outstanding at March 31, 2017	1,602	$28.83

During the three months ended March 31, 2017, the Company granted approximately 622,000 shares of restricted stock to certain employees and executive officers. Of these awards, 115,000 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2017, 2018 and 2019.

The vesting of these performance-based restricted stock grants are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the shares of restricted stock (“TSR Target Award”) can vest at the end of a three year performance period if GEO meets certain total shareholder return (“TSR”) performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2017 to December 31, 2019 and (ii) up to 50% of the shares of restricted stock (“ROCE Target Award”) can vest at the end of a three year period if GEO meets certain return on capital employed (“ROCE”) performance targets over a three year period from January 1, 2017 to December 31, 2019. These market and performance awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the performance-based awards is based on the target awards for both metrics.

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

The metric related to TSR is considered to be a market condition. For share-based awards that contain a market condition, the probability of satisfying the market condition must be considered in the estimate of grant-date fair value and previously recorded compensation expense is not reversed if the market condition is never met. The fair value of these awards was determined based on a Monte Carlo simulation, which calculates a range of possible outcomes and the probabilities that they will occur, using the following key assumptions: (i) volatility of 42.1%; (ii) beta of 1.11; and (iii) risk free rates of 1.53%.

For the three months ended March 31, 2017 and March 31, 2016, the Company recognized $4.3 million and $3.0 million respectively, of compensation expense related to its restricted stock awards. As of March 31, 2017, the Company had $35.5 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 2.9 years.

Employee Stock Purchase Plan

The Company previously adopted The GEO Group Inc. 2011 Employee Stock Purchase Plan (the “Plan”) which was approved by the Company’s shareholders. The purpose of the Plan, which is qualified under Section 423 of the Internal Revenue Service Code of 1986, as amended, is to encourage stock ownership through payroll deductions by the employees of GEO and designated subsidiaries of GEO in order to increase their identification with the Company’s goals and secure a proprietary interest in the Company’s success. These deductions are used to purchase shares of the Company’s common stock at a 5% discount from the then current market price. The Company has made available up to 750,000, as split adjusted, shares of its common stock, which were registered with the Securities and Exchange Commission on May 4, 2012, as amended on July 18, 2014, for sale to eligible employees under the Plan.

The Plan is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Plan are made on the last day of each month. During the three months ended March 31, 2017, 4,122 shares of the Company’s common stock were issued in connection with the Plan.

7. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing the net income from continuing operations attributable to The GEO Group, Inc. by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share were calculated for the three months ended March 31, 2017 and 2016 as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2017	March 31, 2016
Net income	$40,366	$32,326
Net loss attributable to noncontrolling interests	37	24

Net income attributable to The GEO Group, Inc.	40,403	32,350
Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	113,599	110,813

Per share amount	$0.36	$0.29

Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	113,599	110,813
Dilutive effect of equity incentive plans	879	488

Weighted average shares assuming dilution	114,478	111,300

Per share amount	$0.35	$0.29

Outstanding share and per-share amounts disclosed for all periods presented have been retroactively adjusted to reflect the effects of the stock split.

Three Months

For the three months ended March 31, 2017, 449,396 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share (“EPS”) because the effect would be anti-dilutive. There were 214,752 common stock equivalents from restricted shares that were anti-dilutive.

For the three months ended March 31, 2016, 679,656 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 504,569 common stock equivalents from restricted shares that were anti-dilutive.

8. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

Australia - Fulham

The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on its variable rate non-recourse debt (related to its Fulham facility) to 9.7%. The Company has determined the swap, which has a notional amount of AUD 50.9 million, or $38.9 million, based on exchange rates in effect as of March 31, 2017, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt, to be an effective cash flow hedge. Accordingly, the Company records the change in the fair value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total unrealized gains recorded in other comprehensive income, net of tax, related to this cash flow hedge were not significant for the three months ended March 31, 2017 and 2016. The total fair value of the swap liability was not significant as of March 31, 2017 and December 31, 2016, respectively, and is recorded as a component of other non-current liabilities within the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).

Australia - Ravenhall

The Company’s Australian subsidiary has entered into interest rate swap agreements to fix the interest rate on its variable rate non-recourse debt related to a prison project in Ravenhall, a locality near Melbourne, Australia to 3.3% during the design and construction phase and 4.2% during the project’s operating phase. The swaps’ notional amounts coincide with construction draw fixed commitments throughout the project. At March 31, 2017, the swaps had a notional amount of approximately AUD 643 million, or $492 million, based on exchange rates at March 31, 2017, related to the outstanding draws for the design and construction phase and approximately AUD 466 million, or $356 million, based on exchange rates at March 31, 2017 related to future construction draws. At the onset, the Company had determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the non-recourse debt scheduled construction draw commitments and were therefore considered to be effective cash flow hedges. During 2017, certain of the critical terms of the swap agreements no longer coincided with the scheduled construction draw commitments. However, the swaps are still considered to be highly effective and the measurement of any ineffectiveness was not significant during the three months ended March 31, 2017. Accordingly, the Company records the change in the fair value of the interest rate swaps in accumulated other comprehensive income, net of applicable income taxes. Total unrealized loss recorded in other comprehensive income, net of tax, related to this cash flow hedge was $0.5 million during the three months ended March 31, 2017. The total fair value of the swap liability as of March 31, 2017 was $19.2 million and is recorded as a component of Other Non-Current liabilities within the accompanying consolidated balance sheet. There was no material ineffectiveness for the periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss).

Additionally, upon completion and commercial acceptance of the prison project, the Department of Justice in the State of Victoria (the “State”) in accordance with the prison contract, will make a lump sum payment of AUD 310 million, or approximately $237 million, based on exchange rates at March 31, 2017, towards a portion of the outstanding principal of the non-recourse debt. The Company’s Australian subsidiary also entered into interest rate cap agreements giving the Company the option to cap the interest rate on its variable non-recourse debt related to the project in the event that the completion of the prison project is delayed which could delay the State’s payment. These instruments do not meet the requirements for hedge accounting, and therefore, changes in fair value of the interest rate caps are recorded in earnings. Total losses related to a decrease in the fair value of the interest rate cap assets were not significant during the three months ended March 31, 2017 or 2016. The total fair value of the interest rate cap assets was not significant as of March 31, 2017 and December 31, 2016, respectively, and is recorded as a component of other non-current assets within the accompanying consolidated balance sheets.

9. DEBT

Debt outstanding as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Senior Credit Facility:
Term loan	$800,000	$289,500
Unamortized discount on term loan	(3,982)	(375)
Unamortized debt issuance costs on term loan	(6,959)	—
Revolver	173,680	515,000

Total Senior Credit Facility	$962,739	$804,125
6.00% Senior Notes:
Notes Due in 2026	350,000	350,000
Unamortized debt issuance costs	(5,684)	(5,770)

Total 6.00% Senior Notes Due in 2026	344,316	344,230
5.875% Senior Notes:
Notes Due in 2024	250,000	250,000
Unamortized debt issuance costs	(3,680)	(3,773)

Total 5.875% Senior Notes Due in 2024	246,320	246,227
5.125% Senior Notes:
Notes Due in 2023	300,000	300,000
Unamortized debt issuance costs	(4,641)	(4,786)

Total 5.125% Senior Notes Due in 2023	295,359	295,214
5.875% Senior Notes
Notes Due in 2022	250,000	250,000
Unamortized debt issuance costs	(3,758)	(3,923)

Total 5.875% Senior Notes Due in 2022	246,242	246,077

Non-Recourse Debt	487,265	490,902
Unamortized debt issuance costs on non-recourse debt	(17,226)	(18,295)
Unamortized discount on non-recourse debt	(367)	(400)

Total Non-Recourse Debt	469,672	472,207
Capital Lease Obligations	8,387	8,693
Other debt	2,976	3,030

Total debt	2,576,011	2,419,803
Current portion of capital lease obligations, long-term debt and non-recourse debt	(255,123)	(238,065)
Capital Lease Obligations, long-term portion	(7,098)	(7,431)
Non-Recourse Debt, long-term portion	(224,291)	(238,842)

Long-Term Debt	$2,089,499	$1,935,465

Amended Credit Agreement

On March 23, 2017, the Company executed a third amended and restated credit agreement by and among GEO and GEO Corrections Holdings, Inc., (“Corrections” and, together with GEO, the “Borrowers”), the Australian Borrowers named therein, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (the “Credit Agreement”). The Credit Agreement refinances GEO’s prior $291.0 million term loan, reestablishes GEO’s ability to implement at a later date an Australian Dollar Letter of Credit Facility (the “Australian LC Facility”) providing for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars up to AUD275 million, an increase from the prior AUD225 million Australian LC Facility, and certain other modifications to the prior credit agreement. Loan costs of approximately $7.0 million were incurred and capitalized in connection with the transaction.

The Credit Agreement evidences a credit facility (the “Credit Facility”) consisting of an $800 million term loan (the “Term Loan”) bearing interest at LIBOR plus 2.25% (with a LIBOR floor of 0.75%), and a $900 million revolving credit facility (the “Revolver”) initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD275 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars (the “Australian LC Facility”). As of March 31, 2017, there were no letters of credit issued under the Australian LC Facility. Amounts to be borrowed by GEO under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The Term Loan component is scheduled to mature on March 23, 2024. The revolving credit commitment component is scheduled to mature on May 19, 2021; provided, that if on October 3, 2019 both the maturity dates of all term loans and incremental term loans have not been extended to a date that is 5 1⁄2 years after March 23, 2017 or a later date, and the senior secured leverage ratio exceeds 2.50 to 1.00, then the termination date will be October 3, 2019. The Credit Agreement also has an accordion feature of $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

The Credit Agreement contains certain customary representations and warranties, and certain customary covenants that restrict GEO’s ability to, among other things (i) create, incur or assume any indebtedness, (ii) create, incur, assume or permit liens, (iii) make loans and investments, (iv) engage in mergers, acquisitions and asset sales, (v) make certain restricted payments, (vi) issue, sell or otherwise dispose of capital stock, (vii) engage in transactions with affiliates, (viii) allow the total leverage ratio to exceed 6.25 to 1.00, allow the senior secured leverage ratio to exceed 3.50 to 1.00, or allow the interest coverage ratio to be less than 3.00 to 1.00, (ix) cancel, forgive, make any voluntary or optional payment or prepayment on, or redeem or acquire for value any senior notes, except as permitted, (x) alter the business GEO conducts, and (xi) materially impair GEO’s lenders’ security interests in the collateral for its loans.

Events of default under the Credit Agreement include, but are not limited to, (i) GEO’s failure to pay principal or interest when due, (ii) GEO’s material breach of any representation or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) certain material environmental liability claims which have been asserted against GEO, and (viii) a change in control.

All of the obligations under the Credit Agreement are unconditionally guaranteed by certain domestic subsidiaries of GEO and the Credit Agreement and the related guarantees are secured by a perfected first-priority pledge of substantially all of GEO’s present and future tangible and intangible domestic assets and all present and future tangible and intangible domestic assets of each guarantor, including but not limited to a first-priority pledge of all of the outstanding capital stock owned by GEO and each guarantor in their domestic subsidiaries.

The Australian Borrowers are wholly owned foreign subsidiaries of GEO. GEO has designated each of the Australian Borrowers as restricted subsidiaries under the Amended Credit Agreement. However, the Australian Borrowers are not obligated to pay or perform any obligations under the Credit Agreement other than their own obligations as Australian Borrowers under the Credit Agreement. The Australian Borrowers do not pledge any of their assets to secure any obligations under the Credit Agreement.

On August 18, 2016, the Company executed a Letter of Offer by and among GEO and HSBC Bank Australia Limited (the “Letter of Offer”) providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of AUD100 million, or $76.4 million, based on exchange rates in effect as of March 31, 2017 (collectively, the “Bank Guarantee Facility”). The Bank Guarantee Facility allows GEO to provide letters of credit to assure performance of certain obligations of its wholly owned subsidiary relating to its prison project in Ravenhall, located near Melbourne, Australia. The Bank Guarantee Facility is unsecured. The issuance of letters of credit under the Bank Guarantee Facility is subject to the satisfaction of the conditions precedent specified in the Letter of Offer. Letters of credit issued under the bank guarantee lines are due on demand and letters of credit issued under the bank guarantee/standby sub-facility cannot have a duration exceeding twelve months. The Bank Guarantee Facility may be terminated by HSBC on 90 days written notice. As of March 31, 2017, there was AUD100 million in letters of credit issued under the Bank Guarantee Facility.

As of March 31, 2017, the Company had $800.0 million in aggregate borrowings outstanding under the Term Loan, $173.7 million in borrowings under the Revolver, and approximately $53.6 million in letters of credit which left $672.7 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of March 31, 2017 was 3.3%.

6.00% Senior Notes due 2026

Interest on the 6.00% Senior Notes due 2026 accrues at the stated rate. The Company pays interest semi-annually in arrears on April 15 and October 15 of each year. On or after April 15, 2019, the Company may, at its option, redeem all or part of the 6.00% Senior Notes due 2026 at the redemption prices set forth in the indenture governing the 6.00% Senior Notes due 2026. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors. Refer to Note 14-Condensed Consolidating Financial Information.

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

Non-Recourse Debt

Northwest Detention Center

The remaining balance of the original debt service requirement under the $54.4 million note payable (“2011 Revenue Bonds”) to WEDFA will mature in October 2021 with fixed coupon rates of 5.25%, is $36.7 million, of which $6.7 million is classified as current in the accompanying consolidated balance sheet as of March 31, 2017. The payment of principal and interest on the 2011 Revenue Bonds issued by WEDFA is non-recourse to GEO.

As of March 31, 2017, included in current restricted cash and investments is $7.2 million of funds held in trust for debt service and other reserves with respect to the above mentioned note payable to WEDFA.

Australia - Fulham

The non-recourse obligation of the Company totaled $1.0 million (AUD 1.3 million) and $2.8 million (AUD 3.6 million), based on the exchange rates in effect at March 31, 2017 and December 31, 2016, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.

Australia - Ravenhall

In connection with a new design and build prison project agreement with the State, the Company entered into a syndicated facility agreement (the “Construction Facility”) with National Australia Bank Limited to provide debt financing for construction of the project. The Construction Facility provides for non-recourse funding up to AUD 791.0 million, or approximately $604.7 million, based on exchange rates as of March 31, 2017. Construction draws will be funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The project will be developed under a public-private partnership financing structure with a capital contribution from the Company, which was made in January 2017, of approximately AUD 115 million, or $87.9 million, based on exchange rates as of March 31, 2017. The term of the Construction Facility is through October 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. After October 2019, the Construction Facility will be converted to a term loan with payments due quarterly beginning in 2019 through 2041. In accordance with the terms of the Construction Facility, upon completion and commercial acceptance of the prison, in accordance with the prison contract, the State will make a lump sum payment of AUD310 million, or approximately $237 million, based on exchange rates as of March 31, 2017, towards a portion of the outstanding principal. The remaining outstanding principal balance will be repaid over the term of the operating agreement. As of March 31, 2017, approximately $450 million was outstanding under the Construction Facility. The Company also entered into interest rate swap and interest rate cap agreements related to its non-recourse debt in connection with the project. Refer to Note 8 - Derivative Financial Instruments.

Guarantees

Australia

The Company has entered into certain guarantees in connection with the financing and construction performance of a facility in Australia. The obligations amounted to approximately AUD 100.0 million, or $76.4 million, based on exchange rates as of March 31, 2017. These guarantees are secured by outstanding letters of credit under the Company’s Revolver as of March 31, 2017.

At March 31, 2017, the Company also had thirteen other letters of credit outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $20.2 million.

South Africa

In connection with the creation of South African Custodial Services Pty. Limited (“SACS”), the Company entered into certain guarantees related to the financing, construction and operation of the prison. As of March 31, 2017, the Company guaranteed obligations amounting to 7.4 million South African Rand, or $0.6 million based on exchange rates as of March 31, 2017. In the event SACS is unable to maintain the required funding in a rectification account maintained for the payment of certain costs in the event of contract termination, a previously existing guarantee by the Company for the shortfall will need to be re-instated. The remaining guarantee of 7.4 million South African Rand is secured by outstanding letters of credit under the Company’s Revolver as of March 31, 2017.

In addition to the above, the Company has also agreed to provide a loan, if required, of up to 20 million South African Rand, or $1.5 million based on exchange rates as of March 31, 2017, referred to as the Shareholder’s Loan, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the standby facility, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Shareholder’s Loan expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. SACS’ ability to draw on the Shareholder’s Loan is limited to certain circumstances, including termination of the contract.

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

Canada

In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a trust. The potential estimated exposure of these obligations is Canadian Dollar 1.5 million, or $1.1 million, based on exchange rates as of March 31, 2017, commencing in 2017. The liability related to this exposure is included in Other Non-Current Liabilities as of March 31, 2017 and December 31, 2016, respectively. To secure this guarantee, the Company purchased Canadian Dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset equal to the current fair value of those securities included in Other Non-Current Assets as of March 31, 2017 and December 31, 2016 on its consolidated balance sheets. The Company does not currently operate or manage this facility.

United Kingdom

In connection with the creation of GEOAmey, the Company and its joint venture partner guarantee the availability of working capital in equal proportion to ensure that GEOAmey can comply with current and future contractual commitments related to the performance of its operations. The Company and the 50% joint venture partner have each extended a £12 million line of credit, or $15.0 million, based on exchange rates as of March 31, 2017, of which £4.5 million, or $5.6 million, based on exchange rates as of March 31, 2017, was outstanding as of March 31, 2017. The Company’s maximum exposure relative to the joint venture is its note receivable of approximately $5.6 million, which is included in Other Non-Current Assets in the accompanying consolidated balance sheets, and future financial support necessary to guarantee performance under the contract.

Except as discussed above, the Company does not have any off balance sheet arrangements.

10. COMMITMENTS, CONTINGENCIES AND OTHER

Litigation, Claims and Assessments

On August 25, 2016, a purported shareholder class action lawsuit was filed against the Company, its Chief Executive Officer, George C. Zoley (“Mr. Zoley”), and its Chief Financial Officer, Brian R. Evans (“Mr. Evans”), in the United States District Court for the Southern District of Florida. The complaint alleged that the Company and Messrs. Zoley and Evans made false and misleading statements regarding the Company’s business, operational and compliance policies. The lawsuit alleged that it was brought by John J. Mulvaney individually and on behalf of a class consisting of all persons other than the defendants who purchased or otherwise acquired the Company’s securities during the alleged class period between March 1, 2012 through and including August 17, 2016. The complaint alleged that the Company and Messrs. Zoley and Evans violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and alleged that Messrs. Zoley and Evans violated Section 20(a) of the Exchange Act. On December 21, 2016, the appointed lead plaintiffs filed an Amended Class Action Complaint, which reasserted the claims against the Company and Messrs. Zoley and Evans, and asserted new claims for alleged false and misleading statements in violation of Section 20(a) of the Exchange Act against the Company’s former Senior Vice President, GEO Detention & Corrections Services, John Hurley (“Mr. Hurley”) and the Company’s Senior Vice President and President, GEO Corrections & Detention, David Donahue (“Mr. Donahue”). The amended complaint sought damages, interest, attorneys’ fees, expert fees, other costs, and such other relief as the court may deem proper. On February 23, 2017, the Court entered an order granting the Company’s motion to dismiss the Amended Class Action Complaint. On March 17, 2017, the case was dismissed with prejudice and resulted in no liability to the Company.

On February 8, 2017, the Attorney General of the State of Mississippi filed a lawsuit in the Circuit Court for the First Judicial District of Hinds County, Mississippi against the Company, Cornell Companies, Inc., a subsidiary of the Company, Christopher B. Epps, the former Commissioner of the Mississippi Department of Corrections, and Cecil McCrory, a former consultant of the Company. The complaint alleges several statutory and common law claims, including violations of various public servant statutes, racketeering activity, antitrust law, civil conspiracy, unjust enrichment and fraud. The complaint seeks compensatory damages, punitive damages, exemplary damages, forfeiture of all money received by the defendants, restitution, interest, attorneys’ fees, other costs, and such other expenses or damages as the court may deem proper. The complaint claims that between 2007 and 2014, the Company and Cornell Companies, Inc. received approximately $256 million in proceeds from public contracts paid for by the State of Mississippi. The Company intends to take all necessary steps to vigorously defend itself and Cornell Companies, Inc. The Company has not recorded an accrual relating to this matter at this time, as a loss is not considered probable nor reasonably estimable at this preliminary stage of the lawsuit.

On October 22, 2014, nine current and former civil immigration detainees who were detained at the Aurora Immigration Detention Center filed a purported class action lawsuit against the Company in the United States District Court for the District of Colorado (the “Court”). The complaint alleged that the Company was in violation of the Colorado Minimum Wages of Workers Act and the Trafficking Victims Protection Act, and claimed that the Company was unjustly enriched as a result of the level of payment that the detainees received for work performed at the facility, even though the voluntary work program as well as the wage rates and standards associated with the program that are at issue in this case are authorized by the Federal government under guidelines approved by the United States Congress. On July 6, 2015, the Court granted the Company’s motion to dismiss the claim against the Company under the Colorado Minimum Wages of Workers Act and otherwise denied the Company’s motion to dismiss. On February 27, 2017, the Court granted the plaintiffs’ motion for class certification. The Court ordered the parties to file a revised Proposed Stipulated Scheduling and Discovery Order by March 27, 2017 to proceed with the case. On March 13, 2017, GEO filed for permission to appeal this class certification order directly to the 10th Circuit Court of Appeal. On April 11, 2017, the 10th Circuit Court of Appeal granted GEO’s petition to hear the case. As a result, GEO has filed a motion to stay the proceedings in the trial court. Fact discovery in the case has not yet begun. The plaintiffs seek actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the Court may deem proper. The Company intends to take all necessary steps to vigorously defend itself and has consistently refuted the allegations and claims in the lawsuit. The Company has not recorded an accrual relating to this matter at this time, as a loss is not considered probable nor reasonably estimable at this state of the lawsuit. If the Company had to change the level of compensation under the voluntary work program, or to substitute employee work for voluntary work, this could increase costs of operating these facilities.

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

Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing capital projects will be approximately $168.6 million of which $26.7 million was spent through the first three months of 2017. The Company estimates the remaining capital requirements related to these capital projects will be $141.9 million which will be spent through 2018.

Idle Facilities

As of March 31, 2017, the Company is marketing approximately 3,600 vacant beds at four of its idle facilities to potential customers. The carrying values of these idle facilities, which are included in Property and Equipment, Net in the accompanying consolidated balance sheets, totaled $49.5 million as of March 31, 2017, excluding equipment and other assets that can be easily transferred for use at other facilities.

Asset Purchase

On March 6, 2017, the Company acquired the 688-bed Maverick County Detention Center in Texas for approximately $15 million. The center, which is currently idle, was originally built by Maverick County and previously provided services for the U.S. Marshals Service.

11. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the U.S. Corrections & Detention segment; the GEO Care segment; the International Services segment; and the Facility Construction & Design segment. The Company’s segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenues:
U.S. Corrections & Detention	$347,931	$338,370
GEO Care	103,766	93,414
International Services	41,692	37,555
Facility Construction & Design (1)	57,225	40,846

Total revenues	$550,614	$510,185

Operating income from segments:
U.S. Corrections & Detention	$74,896	$66,919
GEO Care	28,826	23,971
International Services	2,886	1,762
Facility Construction & Design (1)	350	576

Operating income from segments	$106,958	$93,228

(1)	In September 2014, the Company began the design and construction of a new prison contract located in Ravenhall, a locality near Melbourne, Australia. During the design and construction phase, the Company recognizes revenue as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to estimated total costs for the design and construction of the facility. Costs incurred and estimated earnings in excess of billings is classified as Contract Receivable in the accompanying consolidated balance sheets and is recorded at the net present value based on the timing of expected future settlement. A portion of the Contract Receivable will be paid by the State upon commercial acceptance of the prison and the remainder will be paid quarterly over the life of the contract.

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Total operating income from segments	$106,958	$93,228
Unallocated amounts:
General and Administrative Expenses	(42,586)	(34,061)
Net Interest Expense	(23,023)	(24,809)

Income before income taxes and equity in earnings of affiliates	$41,349	$34,358

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

The Company has recorded $1.1 million in earnings, net of tax, for SACS operations during the three months ended March 31, 2017, and $0.9 million in earnings, net of tax, for SACS operations during the three months ended March 31, 2016, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of March 31, 2017 and December 31, 2016, the Company’s investment in SACS was $10.9 million and $11.8 million, respectively.

The Company has recorded $0.3 million in earnings for GEO Amey’s operation during both the three months ended March 31, 2017 and 2016, net of income tax provision, in the accompanying consolidated statements of operations. As of March 31, 2017 and December 31, 2016, the Company’s investment in GEOAmey was $1.7 million and $1.3 million, respectively, and represents its share of cumulative reported earnings.

12. BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$28,624	$25,935
Service cost	250	995
Interest cost	307	1,155
Actuarial loss	—	1,031
Benefits paid	(131)	(492)

Projected benefit obligation, end of period	$29,050	$28,624

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	131	492
Benefits paid	(131)	(492)

Plan assets at fair value, end of period	$—	$—

Unfunded Status of the Plan	$(29,050)	$(28,624)

	Three Months Ended
	March 31, 2017	March 31, 2016
Components of Net Periodic Benefit Cost
Service cost	$250	$249
Interest cost	307	289
Net loss	73	53

Net periodic pension cost	$630	$591

The long-term portion of the pension liability as of March 31, 2017 and December 31, 2016 was $28.7 million and $28.3 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

13. RECENT ACCOUNTING PRONOUNCEMENTS

The Company implemented the following accounting standards during the three months ended March 31, 2017:

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-09, “Compensation - Stock Compensation (Topic 718),” as a part of its simplification initiative. The Company adopted this ASU during the three months ended March 31, 2017. Key areas of the amendments in this standard are (i) all excess tax benefits (deficiencies) from stock plan transactions should be recognized in the income statement as opposed to being recognized in additional paid-in capital; (ii) the tax withholding threshold for triggering liability accounting on a net settlement transaction has been increased from the minimum statutory rate to the maximum statutory rate; and (iii) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The guidance also provides clarification of the presentation of certain components of share-based awards in the statement of cash flows. The Company has elected to continue estimating forfeitures expected to occur in order to determine the amount of compensation cost to be recognized each period and to apply the cash flow classification guidance prospectively. As a result, excess tax benefits are now classified as an operating activity rather than a financing activity and the Company has recorded $1.1 million of excess tax benefits from stock plan transactions as a component of income tax expense in the consolidated statement of operations for the three months ended March 31, 2017. The Company has excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of its diluted earnings per share for the three months ended March 31, 2017.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging,” which clarifies that a change in the counter party to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The Company adopted this ASU during the three months ended March 31, 2017 and elected to to apply the amendments in this standard on a prospective basis. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-07, “Investments - Equity Method and Joint Ventures,” as a part of its simplification initiative. The amendments in this standard eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in ASU 2016-07 also require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The Company adopted this ASU during the three months ended March 31, 2017 and elected to to apply the amendments in this standard on a prospective basis. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation - Interest Held through Related Parties that are Under Common Control,” which amends the current consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE, and therefore consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. The Company adopted this ASU during the three months ended March 31, 2017. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

The following accounting standards will be adopted in future periods:

In March 2017, the FASB issued ASU No. 2017-07 “Compensation - Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. This guidance revises how employers that sponsor defined benefit pension and other postretirement plans present the net periodic benefit cost in their income statement and requires that the service cost component of net periodic benefit cost be presented in the same income statement line items as other employee compensation costs from services rendered during the period. Of the components of net periodic benefit cost, only the service cost component will be eligible for asset capitalization. The other components of the net periodic benefit cost must be presented separately from the line items that include the service cost and outside of any subtotal of operating income on the income statement. The new standard will be effective for public companies for fiscal years beginning after December 15, 2017 on a retroactive basis. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2016, FASB issued ASU 2016-02, “Leases,” which requires entities to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. For finance leases and operating leases, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term with each initially measured at the present value of the lease payments. The amendments in ASU 2016-02 are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently assessing the impact that the adoption of ASU 2016-02 will have on its consolidated financial position or results of operations, but expects that it will result in a significant increase in its long-term assets and liabilities given the significant number of leases the Company is a party to.

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

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of March 31, 2017, the Company’s 6.00% Senior Notes, 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 were fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”). The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2017
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$178,173	$413,194	$101,484	$(142,237)	$550,614
Operating expenses	132,167	337,999	86,778	(142,237)	414,707
Depreciation and amortization	6,150	21,875	924	—	28,949
General and administrative expenses	13,667	20,981	7,938	—	42,586

Operating income	26,189	32,339	5,844	—	64,372
Interest income	3,354	820	11,828	(4,025)	11,977
Interest expense	(15,792)	(12,485)	(10,748)	4,025	(35,000)

Income before income taxes and equity in earnings of affiliates	13,751	20,674	6,924	—	41,349
Income tax provision	147	1,453	870	—	2,470
Equity in earnings of affiliates, net of income tax provision	—	—	1,487	—	1,487

Income before equity in income of consolidated subsidiaries	13,604	19,221	7,541	—	40,366
Income from consolidated subsidiaries, net of income tax provision	26,762	—	—	(26,762)	—

Net income	40,366	19,221	7,541	(26,762)	40,366
Net loss attributable to noncontrolling interests	—	—	37	—	37

Net income attributable to The GEO Group, Inc.	$40,366	$19,221	$7,578	$(26,762)	$40,403

Net income	$40,366	$19,221	$7,541	$(26,762)	$40,366
Other comprehensive income, net of tax	—	47	1,213	—	1,260

Total comprehensive income	$40,366	$19,268	$8,754	$(26,762)	$41,626
Comprehensive loss attributable to noncontrolling interests	—	—	35	—	35

Comprehensive income attributable to The GEO Group, Inc.	$40,366	$19,268	$8,789	$(26,762)	$41,661

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2016
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$167,637	$400,342	$80,965	$(138,759)	$510,185
Operating expenses	137,910	319,904	69,451	(138,759)	388,506
Depreciation and amortization	6,262	21,233	956	—	28,451
General and administrative expenses	7,975	19,966	6,120	—	34,061

Operating income	15,490	39,239	4,438	—	59,167
Interest income	5,441	609	4,657	(6,150)	4,557
Interest expense	(16,357)	(13,944)	(5,215)	6,150	(29,366)

Income before income taxes and equity in earnings of affiliates	4,574	25,904	3,880	—	34,358
Income tax provision	10	2,191	950	—	3,151
Equity in earnings of affiliates, net of income tax provision	—	—	1,119	—	1,119

Income before equity in income of consolidated subsidiaries	4,564	23,713	4,049	—	32,326
Income from consolidated subsidiaries, net of income tax provision	27,763	—	—	(27,763)	—

Net income	32,327	23,713	4,049	(27,763)	32,326
Net loss attributable to noncontrolling interests	—	—	24	—	24

Net income attributable to The GEO Group, Inc.	$32,327	$23,713	$4,073	$(27,763)	$32,350

Net income	$32,327	$23,713	$4,049	$(27,763)	$32,326
Other comprehensive income (loss), net of tax	—	33	(931)	—	(898)

Total comprehensive income	$32,327	$23,746	$3,118	$(27,763)	$31,428
Comprehensive loss attributable to noncontrolling interests	—	—	16	—	16

Comprehensive income attributable to The GEO Group, Inc.	$32,327	$23,746	$3,134	$(27,763)	$31,444

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

	As of March 31, 2017
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$399,480	$7,554	$27,525	$—	$434,559
Restricted cash and investments	1,269	—	15,570	—	16,839
Accounts receivable, less allowance for doubtful accounts	117,889	171,189	18,413	—	307,491
Contract receivable, current portion	—	—	237,649	—	237,649
Prepaid expenses and other current assets	508	23,978	4,506	—	28,992

Total current assets	519,146	202,721	303,663	—	1,025,530

Restricted Cash and Investments	(1,079)	21,047	1,711	—	21,678
Property and Equipment, Net	735,780	1,088,196	85,722	—	1,909,698
Non-Current Contract Receivable	—	—	302,836	—	302,836
Intercompany Receivable	922,070	118,807	28,252	(1,069,129)	—
Non-Current Deferred Income Tax Assets	764	17,461	11,814	—	30,039
Goodwill	79	614,941	438	—	615,458
Intangible Assets, Net	—	198,066	744	—	198,810
Investment in Subsidiaries	1,224,749	453,583	2,190	(1,680,522)	—
Other Non-Current Assets	14,118	108,416	20,185	(79,753)	62,966

Total Assets	$3,415,626	$2,823,238	$757,555	$(2,829,404)	$4,167,015

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$12,896	$45,108	$26,854	$—	$84,858
Accrued payroll and related taxes	—	35,468	15,814	—	51,282
Accrued expenses and other current liabilities	40,514	65,159	14,235	—	119,908
Current portion of capital lease obligations, long-term debt and non-recourse debt	8,000	1,742	245,381	—	255,123

Total current liabilities	61,410	147,477	302,284	—	511,171

Intercompany Payable	109,991	924,252	34,886	(1,069,129)	—
Other Non-Current Liabilities	4,746	145,585	18,730	(79,753)	89,308
Capital Lease Obligations	—	7,098	—	—	7,098
Long-Term Debt	2,000,819	—	88,680	—	2,089,499
Non-Recourse Debt	—	—	224,291	—	224,291
Commitments & Contingencies and Other
Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,238,660	1,598,826	88,818	(1,680,522)	1,245,782
Noncontrolling Interests	—	—	(134)	—	(134)

Total Shareholders’ Equity	1,238,660	1,598,826	88,684	(1,680,522)	1,245,648

Total Liabilities and Shareholders’ Equity	$3,415,626	$2,823,238	$757,555	$(2,829,404)	$4,167,015

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

	As of December 31, 2016
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$45,566	$842	$21,630	$—	$68,038
Restricted cash and investments	—	—	17,133	—	17,133
Accounts receivable, less allowance for doubtful accounts	139,571	200,239	16,445	—	356,255
Contract receivable, current portion	—	—	224,033	—	224,033
Prepaid expenses and other current assets	677	24,096	7,437	—	32,210

Total current assets	185,814	225,177	286,678	—	697,669

Restricted Cash and Investments	170	19,742	936	—	20,848
Property and Equipment, Net	735,104	1,078,220	83,917	—	1,897,241
Non-Current Contract Receivable	—	—	219,783		219,783
Intercompany Receivable	918,527	141,987	27,290	(1,087,804)	—
Non-Current Deferred Income Tax Assets	764	17,918	11,357	—	30,039
Goodwill	79	614,941	413	—	615,433
Intangible Assets, Net	—	203,138	746	—	203,884
Investment in Subsidiaries	1,238,772	453,635	2,190	(1,694,597)	—
Other Non-Current Assets	15,011	108,434	20,933	(79,866)	64,512

Total Assets	$3,094,241	$2,863,192	$654,243	$(2,862,267)	$3,749,409

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$8,402	$50,200	$21,035	$—	$79,637
Accrued payroll and related taxes	—	41,230	14,030	—	55,260
Accrued expenses and other current liabilities	36,792	83,906	10,398	—	131,096
Current portion of capital lease obligations, long-term debt and non-recourse debt	3,000	1,700	233,365	—	238,065

Total current liabilities	48,194	177,036	278,828	—	504,058

Intercompany Payable	133,039	920,825	33,940	(1,087,804)	—
Other Non-Current Liabilities	2,487	144,383	21,652	(79,866)	88,656
Capital Lease Obligations	—	7,431	—	—	7,431
Long-Term Debt	1,935,465	—	—	—	1,935,465
Non-Recourse Debt	—	—	238,842	—	238,842
Commitments & Contingencies and Other
Shareholders’ Equity:	—	—	—
The GEO Group, Inc. Shareholders’ Equity	975,056	1,613,517	81,080	(1,694,597)	975,056
Noncontrolling Interests	—	—	(99)	—	(99)

Total Shareholders’ Equity	975,056	1,613,517	80,981	(1,694,597)	974,957

Total Liabilities and Shareholders’ Equity	$3,094,241	$2,863,192	$654,243	$(2,862,267)	$3,749,409

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2017
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by (used in) operating activities	$(22,988)	$35,079	$35,791	$47,882

Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	689	—	—	689
Change in restricted cash and investments	(19)	(1,305)	1,349	25
Capital expenditures	(5,404)	(27,062)	(1,955)	(34,421)

Net cash used in investing activities	(4,734)	(28,367)	(606)	(33,707)

Cash Flow from Financing Activities:
Proceeds from long-term debt	1,083,148	—	—	1,083,148
Payments on long-term debt	(918,500)	—	—	(918,500)
Payments on non-recourse debt	—	—	(67,171)	(67,171)
Proceeds from non-recourse debt	—	—	36,020	36,020
Taxes paid related to net share settlements of equity awards	(3,434)	—	—	(3,434)
Proceeds from issuance of common stock in connection with ESPP	—		122	122
Proceeds from issuance of common stock under prospectus supplement	276,036	—	—	276,036
Debt issuance costs	(6,992)	—	(379)	(7,371)
Proceeds from stock options exercised	3,882	—	—	3,882
Dividends paid	(52,504)		—	(52,504)

Net cash (used in) provided by financing activities	381,636	—	(31,408)	350,228

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	2,118	2,118

Net Increase in Cash and Cash Equivalents	353,914	6,712	5,895	366,521
Cash and Cash Equivalents, beginning of period	45,566	842	21,630	68,038

Cash and Cash Equivalents, end of period	$399,480	$7,554	$27,525	$434,559

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2016
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash (used in) provided by operating activities	$(221)	$25,317	$(42,623)	$(17,527)

Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	—	18	—	18
Change in restricted cash and investments	90	(956)	(40,171)	(41,037)
Capital expenditures	(3,567)	(24,379)	(483)	(28,429)

Net cash used in investing activities	(3,477)	(25,317)	(40,654)	(69,448)

Cash Flow from Financing Activities:
Taxes paid related to net share settlements of equity awards	(1,717)	—	—	(1,717)
Proceeds from long-term debt	117,000	—	—	117,000
Payments on long-term debt	(88,756)		—	(88,756)
Payments on non-recourse debt	—	—	(1,613)	(1,613)
Proceeds from non-recourse debt	—	—	71,242	71,242
Proceeds from issuance of common stock in connection with ESPP	—	—	2,357	2,357
Debt issuance costs	—	—	(1,505)	(1,505)
Tax benefit related to equity compensation	(818)	—	—	(818)
Proceeds from stock options exercised	979	—	—	979
Dividends paid	(48,509)	—	—	(48,509)

Net cash (used in) provided by financing activities	(21,821)	—	70,481	48,660

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	1,902	1,902

Net Decrease in Cash and Cash Equivalents	(25,519)	—	(10,894)	(36,413)
Cash and Cash Equivalents, beginning of period	37,077	—	22,561	59,638

Cash and Cash Equivalents, end of period	$11,558	$—	$11,667	$23,225

15. SUBSEQUENT EVENTS

Dividend

On April 25, 2017, our Board of Directors declared a quarterly cash dividend of $0.47 per share of common stock, adjusted to take into effect the stock split, which is to be paid on May 19, 2017 to shareholders of record as of the close of business on May 9, 2017.

Community Education Centers Acquisition

On April 5, 2017, the Company closed on its previously announced acquisition of Community Education Centers (“CEC”), a leading private provider of rehabilitation services for offenders in reentry and in-prison treatment facilities as well as management services for county, state and federal correctional and detention facilities. The Company acquired 100% of the voting interests in CEC for $360 million in an all cash transaction, excluding transaction related expenses paid at closing of $4.1 million. The Company did not assume any debt as a result of the transaction. The purchase price is subject to adjustment based on a working capital target. CEC’s operations encompass over 12,000 beds nationwide. The Company is in the process of integrating CEC into its existing business units of GEO Corrections & Detention and GEO Care. The Company acquired CEC to further position itself to meet the demand for increasingly diversified correctional, detention and community reentry facilities and services and will allow the Company to expand the delivery of enhanced in-prison rehabilitation including evidence-based treatment, integrated with post-release support services through GEO’s Continuum of Care platform.

As the transaction closed on April 5, 2017, there are no revenue or earnings of CEC included in the consolidated statement of operations for the three months ended March 31, 2017. As of May 4, 2017, the initial accounting for the acquisition is incomplete, therefore the Company is unable to disclose supplemental pro forma combined financial information with respect to revenues and earnings for the three month periods ended March 31, 2017 and 2016. Additionally, because the initial accounting for the acquisition is incomplete, the Company is also unable to disclose the acquisition-date fair value allocation of amounts that will be recognized for each major class of assets acquired and liabilities assumed, including the amount of goodwill by reportable segment and any tax deductibility of such goodwill. The Company expects to be able to provide these disclosures in its Form 10-Q for the period ended June 30, 2017.

Restricted Stock Awards

In April 2017, the Compensation Committee of the Board of Directors resolved to grant 301,500 shares of restricted stock to certain employees of the Company including its Board of Directors. Of these awards, 180,000 shares are market and performance-based awards which vest subject to the achievement of certain total shareholder return and return on capital employed metrics over a three year period. These shares have been adjusted to take into effect the stock split.

Contract Award

On April 13, 2017, the Company announced that it has been awarded a contract by U.S. Immigration and Customs Enforcement (“ICE”) for the development and operation of a new company-owned 1,000-bed detention facility to be located in Conroe, Texas. The Company expects to design, finance, build and operate the facility under a ten-year contract with ICE, inclusive of renewal option periods. The facility is scheduled for completion in the fourth quarter of 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	our ability to fulfill our debt service obligations and its impact on our liquidity;

•	our ability to estimate the government’s level of utilization of public-private partnerships for correctional services and the impact of any modifications or reductions by our government customers of their utilization of public-private partnerships;

•	our ability to accurately project the size and growth of public-private partnerships for correctional services in the U.S. and internationally and our ability to capitalize on opportunities for public-private partnerships;

•	our ability to successfully respond to any challenges or concerns that our government customers may raise regarding their use of public-private partnerships for correctional services;

•	our ability to successfully respond to delays encountered by states pursuing public-private partnerships for correctional services and cost savings initiatives implemented by a number of states;

•	our ability to activate the inactive beds at our idle facilities;

•	our ability to maintain or increase occupancy rates at our facilities;

•	our ability to expand, diversify and grow our correctional, detention, reentry, community-based services, youth services, monitoring services, evidence-based supervision and treatment programs and secure transportation services businesses;

•	our ability to win management contracts for which we have submitted proposals, retain existing management contracts and meet any performance standards required by such management contracts;

•	our ability to control operating costs associated with contract start-ups;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to develop long-term earnings visibility;

•	our ability to identify suitable acquisitions, and to successfully complete and integrate such acquisitions on satisfactory terms, and estimate the synergies to be achieved as a result of such acquisitions;

•	the risks related to the integration of the CEC acquisition, that expected increased revenue and Adjusted EBITDA from CEC may not be fully realized or may take longer than expected to realize and that synergies from the CEC transaction may not be fully realized or may take longer than expected to realize;

•	our exposure to the impairment of goodwill and other intangible assets as a result of our acquisitions;

•	our ability to successfully conduct our operations in the United Kingdom, South Africa and Australia through joint ventures or a consortium;

•	our ability to obtain future financing on satisfactory terms or at all, including our ability to secure the funding we need to complete ongoing capital projects;

•	our exposure to political and economic instability and other risks impacting our international operations;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, Canada, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;

•	our exposure to risks impacting our information systems, including those that may cause an interruption, delay or failure in the provision of our services;

•	our exposure to rising general insurance costs;

•	an increase in unreimbursed labor rates;

•	our exposure to state, federal and foreign income tax law changes, including changes to the REIT provisions and our exposure as a result of federal and international examinations of our tax returns or tax positions;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising employee and inmate medical costs;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us and continue to operate under our existing agreements and/or renew our existing agreements;

•	our ability to pay quarterly dividends consistent with our requirements as a REIT, and expectations as to timing and amounts;

•	our ability to remain qualified for taxation as a real estate investment trust, or REIT;

•	our ability to comply with government regulations and applicable contractual requirements;

•	our ability to acquire, protect or maintain our intellectual property;

•	the risk that a number of factors could adversely affect the market price of our common stock; and

•	other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2016 and our Current Reports on Form 8-K filed with the SEC.

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q.

Introduction

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described above under “Forward-Looking Information”, those described below under “Part II - Item 1A. Risk Factors” and under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. The discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

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

After our acquisition of CEC, our worldwide operations include the management and/or ownership of approximately 100,000 beds at 143 correctional, detention and reentry facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 174,000 offenders and pre-trial defendants, including approximately 95,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

For the three months ended March 31, 2017 and March 31, 2016, we had consolidated revenues of $550.6 million and $510.2 million, respectively, and we maintained an average company wide facility occupancy rate of 93.7% including 82,987 active beds and excluding 4,808 idle beds (including those being marketed to potential customers) and beds under development for the three months ended March 31, 2017, and 93.3% including 83,943 active beds and excluding 3,426 idle beds (including those being marketed to potential customers) for the three months ended March 31, 2016.

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

During the three months ended March 31, 2017 and the year ended December 31, 2016, respectively, we declared and paid the following regular cash distributions to our shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Aggregate Payment Amount (in millions)
February 3, 2016	February 16, 2016	February 26, 2016	$0.43	$48.5
April 20, 2016	May 2, 2016	May 12, 2016	$0.43	$48.7
July 20, 2016	August 1, 2016	August 12, 2016	$0.43	$48.7
October 18, 2016	October 31, 2016	November 10, 2016	$0.43	$48.8
February 6, 2017	February 17, 2017	February 27, 2017	$0.47	$52.5

On April 25, 2017, our Board of Directors declared a quarterly cash dividend of $0.47 per share of common stock, which is to be paid on May 19, 2017 to shareholders of record as of the close of business on May 9, 2017. Per share amounts have been adjusted to reflect the effect of the stock split.

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 27, 2017, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the fiscal year ended December 31, 2016.

Fiscal 2017 Developments

Stock Split

In March 2017, our Board of Directors declared a 3-for-2 stock split of our common stock. The stock split took effect on April 24, 2017 with respect to shareholders of record on April 10, 2017. Outstanding share and per-share amounts disclosed for all periods presented have been retroactively adjusted to reflect the effects of the stock split. On April 24, 2017, the Company amended its articles of incorporation to increase the number of authorized shares of common stock to take into effect the stock split.

Offering of Common Stock

On March 7, 2017, we entered into an underwriting agreement related to the issuance and sale of 9,000,000 shares of our common stock, par value $.01 per share. The offering price to the public was $27.8 per share and the underwriters agreed to purchase the shares from us pursuant to the underwriting agreement at a price of $26.7 per share. In addition, under the terms of the underwriting agreement, we granted the underwriters an option, exercisable for thirty days, to purchase up to an additional 1,350,000 shares of common stock. On March 8, 2017, the underwriters exercised in full their option to purchase the additional 1,350,000 shares of common stock. On March 13, 2017, we completed the sale of 10,350,000 shares of common stock pursuant to our underwritten public offering. We received gross proceeds (before underwriting discounts and estimated offering expenses) of approximately $288.1 million from the offering, including approximately $37.6 million in connection with the sale of the additional shares. The 10,350,000 shares of common stock were issued under our currently effective shelf registration filed with the Securities and Exchange Commission. The net proceeds of this offering were used to repay amounts outstanding under our revolver portion of our senior credit facility and for general corporate purposes. The number of shares and per-share amounts herein have been adjusted to reflect the effects of the stock split.

Community Education Centers Acquisition

On April 5, 2017, we closed on our previously announced acquisition of Community Education Centers (“CEC”), a leading private provider of rehabilitation services for offenders in reentry and in-prison treatment facilities as well as management services for county, state and federal correctional and detention facilities. We acquired CEC for $360 million in an all cash transaction, excluding transaction related expenses. We did not assume any debt as a result of the transaction. CEC’s operations encompass over 12,000 beds nationwide. We are in the process of integrating CEC into our existing business units of GEO Corrections & Detention and GEO Care.

Contract Award

On April 13, 2017, we announced that we have been awarded a contract by U.S. Immigration and Customs Enforcement (“ICE”) for the development and operation of a new company-owned 1,000-bed detention facility to be located in Conroe, Texas. We expect to design, finance, build and operate the facility under a ten-year contract with ICE, inclusive of renewal option periods. The facility is scheduled for completion in the fourth quarter of 2018.

Idle Facilities

As of March 31, 2017, we are marketing approximately 3,600 vacant beds at four of our idle facilities to potential customers. The carrying values of these idle facilities totaled approximately $49.5 million as of March 31, 2017, excluding equipment and other assets that can be easily transferred for use at other facilities.

Asset Purchase

On March 6, 2017, we acquired the 688-bed Maverick County Detention Center in Texas for approximately $15 million. The center, which is currently idle, was originally built by Maverick County and previously provided services for the U.S. Marshals Service.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2017, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of First Quarter 2017 and First Quarter 2016

Revenues

	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$347,931	63.2%	$338,370	66.3%	$9,561	2.8%
GEO Care	103,766	18.8%	93,414	18.3%	10,352	11.1%
International Services	41,692	7.6%	37,555	7.4%	4,137	11.0%
Facility Construction & Design	57,225	10.4%	40,846	8.0%	16,379	40.1%

Total	$550,614	100.0%	$510,185	100.0%	$40,429	7.9%

U.S. Corrections & Detention

Revenues increased in First Quarter 2017 compared to First Quarter 2016 primarily due to aggregate increases of $4.7 million resulting from the activation, intake of detainees related to our new contract at our company-owned Folkston ICE Processing Center correctional facility in January 2017. We also experienced aggregate increases in revenues of $4.9 million at certain of our facilities primarily due to net increases in population, transportation services and/or rates.

The number of compensated mandays in U.S. Corrections & Detention facilities was approximately 5.5 million in First Quarter 2017 and 5.4 million in First Quarter 2016. We experienced an aggregate net decrease of approximately 87,000 mandays as a result of decreases resulting from lower populations at certain facilities. This decrease was partially offset by increases related to our new contract activation discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Corrections & Detention facilities was 94.3% and 93.5% of capacity in the First Quarter 2017 and First Quarter 2016, respectively, excluding idle facilities.

GEO Care

Revenues increased by $10.4 million for GEO Care in First Quarter 2017 compared to First Quarter 2016 primarily due to increases in average client and participant counts under our Intensive Supervision Appearance Program (“ISAP”) and electronic monitoring services. We also experienced increases from new contracts and program growth at our community based and reentry centers.

International Services

Revenues for International Services in First Quarter 2017 compared to First Quarter 2016 increased by $4.1 million We experienced a net increase of $2.0 million primarily attributable to net population increases at our Australian subsidiary. Additionally, we had an increase due to foreign exchange rate fluctuations of $2.1 million resulting from the weakening of the U.S. dollar against certain international currencies.

Facility Construction & Design

Revenues for our Facility Construction & Design services relate to the commencement of design and construction activity for our new Ravenhall Prison Contract executed in September 2014 with the Department of Justice in the State of Victoria, Australia. The increase is due to increased construction activity during 2017. These construction revenues have little to no margin.

Operating Expenses

	2017	% of Segment Revenues	2016	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$255,037	73.3%	$252,859	74.7%	$2,178	0.9%
GEO Care	64,487	62.1%	60,097	64.3%	4,390	7.3%
International Services	38,308	91.9%	35,280	93.9%	3,028	8.6%
Facility Construction & Design	56,875	99.4%	40,270	98.6%	16,605	41.2%

Total	$414,707	75.3%	$388,506	76.2%	$26,201	6.7%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and community based facilities.

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention reflects an increase of $3.3 million resulting from the activation, intake of detainees related to our new contract at our company-owned Folkston ICE Processing Center correctional facility in January 2017. This increase was partially offset by aggregate decreases in operating expenses of $1.1 million at certain of our facilities primarily due to net decreases in population, transportation services and the variable costs associated with those decreases.

GEO Care

Operating expenses for GEO Care increased by $4.4 million during First Quarter 2017 from First Quarter 2016 primarily due to increases in average client and participant counts under our electronic monitoring contracts and ISAP services.

International Services

Operating expenses for International Services in First Quarter 2017 compared to First Quarter 2016 increased by $3.0 million. The increase was primarily due to net population increases at our Australian subsidiary of $1.0 million. Additionally, we had an increase due to foreign exchange rate fluctuations of $2.0 million resulting from the weakening of the U.S. dollar against certain international currencies.

Facility Construction & Design

Operating expenses for our Facility Construction & Design services relate to the commencement of design and construction activity for our new Ravenhall Prison Contract executed in September 2014 with the Department of Justice in the State of Victoria, Australia. The increase is due to increased construction activity during 2017.

Depreciation and Amortization

	2017	% of Segment Revenue	2016	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$17,998	5.2%	$18,592	5.5%	$(594)	(3.2)%
GEO Care	10,453	10.1%	9,346	10.0%	1,107	11.8%
International Services	498	1.2%	513	1.4%	(15)	(2.9)%

Total	$28,949	5.3%	$28,451	5.6%	$498	1.8%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense decreased slightly in First Quarter 2017 compared to First Quarter 2016 primarily due to certain assets becoming fully depreciated.

GEO Care

GEO Care depreciation and amortization expense increased in First Quarter 2017 compared to First Quarter 2016 primarily due to renovations made at several of our locations.

International Services

Depreciation and amortization expense remained relatively consistent in First Quarter 2017 compared to First Quarter 2016 as a result of certain assets becoming fully depreciated and there were no significant additions or renovations during 2016 or 2017 at our international subsidiaries.

Other Unallocated Operating Expenses

	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$42,586	7.7%	$34,061	6.7%	$8,525	25.0%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. The increase in general and administrative expenses in First Quarter 2017 compared to First Quarter 2016 was primarily attributable to (i) merger and acquisition expenses of $2.6 million related to our acquisition of CEC; (ii) non-cash stock-based compensation expense of $1.8 million; (iii) increases related to normal personnel and compensation adjustments of $2.1 million and (iv) professional, consulting, business development and other administrative fees of $2.0 million.

Non Operating Expenses

Interest Income and Interest Expense

	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$11,977	2.2%	$4,557	0.9%	$7,420	162.8%
Interest Expense	$35,000	6.4%	$29,366	5.8%	$5,634	19.2%

Interest income increased in the First Quarter 2017 compared to First Quarter 2016 primarily due to interest income earned on our contract receivable related to our prison project in Ravenhall, Australia. Refer to Note 11 - Business Segments and Geographic Information of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest expense increased in First Quarter 2017 compared to First Quarter 2016 primarily due to the construction loan interest related to our prison project in Ravenhall, Australia. Refer to Note 9 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Provision

	2017	Effective Rate	2016	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$2,470	6.0%	$3,151	9.2%	$(681)	(21.6)%

The provision for income taxes during First Quarter 2017 decreased compared to First Quarter 2016 along with the effective tax rate. The decrease is primarily attributable to a $1.1 million discrete tax benefit related to the adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). Refer to Note 13 - Recent Accounting Pronouncements of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. Our wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be in the range of approximately 8% to 9% exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$1,487	0.3%	$1,119	0.2%	$368	32.9%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates during First Quarter 2017 compared to First Quarter 2016 increased primarily as a result of favorable performance by GEOAmey during the periods.

Financial Condition

Capital Requirements

Our current cash requirements consist of amounts needed for working capital, distributions of our REIT taxable income in order to maintain our REIT qualification, debt service, supply purchases, investments in joint ventures, and capital expenditures related to either the development of new correctional, detention and reentry facilities, or the maintenance of existing facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. In connection with GEOAmey, our joint venture in the United Kingdom, we and our joint venture partner have each provided a line of credit of £12 million, or $15.0 million, based on exchange rates as of March 31, 2017, for GEOAmey’s operations. As of March 31, 2017, $5.6 million was outstanding.

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing capital projects will be approximately $168.6 million of which $26.7 million was spent through March 31, 2017.

We estimate that the remaining capital requirements related to these capital projects will be $141.9 million which will be spent through 2018. Additionally, in connection with the Ravenhall Prison Project, we have a contractual commitment for construction of the facility and have entered into a syndicated facility agreement with National Australia Bank Limited to provide funding for the project up to AUD 791.0 million, or $604.7 million, based on exchange rates as of March 31, 2017.

Liquidity and Capital Resources

Indebtedness

On March 23, 2017, we executed a third amended and restated credit agreement by and among GEO and GEO Corrections Holdings, Inc., (“Corrections” and, together with GEO, the “Borrowers”), the Australian Borrowers named therein, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (the “Credit Agreement”). The Credit Agreement refinances our prior $291.0 million term loan, reestablishes our ability to implement at a later date an Australian Dollar Letter of Credit Facility (the “Australian LC Facility”) providing for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars up to AUD275 million, an increase from the prior AUD225 million Australian LC Facility, and certain other modifications to the prior credit agreement. Loan costs of approximately $7.0 million were incurred and capitalized in connection with the transaction.

The Credit Agreement evidences a credit facility (the “Credit Facility”) consisting of an $800 million term loan (the “Term Loan”) bearing interest at LIBOR plus 2.25% (with a LIBOR floor of 0.75%), and a $900 million revolving credit facility (the “Revolver”) initially bearing interest at LIBOR plus 2.25%% (with no LIBOR floor) together with AUD275 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars (the “Australian LC Facility”). As of March 31, 2017, there were no letters of credit issued under the Australian LC Facility. Amounts to be borrowed by GEO under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The Term Loan component is scheduled to mature on March 23, 2024. The revolving credit commitment component is scheduled to mature on May 19, 2021; provided, that if on October 3, 2019 both the maturity dates of all term loans and incremental term loans have not been extended to a date that is 5 1⁄2 years after March 23, 2017 or a later date, and the senior secured leverage ratio exceeds 2.50 to 1.00, then the termination date will be October 3, 2019. The Credit Agreement also has an accordion feature of $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

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

All of the obligations under the Credit Agreement are unconditionally guaranteed by certain domestic subsidiaries of GEO and the Credit Agreement and the related guarantees are secured by a perfected first-priority pledge of substantially all of our present and future tangible and intangible domestic assets and all present and future tangible and intangible domestic assets of each guarantor, including but not limited to a first-priority pledge of all of the outstanding capital stock owned by us and each guarantor in our domestic subsidiaries.

The Australian Borrowers are wholly owned foreign subsidiaries of GEO. We have designated each of the Australian Borrowers as restricted subsidiaries under the Credit Agreement. However, the Australian Borrowers are not obligated to pay or perform any obligations under the Credit Agreement other than their own obligations as Australian Borrowers under the Credit Agreement. The Australian Borrowers do not pledge any of their assets to secure any obligations under the Credit Agreement.

On August 18, 2016, the Company executed a Letter of Offer by and among GEO and HSBC Bank Australia Limited (the “Letter of Offer”) providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of AUD100 million, or $76.4 million, based on exchange rates in effect as of March 31, 2017 (collectively, the “Bank Guarantee Facility”). The Bank Guarantee Facility allows GEO to provide letters of credit to assure performance of certain obligations of its wholly owned subsidiary relating to its prison project in Ravenhall, located near Melbourne, Australia. The Bank Guarantee Facility is unsecured. The issuance of letters of credit under the Bank Guarantee Facility is subject to the satisfaction of the conditions precedent specified in the Letter of Offer. Letters of credit issued under the bank guarantee lines are due on demand and letters of credit issued under the bank guarantee/standby sub-facility cannot have a duration exceeding twelve months. The Bank Guarantee Facility may be terminated by HSBC on 90 days written notice. As of March 31, 2017, there was AUD100 million in letters of credit issued under the Bank Guarantee Facility.

As of March 31, 2017, we had $800.0 million in aggregate borrowings outstanding, net of discount, under the Term Loan and $173.7 million in borrowings under the Revolver, and approximately $53.6 million in letters of credit which left $672.7 million in additional borrowing capacity under the Revolver. Refer to Note 9 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

On April 18, 2016, we completed an offering of $350 million aggregate principal amount of 6.00% Senior Notes due 2026. The notes will mature on April 15, 2026 and have a coupon rate and yield to maturity of 6.00%. Interest is payable semi-annually cash in in arrears on April 15 and October 15 of each year. The proceeds were used to fund the tender offer and the redemption of all of our 6.625% Senior Notes, to pay all related fees, costs and expenses and for general corporate purposes including repaying borrowings under our Revolver. Refer to Note 9 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

On September 25, 2014, we completed an offering of $250.0 million aggregate principal amount of 5.875% Senior Notes due 2024. The notes will mature on October 15, 2024 and have a coupon rate and yield to maturity of 5.875%. Interest is payable semi-annually in cash in arrears on April 15 and October 15, which commenced on April 15, 2015. The proceeds received from the 5.875% Senior Notes due 2024 were used to pay down outstanding borrowings under our Revolver and pay related fees, costs and expenses. Refer to Note 9 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

In connection with a new design and build prison project agreement in Ravenhall, Australia with the State of Victoria, in September 2014, we entered into a syndicated facility agreement (the “Construction Facility”) with National Australia Bank Limited to provide debt financing for construction of the project. The Construction Facility provides for non-recourse funding up to AUD 791 million, or approximately $605 million, based on exchange rates as of March 31, 2017. Construction draws will be funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility is through October 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. After October 2019, the Construction Facility will be converted to a term loan with payments due quarterly beginning in 2019 through 2041. In accordance with the terms of the Construction Facility, upon completion and commercial acceptance of the prison, in accordance with the prison contract, the State will make a lump sum payment of AUD 310 million, or approximately $237 million, based on exchange rates as of March 31, 2017, towards a portion of the outstanding principal. The remaining outstanding principal balance will be repaid over the term of the operating agreement. As of March 31, 2017, approximately $450 million was outstanding under the Construction Facility. We also entered into interest rate swap and interest rate cap agreements related to our non-recourse debt in connection with the project. Refer to Note 8 - Derivative Financial Instruments of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

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

In addition to the debt outstanding under the Credit Facility, the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875.% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 discussed above, we also have significant debt obligations which, although these obligations are non-recourse to us, require cash expenditures for debt service. Our significant debt obligations could have material consequences. See “Risk Factors-Risks Related to Our High Level of Indebtedness” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. We are exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. We also have guaranteed certain obligations for certain of our international subsidiaries. These non-recourse obligations, commitments and contingencies and guarantees are further discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Common Stock Offering

On March 7, 2017, we entered into an underwriting agreement related to the issuance and sale of 9,000,000 shares of our common stock, par value $.01 per share. The offering price to the public was $27.8 per share and the underwriters agreed to purchase the shares from us pursuant to the underwriting agreement at a price of $26.7 per share. In addition, under the terms of the underwriting agreement, we granted the underwriters an option, exercisable for thirty days, to purchase up to an additional 1,350,000 shares of common stock. On March 8, 2017, the underwriters exercised in full their option to purchase the additional 1,350,000 shares of common stock. On March 13, 2017, we announced that we had completed the sale of 10,350,000 shares of common stock with its previously announced underwritten public offering. We received gross proceeds (before underwriting discounts and estimated offering expenses) of approximately $288.1 million from the offering, including approximately $37.6 million in connection with the sale of the additional shares. The 10,350,000 shares of common stock were issued under our currently effective shelf registration filed with the Securities and Exchange Commission as discussed below. The net proceeds of this offering were used to repay amounts outstanding under the revolver portion of our senior credit facility and for general corporate purposes.

Prospectus Supplement

In September 2014, we filed with the Securities and Exchange Commission an automatic shelf registration statement on Form S-3. On November 10, 2014, in connection with the shelf registration, we filed with the Securities and Exchange Commission a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $150.0 million through sales agents. Sales of shares of our common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the three months ended March 31,2017 or during the year ended December 31, 2016. We sold 10,350,000 shares of common stock in a public offering during the three months ended March 31, 2017 pursuant to this automatic shelf registration statement under the preliminary prospectus supplement filed on March 7, 2017 and the final prospectus supplement filed on March 9, 2017.

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

We plan to fund all of our capital needs, including distributions of our REIT taxable income in order to maintain our REIT qualification, and capital expenditures, from cash on hand, cash from operations, borrowings under our Credit Facility and any other financings which our management and Board of Directors, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under the $900.0 million Revolver. Our management believes that cash on hand, cash flows from operations and availability under our Credit Facility will be adequate to support our capital requirements for 2017 as disclosed under “Capital Requirements” above.

Executive Retirement Agreement

We have a non-qualified deferred compensation agreement with our Chief Executive Officer (“CEO”). The current agreement, as amended, provides for a lump sum payment upon retirement, no sooner than age 55. As of January 1, 2013, our CEO had reached age 55 and was eligible to receive the payment upon retirement. If our CEO had retired as of March 31, 2017, we would have had to pay him approximately $8.0 million. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity.

Off-Balance Sheet Arrangements

Except as discussed above, and in the notes to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q, we do not have any off-balance sheet arrangements.

Cash Flow

Cash and cash equivalents as of March 31, 2017 was $434.6 million, compared to $68.0 million as of December 31, 2016. The increase in cash and cash equivalents at March 31, 2017 compared to December 31, 2016 is due to additional proceeds received from the Company’s Term Loan which was modified on March 23, 2017. Refer to Note 9 - Debt included in Part I, Item 1 of this quarterly report on Form 10-Q.

Operating Activities

Cash provided by operating activities amounted to $47.9 million for the three months ended March 31, 2017 versus cash used in operating activities of $17.5 million for the three months ended March 31, 2016. Cash provided by operating activities during the three months ended March 31, 2017 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, and stock-based compensation expense. Equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by $51.7 million, representing a positive impact on cash. The decrease was primarily driven by the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities decreased by $14.6 million which negatively impacted cash. The decrease was primarily driven by the timing of payments.

Additionally, cash provided by operating activities for the three months ended March 31, 2017 was negatively impacted by an increase in changes in contract receivable of $69.1 million. This increase relates to costs incurred and estimated earnings in excess of billings related to the prison project in Ravenhall, Australia. The contract receivable is expected to grow as construction services are performed and will continue to have a negative impact on cash from operating activities until the balance is ultimately settled with the State. In accordance with the contract, the project will not be billed out until completion and commercial acceptance of the facility by the State.

Cash used in operating activities amounted to $17.5 million for the three months ended March 31, 2016. Cash used in operating activities during the three months ended March 31, 2016 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, and stock-based compensation expense. Equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets increased in total by $22.6 million, representing a negative impact on cash. The increase was primarily driven by new facility activations as well as the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities decreased by $13.8 million which negatively impacted cash. The decrease was primarily driven by the timing of payments.

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

Investing Activities

Cash used in investing activities of $33.7 million during the three months ended March 31, 2017 was primarily the result of capital expenditures of $34.4 million. Cash used in investing activities of $69.4 million during the three months ended March 31, 2016 was primarily the result of capital expenditures of $28.4 million and changes in restricted cash of $41.0 million.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2017 amounted to $350.2 million compared to cash provided by financing activities of $48.7 million during the three months ended March 31, 2016. Cash provided by financing activities during the three months ended March 31, 2017 was primarily the result of proceeds from long-term debt of $1,083.1 million which included proceeds received from the Company’s Term Loan which was modified on March 23, 2017. Additionally, we had proceeds from non-recourse debt of $36.0 million related to construction draws for our prison project in Ravenhall, Australia. These increases were partially offset by a decrease for dividends paid of $52.5 million, payments on long-term debt of $918.5 million and payments on non-recourse debt of $67.1 million. Cash provided by financing activities during the three months ended March 31, 2016 amounted to $48.7 million. Cash provided by financing activities during the three months ended March 31, 2016 was primarily the result of proceeds from long-term debt of $117.0 million under our Revolver. Additionally, we had proceeds from non-recourse debt of $71.2 million related to construction draws for our prison project in Ravenhall, Australia. These increases were partially offset by a decrease for dividends paid of $48.5 million and payments on long-term debt of $88.8 million.

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

Normalized FFO is defined as FFO adjusted for certain items which by their nature are not comparable from period to period or that tend to obscure the Company’s actual operating performance, including for the periods presented start-up expenses, net of tax, and mergers and acquisitions (“M&A”) related expenses, net of tax.

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

Our reconciliation of net income attributable to The GEO Group, Inc. to FFO, Normalized FFO and AFFO for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Funds From Operations
Net income attributable to The GEO Group, Inc.	$40,403	$32,350
Real estate related depreciation and amortization	15,386	15,142
Gain on sale of real estate assets, net of tax	(261)	—

NAREIT Defined FFO	55,528	47,492
Start-up expenses, net of tax	—	1,190
M&A related expenses, net of tax	2,584	—

Normalized Funds from Operations	$58,112	$48,682

Non-real estate related depreciation and amortization	13,563	13,309
Consolidated maintenance capital expenditures	(6,423)	(5,240)
Stock-based compensation expense	4,963	3,241
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	3,806	2,366

Adjusted Funds from Operations	$74,021	$62,358

Outlook

The following discussion contains statements that are not historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statements. Please refer to “Part I - Item 1A. Risk Factors” and the “Forward Looking Statements - Safe Harbor” sections in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as well as the “Forward-Looking Statements - Safe Harbor” section and other disclosures contained in this Form 10-Q for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.

Revenue

We continue to be encouraged by the current landscape of growth opportunities; however any positive trends may, to some extent, be adversely impacted by government budgetary constraints or any changes to the government’s willingness to maintain or grow public-private partnerships in the future. While state finances overall are stable, future budgetary pressures may cause state correctional agencies to pursue a number of cost savings initiatives which may include reductions in per diem rates and/or the scope of services provided by private operators. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Additionally, if state budgetary constraints, as discussed above, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, contract modifications, contract terminations, contract non-renewals, and/or contract re-bids and the impact of any other potential changes to the willingness to maintain or grow public-private partnerships on the part of other government agencies. We believe we have a strong relationship with our government partners and we believe that we operate facilities that maximize security and efficiency while offering our suite of GEO Continuum of Care services and resources. Although we have historically had a relatively high contract renewal rate, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.

Internationally, we are exploring a number of opportunities in our current markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk. In September 2014, we announced that a consortium led by us and comprised of The GEO Group Australia Pty. Ltd., John Holland Construction and Honeywell signed a contract with the Department of Justice in the State of Victoria for the development and operation of a 1,300-bed capacity prison in Ravenhall, Australia. The Ravenhall facility will be developed under a public-private partnership financing structure with a capital contribution from us, which was made in January 2017, of approximately AUD 115 million, or $87.9 million, based on exchange rates as of March 31, 2017, and we anticipate returns on investment consistent with our company-owned facilities.

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

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related costs represented 51.6% of our operating expenses during the three months ended March 31, 2017. Additional significant operating expenses include food, utilities and inmate medical costs. During the three months ended March 31, 2017, operating expenses totaled 75.3% of our consolidated revenues. Our operating expenses as a percentage of revenues in 2017 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2017, we will incur carrying costs for facilities that are currently vacant. As of March 31, 2017, our worldwide operations include the management and/or ownership of approximately 100,000 beds at 143 correctional and detention facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 174,000 offenders and pretrial defendants, including approximately 95,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During the three months ended March 31, 2017, general and administrative expenses totaled 7.7% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenues in 2017 to remain consistent or decrease as a result of cost savings initiatives. We expect business development costs to remain consistent or increase slightly as we pursue additional business development opportunities in all of our business lines. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

Idle Facilities

As of March 31, 2017, we are marketing approximately 3,600 vacant beds at four of our idle facilities to potential customers. The annual carrying cost of our idle facilities in 2017 is estimated to be $12.5 million, including depreciation expense of $1.4 million. As of March 31, 2017, these facilities had a net book value of $49.5 million. We currently do not have any firm commitment or agreement in place to activate these facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. These idle facilities are included in the U.S. Corrections & Detention segment. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if all of these idle facilities were to be activated using our U.S. Corrections & Detention average per diem rate in 2016 (calculated as the U.S. Corrections & Detention revenue divided by the number of U.S. Corrections & Detention mandays) and based on the average occupancy rate in our U.S. Corrections & Detention facilities through March 31, 2017, we would expect to receive incremental annualized revenue of approximately $70 million and an annualized increase in earnings per share of approximately $0.20 to $0.25 per share based on our average U.S. Corrections and Detention operating margin.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Credit Facility. Payments under the Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Credit Facility of $973.7 million and $53.6 million in outstanding letters of credit, as of March 31, 2017, for every one percent increase in the average interest rate applicable to the Credit Facility, our total annual interest expense would increase by $1.0 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the Australian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at March 31, 2017, every 10 percent change in historical currency rates would have approximately a $2.1 million effect on our financial position and approximately a $0.5 million impact on our results of operations during the three months ended March 31, 2017.

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

ITEM 1A. RISK FACTORS.

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016 includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	—	$—	—	$—
February 1, 2017 - February 28, 2017	—	$—	—	$—
March 1, 2017 - March 31, 2017	112,826	$31.35	—	$—

Total	112,826		—	$—

(1)	The Company withheld these shares through net share settlements to satisfy minimum statutory tax withholding requirements upon vesting of shares of restricted stock held by employees. These purchases were not made as part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Amended and Restated Bylaws

As we previously disclosed in a Form 8-K filed with the SEC on April 17, 2017, our Board of Directors has approved amended and restated Bylaws (the “Bylaws”) to implement “proxy access,” which allows eligible shareholders to include their own nominees for director in our proxy materials along with the Board-nominated candidates.

Article II, Section 6 of the Bylaws has been added and permits a shareholder, or a group of up to twenty (20) shareholders, owning three percent (3%) or more of the Company’s outstanding common stock continuously for at least three (3) years, to nominate twenty percent (20%) of the number of directors then in office (rounding down to the nearest whole number) provided that the shareholder or group and each nominee satisfy the eligibility, procedural and disclosure requirements for proxy access as specified in the Bylaws, including that the Company receive notice of such nominations between 90 and 120 days prior to the anniversary date of the previous year’s annual meeting of shareholders.

The amendments to the Bylaws were effective as of April 11, 2017, the date of adoption by the Board, with proxy access first being available to shareholders for the Company’s 2018 Annual Meeting of Shareholders.

ITEM 6. EXHIBITS.

(A) Exhibits

10.1	Third Amended and Restated Credit Agreement, dated as of March 23, 2017, among The GEO Group, Inc., GEO Corrections Holdings, Inc., as the Borrowers, the Australian Borrowers party thereto, the Lenders party thereto and BNP Paribas, as administrative agent. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (Incorporated by reference from Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on March 29, 2017.)

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date: May 4, 2017	/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer
(duly authorized officer and principal financial officer)