Form 10-Q
period 2017-09-30
GEO GROUP INC
filed 2017-11-03
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, the registrant had 124,070,516 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2017 AND 2016

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues	$566,759	$554,376	$1,694,443	$1,612,911
Operating expenses	423,134	415,659	1,276,286	1,221,002
Depreciation and amortization	31,649	28,783	92,464	85,886
General and administrative expenses	49,074	37,483	143,866	108,448

Operating income	62,902	72,451	181,827	197,575
Interest income	14,648	7,928	38,971	18,387
Interest expense	(38,719)	(33,428)	(109,702)	(93,864)
Loss on extinguishment of debt	—	—	—	(15,885)

Income before income taxes and equity in earnings of affiliates	38,831	46,951	111,096	106,213
Provision for income taxes	1,720	4,970	5,590	12,000
Equity in earnings of affiliates, net of income tax provision of $577, $650, $1,785 and $1,850, respectively	1,342	1,693	4,255	4,943

Net income	38,453	43,674	109,761	99,156
Net loss attributable to noncontrolling interests	36	46	123	123

Net income attributable to The GEO Group, Inc.	$38,489	$43,720	$109,884	$99,279

Weighted-average common shares outstanding:
Basic	122,251	111,162	119,356	111,015
Diluted	122,887	111,504	120,114	111,425
Net income per common share attributable to The GEO Group, Inc.:
Basic:
Net income per common share attributable to The GEO Group, Inc. - basic	$0.31	$0.39	$0.92	$0.89

Diluted:
Net income per common share attributable to The GEO Group, Inc. - diluted	$0.31	$0.39	$0.91	$0.89

Dividends declared per share	$0.47	$0.43	$1.41	$1.30

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2017 AND 2016

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income	$38,453	$43,674	$109,761	$99,156

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments	(179)	970	2,030	2,081
Pension liability adjustment, net of tax provision of $25, $21, $76 and $63, respectively	64	33	175	98
Unrealized gain (loss) on derivative instrument classified as cash flow hedge, net of tax (provision) benefit of $(307), $81, $(451) and $893, respectively	1,740	(520)	2,556	(5,162)

Total other comprehensive income (loss), net of tax	1,625	483	4,761	(2,983)

Total comprehensive income	40,078	44,157	114,522	96,173

Comprehensive loss attributable to noncontrolling interests	34	36	119	104

Comprehensive income attributable to The GEO Group, Inc.	$40,112	$44,193	$114,641	$96,277

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(In thousands, except share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$51,526	$68,038
Restricted cash and investments	12,452	17,133
Accounts receivable, less allowance for doubtful accounts of $4,199 and $3,664, respectively	386,898	356,255
Contract receivable, current portion	243,531	224,033
Prepaid expenses and other current assets	36,073	32,210

Total current assets	730,480	697,669

Restricted Cash and Investments	31,032	20,848
Property and Equipment, Net	2,055,982	1,897,241
Non-Current Contract Receivable	405,780	219,783
Deferred Income Tax Assets	31,831	30,039
Goodwill	781,972	615,433
Intangible Assets, Net	261,790	203,884
Other Non-Current Assets	70,474	64,512

Total Assets	$4,369,341	$3,749,409

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$91,617	$79,637
Accrued payroll and related taxes	48,780	55,260
Accrued expenses and other current liabilities	174,321	131,096
Current portion of capital lease obligations, long-term debt and non-recourse debt	260,046	238,065

Total current liabilities	574,764	504,058

Other Non-Current Liabilities	92,804	88,656
Capital Lease Obligations	6,412	7,431
Long-Term Debt	2,157,882	1,935,465
Non-Recourse Debt	323,387	238,842
Commitments, Contingencies and Other (Note 11)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 187,500,000 shares authorized, 123,990,529 and 112,547,544 issued and outstanding, respectively	1,240	1,125
Additional paid-in capital	1,185,643	891,993
Earnings in excess of distributions	53,495	112,763
Accumulated other comprehensive loss	(26,068)	(30,825)

Total shareholders’ equity attributable to The GEO Group, Inc.	1,214,310	975,056
Noncontrolling interests	(218)	(99)

Total shareholders’ equity	1,214,092	974,957

Total Liabilities and Shareholders’ Equity	$4,369,341	$3,749,409

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2017 AND 2016

(In thousands)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash Flow from Operating Activities:
Net income	$109,761	$99,156
Net loss attributable to noncontrolling interests	123	123

Net income attributable to The GEO Group, Inc.	109,884	99,279
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	92,464	85,886
Stock-based compensation	14,852	9,675

Loss on extinguishment of debt	—	15,885

Amortization of debt issuance costs, discount and/or premium and other non-cash interest	11,922	8,330
Provision for doubtful accounts	1,597	1,783
Equity in earnings of affiliates, net of tax	(4,255)	(4,943)
Dividends received from unconsolidated joint venture	5,052	1,611
Income tax deficiency related to equity compensation	—	844
Loss on sale/disposal of property and equipment, net	2,194	764
Changes in assets and liabilities, net of effects of acquisitions:
Changes in accounts receivable, prepaid expenses and other assets	5,527	(33,953)
Changes in contract receivable	(163,083)	(205,135)
Changes in accounts payable, accrued expenses and other liabilities	(18,326)	8,216

Net cash provided by (used in) operating activities	57,828	(11,758)

Cash Flow from Investing Activities:
Acquisition of CEC, net of cash acquired	(353,555)	—
Insurance proceeds - damaged property	86	4,733
Proceeds from sale of property and equipment	856	68
Change in restricted cash and investments	(4,820)	(97,716)
Capital expenditures	(104,130)	(68,015)

Net cash used in investing activities	(461,563)	(160,930)

Cash Flow from Financing Activities:
Proceeds from long-term debt	1,324,865	813,077
Payments on long-term debt	(1,093,088)	(775,256)
Payments on non-recourse debt	(68,887)	(1,878)
Proceeds from non-recourse debt	123,785	273,087
Taxes paid related to net share settlements of equity awards	(4,122)	(2,336)
Proceeds from issuance of common stock under prospectus supplement	275,867	—

Proceeds from issuance of common stock in connection with ESPP	382	338
Debt issuance costs	(9,470)	(20,490)
Income tax deficiency related to equity compensation	—	(844)
Proceeds from the exercise of stock options	6,786	2,367
Cash dividends paid	(169,152)	(145,991)

Net cash provided by financing activities	386,966	142,074
Effect of Exchange Rate Changes on Cash and Cash Equivalents	257	1,099

Net Decrease in Cash and Cash Equivalents	(16,512)	(29,515)
Cash and Cash Equivalents, beginning of period	68,038	59,638

Cash and Cash Equivalents, end of period	$51,526	$30,123

Supplemental Disclosures:
Non-cash Investing and Financing activities:
Capital expenditures in accounts payable and accrued expenses	$7,526	$2,410

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) is a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of correctional, detention and reentry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa and the United Kingdom. The Company owns, leases and operates a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, as well as community-based reentry facilities and offers an expanded delivery of offender rehabilitation services under its ‘GEO Continuum of Care’ platform. The ‘GEO Continuum of Care’ program integrates enhanced in-prison programs, which are evidence-based and include cognitive behavioral treatment and post-release services, provides academic and vocational classes to life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). At September 30, 2017, after its acquisition of Community Education Centers (“CEC”) (Refer to Note 2 - Business Combinations), the Company’s worldwide operations include the management and/or ownership of approximately 96,000 beds at 140 correctional and detention facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 185,000 offenders and pretrial defendants, including approximately 100,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

The Company’s unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017 for the year ended December 31, 2016. The accompanying December 31, 2016 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results for the entire year ending December 31, 2017, or for any other future interim or annual periods.

2. BUSINESS COMBINATIONS

Community Education Centers Acquisition

On April 5, 2017, the Company completed its acquisition of CEC, pursuant to a definitive merger agreement entered into on February 12, 2017 between the Company, GEO/DE/MC/01 LLC, and CEC Parent Holdings LLC. CEC is a private provider of rehabilitation services for offenders in reentry and in-prison treatment facilities as well as management services for county, state and federal correctional and detention facilities. CEC’s operations encompass over 12,000 beds nationwide. Under the terms of the merger agreement, the Company acquired 100% of the voting interests in CEC for $353.6 million, net of cash acquired of $3.0 million, in an all cash transaction, excluding transaction related expenses paid at closing of $4.1 million. At the time of the acquisition, approximately $115 million of CEC indebtedness, including accrued interest, was outstanding. All indebtedness of CEC was repaid by the Company with a portion of the $353.6 million merger consideration. The purchase price was reduced by $2.6 million as a result of the final working capital target settlement received by the Company during the third quarter ended September 30, 2017. Additionally, for tax periods ending on or prior to December 31, 2018, the purchase price may be adjusted for any tax benefits realized by the Company attributable to certain transactional tax deductions if such deductions are able to be taken by the Company and will result in an incremental tax benefit. The Company has estimated a maximum potential adjustment of approximately $1.9 million but has preliminarily estimated the fair value of this contingency at zero at the acquisition date. The Company is still reviewing the various tax implications of the acquisition which may impact the ultimate fair value of this contingency.

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

The allocation of the purchase price for this transaction as of April 5, 2017 has not been finalized. The primary areas of the preliminary purchase price allocations that are not finalized relate to the fair values of certain tangible and intangible assets and liabilities acquired and income taxes. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired at the acquisition date during the measurement period. Measurement period adjustments that the Company determines to be material will be recorded in the reporting period in which the adjustment amounts are determined. During the three months ended September 30, 2017, the Company made measurement period adjustments of approximately $6.0 million to provisional amounts with respect to the CEC acquisition that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. These adjustments related to the Company’s valuation of accounts receivable, prepaid expenses and other current assets, accounts payable, other noncurrent liabilities and deferred income tax assets. Of the total measurement period adjustment, approximately $4.6 million related to the valuation of an unfavorable contract liability which had the effect of reducing goodwill and the unfavorable contract liability. The remaining measurement period adjustments were not individually significant. The adjusted purchase price of $353.6 million has been preliminarily allocated to the estimated fair values of the assets acquired and liabilities assumed as of April 5, 2017 as follows (in ‘000’s):

Preliminary Purchase Price Allocation
Accounts Receivable	$29,916
Prepaid and other current assets	4,407
Property and equipment	126,510
Intangible assets	76,000
Favorable lease assets	3,110
Deferred income tax assets	1,792
Other non-current assets	4,327

Total assets acquired	$246,062

Accounts payable and accrued expenses	52,341
Unfavorable lease liabilities	1,299
Other non-current liabilities	5,360

Total liabilities assumed	$59,000

Total identifiable net assets	187,062
Goodwill	166,493

Total consideration paid, net of cash acquired	$353,555

As shown above, the Company recorded $166.5 million of goodwill related to the purchase of CEC. The strategic benefits of the merger include the Company’s ability to further position itself to meet the demand for increasingly diversified correctional, detention and community reentry facilities and services and the Company’s ability to expand the delivery of enhanced in- prison rehabilitation including evidence-based treatment, integrated with post-release support services through GEO’s Continuum of Care platform. These factors contributed to the goodwill that was recorded upon consummation of the transaction. The Company does not believe that any of the goodwill recorded as a result of the CEC acquisition will be deductible for federal income tax purposes. Identifiable intangible assets purchased in the acquisition and their weighted average amortization periods in total and by major intangible asset class, as applicable, are included in the table below:

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

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Pro forma revenues	$566,759	$621,565	$1,756,320	$1,805,064
Pro forma net income attributable to the GEO Group, Inc.	$42,033	$44,525	$122,832	$100,372

The unaudited pro forma combined financial information presented above is compiled from the financial statements of the combined companies and includes pro forma adjustments for: (i) estimated changes in depreciation expense, interest expense and amortization expense; (ii) adjustments to eliminate intercompany transactions; (iii) adjustments to remove $14.0 million, for the nine months ended September 30, 2017, respectively, of non-recurring transaction and merger related costs directly related to the CEC acquisition that are included in the combined companies’ financial results; and (iv) the income tax impact of the adjustments. The unaudited pro forma financial information does not include any adjustments to reflect the impact of cost savings or other synergies that may result from this acquisition. As noted above, the unaudited pro forma financial information does not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future.

The Company has included revenue and earnings of approximately $114 million and $14 million, respectively, in its consolidated statements of operations for the nine months ended September 30, 2017 for CEC activity since April 5, 2017, the date of acquisition.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its various business combinations. On April 5, 2017, the Company completed its acquisition of CEC. Refer to Note 2 - Business Combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company’s goodwill balances from December 31, 2016 to September 30, 2017 are as follows (in thousands):

	December 31, 2016	Acquisitions	Foreign Currency Translation	September 30, 2017
U.S. Corrections & Detention	$277,774	$41,604	$—	$319,378
GEO Care	337,257	124,889	—	462,146
International Services	402	—	46	448

Total Goodwill	$615,433	166,493	$46	$781,972

The Company has also recorded other finite and indefinite-lived intangible assets as a result of its various business combinations. Refer to Note 2 - Business Combinations for a discussion of the Company’s recent acquisition of CEC. The Company’s intangible assets include facility management contracts, covenants not to compete, trade names and technology, as follows (in thousands):

	September 30, 2017				December 31, 2016
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	16.3	$308,446	$(101,537)	$206,909	$233,136	$(87,256)	$145,880
Covenants not to compete	1	700	(342)	358	—	—	—
Technology	7.3	33,700	(24,377)	9,323	33,700	(20,896)	12,804
Trade name (Indefinite lived)	Indefinite	45,200	—	45,200	45,200	—	45,200

Total acquired intangible assets		$388,046	$(126,256)	$261,790	$312,036	$(108,152)	$203,884

Amortization expense was $6.5 million and $18.1 million for the three and nine months ended September 30, 2017, respectively. Amortization expense was $5.1 million and $15.3 million for the three and nine months ended September 30, 2016, respectively. Amortization expense was primarily related to the U.S. Corrections & Detention and GEO Care segments’ amortization of acquired facility management contracts. As of September 30, 2017, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 1.6 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the current contractual periods.

Estimated amortization expense related to the Company’s finite-lived intangible assets for the remainder of 2017 through 2021 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2017	$6,525
2018	22,821
2019	22,310
2020	22,310
2021	20,090
Thereafter	122,534

$216,590

4. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

		Fair Value Measurements at September 30, 2017
	Carrying Value at September 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment:
Rabbi Trust	$19,472	$—	$19,472	$—
Fixed income securities	1,917	—	1,917	—
Liabilities:
Interest rate swap derivatives	$15,673	$—	$15,673	$—

		Fair Value Measurements at December 31, 2016
	Carrying Value at December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$15,662	$—	$15,662	$—
Fixed income securities	1,782	—	1,782	—
Interest rate cap derivatives	15	—	15	—
Liabilities:
Interest rate swap derivatives	$18,679	$—	$18,679	$—

The Company’s Level 2 financial instruments included in the tables above as of September 30, 2017 and December 31, 2016 consist of interest rate swap derivative liabilities and interest rate cap derivative assets held by the Company’s Australian subsidiary, the Company’s rabbi trust established for GEO employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and an investment in Canadian dollar denominated fixed income securities. The balance of the interest rate cap derivative assets at September 30, 2017 was not significant.

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

5. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at September 30, 2017 and December 31, 2016 (in thousands):

		Estimated Fair Value Measurements at September 30, 2017
	Carrying Value as of September 30, 2017	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$51,526	$51,526	$51,526	$—	$—
Restricted cash and investments	24,012	24,012	20,592	3,420	—
Liabilities:

Borrowings under senior credit facility	$1,041,874	$1,047,844	$—	$1,047,844	$—
5.875% Senior Notes due 2024	250,000	260,943	—	260,943	—
5.125% Senior Notes	300,000	305,418	—	305,418	—
5.875% Senior Notes due 2022	250,000	260,985	—	260,985	—
6.00% Senior Notes	350,000	368,571	—	368,571	—
Non-recourse debt, Australian subsidiary	549,926	549,926	—	549,926	—
Other non-recourse debt, including current portion	36,381	37,465	—	37,465	—

		Estimated Fair Value Measurements at December 31, 2016
	Carrying Value as of December 31, 2016	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$68,038	$68,038	$68,038	$—	$—
Restricted cash and investments	22,319	22,319	19,614	2,705	—
Liabilities:
Borrowings under senior credit facility	$804,500	$795,008	$—	$795,008	$—
5.875% Senior Notes due 2024	250,000	247,813	—	247,813	—
5.125% Senior Notes	300,000	292,125	—	292,125	—
5.875% Senior Notes due 2022	250,000	254,688	—	254,688	—
6.00% Senior Notes	350,000	346,938	—	346,938	—
Non-recourse debt, Australian subsidiary	454,222	454,185	—	454,185	—
Other non-recourse debt, including current portion	36,280	37,550	—	37,550	—

The fair values of the Company’s cash and cash equivalents, and restricted cash approximates the carrying values of these assets at September 30, 2017 and December 31, 2016. Restricted cash consists of money market funds, bank deposits, commercial paper and time deposits used for asset replacement funds contractually required to be maintained at the Company’s Australian subsidiary and contractual commitments related to the design and construction of a new facility in Ravenhall Australia. The fair value of the money market funds and bank deposits is based on quoted market prices (Level 1) and the fair value of commercial paper and time deposits is based on market prices for similar instruments (Level 2).

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

6. SHAREHOLDERS’ EQUITY

The following table presents the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests (in thousands):

	Common shares		Additional Paid-In	Earnings in Excess of	Accumulated Other Comprehensive	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Distributions	Loss	Interests	Equity
Balance, January 1, 2017	112,548	$1,125	$891,993	$112,763	$(30,825)	$(99)	$974,957
Proceeds from exercise of stock options	348	3	6,783	—	—	—	6,786
Stock-based compensation expense	—	—	14,852	—	—	—	14,852

Restricted stock granted	927	9	(9)	—	—	—	—

Restricted stock canceled	(60)	—	—	—	—	—	—

Dividends paid	—	—	—	(169,152)	—	—	(169,152)

Issuance of common stock - prospectus supplement	10,350	104	275,763	—	—	—	275,867
Shares withheld for net settlements of share-based awards	(135)	(1)	(4,121)	—	—	—	(4,122)
Issuance of common stock - ESPP	13	—	382	—	—	—	382

Net income (loss)	—	—	—	109,884	—	(123)	109,761

Other comprehensive income	—	—	—	—	4,757	4	4,761

Balance, September 30, 2017	123,991	$1,240	$1,185,643	$53,495	$(26,068)	$(218)	$1,214,092

During the nine months ended September 30, 2017, the Company withheld shares through net share settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees.

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

During the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively, GEO declared and paid the following regular cash distributions to its shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Aggregate Payment Amount (in millions)
February 3, 2016	February 16, 2016	February 26, 2016	$0.43	$48.5
April 20, 2016	May 2, 2016	May 12, 2016	$0.43	$48.7
July 20, 2016	August 1, 2016	August 12, 2016	$0.43	$48.7
October 18, 2016	October 31, 2016	November 10, 2016	$0.43	$48.8
February 6, 2017	February 17, 2017	February 27, 2017	$0.47	$52.5
April 25, 2017	May 9, 2017	May 19, 2017	$0.47	$58.4
July 10, 2017	July 21, 2017	July 28, 2017	$0.47	$58.3

Distributions per share above have been adjusted to reflect the effects of the stock split.

Common Stock Offering

On March 7, 2017, the Company entered into an underwriting agreement related to the issuance and sale of 9,000,000 shares of common stock, par value $.01 per share, of the Company. The offering price to the public was $27.80 per share and the underwriters agreed to purchase the shares from the Company pursuant to the underwriting agreement at a price of $26.70 per share. In addition, under the terms of the underwriting agreement, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,350,000 shares of common stock. On March 8, 2017, the underwriters exercised in full their option to purchase the additional 1,350,000 shares of common stock. On March 13, 2017, the Company announced that it had completed the sale of 10,350,000 shares of common stock with its previously announced underwritten public offering. GEO received gross proceeds (before underwriting discounts and estimated offering expenses) of approximately $288.1 million from the offering, including approximately $37.6 million in connection with the sale of the additional shares. Fees paid in connection with the offering were not significant and have been netted against additional paid-in capital. The 10,350,000 shares of common stock were issued under GEO’s previously effective shelf registration filed with the Securities and Exchange Commission. The previously effective registration statement on Form S-3 expired September 12, 2017. On October 20, 2017, GEO filed a new registration statement on Form S-3 that automatically became effective. Refer to Note 16 - Subsequent Events. The net proceeds of this offering were used to repay amounts outstanding under the revolver portion of the Company’s senior credit facility and for general corporate purposes. The number of shares and per-share amounts herein have been adjusted to reflect the effects of the stock split. Refer to Note 1 - Basis of Presentation

Prospectus Supplement

In September 2014, the Company filed with the Securities and Exchange Commission (“SEC”) an automatic shelf registration statement on Form S-3. On November 10, 2014, in connection with the shelf registration, the Company filed with the Securities and Exchange Commission a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $150.0 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the nine months ended September 30, 2017 or during the year ended December 31, 2016. On September 12, 2017, the shelf registration expired. On October 20, 2017, the Company filed with the SEC a new automatic shelf registration on Form S-3. Under this new shelf registration, the Company may, from time to time, sell any combination of securities described in the prospectus in one or more offerings. Each time that the Company may sell securities, the Company will provide a prospectus supplement that will contain specific information about the terms of that offering and the securities being offered.

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

The components of accumulated other comprehensive income (loss) attributable to GEO within shareholders’ equity are as follows:

	Nine Months Ended September 30, 2017 (In thousands)
	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc. (1)	Unrealized (loss)/gain on derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2017	$(11,284)	$(15,877)	$(3,664)	$(30,825)

Current-period other comprehensive income	2,026	2,556	175	4,757

Balance, September 30, 2017	$(9,258)	$(13,321)	$(3,489)	$(26,068)

(1)	The foreign currency translation related to noncontrolling interests was not significant at September 30, 2017 or December 31, 2016.

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

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each time based or performance based option awarded. For options granted during the nine months ended September 30, 2017, the fair value was estimated using the following assumptions: (i) volatility of 35.72%; (ii) expected term of 5.00 years; (iii) risk free interest rate of 1.53%; and (iv) expected dividend yield of 5.79%. A summary of the activity of stock option awards issued and outstanding under Company plans is as follows for the nine months ended September 30, 2017:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at January 1, 2017	1,211	$20.65	7.14	$5,466
Options granted	462	32.30
Options exercised	(348)	19.22
Options forfeited/canceled/expired	(59)	27.35

Options outstanding at September 30, 2017	1,266	$24.98	7.61	$5,200

Options vested and expected to vest at September 30, 2017	1,186	$24.77	7.53	$5,025

Options exercisable at September 30, 2017	538	$21.96	6.27	$3,352

During the nine months ended September 30, 2017, the Company granted approximately 462,000 options to certain employees which had a weighted-average grant-date fair value of $5.91 per share. For the nine months ended September 30, 2017 and September 30, 2016, the amount of stock-based compensation expense related to stock options was $1.1 million and $0.4 million, respectively. As of September 30, 2017, the Company had $1.9 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 3.1 years.

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

A summary of the activity of restricted stock outstanding is as follows for the nine months ended September 30, 2017:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at January 1, 2017	1,346	$24.37
Granted	927	35.33
Vested	(439)	23.20
Forfeited/canceled	(60)	26.76

Restricted stock outstanding at September 30, 2017	1,774	$30.45

During the nine months ended September 30, 2017, the Company granted approximately 927,000 shares of restricted stock to certain employees and executive officers. Of these awards, 295,000 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2018, 2019 and 2020.

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

For the nine months ended September 30, 2017 and September 30, 2016, the Company recognized $13.8 million and $9.2 million, respectively, of compensation expense related to its restricted stock awards. As of September 30, 2017, the Company had $36.4 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 2.7 years.

Employee Stock Purchase Plan

The Company previously adopted The GEO Group Inc. 2011 Employee Stock Purchase Plan (the “Plan or “ESPP”) which was approved by the Company’s shareholders. The purpose of the Plan, which is qualified under Section 423 of the Internal Revenue Service Code of 1986, as amended, is to encourage stock ownership through payroll deductions by the employees of GEO and designated subsidiaries of GEO in order to increase their identification with the Company’s goals and secure a proprietary interest in the Company’s success. These deductions are used to purchase shares of the Company’s common stock at a 5% discount from the then current market price. The Company has made available up to 750,000, as split adjusted, shares of its common stock, which were registered with the Securities and Exchange Commission on May 4, 2012, as amended on July 18, 2014, for sale to eligible employees under the Plan.

The Plan is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Plan are made on the last day of each month. During the nine months ended September 30, 2017, 13,360 shares of the Company’s common stock were issued in connection with the Plan.

8. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing the net income from continuing operations attributable to The GEO Group, Inc. by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share were calculated for the three and nine months ended September 30, 2017 and 2016 as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income	$38,453	$43,674	$109,761	$99,156
Net loss attributable to noncontrolling interests	36	46	123	123

Net income attributable to The GEO Group, Inc.	38,489	43,720	109,884	99,279

Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	122,251	111,162	119,356	111,015

Per share amount	$0.31	$0.39	$0.92	$0.89

Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	122,251	111,162	119,356	111,015
Dilutive effect of equity incentive plans	636	342	758	410

Weighted average shares assuming dilution	122,887	111,504	120,114	111,425

Per share amount	$0.31	$0.39	$0.91	$0.89

Outstanding share and per-share amounts disclosed for all periods presented have been retroactively adjusted to reflect the effects of the stock split.

Three Months

For the three months ended September 30, 2017, 681,007 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share (“EPS”) because the effect would be anti-dilutive. There were 814,800 common stock equivalents from restricted shares that were anti-dilutive.

For the three months ended September 30, 2016, 921,192 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 357,842 common stock equivalents from restricted shares that were anti-dilutive.

Nine Months

For the nine months ended September 30, 2017, 601,453 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 662,126 common stock equivalents from restricted shares that were anti-dilutive.

For the nine months ended September 30, 2016, 849,915 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 333,782 common stock equivalents from restricted shares that were anti-dilutive.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

Australia - Fulham

The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on its variable rate non-recourse debt (related to its Fulham facility) to 9.7%. The Company had determined the swap’s payment and expiration dates, and call provisions that coincided with the terms of the non-recourse debt, to be an effective cash flow hedge. Accordingly, the Company recorded the change in the fair value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total unrealized gains recorded in other comprehensive income, net of tax, related to this cash flow hedge were not significant for the nine months ended September 30, 2017 and 2016. The associated non-recourse debt was paid off during the nine months ended September 30, 2017 and the interest rate swap is no longer in existence as of September 30, 2017.

Australia - Ravenhall

The Company’s Australian subsidiary has entered into interest rate swap agreements to fix the interest rate on its variable rate non-recourse debt related to a prison project in Ravenhall, a locality near Melbourne, Australia to 3.3% during the design and construction phase and 4.2% during the project’s operating phase. The swaps’ notional amounts coincide with construction draw fixed commitments throughout the project. At September 30, 2017, the swaps had a notional amount of approximately AUD 703 million, or $551 million, based on exchange rates at September 30, 2017, related to the outstanding draws for the design and construction phase and approximately AUD 466 million, or $365 million, based on exchange rates at September 30, 2017 related to future construction draws. At the onset, the Company had determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the non-recourse debt scheduled construction draw commitments and were therefore considered to be effective cash flow hedges. During 2017, certain of the critical terms of the swap agreements no longer coincided with the scheduled construction draw commitments. However, the swaps are still considered to be highly effective and the measurement of any ineffectiveness was not significant during the nine months ended September 30, 2017. Accordingly, the Company records the change in the fair value of the interest rate swaps in accumulated other comprehensive income, net of applicable income taxes. Total unrealized gain recorded in other comprehensive income, net of tax, related to this cash flow hedge was $2.6 million during the nine months ended September 30, 2017. The total fair value of the swap liability as of September 30, 2017 was $15.7 million and is recorded as a component of Other Non-Current liabilities within the accompanying consolidated balance sheet. There was no material ineffectiveness for the periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss).

Additionally, upon completion and commercial acceptance of the prison project, the Department of Justice in the State of Victoria (the “State”) in accordance with the prison contract, will make a lump sum payment of AUD 310 million, or approximately $243 million, based on exchange rates at September 30, 2017, towards a portion of the outstanding principal of the non-recourse debt. The Company’s Australian subsidiary also entered into interest rate cap agreements giving the Company the option to cap the interest rate on its variable non-recourse debt related to the project in the event that the completion of the prison project is delayed which could delay the State’s payment. These instruments do not meet the requirements for hedge accounting, and therefore, changes in fair value of the interest rate caps are recorded in earnings. Total losses related to a decrease in the fair value of the interest rate cap assets were not significant during the nine months ended September 30, 2017 or 2016. The total fair value of the interest rate cap assets was not significant as of September 30, 2017 and December 31, 2016, respectively, and is recorded as a component of other non-current assets within the accompanying consolidated balance sheets.

10. DEBT

Debt outstanding as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Senior Credit Facility:
Term loan	$796,000	$289,500
Unamortized discount on term loan	(3,660)	(375)
Unamortized debt issuance costs on term loan	(7,961)	—
Revolver	245,874	515,000

Total Senior Credit Facility	$1,030,253	$804,125
6.00% Senior Notes:
Notes Due in 2026	350,000	350,000
Unamortized debt issuance costs	(5,447)	(5,770)

Total 6.00% Senior Notes Due in 2026	344,553	344,230
5.875% Senior Notes:
Notes Due in 2024	250,000	250,000
Unamortized debt issuance costs	(3,485)	(3,773)

Total 5.875% Senior Notes Due in 2024	246,515	246,227
5.125% Senior Notes:
Notes Due in 2023	300,000	300,000
Unamortized debt issuance costs	(4,339)	(4,786)

Total 5.125% Senior Notes Due in 2023	295,661	295,214
5.875% Senior Notes
Notes Due in 2022	250,000	250,000
Unamortized debt issuance costs	(3,417)	(3,923)

Total 5.875% Senior Notes Due in 2022	246,583	246,077

Non-Recourse Debt	586,606	490,902
Unamortized debt issuance costs on non-recourse debt	(12,689)	(18,295)
Unamortized discount on non-recourse debt	(299)	(400)

Total Non-Recourse Debt	573,618	472,207
Capital Lease Obligations	7,757	8,693
Other debt	2,787	3,030

Total debt	2,747,727	2,419,803
Current portion of capital lease obligations, long-term debt and non-recourse debt	(260,046)	(238,065)
Capital Lease Obligations, long-term portion	(6,412)	(7,431)
Non-Recourse Debt, long-term portion	(323,387)	(238,842)

Long-Term Debt	$2,157,882	$1,935,465

Amended and Restated Credit Agreement

On March 23, 2017, the Company executed a third amended and restated credit agreement by and among The GEO Group, Inc. and GEO Corrections Holdings, Inc., (“Corrections” and, together with The GEO Group, Inc., the “Borrowers”), the Australian Borrowers named therein, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (the “Credit Agreement”). The Credit Agreement refinances GEO’s prior $291.0 million term loan, reestablishes GEO’s ability to implement at a later date an Australian Dollar Letter of Credit Facility (the “Australian LC Facility”) providing for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars up to AUD275 million, an increase from the prior AUD225 million Australian Dollar letter of credit facility, and certain other modifications to the prior credit agreement. Loan costs of approximately $7.0 million were incurred and capitalized in connection with the transaction.

The Credit Agreement evidences a credit facility (the “Credit Facility”) consisting of an $800 million term loan (the “Term Loan”) bearing interest at LIBOR plus 2.25% (with a LIBOR floor of 0.75%), and a $900 million revolving credit facility (the “Revolver”) initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD275 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars under the Australian LC Facility. As of September 30, 2017, there were no letters of credit issued under the Australian LC Facility. Amounts to be borrowed by GEO under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The Term Loan component is scheduled to mature on March 23, 2024. The revolving credit commitment component is scheduled to mature on May 19, 2021; provided, that if on October 3, 2019 both the maturity dates of all term loans and incremental term loans have not been extended to a date that is 5 1⁄2 years after March 23, 2017 or a later date, and the senior secured leverage ratio exceeds 2.50 to 1.00, then the termination date will be October 3, 2019. The Credit Agreement also has an accordion feature of $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

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

On August 18, 2016, the Company executed a Letter of Offer by and among GEO and HSBC Bank Australia Limited (the “Letter of Offer”) providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of AUD100 million, or $78.3 million, based on exchange rates in effect as of September 30, 2017 (collectively, the “Bank Guarantee Facility”). The Bank Guarantee Facility allows GEO to provide letters of credit to assure performance of certain obligations of its wholly owned subsidiary relating to its prison project in Ravenhall, located near Melbourne, Australia. The Bank Guarantee Facility is unsecured. The issuance of letters of credit under the Bank Guarantee Facility is subject to the satisfaction of the conditions precedent specified in the Letter of Offer. Letters of credit issued under the bank guarantee lines are due on demand and letters of credit issued under the bank guarantee/standby sub-facility cannot have a duration exceeding twelve months. The Bank Guarantee Facility may be terminated by HSBC Bank Australia Limited on 90 days written notice. As of September 30, 2017, there was AUD100 million in letters of credit issued under the Bank Guarantee Facility.

As of September 30, 2017, the Company had approximately $796 million in aggregate borrowings outstanding under the Term Loan, approximately $246 million in borrowings under the Revolver, and approximately $65 million in letters of credit which left approximately $589 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of September 30, 2017 was 3.5%.

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

Non-Recourse Debt

Northwest Detention Center

The remaining balance of the original debt service requirement under the $54.4 million note payable (“2011 Revenue Bonds”) to WEDFA will mature in October 2021 with fixed coupon rates of 5.25%, is $36.7 million, of which $6.7 million is classified as current in the accompanying consolidated balance sheet as of September 30, 2017. The payment of principal and interest on the 2011 Revenue Bonds issued by WEDFA is non-recourse to GEO.

As of September 30, 2017, included in current restricted cash and investments is $8.4 million of funds held in trust for debt service and other reserves with respect to the above mentioned note payable to WEDFA.

Australia - Fulham

At December 31, 2016, the non-recourse obligation of the Company totaled $2.6 million (AUD 3.6 million), based on the exchange rates in effect at December 31, 2016. The term of the non-recourse debt was through 2017 and it bore interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary were matched by a similar or corresponding commitment from the government of the State of Victoria. During the nine months ended September 30, 2017, the remaining balance was paid in full.

Australia - Ravenhall

In connection with a new design and build prison project agreement with the State, the Company entered into a syndicated facility agreement (the “Construction Facility”) with National Australia Bank Limited to provide debt financing for construction of the project. The Construction Facility provides for non-recourse funding up to AUD 791.0 million, or approximately $619.7 million, based on exchange rates as of September 30, 2017. Construction draws are funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility is through October 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. The project is being developed under a public-private partnership financing structure with a capital contribution from the Company, which was made in January 2017, of approximately AUD115 million, or $90.1 million, based on exchange rates as of September 30, 2017. After October 2019, the Construction Facility will be converted to a term loan with payments due quarterly beginning in 2019 through 2041. In accordance with the terms of the Construction Facility, upon completion and commercial acceptance of the prison, in accordance with the prison contract, the State will make a lump sum payment of AUD310 million, or approximately $243 million, based on exchange rates as of September 30, 2017, towards a portion of the outstanding principal. The remaining outstanding principal balance will be repaid over the term of the operating agreement. As of September 30, 2017, approximately $550 million was outstanding under the Construction Facility. The Company also entered into interest rate swap and interest rate cap agreements related to its non-recourse debt in connection with the project. Refer to Note 9 - Derivative Financial Instruments.

Guarantees

Australia

The Company has entered into certain guarantees in connection with the financing and construction performance of a facility in Australia. The obligations amounted to approximately AUD 100.0 million, or $78.3 million, based on exchange rates as of September 30, 2017. These guarantees are secured by outstanding letters of credit under the Company’s Revolver as of September 30, 2017.

At September 30, 2017, the Company also had ten other letters of credit outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $15.9 million.

South Africa

In connection with the creation of South African Custodial Services Pty. Limited (“SACS”), the Company entered into certain guarantees related to the financing, construction and operation of the prison. As of September 30, 2017, the Company guaranteed obligations amounting to 2.4 million South African Rand, or $0.2 million based on exchange rates as of September 30, 2017. In the event SACS is unable to maintain the required funding in a rectification account maintained for the payment of certain costs in the event of contract termination, a previously existing guarantee by the Company for the shortfall will need to be re-instated. The remaining guarantee of 2.4 million South African Rand is secured by outstanding letters of credit under the Company’s Revolver as of September 30, 2017.

In addition to the above, the Company has also agreed to provide a loan, if required, of up to 20 million South African Rand, or $1.5 million based on exchange rates as of September 30, 2017, referred to as the Shareholder’s Loan, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the standby facility, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Shareholder’s Loan expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. SACS’ ability to draw on the Shareholder’s Loan is limited to certain circumstances, including termination of the contract.

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

Canada

In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company as trustee guaranteed certain potential tax obligations of an unrelated trust that owns the faciltiy. The potential estimated exposure of these obligations was Canadian Dollar 1.4 million as of June 30, 2017. During the third quarter of 2017, the Company, with the assistance of Canadian tax counsel, completed an analysis and determined that any future tax exposure would be remote and therefore, the liability was derecognized as of September 30, 2017. The Company maintains the facility but does not currently operate or manage it.

United Kingdom

In connection with the creation of GEOAmey, the Company and its joint venture partner guarantee the availability of working capital in equal proportion to ensure that GEOAmey can comply with current and future contractual commitments related to the performance of its operations. The Company and the 50% joint venture partner have each extended a £12 million line of credit, or $16.1 million, based on exchange rates as of September 30, 2017, of which £2.5 million, or $3.4 million, based on exchange rates as of September 30, 2017, was outstanding as of September 30, 2017 to each joint venture partner. The Company’s maximum exposure relative to the joint venture is its note receivable of approximately $3.4 million, which is included in Other Non-Current Assets in the accompanying consolidated balance sheets, and future financial support necessary to guarantee performance under the contract.

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

On October 22, 2014, nine current and former civil immigration detainees who were detained at the Aurora Immigration Detention Center filed a purported class action lawsuit against the Company in the United States District Court for the District of Colorado (the “Court”). The complaint alleged that the Company was in violation of the Colorado Minimum Wages of Workers Act and the Trafficking Victims Protection Act, and claimed that the Company was unjustly enriched as a result of the level of payment that the detainees received for work performed at the facility, even though the voluntary work program as well as the wage rates and standards associated with the program that are at issue in this case are authorized by the Federal government under guidelines approved by the United States Congress. On July 6, 2015, the Court granted the Company’s motion to dismiss the claim against the Company under the Colorado Minimum Wages of Workers Act but otherwise denied the Company’s motion to dismiss. On February 27, 2017, the Court granted the plaintiffs’ motion for class certification. The Court ordered the parties to file a revised Proposed Stipulated Scheduling and Discovery Order by March 27, 2017 to proceed with the case. On March 13, 2017, GEO filed for permission to appeal this class certification order directly to the 10th Circuit Court of Appeal. On April 11, 2017, the 10th Circuit Court of Appeal granted GEO’s petition to hear the case. As a result, GEO has filed a motion to stay the proceedings in the trial court. Fact discovery in the case has not yet begun. The plaintiffs seek actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the Court may deem proper. The Company intends to take all necessary steps to vigorously defend itself and has consistently refuted the allegations and claims in the lawsuit. The Company has not recorded an accrual relating to this matter at this time, as a loss is not considered probable nor reasonably estimable at this stage of the lawsuit. If the Company had to change the level of compensation under the voluntary work program, or to substitute employee work for voluntary work, this could increase costs of operating these facilities.

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

Other Assessment

A state non-income tax audit completed in 2016 included tax periods for which the state tax authority had a number of years ago processed a substantial tax refund. At the completion of the audit fieldwork, the Company received a notice of audit findings disallowing deductions that were previously claimed by the Company, approved by the state tax authority and served as the basis for the approved refund claim. In early January 2017, the Company received a formal Notice of Assessment of Taxes and Demand for Payment from the taxing authority disallowing the deductions. The total tax, penalty and interest assessed is approximately $19.6 million. The Company has filed an administrative protest and disagrees with the assessment and intends to take all necessary steps to vigorously defend its position. The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of outside counsel in connection with this matter.

Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing capital projects will be approximately $243.9 million of which $82.6 million was spent through the first nine months of 2017. The Company estimates the remaining capital requirements related to these capital projects will be $161.3 million which will be spent through 2018.

Idle Facilities

As of September 30, 2017, the Company is marketing approximately 5,400 vacant beds at five of its idle facilities to potential customers. The carrying values of these idle facilities, which are included in Property and Equipment, Net in the accompanying consolidated balance sheets, totaled $137.3 million as of September 30, 2017, excluding equipment and other assets that can be easily transferred for use at other facilities. There was no indication of impairment related to the Company’s idle facilities at September 30, 2017.

12. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the U.S. Corrections & Detention segment; the GEO Care segment; the International Services segment; and the Facility Construction & Design segment. The Company’s segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues:
U.S. Corrections & Detention	$365,071	$344,452	$1,073,840	$1,024,395
GEO Care	134,610	99,779	377,740	289,722
International Services	45,641	40,416	130,261	116,468
Facility Construction & Design (1)	21,437	69,729	112,602	182,326

Total revenues	$566,759	$554,376	$1,694,443	$1,612,911

Operating income (loss) from segments:
U.S. Corrections & Detention	$77,551	$77,865	$224,838	$220,292
GEO Care	31,293	30,007	94,062	80,558
International Services	3,410	1,866	8,413	4,702
Facility Construction & Design (1)	(278)	196	(1,620)	471

Operating income from segments	$111,976	$109,934	$325,693	$306,023

(1)	In September 2014, the Company began the design and construction of a new prison contract located in Ravenhall, a locality near Melbourne, Australia. During the design and construction phase, the Company recognizes revenue as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to estimated total costs for the design and construction of the facility. Costs incurred and estimated earnings in excess of billings is classified as Contract Receivable in the accompanying consolidated balance sheets and is recorded at the net present value based on the timing of expected future settlement. A portion of the Contract Receivable will be paid by the State upon commercial acceptance of the prison and the remainder will be paid quarterly over the life of the contract. During the nine months ended September 30, 2017, the Company became aware of certain claims by its construction subcontractor for unanticipated additional costs which are in excess of the agreed contract price. The Company has agreed in principle with the subcontractor to pay approximately $1.9 million related to these overruns and has recorded a provision for loss related to these claims during the nine months ended September 30, 2017.

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Total operating income from segments	$111,976	$109,934	$325,693	$306,023
Unallocated amounts:
General and Administrative Expenses	(49,074)	(37,483)	(143,866)	(108,448)
Net Interest Expense	(24,071)	(25,500)	(70,731)	(75,477)
Loss on Extinguishment of Debt	—	—	—	(15,885)

Income before income taxes and equity in earnings of affiliates	$38,831	$46,951	$111,096	$106,213

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

The Company has recorded $1.1 million and $3.4 million in earnings, net of tax, for SACS operations during the three and nine months ended September 30, 2017, and $1.1 million and $2.9 million in earnings, net of tax, for SACS operations during the three and nine months ended September 30, 2016, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of September 30, 2017 and December 31, 2016, the Company’s investment in SACS was $10.4 million and $11.8 million, respectively.

The Company has recorded $0.2 million and $0.8 million in earnings, net of tax, for GEO Amey’s operation during the the three and nine months ended September 30, 2017, and $0.7 million and $2.1 million in earnings, net of tax, during the three and nine months ended September 30, 2016, respectively, in the accompanying consolidated statements of operations. As of September 30, 2017 and December 31, 2016, the Company’s investment in GEOAmey was $2.3 million and $1.3 million, respectively, and represents its share of cumulative reported earnings.

13. BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$28,624	$25,935
Service cost	751	995
Interest cost	921	1,155
Actuarial loss	—	1,031
Benefits paid	(426)	(492)

Projected benefit obligation, end of period	$29,870	$28,624

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	426	492
Benefits paid	(426)	(492)

Plan assets at fair value, end of period	$—	$—

Unfunded Status of the Plan	$(29,870)	$(28,624)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Components of Net Periodic Benefit Cost
Service cost	$250	$249	$751	746
Interest cost	307	289	$921	$866
Net loss	73	53	218	160

Net periodic pension cost	$630	$591	$1,890	$1,772

The long-term portion of the pension liability as of September 30, 2017 and December 31, 2016 was $29.6 million and $28.3 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

14. RECENT ACCOUNTING PRONOUNCEMENTS

The Company implemented the following accounting standards during the nine months ended September 30, 2017:

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-09, “Compensation - Stock Compensation (Topic 718),” as a part of its simplification initiative. The Company adopted this ASU during the nine months ended September 30, 2017. Key areas of the amendments in this standard are (i) all excess tax benefits (deficiencies) from stock plan transactions should be recognized in the income statement as opposed to being recognized in additional paid-in capital; (ii) the tax withholding threshold for triggering liability accounting on a net settlement transaction has been increased from the minimum statutory rate to the maximum statutory rate; and (iii) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The guidance also provides clarification of the presentation of certain components of share-based awards in the statement of cash flows. The Company has elected to continue estimating forfeitures expected to occur in order to determine the amount of compensation cost to be recognized each period and to apply the cash flow classification guidance prospectively. As a result, excess tax benefits are now classified as an operating activity rather than a financing activity and the Company has recorded $1.5 million of excess tax benefits from stock plan transactions as a component of income tax expense in the consolidated statement of operations for the nine months ended September 30, 2017. The Company has excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of its diluted earnings per share for the nine months ended September 30, 2017.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging,” which clarifies that a change in the counter party to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The Company adopted this ASU during the nine months ended September 30, 2017 and elected to apply the amendments in this standard on a prospective basis. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-07, “Investments - Equity Method and Joint Ventures,” as a part of its simplification initiative. The amendments in this standard eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in ASU 2016-07 also require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The Company adopted this ASU during the nine months ended September 30, 2017 and elected to apply the amendments in this standard on a prospective basis. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation - Interest Held through Related Parties that are Under Common Control,” which amends the current consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE, and therefore consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. The Company adopted this ASU during the nine months ended September 30, 2017. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

The following accounting standards will be adopted in future periods:

In August 2017, the FASB issued ASU No. 2017-11 “Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities”. The objective of this guidance is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. Certain of the amendments in this update as they relate to cash flow hedges, eliminate the requirement to separately record hedge ineffectiveness currently in earnings. Instead, the entire change in the fair value of the hedging instrument is recorded in other comprehensive income. Those amounts are reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings. The new standard is effective for the Company beginning January 1, 2019. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2017, the FASB issued ASU No. 2017-10 “Service Concession Arrangements - Determining the Customer of the Operation Services”. The objective of this guidance is to reduce diversity in practice and provide clarification on how an operating entity determines the customer of the operation services for transactions within the scope of Topic 853, Service Concessions Arrangements. The amendments in this update clarify that the grantor is the customer of the operation services in all cases for such arrangements. The new standard is effective for the Company beginning on January 1, 2018. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2017, the FASB issued ASU No. 2017-09 “Compensation - Stock Compensation”. The objective of this guidance is to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying modification accounting for changes in the terms or conditions of share-based payment awards. An entity should account for the effects of a modification unless all of the following factors are met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the award is modified; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The new standard will be effective for all entities for fiscal years beginning after December 15, 2017 with early adoption permitted for public companies for reporting periods for which financial statements have not yet been issued. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory,” as a part of its simplification initiative. The amendments in this standard require entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Under prior generally accepted accounting principles, the recognition of current and deferred income taxes for an intra-entity asset transfer was prohibited until the asset has been sold to an outside party. The new standard will be effective for public companies for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods with early adoption permitted under certain circumstances. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the adoption period. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In May 2014, the FASB issued a new standard related to revenue recognition (ASU 2014-09, “Revenue from Contracts with Customers”.) Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective transition method). The new standard is effective for the Company beginning on January 1, 2018. The Company is currently in the final stages of evaluating whether these standards would have a material impact on the Company’s financial position, results of operations or cash flows. However, upon its preliminary assessment, the Company believes that the timing of revenue recognition could potentially be affected as it relates to certain variable consideration arrangements with certain of its customers and also certain identified performance obligations related to construction activities. Additionally, certain reclassifications may be necessary with respect to payments made to certain of its customers. However, at this time, the Company does not believe that any such potential adjustments or however, that election, as well as its analysis of any impacts related to variable consideration arrangements, construction performance obligations and payments made to customers, may change once the Company’s final assessment is completed during the fourth quarter of 2017. The Company has determined that it will use the modified retrospective transition method to implement this standard.

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of September 30, 2017, the Company’s 6.00% Senior Notes, 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 were fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”). The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended September 30, 2017
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$171,553	$464,140	$69,698	$(138,632)	$566,759
Operating expenses	139,165	364,834	57,767	(138,632)	423,134
Depreciation and amortization	6,104	24,623	922	—	31,649
General and administrative expenses	14,699	28,066	6,309	—	49,074

Operating income	11,585	46,617	4,700	—	62,902
Interest income	2,688	1,629	14,871	(4,540)	14,648
Interest expense	(18,148)	(13,093)	(12,018)	4,540	(38,719)

Income (loss) before income taxes and equity in earnings of affiliates	(3,875)	35,153	7,553	—	38,831
Income tax provision	147	811	762	—	1,720
Equity in earnings of affiliates, net of income tax provision	—	—	1,342	—	1,342

Income (loss) before equity in income of consolidated subsidiaries	(4,022)	34,342	8,133	—	38,453
Income from consolidated subsidiaries, net of income tax provision	42,475	—	—	(42,475)	—

Net income	38,453	34,342	8,133	(42,475)	38,453
Net loss attributable to noncontrolling interests	—	—	36	—	36

Net income attributable to The GEO Group, Inc.	$38,453	$34,342	$8,169	$(42,475)	$38,489

Net income	$38,453	$34,342	$8,133	$(42,475)	$38,453
Other comprehensive income, net of tax	—	64	1,561	—	1,625

Total comprehensive income	$38,453	$34,406	$9,694	$(42,475)	$40,078
Comprehensive loss attributable to noncontrolling interests	—	—	34	—	34

Comprehensive income attributable to The GEO Group, Inc.	$38,453	$34,406	$9,728	$(42,475)	$40,112

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended September 30, 2016
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$173,920	$410,329	$112,708	$(142,581)	$554,376
Operating expenses	144,748	314,009	99,483	(142,581)	415,659
Depreciation and amortization	6,339	21,502	942	—	28,783
General and administrative expenses	11,727	18,180	7,576	—	37,483

Operating income	11,106	56,638	4,707	—	72,451
Interest income	4,765	422	8,029	(5,288)	7,928
Interest expense	(16,324)	(13,525)	(8,867)	5,288	(33,428)

Income (loss) before income taxes and equity in earnings of affiliates	(453)	43,535	3,869	—	46,951
Income tax provision (benefit)	(9)	4,032	947	—	4,970
Equity in earnings of affiliates, net of income tax provision	—	—	1,693	—	1,693

Income (loss) before equity in income of consolidated subsidiaries	(444)	39,503	4,615	—	43,674
Income from consolidated subsidiaries, net of income tax provision	44,118	—	—	(44,118)	—

Net income	43,674	39,503	4,615	(44,118)	43,674
Net loss attributable to noncontrolling interests	—	—	46	—	46

Net income attributable to The GEO Group, Inc.	$43,674	$39,503	$4,661	$(44,118)	$43,720

Net income	$43,674	$39,503	$4,615	$(44,118)	$43,674
Other comprehensive income, net of tax	—	33	450	—	483

Total comprehensive income	$43,674	$39,536	$5,065	$(44,118)	$44,157
Comprehensive loss attributable to noncontrolling interests	—	—	36	—	36

Comprehensive income attributable to The GEO Group, Inc.	$43,674	$39,536	$5,101	$(44,118)	$44,193

	For the Nine Months Ended September 30, 2017
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$520,986	$1,342,620	$250,618	$(419,781)	$1,694,443
Operating expenses	406,576	1,076,232	213,259	(419,781)	1,276,286
Depreciation and amortization	18,319	71,404	2,741	—	92,464
General and administrative expenses	43,939	78,479	21,448	—	143,866

Operating income	52,152	116,505	13,170	—	181,827
Interest income	12,793	2,858	39,175	(15,855)	38,971
Interest expense	(51,391)	(41,353)	(32,813)	15,855	(109,702)
Income before income taxes and equity in earnings of affiliates	13,554	78,010	19,532	—	111,096
Income tax provision	441	3,058	2,091	—	5,590
Equity in earnings of affiliates, net of income tax provision	—	—	4,255	—	4,255

Income before equity in income of consolidated subsidiaries	13,113	74,952	21,696	—	109,761
Income from consolidated subsidiaries, net of income tax provision	96,648	—	—	(96,648)	—

Net income	109,761	74,952	21,696	(96,648)	109,761
Net loss attributable to noncontrolling interests	—	—	123	—	123

Net income attributable to The GEO Group, Inc.	$109,761	$74,952	$21,819	$(96,648)	$109,884

Net income	$109,761	$74,952	$21,696	$(96,648)	$109,761
Other comprehensive income, net of tax	—	175	4,586	—	4,761

Total comprehensive income	$109,761	$75,127	$26,282	$(96,648)	$114,522
Comprehensive loss attributable to noncontrolling interests	—	—	119	—	119

Comprehensive income attributable to The GEO Group, Inc.	$109,761	$75,127	$26,401	$(96,648)	$114,641

	For the Nine Months Ended September 30, 2016
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$515,971	$1,215,469	$306,484	$(425,013)	$1,612,911
Operating expenses	418,261	957,704	270,050	(425,013)	1,221,002
Depreciation and amortization	18,866	64,159	2,861	—	85,886
General and administrative expenses	34,548	53,396	20,504	—	108,448

Operating income	44,296	140,210	13,069	—	197,575
Interest income	15,646	1,440	18,699	(17,398)	18,387
Interest expense	(49,031)	(41,401)	(20,830)	17,398	(93,864)

Loss on early extinguishment of debt	(15,885)	—	—	—	(15,885)

Income (loss) before income taxes and equity in earnings of affiliates	(4,974)	100,249	10,938	—	106,213
Income tax provision (benefit)	(101)	9,323	2,778	—	12,000
Equity in earnings of affiliates, net of income tax provision	—	—	4,943	—	4,943

Income (loss) before equity in income of consolidated subsidiaries	(4,873)	90,926	13,103	—	99,156

Income from consolidated subsidiaries, net of income tax provision	104,029	—	—	(104,029)	—

Net income	99,156	90,926	13,103	(104,029)	99,156
Net loss attributable to noncontrolling interests	—	—	123	—	123
Net income attributable to The GEO Group, Inc.	$99,156	$90,926	$13,226	$(104,029)	$99,279

Net income	$99,156	$90,926	$13,103	$(104,029)	$99,156
Other comprehensive income (loss), net of tax	—	98	(3,081)	—	(2,983)

Total comprehensive income	99,156	91,024	10,022	(104,029)	96,173
Comprehensive loss attributable to noncontrolling interests	—	—	104	—	104

Comprehensive income attributable to The GEO Group, Inc.	$99,156	$91,024	$10,126	$(104,029)	$96,277

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

	As of September 30, 2017
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$6,191	$13,853	$31,482	$—	$51,526
Restricted cash and investments	—	—	12,452	—	12,452
Accounts receivable, less allowance for doubtful accounts	129,730	241,031	16,137	—	386,898
Contract receivable, current portion	—	—	243,531	—	243,531
Prepaid expenses and other current assets	2,921	28,033	5,119	—	36,073

Total current assets	138,842	282,917	308,721	—	730,480

Restricted Cash and Investments	—	24,387	6,645	—	31,032
Property and Equipment, Net	751,374	1,213,614	90,994	—	2,055,982
Non-Current Contract Receivable	—	—	405,780	—	405,780
Intercompany Receivable	1,128,469	104,226	24,654	(1,257,349)	—
Non-Current Deferred Income Tax Assets	763	19,254	11,814	—	31,831
Goodwill	79	781,444	449	—	781,972
Intangible Assets, Net	—	261,053	737	—	261,790
Investment in Subsidiaries	1,332,393	456,075	2,191	(1,790,659)	—
Other Non-Current Assets	12,714	118,579	18,708	(79,527)	70,474

Total Assets	$3,364,634	$3,261,549	$870,693	$(3,127,535)	$4,369,341

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$8,573	$66,848	$16,196	$—	$91,617
Accrued payroll and related taxes	—	30,190	18,590	—	48,780
Accrued expenses and other current liabilities	48,090	106,056	20,175	—	174,321
Current portion of capital lease obligations, long-term debt and non-recourse debt	8,000	1,815	250,231	—	260,046

Total current liabilities	64,663	204,909	305,192	—	574,764

Intercompany Payable	14,535	1,211,260	31,554	(1,257,349)	—
Other Non-Current Liabilities	4,120	151,405	16,806	(79,527)	92,804
Capital Lease Obligations	—	6,412	—	—	6,412
Long-Term Debt	2,067,008	—	90,874	—	2,157,882
Non-Recourse Debt	—	—	323,387	—	323,387
Commitments & Contingencies and Other
Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,214,308	1,687,563	103,098	(1,790,659)	1,214,310
Noncontrolling Interests	—	—	(218)	—	(218)

Total Shareholders’ Equity	1,214,308	1,687,563	102,880	(1,790,659)	1,214,092

Total Liabilities and Shareholders’ Equity	$3,364,634	$3,261,549	$870,693	$(3,127,535)	$4,369,341

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

	As of December 31, 2016
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$45,566	$842	$21,630	$—	$68,038
Restricted cash and investments	—	—	17,133	—	17,133
Accounts receivable, less allowance for doubtful accounts	139,571	200,239	16,445	—	356,255
Contract receivable, current portion	—	—	224,033	—	224,033
Prepaid expenses and other current assets	677	24,096	7,437	—	32,210

Total current assets	185,814	225,177	286,678	—	697,669

Restricted Cash and Investments	170	19,742	936	—	20,848
Property and Equipment, Net	735,104	1,078,220	83,917	—	1,897,241
Non-Current Contract Receivable	—	—	219,783		219,783
Intercompany Receivable	918,527	141,987	27,290	(1,087,804)	—
Non-Current Deferred Income Tax Assets	764	17,918	11,357	—	30,039
Goodwill	79	614,941	413	—	615,433
Intangible Assets, Net	—	203,138	746	—	203,884
Investment in Subsidiaries	1,238,772	453,635	2,190	(1,694,597)	—
Other Non-Current Assets	15,011	108,434	20,933	(79,866)	64,512

Total Assets	$3,094,241	$2,863,192	$654,243	$(2,862,267)	$3,749,409

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$8,402	$50,200	$21,035	$—	$79,637
Accrued payroll and related taxes	—	41,230	14,030	—	55,260
Accrued expenses and other current liabilities	36,792	83,906	10,398	—	131,096
Current portion of capital lease obligations, long-term debt and non-recourse debt	3,000	1,700	233,365	—	238,065

Total current liabilities	48,194	177,036	278,828	—	504,058

Intercompany Payable	133,039	920,825	33,940	(1,087,804)	—
Other Non-Current Liabilities	2,487	144,383	21,652	(79,866)	88,656
Capital Lease Obligations	—	7,431	—	—	7,431
Long-Term Debt	1,935,465	—	—	—	1,935,465
Non-Recourse Debt	—	—	238,842	—	238,842
Commitments & Contingencies and Other
Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	975,056	1,613,517	81,080	(1,694,597)	975,056
Noncontrolling Interests	—	—	(99)	—	(99)

Total Shareholders’ Equity	975,056	1,613,517	80,981	(1,694,597)	974,957

Total Liabilities and Shareholders’ Equity	$3,094,241	$2,863,192	$654,243	$(2,862,267)	$3,749,409

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30, 2017
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:

Net cash provided by (used in) operating activities	$15,473	$79,088	$(36,733)	$57,828

Cash Flow from Investing Activities:
Acquisition of CEC, net of cash acquired	(353,555)	—	—	(353,555)
Proceeds from sale of property and equipment	845	—	11	856
Insurance proceeds-damaged property	86	—	—	86
Change in restricted cash and investments	—	(4,645)	(175)	(4,820)
Capital expenditures	(34,679)	(61,432)	(8,019)	(104,130)

Net cash used in investing activities	(387,303)	(66,077)	(8,183)	(461,563)

Cash Flow from Financing Activities:
Proceeds from long-term debt	1,324,865	—	—	1,324,865
Payments on long-term debt	(1,093,088)	—	—	(1,093,088)
Payments on non-recourse debt	—	—	(68,887)	(68,887)
Proceeds from non-recourse debt	—	—	123,785	123,785
Taxes paid related to net share settlements of equity awards	(4,122)	—	—	(4,122)
Proceeds from issuance of common stock in connection with ESPP	—	—	382	382
Proceeds from issuance of common stock under prospectus supplement	275,867	—	—	275,867
Debt issuance costs	(8,701)	—	(769)	(9,470)
Proceeds from stock options exercised	6,786	—	—	6,786
Dividends paid	(169,152)		—	(169,152)

Net cash provided by financing activities	332,455	—	54,511	386,966

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	257	257

Net (Decrease) Increase in Cash and Cash Equivalents	(39,375)	13,011	9,852	(16,512)
Cash and Cash Equivalents, beginning of period	45,566	842	21,630	68,038

Cash and Cash Equivalents, end of period	$6,191	$13,853	$31,482	$51,526

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30, 2016
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:

Net cash (used in) provided by operating activities	$99,124	$57,187	$(168,069)	$(11,758)

Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	68	—	—	68
Insurance proceeds - damaged property	4,733	—	—	4,733
Change in restricted cash and investments	(24)	(2,635)	(95,057)	(97,716)
Capital expenditures	(9,879)	(54,552)	(3,584)	(68,015)

Net cash used in investing activities	(5,102)	(57,187)	(98,641)	(160,930)

Cash Flow from Financing Activities:
Taxes paid related to net share settlements of equity awards	(2,336)	—	—	(2,336)
Proceeds from long-term debt	813,077	—	—	813,077
Payments on long-term debt	(775,256)		—	(775,256)
Payments on non-recourse debt	—	—	(1,878)	(1,878)
Proceeds from non-recourse debt	—	—	273,087	273,087
Proceeds from issuance of common stock in connection with ESPP	—	—	338	338
Debt issuance costs	(16,980)	—	(3,510)	(20,490)
Tax deficiency related to equity compensation	(844)	—	—	(844)
Proceeds from stock options exercised	2,367	—	—	2,367
Dividends paid	(145,991)	—	—	(145,991)

Net cash (used in) provided by financing activities	(125,963)	—	268,037	142,074

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	1,099	1,099

Net Decrease in Cash and Cash Equivalents	(31,941)	—	2,426	(29,515)
Cash and Cash Equivalents, beginning of period	37,077	—	22,561	59,638

Cash and Cash Equivalents, end of period	$5,136	$—	$24,987	$30,123

16. SUBSEQUENT EVENTS

Dividend

On October 12, 2017, the Board of Directors declared a quarterly cash dividend of $0.47 per share of common stock which was paid on October 30, 2017 to shareholders of record as of the close of business on October 23, 2017.

Automatic Shelf Registration on Form S-3

On October 20, 2017, the Company filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission. The shelf registration statement is automatically effective and is valid for three years. Pursuant to the shelf registration statement, the Company may offer common stock, preferred stock, debt securities, guarantees of debt securities, warrants and units from time to time in amounts, at prices and on terms that will be determined at the time of any such offering.

Asset Sale

On November 1, 2017, the Company signed and closed on an Asset Purchase Agreement (the “Agreement”) with an unrelated entity for the sale of substantially all of the assets of one of the acquired CEC entities for approximately $5 million. The operations of this entity were not significant to the Company.

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

We are a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of correctional, detention and reentry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa, and the United Kingdom. We own, lease and operate a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, and community-based reentry facilities and we offer an expanded delivery of offender rehabilitation services under our ‘GEO Continuum of Care’ platform. We offer counseling, education and/or treatment to inmates with alcohol and drug abuse problems at most of the domestic facilities we manage. We are also a provider of innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants.

At September 30, 2017, after our acquisition of CEC, our worldwide operations include the management and/or ownership of approximately 96,000 beds at 140 correctional, detention and reentry facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 185,000 offenders and pre-trial defendants, including approximately 100,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

For the nine months ended September 30, 2017 and September 30, 2016, we had consolidated revenues of $1,694.4 million and $1,612.9 million, respectively. We maintained an average company wide facility occupancy rate of 91.0% including 87,823 active beds and excluding 8,272 idle beds (including those being marketed to potential customers) and beds under development for the nine months ended September 30, 2017, and 92.8% including 82,531 active beds and excluding 4,838 idle beds (including those being marketed to potential customers) and beds under development for the nine months ended September 30, 2016.

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

During the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively, we declared and paid the following regular cash distributions to our shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Aggregate Payment Amount (in millions)
February 3, 2016	February 16, 2016	February 26, 2016	$0.43	$48.5
April 20, 2016	May 2, 2016	May 12, 2016	$0.43	$48.7
July 20, 2016	August 1, 2016	August 12, 2016	$0.43	$48.7
October 18, 2016	October 31, 2016	November 10, 2016	$0.43	$48.8
February 6, 2017	February 17, 2017	February 27, 2017	$0.47	$52.5
April 25, 2017	May 9, 2017	May 19, 2017	$0.47	$58.4
July 10, 2017	July 21, 2017	July 28, 2017	$0.47	$58.3

On October 12, 2017, the Board declared a quarterly cash dividend of $0.47 per share of common stock which was paid on October 30, 2017 to shareholders of record as of the close of business on October 23, 2017.

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 27, 2017, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the fiscal year ended December 31, 2016.

Fiscal 2017 Developments

Stock Split

In March 2017, our Board declared a 3-for-2 stock split of our common stock. The stock split was effective on April 24, 2017 with respect to shareholders of record on April 10, 2017. Outstanding share and per-share amounts disclosed for all periods presented have been retroactively adjusted to reflect the effects of the stock split. On April 24, 2017, the Company amended its articles of incorporation to increase the number of authorized shares of common stock to take into effect the stock split.

Offering of Common Stock

On March 7, 2017, we entered into an underwriting agreement related to the issuance and sale of 9,000,000 shares of our common stock, par value $.01 per share. The offering price to the public was $27.80 per share and the underwriters agreed to purchase the shares from us pursuant to the underwriting agreement at a price of $26.70 per share. In addition, under the terms of the underwriting agreement, we granted the underwriters an option, exercisable for thirty days, to purchase up to an additional 1,350,000 shares of common stock. On March 8, 2017, the underwriters exercised in full their option to purchase the additional 1,350,000 shares of common stock. On March 13, 2017, we completed the sale of 10,350,000 shares of common stock pursuant to our underwritten public offering. We received gross proceeds (before underwriting discounts and estimated offering expenses) of approximately $288.1 million from the offering, including approximately $37.6 million in connection with the sale of the additional shares. The 10,350,000 shares of common stock were issued under our previously effective shelf registration filed with the Securities and Exchange Commission. The net proceeds of this offering were used to repay amounts outstanding under our revolver portion of our senior credit facility and for general corporate purposes. The number of shares and per-share amounts herein have been adjusted to reflect the effects of the stock split.

Community Education Centers Acquisition

On April 5, 2017, we closed on our previously announced acquisition of Community Education Centers (“CEC”), a leading private provider of rehabilitation services for offenders in reentry and in-prison treatment facilities as well as management services for county, state and federal correctional and detention facilities. We acquired CEC for $360 million in an all cash transaction, excluding transaction related expenses. CEC’s operations encompass over 12,000 beds nationwide. Refer to Note 2 -Business Combinations in the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contract Awards

On April 13, 2017, we announced that we have been awarded a contract by U.S. Immigration and Customs Enforcement (“ICE”) for the development and operation of a new company-owned 1,000-bed detention facility to be located in Conroe, Texas. We expect to design, finance, build and operate the facility under a ten-year contract with ICE, inclusive of renewal option periods. The facility is scheduled for completion in the fourth quarter of 2018 and is expected to generate approximately $44 million in annual revenues and returns on investment consistent with our company-owned facilities.

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

Idle Facilities

As of September 30, 2017, we are marketing approximately 5,400 vacant beds at five of our idle facilities to potential customers. The carrying values of these idle facilities totaled approximately $137.3 million as of September 30, 2017, excluding equipment and other assets that can be easily transferred for use at other facilities.

Asset Purchase

On March 6, 2017, we acquired the 688-bed Maverick County Detention Center in Texas for approximately $15 million. The center, which is currently idle, was originally built by Maverick County and previously provided services for the U.S. Marshals Service.

Automatic Shelf Registration on Form S-3

On October 20, 2017, we filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission. The shelf registration statement is automatically effective and is valid for three years. Pursuant to the shelf registration statement, we may offer common stock, preferred stock, debt securities, guarantees of debt securities, warrants and units from time to time in amounts, at prices and on terms that will be determined at the time of any such offering.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2017, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of Third Quarter 2017 and Third Quarter 2016

Revenues

	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$365,071	64.4%	$344,452	62.1%	$20,619	6.0%
GEO Care	134,610	23.8%	99,779	18.0%	34,831	34.9%
International Services	45,641	8.1%	40,416	7.3%	5,225	12.9%
Facility Construction & Design	21,437	3.8%	69,729	12.6%	(48,292)	(69.3)%

Total	$566,759	100.0%	$554,376	100.0%	$12,383	2.2%

U.S. Corrections & Detention

Revenues increased in Third Quarter 2017 compared to Third Quarter 2016 primarily due to aggregate increases of $25.1 million as a result of our acquisition of CEC on April 5, 2017 as well as the activation and intake of detainees related to our new contract at our company-owned Folkston ICE Processing Center in January 2017. Refer to Note 2- Business Combinations of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion on our acquisition of CEC. These increases were partially offset by net decreases of $4.5 million at certain of our facilities due to aggregate net decreases in population, transportation services and/or rates.

The number of compensated mandays in U.S. Corrections & Detention facilities was approximately 5.7 million in Third Quarter 2017 and 5.6 million in Third Quarter 2016. We experienced an aggregate net increase of approximately 103,000 mandays as a result of our acquisition of CEC and contract activation discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Corrections & Detention facilities was 93.0% and 94.0% of capacity in the Third Quarter 2017 and Third Quarter 2016, respectively, excluding idle facilities.

GEO Care

Revenues increased in Third Quarter 2017 compared to Third Quarter 2016 primarily due to aggregate increases of $36.9 million from our acquisition of CEC on April 5, 2017. We also experienced increases of $2.3 million primarily due to increases in average client and participant counts under our ISAP and electronic monitoring services. These increases were partially offset by $4.4 million related to net decreases in census levels at certain of our community-based and reentry centers as well as contract terminations.

International Services

Revenues for International Services in Third Quarter 2017 compared to Third Quarter 2016 increased by $5.2 million We experienced a net increase of $5.0 million primarily attributable to the expansion of our Fulham facility and net population increases at our Australian subsidiary. Additionally, we had an increase due to foreign exchange rate fluctuations of $0.2 million resulting from the weakening of the U.S. dollar against certain international currencies.

Facility Construction & Design

Revenues for our Facility Construction & Design services relate to the commencement of design and construction activity for our Ravenhall Prison Contract executed in September 2014 with the Department of Justice in the State of Victoria, Australia. The decrease is due to decreased construction activity during 2017 as the project gets closer to completion. Our margin on this construction activity is not significant.

Operating Expenses

	2017	% of Segment Revenues	2016	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$268,718	73.6%	$248,024	72.0%	$20,694	8.3%
GEO Care	90,949	67.6%	60,051	60.2%	30,898	51.5%
International Services	41,752	91.5%	38,051	94.1%	3,701	9.7%
Facility Construction & Design	21,715	101.3%	69,533	99.7%	(47,818)	(68.8)%

Total	$423,134	74.7%	$415,659	75.0%	$7,475	1.8%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and community-based facilities.

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention reflects an increase of $20.2 million resulting from our acquisition of CEC on April 5, 2017 as well as the activation and intake of detainees related to our new contract at our company-owned Folkston ICE Processing Center in January 2017. We also had aggregate net increases in operating expenses of $0.4 million at certain of our facilities primarily due to net increases in population, transportation services and the variable costs associated with those increases. Operating expenses as a percentage of revenues have increased during Third Quarter 2017 which is primarily related to our acquisition of CEC. As we continue to integrate CEC into our operations, we expect to realize cost savings and other synergies in line with our other domestic correctional facilities.

GEO Care

Operating expenses for GEO Care increased by $30.9 million during Third Quarter 2017 from Third Quarter 2016 primarily due to $29.3 million from our acquisition of CEC on April 5, 2017. We also experienced net increases of $1.6 million primarily due to increases in average client and participant counts under our ISAP and electronic monitoring services and program growth at our community-based and reentry centers. Operating expenses as a percentage of revenues have increased during Third Quarter 2017 which is primarily related to our acquisition of CEC. As we continue to integrate CEC into our operations, we expect to realize cost savings and other synergies in line with our other community-based and reentry centers.

International Services

Operating expenses for International Services in Third Quarter 2017 compared to Third Quarter 2016 increased by $3.7 million. We experienced a net increase of $2.5 million primarily attributable to the expansion of our Fulham facility and net population increases at our Australian subsidiary. Additionally, we had an increase due to foreign exchange rate fluctuations of $1.2 million resulting from the weakening of the U.S. dollar against certain international currencies. Operating expenses have decreased as a percentage of revenue primarily due to certain nonrecurring labor related issues at our South African subsidiary in Third Quarter 2016.

Facility Construction & Design

Operating expenses for our Facility Construction & Design services relate to the commencement of design and construction activity for our Ravenhall Prison Contract executed in September 2014 with the Department of Justice in the State of Victoria, Australia. The decrease is due to decreased construction activity during 2017 as the project gets closer to completion.

Depreciation and Amortization

	2017	% of Segment Revenue	2016	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$18,802	5.2%	$18,563	5.4%	$239	1.3%
GEO Care	12,368	9.2%	9,721	9.7%	2,647	27.2%
International Services	479	1.0%	499	1.2%	(20)	(4.0)%

Total	$31,649	5.6%	$28,783	5.2%	$2,866	10.0%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense increased slightly in Third Quarter 2017 compared to Third Quarter 2016 primarily due to renovations made at several of our facilities as well as our acquisition of CEC on April 5, 2017.

GEO Care

GEO Care depreciation and amortization expense increased in Third Quarter 2017 compared to Third Quarter 2016 primarily due to new facilities and intangible assets acquired in our acquisition of CEC on April 5, 2017.

International Services

Depreciation and amortization expense remained relatively consistent in Third Quarter 2017 compared to Third Quarter 2016 as a result of certain assets becoming fully depreciated and there were no significant additions or renovations during 2016 or 2017 at our international subsidiaries.

Other Unallocated Operating Expenses

	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$49,074	8.7%	$37,483	6.8%	$11,591	30.9%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. The increase in general and administrative expenses in Third Quarter 2017 compared to Third Quarter 2016 was primarily attributable to (i) merger and acquisition expenses (which include certain transition expenses) of $5.0 million related to our acquisition of CEC; (ii) higher non-cash stock-based compensation expense of $1.7 million compared to the prior year and (iii) increases related to normal personnel and compensation adjustments, professional, consulting, business development and other administrative fees in the aggregate of $4.9 million.

Non Operating Expenses

Interest Income and Interest Expense

	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$14,648	2.6%	$7,928	1.4%	$6,720	84.8%
Interest Expense	$38,719	6.8%	$33,428	6.0%	$5,291	15.8%

Interest income increased in the Third Quarter 2017 compared to Third Quarter 2016 primarily due to interest income earned on our contract receivable related to our prison project in Ravenhall, Australia. Refer to Note 12 - Business Segments and Geographic Information of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest expense increased in Third Quarter 2017 compared to Third Quarter 2016 primarily due to additional interest incurred on higher debt balances resulting from our acquisition of CEC on April 5, 2017. Also contributing to the increase was the construction loan interest related to our prison project in Ravenhall, Australia due to a higher loan balance compared to the prior period. These increases were partially offset by a reduction of debt as a result of the proceeds used from our common stock offering. Refer to Note 10 - Debt and Note 6 - Shareholders’ Equity of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Provision

	2017	Effective Rate	2016	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$1,720	4.4%	$4,970	10.6%	$(3,250)	(65.4)%

The provision for income taxes during Third Quarter 2017 decreased compared to Third Quarter 2016 along with the effective tax rate. The decrease is primarily due to a change in the composition of income which reduced the income of our taxable subsidiaries and favorable non-recurring items which lowered the effective rate in the quarter. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. Our wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be in the range of approximately 6% to 8% exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$1,342	0.2%	$1,693	0.3%	$(351)	(20.7)%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates during Third Quarter 2017 compared to Third Quarter 2016 decreased due to nonrecurring favorable contract adjustments received in Third Quarter 2016 by GEOAmey.

Comparison of Nine Months 2017 and Nine Months 2016

Revenues

	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$1,073,840	63.4%	$1,024,395	63.5%	$49,445	4.8%
GEO Care	377,740	22.3%	289,722	18.0%	88,018	30.4%
International Services	130,261	7.7%	116,468	7.2%	13,793	11.8%
Facility Construction & Design	112,602	6.6%	182,326	11.3%	(69,724)	(38.2)%

Total	$1,694,443	100.0%	$1,612,911	100.0%	$81,532	5.1%

U.S. Corrections & Detention

Revenues increased in Nine Months 2017 compared to Nine Months 2016 primarily due to aggregate increases of $54.4 million as a result of our acquisition of CEC on April 5, 2017 as well as the activation and intake of detainees related to our new contract at our company-owned Folkston ICE Processing Center in January 2017. These increases were partially offset by net decreases of $5.0 million at certain of our facilities due to aggregate net decreases in population, transportation services and/or rates.

The number of compensated mandays in U.S. Corrections & Detention facilities was approximately 16.6 million in Nine Months 2017 and 16.5 million in Nine Months 2016. We experienced an aggregate net increase of approximately 130,000 mandays as a result of our acquisition of CEC and contract activation discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Corrections & Detention facilities was 93.3% and 93.2% of capacity in Nine Months 2017 and Nine Months 2016, respectively, excluding idle facilities.

GEO Care

Revenues increased in Nine Months 2017 compared to Nine Months 2016 primarily due to aggregate increases of $73.2 million from our acquisition of CEC on April 5, 2017. We also experienced increases of $19.9 million primarily due to increases in average client and participant counts under our ISAP and electronic monitoring services. These increases were partially offset by $5.1 million related to net decreases in census levels at certain of our community-based and reentry centers as well as terminated contracts.

International Services

Revenues for International Services in Nine Months 2017 compared to Nine Months 2016 increased by $13.8 million We experienced a net increase of $10.8 million primarily attributable to the expansion of our Fulham facility and net population increases at our Australian subsidiary. Additionally, we had an increase due to foreign exchange rate fluctuations of $3.0 million resulting from the weakening of the U.S. dollar against certain international currencies.

Facility Construction & Design

Revenues for our Facility Construction & Design services relate to the commencement of design and construction activity for our Ravenhall Prison Contract executed in September 2014 with the Department of Justice in the State of Victoria, Australia. The decrease is due to decreased construction activity during 2017 as the project gets closer to completion. Our margin on this construction activity is not significant.

Operating Expenses

	2017	% of Segment Revenues	2016	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$792,727	73.8%	$748,383	73.1%	$44,344	5.9%
GEO Care	248,934	65.9%	180,529	62.3%	68,405	37.9%
International Services	120,403	92.4%	110,235	94.6%	10,168	9.2%
Facility Construction & Design	114,222	101.4%	181,855	99.7%	(67,633)	(37.2)%

Total	$1,276,286	75.3%	$1,221,002	75.7%	$55,284	4.5%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and community-based facilities.

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention reflects an increase of $45.6 million resulting from our acquisition of CEC on April 5, 2017 as well as the activation and intake of detainees related to our new contract at our company-owned Folkston ICE Processing Center in January 2017. These increases were partially offset by aggregate decreases in operating expenses of $1.3 million at certain of our facilities primarily due to net decreases in population, transportation services and the variable costs associated with those decreases.

GEO Care

Operating expenses for GEO Care increased by $68.4 million during Nine Months 2017 from Nine Months 2016 primarily due to $57.0 million from our acquisition of CEC on April 5, 2017. We also experienced increases of $11.4 million primarily due to increases in average client and participant counts under our ISAP and electronic monitoring services and program growth at our community-based and reentry centers. Operating expenses as a percentage of revenues have increased during Nine Months 2017 which is primarily related to our acquisition of CEC. As we continue to integrate CEC into our operations, we expect to realize cost savings and other synergies in line with our other community-based and reentry centers.

International Services

Operating expenses for International Services in Nine Months 2017 compared to Nine Months 2016 increased by $10.2 million. We experienced a net increase of $5.6 million primarily attributable to the expansion of our Fulham facility and net population increases at our Australian subsidiary. Additionally, we had an increase due to foreign exchange rate fluctuations of $4.6 million resulting from the weakening of the U.S. dollar against certain international currencies. Operating expenses have decreased as a percentage of revenue primarily due to certain nonrecurring labor related issues at our South African subsidiary in Nine Months 2016.

Facility Construction & Design

Operating expenses for our Facility Construction & Design services relate to the commencement of design and construction activity for our Ravenhall Prison Contract executed in September 2014 with the Department of Justice in the State of Victoria, Australia. The decrease is due to decreased construction activity during 2017 as the project nears completion.

Depreciation and Amortization

	2017	% of Segment Revenue	2016	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$56,275	5.2%	$55,720	5.4%	$555	1.0%
GEO Care	34,744	9.2%	28,635	9.9%	6,109	21.3%
International Services	1,445	1.1%	1,531	1.3%	(86)	(5.6)%

Total	$92,464	5.5%	$85,886	5.3%	$6,578	7.7%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense increased slightly in Nine Months 2017 compared to Nine Months 2016 primarily due to renovations made at several of our facilities as well as our acquisition of CEC on April 5, 2017.

GEO Care

GEO Care depreciation and amortization expense increased in Nine Months 2017 compared to Nine Months 2016 primarily due to new facilities and intangible assets acquired in our acquisition of CEC on April 5, 2017.

International Services

Depreciation and amortization expense decreased slightly in Nine Months 2017 compared to Nine Months 2016 as a result of certain assets becoming fully depreciated and there were no significant additions or renovations during 2016 or 2017 at our international subsidiaries.

Other Unallocated Operating Expenses

	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$143,866	8.5%	$108,448	6.7%	$35,418	32.7%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. The increase in general and administrative expenses in Nine Months 2017 compared to Nine Months 2016 was primarily attributable to (i) merger and acquisition expenses (which include certain transition expenses) of $17.9 million related to our acquisition of CEC; (ii) higher non-cash stock-based compensation expense of $5.2 million and (iii) increases related to normal personnel and compensation adjustments, professional, consulting, business development and other administrative fees in the aggregate of $12.3 million.

Non Operating Expenses

Interest Income and Interest Expense

	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$38,971	2.3%	$18,387	1.1%	$20,584	111.9%
Interest Expense	$109,702	6.5%	$93,864	5.8%	$15,838	16.9%

Interest income increased in the Nine Months 2017 compared to Nine Months 2016 primarily due to interest income earned on our contract receivable related to our prison project in Ravenhall, Australia. Refer to Note 12 - Business Segments and Geographic Information of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest expense increased in Nine Months 2017 compared to Nine Months 2016 primarily due to additional interest incurred on higher debt balances resulting from our acquisition of CEC on April 5, 2017. Also contributing to the increase was the construction loan interest related to our prison project in Ravenhall, Australia due to a higher loan balance compared to the prior period. These increases were partially offset by a reduction of debt as a result of the proceeds used from our common stock offering. Refer to Note 10 - Debt and Note 6 - Shareholders’ Equity of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Loss on Extinguishment of Debt

	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$—	—%	$15,885	1.0%	$(15,885)	(100.0)%

During Nine Months 2016, we completed a tender offer and redemption of our 6.625% Senior Notes due 2021 which resulted in a loss of $15.9 million related to the tender premium and deferred costs associated with the 6.625% Senior Notes due 2021.

Income Tax Provision

	2017	Effective Rate	2016	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$5,590	5.0%	$12,000	11.3%	$(6,410)	(53.4)%

The provision for income taxes during Nine Months 2017 decreased compared to Nine Months 2016 along with the effective tax rate. The decrease is primarily due to the tax benefit on the merger and acquisition expenses of $17.9 million related to our acquisition of CEC incurred in Nine Months 2017 contrasted with the debt extinguishment costs incurred by the REIT in Nine Months 2016 which carried no tax benefit but had the result of increasing the effective rate in that nine month period. Furthermore, a change in the composition of income which reduced the income of our taxable subsidiaries also contributed to a lower rate during Nine Months 2017. Additionally, we had a $1.5 million discrete tax benefit in 2017 as provided under ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). Refer to Note 14 - Recent Accounting Pronouncements of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. Our wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be in the range of approximately 6% to 8% exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$4,255	0.3%	$4,943	0.3%	$(688)	(13.9)%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates during Nine Months 2017 compared to Nine Months 2016 decreased primarily due to nonrecurring favorable contract adjustments received in Nine Months 2016 by GEOAmey.

Financial Condition

Capital Requirements

Our current cash requirements consist of amounts needed for working capital, distributions of our REIT taxable income in order to maintain our REIT qualification, debt service, supply purchases, investments in joint ventures, and capital expenditures related to either the development of new correctional, detention and reentry facilities, or the maintenance of existing facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. In connection with GEOAmey, our joint venture in the United Kingdom, we and our joint venture partner have each provided a line of credit of £12 million, or $16.1 million, based on exchange rates as of September 30, 2017, for GEOAmey’s operations. As of September 30, 2017, $3.4 million was outstanding to each of the joint ventures.

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing capital projects will be approximately $243.9 million of which $82.6 million was spent through September 30, 2017. We estimate that the remaining capital requirements related to these capital projects will be $161.3 million which will be spent through 2018. Additionally, in connection with the Ravenhall Prison Project, we have a contractual commitment for construction of the facility and have entered into a syndicated facility agreement with National Australia Bank Limited to provide funding for the project up to AUD 791.0 million, or $619.7 million, based on exchange rates as of September 30, 2017.

Liquidity and Capital Resources

Indebtedness

On March 23, 2017, we executed a third amended and restated credit agreement by and among The GEO Group, Inc. and GEO Corrections Holdings, Inc., (“Corrections” and, together with GEO, the “Borrowers”), the Australian Borrowers named therein, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (the “Credit Agreement”). The Credit Agreement refinances our prior $291.0 million term loan, reestablishes our ability to implement at a later date an Australian Dollar Letter of Credit Facility (the “Australian LC Facility”) providing for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars up to AUD275 million, an increase from the prior AUD225 million Australian Dollar letter of credit facility, and certain other modifications to the prior credit agreement. Loan costs of approximately $7.0 million were incurred and capitalized in connection with the transaction.

The Credit Agreement evidences a credit facility (the “Credit Facility”) consisting of an $800 million term loan (the “Term Loan”) bearing interest at LIBOR plus 2.25% (with a LIBOR floor of 0.75%), and a $900 million revolving credit facility (the “Revolver”) initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD275 million under the Australian LC Facility. As of September 30, 2017, there were no letters of credit issued under the Australian LC Facility. Amounts to be borrowed by GEO under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The Term Loan component is scheduled to mature on March 23, 2024. The revolving credit commitment component is scheduled to mature on May 19, 2021; provided, that if on October 3, 2019 both the maturity dates of all term loans and incremental term loans have not been extended to a date that is 5 1⁄2 years after March 23, 2017 or a later date, and the senior secured leverage ratio exceeds 2.50 to 1.00, then the termination date will be October 3, 2019. The Credit Agreement also has an accordion feature of $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

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

On August 18, 2016, the Company executed a Letter of Offer by and among GEO and HSBC Bank Australia Limited (the “Letter of Offer”) providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of AUD100 million, or $78.3 million, based on exchange rates in effect as of September 30, 2017 (collectively, the “Bank Guarantee Facility”). The Bank Guarantee Facility allows GEO to provide letters of credit to assure performance of certain obligations of its wholly owned subsidiary relating to its prison project in Ravenhall, located near Melbourne, Australia. The Bank Guarantee Facility is unsecured. The issuance of letters of credit under the Bank Guarantee Facility is subject to the satisfaction of the conditions precedent specified in the Letter of Offer. Letters of credit issued under the bank guarantee lines are due on demand and letters of credit issued under the bank guarantee/standby sub-facility cannot have a duration exceeding twelve months. The Bank Guarantee Facility may be terminated by HSBC Bank Australia Limited on 90 days written notice. As of September 30, 2017, there was AUD100 million, or $78.3 million based on exchange rates at September 30, 2017, in letters of credit issued under the Bank Guarantee Facility.

As of September 30, 2017, we had $796.0 million in aggregate borrowings outstanding, net of discount, under the Term Loan and $245.9 million in borrowings under the Revolver, and approximately $65.0 million in letters of credit which left $589.2 million in additional borrowing capacity under the Revolver. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

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

In connection with a new design and build prison project agreement in Ravenhall, Australia with the State of Victoria, in September 2014, we entered into a syndicated facility agreement (the “Construction Facility”) with National Australia Bank Limited to provide debt financing for construction of the project. The Construction Facility provides for non-recourse funding up to AUD 791 million, or approximately $620 million, based on exchange rates as of September 30, 2017. Construction draws are funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility is through October 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. After October 2019, the Construction Facility will be converted to a term loan with payments due quarterly beginning in 2019 through 2041. In accordance with the terms of the Construction Facility, upon completion and commercial acceptance of the prison, in accordance with the prison contract, the State will make a lump sum payment of AUD 310 million, or approximately $243 million, based on exchange rates as of September 30, 2017, towards a portion of the outstanding principal. The remaining outstanding principal balance will be repaid over the term of the operating agreement. As of September 30, 2017, approximately $550 million was outstanding under the Construction Facility. We also entered into interest rate swap and interest rate cap agreements related to our non-recourse debt in connection with the project. Refer to Note 9 - Derivative Financial Instruments of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

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

Common Stock Offering

On March 7, 2017, we entered into an underwriting agreement related to the issuance and sale of 9,000,000 shares of our common stock, par value $.01 per share. The offering price to the public was $27.80 per share and the underwriters agreed to purchase the shares from us pursuant to the underwriting agreement at a price of $26.70 per share. In addition, under the terms of the underwriting agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,350,000 shares of common stock. On March 8, 2017, the underwriters exercised in full their option to purchase the additional 1,350,000 shares of common stock. On March 13, 2017, we announced that we had completed the sale of 10,350,000 shares of common stock with its previously announced underwritten public offering. We received gross proceeds (before underwriting discounts and estimated offering expenses) of approximately $288.1 million from the offering, including approximately $37.6 million in connection with the sale of the additional shares. The 10,350,000 shares of common stock were issued under our previously effective shelf registration filed with the Securities and Exchange Commission as discussed below. The net proceeds of this offering were used to repay amounts outstanding under the revolver portion of our senior credit facility and for general corporate purposes.

Prospectus Supplement

In September 2014, we filed with the Securities and Exchange Commission an automatic shelf registration statement on Form S-3. On November 10, 2014, in connection with the shelf registration, we filed with the Securities and Exchange Commission a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $150.0 million through sales agents. Sales of shares of our common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, could have been made in negotiated transactions or transactions that were deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the nine months ended September 30, 2017 or during the year ended December 31, 2016. We sold 10,350,000 shares of common stock in a public offering during the nine months ended September 30, 2017 pursuant to this automatic shelf registration statement under the preliminary prospectus supplement filed on March 7, 2017 and the final prospectus supplement filed on March 9, 2017. On September 12, 2017, the shelf registration expired. On October 20, 2017, we filed with the SEC a new automatic shelf registration statement on Form S-3. Under this shelf registration, we may, from time to time, sell any combination of securities described in the prospectus in one or more offerings. Each time that we sell securities, we will provide a prospectus supplement that will contain specific information about the terms of that offering and the securities being offered.

As a REIT, we are subject to a number of organizational and operational requirements, including a requirement that we annually distribute to our shareholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for dividends paid and by excluding any net capital gain). Generally, we expect to distribute all or substantially all of our REIT taxable income so as not to be subject to the income or excise tax on undistributed REIT taxable income. The amount, timing and frequency of distributions will be at the sole discretion of our Board and will be based upon various factors.

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

Executive Retirement Agreement

We have a non-qualified deferred compensation agreement with our Chief Executive Officer (“CEO”). The current agreement, as amended, provides for a lump sum payment upon retirement, no sooner than age 55. As of January 1, 2013, our CEO had reached age 55 and was eligible to receive the payment upon retirement. If our CEO had retired as of September 30, 2017, we would have had to pay him approximately $8.0 million. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity.

Off-Balance Sheet Arrangements

Except as discussed above, and in the notes to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q, we do not have any off-balance sheet arrangements.

Cash Flow

Cash and cash equivalents as of September 30, 2017 was $51.5 million, compared to $68.0 million as of December 31, 2016.

Operating Activities

Cash provided by operating activities amounted to $57.8 million for the nine months ended September 30, 2017 versus cash used in operating activities of $11.8 million for the nine months ended September 30, 2016. Cash provided by operating activities during the nine months ended September 30, 2017 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, and stock-based compensation expense. Equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by $5.5 million, representing a positive impact on cash. The decrease was primarily driven by the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities decreased by $18.3 million which negatively impacted cash. The decrease was primarily driven by the timing of payments.

Additionally, cash provided by operating activities for the nine months ended September 30, 2017 was negatively impacted by an increase in changes in contract receivable of $163.1 million. This increase relates to costs incurred and estimated earnings in excess of billings related to the prison project in Ravenhall, Australia. The contract receivable is expected to grow as construction services are performed and will continue to have a negative impact on cash from operating activities until the balance is ultimately settled. In accordance with the contract, the project will not be billed out until completion and commercial acceptance of the facility.

Cash used in operating activities amounted to $11.8 million for the nine months ended September 30, 2016. Cash used in operating activities during the nine months ended September 30, 2016 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, and stock-based compensation expense. Equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets increased in total by $34.0 million, representing a negative impact on cash. The increase was primarily driven by new facility activations as well as the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $8.2 million which positively impacted cash. The increase was primarily driven by new facility activations as well as the timing of payments.

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

Investing Activities

Cash used in investing activities of $461.6 million during the nine months ended September 30, 2017 was primarily the result of capital expenditures of $104.1 million and our acquisition of CEC, net of cash acquired, of $353.6 million. Cash used in investing activities of $160.9 million during the nine months ended September 30, 2016 was primarily the result of capital expenditures of $68.0 million and changes in restricted cash and investments of $97.7 million.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2017 amounted to $387.0 million compared to cash provided by financing activities of $142.1 million during the nine months ended September 30, 2016. Cash provided by financing activities during the nine months ended September 30, 2017 was primarily the result of proceeds from long-term debt of $1,324.9 million which included proceeds received from the Company’s Term Loan which was modified on March 23, 2017. Additionally, we had proceeds from non-recourse debt of $123.8 million related to construction draws for our prison project in Ravenhall, Australia. These increases were partially offset by a decrease for dividends paid of $169.2 million, payments on long-term debt of $1,093.1 million and payments on non-recourse debt of $68.9 million. Cash provided by financing activities during the nine months ended September 30, 2016 amounted to $142.1 million. Cash provided by financing activities during the nine months ended September 30, 2016 was primarily the result of proceeds from long-term debt of $813.1 million which included the issuance of our 6.00% Senior Notes. Additionally, we had proceeds from non-recourse debt of $273.1 million related to construction draws for our prison project in Ravenhall, Australia. These increases were partially offset by a decrease for dividends paid of $146.0 million and payments on long-term debt of $775.3 million which included the redemption of our 6.625% Senior Notes due 2021.

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

Normalized FFO is defined as FFO adjusted for certain items which by their nature are not comparable from period to period or that tend to obscure the Company’s actual operating performance, including for the periods presented loss on extinguishment of debt, start-up expenses, mergers and acquisitions (“M&A”) related expenses (which include certain transition related expenses) and the tax effect of those adjustments.

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

Our reconciliation of net income attributable to The GEO Group, Inc. to FFO, Normalized FFO and AFFO for the three and nine months ended September 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Funds From Operations
Net income attributable to The GEO Group, Inc.	$38,489	$43,720	$109,884	$99,279
Real estate related depreciation and amortization	16,782	15,334	48,718	45,697
Gain on sale of real estate assets *	—	—	(261)	—

NAREIT Defined FFO	$55,271	$59,054	$158,341	$144,976
Loss on extinguishment of debt	—	—	—	15,885

Start-up expenses	—	—	—	1,939

M&A related expenses	4,974	—	17,930	—

Tax effect of adjustments to Funds From Operations **	(1,430)	—	(3,953)	(749)

Normalized Funds from Operations	$58,815	$59,054	$172,318	$162,051

Non-real estate related depreciation and amortization	14,867	13,449	43,746	40,189
Consolidated maintenance capital expenditures	(5,822)	(7,526)	(17,179)	(18,720)
Stock-based compensation expense	4,859	3,186	14,852	9,675
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	4,246	3,303	11,922	8,330

Adjusted Funds from Operations	$76,965	$71,466	$225,659	$201,525

*	No tax impact
**	Tax adjustments relate to start-up expenses and M&A related expenses (including transition related expenses)

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

Internationally, we are exploring a number of opportunities in our current markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk. In September 2014, we announced that a consortium led by us and comprised of The GEO Group Australia Pty. Ltd., John Holland Construction and Honeywell signed a contract with the Department of Justice in the State of Victoria for the development and operation of a 1,300-bed capacity prison in Ravenhall, Australia. The Ravenhall facility is being developed under a public-private partnership financing structure with a capital contribution from us, which was made in January 2017, of approximately AUD 115 million, or $90.1 million, based on exchange rates as of September 30, 2017, and we anticipate returns on investment consistent with our company-owned facilities. The project is scheduled to achieve operational readiness during the fourth quarter of 2017.

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

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related costs represented 54.0% of our operating expenses during the nine months ended September 30, 2017. Additional significant operating expenses include food, utilities and inmate medical costs. During the nine months ended September 30, 2017, operating expenses totaled 75.3% of our consolidated revenues. Our operating expenses as a percentage of revenues in 2017 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2017, we will incur carrying costs for facilities that are currently vacant. As of September 30, 2017, our worldwide operations include the management and/or ownership of approximately 96,000 beds at 140 correctional and detention facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 185,000 offenders and pretrial defendants, including approximately 100,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During the nine months ended September 30, 2017, general and administrative expenses totaled 8.5% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenues in 2017 to remain consistent or decrease as a result of cost savings initiatives. We expect business development costs to remain consistent or increase slightly as we pursue additional business development opportunities in all of our business lines. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

Idle Facilities

As of September 30, 2017, we are marketing approximately 5,400 vacant beds at five of our idle facilities to potential customers. The annual carrying cost of our idle facilities in 2017 is estimated to be $11.9 million, including depreciation expense of $1.5 million. As of September 30, 2017, these facilities had a net book value of $137.3 million. We currently do not have any firm commitment or agreement in place to activate these facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. These idle facilities are included in the U.S. Corrections & Detention segment. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if all of these idle facilities were to be activated using our U.S. Corrections & Detention average per diem rate in 2017 (calculated as the U.S. Corrections & Detention revenue divided by the number of U.S. Corrections & Detention mandays) and based on the average occupancy rate in our U.S. Corrections & Detention facilities through September 30, 2017, we would expect to receive incremental annualized revenue of approximately $115 million and an annualized increase in earnings per share of approximately $0.15 to $0.20 per share based on our average U.S. Corrections and Detention operating margin.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Credit Facility. Payments under the Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Credit Facility of $1,041.9 million and $65.0 million in outstanding letters of credit, as of September 30, 2017, for every one percent increase in the average interest rate applicable to the Credit Facility, our total annual interest expense would increase by $10.0 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the Australian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at September 30, 2017, every 10 percent change in historical currency rates would have approximately a $3.2 million effect on our financial position and approximately a $1.5 million impact on our results of operations during the nine months ended September 30, 2017.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	—	$—	—	$—
August 1, 2017 - August 31, 2017	1,074	$27.85	—	$—
September 1, 2017 - September 30, 2017	—	$—	—	$—

Total	1,074		—	$—

(1)	The Company withheld these shares through net share settlements to satisfy minimum statutory tax withholding requirements upon vesting of shares of restricted stock held by employees. These purchases were not made as part of a publicly announced plan or program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

(A) Exhibits

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date: November 3, 2017	/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer
(duly authorized officer and principal financial officer)