Form 10-K
period 2017-12-31
GEO GROUP INC
filed 2018-02-26
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the 74,734,662 voting and non-voting shares of common stock held by non-affiliates of the registrant as of June 30, 2017 (based on the last reported sales price of such stock on the New York Stock Exchange on such date, the last business day of the registrant’s quarter ended December 31, 2017 of $29.57 per share) was approximately $2.2 billion.

As of February 21, 2018, the registrant had 124,089,595 shares of common stock outstanding.

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2018 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this report, are incorporated by reference into Part III of this report.

PART I

Item 1.	Business

As used in this report, the terms “we,” “us,” “our,” “GEO” and the “Company” refer to The GEO Group, Inc., its consolidated subsidiaries and its unconsolidated affiliates, unless otherwise expressly stated or the context otherwise requires.

General

We are a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of correctional, detention and reentry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa and the United Kingdom. We own, lease and operate a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, as well as community based reentry facilities. We develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency. We provide innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. We also provide secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through our joint venture GEO Amey PECS Ltd. (“GEOAmey”). As of December 31, 2017, our worldwide operations included the management and/or ownership of approximately 96,000 beds at 141 correctional, detention and community based facilities, including idle facilities and projects under development, and also include the provision of community supervision services for more than 192,000 offenders and pretrial defendants, including approximately 100,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

Business Segments

We conduct our business through four reportable business segments: our U.S. Corrections & Detention segment; our GEO Care segment; our International Services segment and our Facility Construction & Design segment. We have identified these four reportable segments to reflect our current view that we operate four distinct business lines, each of which constitutes a material part of our overall business. Our U.S. Corrections & Detention segment primarily encompasses our U.S.-based public-private partnership corrections and detention business. Our GEO Care segment, which conducts its services in the U.S., consists of our community based services business, our youth services business and our electronic monitoring and supervision service. Our International Services segment primarily consists of our public-private partnership corrections and detention operations in Australia, South Africa and the United Kingdom. Our Facility Construction & Design segment primarily contracts with various states, local and federal agencies, as well as international agencies, for the design and construction of facilities for which we generally have been, or expect to be, awarded management contracts. Financial information about these segments for years 2017, 2016 and 2015 is contained in Note 15 —Business Segments and Geographic Information included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Recent Developments

Stock Split

In March 2017, our Board of Directors declared a 3-for-2 stock split of its common stock. The stock split was completed on April 24, 2017 with respect to shareholders of record on April 10, 2017. Outstanding share and per-share amounts disclosed for all periods presented have been retroactively adjusted to reflect the effects of the stock split. On April 24, 2017, we amended our articles of incorporation to increase the number of authorized shares of common stock to take into effect the stock split.

Common Stock Offering

On March 7, 2017, we entered into an underwriting agreement related to the issuance and sale of 9,000,000 shares of our common stock, par value $.01 per share. The offering price to the public was $27.80 per share and the underwriters agreed to purchase the shares from us pursuant to the underwriting agreement at a price of $26.70 per share. In addition, under the terms of the underwriting agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,350,000 shares of common stock. On March 8, 2017, the underwriters exercised in full their option to purchase the additional 1,350,000 shares of common stock. On March 13, 2017, we announced that we had completed the sale of 10,350,000 shares of common stock with our previously announced underwritten public offering. GEO received gross proceeds (before underwriting discounts and estimated offering expenses) of approximately $288.1 million from the offering, including approximately $37.6 million in connection with the sale of the additional shares. Fees paid in connection with the offering were not significant and have been netted against additional paid-in capital. The net proceeds of this offering were used to repay amounts outstanding under the revolver portion of the Company’s senior credit facility and for general corporate purposes. The 10,350,000 shares of common stock were issued under our previously effective shelf registration filed with the Securities and Exchange Commission (“SEC”). The previously effective registration statement on Form S-3 expired on September 12, 2017. On October 20, 2017, we filed a new registration statement on Form S-3 that automatically became effective.

Contract Awards

On April 13, 2017, we announced that we had been awarded a contract by U.S. Immigration and Customs Enforcement (“ICE”) for the development and operation of a new company-owned 1,000-bed detention facility to be located in Conroe, Texas. GEO expects to design, finance, build and operate the facility under a ten-year contract with ICE, inclusive of renewal options. The facility is scheduled for completion during the fourth quarter of 2018.

On May 26, 2017, we announced that we were awarded two ten-year contracts, inclusive of renewal option periods, by the U.S. Federal Bureau of Prisons (“BOP”) for the continued housing of criminal aliens under the custody of the BOP at the company-owned 1,800-bed Big Spring Facility and the company-owned 1,732-bed Flight Line Facility, which on a combined basis were previously referred to as the Big Spring Correctional Center in Texas. The two ten-year contracts were awarded to GEO under a long-standing procurement commonly referred to as Criminal Alien Requirement (CAR) 16, which was issued by the BOP in 2015. Additionally, only one of the two contracts held by Reeves County, Texas was extended by the BOP for one year.

Community Education Centers Acquisition

On April 5, 2017, we acquired Community Education Centers (“CEC”), a private provider of rehabilitation services for offenders in reentry and in-prison treatment facilities as well as management services for county, state and federal correctional and detention facilities. Pursuant to the terms of the definitive agreement, we acquired CEC for $353.6 million, net of cash aquired, excluding transaction related expenses. CEC’s operations encompass over 12,000 beds nationwide. Refer to Note 2 — Business Combinations of the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Ravenhall Prison Contract

On September 16, 2014, we signed the Ravenhall Prison Project Agreement (“Ravenhall Contract”) with the State of Victoria (the “State”) for the development and operation of a new 1,000-bed facility in Ravenhall, a locality near Melbourne, Australia under a public-private partnership financing structure. The facility has the capacity to house 1,300 inmates should the State have the need for additional beds in the future. The design and construction phase (“D&C Phase”) of the agreement began in September 2014 and was completed in November 2017. GEO was the primary developer during the D&C Phase and subcontracted with a bonded international design and build contractor to design and construct the facility. Our wholly-owned subsidiary, the GEO Group Australasia Pty. Ltd. (“GEO Australia”) will operate the facility under a 25-year management contract (“Operating Phase”).

The cost of the project during the D&C Phase was funded by debt financing along with a capital contribution by us in the amount of AUD 115 million, or $89.8 million, based on exchange rates at December 31, 2017, which was contributed in January 2017. Upon completion and commercial acceptance of the facility in November 2017, in accordance with the Ravenhall Contract, the State made a lump sum payment of AUD 310 million, or $242.0 million, based on exchange rates as of December 31, 2017, towards a portion of the outstanding balance. The remaining balance will be paid over the life of the 25-year management contract.

Stock Buyback Program

On February14, 2018, we announced that our Board of Directors authorized a stock buyback program authorizing us to repurchase up to a maximum of $200.0 million of our shares of common stock. The program shall be effective through October 20, 2020. The stock buyback program will be funded primarily with cash on hand, free cash flow, and borrowings under our revolving credit facility. Under the terms of our revolving credit facility, we currently have approximately $120.0 million of immediate, available capacity for repurchases under the stock buyback program. Based on internal forecasts, GEO believes it will have adequate availability to complete the $200.0 million stock buyback program well in advance of the program’s expiration. We believe we have the ability to fund the stock buyback program, our working capital, our debt service requirements, and our maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

The stock buyback program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission requirements. The stock buyback program does not obligate us to purchase any specific amount of our common stock and may be suspended or extended at any time at the discretion of our Board of Directors.

Idle Facilities

In the U.S. Corrections & Detention segment, we are currently marketing approximately 5,400 vacant beds at five of our idle facilities to potential customers. The annual carrying cost of idle facilities in 2018 is estimated to be $18.8 million, including depreciation expense of $4.6 million. As of December 31, 2017, these facilities had a net book value of $139.6 million. We currently do not have any firm commitments or agreements in place to activate these facilities but have ongoing contact with several potential customers. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if all of these idle facilities were to be activated using our U.S. Corrections & Detention average per diem rate in 2017, (calculated as the U.S. Corrections & Detention revenue divided by the number of U.S. Corrections & Detention mandays) and based on the average occupancy rate in our U.S. Corrections & Detention facilities for 2017, we would expect to receive annual incremental revenue of approximately $118 million and an increase in annual earnings per share of approximately $.15 to $.20 per share based on our average U.S. Corrections and Detention operating margin.

Quality of Operations

We operate each facility in accordance with our company-wide policies and procedures and with the standards and guidelines required under the relevant management contract. For many facilities, the standards and guidelines include those established by the American Correctional Association, or (“ACA”). The ACA is an independent organization of corrections professionals, which establishes correctional facility standards and guidelines that are generally acknowledged as a benchmark by governmental agencies responsible for correctional facilities. Many of our contracts in the United States require us to seek and maintain ACA accreditation for our facilities. We have sought and received ACA accreditation and re-accreditation for all such facilities. We achieved a median re-accreditation score of 100.0% as of December 31, 2017. Approximately 85% of our 2017 U.S. Corrections & Detention revenue was derived from ACA accredited facilities for the year ended December 31, 2017. We have also achieved and maintained accreditation by The Joint Commission at five of our correctional facilities and at seven of our youth services locations. We have been successful in achieving and maintaining accreditation under the National Commission on Correctional Health Care (“NCCHC”), in a majority of the facilities that we currently operate. The NCCHC accreditation is a voluntary process which we have used to establish comprehensive health care policies and procedures to meet and adhere to the ACA standards. The NCCHC standards, in most cases, exceed ACA Health Care Standards and we have achieved this accreditation at fifteen of our U.S. Corrections & Detention facilities and at two youth services locations. Additionally, B.I. Incorporated (“BI”) has achieved a certification for ISO 9001:2008 for the design, production, installation and servicing of products and services produced by the electronic monitoring business units, including electronic home arrest and electronic monitoring technology products and monitoring services, installation services, and automated caseload management services.

Business Development Overview

We intend to pursue a diversified growth strategy by winning new clients and contracts, expanding our government services portfolio and pursuing selective acquisition opportunities. Our primary potential customers include: governmental agencies responsible for local, state and federal correctional facilities in the United States; governmental agencies responsible for correctional facilities in Australia, South Africa and the United Kingdom; federal, state and local government agencies in the United States responsible for community-based services for adult and juvenile offenders; federal, state and local government agencies responsible for monitoring community-based parolees, probationers and pretrial defendants; and other foreign governmental agencies. We achieve organic growth through competitive bidding that begins with the issuance by a government agency of a request for proposal, or RFP. We primarily rely on the RFP process for organic growth in our U.S. and international corrections operations as well as in our community based reentry services and electronic monitoring services business.

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

In addition to pursuing organic growth through the RFP process, we will from time to time selectively consider the financing and construction of new facilities or expansions to existing facilities on a speculative basis without having a signed contract with a known customer. We also plan to leverage our experience and scale of service offerings to expand the range of public-private partnership services that we provide. We will continue to pursue selected acquisition opportunities in our core services and other government services areas that meet our criteria for growth and profitability. We have engaged and intend in the future to engage independent consultants to assist us in developing public-private partnership opportunities and in responding to requests for proposals, monitoring the legislative and business climate, and maintaining relationships with existing customers.

Facility Design, Construction and Finance

We offer governmental agencies consultation and management services relating to the design and construction of new correctional and detention facilities and the redesign and renovation of older facilities including facilities we own, lease or manage as well as facilities we do not own, lease or manage. Domestically, as of December 31, 2017, we have provided services for the design and construction of approximately 54 facilities and for the redesign, renovation and expansion of approximately 56 facilities. Internationally, as of December 31, 2017, we have provided services for the design and construction of 11 facilities and for the redesign, renovation and expansion of one facility.

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

The following table sets forth our current expansion and development project and its stage of completion for the Company’s facilities:

Facilities Under Construction	Number of Beds	Estimated Completion Date	Customer	Financing
Montgomery ICE Processing Center	1,000	Q4 2018	ICE	GEO

Competitive Strengths

Leading Corrections Provider Uniquely Positioned to Offer a Continuum of Care

We are the second largest provider of public-private partnership correctional and detention facilities worldwide and the largest provider of community-based reentry services, youth services and electronic monitoring services in the U.S. corrections industry. We believe these leading market positions and our diverse and complementary service offerings enable us to meet the growing demand from our clients for comprehensive services throughout the entire corrections lifecycle. Our continuum of care platform enables us to provide consistency and continuity in case management, which we believe results in a higher quality of care for offenders, reduces recidivism, lowers overall costs for our clients, improves public safety and facilitates successful reintegration of offenders back into society. We have continued to expand our GEO continuum of care platform by doubling our annual expenditure commitment from $5 million annually to $10 million beginning in 2017.

Attractive REIT Profile

We believe the key characteristics of our business make us a highly attractive REIT. We are in a real estate intensive industry. Since our inception, we have financed and developed dozens of facilities. We have a diversified set of investment grade customers in the form of government agencies which are required to pay us on time by law. We have historically experienced customer retention in excess of 90%. Our strong and predictable occupancy rates generate a stable and sustainable stream of revenue. We believe this stream of revenue combined with our low maintenance capital expenditure requirement translates into steady predictable cash flow. The REIT structure also allows us to pursue growth opportunities due to the capital intensive nature of the corrections/detention business.

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

Long-Term Relationships with High-Quality Government Customers

We have developed long-term relationships with our federal, state and other governmental customers, which we believe enhance our ability to win new contracts and retain existing business. We have provided correctional and detention management services to the United States Federal Government for 31 years, the State of California for 30 years, the State of Texas for approximately 30 years, various Australian state government entities for 26 years and the State of Florida for approximately 24 years. These customers accounted for approximately 69.6% of our consolidated revenues for the fiscal year ended December 31, 2017.

Recurring Revenue with Strong Cash Flow

Our revenue base is derived from our long-term customer relationships, with contract renewal rates and facility occupancy rates both approximating 90% over the past five years. We have been able to expand our revenue base by continuing to reinvest our strong operating cash flow into expansionary projects and through strategic acquisitions that provide scale and further enhance our service offerings. Our consolidated revenues have grown from $877 million in 2007 to $2.3 billion in 2017. We expect our operating cash flow to be well in excess of our anticipated annual maintenance capital expenditure needs, which would provide us significant flexibility for growth in capital expenditures, future dividend payments in connection with operating as a REIT, acquisitions and/or the repayment of indebtedness.

Sizeable International Business

Our international infrastructure, which leverages our operational excellence in the U.S., allows us to aggressively target foreign opportunities that our U.S. based competitors without overseas operations may have difficulty pursuing. We currently have international operations in Australia, South Africa and the United Kingdom. Our international services business generated approximately $311 million of revenues, representing approximately 14% of our consolidated revenues for the year ended December 31, 2017. Included in our international revenues are construction revenues related to our prison project in Ravenhall, Australia which are presented in our Facility Design & Construction segment. Construction of the facility was completed during the fourth quarter of 2017. We believe we are well positioned to continue benefiting from foreign governments’ initiatives to outsource correctional services.

Experienced, Proven Senior Management Team

Our Chief Executive Officer and founder, George C. Zoley, Ph.D., has led our Company for 33 years and has established a track record of growth and profitability. Under his leadership, our annual consolidated revenues from operations have grown from $40.0 million in 1991 to $2.3 billion in 2017. Dr. Zoley is one of the pioneers of the industry, having developed and opened what we believe to be one of the first public-private partnership detention facilities in the U.S. in 1986. Our Chief Financial Officer, Brian R. Evans, has been with our Company for over 17 years and has led our conversion to a REIT as well as the integration of our recent acquisitions and financing activities. Our top seven senior executives have an average tenure with our Company of over 11 years.

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

Selectively Pursue Acquisition Opportunities

We intend to continue to supplement our organic growth by selectively identifying, acquiring and integrating businesses that fit our strategic objectives and enhance our geographic platform and service offerings. Since 2005, and including the acquisitions of CEC, Protocol Criminal Justice, Inc. (“Protocol”), Soberlink, Inc. (“Soberlink”) and the correctional and detention facilities of LCS Corrections Services, Inc. (“LCS Facilities or “LCS”), we have completed ten acquisitions for total consideration, including debt assumed, in excess of $2.0 billion. Our management team utilizes a disciplined approach to analyze and evaluate acquisition opportunities, which we believe has contributed to our success in completing and integrating our acquisitions.

Facilities and Day Reporting Centers

The following table summarizes certain information with respect to: (i) U.S. and international detention and corrections facilities; (ii) community-based services facilities; and (iii) residential and non-residential youth services facilities. The information in the table includes the facilities that we (or a subsidiary or joint venture of GEO) owned, operated under a management contract, had an agreement to provide services, had an award to manage or was in the process of constructing or expanding during the year ended December 31, 2017:

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned

Corrections & Detention — Western Region:

Adelanto Detention Facility, Adelanto, CA (3)	1,940	ICE - IGA	Federal Detention	Minimum/ Medium	May 2011	5 years	5 years	Owned

Alhambra City Jail, Los Angeles, CA	71	USMS	City Jail	All Levels	July 2016	1 year	Five, One Year	Managed

Arizona State-Prison Florence West Florence, AZ	750	AZ DOC	State DUI/ RTC Correctional	Minimum	October 2002	10 years	Two, Five-year	Managed

Arizona State Prison —Kingman, AZ	3,400	AZ DOC	State Correctional Facility	Minimum/ Medium	January 2008	10 years	Two, Five-year	Managed

Arizona State-Prison Phoenix West Phoenix, AZ	500	AZ DOC	State DWI Correctional	Minimum	July 2002	10 years	Two, Five-year	Managed

Aurora/ICE Processing Center Aurora, CO	1,532	ICE / USMS	Federal Detention	All Levels	September 2011/ October 2012	2 years / 2 years	Four, Two-year / Four, Two-year	Owned

Baldwin Park City Jail, Baldwin Park, CA	32	Los Angeles County	City Jail	All Levels	July 2003	3 years	Perpetual, Three- year	Managed

Central Arizona Correctional Facility Florence, AZ	1,280	AZ DOC	State Sex Offender Correctional	Minimum/ Medium	December 2006	10 years	Two, Five-year	Managed

Central Valley MCCF McFarland, CA	700	CDCR	State Correctional Facility	Medium	September 2013	Four Years and Ten Months	None	Owned

Desert View MCCF Adelanto, CA	700	CDCR	State Correctional Facility	Medium	September 2013	Four Years and Ten Months	None	Owned

Downey City Jail Los Angeles, CA	33	Los Angeles County	City Jail	All Levels	November 2014	3 years	Two, One-year	Managed

Fontana City Jail Los Angeles, CA	25	Los Angeles County	City Jail	All Levels	February 2007	5 months	Five, One-year, Three One-year, plus One Three-year	Managed

Garden Grove City Jail Los Angeles, CA	16	Los Angeles County	City Jail	All Levels	July 2015	3 years	Unlimited, Perpetual Three-Year	Managed

Golden State MCCF McFarland, CA	700	CDCR	State Correctional	Medium	November 2013	Four Years and Eight Months	None	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned

Guadalupe County Correctional Facility Santa Rosa, NM (3)	600	NMCD - IGA	Local/State Correctional	Medium	January 1999	Perpetual	None	Owned

Hudson Correctional Facility Hudson, CO	1,250	Idle						Leased

Lea County Correctional Facility Hobbs, NM (3)	1,200	NMCD - IGA	Local/State Correctional	Medium	December 2015	3 Years	None	Owned

McFarland Community Correctional Facility McFarland, CA	300	CDCR	State Correctional	Minimum	April 2014	4 Years and Two Months	None	Owned

Mesa Verde Community Correctional Facility Bakersfield, CA (3)	400	ICE - IGA	State Correctional	Minimum	March 2015	5 Years	None	Owned

Montebello City Jail Los Angeles, CA	35	Los Angeles County	City Jail	All Levels	July 2014	2 Years	One, Two-Year	Managed

Northeast New Mexico Detention Facility Clayton, NM (3)	625	NMCD / IGA	Local/State Correctional	Medium	August 2008	21 Years, Eleven Months	Unlimited, One-Year	Managed

Northwest Detention Center Tacoma, WA	1,575	ICE	Federal Detention	All Levels	September 2015	1 Year	Nine, One-Year	Owned

Ontario City Jail Los Angeles, CA	44	Los Angeles County	City Jail	Any Level	July 2014	3 Years	Two, Three-year	Managed

Western Region Detention Facility San Diego, CA	770	USMS	Federal Detention	Maximum	January 2006	5 Years,	One, Five- year plus One, One-year and Two months	Leased

Corrections & Detention — Central Region:

Big Spring Correctional Center Big Spring, TX	1,732	BOP	Federal Correctional	Medium	December 2017	2 Years	Eight, One Year	Owned

Flightline Correctional Center, TX	1,800	BOP	Federal Correctional	Medium	December 2017	2 Years	Eight, One Year	Owned

Brooks County Detention Center, TX (3)	652	USMS - IGA	Local & Federal Detention	Medium	March 2013	Perpetual	None	Owned

Central Texas Detention Facility San Antonio, TX (3)	688	USMS - IGA	Local & Federal Detention	Minimum/ Medium	October 2016	Perpetual	None	Managed

Coastal Bend Detention Center,TX (3)	1,176	USMS - IGA	Local & Federal Detention	Medium	July 2012	Perpetual	None	Owned

East Hildago Detention Center (3)	1,300	USMS - IGA	Local & Federal Detention	Medium	July 2012	Perpetual	None	Owned

Ector County Correctional Center, TX (3)	235	USMS - IGA	Local & Federal Detention	Medium	September 2012	3 Years	Two, one-year, One, three- year, Two, one-year	Managed

Fannin County Detention Center & South Annex, TX (3)	528	USMS - IGA	Local & Federal Detention	Medium	September 2009	Perpetual	None	Managed

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned

Great Plains Correctional Facility Hinton, OK	1,940	BOP	Federal Correctional	Minimum	June 2015	5 years	Five, One-Year Plus One Six-Month Extension	Owned

Joe Corley Detention Facility Conroe, TX	1,517	USMS / ICE	Local Correctional	Medium	July 2008/July 2008	Perpetual/ 5 Years	None/ 18-Months Plus Two, Six-Months and One One-year Extension	Owned

Karnes Correctional Center Karnes City, TX (3)	679	USMS - IGA	Local & Federal Detention	All Levels	February 1998	Perpetual	None	Owned

Karnes County Residential Center,TX (3)	1,158	ICE - IGA	Federal Detention	All Levels	December 2010	5 years	One, Five- Year	Owned

Kinney County Detention Center, TX (3)	384	USMS - IGA	Local & Federal Detention	Medium	September 2013	Perpetual	None	Managed

Lawton Correctional Facility Lawton, OK	2,682	OK DOC	State Correctional	Medium	October 2013	Nine Months	Four, Automatic One-year	Owned

LIberty County Jail, TX (3)	285	USMA - IGA	Local & Federal Detention	Medium	May 1997	Perpetual	None	Managed

Maverick County Detention Center, TX	688	Idle						Owned

Reeves County Detention Complex R3 Pecos, TX	1,356	BOP	Federal Correctional	Low	January 2007	4 years	Three, Two-year, One 90 day extension	Managed

Rio Grande Detention Center Laredo, TX	1,900	USMS	Federal Detention	Medium	October 2008	5 years	Three, Five-year	Owned

South Texas Detention Complex Pearsall, TX	1,904	ICE	Federal Detention	All Levels	December 2011	11 months	Four, One-year, plus One, six-month extension	Owned

Val Verde Correctional Facility Del Rio, TX (3)	1,407	USMS - IGA	Local & Federal Detention	All Levels	January 2001	Perpetual	None	Owned

Corrections & Detention — Eastern Region:

Alexandria Transfer Center Alexandria, LA (3)	400	ICE - IGA	Federal Detention	Minimum/ Medium	November 2013	1 year	Four, One-year	Owned

Allen Correctional Center Kinder, LA	1,576	LA DOC	State Correctional	Medium/ Maximum	July 2010	10 years	None	Managed

Bay Correctional Center Panama City, FL	985	FL DMS	State Correctional	Minimum/ Medium	February 2014	3 years	Unlimited, Two-year	Managed

Blackwater River Correctional Facility Milton, FL	2,000	FL DMS	State Correctional	Medium/ close	October 2010	3 years	Unlimited, Two-year	Managed

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned

Broward Transition Center Deerfield Beach, FL	700	ICE	Federal Detention	Minimum	July 2015	1 year	Five, One-year plus One, Six-month extension	Owned

Columbiana County Jail, OH	200	Columbiana County	State Correctional	All Levels	January 2014	2 years	Two, Two-year	Managed

D. Ray James Correctional Facility Folkston, GA	2,067	BOP	Federal Detention	All Levels	October 2010	4 years	Three, Two-year	Owned

Folkston ICE Processing Center (3)	780	ICE - IGA	Federal Detention	Minimum	December 2016	1 year	Four, One-year	Owned

George W. Hill Correctional Facility, PA	1,931	Delaware County	State Correctional	Minimum	January 2012	5 years	One, Two-year	Managed

Graceville Correctional Facility Jackson, FL	1,884	FL DMS	State Correctional	All Levels	February 2014	3 years	Unlimited, Two year	Managed

Heritage Trails (Plainfield STOP) Plainfield, IN	1,066	IN DOC	State Correctional	Minimum	March 2011	4 years	One, Four- year	Managed

JB Evans Correctional Center, LA	388	Idle						Owned

LaSalle Detention Facility Jena, LA (3)	1,160	ICE - IGA	Federal Detention	Minimum/ Medium	November 2013	1 year	Four, One-year	Owned

Lawrenceville Correctional Center Lawrenceville, VA	1,536	VA DOC	State Correctional	Medium	March 2003	5 years	Ten, One-year extensions	Managed

Liberty Hall, IN	300	Idle						Owned

Moshannon Valley Correctional Center Philipsburg, PA	1,824	BOP	Federal Correctional	Medium	April 2016	5 years	Five, One-year plus One Six-month extension	Owned

Moore Haven Correctional Facility Moore Haven, FL	985	FL DMS	State Correctional	Minimum/ Medium	February 2014	3 years	Unlimited, Two-year	Managed

New Castle Correctional Facility New Castle, IN	3,196	IN DOC	State Correctional	All Levels	January 2006	4 years	Two, Five- year plus One Six-Month	Managed

North Lake Correctional Facility Baldwin, MI	1,748	Idle						Owned

Perry County Correctional Facility, AL	690	Idle						Owned

Pine Prairie Correctional Center, LA (3)	1,094	ICE-IGA	State Correctional	Medium	June 2015	5 years	None	Owned

Queens Private Detention Facility Jamaica, NY	222	USMS	Federal Detention	Minimum/ Medium	January 2008	2 years	Four, Two-year	Owned

Riverbend Correctional Facility Milledgeville, GA	1,500	GA DOC	State Correctional	Medium	July 2010	1 year	Forty, One-year	Owned

Rivers Correctional Institution Winton, NC	1,450	BOP	Federal Correctional	Low	April 2011	4 years	Three, Two-year	Owned

Robert A. Deyton Detention Facility Lovejoy, GA	768	USMS	Federal Detention	Medium	February 2008	5 years	Three, Five year	Leased

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned

South Bay Correctional Facility South Bay, FL	1,948	FL DMS	State Correctional	Medium/ Close	July 2009	3 years	Unlimited, Two-year	Managed

South Louisiana Correctional Center, LA(3)	1,000	Idle						Owned

Corrections & Detention — Australia:

Arthur Gorrie Correctional Centre Queensland, Australia	890	QLD DCS	State Remand Prison	High/ Maximum	January 2008	5 years	One, Five- year	Managed

Fulham Correctional Centre & Nalu Challenge Community Victoria, Australia	785	VIC DOJ	State Prison	Minimum/ Medium	July 2012	4 years	19 years, Four months	Managed

Junee Correctional Centre New South Wales, Australia	790	NSW	State Prison	Minimum/ Medium	March 2014	5 years	Two, Five year	Managed

Parklea Correctional Centre Sydney, Australia	823	NSW	State Remand Prison	All Levels	October 2009	5 years	One, Three year	Managed

Ravenhall Correctional Centre Melbourne, Australia	1,300	VIC DOJ	State Prison	Medium	November 2017	24 years plus 5 months	None	Managed

Corrections & Detention — United Kingdom:

Dungavel House Immigration Removal Centre, South Lanarkshire, UK	249	UKBA	Detention Centre	Minimum	September 2011	5 years	One, Three year	Managed

Corrections & Detention — South Africa:

Kutama-Sinthumule Correctional Centre Limpopo Province, Republic of South Africa	3,024	RSA DCS	National Prison	Maximum	February 2002	25 years	None	Managed

Corrections & Detention — Canada:

New Brunswick Youth Centre Mirimachi, Canada(4)	N/A	PNB	Provincial Juvenile Facility	All Levels	October 1997	25 years	One, Ten-year	Managed

GEO Care — Community Based Services:

ADAPPT, PA	186	PA DOC	Community Corrections	Community	July 2013	3 years	Two, One-year	Owned

Alabama Therapeutic Education Facility, AL	724	AL DOC	Community Corrections	Community	August 2017/May 2017	2 years/2 years	None/ Three, One-year	Owned

Albert “Bo” Robinson Assessment & Treatment Center, NJ	900	NJ DOC/NJ State Parole Board/ Gloucester	Community Corrections	Community	July 2016/July 2014/February 2014	2 years/3 years/2 years	One, One-year/ Two, One-year/ Two year	Owned

Alle Kiski Pavillion, PA	104	PA DOC	Community Corrections	Community	July 2013	3 years	Two, One-year	Owned

Arapahoe County Residential Center, CO	206	CO DOC	Community Corrections	Community	July 2014	4 years	One, 2 month- extension	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned

Beaumont Transitional Treatment Center Beaumont, TX	180	TDCJ	Community Corrections	Community	September 2003	2 years	Five, Two-year plus Five One-year	Owned

Broad Street, PA	116	Idle						Leased

Bronx Community reentry Center Bronx, NY	168	BOP	Community Corrections	Community	August 2014	1 year	Four, One-year	Leased

Casper Reentry Center, WY	342	BOP/City/ County/USPO/ Indian Tribes	Community Corrections	Community	January 2017, February 2017, April 2017, July 2017	1 year/10 months/1 year/1 year	Four One-year/ None/ None/Two One-year	Owned

Chester County, PA	116	PA DOC	Community Corrections	Community	July 2013	3 years	Two, One-year	Leased

Cheyenne Mountain Recovery Center, CO	750	CO DOC	Community Corrections	Community	July 2017	1 year	Four, One-year	Owned

Coleman Hall, PA	350	Idle						Owned

Community Alternatives of El Paso County, CO	220	CO DOC	Community Corrections	Community	July 2014	5 years	One, 2 month extension	Owned

Community Alternative Placement Services, CO	45	CO DOC	Community Corrections	Community	July 2014	4 years	One, 2 month extension	Owned

Community Alternatives of the Black Hills, SD	68	SD DOC/BOP	Community Corrections	Community	July 2017, October 2016	1 year/1 year	Nine/Four, One-year plus 6 months	Owned

Cordova Center Anchorage, AK	262	BOP / AK DOC	Community Corrections	Community	January 2013/March 2013	2 years / 4 months	Four, one-year/ Four, one-year, One five- month	Owned

Delaney Hall, NJ	1,200	Union & Essex Counties	Community Corrections	Community	January 2017/January 2017	1 year/5 year	Two, One-year/ None	Owned

El Monte Center El Monte, CA	70	BOP	Community Corrections	Community	July 2013	1 year	Four, one year	Leased

Grossman Center Leavenworth, KS	150	BOP	Community Corrections	Community	November 2012	2 years	Three, one-year	Leased

Hoffman Hall, PA	400	City of Philadelphia	Community Corrections	Community	January 2015	1year	Two, One-year plus One 6-month	Owned

Las Vegas Community Correctional Center Las Vegas, NV	124	BOP	Community Corrections	Community	February 2016	1 year	Four, One-year extensions	Owned

Leidel Comprehensive Sanction Center Houston, TX	190	BOP	Community Corrections	Community	January 2011	2 years	Four, one-year plus Four one-year	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned

Logan Hall, NJ	442	NJ State Parole Board/Union & Essex Counties	Community Corrections	Community	July 2014	3 years	Two, One-year	Leased

Long Beach Community Reentry Center, CA	112	CDCR	Community Corrections	Community	January 2017	2 years 5 months and 9 days	Two, One-year	Leased

Marvin Gardens Center Los Angeles, CA	60	BOP	Community Corrections	Community	March 2012	2 years	Three, one-year	Leased

McCabe Center Austin, TX	113	Third Party Tenant	Community Corrections	Community	N/A	N/A	N/A	Owned

Mid Valley House Edinburg, TX	128	BOP	Community Corrections	Community	July 2014	1 year	Four, one-year	Owned

Midtown Center Anchorage, AK	32	AK DOC	Community Corrections	Community Corrections	March 13	4 months	Four, one-year, One Five- month	Owned

New Mexico Mens Recovery Academy, NM	174	NM DOC	Community Corrections	Community Corrections	July 2015	4 years	None	Managed

New Mexico Womens Recovery Academy, NM	60	NM DOC	Community Corrections	Community Corrections	July 2015	4 years	None	Managed

Newark Center Newark, NJ	240	NJ State Parole Board	Community Corrections	Community	July 2014	3 years	Two, one-year	Leased

Northstar Center Fairbanks, AK	143	AK DOC	Community Corrections	Community	September 2016	10 months	Three, One-year plus One Six- month	Leased

Oakland Center Oakland, CA	69	BOP	Community Corrections	Community	November 2008	3 years	Seven, one-year	Owned

Oxford Facility, PA	78	PA DOC	Community Corrections	Community	July 2013	3 years	Two, One-year	Owned

Parkview Center Anchorage, AK	112	AK DOC	Community Corrections	Community	March 2013	4 months	Four, one-year, One Five- month	Owned

Penn Pavilion, PA	130	PA DOC	Community Corrections	Community	July 2013	3 years	Two, One-year	Owned

Reality House Brownsville, TX	94	BOP	Community Corrections	Community	September 2011	2 year	Three, One-year plus One Six- month	Owned

Roth Hall, PA	136	Idle						Leased

Salt Lake City Center Salt Lake City, UT	115	BOP	Community Corrections	Community	June 2016	1 year	Four One-year	Leased

Scranton Facility, PA	60	PA DOC	Community Corrections	Community	July 2013	3 years	Two, One-year	Owned

Seaside Center Nome, AK	50	AK DOC	Community Corrections	Community	February 2014	5 months	Four, one-year and One,Six- month	Leased

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned

Southeast Texas Transitional Center Houston, TX	500	TDCJ	Community Corrections	Community	September 2003	2 years	Five, two-year plus Five one-year	Owned

Talbot Hall, NJ	536	NJ DOC	Community Corrections	Community	July 2016	2 years	One, one-year	Leased

The Harbor, NJ	260	NJ DOC	Community Corrections	Community	June 2016	2 years	One, one-year	Leased

Toler House	113	BOP	Community Corrections	Community	May 2012	2 years	Three, One-year plus two 6 month extensions	Leased

Tooley Hall, CO	70	City & County of Denver	Community Corrections	Community	July 2017	1 year	None	Owned

Tully House, NJ	344	NJ DOC	Community Corrections	Community	July 2016	2 years	One, one-year	Owned

Taylor Street Center San Francisco, CA	210	BOP / CDCR	Community Corrections	Community	April 2016/July 2015	1 year/2 years	Four, One-year	Owned

Tundra Center Bethel, AK	85	AK DOC	Community Corrections	Community	February 2012	5 months	Four, One-year plus One, Six-month, plus One Six-month	Owned

Walker Hall, PA	100	PA DOC	Community Corrections	Community	July 2015	3 years	Two, One-year	Leased

Williams Street Center, CO	84	City & County of Denver	Community Corrections	Community	July 2017	1 year	None	Owned

GEO Care — Youth Services:

Residential Facilities

Abraxas Academy Morgantown, PA	214	Various	Youth Residential	Secure	June 2005	N/A	N/A	Owned

Abraxas I Marienville, PA	204	Various	Youth Residential	Staff Secure	May 2005	N/A	N/A	Owned

Abraxas Ohio Shelby, OH	100	Various	Youth Residential	Staff Secure	June 2005	N/A	N/A	Owned

Abraxas Youth Center South Mountain, PA	72	PA Dept of Public Welfare	Youth Residential	Secure/ Staff Secure	June 2005	N/A	N/A	Leased

Camp Aspen	36	SC Dept. of Juvenile Justice	Youth Residential	Staff Secure	August 2014	1 year	Unlimited, One-year	Managed

Contact Interventions Wauconda, IL	32	Idle						Owned

DuPage Interventions Hinsdale, IL	36	Idle						Owned

Hector Garza Center San Antonio, TX	139	TYC	Youth Residential	Staff Secure	June 2005	N/A	N/A	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned

Leadership Development Program South Mountain, PA	128	Various	Youth Residential	Staff Secure	June 2005	N/A	N/A	Leased

Southern Peaks Regional Treatment Center Canon City, CO	136	Various	Youth Residential	Staff Secure	June 2005	N/A	N/A	Owned

Southwood Interventions Chicago, IL	80	IL DASA, City of Chicago, Medicaid	Youth Residential	Staff Secure	June 2005	N/A	N/A	Owned

Woodridge Interventions Woodridge, IL	90	IL DASA, Medicaid	Youth Residential	Staff Secure	June 2005	N/A	N/A	Owned

GEO Care — Youth Services:

Non-residential Facilities:

Abraxas Counseling Center Columbus, OH	175	Various	Youth Non- residential	Open	2008	N/A	N/A	Lease

Cleveland Counseling Center Cleveland, OH	75	Various	Youth Non-residential	Open	2014	N/A	N/A	Lease

Cincinnati Counseling Center Cincinnati, OH	125	City of Cincinnati	Youth Non- residential	Open	2012	N/A	N/A	Lease

Harrisburg Community-Based Programs Harrisburg, PA	77	Dauphin or Cumberland Counties	Youth Non- residential	Open	1995	N/A	N/A	Lease

Lehigh Valley Community-Based Programs Lehigh Valley, PA	30	Lehigh and Northampton Counties	Youth Non- residential	Open	1987	N/A	N/A	Lease

Mansfield Counseling Center, OH	25	Richland County, Ohio	Youth Non- residential	Open	2015	N/A	N/A	Lease

WorkBridge Pittsburgh, PA	690	Allegheny County	Youth Non- residential	Open	1987	N/A	N/A	Lease

The following table summarizes certain information with respect to our reentry Day Reporting Centers, which we refer to as DRCs. The information in the table includes the DRCs that we (or a subsidiary or joint venture of GEO) operated under a management contract or had an agreement to provide services as of December 31, 2017:

DRC Location	Number of reporting centers	Type of Customers	Commencement of current contract(s)	Base period	Renewal options	Manage only/ lease
Colorado (5)	7	State, County	Various, 2004 – 2012	Various, 1 year to 18 months	One to Four, One year	Lease

California	29	State, County	Various, 2007 – 2012	Various, 1 to 5 years	Varies	Lease or Manage only

New Jersey	5	State, County	2008	3 years	Two, One year	Lease

Pennsylvania	10	State, County	Various, 2006 – 2010	Various, 1 to 3 years	Indefinite, One year	Lease

Illinois	7	State, County	2003	5 years	One, Five year	Lease or Manage only

Kansas	1	County	2011	4 years	Four, One year	Lease

Louisiana	3	State	2010	1 year	Two, One year	Lease

Kentucky	1	County	2010	2 years	Three, One year	Lease

Virginia	1	State	2013	2 years	Three, One year	Lease

Customer Legend:

Abbreviation	Customer
AZ DOC	Arizona Department of Corrections
AK DOC	Alaska Department of Corrections
BOP	Federal Bureau of Prisons
CDCR	California Department of Corrections & Rehabilitation
CO DOC	Colorado Department of Corrections
FL DOC	Florida Department of Corrections
FL DMS	Florida Department of Management Services
GA DOC	Georgia Department of Corrections
ICE	U.S. Immigration & Customs Enforcement
IN DOC	Indiana Department of Correction
IGA	Inter-governmental Agreement
IL DASA	Illinois Department of Alcoholism and Substance Abuse
LA DOC	Louisiana Department of Corrections
NJ DOC	New Jersey Department of Corrections
NMCD	New Mexico Corrections Department
NSW	Commissioner of Corrective Services for New South Wales, Australia
OK DOC	Oklahoma Department of Corrections
PA DOC	Pennsylvania Department of Corrections
PNB	Province of New Brunswick
QLD DCS	Department of Corrective Services of the State of Queensland, Australia
RSA DCS	Republic of South Africa Department of Correctional Services
SD DOC	South Dakota Department of Corrections
TDCJ	Texas Department of Criminal Justice
TYC	Texas Youth Commission
UKBA	United Kingdom Border Agency
USMS	United States Marshals Service
VA DOC	Virginia Department of Corrections
VIC DOJ	Department of Justice of the State of Victoria, Australia
VT DOC	Vermont Department of Corrections
WA DOC	Washington Department of Corrections

(1)	Capacity as used in the table refers to operational capacity consisting of total beds for all facilities except for the seven Non-residential service centers under Youth Services for which we have provided service capacity which represents the number of juveniles that can be serviced daily.
(2)	For Youth Services Non-Residential Service Centers, the contract commencement date represents either the program start date or the date that the facility operations were acquired by our subsidiary. The service agreements under these arrangements provide for services on an as-contracted basis and there are no guaranteed minimum populations or management contracts with specified renewal dates. These arrangements are more perpetual in nature. For acquired operations, the commencement date is the original date of contract.
(3)	GEO provides services at these facilities through various Inter-Governmental Agreements, or IGAs, through the various counties and other jurisdictions.
(4)	The contract for this facility only requires GEO to provide maintenance services.
(5)	The Colorado Day Reporting Centers provide many of the same services as the full service Day Reporting Centers, but rather than providing these services through comprehensive treatment plans dictated by the governing authority, these services are provided on a fee for service basis. Such services may be connected to government agency contracts and would be reimbursed by those agencies. Other services are offered directly to offenders allowing them to meet court-ordered requirements and paid by the offender as the service is provided.

Government Contracts — Terminations, Renewals and Competitive Re-bids

Generally, we may lose our facility management contracts due to one of three reasons: the termination by a government customer with or without cause at any time; the failure by a customer to renew a contract with us upon the expiration of the then current term; or our failure to win the right to continue to operate under a contract that has been competitively re-bid in a procurement process upon its termination or expiration. Our facility management contracts typically allow a contracting governmental agency to terminate a contract with or without cause at any time by giving us written notice ranging from 30 to 180 days. If government agencies were to use these provisions to terminate, or renegotiate the terms of their agreements with us, our financial condition and results of operations could be materially adversely affected. See “Risk Factors —“We are subject to the loss of our facility management contracts, due to terminations, non-renewals or competitive re-bids, which could adversely affect our results of operations and liquidity, including our ability to secure new facility management contracts from other government customers”.

Aside from our customers’ unilateral right to terminate our facility management contracts with them at any time for any reason, there are two points during the typical lifecycle of a contract which may result in the loss by us of a facility management contract with our customers. We refer to these points as contract “renewals” and contract “re-bids.” Many of our facility management contracts with our government customers have an initial fixed term and subsequent renewal rights for one or more additional periods at the unilateral option of the customer. Because most of our contracts for youth services do not guarantee placement or revenue, we have not considered these contracts to ever be in the renewal or re-bid stage since they are more perpetual in nature. As such, the contracts for youth services are not considered as renewals or re-bids nor are they included in the table below. We count each government customer’s right to renew a particular facility management contract for an additional period as a separate “renewal.” For example, a five-year initial fixed term contract with customer options to renew for five separate additional one-year periods would, if fully exercised, be counted as five separate renewals, with one renewal coming in each of the five years following the initial term. As of December 31, 2017, 69 of our facility management contracts representing approximately 36,000 beds are scheduled to expire on or before December 31, 2018, unless renewed by the customer at its sole option in certain cases, or unless renewed by mutual agreement in other cases. These contracts represented 30.5% of our consolidated revenues for the year ended December 31, 2017. We undertake substantial efforts to renew our facility management contracts. Our average historical facility management contract renewal rate approximates 90%. However, given their unilateral nature, we cannot assure you that our customers will in fact exercise their renewal options under existing contracts. In addition, in connection with contract renewals, either we or the contracting government agency have typically requested changes or adjustments to contractual terms. As a result, contract renewals may be made on terms that are more or less favorable to us than those in existence prior to the renewals.

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

As of December 31, 2017, fifty-one of our facility management contracts representing 12.7% and $287.4 million of our 2017 consolidated revenues may be subject to competitive re-bid in 2018. The following table sets forth the number of facility management contracts that we currently believe will be subject to competitive re-bid in each of the next five years and thereafter, and the total number of beds relating to those potential competitive re-bid situations during each period:

Year	Re-bid	Total Number of Beds up for Re-bid
2018	51	11,433
2019	25	3,687
2020	20	6,673
2021	12	6,335
2022	14	2,932
Thereafter	55	37,738

Total	177	68,798

Competition

We compete primarily on the basis of the quality and range of services we offer; our experience domestically and internationally in the design, construction, and management of privatized correctional and detention facilities; our reputation; and our pricing. We compete directly with the public sector, where governmental agencies responsible for the operation of correctional, detention, youth services, community based services and reentry facilities are often seeking to retain projects that might otherwise be privatized. In the private sector, our U.S. Corrections & Detention and International Services business segments compete with a number of companies, including, but not limited to: Core Civic; Management and Training Corporation; Emerald Companies; LaSalle Southwest Corrections; Group 4 Securicor; Sodexo Justice Services (formerly Kaylx); and Serco. Our GEO Care business segment competes with a number of different small-to-medium sized companies, reflecting the highly fragmented nature of the youth services and community based services industry. BI’s electronic monitoring business competes with a number of companies, including, but not limited to: G4 Justice Services, LLC; Elmo-Tech, a 3M Company; and Pro-Tech, a 3M Company. Some of our competitors are larger and have more resources than we do. We also compete in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance.

Employees and Employee Training

At December 31, 2017, we had 18,512 full-time employees. Of our full-time employees, 646 were employed at our corporate headquarters and regional offices and 17,866 were employed at facilities and international offices. We employ personnel in positions of management, administrative and clerical, security, educational services, human services, health services and general maintenance at our various locations. Approximately 4,859 and 1,783 employees are covered by collective bargaining agreements in the United States and at international offices, respectively. We believe that our relations with our employees are satisfactory.

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

Of the reserves discussed above, our most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves are undiscounted and were $71.0 million and $51.6 million as of December 31, 2017 and 2016, respectively and are included in accrued expenses in the accompanying balance sheets. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially adversely impacted.

International Operations

Our international operations for fiscal years 2017, 2016 and 2015 consisted of the operations of our wholly-owned Australian subsidiaries, our wholly owned subsidiary in the United Kingdom, and South African Custodial Management Pty. Limited, our consolidated joint venture in South Africa, which we refer to as SACM. In Australia, our wholly-owned subsidiary, GEO Australia, currently manages five facilities. We operate one facility in South Africa through SACM. Our wholly-owned subsidiary in the United Kingdom, The GEO Group UK Ltd., operates the 217-bed Dungavel House Immigration Removal Centre located near Glasgow, Scotland. In September 2014, one of our Australian subsidiaries signed the Ravenhall Prison Project Agreement (“Ravenhall Contract”) with the State of Victoria for the development and operation of a new 1,300-bed facility in Ravenhall, a locality near Melbourne, Australia under a Public-Private Partnership financing structure. The facility has the capacity to house 1,300 inmates should the State of Victoria have the need for additional beds in the future. The design and construction phase of the agreement began in September 2014 and was completed during the fourth quarter of 2017. See Item 7 for more discussion related to the results of our international operations. Financial information about our operations in different geographic regions appears in Note-15 Business Segments and Geographic Information in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Business Concentration

Except for the major customers noted in the following table, no other single customer made up greater than 10% of our consolidated revenues, excluding discontinued operations, for these years.

Customer	2017	2016	2015
Various agencies of the U.S. Federal Government:	48%	48%	45%

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

We will also be subject to a federal corporate level tax at the highest regular corporate rate (35% prior to 2018 and 21% after 2017) on the gain recognized from a sale of assets occurring during our first five years as a REIT, up to the amount of the built-in gain that existed on January 1, 2013, which is based on the fair market value of those assets in excess of our tax basis as of January 1, 2013. Furthermore, we will be subject to a federal corporate level tax at the highest regular corporate rate on the gain recognized from a sale of assets we acquired in connection with the CEC acquisition if a sale of such assets occurs during the applicable five-year period following our acquisition of CEC. Gain from a sale of an asset occurring after the specified period ends will not be subject to this corporate level tax. We currently do not expect to sell any asset if the sale would result in the imposition of a material tax liability. We cannot, however, assure you that we will not change our plans in this regard.

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

Changes to U.S. federal income tax laws could materially and adversely affect us and our shareholders.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (the “Treasury”). Additionally, legislative bills or proposals have been introduced from time to time with the aim of limiting or restricting the types of industries or companies that can qualify as a REIT. New legislation, Treasury regulations, administrative interpretations or court decisions implemented or adopted in the future could significantly and negatively affect our ability to qualify as a REIT or the U.S. federal income tax consequences to our investors and us of such qualification. The recently enacted Tax Cuts and Jobs Act made substantial changes to the Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various currently allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), certain additional limitations on the deduction of net operating losses, and preferential rates of taxation on most ordinary REIT dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers. The effect of these, and the many other, changes made in the Tax Cuts and Jobs Act is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets or market conditions generally. Furthermore, many of the provisions of the Tax Cuts and Jobs Act will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. There may also be technical corrections legislation proposed with respect to the Tax Cuts and Jobs Act, the effect and timing of which cannot be predicted and may be adverse to us or our shareholders. Additionally, the Treasury, the IRS and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Cuts and Jobs Act will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the Tax Cuts and Jobs Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made. You are urged to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.

Risks Related to Our High Level of Indebtedness

Our level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt service obligations.

We have a significant amount of indebtedness. Our total consolidated indebtedness as of December 31, 2017 was approximately $2.2 billion, excluding non-recourse debt of $394.0 million and capital lease obligations of

$7.4 million. As of December 31, 2017, we had $70.1 million outstanding in letters of credit and $270.6 million in borrowings outstanding under our revolver. Also as of December 31, 2017, we had the ability to borrow $559.3 million under our revolver, after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under our senior credit facility with respect to the incurrence of additional indebtedness. At December 31, 2017, we also had approximately AUD 100 million in letters of credit outstanding under our Australian letter of credit facility in connection with certain performance guarantees related to the Ravenhall Prison Project. We also have the ability to increase our senior credit facility by an additional $450 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

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

As of December 31, 2017, we were developing a number of projects that we estimate will cost approximately $251.3 million, of which $101.9 million was spent through December 31, 2017. We estimate our remaining capital requirements to be approximately $149.4 million, which we anticipate will be spent through 2019. Capital expenditures related to facility maintenance costs are expected to be approximately $23 million for 2018. We intend to finance these and future projects using our own funds, including cash on hand, cash flow from operations and borrowings under the revolver. In addition to these current estimated capital requirements for 2018, we are currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2018 could materially increase. As of December 31, 2017, we had the ability to borrow $559.3 million under the revolver after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under the Senior credit facility. In addition, we have the ability to increase the senior credit facility by an additional $450 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions thereunder. While we believe we currently have adequate borrowing capacity under our senior credit facility to fund our operations and all of our committed capital expenditure projects, we may need additional borrowings or financing from other sources in order to complete potential capital expenditures related to new projects in the future. We cannot assure you that such borrowings or financing will be made available to us on satisfactory terms, or at all. In addition, the large capital commitments that these projects will require over the next 12-18 month period may materially strain our liquidity and our borrowing capacity for other purposes. Capital constraints caused by these projects may also cause us to have to entirely refinance our existing indebtedness or incur more indebtedness. Such financing may have terms less favorable than those we currently have in place, or not be available to us at all. In addition, the concurrent development of these and other large capital projects exposes us to material risks. For example, we may not complete some or all of the projects on time or on budget, which could cause us to absorb any losses associated with any delays.

Despite current indebtedness levels, we may still incur more indebtedness, which could further exacerbate the risks described above.

The terms of the indentures governing the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 and our senior credit facility restrict our ability to incur but do not prohibit us from incurring significant additional indebtedness in the future. As of December 31, 2017, we had the ability to borrow an additional $559.3 million under the revolver portion of our senior credit facility after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under the senior credit facility. We also would have the ability to increase the senior credit facility by an additional $450 million, subject to lender demand, prevailing market conditions and satisfying relevant borrowing conditions. Also, we may refinance all or a portion of our indebtedness, including borrowings under our senior credit facility, the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024. The terms of such refinancing may be less restrictive and permit us to incur more indebtedness than we can now. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face related to our significant level of indebtedness could intensify.

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

Borrowings under our Senior Credit Facility bear interest at a variable rate. As a result, to the extent our exposure to increases in interest rates is not eliminated through interest rate protection agreements, such increases will result in higher debt service costs which will adversely affect our cash flows. We currently do not have interest rate protection agreements in place to protect against interest rate fluctuations on borrowings under our Senior Credit Facility. As of December 31, 2017, we had $1,064.6 million of indebtedness outstanding under our Senior Credit Facility, and a one percent increase in the interest rate applicable to the Senior Credit Facility would increase our annual interest expense by approximately $10.6 million. In addition, an increase in market interest rates may lead holders of our common stock to demand a higher yield on their shares from distributions by us, which could adversely affect the market price for our common stock.

We depend on distributions from our subsidiaries to make payments on our indebtedness. These distributions may not be made.

A substantial portion of our business is conducted by our subsidiaries. Therefore, our ability to meet our payment obligations on our indebtedness is substantially dependent on the earnings of certain of our subsidiaries and the payment of funds to us by our subsidiaries as dividends, loans, advances or other payments. Our subsidiaries are separate and distinct legal entities and, unless they expressly guarantee any indebtedness of ours, they are not obligated to make funds available for payment of our indebtedness in the form of loans, distributions or otherwise. Our subsidiaries’ ability to make any such loans, distributions or other payments to us will depend on their earnings, business results, the terms of their existing and any future indebtedness, tax considerations and legal or contractual restrictions to which they may be subject. If our subsidiaries do not make such payments to us, our ability to repay our indebtedness may be materially adversely affected. For the year ended December 31, 2017, our subsidiaries accounted for 69.6% of our consolidated revenues, and as of December 31, 2017, our subsidiaries accounted for 92.4% of our total assets.

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

From time to time, we may not have a management contract with a customer to operate existing beds or new beds at facilities that we are currently in the process of renovating and expanding. While we will always strive to work diligently with a number of different customers for the use of these beds, we cannot assure you that a contract for the beds will be secured on a timely basis, or at all. While a facility or new beds at a facility are vacant, we incur carrying costs. We are currently marketing approximately 5,400 vacant beds at four of our idle facilities to potential customers. The annual carrying cost of idle facilities in 2018 is estimated to be $18.8 million, including depreciation expense of $4.6 million, if the facilities remain vacant during 2018. At December 31, 2017, these facilities had a net book value of $139.6 million. Failure to secure a management contract for a facility or expansion project could have a material adverse impact on our financial condition, results of operations and/or cash flows. We review our facilities for impairment whenever events or changes in circumstances indicate the net book value of the facility may not be recoverable. Impairment charges taken on our facilities could require material charges to our results of operations. In addition, in order to secure a management contract for these beds, we may need to incur significant capital expenditures to renovate or further expand the facility to meet potential clients’ needs.

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

As of December 31, 2017, fifty-one of our facility management contracts representing $287.4 million (or 12.7%) of our consolidated revenues for the year ended December 31, 2017 are subject to competitive re-bid in 2018. While we are pleased with our historical win rate on competitive re-bids and are committed to continuing to bid competitively on appropriate future competitive re-bid opportunities, we cannot in fact assure you that we will prevail in future re-bid situations. Also, we cannot assure you that any competitive re-bids we win will be on terms more favorable to us than those in existence with respect to the expiring contract.

For additional information on facility management contracts that we currently believe will be competitively re-bid during each of the next five years and thereafter, please see “Business — Government Contracts —Terminations, Renewals and Competitive Re-bids”. The loss by us of facility management contracts due to terminations, non-renewals or competitive re-bids could materially adversely affect our financial condition, results of operations and liquidity, including our ability to secure new facility management contracts from other government customers.

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

We have a substantial amount of goodwill and other intangible assets resulting from business acquisitions. As of December 31, 2017, we had $1,034.3 million of goodwill and other intangible assets. At least annually, or whenever events or changes in circumstances indicate a potential impairment in the carrying value as defined by Generally Accepted Accounting Principles in the United States of America, or U.S. GAAP, we will evaluate this goodwill for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Estimated fair values could change if there are changes in our capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. Impairments of goodwill or other intangible assets could require material non-cash charges to our results of operations.

Our growth depends on our ability to secure contracts to develop and manage new correctional, detention and community based facilities and to secure contracts to provide electronic monitoring services, community-based reentry services and monitoring and supervision services, the demand for which is outside our control.

Our growth is primarily dependent upon our ability to obtain new contracts to develop and/or manage correctional, detention, and community based facilities under public-private partnerships. Additionally, our growth is generally dependent upon our ability to obtain new contracts to offer electronic monitoring services, provide community-based reentry services and provide monitoring and supervision services. Demand for new public-private partnership facilities in our areas of operation may decrease and our potential for growth will depend on a number of factors we cannot control, including overall economic conditions, governmental and public acceptance of public-private partnerships, government budgetary constraints, and the number of facilities available for public-private partnerships.

In particular, the demand for our correctional and detention services, electronic monitoring services, community-based reentry services and monitoring and supervision services could be affected by changes in existing policies which adversely impact the need for and acceptance of public-private partnerships across the correctional, detention, and community reentry services spectrum. Various factors outside our control could adversely impact the growth of our GEO Care business, including government customer resistance to the public-private partnerships for residential community based facilities, and changes to Medicaid and similar reimbursement programs.

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

We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. Of our governmental partners, four customers, through multiple individual contracts, accounted for 47.7% and 47.6% of our consolidated revenues for the years ended December 31, 2017 and 2016, respectively. In addition, three federal governmental agencies with correctional and detention responsibilities, the Bureau of Prisons, ICE, and the U.S. Marshals Service, accounted for 47.3% and 47.2% of our total consolidated revenues for the years ended December 31, 2017 and 2016, respectively, through multiple individual contracts, with the Bureau of Prisons accounting for 13.2% and 14.0% of our total consolidated revenues for such years, ICE accounting for 23.9% and 23.1% of our total consolidated revenues for such years, and the U.S. Marshals Service accounting for 10.2% and 10.1% of our total consolidated revenues for such years. However, no individual contract with these clients accounted for more than 5.0% of our total consolidated revenues for such years. Government agencies from the State of Florida accounted for 5.2% of our total consolidated revenues for each of the years ended December 31, 2017 and 2016, through multiple individual contracts.

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

Our governmental customers may also from time to time adopt, implement or modify certain policies or directives that may adversely affect our business. Our federal, state or local governmental partners may in the future choose to undertake a review of their utilization of privately operated facilities, or may cancel or decide not to renew our existing contracts with them. The loss of, or a significant decrease in, our current contracts with the BOP, ICE, the U.S. Marshals Service, the State of Florida or any other significant customers could seriously harm our financial condition and results of operations. We expect these federal and state agencies and a relatively small group of other governmental customers to continue to account for a significant percentage of our revenues.

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

State budgets continue their slow to moderate recovery. According to the National Conference of State Legislatures, the outlook for state budgets is stable. Revenue performance is positive, and expenditure overruns are relatively modest. Overall, most state officials anticipate a slow and steady improvement in state finances. As of December 31, 2017, GEO Corrections had 10 state clients and GEO Care had 16 state clients: Florida, Georgia, Arkansas, Louisiana, Colorado, Maryland, Missouri, Virginia, Iowa, Indiana, Kentucky, Illinois, Oklahoma, Nevada, Delaware, New Jersey, North Carolina, South Carolina, Montana, New Mexico, Arizona, Maine, Vermont, Pennsylvania, Texas and California. If state budgetary conditions deteriorate, our 26 state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts with those customers on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. In addition, budgetary constraints in states that are not our current customers could prevent those states from using public-private partnerships for correctional, detention or community based service opportunities that we otherwise could have pursued.

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

Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the contracting governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have a material adverse effect on our cash flow and financial condition, which may make it difficult to satisfy our payment obligations on our indebtedness, including the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022, the 5.875% Senior Notes due 2024 and the Senior Credit Facility, in a timely manner. In addition, as a result of, among other things, recent economic developments, domestically, at federal, state and local governments have encountered, and may continue to encounter, unusual budgetary constraints. As a result, a number of state and local governments may be under pressure to control additional spending or reduce current levels of spending which could limit or eliminate appropriations for the facilities that we operate. Additionally, as a result of these factors, we may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. Budgetary limitations may also make it more difficult for us to renew our existing contracts on favorable terms or at all. Further, a number of states and foreign governments in which we operate may experience budget constraints for fiscal year 2018. We cannot assure you that these constraints would not result in reductions in per diems, delays in payment for services rendered or unilateral termination of contracts.

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

The nature of our business exposes us to various types of third-party legal claims, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to the federal Trafficking Victims Protection Act. product liability claims, intellectual property infringement claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with our facilities, programs, electronic monitoring products, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. In addition, our management contracts generally require us to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. We maintain insurance coverage for these general types of claims, except for claims relating to employment matters, for which we carry no insurance. However, we generally have high deductible payment requirements on our primary insurance policies, including our general liability insurance, and there are also varying limits on the maximum amount of our overall coverage. As a result, the insurance we maintain to cover the various liabilities to which we are exposed may not be adequate. Any losses relating to matters for which we are either uninsured or for which we do not have adequate insurance could have a material adverse effect on our business, financial condition or results of operations. In addition, any losses relating to employment matters could have a material adverse effect on our business, financial condition or results of operations. To the extent the events serving as a basis for any potential claims are alleged or determined to constitute illegal or criminal activity, we could also be subject to criminal liability. Such liability could result in significant monetary fines and could affect our ability to bid on future contracts and retain our existing contracts.

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

For the year ended December 31, 2017, our international operations accounted for approximately 14% of our consolidated revenues from operations. We face risks associated with our operations outside the United States. These risks include, among others, political and economic instability, exchange rate fluctuations, taxes, duties and the laws or regulations in those foreign jurisdictions in which we operate. In the event that we experience any difficulties arising from our operations in foreign markets, our business, financial condition and results of operations may be materially adversely affected.

We conduct certain of our operations through joint ventures or consortiums, which may lead to disagreements with our joint venture partners or business partners and adversely affect our interest in the joint ventures or consortiums.

We conduct our operations in South Africa through our consolidated joint venture, SACM, and through our 50% owned and unconsolidated joint venture South African Custodial Services Pty. Limited, referred to as SACS. We conduct our prisoner escort and related custody services in the United Kingdom through our 50% owned and unconsolidated joint venture in GEO Amey PECS Limited, which we refer to as GEOAmey. We may enter into additional joint ventures in the future. Although we have the majority vote in our consolidated joint venture, SACM, through our ownership of 62.5% of the voting shares, we share equal voting control on all significant matters to come before SACS. We also share equal voting control on all significant matters to come before GEOAmey. We are conducting certain operations in Victoria, Australia through a consortium comprised of our wholly owned subsidiary, GEO Australia, John Holland Construction and Honeywell. The consortium developed a new 1,300 bed prison in Ravenhall, a location near Melbourne, Australia. These joint venture partners, as well as any future partners, may have interests that are different from ours which may result in conflicting views as to the conduct of the business of the joint venture or consortium. In the event that we have a disagreement with a joint venture partner or consortium business partner as to the resolution of a particular issue to come before the joint venture or consortium, or as to the management or conduct of the business of the joint venture or consortium in general, we may not be able to resolve such disagreement in our favor and such disagreement could have a material adverse effect on our interest in the joint venture or consortium or the business of the joint venture or consortium in general.

We are dependent upon our senior management and our ability to attract and retain sufficient qualified personnel.

We are dependent upon the continued service of each member of our senior management team, including George C. Zoley, Ph.D., our Chairman and Chief Executive Officer, Brian R. Evans, our Chief Financial Officer, J. David Donahue, our Senior Vice President, and President, U.S. Corrections & Detention, Ann Schlarb, our Senior Vice President and President, GEO Care, David Venturella, our Senior Vice President, Business Development and also our other executive officers at the Vice President level and above. The unexpected loss of Dr. Zoley, Mr. Evans or any other key member of our senior management team could materially adversely affect our business, financial condition or results of operations.

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

At December 31, 2017, approximately 36% of our workforce was covered by collective bargaining agreements and, as of such date, collective bargaining agreements with approximately 13% of our employees were set to expire in less than one year. While only approximately 36% of our workforce schedule is covered by collective bargaining agreements, increases in organizational activity or any future work stoppages could have a material adverse effect on our business, financial condition, or results of operations.

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

Certain segments of our business depend significantly on effective information systems. As with all companies that utilize information technology, we are vulnerable to negative impacts if information is inadvertently interrupted, delayed, compromised or lost. We routinely process, store and transmit large amounts of data for our clients. We continually work to update and maintain effective information systems. Despite the security measures we have in place and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. For example, several well-known companies have over the last several years disclosed high-profile security breaches, involving sophisticated and highly targeted attacks on their company’s infrastructure or their customers’ data, which were not recognized or detected until after such companies had been affected notwithstanding the preventative measures they had in place. Any security breach or event resulting in the interruption, delay or failure of our services or information systems, or the misappropriation, loss, or other unauthorized disclosure of client data or confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business, result in lost business or otherwise adversely affect our results of operations.

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

Sales of shares of our common stock, or the perception that such sales could occur, could adversely affect the price for our common stock. As of December 31, 2017, there were 187,500,000 shares of common stock authorized under our Articles of Incorporation, of which 124,008,303 shares were outstanding. Our Board of Directors may authorize the issuance of additional authorized but unissued shares of our common stock or other authorized but unissued securities of ours at any time, including pursuant to equity incentive plans and stock purchase plans.

In September 2014, we filed with the Securities and Exchange Commission (“SEC”) an automatic shelf registration statement on Form S-3. On November 10, 2014, in connection with the shelf registration, we filed with the SEC a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $150 million through sales agents. Sales of shares of our common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. On September 12, 2017, the shelf registration expired. On October 20, 2017, we filed with the SEC a new automatic shelf registration on Form S-3. Under this new shelf registration, we may, from time to time, sell any combination of securities described in the prospectus in one or more offerings. Each time that we may sell securities, we will provide a prospectus supplement that will contain specific information about the terms of that offering and the securities being offered.

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

Our stock buyback program could increase the volatility of the price of our common stock.

In February 2018, our Board of Directors approved a stock buyback program authorizing us to repurchase up to a maximum of $200.0 million of our shares of common stock through October 20, 2020. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in our indentures and Senior Credit Facility. Under the terms of our Senior Credit Facility, we currently have approximately $120.0 million of immediate, available capacity for repurchases under the stock buyback program. Based on internal forecasts, we believe we will have adequate availability to complete the $200.0 million stock buyback program well in advance of the program’s expiration. There can be no assurance that we will buy shares of our common stock or the timeframe for repurchases under our stock buyback program or that any repurchases will have a positive impact on our stock price or earnings per share. Important factors that could cause us to discontinue or decrease our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock buyback program, and the availability of funds necessary to continue purchasing stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our corporate offices which are located in Boca Raton, Florida, under a lease agreement which was amended in November 2015. The current lease expires in March 2019 and has two 5-year renewal options, which if exercised will result in a maximum term ending in March 2029. In 2016, the Company purchased land in Boca Raton, Florida to construct a new corporate office building which is expected to be completed in the fourth quarter of 2018. In addition, we lease office space for our eastern regional office in Charlotte, North Carolina; our central regional office in San Antonio, Texas; our western regional office in Los Angeles, California; and our youth services division in Pittsburgh, Pennsylvania. As a result of the BI acquisition in February 2011 and the Protocol acquisition in February 2014, we are also currently leasing office space in Boulder, Colorado and Aurora, Illinois, respectively. We also lease office space in Sydney and Melbourne, Australia, and in Sandton, South Africa, through our overseas affiliates to support our Australian, and South African operations, respectively. We consider our office space adequate for our current operations.

See the Facilities and Day Reporting Centers listing under Item 1 for a list of the correctional, detention and reentry properties we own or lease in connection with our operations.

Item 3.	Legal Proceedings

The information required herein is incorporated by reference from Note 17 — Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “GEO.” The following table shows the high and low prices for our common stock, as reported by the New York Stock Exchange, for each of the four quarters of 2017 and 2016. The prices shown have been rounded to the nearest $1/100 and have been retroactively adjusted to reflect the effects of our 3-for-2 stock split. As of February 21, 2018 we had 634 shareholders of record. Shareholders of record does not include shareholders of shares held in “Street name”.

	2017		2016
Quarter	High	Low	High	Low
First	$32.95	$23.90	$23.11	$17.39
Second	34.32	28.88	23.08	20.77
Third	31.03	24.72	23.39	13.01
Fourth	27.44	23.06	23.95	15.25

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

During the years ended December 31, 2017 and 2016 we declared and paid the following regular cash distributions to our shareholders which were treated as qualified and non-qualified ordinary income dividends and non dividend distributions for federal income tax purposes as stated below (retroactively adjusted to reflect the effects of our 3-for-2 stock split):

				Ordinary Dividends			Capital Gains
Declaration Date	Payment Date	Record Date	Distribution per share	Total	Qualified (1)	Non-Qualified	Total	Unrecaptured Section 1250	Long Term	Non Dividend Distributions (2)	Aggregate Payment Amount (in millions)
February 3, 2016	February 26, 2016	February 16, 2016	0.43	0.3380015	0.0493613	0.2886402	—	—	—	0.0953319	48.5
April 20, 2016	May 12, 2016	May 2, 2016	0.43	0.3380015	0.0493613	0.2886402	—	—	—	0.0953319	48.7
July 20, 2016	August 12, 2016	August 1, 2016	0.43	0.3380015	0.0493613	0.2886402	—	—	—	0.0953319	48.7
October 18, 2016	November 10, 2016	October 31, 2016	0.43	0.3380015	0.0493613	0.2886402	—	—	—	0.0953319	48.8

Totals			$1.73	$1.3520060	$0.1974452	$1.1545608	$—	$—	$—	$0.3813276	$194.7

Percentage			100.0%	78.0%	14.6%	85.4%	0.0%	0.0%	0.0%	22.0%
February 6, 2017	February 27, 2017	February 17, 2017	0.47	0.2644024	0.0175622	0.2468402	—	—	—	0.2025975	52.5
April 25, 2017	May 19, 2017	May 9, 2017	0.47	0.2661010	0.0176751	0.2484259	—	—	—	0.2038990	58.4
July 10, 2017	July 28, 2017	July 21, 2017	0.47	0.2661010	0.0176751	0.2484259	—	—	—	0.2038990	58.3
October 12, 2017	October 30, 2017	October 23, 2017	0.47	0.2661010	0.0176751	0.2484259	—	—	—	0.2038990	58.3

Totals			$1.88	$1.0627054	$0.0705875	$0.9921179	$—	$—	$—	$0.8142945	$227.5

Percentage			100.0%	56.6%	6.6%	93.4%	0.0%	0.0%	0.0%	43.4%

(1)	Qualified Dividends represents the portion of the Total Ordinary Dividends which constitutes a “Qualified Dividend”, as defined by the Internal Revenue Service.
(2)	The amount constitutes a “Return of Capital”, as defined by the Internal Revenue Service.

We intend to continue paying regular quarterly cash dividends consistent with our stated expectation to pay at least 75% of our adjusted funds from operations (“AFFO”) in dividends with a goal to increase our dividend payout ratio over time. The amount, timing and frequency of our future dividends will be at the sole discretion of the Board of Directors based upon the factors mentioned above.

In addition to these factors, the indentures governing our 6.00% Senior Notes, 5.125% Senior Notes, 5.875% Senior Notes due 2024, 5.875% Senior Notes due 2022 and our senior credit facility also place material restrictions on our ability to pay dividends. See the Liquidity and Capital Resources section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 — Debt in “Item 8 — Financial Statements and Supplementary Data”, for further description of these restrictions. We believe we have the ability to continue to fund our working capital, our debt service requirements, and our maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

Performance Graph

The following performance graph compares the performance of our common stock to the Russell 2000, the S&P 500 Commercial Services and Supplies Index, and the MSCI U.S. REIT Index and is provided in accordance with Item 201(e) of Regulation S-K.

Comparison of Five-Year Cumulative Total Return*

The GEO Group, Inc., Russell 2000,

S&P 500 Commercial Services and Supplies Index

and MSCI U.S. REIT Index

(Performance through December 31, 2017)

Date	The GEO Group, Inc.	Russell 2000	S&P 500 Commercial Services and Supplies	MSCI U.S. REIT Index
December 31, 2012	$100.00	$100.00	$100.00	$100.00
December 31, 2013	$121.28	$137.00	$129.03	$98.61
December 31, 2014	$162.14	$141.84	$143.99	$123.54
December 31, 2015	$124.83	$133.74	$140.97	$121.68
December 31, 2016	$169.84	$159.78	$158.69	$126.82
December 31, 2017	$178.46	$180.79	$173.67	$127.90

Assumes $100 invested on December 31, 2012 in our common stock and the respective Index.

*	Total return assumes reinvestment of dividends.

Item 6.	Selected Financial Data

The following table sets forth historical financial data as of and for each of the five years in the period ended December 31, 2017. The selected consolidated financial data should be read in conjunction with our “Management Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to the consolidated financial statements (in thousands, except per share and operational data). Outstanding share and per-share amounts disclosed for all periods presented have been retroactively adjusted to reflect the effects of our 3-for-2 stock split.

Year Ended:	2017	2016	2015	2014	2013
Results of Continuing Operations:
Revenues	$2,263,420	$2,179,490	$1,843,307	$1,691,620	$1,522,074
Operating income from continuing operations	248,285	265,584	235,729	234,731	185,484
Income from continuing operations	$146,024	$148,498	$139,315	$143,840	$117,462

Income from continuing operations per common share attributable to The GEO Group, Inc.:
Basic:	$1.22	$1.34	$1.26	$1.99	$1.65

Diluted:	$1.21	$1.33	$1.25	$1.98	$1.64

Weighted Average Shares Outstanding:
Basic	120,095	111,065	110,544	108,405	106,674
Diluted	120,814	111,485	110,993	108,821	107,408
Cash Dividends per Common Share:
Cash Dividends	$1.88	$1.73	$1.67	$1.55	$1.37
Financial Condition:
Current assets	$579,709	$697,669	$438,346	$377,406	$384,345
Current liabilities	369,563	504,058	278,624	254,075	223,125
Total assets	4,226,908	3,749,409	3,462,227	3,002,208	2,889,364
Long-term debt, including current portion (excluding non-recourse debt and capital leases and unamortized debt issuance costs)	2,217,287	1,957,530	1,878,870	1,465,921	1,488,721
Total Shareholders’ equity	$1,198,919	$974,957	$1,006,837	$1,045,993	$1,023,976
Operational Data:
Facilities in operation	141	104	104	92	86
Operational capacity of contracts (1)	88,272	83,599	83,878	75,302	66,130
Compensated mandays (2)	27,321,685	24,843,516	23,841,256	22,390,904	20,867,016

(1)	Represents the number of beds primarily from correction and detention facilities and excludes idle facilities and beds under development
(2)	Compensated mandays are calculated as follows: (a) for per diem rate facilities — the number of beds occupied by residents on a daily basis during the fiscal year; and (b) for fixed rate facilities — the capacity of the facility multiplied by the number of days the facility was in operation during the fiscal year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are a real estate investment trust specializing in the ownership, leasing and management of correctional, detention and reentry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa, and the United Kingdom. We own, lease and operate a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, and community based reentry facilities. We offer counseling, education and/or treatment to inmates with alcohol and drug abuse problems at most of the domestic facilities we manage. We are also a provider of innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. Additionally, we have an exclusive contract with ICE to provide supervision and reporting services designed to improve the participation of non-detained aliens in the immigration court system. We develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency. We also provide secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through our joint venture GEOAmey.

As of December 31, 2017, our worldwide operations included the management and/or ownership of approximately 96,000 beds at 141 correctional, detention and reentry facilities, including idle facilities and projects under development and also included the provision of servicing of more than 185,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

For the years ended December 31, 2017, 2016 and 2015, we had consolidated revenues of $2.3 billion, $2.2 billion and $1.8 billion, respectively, and we maintained an average company wide facility occupancy rate of 91.2% including 88,272 active beds and excluding 7,846 idle beds and beds under development for the year ended December 31, 2017, and 93.4% including 83,599 active beds and excluding 3,538 idle beds and beds under development for the year ended December 31, 2016.

REIT Conversion

We have been a leading owner, lessor and operator of correctional, detention and reentry facilities and provider of community-based services and youth services in the industry since 1984 and began operating as a REIT for federal income tax purposes effective January 1, 2013. As a result of the REIT conversion, we reorganized our operations and moved non-real estate components into TRSs. Through the TRS structure, the portion of our businesses which are non-real estate related, such as our managed-only contracts, international operations, electronic monitoring services, and other non-residential and community based facilities, are part of wholly-owned taxable subsidiaries of the REIT. Most of our business segments, which are real estate related and involve company-owned and company-leased facilities, are part of the REIT. The TRS structure allows us to maintain the strategic alignment of almost all of our diversified business segments under one entity. The TRS assets and operations will continue to be subject to federal and state corporate income taxes and to foreign taxes as applicable in the jurisdictions in which those assets and operations are located.

As a REIT, we are required to distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain) and we began paying regular distributions in 2013. We declared and paid the following regular REIT distributions to our shareholders for the years ended December 31, 2017, 2016 and 2015 which were treated for federal income taxes as follows (retroactively adjusted to reflect the effects of our 3-for-2 stock split):

				Ordinary Dividends
Declaration Date	Payment Date	Record Date	Distribution Per Share	Qualified(1)	Non-Qualified	Nondividend Distributions(2)	Aggregate Payment Amount (millions)
February 6, 2015	February 27, 2015	February 17, 2015	$0.41	$0.0353166	$0.2759814	$0.1020353	$46.0
April 29, 2015	May 21, 2015	May 11, 2015	$0.41	$0.0353166	$0.2759814	$0.1020353	$46.3
July 31, 2015	August 24, 2015	August 14, 2015	$0.41	$0.0353166	$0.2759814	$0.1020353	$46.3
November 3, 2015	November 25, 2015	November 16, 2015	$0.43	$0.0370254	$0.2893354	$0.1069725	$48.5
February 3, 2016	February 26, 2016	February 16, 2016	$0.43	$0.0493613	$0.2886402	$0.0953319	$48.5
April 20, 2016	May 12, 2016	May 2, 2016	$0.43	$0.0493613	$0.2886402	$0.0953319	$48.7
July 20, 2016	August 12, 2016	August 1, 2016	$0.43	$0.0493613	$0.2886402	$0.0953319	$48.7
October 18, 2016	November 10, 2016	October 31, 2016	$0.43	$0.0493613	$0.2886402	$0.0953319	$48.8
February 6, 2017	February 27, 2017	February 17, 2017	$0.47	$0.0175622	$0.2468402	$0.2025975	$52.5
April 25, 2017	May 19, 2017	May 9, 2017	$0.47	$0.0176751	$0.2484259	$0.2038990	$58.4
July 10, 2017	July 28, 2017	July 21, 2017	$0.47	$0.0176751	$0.2484259	$0.2038990	$58.3
October 12, 2017	October 30, 2017	October 23, 2017	$0.47	$0.0176751	$0.2484259	$0.2038990	$58.3

(1)	The amount constitutes a “Qualified Dividend”, as defined by the Internal Revenue Service.
(2)	The amount constitutes a “Return of Capital”, as defined by the Internal Revenue Service.

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

Construction revenues are recognized from our contracts with certain customers to perform construction and design services (“project development services”) for various facilities. In these instances, we act as the primary developer and subcontract with bonded National and/or Regional Design Build Contractors. These construction revenues are recognized as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to the estimated total cost for each contract. Provisions for estimated losses on uncompleted contracts and changes to cost estimates are made in the period in which we determine that such losses and changes are probable. Typically, we enter into fixed price contracts and do not perform additional work unless approved change orders are in place. Costs attributable to unapproved change orders are expensed in the period in which the costs are incurred if we believe that it is not probable that the costs will be recovered through a change in the contract price. If we believe that it is probable that the costs will be recovered through a change in the contract price, costs related to unapproved change orders are expensed in the period in which they are incurred, and contract revenue is recognized to the extent of the costs incurred. Revenue in excess of the costs attributable to unapproved change orders is not recognized until the change order is approved. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. For the years ended December 31, 2017, 2016 and 2015, there have been no changes in job performance, job conditions and estimated profitability that would require a revision to the estimated costs and income related to project development services. As the primary contractor, we are exposed to the various risks associated with construction, including the risk of cost overruns. Accordingly, we record our construction revenue on a gross basis and include the related cost of construction activities in Operating Expenses.

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

Of the insurance policies discussed above, our most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves are undiscounted and were $71.0 million and $51.6 million as of December 31, 2017 and 2016, respectively and are included in accrued expenses in the accompanying balance sheets. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially adversely impacted.

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

The U.S. Tax Cut and Jobs Act (“Tax Act”) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory corporate tax rate of our Taxable REIT Subsidiaries from 35% to 21% and creates new taxes on certain foreign sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. In addition, in 2017 the Tax Act provides for a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax. While we have foreign operations we have provisionally identified that there is no transition tax due. Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the Tax Act.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 31, 2017. As we collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact the provision for income taxes and the effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the enactment of the Tax Act will be completed in 2018.

Additionally, we must use significant judgment in addressing uncertainties in the application of complex tax laws and regulations. If actual circumstances differ from our assumptions, adjustments to the carrying value of deferred tax assets or liabilities may be required, which may result in an adverse impact on the results of our operations and our effective tax rate. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. We have not made any significant changes to the way we account for our deferred tax assets and liabilities in any year presented in the consolidated financial statements, except for the adoption of ASU 2015-17, “Income Taxes,” which requires that all deferred income tax assets and liabilities be classified as non-current in a classified statement of position. Based on our estimate of future earnings and our favorable earnings history, we currently expect full realization of the deferred tax assets net of any recorded valuation allowances. Furthermore, tax positions taken by us may not be fully sustained upon examination by the taxing authorities. In determining the adequacy of our provision (benefit) for income taxes, potential settlement outcomes resulting from income tax examinations are regularly assessed. As such, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be estimated with certainty.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 50 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the assessment indicates that assets will be used for a longer or shorter period than previously anticipated, the useful lives of the assets are revised, resulting in a change in estimate. We have not made any changes in estimates during the years ended December 31, 2017, 2016 and 2015. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of company-owned correctional and detention facilities. Cost for self-constructed correctional and detention facilities includes direct materials and labor, capitalized interest and certain other indirect costs associated with construction of the facility, such as property taxes, other indirect labor and related benefits and payroll taxes. The Company begins the capitalization of costs during the pre-construction phase, which is the period during which costs are incurred to evaluate the site, and continues until the facility is substantially complete and ready for occupancy. Labor costs capitalized for the years ended December 31, 2017, 2016 and 2015 were not significant. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.

Asset Impairments

The Company had property and equipment of $2.1 billion as of December 31, 2017 and 2016, including approximately 5,400 vacant beds at five idle facilities with a carrying value of $139.6 million which are being marketed to potential customers as of December 31, 2017, excluding equipment and other assets that can be easily transferred for use at other facilities.

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

We test idle facilities for impairment upon notification that the facilities will no longer be utilized by the customer. If a long-lived asset is part of a group that includes other assets, the unit of accounting for the long-lived asset is its group. Generally, we group assets by facility for the purpose of considering whether any impairment exists. The estimates of recoverability are based on projected undiscounted cash flows associated with actual marketing efforts where available or, in other instances, projected undiscounted cash flows that are comparable to historical cash flows from management contracts at similar facilities and sensitivity analyses that consider reductions to such cash flows. Our sensitivity analyses include adjustments to projected cash flows compared to the historical cash flows due to current business conditions which impact per diem rates as well as labor and other operating costs, changes related to facility mission due to changes in prospective clients, and changes in projected capacity and occupancy rates. We also factor in prolonged periods of vacancies as well as the time and costs required to ramp up facility population once a contract is obtained. We perform the impairment analyses on an annual basis for each of the idle facilities and update each quarter for market developments for the potential utilization of each of the facilities in order to identify events that may cause us to reconsider the most recent assumptions. Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than used in our most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact our ability to house certain types of inmates at such facility. Further, a substantial increase in the number of available beds at other facilities that we own, or in the marketplace, could lead to deterioration in market conditions and projected cash flows. Although they are not frequently received, an unsolicited offer to purchase any of our idle facilities, at amounts that are less than their carrying value could also cause us to reconsider the assumptions used in the most recent impairment analysis. We have identified marketing prospects to utilize each of the remaining currently idled facilities and do not see any catalysts that would result in a current impairment. However, we can provide no assurance that we will be able to secure management contracts to utilize our idle facilities, or that we will not incur impairment charges in the future. In all cases, the projected undiscounted cash flows in our analysis as of December 31, 2017 substantially exceeded the carrying amounts of each facility.

Our evaluations also take into consideration historical experience in securing new management contracts to utilize facilities that had been previously idled for periods comparable to or in excess of the periods our currently idle facilities have been idled. Such previously idle facilities are currently being operated under contracts that generate cash flows resulting in the recoverability of the net book value of the previously idled facilities by substantial amounts. Due to a variety of factors, the lead time to negotiate contracts with federal and state agencies to utilize idle bed capacity is generally lengthy which has historically resulted in periods of idleness similar to the ones we are currently experiencing. As a result of our analyses, we determined each of these assets to have recoverable values substantially in excess of the corresponding carrying values.

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements

The Company implemented the following accounting standards during the year ended December 31, 2017:

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles-Goodwill and Other,” which is intended to simplify the test for goodwill impairment. To simplify the subsequent measurement of goodwill, this update eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update are effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill tests performed on testing dates after January 1,

2017. We have elected to early adopt this standard during the fourth quarter of 2017. The implementation of this standard did not have a material impact on our financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718),” as a part of its simplification initiative. The Company adopted this ASU during 2017. Key areas of the amendments in this standard are (i) all excess tax benefits (deficiencies) from stock plan transactions should be recognized in the income statement as opposed to being recognized in additional paid-in capital; (ii) the tax withholding threshold for triggering liability accounting on a net settlement transaction has been increased from the minimum statutory rate to the maximum statutory rate; and (iii) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The guidance also provides clarification of the presentation of certain components of share-based awards in the statement of cash flows. We have elected to continue estimating forfeitures expected to occur in order to determine the amount of compensation cost to be recognized each period and to apply the cash flow classification guidance prospectively. As a result, excess tax benefits are now classified as an operating activity rather than a financing activity and we have recorded $1.6 million of excess tax benefits from stock plan transactions as a component of income tax expense in the consolidated statement of operations for the year ended December 31, 2017. We have excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the year ended ended December 31, 2017.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging,” which clarifies that a change in the counter party to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. We adopted this ASU during the year ended December 31, 2017 and elected to apply the amendments in this standard on a prospective basis. The implementation of this standard did not have a material impact on our financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-07, “Investments — Equity Method and Joint Ventures,” as a part of its simplification initiative. The amendments in this standard eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in ASU 2016-07 also require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. We adopted this ASU during the year ended December 31, 2017 and elected to apply the amendments in this standard on a prospective basis. The implementation of this standard did not have a material impact on our financial position, results of operations or cash flows.

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation — Interest Held through Related Parties that are Under Common Control,” which amends the current consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE, and therefore consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. We adopted this ASU during the year ended December 31, 2017. The implementation of this standard did not have a material impact on our financial position, results of operations or cash flows.

The following accounting standards will be adopted in future periods:

In February 2018, the FASB issued ASU No. 2018-02 “Income Statement-Reporting Comprehensive Income-Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this update allow an entity to elect to reclassify the income tax effects resulting from the Tax Cuts and Jobs Act on items within accumulated other comprehensive income to retained earnings. The new standard is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are in the process of evaluating whether or not we will make such an election and whether or not the new standard would have a material impact on our financial position, results of operations or cash flows.

In August 2017, the FASB issued ASU No. 2017-12 “Derivatives and Hedging — Targeted Improvements to Accounting for Hedging Activities”. The objective of this guidance is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. Certain of the amendments in this update as they relate to cash flow hedges, eliminate the requirement to separately record hedge ineffectiveness currently in earnings. Instead, the entire change in the fair value of the hedging instrument is recorded in other comprehensive income. Those amounts are reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings. The new standard is effective for us beginning January 1, 2019. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

In May 2017, the FASB issued ASU No. 2017-10 “Service Concession Arrangements — Determining the Customer of the Operation Services”. The objective of this guidance is to reduce diversity in practice and provide clarification on how an operating entity determines the customer of the operation services for transactions within the scope of Topic 853, Service Concessions Arrangements. The amendments in this update clarify that the grantor is the customer of the operation services in all cases for such arrangements. The new standard is effective for us beginning on January 1, 2018. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

In May 2017, the FASB issued ASU No. 2017-09 “Compensation — Stock Compensation”. The objective of this guidance is to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying modification accounting for changes in the terms or conditions of share-based payment awards. An entity should account for the effects of a modification unless all of the following factors are met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the award is modified; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The new standard will be effective for all entities for fiscal years beginning after December 15, 2017 with early adoption permitted for public companies for reporting periods for which financial statements have not yet been issued. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

In March 2017, the FASB issued ASU No. 2017-07 “Compensation — Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. This guidance revises how employers that sponsor defined benefit pension and other postretirement plans present the net periodic benefit cost in their income statement and requires that the service cost component of net periodic benefit cost be presented in the same income statement line items as other employee compensation costs from services rendered during the period. Of the components of net periodic benefit cost, only the service cost component will be eligible for asset capitalization. The other components of the net periodic benefit cost must be presented separately from the line items that include the service cost and outside of any subtotal of operating income on the income statement. The new standard will be effective for public companies for fiscal years beginning after December 15, 2017 on a retroactive basis. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

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

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes — Intra-Entity Transfers of Assets Other Than Inventory,” as a part of its simplification initiative. The amendments in this standard require entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Under prior generally accepted accounting principles, the recognition of current and deferred income taxes for an intra-entity asset transfer was prohibited until the asset has been sold to an outside party. The new standard will be effective for public companies for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods with early adoption permitted under certain circumstances. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the adoption period. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

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

In February 2016, FASB issued ASU 2016-02, “Leases,” which requires entities to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. For finance leases and operating leases, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term with each initially measured at the present value of the lease payments. The FASB has recently issued several amendments to the standard, including accounting for land easements. The amendments in ASU 2016-02 are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We have implemented a lease management software application tool and are currently assessing the impact that the adoption of ASU 2016-02 will have on our consolidated financial position or results of operations, but we expect that it will result in a significant increase in our long-term assets and liabilities given the significant number of leases as disclosed in Note 17 — Commitments and Contingencies.

In May 2014, the FASB issued a new standard related to revenue recognition (ASU 2014-09, “Revenue from Contracts with Customers”.) Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective transition method). The new standard became effective for us on January 1, 2018 and we elected to use the modified retrospective transition method to implement this standard. We have completed our evaluation of the effects of the implementation of this standard and have determined that it will not have a material impact on our financial position, results of operations or cash flows. We did identify, as a result of our analysis, certain reclassifications between revenues and operating expenses for payments made to certain of our customers. However, these reclassifications were not considered to be significant and are less than $2.0 million annually. Lastly, certain additional disclosures will be required under the new standard which will be implemented during the first quarter of 2018.

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

2017 versus 2016

Revenues

	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$1,438,044	63.5%	$1,375,277	63.1%	$62,767	4.6%
GEO Care	514,166	22.7%	394,449	18.1%	119,717	30.4%
International Services	195,806	8.7%	157,363	7.2%	38,443	24.4%
Facility Construction & Design	115,404	5.1%	252,401	11.6%	(136,997)	(54.3)%

Total	$2,263,420	100.0%	$2,179,490	100.0%	$83,930	3.9%

U.S. Corrections & Detention

Revenues increased in 2017 compared to 2016 primarily due to aggregate increases of $78.6 million as a result of our acquisition of CEC on April 5, 2017 as well as the activation and intake of detainees related to our new contract at our company-owned Folkston ICE Processing Center in January 2017. These increases were partially offset by net decreases of $8.5 million at certain of our facilities due to aggregate net decreases in population, transportation services and/or rates and $7.3 million due to contract terminations.

The number of compensated mandays in U.S. Corrections & Detention facilities was approximately 22.3 million in 2017 and 21.3 million in 2016. We experienced an aggregate net increase of approximately 936,000 mandays as a result of our acquisition of CEC and contract activation discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Corrections & Detention facilities was 93.1% and 93.9% of capacity in 2017 and 2016, respectively, excluding idle facilities.

GEO Care

Revenues increased in 2017 compared to 2016 primarily due to aggregate increases of $108.7 million from our acquisition of CEC on April 5, 2017. We also experienced increases of $19.8 million primarily due to increases in average client and participant counts under our ISAP and electronic monitoring services. These increases were partially offset by $8.8 million related to net decreases in census levels at certain of our community-based and reentry centers as well as terminated contracts.

International Services

Revenues for International Services in 2017 compared to 2016 increased by $38.4 million. This increase was primarily due to the activation of our Ravenhall Prison Contract during the fourth quarter of 2017. Also contributing to the increase was approximately $6.3 million in foreign exchange rate fluctuations resulting from the weakening of the U.S. dollar against certain international currencies.

Facility Construction & Design

The decrease in revenues for our Facility Construction & Design services is due to decreased construction activity for our Ravenhall Prison Contract, with the Department of Justice in the State of Victoria, Australia, as the facility was completed and became operational during the fourth quarter of 2017. Refer to Note 7 — Contract Receivable of the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Operating Expenses

	2017	% of Segment Revenues	2016	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$1,060,280	73.7%	$1,005,045	73.1%	$55,235	5.5%
GEO Care	343,538	66.8%	243,982	61.9%	99,556	40.8%
International Services	179,653	91.8%	149,479	95.0%	30,174	20.2%
Facility Design & Construction	117,024	101.4%	251,775	99.8%	(134,751)	(53.5)%

Total	$1,700,495	75.1%	$1,650,281	75.7%	$50,214	3.0%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and GEO Care facilities and expenses incurred in our Facility Construction & Design segment.

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention reflects an increase of $61.1 million resulting from our acquisition of CEC on April 5, 2017 as well as the activation and intake of detainees related to our new contract at our company-owned Folkston ICE Processing Center in January 2017. These increases were partially offset by aggregate decreases in operating expenses of $5.9 million at certain of our facilities primarily due to net decreases in population, transportation services and the variable costs associated with those decreases.

GEO Care

Operating expenses for GEO Care increased by $99.6 million during 2017 from 2016 primarily due to $86.2 million from our acquisition of CEC on April 5, 2017. We also experienced increases of $13.4 million primarily due to increases in average client and participant counts under our ISAP and electronic monitoring services and program growth at our community-based and reentry centers. Operating expenses as a percentage of revenues have increased during 2017 which is primarily related to our acquisition of CEC. Now that we operate the CEC community-based and reentry centers on a combined and integrated basis, we expect to realize cost savings and other synergies in line with our other community-based and reentry centers.

International Services

Operating expenses for International Services in 2017 compared to 2016 increased by $30.2 million. This increase was primarily due to the activation of our Ravenhall Prison Contract during the fourth quarter of 2017. Also contributing to the increase was approximately $6.1 million in foreign exchange rate fluctuations resulting from the weakening of the U.S. dollar against certain international currencies.

Facility Construction & Design

The decrease in operating expenses for our Facility Construction & Design services is due to decreased construction activity for our Ravenhall Prison Contract, with the Department of Justice in the State of Victoria, Australia, as the facility was completed and became operational during the fourth quarter of 2017. Refer to Note 7 — Contract Receivable of the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Depreciation and Amortization

	2017	% of Segment Revenue	2016	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$75,276	5.2%	$74,154	5.4%	$1,122	1.5%
GEO Care	47,103	9.2%	38,687	9.8%	8,416	21.8%
International Services	1,918	1.0%	2,075	1.3%	(157)	(7.6)%

Total	$124,297	5.5%	$114,916	5.3%	$9,381	8.2%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense increased by $1.1 million in 2017 compared to 2016 primarily due to renovations made at several of our facilities as well as new facilities and intangible assets acquired in connection with our acquisition of CEC on April 5, 2017.

GEO Care

GEO Care depreciation and amortization increased in 2017 compared to 2016 primarily due to new facilities and intangible assets acquired in connection with our acquisition of CEC on April 5, 2017.

International Services

Depreciation and amortization expense decreased slightly in 2017 compared to 2016 as there were no significant additions or renovations during 2017 or 2016 at our international subsidiaries and certain assets became fully depreciated.

Other Unallocated Operating Expenses

	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$190,343	8.4%	$148,709	6.8%	$41,634	28.0%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. The increase in general and administrative expenses in 2017 compared to 2016 was primarily attributable to (i) merger and acquisition expenses (which include certain transition expenses) of $19.1 million related to our acquisition of CEC; (ii) higher non-cash stock-based compensation expense of $7.1 million and (iii) increases related to normal personnel and compensation adjustments, professional, consulting, business development and other administrative fees in the aggregate of $15.4 million.

Non Operating Income and Expense

Interest Income and Interest Expense

	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$51,676	2.3%	$28,496	1.3%	$23,180	81.3%
Interest Expense	$148,024	6.5%	$128,718	5.9%	$19,306	15.0%

Interest income increased in 2017 compared to 2016 primarily due to interest income earned on our contract receivable related to our prison project in Ravenhall, Australia. Refer to Note 7 — Contract Receivable included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Interest expense increased in 2017 compared to 2016 primarily due to the construction loan interest related to our prison project in Ravenhall, Australia as well as additional revolver interest incurred in connection with our acquisition of CEC on April 5, 2017. These increases were partially offset by a reduction of debt as a result of the proceeds used from our common stock offering. Refer to Note 13 — Debt and Note 3 — Shareholders’ Equity included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Loss on Extinguishment of Debt

	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$—	—%	$15,885	0.7%	$15,885	100.0%

During 2016, we completed a tender offer and redemption of our 6.625% Senior Notes due 2021 (the “6.625 Senior Notes”) which resulted in a loss of $15.9 million related to the tender premium and deferred costs associated with the 6.625% Senior Notes. Refer to Note 13 — Debt of the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Provision for Income Taxes

	2017	Effective Rate	2016	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$17,958	11.8%	$7,904	5.3%	$10,054	127.2%

The provision for income taxes during 2017 increased compared to 2016 along with the effective tax rate. The increase is primarily due to a $9.6 million net charge related to the re-measurement of GEO’s net deferred tax assets as a result of the U.S. Tax Cuts and Jobs Act which was signed into law at the end of 2017. Partially offsetting the increase was a $1.6 million discrete tax benefit in 2017 as provided under ASU No. 2016-09, Compensation —Stock Compensation (Topic 718). Refer to Note 1 — Summary of Business Organization, Operations and Significant Accounting Policies (Recent Accounting Pronouncements) of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. Our wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. For 2018, we estimate our annual effective tax rate to be in the range of approximately 8% to 10% exclusive of any discrete items.

Equity in Earnings of Affiliates

	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$12,045	0.5%	$6,925	0.3%	$5,120	73.9%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates during 2017 increased compared to 2016 increased primarily as a result of SACS obtaining a favorable tax judgment in 2017 which resulted in an increase in earnings net of taxes.

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

The number of compensated mandays in U.S. Corrections & Detention facilities was 22.0 million in 2016 as compared to 20.3 million in 2015. We experienced an aggregate net increase of approximately 1.7 million mandays as a result of our new contracts discussed above and also as a result of population increases at certain facilities. These increases were partially offset by decreases resulting from contract terminations. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Detention & Corrections facilities was 93.9% and 91.5% of capacity in 2016 and 2015, respectively, excluding idle facilities.

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

Operating Expenses

	2016	% of Segment Revenues	2015	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$1,005,045	73.1%	$888,009	71.6%	$117,036	13.2%
GEO Care	243,982	61.9%	224,530	65.9%	19,452	8.7%
International Services	149,479	95.0%	144,548	93.3%	4,931	3.4%
Facility Construction & Design	251,775	99.8%	106,695	99.7%	145,080	136.0%

Total	$1,650,281	75.7%	$1,363,782	74.0%	$286,499	21.0%

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

The provision for income taxes during 2016 increased slightly compared to 2015 along with the effective tax rate. In both 2015 and 2016 our actual effective tax rate was lower than our estimated tax rate due to non-recurring items and the composition of income earned by our REIT and our taxable REIT subsidiaries. In 2016, we discovered certain immaterial errors in prior periods related to the calculation of deferred tax assets and liabilities. In accordance with ASC Topic 250-10-S99-2, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we recorded an aggregate adjustment of approximately $2.7 million reducing the provision for income taxes in 2016. This adjustment to our financial statements is immaterial both as it relates to the current period as well as each of the prior periods affected. In evaluating materiality and determining the appropriateness of applying ASC Topic 250-10-S99-2 to these errors, we considered materiality both qualitatively and quantitatively as prescribed by ASC Topic 250-10-S99-1, “Assessing Materiality.“As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. Our wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be in the range of approximately 8% to 9% exclusive of any non-recurring items.

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

In connection with GEOAmey, our joint venture in the United Kingdom, we and our joint venture partner have each provided a line of credit of £12 million, or $16.2 million, based on exchange rates as of December 31, 2017, for GEOAmey’s operations of which £1.3 million, or $1.7 million based on exchange rates as of December 31, 2017, was outstanding as of December 31, 2017.

As of December 31, 2017, we were developing a number of projects that we estimate will cost approximately $251.3 million, of which $101.9 million was spent through December 31, 2017. We estimate our remaining capital requirements to be approximately $149.4 million. These projects are expected to be completed through 2019.

Liquidity and Capital Resources

Amended and Restated Credit Agreement

On March 23, 2017, we executed a third amended and restated credit agreement by and among The GEO Group, Inc. and GEO Corrections Holdings, Inc., (“Corrections” and, together with The GEO Group, Inc., the “Borrowers”), the Australian Borrowers named therein, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (the “Credit Agreement”). The Credit Agreement refinances GEO’s prior $291 million term loan, reestablishes GEO’s ability to implement at a later date an Australian Dollar Letter of Credit Facility (the “Australian LC Facility”) providing for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars up to AUD275 million, an increase from the prior AUD225 million Australian Dollar letter of credit facility, and certain other modifications to the prior credit agreement. Loan costs of approximately $7 million were incurred and capitalized in connection with the transaction.

The Credit Agreement evidences a senior credit facility (the “Senior Credit Facility”) consisting of an $800 million term loan (the “Term Loan”) bearing interest at LIBOR plus 2.25% (with a LIBOR floor of 0.75%), and a $900 million revolving credit facility (the “Revolver”) initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD275 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars under the Australian LC Facility. As of December 31, 2017, there were no letters of credit issued under the Australian LC Facility. Amounts to be borrowed by GEO under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The Term Loan component is scheduled to mature on March 23, 2024. The revolving credit commitment component is scheduled to mature on May 19, 2021. The Credit Agreement also has an accordion feature of $450 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

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

On August 18, 2016, we executed a Letter of Offer by and among GEO and HSBC Bank Australia Limited (the “Letter of Offer”) providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of AUD100 million, or $78.1 million, based on exchange rates in effect as of December 31, 2017 (collectively, the “Bank Guarantee Facility”). The Bank Guarantee Facility allows GEO to provide letters of credit to assure performance of certain obligations of its wholly owned subsidiary relating to its prison project in Ravenhall, located near Melbourne, Australia. The Bank Guarantee Facility is unsecured. The issuance of letters of credit under the Bank Guarantee Facility is subject to the satisfaction of the conditions precedent specified in the Letter of Offer. Letters of credit issued under the bank guarantee lines are due on demand and letters of credit issued under the bank guarantee/standby sub-facility cannot have a duration exceeding twelve months. The Bank Guarantee Facility may be terminated by HSBC Bank Australia Limited on 90 days written notice. As of December 31, 2017, there was AUD100 million in letters of credit issued under the Bank Guarantee Facility.

As of December 31, 2017, we had $794.0 million in aggregate borrowings outstanding under the Term Loan and $270.6 million in borrowings under the Revolver, and approximately $70.1 million in letters of credit which left $559.3 million in additional borrowing capacity under the Revolver. In addition, we have the ability to increase the Senior Credit Facility by an additional $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions thereunder. Refer to Note 13 — Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

6.00% Senior Notes due 2026

On April 18, 2016, we completed an offering of $350.0 million aggregate principal amount of 6.00% senior notes due 2026. The 6.00% Senior Notes will mature on April 15, 2026 and were issued at a coupon rate and yield to maturity of 6.00%. Interest on the 6.00% Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2016. We used the net proceeds to fund the tender offer and the redemption of all of our 6.625% Senior Notes (see discussion below), to pay all related fees, costs and expenses and for general corporate purposes including repaying borrowings under our prior revolver. Loan costs of approximately $6 million were incurred and capitalized in connection with the offering. Refer to Note 13 —Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

6.625% Senior Notes due 2021

On February 10, 2011, we completed a private offering of $300.0 million in aggregate principal amount of its 6.625% Senior Notes. Interest on the 6.625% Senior Notes accrued at the stated rate. We paid interest semi-annually in arrears on February 15 and August 15 of each year.

On April 11, 2016, we announced that we had commenced a cash tender offer for any and all of our $300.0 million aggregate principal amount of our 6.625% Senior Notes due 2021. On April 18, 2016, we completed the purchase of $231 million in aggregate principal amount of our 6.625% Senior Notes validly tendered in connection with our tender offer on or prior to the expiration time. On May 20, 2016, we completed the redemption of the remaining 6.625% Senior Notes in connection with the terms of the notice of redemption delivered to the note holders on April 20, 2016 pursuant to the terms of the indenture governing the 6.625% Senior Notes. We financed the purchase of the 6.625% Senior Notes under the tender offer with part of the net cash proceeds from the 6.00% Senior Notes (see discussion above). As a result of the tender offer and redemption, we incurred a $15.9 million loss on extinguishment of debt during the year ended December 31, 2016 related to the tender premium and deferred costs associated with the 6.625% Senior Notes. Refer to Note 13 — Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

5.875% Senior Notes due 2024

On September 25, 2014, we completed an offering of $250.0 million aggregate principal amount of senior unsecured notes. The notes will mature on October 15, 2024 and have a coupon rate and yield to maturity of 5.875%. Interest is payable semi-annually in cash in arrears on April 15 and October 15, which commenced on April 15, 2015. The proceeds received from the 5.875% Senior Notes due 2024 were used to pay down a portion of the outstanding indebtedness under the revolve portion of our prior Senior Credit Facility. Refer to Note 13 —Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

5.125% Senior Notes due 2023

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

We are also considering opportunities for future business and/or asset acquisitions. If we are successful in our pursuit of these new projects, our cash on hand, cash flows from operations and borrowings under the existing Senior Credit Facility may not provide sufficient liquidity to meet our capital needs through 2018 and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indentures governing the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022, the 5.875% Senior Notes due 2024 and our Senior Credit Facility. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we expect to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

Stock Split

In March 2017, our Board of Directors declared a 3-for-2 stock split of our common stock. The stock split was completed on April 24, 2017 with respect to shareholders of record on April 10, 2017. Outstanding share and per-share amounts disclosed for all periods presented have been retroactively adjusted to reflect the effects of the stock split. On April 24, 2017, we amended our articles of incorporation to increase the number of authorized shares of common stock to take into effect the stock split.

Common Stock Offering

On March 7, 2017, we entered into an underwriting agreement related to the issuance and sale of 9,000,000 shares of our common stock, par value $.01 per share. The offering price to the public was $27.80 per share and the underwriters agreed to purchase the shares from us pursuant to the underwriting agreement at a price of $26.70 per share. In addition, under the terms of the underwriting agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,350,000 shares of common stock. On March 8, 2017, the underwriters exercised in full their option to purchase the additional 1,350,000 shares of common stock. On March 13, 2017, we announced that we had completed the sale of 10,350,000 shares of common stock with our previously announced underwritten public offering. GEO received gross proceeds (before underwriting discounts and estimated offering expenses) of approximately $288.1 million from the offering, including approximately $37.6 million in connection with the sale of the additional shares. Fees paid in connection with the offering were not significant and have been netted against additional paid-in capital. The 10,350,000 shares of common stock were issued under GEO’s previously effective shelf registration filed with the Securities and Exchange Commission. The previously effective registration statement on Form S-3 expired September 12, 2017. On October 20, 2017, GEO filed a new registration statement on Form S-3 that automatically became effective. Refer to the discussion below. The net proceeds of this offering were used to repay amounts outstanding under the revolver portion of our prior senior credit facility and for general corporate purposes. The number of shares and per-share amounts herein have been adjusted to reflect the effects of the stock split discussed above.

Prospectus Supplement

In September 2014, we filed with the SEC an automatic shelf registration statement on Form S-3. On November 10, 2014, in connection with the shelf registration, we filed with the SEC a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $150 million through sales agents. Sales of shares of our common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the years ended December 31, 2017, 2016 or 2015. On September 12, 2017, the shelf registration expired. On October 20, 2017, we filed with the SEC a new automatic shelf registration on Form S-3. Under this new shelf registration, we may, from time to time, sell any combination of securities described in the prospectus in one or more offerings. Each time that we may sell securities, we will provide a prospectus supplement that will contain specific information about the terms of that offering and the securities being offered. On November 9, 2017, in connection with the shelf registration, we filed with the SEC a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $150 million through sales agents. Sales of shares of our common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the year ended December 31, 2017.

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

We plan to fund all of our capital needs, including distributions of our REIT taxable income in order to maintain our REIT qualification, and capital expenditures, from cash on hand, cash from operations, borrowings under our Senior Credit Facility and any other financings which our management and Board of Directors, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under the $900.0 million Revolver. Our management believes that cash on hand, cash flows from operations and availability under our Senior Credit Facility will be adequate to support our capital requirements for 2018 and 2019 as disclosed under “Capital Requirements” above.

Non-Recourse Debt

Northwest Detention Center

On December 9, 2011, the Washington Economic Development Finance Authority issued $54.4 million of its Washington Economic Development Finance Authority Taxable Economic Development Revenue Bonds, series 2011 (“2011 Revenue Bonds”). The payment of principal and interest on the bonds is non-recourse to us. None of the bonds nor Correctional Services Corporation’s obligations under the loan are our obligations nor are they guaranteed by us.

As of December 31, 2017, the remaining balance of the debt service requirement related to the 2011 Revenue Bonds is $30.0 million, of which $7.0 million is classified as current in the accompanying balance sheet. As of December 31, 2017, included in restricted cash and investments is $6.1 million (all current) of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves which had not been released to us as of December 31, 2017. Refer to Note 13-Debt in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Australia — Fulham

Our wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003 with long-term debt obligations. These obligations were non-recourse to us and totaled $2.6 million (AUD 3.6 million) at December 31, 2016 based on exchange rates in effect as of December 31, 2016. The term of the non-recourse debt was through 2017 and it bore interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary were matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, we were required to maintain a restricted cash balance. The loan was paid in full during 2017.

Australia — Ravenhall

In connection with a new design and build prison project agreement with the State of Victoria, we entered into a Construction Facility with National Australia Bank Limited to provide debt financing for construction of the project. Refer to Note 7 — Contract Receivable in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The Construction Facility provided for non-recourse funding up to AUD 791 million, or $617.5 million, based on exchange rates as of December 31, 2017. Construction draws were funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility is through October 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. After October 2019, the Construction Facility will be converted to a term loan with payments due quarterly beginning in 2019 through 2041. In accordance with the terms of the Construction Facility, upon completion and commercial acceptance of the prison, in accordance with the prison contract, in November 2017, in connection with completion of the prison, the State made a lump sum payment of AUD 310 million, or $242.0 million, based on exchange rates as of December 31, 2017, which was used to pay a portion of the outstanding principal. The remaining outstanding principal balance will be repaid over the term of the operating agreement. As of December 31, 2017, $364.0 million was outstanding under the Construction Facility. We also entered into interest rate swap agreements related to our non-recourse debt in connection with the project. Refer to Note 8 — Derivative Financial Instruments in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Guarantees

The Company has entered into certain guarantees in connection with the design, financing and construction of certain facilities as well as loan, working capital and other obligation guarantees for our subsidiaries in Australia, South Africa and our joint ventures. Refer to Note 13 — Debt in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Executive Retirement Agreements

We have a non-qualified deferred compensation agreement with our Chief Executive Officer, who we refer to as our CEO. The current agreement, as amended, provides for a lump sum payment upon retirement, no sooner than age 55. As of December 31, 2017, our CEO had reached age 55 and was eligible to receive the payment upon retirement. If our CEO had retired as of December 31, 2017, we would have had to pay him $8.0 million. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity.

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

Derivatives

One of our Australian subsidiaries was a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. We had determined the swap’s payment and expiration dates, and call provisions that coincided with the terms of the non-recourse debt, to be an effective cash flow hedge. Accordingly, we recorded the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total unrealized gains recorded in other comprehensive income, net of tax, related to this cash flow hedge were not significant for the years ended December 31, 2017 or 2016. During 2017, the associated non-recourse debt was paid off and the interest rate swap is no longer in existence as of December 31, 2017.

In September 2014, our Australian subsidiary entered into interest rate swap agreements to fix the interest rate on our variable rate non-recourse debt related to a prison project in Ravenhall, a locality near Melbourne, Australia to 3.3% during the design and construction phase and 4.2% during the project’s operating phase. Refer to Note 7 — Contract Receivable in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

The swaps’ notional amounts during the design and construction phase coincided with scheduled construction draw commitments throughout the project. The design and construction phase of the project was completed during November 2017 and the related interest rate swap agreements expired. At December 31, 2017, the swaps related to the operating phase had a notional value of approximately AUD 466.3 million, or $364.0 million. At the onset, we had determined that the swaps have payment, expiration dates and provisions that coincide with the terms of the non-recourse debt and the critical terms of the swap agreements and scheduled construction draw commitments were the same and were therefore considered to be effective cash flow hedges. During 2017 and 2016, certain of the critical terms of the swap agreements related to the design and construction phase no longer coincided with the scheduled construction draw commitments. However, the swaps were still considered to be highly effective and the measurement of any ineffectiveness was not significant during the year ended December 31, 2017 or 2016. Accordingly, we recorded the change in the fair value of the interest rate swaps in accumulated other comprehensive income, net of applicable income taxes. Total unrealized gains recorded in other comprehensive income, net of tax, related to this cash flow hedge were approximately $4.0 million during the year ended December 31, 2017. The total fair value of the swap liability as of December 31, 2017 was $14.0 million and is recorded as a component of Other Non-Current liabilities within the accompanying consolidated balance sheet. There was no material ineffectiveness for the periods presented. We do not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss).

Additionally, upon completion and commercial acceptance of the prison project in November 2017, the State, in accordance with the prison contract, made a lump sum payment of AUD 310 million, or $242.0 million, based on exchange rates at December 31, 2017, towards a portion of the outstanding balance which was used to pay down the principal of the non-recourse debt. Our Australian subsidiary had also entered into interest rate cap agreements in September 2014 giving us the option to cap the interest rate on our variable non-recourse debt related to the project in the event that the completion of the prison project was delayed which could have delayed the State’s payment. These instruments did not meet the requirements for hedge accounting, and therefore, changes in fair value of the interest rate caps were recorded in earnings which was not significant during 2017, 2016 or 2015. As the project was not delayed and the State’s payment was received according to schedule, these interest rate cap assets were not put into effect.

Refer to Note 8-Derivative Instruments in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Contractual Obligations

The following is a table of certain of our contractual obligations, as of December 31, 2017, which requires us to make payments over the periods presented.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-Term Debt	$1,152,729	$498	$732	$250,275	$901,224
Term Loan	794,000	8,000	16,000	16,000	754,000
Revolver	270,559	—	—	270,559	—
Capital Lease Obligations (includes imputed interest)	8,973	1,936	3,868	3,169	—
Operating Lease Obligations	170,180	47,112	56,283	18,982	47,803
Non-Recourse Debt	394,008	19,050	27,933	24,845	322,180
Estimated interest payments on debt (a)	1,071,037	116,616	248,466	220,814	485,141
Estimated funding of pension and other post retirement benefits	32,820	8,642	1,649	1,716	20,813
Estimated construction commitments	149,400	142,400	7,000	—	—

Total	$4,043,706	$344,254	$361,931	$806,360	$2,531,161

(a)	Due to the uncertainties of future LIBOR rates, the variable interest payments on our Senior Credit Facility were calculated using an average LIBOR rate of 2.58% based on projected interest rates through 2024.

Cash Flow

Cash and cash equivalents as of December 31, 2017 was $81.4 million, compared to $68.0 million as of December 31, 2016 and was impacted by the following:

Cash provided by (used in) operating activities in 2017, 2016 and 2015 was $381.0 million, $(28.0) million, and $142.2 million, respectively. Cash provided by operating activities in 2017 was positively impacted by non-cash expenses such as depreciation and amortization, deferred tax provision, amortization of debt issuance costs, stock-based compensation expense and dividends received from our unconsolidated joint venture. Equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by a net of $20.9 million, representing a positive impact on cash. The decrease was primarily driven by the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $2.4 million which positively impacted cash. The increase was primarily due to the timing of payments. Additionally, cash provided by operating activities in 2017 was positively impacted by a decrease in contract receivable of $40.5 million. This decrease relates to payments received related to the Ravenhall Project. Refer to Note 7 — Contract Receivable included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Cash used in investing activities of $529.4 million in 2017 was primarily the result of our acquisition of CEC of $353.6 million as well as capital expenditures of $148.4 million, offset by changes in restricted cash of $(33.7) million. Cash used in investing activities of $84.4 million in 2016 was primarily the result of capital expenditures of $81.6 million, offset by changes in restricted cash of $(9.6) million. Cash used in investing activities of $452.9 million in 2015 was primarily the result of capital expenditures of $117.6 million, offset by changes in restricted cash of $4.8 million. and our acquisitions of LCS and Soberlink of $307.4 million and $24.4 million, respectively.

Cash provided by financing activities in 2017 reflects payments of $1,140.8 million on long term debt offset by $1,389.1 million of proceeds from long term debt, payments on non-recourse debt of $307.4 million and $181.7 million of proceeds from non-recourse debt. We also received proceeds from our common stock offering of $275.9 million, paid cash dividends of $227.5 million and debt issuance costs of $9.5 million.

Cash provided by financing activities in 2016 reflects payments of $934.0 million on long term debt offset by $1,012.9 million of proceeds from long term debt and $266.8 million of proceeds from non-recourse debt. We also paid cash dividends of $194.7 million and debt issuance costs of $21.1 million.

Cash provided by financing activities in 2015 reflects payments of $323.9 million on long term debt and non-recourse debt offset by $848.4 million of proceeds from long term debt and non-recourse debt, including $631.0 million of borrowings under our prior revolver. We also paid cash dividends of $187.0 million and debt issuance costs of $7.1 million.

Inflation

We believe that inflation, in general, did not have a material effect on our results of operations during 2017, 2016 and 2015. While some of our contracts include provisions for inflationary indexing, inflation could have a substantial adverse effect on our results of operations in the future to the extent that wages and salaries, which represent our largest expense, increase at a faster rate than the per diem or fixed rates received by us for our management services.

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

Normalized FFO is defined as FFO adjusted for certain items which by their nature are not comparable from period to period or that tend to obscure the Company’s actual operating performance, including for the periods presented M&A related expenses, start-up expenses, net of tax, loss on extinguishment of debt, net of tax, non-recurring tax benefits, the net Tax Cuts and Jobs Act impact and tax effect of adjustments to funds from operations.

AFFO is defined as Normalized FFO adjusted by adding non-cash expenses such as non-real estate related depreciation, stock based compensation, the amortization of debt issuance costs, discount and/or premium and other non-cash interest, and by subtracting recurring consolidated maintenance capital expenditures.

Because of the unique design, structure and use of our correctional facilities, we believe that assessing the performance of our correctional facilities without the impact of depreciation or amortization is useful and meaningful to investors. Although NAREIT has published its definition of FFO, companies often modify this definition as they seek to provide financial measures that meaningfully reflect their distinctive operations. We have modified FFO to derive Normalized FFO and AFFO that meaningfully reflect our operations. Our assessment of our operations is focused on long-term sustainability. The adjustments we make to derive the non-GAAP measures of Normalized FFO and AFFO exclude items which may cause short-term fluctuations in net income attributable to GEO but have no impact on our cash flows, or we do not consider them to be fundamental attributes or the primary drivers of our business plan and they do not affect our overall long-term operating performance.

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

Our reconciliation of net income to FFO, Normalized FFO and AFFO for the years ended December 31, 2017 and 2016, respectively, is as follows (in thousands):

	December 31, 2017	December 31, 2016
Funds From Operations
Net income attributable to The GEO Group, Inc.	$146,241	$148,715
Depreciation-real estate assets	$65,723	61,179
Gain on sale of real estate assets, net of tax	$(261)	(952)

NAREIT Defined FFO	211,703	208,942

Non-recurring tax benefits	—	(2,031)
Net Tax Cuts and Jobs Act Impact	9,584	—
Start-up expenses, net of tax	—	1,190
Loss on extinguishment of debt, net of tax	—	15,885
M&A related expenses	19,059	—
Tax effect of adjustments to funds from operations *	(4,274)	—

Normalized Funds from Operations	$236,072	$223,986

Depreciation-non-real estate assets	58,574	53,737
Consolidated maintenance capital expenditures	(23,371)	(23,419)
Stock-based compensation expenses	19,844	12,773
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	16,540	12,121

Adjusted Funds from Operations	$307,659	$279,198

*	Tax adjustments relate to M&A expenses

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

Revenue

We continue to be encouraged by the current landscape of growth opportunities; however any positive trends may, to some extent, be adversely impacted by government budgetary constraints or any changes to the government’s willingness to maintain or grow public-private partnerships in the future. While state finances overall are stable, future budgetary pressures may cause state correctional agencies to pursue a number of cost savings initiatives which may include reductions in per diem rates and/or the scope of services provided by private operators. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Additionally, if state finances worsen, as discussed above, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, contract modifications, contract terminations, contract non-renewals, and/or contract re-bids and the impact of any other potential changes to the willingness to maintain or grow public-private partnerships on the part of other government agencies. We believe we have a strong relationship with our government partners and we believe that we operate facilities that maximize security and efficiency while offering our suite of GEO Continuum of Care services and resources.

Although we have historically had a relatively high contract renewal rate, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.

Internationally, we are exploring a number of opportunities in our current markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk. In September 2014, we announced that a consortium led by us and comprised of The GEO Group Australia Pty. Ltd., John Holland Construction and Honeywell signed a contract with the Department of Justice in the State of Victoria for the development and operation of a 1,300-bed capacity prison in Ravenhall, Australia. The Ravenhall facility was developed under a public-private partnership financing structure with a capital contribution from us, which was made in January 2017, of approximately AUD 115 million, or $89.8 million, based on exchange rates as of December 31, 2017, and we anticipate returns on investment consistent with our company-owned facilities. The project achieved operational readiness and began operations during the fourth quarter of 2017.

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

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related cost represented approximately 51% of our operating expenses in 2017. Additional significant operating expenses include food, utilities and inmate medical costs. In 2017, operating expenses totaled approximately 75% of our consolidated revenues. Our operating expenses as a percentage of revenue in 2017 will be impacted by the opening of any new or existing facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2018, we will incur carrying costs for facilities that are currently vacant in 2017. As of December 31, 2017, our worldwide operations include the management and/or ownership of approximately 96,000 beds at 141 correctional, detention and community services facilities, including idle facilities and projects under development, and also included the provision of monitoring of approximately 192,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. In 2017, general and administrative expenses totaled approximately 8% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenue in 2018 to remain consistent or decrease as a result of cost savings initiatives. We expect business development costs to remain consistent as we pursue additional business development opportunities in all of our business lines. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

Idle Facilities

We are currently marketing approximately 5,400 vacant beds at five of our idle facilities to potential customers. The annual carrying cost of idle facilities in 2018 is estimated to be $18.8 million, including depreciation expense of $4.6 million. As of December 31, 2017, these facilities had a net book value of $139.6 million. We currently do not have any firm commitment or agreement in place to activate these facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. These idle facilities are included in the U.S. Corrections & Detention segment. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if all of these idle facilities were to be activated using our U.S. Corrections & Detention average per diem rate in 2017, (calculated as the U.S. Corrections & Detention revenue divided by the number of U.S. Corrections & Detention mandays) and based on the average occupancy rate in our U.S. Corrections & Detention facilities for 2017, we would expect to receive incremental revenue of approximately $118 million and an increase in earnings per share of approximately $.15 to $.20 per share based on our average U.S. Corrections and Detention operating margin.

Forward-Looking Statements — Safe Harbor

This Annual Report on Form 10-K and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	our ability to remain qualified for taxation as a REIT;

•	our ability to fulfill our debt service obligations and its impact on our liquidity;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;

•	our ability to activate the inactive beds at our idle facilities;

•	our ability to maintain or increase occupancy rates at our facilities;

•	an increase in unreimbursed labor rates;

•	our ability to expand, diversify and grow our correctional, detention, mental health, residential treatment, reentry, community-based services, youth services, monitoring services, evidence-based supervision and treatment programs and secure transportation services businesses;

•	our ability to win management contracts for which we have submitted proposals, retain existing management contracts and meet any performance standards required by such management contracts;

•	our ability to control operating costs associated with contract start-ups;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to estimate the government’s level of dependency on public-private partnership correctional services;

•	our ability to accurately project the size and growth of the U.S. and international public-private partnership industry;

•	our ability to successfully respond to delays encountered by states utilizing public-private partnership correctional services and cost savings initiatives implemented by a number of states;

•	our ability to develop long-term earnings visibility;

•	our ability to identify suitable acquisitions and to successfully complete and integrate such acquisitions on satisfactory terms, and estimate the synergies to be achieved as a result of such acquisitions;

•	our exposure to the impairment of goodwill and other intangible assets as a result of our acquisitions;

•	our ability to successfully conduct our operations through joint ventures and consortiums;

•	our ability to obtain future financing on satisfactory terms or at all, including our ability to secure the funding we need to complete ongoing capital projects;

•	our exposure to political and economic instability and other risks impacting our international operations;

•	our exposure to risks impacting our information systems, including those that may cause an interruption, delay or failure in the provision of our services;

•	our exposure to rising general insurance costs;

•	our exposure to state and federal income tax law changes internationally and domestically, including the recently enacted Tax Cuts and Jobs Act, and our exposure as a result of federal and international examinations of our tax returns or tax positions;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising employee and inmate medical costs;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers’ compensation and automobile liability claims;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us and to continue to operate under our existing agreements and/or renew our existing agreements;

•	our ability to pay quarterly dividends consistent with our expectations;

•	our ability to comply with government regulations and applicable contractual requirements;

•	our ability to acquire, protect or maintain our intellectual property; and

•	other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in this Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed with the SEC.

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

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding as of December 31, 2017 under the Senior Credit Facility of $1,064.6 million, for every one percent increase in the interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by approximately $10.6 million.

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

Foreign Currency Exchange Rate Risk

We are exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. Dollar, the Australian Dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of December 31, 2017 with respect to our international operations, every 10 percent change in historical currency rates would have a $4.1 million effect on our financial position and a $1.9 million impact on our results of operations over the next fiscal year.

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

The consolidated financial statements have been audited by Grant Thornton LLP, independent registered public accountants, whose appointment by our Audit Committee was ratified by our shareholders. Their report, which is included in this Form 10-K expresses an opinion as to whether management’s consolidated financial statements present fairly in all material respects, the Company’s financial position, results of operations and cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. The effectiveness of our internal control over financial reporting as of December 31, 2017 has also been audited by Grant Thornton LLP, independent registered public accountants, as stated in their report which is included in this Form 10-K. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making its assessment of internal control over financial reporting, management used the criteria set forth in the Internal Control — Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (the “2013 Internal Control — Integrated Framework”).

The Company evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, its internal control over financial reporting as of December 31, 2017, based on the 2013 Internal Control — Integrated Framework. Based on this evaluation, the Company’s management concluded that as of December 31, 2017, its internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The GEO Group, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of The GEO Group, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 26, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

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

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Miami, Florida

February 26, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The GEO Group, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of The GEO Group Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

Miami, Florida

February 26, 2018

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(In thousands, except per share data)
Revenues	$2,263,420	$2,179,490	$1,843,307
Operating Expenses (excluding depreciation and amortization)	1,700,495	1,650,281	1,363,782
Depreciation and Amortization	124,297	114,916	106,756
General and Administrative Expenses	190,343	148,709	137,040

Operating Income	248,285	265,584	235,729
Interest Income	51,676	28,496	11,578
Interest Expense	(148,024)	(128,718)	(106,136)
Loss on Extinguishment of Debt	—	(15,885)	—

Income Before Income Taxes and Equity in Earnings of Affiliates	151,937	149,477	141,171
Provision for Income Taxes	17,958	7,904	7,389
Equity in Earnings of Affiliates, net of income tax (benefit) provision of $(3,699), $2,341 and $2,038	12,045	6,925	5,533

Net Income	146,024	148,498	139,315
Loss Attributable to Noncontrolling Interests	217	217	123

Net Income Attributable to The GEO Group, Inc.	$146,241	$148,715	$139,438

Weighted Average Common Shares Outstanding:
Basic	120,095	111,065	110,544

Diluted	120,814	111,485	110,993

Income per Common Share Attributable to The GEO Group, Inc.:
Basic:
Net income per share — basic	$1.22	$1.34	$1.26

Diluted:
Net income per share — diluted	$1.21	$1.33	$1.25

Dividends declared per share	$1.88	$1.73	$1.67

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPRENSIVE INCOME (LOSS)

Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(In thousands)
Net Income	$146,024	$148,498	$139,315
Foreign currency translation adjustments	3,808	482	(4,936)
Pension liability adjustment, net of income tax (provision) benefit of $764, $114 and $(867), respectively	(1,420)	(704)	1,276
Change in fair value of derivative instrument classified as cash flow hedge, net of income tax (provision) benefit of $(703), $(337) and $213, respectively	3,985	1,820	(1,375)

Total other comprehensive income (loss), net of tax	6,373	1,598	(5,035)

Total comprehensive income	152,397	150,096	134,280
Comprehensive loss attributable to noncontrolling interests	211	198	215

Comprehensive income attributable to The GEO Group, Inc.	$152,608	$150,294	$134,495

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and December 31, 2016

	2017	2016
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$81,377	$68,038
Restricted cash and investments	44,932	17,133
Accounts receivable, less allowance for doubtful accounts of $4,574 and $3,664, respectively	389,916	356,255
Contract receivable, current portion	18,142	224,033
Prepaid expenses and other current assets	45,342	32,210

Total current assets	579,709	697,669
Restricted Cash and Investments	27,999	20,848
Property and Equipment, Net	2,078,123	1,897,241
Non-Current Contract Receivable	404,309	219,783
Assets Held for Sale	3,915	—
Deferred Income Tax Assets	26,277	30,039
Goodwill	778,951	615,433
Intangible Assets, Net	255,339	203,884
Other Non-Current Assets	72,286	64,512

Total Assets	$4,226,908	$3,749,409

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$92,587	$79,637
Accrued payroll and related taxes	71,732	55,260
Accrued expenses and other current liabilities	176,324	131,096
Current portion of capital lease obligations, long-term debt and non-recourse debt	28,920	238,065

Total current liabilities	369,563	504,058
Non-Current Deferred Income Tax Liabilities	8,757	—
Other Non-Current Liabilities	96,702	88,656
Capital Lease Obligations	6,059	7,431
Long-Term Debt	2,181,544	1,935,465
Non-Recourse Debt	365,364	238,842
Commitments and Contingencies (Note 17)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 187,500,000 shares authorized, 124,008,303 and 112,547,544 issued and outstanding, respectively	1,240	1,125
Additional paid-in capital	1,190,906	891,993
Earnings in excess of distributions	31,541	112,763
Accumulated other comprehensive loss	(24,446)	(30,825)

Total shareholders’ equity attributable to The GEO Group, Inc.	1,199,241	975,056
Noncontrolling interests	(322)	(99)

Total shareholders’ equity	1,198,919	974,957

Total Liabilities and Shareholders’ Equity	$4,226,908	$3,749,409

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(In thousands)
Cash Flow from Operating Activities:
Net Income	$146,024	$148,498	$139,315
Net loss attributable to noncontrolling interests	217	217	123

Net income attributable to The GEO Group, Inc.	146,241	148,715	139,438
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by (used in) operating activities:
Depreciation and amortization expense	124,297	114,916	106,756
Deferred tax provision (benefit)	12,238	(5,963)	(2,374)
Amortization of debt issuance costs, discount and/or premium	16,540	12,121	6,963
Stock-based compensation	19,844	12,773	11,709
Loss on extinguishment of debt	—	15,885	—
Provision for doubtful accounts	2,456	2,682	764
Exit charges related to non-core operating leases	—	—	4,550
Equity in earnings of affiliates, net of tax	(12,045)	(6,925)	(5,533)
Income tax deficiency (benefit) related to equity compensation	—	1,626	(1,409)
Loss (gain) on sale/disposal of property and equipment	1,520	394	(466)
Dividends received from unconsolidated joint venture	6,132	1,611	3,244
Changes in assets and liabilities, net of acquisition:
Changes in accounts receivable, prepaid expenses and other assets	20,938	(50,946)	(29,311)
Changes in contract receivable	40,515	(280,562)	(114,086)
Changes in accounts payable, accrued expenses and other liabilities	2,366	5,645	21,912

Net cash provided by (used in) operating activities	381,042	(28,028)	142,157

Cash Flow from Investing Activities:
Acquisition of LCS, cash consideration	—	—	(307,404)
Acquisition of CEC, cash consideration, net of cash acquired	(353,556)	—	—
Acquisition of SoberLink, cash consideration	—	—	(24,402)
Proceeds from sale of property and equipment	3,460	2,030	42
Insurance proceeds — damaged property	2,754	4,733	1,270
Change in restricted cash and investments	(33,661)	(9,558)	(4,805)
Capital expenditures	(148,406)	(81,565)	(117,581)

Net cash used in investing activities	(529,409)	(84,360)	(452,880)

Cash Flow from Financing Activities:
Payments on long-term debt	(1,140,788)	(934,006)	(311,985)
Proceeds from long term debt	1,389,084	1,012,945	724,798
Payments on non-recourse debt	(307,414)	(10,064)	(11,908)
Proceeds from non-recourse debt	181,658	266,835	123,560
Taxes paid related to net share settlements of equity awards	(4,142)	(2,336)	(2,786)
Debt issuance costs	(9,542)	(21,115)	(7,069)
Proceeds from stock options exercised	6,962	3,347	2,774
Income tax (deficiency) benefit related to equity compensation	—	(1,626)	1,409
Proceeds from issuance of common stock in connection with ESPP	497	436	441
Issuance of common stock in connection with public offering	275,867	—	—
Dividends paid	(227,463)	(194,748)	(186,984)

Net cash provided by financing activities	164,719	119,668	332,250

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3,013)	1,120	(3,226)

Net Increase in Cash and Cash Equivalents	13,339	8,400	18,301
Cash and Cash Equivalents, beginning of period	68,038	59,638	41,337

Cash and Cash Equivalents, end of period	$81,377	$68,038	$59,638

Supplemental Disclosures
Cash paid during the year for:
Income taxes	$13,809	$23,063	$11,522

Interest	$115,354	$109,356	$97,652

Non-cash investing and financing activities:
Capital expenditures in accounts payable and accrued expenses	$13,039	$894	$5,939

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2017, 2016 and 2015

	GEO Group Inc. Shareholders					Noncontrolling Interest	Total Shareholders’ Equity
	Common Stock		Additional Paid-In Capital	Earnings in Excess of Distributions	Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount
	(In thousands)
Balance, January 1, 2015	111,287	$1,113	$865,685	$206,342	$(27,461)	$314	$1,045,993

Proceeds from stock options exercised	185	2	2,773	—	—	—	2,775
Tax benefit related to equity compensation	—	—	1,409	—	—	—	1,409
Stock based compensation expense	—	—	11,709	—	—	—	11,709
Shares withheld for net settlements of share-based awards	(108)		(2,786)				(2,786)
Restricted stock granted	635	6	(6)	—	—	—	—
Restricted stock canceled	(53)	—	—	—	—	—	—
Dividends — Paid	—	—	—	(186,984)	—	—	(186,984)
Re-issuance of treasury shares (ESPP)	20	—	441	—	—	—	441
Net income (loss)	—	—	—	139,438	—	(123)	139,315
Other comprehensive loss	—	—	—	—	(4,943)	(92)	(5,035)

Balance, December 31, 2015	111,966	$1,121	$879,225	$158,796	$(32,404)	$99	$1,006,837

Proceeds from stock options exercised	234	2	3,345	—	—	—	3,347
Tax benefit related to equity compensation	—	—	(1,626)	—	—	—	(1,626)
Stock based compensation expense	—	—	12,773	—	—	—	12,773
Shares withheld for net settlements of share-based awards	(113)	—	(2,335)	—	—	—	(2,337)
Restricted stock granted	523	5	(5)	—	—	—	—
Restricted stock canceled	(84)	(1)	1	—	—	—	—
Dividends Paid	—	—	—	(194,748)	—	—	(194,748)
Issuance of common stock (ESPP)	22	—	436	—	—	—	436
Net income (loss)	—	—	—	148,715	—	(217)	148,498
Other comprehensive income	—	—	—	—	1,579	19	1,598

Balance, December 31, 2016	112,548	$1,125	$891,993	$112,763	$(30,825)	$(99)	$974,957

Proceeds from stock options exercised	358	4	6,958	—	—	—	6,962
Stock based compensation expense	—	—	19,844	—	—	—	19,844
Shares withheld for net settlements of share-based awards	(136)	(1)	(4,141)	—	—	—	(4,142)
Restricted stock granted	933	9	(9)	—	—	—	—
Restricted stock canceled	(65)	(1)	1	—	—	—	—
Dividends Paid	—	—	—	(227,463)	—	—	(227,463)
Issuance of common stock — prospectus supplement	10,350	104	275,763	—	—	—	275,867
Issuance of common stock (ESPP)	20	—	497	—	—	—	497
Net income (loss)	—	—	—	146,241	—	(217)	146,024
Other comprehensive income (loss)	—	—	—	—	6,379	(6)	6,373

Balance, December 31, 2017	124,008	$1,240	$1,190,906	$31,541	$(24,446)	$(322)	$1,198,919

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017, 2016 and 2015

1.	Summary of Business Organization, Operations and Significant Accounting Policies

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) is a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of correctional, detention and reentry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa and the United Kingdom. The Company owns, leases and operates a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, as well as community based reentry facilities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). As of December 31, 2017, GEO’s worldwide operations included the ownership and/or management of approximately 96,000 beds at 141 correctional, detention and community services facilities, including idle facilities and projects under development, and also include the provision of community supervision services for more than 192,000 offenders and pretrial defendants, including approximately 100,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

GEO, which has been in operation since 1984, began operating as a REIT for federal income tax purposes effective January 1, 2013. As a result of the REIT conversion, GEO reorganized its operations and moved non-real estate components into taxable REIT subsidiaries (“TRSs”). Through the TRS structure, the portion of GEO’s businesses which are non-real estate related, such as its managed-only contracts, international operations, electronic monitoring services, and other non-residential and community based facilities, are part of wholly-owned taxable subsidiaries of the REIT. Most of GEO’s business units, which are real estate related and involve company-owned and company-leased facilities, are part of the REIT. The TRS structure allows the Company to maintain the strategic alignment of all of its diversified business segments under one entity. The TRS assets and operations will continue to be subject to federal and state corporate income taxes and to foreign taxes as applicable in the jurisdictions in which those assets and operations are located.

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

Cash and Cash Equivalents

Cash and cash equivalents include all interest-bearing deposits or investments with original maturities of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States, Australia, South Africa and the United Kingdom. As of December 31, 2017 and December 31, 2016, the Company had $28.2 million and $21.6 million in cash and cash equivalents held by its international subsidiaries, respectively.

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

Accounts Receivable

Accounts receivable consists primarily of trade accounts receivable due from federal, state, and local government agencies for operating and managing correctional facilities, providing youth and community based services, providing electronic monitoring and supervision services, providing construction and design services and providing inmate residential and prisoner transportation services. The Company generates receivables with its governmental clients and with other parties in the normal course of business as a result of billing and receiving payment. The Company regularly reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company also performs ongoing credit evaluations for some of its customers’ financial conditions and generally does not require collateral. Generally, the Company receives payment for these services thirty to sixty days in arrears. However, certain of the Company’s accounts receivable are paid by customers after the completion of their program year and therefore can be aged in excess of one year. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. Actual write-offs are charged against the allowance when collection efforts have been unsuccessful. As of December 31, 2017 and 2016, $4 million and $1.3 million, respectively, of the Company’s trade receivables were considered to be long-term and are classified as Other Non-Current Assets in the accompanying Consolidated Balance Sheets.

Notes Receivable

The Company had notes receivable from its former joint venture partner in the United Kingdom related to a subordinated loan extended to the joint venture partner while an active member of the partnership. The notes bore interest at a rate of 13%, and had semi-annual payments due June 15 and December 15. The Company recognized interest income on its Notes Receivable as it was earned. The balances outstanding were fully paid off as of December 31, 2017.

Note Receivable from Joint Venture

In May 2011, the GEO Group UK Limited, the Company’s subsidiary in the United Kingdom (“GEO UK”), extended a non-revolving line of credit facility to GEOAmey for the purpose of funding mobilization costs and on-going start up and operations in the principal amount of £12 million or $16.2 million, based on exchange rates at December 31, 2017. Amounts under the line of credit were drawn down in multiple advances up to the principal amount and accrue interest at the base rate of the Bank of England plus 0.5% with the principal amount due on demand. The Company recognizes interest income on its notes receivable as it is earned.

As of December 31, 2017, the Company was owed £1.3 million, or $1.7 million, based on exchange rates as of December 31, 2017, under the line of credit. As of December 31, 2016, the Company was owed £3.5 million, or $4.3 million, based on exchange rates as of December 31, 2016. These balances are included within Other Non-Current Assets in the accompanying Consolidated Balance Sheets. Refer to Note 15 — Business Segments and Geographic Information regarding the Company’s investment in GEOAmey.

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

Restricted Cash and Investments

The Company’s restricted cash and investments at December 31, 2017 are attributable to certain cash restriction requirements at the Company’s wholly owned Australian subsidiary related to non-recourse debt, other guarantees and restricted investments related to The GEO Group Inc. Non-qualified Deferred Compensation Plan as well as dividends held for unvested restricted stock awards. The current portion of restricted cash and investments primarily represents the amount expected to be paid within the next twelve months for debt service related to the Company’s non-recourse debt.

Prepaid expenses and Other Current Assets

Prepaid expenses and other current assets include assets that are expected to be realized within the next fiscal year. Included in the balance at December 31, 2017 is approximately $15.5 million of federal and state tax overpayments that will be applied against estimated tax payments due in 2018. Of this amount, approximately $13 million relates to tax overpayments in Australia. Included in the balance at December 31, 2016 is approximately $9.4 million of federal and state tax overpayments that were applied against tax payments in 2017.

Property and Equipment

Property and equipment are stated at cost, less accumulated amortization and depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 50 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Straight-line and accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. The Company performs ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the assessment indicates that assets will be used for a longer or shorter period than previously anticipated, the useful lives of the assets are revised, resulting in a change in estimate. The Company has not made any such changes in estimates during the years ended December 31, 2017, 2016 and 2015, respectively. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of company-owned correctional and detention facilities. Cost for self-constructed correctional and detention facilities includes direct materials and labor, capitalized interest and certain other indirect costs associated with construction of the facility, such as property taxes, other indirect labor and related benefits and payroll taxes. The Company begins the capitalization of costs during the pre-construction phase, which is the period during which costs are incurred to evaluate the site, and continues until the facility is substantially complete and ready for occupancy. Labor costs capitalized for the years ended December 31, 2017, 2016 and 2015 were not significant. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Refer to Note 6 — Property and Equipment.

Assets Held for Sale

As of December 31, 2017, the Company has one property classified as held for sale in the accompanying consolidated balance sheet. The Company classifies a long-lived asset (disposal group) as held for sale in the period in which all of the following criteria are met (i) Management, having the authority to approve the action, commits to a plan to sell the asset (disposal group), (ii) the asset (disposal group) is available for immediate sale in its present condition subject only to the terms that are usual and customary for sales of such assets (disposal groups), (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated, (iv) the sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale, within one year, except as permitted, (v) the asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company records assets held for sale at the lower of cost or estimated fair value and estimates fair value by using third party appraisers or other valuation techniques. The Company does not record depreciation for assets held for sale. Any gain or loss on the sale of operating assets is included in the operating income of the reportable segment to which it relates.

The property that is classified as held for sale is an office building previously used by a company GEO recently acquired, Community Education Centers, for its corporate headquarters. Refer to Note 2 — Business Combinations. At December 31, 2017, the carrying value of the property was approximately $3.9 million. In January 2018, the property was sold for $4 million, net of selling costs.

Asset Impairments

The Company had property and equipment of $2.1 billion and $1.9 million as of December 31, 2017 and 2016, including approximately 5,400 vacant beds at five idle facilities in its U.S. Corrections & Detention segment with a carrying value of $139.6 million which are being marketed to potential customers as of December 31, 2017, excluding equipment and other assets that can be easily transferred for use at other facilities.

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

The Company tests idle facilities for impairment upon notification that the facilities will no longer be utilized by the customer. If a long-lived asset is part of a group that includes other assets, the unit of accounting for the long-lived asset is its group. Generally, the Company groups assets by facility for the purpose of considering whether any impairment exists. The estimates of recoverability are based on projected undiscounted cash flows associated with actual marketing efforts where available or, in other instances, projected undiscounted cash flows that are comparable to historical cash flows from management contracts at similar facilities and sensitivity analyses that consider reductions to such cash flows. The Company’s sensitivity analyses include adjustments to projected cash flows compared to the historical cash flows due to current business conditions which impact per diem rates as well as labor and other operating costs, changes related to facility mission due to changes in prospective clients, and changes in projected capacity and occupancy rates. The Company also factors in prolonged periods of vacancies as well as the time and costs required to ramp up facility population once a contract is obtained. The Company performs the impairment analyses on an annual basis for each of the idle facilities and takes into consideration updates each quarter for market developments affecting the potential utilization of each of the facilities in order to identify events that may cause the Company to reconsider the most recent assumptions. Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than the terms used in the Company’s most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact the Company’s ability to house certain types of inmates at such facility. Further, a substantial increase in the number of available beds at other facilities the Company owns, or in the marketplace, could lead to deterioration in market conditions and projected cash flows. Although they are not frequently received, an unsolicited offer to purchase any of the Company’s idle facilities, at amounts that are less than their carrying value could also cause the Company to reconsider the assumptions used in the most recent impairment analysis. The Company has identified marketing prospects to utilize each of the remaining currently idled facilities and has determined that no current impairment exists. However, the Company can provide no assurance that it will be able to secure management contracts to utilize its idle facilities, or that it will not incur impairment charges in the future. In all cases, the projected undiscounted cash flows in our analysis as of December 31, 2017 substantially exceeded the carrying amounts of each facility.

The Company’s evaluations also take into consideration historical experience in securing new facility management contracts to utilize facilities that had been previously idled for periods comparable to or in excess of the periods the Company’s currently idle facilities have been idle. Such previously idled facilities are currently being operated under contracts that generate cash flows resulting in the recoverability of the net book value of the previously idled facilities by substantial amounts. Due to a variety of factors, the lead time to negotiate contracts with federal and state agencies to utilize idle bed capacity is generally lengthy which has historically resulted in periods of idleness similar to the ones the Company is currently experiencing. As a result of its analyses, the Company determined each of these assets to have recoverable values substantially in excess of the corresponding carrying values.

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

Goodwill and Other Intangible Assets

Goodwill

The Company has recorded goodwill as a result of its business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. The Company’s goodwill is not amortized and is tested for impairment annually on the first day of the fourth quarter, and whenever events or circumstances arise that indicate impairment may have occurred. Impairment testing is performed for all reporting units that contain goodwill. The reporting units are the same as the reportable segment for U.S. Corrections & Detention and are at the operating segment level for GEO Care.

On the annual measurement date of October 1, 2017, the Company’s management elected to qualitatively assess the Company’s goodwill for impairment for all of its reporting units, pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-08. Under provisions of the qualitative analysis, when testing goodwill for impairment, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a quantitative impairment test to identify goodwill impairment and measures the amount of goodwill impairment loss to be recognized, if any. The qualitative factors used by the Company’s management to determine the likelihood that the fair value of the reporting unit is less than the carrying amount include, among other things, a review of overall economic conditions and their current and future impact on the Company’s existing business, the Company’s financial performance and stock price, industry outlook and market competition. With respect to the qualitative assessments, management determined that it was more likely than not that the fair values of the reporting units exceeded their carrying values.

Other Intangible Assets

The Company has also recorded other finite and indefinite lived intangible assets as a result of previously completed business combinations. Other acquired finite and indefinite lived intangible assets are recognized separately if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the Company’s intent to do so. The Company’s intangible assets include facility management contracts, trade names and technology. The facility management contracts represent customer relationships in the form of management contracts acquired at the time of each business combination; the value of BI’s and Protocol’s trade names represent, among other intangible benefits, name recognition to its customers and intellectual property rights; and the acquired technology represents BI’s innovation with respect to its GPS tracking monitoring, radio frequency monitoring, voice verification monitoring and alcohol compliance systems, Protocol’s innovation with respect to its customer relationship management software and Soberlink’s innovation with respect to its alcohol monitoring devices. When establishing useful lives, the Company considers the period and the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up; or, if that pattern cannot be reliably determined, using a straight-line amortization method over a period that may be shorter than the ultimate life of such intangible asset. The Company also considers the impact of renewal terms when establishing useful lives. The Company currently amortizes its acquired facility management contracts over periods ranging from three to twenty-one years and its acquired technology over seven to eight years. There is no residual value associated with the Company’s finite-lived intangible assets. The Company reviews its trade name assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company does not amortize its indefinite lived intangible assets. The Company reviews its indefinite lived intangible assets annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. These reviews resulted in no impairment to the carrying value of the indefinite lived intangible assets for all periods presented. The Company records the costs associated with renewal and extension of facility management contracts as expenses in the period they are incurred.

Internal-Use Software

Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful lives of the software. Costs related to design or maintenance of internal-use software are expensed as incurred. As of December 31, 2017 and 2016, included in Property and Equipment, Net is approximately $30.1 million and $21.2 million of capitalized internal-use software, respectively.

Debt Issuance Costs

Debt issuance costs, net of accumulated amortization of $49.8 million and $40.2 million, totaling $42.3 million and $48.9 million at December 31, 2017 and 2016, respectively, are included in Long-Term Debt, Non-Recourse Debt and Other Non-Current Assets in the accompanying Consolidated Balance Sheets and are amortized to interest expense using the effective interest method over the term of the related debt. When evaluating the accounting for debt transactions and the related costs, in instances when there is a significant decrease in a creditor’s individual principal balance, the Company expenses the associated unamortized debt issuance costs.

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

The Company does not consolidate its 50% owned South African joint venture interest in SACS, a VIE. SACS joint venture investors are GEO and Kensani Corrections, Pty. Ltd (an independent third party); each partner owns a 50% share. The Company has determined it is not the primary beneficiary of SACS since it does not have the power to direct the activities of SACS that most significantly impact its performance. As such, the Company’s investment in this entity is accounted for under the equity method of accounting. SACS was established and subsequently, in 2001, was awarded a 25-year contract to design, finance and build the Kutama Sinthumule Correctional Centre in Louis Trichardt, South Africa. To fund the construction of the prison, SACS obtained long-term financing from its equity partners and lenders, the repayment of which is fully guaranteed by the South African government, except in the event of default, in which case the government guarantee is reduced to 80%. The Company’s maximum exposure for loss under this contract is limited to its investment in the joint venture of $18.1 million at December 31, 2017 and its guarantees related to SACS are discussed in Note 13 —Debt.

The Company does not consolidate its 50% owned joint venture in the United Kingdom. In February 2011, GEO UK, executed a Shareholders Agreement (the “Shareholders Agreement”) with Amey Community Limited (“Amey”) and Amey UK PLC (“Amey Guarantor”) to form GEOAmey, a private company limited by shares incorporated in England and Wales. GEOAmey was formed by GEO UK and Amey (an independent third party) for the purpose of performing prisoner escort and related custody services in England and Wales. In order to form this private company, GEOAmey issued share capital of £100 divided into 100 shares of £1 each and allocated the shares 50/50 to GEO UK and Amey. GEO UK and Amey each have three directors appointed to the Board of Directors and neither party has the power to direct the activities that most significantly impact the performance of GEOAmey. As such, the Company’s investment in this entity is accounted for under the equity method of accounting. Both parties provide lines of credit of £12.0 million, or $16.2 million, based on exchange rates in effect as of December 31, 2017, to ensure that GEOAmey can comply with future contractual commitments related to the performance of its operations. As of December 31, 2017, $1.7 million was owed to the Company by GEOAmey under the line of credit.

Fair Value Measurements

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (“exit price”). The Company carries certain of its assets and liabilities at fair value, measured on a recurring basis, in the accompanying Consolidated Balance Sheets. The Company also has certain assets and liabilities which are not carried at fair value in its accompanying Consolidated Balance Sheets and discloses the fair value measurements compared to the carrying values as of each balance sheet date. The Company’s fair value measurements are disclosed in Note 10 — Financial Instruments and Note 11 — Fair Value of Assets and Liabilities. The Company establishes fair value of its assets and liabilities using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels which distinguish between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The level in the fair value hierarchy within which the respective fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities. Level 2 inputs are other than quotable market prices included in Level 1 that are observable for the asset or liability either directly or indirectly through corroboration with observable market data. Level 3 inputs are unobservable inputs for the assets or liabilities that reflect management’s own assumptions about the assumptions market participants would use in pricing the asset or liability. The Company recognizes transfers between Levels 1, 2 and 3 as of the actual date of the event or change in circumstances that cause the transfer.

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

Construction revenues are recognized from the Company’s contracts with certain customers to perform construction and design services (“project development services”) for various facilities. In these instances, the Company acts as the primary developer and subcontracts with bonded National and/or Regional Design Build Contractors. These construction revenues are recognized as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to the estimated total cost for each contract. Provisions for estimated losses on uncompleted contracts and changes to cost estimates are made in the period in which the Company determines that such losses and changes are probable. Typically, the Company enters into fixed price contracts and does not perform additional work unless approved change orders are in place. Costs attributable to unapproved change orders are expensed in the period in which the costs are incurred if the Company believes that it is not probable that the costs will be recovered through a change in the contract price. If the Company believes that it is probable that the costs will be recovered through a change in the contract price, costs related to unapproved change orders are expensed in the period in which they are incurred, and contract revenue is recognized to the extent of the costs incurred. Revenue in excess of the costs attributable to unapproved change orders is not recognized until the change order is approved. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. For the years ended December 31, 2017, 2016 and 2015, there have been no changes in job performance, job conditions and estimated profitability that would require a revision to the estimated costs and income related to project development services. As the primary contractor, the Company is exposed to the various risks associated with construction, including the risk of cost overruns. Accordingly, the Company records its construction revenue on a gross basis and includes the related cost of construction activities in Operating Expenses.

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

The U.S. Tax Cut and Jobs Act (“Tax Act”) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory corporate tax rate of our Taxable REIT Subsidiaries from 35% to 21% and creates new taxes on certain foreign sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. In addition, in 2017 the Tax Act provides for a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax. While the Company has foreign operations it has provisionally identified that there is no transition tax due. Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the Tax Act.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has made reasonable estimates of the effects and recorded provisional amounts in its financial statements for the year ended December 31, 2017. As the Company collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, the IRS or other standard-setting bodies, it may make adjustments to the provisional amounts. Those adjustments may materially impact the provision for income taxes and the effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the enactment of the Tax Act will be completed in 2018.

Additionally, the Company must use significant judgment in addressing uncertainties in the application of complex tax laws and regulations. If actual circumstances differ from the Company’s assumptions, adjustments to the carrying value of deferred tax assets or liabilities may be required, which may result in an adverse impact on the results of its operations and its effective tax rate. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. The Company has not made any significant changes to the way it accounts for its deferred tax assets and liabilities in any year presented in the consolidated financial statements, except for the adoption of ASU 2015-17, “Income Taxes,” which requires that all deferred income tax assets and liabilities be classified as non-current in a classified statement of position. Based on its estimate of future earnings and its favorable earnings history, the Company currently expects full realization of the deferred tax assets net of any recorded valuation allowances. Furthermore, tax positions taken by the Company may not be fully sustained upon examination by the taxing authorities. In determining the adequacy of our provision (benefit) for income taxes, potential settlement outcomes resulting from income tax examinations are regularly assessed. As such, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be estimated with certainty.

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

Of the insurance policies discussed above, the Company’s most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves are undiscounted and were $71.0 million and $51.6 million as of December 31, 2017 and 2016, respectively, and are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. The Company uses statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, the Company considers such factors as historical frequency and severity of claims at each of its facilities, claim development, payment patterns and changes in the nature of its business, among other factors. Such factors are analyzed for each of the Company’s business segments. The Company estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. The Company also may experience variability between its estimates and the actual settlement due to limitations inherent in the estimation process, including its ability to estimate costs of processing and settling claims in a timely manner as well as its ability to accurately estimate the Company’s exposure at the onset of a claim. Because the Company has high deductible insurance policies, the amount of its insurance expense is dependent on its ability to control its claims experience. If actual losses related to insurance claims significantly differ from the Company’s estimates, its financial condition, results of operations and cash flows could be materially adversely impacted.

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

The components of accumulated other comprehensive loss attributable to GEO included in the consolidated statement of shareholders’ equity are as follows (in thousands):

	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc. [1]	Unrealized loss on derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, December 31, 2016	$(11,284)	$(15,877)	$(3,664)	$(30,825)
Current-period other comprehensive income (loss)	3,814	3,985	(1,420)	6,379

Balance, December 31, 2017	$(7,470)	$(11,892)	$(5,084)	$(24,446)

[1]	The foreign currency translation adjustment, net of tax, related to noncontrolling interests was not significant for the year ended December 31, 2017 or December 31, 2016.

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

The fair value of stock-based option awards was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for options awarded during years 2017, 2016 and 2015:

	2017	2016	2015
Risk free interest rates	1.53%	1.45%	1.00%
Expected term	4-5 years	4-5 years	4-5 years
Expected volatility	36%	25%	24%
Expected dividend rate	5.79%	8.85%	5.75%

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

For restricted stock share-based awards that contain a market condition, the probability of satisfying the market condition is considered in the estimate of grant-date fair value and previously recorded compensation expense is not reversed if the market condition is never met. The fair value of restricted stock awards granted in 2017, 2016 and 2015 with market-based performance conditions was determined based on a Monte Carlo simulation, which calculates a range of possible outcomes and the probabilities that they will occur, using the following average key assumptions:

	2017	2016	2015
Expected volatility	42.2%	23.5%	21.4%
Beta	1.11	1.04	0.78
Risk free interest rate	1.46%	1.08%	0.93%

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

Recent Accounting Pronouncements

The Company implemented the following accounting standards during the year ended December 31, 2017:

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other,” which is intended to simplify the test for goodwill impairment. To simplify the subsequent measurement of goodwill, this update eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update are effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill tests performed on testing dates after January 1, 2017. The Company elected to early adopt this standard during the fourth quarter of 2017. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718),” as a part of its simplification initiative. The Company adopted this ASU during 2017. Key areas of the amendments in this standard are (i) all excess tax benefits (deficiencies) from stock plan transactions should be recognized in the income statement as opposed to being recognized in additional paid-in capital; (ii) the tax withholding threshold for triggering liability accounting on a net settlement transaction has been increased from the minimum statutory rate to the maximum statutory rate; and (iii) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The guidance also provides clarification of the presentation of certain components of share-based awards in the statement of cash flows. The Company has elected to continue estimating forfeitures expected to occur in order to determine the amount of compensation cost to be recognized each period and to apply the cash flow classification guidance prospectively. As a result, excess tax benefits are now classified as an operating activity rather than a financing activity and the Company has recorded $1.6 million of excess tax benefits from stock plan transactions as a component of income tax expense in the consolidated statement of operations for the year ended

December 31, 2017. The Company has excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of its diluted earnings per share for the year ended December 31, 2017.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging,” which clarifies that a change in the counter party to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The Company adopted this ASU during the year ended December 31, 2017 and elected to apply the amendments in this standard on a prospective basis. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-07, “Investments — Equity Method and Joint Ventures,” as a part of its simplification initiative. The amendments in this standard eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in ASU 2016-07 also require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The Company adopted this ASU during the year ended December 31, 2017 and elected to apply the amendments in this standard on a prospective basis. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation — Interest Held through Related Parties that are Under Common Control,” which amends the current consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE, and therefore consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. The Company adopted this ASU during the year ended December 31, 2017. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

The following accounting standards will be adopted in future periods:

In February 2018, the FASB issued ASU No. 2018-02 “Income Statement-Reporting Comprehensive Income-Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this update allow an entity to elect to reclassify the income tax effects resulting from the Tax Cuts and Jobs Act on items within accumulated other comprehensive income to retained earnings. The new standard is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating whether or not the Company will make such an election and whether or not the new standard would have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2017, the FASB issued ASU No. 2017-12 “Derivatives and Hedging — Targeted Improvements to Accounting for Hedging Activities”. The objective of this guidance is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. Certain of the amendments in this update as they relate to cash flow hedges, eliminate the requirement to separately record hedge ineffectiveness currently in earnings. Instead, the entire change in the fair value of the hedging instrument is recorded in other comprehensive income. Those amounts are reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings. The new standard is effective for the Company beginning January 1, 2019. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2017, the FASB issued ASU No. 2017-10 “Service Concession Arrangements — Determining the Customer of the Operation Services”. The objective of this guidance is to reduce diversity in practice and provide clarification on how an operating entity determines the customer of the operation services for transactions within the scope of Topic 853, Service Concessions Arrangements. The amendments in this update clarify that the grantor is the customer of the operation services in all cases for such arrangements. The new standard was effective for the Company beginning on January 1, 2018. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2017, the FASB issued ASU No. 2017-09 “Compensation — Stock Compensation”. The objective of this guidance is to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying modification accounting for changes in the terms or conditions of share-based payment awards. An entity should account for the effects of a modification unless all of the following factors are met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the award is modified; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The new standard will be effective for all entities for fiscal years beginning after December 15, 2017 with early adoption permitted for public companies for reporting periods for which financial statements have not yet been issued. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2017, the FASB issued ASU No. 2017-07 “Compensation — Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. This guidance revises how employers that sponsor defined benefit pension and other postretirement plans present the net periodic benefit cost in their income statement and requires that the service cost component of net periodic benefit cost be presented in the same income statement line items as other employee compensation costs from services rendered during the period. Of the components of net periodic benefit cost, only the service cost component will be eligible for asset capitalization. The other components of the net periodic benefit cost must be presented separately from the line items that include the service cost and outside of any subtotal of operating income on the income statement. The new standard will be effective for public companies for fiscal years beginning after December 15, 2017 on a retroactive basis. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes — Intra-Entity Transfers of Assets Other Than Inventory,” as a part of its simplification initiative. The amendments in this standard require entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Under prior generally accepted accounting principles, the recognition of current and deferred income taxes for an intra-entity asset transfer was prohibited until the asset has been sold to an outside party. The new standard will be effective for public companies for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods with early adoption permitted under certain circumstances. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the adoption period. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows,” which clarified the presentation and classification in the statement of cash flows for eight specific cash flow issues with the objective of reducing diversity in practice. These cash flow issues include debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies), distributions received from equity method investees, beneficial interests in securitization transactions and also addresses separately identified cash flows and the application of the predominance principle. The amendments in ASU No. 2016-15 are effective for public companies for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The implementation of this standard is not expected to have a material impact the Company’s financial position, results of operations or cash flows.

In February 2016, FASB issued ASU 2016-02, “Leases,” which requires entities to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. For finance leases and operating leases, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term with each initially measured at the present value of the lease payments. The FASB has recently issued several amendments to the standard, including accounting for land easements. The amendments in ASU 2016-02 are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company has implemented a lease management software application tool and is currently assessing the impact that the adoption of ASU 2016-02 will have on its consolidated financial position or results of operations, but expects that it will result in a significant increase in its long-term assets and liabilities given the significant number of leases as disclosed in Note 17 — Commitments and Contingencies.

In May 2014, the FASB issued a new standard related to revenue recognition (ASU 2014-09, “Revenue from Contracts with Customers”.) Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective transition method). The new standard became effective for the Company beginning on January 1, 2018 and the Company used the modified retrospective transition method to implement this standard. The Company has completed its evaluation of the effects of the implementation of this standard and has determined that it will not have a material impact on the Company’s financial position, results of operations or cash flows. The Company did identify, as a result of its analysis, certain reclassifications between revenues and operating expenses for payments made to certain of its customers. However, these reclassifications were not considered to be significant and are less than $2.0 million annually. Lastly, certain additional disclosures will be required under the new standard which will be implemented during the first quarter of 2018.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on the Company’s results of operations or financial position.

2.	Business Combinations

Community Education Centers Acquisition

On April 5, 2017, the Company completed its acquisition of CEC, pursuant to a definitive merger agreement entered into on February 12, 2017 between the Company, GEO/DE/MC/01 LLC, and CEC Parent Holdings LLC. CEC is a private provider of rehabilitation services for offenders in reentry and in-prison treatment facilities as well as management services for county, state and federal correctional and detention facilities. CEC’s operations encompass over 12,000 beds nationwide. Under the terms of the merger agreement, the Company acquired 100% of the voting interests in CEC for $353.6 million, net of cash acquired of $3.0 million, in an all cash transaction, excluding transaction related expenses paid at closing of $4.1 million. At the time of the acquisition, approximately $115.0 million of CEC indebtedness, including accrued interest, was outstanding. All indebtedness of CEC was repaid by the Company with a portion of the $353.6 million merger consideration. The purchase price was reduced by $2.6 million as a result of the final working capital target settlement received by the Company during the third quarter ended September 30, 2017. Additionally, for tax periods ending on or prior to December 31, 2018, the purchase price may be adjusted for any tax benefits realized by the Company attributable to certain transactional tax deductions if such deductions are able to be taken by the Company and will result in an incremental tax benefit. The Company has estimated a maximum potential adjustment of approximately $1.9 million but has preliminarily estimated the fair value of this contingency at zero at the acquisition date. The Company is still reviewing the various tax implications of the acquisition which may impact the ultimate fair value of this contingency.

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

The allocation of the purchase price for this transaction as of April 5, 2017 has not been finalized. The primary areas of the preliminary purchase price allocations that are not finalized relate to the fair values of liabilities acquired and income taxes. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired at the acquisition date during the measurement period. Measurement period adjustments that the Company determines to be material will be recorded in the reporting period in which the adjustment amounts are determined. During the year ended December 31, 2017, the Company made measurement period adjustments of approximately $6.7 million to provisional amounts with respect to the CEC acquisition that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. These adjustments related to the Company’s valuation of accounts receivable, prepaid expenses and other current assets, accounts payable, other noncurrent liabilities and deferred income tax assets. Of the total measurement period adjustments, other non-current liabilities decreased $4.6 million related to the valuation of an unfavorable contract liability and increased by $5.1 million related to a contingency for unclaimed property. The remaining measurement period adjustments were not individually significant and related to finalizing certain analyses relating to accounts receivable, taxes accounts payable and accrued expenses. The preliminary purchase price allocation as of April 5, 2017 and as of December 31, 2017 and adjustments made to the estimated acquisition date fair values during the measurement period are as follows (in ‘000’s):

	Acquisition Date Estimated Fair Value as of April 5, 2017	Measurement Period Adjustments	Acquisition Date Estimated Fair Value as of December 31, 2017
Accounts Receivable	$29,936	$2,933	$32,869
Prepaid and other current assets	5,032	(635)	4,397
Property and equipment	126,510	—	126,510
Intangible assets	76,000	—	76,000
Favorable lease assets	3,110	—	3,110
Deferred income tax assets	2,223	1,893	4,116
Other non-current assets	4,327	—	4,327

Total assets acquired	$247,138	$4,191	$251,329

Accounts payable and accrued expenses	53,800	(2,149)	51,651
Unfavorable lease liabilities	1,299	—	1,299
Other non-current liabilities	9,917	562	10,479

Total liabilities assumed	$65,016	$(1,587)	$63,429

Total identifiable net assets	182,122	5,778	187,900
Goodwill	172,343	(6,687)	165,656

Total consideration paid, net of cash acquired	$354,465	$(909)	$353,556

As shown above, the Company recorded $165.7 million of goodwill related to the purchase of CEC. The strategic benefits of the merger include the Company’s ability to further position itself to meet the demand for increasingly diversified correctional, detention and community reentry facilities and services and the Company’s ability to expand the delivery of enhanced in-prison rehabilitation including evidence-based treatment, integrated with post-release support services through GEO’s Continuum of Care platform. These factors contributed to the goodwill that was recorded upon consummation of the transaction. The Company does not believe that any of the goodwill recorded as a result of the CEC acquisition will be deductible for federal income tax purposes. In November 2017, the Company sold substantially all of the assets of one of the acquired CEC entities for approximately $3.7 million which resulted in a reduction of goodwill of $2.2 million. The net gain on sale was not significant and the operations of this entity were not significant to the Company. Refer to Note 9 —Goodwill and Other Intangible Assets, Net. Identifiable intangible assets purchased in the acquisition and their weighted average amortization periods in total and by major intangible asset class, as applicable, are included in the table below:

	Weighted Average Useful Life (years)	Fair Value as of April 5, 2017
Facility management contracts	18	$75,300
Covenants not to compete	1	700

Total acquired intangible assets		$76,000

Pro forma financial information (Unaudited)

The results of operations of CEC are included in the Company’s results of operations from April 5, 2017. The following unaudited pro forma information combines the consolidated results of operations of the Company and CEC as if the acquisition had occurred at January 1, 2015, which is the beginning of the earliest period presented. The pro forma amounts are included for comparative purposes and may not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable period and may not be indicative of the results that will be attained in the future (in thousands):

	Year Ended (unaudited)
	December 31, 2017	December 31, 2016	December 31, 2015
Pro forma revenues	2,300,000	2,400,000	2,100,000
Pro forma net income attributable to the GEO Group, Inc.	160,000	143,000	127,000

The unaudited pro forma combined financial information presented above is compiled from the financial statements of the combined companies and includes pro forma adjustments for: (i) estimated changes in depreciation expense, interest expense and amortization expense; (ii) adjustments to eliminate intercompany transactions; (iii) adjustments to remove approximately $15 million, for the year ended December 31, 2017, respectively, of non-recurring transaction and merger related costs directly related to the CEC acquisition that are included in the combined companies’ financial results; and (iv) the income tax impact of the adjustments.The unaudited pro forma financial information does not include any adjustments to reflect the impact of cost savings or other synergies that may result from this acquisition. As noted above, the unaudited pro forma financial information does not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future.

The Company has included revenue and earnings of approximately $171 million and $22 million, respectively, in its consolidated statements of operations for the year ended December 31, 2017 for CEC activity since April 5, 2017, the date of acquisition.

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

During the years ended December 31, 2017, 2016 and 2015, GEO declared and paid the following regular cash distributions to its stockholders which were treated for federal income taxes as follows (retroactively adjusted to reflect the effects of the Company’s 3-for-2 stock split):

				Ordinary Dividends
Declaration Date	Payment Date	Record Date	Distribution Per Share	Qualified(1)	Non-Qualified	Nondividend Distributions(2)	Aggregate Payment Amount (millions)
February 6, 2015	February 27, 2015	February 17, 2015	$0.41	$0.0353166	$0.2759814	$0.1020353	$46.0
April 29, 2015	May 21, 2015	May 11, 2015	$0.41	$0.0353166	$0.2759814	$0.1020353	$46.3
July 31, 2015	August 24, 2015	August 14, 2015	$0.41	$0.0353166	$0.2759814	$0.1020353	$46.3
November 3, 2015	November 25, 2015	November 16, 2015	$0.43	$0.0370254	$0.2893354	$0.1069725	$48.5
February 3, 2016	February 26, 2016	February 16, 2016	$0.43	$0.0493613	$0.2886402	$0.0953319	$48.5
April 20, 2016	May 12, 2016	May 2, 2016	$0.43	$0.0493613	$0.2886402	$0.0953319	$48.7
July 20, 2016	August 12, 2016	August 1, 2016	$0.43	$0.0493613	$0.2886402	$0.0953319	$48.7
October 18, 2016	November 10, 2016	October 31, 2016	$0.43	$0.0493613	$0.2886402	$0.0953319	$48.8
February 6, 2017	February 27, 2017	February 17, 2017	$0.47	$0.0175622	$0.2468402	$0.2025975	$52.5
April 25, 2017	May 19, 2017	May 9, 2017	$0.47	$0.0176751	$0.2484259	$0.2038990	$58.4
July 10, 2017	July 28, 2017	July 21, 2017	$0.47	$0.0176751	$0.2484259	$0.2038990	$58.3
October 12, 2017	October 30, 2017	October 23, 2017	$0.47	$0.0176751	$0.2484259	$0.2038990	$58.3

(1)	The amount constitutes a “Qualified Dividend”, as defined by the Internal Revenue Service.
(2)	The amount constitutes a “Return of Capital”, as defined by the Internal Revenue Service.

Common Stock Offering

On March 7, 2017, the Company entered into an underwriting agreement related to the issuance and sale of 9,000,000 shares of common stock, par value $.01 per share, of the Company. The offering price to the public was $27.80 per share and the underwriters agreed to purchase the shares from the Company pursuant to the underwriting agreement at a price of $26.70 per share. In addition, under the terms of the underwriting agreement, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,350,000 shares of common stock. On March 8, 2017, the underwriters exercised in full their option to purchase the additional 1,350,000 shares of common stock. On March 13, 2017, the Company announced that it had completed the sale of 10,350,000 shares of common stock with its previously announced underwritten public offering. GEO received gross proceeds (before underwriting discounts and estimated offering expenses) of approximately $288.1 million from the offering, including approximately $37.6 million in connection with the sale of the additional shares. Fees paid in connection with the offering were not significant and have been netted against additional paid-in capital. The net proceeds of this offering were used to repay amounts outstanding under the revolver portion of the Company’s senior credit facility and for general corporate purposes. The 10,350,000 shares of common stock were issued under GEO’s previously effective shelf registration filed with the Securities and Exchange Commission. The previously effective registration statement on Form S-3 expired September 12, 2017. On October 20, 2017, GEO filed a new registration statement on Form S-3 that automatically became effective. Refer to discussion below. The number of shares and per-share amounts herein have been adjusted to reflect the effects of the stock split. Refer to Note 1 — Summary of Business Organization, Operations and Significant Accounting Policies

Prospectus Supplement

In September 2014, the Company filed with the Securities and Exchange Commission (“SEC”) an automatic shelf registration statement on Form S-3. On November 10, 2014, in connection with the shelf registration, the Company filed with the Securities and Exchange Commission a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $150 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the years ended December 31, 2017, 2016 or 2015. On September 12, 2017, the shelf registration expired. On October 20, 2017, the Company filed with the SEC a new automatic shelf registration on Form S-3. Under this new shelf registration, the Company may, from time to time, sell any combination of securities described in the prospectus in one or more offerings. Each time that the Company may sell securities, the Company will provide a prospectus supplement that will contain specific information about the terms of that offering and the securities being offered. On November 9, 2017, in connection with the shelf registration, the Company filed with the SEC a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $150 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the year ended December 31, 2017.

Preferred Stock

In April 1994, the Company’s Board authorized 30 million shares of “blank check” preferred stock. The Board is authorized to determine the rights and privileges of any future issuance of preferred stock such as voting and dividend rights, liquidation privileges, redemption rights and conversion privileges. As of December 31, 2017, there were no shares of preferred stock outstanding.

Noncontrolling Interests

The Company includes the results of operations and financial position of SACM or the “joint venture”, its majority-owned subsidiary, in its consolidated financial statements. SACM was established in 2001 to operate correctional centers in South Africa. The joint venture currently provides security and other management services for the Kutama Sinthumule Correctional Centre in the Republic of South Africa under a 25-year management contract which commenced in February 2002. The Company’s and the joint venture partner’s shares in the profits of the joint venture are 88.75% and 11.25%, respectively. There were no changes in the Company’s ownership percentage of the consolidated subsidiary during the years ended December 31, 2017, 2016 and 2015.

4.	Equity Incentive Plans

In 2014, the Board of Directors adopted The GEO Group, Inc. 2014 Stock Incentive Plan (the “2014 Plan”), which was approved by the Company’s shareholders on May 2, 2014. The 2014 Plan replaced the former GEO Group, Inc. 2006 Stock Incentive Plan (the “2006 Plan”). The 2014 Plan provides for a reserve of 4,625,030 shares, which consists of 3,000,000 new shares of common stock available for issuance and 1,625,030 shares of common stock that were available for issuance under the 2006 Plan prior to the 2014 Plan replacing it.

Under the terms of the 2014 Plan, the vesting period and, in the case of stock options, the exercise price per share, are determined by the terms of each grant agreement. All stock options that have been granted under the Company plans are exercisable at the fair market value of the common stock at the date of the grant. Generally, the stock options vest and become exercisable ratably over a four-year period, beginning immediately on the date of the grant. However, the Board of Directors has exercised its discretion to grant stock options that vest 100% immediately for the Chief Executive Officer. All stock options awarded under the 2014 Plan expire no later than ten years after the date of the grant. When options are exercised, the Company issues shares of common stock related to the exercised options.

The Company recognized compensation expense related to the Company plans for the years ended December 31, 2017, 2016 and 2015 as follows (in thousands):

	2017	2016	2015
Stock option plan expense	$1,305	$538	$727
Restricted stock expense	$18,539	$12,235	$10,982

Stock Options

A summary of the activity of the Company’s stock options plans is presented below:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Options outstanding at December 31, 2016	1,211	$20.65	7.14	$5,466
Granted	462	32.30
Exercised	(360)	19.11
Forfeited/Canceled	(83)	27.41

Options outstanding at December 31, 2017	1,230	$25.02	7.33	$3,117

Options vested and expected to vest at December 31, 2017	1,165	$24.84	7.25	$3,042

Options exercisable at December 31, 2017	523	$22.04	5.93	$2,174

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of fiscal year 2017 and the exercise price, times the number of shares that are “in the money”) that would have been received by the option holders had all option holders exercised their options on December 31, 2017. This amount changes based on the fair value of the Company’s stock.

The following table summarizes information relative to stock option activity during the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Intrinsic value of options exercised	$4,126	$1,671	$2,000
Fair value of shares vested	$373	$518	$1,314

The following table summarizes information about the exercise prices and related information of stock options outstanding under the Company plans at December 31, 2017:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price
	(In thousands)
0-18.23	185	3.22	$13.97	185	3.22	$13.97
18.24-22.26	392	7.52	$20.18	133	6.92	$20.62
22.27-29.39	233	7.02	$28.77	120	6.87	$28.77
29.40-43.15	420	9.12	$32.27	85	8.94	$32.27

Total	1,230	7.33	$25.02	523	5.93	$22.04

The weighted average grant date fair value of options granted during the year ended December 31, 2017, 2016 and 2015 was $5.91, $2.09 and $4.26 per share, respectively. There were 0.5 million, 0.3 million and 0.3 million options granted during the year ended December 31, 2017, 2016 and 2015, respectively.

The following table summarizes the status of non-vested stock options as of December 31, 2017 and 2016, and changes during the year ending December 31, 2017:

	Number of Shares	Wtd. Avg. Grant Date Fair Value
	(In thousands)
Options non-vested at December 31, 2016	590	$1.93
Granted	462	5.91
Vested	(262)	2.01
Forfeited	(83)	3.87

Options non-vested at December 31, 2017	707	$3.93

As of December 31, 2017, the Company had $2.0 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.9 years.

Restricted Stock

During the year ended December 31, 2017, the Company granted approximately 933,000 shares of restricted stock to certain employees and executive officers. Of these awards, 352,500 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics over a three year period from January 1, 2017 to December 31, 2019.

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

During the year ended December 31, 2016, the Company granted approximately 524,000 shares of restricted stock to certain employees and executive officers. Of these awards, 173,000 are performance-based awards which will be forfeited if the Company does not achieve certain annual metrics over a three year period from January 1, 2016 to December 31, 2018.

The vesting of the performance-based restricted stock grants awarded in 2016 are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the TSR Target Award can vest at the end of a three-year performance period if GEO meets certain TSR performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2016 to December 31, 2018; and (ii) up to 50% of the ROCE Target Award can vest at the end of a three-year performance period if GEO meets certain ROCE performance targets over a three year period from January 1, 2016 to December 31, 2018. These performance awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the performance-based awards is based on the target awards for both metrics.

During the year ended December 31, 2015, the Company granted 635,000 shares of restricted stock to its executive officers and to certain senior employees. Of these awards, 223,000 are performance-based awards which will be forfeited if the Company does not achieve certain annual metrics over a three year period from January 1, 2015 to December 31, 2017. The vesting of the performance-based restricted stock grants awarded in 2015 are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the TSR Target Award can vest at the end of a three-year performance period if GEO meets certain TSR performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2014 to December 31, 2016; and (ii) up to 50% of the ROCE Target Award can vest at the end of a three-year period if GEO meets certain ROCE performance targets over a three year period from January 1, 2015 to December 31, 2017. These performance awards can vest at the end of the three year performance period at between 0% and 200% of the target awards for both metrics. The number of shares shown for the performance-based awards is based on the target awards for both metrics.

The metric related to TSR is considered to be a market condition. For share-based awards that contain a market condition, the probability of satisfying the market condition must be considered in the estimate of grant-date fair value. Compensation expense is recognized over the vesting period and previously recorded compensation expense is not reversed if the market condition is never met. Refer to Note 1 — Summary of Business Organization, Operations and Significant Accounting Policies — Stock-Based Compensation Expense, for the assumptions and method used to value these awards.

The metric related to ROCE is considered to be a performance condition. For share-based awards that contain a performance condition, the achievement of the targets must be probable before any share-based compensation expense is recorded. The Company reviews the likelihood of which target in the range will be achieved and if deemed probable, compensation expense is recorded at that time. If subsequent to initial measurement there is a change in the estimate of the probability of meeting the performance condition, the effect of the change in the estimated quantity of awards expected to vest is recognized by cumulatively adjusting compensation expense. If ultimately the performance targets are not met, for any awards where vesting was previously deemed probable, previously recognized compensation expense will be reversed in the period in which vesting is no longer deemed probable. During 2017, 2016 and 2015, the Company deemed the achievement of the target award to be probable and there were no changes in the estimated quantity of awards expected to vest. The fair value of these awards was determined based on the closing price of the Company’s common stock on the date of grant.

The following table summarizes the status of restricted stock awards as of December 31, 2017 and 2016, and changes during the year ended December 31, 2017:

	Shares	Wtd. Avg. Grant date Fair value
	(In thousands)
Restricted stock outstanding at December 31, 2016	1,345	$24.37
Granted	933	35.31
Vested	(442)	23.23
Forfeited/Canceled	(66)	26.89

Restricted stock outstanding at December 31, 2017	1,770	$30.47

As of December 31, 2017, the Company had $33.4 million of unrecognized compensation cost that is expected to be recognized over a weighted average period of 2.5 years.

Employee Stock Purchase Plan

The Company previously adopted The GEO Group Inc. 2011 Employee Stock Purchase Plan (the “Plan”), which was approved by the Company’s shareholders. The purpose of the Plan, which is qualified under Section 423 of the Internal Revenue Service Code of 1986, as amended, is to encourage stock ownership through payroll deductions by the employees of GEO and designated subsidiaries of GEO in order to increase their identification with the Company’s goals and secure a proprietary interest in the Company’s success. These deductions are used to purchase shares of the Company’s Common Stock at a 5% discount from the then current market price. The Company has made available up to 750,000 shares of its common stock, which were registered with the Securities and Exchange Commission on May 4, 2012, as amended on July 18, 2014, for sale to eligible employees.

The Plan is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Plan are made on the last day of each month. During the years ended December 31, 2017, 2016 and 2015, 20,009, 23,037 and 19,808 shares of common stock, respectively, were issued in connection with the Plan.

5.	Earnings Per Share

Basic and diluted earnings per share (“EPS”) from continuing operations were calculated for the years ended December 31, 2017, 2016, and 2015 respectively, as follows:

Fiscal Year	2017	2016	2015
	(In thousands, except per share data)
Net Income	$146,024	$148,498	$139,315
Loss attributable to noncontrolling interests	217	217	123

Net income attributable to The GEO Group, Inc.	$146,241	$148,715	$139,438
Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	120,095	111,065	110,544

Per share amount	$1.22	$1.34	$1.26

Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	120,095	111,065	110,544
Dilutive effect of equity incentive plans	719	420	449

Weighted average shares assuming dilution	120,814	111,485	110,993

Per share amount — diluted	$1.21	$1.33	$1.25

Outstanding share and per-share amounts disclosed for all periods presented have been retroactively adjusted to reflect the effects of the stock split.

For the year ended December 31, 2017, 617,025 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. 719,204 common stock equivalents from restricted shares were anti-dilutive and excluded from the computation of diluted EPS.

For the year ended December 31, 2016, 862,964 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. 267,045 common stock equivalents from restricted shares were anti-dilutive.

For the year ended December 31, 2015, 360,693 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. 315,111 common stock equivalents from restricted shares were anti-dilutive.

6.	Property and Equipment

Property and equipment consist of the following at fiscal year end:

	Useful Life	2017	2016
	(Years)	(In thousands)
Land	—	$129,421	$116,517
Buildings and improvements	2 to 50	2,009,279	1,853,409
Leasehold improvements	1 to 29	288,614	270,760
Equipment	3 to 10	193,281	186,095
Furniture, fixtures and computer software	1 to 7	57,204	52,225
Facility construction in progress		74,312	14,574

Total		$2,752,111	$2,493,580
Less accumulated depreciation and amortization		(673,988)	(596,339)

Property and equipment, net		$2,078,123	$1,897,241

The Company depreciates its leasehold improvements over the shorter of their estimated useful lives or the terms of the leases including renewal periods that are reasonably assured. The Company’s construction in progress primarily consists of expansions to facilities that are owned by the Company. Interest capitalized in property and equipment for the years ended December 31, 2017 and December 31, 2016 was not significant.

Depreciation expense was $98.9 million, $92.8 million and $85.9 million, respectively, for the years ended December 31, 2017, 2016 and 2015, respectively.

At both December 31, 2017 and 2016, the Company had $17.1 million of assets recorded under capital leases related to land, buildings and improvements. Capital leases are recorded net of accumulated amortization of $12.2 million and $11.2 million, at December 31, 2017 and 2016, respectively. Depreciation expense related to assets recorded under capital leases for each of the years ended December 31, 2017, 2016 and 2015 was $1.0 million and is included in Depreciation and Amortization in the accompanying consolidated statements of operations.

7.	Contract Receivable

On September 16, 2014, GEO’s wholly-owned subsidiary, GEO Ravenhall Pty. Ltd., in its capacity as trustee of another wholly-owned subsidiary, GEO Ravenhall Trust (“Project Co”), signed the Ravenhall Prison Project Agreement (“Ravenhall Contract”) with the State of Victoria (the “State”) for the development and operation of a new 1,000-bed facility in Ravenhall, a locality near Melbourne, Australia under a public-private partnership financing structure. The facility has the capacity to house 1,300 inmates should the State have the need for additional beds in the future. The design and construction phase (“D&C Phase”) of the agreement began in September 2014 and was completed in November 2017. Project Co was the primary developer during the D&C Phase and subcontracted with a bonded international design and build contractor to design and construct the facility. GEO’s wholly-owned subsidiary, the GEO Group Australasia Pty. Ltd. (“GEO Australia”) will operate the facility under a 25-year management contract (“Operating Phase”). During the D&C Phase, GEO Australia provided construction management and consultant services to the State.

The cost of the project during the D&C Phase was funded by debt financing along with a capital contribution by GEO in the amount of AUD 115 million, or $89.8 million, based on exchange rates at December 31, 2017, which was contributed in January 2017 (Refer to Note 13 — Debt). Another wholly-owned subsidiary of GEO, Ravenhall Finance Co Pty. Limited (“Finance Co”), entered into a syndicated facility agreement with National Australia Bank Limited to provide the debt financing for the project. In order to fix the interest rate on this variable non-recourse debt, Finance Co entered into interest rate swap agreements. Refer to Note 8 — Derivative Financial Instruments. Upon completion and commercial acceptance of the facility in November 2017, in accordance with the Ravenhall Contract, the State made a lump sum payment of AUD 310 million, or $242.0 million, based on exchange rates as of December 31, 2017, towards a portion of the outstanding balance. The remaining balance will be paid over the life of the 25-year management contract.

During the D&C Phase, the Company recognized revenue as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to the estimated total costs for the design and construction of the facility. Costs incurred and estimated earnings in excess of billings are classified as Contract Receivable in the accompanying consolidated balance sheets. The total balance of the Contract Receivable at December 31, 2017 is $422.5 million which is recorded at net present value based on the timing of expected future settlement. Interest income is recorded as earned using an effective interest rate of 8.97%. As the primary contractor, Project Co was exposed to the various risks associated with the D&C Phase. Accordingly, the Company recorded construction revenue on a gross basis and included the related costs of construction activities in operating expenses within the Facility Design & Construction segment. Reimbursable pass through costs were excluded from revenues and expenses.

8.	Derivative Financial Instruments

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

Australia — Fullham

The Company’s Australian subsidiary was a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined the swap’s payment and expiration dates, and call provisions that coincided with the terms of the non-recourse debt, to be an effective cash flow hedge. Accordingly, the Company recorded the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total unrealized gains recorded in other comprehensive income, net of tax, related to this cash flow hedge were not significant for the years ended December 31, 2017 or 2016. During 2017, the associated non-recourse debt was paid off and the interest rate swap is no longer in existence as of December 31, 2017.

Australia — Ravenhall

In September 2014, the Company’s Australian subsidiary entered into interest rate swap agreements to fix the interest rate on its variable rate non-recourse debt related to a prison project in Ravenhall, a locality near

Melbourne, Australia to 3.3% during the design and construction phase and 4.2% during the project’s operating phase. Refer to Note 7 — Contract Receivable. The swaps’ notional amounts during the design and construction phase coincided with scheduled construction draw commitments throughout the project. The design and construction phase of the project was completed during November 2017 and the related interest rate swap agreements expired. At December 31, 2017, the swaps related to the operating phase had a notional value of approximately AUD 466.3 million, or $364.0 million. At the onset, the Company had determined that the swaps have payment, expiration dates and provisions that coincide with the terms of the non-recourse debt and the critical terms of the swap agreements and scheduled construction draw commitments were the same and were therefore considered to be effective cash flow hedges. During 2017 and 2016, certain of the critical terms of the swap agreements related to the design and construction phase no longer coincided with the scheduled construction draw commitments. However, the swaps were still considered to be highly effective and the measurement of any ineffectiveness was not significant during the year ended December 31, 2017 or 2016. Accordingly, the Company records the change in the fair value of the interest rate swaps in accumulated other comprehensive income, net of applicable income taxes. Total unrealized gains recorded in other comprehensive income, net of tax, related to this cash flow hedge were approximately $4.0 million during the year ended December 31, 2017. The total fair value of the swap liability as of December 31, 2017 was $14.0 million and is recorded as a component of Other Non-Current liabilities within the accompanying consolidated balance sheet. There was no material ineffectiveness for the periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss).

Additionally, upon completion and commercial acceptance of the prison project in November 2017, the State, in accordance with the prison contract, made a lump sum payment of AUD 310 million, or $242.0 million, based on exchange rates at December 31, 2017, towards a portion of the outstanding balance which was used to pay down the principal of the non-recourse debt. The Company’s Australian subsidiary had also entered into interest rate cap agreements in September 2014 giving the Company the option to cap the interest rate on its variable non-recourse debt related to the project in the event that the completion of the prison project was delayed which could have delayed the State’s payment. These instruments did not meet the requirements for hedge accounting, and therefore, changes in fair value of the interest rate caps were recorded in earnings which was not significant during 2017, 2016 or 2015. As the project was not delayed and the State’s payment was received according to schedule, these interest rate cap assets were not put into effect.

9.	Goodwill and Other Intangible Assets, Net

The Company has recorded goodwill as a result of its various business combinations. On April 5, 2017, the Company completed its acquisition of CEC. Refer to Note 2 — Business Combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company’s goodwill balances recognized during the years ended December 31, 2017 and 2016 were as follows (in thousands):

	December 31, 2016	Acquisitions (net of dispositions)	Foreign currency translation	December 31, 2017
U.S. Corrections & Detention	$277,774	$39,231	$—	$317,005
GEO Care	337,257	124,242	—	461,499
International Services	402	—	45	447

Total Goodwill	$615,433	$163,473	$45	$778,951

	December 31, 2015	Acquisitions	Foreign currency translation	December 31, 2016
U.S. Corrections & Detention	$277,774	$—	$—	$277,774
GEO Care	337,257	—	—	337,257
International Services	407	—	(5)	402

Total Goodwill	$615,438	$—	$(5)	$615,433

In November 2017, the Company sold substantially all of the assets of one of the acquired CEC entities for approximately $3.7 million which resulted in a reduction of goodwill of $2.2 million. The net gain on sale was not significant and the operations of this entity were not significant to the Company. Refer to Note 2 — Business Combinations.

Intangible assets consisted of the following as of December 31, 2017 and December 31, 2016 (in thousands):

	December 31, 2017				December 31, 2016
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	16.3	$308,518	$(106,724)	$201,794	$233,136	$(87,256)	$145,880
Covenants not to compete	1	700	(517)	183	—	—	—
Technology	7.3	33,700	(25,538)	8,162	33,700	(20,896)	12,804
Trade names	Indefinite	45,200	—	45,200	45,200	—	45,200

Total acquired intangible assets		$388,118	$(132,779)	$255,339	$312,036	$(108,152)	$203,884

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

Amortization expense was $24.7 million, $20.4 million and $19.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, and primarily related to the U.S. Corrections & Detention and GEO Care segments’ amortization of intangible assets for acquired management contracts. The Company relies on its historical experience in determining the useful life of facility management contracts. The Company makes assumptions related to acquired facility management contracts based on the competitive environment for individual contracts, our historical success rates in retaining contracts, the supply of available beds in the market, changes in legislation, the projected profitability of the facilities and other market conditions. As of December 31, 2017, the weighted average period before the next contract renewal or extension for the facility management contracts was approximately 1.6 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the contractual periods.

Estimated amortization expense related to the Company’s finite-lived intangible assets for 2018 through 2022 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
2018	$22,764
2019	22,313
2020	22,313
2021	19,790
2022	18,146
Thereafter	104,813

$210,139

10.	Financial Instruments

The following table provides a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis (in thousands):

		Fair Value Measurements at December 31, 2017
	Carrying Value at December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$20,763	$—	$20,763	$—
Fixed income securities	1,902	—	1,902	—
Liabilities:
Interest rate swap derivatives	$13,992	$—	$13,992	$—

		Fair Value Measurements at December 31, 2016
	Carrying Value at December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$15,662	$—	$15,662	$—
Fixed income securities	1,782	—	1,782	—
Liabilities:
Interest rate swap derivatives	$18,679	$—	$18,679	$—

The Company’s level 2 financial instruments included in the tables above as of December 31, 2017 and 2016 consist of the Company’s rabbi trust established for GEO employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan, interest rate swaps held by our Australian subsidiaries and an investment in Canadian dollar denominated fixed income securities. The Company’s restricted investment in the Rabbi Trust is invested in Company owned life insurance policies which are recorded at their cash surrender values. These investments are valued based on the underlying investments held in the policies’ separate account. The Australian subsidiaries’ interest rate swaps are valued using a discounted cash flow model based on projected Australian borrowing rates. The Canadian dollar denominated securities, not actively traded, are valued using quoted rates for these and similar securities.

11.	Fair Value of Assets and Liabilities

The Company’s Consolidated Balance Sheets reflect certain financial instruments at carrying value. The following table presents the carrying values of those instruments and the corresponding estimated fair values (in thousands):

	Estimated Fair Value Measurements at December 31, 2017
	Carrying Value as of December 31, 2017	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$81,377	$81,377	$81,377	$—	$—
Restricted cash and investments	52,168	52,168	49,884	2,284	—
Liabilities:
Borrowings under Senior Credit Facility	$1,064,559	$1,070,514	$—	$1,070,514	$—
5.875% Senior Notes due 2024	250,000	262,095	—	262,095	—
5.125% Senior Notes	300,000	303,918	—	303,918	—
5.875% Senior Notes due 2022	250,000	258,338	—	258,338	—
6.00% Senior Notes	350,000	362,835	—	362,835	—
Non-recourse debt	393,737	394,671	—	394,671	—

	Estimated Fair Value Measurements at December 31, 2016
	Carrying Value as of December 31, 2016	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$68,038	$68,038	$68,038	$—	$—
Restricted cash	22,319	22,319	19,614	2,705	—
Liabilities:
Borrowings under Senior Credit Facility	$804,500	$795,008	$—	$795,008	$—
5.875% Senior Notes due 2024	250,000	247,813	—	247,813	—
5.125% Senior Notes	300,000	292,125	—	292,125	—
5.875% Senior Notes due 2022	250,000	254,688	—	254,688	—
6.00% Senior Notes	350,000	346,938	—	346,938	—
Non-recourse debt	490,502	491,735	—	491,735	—

The fair values of the Company’s cash and cash equivalents, and restricted cash approximates the carrying values of these assets at December 31, 2017 and 2016. Restricted cash consists of money market funds, commercial paper and time deposits used for payments on the Company’s non-recourse debt and asset replacement funds contractually required to be maintained at the Company’s Australian subsidiary. The fair value of the money market funds is based on quoted market prices (level 1) and the fair value of commercial paper and time deposits is based on market prices for similar instruments (level 2). The fair values of the Company’s 6.00% senior unsecured notes due 2026 (the “6.00% Senior Notes”), 5.125% Senior Notes due 2023 (the “5.125% Senior Notes”), 5.875% Senior Notes due 2022 (the “5.875% Senior Notes due 2022”) and the 5.875% Senior Notes due 2024 (the “5.875% Senior Notes due 2024”), although not actively traded, are based on published financial data for these instruments. The fair value of the Company’s non-recourse debt is based on estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments. The fair value of borrowings under the Senior Credit Facility is also based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.

12.	Accrued Expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	2017	2016
Accrued interest	$19,604	$20,564
Accrued bonus	16,906	14,788
Accrued insurance	78,048	52,280
Accrued property and other taxes	18,675	17,379
Construction retainage	3,882	226
Other	39,209	25,859

Total	$176,324	$131,096

13.	Debt

Debt consisted of the following (in thousands):

	12/31/2017	12/31/2016
Senior Credit Facility:
Term loan	$794,000	$289,500
Discount on term loan	(3,499)	—
Unamortized debt issuance costs on term loan	(7,612)	(375)
Revolver	270,559	515,000

Total Senior Credit Facility	$1,053,448	$804,125
6.00% Senior Notes:
Notes Due in 2026	$350,000	$350,000
Unamortized debt issuance costs	(5,325)	(5,770)

Total 6.00% Senior Notes Due in 2026	$344,675	$344,230
5.875% Senior Notes:
Notes Due in 2024	$250,000	$250,000
Unamortized debt issuance costs	(3,385)	(3,773)

Total 5.875% Senior Notes Due in 2024	$246,615	$246,227
5.125% Senior Notes:
Notes Due in 2023	$300,000	$300,000
Unamortized debt issuance costs	(4,184)	(4,786)

Total 5.125% Senior Notes Due in 2023	$295,816	$295,214
5.875% Senior Notes:
Notes Due in 2022	$250,000	$250,000
Unamortized debt issuance costs	(3,241)	(3,923)

Total 5.875% Senior Notes Due in 2022	$246,759	$246,077
Non-Recourse Debt:
Non-Recourse Debt	$394,008	$490,902
Unamortized debt issuance costs on non-recourse debt	(9,322)	(18,295)
Discount on Non-Recourse Debt	(271)	(400)

Total Non-Recourse Debt	$384,415	$472,207
Capital Lease Obligations	7,431	8,693
Other debt	2,728	3,030

Total debt	$2,581,887	$2,419,803

Current portion of capital lease obligations, long-term debt and non-recourse debt [1]	(28,920)	(238,065)
Capital Lease Obligations, long-term portion	(6,059)	(7,431)
Non-Recourse Debt, long-term portion	(365,364)	(238,842)

Long-Term Debt	$2,181,544	$1,935,465

[1]	Balance at December 31, 2016 included a lump sum payment of approximately $224.0 million which was made in November 2017. Refer to Note 7 — Contract Receivable.

Amended and Restated Credit Agreement

On March 23, 2017, the Company executed a third amended and restated credit agreement by and among The GEO Group, Inc. and GEO Corrections Holdings, Inc., (“Corrections” and, together with The GEO Group,

Inc., the “Borrowers”), the Australian Borrowers named therein, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (the “Credit Agreement”). The Credit Agreement refinances GEO’s prior $291 million term loan, reestablishes GEO’s ability to implement at a later date an Australian Dollar Letter of Credit Facility (the “Australian LC Facility”) providing for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars up to AUD275 million, an increase from the prior AUD225 million Australian Dollar letter of credit facility, and certain other modifications to the prior credit agreement. Loan costs of approximately $7 million were incurred and capitalized in connection with the transaction.

The Credit Agreement evidences a credit facility (the “Credit Facility”) consisting of an $800 million term loan (the “Term Loan”) bearing interest at LIBOR plus 2.25% (with a LIBOR floor of 0.75%), and a $900 million revolving credit facility (the “Revolver”) initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD275 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars under the Australian LC Facility. As of December 31, 2017, there were no letters of credit issued under the Australian LC Facility. Amounts to be borrowed by GEO under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The Term Loan component is scheduled to mature on March 23, 2024. The revolving credit commitment component is scheduled to mature on May 19, 2021. The Credit Agreement also has an accordion feature of $450 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

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

On August 18, 2016, the Company executed a Letter of Offer by and among GEO and HSBC Bank Australia Limited (the “Letter of Offer”) providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of AUD100 million, or $78.1 million, based on exchange rates in effect as of December 31, 2017 (collectively, the “Bank Guarantee Facility”). The Bank Guarantee Facility allows GEO to provide letters of credit to assure performance of certain obligations of its wholly owned subsidiary relating to its prison project in Ravenhall, located near Melbourne, Australia. The Bank Guarantee Facility is unsecured. The issuance of letters of credit under the Bank Guarantee Facility is subject to the satisfaction of the conditions precedent specified in the Letter of Offer. Letters of credit issued under the bank guarantee lines are due on demand and letters of credit issued under the bank guarantee/standby sub-facility cannot have a duration exceeding twelve months. The Bank Guarantee Facility may be terminated by HSBC Bank Australia Limited on 90 days written notice. As of December 31, 2017, there was AUD100 million in letters of credit issued under the Bank Guarantee Facility.

As of December 31, 2017, the Company had $794.0 million in aggregate borrowings outstanding under the Term Loan, $270.6 million in borrowings under the Revolver, and approximately $70.1 million in letters of credit which left $559.3 million in additional borrowing capacity under the Revolver. In addition, the Company has the ability to increase the Senior Credit Facility by an additional $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions thereunder. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of December 31, 2017 was 3.9%.

6.00% Senior Notes due 2026

On April 18, 2016, the Company completed an offering of $350 million aggregate principal amount of 6.00% senior notes due 2026. The 6.00% Senior Notes were offered and sold in a registered offering pursuant to an underwriting agreement, dated as of April 11, 2016 (the “Underwriting Agreement”) among the Company, certain of the Company’s domestic subsidiaries, as guarantors and Wells Fargo Securities, LLC, as representative for the underwriters named therein. The 6.00% Senior Notes were issued by the Company pursuant to the Indenture, dated as of September 25, 2014 (the “Base Indenture”), by and between the Company and Wells Fargo Bank, National Association, as trustee, as supplemented by a Second Supplemental Indenture, dated as of April 18, 2016 (the “Second Supplemental Indenture” and together with the Base Indenture, the “Indenture”), by and among the Company, the guarantors and the trustee which governs the terms of the 6.00% Senior Notes. The sale of the 6.00% Senior Notes was registered under GEO’s prior shelf registration statement on Form S-3 filed on September 12, 2014, as amended (File No. 333-198729). The 6.00% Senior Notes were issued at a coupon rate and yield to maturity of 6.00%. Interest on the 6.00% Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2016. The 6.00% Senior Notes mature on April 15, 2026. The Company used the net proceeds to fund the tender offer and the redemption of all of its 6.625% Senior Notes (see discussion below), to pay all related fees, costs and expenses and for general corporate purposes including repaying borrowings under the Company’s Revolver. Loan costs of approximately $6 million were incurred and capitalized in connection with the offering.

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

Year	Percentage
2022	103.000%
2023	102.000%
2024	101.000%
2025 and thereafter	100.000%

If there is a “change of control” (as defined in the Indenture), holders of the 6.00% Senior Notes will have the right to cause GEO to repurchase their 6.00% Senior Notes at a price equal to 101% of the principal amount of the 6.00% Senior Notes repurchased plus accrued and unpaid interest, if any, to the purchase date.

The 6.00% Senior Notes are guaranteed on a senior unsecured basis by the Guarantors. The 6.00% Senior Notes and the guarantees are unsecured, unsubordinated obligations of GEO and the Guarantors. The 6.00% Senior Notes rank equally in right of payment with any unsecured, unsubordinated indebtedness of GEO and the Guarantors, including GEO’s 5.875% Senior Notes due 2022, the 5.125% Senior Notes due 2023 and the 5.875% Senior Notes due 2024, and the guarantors’ guarantees thereof, senior in right of payment to any future indebtedness of GEO and the Guarantors that is expressly subordinated to the 6.00% Senior Notes and the guarantees, effectively junior to any secured indebtedness of GEO and the Guarantors, including indebtedness under GEO’s Senior Credit Facility, to the extent of the value of the assets securing such indebtedness, and structurally junior to all obligations of GEO’s subsidiaries that are not Guarantors, including trade payables.

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

5.875% Senior Notes due 2024

On September 25, 2014, the Company completed an offering of $250.0 million aggregate principal amount of senior unsecured notes (the “5.875% Senior Notes due 2024”). The notes will mature on October 15, 2024 and have a coupon rate and yield to maturity of 5.875%. Interest is payable semi-annually in cash in arrears on April 15 and October 15, beginning April 15, 2015. The 5.875% Senior Notes due 2024 are guaranteed on a senior unsecured basis by all the Company’s restricted subsidiaries that guarantee obligations. The 5.875% Senior Notes due 2024 rank equally in right of payment with any unsecured, unsubordinated indebtedness of the Company and the guarantors, including the Company’s 5.875% Senior Notes due 2022, the 5.125% Senior Notes due 2023, the 6.00% Senior Notes due 2026, and the guarantors’ guarantees thereof, senior in right of payment to any future indebtedness of the Company and the guarantors that is expressly subordinated to the 5.875% Senior Notes due 2024 and the guarantees, effectively junior to any secured indebtedness of the Company and the guarantors, including indebtedness under the Company’s Senior Credit Facility, to the extent of the value of the assets securing such indebtedness, and structurally junior to all obligations of the Company’s subsidiaries that are not guarantors. The sale of the 5.875% Senior Notes due 2024 was registered under the Company’s prior shelf registration statement on Form S-3 filed on September 12, 2014, as supplemented by the Preliminary Prospectus Supplement filed on September 22, 2014 and the Prospectus Supplement filed on September 24, 2014. The Company capitalized $4.6 million of deferred financing costs in connection with the offering.

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

Year	Percentage
2020	102.938%
2021	101.958%
2022	100.979%
2023 and thereafter	100.000%

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

The indenture also contains events of default with respect to, among other things, the following: failure by the Company to pay interest on the 5.875% Senior Notes due 2024 when due, which failure continues for 30 days; failure by the Company to pay the principal of, or premium, if any, on, the 5.875% Senior Notes due 2024 when due; failure by the Company or any of its restricted subsidiaries to comply with their obligations to offer to repurchase the 5.875% Senior Notes due 2024 at the option of the holders of the 5.875% Senior Notes due 2024 upon a change of control, to offer to redeem the 5.875% Senior Notes due 2024 under certain circumstances in connection with asset sales with excess proceeds in excess of $25.0 million or to observe certain restrictions on mergers, consolidations and sales of substantially all of their assets; the failure by the Company or any guarantor to comply with any of the other agreements in the indenture, which failure continues for 60 days after notice; and certain events of bankruptcy or insolvency of GEO or a restricted subsidiary that is a significant subsidiary or any group of restricted subsidiaries that together would constitute a significant subsidiary. The Company was in compliance with all of the financial covenants of the indenture governing the 5.875% Senior Notes due 2024 as of December 31, 2017.

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

At any time prior to April 1, 2018, the Company may, at its option, redeem all or a part of the 5.125% Senior Notes upon not less than 30 days nor more than 60 days prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) the Applicable Premium (as defined in the indenture) as of the date of redemption, plus (iii) accrued and unpaid interest and Liquidated Damages, if any, to the date of redemption. On or after April 1, 2018, the Company may, at its option, redeem all or a part of the 5.125% Senior Notes upon not less than 30 days nor more than 60 days notice at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and Liquidated Damages, if any, on the 5.125% Senior Notes redeemed, to the applicable redemption date, if redeemed during the period beginning on April 1 of the years indicated below:

Year	Percentage
2019	102.563%
2020	101.708%
2021	100.854%
2022 and thereafter	100.000%

If there is a “change of control” (as defined in the Indenture), holders of the 5.125% Senior Notes will have the right to cause GEO to repurchase their 5.125% Senior Notes at a price equal to 101% of the principal amount of the 5.125% Senior Notes repurchased plus accrued and unpaid interest and Liquidated Damages, if any, to the purchase date.

The indenture governing the 5.125% Senior Notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of the Company’s assets. As of the date of the indenture, all of the Company’s subsidiaries, other than certain dormant domestic and other subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. The Company’s failure to comply with certain of the covenants under the indenture governing the 5.125% Senior Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company was in compliance with all of the financial covenants of the indenture governing the 5.125% Senior Notes as of December 31, 2017.

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

Year	Percentage
2018	104.406%
2019	102.938%
2020	101.469%
2021 and thereafter	100.000%

If there is a “change of control” (as defined in the Indenture), holders of the 5.875% Senior Notes due 2022 will have the right to cause GEO to repurchase their 5.875% Senior Notes due 2022 at a price equal to 101% of the principal amount of the 5.875% Senior Notes due 2022 repurchased plus accrued and unpaid interest and Liquidated Damages, if any, to the purchase date.

The indenture governing the notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of the Company’s assets. As of the date of the indenture, all of the Company’s subsidiaries, other than certain dormant domestic and other subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. The Company’s failure to comply with certain of the covenants under the indenture governing the 5.875% Senior Notes due 2022 could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company was in compliance with all of the financial covenants of the indenture governing the 5.875% Senior Notes due 2022 as of December 31, 2017.

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

Under the terms of the Registration Rights Agreement, dated as of October 3, 2013, among GEO, the Guarantors and Wells Fargo Securities, LLC, as the representative of the initial purchasers of the 5.875% Senior Notes due 2022 (the “Registration Rights Agreement”), GEO agreed to register under the Securities Act notes having terms identical in all material respects to the 5.875% Senior Notes due 2022 (the “5.875% Exchange Notes”) and to make an offer to exchange the 5.875% Exchange Notes for the 5.875% Senior Notes due 2022. GEO filed the registration statement on October 2, 2013 which was declared effective on January 6, 2014. GEO launched the exchange offer on January 6, 2014 and the exchange offer expired on February 4, 2014.

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

As of December 31, 2017, the remaining balance of the debt service requirement related to the 2011 Revenue Bonds is $30.0 million, of which $7.0 million is classified as current in the accompanying balance sheet. As of December 31, 2017, included in restricted cash and investments is $6.1 million (all current) of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves which had not been released to the Company as of December 31, 2017.

Australia — Fulham

The Company’s wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003 with long-term debt obligations. These obligations were non-recourse to the Company and totaled $2.6 million (AUD 3.6 million) at December 31, 2016 based on exchange rates in effect as of December 31, 2016. The term of the non-recourse debt was through 2017 and it bore interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary were matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company was required to maintain a restricted cash balance. The loan was paid in full during 2017.

Australia — Ravenhall

In connection with a new design and build prison project agreement with the State of Victoria, in September 2014 the Company entered into a syndicated facility agreement (the “Construction Facility”) with National Australia Bank Limited to provide debt financing for construction of the project. Refer to Note 7 — Contract Receivable. The Construction Facility provided for non-recourse funding up to AUD 791 million, or $617.5 million, based on exchange rates as of December 31, 2017. Construction draws were funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility is through October 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. After October 2019, the Construction Facility will be converted to a term loan with payments due quarterly beginning in 2019 through 2041. The prison was completed and achieved commercial acceptance in November 2017. Upon completion of the prison and in accordance with the terms of the Construction Facility and prison contract, the State made a lump sum payment of AUD 310 million, or $242.0 million, based on exchange rates as of December 31, 2017, which was used to pay down a portion of the outstanding principal balance. The remaining outstanding principal balance will be repaid over the term of the operating agreement. As of December 31, 2017, $364.0 million was outstanding under the Construction Facility. The Company also entered into interest rate swap and interest rate cap agreements related to its non-recourse debt in connection with the project. Refer to Note 8 — Derivative Financial Instruments.

Debt Repayment

Debt repayment schedules under Capital Lease Obligations, Long-Term Debt, Non-Recourse Debt and the Senior Credit Facility are as follows:

Fiscal Year	Capital Leases	Long-Term Debt	Non- Recourse Debt	Revolver	Term Loans	Total Annual Repayment
	(In thousands)
2018	1,936	498	19,050	—	8,000	29,484
2019	1,934	499	13,189	—	8,000	23,622
2020	1,934	233	14,744	—	8,000	24,911
2021	1,936	142	15,855	270,559	8,000	296,492
2022	1,233	250,133	8,990	—	8,000	268,356
Thereafter	—	901,224	322,180	—	754,000	1,977,404

	8,973	1,152,729	394,008	270,559	794,000	2,620,269
Interest imputed on Capital Leases	(1,542)	—	—	—	—	(1,542)
Original issuer’s discount	—	—	(271)	—	(3,499)	(3,770)
Current portion	(1,372)	(498)	(19,050)	—	(8,000)	(28,920)

Non-current portion	$6,059	$1,152,231	$374,687	$270,559	$782,501	$2,586,037

Guarantees

The Company has entered into certain guarantees in connection with the performance of a facility in Australia (Refer to Note 7 — Contract Receivable). The obligations amounted to approximately AUD 100 million, or $78.1 million, based on exchange rates as of December 31, 2017. These guarantees are secured by outstanding letters of credit under the Company’s Revolver as of December 31, 2017.

At December 31, 2017, the Company also had ten letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $15.9 million.

In addition to the above, in connection with the creation of SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements to SACS’ senior lenders through the issuance of letters of credit for 2.4 million South African Rand, or $0.2 million based on exchange rates as of December 31, 2017. Additionally, SACS was required to fund a rectification account for the repayment of certain costs in the event of contract termination. In the event SACS is unable to maintain the required funding in the rectification account, the guarantee for the shortfall will need to be re-instated. This guarantee is included as part of the value of the Company’s outstanding letters of credit under its Revolver as of December 31, 2017. No amounts have been drawn against these letters of credit.

The Company has also agreed to provide a loan, of up to 20.0 million South African Rand, or $1.6 million based on exchange rates as of December 31, 2017, referred to as the Shareholder’s Loan, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Shareholder’s Loan, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Shareholder’s Loan expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. The lenders’ ability to draw on the Shareholder’s Loan is limited to certain circumstances, including termination of the contract.

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

In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a trust. The potential estimated exposure of these obligations was $1.1 million. During 2017, the Company, with the assistance of Canadian tax counsel, completed an analysis and determined that any future tax exposure would be remote and therefore, the liability was derecognized as of December 31, 2017. The Company does not currently operate or manage this facility.

In connection with the creation of GEOAmey, the Company and its joint venture partner guarantee the availability of working capital in equal proportion to ensure that GEOAmey can comply with current and future contractual commitments related to the performance of its operations. The Company and the 50% joint venture partner have each extended a £12 million line of credit of which £1.3 million, or $1.7 million based on exchange rates as of December 31, 2017, was outstanding as of December 31, 2017. The Company’s maximum exposure relative to the joint venture is its note receivable of $1.7 million and future financial support necessary to guarantee performance under the contract.

Except as discussed above, the Company does not have any off balance sheet arrangements.

14.	Benefit Plans

The Company’s employees participate in an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code that covers substantially all U.S. based salaried employees. Employees may contribute a percentage of eligible compensation to the plan, subject to certain limits under the Internal Revenue Code. For the years ended December 31, 2017, 2016 and 2015, the Company provided matching contributions of $4.9 million, $4.4 million and $3.8 million, respectively.

The Company has two non-contributory defined benefit pension plans covering certain of the Company’s executives. Retirement benefits are based on years of service, employees’ average compensation for the last five years prior to retirement and social security benefits. Currently, the plans are not funded. The Company purchased and is the beneficiary of life insurance policies for certain participants enrolled in the plans. There were no significant transactions between the employer or related parties and the plans during 2017, 2016 or 2015.

As of December 31, 2017, the Company had a non-qualified deferred compensation agreement with its Chief Executive Officer (“CEO”). In August 2012, the CEO’s agreement was amended to eliminate the tax gross-up provision which was previously applicable to his lump sum retirement payment and in exchange for the elimination of the tax gross-up provision, the amount of the lump sum retirement payment which Mr. Zoley is entitled to receive has been proportionately increased so that he would receive substantially the same net benefit as he would have otherwise received had the tax gross-up remained in the plan. The current agreement provides for a lump sum payment upon retirement, no sooner than age 55. As of December 31, 2017, the CEO had reached age 55 and was eligible to receive the payment upon retirement. If the Company’s CEO had retired as of December 31, 2017, the Company would have had to pay him $8.0 million. The long-term portion of the pension liability related to the defined benefit plans and the deferred compensation agreement with the CEO as of December 31, 2017 and 2016 was $32.4 million and $28.3 million, respectively, and is included in Other Non-Current liabilities in the accompanying consolidated balance sheets.

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

	Year Ended December 31, 2017	Year Ended December 31, 2016
Accumulated Benefit Obligation, End of Year	$25,457	$22,515
Change in Projected Benefit Obligation
Projected Benefit Obligation, Beginning of Year	$28,624	$25,935
Service Cost	1,001	995
Interest Cost	1,228	1,155
Actuarial (Gain) Loss	2,474	1,031
Benefits Paid	(507)	(492)

Projected Benefit Obligation, End of Year	$32,820	$28,624

Change in Plan Assets
Plan Assets at Fair Value, Beginning of Year	$—	$—
Company Contributions	507	492
Benefits Paid	(507)	(492)

Plan Assets at Fair Value, End of Year	$—	$—

Unfunded Status of the Plan	$(32,820)	$(28,624)

Amounts Recognized in Accumulated Other Comprehensive Income
Net Loss	7,745	5,561

Total Pension Cost	$7,745	$5,561

	2017	2016
Components of Net Periodic Benefit Cost
Service Cost	$1,001	$995
Interest Cost	1,228	1,155
Amortization of:
Net Loss	291	213

Net Periodic Pension Cost	$2,520	$2,363

Weighted Average Assumptions for Expense
Discount Rate	3.80%	4.50%
Expected Return on Plan Assets	N/A	N/A
Rate of Compensation Increase	4.40%	4.40%

The amount included in accumulated other comprehensive income as of December 31, 2017 that has not yet been recognized as a component of net periodic benefit cost is $5.1 million. The amount included in other accumulated comprehensive income as of December 31, 2017 that is expected to be recognized as a component of net periodic benefit cost in fiscal year 2018 is $0.5 million.

The benefit payments reflected in the table below represent the Company’s obligations to employees that are eligible for retirement or have already retired and are receiving deferred compensation benefits:

Fiscal Year	Pension Benefits
(In thousands)
2018	$8,642
2019	816
2020	833
2021	824
2022	892
Thereafter	20,813

$32,820

The Company also maintains The GEO Group Inc. Deferred Compensation Plan (“Deferred Compensation Plan”), a non-qualified deferred compensation plan for employees who are ineligible to participate in its qualified 401(k) plan. Eligible employees may defer a fixed percentage of their salary and the Company matches employee contributions up to a certain amount based on the employee’s years of service. Payments will be made at retirement age of 65, at termination of employment or earlier depending on the employees’ elections. The Company established a rabbi trust; the purpose of which is to segregate the assets of the Deferred Compensation Plan from the Company’s cash balances. The funds in the rabbi trust are included in Restricted Cash and Investments in the accompanying Consolidated Balance Sheets. These funds are not available to the Company for any purpose other than to fund the Deferred Compensation Plan; however, these funds may be available to the Company’s creditors in the event the Company becomes insolvent. The rabbi trust had a balance of approximately $21 million at December 31, 2017. All employee and employer contributions relative to the Deferred Compensation Plan are made directly to the rabbi trust. The Company recognized expense related to its contributions of $0.1 million for each of the years ended December 31, 2017, 2016 and 2015 respectively. The total liability for this plan at December 31, 2017 and 2016 was approximately$21 million and $16 million, respectively and is included in Other Non-Current Liabilities in the accompanying Consolidated Balance Sheets. The current portion of the liability was $1.4 million and $0.8 million as of December 31, 2017 and 2016, respectively.

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

Fiscal Year	2017	2016	2015
Revenues:
U.S. Corrections & Detention	$1,438,044	$1,375,277	$1,240,440
GEO Care	514,166	394,449	340,918
International Services	195,806	157,363	154,902
Facility Construction and Design [1]	115,404	252,401	107,047

Total revenues	$2,263,420	$2,179,490	$1,843,307

Capital Expenditures:
U.S. Corrections & Detention	$117,186	$40,764	$76,070
GEO Care	24,263	35,001	39,523
International Services	6,957	5,800	1,988

Total capital expenditures	$148,406	$81,565	$117,581

Depreciation and amortization:
U.S. Corrections & Detention	$75,276	$74,154	$70,486
GEO Care	47,103	38,687	33,582
International Services	1,918	2,075	2,688

Total depreciation and amortization	$124,297	$114,916	$106,756

Operating Income:
U.S. Corrections & Detention	$302,488	$296,078	$281,945
GEO Care	123,525	111,780	82,806
International Services	14,235	5,809	7,666
Facility Construction & Design [1]	(1,620)	626	352

Operating income from segments	$438,628	$414,293	$372,769

General and Administrative Expenses	(190,343)	(148,709)	(137,040)

Total operating income	$248,285	$265,584	$235,729

[1]	The Company began the design and construction of a new prison located in Ravenhall, a locality near Melbourne, Australia in 2014. The facility was completed in November 2017. There were no capital expenditures or depreciation or amortization associated with this segment in 2017, 2016 or 2015. Refer to Note 7 — Contract Receivable.

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates, in each case, during the years ended December 31, 2017, 2016 and 2015, respectively.

Fiscal Year Ended	2017	2016	2015
	(In thousands)
Operating income from segments	$438,628	$414,293	$372,769
Unallocated amounts:
General and administrative expense	(190,343)	(148,709)	(137,040)
Net interest expense	(96,348)	(100,222)	(94,558)
Loss on extinguishment of debt	—	(15,885)	—

Income before income taxes and equity in earnings of affiliates	$151,937	$149,477	$141,171

	2017	2016	2015
	(In thousands)
Segment assets:
U.S. Corrections & Detention	$2,385,069	$2,390,705	$2,396,076
GEO Care	1,121,792	711,795	722,248
International Services	40,056	64,417	43,589
Facility Construction & Design	499,406	446,434	176,638

Total segment assets	$4,046,323	$3,613,351	$3,338,551

Asset Reconciliation

The following is a reconciliation of the Company’s reportable segment assets to the Company’s total assets as of December 31, 2017 and 2016, respectively.

	2017	2016
	(In thousands)
Reportable segment assets	$4,046,323	$3,613,351
Cash	81,377	68,038
Deferred income tax assets	26,277	30,039
Restricted cash and investments, current and non-current	72,931	37,981

Total assets	$4,226,908	$3,749,409

Geographic Information

During each of the years ended December 31, 2017, 2016 and 2015, the Company’s international operations were conducted through (i) the Company’s wholly owned Australian subsidiary, The GEO Group Australia Pty. Ltd., through which the Company has management contracts for four correctional facilities, (ii) the Company’s wholly owned subsidiaries, GEO Ravenhall Finance Holdings Pty. Ltd. and GEO Ravenhall Holdings Pty. Ltd. which, together, had a design and construction contract for a new prison in Ravenhall, Australia which was completed in November 2017, (iii) the Company’s wholly-owned subsidiary in South Africa, SACM, through which the Company manages one correctional facility, and (iv) the Company’s wholly-owned subsidiary in the United Kingdom, The GEO Group UK Ltd., through which the Company manages the Dungavel House Immigration Removal Centre.

Fiscal Year	2017	2016	2015
	(In thousands)
Revenues:
U.S. operations	$1,952,210	$1,770,273	$1,581,811
Australia operations	285,702	388,361	237,731
South African operations	18,251	13,658	14,964
United Kingdom operations	7,257	7,198	8,801

Total revenues	$2,263,420	$2,179,490	$1,843,307

Property and Equipment, net:
U.S. operations	$2,061,711	$1,887,043	$1,910,378
Australia operations	16,281	10,053	5,871
South African operations	131	145	90
United Kingdom operations	—	—	47

Total Property and Equipment, net	$2,078,123	$1,897,241	$1,916,386

Sources of Revenue

The Company derives most of its revenue from the management of correction and detention facilities through public-private partnerships. The Company also derives revenue from the provision of community based and youth services, monitoring and evidence-based supervision and treatment programs in the United States, and expansion of new and existing correction, detention facilities. All of the Company’s revenue is generated from external customers.

Fiscal Year	2017	2016	2015
	(In thousands)
Revenues:
Corrections & Detention	$1,633,850	$1,532,640	$1,395,342
GEO Care	514,166	394,449	340,918
Facility Construction and Design	115,404	252,401	107,047

Total revenues	$2,263,420	$2,179,490	$1,843,307

Equity in Earnings of Affiliates

Equity in earnings of affiliates for 2017, 2016 and 2015 includes the operating results of the Company’s joint ventures in SACS and GEOAmey. These joint ventures are accounted for under the equity method and the Company’s investments in SACS and GEOAmey are presented as a component of other non-current assets in the accompanying Consolidated Balance Sheets.

The Company has recorded $10.8 million, $4.3 million and $4.7 million in earnings, net of tax impact, for SACS operations during the years ended December 31, 2017, 2016 and 2015, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying Consolidated Statements of Operations. During 2017, SACS was successful in obtaining a favorable tax judgment which resulted in an increase in earnings net of taxes of $5.5 million. As of December 31, 2017 and 2016, the Company’s investment in SACS was $18.1 million and $11.8 million, respectively. The investment is included in other non-current assets in the accompanying Consolidated Balance Sheets. The Company received dividend distributions of $6.1 million and $1.6 million, in 2017 and 2016, respectively from this unconsolidated joint venture.

The Company has recorded $1.2 million, $2.6 million and $0.8 million in earnings, net of tax impact, for GEOAmey’s operations during the years ended December 31, 2017, 2016 and 2015, respectively, which are included in equity in earnings of affiliates, net of income tax provision, in the accompanying Consolidated Statements of Operations. As of December 31, 2017 and 2016, the Company’s investment in GEOAmey was $2.7 million and $1.3 million, respectively, and represents its share of cumulative reported earnings (losses).

Business Concentration

Except for the major customer noted in the following table, no other single customer made up greater than 10% of the Company’s consolidated revenues for the following fiscal years:

Customer	2017	2016	2015
Various agencies of the U.S Federal Government:	48%	48%	45%

The concentrations above relate entirely to the Company’s U.S. Corrections & Detention segment.

Credit risk related to accounts receivable is reflective of the related revenues.

16.	Income Taxes

The United States and foreign components of income before income taxes and equity in earnings in affiliates are as follows:

	2017	2016	2015
	(In thousands)
Income before income taxes and equity in earnings in affiliates
United States	$130,205	$139,937	$130,752
Foreign	21,732	9,540	10,419

Income before income taxes and equity in earnings in affiliates	$151,937	$149,477	$141,171

The provision for income taxes consists of the following components:

	2017	2016	2015
	(In thousands)
Federal income taxes:
Current	$13,928	$5,801	$3,437
Deferred	(3,803)	(3,541)	(1,924)

	10,125	2,260	1,513

State income taxes:
Current	3,337	2,764	683
Deferred	(2,269)	(1,792)	684

	1,068	972	1,367

Foreign income taxes:
Current	(11,545)	5,302	5,643
Deferred	18,310	(630)	(1,134)

	6,765	4,672	4,509

Total U.S. and foreign provision for income taxes	$17,958	$7,904	$7,389

The U.S. Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21%.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has made reasonable estimates of the effects and recorded provisional amounts in its financial statements as of December 31, 2017. As the Company collects and prepares necessary data, and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, it may make adjustments to the provisional amounts. Those adjustments may materially impact the Company’s provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed in 2018.

Provisional amounts for the following income tax effects of the Tax Act have been recorded as of December 31, 2017 and are subject to change during 2018.

One-time transition tax

As a REIT, the Tax Act requires the Company to include into taxable income accumulated foreign subsidiary earnings not previously subject to U.S. income tax, subject to the REIT dividend paid deduction. Consequently, due to our status as a REIT, we will not be subject to tax on accumulated foreign subsidiary earnings.

Deferred tax effects

The Tax Act reduces the U.S. statutory tax rate from 35% to 21% for years after 2017. Accordingly, the Company has remeasured its deferred taxes as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized. The Company recognized a deferred tax expense of $9.6 million to reflect the reduced U.S. tax rate. Although the tax rate reduction is known, the Company has not collected the necessary data to complete its analysis of the effect of the Tax Act on certain underlying deferred taxes, such as the deductibility of accrued executive compensation and deferred taxes related to the CEC acquisition. As such, the amounts recorded as of December 31, 2017 are provisional.

The net tax expense recognized in 2017 related to the Tax Act was $9.6 million. As the Company completes its analysis of the Tax Act and incorporates additional guidance that may be issued by the U.S. Treasury Department, the IRS or other standard-setting bodies, it may identify additional effects not reflected as of December 31, 2017.

A reconciliation of the statutory U.S. federal tax rate of 35.00% and the effective income tax rate is as follows:

	2017	2016	2015
	(In thousands)
Provisions using statutory federal income tax rate	$53,175	$52,317	$49,410
State income taxes (benefit), net of federal tax benefit	(776)	1,161	(322)
REIT Benefit	(43,554)	(41,479)	(42,536)
Change in contingent tax liabilities	(510)	(403)	(395)
Change in valuation allowance	2,055	243	3,702
Tax Cut and Jobs Act Impact	9,584	—	—
Other, net	(2,016)	(3,935)	(2,470)

Total provision for income taxes	$17,958	$7,904	$7,389

The Company’s effective tax rate differs from the U.S. statutory rate of 35.0% primarily due to a zero tax rate on earnings generated by the Company’s REIT operations. State income taxes (benefit), net of federal tax benefits of $(0.8) million, $1.2 million and $(0.3) million for 2017, 2016 and 2015, respectively, is presented exclusive of the related change in valuation allowance of state income tax deferred items. Net of the related change in valuation allowances the state income taxes, net of federal tax benefits is $1.5 million, $1.2 million and $0.9 million for 2017, 2016 and 2015, respectively.

The following table presents the breakdown between non-current net deferred tax assets as of December 31, 2017 and 2016:

	2017	2016
	(In thousands)
Deferred tax assets — non current	26,277	30,039
Deferred tax liabilities — non current	(8,757)	—

Total net deferred tax assets	$17,520	$30,039

The significant components of the Company’s deferred tax assets and liabilities consisted of the following as of December 31, 2017 and 2016:

	2017	2016
	(In thousands)
Deferred tax assets:
Net operating losses	$45,041	$32,088
Accrued liabilities	25,384	26,355
Deferred compensation	11,675	14,273
Accrued compensation	6,854	6,527
Deferred revenue	2,780	4,564
Deferred rent	506	2,469
Tax credits	6,629	4,524
Equity awards	4,076	4,296
Other, net	453	1,260
Valuation allowance	(22,577)	(17,312)

Total deferred tax assets	$80,821	$79,044

Deferred tax liabilities:
Intangible assets	$(30,084)	$(40,935)
Capitalized transaction costs	(17,955)	(5,945)
Depreciation	(15,262)	(2,125)

Total deferred tax liabilities	$(63,301)	$(49,005)

Total net deferred tax assets	$17,520	$30,039

Deferred income taxes should be reduced by a valuation allowance if it is not more likely than not that some portion or all of the deferred tax assets will be realized. On a periodic basis, management evaluates and determines the amount of the valuation allowance required and adjusts such valuation allowance accordingly. At year end 2017 and 2016, the Company has a valuation allowance of $22.6 million and $17.3 million, respectively related to deferred tax assets for foreign net operating losses, state net operating losses and state tax credits. The valuation allowance increased by $5.3 million during the year ended December 31, 2017.

The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are permanently invested outside the United States. At December 31, 2017, $2.6 million of accumulated undistributed earnings of non-U.S. subsidiaries were permanently invested. At the existing U.S. federal income and applicable foreign withholding tax rates, additional taxes (net of foreign tax credits) of $0.1 million, consisting solely of withholding taxes, would have to be provided if such earnings were remitted currently.

As of the year ended December 31, 2017, the Company had $42.7 million of Federal net operating loss carryforwards which begin to expire in 2032 and $189.7 million of combined net operating loss carryforwards in various states which begin to expire in 2018. The Federal net operating losses are at the Company’s REIT which is not subject to tax. The Company has recorded a partial valuation allowance against the deferred tax assets related to the state operating losses.

Also as of the year ended December 31, 2017, the Company had $104.6 million of foreign operating losses which carry forward indefinitely and $5.8 million of state tax credits which begin to expire in 2019. The Company has recorded a partial valuation allowance against the deferred tax assets related to the foreign operating losses and state tax credits.

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. The exercise of non-qualified stock options and vesting of restricted stock awards which have been granted under the Company’s equity award plans give rise to compensation income which is includable in the taxable income of the applicable employees and deducted by the Company for federal and state income tax purposes. In the case of non-qualified stock options, the compensation income results from increases in the fair market value of the Company’s common stock subsequent to the date of grant. At year end 2017, the deferred tax asset net of a valuation allowance related to unexercised stock options and restricted stock grants for which the Company has recorded a book expense was $4.2 million.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2017	2016	2015
	(In thousands)
Balance at Beginning of Period	$1,640	$1,571	$2,076
Additions based on tax positions related to the current year	—	1,290	—
Additions for tax positions of prior years	—	341	—
Additions from current year acquisitions	4,121	—	—
Reductions for tax positions of prior years	(1,290)	—	—
Reductions as a result of a lapse of applicable statutes of limitations	(10)	(1,562)	(505)

Balance at End of Period	$4,461	$1,640	$1,571

All amounts in the reconciliation are reported on a gross basis and do not reflect a federal tax benefit on state income taxes. The Company has accrued $4.3 million of accrued uncertain tax benefits as of December 31, 2017 which is inclusive of the federal tax benefit on state income taxes. The Company believes that it is reasonably possible that a decrease may be necessary in the unrecognized tax benefits within twelve months of the reporting date of approximately $0.2 million, related to state tax exposures, due to lapse of statute of limitation. The accrued uncertain tax balance at December 31, 2017 includes $4.3 million of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2014.

The Company was under audit by the IRS for the 2013 tax year, its first REIT year. In the fourth quarter of 2017, the Company received a no change letter from the IRS for the 2013 tax year.

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

During the year ended December 31, 2017, the Company did not recognize any interest and penalties. There was $0.1 million in interest and penalties recognized during the year ended December 31, 2016. The Company had accrued $0.1 million for the payment of interest and penalties at December 31, 2016. The Company classifies interest and penalties as interest expense and other expense, respectively.

In 2016, the Company discovered certain immaterial errors in prior periods related to the calculation of deferred tax assets and liabilities. In accordance with ASC Topic 250-10-S99-2, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company recorded an aggregate adjustment of approximately $2.7 million reducing the provision for income taxes in 2016. This adjustment to the Company’s financial statements is immaterial both as it relates to 2016 as well as each of the prior periods affected. In evaluating materiality and determining the appropriateness of applying ASC Topic 250-10-S99-2 to these errors, the Company considered materiality both qualitatively and quantitatively as prescribed by ASC Topic 250-10-S99-1, “Assessing Materiality.”

17.	Commitments and Contingencies

Operating Leases

The Company leases facilities, office space, computers and transportation equipment under non-cancelable operating leases expiring between 2018 and 2096. The future minimum commitments under these leases are as follows:

Fiscal Year	Annual Rental
(In thousands)
2018	$47,112
2019	39,669
2020	16,614
2021	10,322
2022	8,660
Thereafter	47,803

$170,180

The Company leases its corporate offices, which are located in Boca Raton, Florida, under a lease agreement which was amended in November 2015. The current lease expires in March 2019 and has two 5-year renewal options, which if exercised will result in a maximum term ending in March 2029. In 2016, the Company purchased land in Boca Raton, Florida to construct a new corporate office building which is expected to be completed in the fourth quarter of 2018. In addition, the Company leases office space for its regional offices in Charlotte, North Carolina; San Antonio, Texas; and Los Angeles, California. The Company is also currently leasing office space in Pittsburgh, Pennsylvania, Philadelphia, Pennsylvania, Boulder, Colorado and Aurora, Illinois. The Company also leases office space in Sydney, and Melbourne Australia and in Sandton, South Africa through its overseas affiliates to support its Australian and South African operations, respectively. These rental commitments are included in the table above. Certain of these leases contain leasehold improvement incentives, rent holidays, and scheduled rent increases which are included in the Company’s rent expense recognized on a straight-line basis.

Minimum rent expense associated with the Company’s leases having initial or remaining non-cancelable lease terms in excess of one year was $45.4 million, $38.2 million and $36.9 million for fiscal years 2017, 2016 and 2015, respectively.

Collective Bargaining Agreements

The Company had approximately 36% of its workforce covered by collective bargaining agreements at December 31, 2017. Collective bargaining agreements with 13% of employees are set to expire in less than one year.

Employment Agreements

On February 1, 2016, GEO entered into a Senior Officer Employment Agreement with Mr. J. David Donahue to serve as Senior Vice President, The GEO Group, Inc., and President, GEO Corrections and Detention. The term of the agreement will be for an initial period of two years, and terminating two years thereafter. The term will be automatically extended by one day every day such that it has a continuous “rolling” two-year term until the age of 67 years, unless otherwise terminated pursuant to the agreement. The agreement calls for an annual base salary of $0.5 million.

On February 12, 2018, GEO entered into a Senior Officer Employment Agreement with Mr. Richard K. Long to serve as Senior Vice President, Project Development of the Company. The term of the agreement will be for an initial period of two years, and terminating two years thereafter. The term will be automatically extended by one day every day such that it has a continuous “rolling” two-year term until the age of 67 years, unless otherwise terminated pursuant to the agreement. The agreement calls for an annual base salary of $0.4 million.

Contract Awards

On April 13, 2017, the Company announced that it had been awarded a contract by ICE for the development and operation of a new company-owned 1,000-bed detention facility to be located in Conroe, Texas. GEO expects to design, finance, build and operate the facility under a ten-year contract with ICE, inclusive of renewal options. The facility is scheduled for completion during the fourth quarter of 2018.

On May 26, 2017, the Company announced that it was awarded two ten-year contracts, inclusive of renewal option periods, by the BOP for the continued housing of criminal aliens under the custody of the BOP at the company-owned 1,800-bed Big Spring Facility and the company-owned 1,732-bed Flight Line Facility, which on a combined basis were previously referred to as the Big Spring Correctional Center in Texas. The two ten-year contracts were awarded to GEO under a long-standing procurement commonly referred to as Criminal Alien Requirement (CAR) 16, which was issued by the BOP in 2015. Additionally, only one of the two contracts held by Reeves County, Texas was extended by the BOP for one year.

Commitments

The Company currently has contractual commitments for a number of projects using existing Company financing facilities. The Company’s management estimates that these existing capital projects will cost approximately $251.3 million, of which $101.9 million was spent through 2017. The Company estimates the remaining capital requirements related to these capital projects to be approximately $149.4 million. These projects are expected to be completed through 2019.

In addition to these current estimated capital requirements, the Company is currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that the Company wins bids for these projects and decides to self-finance their construction, its capital requirements could materially increase.

Litigation, Claims and Assessments

On February 8, 2017, the Attorney General of the State of Mississippi filed a lawsuit in the Circuit Court for the First Judicial District in Hinds County, Mississippi against the Company, Cornell Companies, Inc., a subsidiary of the Company, Christopher B. Epps, the former Commissioner of the Mississippi Department of Corrections, and Cecil McCrory, a former consultant for the Company. The complaint alleges several statutory and common law claims, including violations of various public servant statutes, racketeering activity, antitrust law, civil conspiracy, unjust enrichment and fraud. The complaint seeks compensatory damages, punitive damages, exemplary damages, forfeiture of all money received by the defendants, restitution, interest, attorneys’ fees, other costs, and such other expenses or damages as the court may deem proper. The complaint claims that between 2007 and 2014, the Company and Cornell Companies, Inc. received approximately $256 million in proceeds from public contracts paid for by the State of Mississippi. The Company intends to take all necessary steps to vigorously defend itself and Cornell Companies, Inc. The Company has not recorded an accrual relating to this matter at this time, as a loss is not considered probable or reasonably estimable at this preliminary stage of the lawsuit.

On October 22, 2014, former civil immigration detainees at the Aurora Immigration Detention Center filed a class action lawsuit against the Company in the United States District Court for the District of Colorado (the “Court”). The complaint alleges that the Company was in violation of the Colorado Minimum Wages of Workers Act and the federal Trafficking Victims Protection Act (“TVPA”). The plaintiff class claims that the Company was unjustly enriched as a result of the level of payment the detainees received for work performed at the facility, even though the voluntary work program as well as the wage rates and standards associated with the program that are at issue in the case are authorized by the Federal government under guidelines approved by the United States Congress. In February 2017, the Court granted the plaintiff-class’ motion for class certification which the Company appealed to the 10th Circuit Court of Appeals. On February 9, 2018, a three-judge panel of the appellate court affirmed the class-certification order. The Company is seeking a rehearing en banc of the panel decision. The plaintiff class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the Court may deem proper. Since the Colorado suit was initially filed, three similar lawsuits have been filed — two in Washington and one in California. In Washington, one of the two lawsuits was filed on September 9, 2017 by immigration detainees against the Company in the United States District Court for the Western District of Washington. The second of the two lawsuits was filed on September 20, 2017 by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County. On October 9, 2017, the Company removed the lawsuit to the United States District Court for the Western District of Washington. In California, a class-action lawsuit was filed on December 19, 2017 by immigration detainees against the Company in the United States District Court Eastern Division of the Central District of California. All lawsuits allege violations of the respective state’s minimum wage laws. However, only the California lawsuit, similar to the Colorado class-action, also includes claims based on violating the federal TVPA. The Company intends to take all necessary steps to vigorously defend itself and has consistently refuted the allegations and claims in these lawsuits. The Company has not recorded an accrual relating to these matters at this time, as a loss is not considered probable nor reasonably estimable at this stage of the lawsuit.

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

18.	Selected Quarterly Financial Data (Unaudited)

The Company’s selected quarterly financial data is as follows (in thousands, except per share data attributable to GEO):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Revenues	$550,614	$577,070	$566,759	$568,977
Operating income **	64,372	54,553	62,902	66,458
Net Income * **	40,366	30,942	38,453	36,263
Net Income Attributable to The GEO Group, Inc. *	40,403	30,992	38,489	36,357
Basic earnings per share:
Net income per share **	$0.36	$0.25	$0.31	$0.30
Diluted earnings per share:
Net income per share **	$0.35	$0.25	$0.31	$0.30

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Revenues	$510,185	$548,350	$554,376	$566,579
Operating income	59,167	65,957	72,452	68,008
Net Income **	32,326	23,156	43,674	49,342
Net Income Attributable to The GEO Group, Inc. **	32,350	23,209	43,720	49,436
Basic earnings per share:
Net income per share **	$0.29	$0.21	$0.39	$0.44
Diluted earnings per share:
Net income per share **	$0.29	$0.21	$0.39	$0.44

*	Second quarter 2017 net income includes nonrecurring merger and acquisition costs related to the Company’s acquisition of CEC. The acquisition also led to an increase in revenue for Second Quarter through Fourth Quarter 2017. Refer to Note 2 — Business Combinations.
**	Net income for Second Quarter 2016 includes a loss on extinguishment of debt. Refer to Note 13 — Debt.

19.	Condensed Consolidating Financial Information

The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

(i) The GEO Group, Inc., as the issuer of the 6.00% Senior Notes due, 5.875% Senior Notes due 2022, 5.875% Senior Notes due 224, 5.125% Senior Notes and 6.625% Senior Notes (collectively, the “Notes”);

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

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

	For the Year Ended December 31, 2017
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$711,013	$1,810,262	$321,612	$(579,467)	$2,263,420
Operating expenses	568,061	1,441,884	270,017	(579,467)	1,700,495
Depreciation and amortization	24,580	96,051	3,666	—	124,297
General and administrative expenses	59,194	104,373	26,776	—	190,343

Operating income	59,178	167,954	21,153	—	248,285
Interest income	16,200	4,294	52,069	(20,887)	51,676
Interest expense	(69,969)	(55,080)	(43,862)	20,887	(148,024)
Income before income taxes and equity in earnings of affiliates	5,409	117,168	29,360	—	151,937
Provision for income taxes	1,103	9,608	7,247	—	17,958
Equity in earnings of affiliates, net of income tax benefit	—	—	12,045	—	12,045

Income from operations before equity in income of consolidated subsidiaries	4,306	107,560	34,158	—	146,024
Income from consolidated subsidiaries, net of income tax provision	141,718	—	—	(141,718)	—

Net income	146,024	107,560	34,158	(141,718)	146,024
Loss attributable to noncontrolling interests	—	—	217	$—	217

Net income attributable to The GEO Group, Inc.	$146,024	$107,560	$34,375	$(141,718)	$146,241

Net income	$146,024	$107,560	$34,158	$(141,718)	$146,024
Other comprehensive income (loss), net of tax	—	(1,420)	7,793	—	6,373

Total comprehensive income	$146,024	$106,140	$41,951	$(141,718)	$152,397
Comprehensive loss attributable to noncontrolling interests	—	—	211	—	211

Comprehensive income attributable to The GEO Group, Inc.	$146,024	$106,140	$42,162	$(141,718)	$152,608

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31, 2016
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$697,292	$1,626,690	$420,019	$(564,511)	$2,179,490
Operating expenses	560,694	1,283,447	370,651	(564,511)	1,650,281
Depreciation and amortization	25,224	85,852	3,840	—	114,916
General and administrative expenses	47,354	72,831	28,524	—	148,709

Operating income	64,020	184,560	17,004	—	265,584
Interest income	20,409	1,842	28,944	(22,699)	28,496
Interest expense	(65,018)	(55,295)	(31,104)	22,699	(128,718)
Loss on extinguishment of debt	(15,885)	—	—	—	(15,885)

Income before income taxes and equity in earnings of affiliates	3,526	131,107	14,844	—	149,477
Provision for income taxes	1,124	2,108	4,672	—	7,904
Equity in earnings of affiliates, net of income tax provision	—	—	6,925	—	6,925

Income from operations before equity in income of consolidated subsidiaries	2,402	128,999	17,097	—	148,498
Income from consolidated subsidiaries, net of income tax provision	146,096	—	—	(146,096)	—

Net income	148,498	128,999	17,097	(146,096)	148,498
Loss attributable to noncontrolling interests	$—	$—	$217	$—	$217

Net income attributable to The GEO Group, Inc.	$148,498	$128,999	$17,314	$(146,096)	$148,715

Net income	$148,498	$128,999	$17,097	$(146,096)	$148,498
Other comprehensive income (loss), net of tax	—	(704)	2,302	—	1,598

Total comprehensive income	$148,498	$128,295	$19,399	$(146,096)	$150,096
Comprehensive loss attributable to noncontrolling interests	—	—	198	—	198

Comprehensive income attributable to The GEO Group, Inc.	$148,498	$128,295	$19,597	$(146,096)	$150,294

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	For the Year ended December 31, 2015
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$664,741	$1,462,540	$272,204	$(556,178)	$1,843,307
Operating expenses	546,100	1,143,679	230,181	(556,178)	1,363,782
Depreciation and amortization	24,711	77,582	4,463	—	106,756
General and administrative expenses	47,553	70,015	19,472	—	137,040

Operating income	46,377	171,264	18,088	—	235,729
Interest income	23,771	3,059	11,329	(26,581)	11,578
Interest expense	(61,293)	(57,431)	(13,993)	26,581	(106,136)
Income before income taxes and equity in earnings of affiliates	8,855	116,892	15,424	—	141,171
Provision for income taxes	1,083	1,797	4,509	—	7,389
Equity in earnings of affiliates, net of income tax provision	—	—	5,533	—	5,533

Income from operations before equity in income of consolidated subsidiaries	7,772	115,095	16,448	—	139,315
Income from consolidated subsidiaries, net of income tax provision	131,543	—	—	(131,543)	—

Net income	139,315	115,095	16,448	(131,543)	139,315
Loss attributable to noncontrolling interests	$—	$—	$123	$—	$123

Net income attributable to The GEO Group, Inc.	$139,315	$115,095	$16,571	$(131,543)	$139,438

Net income	$139,315	$115,095	$16,448	$(131,543)	$139,315
Other comprehensive income (loss), net of tax	—	1,276	(6,311)	—	(5,035)

Total comprehensive income	$139,315	$116,371	$10,137	$(131,543)	$134,280
Comprehensive loss attributable to noncontrolling interests	—	—	215	—	215

Comprehensive income attributable to The GEO Group, Inc.	$139,315	$116,371	$10,352	$(131,543)	$134,495

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2017
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$54,666	$—	$26,711	$—	$81,377
Restricted cash and investments	—	—	44,932	—	44,932
Accounts receivable, less allowance for doubtful accounts	130,354	225,029	34,533	—	389,916
Contract receivable, current portion	—	—	18,142	—	18,142
Prepaid expenses and other current assets	2,589	24,163	18,590	—	45,342

Total current assets	187,609	249,192	142,908	—	579,709

Restricted Cash and Investments	—	25,715	2,284	—	27,999
Property and Equipment, Net	777,404	1,209,816	90,903	—	2,078,123
Assets Held for Sale	—	3,915	—	—	3,915
Non-Current Contract Receivable	—	—	404,309	—	404,309
Intercompany Receivable	1,130,189	88,534	28,218	(1,246,941)	—
Non-Current Deferred Income Tax Assets	863	23,913	1,501	—	26,277
Goodwill	—	778,504	447	—	778,951
Intangible Assets, Net	—	254,531	808	—	255,339
Investment in Subsidiaries	1,336,665	456,076	2,190	(1,794,931)	—
Other Non-Current Assets	11,141	115,330	25,210	(79,395)	72,286

Total Assets	$3,443,871	$3,205,526	$698,778	$(3,121,267)	$4,226,908

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$20,643	$65,475	$6,469	$—	$92,587
Accrued payroll and related taxes	—	51,780	19,952	—	71,732
Accrued expenses and other current liabilities	40,344	115,636	20,344	—	176,324
Current portion of capital lease obligations, long-term debt and non-recourse debt	8,000	1,870	19,050	—	28,920

Total current liabilities	68,987	234,761	65,815	—	369,563

Non-Current Deferred Income Tax Liabilities	—	—	8,757	—	8,757
Intercompany Payable	79,984	1,129,590	37,367	(1,246,941)	—
Other Non-Current Liabilities	4,674	157,200	14,223	(79,395)	96,702
Capital Lease Obligations	—	6,059	—	—	6,059
Long-Term Debt	2,090,985	—	90,559	—	2,181,544
Non-Recourse Debt	—	—	365,364	—	365,364
Commitments & Contingencies
Shareholders’ Equity:
Total shareholders’ equity attributable to The GEO Group, Inc.	1,199,241	1,677,916	117,015	(1,794,931)	1,199,241
Noncontrolling Interests	—	—	(322)	—	(322)

Total Shareholders’ Equity	1,199,241	1,677,916	116,693	(1,794,931)	1,198,919

Total Liabilities and Shareholders’ Equity	$3,443,871	$3,205,526	$698,778	$(3,121,267)	$4,226,908

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2016
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$45,566	$842	$21,630	$—	$68,038
Restricted cash and investments	—	—	17,133	—	17,133
Accounts receivable, less allowance for doubtful accounts	139,571	200,239	16,445	—	356,255
Contract receivable, current portion	—	—	224,033	—	224,033
Prepaid expenses and other current assets	677	24,096	7,437	—	32,210

Total current assets	185,814	225,177	286,678	—	697,669

Restricted Cash and Investments	170	19,742	936	—	20,848
Property and Equipment, Net	735,104	1,078,220	83,917	—	1,897,241
Contract Receivable	—	—	219,783	—	219,783
Intercompany Receivable	918,527	141,987	27,290	(1,087,804)	—
Non-Current Deferred Income Tax Assets	764	17,918	11,357	—	30,039
Goodwill	79	614,941	413	—	615,433
Intangible Assets, Net	—	203,138	746	—	203,884
Investment in Subsidiaries	1,238,772	453,635	2,190	(1,694,597)	—
Other Non-Current Assets	15,011	108,434	20,933	(79,866)	64,512

Total Assets	$3,094,241	$2,863,192	$654,243	$(2,862,267)	$3,749,409

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$8,402	$50,200	$21,035	$—	$79,637
Accrued payroll and related taxes	—	41,230	14,030	—	55,260
Accrued expenses and other current liabilities	36,792	83,906	10,398	—	131,096
Current portion of capital lease obligations, long-term debt and non-recourse debt	3,000	1,700	233,365	—	238,065

Total current liabilities	48,194	177,036	278,828	—	504,058

Non-Current Deferred Income Tax Liabilities	—	—	—	—	—
Intercompany Payable	133,039	920,825	33,940	(1,087,804)	—
Other Non-Current Liabilities	2,487	144,383	21,652	(79,866)	88,656
Capital Lease Obligations	—	7,431	—	—	7,431
Long-Term Debt	1,935,465	—	—	—	1,935,465
Non-Recourse Debt	—	—	238,842	—	238,842
Commitments & Contingencies
Shareholders’ Equity:
Total shareholders’ equity attributable to The GEO Group, Inc.	975,056	1,613,517	81,080	(1,694,597)	975,056
Noncontrolling Interests	—	—	(99)	—	(99)

Total Shareholders’ Equity	975,056	1,613,517	80,981	(1,694,597)	974,957

Total Liabilities and Shareholders’ Equity	$3,094,241	$2,863,192	$654,243	$(2,862,267)	$3,749,409

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2017
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
	(Dollars in thousands)
Cash Flow from Operating Activities:
Net cash provided by operating activities	$118,180	$91,467	$171,395	$381,042

Cash Flow from Investing Activities:
Acquisition of CEC, cash consideration, net of cash acquired	(353,556)	—	—	(353,556)
Proceeds from sale of property and equipment	3,436	—	24	3,460
Insurance proceeds — damaged property	2,754	—	—	2,754
Change in restricted cash and investments	—	(5,973)	(27,688)	(33,661)
Capital expenditures	(53,030)	(86,336)	(9,040)	(148,406)

Net cash used in investing activities	(400,396)	(92,309)	(36,704)	(529,409)

Cash Flow from Financing Activities:
Payments on long-term debt	(1,140,788)	—	—	(1,140,788)
Proceeds from long-term debt	1,389,084	—	—	1,389,084
Payments on non-recourse debt	—	—	(307,414)	(307,414)
Proceeds from non-recourse debt	—	—	181,658	181,658
Taxes paid related to net share settlements of equity awards	(4,142)	—	—	(4,142)
Debt issuance costs	(8,701)	—	(841)	(9,542)
Proceeds from stock options exercised	6,962	—	—	6,962
Dividends paid	(227,463)	—	—	(227,463)
Proceeds from issuance of common stock in connection with ESPP	497	—	—	497
Proceeds from issuance of common stock in connection with public offering	275,867	—	—	275,867

Net cash provided by (used in) financing activities	291,316	—	(126,597)	164,719

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(3,013)	(3,013)

Net Increase (Decrease) in Cash and Cash Equivalents	9,100	(842)	5,081	13,339
Cash and Cash Equivalents, beginning of period	45,566	842	21,630	68,038

Cash and Cash Equivalents, end of period	$54,666	$—	$26,711	$81,377

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2016
	The GEO Group Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
	(Dollars in thousands)
Cash Flow from Operating Activities:
Net cash provided by (used in) operating activities	$154,125	$66,009	$(248,162)	$(28,028)

Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	2,030	—	—	2,030
Insurance proceeds — damaged property	—	—	4,733	4,733
Change in restricted cash and investments	(24)	(3,356)	(6,178)	(9,558)
Capital expenditures	(14,040)	(61,811)	(5,714)	(81,565)

Net cash used in investing activities	(12,034)	(65,167)	(7,159)	(84,360)

Cash Flow from Financing Activities:
Payments on long-term debt	(934,006)	—	—	(934,006)
Proceeds from long-term debt	1,012,945	—	—	1,012,945
Payments on non-recourse debt	—	—	(10,064)	(10,064)
Proceeds from non-recourse debt	—	—	266,835	266,835
Taxes paid related to net share settlements of equity awards	(2,336)	—	—	(2,336)
Tax deficiency related to equity compensation	(844)	—	(782)	(1,626)
Debt issuance costs	(16,980)	—	(4,135)	(21,115)
Proceeds from stock options exercised	2,367	—	980	3,347
Dividends paid	(194,748)		—	(194,748)
Proceeds from issuance of common stock in connection with ESPP	—		436	436

Net cash (used in) provided by financing activities	(133,602)	—	253,270	119,668

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	1,120	1,120

Net Increase (decrease) in Cash and Cash Equivalents	8,489	842	(931)	8,400
Cash and Cash Equivalents, beginning of period	37,077	—	22,561	59,638

Cash and Cash Equivalents, end of period	$45,566	$842	$21,630	$68,038

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2015
	The GEO Group Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
	(Dollars in thousands)
Cash Flow from Operating Activities:
Net cash provided by (used in) operating activities	153,861	84,795	(96,499)	142,157

Cash Flow from Investing Activities:
Acquisition of LCS, net of cash acquired	(307,404)	—	—	(307,404)
Acquisition of Protocol, cash consideration		(24,402)		(24,402)
Proceeds from sale of property and equipment	—	42	—	42
Insurance proceeds — damaged property	—	1,270	—	1,270
Change in restricted cash and investments	90	(2,658)	(2,237)	(4,805)
Capital expenditures	(55,629)	(59,829)	(2,123)	(117,581)

Net cash used in investing activities	(362,943)	(85,577)	(4,360)	(452,880)

Cash Flow from Financing Activities:
Proceeds from long-term debt	724,798	—	—	724,798
Payments on long-term debt	(311,985)		—	(311,985)
Payments on non-recourse debt	—	—	(11,908)	(11,908)
Proceeds from non-recourse debt	—	—	123,560	123,560
Income tax benefit of equity compensation	1,409	—	—	1,409
Taxes paid related to net share settlements of equity awards	(2,786)	—	—	(2,786)
Debt issuance costs	—	—	(7,069)	(7,069)
Proceeds from stock options exercised	2,774	—	—	2,774
Dividends paid	(186,984)	—	—	(186,984)
Proceeds from issuance of common stock in connection with ESPP	441	—	—	441

Net cash provided by (used in) financing activities	227,667	—	104,583	332,250

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(3,226)	(3,226)

Net Increase (Decrease) in Cash and Cash Equivalents	18,585	(782)	498	18,301
Cash and Cash Equivalents, beginning of period	18,492	782	22,063	41,337

Cash and Cash Equivalents, end of period	$37,077	$—	$22,561	$59,638

20.	Subsequent Events

Dividend

On February 5, 2018, the Board of Directors declared a quarterly cash dividend of $0.47 per share of common stock, which is to be paid on February 27, 2018 to shareholders of record as of the close of business on February 16, 2018.

Stock Buyback Program

On February14, 2018, the Company announced that its Board of Directors authorized a stock buyback program authorizing the Company to repurchase up to a maximum of $200.0 million of its shares of common stock. The program shall be effective through October 20, 2020. The stock buyback program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission requirements. The stock buyback program does not obligate us to purchase any specific amount of our common stock and may be suspended or extended at any time at the discretion of our Board of Directors.

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

Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

See “Item 8. — Financial Statements and Supplementary Data — Management’s Annual Report on Internal Control Over Financial Reporting” for management’s report on the effectiveness of our internal control over financial reporting as of December 31, 2017.

(b) Attestation Report of the Registered Public Accounting Firm

See “Item 8. — Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm” for the report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting as of December 31, 2017.

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

We have adopted a code of business conduct and ethics applicable to all of our directors, officers, employees, agents and representatives, including our consultants. The code strives to deter wrongdoing and promote honest and ethical conduct, the avoidance of conflicts of interest, full, fair, accurate, timely and transparent disclosure, compliance with the applicable government and self-regulatory organization laws, rules and regulations, prompt internal reporting of violations of the code, and accountability for compliance with the code. In addition, we have adopted a code of ethics for the CEO, our senior financial officers and all other employees. The codes can be found on our website at http://www.geogroup.com by clicking on the link “About Us” on our homepage and then clicking on the link “Corporate Governance.” In addition, the codes are available in print to any shareholder who request them by contacting our Vice President of Corporate Relations at 561-999-7306.    In the event that we amend or waive any of the provisions of the code of business conduct and ethics and the code of ethics for the CEO, our senior financial officers and employees that relate to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on our Investor Relations website. The other information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2018 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the year covered by this report.

ITEM 11.	Executive Compensation

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2018 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2018 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2018 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2018 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

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

(3) Exhibits Required by Item 601 of Regulation S-K. The following exhibits are filed as part of this Annual Report:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s report on Form 8-K, filed on June 30, 2014).

3.2	Articles of Merger, effective as of June 27, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 8-K, filed on June 30, 2014).

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of The GEO Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s report on Form 8-K, filed on April 26, 2017).

3.4	Second Amended and Restated Bylaws of The GEO Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s report on Form 8-K, filed on April 17, 2017).

4.1	Indenture, dated as of March 19, 2013, by and among the Company, the Guarantors party thereto, and Wells Fargo Bank, National Association as Trustee relating to the 5.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on March 25, 2013).

4.2	Form of 5.125% Senior Note due 2023 (included in Exhibit 4.1).

4.3	Indenture, dated as of October 3, 2013, by and among the Company, the Guarantors party thereto, and Wells Fargo Bank, National Association as Trustee relating to the 5 7/8% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on October 9, 2013).

4.4	Form of 5 7/8% Senior Note due 2022 (included in Exhibit 4.3).

4.5	Supplemental Indenture dated as of June 27, 2014, to Indenture dated as of March 19, 2013, with respect to the Predecessor Registrant’s 5.125% Senior Notes, between the Company and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s report on Form 8-K, filed on June 30, 2014).

4.6	Supplemental Indenture dated as of June 27, 2014, to Indenture dated as of October 3, 2013, with respect to the Predecessor Registrant’s 5 7/8% Senior Notes, between the Company and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.5 to the Company’s report on Form 8-K, filed on June 30, 2014).

4.7	Indenture, dated as of September 25, 2014, by and between GEO and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on October 1, 2014).

4.8	First Supplemental Indenture, dated as of September 25, 2014, by and among GEO, certain subsidiary guarantors and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s report on Form 8-K, filed on October 1, 2014).

4.9	Form of 5.875% Senior Note due 2024 (included in Exhibit 4.8).

4.10	Second Supplemental Indenture, dated as of April 18, 2016, by and among The GEO Group, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on April 18, 2016).

4.11	Form of 6.00% Senior Notes due 2026 (included in Exhibit 4.13).

4.12	Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-3, filed on October 20, 2017).

4.13	Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-3, filed on October 20, 2017).

10.1	1994 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†

10.2	Form of Indemnification Agreement between the Company and its Officers and Directors (incorporated herein by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†

10.3	1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s report on Form 10-K, filed on March 30, 2000)†

10.4	Amended Executive Retirement Agreement, dated January 17, 2003, by and between the Company and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.19 to the Company’s report on Form 10-K, filed on March 20, 2003)†

10.5	Senior Officer Employment Agreement, dated March 23, 2005, by and between the Company and John M. Hurley (incorporated herein by reference to Exhibit 10.24 to the Company’s report on Form 10-K, filed on March 23, 2005)†

10.6	Office Lease, dated September 12, 2002, by and between the Company and Canpro Investments Ltd. (incorporated herein by reference to Exhibit 10.22 to the Company’s report on Form 10-K, filed on March 20, 2003)

10.7	The GEO Group, Inc. Senior Management Performance Award Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on May 2, 2016).†

10.8	Amended and Restated Senior Officer Employment Agreement, effective December 31, 2008, by and between The GEO Group, Inc. and John J. Bulfin (incorporated by reference to Exhibit 10.4 to the Company’s report on Form 8-K January 7, 2009)†

10.9	Amended and Restated The GEO Group, Inc. Senior Officer Retirement Plan, effective December 31, 2008 (incorporated by reference to Exhibit 10.8 to the Company’s report on Form 8-K January 7, 2009)†

10.10	Senior Officer Employment Agreement, dated August 3, 2009, by and between the Company and Brian Evans (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q, filed on August 3, 2009)†

10.11	Amended and Restated The GEO Group, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.45 to the Company’s Registration Statement on Form S-8, filed on September 3, 2010 (File No. 333-169198))†

10.12	Amendment No. 1 to the Amended and Restated The GEO Group, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s report on Form 10-K, filed on March 2, 2011)†

10.13	Cornell Companies, Inc. Amended and Restated 2006 Incentive Plan (incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement on Form S-8 (File No. 333-169199), filed on September 3, 2010)†

10.14	First Amendment to Senior Officer Employment Agreement, effective March 1, 2011, by and between the Company and Brian R. Evans (incorporated by reference to Exhibit 10.28 to the Company’s report on Form 10-K, filed on March 2, 2011)†

10.15	First Amendment to Senior Officer Employment Agreement, effective March 1, 2011, by and between the Company and John M. Hurley (incorporated by reference to Exhibit 10.29 to the Company’s report on Form 10-K, filed on March 2, 2011)†

10.16	First Amendment to Amended and Restated Senior Officer Employment Agreement, effective March 1, 2011, by and between the Company and John J. Bulfin (incorporated by reference to Exhibit 10.30 to the Company’s report on Form 10-K, filed on March 2, 2011)†

10.17	Amended and Restated Senior Officer Employment Agreement, effective December 17, 2008, by and between the GEO Group, Inc. and Jorge A. Dominicis (incorporated by reference to Exhibit 10.31 to the Company’s report on Form 10-Q, filed on May 10, 2011)†

10.18	First Amendment to Amended and Restated Senior Officer Employment Agreement, effective March 1, 2011, by and between the GEO Group, Inc. and Jorge A. Dominicis (incorporated by reference to Exhibit 10.32 to the Company’s report on Form 10-Q, filed on May 10, 2011) †

10.19	Amended and Restated The GEO Group, Inc. Executive Retirement Plan (effective January 1, 2008) (incorporated by reference to Exhibit 10.36 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.20	Amendment to The GEO Group, Inc. Executive Retirement Plan (incorporated by reference to Exhibit 10.37 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.21	The GEO Group, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.38 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.22	Amendment to The GEO Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.39 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.23	Amendment to The GEO Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.40 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.24	The GEO Group, Inc. 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-8, filed on May 4, 2012 (File No. 333-181175))†

10.25	Third Amended and Restated Executive Employment Agreement, dated August 22, 2012, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.42 to the Company’s report on Form 8-K, filed on August 28, 2012)†

10.26	Amended and Restated Executive Retirement Agreement, dated August 22, 2012, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.43 to the Company’s report on Form 8-K, filed on August 28, 2012)†

10.27	First Amendment to Third Amended and Restated Executive Employment Agreement, dated April 29, 2013, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on April 30, 2013) †.

10.28	Second Amendment to Third Amended and Restated Executive Employment Agreement, dated May 29, 2013, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on June 4, 2013) †.

10.29	First Amendment to Third Amended and Restated Executive Employment Agreement, dated April 29, 2013, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on April 30, 2013) †.

10.30	The GEO Group, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on May 5, 2014). †

10.31	Confirmation and Reaffirmation Agreement, dated as of June 27, 2014, among the Company, the Predecessor Registrant, GEO Corrections Holdings, Inc., certain of the Predecessor Registrant’s domestic subsidiaries, as guarantors, and BNP Paribas, relating to the Amended and Restated Credit Agreement, dated as of April 3, 2013, as amended, among The GEO Group, Inc. and GEO Corrections Holdings, Inc., as Borrowers, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on June 30, 2014).

10.32	Second Amended and Restated Credit Agreement, dated as of August 27, 2014, by and among The GEO Group, Inc. and GEO Corrections Holdings, Inc., as Borrowers, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on September 3, 2014).***

10.33	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated May 19, 2016, among The GEO Group, Inc., GEO Corrections Holdings, Inc., GEO Australasia Holdings Pty Ltd., GEO Australasia Finance Holdings Pty Ltd as trustee for the GEO Australasia Finance Holding Trust, the Guarantor party thereto, the Issuing Lenders party thereto, the Lenders party thereto and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on May 25, 2016).

10.34	Letter of Offer, dated August 18, 2016, between The GEO Group, Inc. and HSBC Bank Australia Limited (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on August 24, 2016).

10.35	Third Amended and Restated Credit Agreement, dated as of March 23, 2017, among The GEO Group, Inc., GEO Corrections Holdings, Inc., as the Borrowers, the Australian Borrowers party thereto, the Lenders party thereto and BNP Paribas, as administrative agent. (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on March 29, 2017. Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)

10.36	Consultant Agreement, dated November 13, 2017, by and between the Company and Thomas Wierdsma. †*

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12.1 to the Company’s registration statement on Form S-3, filed on October 20, 2017).

21.1	Subsidiaries of the Company*

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Certain exhibits and schedules to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally to the SEC, upon request, a copy of the omitted exhibits and schedules.
***	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
†	Management contract or compensatory plan, contract or agreement as defined in Item 402 (a)(3) of Regulation S-K.

Item16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GEO GROUP, INC.

/s/ BRIAN R. EVANS
Brian R. Evans
Senior Vice President and Chief Financial Officer

Date: February 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George C. Zoley George C. Zoley	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 26, 2018

/s/ Brian R. Evans Brian R. Evans	Senior Vice President and Chief Financial Officer (principal financial officer)	February 26, 2018

/s/ Ronald A. Brack Ronald A. Brack	Vice President, Chief Accounting Officer and Controller (principal accounting officer)	February 26, 2018

/s/ Clarence E. Anthony Clarence E. Anthony	Director	February 26, 2018

/s/ Julie M. Wood Julie M. Wood	Director	February 26, 2018

/s/ Anne N. Foreman Anne N. Foreman	Director	February 26, 2018

/s/ Richard H. Glanton Richard H. Glanton	Director	February 26, 2018

/s/ Christopher C. Wheeler Christopher C. Wheeler	Director	February 26, 2018

THE GEO GROUP, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2017, 2016 and 2015

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions, Actual Charge-Offs	Balance at End of Period
	(In thousands)
YEAR ENDED DECEMBER 31, 2017:
Allowance for doubtful accounts	$3,664	$2,138	$—	$(1,228)	$4,574
YEAR ENDED DECEMBER 31, 2016:
Allowance for doubtful accounts	$3,088	$2,682	$—	$(2,106)	$3,664
YEAR ENDED DECEMBER 31, 2015:
Allowance for doubtful accounts	$3,315	$764	$—	$(991)	$3,088

THE GEO GROUP, INC.

SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2017

(dollars in thousands)

			Original			Gross Cost at December 31, 2017
Property Name (1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Corrections and Detention —Owned and Leased

Broward Transition Center	Detention Facility	Deerfield Beach, FL	$4,085	$15,441	$18,582	$4,096	$33,838	$—	$174	$38,108	$7,768	1998, 2004, 2010/2011, 2013/2014	$30,340

D. Ray James Correctional Facility	Correctional Facility	Folkston, GA	$1,229	$55,961	$17,799	$1,720	$73,026	$243	$—	$74,989	$12,507	1998/1999, 2008/2009, 2011/2012	$62,482

Folkston ICE Processing Center	Detention Facility	Folkston, GA	$291	$30,399	$3,201	$291	$33,600	$—	$—	$33,891	$4,747	2005, 2008, 2013, 2017	$29,144

LaSalle Detention Facility	Detention Facility	Jena, LA	$856	$51,623	$6,242	$1,127	$57,080	$514	$—	$58,721	$13,652	1998, 2008, 2010/2011, 2017	$45,069

Alexandria Transfer Center (3)	Detention Facility	Alexandria, LA	$—	$17,283	$23	$—	$17,306	$—	$—	$17,306	$1,172	2014	$—

Moshannon Valley Correctional Center	Correctional Facility	Philipsburg, PA	$1,107	$65,160	$8,515	$1,700	$72,995	$87	$—	$74,782	$12,528	2005/2006, 2013	$62,254

North Lake Correctional Facility	Correctional Facility	Baldwin, MI	$66	$36,727	$52,038	$66	$87,603	$—	$1,162	$88,831	$11,797	1998/1999, 2002, 2011, CIP	$77,034

Queens Detention Facility	Detention Facility	Jamaica, NY	$2,237	$19,847	$509	$2,237	$20,356	$—	$—	$22,593	$9,065	1971, 1996/1997, 2004	$—

Riverbend Correctional Facility (3)	Correctional Facility	Milledgeville, GA	$—	$72,932	$399	$25	$73,147	$—	$159	$73,331	$11,969	2011	$61,362

Rivers Correctional Institution	Correctional Facility	Winton, NC	$875	$60,328	$4,804	$1,235	$64,623	$149	$—	$66,007	$21,624	2000/2001, 2017	$44,383

Robert A. Deyton Detention Facility	Detention Facility	Lovejoy, GA	$—	$8,163	$10,291	$15	$18,439	$—	$—	$18,454	$8,886	1984-1986, 2008/2009	$—

			Original			Gross Cost at December 31, 2017
Property Name (1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Big Spring Correctional Center (3)	Correctional Facility	Big Spring, TX	$530	$83,160	$21,418	$2,310	$94,954	$—	$7,844	$105,108	$24,358	1940, 1960, 1982, 1991, 1994, 1996, 2001, 2009-2012, 2016, CIP	$—

Great Plains Correctional Facility	Correctional Facility	Hinton, OK	$463	$76,580	$13,915	$1,305	$88,272	$—	$1,381	$90,958	$14,686	1990-1992, 1995, 2008, 2011, 2013, 2015, CIP	$76,272

Joe Corley Detention Facility	Detention Facility	Conroe, TX	$470	$64,813	$6,773	$598	$69,513	$—	$1,945	$72,056	$7,489	2008, 2017, CIP	$64,567

Karnes Correctional Center	Correctional Facility	Karnes City, TX	$937	$24,825	$1,734	$912	$26,408	$176	$—	$27,496	$7,243	1995	$20,253

Karnes County Residential Center	Detention Facility	Karnes City, TX	$—	$29,052	$30,085	$47	$59,090	$—	$—	$59,137	$5,425	2011/2012, 2014, 2015	$53,712

Lawton Correctional Facility	Correctional Facility	Lawton, OK	$1,012	$96,637	$11,710	$1,073	$106,705	$—	$1,581	$109,359	$23,796	1998/1999, 2005/2006, 2015	$85,563

Rio Grande Detention Center	Detention Facility	Laredo, TX	$8,365	$81,178	$1,301	$6,266	$82,428	$2,099	$51	$90,844	$15,754	2007, 2008	$75,090

South Texas Detention Complex	Detention Facility	Pearsall, TX	$437	$31,405	$6,052	$437	$37,081	$—	$376	$37,894	$9,668	2004/2005, 2012, CIP	$—

Val Verde Correctional Facility	Correctional Facility	Del Rio, TX	$21	$56,009	$1,356	$16	$57,365	$5	$—	$57,386	$15,330	2000/2001, 2005, 2007	$42,056

Adelanto Detention Facility	Detention Facility	Adelanto, CA	$8,005	$113,255	$43,007	$10,278	$153,989	$—	$—	$164,267	$16,529	1990/1991, 2011, 2012, 2015	$147,738

Aurora/ICE Processing Center	Detention Facility	Aurora, CO	$4,590	$15,200	$75,145	$4,271	$89,354	$1,310	$—	$94,935	$15,641	1987, 1993, 1998, 2009, 2010, 2011, 2017	$79,294

Central Valley MCCF	Correctional Facility	Mc Farland, CA	$1,055	$28,133	$2,829	$906	$30,900	$211	$—	$32,017	$8,301	1997, 2009/2010	$23,716

Desert View MCCF	Correctional Facility	Adelanto, CA	$1,245	$27,943	$4,459	$1,245	$32,400	$—	$2	$33,647	$9,417	1997, 2010, 2013	$24,230

Golden State MCCF	Correctional Facility	Mc Farland, CA	$1,264	$27,924	$2,481	$1,073	$30,343	$253	$—	$31,669	$8,043	1997, 2010	$23,626

			Original			Gross Cost at December 31, 2017
Property Name (1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Guadalupe County Correctional Facility	Correctional Facility	Santa Rosa, NM	$181	$29,732	$931	$27	$30,663	$154	$—	$30,844	$11,336	1998/1999, 2008	$19,508

Hudson Correctional Facility	Correctional Facility	Hudson, CO	$11,140	$—	$4,599	$7,372	$4,447	$3,920	$—	$15,739	$4,705	2009, 2011	$—

Lea County Correctional Facility (3)	Correctional Facility	Hobbs, NM	$347	$67,933	$2,631	$—	$70,564	$347	$—	$70,911	$17,595	1997/1998, 2017	$—

McFarland CCF	Correctional Facility	Mc Farland, CA	$914	$9,019	$9,078	$2,036	$16,684	$183	$108	$19,011	$4,694	1988, 2011, 2014	$—

Mesa Verde CCF	Correctional Facility	Bakersfield, CA	$2,237	$13,714	$12,091	$2,237	$25,720	$—	$85	$28,042	$4,105	1989, 2011, 2015	$—

Northwest Detention Center	Detention Facility	Tacoma, WA	$3,916	$39,000	$50,014	$4,542	$86,334	$2,004	$50	$92,930	$19,300	2003/2004, 2009, 2010, 2012	$—

Western Region Detention Facility	Detention Facility	San Diego, CA	$—	$28,071	$1,307	$—	$29,378	$—	$—	$29,378	$29,213	1959-1961, 2000	$—

Delaney Hall	Detention Facility	Newark, NJ	$3,759	$22,502	$13,175	$3,779	$35,651	$—	$6	$39,436	$9,416	1999/2000, 2008	$—

Brooks County Detention Center	Detention Facility	Falfurrias, TX	$410	$18,940	$652	$414	$19,508	$—	$80	$20,002	$1,459	2001, 2011	$—

East Hidalgo Detention Center	Detention Facility	LaVilla, TX	$460	$28,010	$543	$502	$28,485	$—	$26	$29,013	$1,894	2001, 2002, 2004, 2005, 2007, 2011	$—

Perry County Correctional Center	Correctional Facility	Uniontown, AL	$400	$12,880	$392	$400	$13,272	$—	$—	$13,672	$971	2006	$—

Pine Prairie Correctional Center	Correctional Facility	Pine Prairie, LA	$260	$11,910	$4,675	$706	$13,003	$477	$2,659	$16,845	$1,161	1999, 2008, CIP	$—

South Louisiana Correctional Center	Correctional Facility	Basile, LA	$290	$13,040	$15,174	$290	$28,214	$—	$—	$28,504	$1,197	1993, 1994, 1996, 1998-1999, 2000 -2001, 2010-2011, 2017	$—

J. B. Evans Correctional Center	Correctional Facility	Newellton, LA	$30	$720	$—	$30	$720	$—	$—	$750	$146	1994, 1996	$—

			Original			Gross Cost at December 31, 2017
Property Name (1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Coastal Bend Detention Center	Detention Facility	Robstown, TX	$1,330	$26,820	$746	$1,349	$27,547	$—	$—	$28,896	$2,122	2008, 2009	$—

Maverick County Detention Facility	Detention Facility	Maverick, TX	$296	$15,437	$—	$296	$15,437	$—	$—	$15,733	$311	2008	$—

Liberty Hall	Correctional Facility	Indianapolis, IN	$890	$2,066	$—	$890	$2,066	$—	$—	$2,956	$199	1950, 2000	$—

Montgomery ICE Processing Center	Detention Facility	Conroe, TX	$2,012	$—	$43,879	$2,012	$—	$—	$43,879	$45,891	$41	CIP	$—

Corrections & Detention —Managed

Central Texas Detention Facility	Detention Facility	San Antonio, TX	$—	$—	$3,990	$—	$3,990	$—	$—	$3,990	$3,340	1962, 1989/1990, 2006, 2010	$—

Lawrenceville Correctional Center	Correctional Facility	Lawrenceville, VA	$—	$—	$844	$—	$844	$—	$—	$844	$863	1996- 1998, 2011	$—

Arizona State Prison- Florence West	Correctional Facility	Florence, AZ	$320	$9,317	$1,183	$320	$10,405	$—	$95	$10,820	$7,817	1997	$—

Arizona State Prison —Phoenix West	Correctional Facility	Phoenix, AZ	$—	$7,919	$518	$—	$8,437	$—	$—	$8,437	$5,992	1979-1984, 1995/1996, 2002	$—

Central Arizona Correctional Facility	Correctional Facility	Florence, AZ	$—	$396	$1,997	$—	$2,393	$—	$—	$2,393	$1,857	2006	$—

Arizona State Prison —Kingman	Correctional Facility	Kingman, AZ	$—	$—	$273	$—	$273	$—	$—	$273	$67	2004, 2010	$—

New Castle Correctional Facility	Correctional Facility	New Castle, IN	$—	$—	$22,848	$—	$22,848	$—	$—	$22,848	$8,546	2001, 2012	$—

Heritage Trail Correctional Facility	Correctional Facility	Plainfield, IN	$—	$—	$10	$—	$10	$—	$—	$10	$8	1890, 1900, 1921, 1961	$—

South Bay Correctional Facility	Correctional Facility	South Bay, FL	$—	$—	$2,458	$—	$2,458	$—	$—	$2,458	$2,369	1996/1997, 2001, 2004/2005, 2007, 2012	$—

Reeves County Detention Complex R1/R2	Detention Facility	Pecos, TX	$—	$—	$1,203	$—	$1,203	$—	$—	$1,203	$1,203	1986, 1998, 2001, 2004, 2009/2010	$—

Reeves County Detention Complex R3	Detention Facility	Pecos, TX	$—	$—	$4,238	$—	$4,238	$—	$—	$4,238	$4,234	2003, 2006, 2010	$—

Northeast New Mexico Detention Facility	Detention Facility	Clayton, NM	$—	$—	$316	$—	$316	$—	$—	$316	$307	2008	$—

			Original			Gross Cost at December 31, 2017
Property Name (1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Blackwater River Correctional Facility	Correctional Facility	Milton, FL	$—	$—	$36	$—	$36	$—	$—	$36	$36	2010	$—

Bay Correctional Facility	Correctional Facility	Panama City, FL	$—	$—	$6	$—	$6	$—	$—	$6	$6	1995	$—

Moore Haven Correctional Facility	Correctional Facility	Moore Haven, FL	$—	$—	$32	$—	$32	$—	$—	$32	$19	1995, 1999, 2007	$—

Graceville Correctional Facility	Correctional Facility	Jackson, FL	$—	$—	$531	$—	$531	$—	$—	$531	$307	2007, 2009, 2015	$—

Columbiana County Jail	Correctional Facility	Lisbon, OH	$—	$22	$—	$—	$22	$—	$—	$22	$8	1997	$—

George W. Hill Correctional Facility	Correctional Facility	Glen Mills, PA	$—	$34	$5	$—	$39	$—	$—	$39	$6	1998	$—

Fannin County Detention Center & South Annex	Detention Facility	Bonham, TX	$—	$32	$—	$—	$32	$—	$—	$32	$4	2008/2009	$—

Kinney County Detention Center	Detention Facility	Bracketville, TX	$—	$223	$—	$—	$223	$—	$—	$223	$26	2004	$—

Liberty County Jail	Correctional Facility	Liberty, TX	$—	$112	$2	$—	$114	$—	$—	$114	$45	1992	$—

Community Based Services —Owned/Leased

Beaumont Transitional Treatment Center	Community Corrections	Beaumont, TX	$105	$560	$463	$132	$996	$—	$—	$1,128	$401	1940-1950, 1967, 1975, 1986, 1997	$—

Bronx Community Re-entry Center	Community Corrections	Bronx, NY	$—	$154	$3,170	$—	$3,324	$—	$—	$3,324	$2,394	1966, 1998, 2009, 2012, 2015	$—

Cordova Center	Community Corrections	Anchorage, AK	$235	$3,225	$4,092	$235	$7,209	$—	$108	$7,552	$1,797	1974-1979, 2001, 2013	$—

El Monte Center	Community Corrections	El Monte, CA	$—	$47	$321	$—	$368	$—	$—	$368	$361	1960, 2004, 2012	$—

Grossman Center	Community Corrections	Leavenworth, KS	$—	$24	$41	$—	$65	$—	$—	$65	$52	2002/2003, 2010	$—

Las Vegas Community Correctional Center	Community Corrections	Las Vegas, NV	$520	$1,580	$433	$520	$2,013	$—	$—	$2,533	$449	1978, 2004	$—

			Original			Gross Cost at December 31, 2017
Property Name (1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Leidel Comprehensive Sanction Center	Community Corrections	Houston, TX	$3,210	$710	$542	$3,210	$1,252	$—	$—	$4,462	$404	1930, 1960, 2005/2006, 2012	$—

Marvin Gardens Center	Community Corrections	Los Angeles, CA	$—	$50	$2,535	$241	$2,303	$—	$41	$2,585	$288	1962/1965, 1990, 2017	$—

McCabe Center	Community Corrections	Austin, TX	$350	$510	$529	$350	$1,039	$—	$—	$1,389	$568	1962, 2012	$—

Mid Valley House	Community Corrections	Edinburg, TX	$694	$3,608	$225	$700	$3,827	$—	$—	$4,527	$342	1985, 2001, 2014	$—

Midtown Center	Community Corrections	Anchorage, AK	$130	$220	$153	$130	$373	$—	$—	$503	$135	Early 1950s, 1972, 1998	$—

Newark Residental Re-entry Center	Community Corrections	Newark, NJ	$—	$799	$1,406	$—	$2,205	$—	$—	$2,205	$1,180	1925, 1992, 2014, 2016	$—

Northstar Center	Community Corrections	Fairbanks, AK	$—	$12	$250	$—	$262	$—	$—	$262	$262	1970/1975, 1995	$—

Oakland Center	Community Corrections	Oakland, CA	$970	$250	$79	$970	$328	$—	$1	$1,299	$131	1904-1911, 2000s	$—

Parkview Center	Community Corrections	Anchorage, AK	$160	$1,480	$307	$160	$1,787	$—	$—	$1,947	$698	1971, 1976	$—

Reality House	Community Corrections	Brownsville, TX	$487	$2,771	$155	$493	$2,915	$—	$5	$3,413	$429	1983, 2011	$—

Southeast Texas Transitional Center	Community Corrections	Houston, TX	$910	$3,210	$2,421	$1,043	$2,668	$—	$2,830	$6,541	$806	1960, 1967, 1970, 1984, 1997/1998, 2008, 2012, CIP	$—

Salt Lake City Center	Community Corrections	Salt Lake City, UT	$751	$1,505	$120	$751	$1,625	$—	$—	$2,376	$192	1970, 1977, 2004	$—

Seaside Center	Community Corrections	Nome, AK	$67	$732	$3,938	$67	$4,670	$—	$—	$4,737	$225	1999, 2015/2016	$—

Taylor Street Center	Community Corrections	San Francisco, CA	$3,230	$900	$3,112	$3,230	$3,999	$—	$13	$7,242	$1,049	1907, 2010/2011	$—

Tundra Center	Community Corrections	Bethel, AK	$20	$1,190	$1,361	$79	$2,492	$—	$—	$2,571	$1,149	1960/1970	$—

Alabama Therapeutic Education	Community Corrections	Columbiana, AL	$760	$17,118	$56	$760	$17,174	$—	$—	$17,934	$334	1962, 2008	$—

			Original			Gross Cost at December 31, 2017
Property Name (1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Casper Reentry Center	Community Corrections	Casper, WY	$600	$6,046	$—	$600	$6,046	$—	$—	$6,646	$183	1984, 1994, 2004/2005, 2007	$—

Toler House	Community Corrections	Newark, NJ	$—	$88	$—	$—	$88	$—	$—	$88	$9	1929, 2004	$—

Logan Hall	Community Corrections	Newark, NJ	$—	$6,888	$14	$—	$6,888	$—	$14	$6,902	$695	1929, 2004	$—

Long Beach Community Reentry Center	Community Corrections	Long Beach, CA	$—	$513	$—	$—	$513	$—	$—	$513	$123	1997	$—

Arapahoe County Residential Center	Community Corrections	Littleton, CO	$2,100	$2,485	$23	$2,100	$2,508	$—	$—	$4,608	$97	2006	$—

Cheyenne Mountain Reentry Center	Community Corrections	Colarado Springs, CO	$270	$18,853	$27	$270	$18,880	$—	$—	$19,150	$395	2005	$—

Community Alternatives of El Paso County	Community Corrections	Colorado Springs, CO	$560	$1,553	$15	$510	$1,568	$50	$—	$2,128	$61	1991, 1998, 2000	$—

Correctional Alternative Placement Services	Community Corrections	Craig, CO	$126	$289	$5	$126	$294	$—	$—	$420	$23	1919-1924, 1990	$—

Tooley Hall	Community Corrections	Denver, CO	$315	$502	$148	$315	$586	$—	$64	$965	$47	1986, 1998	$—

Williams Street Center	Community Corrections	Denver, CO	$1,000	$518	$19	$1,000	$520	$—	$17	$1,537	$28	1890	$—

Albert “Bo” Robinson Assessment & Treatment Center	Community Corrections	Trenton, NJ	$380	$16,578	$14	$380	$16,578	$—	$14	$16,972	$448	1963, 1997, 2009	$—

Talbot Hall	Community Corrections	Kearney, NJ	$—	$2,854	$10	$—	$2,864	$—	$—	$2,864	$439	1919, 1998	$—

The Harbor	Community Corrections	Newark, NJ	$—	$93	$—	$—	$93	$—	$—	$93	$9	1929, 1999, 2008	$—

Tully House	Community Corrections	Newark, NJ	$1,150	$5,313	$—	$1,150	$5,313	$—	$—	$6,463	$159	1929, 1999	$—

ADAPPT	Community Corrections	Reading, PA	$110	$2,460	$58	$110	$2,507	$—	$11	$2,628	$97	1909, 1919, 1929, 1986, 1989	$—

			Original			Gross Cost at December 31, 2017
Property Name (1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Alle Kiski Pavilion	Community Corrections	Arnold, PA	$30	$1,345	$—	$30	$1,345	$—	$—	$1,375	$55	1901, 1990	$—

Broad Street	Community Corrections	Philadelphia, PA	$—	$83	$—	$—	$83	$—	$—	$83	$20	1910, 2011	$—

Chester County	Community Corrections	Chester, PA	$—	$54	$2	$—	$56	$—	$—	$56	$18	1923, 1996, 2003	$—

Coleman Hall	Community Corrections	Philadelphia, PA	$390	$19,023	$—	$390	$19,023	$—	$—	$19,413	$536	1919, 2001	$—

Hoffman Hall	Community Corrections	Philadelphia, PA	$—	$23	$5	$5	$23	$—	$—	$28	$4	2008	$—

Oxford Facility	Community Corrections	Philadelphia, PA	$—	$45	$—	$—	$45	$—	$—	$45	$10	1990, 1996, 2006	$—

Penn Pavilion	Community Corrections	New Brighton, PA	$231	$1,895	$—	$231	$1,895	$—	$—	$2,126	$108	1900, 1991	$—

Roth Hall	Community Corrections	Philadelphia, PA	$—	$44	$—	$—	$44	$—	$—	$44	$10	1999	$—

Walker Hall	Community Corrections	Philadelphia, PA	$—	$55	$—	$—	$55	$—	$—	$55	$15	2002	$—

Community Alternatives of The Black Hills	Community Corrections	Rapid City, SD	$7	$2,719	$—	$7	$2,719	$—	$—	$2,726	$97	1989, 1998, 2007	$—

Youth Services —Owned/Leased

Abraxas Academy	Youth Facility	Morgantown, PA	$4,220	$14,120	$1,334	$4,230	$15,444	$—	$—	$19,674	$3,044	1999/2000	$—

Abraxas I	Youth Facility	Marienville, PA	$990	$7,600	$1,554	$1,028	$9,040	$—	$76	$10,144	$2,267	1930s, 1960, 1982, 1985- 1987, 1989- 1999, 2003	$—

Abraxas Ohio	Youth Facility	Shelby, OH	$1,160	$2,900	$982	$1,197	$3,845	$—		$5,042	$1,022	1900, 1935, 1965, 1992	$—

Abraxas Youth Center	Youth Facility	South Mountain, PA	$—	$36	$407	$—	$443	$—	$—	$443	$376	1938, 1948, 2001	$—

DuPage Interventions	Youth Facility	Hinsdale, IL	$2,110	$1,190	$283	$2,110	$1,473	$—	$—	$3,583	$446	1988	$—

Hector Garza Center	Youth Facility	San Antonio, TX	$1,590	$3,540	$932	$1,642	$4,358	$—	$62	$6,062	$1,001	1986/1987, 2006	$—

Leadership Development Program	Youth Facility	South Mountain, PA	$—	$25	$600	$—	$610	$—	$15	$625	$410	1920, 1938, 2000, 2005	$—

			Original			Gross Cost at December 31, 2017
Property Name (1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Southern Peaks Regional Treatment Center	Youth Facility	Canon City, CO	$2,850	$11,350	$620	$3,000	$11,759	$—	$61	$14,820	$2,555	2003-2004	$—

Southwood Interventions	Youth Facility	Chicago, IL	$870	$6,310	$1,043	$898	$7,318	$—	$7	$8,223	$2,132	1925, 1950, 1975, 2008	$—

Woodridge Interventions	Youth Facility	Woodridge, IL	$5,160	$4,330	$826	$5,304	$5,012	$—	$—	$10,316	$1,374	1982/1986	$—

Contact Interventions	Youth Facility	Wauconda, IL	$719	$1,110	$(638)	$699	$492	$—	$—	$1,191	$170	1950s/1960, 2006	$—

Electronic & Location Monitoring Centers —Managed

El Centro DRC	Day Reporting Center	El Centro, CA	$—	$11	$—	$—	$11	$—	$—	$11	$7	1976	$—

Ventura DRC	Day Reporting Center	Ventura, CA	$—	$19	$—	$—	$19	$—	$—	$19	$19	1988	$—

CDCR Contra Costa Day Reporting Center	Day Reporting Center	Richmond, CA	$—	$35	$—	$—	$35	$—	$—	$35	$8	1962	$—

Neptune CRC	Day Reporting Center	Neptune City, NJ	$—	$16	$30	$—	$46	$—	$—	$46	$23	2008-2009, 2011-2012, 2015	$—

Perth Amboy CRC	Day Reporting Center	Perth Amboy, NJ	$—	$19	$36	$—	$55	$—	$—	$55	$45	2006-2008, 2010, 2015	$—

Elizabeth NJ CRC	Day Reporting Center	Elizabeth, NJ	$—	$26	$(16)	$—	$10	$—	$—	$10	$6	2003, 2006- 2007, 2009, 2011, 2015	$—

Atlantic City CRC	Day Reporting Center	Atlantic City, NJ	$—	$10	$18	$—	$28	$—	$—	$28	$16	2004, 2005, 2011	$—

Orange DRC	Day Reporting Center	Santa Ana, CA	$—	$72	$—	$—	$72	$—	$—	$72	$72	2012/2013	$—

Lancaster County PADOC DRC	Day Reporting Center	Lancaster, PA	$—	$73	$—	$—	$73	$—	$—	$73	$57	2014	$—

Lycoming County DRC	Day Reporting Center	Williamsport, PA	$—	$56	$94	$—	$150	$—	$—	$150	$88	2014,2015	$—

			Original			Gross Cost at December 31, 2017
Property Name (1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Vineland NJ DRC	Day Reporting Center	Vineland, NJ	$—	$163	$(1)	$—	$162	$—	$—	$162	$88	2015	$—

Los Angeles CDCR	Day Reporting Center	Pamona, CA	$—	$44	$(20)	$—	$24	$—	$—	$24	$3	2013	$—

Eagle DRC	Day Reporting Center	Eagle, CO	$—	$—	$12	$—	$12	$—	$—	$12	$3	2016	$—

Northglenn DRC	Day Reporting Center	Northglenn, CO	$—	$21	$3	$—	$24	$—	$—	$24	$21	2011, 2013, 2017	$—

Aurora DRC	Day Reporting Center	Aurora, CO	$—	$21	$23	$—	$44	$—	$—	$44	$44	2003, 2008, 2010, 2013, 2015	$—

Denver DRC	Day Reporting Center	Denver, CO	$—	$43	$294	$—	$337	$—	$—	$337	$127	2005, 2009, 2010, 2011, 2012, 2013, 2014	$—

Merced DRC	Day Reporting Center	Merced, CA	$—	$18	$—	$—	$18	$—	$—	$18	$18	2007, 2008, 2011	$—

Luzerne EM	Day Reporting Center	Wilkes Barre, PA	$—	$20	$—	$—	$20	$—	$—	$20	$20	2007, 2013	$—

Luzerne DRC	Day Reporting Center	Wilkes Barre, PA	$—	$110	$7	$—	$117	$—	$—	$117	$114	2010, 2014	$—

Sedgwick DRC	Day Reporting Center	Wichita, KS	$—	$23	$—	$—	$23	$—	$—	$23	$23	2006, 2007	$—

Chicago Heights SRC	Day Reporting Center	Chicago Heights, IL	$—	$3	$19	$—	$22	$—	$—	$22	$12	2011, 2012, 2015	$—

Chicago West Grand SRC	Day Reporting Center	Chicago, IL	$—	$22	$5	$—	$27	$—	$—	$27	$23	2005, 2006, 2008, 2010, 2011, 2017	$—

			Original			Gross Cost at December 31, 2017
Property Name (1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Rockford SRC	Day Reporting Center	Rockford, IL	$—	$2	$19	$—	$21	$—	$—	$21	$11	2005, 2006, 2015	$—

Decatur SRC	Day Reporting Center	Decatur, IL	$—	$28	$33	$—	$61	$—	$—	$61	$49	2004, 2005, 2006, 2009, 2010, 2011, 2015	$—

East St. Louis SRC	Day Reporting Center	East St. Louis, IL	$—	$—	$13	$—	$13	$—	$—	$13	$8	2005, 2015	$—

Chatham IL	Day Reporting Center	Chatham, IL	$—	$53	$—	$—	$53	$—	$—	$53	$29	2015	$—

Philadelphia ISAP	Intensive Supervision Appearance Program	Philadelphia, PA	$—	$378	$(117)	$—	$261	$—	$—	$261	$158	2010, 2014, 2015	$—

Miami ISAP	Intensive Supervision Appearance Program	Miami, FL	$—	$82	$9	$—	$91	$—	$—	$91	$88	2007, 2008, 2010, 2014	$—

Delray Beach ISAP	Intensive Supervision Appearance Program	Delray Beach, FL	$—	$26	$3	$—	$29	$—	$—	$29	$5	2006	$—

Orlando ISAP	Intensive Supervision Appearance Program	Orlando, FL	$—	$18	$—	$—	$18	$—	$—	$18	$18	2007, 2010	$—

Atlanta ISAP	Intensive Supervision Appearance Program	Atlanta, GA	$—	$268	$(54)	$—	$214	$—	$—	$214	$125	2009, 2015	$—

New Orleans ISAP	Intensive Supervision Appearance Program	New Orleans, LA	$—	$54	$—	$—	$54	$—	$—	$54	$34	2009, 2015	$—

Washington DC ISAP	Intensive Supervision Appearance Program	Fairfax, VA	$—	$20	$2	$—	$22	$—	$—	$22	$14	2014, 2015	$—

			Original			Gross Cost at December 31, 2017
Property Name (1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Charleston, SC ISAP	Intensive Supervision Appearance Program	Charleston, SC	$—	$39	$—	$—	$39	$—	$—	$39	$24	2015	$—

Chicago ISAP	Intensive Supervision Appearance Program	Chicago, IL	$—	$25	$—	$—	$25	$—	$—	$25	$25	2009, 2013	$—

Detroit ISAP	Intensive Supervision Appearance Program	Detroit, MI	$—	$18	$—	$—	$18	$—	$—	$18	$18	2009	$—

Denver ISAP	Intensive Supervision Appearance Program	Centennial, CO	$—	$173	$(6)	$—	$167	$—	$—	$167	$98	2015	$—

St Louis MO ISAP	Intensive Supervision Appearance Program	St. Louis, MO	$—	$50	$—	$—	$50	$—	$—	$50	$27	2015	$—

Louisville, KY ISAP	Intensive Supervision Appearance Program	Louisville, KY	$—	$17	$—	$—	$17	$—	$—	$17	$1	2015	$—

Indianapolis, IN ISAP	Intensive Supervision Appearance Program	Indianapolis, IN	$—	$35	$—	$—	$35	$—	$—	$35	$15	2016	$—

San Francisco ISAP	Intensive Supervision Appearance Program	San Francisco, CA	$—	$272	$(92)	$—	$180	$—	$—	$180	$105	2004, 2009, 2015	$—

Salt Lake City ISAP	Intensive Supervision Appearance Program	Murray, UT	$—	$7	$17	$—	$24	$—	$—	$24	$18	2009, 2015	$—

Seattle ISAP	Intensive Supervision Appearance Program	Tukwila, WA	$—	$40	$15	$—	$55	$—	$—	$55	$50	2009, 2014	$—

Sacramento, CA	Intensive Supervision Appearance Program	Sacracmento, CA	$—	$28	$—	$—	$28	$—	$—	$28	$16	2015	$—

			Original			Gross Cost at December 31, 2017
Property Name (1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Las Vegas, NV ISAP	Intensive Supervision Appearance Program	Las Vegas, NV	$—	$32	$—	$—	$32	$—	$—	$32	$4	2015	$—

Bronx ISAP	Intensive Supervision Appearance Program	Bronx, NY	$—	$31	$40	$—	$71	$—	$—	$71	$47	2010, 2015	$—

Manhattan ISAP	Intensive Supervision Appearance Program	New York, NY	$—	$10	$10	$—	$20	$—	$—	$20	$16	2010	$—

Queens ISAP	Intensive Supervision Appearance Program	Jamaica, NY	$—	$125	$7	$—	$132	$—	$—	$132	$79	2014, 2015	$—

Boston ISAP	Intensive Supervision Appearance Program	Burlington, MA	$—	$80	$5	$—	$85	$—	$—	$85	$52	2014, 2015	$—

Hartford ISAP	Intensive Supervision Appearance Program	Hartford, CT	$—	$23	$10	$—	$33	$—	$—	$33	$19	2009, 2014, 2015	$—

Newark ISAP	Intensive Supervision Appearance Program	Newark, NJ	$—	$29	$2	$—	$31	$—	$—	$31	$31	2009, 2014	$—

Marlton ISAP	Intensive Supervision Appearance Program	Marlton, NJ	$—	$2	$10	$—	$12	$—	$—	$12	$9	2013, 2015	$—

Richmond, VA ISAP	Intensive Supervision Appearance Program	Richmond, VA	$—	$52	$—	$—	$52	$—	$—	$52	$27	2015	$—

Silver Spring, MD ISAP	Intensive Supervision Appearance Program	Silver Spring, MD	$—	$345	$—	$—	$345	$—	$—	$345	$123	1964/1965, 2007, 2016	$—

Los Angeles ISAP	Intensive Supervision Appearance Program	Los Angeles, CA	$—	$35	$45	$—	$80	$—	$—	$80	$62	2007, 2008, 2014, 2015	$—

			Original			Gross Cost at December 31, 2017
Property Name (1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

San Bernadino ISAP	Intensive Supervision Appearance Program	San Bernadino, CA	$—	$42	$—	$—	$42	$—	$—	$42	$42	2008, 2012, 2013	$—

Dallas ISAP	Intensive Supervision Appearance Program	Dallas, TX	$—	$17	$5	$—	$22	$—	$—	$22	$19	2009	$—

El Paso ISAP	Intensive Supervision Appearance Program	El Paso, TX	$—	$2	$27	$—	$29	$—	$—	$29	$18	2009, 2015	$—

Houston ISAP	Intensive Supervision Appearance Program	Houston, TX	$—	$21	$19	$—	$40	$—	$—	$40	$30	2009	$—

Phoenix ISAP	Intensive Supervision Appearance Program	Phoenix, AZ	$—	$79	$—	$—	$79	$—	$—	$79	$50	2015	$—

San Antonio ISAP	Intensive Supervision Appearance Program	San Antonio, TX	$—	$7	$50	$—	$57	$—	$—	$57	$38	2009, 2014, 2015	$—

San Diego ISAP	Intensive Supervision Appearance Program	San Diego, CA	$—	$14	$10	$—	$24	$—	$—	$24	$13	2015	$—

Bakersfield ISAP	Intensive Supervision Appearance Program	Bakersfield, CA	$—	$16	$—	$—	$16	$—	$—	$16	$16	2012	$—

Fresno, CA	Intensive Supervision Appearance Program	Fresno, CA	$—	$120	$—	$—	$120	$—	$—	$120	$64	2015	$—

Ventura C-Site	Intensive Supervision Appearance Program	Camarillo, CA	$—	$59	$—	$—	$59	$—	$—	$59	$17	2016	$—

SW Houston, TX ISAP	Intensive Supervision Appearance Program	Houston, TX	$—	$50	$5	$—	$55	$—	$—	$55	$9	2017	$—

			Original			Gross Cost at December 31, 2017
Property Name (1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

International Corrections & Detention —Managed

Arthur Gorrie Correctional Centre	Correctional Facility	Brisbane, Queensland AUS	$—	$—	$142	$—	$142	$—	$—	$142	$119	1992	$—

Fulham Correctional Centre & Fulham Nalu Challenge Community Unit	Correctional Facility	West Sale, Victoria AUS	$—	$—	$3,695	$—	$3,695	$—	$—	$3,695	$998	1997, 2002	$—

Junee Correctional Centre	Correctional Facility	Junee, New South Wales, AUS	$—	$—	$1,145	$—	$1,145	$—	$—	$1,145	$873	1993	$—

Parklea Correctional Centre	Correctional Facility	Parklea, New South Wales, AUS	$—	$—	$1,046	$—	$1,046	$—	$—	$1,046	$1,029	1987	$—

Dungavel House Immigration Removal Centre	Detention Facility	South Lanarkshire, UK	$—	$—	$88	$—	$88	$—	$—	$88	$88	2013	$—

Kutama-Sinthumule Correctional Centre	Correctional Facility	Louis Trichardt, South Africa	$—	$—	$164	$—	$164	$—	$—	$164	$129	2003-2008	$—

Offices —Owned/Leased

Corporate Headquarters	Office	Boca Raton, FL	$—	$1,072	$6,334	$—	$7,406	$—	$—	$7,406	$6,255	1985, 2003, 2005, 2011-2013	$—

New Corporate Headquarters —CIP	Office	Boca Raton, FL	$10,019	$—	$7,292	$10,019	$—	$—	$7,292	$17,311	$—	CIP	$—

Central Regional Office	Office	San Antonio, TX	$—	$—	$76	$—	$76	$—	$—	$76	$38	1985, 2003/2004, 2010	$—

Eastern Regional Office	Office	Charlotte, NC	$—	$—	$23	$—	$23	$—	$—	$23	$11	1998, 2013	$—

			Original			Gross Cost at December 31, 2017
Property Name (1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Western Regional Office	Office	Los Angeles, CA	$—	$22	$134	$—	$156	$—	$—	$156	$84	2002, 2010, 2014	$—

Anderson, IN Call Center	Office	Anderson, IN	$114	$5,259	$—	$114	$5,259	$—	$—	$5,373	$145	2016	$—

Boulder, CO Point II	Office	Boulder CO	$—	$3,289	$(288)	$—	$3,001	$—	$—	$3,001	$546	1969, 2015, 2017	$—

Protocol	Office	Aurora, IL	$—	$4	$228	$—	$233	$—	$—	$233	$85	2014, 2015	$—

Sydney Office	Office	Sydney, AUS	$—	$—	$10,499	$—	$10,499	$—	$—	$10,499	$216	1980	$—

Miscellaneous Investments

Compton, CA Office Building	Owned Office Property	Compton, CA	$974	$1,546	$—	$974	$1,546	$—	$—	$2,520	$43	1961/1965	$—

Miscellaneous Investments	Various	Various	$18,234	$4,455	$3,818	$1,201	$5,305	$18,439	$1,563	$26,508	$2,916	Various	$—

		Total	$137,210	$1,750,608	$614,024	$123,162	$2,274,204	$30,621	$73,857	$2,501,844	$492,582		$1,147,693

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

The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $1.7 billion at December 31, 2017. Depreciation and amortization are provided on the alternative depreciation system and straight-line methods over the estimated useful lives of the assets. This amount excludes international real estate investments.

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

THE GEO GROUP, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

For the Years Ended December 31, 2017, 2016 and 2015

(dollars in thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	2017	2016	2015
Real Estate:
Balance at the beginning of the year	$2,255,260	$2,214,057	$2,026,872
Additions to/improvements of real estate	255,527	49,685	191,846
Assets sold/written-off	(8,943)	(8,482)	(4,661)

Balance at the end of the year	$2,501,844	$2,255,260	$2,214,057

Accumulated Depreciation
Balance at the beginning of the year	$429,814	$371,563	$317,584
Depreciation expense	65,723	60,856	57,746
Assets sold/written-off	(2,955)	(2,605)	(3,767)

Balance at the end of the year	$492,582	$429,814	$371,563