Form 10-Q
period 2018-03-31
GEO GROUP INC
filed 2018-04-30
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 26, 2018, the registrant had 123,023,825 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2018 AND 2017

(In thousands, except per share data)

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenues	$564,917	$550,614
Operating expenses	426,709	414,707
Depreciation and amortization	31,926	28,949
General and administrative expenses	41,832	42,586

Operating income	64,450	64,372
Interest income	9,099	11,977
Interest expense	(35,869)	(35,000)

Income before income taxes and equity in earnings of affiliates	37,680	41,349
Provision for income taxes	4,755	2,470
Equity in earnings of affiliates, net of income tax provision of $706, and $611, respectively	1,995	1,487

Net income	34,920	40,366
Net loss attributable to noncontrolling interests	67	37

Net income attributable to The GEO Group, Inc.	$34,987	$40,403

Weighted-average common shares outstanding:
Basic	121,768	113,599
Diluted	122,304	114,478
Net income per common share attributable to The GEO Group, Inc.:
Basic:
Net income per common share attributable to The GEO Group, Inc. - basic	0.29	0.36

Diluted:
Net income per common share attributable to The GEO Group, Inc. - diluted	0.29	0.35

Dividends declared per share	$0.47	$0.47

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2018 AND 2017

(In thousands)

	Three Months Ended
	March 31, 2018	March 31, 2017
Net income	$34,920	$40,366
Other comprehensive income, net of tax:
Foreign currency translation adjustments	521	1,692
Pension liability adjustment, net of tax provision of $28 and $25, respectively	105	47
Change in fair value of derivative instrument classified as cash flow hedge, net of tax (provision) benefit of $(130) and $83, respectively	736	(479)

Total other comprehensive income, net of tax	1,362	1,260

Total comprehensive income	36,282	41,626

Comprehensive loss attributable to noncontrolling interests	59	35

Comprehensive income attributable to The GEO Group, Inc.	$36,341	$41,661

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2018 AND DECEMBER 31, 2017

(In thousands, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$49,235	$81,377
Restricted cash and cash equivalents	56,888	44,932
Accounts receivable, less allowance for doubtful accounts of $4,902 and $4,574, respectively	384,637	389,916
Contract receivable, current portion	14,285	18,142
Prepaid expenses and other current assets	31,177	45,342

Total current assets	536,222	579,709

Restricted Cash and Investments	24,394	27,999
Property and Equipment, Net	2,102,011	2,078,123
Assets Held for Sale	—	3,915
Non-Current Contract Receivable	407,938	404,309
Deferred Income Tax Assets	26,277	26,277
Goodwill	776,395	778,951
Intangible Assets, Net	249,316	255,339
Other Non-Current Assets	70,756	72,286

Total Assets	$4,193,309	$4,226,908

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$84,310	$92,587
Accrued payroll and related taxes	57,918	71,732
Accrued expenses and other current liabilities	181,135	176,324
Current portion of capital lease obligations, long-term debt and non-recourse debt	25,189	28,920

Total current liabilities	348,552	369,563

Non-Current Deferred Income Tax Liabilities	8,757	8,757
Other Non-Current Liabilities	92,286	96,702
Capital Lease Obligations	5,698	6,059
Long-Term Debt	2,240,057	2,181,544
Non-Recourse Debt	359,387	365,364
Commitments, Contingencies and Other (Note 13)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 187,500,000 shares authorized, 123,853,267 and 124,008,303 issued and 122,005,156 and 124,008,003 outstanding, respectively	1,239	1,240
Additional paid-in capital	1,192,779	1,190,906
Earnings in excess of distributions	8,209	31,541
Accumulated other comprehensive loss	(23,092)	(24,446)
Treasury stock, 1,848,111 and 0 shares, at cost, respectively	(40,182)	—

Total shareholders’ equity attributable to The GEO Group, Inc.	1,138,953	1,199,241
Noncontrolling interests	(381)	(322)

Total shareholders’ equity	1,138,572	1,198,919

Total Liabilities and Shareholders’ Equity	$4,193,309	$4,226,908

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2018 AND 2017

(In thousands)

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash Flow from Operating Activities:
Net income	$34,920	$40,366
Net loss attributable to noncontrolling interests	67	37

Net income attributable to The GEO Group, Inc.	34,987	40,403
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	31,386	28,949
Stock-based compensation	5,827	4,963
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	2,138	3,806
Provision for doubtful accounts	195	378
Equity in earnings of affiliates, net of tax	(1,995)	(1,487)
Dividends received from unconsolidated joint venture	736	2,359
(Gain) loss on sale/disposal of property and equipment, net	(350)	110
Changes in assets and liabilities, net of effects of acquisitions:
Changes in accounts receivable, prepaid expenses and other assets	2,940	51,709
Changes in contract receivable	6,298	(69,098)
Changes in accounts payable, accrued expenses and other liabilities	(17,061)	(14,210)

Net cash provided by operating activities	65,101	47,882

Cash Flow from Investing Activities:
Insurance proceeds - damaged property	4,504	—
Proceeds from sale of property and equipment	—	689
Proceeds from sale of assets held for sale	3,797	—
Change in restricted investments	(505)	(2,058)
Capital expenditures	(52,147)	(34,421)

Net cash used in investing activities	(44,351)	(35,790)

Cash Flow from Financing Activities:
Proceeds from long-term debt	102,000	1,083,148
Payments on long-term debt	(43,000)	(918,500)
Payments on non-recourse debt	(5,600)	(67,171)
Proceeds from non-recourse debt	—	36,020
Taxes paid related to net share settlements of equity awards	(4,356)	(3,434)
Proceeds from issuance of common stock under prospectus supplement	—	276,036
Proceeds from issuance of common stock in connection with ESPP	140	122
Payment for repurchases of common stock	(40,182)	—
Debt issuance costs	—	(7,371)
Proceeds from the exercise of stock options	260	3,882
Cash dividends paid	(58,238)	(52,504)

Net cash (used in) provided by financing activities	(48,976)	350,228
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	3,930	2,679

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(24,296)	364,999
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	133,545	90,357

Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$109,249	$455,356

Supplemental Disclosures:
Non-cash Investing and Financing activities:
Capital expenditures in accounts payable and accrued expenses	$1,814	$1,312

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) is a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of correctional, detention and reentry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa and the United Kingdom. The Company owns, leases and operates a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, as well as community-based reentry facilities and offers an expanded delivery of offender rehabilitation services under its ‘GEO Continuum of Care’ platform. The ‘GEO Continuum of Care’ program integrates enhanced in-prison programs, which are evidence-based and include cognitive behavioral treatment and post-release services, and provides academic and vocational classes to life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). At March 31, 2018, after its acquisition of Community Education Centers (“CEC”) (Refer to Note 3 - Business Combinations), the Company’s worldwide operations include the management and/or ownership of approximately 96,000 beds at 141 correctional and detention facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 192,000 offenders and pretrial defendants, including approximately 100,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

The Company’s unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2018 for the year ended December 31, 2017. The accompanying December 31, 2017 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results for the entire year ending December 31, 2018, or for any other future interim or annual periods.

2. REVENUE RECOGNITION

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. The adoption of this standard did not result in a significant change to the Company’s historical revenue recognition policies and there were no significant adjustments that required a cumulative adjustment to retained earnings upon transition.

Revenue is recognized when control of the promised goods or services is transferred to GEO’s customers, in an amount that reflects the consideration GEO expects to be entitled to in exchange for those goods or services. Sales, value added and other taxes GEO collects concurrent with revenue producing activities and are subsequently remitted to governmental authorities are excluded from revenues.

When a contract includes variable consideration, GEO evaluates the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, GEO includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration estimates are updated at each reporting date. A limited number of GEO’s domestic contracts have provisions upon which a small portion of the revenue for the contract is based on the performance of certain targets. Domestically, revenue based on the performance of certain targets is less than 1% of the Company’s consolidated domestic revenues and was not significant during the periods presented. One of GEO’s international contracts, related to its Ravenhall prison project (discussed further below), contains a provision where a significant portion of the revenue for the contract is based on the performance of certain targets. These performance targets are based on specific criteria to be met over specific periods of time. Such criteria includes the Company’s ability to achieve certain contractual benchmarks relative to the quality of service it provides, non-occurrence of certain disruptive events, effectiveness of its quality control programs and its responsiveness to customer requirements. The performance of these targets are measured quarterly and there was no significant constraint on the estimate of such variable consideration for this contract during the three months ended March 31, 2018.

GEO does not disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which GEO has the right to invoice for services performed, which is generally the case for all of GEO’s contracts. Incidental items that are immaterial in the context of the contract are recognized as expense. GEO generally does not incur incremental costs of obtaining a contract with its customers that would meet the requirement for capitalization. There were no assets recognized from costs to obtain a contract with a customer at March 31, 2018 or December 31, 2017.

The timing of revenue recognition may differ from the timing of invoicing to customers. GEO records a receivable when services are performed in advance of receiving consideration and records unearned revenue if consideration is received in advance of the performance of services. Generally, GEO’s customers do not provide payment in advance of the performance of services. Therefore, unearned revenue is not significant at March 31, 2018 or December 31, 2017 and revenue recognized during the three months ended March 31, 2018 that was included in the opening balance of unearned revenue was not significant. There have been no significant amounts of revenue recorded in the periods presented from performance obligations either wholly or partially satisfied in prior periods.

The right to consideration under GEO’s contracts is only dependent on the passage of time and is therefore considered to be unconditional. Payment terms and conditions vary by contract type, although, with the exception of the contract receivable related to GEO’s Ravenhall prison project (further discussed below), terms generally include a requirement of payment within 30 days after performance obligations are satisfied and generally do not include a significant financing component. There have been no significant changes in receivable or unearned revenue balances during the period other than regular invoicing and collection activity.

The following table disaggregates GEO’s revenue by major source and also provides a reconciliation with revenue information disclosed for reportable segments in Note 14 - Business Segments and Geographic Information:

	Three Months Ended March 31, 2018
	U.S. Corrections & Detention	GEO Care	International	Facility Construction and Design	Total
Owned and Leased: Corrections & Detention	$263,558	$—	$—	$—	$263,558
Owned and Leased: Community-based	—	41,335	—	—	41,335
Owned and Leased: Youth Services	—	22,385	—	—	22,385
Managed Only	95,123	1,223	66,158	—	162,504
Facility Construction and Design	—	—	—	—	—
Non-residential Services and Other	—	75,135	—	—	75,135

Total Revenues	$358,681	$140,078	$66,158	$—	$564,917

	Three Months Ended March 31, 2017
	U.S. Corrections & Detention	GEO Care	International	Facility Construction and Design	Total
Owned and Leased - Corrections & Detention	$265,412	$—	$—	$—	$265,412
Owned and Leased - Community-based	—	16,942	—	—	16,942
Owned and Leased - Youth Services	—	21,467	—	—	21,467
Managed Only	82,519	—	41,692	—	124,211
Facility Construction and Design	—	—	—	57,225	57,225
Non-residential Services and Other	—	65,357	—	—	65,357

Total Revenues	$347,931	$103,766	$41,692	$57,225	$550,614

Owned and Leased - Corrections & Detention

GEO recognizes revenue for corrections & detention services where GEO owns or leases the facility as services are performed. GEO provides for the safe and secure housing and care of incarcerated individuals under public-private partnerships with federal, state and local government agencies. This includes providing 24-hour care and supervision, including but not limited to, such services as medical, transportation, food service, laundry services and various programming activities. These tasks are considered to be activities to fulfill the safe and secure housing performance obligation and are not considered to be individually separate promises in the contract. Each of these activities is highly interrelated and GEO performs a significant level of integration of these activities. GEO has identified these activities as a bundle of services and determined that each day of the promised service is distinct. The services provided are part of a series of distinct services that are substantially the same and are measured using the same measure of progress (time-based output method). GEO has determined that revenue for these services are recognized over time as it’s customers simultaneously receive and consume the benefits as the services are performed, which is on a continual daily basis, and GEO has a right to payment for performance completed to date. Time-based output methods of revenue recognition are considered to be a faithful depiction of GEO’s efforts to fulfill its obligations under its contracts and therefore reflect the transfer of services to its customers. GEO’s customers generally pay for these services based on a net rate per day per individual or on a fixed monthly rate.

Owned and Leased - Community-based

GEO recognizes revenue for community-based reentry services where GEO owns or leases the facility in a manner similar to its corrections and detention services discussed above. GEO provides individuals nearing the end of their sentence with the resources necessary to productively transition back into society. Through its residential reentry centers, GEO provides federal and state parolees and probationers with temporary housing, rehabilitation, substance abuse counseling and vocational and educational programs. These activities are considered to be a bundle of services which are a part of a series of distinct services recognized over time based on the same criteria as discussed above for corrections and detention revenues. GEO’s customers also generally pay for these services based on a net rate per day per individual or on a fixed monthly rate.

Owned and Leased - Youth Services

GEO recognizes revenues for youth services where GEO owns or leases the facility in the same manner as discussed above for the supervision, care and rehabilitation of troubled youth residents. The activities to house and care for troubled youth residents are also considered to be a bundle of services which are part of a series of distinct services recognized over time based on the same criteria discussed for the previous two revenue streams. GEO’s customers generally pay for these services based on a net rate per day per individual.

Managed Only

GEO recognizes revenue for its managed only contracts in the same manner as its Owned and Leased Corrections & Detention and Owned and Leased Community-based contracts as discussed above. The primary exception is that GEO does not own or lease the facility. The facility is owned by the customer. In certain circumstances, GEO’s customers may request that GEO make certain capital improvements to the facility or make other payments related to the facility. These payments are amortized as a reduction of revenues over the life of the contract. GEO’s customers generally pay for these services based on a net rate per day per individual or a fixed monthly rate.

Facility Construction and Design

Facility Construction and Design revenues during the three months ended March 31, 2017 consisted of one contract with the Department of Justice in the State of Victoria (the “State”) for the development and operation of a new 1,300-bed Prison (the “Facility”) in Ravenhall, a locality near Melbourne, Australia. The Facility was completed during the fourth quarter of 2017 and GEO is currently managing the Facility under a 25-year management contract. There were no facility construction and design revenues during the three months ended March 31, 2018. GEO’s promise to design and construct the Facility was considered to be a separate and distinct performance obligation from the management obligation which includes the safe and secure housing, care and programming activities for incarcerated individuals similar to the correction & detention services discussed above. For the obligation to manage the Facility, GEO determined revenue should be recorded over time using a time-based output method based on the same criteria as discussed above for correction and detention services. Fees included and priced in the contract for managing the Facility are considered to be stated at their individual estimated stand-alone selling prices using the adjusted market assessment approach. These services are regularly provided by GEO on a stand-alone basis to similar customers within a similar range of amounts. GEO used the expected cost plus margin approach to allocate the transaction price to the construction obligation. GEO was entitled under the contract to receive consideration in the amount of its costs plus a margin.

During the design and construction phase, GEO determined that revenue should be recorded over time and applied cost based input methods using the actual costs incurred relative to the total estimated costs (percentage of completion basis) to determine progress towards contract completion and to calculate the corresponding amount of revenue and gross profit to recognize. Cost based input methods of revenue recognition are considered to be a faithful depiction of GEO’s efforts to satisfy long-term construction contracts and therefore reflect the transfer of goods to the customer as the customer controls the work in progress as the Facility is constructed. Cost based input methods of revenue recognition also require GEO to make estimates of net contract revenues and costs to complete the project. Significant judgment was required to evaluate the costs to complete the project, including materials, labor, contingencies and other costs. If estimated total costs on the contract are greater than the net contract revenues, the entire estimated loss on the contract is recognized in the period the loss becomes known. The cumulative effect of revisions to estimates related to net contract revenues or costs to complete are recorded in the period in which the revisions to estimates are identified and the amounts can be reasonably estimated. Typically, the Company enters into fixed price contracts and does not perform additional work unless approved change orders are in place. Costs attributable to unapproved change orders are expensed in the period in which the costs are incurred if the Company believes that it is not probable that the costs will be recovered through a change in the contract price. If the Company believes that it is probable that the costs will be recovered through a change in the contract price, costs related to unapproved change orders are expensed in the period in which they are incurred, and contract revenue is recognized to the extent of the costs incurred. Revenue in excess of the costs attributable to unapproved change orders is not recognized until the change order is approved. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. For the periods presented, there were no changes in job performance, job conditions and estimated profitability that required a revision to the estimated costs and income recorded.

GEO was the primary developer of the project and subcontracted with a bonded international design and build contractor to design and construct the Facility. As the primary contractor for the project, GEO determined that it was primarily responsible for fulfilling the promise to develop and provide the Facility to the State, including overall responsibility for the acceptability of the project in meeting the State’s specifications. Therefore, GEO was considered to be a principal in the transaction and construction revenues and construction costs were recorded on a gross basis.

The cost of the project during the design and construction phase was funded by debt financing along with a capital contribution by GEO which was made in January 2017. GEO’s promise to provide the equity contribution was considered to be a separate and distinct performance obligation that is separate from the construction and facility management obligations. The contribution represents a significant financing element which provided a benefit to the State. Costs incurred and estimated earnings in excess of billings are classified as contract receivable in the accompanying consolidated balance sheets. The contract receivable will be satisfied, through a State contribution which was made in November 2017 upon commercial acceptance of the Facility, and by quarterly payments to be made over the 25-year operating phase. The timing of these payments provide the State with a significant benefit of financing for the Facility as the payments by the State occur significantly after performance (construction of the Facility). Therefore, the contract receivable has been recorded at net present value based on the timing of expected future settlement. Interest income is calculated using an effective interest rate of 8.97% and has been presented separately from facility design and construction revenue. Interest income also includes an equity return for GEO’s capital contribution.

Non-residential Services and Other

Non-residential Services and Other revenue consists of the Company’s contracts with federal and various state and local governments to provide location, alcohol and drug detecting electronic monitoring and case management services to individuals on an as needed or as requested basis. This category also includes the Company’s day reporting centers.

GEO recognizes revenues for electronic monitoring and case management services as the services are performed. Services provided consist of community-based supervision (home visits), in-person reporting, telephonic reporting and GPS and other electronic monitoring as well as overall contract management services. The rates for the various services are considered to be stated at their individual stand-alone selling prices. GEO has determined that the services to be provided are recognized over time based on the unit of occurrence of the various services as its customer simultaneously receives and consumes the benefits as the services are performed and GEO has a right to payment for performance completed to date. Generally, these services are paid based on a net rate per occurrence and a monthly fee for management services.

Certain of the Company’s electronic monitoring contracts include providing rental monitoring equipment and related monitoring services activities (using internal proprietary software platforms) to its customers. These tasks are considered to be activities to fulfill the promise to provide electronic monitoring services to individuals and are not considered to be individually separate promises in the contract. In the context of the contract, the rental equipment and monitoring service is not considered to be capable of being distinct as the customer typically cannot benefit from the rental equipment or monitoring service on its own or with other readily available resources. Management has identified these activities as a bundle of services and determined that each day or unit of the promised service is distinct. These services are part of a series of distinct services that are substantially the same and are measured using the same measure of progress (time-based output method) and are therefore accounted for as a single performance obligation. GEO has determined that services are recognized over time as the customer simultaneously receives and consumes the benefits as the services are performed and GEO has a right to payment for performance completed to date.

Services provided for GEO’s day reporting centers are similar to its Owned and Leased Community-based services discussed above with the exception of temporary housing.

3. BUSINESS COMBINATIONS

Community Education Centers Acquisition

On April 5, 2017, the Company completed its acquisition of Community Education Centers (“CEC”), pursuant to a definitive merger agreement entered into on February 12, 2017 between the Company, GEO/DE/MC/01 LLC, and CEC Parent Holdings LLC. Under the terms of the merger agreement, the Company acquired 100% of the voting interests in CEC for an aggregate consideration of $353.6 million. The Company does not believe that any of the goodwill recorded as a result of the CEC acquisition will be deductible for federal income tax purposes.

The allocation of the purchase price was complete as of March 31, 2018. During the three months ended March 31, 2018, the Company made measurement period adjustments to provisional amounts with respect to the CEC acquisition that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. These adjustments related to the Company’s valuation of accounts payable and accrued expenses. Of the total measurement period adjustments, accounts payable and accrued expenses decreased by $1.0 million related to an accrual for a legal settlement that was funded out of cash held in escrow and by $1.4 million related to a contingency for unclaimed property. The remaining measurement period adjustments were not individually significant. The final purchase price allocation and adjustments made to the estimated acquisition date fair values during the three months ended March 31, 2018 are as follows (in thousands):

	Acquisition Date Estimated Fair Value as of December 31, 2017	Measurement Period Adjustments during the three months ended March 31, 2018	Final Acquisition Date Fair Value as of March 31, 2018
Accounts Receivable	$32,869	$—	$32,869
Prepaid and other current assets	4,397	—	4,397
Property and equipment	126,510	—	126,510
Intangible assets	76,000	—	76,000
Favorable lease assets	3,110	—	3,110
Deferred income tax assets	4,116	44	4,160
Other non-current assets	4,327	—	4,327

Total assets acquired	$251,329	$44	$251,373

Accounts payable and accrued expenses	51,651	(1,339)	50,312
Unfavorable lease liabilities	1,299	—	1,299
Other non-current liabilities	10,479	(1,166)	9,313

Total liabilities assumed	$63,429	$(2,505)	$60,924

Total identifiable net assets	187,900	2,549	190,449
Goodwill	165,656	(2,549)	163,107

Total consideration paid, net of cash acquired	$353,556	$—	$353,556

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its various business combinations. On April 5, 2017, the Company completed its acquisition of CEC. Refer to Note 3 - Business Combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company’s goodwill balances from December 31, 2017 to March 31, 2018 are as follows (in thousands):

	December 31, 2017	Acquisition Adjustments	Foreign Currency Translation	March 31, 2018
U.S. Corrections & Detention	$317,005	$(639)	$—	$316,366
GEO Care	461,499	(1,910)	—	459,589
International Services	447	—	(7)	440

Total Goodwill	$778,951	(2,549)	$(7)	$776,395

The Company has also recorded other finite and indefinite-lived intangible assets as a result of its various business combinations. Refer to Note 3 - Business Combinations for a discussion of the Company’s recent acquisition of CEC. The Company’s intangible assets include facility management contracts, covenants not to compete, trade names and technology, as follows (in thousands):

	March 31, 2018				December 31, 2017
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	16.3	$308,577	$(111,900)	$196,677	$308,518	$(106,724)	$201,794
Covenants not to compete	1	700	(692)	8	700	(517)	183
Technology	7.3	33,700	(26,269)	7,431	33,700	(25,538)	8,162
Trade name (Indefinite lived)	Indefinite	45,200	—	45,200	45,200	—	45,200

Total acquired intangible assets		$388,177	$(138,861)	$249,316	$388,118	$(132,779)	$255,339

Amortization expense was $6.1 million and $5.1 million for the three months ended March 31, 2018 and 2017, respectively. Amortization expense was primarily related to the U.S. Corrections & Detention and GEO Care segments’ amortization of acquired facility management contracts. As of March 31, 2018, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 1.3 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the current contractual periods.

Estimated amortization expense related to the Company’s finite-lived intangible assets for the remainder of 2018 through 2022 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2018	$16,988
2019	22,313
2020	22,313
2021	19,790
2022	18,147
Thereafter	104,565

$204,116

5. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurements at March 31, 2018
	Carrying Value at March 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment:
Rabbi Trust	$21,268	$—	$21,268	$—
Fixed income securities	1,867	—	1,867	—
Liabilities:
Interest rate swap derivatives	$13,126	$—	$13,126	$—

		Fair Value Measurements at December 31, 2017
	Carrying Value at December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$20,763	$—	$20,763	$—
Fixed income securities	1,902	—	1,902	—
Liabilities:
Interest rate swap derivatives	$13,992	$—	$13,992	$—

The Company’s Level 2 financial instruments included in the tables above as of March 31, 2018 and December 31, 2017 consist of interest rate swap derivative liabilities held by the Company’s Australian subsidiary, the Company’s rabbi trust established for GEO employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and an investment in Canadian dollar denominated fixed income securities.

The Australian subsidiary’s interest rate swap derivative liabilities are valued using a discounted cash flow model based on projected Australian borrowing rates. The Company’s restricted investment in the rabbi trust is invested in Company owned life insurance policies which are recorded at their cash surrender values. These investments are valued based on the underlying investments held in the policies’ separate account. The underlying assets are equity and fixed income pooled funds that are comprised of Level 1 and Level 2 securities. The Canadian dollar denominated securities, not actively traded, are valued using quoted rates for these and similar securities.

During the first quarter of 2018, the Company transferred certain accounts receivable balances that had a carrying value of approximately $3.0 million to an unrelated third party. The transfer was accounted for as a sale and the Company has no continuing involvement with the transferred assets. The Company received cash proceeds in connection with the sale of approximately $3.0 million, and as such, there was no gain or loss in connection with the transaction.

6. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at March 31, 2018 and December 31, 2017 (in thousands):

		Estimated Fair Value Measurements at March 31, 2018
	Carrying Value as of March 31, 2018	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$49,235	$49,235	$49,235	$—	$—
Restricted cash and investments	60,014	60,014	57,289	2,725	—
Liabilities:
Borrowings under senior credit facility	$1,122,155	$1,122,155	$—	$1,122,155	$—
5.875% Senior Notes due 2024	250,000	250,505	—	250,505	—
5.125% Senior Notes	300,000	297,888	—	297,888	—
5.875% Senior Notes due 2022	250,000	257,330	—	257,330	—
6.00% Senior Notes	350,000	344,467	—	344,467	—
Non-recourse debt	382,647	383,462	—	383,462	—

		Estimated Fair Value Measurements at December 31, 2017
	Carrying Value as of December 31, 2017	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$81,377	$81,377	$81,377	$—	$—
Restricted cash and investments	52,168	52,168	49,884	2,284	—
Liabilities:
Borrowings under senior credit facility	$1,064,599	$1,070,514	$—	$1,070,514	$—
5.875% Senior Notes due 2024	250,000	262,095	—	262,095	—
5.125% Senior Notes	300,000	303,918	—	303,918	—
5.875% Senior Notes due 2022	250,000	258,338	—	258,338	—
6.00% Senior Notes	350,000	362,835	—	362,835	—
Non-recourse debt	393,737	394,671	—	394,671	—

The fair values of the Company’s cash and cash equivalents, and restricted cash approximates the carrying values of these assets at March 31, 2018 and December 31, 2017. Restricted cash consists of money market funds, bank deposits, commercial paper and time deposits used for asset replacement funds and other funds contractually required to be maintained at the Company’s Australian subsidiary. The fair value of the money market funds and bank deposits is based on quoted market prices (Level 1) and the fair value of commercial paper and time deposits is based on market prices for similar instruments (Level 2).

The fair values of the Company’s 5.875% senior unsecured notes due 2022 (“5.875% Senior Notes due 2022”), 5.875% senior unsecured notes due 2024 (“5.875% Senior Notes due 2024”), 6.00% senior unsecured notes due 2026 (“6.00% Senior Notes”), and the 5.125% senior unsecured notes due 2023 (“5.125% Senior Notes”), although not actively traded, are based on published financial data for these instruments. The fair values of the Company’s non-recourse debt related to the Washington Economic Development Finance Authority (“WEDFA”) and the Company’s Australian subsidiary are estimated based on market prices of similar instruments. The fair value of borrowings under the senior credit facility is based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.

7. RESTRICTED CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2018	March 31, 2017
Cash and Cash Equivalents	$49,235	$434,559
Restricted cash and cash equivalents - current	56,888	16,839
Restricted cash and investments - non-current	24,394	21,678
Less Restricted investments - non-current	(21,268)	(17,720)

Total cash, cash equivalents and restricted cash and cash equivalents shown in the statement of cash flows	$109,249	$455,356

Amounts included in restricted cash and cash equivalents are attributable to certain contractual cash restriction requirements at the Company’s wholly owned Australian subsidiary related to non-recourse debt and asset replacement funds contractually required to be maintained and other guarantees. Restricted investments - non-current (included in Restricted Cash and Investments in the accompanying consolidated balance sheets) consists of the Company’s rabbi trust established for employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and is not considered to be a restricted cash equivalent. Refer to Note 5 - Financial Instruments.

8. SHAREHOLDERS’ EQUITY

The following table presents the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests (in thousands):

	Common shares		Additional Paid-In Capital	Earnings in Excess of Distributions	Accumulated Other Comprehensive Loss	Treasury shares		Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance, January 1, 2018	124,008	$1,240	$1,190,906	$31,541	$(24,446)	—	$—	$(322)	$1,198,919
Proceeds from exercise of stock options	15	1	260	—	—	—	—	—	261
Stock-based compensation expense	—	—	5,827	—	—	—	—	—	5,827
Restricted stock canceled	(9)	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	(58,319)	—	—	—	—	(58,319)
Shares withheld for net settlements of share-based awards	(169)	(2)	(4,355)	—	—	—	—	—	(4,357)
Issuance of common stock - ESPP	8	—	141	—	—	—	—	—	141
Repurchases of common stock	(1,848)		—			1,848	(40,182)	—	(40,182)
Net income (loss)	—	—	—	34,987	—	—	—	(67)	34,920
Other comprehensive income	—	—	—	—	1,354	—	—	8	1,362

Balance, March 31, 2018	122,005	$1,239	$1,192,779	$8,209	$(23,092)	1,848	$(40,182)	$(381)	$1,138,572

During the three months ended March 31, 2018, the Company withheld shares through net share settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees.

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

During the three months ended March 31, 2018 and the year ended December 31, 2017 GEO declared and paid the following regular cash distributions to its shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Aggregate Payment Amount (in millions)
February 6, 2017	February 17, 2017	February 27, 2017	$0.47	$52.5
April 25, 2017	May 9, 2017	May 19, 2017	$0.47	$58.4
July 10, 2017	July 21, 2017	July 28, 2017	$0.47	$58.3
October 12, 2017	October 23, 2017	October 30, 2017	$0.47	$58.3
February 5, 2018	February 16, 2018	February 27, 2018	$0.47	$58.3

Stock Buyback Program

On February 14, 2018, the Company announced that its Board of Directors authorized a stock buyback program authorizing the Company to repurchase up to a maximum of $200.0 million of its shares of common stock. The stock buyback program will be funded primarily with cash on hand, free cash flow and borrowings under the Company’s Revolver. The program shall be effective through October 20, 2020. The stock buyback program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission (“SEC”) requirements. The stock buyback program does not obligate the Company to purchase any specific amount of our common stock and may be suspended or extended at any time at the discretion of the Company’s Board of Directors. During the three months ended March 31, 2018, the Company purchased 1.8 million shares of its common stock at a cost of $40.2 million primarily purchased with proceeds from the Company’s Revolver. The Company believes it has the ability to continue to fund the stock buyback program, its debt service requirements and its maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

Prospectus Supplement

On October 20, 2017, the Company filed with the SEC an automatic shelf registration on Form S-3. Under this shelf registration, the Company may, from time to time, sell any combination of securities described in the prospectus in one or more offerings. Each time that the Company may sell securities, the Company will provide a prospectus supplement that will contain specific information about the terms of that offering and the securities being offered.

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

The components of accumulated other comprehensive income (loss) attributable to GEO within shareholders’ equity are as follows:

	Three Months Ended March 31, 2018 (In thousands)
	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc. (1)	Change in fair value of derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2018	$(7,470)	$(11,892)	$(5,084)	$(24,446)
Current-period other comprehensive income	513	736	105	1,354

Balance, March 31, 2018	$(6,957)	$(11,156)	$(4,979)	$(23,092)

(1)	The foreign currency translation related to noncontrolling interests was not significant at March 31, 2018 or December 31, 2017.

9. EQUITY INCENTIVE PLANS

The Board has adopted The GEO Group, Inc. 2018 Stock Incentive Plan (the “2018 Plan”), which was approved by the Company’s shareholders on April 24, 2018. The 2018 Plan replaced the 2014 Stock Incentive Plan (the “2014 Plan”). As of the date the 2018 Plan was adopted, it provided for a reserve of 4,600,000 shares of common stock that may be issued pursuant to awards granted under the 2018 Plan.

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each time based or performance based option awarded. There were no stock option awards granted during the three months ended March 31, 2018. A summary of the activity of stock option awards under Company plans is as follows for the three months ended March 31, 2018:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at January 1, 2018	1,230	$25.02	7.33	$3,117
Options granted	—	—
Options exercised	(15)	16.83
Options forfeited/canceled/expired	(22)	29.35

Options outstanding at March 31, 2018	1,193	$25.04	7.12	$1,381

Options vested and expected to vest at March 31, 2018	1,141	$24.89	7.06	$1,368

Options exercisable at March 31, 2018	755	$23.43	6.41	$1,259

For the three months ended March 31, 2018 and March 31, 2017, the amount of stock-based compensation expense related to stock options was $0.2 million and $0.7 million, respectively. As of March 31, 2018, the Company had $1.7 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.7 years.

Restricted Stock

Compensation expense for nonvested stock awards is recorded over the vesting period based on the fair value at the date of grant. Generally, the restricted stock awards vest in equal increments over either a three or four-year period. The fair value of restricted stock awards, which do not contain a market-based vesting condition, is determined using the closing price of the Company’s common stock on the date of grant. The Company has historically issued share-based awards with service-based, performance-based and market-based vesting criteria.

A summary of the activity of restricted stock outstanding is as follows for the three months ended March 31, 2018:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at January 1, 2018	1,770	$30.47
Granted	—	—
Vested	(562)	28.55
Forfeited/canceled	(9)	28.27

Restricted stock outstanding at March 31, 2018	1,199	$31.10

The Company did not grant any shares of restricted stock during the three months ended March 31, 2018.

For the three months ended March 31, 2018 and March 31, 2017, the Company recognized $5.6 million and $4.3 million, respectively, of compensation expense related to its restricted stock awards. As of March 31, 2018, the Company had $28.9 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 2.9 years.

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

The Plan is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Plan are made on the last day of each month. During the three months ended March 31, 2018, 6,867 shares of the Company’s common stock were issued in connection with the Plan.

10. EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing the net income from continuing operations attributable to The GEO Group, Inc. by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share were calculated for the three months ended March 31, 2018 and 2017 as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2018	March 31, 2017
Net income	$34,920	$40,366
Net loss attributable to noncontrolling interests	67	37

Net income attributable to The GEO Group, Inc.	34,987	40,403
Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	121,768	113,599

Per share amount	$0.29	$0.36

Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	121,768	113,599
Dilutive effect of equity incentive plans	536	879

Weighted average shares assuming dilution	122,304	114,478

Per share amount	$0.29	$0.35

Three Months

For the three months ended March 31, 2018, 759,382 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share (“EPS”) because the effect would be anti-dilutive. There were 757,401 common stock equivalents from restricted shares that were anti-dilutive.

For the three months ended March 31, 2017, 449,396 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 214,752 common stock equivalents from restricted shares that were anti-dilutive.

11. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

Australia - Ravenhall

The Company’s Australian subsidiary has entered into interest rate swap agreements to fix the interest rate on its variable rate non-recourse debt related to a prison project in Ravenhall, a locality near Melbourne, Australia to 4.2% during the project’s operating phase. The swaps’ notional amounts coincide with outstanding draws under the project. At March 31, 2018, the swaps had a notional amount of approximately AUD 466 million, or $358 million, based on exchange rates at March 31, 2018. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the non-recourse debt and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in the fair value of the interest rate swaps in accumulated other comprehensive income, net of applicable income taxes. Total unrealized gain recorded in other comprehensive income, net of tax, related to this cash flow hedge was $0.1 million during the three months ended March 31, 2018. The total fair value of the swap liability as of March 31, 2018 was $13.1 million and is recorded as a component of Other Non-Current liabilities within the accompanying consolidated balance sheet. There was no material ineffectiveness for the periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss).

12. DEBT

Debt outstanding as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Senior Credit Facility:
Term loan	$792,000	$794,000
Unamortized discount on term loan	(3,344)	(3,499)
Unamortized debt issuance costs on term loan	(7,273)	(7,612)
Revolver	330,155	270,559

Total Senior Credit Facility	$1,111,538	$1,053,448
6.00% Senior Notes:
Notes Due in 2026	350,000	350,000
Unamortized debt issuance costs	(5,203)	(5,325)

Total 6.00% Senior Notes Due in 2026	344,797	344,675
5.875% Senior Notes:
Notes Due in 2024	250,000	250,000
Unamortized debt issuance costs	(3,285)	(3,385)

Total 5.875% Senior Notes Due in 2024	246,715	246,615
5.125% Senior Notes:
Notes Due in 2023	300,000	300,000
Unamortized debt issuance costs	(4,030)	(4,184)

Total 5.125% Senior Notes Due in 2023	295,970	295,816
5.875% Senior Notes
Notes Due in 2022	250,000	250,000
Unamortized debt issuance costs	(3,066)	(3,241)

Total 5.875% Senior Notes Due in 2022	246,934	246,759

Non-Recourse Debt	382,891	394,008
Unamortized debt issuance costs on non-recourse debt	(7,974)	(9,322)
Unamortized discount on non-recourse debt	(244)	(271)

Total Non-Recourse Debt	374,673	384,415
Capital Lease Obligations	7,098	7,431
Other debt	2,606	2,728

Total debt	2,630,331	2,581,887
Current portion of capital lease obligations, long-term debt and non-recourse debt	(25,189)	(28,920)
Capital Lease Obligations, long-term portion	(5,698)	(6,059)
Non-Recourse Debt, long-term portion	(359,387)	(365,364)

Long-Term Debt	$2,240,057	$2,181,544

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

The Credit Agreement evidences a credit facility (the “Credit Facility”) consisting of an $800 million term loan (the “Term Loan”) bearing interest at LIBOR plus 2.25% (with a LIBOR floor of 0.75%), and a $900 million revolving credit facility (the “Revolver”) initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD275 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars under the Australian LC Facility. As of March 31, 2018, there were no letters of credit issued under the Australian LC Facility. Amounts to be borrowed by GEO under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The Term Loan component is scheduled to mature on March 23, 2024. The revolving credit commitment component is scheduled to mature on May 19, 2021. The Credit Agreement also has an accordion feature of $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

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

On August 18, 2016, the Company executed a Letter of Offer by and among GEO and HSBC Bank Australia Limited (the “Letter of Offer”) providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of approximately AUD100 million, or $77 million, based on exchange rates in effect as of March 31, 2018 (collectively, the “Bank Guarantee Facility”). The Bank Guarantee Facility allows GEO to provide letters of credit to assure performance of certain obligations of its wholly owned subsidiary relating to its prison project in Ravenhall, located near Melbourne, Australia. The Bank Guarantee Facility is unsecured. The issuance of letters of credit under the Bank Guarantee Facility is subject to the satisfaction of the conditions precedent specified in the Letter of Offer. Letters of credit issued under the bank guarantee lines are due on demand and letters of credit issued under the bank guarantee/standby sub-facility cannot have a duration exceeding twelve months. The Bank Guarantee Facility may be terminated by HSBC Bank Australia Limited on 90 days written notice. As of March 31, 2018, there was AUD100 million in letters of credit issued under the Bank Guarantee Facility.

As of March 31, 2018, the Company had approximately $792 million in aggregate borrowings outstanding under the Term Loan, approximately $330 million in borrowings under the Revolver, and approximately $70 million in letters of credit which left approximately $500 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of March 31, 2018 was 4.2%.

6.00% Senior Notes due 2026

Interest on the 6.00% Senior Notes due 2026 accrues at the stated rate. The Company pays interest semi-annually in arrears on April 15 and October 15 of each year. On or after April 15, 2019, the Company may, at its option, redeem all or part of the 6.00% Senior Notes due 2026 at the redemption prices set forth in the indenture governing the 6.00% Senior Notes due 2026. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors. Refer to Note 17 - Condensed Consolidating Financial Information.

5.875% Senior Notes due 2024

Interest on the 5.875% Senior Notes due 2024 accrues at the stated rate. The Company pays interest semi-annually in arrears on April 15 and October 15 of each year. On or after October 15, 2019, the Company may, at its option, redeem all or part of the 5.875% Senior Notes due 2024 at the redemption prices set forth in the indenture governing the 5.875% Senior Notes due 2024. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors. Refer to Note 17 - Condensed Consolidating Financial Information.

5.125% Senior Notes due 2023

Interest on the 5.125% Senior Notes due 2023 accrues at the stated rate. The Company pays interest semi-annually in arrears on April 1 and October 1 of each year. On or after April 1, 2018, the Company may, at its option, redeem all or part of the 5.125% Senior Notes at the redemption prices set forth in the indenture governing the 5.125% Senior Notes. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors. Refer to Note 17 - Condensed Consolidating Financial Information.

5.875% Senior Notes due 2022

Interest on the 5.875% Senior Notes due 2022 accrues at the stated rate. The Company pays interest semi-annually in arrears on January 15 and July 15 of each year. On or after January 15, 2017, the Company may, at its option, redeem all or part of the 5.875% Senior Notes due 2022 at the redemption prices set forth in the indenture governing the 5.875% Senior Notes due 2022. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors. Refer to Note 17 - Condensed Consolidating Financial Information.

Non-Recourse Debt

Northwest Detention Center

The remaining balance of the original debt service requirement under the $54.4 million note payable (“2011 Revenue Bonds”) to WEDFA will mature in October 2021 with fixed coupon rates of 5.25%, is $30.0 million, of which $7.0 million is classified as current in the accompanying consolidated balance sheet as of March 31, 2018. The payment of principal and interest on the 2011 Revenue Bonds issued by WEDFA is non-recourse to GEO.

As of March 31, 2018, included in current restricted cash and cash equivalents is $7.9 million of funds held in trust for debt service and other reserves with respect to the above mentioned note payable to WEDFA.

Australia - Ravenhall

In connection with a design and build prison project agreement with the State, the Company entered into a syndicated facility agreement (the “Construction Facility”) with National Australia Bank Limited to provide debt financing for construction of the project. The Construction Facility provided for non-recourse funding up to AUD 791.0 million, or approximately $607.9 million, based on exchange rates as of March 31, 2018. Construction draws were funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility is through October 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. The project was developed under a public-private partnership financing structure with a capital contribution from the Company, which was made in January 2017, of approximately AUD115 million, or $88.4 million, based on exchange rates as of March 31, 2018. After October 2019, the Construction Facility will be converted to a term loan with payments due quarterly beginning in 2019 through 2041. In accordance with the terms of the Construction Facility, upon completion and commercial acceptance of the prison in fourth quarter 2017, in accordance with the prison contract, the State made a lump sum payment of AUD310 million, or approximately $238 million, based on exchange rates as of March 31, 2018, towards a portion of the outstanding principal. The remaining outstanding principal balance will be repaid over the term of the operating agreement. As of March 31, 2018, approximately $353 million was outstanding under the Construction Facility. The Company also entered into interest rate swap and interest rate cap agreements related to its non-recourse debt in connection with the project. Refer to Note 11 - Derivative Financial Instruments.

Guarantees

Australia

The Company has entered into certain guarantees in connection with the financing and construction performance of a facility in Australia. The obligations amounted to approximately AUD 100.0 million, or approximately $77 million, based on exchange rates as of March 31, 2018. These guarantees are secured by outstanding letters of credit under the Company’s Revolver as of March 31, 2018.

At March 31, 2018, the Company also had ten other letters of credit outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $15.6 million.

South Africa

In connection with the creation of South African Custodial Services Pty. Limited (“SACS”), the Company entered into certain guarantees related to the financing, construction and operation of the prison. As of March 31, 2018, the Company guaranteed obligations amounting to 2.4 million South African Rand, or $0.2 million based on exchange rates as of March 31, 2018. In the event SACS is unable to maintain the required funding in a rectification account maintained for the payment of certain costs in the event of contract termination, a previously existing guarantee by the Company for the shortfall will need to be re-instated. The remaining guarantee of 2.4 million South African Rand is secured by outstanding letters of credit under the Company’s Revolver as of March 31, 2018.

In addition to the above, the Company has also agreed to provide a loan, if required, of up to 20 million South African Rand, or $1.7 million based on exchange rates as of March 31, 2018, referred to as the Shareholder’s Loan, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the standby facility, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Shareholder’s Loan expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. SACS’ ability to draw on the Shareholder’s Loan is limited to certain circumstances, including termination of the contract.

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

United Kingdom

In connection with the creation of GEOAmey, the Company and its joint venture partner guarantee the availability of working capital in equal proportion to ensure that GEOAmey can comply with current and future contractual commitments related to the performance of its operations. The Company and the 50% joint venture partner have each extended a £12 million line of credit, or $16.9 million, based on exchange rates as of March 31, 2018, of which £1.3 million, or $1.8 million, based on exchange rates as of March 31, 2018, was outstanding as of March 31, 2018 to each joint venture partner. The Company’s maximum exposure relative to the joint venture is its note receivable of approximately $1.8 million, which is included in Other Non-Current Assets in the accompanying consolidated balance sheets, and future financial support necessary to guarantee performance under the contract.

Except as discussed above, the Company does not have any off balance sheet arrangements.

13. COMMITMENTS, CONTINGENCIES AND OTHER

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

On October 22, 2014, former civil immigration detainees at the Aurora Immigration Detention Center filed a class action lawsuit against the Company in the United States District Court for the District of Colorado (the “Court”). The complaint alleges that the Company was in violation of the Colorado Minimum Wages of Workers Act and the federal Trafficking Victims Protection Act (“TVPA”). The plaintiff class claims that the Company was unjustly enriched as a result of the level of payment the detainees received for work performed at the facility, even though the voluntary work program as well as the wage rates and standards associated with the program that are at issue in the case are authorized by the Federal government under guidelines approved by the United States Congress. In February 2017, the Court granted the plaintiff-class’ motion for class certification which the Company appealed to the 10th Circuit Court of Appeals. On February 9, 2018, a three-judge panel of the appellate court affirmed the class-certification order. The Company is seeking a rehearing en banc of the panel decision. The plaintiff class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the Court may deem proper. Since the Colorado suit was initially filed, three similar lawsuits have been filed - two in Washington and one in California. In Washington, one of the two lawsuits was filed on September 9, 2017 by immigration detainees against the Company in the United States District Court for the Western District of Washington. The second of the two lawsuits was filed on September 20, 2017 by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County. On October 9, 2017, the Company removed the lawsuit to the United States District Court for the Western District of Washington. In California, a class-action lawsuit was filed on December 19, 2017 by immigration detainees against the Company in the United States District Court Eastern Division of the Central

District of California. All lawsuits allege violations of the respective state’s minimum wage laws. However, only the California lawsuit, similar to the Colorado class-action, also includes claims based on violating the federal TVPA. The Company intends to take all necessary steps to vigorously defend itself and has consistently refuted the allegations and claims in these lawsuits. The Company has not recorded an accrual relating to these matters at this time, as a loss is not considered probable nor reasonably estimable at this stage of the lawsuit.

The nature of the Company’s business exposes it to various types of third-party legal claims or litigation against the Company, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, product liability claims, intellectual property infringement claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, indemnification claims by its customers and other third parties, contractual claims and claims for personal injury or other damages resulting from contact with the Company’s facilities, programs, electronic monitoring products, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. The Company does not expect the outcome of any pending claims or legal proceedings to have a material adverse effect on its financial condition, results of operations or cash flows. However, the results of these claims or proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these claims or proceedings could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing capital projects will be approximately $239.5 million of which $129.7 million was spent through the first three months of 2018. The Company estimates the remaining capital requirements related to these capital projects will be $109.8 million which will be spent through 2019.

Idle Facilities

As of March 31, 2018, the Company is marketing approximately 5,400 vacant beds at five of its idle facilities to potential customers. The carrying values of these idle facilities, which are included in Property and Equipment, Net in the accompanying consolidated balance sheets, totaled $138.5 million as of March 31, 2018, excluding equipment and other assets that can be easily transferred for use at other facilities. There was no indication of impairment related to the Company’s idle facilities at March 31, 2018.

14. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the U.S. Corrections & Detention segment; the GEO Care segment; the International Services segment; and the Facility Construction & Design segment. The Company’s segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenues:
U.S. Corrections & Detention	$358,681	$347,931
GEO Care	140,078	103,766
International Services	66,158	41,692
Facility Construction & Design [1]	—	57,225

Total revenues	$564,917	$550,614

Operating income (loss) from segments:
U.S. Corrections & Detention	$69,188	$74,896
GEO Care	31,692	28,826
International Services	5,402	2,886
Facility Construction & Design [1]	—	350

Operating income from segments	$106,282	$106,958

[1]	Facility Construction & Design activity related to the Company’s Ravenhall prison project which was completed during fourth quarter 2017.

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Total operating income from segments	$106,282	$106,958
Unallocated amounts:
General and Administrative Expenses	(41,832)	(42,586)
Net Interest Expense	(26,770)	(23,023)

Income before income taxes and equity in earnings of affiliates	$37,680	$41,349

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

The Company has recorded $1.6 million and $1.1 million in earnings, net of tax, for SACS operations during the three months ended March 31, 2018, and 2017, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of March 31, 2018 and December 31, 2017, the Company’s investment in SACS was $19.9 million and $18.1 million, respectively, and represents its share of cumulative reported earnings.

The Company has recorded $0.4 million and $0.3 million in earnings, net of tax, for GEO Amey’s operations during the three months ended March 31, 2018 and 2017, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of March 31, 2018 and December 31, 2017, the Company’s investment in GEOAmey was $3.3 million and $2.7 million, respectively, and represents its share of cumulative reported earnings.

15. BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$32,820	$28,624
Service cost	300	1,001
Interest cost	310	1,228
Actuarial loss	—	2,474
Benefits paid	(82)	(507)

Projected benefit obligation, end of period	$33,348	$32,820

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	82	507
Benefits paid	(82)	(507)

Plan assets at fair value, end of period	$—	$—

Unfunded Status of the Plan	$(33,348)	$(32,820)

	Three Months Ended
	March 31, 2018	March 31, 2017
Components of Net Periodic Benefit Cost
Service cost	$300	$250
Interest cost	310	307
Net loss	133	73

Net periodic pension cost	$743	$630

The long-term portion of the pension liability as of March 31, 2018 and December 31, 2017 was $32.2 million and $28.3 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

16. RECENT ACCOUNTING PRONOUNCEMENTS

The Company implemented the following accounting standards during the three months ended March 31, 2018:

In May 2014, the Financial Accounting Standards Board (“FASB”), issued a new standard related to revenue recognition (ASU 2014-09, “Revenue from Contracts with Customers”.) Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective transition method). The new standard became effective for the Company beginning on January 1, 2018 and the Company used the modified retrospective transition method to implement this standard. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows. Disclosures related to the nature, amount and timing of revenue and cash flows arising from contracts with customers are included in Note 2 - Revenue Recognition.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows,” which clarified the presentation and classification in the statement of cash flows for eight specific cash flow issues with the objective of reducing diversity in practice. These cash flow issues include debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies), distributions received from equity method investees, beneficial interests in securitization transactions and also addresses separately identified cash flows and the application of the predominance principle. The amendments in ASU No. 2016-15 became effective for the Company on January 1, 2018. The Company elected to apply the cumulative earnings approach to classify distributions received from its equity method investees and determined that the distributions are a return on investment and are therefore classified as cash inflows from operating activities. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory,” as a part of its simplification initiative. The amendments in this standard require entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Under prior generally accepted accounting principles, the recognition of current and deferred income taxes for an intra-entity asset transfer was prohibited until the asset has been sold to an outside party. The new standard became effective for the Company on January 1, 2018. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the adoption period. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows - Restricted Cash,” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard became effective for the Company on January 1, 2018 and was applied using a retrospective transition method to each period presented. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows. As a result of the adoption of this standard, the Consolidated Statement of Cash Flows for the three months ended March 31, 2017 has been retrospectively adjusted. Refer to Note 7 - Restricted Cash and Cash Equivalents for additional disclosures required under the standard.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations,” which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update provides a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in this update became effective for the Company on January 1, 2018. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2017, the FASB issued ASU No. 2017-07 “Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. This guidance revises how employers that sponsor defined benefit pension and other postretirement plans present the net periodic benefit cost in their income statement and requires that the service cost component of net periodic benefit cost be presented in the same income statement line items as other employee compensation costs from services rendered during the period. Of the components of net periodic benefit cost, only the service cost component will be eligible for asset capitalization. The other components of the net periodic benefit cost must be presented separately from the line items that include the service cost and outside of any subtotal of operating income on the income statement. The new standard became effective for the Company on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2017, the FASB issued ASU No. 2017-10 “Service Concession Arrangements - Determining the Customer of the Operation Services”. The objective of this guidance is to reduce diversity in practice and provide clarification on how an operating entity determines the customer of the operation services for transactions within the scope of Topic 853, Service Concessions Arrangements. The amendments in this update clarify that the grantor is the customer of the operation services in all cases for such arrangements. The new standard was effective for the Company beginning on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2017, the FASB issued ASU No. 2017-09 “Compensation - Stock Compensation”. The objective of this guidance is to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying modification accounting for changes in the terms or conditions of share-based payment awards. An entity should account for the effects of a modification unless all of the following factors are met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the award is modified; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The new standard became effective for the Company on January 1, 2018. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

The following accounting standards will be adopted in future periods:

In February 2018, the FASB issued ASU No. 2018-02 “Income Statement - Reporting Comprehensive Income - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this update allow an entity to elect to reclassify the income tax effects resulting from the Tax Cuts and Jobs Act on items within accumulated other comprehensive income to retained earnings. The new standard is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating whether or not the Company will make such an election and whether or not the new standard would have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2017, the FASB issued ASU No. 2017-12 “Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities”. The objective of this guidance is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. Certain of the amendments in this update as they relate to cash flow hedges, eliminate the requirement to separately record hedge ineffectiveness currently in earnings. Instead, the entire change in the fair value of the hedging instrument is recorded in other comprehensive income. Those amounts are reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings. The new standard is effective for the Company beginning January 1, 2019. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2016, FASB issued ASU 2016-02, “Leases,” which requires entities to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. For finance leases and operating leases, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term with each initially measured at the present value of the lease payments. The FASB has recently issued several amendments to the standard, including accounting for land easements. The amendments in ASU 2016-02 are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company has implemented a lease management software application tool and is currently assessing the impact that the adoption of ASU 2016-02 will have on its consolidated financial position or results of operations, but expects that it will result in a significant increase in its long-term assets and liabilities given the significant number of leases as disclosed in Note 17 - Commitments and Contingencies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on the Company’s results of operations or financial position.

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of March 31, 2018, the Company’s 6.00% Senior Notes, 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 were fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”). The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2018
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$195,630	$458,728	$68,806	$(158,247)	$564,917
Operating expenses	151,822	377,966	55,168	(158,247)	426,709
Depreciation and amortization	6,460	24,443	1,023	—	31,926
General and administrative expenses	14,341	22,447	5,044	—	41,832

Operating income	23,007	33,872	7,571	—	64,450
Interest income	4,177	1,417	9,384	(5,879)	9,099
Interest expense	(18,622)	(14,460)	(8,666)	5,879	(35,869)

Income before income taxes and equity in earnings of affiliates	8,562	20,829	8,289	—	37,680
Income tax provision	177	2,300	2,278	—	4,755
Equity in earnings of affiliates, net of income tax provision	—	—	1,995	—	1,995

Income before equity in income of consolidated subsidiaries	8,385	18,529	8,006	—	34,920
Income from consolidated subsidiaries, net of income tax provision	26,535	—	—	(26,535)	—

Net income	34,920	18,529	8,006	(26,535)	34,920
Net loss attributable to noncontrolling interests	—	—	67	—	67

Net income attributable to The GEO Group, Inc.	$34,920	$18,529	$8,073	$(26,535)	$34,987

Net income	$34,920	$18,529	$8,006	$(26,535)	$34,920
Other comprehensive income, net of tax	—	105	1,257	—	1,362

Total comprehensive income	$34,920	$18,634	$9,263	$(26,535)	$36,282
Comprehensive loss attributable to noncontrolling interests	—	—	59	—	59

Comprehensive income attributable to The GEO Group, Inc.	$34,920	$18,634	$9,322	$(26,535)	$36,341

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

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

	As of March 31, 2018
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$10,396	$13,307	$25,532	$—	$49,235
Restricted cash and cash equivalents	6,422	—	50,466	—	56,888
Accounts receivable, less allowance for doubtful accounts	136,290	208,114	40,233	—	384,637
Contract receivable, current portion	—	—	14,285	—	14,285
Prepaid expenses and other current assets	2,036	19,830	9,311	—	31,177

Total current assets	155,144	241,251	139,827	—	536,222

Restricted Cash and Investments	—	21,669	2,725	—	24,394
Property and Equipment, Net	803,053	1,208,315	90,643	—	2,102,011
Non-Current Contract Receivable	—	—	407,938	—	407,938
Intercompany Receivable	988,910	120,288	26,598	(1,135,796)	—
Non-Current Deferred Income Tax Assets	863	23,913	1,501	—	26,277
Goodwill	—	775,955	440	—	776,395
Intangible Assets, Net	—	248,469	847	—	249,316
Investment in Subsidiaries	1,514,148	458,228	2,190	(1,974,566)	—
Other Non-Current Assets	10,237	112,458	27,289	(79,228)	70,756

Total Assets	$3,472,355	$3,210,546	$699,998	$(3,189,590)	$4,193,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$14,592	$63,564	$6,154	$—	$84,310
Accrued payroll and related taxes	—	38,308	19,610	—	57,918
Accrued expenses and other current liabilities	46,744	106,129	28,262	—	181,135
Current portion of capital lease obligations, long-term debt and non-recourse debt	8,000	1,902	15,287	—	25,189

Total current liabilities	69,336	209,903	69,313	—	348,552

Non-Current Deferred Income Tax Liabilities	—	—	8,757	—	8,757
Intercompany Payable	111,828	988,221	35,747	(1,135,796)	—
Other Non-Current Liabilities	1,336	156,465	13,713	(79,228)	92,286
Capital Lease Obligations	—	5,698	—	—	5,698
Long-Term Debt	2,150,902	—	89,155	—	2,240,057
Non-Recourse Debt	—	—	359,387	—	359,387
Commitments & Contingencies and Other
Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,138,953	1,850,259	124,307	(1,974,566)	1,138,953
Noncontrolling Interests	—	—	(381)	—	(381)

Total Shareholders’ Equity	1,138,953	1,850,259	123,926	(1,974,566)	1,138,572

Total Liabilities and Shareholders’ Equity	$3,472,355	$3,210,546	$699,998	$(3,189,590)	$4,193,309

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

	As of December 31, 2017
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$54,666	$—	$26,711	$—	$81,377
Restricted cash and cash equivalents	—	—	44,932	—	44,932
Accounts receivable, less allowance for doubtful accounts	130,354	225,029	34,533	—	389,916
Contract receivable, current portion	—	—	18,142	—	18,142
Prepaid expenses and other current assets	2,589	24,163	18,590	—	45,342

Total current assets	187,609	249,192	142,908	—	579,709

Restricted Cash and Investments	—	25,715	2,284	—	27,999
Property and Equipment, Net	777,404	1,209,816	90,903	—	2,078,123
Assets Held for Sale	—	3,915	—	—	3,915
Non-Current Contract Receivable	—	—	404,309		404,309
Intercompany Receivable	1,130,189	88,534	28,218	(1,246,941)	—
Non-Current Deferred Income Tax Assets	863	23,913	1,501	—	26,277
Goodwill	—	778,504	447	—	778,951
Intangible Assets, Net	—	254,531	808	—	255,339
Investment in Subsidiaries	1,336,665	456,076	2,190	(1,794,931)	—
Other Non-Current Assets	11,141	115,330	25,210	(79,395)	72,286

Total Assets	$3,443,871	$3,205,526	$698,778	$(3,121,267)	$4,226,908

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$20,643	$65,475	$6,469	$—	$92,587
Accrued payroll and related taxes	—	51,780	19,952	—	71,732
Accrued expenses and other current liabilities	40,344	115,636	20,344	—	176,324
Current portion of capital lease obligations, long-term debt and non-recourse debt	8,000	1,870	19,050	—	28,920

Total current liabilities	68,987	234,761	65,815	—	369,563

Non-Current Deferred Income Tax Liabilities	—	—	8,757	—	8,757
Intercompany Payable	79,984	1,129,590	37,367	(1,246,941)	—
Other Non-Current Liabilities	4,674	157,200	14,223	(79,395)	96,702
Capital Lease Obligations	—	6,059	—	—	6,059
Long-Term Debt	2,090,985	—	90,559	—	2,181,544
Non-Recourse Debt	—	—	365,364	—	365,364
Commitments & Contingencies and Other
Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,199,241	1,677,916	117,015	(1,794,931)	1,199,241
Noncontrolling Interests	—	—	(322)	—	(322)

Total Shareholders’ Equity	1,199,241	1,677,916	116,693	(1,794,931)	1,198,919

Total Liabilities and Shareholders’ Equity	$3,443,871	$3,205,526	$698,778	$(3,121,267)	$4,226,908

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2018
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$39,888	$17,614	$7,599	$65,101

Cash Flow from Investing Activities:
Proceeds from sale of assets held for sale		3,797		3,797
Insurance proceeds - damaged property	—	4,504	—	4,504
Change in restricted investments	—	(505)	—	(505)
Capital expenditures	(34,360)	(16,654)	(1,133)	(52,147)

Net cash used in investing activities	(34,360)	(8,858)	(1,133)	(44,351)

Cash Flow from Financing Activities:
Proceeds from long-term debt	102,000	—	—	102,000
Payments on long-term debt	(43,000)	—	—	(43,000)
Payments on non-recourse debt	—	—	(5,600)	(5,600)
Taxes paid related to net share settlements of equity awards	(4,356)	—	—	(4,356)
Payment for repurchases of common stock	(40,182)	—	—	(40,182)
Proceeds from issuance of common stock in connection with ESPP	140	—	—	140
Proceeds from stock options exercised	260	—	—	260
Dividends paid	(58,238)		—	(58,238)

Net cash used in financing activities	(43,376)	—	(5,600)	(48,976)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	—	—	3,930	3,930

Net (Decrease) Increase in Cash. Cash Equivalents and Restricted Cash and Cash Equivalents	(37,848)	8,756	4,796	(24,296)
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	54,666	4,952	73,927	133,545

Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$16,818	$13,708	$78,723	$109,249

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2017
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by (used in) operating activities	$(22,988)	$35,079	$35,791	$47,882

Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	689	—	—	689
Change in restricted investments	—	(2,058)	—	(2,058)
Capital expenditures	(5,404)	(27,062)	(1,955)	(34,421)

Cash used in by investing activities	(4,715)	(29,120)	(1,955)	(35,790)

Net cash used in investing activities
Cash Flow from Financing Activities:
Proceeds from long-term debt	1,083,148	—	—	1,083,148
Taxes paid related to net share settlements of equity awards	(3,434)	—	—	(3,434)
Payments on long-term debt	(918,500)	—	—	(918,500)
Payments on non-recourse debt	—	—	(67,171)	(67,171)
Proceeds from stock options exercised	3,882	—	—	3,882
Proceeds from non-recourse debt	—	—	36,020	36,020
Proceeds from issuance of common stock in connection with ESPP	—		122	122
Dividends paid	(52,504)		—	(52,504)
Issuance of common stock under prospectus supplement	276,036	—	—	276,036
Debt issuance costs	(6,992)	—	(379)	(7,371)

Net cash provided by (used in) financing activities	381,636	—	(31,408)	350,228

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	—	—	2,679	2,679

Net Increase in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	353,933	5,959	5,107	364,999
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	45,736	4,922	39,699	90,357

Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$399,669	$10,881	$44,806	$455,356

18. SUBSEQUENT EVENTS

Dividend

On April 11, 2018, the Board of Directors declared a quarterly cash dividend of $0.47 per share of common stock which will be paid on May 3, 2018 to shareholders of record as of the close of business on April 23, 2018.

Options and Restricted Stock Awards

On February 12, 2018, the Compensation Committee of the Board of Directors resolved to grant approximately 562,000 options and 914,000 shares of restricted stock to certain employees of the Company, subject to shareholder approval, effective April 24, 2018. Of the total shares of restricted stock granted, 352,500 are performance-based awards which vest subject to the achievement of certain total shareholder return and return on capital employed metrics over a three year period.

Credit Agreement

On April 30, 2018, the Company executed an amendment to its third amended and restated credit agreement by and among The GEO Group, Inc. and GEO Corrections Holdings, Inc., BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become a party thereto. As a result of the amendment, the refinancing lenders will make new terms loans for the purposes of refinancing all of the outstanding term loans under the Company’s existing Credit Agreement. The amendment refinances GEO’s prior Term Loan’s interest rate from LIBOR plus 2.25% to LIBOR plus 2.00%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	our ability to fulfill our debt service obligations and its impact on our liquidity;

•	our ability to estimate the government’s level of utilization of public-private partnerships for correctional services and the impact of any modifications or reductions by our government customers of their utilization of public-private partnerships;

•	our ability to accurately project the size and growth of public-private partnerships for correctional services in the U.S. and internationally and our ability to capitalize on opportunities for public-private partnerships;

•	our ability to successfully respond to any challenges or concerns that our government customers may raise regarding their use of public-private partnerships for correctional services;

•	our ability to successfully respond to delays encountered by states pursuing public-private partnerships for correctional services and cost savings initiatives implemented by a number of states;

•	our ability to activate the inactive beds at our idle facilities;

•	our ability to maintain or increase occupancy rates at our facilities;

•	our ability to expand, diversify and grow our correctional, detention, reentry, community-based services, youth services, monitoring services, evidence-based supervision and treatment programs and secure transportation services businesses;

•	our ability to win management contracts for which we have submitted proposals, retain existing management contracts and meet any performance standards required by such management contracts;

•	our ability to control operating costs associated with contract start-ups;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to develop long-term earnings visibility;

•	our ability to identify suitable acquisitions, and to successfully complete and integrate such acquisitions on satisfactory terms, and estimate the synergies to be achieved as a result of such acquisitions;

•	our exposure to the impairment of goodwill and other intangible assets as a result of our acquisitions;

•	our ability to successfully conduct our operations in the United Kingdom, South Africa and Australia through joint ventures or a consortium;

•	our ability to obtain future financing on satisfactory terms or at all, including our ability to secure the funding we need to complete ongoing capital projects;

•	our exposure to political and economic instability and other risks impacting our international operations;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;

•	our exposure to risks impacting our information systems, including those that may cause an interruption, delay or failure in the provision of our services;

•	our exposure to rising general insurance costs;

•	an increase in unreimbursed labor rates;

•	our exposure to federal, state and foreign income tax law changes, including changes to the REIT provisions and the recently enacted Tax Cuts and Jobs Act and our exposure as a result of federal, state and international examinations of our tax returns or tax positions;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising employee and inmate medical costs;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us and continue to operate under our existing agreements and/or renew our existing agreements;

•	our ability to pay quarterly dividends consistent with our requirements as a REIT, and expectations as to timing and amounts;

•	our ability to remain qualified for taxation as a real estate investment trust, or REIT;

•	our ability to comply with government regulations and applicable contractual requirements;

•	our ability to acquire, protect or maintain our intellectual property;

•	the risk that a number of factors could adversely affect the market price of our common stock;

•	our ability to fully implement our stock buyback program and the timing and amounts of any future stock repurchases; and

•	other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2017 and our Current Reports on Form 8-K filed with the SEC.

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q.

Introduction

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described above under “Forward-Looking Information”, those described below under “Part II - Item 1A. Risk Factors” and under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. The discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

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

At March 31, 2018, our worldwide operations include the management and/or ownership of approximately 96,000 beds at 141 correctional, detention and reentry facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 192,000 offenders and pre-trial defendants, including approximately 100,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

For the three months ended March 31, 2018 and March 31, 2017, we had consolidated revenues of $564.9 million and $550.6 million, respectively. We maintained an average company wide facility occupancy rate of 91.5% including 88,345 active beds and excluding 7,846 idle beds which includes those being marketed to potential customers and beds under development for the three months ended March 31, 2018, and 93.7% including 82,897 active beds and excluding 4,808 idle beds (including those being marketed to potential customers) and beds under development for the three months ended March 31, 2017.

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

During the three months ended March 31, 2018 and the year ended December 31, 2017, respectively, we declared and paid the following regular cash distributions to our shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Aggregate Payment Amount (in millions)
February 6, 2017	February 17, 2017	February 27, 2017	$0.47	$52.5
April 25, 2017	May 9, 2017	May 19, 2017	$0.47	$58.4
July 10, 2017	July 21, 2017	July 28, 2017	$0.47	$58.3
October 12, 2017	October 23, 2017	October 30, 2017	$0.47	$58.3
February 5, 2018	February 16, 2018	February 27, 2018	$0.47	$58.3

On April 11, 2018, the Board declared a quarterly cash dividend of $0.47 per share of common stock which will be paid on May 3, 2018 to shareholders of record as of the close of business on April 23, 2018.

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 26, 2018, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the fiscal year ended December 31, 2017.

Fiscal 2018 Developments

Stock Buyback Program

On February 14, 2018, we announced that our Board of Directors authorized a stock buyback program authorizing us to repurchase up to a maximum of $200.0 million of our shares of common stock. The stock buyback program will be funded primarily with cash on hand, free cash flow and borrowings under our Revolver. The program shall be effective through October 20, 2020. The stock buyback program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission requirements. The stock buyback program does not obligate us to purchase any specific amount of our common stock and may be suspended or extended at any time at the discretion of our Board of Directors. During the three months ended March 31, 2018, we purchased 1.8 million shares of our common stock at a cost of $40.2 million primarily purchased with proceeds from our Revolver. We believe that we have the ability to continue to fund the stock buyback program, our debt service requirements and our maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

Contract Awards/Terminations

On March 29, 2018, we announced that our transportation joint venture in the United Kingdom, GEO Amey, has signed a contract with Scottish Prison Service for the provision of court custody and prisoner escort services in Scotland. The contract will have a base term of eight years effective January 26, 2019 with a renewal option of four years and is expected to have an average annual revenue of approximately $39 million.

With respect to the Parklea Center in Australia, we were unfortunately unsuccessful during the current competitive rebid process and will be transitioning the management contract in March 2019.

Idle Facilities

As of March 31, 2018, we are marketing approximately 5,400 vacant beds at five of our idle facilities to potential customers. The carrying values of these idle facilities totaled approximately $138.5 million as of March 31, 2018, excluding equipment and other assets that can be easily transferred for use at other facilities.

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

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2018, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of First Quarter 2018 and First Quarter 2017

Revenues

	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$358,681	63.5%	$347,931	63.2%	$10,750	3.1%
GEO Care	140,078	24.8%	103,766	18.8%	36,312	35.0%
International Services	66,158	11.7%	41,692	7.6%	24,466	58.7%
Facility Construction & Design	—	—%	57,225	10.4%	(57,225)	(100.0)%

Total	$564,917	100.0%	$550,614	100.0%	$14,303	2.6%

U.S. Corrections & Detention

Revenues increased in First Quarter 2018 compared to First Quarter 2017 primarily due to aggregate increases of $18.0 million primarily due to our acquisition of CEC on April 5, 2017. Refer to Note 3 - Business Combinations of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion on our acquisition of CEC. These increases were partially offset by net decreases of $7.3 million at certain of our facilities due to aggregate net decreases in population, transportation services and/or rates and contract terminations.

The number of compensated mandays in U.S. Corrections & Detention facilities was approximately 5.6 million in First Quarter 2018 and 5.4 million in First Quarter 2017. We experienced an aggregate net increase of approximately 200,000 mandays as a result of our acquisition of CEC discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Corrections & Detention facilities was 94.0% of capacity in the First Quarter 2018 and First Quarter 2017, excluding idle facilities.

GEO Care

Revenues increased in First Quarter 2018 compared to First Quarter 2017 primarily due to aggregate increases of $39.3 million from our acquisition of CEC on April 5, 2017. We also experienced increases of $1.8 million primarily due to increases in average client and participant counts under our ISAP and electronic monitoring services. These increases were partially offset by $4.8 million related to net decreases in census levels at certain of our community-based and reentry centers as well as contract terminations.

International Services

Revenues for International Services in First Quarter 2018 compared to First Quarter 2017 increased by $24.5 million. We experienced a net increase of $21.7 million in performance which was primarily attributable to our Australian subsidiary’s Ravenhall Prison Project which began operations during the fourth quarter of 2017. Additionally, we had an increase due to foreign exchange rate fluctuations of $2.8 million resulting from the weakening of the U.S. dollar against certain international currencies.

Facility Construction & Design

Revenues for our Facility Construction & Design services during First Quarter 2017 relate to the design and construction activity for our Ravenhall Prison Contract with the Department of Justice in the State of Victoria, Australia which was completed during the fourth quarter of 2017.

Operating Expenses

	2018	% of Segment Revenues	2017	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$270,448	75.4%	$255,037	73.3%	$15,411	6.0%
GEO Care	96,076	68.6%	64,487	62.1%	31,589	49.0%
International Services	60,185	91.0%	38,308	91.9%	21,877	57.1%
Facility Construction & Design	—	—%	56,875	99.4%	(56,875)	(100.0)%

Total	$426,709	75.5%	$414,707	75.3%	$12,002	2.9%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and community-based facilities.

U.S. Corrections & Detention

Operating expenses for U.S. Corrections & Detention increased by $15.4 million in First Quarter 2018 compared to First Quarter 2017. The increase was primarily due to our acquisition of CEC on April 5, 2017. Operating expenses as a percentage of revenues have increased during First Quarter 2018 which is primarily related to our acquisition of CEC. As we continue to integrate CEC into our operations, we expect to realize cost savings and other synergies in line with our other U.S. corrections and detention centers.

GEO Care

Operating expenses for GEO Care increased by $31.6 million during First Quarter 2018 from First Quarter 2017 primarily due to our acquisition of CEC on April 5, 2017. We also experienced net increases of $1.1 million due to increases in average client and participant counts under our ISAP and electronic monitoring services and program growth at our community-based and reentry centers. Operating expenses as a percentage of revenues have increased during First Quarter 2018 which is primarily related to our acquisition of CEC. As we continue to integrate CEC into our operations, we expect to realize cost savings and other synergies in line with our other community-based and reentry centers.

International Services

Operating expenses for International Services in First Quarter 2018 compared to First Quarter 2017 increased by $21.9 million. We experienced a net increase of $19.3 million primarily attributable to our Australian subsidiary’s Ravenhall Prison Project which began operations during the fourth quarter of 2017. Additionally, we had an increase due to foreign exchange rate fluctuations of $2.6 million resulting from the weakening of the U.S. dollar against certain international currencies.

Facility Construction & Design

Operating expenses for our Facility Construction & Design services during First Quarter 2017 relate to the design and construction activity for our Ravenhall Prison Contract with the Department of Justice in the State of Victoria, Australia which was completed during the fourth quarter of 2017.

Depreciation and Amortization

	2018	% of Segment Revenue	2017	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$19,045	5.3%	$17,998	5.2%	$1,047	5.8%
GEO Care	12,310	8.8%	10,453	10.1%	1,857	17.8%
International Services	571	0.9%	498	1.2%	73	14.7%

Total	$31,926	5.7%	$28,949	5.3%	$2,977	10.3%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense increased slightly in First Quarter 2018 compared to First Quarter 2017 primarily due to renovations made at several of our facilities and new facilities and intangible assets acquired in our acquisition of CEC on April 5, 2017.

GEO Care

GEO Care depreciation and amortization expense increased in First Quarter 2018 compared to First Quarter 2017 primarily due to new facilities and intangible assets acquired in our acquisition of CEC on April 5, 2017.

International Services

Depreciation and amortization expense remained relatively consistent in First Quarter 2018 compared to First Quarter 2017 as a result of certain assets becoming fully depreciated and there were no significant additions or renovations during 2017 or 2018 at our international subsidiaries.

Other Unallocated Operating Expenses

	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$41,832	7.4%	$42,586	7.7%	$(754)	(1.8)%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses decreased slightly in First Quarter 2018 compared to First Quarter 2017. The decrease is primarily due to the timing of the issuance of stock based compensation awards. In 2017, the Company granted stock based compensation awards to certain of its employees in March, in 2018 similar awards were not granted until April.

Non Operating Expenses

Interest Income and Interest Expense

	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$9,099	1.6%	$11,977	2.2%	$(2,878)	(24.0)%
Interest Expense	$35,869	6.3%	$35,000	6.4%	$869	2.5%

Interest income decreased in the First Quarter 2018 compared to First Quarter 2017 primarily due to a lower balance on our contract receivable related to our prison project in Ravenhall, Australia. When the facility was completed during the fourth quarter 2017, the State of Victoria made a principal payment towards the balance of approximately $242 million.

Interest expense increased slightly in First Quarter 2018 compared to First Quarter 2017 primarily due to additional interest incurred on higher debt balances resulting from our acquisition of CEC on April 5, 2017. Partially offsetting the increase was less construction loan interest related to our prison project in Ravenhall, Australia due to a lower loan balance compared to the prior period. Upon completion of the facility in fourth quarter 2017, the State of Victoria made a payment towards the loan balance of approximately $242 million. Refer to Note 12 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion

Income Tax Provision

	2018	Effective Rate	2017	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$4,755	12.6%	$2,470	6.0%	$2,285	92.5%

The provision for income taxes during First Quarter 2018 increased compared to First Quarter 2017 along with the effective tax rate. In the First Quarter 2018, there was a $1.2 million discrete tax expense which partially removes the tax benefit related to stock compensation that vested during the period. In contrast, in First Quarter 2017, there was a $1.1 million discrete tax benefit partially adding to the tax benefit related to stock compensation that vested during that period. These discrete items are the result of the adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) in 2017. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. Our wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be in the range of approximately 10% to 12% exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$1,995	0.4%	$1,487	0.3%	$508	34.2%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates during First Quarter 2018 compared to First Quarter 2017 increased primarily due to interest income received related to favorable tax settlements at SACS.

Financial Condition

Capital Requirements

Our current cash requirements consist of amounts needed for working capital, distributions of our REIT taxable income in order to maintain our REIT qualification, debt service, supply purchases, investments in joint ventures, and capital expenditures related to either the development of new correctional, detention and reentry facilities, or the maintenance of existing facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. In connection with GEOAmey, our joint venture in the United Kingdom, we and our joint venture partner have each provided a line of credit of £12 million, or $16.9 million, based on exchange rates as of March 31, 2018, for GEOAmey’s operations. As of March 31, 2018, $1.8 million was outstanding to each of the joint ventures partners.

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing capital projects will be approximately $239.5 million of which $129.7 million was spent through March 31, 2018. We estimate that the remaining capital requirements related to these capital projects will be $109.8 million which will be spent through 2019.

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

The Credit Agreement evidences a credit facility (the “Credit Facility”) consisting of an $800 million term loan (the “Term Loan”) bearing interest at LIBOR plus 2.25% (with a LIBOR floor of 0.75%), and a $900 million revolving credit facility (the “Revolver”) initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD275 million under the Australian LC Facility. As of March 31, 2018, there were no letters of credit issued under the Australian LC Facility. Amounts to be borrowed by GEO under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The Term Loan component is scheduled to mature on March 23, 2024. The revolving credit commitment component is scheduled to mature on May 19, 2021. The Credit Agreement also has an accordion feature of $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

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

On August 18, 2016, the Company executed a Letter of Offer by and among GEO and HSBC Bank Australia Limited (the “Letter of Offer”) providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of AUD100 million, or $76.9 million, based on exchange rates in effect as of March 31, 2018 (collectively, the “Bank Guarantee Facility”). The Bank Guarantee Facility allows GEO to provide letters of credit to assure performance of certain obligations of its wholly owned subsidiary relating to its prison project in Ravenhall, located near Melbourne, Australia. The Bank Guarantee Facility is unsecured. The issuance of letters of credit under the Bank Guarantee Facility is subject to the satisfaction of the conditions precedent specified in the Letter of Offer. Letters of credit issued under the bank guarantee lines are due on demand and letters of credit issued under the bank guarantee/standby sub-facility cannot have a duration exceeding twelve months. The Bank Guarantee Facility may be terminated by HSBC Bank Australia Limited on 90 days written notice. As of March 31, 2018, there was AUD100 million, or $76.9 million based on exchange rates at March 31, 2018, in letters of credit issued under the Bank Guarantee Facility.

As of March 31, 2018, we had $792 million in aggregate borrowings outstanding, net of discount, under the Term Loan and $330 million in borrowings under the Revolver, and approximately $70 million in letters of credit which left $500 million in additional borrowing capacity under the Revolver. Refer to Note 12 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

On April 18, 2016, we completed an offering of $350 million aggregate principal amount of 6.00% Senior Notes due 2026. The notes will mature on April 15, 2026 and have a coupon rate and yield to maturity of 6.00%. Interest is payable semi-annually in cash in arrears on April 15 and October 15 of each year. The proceeds were used to fund the tender offer and the redemption of all of our 6.625% Senior Notes due 2021, to pay all related fees, costs and expenses and for general corporate purposes including repaying borrowings under our Revolver. Refer to Note 12 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

On September 25, 2014, we completed an offering of $250.0 million aggregate principal amount of 5.875% Senior Notes due 2024. The notes will mature on October 15, 2024 and have a coupon rate and yield to maturity of 5.875%. Interest is payable semi-annually in cash in arrears on April 15 and October 15, which commenced on April 15, 2015. The proceeds received from the 5.875% Senior Notes due 2024 were used to pay down outstanding borrowings under our Revolver and pay related fees, costs and expenses. Refer to Note 12 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

In connection with a design and build prison project agreement in Ravenhall, Australia with the State of Victoria, in September 2014, we entered into a syndicated facility agreement (the “Construction Facility”) with National Australia Bank Limited to provide debt financing for construction of the project. The project was completed during fourth quarter of 2017. The Construction Facility provided for non-recourse funding up to AUD 791.0 million, or approximately $607.9 million, based on exchange rates as of March 31, 2018. Construction draws were funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility is through October 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. After October 2019, the Construction Facility will be converted to a term loan with payments due quarterly beginning in 2019 through 2041. In accordance with the terms of the Construction Facility, upon completion and commercial acceptance of the prison in fourth quarter 2017, in accordance with the prison contract, the State made a lump sum payment of AUD 310 million, or approximately $238 million, based on exchange rates as of March 31, 2018, towards a portion of the outstanding principal. The remaining outstanding principal balance will be repaid over the term of the operating agreement. As of March 31, 2018, approximately $353 million was outstanding under the Construction Facility. Refer to Note 12 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

On October 3, 2013, we completed an offering of $250.0 million aggregate principal amount of 5.875% Senior Notes due 2022. The 5.875% Senior Notes due 2022 will mature on January 15, 2022 and have a coupon rate and yield to maturity of 5.875%. Interest is payable semi-annually on January 15 and July 15 each year, which commenced on January 15, 2014. The proceeds received from the 5.875% Senior Notes due 2022 were used, together with cash on hand, to fund the repurchase, redemption or other discharge of our 7.75% senior notes due 2017 and to pay related transaction fees and expenses. Refer to Note 12 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

On March 19, 2013, we completed an offering of $300.0 million aggregate principal amount of 5.125% Senior Notes. The 5.125% Senior Notes will mature on April 1, 2023 and have a coupon rate and yield to maturity of 5.125%. Interest is payable semi-annually on April 1 and October 1 each year, which commenced on October 1, 2013. A portion of the proceeds received from the 5.125% Senior Notes were used to repay the prior revolver credit draws outstanding under the prior senior credit facility. Refer to Note 12 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

In addition to the debt outstanding under the Credit Facility, the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875.% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 discussed above, we also have significant debt obligations which, although these obligations are non-recourse to us, require cash expenditures for debt service. Our significant debt obligations could have material consequences. See “Risk Factors - Risks Related to Our High Level of Indebtedness” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. We are exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. We also have guaranteed certain obligations for certain of our international subsidiaries. These non-recourse obligations, commitments and contingencies and guarantees are further discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

We plan to fund all of our capital needs, including distributions of our REIT taxable income in order to maintain our REIT qualification, and capital expenditures, from cash on hand, cash from operations, borrowings under our Credit Facility and any other financings which our management and Board, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under the $900.0 million Revolver. Our management believes that cash on hand, cash flows from operations and availability under our Credit Facility will be adequate to support our capital requirements for 2018 as disclosed under “Capital Requirements” above.

Stock Buyback Program

On February 14, 2018, we announced that our Board of Directors authorized a stock buyback program authorizing us to repurchase up to a maximum of $200.0 million of our shares of common stock. The stock buyback program will be funded primarily with cash on hand, free cash flow and borrowings under our Revolver. The program shall be effective through October 20, 2020. The stock buyback program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission requirements. The stock buyback program does not obligate us to purchase any specific amount of our common stock and may be suspended or extended at any time at the discretion of our Board of Directors. During the three months ended March 31, 2018, we purchased 1.8 million shares of our common stock at a cost of $40.2 million primarily purchased with proceeds from our Revolver. We believe that we have the ability to continue to fund the stock buyback program, our debt service requirements and our maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

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

Executive Retirement Agreement

We have a non-qualified deferred compensation agreement with our Chief Executive Officer (“CEO”). The current agreement, as amended, provides for a lump sum payment upon retirement, no sooner than age 55. Our CEO has reached age 55 and is eligible to receive the payment upon retirement. If our CEO had retired as of March 31, 2018, we would have had to pay him approximately $8.3 million. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity.

Off-Balance Sheet Arrangements

Except as discussed above, and in the notes to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q, we do not have any off-balance sheet arrangements.

Cash Flow

Cash, cash equivalents and restricted cash and cash equivalents as of March 31, 2018 was $109.2 million, compared to $133.5 million as of December 31, 2017.

Operating Activities

Cash provided by operating activities amounted to $65.1 million for the three months ended March 31, 2018 versus cash provided by operating activities of $47.9 million for the three months ended March 31, 2017. Cash provided by operating activities during the three months ended March 31, 2018 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, and stock-based compensation expense. Equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by $2.9 million, representing a positive impact on cash. The decrease was primarily driven by the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities decreased by $17.1 million which negatively impacted cash. The decrease was primarily driven by the timing of payments. Additionally, cash provided by operating activities for the three months ended March 31, 2018 was positively impacted by a decrease in changes in contract receivable related to our prison project in Ravenhall, Australia of $6.3 million which was a result of payments made towards the contract receivable now that the facility is in operation.

Cash provided by operating activities amounted to $47.9 million for the three months ended March 31, 2017. Cash provided by operating activities during the three months ended March 31, 2017 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, and stock-based compensation expense. Equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by $51.7 million, representing a positive impact on cash. The decrease was primarily driven by the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities decreased by $14.2 million which negatively impacted cash. The decrease was primarily driven by the timing of payments.

Additionally, cash provided by operating activities for the three months ended March 31, 2017 was negatively impacted by an increase in changes in contract receivable of $69.1 million. This increase relates to costs incurred and estimated earnings in excess of billings related to the prison project in Ravenhall, Australia. The contract receivable was expected to grow as construction services were performed. In accordance with the contract, the project would not be billed out until completion and commercial acceptance of the facility by the State. The facility was completed and accepted by the State during the fourth quarter of 2017.

Investing Activities

Cash used in investing activities of $44.4 million during the three months ended March 31, 2018 was primarily the result of capital expenditures of $52.1 million. Cash used in investing activities of $35.8 million during the three months ended March 31, 2017 was primarily the result of capital expenditures of $34.4 million and changes in restricted cash and investments of $2.1 million.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2018 was approximately $49.0 million compared to cash provided by financing activities of $350.2 million during the three months ended March 31, 2017. Cash used in financing activities during the three months ended March 31, 2018 was primarily the result of proceeds from long-term debt of $102.0 million. This increase was partially offset by a decrease for dividends paid of $58.2 million, payments on long-term debt of $43.0 million and payments on non-recourse debt of $5.6 million. Cash provided by financing activities during the three months ended March 31, 2017 was approximately $350.2 million. Cash provided by financing activities during the three months ended March 31, 2017 was primarily the result of proceeds from long-term debt of $1,083.1 million which included proceeds received from our Term Loan which was modified on March 23, 2017. Additionally, we had proceeds from non-recourse debt of $36.0 million related to construction draws for our prison project in Ravenhall, Australia. These increases were partially offset by a decrease for dividends paid of $52.5 million, payments on long-term debt of $918.5 million and payments on non-recourse debt of $67.2 million.

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

Normalized FFO is defined as FFO adjusted for certain items which by their nature are not comparable from period to period or that tend to obscure the Company’s actual operating performance, including for the periods presented mergers and acquisitions (“M&A”) related expenses, the Net Tax Cuts and Jobs Act impact and the tax effect of those adjustments.

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

Our reconciliation of net income attributable to The GEO Group, Inc. to FFO, Normalized FFO and AFFO for the three months ended March 31, 2018 and 2017 is as follows (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Net income attributable to The GEO Group, Inc.	$34,987	$40,403
Real estate related depreciation and amortization	17,388	15,386
Gain on sale of real estate assets *	(98)	(261)

NAREIT Defined FFO	$52,277	$55,528
Net Tax Cuts and Jobs Impact	304	—
M&A related expenses	—	2,620
Tax effect of adjustments to Funds From Operations **	—	(36)

Normalized Funds from Operations	$52,581	$58,112

Non-real estate related depreciation and amortization	14,538	13,563
Consolidated maintenance capital expenditures	(5,323)	(6,423)
Stock-based compensation expense	5,827	4,963
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	2,138	3,806

Adjusted Funds from Operations	$69,761	$74,021

*	No tax impact
**	Tax adjustments relate to M&A related expenses.

Outlook

The following discussion contains statements that are not historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statements. Please refer to “Part I - Item 1A. Risk Factors” and the “Forward Looking Statements - Safe Harbor” sections in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as well as the “Forward-Looking Statements - Safe Harbor” section and other disclosures contained in this Form 10-Q for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.

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

Internationally, we are exploring a number of opportunities in our current markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk. In September 2014, we announced that a consortium led by us and comprised of The GEO Group Australia Pty. Ltd., John Holland Construction and Honeywell signed a contract with the Department of Justice in the State of Victoria for the development and operation of a 1,300-bed capacity prison in Ravenhall, Australia. The Ravenhall facility was developed under a public-private partnership financing structure with a capital contribution from us, which was made in January 2017, of approximately AUD 115 million, or $88.4 million, based on exchange rates as of March 31, 2018, and we anticipate returns on investment consistent with our company-owned facilities. The project was completed during the fourth quarter of 2017 and is now operational. On March 29, 2018, we announced that our transportation joint venture in the United Kingdom, GEO Amey, has signed a contract with Scottish Prison Service for the provision of court custody and prisoner escort services in Scotland. The contract will have a base term of eight years effective January 26, 2019 with a renewal option of four years and is expected to have an average annual revenue of approximately $39 million. With respect to the Parklea Center in Australia, we were unfortunately unsuccessful during the current competitive rebid process and will be transitioning the management contract in March 2019.

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

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related costs represented 58.5% of our operating expenses during the three months ended March 31, 2018. Additional significant operating expenses include food, utilities and inmate medical costs. During the three months ended March 31, 2018, operating expenses totaled 75.5% of our consolidated revenues. Our operating expenses as a percentage of revenues in 2018 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2018, we will incur carrying costs for facilities that are currently vacant. As of March 31, 2018, our worldwide operations include the management and/or ownership of approximately 96,000 beds at 141 correctional and detention facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 192,000 offenders and pretrial defendants, including approximately 100,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During the three months ended March 31, 2018, general and administrative expenses totaled 7.4% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenues in 2018 to remain consistent or decrease as a result of cost savings initiatives. We expect business development costs to remain consistent or increase slightly as we pursue additional business development opportunities in all of our business lines. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

Idle Facilities

As of March 31, 2018, we are marketing approximately 5,400 vacant beds at five of our idle facilities to potential customers. The annual carrying cost of our idle facilities in 2018 is estimated to be $18.8 million, including depreciation expense of $4.6 million. As of March 31, 2018, these facilities had a net book value of $138.5 million. We currently do not have any firm commitment or agreement in place to activate these facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. These idle facilities are included in the U.S. Corrections & Detention segment. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if all of these idle facilities were to be activated using our U.S. Corrections & Detention average per diem rate in 2018 (calculated as the U.S. Corrections & Detention revenue divided by the number of U.S. Corrections & Detention mandays) and based on the average occupancy rate in our U.S. Corrections & Detention facilities through March 31, 2018, we would expect to receive incremental annualized revenue of approximately $118 million and an annualized increase in earnings per share of approximately $0.15 to $0.20 per share based on our average U.S. Corrections and Detention operating margin.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Credit Facility. Payments under the Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Credit Facility of $1,122.2 million and $70.3 million in outstanding letters of credit, as of March 31, 2018, for every one percent increase in the average interest rate applicable to the Credit Facility, our total annual interest expense would increase by approximately $11.0 million.

We have entered into certain interest rate swap arrangements for hedging purposes, fixing the interest rates on our Australian non-recourse debt related to our Ravenhall Project to 4.2% during the operating phase. The difference between the floating rate and the swap rate on these instruments is recognized in interest expense within the respective entity. Because the interest rates with respect to these instruments are fixed, a hypothetical one percent change in the current interest rate would not have a material impact on our financial condition or results of operations.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the Australian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at March 31, 2018, every 10 percent change in historical currency rates would have approximately a $4.9 million effect on our financial position and approximately a $0.7 million impact on our results of operations during the three months ended March 31, 2018.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements, including relevant disclosures, to facilitate its adoption on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of this standard.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The information required herein is incorporated by reference from Note 13 - Commitments, Contingencies and Other in the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS.

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017 includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	—	$—	—	$—
February 1, 2018 - February 28, 2018	1,193,159	$21.49	1,193,159	$174.3
March 1, 2018 - March 31, 2018	823,697	$22.02	654,952	$159.8

Total	2,016,856		1,848,111

(1)	The Company withheld 168,745 shares through net share settlements to satisfy minimum statutory tax withholding requirements upon vesting of shares of restricted stock held by employees. These purchases were not made as part of a publicly announced plan or program.

(2)	On February 14, 2018, we announced that our Board of Directors authorized a stock buyback program authorizing us to repurchase up to $200.0 million of our shares of common stock. The program shall be effective through October 20, 2020.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

(A) Exhibits

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date: April 30, 2018	/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer
(duly authorized officer and principal financial officer)