Form 10-Q
period 2018-06-30
GEO GROUP INC
filed 2018-08-06
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 2, 2018, the registrant had 121,780,605 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2018 AND 2017

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues	$583,509	$577,070	$1,148,426	$1,127,684
Operating expenses	437,797	438,445	864,506	853,152
Depreciation and amortization	31,313	31,866	63,239	60,815
General and administrative expenses	47,448	52,206	89,280	94,792

Operating income	66,951	54,553	131,401	118,925
Interest income	8,667	12,346	17,766	24,323
Interest expense	(36,919)	(35,983)	(72,788)	(70,983)

Income before income taxes and equity in earnings of affiliates	38,699	30,916	76,379	72,265
Provision for income taxes	3,715	1,400	8,470	3,870
Equity in earnings of affiliates, net of income tax provision (benefit) of $(269), $597, $436 and $1,208, respectively	2,341	1,426	4,336	2,913

Net income	37,325	30,942	72,245	71,308
Net loss attributable to noncontrolling interests	96	50	163	87

Net income attributable to The GEO Group, Inc.	$37,421	$30,992	$72,408	$71,395

Weighted-average common shares outstanding:
Basic	120,274	122,125	121,017	117,885
Diluted	120,659	122,895	121,461	118,702
Net income per common share attributable to The GEO Group, Inc.:
Basic:
Net income per common share attributable to The GEO Group, Inc. - basic	$0.31	$0.25	$0.60	$0.61

Diluted:
Net income per common share attributable to The GEO Group, Inc. - diluted	$0.31	$0.25	$0.60	$0.60

Dividends declared per share	$0.47	$0.47	$0.94	$0.94

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2018 AND 2017

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$37,325	$30,942	$72,245	$71,308
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(5,035)	513	(4,540)	2,206
Pension liability adjustment, net of tax provision (benefit) of $(491), $25, $(463) and $51, respectively	625	64	730	111
Change in fair value of derivative instrument classified as cash flow hedge, net of tax provision of $402, $229, $532 and $144, respectively	2,278	1,295	3,014	816

Total other comprehensive income (loss), net of tax	(2,132)	1,872	(796)	3,133

Total comprehensive income	35,193	32,814	71,449	74,441

Comprehensive loss attributable to noncontrolling interests	117	51	176	85

Comprehensive income attributable to The GEO Group, Inc.	$35,310	$32,865	$71,625	$74,526

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2018 AND DECEMBER 31, 2017

(In thousands, except share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$65,451	$81,377
Restricted cash and cash equivalents	58,720	44,932
Accounts receivable, less allowance for doubtful accounts of $4,447 and $4,574, respectively	377,768	389,916
Contract receivable, current portion	9,398	18,142
Prepaid expenses and other current assets	35,763	45,342

Total current assets	547,100	579,709

Restricted Cash and Investments	25,297	27,999
Property and Equipment, Net	2,124,553	2,078,123
Assets Held for Sale	—	3,915
Non-Current Contract Receivable	396,360	404,309
Deferred Income Tax Assets	26,277	26,277
Goodwill	776,379	778,951
Intangible Assets, Net	243,549	255,339
Other Non-Current Assets	67,055	72,286

Total Assets	$4,206,570	$4,226,908

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$90,327	$92,587
Accrued payroll and related taxes	69,062	71,732
Accrued expenses and other current liabilities	189,261	176,324
Current portion of capital lease obligations, long-term debt and non-recourse debt	25,127	28,920

Total current liabilities	373,777	369,563

Non-Current Deferred Income Tax Liabilities	8,757	8,757
Other Non-Current Liabilities	89,882	96,702
Capital Lease Obligations	5,329	6,059
Long-Term Debt	2,289,409	2,181,544
Non-Recourse Debt	346,479	365,364
Commitments, Contingencies and Other (Note 13)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 187,500,000 shares authorized, 124,794,570 and 124,008,303 issued and 121,677,087 and 124,008,003 outstanding, respectively	1,248	1,240
Additional paid-in capital	1,198,930	1,190,906
(Distributions) in excess of earnings/earnings in excess of distributions	(11,068)	31,541
Accumulated other comprehensive loss	(25,229)	(24,446)
Treasury stock, 3,117,483 and 0 shares, at cost, respectively	(70,446)	—

Total shareholders’ equity attributable to The GEO Group, Inc.	1,093,435	1,199,241
Noncontrolling interests	(498)	(322)

Total shareholders’ equity	1,092,937	1,198,919

Total Liabilities and Shareholders’ Equity	$4,206,570	$4,226,908

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE SIX MONTHS ENDED

JUNE 30, 2018 AND 2017

(In thousands)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash Flow from Operating Activities:
Net income	$72,245	$71,308
Net loss attributable to noncontrolling interests	163	87

Net income attributable to The GEO Group, Inc.	72,408	71,395
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	63,239	60,815
Stock-based compensation	10,787	9,993

Amortization of debt issuance costs, discount and/or premium and other non-cash interest	3,992	7,676
Provision for doubtful accounts	525	1,227
Equity in earnings of affiliates, net of tax	(4,336)	(2,913)
Dividends received from unconsolidated joint venture	3,957	2,359
(Gain) loss on sale/disposal of property and equipment, net	(1,001)	1,909
Changes in assets and liabilities, net of effects of acquisitions:
Changes in accounts receivable, prepaid expenses and other assets	19,838	44,336
Changes in contract receivable	(4,919)	(122,006)
Changes in accounts payable, accrued expenses and other liabilities	15,763	(24,077)

Net cash provided by operating activities	180,253	50,714

Cash Flow from Investing Activities:
Acquisition of CEC, net of cash acquired	—	(354,466)
Insurance proceeds - damaged property	4,036	—
Proceeds from sale of property and equipment	1,717	648
Proceeds from sale of assets held for sale	3,797	—
Change in restricted investments	(1,490)	(2,963)
Capital expenditures	(107,064)	(67,508)

Net cash used in investing activities	(99,004)	(424,289)

Cash Flow from Financing Activities:
Proceeds from long-term debt	245,000	1,158,574
Payments on long-term debt	(134,000)	(972,500)
Payments on non-recourse debt	(7,490)	(67,885)
Proceeds from non-recourse debt	—	91,076
Taxes paid related to net share settlements of equity awards	(4,391)	(4,092)
Proceeds from issuance of common stock under prospectus supplement	—	275,867
Proceeds from issuance of common stock in connection with ESPP	264	242
Payment for repurchases of common stock	(70,446)	—
Debt issuance costs	(990)	(7,587)
Proceeds from the exercise of stock options	1,372	6,150
Cash dividends paid	(115,017)	(110,859)

Net cash (used in) provided by financing activities	(85,698)	368,986
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(1,881)	1,907

Net Decrease in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(6,330)	(2,682)
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	133,545	90,357

Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$127,215	$87,675

Supplemental Disclosures:
Non-cash Investing and Financing activities:
Capital expenditures in accounts payable and accrued expenses	$5,408	$8,540

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) is a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of correctional, detention and reentry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa and the United Kingdom. The Company owns, leases and operates a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, as well as community-based reentry facilities and offers an expanded delivery of offender rehabilitation services under its ‘GEO Continuum of Care’ platform. The ‘GEO Continuum of Care’ program integrates enhanced in-prison programs, which are evidence-based and include cognitive behavioral treatment and post-release services, and provides academic and vocational classes to life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). At June 30, 2018, the Company’s worldwide operations include the management and/or ownership of approximately 96,000 beds at 139 correctional and detention facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 192,000 offenders and pretrial defendants, including approximately 100,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

The Company’s unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2018 for the year ended December 31, 2017. The accompanying December 31, 2017 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results for the entire year ending December 31, 2018, or for any other future interim or annual periods.

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

When a contract includes variable consideration, GEO evaluates the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, GEO includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration estimates are updated at each reporting date. A limited number of GEO’s domestic contracts have provisions upon which a small portion of the revenue for the contract is based on the performance of certain targets. Domestically, revenue based on the performance of certain targets is less than 1% of the Company’s consolidated domestic revenues and was not significant during the periods presented. One of GEO’s international contracts, related to its Ravenhall correctional facility project (discussed further below), contains a provision where a significant portion of the revenue for the contract is based on the performance of certain targets. These performance targets are based on specific criteria to be met over specific periods of time. Such criteria includes the Company’s ability to achieve certain contractual benchmarks relative to the quality of service it provides, non-occurrence of certain disruptive events, effectiveness of its quality control programs and its responsiveness to customer requirements. The performance of these targets are measured quarterly and there was no significant constraint on the estimate of such variable consideration for this contract during the six months ended June 30, 2018.

GEO does not disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which GEO has the right to invoice for services performed, which is generally the case for all of GEO’s contracts. Incidental items that are immaterial in the context of the contract are recognized as expense. GEO generally does not incur incremental costs of obtaining a contract with its customers that would meet the requirement for capitalization. There were no assets recognized from costs to obtain a contract with a customer at June 30, 2018 or December 31, 2017.

The timing of revenue recognition may differ from the timing of invoicing to customers. GEO records a receivable when services are performed in advance of receiving consideration and records unearned revenue if consideration is received in advance of the performance of services. Generally, GEO’s customers do not provide payment in advance of the performance of services. Therefore, unearned revenue is not significant at June 30, 2018 or December 31, 2017 and revenue recognized during the six months ended June 30, 2018 that was included in the opening balance of unearned revenue was not significant. There have been no significant amounts of revenue recorded in the periods presented from performance obligations either wholly or partially satisfied in prior periods.

The right to consideration under GEO’s contracts is only dependent on the passage of time and is therefore considered to be unconditional. Payment terms and conditions vary by contract type, although, with the exception of the contract receivable related to GEO’s Ravenhall correctional facility (further discussed below), terms generally include a requirement of payment within 30 days after performance obligations are satisfied and generally do not include a significant financing component. There have been no significant changes in receivable or unearned revenue balances during the period other than regular invoicing and collection activity.

The following table disaggregates GEO’s revenue by major source and also provides a reconciliation with revenue information disclosed for reportable segments in Note 14 - Business Segments and Geographic Information:

	Six Months Ended June 30, 2018
	U.S. Corrections & Detention	GEO Care	International	Facility Construction and Design	Total
Owned and Leased:
Corrections & Detention	$535,609	$—	$—	$—	$535,609
Owned and Leased:
Community-based	—	84,312	—	—	84,312
Owned and Leased:
Youth Services	—	45,901	—	—	45,901
Managed Only	192,061	2,477	130,750	—	325,288
Facility Construction and Design	—	—	—	—	—
Non-residential Services and Other	—	157,316	—	—	157,316

Total Revenues	$727,670	$290,006	$130,750	$—	$1,148,426

	Six Months Ended June 30, 2017
	U.S. Corrections & Detention	GEO Care	International	Facility Construction and Design	Total
Owned and Leased - Corrections & Detention	$525,195	$—	$—	$—	$525,195
Owned and Leased - Community-based	—	62,613	—	—	62,613
Owned and Leased - Youth Services	—	43,390	—	—	43,390
Managed Only	183,574	1,086	84,620	—	269,280
Facility Construction and Design	—	—	—	91,165	91,165
Non-residential Services and Other	—	136,041	—	—	136,041

Total Revenues	$708,769	$243,130	$84,620	$91,165	$1,127,684

Owned and Leased - Corrections & Detention

GEO recognizes revenue for corrections & detention housing services where GEO owns or leases the facility as services are performed. GEO provides for the safe and secure housing and care of incarcerated individuals under public-private partnerships with federal, state and local government agencies. This includes providing 24-hour care and supervision, including but not limited to, such services as medical, transportation, food service, laundry services and various programming activities. These tasks are considered to be activities to fulfill the safe and secure housing performance obligation and are not considered to be individually separate promises in the contract. Each of these activities is highly interrelated and GEO performs a significant level of integration of these activities. GEO has identified these activities as a bundle of services and determined that each day of the promised service is distinct. The services provided are part of a series of distinct services that are substantially the same and are measured using the same measure of progress (time-based output method). GEO has determined that revenue for these services are recognized over time as it’s customers simultaneously receive and consume the benefits as the services are performed, which is on a continual daily basis, and GEO has a right to payment for performance completed to date. Time-based output methods of revenue recognition are considered to be a faithful depiction of GEO’s efforts to fulfill its obligations under its contracts and therefore reflect the transfer of services to its customers. GEO’s customers generally pay for these services based on a net rate per day per individual or on a fixed monthly rate.

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

Owned and Leased - Youth Services

GEO recognizes revenues for youth services where GEO owns or leases the facility in the same manner as discussed above for the housing, supervision, care and rehabilitation of troubled youth residents. The activities to house and care for troubled youth residents are also considered to be a bundle of services which are part of a series of distinct services recognized over time based on the same criteria discussed for the previous two revenue streams. GEO’s customers generally pay for these services based on a net rate per day per individual.

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

Facility Construction and Design

Facility Construction and Design revenues during the six months ended June 30, 2017 consisted of one contract with the Department of Justice in the State of Victoria (the “State”) for the development and operation of a new 1,300-bed correctional facility (the “Facility”) in Ravenhall, a locality near Melbourne, Australia. The Facility was completed during the fourth quarter of 2017 and GEO is currently managing the Facility under a 25-year management contract. There were no facility construction and design revenues during the six months ended June 30, 2018. GEO’s promise to design and construct the Facility was considered to be a separate and distinct performance obligation from the management obligation which includes the safe and secure housing, care and programming activities for incarcerated individuals similar to the correction & detention services discussed above. For the obligation to manage the Facility, GEO determined revenue should be recorded over time using a time-based output method based on the same criteria as discussed above for correction and detention services. Fees included and priced in the contract for managing the Facility are considered to be stated at their individual estimated stand-alone selling prices using the adjusted market assessment approach. These services are regularly provided by GEO on a stand-alone basis to similar customers within a similar range of amounts. GEO used the expected cost plus margin approach to allocate the transaction price to the construction obligation. GEO was entitled under the contract to receive consideration in the amount of its costs plus a margin.

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

GEO recognizes revenues for electronic monitoring and case management services as the services are performed. Services provided consist of community-based supervision (home visits), in-person reporting, telephonic reporting and GPS and other electonic monitoring as well as overall contract management services. The rates for the various services are considered to be stated at their individual stand-alone selling prices. GEO has determined that the services to be provided are recognized over time based on the unit of occurrence of the various services as its customer simultaneously receives and consumes the benefits as the services are performed and GEO has a right to payment for performance completed to date. Generally, these services are paid based on a net rate per occurrence and a monthly fee for management services.

Certain of the Company’s electronic monitoring contracts include providing monitoring equipment and related monitoring services activities (using internal proprietary software platforms) to its customers. These tasks are considered to be activities to fulfill the promise to provide electronic monitoring services to individuals and are not considered to be individually separate promises in the contract. In the context of the contract, the equipment and monitoring service is not considered to be capable of being distinct as the customer typically cannot benefit from the equipment or monitoring service on its own or with other readily available resources. Management has identified these activities as a bundle of services and determined that each day or unit of the promised service is distinct. These services are part of a series of distinct services that are substantially the same and are measured using the same measure of progress (time-based output method) and are therefore accounted for as a single performance obligation. GEO has determined that services are recognized over time as the customer simultaneously receives and consumes the benefits as the services are performed and GEO has a right to payment for performance completed to date.

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

	Acquisition Date Estimated Fair Value as of December 31, 2017	Measurement Period Adjustments	Final Acquisition Date Fair Value as of March 31, 2018
Accounts Receivable	$32,869	$—	$32,869
Prepaid and other current assets	4,397	—	4,397
Property and equipment	126,510	—	126,510
Intangible assets	76,000	—	76,000
Favorable lease assets	3,110	—	3,110
Deferred income tax assets	4,116	44	4,160
Other non-current assets	4,327	—	4,327

Total assets acquired	$251,329	$44	$251,373

Accounts payable and accrued expenses	51,651	(1,339)	50,312
Unfavorable lease liabilities	1,299	—	1,299
Other non-current liabilities	10,479	(1,166)	9,313

Total liabilities assumed	$63,429	$(2,505)	$60,924

Total identifiable net assets	187,900	2,549	190,449
Goodwill	165,656	(2,549)	163,107

Total consideration paid, net of cash acquired	$353,556	$—	$353,556

The Company recognized a reduction of operating expenses of $2.3 million related to CEC during the three months ended June 30, 2018 as a result of a recovery of funds held in escrow after the measurement period had ended.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its various business combinations. On April 5, 2017, the Company completed its acquisition of CEC. Refer to Note 3 - Business Combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company’s goodwill balances from December 31, 2017 to June 30, 2018 are as follows (in thousands):

	December 31, 2017	Acquisition Adjustments	Foreign Currency Translation	June 30, 2018
U.S. Corrections & Detention	$317,005	$(639)	$—	$316,366
GEO Care	461,499	(1,910)	—	459,589
International Services	447	—	(23)	424

Total Goodwill	$778,951	$(2,549)	$(23)	$776,379

The Company has also recorded other finite and indefinite-lived intangible assets as a result of its various business combinations. Refer to Note 3 - Business Combinations for a discussion of the Company’s recent acquisition of CEC. The

Company’s intangible assets include facility management contracts, covenants not to compete, trade names and technology, as follows (in thousands):

	June 30, 2018				December 31, 2017
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	16.3	$308,449	$(117,128)	$191,321	$308,518	$(106,724)	$201,794
Covenants not to compete	1	700	(700)	—	700	(517)	183
Technology	7.3	33,700	(26,672)	7,028	33,700	(25,538)	8,162
Trade name (Indefinite lived)	Indefinite	45,200	—	45,200	45,200	—	45,200

Total acquired intangible assets		$388,049	$(144,500)	$243,549	$388,118	$(132,779)	$255,339

Amortization expense was $11.7 million and $11.6 million for the six months ended June 30, 2018 and 2017, respectively. Amortization expense was primarily related to the U.S. Corrections & Detention and GEO Care segments’ amortization of acquired facility management contracts. As of June 30, 2018, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 1.4 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the current contractual periods.

Estimated amortization expense related to the Company’s finite-lived intangible assets for the remainder of 2018 through 2022 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2018	$11,171
2019	22,305
2020	22,306
2021	19,782
2022	18,138
Thereafter	104,647

$198,349

5. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurements at June 30, 2018
	Carrying Value at June 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment:
Rabbi Trust	$22,253	$—	$22,253	$—
Fixed income securities	1,839	—	1,839	—
Liabilities:
Interest rate swap derivatives	$10,445	$—	$10,445	$—

		Fair Value Measurements at December 31, 2017
	Carrying Value at December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$20,763	$—	$20,763	$—
Fixed income securities	1,902	—	1,902	—
Liabilities:
Interest rate swap derivatives	$13,992	$—	$13,992	$—

The Company’s Level 2 financial instruments included in the tables above as of June 30, 2018 and December 31, 2017 consist of interest rate swap derivative liabilities held by the Company’s Australian subsidiary, the Company’s rabbi trust established for GEO employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and an investment in Canadian dollar denominated fixed income securities.

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

During the six months ended June 30, 2018, the Company transferred certain accounts receivable balances that had a carrying value of approximately $6.9 million to an unrelated third party. The transfer was accounted for as a sale and the Company has no continuing involvement with the transferred assets. The Company received cash proceeds in connection with the sale of approximately $6.9 million, and as such, there was no gain or loss in connection with the transaction.

6. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at June 30, 2018 and December 31, 2017 (in thousands):

		Estimated Fair Value Measurements at June 30, 2018
	Carrying Value as of June 30, 2018	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$65,451	$65,451	$65,451	$—	$—
Restricted cash and investments	61,764	61,764	59,794	1,970	—
Liabilities:
Borrowings under senior credit facility	$1,170,968	$1,175,906	$—	$1,175,906	$—
5.875% Senior Notes due 2024	250,000	246,553	—	246,553	—
5.125% Senior Notes	300,000	294,009	—	294,009	—
5.875% Senior Notes due 2022	250,000	253,740	—	253,740	—
6.00% Senior Notes	350,000	339,493	—	339,493	—
Non-recourse debt	368,143	368,929	—	368,929	—

		Estimated Fair Value Measurements at December 31, 2017
	Carrying Value as of December 31, 2017	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$81,377	$81,377	$81,377	$—	$—
Restricted cash and investments	52,168	52,168	49,884	2,284	—
Liabilities:
Borrowings under senior credit facility	$1,064,599	$1,070,514	$—	$1,070,514	$—
5.875% Senior Notes due 2024	250,000	262,095	—	262,095	—
5.125% Senior Notes	300,000	303,918	—	303,918	—
5.875% Senior Notes due 2022	250,000	258,338	—	258,338	—
6.00% Senior Notes	350,000	362,835	—	362,835	—
Non-recourse debt	393,737	394,671	—	394,671	—

The fair values of the Company’s cash and cash equivalents, and restricted cash approximates the carrying values of these assets at June 30, 2018 and December 31, 2017. Restricted cash consists of money market funds, bank deposits, commercial paper and time deposits used for asset replacement funds and other funds contractually required to be maintained at the Company’s Australian subsidiary. The fair value of the money market funds and bank deposits is based on quoted market prices (Level 1) and the fair value of commercial paper and time deposits is based on market prices for similar instruments (Level 2).

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

7. RESTRICTED CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 30, 2018	June 30, 2017
Cash and Cash Equivalents	$65,451	$65,901
Restricted cash and cash equivalents - current	58,720	17,378
Restricted cash and investments - non-current	25,297	23,020
Less Restricted investments - non-current	(22,253)	(18,624)

Total cash, cash equivalents and restricted cash and cash equivalents shown in the statement of cash flows	$127,215	$87,675

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

8. SHAREHOLDERS’ EQUITY

The following table presents the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests (in thousands):

	Common shares		Additional Paid-In	Earnings in Excess of Distributions /(Distributions) in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interests	Equity
Balance, January 1, 2018	124,008	$1,240	$1,190,906	$31,541	$(24,446)	—	$—	$(322)	$1,198,919
Proceeds from exercise of stock options	77	1	1,371	—	—	—	—	—	1,372
Stock-based compensation expense	—	—	10,787	—	—	—	—	—	10,787

Restricted stock granted	896	9	(9)	—	—		—	—	—

Restricted stock canceled	(28)	—	—	—	—	—	—	—	—

Dividends paid	—	—	—	(115,017)	—	—	—	—	(115,017)
Shares withheld for net settlements of share-based awards [1]	(171)	(2)	(4,389)	—	—	—	—	—	(4,391)
Issuance of common stock - ESPP	12	—	264	—	—	—	—	—	264
Repurchases of common stock	(3,117)	—	—	—	—	3,117	(70,446)	—	(70,446)

Net income (loss)	—	—	—	72,408	—	—	—	(163)	72,245

Other comprehensive loss	—	—	—	—	(783)	—	—	(13)	(796)

Balance, June 30, 2018	121,677	$1,248	$1,198,930	$(11,068)	$(25,229)	3,117	$(70,446)	$(498)	$1,092,937

[1]

During the six months ended June 30, 2018, the Company withheld shares through net share settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees.

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

During the six months ended June 30, 2018 and the year ended December 31, 2017 GEO declared and paid the following regular cash distributions to its shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Aggregate Payment Amount (in millions)
February 6, 2017	February 17, 2017	February 27, 2017	$0.47	$52.5
April 25, 2017	May 9, 2017	May 19, 2017	$0.47	$58.4
July 10, 2017	July 21, 2017	July 28, 2017	$0.47	$58.3
October 12, 2017	October 23, 2017	October 30, 2017	$0.47	$58.3
February 5, 2018	February 16, 2018	February 27, 2018	$0.47	$58.3
April 11, 2018	April 23, 2018	May 3, 2018	$0.47	$57.4

Stock Buyback Program

On February14, 2018, the Company announced that its Board of Directors authorized a stock buyback program authorizing the Company to repurchase up to a maximum of $200.0 million of its shares of common stock. The stock buyback program will be funded primarily with cash on hand, free cash flow and borrowings under the Company’s Revolver. The program is effective through October 20, 2020. The stock buyback program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission (“SEC”) requirements. The stock buyback program does not obligate the Company to purchase any specific amount of our common stock and may be suspended or extended at any time at the discretion of the Company’s Board of Directors. During the six months ended June 30, 2018, the Company purchased 3,117,483 shares of its common stock at a cost of $70.4 million primarily purchased with proceeds from the Company’s Revolver. The Company believes it has the ability to continue to fund the stock buyback program, its debt service requirements and its maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

Prospectus Supplement

On October 20, 2017, the Company filed with the SEC an automatic shelf registration on Form S-3. Under this shelf registration, the Company may, from time to time, sell any combination of securities described in the prospectus in one or more offerings. Each time that the Company may sell securities, the Company will provide a prospectus supplement that will contain specific information about the terms of that offering and the securities being offered. On November 9, 2017, in connection with the shelf registration, the Company filed with the SEC a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $150 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the six months ended June 30, 2018.

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

The components of accumulated other comprehensive income (loss) attributable to GEO within shareholders’ equity are as follows:

	Six Months Ended June 30, 2018
	(In thousands)
	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc. (1)	Change in fair value of derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2018	$(7,470)	$(11,892)	$(5,084)	$(24,446)
Current-period other comprehensive (loss) income	(4,527)	3,014	730	(783)

Balance, June 30, 2018	$(11,997)	$(8,878)	$(4,354)	$(25,229)

(1)	The foreign currency translation related to noncontrolling interests was not significant at June 30, 2018 or December 31, 2017.

9. EQUITY INCENTIVE PLANS

The Board has adopted The GEO Group, Inc. 2018 Stock Incentive Plan (the “2018 Plan”), which was approved by the Company’s shareholders on April 24, 2018. The 2018 Plan replaced the 2014 Stock Incentive Plan (the “2014 Plan”). As of the date the 2018 Plan was adopted, it provided for a reserve of 4,600,000 shares of common stock that may be issued pursuant to awards granted under the 2018 Plan. The Company filed a Form S-8 registration statement related to the 2018 Plan on May 11, 2018.

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each time based or performance based option awarded. For options granted during the six months ended June 30, 2018, the fair value was estimated using the following assumptions: (i) volatility of 39.69%; (ii) expected term of 5.0 years; (iii) risk free interest rate of 2.84%; and (iv) expected dividend yield of 8.70% A summary of the activity of stock option awards issued and outstanding under Company plans is as follows for the six months ended June 30, 2018:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at January 1, 2018	1,230	$25.02	7.33	$3,117
Options granted	475	21.60
Options exercised	(77)	19.24
Options forfeited/canceled/expired	(67)	26.67

Options outstanding at June 30, 2018	1,561	$24.19	7.71	$7,376

Options vested and expected to vest at June 30, 2018	1,445	$24.20	7.58	$6,846

Options exercisable at June 30, 2018	688	$23.68	6.06	$3,629

On April 24, 2018, the Company granted approximately 475,000 options to certain employees which had a grant date fair value of $3.64. For the six months ended June 30, 2018 and June 30, 2017, the amount of stock-based compensation expense related to stock options was $0.4 million and $0.9 million, respectively. As of June 30, 2018, the Company had $2.6 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 3.2 years.

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

A summary of the activity of restricted stock outstanding is as follows for the six months ended June 30, 2018:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at January 1, 2018	1,770	$30.47
Granted	896	22.80
Vested	(568)	28.55
Forfeited/canceled	(28)	26.04

Restricted stock outstanding at June 30, 2018	2,070	$27.56

During the six months ended June 30, 2018, the Company granted approximately 896,000 shares of restricted stock to certain employees and executive officers. Of these awards, 352,500 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2018, 2019 and 2020.

The vesting of these performance-based restricted stock grants are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the shares of restricted stock (“TSR Target Award”) can vest at the end of a three year performance period if GEO meets certain total shareholder return (“TSR”) performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2018 to December 31, 2020 and (ii) up to 50% of the shares of restricted stock (“ROCE Target Award”) can vest at the end of a three year period if GEO meets certain return on capital employed (“ROCE”) performance targets over a three year period from January 1, 2018 to December 31, 2020. These market and performance awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the performance-based awards is based on the target awards for both metrics.

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

The metric related to TSR is considered to be a market condition. For share-based awards that contain a market condition, the probability of satisfying the market condition must be considered in the estimate of grant-date fair value and previously recorded compensation expense is not reversed if the market condition is never met. The fair value of these awards was determined based on a Monte Carlo simulation, which calculates a range of possible outcomes and the probabilities that they will occur, using the following key assumptions: (i) volatility of 44.5%; (ii) beta of 1.05; and (iii) risk free rate of 2.58%.

For the six months ended June 30, 2018 and June 30, 2017, the Company recognized $10.4 million and $9.1 million, respectively, of compensation expense related to its restricted stock awards. As of June 30, 2018, the Company had $42.3 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 2.6 years.

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

The Plan is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Plan are made on the last day of each month. During the six months ended June 30, 2018, 12,035 shares of the Company’s common stock were issued in connection with the Plan.

10. EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing the net income from continuing operations attributable to The GEO Group, Inc. by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share were calculated for the three months ended June 30, 2018 and 2017 as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$37,325	$30,942	$72,245	$71,308
Net loss attributable to noncontrolling interests	96	50	163	87

Net income attributable to The GEO Group, Inc.	37,421	30,992	72,408	71,395
Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	120,274	122,125	121,017	117,885

Per share amount	$0.31	$0.25	$0.60	$0.61

Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	120,274	122,125	121,017	117,885
Dilutive effect of equity incentive plans	385	770	444	817

Weighted average shares assuming dilution	120,659	122,895	121,461	118,702

Per share amount	$0.31	$0.25	$0.60	$0.60

Three Months

For the three months ended June 30, 2018, 969,655 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share (“EPS”) because the effect would be anti-dilutive. There were 709,153 common stock equivalents from restricted shares that were anti-dilutive.

For the three months ended June 30, 2017, 486,018 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 175,385 common stock equivalents from restricted shares that were anti-dilutive.

Six Months

For the six months ended June 30, 2018, 821,206 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share (“EPS”) because the effect would be anti-dilutive. There were 719,184 common stock equivalents from restricted shares that were anti-dilutive.

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

Australia - Ravenhall

The Company’s Australian subsidiary has entered into interest rate swap agreements to fix the interest rate on its variable rate non-recourse debt related to a correctional facility project in Ravenhall, a locality near Melbourne, Australia to 4.2% during the project’s operating phase. The swaps’ notional amounts coincide with outstanding draws under the project. At June 30, 2018, the swaps had a notional amount of approximately AUD 457 million, or $339 million, based on exchange rates at June 30, 2018. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the non-recourse debt and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in the fair value of the interest rate swaps in accumulated other comprehensive income, net of applicable income taxes. Total unrealized gain recorded in other comprehensive income, net of tax, related to this cash flow hedge was $3.0 million during the six months ended June 30, 2018. The total fair value of the swap liability as of June 30, 2018 was $10.4 million and is recorded as a component of Other Non-Current liabilities within the accompanying consolidated balance sheet. There was no material ineffectiveness for the periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss).

12. DEBT

Debt outstanding as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Senior Credit Facility:
Term loan	$790,000	$794,000
Unamortized discount on term loan	(3,189)	(3,499)
Unamortized debt issuance costs on term loan	(7,562)	(7,612)
Revolver	380,968	270,559

Total Senior Credit Facility	$1,160,217	$1,053,448
6.00% Senior Notes:
Notes Due in 2026	350,000	350,000
Unamortized debt issuance costs	(5,078)	(5,325)

Total 6.00% Senior Notes Due in 2026	344,922	344,675
5.875% Senior Notes:
Notes Due in 2024	250,000	250,000
Unamortized debt issuance costs	(3,183)	(3,385)

Total 5.875% Senior Notes Due in 2024	246,817	246,615
5.125% Senior Notes:
Notes Due in 2023	300,000	300,000
Unamortized debt issuance costs	(3,873)	(4,184)

Total 5.125% Senior Notes Due in 2023	296,127	295,816
5.875% Senior Notes:
Notes Due in 2022	250,000	250,000
Unamortized debt issuance costs	(2,886)	(3,241)

Total 5.875% Senior Notes Due in 2022	247,114	246,759
Non-Recourse Debt	368,358	394,008
Unamortized debt issuance costs on non-recourse debt	(6,511)	(9,322)
Unamortized discount on non-recourse debt	(215)	(271)

Total Non-Recourse Debt	361,632	384,415
Capital Lease Obligations	6,758	7,431
Other debt	2,757	2,728

Total debt	2,666,344	2,581,887
Current portion of capital lease obligations, long-term debt and non-recourse debt	(25,127)	(28,920)
Capital Lease Obligations, long-term portion	(5,329)	(6,059)
Non-Recourse Debt, long-term portion	(346,479)	(365,364)

Long-Term Debt	$2,289,409	$2,181,544

Amended and Restated Credit Agreement

On April 30, 2018, GEO entered into an Amendment No. 1 to Third Amended and Restated Credit Agreement (the “Credit Agreement”) by and among the Refinancing Lenders party thereto, the other lenders party thereto, GEO and GEO Corrections Holdings, Inc. and BNP Paribas, as Administrative Agent. The amendment, among other things, provides for the refinancing of all of GEO’s existing senior secured term loans with refinancing term loans in the aggregate principal amount of $792 million and makes certain other modifications to GEO’s senior secured credit agreement. The interest rate applicable to the refinancing term loans is equal to LIBOR plus 2.00% (with a LIBOR floor of 0.75%). The amendment was considered to be a modification and loan costs of approximately $1 million were incurred and capitalized in connection with the transaction.

The Credit Agreement evidences a credit facility (the “Credit Facility”) consisting of the $792 million term loan discussed above (the “Term Loan”) bearing interest at LIBOR plus 2.00% (with a LIBOR floor of 0.75%), and a $900 million revolving credit facility (the “Revolver”) initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD275 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars under the Australian LC Facility. As of June 30, 2018, there were no letters of credit issued under the Australian LC Facility. Amounts to be borrowed by GEO under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The Term Loan component is scheduled to mature on March 23, 2024. The revolving credit commitment component is scheduled to mature on May 19, 2021. The Credit Agreement also has an accordion feature of $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

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

GEO Australasia Holdings Pty Ltd, GEO Australasia Finance Holdings Pty Ltd as trustee for the GEO Australasia Finance Holding Trust, and together with GEO Australasia Holdings, collectively (“the Australian Borrowers”) are wholly owned foreign subsidiaries of GEO. GEO has designated each of the Australian Borrowers as restricted subsidiaries under the Credit Agreement. However, the Australian Borrowers are not obligated to pay or perform any obligations under the Credit Agreement other than their own obligations as Australian Borrowers under the Credit Agreement. The Australian Borrowers do not pledge any of their assets to secure any obligations under the Credit Agreement.

On August 18, 2016, the Company executed a Letter of Offer by and among GEO and HSBC Bank Australia Limited (the “Letter of Offer”) providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of approximately AUD100 million, or $74.1 million, based on exchange rates in effect as of June 30, 2018 (collectively, the “Bank Guarantee Facility”). The Bank Guarantee Facility allows GEO to provide letters of credit to assure performance of certain obligations of its wholly owned subsidiary relating to its correctional facility in Ravenhall, located near Melbourne, Australia. The Bank Guarantee Facility is unsecured. The issuance of letters of credit under the Bank Guarantee Facility is subject to the satisfaction of the conditions precedent specified in the Letter of Offer. Letters of credit issued under the bank guarantee lines are due on demand and letters of credit issued under the bank guarantee/standby sub-facility cannot have a duration exceeding twelve months. The Bank Guarantee Facility may be terminated by HSBC Bank Australia Limited on 90 days written notice. As of June 30, 2018, there was AUD100 million in letters of credit issued under the Bank Guarantee Facility.

As of June 30, 2018, the Company had approximately $790 million in aggregate borrowings outstanding under the Term Loan, approximately $381 million in borrowings under the Revolver, and approximately $70 million in letters of credit which left approximately $449 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of June 30, 2018 was 4.2%.

6.00% Senior Notes due 2026

Interest on the 6.00% Senior Notes due 2026 accrues at the stated rate. The Company pays interest semi-annually in arrears on April 15 and October 15 of each year. On or after April 15, 2019, the Company may, at its option, redeem all or part of the 6.00% Senior Notes due 2026 at the redemption prices set forth in the indenture governing the 6.00% Senior Notes due 2026. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors. Refer to Note 17- Condensed Consolidating Financial Information.

5.875% Senior Notes due 2024

Interest on the 5.875% Senior Notes due 2024 accrues at the stated rate. The Company pays interest semi-annually in arrears on April 15 and October 15 of each year. On or after October 15, 2019, the Company may, at its option, redeem all or part of the 5.875% Senior Notes due 2024 at the redemption prices set forth in the indenture governing the 5.875% Senior Notes due 2024. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors. Refer to Note 17- Condensed Consolidating Financial Information.

5.125% Senior Notes due 2023

Interest on the 5.125% Senior Notes due 2023 accrues at the stated rate. The Company pays interest semi-annually in arrears on April 1 and October 1 of each year. On or after April 1, 2018, the Company may, at its option, redeem all or part of the 5.125% Senior Notes at the redemption prices set forth in the indenture governing the 5.125% Senior Notes. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors. Refer to Note 17- Condensed Consolidating Financial Information.

5.875% Senior Notes due 2022

Interest on the 5.875% Senior Notes due 2022 accrues at the stated rate. The Company pays interest semi-annually in arrears on January 15 and July 15 of each year. On or after January 15, 2017, the Company may, at its option, redeem all or part of the 5.875% Senior Notes due 2022 at the redemption prices set forth in the indenture governing the 5.875% Senior Notes due 2022. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors. Refer to Note 17- Condensed Consolidating Financial Information.

Non-Recourse Debt

Northwest Detention Center

The remaining balance of the original debt service requirement under the $54.4 million note payable (“2011 Revenue Bonds”) to WEDFA is $30.0 million, of which $7.0 million is classified as current in the accompanying consolidated balance sheet as of June 30, 2018. The payment of principal and interest on the 2011 Revenue Bonds issued by WEDFA is non-recourse to GEO. The 2011 Revenue Bonds will mature in October 2021 with fixed coupon rates of 5.25%

As of June 30, 2018, included in current restricted cash and cash equivalents is $8.3 million of funds held in trust for debt service and other reserves with respect to the above mentioned note payable to WEDFA.

Australia - Ravenhall

In connection with a design and build correctional facility project agreement with the State, the Company entered into a syndicated facility agreement (the “Construction Facility”) with National Australia Bank Limited to provide debt financing for construction of the project. The Construction Facility provided for non-recourse funding up to AUD 791.0 million, or approximately $586.0 million, based on exchange rates as of June 30, 2018. Construction draws were funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility is through October 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. The project was developed under a public-private partnership financing structure with a capital contribution from the Company, which was made in January 2017, of approximately AUD115 million, or $85.2 million, based on exchange rates as of June 30, 2018. After October 2019, the Construction Facility will be converted to a term loan with payments due quarterly beginning in 2019 through 2041. In accordance with the terms of the Construction Facility, upon completion and commercial acceptance of the correctional facility in the fourth quarter of 2017, in accordance with the contract, the State made a lump sum payment of AUD310 million, or approximately $230 million, based on exchange rates as of June 30, 2018, towards a portion of the outstanding principal. The remaining outstanding principal balance will be repaid over the term of the operating agreement. As of June 30, 2018, approximately $338 million was outstanding under the Construction Facility. The Company also entered into interest rate swap and interest rate cap agreements related to its non-recourse debt in connection with the project. Refer to Note 11 - Derivative Financial Instruments.

Guarantees

Australia

The Company has entered into certain guarantees in connection with the financing and construction performance of a facility in Australia. The obligations amounted to approximately AUD 100.0 million, or $74.1 million, based on exchange rates as of June 30, 2018. These guarantees are secured by outstanding letters of credit under the Company’s Revolver as of June 30, 2018.

At June 30, 2018, the Company also had ten other letters of credit outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $15.1 million.

South Africa

In connection with the creation of South African Custodial Services Pty. Limited (“SACS”), the Company entered into certain guarantees related to the financing, construction and operation of the prison. As of June 30, 2018, the Company guaranteed obligations amounting to 2.4 million South African Rand, or $0.2 million based on exchange rates as of June 30, 2018. In the event SACS is unable to maintain the required funding in a rectification account maintained for the payment of certain costs in the event of contract termination, a previously existing guarantee by the Company for the shortfall will need to be re-instated. The remaining guarantee of 2.4 million South African Rand is secured by outstanding letters of credit under the Company’s Revolver as of June 30, 2018.

In addition to the above, the Company has also agreed to provide a loan, if required, of up to 20 million South African Rand, or $1.5 million based on exchange rates as of June 30, 2018, referred to as the Shareholder’s Loan, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the standby facility, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Shareholder’s Loan expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. SACS’ ability to draw on the Shareholder’s Loan is limited to certain circumstances, including termination of the contract.

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

United Kingdom

In connection with the creation of GEOAmey, the Company and its joint venture partner guarantee the availability of working capital in equal proportion to ensure that GEOAmey can comply with current and future contractual commitments related to the performance of its operations. The Company and the 50% joint venture partner have each extended a £12 million line of credit, or $15.8 million, based on exchange rates as of June 30, 2018, of which £1.3 million, or $1.7 million, based on exchange rates as of June 30, 2018, was outstanding as of June 30, 2018 to each joint venture partner. The Company’s maximum exposure relative to the joint venture is its note receivable of approximately $1.7 million, which is included in Other Non-Current Assets in the accompanying consolidated balance sheets, and future financial support necessary to guarantee performance under the contract.

Except as discussed above, the Company does not have any off balance sheet arrangements.

13. COMMITMENTS, CONTINGENCIES AND OTHER

Litigation, Claims and Assessments

As previously reported and described in our prior periodic reports, including most recently in our Form 10-Q for the quarter ended March 31, 2018, on February 8, 2017, the Attorney General of the State of Mississippi filed a lawsuit in the Circuit Court for the First Judicial District of Hinds County, Mississippi against the Company, Cornell Companies, Inc., a subsidiary of the Company, Christopher B. Epps, the former Commissioner of the Mississippi Department of Corrections, and Cecil McCrory, a former consultant of the Company, alleging several statutory and common law claims. On July 16, 2018, the Company entered into a negotiated settlement and release agreement and the case was dismissed with no admission of liability by the Company. The negotiated settlement included a monetary payment to the State of Mississippi and such payment did not have a material effect on our results of operations, financial condition or cash flows.

On October 22, 2014, former civil immigration detainees at the Aurora Immigration Detention Center filed a class action lawsuit against the Company in the United States District Court for the District of Colorado (the “Court”). The complaint alleges that the Company was in violation of the Colorado Minimum Wages of Workers Act and the federal Trafficking Victims Protection Act (“TVPA”). The plaintiff class claims that the Company was unjustly enriched as a result of the level of payment the detainees received for work performed at the facility, even though the voluntary work program as well as the wage rates and standards associated with the program that are at issue in the case are authorized by the Federal government under guidelines approved by the United States Congress. In February 2017, the Court granted the plaintiff-class’ motion for class certification which the Company appealed to the 10th Circuit Court of Appeals. On February 9, 2018, a three-judge panel of the appellate court affirmed the class-certification order. A petition for rehearing en banc was denied on March 7, 2018. The Company is seeking a writ of certiotari to the U.S. Supreme Court on the class certification order. The plaintiff class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the Court may deem proper. Since the Colorado suit was initially filed, three similar lawsuits have been filed - two in Washington and one in California. In Washington, one of the two lawsuits was filed on September 9, 2017 by immigration detainees against the Company in the United States District Court for the Western District of Washington. The second of the two lawsuits was filed on September 20, 2017 by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County. On October 9, 2017, the Company removed the lawsuit to the United States District Court for the Western District of Washington. In California, a class-action lawsuit was filed on December 19, 2017 by immigration detainees against the Company in the United States District Court Eastern Division of the Central District of California. All lawsuits allege violations of the respective state’s minimum wage laws. However, only the California lawsuit, similar to the Colorado class-action, also includes claims based on violating the federal TVPA. The Company intends to take all necessary steps to vigorously defend itself and has consistently refuted the allegations and claims in these lawsuits. The Company has not recorded an accrual relating to these matters at this time, as a loss is not considered probable nor reasonably estimable at this stage of the lawsuit.

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

Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing capital projects will be approximately $247 million of which $171 million was spent through the first six months of 2018. The Company estimates the remaining capital requirements related to these capital projects will be $76 million which will be spent through 2019.

Idle Facilities

As of June 30, 2018, the Company is marketing approximately 4,700 vacant beds at four of its idle facilities to potential customers. The carrying values of these idle facilities, which are included in Property and Equipment, Net in the accompanying consolidated balance sheets, totaled $122.5 million as of June 30, 2018, excluding equipment and other assets that can be easily transferred for use at other facilities. There was no indication of impairment related to the Company’s idle facilities at June 30, 2018.

14. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the U.S. Corrections & Detention segment; the GEO Care segment; the International Services segment; and the Facility Construction & Design segment. The Company’s segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues:
U.S. Corrections & Detention	$368,989	$360,838	$727,670	$708,769
GEO Care	149,928	139,364	290,006	243,130
International Services	64,592	42,928	130,750	84,620
Facility Construction & Design [1]	—	33,940	—	91,165

Total revenues	$583,509	$577,070	$1,148,426	$1,127,684

Operating income (loss) from segments:
U.S. Corrections & Detention	$77,318	$69,801	$146,506	$144,697
GEO Care	35,139	36,533	66,831	65,359
International Services	1,942	2,117	7,344	5,003
Facility Construction & Design [1]	—	(1,692)	—	(1,342)

Operating income from segments	$114,399	$106,759	$220,681	$213,717

[1]	Facility Construction & Design activity related to the Company’s Ravenhall correctional facility project which was completed during the fourth quarter of 2017.

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Total operating income from segments	$114,399	$106,759	$220,681	$213,717
Unallocated amounts:
General and Administrative Expenses	(47,448)	(52,206)	(89,280)	(94,792)
Net Interest Expense	(28,252)	(23,637)	(55,022)	(46,660)

Income before income taxes and equity in earnings of affiliates	$38,699	$30,916	$76,379	$72,265

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

The Company has recorded $2.1 million and $3.7 million in earnings, net of tax, for SACS operations during the three and six months ended June 30, 2018, and $1.2 million and $2.3 million in earnings, net of tax, for SACS operations during the three months and six months ended June 30, 2017, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of June 30, 2018 and December 31, 2017, the Company’s investment in SACS was $16.0 million and $18.1 million, respectively, and represents its share of cumulative reported earnings.

The Company has recorded $0.2 million and $0.6 million in earnings, net of tax, for GEO Amey’s operations during the three and six months ended June 30, 2018, and $0.3 million and $0.6 million for the three and six months ended June 30, 2017, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of June 30, 2018 and December 31, 2017, the Company’s investment in GEOAmey was $3.3 million and $2.7 million, respectively, and represents its share of cumulative reported earnings.

15. BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$32,820	$28,624
Service cost	600	1,001
Interest cost	621	1,228
Actuarial loss	—	2,474
Benefits paid	(228)	(507)

Projected benefit obligation, end of period	$33,813	$32,820

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	228	507
Benefits paid	(228)	(507)

Plan assets at fair value, end of period	$—	$—

Unfunded Status of the Plan	$(33,813)	$(32,820)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Components of Net Periodic Benefit Cost
Service cost	$300	$250	$600	$501
Interest cost	310	307	621	617
Net loss	133	73	266	145

Net periodic pension cost	$743	$630	$1,487	$1,263

The long-term portion of the pension liability as of June 30, 2018 and December 31, 2017 was $33.4 million and $32.4 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

16. RECENT ACCOUNTING PRONOUNCEMENTS

The Company implemented the following accounting standards during the six months ended June 30, 2018:

In May 2014, the Financial Accounting Standards Board (“FASB”), issued a new standard related to revenue recognition (ASU 2014-09, “Revenue from Contracts with Customers”. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective transition method). The new standard became effective for the Company beginning on January 1, 2018 and the Company used the modified retrospective transition method to implement this standard. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows. Disclosures related to the nature, amount and timing of revenue and cash flows arising from contracts with customers are included in Note 2 - Revenue Recognition.

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

The following accounting standards will be adopted in future periods:

In June 2018, the FASB issued ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting” as a part of its Simplification Initiative. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the period of time over which share-based payment awards vest and the pattern of cost recognition over that period. The amendment specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606-“Revenue from Contracts with Customers.” The new standard is effective for the Company beginning January 1, 2019. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In August 2017, the FASB issued ASU No. 2017-12 “Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities.” The objective of this guidance is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. Certain of the amendments in this update as they relate to cash flow hedges, eliminate the requirement to separately record hedge ineffectiveness currently in earnings. Instead, the entire change in the fair value of the hedging instrument is recorded in other comprehensive income. Those amounts are reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings. The new standard is effective for the Company beginning January 1, 2019. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2016, FASB issued ASU 2016-02, “Leases,” which requires entities to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. For finance leases and operating leases, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term with each initially measured at the present value of the lease payments. The FASB has recently issued several amendments to the standard, including accounting for land easements. The amendments in ASU 2016-02 are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11 which provides for an optional transition method where an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current generally accepted accounting principles (Topic 940, “Leases”). Alternatively, lessees and lessors can elect to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is in the process of determining which transition method it will elect to apply. The Company has implemented a lease management software application tool and is currently assessing the impact that the adoption of ASU 2016-02 will have on its consolidated financial position or results of operations, but expects that it will result in a significant increase in its long-term assets and liabilities given the significant number of leases as disclosed in Note 17 - Commitments and Contingencies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on the Company’s results of operations or financial position.

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of June 30, 2018, the Company’s 6.00% Senior Notes, 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 were fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”). The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended June 30, 2018
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$202,186	$474,966	$67,256	$(160,899)	$583,509
Operating expenses	161,122	381,040	56,534	(160,899)	437,797
Depreciation and amortization	6,564	23,695	1,054	—	31,313
General and administrative expenses	16,281	25,738	5,429	—	47,448

Operating income	18,219	44,493	4,239	—	66,951
Interest income	3,406	1,447	8,908	(5,094)	8,667
Interest expense	(19,647)	(13,959)	(8,407)	5,094	(36,919)

Income before income taxes and equity in earnings of affiliates	1,978	31,981	4,740	—	38,699
Income tax provision	716	1,442	1,557	—	3,715
Equity in earnings of affiliates, net of income tax provision	—	—	2,341	—	2,341

Income before equity in income of consolidated subsidiaries	1,262	30,539	5,524	—	37,325
Income from consolidated subsidiaries, net of income tax provision	36,063	—	—	(36,063)	—

Net income	37,325	30,539	5,524	(36,063)	37,325
Net loss attributable to noncontrolling interests	—	—	96	—	96

Net income attributable to The GEO Group, Inc.	$37,325	$30,539	$5,620	$(36,063)	$37,421

Net income	$37,325	$30,539	$5,524	$(36,063)	$37,325
Other comprehensive income (loss), net of tax	—	625	(2,757)	—	(2,132)

Total comprehensive income	$37,325	$31,164	$2,767	$(36,063)	$35,193
Comprehensive loss attributable to noncontrolling interests	—	—	117	—	117

Comprehensive income attributable to The GEO Group, Inc.	$37,325	$31,164	$2,884	$(36,063)	$35,310

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Six Months Ended June 30, 2018
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$397,816	$933,694	$136,062	$(319,146)	$1,148,426
Operating expenses	312,944	759,006	111,702	(319,146)	864,506
Depreciation and amortization	13,024	48,138	2,077	—	63,239
General and administrative expenses	30,622	48,185	10,473	—	89,280

Operating income	41,226	78,365	11,810	—	131,401
Interest income	7,583	2,864	18,292	(10,973)	17,766
Interest expense	(38,269)	(28,419)	(17,073)	10,973	(72,788)

Income before income taxes and equity in earnings of affiliates	10,540	52,810	13,029	—	76,379
Income tax provision	893	3,742	3,835	—	8,470
Equity in earnings of affiliates, net of income tax provision	—	—	4,336	—	4,336

Income before equity in income of consolidated subsidiaries	9,647	49,068	13,530	—	72,245
Income from consolidated subsidiaries, net of income tax provision	62,598	—	—	(62,598)	—

Net income	72,245	49,068	13,530	(62,598)	72,245
Net loss attributable to noncontrolling interests	—	—	163	—	163

Net income attributable to The GEO Group, Inc.	$72,245	$49,068	$13,693	$(62,598)	$72,408

Net income	$72,245	$49,068	$13,530	$(62,598)	$72,245
Other comprehensive income (loss), net of tax	—	730	(1,526)	—	(796)

Total comprehensive income	$72,245	$49,798	$12,004	$(62,598)	$71,449
Comprehensive loss attributable to noncontrolling interests	—	—	176	—	176

Comprehensive income attributable to The GEO Group, Inc.	$72,245	$49,798	$12,180	$(62,598)	$71,625

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Six Months Ended June 30, 2017
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$349,433	$878,480	$180,920	$(281,149)	$1,127,684
Operating expenses	267,411	711,398	155,492	(281,149)	853,152
Depreciation and amortization	12,215	46,781	1,819	—	60,815
General and administrative expenses	29,240	50,413	15,139	—	94,792

Operating income	40,567	69,888	8,470	—	118,925
Interest income	10,105	1,229	24,304	(11,315)	24,323
Interest expense	(33,243)	(28,260)	(20,795)	11,315	(70,983)

Income before income taxes and equity in earnings of affiliates	17,429	42,857	11,979	—	72,265
Income tax provision	294	2,247	1,329	—	3,870
Equity in earnings of affiliates, net of income tax provision	—	—	2,913	—	2,913

Income before equity in income of consolidated subsidiaries	17,135	40,610	13,563	—	71,308
Income from consolidated subsidiaries, net of income tax provision	57,749	—	—	(57,749)	—

Net income	$74,884	$40,610	$13,563	$(57,749)	$71,308
Net loss attributable to noncontrolling interests	—	—	87	—	87

Net income attributable to The GEO Group, Inc.	$74,884	$40,610	$13,650	$(57,749)	$71,395

Net income	$74,884	$40,610	$13,563	$(57,749)	$71,308
Other comprehensive income, net of tax	—	111	3,022	—	3,133

Total comprehensive income	$74,884	$40,721	$16,585	$(57,749)	$74,441
Comprehensive loss attributable to noncontrolling interests	—	—	85	—	85

Comprehensive income attributable to The GEO Group, Inc.	$74,884	$40,721	$16,670	$(57,749)	$74,526

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

	As of June 30, 2018
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$18,363	$11,156	$35,932	$—	$65,451
Restricted cash and cash equivalents	7,842	—	50,878	—	58,720
Accounts receivable, less allowance for doubtful accounts	141,487	200,426	35,855	—	377,768
Contract receivable, current portion	—	—	9,398	—	9,398
Prepaid expenses and other current assets	2,391	22,293	11,079	—	35,763

Total current assets	170,083	233,875	143,142	—	547,100

Restricted Cash and Investments	—	22,481	2,816	—	25,297
Property and Equipment, Net	826,324	1,210,293	87,936	—	2,124,553
Non-Current Contract Receivable	—	—	396,360	—	396,360
Intercompany Receivable	969,520	130,374	26,300	(1,126,194)	—
Non-Current Deferred Income Tax Assets	863	23,913	1,501	—	26,277
Goodwill	—	775,955	424	—	776,379
Intangible Assets, Net	—	242,911	638	—	243,549
Investment in Subsidiaries	1,512,288	458,228	2,190	(1,972,706)	—
Other Non-Current Assets	9,448	113,627	23,042	(79,062)	67,055

Total Assets	$3,488,526	$3,211,657	$684,349	$(3,177,962)	$4,206,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$17,449	$67,292	$5,586	$—	$90,327
Accrued payroll and related taxes	—	50,169	18,893	—	69,062
Accrued expenses and other current liabilities	42,758	115,623	30,880	—	189,261
Current portion of capital lease obligations, long-term debt and non-recourse debt	8,000	1,974	15,153	—	25,127

Total current liabilities	68,207	235,058	70,512	—	373,777

Non-Current Deferred Income Tax Liabilities	—	—	8,757	—	8,757
Intercompany Payable	122,124	968,622	35,448	(1,126,194)	—
Other Non-Current Liabilities	1,320	156,158	11,466	(79,062)	89,882
Capital Lease Obligations	—	5,329	—	—	5,329
Long-Term Debt	2,203,441	—	85,968	—	2,289,409
Non-Recourse Debt	—	—	346,479	—	346,479
Commitments & Contingencies and Other
Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,093,434	1,846,490	126,217	(1,972,706)	1,093,435

Noncontrolling Interests	—	—	(498)	—	(498)

Total Shareholders’ Equity	1,093,434	1,846,490	125,719	(1,972,706)	1,092,937

Total Liabilities and Shareholders’ Equity	$3,488,526	$3,211,657	$684,349	$(3,177,962)	$4,206,570

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

	As of December 31, 2017
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$54,666	$—	$26,711	$—	$81,377
Restricted cash and cash equivalents	—	—	44,932	—	44,932
Accounts receivable, less allowance for doubtful accounts	130,354	225,029	34,533	—	389,916
Contract receivable, current portion	—	—	18,142	—	18,142
Prepaid expenses and other current assets	2,589	24,163	18,590	—	45,342

Total current assets	187,609	249,192	142,908	—	579,709

Restricted Cash and Investments	—	25,715	2,284	—	27,999
Property and Equipment, Net	777,404	1,209,816	90,903	—	2,078,123
Assets Held for Sale	—	3,915	—	—	3,915
Non-Current Contract Receivable	—	—	404,309		404,309
Intercompany Receivable	1,130,189	88,534	28,218	(1,246,941)	—
Non-Current Deferred Income Tax Assets	863	23,913	1,501	—	26,277
Goodwill	—	778,504	447	—	778,951
Intangible Assets, Net	—	254,531	808	—	255,339
Investment in Subsidiaries	1,336,665	456,076	2,190	(1,794,931)	—
Other Non-Current Assets	11,141	115,330	25,210	(79,395)	72,286

Total Assets	$3,443,871	$3,205,526	$698,778	$(3,121,267)	$4,226,908

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$20,643	$65,475	$6,469	$—	$92,587
Accrued payroll and related taxes	—	51,780	19,952	—	71,732
Accrued expenses and other current liabilities	40,344	115,636	20,344	—	176,324
Current portion of capital lease obligations, long-term debt and non-recourse debt	8,000	1,870	19,050	—	28,920

Total current liabilities	68,987	234,761	65,815	—	369,563

Non-Current Deferred Income Tax Liabilities	—	—	8,757	—	8,757
Intercompany Payable	79,984	1,129,590	37,367	(1,246,941)	—
Other Non-Current Liabilities	4,674	157,200	14,223	(79,395)	96,702
Capital Lease Obligations	—	6,059	—	—	6,059
Long-Term Debt	2,090,985	—	90,559	—	2,181,544
Non-Recourse Debt	—	—	365,364	—	365,364
Commitments & Contingencies and Other
Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,199,241	1,677,916	117,015	(1,794,931)	1,199,241
Noncontrolling Interests	—	—	(322)	—	(322)

Total Shareholders’ Equity	1,199,241	1,677,916	116,693	(1,794,931)	1,198,919

Total Liabilities and Shareholders’ Equity	$3,443,871	$3,205,526	$698,778	$(3,121,267)	$4,226,908

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Six Months Ended June 30, 2018
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$118,354	$37,087	$24,812	$180,253

Cash Flow from Investing Activities:
Insurance proceeds - damaged property	—	4,036	—	4,036
Proceeds from sale of property and equipment	—	—	1,717	1,717
Proceeds from sale of assets held for sale	—	3,797	—	3,797
Change in restricted investments	—	(1,490)	—	(1,490)
Capital expenditures	(68,607)	(36,998)	(1,459)	(107,064)

Net cash (used in) provided by investing activities	(68,607)	(30,655)	258	(99,004)

Cash Flow from Financing Activities:
Proceeds from long-term debt	245,000	—	—	245,000
Payments on long-term debt	(134,000)	—	—	(134,000)
Payments on non-recourse debt	—	—	(7,490)	(7,490)
Taxes paid related to net share settlements of equity awards	(4,391)	—	—	(4,391)
Proceeds from issuance of common stock in connection with ESPP	264	—	—	264
Payment for repurchases of common stock	(70,446)	—	—	(70,446)
Debt issuance costs	(990)	—	—	(990)
Proceeds from stock options exercised	1,372	—	—	1,372
Dividends paid	(115,017)	—	—	(115,017)

Net cash used in financing activities	(78,208)	—	(7,490)	(85,698)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	—	—	(1,881)	(1,881)

Net (Decrease) Increase in Cash. Cash Equivalents and Restricted Cash and Cash Equivalents	(28,461)	6,432	15,699	(6,330)
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	54,666	4,952	73,927	133,545

Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$26,205	$11,384	$89,626	$127,215

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Six Months Ended June 30, 2017
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by (used in) operating activities	$2,389	$62,559	$(14,234)	$50,714

Cash Flow from Investing Activities:
Acquisition of CEC, net of cash acquired	(354,466)	—	—	(354,466)
Proceeds from sale of property and equipment	648	—	—	648
Change in restricted investments	—	(2,963)	—	(2,963)
Capital expenditures	(9,709)	(53,629)	(4,170)	(67,508)

Cash used in by investing activities	(363,527)	(56,592)	(4,170)	(424,289)

Net cash used in investing activities
Cash Flow from Financing Activities:
Proceeds from long-term debt	1,158,574	—	—	1,158,574
Payments on long-term debt	(972,500)	—	—	(972,500)
Payments on non-recourse debt	—	—	(67,885)	(67,885)
Proceeds from non-recourse debt	—	—	91,076	91,076
Taxes paid related to net share settlements of equity awards	(4,092)	—	—	(4,092)
Issuance of common stock under prospectus supplement	275,867	—	—	275,867
Proceeds from issuance of common stock in connection with ESPP	—	—	242	242
Debt issuance costs	(6,992)	—	(595)	(7,587)
Proceeds from stock options exercised	6,150	—	—	6,150
Dividends paid	(110,859)	—	—	(110,859)

Net cash provided by financing activities	346,148	—	22,838	368,986
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	—	—	1,907	1,907

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(14,990)	5,967	6,341	(2,682)
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	45,736	4,922	39,699	90,357

Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$30,746	$10,889	$46,040	$87,675

18. SUBSEQUENT EVENTS

Dividend

On July 10, 2018, the Board of Directors declared a quarterly cash dividend of $0.47 per share of common stock which was paid on July 27, 2018 to shareholders of record as of the close of business on July 20, 2018.

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

•

our ability to identify suitable acquisitions, to successfully complete and integrate such acquisitions on satisfactory terms, to enhance occupancy levels and the financial performance of assets acquired and estimate the synergies to be achieved as a result of such acquisitions;

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

At June 30, 2018, our worldwide operations include the management and/or ownership of approximately 96,000 beds at 139 correctional, detention and reentry facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 192,000 offenders and pre-trial defendants, including approximately 100,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

For the six months ended June 30, 2018 and June 30, 2017, we had consolidated revenues of $1,148.4 million and $1,127.7 million, respectively. We maintained an average company wide facility occupancy rate of 92.3% including 87,717 active beds and excluding 8,256 idle beds which includes those being marketed to potential customers and beds under development for the six months ended June 30, 2018, and 90.8% including 91,777 active beds and excluding 8,170 idle beds which includes those being marketed to potential customers and beds under development for the six months ended June 30, 2017.

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

During the six months ended June 30, 2018 and the year ended December 31, 2017, respectively, we declared and paid the following regular cash distributions to our shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Aggregate Payment Amount (in millions)
February 6, 2017	February 17, 2017	February 27, 2017	$0.47	$52.5
April 25, 2017	May 9, 2017	May 19, 2017	$0.47	$58.4
July 10, 2017	July 21, 2017	July 28, 2017	$0.47	$58.3
October 12, 2017	October 23, 2017	October 30, 2017	$0.47	$58.3
February 5, 2018	February 16, 2018	February 27, 2018	$0.47	$58.3
April 11, 2018	April 23, 2018	May 3, 2018	$0.47	$57.4

On July 10, 2018, the Board declared a quarterly cash dividend of $0.47 per share of common stock which was paid on July 27, 2018 to shareholders of record as of the close of business on July 20, 2018.

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 26, 2018, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the fiscal year ended December 31, 2017.

Fiscal 2018 Developments

Stock Buyback Program

On February14, 2018, we announced that our Board of Directors authorized a stock buyback program authorizing us to repurchase up to a maximum of $200.0 million of our shares of common stock. The stock buyback program will be funded primarily with cash on hand, free cash flow and borrowings under our Revolver. The program is effective through October 20, 2020. The stock buyback program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission requirements. The stock buyback program does not obligate us to purchase any specific amount of our common stock and may be suspended or extended at any time at the discretion of our Board of Directors. During the six months ended June 30, 2018, we purchased 3,117,483 shares of our common stock at a cost of $70.4 million primarily purchased with proceeds from our Revolver. We believe that we have the ability to continue to fund the stock buyback program, our debt service requirements and our maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

Contract Awards/Terminations

On June 26, 2018, we announced that we have signed a contract with the Idaho Department of Correction for the housing, management and supervision of approximately 670 medium-custody inmates at the company-owned Eagle Pass Detention Facility in Eagle Pass, Texas and the company-owned Karnes Correctional Center in Karnes City, Texas. The contract will have a term of two years effective October 1, 2018 and is expected to generate approximately $17 million in annualized revenues.

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

With respect to the Parklea Center in Australia, we were unfortunately unsuccessful during the current competitive rebid process and we will be transitioning the management contract in March 2019. Upon transition, due to the requirements under the labor and employment laws in Australia we may incur certain transition costs relating to employee compensation and benefits. Any such costs are not expected to be material to our results of operations, financial condition or cash flows.

Idle Facilities

As of June 30, 2018, we are marketing approximately 4,700 vacant beds at four of our idle facilities to potential customers. The carrying values of these idle facilities totaled approximately $122.5 million as of June 30, 2018, excluding equipment and other assets that can be easily transferred for use at other facilities.

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

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2018, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of Second Quarter 2018 and Second Quarter 2017

Revenues

	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$368,989	63.2%	$360,838	62.5%	$8,151	2.3%
GEO Care	149,928	25.7%	139,364	24.2%	10,564	7.6%
International Services	64,592	11.1%	42,928	7.4%	21,664	50.5%
Facility Construction & Design	—	—%	33,940	5.9%	(33,940)	(100.0)%

Total	$583,509	100.0%	$577,070	100.0%	$6,439	1.1%

U.S. Corrections & Detention

Revenues increased in Second Quarter 2018 compared to Second Quarter 2017 primarily due to aggregate increases of $12.6 million due to our acquisition of CEC and aggregate net increases in population, transportation services and/or rates. These increases were partially offset by net decreases of $4.4 million at certain of our facilities due to contract terminations.

The number of compensated mandays in U.S. Corrections & Detention facilities was approximately 5.8 million in Second Quarter 2018 and 5.7 million in Second Quarter 2017. We experienced a slight aggregate net increase of approximately 50,000 mandays as a result of population increases and our acquisition of CEC discussed above offset by contract terminations. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Corrections & Detention facilities was 95.3% and 90.1% of capacity in the Second Quarter 2018 and Second Quarter 2017, respectively, excluding idle facilities.

GEO Care

Revenues increased in Second Quarter 2018 compared to Second Quarter 2017 primarily due to aggregate increases of $13.1 million primarily due to increases in average client and participant counts under our ISAP and electronic monitoring services. These increases were partially offset by $2.5 million related to net decreases in census levels at certain of our community-based and reentry centers as well as contract terminations.

International Services

Revenues for International Services in Second Quarter 2018 compared to Second Quarter 2017 increased by $21.7 million. We experienced a net increase of $20.9 million in performance which was primarily attributable to our Australian subsidiary’s Ravenhall correctional facility project which began operations during the fourth quarter of 2017. Additionally, we had an increase due to foreign exchange rate fluctuations of $0.8 million resulting from the weakening of the U.S. dollar against certain international currencies.

Facility Construction & Design

Revenues for our Facility Construction & Design services during Second Quarter 2017 relate to the design and construction activity for our Ravenhall correctional facility contract with the Department of Justice in the State of Victoria, Australia which was completed during the fourth quarter of 2017.

Operating Expenses

	2018	% of Segment Revenues	2017	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$272,695	73.9%	$268,972	74.5%	$3,723	1.4%
GEO Care	103,054	68.7%	93,498	67.1%	9,556	10.2%
International Services	62,048	96.1%	40,343	94.0%	21,705	53.8%
Facility Construction & Design	—	—%	35,632	105.0%	(35,632)	(100.0)%

Total	$437,797	75.0%	$438,445	76.0%	$(648)	(0.1)%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and community-based facilities.

U.S. Corrections & Detention

Operating expenses for U.S. Corrections & Detention increased by $3.7 million in Second Quarter 2018 compared to Second Quarter 2017. The increase was primarily due to aggregate net increases in population, transportation services and the variable costs associated with those services of $8.4 million, partially offset by decreases of $4.7 million at certain of our facilities primarily due to contract terminations.

GEO Care

Operating expenses for GEO Care increased by $9.6 million during Second Quarter 2018 from Second Quarter 2017 primarily due to $11.5 million of increases in average client and participant counts under our ISAP and electronic monitoring services. These increases were partially offset by decreases of $1.5 million due to net decreases in census levels at certain of our community-based and reentry centers as well as contract terminations.

International Services

Operating expenses for International Services in Second Quarter 2018 compared to Second Quarter 2017 increased by $21.7 million. We experienced a net increase of $20.9 million primarily attributable to our Australian subsidiary’s Ravenhall correctional facility project which began operations during the fourth quarter of 2017. Additionally, we had an increase due to foreign exchange rate fluctuations of $0.8 million resulting from the weakening of the U.S. dollar against certain international currencies.

Facility Construction & Design

Operating expenses for our Facility Construction & Design services during Second Quarter 2017 relate to the design and construction activity for our Ravenhall correctional facility contract with the Department of Justice in the State of Victoria, Australia which was completed during the fourth quarter of 2017.

Depreciation and Amortization

	2018	% of Segment Revenue	2017	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$18,976	5.1%	$19,475	5.4%	$(499)	(2.6)%
GEO Care	11,735	7.8%	11,923	8.6%	(188)	(1.6)%
International Services	602	0.9%	468	1.1%	134	28.6%

Total	$31,313	5.4%	$31,866	5.5%	$(553)	(1.7)%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense decreased slightly in Second Quarter 2018 compared to Second Quarter 2017 primarily due to certain assets becoming fully depreciated and/or amortized.

GEO Care

GEO Care depreciation and amortization expense decreased slightly in Second Quarter 2018 compared to Second Quarter 2017 primarily due to certain assets becoming fully depreciated and/or amortized.

International Services

Depreciation and amortization expense remained relatively consistent in Second Quarter 2018 compared to Second Quarter 2017 as a result of certain assets becoming fully depreciated and there were no significant expansions or renovations during 2017 or 2018 at our international subsidiaries.

Other Unallocated Operating Expenses

	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$47,448	8.1%	$52,206	9.0%	$(4,758)	(9.1)%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses decreased in Second Quarter 2018 compared to Second Quarter 2017. The decrease is primarily due to merger and acquisition related expenses of $10.3 million in Second Quarter 2017 related to our acquisition of CEC. This decrease was partially offset by increases in legal related expenses of $4.5 million incurred in First Half 2018 as well as normal personnel and compensation adjustments, professional, consulting, business development and other administrative expenses in the aggregate of $1.0 million.

Non Operating Expenses

Interest Income and Interest Expense

	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$8,667	1.5%	$12,346	2.1%	$(3,679)	(29.8)%
Interest Expense	$36,919	6.3%	$35,983	6.2%	$936	2.6%

Interest income decreased in the Second Quarter 2018 compared to Second Quarter 2017 primarily due to a lower balance on our contract receivable related to our correctional facility project in Ravenhall, Australia. When the facility was completed during the fourth quarter 2017, the State of Victoria made a principal payment towards the balance of approximately $242 million.

Interest expense increased slightly in Second Quarter 2018 compared to Second Quarter 2017 primarily due to additional interest incurred on higher debt balances resulting from our acquisition of CEC on April 5, 2017. Partially offsetting the increase was less construction loan interest related to our correctional facility project in Ravenhall, Australia due to a lower loan balance compared to the prior period. Upon completion of the facility in fourth quarter 2017, the State of Victoria made a payment towards the loan balance of approximately $242 million. Also partially offsetting the increase was the effect of Amendment No. 1 to Third Amended and Restated Credit Agreement executed on April 30, 2018 which reduced the interest rate on the term loans from LIBOR plus 2.5% to LIBOR plus 2.00%. Refer to Note 12- Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Income Tax Provision

	2018	Effective Rate	2017	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$3,715	9.6%	$1,400	4.5%	$2,315	165.4%

The provision for income taxes during Second Quarter 2018 increased compared to Second Quarter 2017 along with the effective tax rate which is principally due to a change in the composition of our income. In Second Quarter 2018 more income was earned by our taxable REIT subsidiaries, which are fully subject to tax. There was a $0.8 million discrete tax benefit in the second quarter of 2018 as compared to a $0.3 million discrete tax benefit in the second quarter of 2017. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. Our wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be in the range of approximately 10% to 12% exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$2,341	0.4%	$1,426	0.2%	$915	64.2%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates during Second Quarter 2018 compared to Second Quarter 2017 increased primarily due to interest income received related to favorable tax settlements at SACS.

Comparison of First Half 2018 and First Half 2017

Revenues

	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$727,670	63.3%	$708,769	62.8%	$18,901	2.7%
GEO Care	290,006	25.3%	243,130	21.6%	46,876	19.3%
International Services	130,750	11.4%	84,620	7.5%	46,130	54.5%
Facility Construction & Design	—	—%	91,165	8.1%	(91,165)	(100.0)%

Total	$1,148,426	100.0%	$1,127,684	100.0%	$20,742	1.8%

U.S. Corrections & Detention

Revenues increased in First Half 2018 compared to First Half 2017 by $18.9 million primarily due to aggregate net increases of $27.9 million due to our acquisition of CEC on April 5, 2017 and net increases in population, transportation services and/or rates. Refer to Note 3- Business Combinations of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion on our acquisition of CEC. These increases were partially offset by net decreases of $9.0 million at certain of our facilities primarily due to contract terminations.

The number of compensated mandays in U.S. Corrections & Detention facilities was approximately 11.4 million in First Half 2018 and 11.2 million in First Half 2017. We experienced an aggregate net increase of approximately 200,000 mandays primarily as a result of our acquisition of CEC and net increases in population discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Corrections & Detention facilities was 94.6% and 92.1% of capacity in the First Half 2018 and First Half 2017, respectively, excluding idle facilities.

GEO Care

Revenues increased in First Half 2018 compared to First Half 2017 primarily due to aggregate increases of $44.3 million from our acquisition of CEC on April 5, 2017. We also experienced increases of $10.0 million primarily due to increases in average client and participant counts under our ISAP and electronic monitoring services. These increases were partially offset by $7.3 million related to net decreases in census levels at certain of our community-based and reentry centers as well as contract terminations.

International Services

Revenues for International Services in First Half 2018 compared to First Half 2017 increased by $46.1 million. We experienced a net increase of $42.5 million in performance which was primarily attributable to our Australian subsidiary’s Ravenhall correctional facility project which began operations during the fourth quarter of 2017. Additionally, we had an increase due to foreign exchange rate fluctuations of $3.6 million resulting from the weakening of the U.S. dollar against certain international currencies.

Facility Construction & Design

Revenues for our Facility Construction & Design services during First Half 2017 relate to the design and construction activity for our Ravenhall correctional facility contract with the Department of Justice in the State of Victoria, Australia which was completed during the fourth quarter of 2017.

Operating Expenses

	2018	% of Segment Revenues	2017	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$543,143	74.6%	$524,009	73.9%	$19,134	3.7%
GEO Care	199,130	68.7%	157,985	65.0%	41,145	26.0%
International Services	122,233	93.5%	78,651	92.9%	43,582	55.4%
Facility Construction & Design	—	—%	92,507	101.5%	(92,507)	(100.0)%

Total	$864,506	75.3%	$853,152	75.7%	$11,354	1.3%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and community-based facilities.

U.S. Corrections & Detention

Operating expenses for U.S. Corrections & Detention increased by $19.1 million in First Half 2018 compared to First Half 2017. The increase was primarily due to our acquisition of CEC on April 5, 2017 and aggregate net increases in population, transportation services and the variable costs associated with those services of $30.1 million. These increases were partially offset by decreases of $11.0 million at certain of our facilities due to contract terminations.

GEO Care

Operating expenses for GEO Care increased by $41.1 million during First Half 2018 from First Half 2017 primarily due to our acquisition of CEC on April 5, 2017 resulting in an increase to operating expenses of $42.5 million. We also experienced net increases of $3.8 million due to increases in average client and participant counts under our ISAP and electronic monitoring services and program growth at our community-based and reentry centers. These increases were partially offset by $5.2 million of net decreases in census levels at certain of our community-based and reentry centers and the associated variable costs as well as contract terminations.

Operating expenses as a percentage of revenues have increased during First Half 2018 which is primarily related to our acquisition of CEC. As we continue to integrate CEC into our operations, we expect to realize cost savings and other synergies in line with our other community-based and reentry centers.

International Services

Operating expenses for International Services in First Half 2018 compared to First Half 2017 increased by $43.6 million. We experienced a net increase of $40.2 million primarily attributable to our Australian subsidiary’s Ravenhall correctional facility project which began operations during the fourth quarter of 2017. Additionally, we had an increase due to foreign exchange rate fluctuations of $3.4 million resulting from the weakening of the U.S. dollar against certain international currencies.

Facility Construction & Design

Operating expenses for our Facility Construction & Design services during First Half 2017 relate to the design and construction activity for our Ravenhall correctional facility contract with the Department of Justice in the State of Victoria, Australia which was completed during the fourth quarter of 2017.

Depreciation and Amortization

	2018	% of Segment Revenue	2017	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$38,021	5.2%	$37,473	5.3%	$548	1.5%
GEO Care	24,045	8.3%	22,376	9.2%	1,669	7.5%
International Services	1,173	0.9%	966	1.1%	207	21.4%

Total	$63,239	5.5%	$60,815	5.4%	$2,424	4.0%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense increased slightly in First Half 2018 compared to First Half 2017 primarily due to renovations made at several of our facilities and new facilities and intangible assets acquired in our acquisition of CEC on April 5, 2017.

GEO Care

GEO Care depreciation and amortization expense increased in First Half 2018 compared to First Half 2017 primarily due to new facilities and intangible assets acquired in our acquisition of CEC on April 5, 2017.

International Services

Depreciation and amortization expense remained relatively consistent in First Half 2018 compared to First Half 2017 as a result of certain assets becoming fully depreciated and there were no significant expansions or renovations during 2017 or 2018 at our international subsidiaries.

Other Unallocated Operating Expenses

	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$89,280	7.8%	$94,792	8.4%	$(5,512)	(5.8)%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses decreased in First Half 2018 compared to First Half 2017. The decrease is primarily due to merger and acquisition expenses of $13.0 million incurred in First Half 2017 related to our acquisition of CEC. This decrease was partially offset by increases in legal related expenses of $4.5 million incurred in First Half 2018 as well as normal personnel and compensation adjustments, professional, consulting, business development and other administrative expenses in the aggregate of $3.0 million.

Non Operating Expenses

Interest Income and Interest Expense

	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$17,766	1.5%	$24,323	2.2%	$(6,557)	(27.0)%
Interest Expense	$72,788	6.3%	$70,983	6.3%	$1,805	2.5%

Interest income decreased in the First Half 2018 compared to First Half 2017 primarily due to a lower balance on our contract receivable related to our correctional facility project in Ravenhall, Australia. When the facility was completed during the fourth quarter 2017, the State of Victoria made a principal payment towards the balance of approximately $242 million.

Interest expense increased in First Half 2018 compared to First Half 2017 primarily due to additional interest incurred on higher debt balances resulting from our acquisition of CEC on April 5, 2017. Partially offsetting the increase was less construction loan interest related to our correctional facility project in Ravenhall, Australia due to a lower loan balance compared to the prior period. Upon completion of the facility in fourth quarter 2017, the State of Victoria made a payment towards the loan balance of approximately $242 million. Also partially offsetting the increase was the effect of Amendment No. 1 to Third Amended and Restated Credit Agreement executed on April 30, 2018 which reduced the interest rate on the term loans from LIBOR plus 2.5% to LIBOR plus 2.00%. Refer to Note 12 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Income Tax Provision

	2018	Effective Rate	2017	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$8,470	11.1%	$3,870	5.4%	$4,600	118.9%

The provision for income taxes during First Half 2018 increased compared to First Half 2017 along with the effective tax rate which is principally due to a change in the composition of our income. In First Half 2018 more income was earned by our taxable REIT subsidiaries, which are fully subject to tax. In First Half 2018, there was a $0.4 million discrete tax benefit net of a $1.1 million discrete tax expense item that is related to stock compensation that vested during the period. In contrast, in First Half 2017, there was a $1.4 million discrete tax benefit principally related to stock compensation that vested during that period.

This discrete item is the result of the adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) in 2017. In addition, in First Half of 2017, there was tax benefit on the merger and acquisition expenses of $10.3 million related to our acquisition of CEC which had the effect of lowering the tax rate in that half year. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. Our wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be in the range of approximately 10% to 12% exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$4,336	0.4%	$2,913	0.3%	$1,423	48.8%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates during First Half 2018 compared to First Half 2017 increased primarily due to interest income received related to favorable tax settlements at SACS.

Financial Condition

Capital Requirements

Our current cash requirements consist of amounts needed for working capital, distributions of our REIT taxable income in order to maintain our REIT qualification, debt service, supply purchases, investments in joint ventures, and capital expenditures related to either the development of new correctional, detention and reentry facilities, or the maintenance of existing facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. In connection with GEOAmey, our joint venture in the United Kingdom, we and our joint venture partner have each provided a line of credit of £12 million, or $15.8 million, based on exchange rates as of June 30, 2018, for GEOAmey’s operations. As of June 30, 2018, $1.7 million was outstanding to each of the joint venture partners.

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing capital projects will be approximately $247 million of which $171 million was spent through June 30, 2018. We estimate that the remaining capital requirements related to these capital projects will be $76 million which will be spent through 2019.

Liquidity and Capital Resources

Indebtedness

On April 30, 2018, we entered into an Amendment No. 1 to Third Amended and Restated Credit Agreement (the “Credit Agreement”) by and among the Refinancing Lenders party thereto, the other lenders party thereto, GEO and GEO Corrections

Holdings, Inc. and BNP Paribas, as Administrative Agent. The amendment, among other things, provides for the refinancing of all of GEO’s existing senior secured term loans with refinancing term loans in the aggregate principal amount of $792 million and makes certain other modifications to GEO’s senior secured credit agreement. The interest rate applicable to the refinancing term loans is equal to LIBOR plus 2.00% (with a LIBOR floor of 0.75%). The amendment was considered to be a modification and loan costs of approximately $1 million were incurred and capitalized in connection with the transaction.

The Credit Agreement evidences a credit facility (the “Credit Facility”) consisting of a $792 million term loan (the “Term Loan”) bearing interest at LIBOR plus 2.00% (with a LIBOR floor of 0.75%), and a $900 million revolving credit facility (the “Revolver”) initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD275 million under the Australian LC Facility. As of June 30, 2018, there were no letters of credit issued under the Australian LC Facility. Amounts to be borrowed by GEO under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The Term Loan component is scheduled to mature on March 23, 2024. The revolving credit commitment component is scheduled to mature on May 19, 2021. The Credit Agreement also has an accordion feature of $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

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

GEO Australasia Holdings Pty Ltd, GEO Australasia Finance Holdings Pty Ltd as trustee for the GEO Australasia Finance Holding Trust, and together with GEO Australasia Holdings, collectively (“the Australian Borrowers”) are wholly owned foreign subsidiaries of GEO. We have designated each of the Australian Borrowers as restricted subsidiaries under the Credit Agreement. However, the Australian Borrowers are not obligated to pay or perform any obligations under the Credit Agreement other than their own obligations as Australian Borrowers under the Credit Agreement. The Australian Borrowers do not pledge any of their assets to secure any obligations under the Credit Agreement.

On August 18, 2016, we executed a Letter of Offer by and among GEO and HSBC Bank Australia Limited (the “Letter of Offer”) providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of AUD100 million, or $74.1 million, based on exchange rates in effect as of June 30, 2018 (collectively, the “Bank Guarantee Facility”). The Bank Guarantee Facility allows us to provide letters of credit to assure performance of certain obligations of our wholly owned subsidiary relating to our correctional facility in Ravenhall, located near Melbourne, Australia. The Bank Guarantee Facility is unsecured. The issuance of letters of credit under the Bank Guarantee Facility is subject to the satisfaction of the conditions precedent specified in the Letter of Offer. Letters of credit issued under the bank guarantee lines are due on demand and letters of credit issued under the bank guarantee/standby sub-facility cannot have a duration exceeding twelve months. The

Bank Guarantee Facility may be terminated by HSBC Bank Australia Limited on 90 days written notice. As of June 30, 2018, there was AUD100 million, or $74.1 million based on exchange rates at June 30, 2018, in letters of credit issued under the Bank Guarantee Facility.

As of June 30, 2018, we had $790 million in aggregate borrowings outstanding, net of discount, under the Term Loan and approximately $381 million in borrowings under the Revolver, and approximately $70 million in letters of credit which left approximately $449 million in additional borrowing capacity under the Revolver. Refer to Note 12 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

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

In connection with a design and build correctional facility project agreement in Ravenhall, Australia with the State of Victoria, in September 2014, we entered into a syndicated facility agreement (the “Construction Facility”) with National Australia Bank Limited to provide debt financing for construction of the project. The project was completed during the fourth quarter of 2017. The Construction Facility provided for non-recourse funding up to AUD 791.0 million, or approximately $586.0 million, based on exchange rates as of June 30, 2018. Construction draws were funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility is through October 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. After October 2019, the Construction Facility will be converted to a term loan with payments due quarterly beginning in 2019 through 2041. In accordance with the terms of the Construction Facility, upon completion and commercial acceptance of the correctional facility in fourth quarter 2017, in accordance with the contract, the State made a lump sum payment of AUD 310 million, or approximately $230 million, based on exchange rates as of June 30, 2018, towards a portion of the outstanding principal. The remaining outstanding principal balance will be repaid over the term of the operating agreement. As of June 30, 2018, approximately $338 million was outstanding under the Construction Facility. Refer to Note 12—Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

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

Stock Buyback Program

On February14, 2018, we announced that our Board of Directors authorized a stock buyback program authorizing us to repurchase up to a maximum of $200.0 million of our shares of common stock. The stock buyback program will be funded primarily with cash on hand, free cash flow and borrowings under our Revolver. The program is effective through October 20, 2020. The stock buyback program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission requirements. The stock buyback program does not obligate us to purchase any specific amount of our common stock and may be suspended or extended at any time at the discretion of our Board of Directors. During the six months ended June 30, 2018, we purchased 3,117,483 shares of our common stock at a cost of $70.4 million primarily purchased with proceeds from our Revolver. We believe that we have the ability to continue to fund the stock buyback program, our debt service requirements and our maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

Automatic Shelf Registration on Form S-3

On October 20, 2017, we filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission. The shelf registration statement is automatically effective and is valid for three years. Pursuant to the shelf registration statement, we may offer common stock, preferred stock, debt securities, guarantees of debt securities, warrants and units from time to time in amounts, at prices and on terms that will be determined at the time of any such offering. On November 9, 2017, in connection with the shelf registration, we filed with the SEC a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $150 million through sales agents. Sales of shares of our common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the six months ended June 30, 2018.

Executive Retirement Agreement

We have a non-qualified deferred compensation agreement with our Chief Executive Officer (“CEO”). The current agreement, as amended, provides for a lump sum payment upon retirement, no sooner than age 55. Our CEO has reached age 55 and is eligible to receive the payment upon retirement. If our CEO had retired as of June 30, 2018, we would have had to pay him approximately $8.3 million. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity.

Off-Balance Sheet Arrangements

Except as discussed above, and in the notes to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q, we do not have any off-balance sheet arrangements.

Cash Flow

Cash, cash equivalents and restricted cash and cash equivalents as of June 30, 2018 was $127.2 million, compared to $133.5 million as of December 31, 2017.

Operating Activities

Cash provided by operating activities amounted to $180.3 million for the six months ended June 30, 2018 versus cash provided by operating activities of $50.7 million for the six months ended June 30, 2017. Cash provided by operating activities during the six months ended June 30, 2018 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, and stock-based compensation expense. Equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by $19.8 million, representing a positive impact on cash. The decrease was primarily driven by the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $15.8 million which positively impacted cash. The increase was primarily driven by the timing of payments. Additionally, cash provided by operating activities for the six months ended June 30, 2018 was positively impacted by an increase in changes in contract receivable related to our correctional facility in Ravenhall, Australia of $4.9 million which was a result of the timing of interest accruals and payments made towards the contract receivable.

Cash provided by operating activities amounted to $50.7 million for the six months ended June 30, 2017. Cash provided by operating activities during the six months ended June 30, 2017 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, and stock-based compensation expense. Equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by $44.3 million, representing a positive impact on cash. The decrease was primarily driven by the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities decreased by $24.1 million which negatively impacted cash. The decrease was primarily driven by the timing of payments.

Additionally, cash provided by operating activities for the six months ended June 30, 2017 was negatively impacted by an increase in changes in contract receivable of $122.0 million. This increase relates to costs incurred and estimated earnings in excess of billings related to our correctional facility in Ravenhall, Australia. The contract receivable was expected to grow as construction services were performed. In accordance with the contract, the project would not be billed out until completion and commercial acceptance of the facility by the State. The facility was completed and accepted by the State during the fourth quarter of 2017.

Investing Activities

Cash used in investing activities of $99.0 million during the six months ended June 30, 2018 was primarily the result of capital expenditures of $107.1 million. Cash used in investing activities of $424.3 million during the six months ended June 30, 2017 was primarily the result of capital expenditures of $67.5 million and our acquisition of CEC, net of cash acquired of $354.5 million.

Financing Activities

Cash used in financing activities during the six months ended June 30, 2018 was approximately $85.7 million compared to cash provided by financing activities of $369.0 million during the six months ended June 30, 2017. Cash used in financing activities during the six months ended June 30, 2018 was primarily the result of dividends paid of $115.0 million, payments for repurchases of common stock of $70.4 million, payments on long-term debt of $134.0 million and payments on non-recourse debt of $7.5 million. These decreases were partially offset by proceeds from long-term debt of $245.0 million. Cash provided by financing activities during the six months ended June 30, 2017 was primarily the result of proceeds from long-term debt of $1,158.6 million which included proceeds received from our Term Loan which was modified on March 23, 2017. Additionally, we had proceeds from non-recourse debt of $91.1 million related to construction draws for our correctional facility in Ravenhall, Australia. These increases were partially offset by a decrease for dividends paid of $110.9 million, payments on long-term debt of $972.5 million and payments on non-recourse debt of $67.9 million.

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

Normalized FFO is defined as FFO adjusted for certain items which by their nature are not comparable from period to period or that tend to obscure the Company’s actual operating performance, including for the periods presented mergers and acquisitions (“M&A”) related expenses, start-up expenses, legal related expenses, CEC escrow releases, the Net Tax Cuts and Jobs Act impact and the tax effect of those adjustments.

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

We may make adjustments to FFO from time to time for certain other income and expenses that do not reflect a necessary component of our operational performance on the basis discussed above, even though such items may require cash settlement. Because FFO, Normalized FFO and AFFO exclude depreciation and amortization unique to real estate as well as non-operational items and certain other charges that are highly variable from year to year, they provide our investors with performance measures that reflect the impact to operations from trends in occupancy rates, per diem rates, operating costs and interest costs, providing a perspective not immediately apparent from net income attributable to GEO. We believe the presentation of FFO, Normalized FFO and AFFO provide useful information to investors as they provide an indication of our ability to fund capital expenditures and expand our business. FFO, Normalized FFO and AFFO provide disclosure on the same basis as that used by our management and provide consistency in our financial reporting, facilitate internal and external comparisons of our historical operating performance and our business units and provide continuity to investors for comparability purposes. Additionally, FFO, Normalized FFO and AFFO are widely recognized measures in our industry as a real estate investment trust.

Our reconciliation of net income attributable to The GEO Group, Inc. to FFO, Normalized FFO and AFFO for the three and six months ended June 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income attributable to The GEO Group, Inc.	$37,421	$30,992	$72,408	$71,395
Add (Subtract):
Real estate related depreciation and amortization	17,509	16,550	34,897	31,936
Gain (loss) on sale of real estate assets *	590	—	492	(261)

NAREIT Defined FFO	$55,520	$47,542	$107,797	$103,070

Add (Subtract):

Net Tax Cuts and Jobs Impact	—	—	304	—

Start-up expenses pre-tax	98	—	98	—

Legal related expenses pre-tax	4,500	—	4,500	—

CEC escrow releases pre-tax	(2,273)	—	(2,273)	—

M&A related expenses pre-tax	—	10,336	—	12,956

Loss on extinguishment of debt	574	—	574	—

Tax effect of adjustments to Funds From Operations **	(713)	(2,487)	(713)	(2,523)

Normalized Funds from Operations	$57,706	$55,391	$110,287	$113,503

Add (Subtract):
Non-real estate related depreciation and amortization	13,804	15,316	28,342	28,879
Consolidated maintenance capital expenditures	(6,076)	(4,934)	(11,399)	(11,357)
Stock-based compensation expense	4,960	5,030	10,787	9,993
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	1,855	3,870	3,992	7,676

Adjusted Funds from Operations	$72,249	$74,673	$142,009	$148,694

*	No tax impact
**	Tax effect of adjustments relate to M&A related expenses, legal related expenses start-up expenses and CEC escrow releases

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

Internationally, we are exploring a number of opportunities in our current markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk. In September 2014, we announced that a consortium led by us and comprised of The GEO Group Australia Pty. Ltd., John Holland Construction and Honeywell signed a contract with the Department of Justice in the State of Victoria for the development and operation of a 1,300-bed capacity correctional facility in Ravenhall, Australia. The Ravenhall facility was developed under a public-private partnership financing structure with a capital contribution from us, which was made in January 2017, of approximately AUD 115 million, or $85.2 million, based on exchange rates as of June 30, 2018, and we anticipate returns on investment consistent with our company-owned facilities. The project was completed during the fourth quarter of 2017 and is now operational. On March 29, 2018, we announced that our transportation joint venture in the United Kingdom, GEO Amey, has signed a contract with Scottish Prison Service for the provision of court custody and prisoner escort services in Scotland. The contract will have a base term of eight years effective January 26, 2019 with a renewal option of four years and is expected to have an average annual revenue of approximately $39 million. With respect to the Parklea Center in Australia, we were unfortunately unsuccessful during the current competitive rebid process and will be transitioning the management contract in March 2019.

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

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related costs represented 57.8% of our operating expenses during the six months ended June 30, 2018. Additional significant operating expenses include food, utilities and inmate medical costs. During the six months ended June 30, 2018, operating expenses totaled 75.3% of our consolidated revenues. Our operating expenses as a percentage of revenues in 2018 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2018, we will incur carrying costs for facilities that are currently vacant. As of June 30, 2018, our worldwide operations include the management and/or ownership of approximately 96,000 beds at 139 correctional and detention facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 192,000 offenders and pretrial defendants, including approximately 100,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During the six months ended June 30, 2018, general and administrative expenses totaled 7.8% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenues in 2018 to remain consistent or decrease as a result of cost savings initiatives. We expect business development costs to remain consistent or increase slightly as we pursue additional business development opportunities in all of our business lines. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

Idle Facilities

As of June 30, 2018, we are marketing approximately 4,700 vacant beds at four of our idle facilities to potential customers. The annual carrying cost of our idle facilities in 2018 is estimated to be $17.7 million, including depreciation expense of $4.1 million. As of June 30, 2018, these facilities had a net book value of $122.5 million. We currently do not have any firm commitment or agreement in place to activate these facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. These idle facilities are included in the U.S. Corrections & Detention segment. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if all of these idle facilities were to be activated using our U.S. Corrections & Detention average per diem rate in 2018 (calculated as the U.S. Corrections & Detention revenue divided by the number of U.S. Corrections & Detention mandays) and based on the average occupancy rate in our U.S. Corrections & Detention facilities through June 30, 2018, we would expect to receive incremental annualized revenue of approximately $104 million and an annualized increase in earnings per share of approximately $0.15 to $0.20 per share based on our average U.S. Corrections and Detention operating margin.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Credit Facility. Payments under the Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Credit Facility of approximately $1,171 million and approximately $70 million in outstanding letters of credit, as of June 30, 2018, for every one percent increase in the average interest rate applicable to the Credit Facility, our total annual interest expense would increase by approximately $12 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the Australian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at June 30, 2018, every 10 percent change in historical currency rates would have approximately a $5.0 million effect on our financial position and approximately a $1 million impact on our results of operations during the six months ended June 30, 2018.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2018 - April 30, 2018	50,880	$21.31	50,000	$158.7
May 1, 2018 - May 31, 2018	1,219,822	$23.17	1,219,372	$129.6
June 1, 2018 - June 30, 2018	285	$25.36	—	$—

Total	1,270,987		1,269,372

(1)

The Company withheld 1,615 shares through net share settlements to satisfy minimum statutory tax withholding requirements upon vesting of shares of restricted stock held by employees. These purchases were not made as part of a publicly announced plan or program.

(2)

On February 14, 2018, we announced that our Board of Directors authorized a stock buyback program authorizing us to repurchase up to $200.0 million of our shares of common stock. The program is effective through October 20, 2020.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

(A) Exhibits

10.1	The GEO Group, Inc. 2018 Stock Incentive Plan approved by the shareholders on April 24, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on April 30, 2018).

10.2	Amendment No.1 to the Third Amended and Restated Credit Agreement, dated as of April 30, 2018, by and among The GEO Group, Inc., GEO Corrections Holdings, Inc., BNP Paribas, as administrative agent for the lenders party thereto and each other lender party thereto (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on May 4, 2018).

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date: August 6, 2018	/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer (duly authorized officer and principal financial officer)