Form 10-Q
period 2018-09-30
GEO GROUP INC
filed 2018-11-08
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2018, the registrant had 121,796,397 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2018 AND 2017

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues	$583,530	$566,759	$1,731,956	$1,694,443
Operating expenses	434,806	423,134	1,299,312	1,276,286
Depreciation and amortization	31,297	31,649	94,536	92,464
General and administrative expenses	47,647	49,074	136,927	143,866

Operating income	69,780	62,902	201,181	181,827
Interest income	8,428	14,648	26,194	38,971
Interest expense	(37,991)	(38,719)	(110,779)	(109,702)

Income before income taxes and equity in earnings of affiliates	40,217	38,831	116,596	111,096
Provision for income taxes	3,723	1,720	12,193	5,590
Equity in earnings of affiliates, net of income tax provision of $200, $77, $636 and $1,785, respectively	2,735	1,342	7,071	4,255

Net income	39,229	38,453	111,474	109,761
Net loss attributable to noncontrolling interests	60	36	223	123

Net income attributable to The GEO Group, Inc.	$39,289	$38,489	$111,697	$109,884

Weighted-average common shares outstanding:
Basic	119,681	122,251	120,567	119,356
Diluted	120,302	122,887	121,055	120,114
Net income per common share attributable to The GEO Group, Inc.:
Basic:
Net income per common share attributable to The GEO Group, Inc. – basic	$0.33	$0.31	$0.93	$0.92

Diluted:
Net income per common share attributable to The GEO Group, Inc. – diluted	$0.33	$0.31	$0.92	$0.91

Dividends declared per share	$0.47	$0.47	$1.41	$1.41

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2018 AND 2017

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$39,229	$38,453	$111,474	$109,761
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(1,331)	(179)	(5,882)	2,030
Pension liability adjustment, net of tax provision (benefit) of $(894), $25, $(430) and $76, respectively	(761)	64	(31)	175
Change in fair value of derivative instrument classified as cash flow hedge, net of tax provision of $271, $307, $803 and $451, respectively	1,536	1,740	4,550	2,556

Total other comprehensive income (loss), net of tax	(556)	1,625	(1,363)	4,761

Total comprehensive income	38,673	40,078	110,111	114,522

Comprehensive loss attributable to noncontrolling interests	72	34	247	119

Comprehensive income attributable to The GEO Group, Inc.	$38,745	$40,112	$110,358	$114,641

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

(In thousands, except share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$66,007	$81,377
Restricted cash and cash equivalents	54,931	44,932
Accounts receivable, less allowance for doubtful accounts of $4,261 and $4,574, respectively	403,610	389,916
Contract receivable, current portion	9,420	18,142
Prepaid expenses and other current assets	37,587	45,342

Total current assets	571,555	579,709

Restricted Cash and Investments	28,939	27,999
Property and Equipment, Net	2,148,005	2,078,123
Assets Held for Sale	2,634	3,915
Non-Current Contract Receivable	384,794	404,309
Deferred Income Tax Assets	26,277	26,277
Goodwill	776,368	778,951
Intangible Assets, Net	237,947	255,339
Other Non-Current Assets	65,820	72,286

Total Assets	$4,242,339	$4,226,908

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$82,284	$92,587
Accrued payroll and related taxes	53,597	71,732
Accrued expenses and other current liabilities	197,459	176,324
Current portion of capital lease obligations, long-term debt and non-recourse debt	340,143	28,920

Total current liabilities	673,483	369,563

Non-Current Deferred Income Tax Liabilities	8,757	8,757
Other Non-Current Liabilities	89,214	96,702
Capital Lease Obligations	4,954	6,059
Long-Term Debt	2,363,318	2,181,544
Non-Recourse Debt	22,201	365,364
Commitments, Contingencies and Other (Note 13)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 187,500,000 shares authorized, 124,803,502 and 124,008,303 issued and 121,686,019 and 124,008,303 outstanding, respectively	1,248	1,240
Additional paid-in capital	1,204,982	1,190,906
(Distributions) in excess of earnings/earnings in excess of distributions	(29,018)	31,541
Accumulated other comprehensive loss	(25,785)	(24,446)
Treasury stock, 3,117,483 and 0 shares, at cost, respectively	(70,446)	—

Total shareholders’ equity attributable to The GEO Group, Inc.	1,080,981	1,199,241
Noncontrolling interests	(569)	(322)

Total shareholders’ equity	1,080,412	1,198,919

Total Liabilities and Shareholders’ Equity	$4,242,339	$4,226,908

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2018 AND 2017

(In thousands)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash Flow from Operating Activities:
Net income	$111,474	$109,761
Net loss attributable to noncontrolling interests	223	123

Net income attributable to The GEO Group, Inc.	111,697	109,884
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	94,536	92,464
Stock-based compensation	16,351	14,852
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	5,860	11,922
Provision for doubtful accounts	806	1,597
Equity in earnings of affiliates, net of tax	(7,071)	(4,255)
Dividends received from unconsolidated joint venture	8,710	5,052
(Gain) loss on sale/disposal of property and equipment, net	3,652	2,194
Changes in assets and liabilities, net of effects of acquisitions:
Changes in accounts receivable, prepaid expenses and other assets	(13,955)	5,604
Changes in contract receivable	(3,412)	(163,083)
Changes in accounts payable, accrued expenses and other liabilities	3,049	(18,326)

Net cash provided by operating activities	220,223	57,905

Cash Flow from Investing Activities:
Acquisition of CEC, net of cash acquired	—	(353,555)
Insurance proceeds – damaged property	5,998	86
Proceeds from sale of property and equipment	2,061	856
Proceeds from sale of assets held for sale	3,797	—
Change in restricted investments	(2,413)	(3,810)
Capital expenditures	(161,490)	(104,130)

Net cash used in investing activities	(152,047)	(460,553)

Cash Flow from Financing Activities:
Proceeds from long-term debt	372,000	1,324,865
Payments on long-term debt	(186,033)	(1,093,088)
Payments on non-recourse debt	(9,636)	(68,887)
Proceeds from non-recourse debt	—	123,785
Taxes paid related to net share settlements of equity awards	(4,452)	(4,122)
Proceeds from issuance of common stock under prospectus supplement	—	275,867
Proceeds from issuance of common stock in connection with ESPP	404	382
Payment for repurchases of common stock	(70,446)	—
Debt issuance costs	(990)	(9,470)
Proceeds from the exercise of stock options	1,781	6,786
Cash dividends paid	(172,256)	(169,152)

Net cash (used in) provided by financing activities	(69,628)	386,966
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(5,392)	863

Net Decrease in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(6,844)	(14,819)
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	133,545	90,357

Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$126,701	$75,538

Supplemental Disclosures:
Non-cash Investing and Financing activities:
Capital expenditures in accounts payable and accrued expenses	$4,152	$7,526

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) is a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of correctional, detention and reentry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa and the United Kingdom. The Company owns, leases and operates a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, as well as community-based reentry facilities and offers an expanded delivery of offender rehabilitation services under its ‘GEO Continuum of Care’ platform. The ‘GEO Continuum of Care’ program integrates enhanced in-prison programs, which are evidence-based and include cognitive behavioral treatment and post-release services, and provides academic and vocational classes in life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). At September 30, 2018, the Company’s worldwide operations include the management and/or ownership of approximately 96,000 beds at 136 correctional and detention facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 192,000 offenders and pretrial defendants, including approximately 100,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

The Company’s unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2018 for the year ended December 31, 2017. The accompanying December 31, 2017 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results for the entire year ending December 31, 2018, or for any other future interim or annual periods.

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

Revenue is recognized when control of the promised goods or services is transferred to GEO’s customers, in an amount that reflects the consideration GEO expects to be entitled to in exchange for those goods or services. Sales, value added and other taxes GEO collects concurrent with revenue producing activities and that are subsequently remitted to governmental authorities are excluded from revenues. The guidance distinguishes between goods and services. The definition of services under the guidance includes everything other than goods. As such, in the case of GEO, this guidance views the provision of housing as a service.

When a contract includes variable consideration, GEO determines an estimate of the variable consideration and evaluates whether the estimate needs to be constrained; therefore, GEO includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration estimates are updated at each reporting date. A limited number of GEO’s domestic contracts have provisions upon which a small portion of the revenue for the contract is based on the performance of certain targets. Domestically, revenue based on the performance of certain targets is less than 1% of the Company’s consolidated domestic revenues and was not significant during the periods presented. One of GEO’s international contracts, related to its Ravenhall correctional facility project (discussed further below), contains a provision where a significant portion of the revenue for the contract is based on the performance of certain targets. These performance targets are based on specific criteria to be met over specific periods of time. Such criteria includes the Company’s ability to achieve certain contractual benchmarks relative to the quality of service it provides, non-occurrence of certain disruptive events, effectiveness of its quality control programs and its responsiveness to customer requirements. The performance of these targets are measured quarterly and there was no significant constraint on the estimate of such variable consideration for this contract during the nine months ended September 30, 2018.

GEO does not disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which GEO has the right to invoice for services performed, which is generally the case for all of GEO’s contracts. Incidental items that are immaterial in the context of the contract are recognized as expense. GEO generally does not incur incremental costs of obtaining a contract with its customers that would meet the requirement for capitalization. There were no assets recognized from costs to obtain a contract with a customer at September 30, 2018 or December 31, 2017.

The timing of revenue recognition may differ from the timing of invoicing to customers. GEO records a receivable when services are performed which are due from its customers based on the passage of time. GEO records a contract liability if consideration is received in advance of the performance of services. Generally, GEO’s customers do not provide payment in advance of the performance of services. Therefore, any contract liability is not significant at September 30, 2018 or December 31, 2017 and revenue recognized during the nine months ended September 30, 2018 that was included in the opening balance of unearned revenue was not significant. There have been no significant amounts of revenue recorded in the periods presented from performance obligations either wholly or partially satisfied in prior periods.

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

The following table disaggregates GEO’s revenue by major source and also provides a reconciliation with revenue information disclosed for reportable segments in Note 14 – Business Segments and Geographic Information:

	Nine Months Ended September 30, 2018 (in thousands)
	U.S. Corrections & Detention	GEO Care	International	Facility Construction and Design	Total
Owned and Leased: Corrections & Detention	$817,666	$—	$—	$—	$817,666
Owned and Leased: Community-based	—	127,615	—	—	127,615
Owned and Leased: Youth Services	—	68,590	—	—	68,590
Managed Only	289,350	3,724	193,121	—	486,195
Facility Construction and Design	—	—	—	—	—
Non-residential Services and Other	—	231,890	—	—	231,890

Total Revenues	$1,107,016	$431,819	$193,121	$—	$1,731,956

	Nine Months Ended September 30, 2017 (in thousands)
	U.S. Corrections & Detention	GEO Care	International	Facility Construction and Design	Total
Owned and Leased – Corrections & Detention	$789,230	$—	$—	$—	$789,230
Owned and Leased – Community-based	—	106,996	—	—	106,996
Owned and Leased – Youth Services	—	65,408	—	—	65,408
Managed Only	284,610	2,278	130,261	—	417,149
Facility Construction and Design	—	—	—	112,602	112,602
Non-residential Services and Other	—	203,058	—	—	203,058

Total Revenues	$1,073,840	$377,740	$130,261	$112,602	$1,694,443

Owned and Leased – Corrections & Detention

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

Owned and Leased – Community-based

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

Owned and Leased – Youth Services

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

Facility Construction and Design

Facility Construction and Design revenues during the nine months ended September 30, 2017 consisted of one contract with the Department of Justice in the State of Victoria (the “State”) for the development and operation of a new 1,300-bed correctional facility (the “Facility”) in Ravenhall, a locality near Melbourne, Australia. The Facility was completed during the fourth quarter of 2017 and GEO is currently managing the Facility under a 25-year management contract. There were no facility construction and design revenues during the nine months ended September 30, 2018. GEO’s promise to design and construct the Facility was considered to be a separate and distinct performance obligation from the management obligation which includes the safe and secure housing, care and programming activities for incarcerated individuals similar to the correction & detention services discussed above. For the obligation to manage the Facility, GEO determined revenue should be recorded over time using a time-based output method based on the same criteria as discussed above for correction and detention services. Fees included and priced in the contract for managing the Facility are considered to be stated at their individual estimated stand-alone selling prices using the adjusted market assessment approach. These services are regularly provided by GEO on a stand-alone basis to similar customers within a similar range of amounts. GEO used the expected cost plus margin approach to allocate the transaction price to the construction obligation. GEO was entitled under the contract to receive consideration in the amount of its costs plus a margin.

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

The cost of the project during the design and construction phase was funded by debt financing along with a capital contribution by GEO which was made in January 2017. GEO’s promise to provide the equity contribution was considered to be a separate and distinct performance obligation that is separate from the construction and facility management obligations. The contribution represents a significant financing element which provided a benefit to the State. Costs incurred and estimated earnings in excess of billings are classified as contract receivable in the accompanying consolidated balance sheets. The contract receivable will be satisfied through a State contribution, which was made in November 2017 upon commercial acceptance of the Facility, and by quarterly payments to be made over the 25-year operating phase. The timing of these payments provide the State with a significant benefit of financing for the Facility as the payments by the State occur significantly after performance (construction of the Facility). Therefore, the contract receivable has been recorded at net present value based on the timing of expected future settlement. Interest income is calculated using an effective interest rate of 8.97% and has been presented separately from facility design and construction revenue. Interest income also includes an equity return for GEO’s capital contribution.

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

The Company recognized a reduction of operating expenses of $2.3 million related to CEC during the nine months ended

September 30, 2018 as a result of a recovery of funds held in escrow after the measurement period had ended.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its various business combinations. On April 5, 2017, the Company completed its acquisition of CEC. Refer to Note 3 – Business Combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company’s goodwill balances from December 31, 2017 to September 30, 2018 are as follows (in thousands):

	December 31, 2017	Acquisition Adjustments	Foreign Currency Translation	September 30, 2018
U.S. Corrections & Detention	$317,005	$(639)	$—	$316,366
GEO Care	461,499	(1,910)	—	459,589
International Services	447	—	(34)	413

Total Goodwill	$778,951	$(2,549)	$(34)	$776,368

The Company has also recorded other finite and indefinite-lived intangible assets as a result of its various business combinations. Refer to Note 3 – Business Combinations for a discussion of the Company’s recent acquisition of CEC. The Company’s intangible assets include facility management contracts, covenants not to compete, trade names and technology, as follows (in thousands):

	September 30, 2018				December 31, 2017
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	16.3	$308,431	$(122,309)	$186,122	$308,518	$(106,724)	$201,794
Covenants not to compete	1	700	(700)	—	700	(517)	183
Technology	7.3	33,700	(27,075)	6,625	33,700	(25,538)	8,162
Trade name (Indefinite lived)	Indefinite	45,200	—	45,200	45,200	—	45,200

Total acquired intangible assets		$388,031	$(150,084)	$237,947	$388,118	$(132,779)	$255,339

Amortization expense was $17.3 million and $18.1 million for the nine months ended September 30, 2018 and 2017, respectively. Amortization expense was primarily related to the U.S. Corrections & Detention and GEO Care segments’ amortization of acquired facility management contracts. As of September 30, 2018, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 1.5 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the current contractual periods.

Estimated amortization expense related to the Company’s finite-lived intangible assets for the remainder of 2018 through 2022 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2018	$5,647
2019	22,305
2020	22,305
2021	19,782
2022	18,103
Thereafter	104,605

$192,747

5. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurements at September 30, 2018
	Carrying Value at September 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment:
Rabbi Trust	$23,176	$—	$23,176	$—
Fixed income securities	1,871	—	1,871	—
Liabilities:
Interest rate swap derivatives	$8,638	$—	$8,638	$—

		Fair Value Measurements at December 31, 2017
	Carrying Value at December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$20,763	$—	$20,763	$—
Fixed income securities	1,902	—	1,902	—
Liabilities:
Interest rate swap derivatives	$13,992	$—	$13,992	$—

The Company’s Level 2 financial instruments included in the tables above as of September 30, 2018 and December 31, 2017 consist of interest rate swap derivative liabilities held by the Company’s Australian subsidiary, the Company’s rabbi trust established for GEO employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and an investment in Canadian dollar denominated fixed income securities.

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

During the nine months ended September 30, 2018, the Company transferred certain accounts receivable balances that had a carrying value of approximately $6.9 million to an unrelated third party. The transfer was accounted for as a sale and the Company has no continuing involvement with the transferred assets. The Company received cash proceeds in connection with the sale of approximately $6.9 million, and as such, there was no gain or loss in connection with the transaction.

6. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at September 30, 2018 and December 31, 2017 (in thousands):

		Estimated Fair Value Measurements at September 30, 2018
	Carrying Value as of September 30, 2018	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$66,007	$66,007	$66,007	$—	$—
Restricted cash and investments	60,694	60,694	58,241	2,453	—
Liabilities:
Borrowings under senior credit facility	$1,243,919	$1,242,560	$—	$1,242,560	$—
5.875% Senior Notes due 2024	250,000	240,523	—	240,523	—
5.125% Senior Notes	300,000	289,731	—	289,731	—
5.875% Senior Notes due 2022	250,000	252,878	—	252,878	—
6.00% Senior Notes	350,000	336,872	—	336,872	—
Non-recourse debt	357,506	357,736	—	357,736	—

		Estimated Fair Value Measurements at December 31, 2017
	Carrying Value as of December 31, 2017	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$81,377	$81,377	$81,377	$—	$—
Restricted cash and investments	52,168	52,168	49,884	2,284	—
Liabilities:
Borrowings under senior credit facility	$1,064,599	$1,070,514	$—	$1,070,514	$—
5.875% Senior Notes due 2024	250,000	262,095	—	262,095	—
5.125% Senior Notes	300,000	303,918	—	303,918	—
5.875% Senior Notes due 2022	250,000	258,338	—	258,338	—
6.00% Senior Notes	350,000	362,835	—	362,835	—
Non-recourse debt	393,737	394,671	—	394,671	—

The fair values of the Company’s cash and cash equivalents, and restricted cash approximates the carrying values of these assets at September 30, 2018 and December 31, 2017. Restricted cash consists of money market funds, bank deposits, commercial paper and time deposits used for asset replacement funds and other funds contractually required to be maintained at the Company’s Australian subsidiary. The fair value of the money market funds and bank deposits is based on quoted market prices (Level 1) and the fair value of commercial paper and time deposits is based on market prices for similar instruments (Level 2).

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

7. RESTRICTED CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30, 2018	September 30, 2017
Cash and Cash Equivalents	$66,007	$51,526
Restricted cash and cash equivalents – current	54,931	12,452
Restricted cash and investments – non-current	28,939	31,032
Less Restricted investments – non-current	(23,176)	(19,472)

Total cash, cash equivalents and restricted cash and cash equivalents shown in the statement of cash flows	$126,701	$75,538

Amounts included in restricted cash and cash equivalents are attributable to certain contractual cash restriction requirements at the Company’s wholly owned Australian subsidiary related to non-recourse debt and asset replacement funds contractually required to be maintained and other guarantees. Restricted investments – non-current (included in Restricted Cash and Investments in the accompanying consolidated balance sheets) consists of the Company’s rabbi trust established for employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and is not considered to be a restricted cash equivalent. Refer to Note 5 – Financial Instruments.

8. SHAREHOLDERS’ EQUITY

The following table presents the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests (in thousands):

	Common shares		Additional Paid-In Capital	Earnings in Excess of Distributions/ (Distributions) in Excess of Earnings	Accumulated Other Comprehensive Loss	Treasury shares		Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance, January 1, 2018	124,008	$1,240	$1,190,906	$31,541	$(24,446)	—	$—	$(322)	$1,198,919
Proceeds from exercise of stock options	97	1	1,780	—	—	—	—	—	1,781
Stock-based compensation expense	—	—	16,351	—	—	—	—	—	16,351
Restricted stock granted	905	9	(9)	—	—		—	—	—
Restricted stock canceled	(52)	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	(172,256)	—	—	—	—	(172,256)
Shares withheld for net settlements of share-based awards [1]	(173)	(2)	(4,450)	—	—	—	—	—	(4,452)
Issuance of common stock – ESPP	18	—	404	—	—	—	—	—	404
Repurchases of common stock	(3,117)	—	—	—	—	3,117	(70,446)	—	(70,446)
Net income (loss)	—	—	—	111,697	—	—	—	(223)	111,474
Other comprehensive loss	—	—	—	—	(1,339)	—	—	(24)	(1,363)

Balance, September 30, 2018	121,686	$1,248	$1,204,982	$(29,018)	$(25,785)	3,117	$(70,446)	$(569)	$1,080,412

[1]

During the nine months ended September 30, 2018, the Company withheld shares through net share settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees.

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

During the nine months ended September 30, 2018 and the year ended December 31, 2017 GEO declared and paid the following regular cash distributions to its shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Aggregate Payment Amount (in millions)
February 6, 2017	February 17, 2017	February 27, 2017	$0.47	$52.5
April 25, 2017	May 9, 2017	May 19, 2017	$0.47	$58.4
July 10, 2017	July 21, 2017	July 28, 2017	$0.47	$58.3
October 12, 2017	October 23, 2017	October 30, 2017	$0.47	$58.3
February 5, 2018	February 16, 2018	February 27, 2018	$0.47	$58.3
April 11, 2018	April 23, 2018	May 3, 2018	$0.47	$57.4
July 10, 2018	July 20, 2018	July 27, 2018	$0.47	$57.2

Stock Buyback Program

On February14, 2018, the Company announced that its Board of Directors authorized a stock buyback program authorizing the Company to repurchase up to a maximum of $200.0 million of its shares of common stock. The stock buyback program will be funded primarily with cash on hand, free cash flow and borrowings under the Company’s $900 million revolving credit facility (the “Revolver”). The program is effective through October 20, 2020. The stock buyback program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission (“SEC”) requirements. The stock buyback program does not obligate the Company to purchase any specific amount of our common stock and may be suspended or extended at any time at the discretion of the Company’s Board of Directors. During the nine months ended September 30, 2018, the Company purchased 3,117,483 shares of its common stock at a cost of $70.4 million primarily purchased with proceeds from the Company’s Revolver. The Company believes it has the ability to continue to fund the stock buyback program, its debt service requirements and its maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

Prospectus Supplement

On October 20, 2017, the Company filed with the SEC an automatic shelf registration on Form S-3. Under this shelf registration, the Company may, from time to time, sell any combination of securities described in the prospectus in one or more offerings. Each time that the Company may sell securities, the Company will provide a prospectus supplement that will contain specific information about the terms of that offering and the securities being offered. On November 9, 2017, in connection with the shelf registration, the Company filed with the SEC a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $150 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the nine months ended September 30, 2018.

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

The components of accumulated other comprehensive income (loss) attributable to GEO within shareholders’ equity are as follows:

	Nine Months Ended September 30, 2018 (In thousands)
	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc. (1)	Change in fair value of derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2018	$(7,470)	$(11,892)	$(5,084)	$(24,446)
Current-period other comprehensive (loss) income	(5,858)	4,550	(31)	(1,339)

Balance, September 30, 2018	$(13,328)	$(7,342)	$(5,115)	$(25,785)

(1)	The foreign currency translation related to noncontrolling interests was not significant at September 30, 2018 or December 31, 2017.

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

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each time based or performance based option awarded. For options granted during the nine months ended September 30, 2018, the fair value was estimated using the following assumptions: (i) volatility of 39.69%; (ii) expected term of 5.0 years; (iii) risk free interest rate of 2.84%; and (iv) expected dividend yield of 8.70%. A summary of the activity of stock option awards issued and outstanding under Company plans was as follows for the nine months ended September 30, 2018:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at January 1, 2018	1,230	$25.02	7.33	$3,117
Options granted	475	21.60
Options exercised	(97)	19.13
Options forfeited/canceled/expired	(108)	25.24

Options outstanding at September 30, 2018	1,500	$24.30	7.50	$4,849

Options vested and expected to vest at September 30, 2018	1,404	$24.31	7.39	$4,580

Options exercisable at September 30, 2018	656	$23.80	5.93	$2,601

On April 24, 2018, the Company granted approximately 475,000 options to certain employees which had a grant date fair value of $3.64. For the nine months ended September 30, 2018 and September 30, 2017, the amount of stock-based compensation expense related to stock options was $0.7 million and $1.1 million, respectively. As of September 30, 2018, the Company had $2.4 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 3.0 years.

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

A summary of the activity of restricted stock outstanding is as follows for the nine months ended September 30, 2018:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at January 1, 2018	1,770	$30.47
Granted	905	22.70
Vested	(577)	28.52
Forfeited/canceled	(52)	25.00

Restricted stock outstanding at September 30, 2018	2,046	$27.54

During the nine months ended September 30, 2018, the Company granted approximately 905,000 shares of restricted stock to certain employees and executive officers. Of these awards, 352,500 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2018, 2019 and 2020.

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

For the nine months ended September 30, 2018 and September 30, 2017, the Company recognized $15.6 million and $13.8 million, respectively, of compensation expense related to its restricted stock awards. As of September 30, 2018, the Company had $40.0 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 2.4 years.

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

The Plan is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Plan are made on the last day of each month. During the nine months ended September 30, 2018, 17,751 shares of the Company’s common stock were issued in connection with the Plan.

10. EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing the net income attributable to The GEO Group, Inc. by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share were calculated for the three and nine months ended September 30, 2018 and 2017 as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$39,229	$38,453	$111,474	$109,761
Net loss attributable to noncontrolling interests	60	36	223	123

Net income attributable to The GEO Group, Inc.	39,289	38,489	111,697	109,884
Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	119,681	122,251	120,567	119,356

Per share amount	$0.33	$0.31	$0.93	$0.92

Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	119,681	122,251	120,567	119,356
Dilutive effect of equity incentive plans	621	636	488	758

Weighted average shares assuming dilution	120,302	122,887	121,055	120,114

Per share amount	$0.33	$0.31	$0.92	$0.91

Three Months

For the three months ended September 30, 2018, 613,224 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share (“EPS”) because the effect would be anti-dilutive. There were 477,941 common stock equivalents from restricted shares that were anti-dilutive.

For the three months ended September 30, 2017, 681,007 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 818,400 common stock equivalents from restricted shares that were anti-dilutive.

Nine Months

For the nine months ended September 30, 2018, 904,375 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 671,149 common stock equivalents from restricted shares that were anti-dilutive.

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

Australia – Ravenhall

The Company’s Australian subsidiary has entered into interest rate swap agreements to fix the interest rate on its variable rate non-recourse debt related to a correctional facility project in Ravenhall, a locality near Melbourne, Australia to 4.2% during the project’s operating phase. The swaps’ notional amounts coincide with outstanding draws under the project. At September 30, 2018, the swaps had a notional amount of approximately AUD 457 million, or $330.2 million, based on exchange rates at September 30, 2018. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the non-recourse debt and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in the fair value of the interest rate swaps in accumulated other comprehensive income, net of applicable income taxes. Total unrealized gain recorded in other comprehensive income, net of tax, related to this cash flow hedge was $4.6 million during the nine months ended September 30, 2018. The total fair value of the swap liability as of September 30, 2018 was $8.6 million and is recorded as a component of Other Non-Current liabilities within the accompanying consolidated balance sheet. There was no material ineffectiveness for the periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss).

12. DEBT

Debt outstanding as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Senior Credit Facility:
Term loan	$788,000	$794,000
Unamortized discount on term loan	(7,192)	(3,499)
Unamortized debt issuance costs on term loan	(3,032)	(7,612)
Revolver	455,919	270,559

Total Senior Credit Facility	1,233,695	1,053,448
6.00% Senior Notes:
Notes Due in 2026	350,000	350,000
Unamortized debt issuance costs	(4,950)	(5,325)

Total 6.00% Senior Notes Due in 2026	345,050	344,675
5.875% Senior Notes:
Notes Due in 2024	250,000	250,000
Unamortized debt issuance costs	(3,078)	(3,385)

Total 5.875% Senior Notes Due in 2024	246,922	246,615
5.125% Senior Notes:
Notes Due in 2023	300,000	300,000
Unamortized debt issuance costs	(3,712)	(4,184)

Total 5.125% Senior Notes Due in 2023	296,288	295,816
5.875% Senior Notes:
Notes Due in 2022	250,000	250,000
Unamortized debt issuance costs	(2,702)	(3,241)

Total 5.875% Senior Notes Due in 2022	247,298	246,759
Non-Recourse Debt	357,692	394,008
Unamortized debt issuance costs on non-recourse debt	(5,159)	(9,322)
Unamortized discount on non-recourse debt	(186)	(271)

Total Non-Recourse Debt	352,347	384,415
Capital Lease Obligations	6,412	7,431
Other debt	2,604	2,728

Total debt	2,730,616	2,581,887
Current portion of capital lease obligations, long-term debt and non-recourse debt	(340,143)	(28,920)
Capital Lease Obligations, long-term portion	(4,954)	(6,059)
Non-Recourse Debt, long-term portion	(22,201)	(365,364)

Long-Term Debt	$2,363,318	$2,181,544

Amended and Restated Credit Agreement

On April 30, 2018, GEO entered into Amendment No. 1 to Third Amended and Restated Credit Agreement (the “Credit Agreement”) by and among the Refinancing Lenders party thereto, the other lenders party thereto, GEO and GEO Corrections Holdings, Inc. and BNP Paribas, as Administrative Agent. The amendment, among other things, provides for the refinancing of all of GEO’s existing senior secured term loans with refinancing term loans in the aggregate principal amount of $792.0 million and makes certain other modifications to GEO’s senior secured credit agreement. The interest rate applicable to the refinancing term loans is equal to LIBOR plus 2.00% (with a LIBOR floor of 0.75%). The amendment was considered to be a modification and loan costs of approximately $1.0 million were incurred and capitalized in connection with the transaction.

The Credit Agreement evidences a credit facility (the “Credit Facility”) consisting of the $792.0 million term loan discussed above (the “Term Loan”) bearing interest at LIBOR plus 2.00% (with a LIBOR floor of 0.75%), and a $900.0 million Revolver initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD275 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars under the Australian Dollar Letter of Credit Facility (the “Australian LC Facility”). As of September 30, 2018, there were no letters of credit issued under the Australian LC Facility. Amounts to be borrowed by GEO under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The Term Loan component is scheduled to mature on March 23, 2024. The revolving credit commitment component is scheduled to mature on May 19, 2021. The Credit Agreement also has an accordion feature of $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

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

On August 18, 2016, the Company executed a Letter of Offer by and among GEO and HSBC Bank Australia Limited (the “Letter of Offer”) providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of approximately AUD100 million, or $72.2 million, based on exchange rates in effect as of September 30, 2018 (collectively, the “Bank Guarantee Facility”). The Bank Guarantee Facility allows GEO to provide letters of credit to assure performance of certain obligations of its wholly owned subsidiary relating to its correctional facility in Ravenhall, located near Melbourne, Australia. The Bank Guarantee Facility is unsecured. The issuance of letters of credit under the Bank Guarantee Facility is subject to the satisfaction of the conditions precedent specified in the Letter of Offer. Letters of credit issued under the bank guarantee lines are due on demand and letters of credit issued under the bank guarantee/standby sub-facility cannot have a duration exceeding twelve months. The Bank Guarantee Facility may be terminated by HSBC Bank Australia Limited on 90 days written notice. As of September 30, 2018, there was AUD100 million in letters of credit issued under the Bank Guarantee Facility.

As of September 30, 2018, the Company had approximately $788 million in aggregate borrowings outstanding under the Term Loan, approximately $456 million in borrowings under the Revolver, and approximately $70 million in letters of credit which left approximately $374 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of September 30, 2018 was 4.3%.

6.00% Senior Notes due 2026

Interest on the 6.00% Senior Notes accrues at the stated rate. The Company pays interest semi-annually in arrears on April 15 and October 15 of each year. On or after April 15, 2019, the Company may, at its option, redeem all or part of the 6.00% Senior Notes at the redemption prices set forth in the indenture governing the 6.00% Senior Notes. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors. Refer to Note 17- Condensed Consolidating Financial Information.

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

Non-Recourse Debt

Northwest Detention Center

The remaining balance of the original debt service requirement under the $54.4 million note payable (“2011 Revenue Bonds”) to WEDFA is $30.0 million, of which $7.0 million is classified as current in the accompanying consolidated balance sheet as of September 30, 2018. The payment of principal and interest on the 2011 Revenue Bonds issued by WEDFA is non-recourse to GEO. The 2011 Revenue Bonds will mature in October 2021 with fixed coupon rates of 5.25%.

As of September 30, 2018, included in current restricted cash and cash equivalents is $8.3 million of funds held in trust for debt service and other reserves with respect to the above mentioned note payable to WEDFA.

Australia – Ravenhall

In connection with a design and build correctional facility project agreement with the State, the Company entered into a syndicated facility agreement (the “Construction Facility”) with National Australia Bank Limited to provide debt financing for construction of the project. The Construction Facility provided for non-recourse funding up to AUD 791.0 million, or approximately $571.5 million, based on exchange rates as of September 30, 2018. Construction draws were funded throughout the project according to a fixed utilization schedule as defined in the Construction Facility. The term of the Construction Facility is through September 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. The project was developed under a public-private partnership financing structure with a capital contribution from the Company, which was made in January 2017, of approximately AUD115 million, or $83.1 million, based on exchange rates as of September 30, 2018. The Company has begun negotiations for a refinancing transaction and anticipates completion of the refinancing transaction in the first quarter of 2019. As the Company currently does not yet have a financing agreement in place, the balance has been presented as current in the accompanying consolidated balance sheet as of September 30, 2018. In accordance with the terms of the Construction Facility, upon completion and commercial acceptance of the correctional facility in the fourth quarter of 2017, in accordance with the contract, the State made a lump sum payment of AUD310 million, or approximately $224 million, based on exchange rates as of September 30, 2018, towards a portion of the outstanding principal. The remaining outstanding principal balance will be repaid over the term of the operating agreement. As of September 30, 2018, approximately $328 million was outstanding under the Construction Facility. The Company also entered into interest rate swap and interest rate cap agreements related to its non-recourse debt in connection with the project. Refer to Note 11 – Derivative Financial Instruments.

Guarantees

Australia

The Company has entered into a guarantee in connection with the operating performance of a facility in Australia. The obligation amounted to approximately AUD 100.0 million, or $72.2 million, based on exchange rates as of September 30, 2018. The guarantee is secured by outstanding letters of credit under the Company’s Revolver as of September 30, 2018.

At September 30, 2018, the Company also had ten other letters of credit outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $14.7 million.

South Africa

In connection with the creation of South African Custodial Services Pty. Limited (“SACS”), the Company had entered into certain guarantees related to the financing, construction and operation of the prison. The Company had guaranteed certain obligations of SACS under its debt agreements to SACS’ senior lenders through the issuance of letters of credit under the Company’s Revolver. In July 2018, SACS settled all amounts due under the debt facilities and has therefore discharged the guaranteed obligations, therefore the guarantees related to these obligations were no longer necessary and the letters of credit were not renewed. Additionally, SACS is required to maintain funding in a rectification account maintained for the payment of certain costs in the event of contract termination. SACS has met the required funding obligation and there is no further requirement to maintain the required funding amount.

In addition to the above, the Company had also agreed to provide a loan, if required, of up to 20 million South African Rand, or $1.5 million based on exchange rates as of September 30, 2018, referred to as the shareholder’s standby facility, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the shareholder’s standby facility. The Company’s obligations under the shareholder’s standby facility expire upon the earlier of full funding or SACS’s release from its obligations under the common terms agreement. SACS’ obligations in terms of the common terms agreements will expire in February 2019 with the final payment of the facility management fees when the Company’s obligations under the shareholder’s standby facility have expired.

The Company had also guaranteed certain obligations of SACS to the security trustee for SACS’ lenders. The Company secured its guarantee to the security trustee by ceding its rights to claims against SACS in respect of any loans or other finance agreements, and by pledging the Company’s shares in SACS. The Company’s liability under the guarantee is limited to the cession and pledge of shares. The guarantee will expire in February 2019 when all SACS obligation in terms of the finance agreements have been settled.

United Kingdom

In connection with the creation of GEOAmey, the Company and its joint venture partner guarantee the availability of working capital in equal proportion to ensure that GEOAmey can comply with current and future contractual commitments related to the performance of its operations. The Company and the 50% joint venture partner had each extended a £12 million line of credit, or $15.6 million, based on exchange rates as of September 30, 2018, of which £1.3 million, or $1.7 million, based on exchange rates as of September 30, 2018, was outstanding as of September 30, 2018 to each joint venture partner. The Company’s maximum exposure relative to the joint venture is its note receivable of approximately $1.7 million, which is included in Other Non-Current Assets in the accompanying consolidated balance sheets, and any future financial support necessary to guarantee performance under the contract. In October 2018, the note receivable to each joint venture partner was paid off in full.

Except as discussed above, the Company does not have any off balance sheet arrangements.

13. COMMITMENTS, CONTINGENCIES AND OTHER

Litigation, Claims and Assessments

As previously reported and described in our prior periodic reports, including most recently in our Form 10-Q for the quarter ended June 30, 2018, on February 8, 2017, the Attorney General of the State of Mississippi filed a lawsuit in the Circuit Court for the First Judicial District of Hinds County, Mississippi against the Company, Cornell Companies, Inc., a subsidiary of the Company, Christopher B. Epps, the former Commissioner of the Mississippi Department of Corrections, and Cecil McCrory, a former consultant of the Company, alleging several statutory and common law claims. On July 16, 2018, the Company entered into a negotiated settlement and release agreement and the case was dismissed with no admission of liability by the Company. The negotiated settlement included a monetary payment to the State of Mississippi and such payment did not have a material effect on our results of operations, financial condition or cash flows.

On October 22, 2014, former civil immigration detainees at the Aurora Immigration Detention Center filed a class action lawsuit against the Company in the United States District Court for the District of Colorado (the “Court”). The complaint alleges that the Company was in violation of the Colorado Minimum Wages of Workers Act and the federal Trafficking Victims Protection Act (“TVPA”). The plaintiff class claims that the Company was unjustly enriched as a result of the level of payment the detainees received for work performed at the facility, even though the voluntary work program as well as the wage rates and standards associated with the program that are at issue in the case are authorized by the Federal government under guidelines approved by the United States Congress. On July 6, 2015, the Court found that detainees were not employees under the Colorado Minimum Wage Order and dismissed this claim. In February 2017, the Court granted the plaintiff-class’ motion for class certification which the Company appealed to the 10th Circuit Court of Appeals. On February 9, 2018, a three-judge panel of the appellate court affirmed the class-certification order. A petition for rehearing en banc was denied on March 7, 2018. On October 2, 2018, the U.S. Supreme Court denied the Company’s petition for a writ of certiorari on the class certification order. The plaintiff class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the Court may deem proper. In the time since the Colorado suit was initially filed, three similar lawsuits have been filed – two in Washington and one in California. In Washington, one of the two lawsuits was filed on September 9, 2017 by immigration detainees against the Company in the U.S. District Court for the Western District of Washington. The second was filed on September 20, 2017 by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western

District of Washington on October 9, 2017. In California, a class-action lawsuit was filed on December 19, 2017 by immigration detainees against the Company in the U.S. District Court Eastern Division of the Central District of California. All three lawsuits allege violations of the respective state’s minimum wage laws. However, the California lawsuit, like the Colorado suit, also includes claims based that the Company violated the TVPA and California’s equivalent state statute. The Company intends to take all necessary steps to vigorously defend itself and has consistently refuted the allegations and claims in these lawsuits. The Company has not recorded an accrual relating to these matters at this time, as a loss is not considered probable nor reasonably estimable at this stage of the lawsuit.

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

Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing capital projects will be approximately $229.4 million of which $188.7 million was spent through the first nine months of 2018. The Company estimates the remaining capital requirements related to these capital projects will be $40.7 million which will be spent through 2019.

Idle Facilities

As of September 30, 2018, the Company is marketing approximately 4,700 vacant beds at four of its U.S. Corrections & Detention idle facilities to potential customers. The carrying values of these idle facilities, which are included in Property and Equipment, Net in the accompanying consolidated balance sheets, totaled $124.1 million as of September 30, 2018, excluding equipment and other assets that can be easily transferred for use at other facilities. There was no indication of impairment related to the Company’s idle facilities at September 30, 2018.

14. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the U.S. Corrections & Detention segment; the GEO Care segment; the International Services segment; and the Facility Construction & Design segment. The Company’s segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues:
U.S. Corrections & Detention	$379,351	$365,071	$1,107,016	$1,073,840
GEO Care	141,808	134,610	431,819	377,740
International Services	62,371	45,641	193,121	130,261
Facility Construction & Design [1]	—	21,437	—	112,602

Total revenues	$583,530	$566,759	$1,731,956	$1,694,443

Operating income (loss) from segments:
U.S. Corrections & Detention	$77,885	$77,551	$224,386	$224,838
GEO Care	35,959	31,293	102,795	94,062
International Services	3,583	3,410	10,927	8,413
Facility Construction & Design [1]	—	(278)	—	(1,620)

Operating income from segments	$117,427	$111,976	$338,108	$325,693

[1]	Facility Construction & Design activity related to the Company’s Ravenhall correctional facility project which was completed during the fourth quarter of 2017.

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Total operating income from segments	$117,427	$111,976	$338,108	$325,693
Unallocated amounts:
General and Administrative Expenses	(47,647)	(49,074)	(136,927)	(143,866)
Net Interest Expense	(29,563)	(24,071)	(84,585)	(70,731)

Income before income taxes and equity in earnings of affiliates	$40,217	$38,831	$116,596	$111,096

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

The Company has recorded $2.2 million and $5.9 million in earnings, net of tax, for SACS operations during the three and nine months ended September 30, 2018, and $1.1 million and $3.4 million in earnings, net of tax, for SACS operations during the three months and nine months ended September 30, 2017, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of September 30, 2018 and December 31, 2017, the Company’s investment in SACS was $12.8 million and $18.1 million, respectively, and represents its share of cumulative reported earnings.

The Company has recorded $0.6 million and $1.2 million in earnings, net of tax, for GEO Amey’s operations during the three and nine months ended September 30, 2018, and $0.2 million and $0.8 million for the three and nine months ended September 30, 2017, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of September 30, 2018 and December 31, 2017, the Company’s investment in GEOAmey was $3.9 million and $2.7 million, respectively, and represents its share of cumulative reported earnings.

15. BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$32,820	$28,624
Service cost	900	1,001
Interest cost	931	1,228
Actuarial loss	—	2,474
Benefits paid	(396)	(507)

Projected benefit obligation, end of period	$34,255	$32,820

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	396	507
Benefits paid	(396)	(507)

Plan assets at fair value, end of period	$—	$—

Unfunded Status of the Plan	$(34,255)	$(32,820)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Components of Net Periodic Benefit Cost
Service cost	$300	$250	$900	$751
Interest cost	310	307	931	921
Net loss	133	73	399	218

Net periodic pension cost	$743	$630	$2,230	$1,890

The long-term portion of the pension liability as of September 30, 2018 and December 31, 2017 was $33.9 million and $32.4 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

16. RECENT ACCOUNTING PRONOUNCEMENTS

The Company implemented the following accounting standards during the nine months ended September 30, 2018:

In May 2014, the Financial Accounting Standards Board (“FASB”), issued a new standard related to revenue recognition (ASU 2014-09, “Revenue from Contracts with Customers”. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective transition method). The new standard became effective for the Company beginning on January 1, 2018 and the Company used the modified retrospective transition method to implement this standard. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows. Disclosures related to the nature, amount and timing of revenue and cash flows arising from contracts with customers are included in Note 2 – Revenue Recognition.

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

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory,” as a part of its simplification initiative. The amendments in this standard require entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Under prior generally accepted accounting principles, the recognition of current and deferred income taxes for an intra-entity asset transfer was prohibited until the asset has been sold to an outside party. The new standard became effective for the Company on January 1, 2018. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the adoption period. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows – Restricted Cash,” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard became effective for the Company on January 1, 2018 and was applied using a retrospective transition method to each period presented. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows. As a result of the adoption of this standard, the Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 has been retrospectively adjusted. Refer to Note 7 – Restricted Cash and Cash Equivalents for additional disclosures required under the standard.

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

The following accounting standards will be adopted in future periods:

In August 2018, the FASB issued ASU No. 2018-14 “Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715.20)” as a part of its disclosure framework project. The amendments in this update remove, modify and add certain disclosures primarily related to amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, explanations for reasons for significant gains and losses related to changes in the benefit obligation for the period, and projected and accumulated benefit obligations. The new standard is effective for the Company beginning January 1, 2021. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU No. 2018-13 “Fair Value Measurement (Topic 820)” as a part of its disclosure framework project. The amendments in this update remove, modify and add certain disclosures primarily related to transfers between Level 1 and Level 2 of the fair value hierarchy, various disclosures related to Level 3 fair value measurements and investments in certain entities that calculate net asset value. The new standard is effective for the Company beginning January 1, 2020. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2018, the FASB issued ASU No. 2018-07 “Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting” as a part of its Simplification Initiative. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the period of time over which share-based payment awards vest and the pattern of cost recognition over that period. The amendment specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606-”Revenue from Contracts with Customers.” The new standard is effective for the Company beginning January 1, 2019. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In August 2017, the FASB issued ASU No. 2017-12 “Derivatives and Hedging – Targeted Improvements to Accounting for Hedging Activities.” The objective of this guidance is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. Certain of the amendments in this update as they relate to cash flow hedges, eliminate the requirement to separately record hedge ineffectiveness currently in earnings. Instead, the entire change in the fair value of the hedging instrument is recorded in other comprehensive income. Those amounts are reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings. The new standard is effective for the Company beginning January 1, 2019. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2016, FASB issued ASU 2016-02, “Leases,” which requires entities to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. For finance leases and operating leases, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term with each initially measured at the present value of the lease payments. The FASB has recently issued several amendments to the standard, including accounting for land easements. The amendments in ASU 2016-02 are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11 which provides for an optional transition method where an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current generally accepted accounting principles (Topic 940, “Leases”). Alternatively, lessees and lessors can elect to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company has elected to apply the new lease standard at the adoption date on January 1, 2019 under the optional transition method as outlined in ASU 2018-11. There are also several practical expedients that entities may elect upon transition relating to short-term leases (twelve-month terms or less), non-lease components, reassessing certain lease decision points for existing leases, using hindsight in determining the lease term and land easements. With regard to these practical expedients, the Company has elected not to apply the recognition requirements to lease arrangements that have terms of twelve months or less. The Company has also elected to not reassess the major lease decision points for existing leases (whether a contract contains a lease, how a lease should be classified and whether previously capitalized initial direct costs meet the new standard definition). The Company has implemented a lease management software application tool and is currently assessing the impact that the adoption of ASU 2016-02 will have on its consolidated financial position or results of operations, but expects that it will result in a significant increase in its long-term assets and liabilities given the significant number of leases as disclosed in Note 17 – Commitments and Contingencies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on the Company’s results of operations or financial position.

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of September 30, 2018, the Company’s 6.00% Senior Notes, 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 were fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”). The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended September 30, 2018
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$208,607	$479,175	$65,028	$(169,280)	$583,530
Operating expenses	171,038	379,892	53,156	(169,280)	434,806
Depreciation and amortization	6,742	23,621	934	—	31,297
General and administrative expenses	16,878	25,568	5,201	—	47,647

Operating income	13,949	50,094	5,737	—	69,780
Interest income	3,415	1,159	8,660	(4,806)	8,428
Interest expense	(20,765)	(13,714)	(8,318)	4,806	(37,991)

Income (loss) before income taxes and equity in earnings of affiliates	(3,401)	37,539	6,079	—	40,217
Income tax provision	162	2,446	1,115	—	3,723
Equity in earnings of affiliates, net of income tax provision	—	—	2,735	—	2,735

Income (loss) before equity in income of consolidated subsidiaries	(3,563)	35,093	7,699	—	39,229
Income from consolidated subsidiaries, net of income tax provision	42,792	—	—	(42,792)	—

Net income	39,229	35,093	7,699	(42,792)	39,229
Net loss attributable to noncontrolling interests	—	—	60	—	60

Net income attributable to The GEO Group, Inc.	$39,229	$35,093	$7,759	$(42,792)	$39,289

Net income	$39,229	$35,093	$7,699	$(42,792)	$39,229
Other comprehensive income (loss), net of tax	—	(761)	205	—	(556)

Total comprehensive income	$39,229	$34,332	$7,904	$(42,792)	$38,673
Comprehensive loss attributable to noncontrolling interests	—	—	72	—	72

Comprehensive income attributable to The GEO Group, Inc.	$39,229	$34,332	$7,976	$(42,792)	$38,745

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended September 30, 2017
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$171,553	$464,140	$69,698	$(138,632)	$566,759
Operating expenses	139,165	364,834	57,767	(138,632)	423,134
Depreciation and amortization	6,104	24,623	922	—	31,649
General and administrative expenses	14,699	28,066	6,309	—	49,074

Operating income	11,585	46,617	4,700	—	62,902
Interest income	2,688	1,629	14,871	(4,540)	14,648
Interest expense	(18,148)	(13,093)	(12,018)	4,540	(38,719)

Income before income taxes and equity in earnings of affiliates	(3,875)	35,153	7,553	—	38,831
Income tax provision	147	811	762	—	1,720
Equity in earnings of affiliates, net of income tax provision	—	—	1,342	—	1,342

Income (loss) before equity in income of consolidated subsidiaries	(4,022)	34,342	8,133	—	38,453
Income from consolidated subsidiaries, net of income tax provision	42,475	—	—	(42,475)	—

Net income	38,453	34,342	8,133	(42,475)	38,453
Net loss attributable to noncontrolling interests	—	—	36	—	36

Net income attributable to The GEO Group, Inc.	$38,453	$34,342	$8,169	$(42,475)	$38,489

Net income	$38,453	$34,342	$8,133	$(42,475)	$38,453
Other comprehensive income, net of tax	—	64	1,561	—	1,625

Total comprehensive income	$38,453	$34,406	$9,694	$(42,475)	$40,078
Comprehensive loss attributable to noncontrolling interests	—	—	34	—	34

Comprehensive income attributable to The GEO Group, Inc.	$38,453	$34,406	$9,728	$(42,475)	$40,112

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30, 2018
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$606,424	$1,412,868	$201,090	$(488,426)	$1,731,956
Operating expenses	483,982	1,138,897	164,859	(488,426)	1,299,312
Depreciation and amortization	19,766	71,759	3,011	—	94,536
General and administrative expenses	47,499	73,753	15,675	—	136,927

Operating income	55,177	128,459	17,545	—	201,181
Interest income	10,998	4,023	26,951	(15,778)	26,194
Interest expense	(59,034)	(42,133)	(25,390)	15,778	(110,779)

Income before income taxes and equity in earnings of affiliates	7,141	90,349	19,106	—	116,596
Income tax provision	1,055	6,188	4,950	—	12,193
Equity in earnings of affiliates, net of income tax provision	—	—	7,071	—	7,071

Income before equity in income of consolidated subsidiaries	6,086	84,161	21,227	—	111,474
Income from consolidated subsidiaries, net of income tax provision	105,388	—	—	(105,388)	—

Net income	111,474	84,161	21,227	(105,388)	111,474
Net loss attributable to noncontrolling interests	—	—	223	—	223

Net income attributable to The GEO Group, Inc.	$111,474	$84,161	$21,450	$(105,388)	$111,697

Net income	$111,474	$84,161	$21,227	$(105,388)	$111,474
Other comprehensive income (loss), net of tax	—	(31)	(1,332)	—	(1,363)

Total comprehensive income	$111,474	$84,130	$19,895	$(105,388)	$110,111
Comprehensive loss attributable to noncontrolling interests	—	—	247	—	247

Comprehensive income attributable to The GEO Group, Inc.	$111,474	$84,130	$20,142	$(105,388)	$110,358

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30, 2017
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$520,986	$1,342,620	$250,618	$(419,781)	$1,694,443
Operating expenses	406,576	1,076,232	213,259	(419,781)	1,276,286
Depreciation and amortization	18,319	71,404	2,741	—	92,464
General and administrative expenses	43,939	78,479	21,448	—	143,866

Operating income	52,152	116,505	13,170	—	181,827
Interest income	12,793	2,858	39,175	(15,855)	38,971
Interest expense	(51,391)	(41,353)	(32,813)	15,855	(109,702)

Income before income taxes and equity in earnings of affiliates	13,554	78,010	19,532	—	111,096
Income tax provision	441	3,058	2,091	—	5,590
Equity in earnings of affiliates, net of income tax provision	—	—	4,255	—	4,255

Income before equity in income of consolidated subsidiaries	13,113	74,952	21,696	—	109,761
Income from consolidated subsidiaries, net of income tax provision	96,648	—	—	(96,648)	—

Net income	$109,761	$74,952	$21,696	$(96,648)	$109,761
Net loss attributable to noncontrolling interests	—	—	123	—	123

Net income attributable to The GEO Group, Inc.	$109,761	$74,952	$21,819	$(96,648)	$109,884

Net income	$109,761	$74,952	$21,696	$(96,648)	$109,761
Other comprehensive income, net of tax	—	175	4,586	—	4,761

Total comprehensive income	$109,761	$75,127	$26,282	$(96,648)	$114,522
Comprehensive loss attributable to noncontrolling interests	—	—	119	—	119

Comprehensive income attributable to The GEO Group, Inc.	$109,761	$75,127	$26,401	$(96,648)	$114,641

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

	As of September 30, 2018
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$9,193	$18,059	$38,755	$—	$66,007
Restricted cash and cash equivalents	5,652	—	49,279	—	54,931
Accounts receivable, less allowance for doubtful accounts	178,579	187,231	33,695	4,105	403,610
Contract receivable, current portion	—	—	9,420	—	9,420
Prepaid expenses and other current assets	2,153	26,183	11,037	(1,786)	37,587

Total current assets	195,577	231,473	142,186	2,319	571,555

Restricted Cash and Investments	—	23,476	5,463	—	28,939
Property and Equipment, Net	843,558	1,217,597	86,850	—	2,148,005
Non-Current Contract Receivable	—	—	384,794	—	384,794
Assets Held for Sale	705	1,929	—	—	2,634
Intercompany Receivable	980,555	126,525	24,460	(1,131,540)	—
Non-Current Deferred Income Tax Assets	863	23,913	1,501	—	26,277
Goodwill	—	775,955	413	—	776,368
Intangible Assets, Net	—	237,345	602	—	237,947
Investment in Subsidiaries	1,516,564	458,229	2,190	(1,976,983)	—
Other Non-Current Assets	8,711	115,759	20,245	(78,895)	65,820

Total Assets	$3,546,533	$3,212,201	$668,704	$(3,185,099)	$4,242,339

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$11,967	$64,568	$5,749	$—	$82,284
Accrued payroll and related taxes	—	33,424	20,173	—	53,597
Accrued expenses and other current liabilities	43,371	121,258	30,511	2,319	197,459
Current portion of capital lease obligations, long-term debt and non-recourse debt	8,000	1,998	330,145	—	340,143

Total current liabilities	63,338	221,248	386,578	2,319	673,483

Non-Current Deferred Income Tax Liabilities	—	—	8,757	—	8,757
Intercompany Payable	118,478	979,528	33,534	(1,131,540)	—
Other Non-Current Liabilities	1,337	157,333	9,439	(78,895)	89,214
Capital Lease Obligations	—	4,954	—	—	4,954
Long-Term Debt	2,282,399	—	80,919	—	2,363,318
Non-Recourse Debt	—	—	22,201	—	22,201
Commitments & Contingencies and Other
Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,080,981	1,849,138	127,845	(1,976,983)	1,080,981
Noncontrolling Interests	—	—	(569)	—	(569)

Total Shareholders’ Equity	1,080,981	1,849,138	127,276	(1,976,983)	1,080,412

Total Liabilities and Shareholders’ Equity	$3,546,533	$3,212,201	$668,704	$(3,185,099)	$4,242,339

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

	As of December 31, 2017
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$54,666	$—	$26,711	$—	$81,377
Restricted cash and cash equivalents	—	—	44,932	—	44,932
Accounts receivable, less allowance for doubtful accounts	130,354	225,029	34,533	—	389,916
Contract receivable, current portion	—	—	18,142	—	18,142
Prepaid expenses and other current assets	2,589	24,163	18,590	—	45,342

Total current assets	187,609	249,192	142,908	—	579,709

Restricted Cash and Investments	—	25,715	2,284	—	27,999
Property and Equipment, Net	777,404	1,209,816	90,903	—	2,078,123
Assets Held for Sale	—	3,915	—	—	3,915
Non-Current Contract Receivable	—	—	404,309		404,309
Intercompany Receivable	1,130,189	88,534	28,218	(1,246,941)	—
Non-Current Deferred Income Tax Assets	863	23,913	1,501	—	26,277
Goodwill	—	778,504	447	—	778,951
Intangible Assets, Net	—	254,531	808	—	255,339
Investment in Subsidiaries	1,336,665	456,076	2,190	(1,794,931)	—
Other Non-Current Assets	11,141	115,330	25,210	(79,395)	72,286

Total Assets	$3,443,871	$3,205,526	$698,778	$(3,121,267)	$4,226,908

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$20,643	$65,475	$6,469	$—	$92,587
Accrued payroll and related taxes	—	51,780	19,952	—	71,732
Accrued expenses and other current liabilities	40,344	115,636	20,344	—	176,324
Current portion of capital lease obligations, long-term debt and non-recourse debt	8,000	1,870	19,050	—	28,920

Total current liabilities	68,987	234,761	65,815	—	369,563

Non-Current Deferred Income Tax Liabilities	—	—	8,757	—	8,757
Intercompany Payable	79,984	1,129,590	37,367	(1,246,941)	—
Other Non-Current Liabilities	4,674	157,200	14,223	(79,395)	96,702
Capital Lease Obligations	—	6,059	—	—	6,059
Long-Term Debt	2,090,985	—	90,559	—	2,181,544
Non-Recourse Debt	—	—	365,364	—	365,364
Commitments & Contingencies and Other
Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,199,241	1,677,916	117,015	(1,794,931)	1,199,241
Noncontrolling Interests	—	—	(322)	—	(322)

Total Shareholders’ Equity	1,199,241	1,677,916	116,693	(1,794,931)	1,198,919

Total Liabilities and Shareholders’ Equity	$3,443,871	$3,205,526	$698,778	$(3,121,267)	$4,226,908

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30, 2018
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:

Net cash provided by operating activities	$112,599	$70,040	$37,584	$220,223

Cash Flow from Investing Activities:
Insurance proceeds – damaged property	—	5,998	—	5,998
Proceeds from sale of property and equipment	—	—	2,061	2,061
Proceeds from sale of assets held for sale	—	3,797	—	3,797
Change in restricted investments	—	(2,413)	—	(2,413)
Capital expenditures	(95,461)	(64,015)	(2,014)	(161,490)

Net cash (used in) provided by investing activities	(95,461)	(56,633)	47	(152,047)

Cash Flow from Financing Activities:
Proceeds from long-term debt	372,000	—	—	372,000
Payments on long-term debt	(183,000)	—	(3,033)	(186,033)
Payments on non-recourse debt	—	—	(9,636)	(9,636)
Taxes paid related to net share settlements of equity awards	(4,452)	—	—	(4,452)
Proceeds from issuance of common stock in connection with ESPP	404	—	—	404
Payment for repurchases of common stock	(70,446)	—	—	(70,446)
Debt issuance costs	(990)	—	—	(990)
Proceeds from stock options exercised	1,781	—	—	1,781
Dividends paid	(172,256)	—	—	(172,256)

Net cash used in financing activities	(56,959)	—	(12,669)	(69,628)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	—	—	(5,392)	(5,392)

Net (Decrease) Increase in Cash. Cash Equivalents and Restricted Cash and Cash Equivalents	(39,821)	13,407	19,570	(6,844)
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	54,666	4,952	73,927	133,545

Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$14,845	$18,359	$93,497	$126,701

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30, 2017
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:

Net cash provided by (used in) operating activities	$15,303	$79,088	$(36,486)	$57,905

Cash Flow from Investing Activities:
Acquisition of CEC, net of cash acquired	(353,555)	—	—	(353,555)
Proceeds from sale of property and equipment	845	—	11	856
Insurance proceeds – damaged property	86	—	—	86
Change in restricted investments	—	(3,810)	—	(3,810)
Capital expenditures	(34,679)	(61,432)	(8,019)	(104,130)

Cash used in by investing activities	(387,303)	(65,242)	(8,008)	(460,553)

Net cash used in investing activities
Cash Flow from Financing Activities:
Proceeds from long-term debt	1,324,865	—	—	1,324,865
Payments on long-term debt	(1,093,088)	—	—	(1,093,088)
Payments on non-recourse debt	—	—	(68,887)	(68,887)
Proceeds from non-recourse debt	—	—	123,785	123,785
Taxes paid related to net share settlements of equity awards	(4,122)	—	—	(4,122)
Issuance of common stock under prospectus supplement	275,867	—	—	275,867
Proceeds from issuance of common stock in connection with ESPP	—	—	382	382
Debt issuance costs	(8,701)	—	(769)	(9,470)
Proceeds from stock options exercised	6,786	—	—	6,786
Dividends paid	(169,152)	—	—	(169,152)

Net cash provided by financing activities	332,455	—	54,511	386,966
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	—	—	863	863

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(39,545)	13,846	10,880	(14,819)
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	45,736	4,922	39,699	90,357

Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$6,191	$18,768	$50,579	$75,538

18. SUBSEQUENT EVENTS

Dividend

On October 15, 2018, the Board of Directors declared a quarterly cash dividend of $0.47 per share of common stock which was paid on November 2, 2018 to shareholders of record as of the close of business on October 26, 2018.

Hurricane Michael

On October 10, 2018, Hurricane Michael impacted the Florida Panhandle, which resulted in widespread damage to the area. As a result, the Company’s managed-only Bay Correctional Facility was impacted and incurred significant property damage. As a result, inmates housed in that facility have been temporarily re-located to other facilities. The Company is continuing to make a full assessment of the extent of the impact.

The Company maintains property and business interruption insurance, subject to certain deductibles, and is currently assessing claims under such policies; however, the timing and amount of insurance proceeds are uncertain and may not be sufficient to cover all losses. Timing differences are likely to exist between the capital expenditures made to repair or restore the property and recognition and receipt of insurance proceeds reflected in our financial statements. The Company expects that its results of operations related to the facility will be adversely impacted in the near term.

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

•

our ability to identify suitable acquisitions, and to successfully complete and integrate such acquisitions on satisfactory terms, to enhance occupancy levels and the financial performance of assets acquired and estimate the synergies to be achieved as a result of such acquisitions;

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

At September 30, 2018, our worldwide operations include the management and/or ownership of approximately 96,000 beds at 136 correctional, detention and reentry facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 192,000 offenders and pre-trial defendants, including approximately 100,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

For the nine months ended September 30, 2018 and September 30, 2017, we had consolidated revenues of $1,732.0 million and $1,694.4 million, respectively. We maintained an average company wide facility occupancy rate of 93.2% including 88,480 active beds and excluding 7,068 idle beds which includes those being marketed to potential customers for the nine months ended September 30, 2018, and 91.0% including 87,823 active beds and excluding 8,272 idle beds which includes those being marketed to potential customers and beds under development for the nine months ended September 30, 2017.

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

During the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively, we declared and paid the following regular cash distributions to our shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Aggregate Payment Amount (in millions)
February 6, 2017	February 17, 2017	February 27, 2017	$0.47	$52.5
April 25, 2017	May 9, 2017	May 19, 2017	$0.47	$58.4
July 10, 2017	July 21, 2017	July 28, 2017	$0.47	$58.3
October 12, 2017	October 23, 2017	October 30, 2017	$0.47	$58.3
February 5, 2018	February 16, 2018	February 27, 2018	$0.47	$58.3
April 11, 2018	April 23, 2018	May 3, 2018	$0.47	$57.4
July 10, 2018	July 20, 2018	July 27, 2018	$0.47	$57.2

On October 15, 2018, the Board declared a quarterly cash dividend of $0.47 per share of common stock which was paid on November 2, 2018 to shareholders of record as of the close of business on October 26, 2018.

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 26, 2018, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the fiscal year ended December 31, 2017.

Fiscal 2018 Developments

Stock Buyback Program

On February14, 2018, we announced that our Board of Directors authorized a stock buyback program authorizing us to repurchase up to a maximum of $200.0 million of our shares of common stock. The stock buyback program will be funded primarily with cash on hand, free cash flow and borrowings under our Revolver. The program is effective through October 20, 2020. The stock buyback program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission requirements. The stock buyback program does not obligate us to purchase any specific amount of our common stock and may be suspended or extended at any time at the discretion of our Board of Directors. During the nine months ended September 30, 2018, we purchased 3,117,483 shares of our common stock at a cost of $70.4 million primarily purchased with proceeds from our Revolver. We believe that we have the ability to continue to fund the stock buyback program, our debt service requirements and our maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

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

With respect to the Parklea Centre in Australia, we were unfortunately unsuccessful during the current competitive rebid process and we expect to transition the management contract in March of 2019. Upon transition, due to the requirements under the labor and employment laws in Australia, we may incur certain transition costs related to employee compensation and benefits. Any such costs are not expected to be material to our results of operations, financial condition or cash flows.

Effective in April 2018, our contract for the management of the 1,576-bed Allen Correctional Center in Kinder, Louisiana, terminated.

Idle Facilities

As of September 30, 2018, we are marketing approximately 4,700 vacant beds at four of our idle facilities to potential customers. The carrying values of these idle facilities totaled approximately $124.1 million as of September 30, 2018, excluding equipment and other assets that can be easily transferred for use at other facilities.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2018, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. With respect to the adoption of ASC Topic 606, “Revenue from Contracts with Customers” on January 1, 2018, refer to Note 2 – Revenue Recognition of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional disclosures related to our revenue recognition policies.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of Third Quarter 2018 and Third Quarter 2017

Revenues

	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$379,351	65.0%	$365,071	64.3%	$14,280	3.9%
GEO Care	141,808	24.3%	134,610	23.8%	7,198	5.3%
International Services	62,371	10.7%	45,641	8.1%	16,730	36.7%
Facility Construction & Design	—	—%	21,437	3.8%	(21,437)	(100.0)%

Total	$583,530	100.0%	$566,759	100.0%	$16,771	3.0%

U.S. Corrections & Detention

Revenues increased in Third Quarter 2018 compared to Third Quarter 2017 primarily due to aggregate increases of $16.8 million due to aggregate net increases in population with our federal clients, transportation services and/or rates. We also had increases of $1.6 million resulting from the activation of our contracts at our company-owned Eagle Pass Detention Facility in Eagle Pass, Texas and our company-owned Montgomery Processing Center in Conroe, Texas. These increases were partially offset by net decreases of $4.1 million at certain of our facilities due to contract terminations.

The number of compensated mandays in U.S. Corrections & Detention facilities was approximately 5.8 million in Third Quarter 2018 and 5.7 million in Third Quarter 2017. We experienced an aggregate net increase of approximately 100,000 mandays as a result of population increases with our federal clients and our contract activations discussed above, offset by contract terminations. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Corrections & Detention facilities was 96.0% and 93.0% of capacity in the Third Quarter 2018 and Third Quarter 2017, respectively, excluding idle facilities.

GEO Care

Revenues increased in Third Quarter 2018 compared to Third Quarter 2017 primarily due to aggregate increases of $12.5 million primarily due to increases in average client and participant counts under our ISAP and electronic monitoring services as well as census levels at certain of our community-based and reentry centers. These increases were partially offset by $5.3 million related to contract terminations/closures of underutilized facilities.

International Services

Revenues for International Services in Third Quarter 2018 compared to Third Quarter 2017 increased by $16.7 million. We experienced a net increase of $21.4 million in performance which was primarily attributable to our Australian subsidiary’s Ravenhall correctional facility project which began operations during the fourth quarter of 2017. Additionally, we had a decrease due to foreign exchange rate fluctuations of $4.7 million resulting from the strengthening of the U.S. dollar against certain international currencies.

Facility Construction & Design

Revenues for our Facility Construction & Design services during Third Quarter 2017 relate to the design and construction activity for our Ravenhall correctional facility contract with the Department of Justice in the State of Victoria, Australia which was completed during the fourth quarter of 2017.

Operating Expenses

	2018	% of Segment Revenues	2017	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$282,332	74.4%	$268,718	73.6%	$13,614	5.1%
GEO Care	94,169	66.4%	90,949	67.6%	3,220	3.5%
International Services	58,305	93.5%	41,752	91.5%	16,553	39.6%
Facility Construction & Design	—	—%	21,715	101.3%	(21,715)	(100.0)%

Total	$434,806	74.5%	$423,134	74.7%	$11,672	2.8%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and community-based facilities.

U.S. Corrections & Detention

Operating expenses for U.S. Corrections & Detention increased by $13.6 million in Third Quarter 2018 compared to Third Quarter 2017. The increase was primarily due to aggregate net increases in population, transportation services and the variable costs associated with those services of $12.2 million. We also experienced increases of $5.1 million resulting from the activation of our contracts at our company-owned Eagle Pass Detention Facility in Eagle Pass, Texas and our company-owned Montgomery Processing Center in Conroe, Texas. These increases were partially offset by decreases of $3.7 million at certain of our facilities primarily due to contract terminations.

GEO Care

Operating expenses for GEO Care increased by $3.2 million during Third Quarter 2018 from Third Quarter 2017 primarily due to $4.5 million of increases in average client and participant counts under our ISAP and electronic monitoring services. These increases were partially offset by decreases of $1.3 million due to net decreases in census levels at certain of our community-based and reentry centers as well as contract terminations/closures of underutilized facilities.

International Services

Operating expenses for International Services in Third Quarter 2018 compared to Third Quarter 2017 increased by $16.6 million. We experienced a net increase of $20.3 million primarily attributable to our Australian subsidiary’s Ravenhall correctional facility project which began operations during the fourth quarter of 2017. Additionally, we had a decrease due to foreign exchange rate fluctuations of $3.7 million resulting from the strengthening of the U.S. dollar against certain international currencies.

Facility Construction & Design

Operating expenses for our Facility Construction & Design services during Third Quarter 2017 relate to the design and construction activity for our Ravenhall correctional facility contract with the Department of Justice in the State of Victoria, Australia which was completed during the fourth quarter of 2017.

Depreciation and Amortization

	2018	% of Segment Revenue	2017	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$19,134	5.0%	$18,802	5.2%	$332	1.8%
GEO Care	11,680	8.2%	12,368	9.2%	(688)	(5.6)%
International Services	483	0.8%	479	1.0%	4	0.8%

Total	$31,297	5.4%	$31,649	5.6%	$(352)	(1.1)%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense increased slightly in Third Quarter 2018 compared to Third Quarter 2017 primarily due to net increases related to assets written off related to contract terminations at certain of our facilities.

GEO Care

GEO Care depreciation and amortization expense decreased in Third Quarter 2018 compared to Third Quarter 2017 primarily due to certain assets becoming fully depreciated and/or amortized. These decreases were partially offset by assets written off related to contract terminations at certain of our facilities.

International Services

Depreciation and amortization expense remained relatively consistent in Third Quarter 2018 compared to Third Quarter 2017 as a result of certain assets becoming fully depreciated and there were no significant expansions or renovations during 2017 or 2018 at our international subsidiaries.

Other Unallocated Operating Expenses

	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$47,647	8.2%	$49,074	9.0%	$(1,427)	(2.9)%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses decreased in Third Quarter 2018 compared to Third Quarter 2017. The decrease is primarily due to merger and acquisition related expenses of $5.0 million incurred in Third Quarter 2017 related to our acquisition of CEC. This decrease was partially offset by increases related to higher non-cash stock-based compensation expense of $0.6 million as well as normal personnel and compensation adjustments, professional, consulting, business development and other administrative expenses in the aggregate of $3.0 million.

Non Operating Expenses

Interest Income and Interest Expense

	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$8,428	1.4%	$14,648	2.6%	$(6,220)	(42.5)%
Interest Expense	$37,991	6.5%	$38,719	6.8%	$(728)	(1.9)%

Interest income decreased in the Third Quarter 2018 compared to Third Quarter 2017 primarily due to a lower balance on our contract receivable related to our correctional facility project in Ravenhall, Australia. When the facility was completed during the fourth quarter 2017, the State of Victoria made a principal payment towards the balance of approximately $224 million.

Interest expense decreased slightly in Third Quarter 2018 compared to Third Quarter 2017 primarily due to less construction loan interest related to our correctional facility project in Ravenhall, Australia due to a lower loan balance compared to the prior period. Upon completion of the facility in fourth quarter 2017, the State of Victoria made a payment towards the loan balance of approximately $224 million. Also contributing to the decrease was the effect of Amendment No. 1 to Third Amended and Restated Credit Agreement executed on April 30, 2018 which reduced the interest rate on our term loans from LIBOR plus 2.5% to LIBOR plus 2.00%. Partially offsetting these decreases were additional interest incurred on higher debt balances resulting from our acquisition of CEC on April 5, 2017. Refer to Note 12- Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Income Tax Provision

	2018	Effective Rate	2017	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$3,723	9.3%	$1,720	4.4%	$2,003	116.5%

The provision for income taxes during Third Quarter 2018 increased compared to Third Quarter 2017 along with the effective tax rate. The increase is primarily due to a change in the composition of our income. In Third Quarter 2018 more income was earned by our taxable REIT subsidiaries, which are fully subject to tax and which increased our effective tax rate. This increase was partially offset by favorable non-recurring items. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. Our wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be in the range of approximately 10% to 12% exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$2,735	0.5%	$1,342	0.2%	$1,393	103.8%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates during Third Quarter 2018 compared to Third Quarter 2017 increased primarily due to interest income received related to favorable tax settlements at SACS.

Comparison of Nine Months 2018 and Nine Months 2017

Revenues

	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$1,107,016	63.9%	$1,073,840	63.4%	$33,176	3.1%
GEO Care	431,819	24.9%	377,740	22.3%	54,079	14.3%
International Services	193,121	11.2%	130,261	7.7%	62,860	48.3%
Facility Construction & Design	—	—%	112,602	6.6%	(112,602)	(100.0)%

Total	$1,731,956	100.0%	$1,694,443	100.0%	$37,513	2.2%

U.S. Corrections & Detention

Revenues increased in Nine Months 2018 compared to Nine Months 2017 by $33.2 million primarily due to aggregate net increases of $46.0 million due to our acquisition of CEC on April 5, 2017 and net increases in population with our federal clients, transportation services and/or rates. We also had increases of $1.6 million resulting from the activation of our contracts at our company-owned Eagle Pass Detention Facility in Eagle Pass, Texas and our company-owned Montgomery Processing Center in Conroe, Texas. These increases were partially offset by net decreases of $14.4 million at certain of our facilities primarily due to contract terminations.

The number of compensated mandays in U.S. Corrections & Detention facilities was approximately 17.1 million in Nine Months 2018 and 16.6 million in Nine Months 2017. We experienced an aggregate net increase of approximately 500,000 mandays primarily as a result of our acquisition of CEC, activation of new contracts and net increases in population with our federal clients discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Corrections & Detention facilities was 95.1% and 93.3% of capacity in the Nine Months 2018 and Nine Months 2017, respectively, excluding idle facilities.

GEO Care

Revenues increased in Nine Months 2018 compared to Nine Months 2017 primarily due to aggregate increases of $40.2 million from our acquisition of CEC on April 5, 2017. We also experienced increases of $21.0 million primarily due to increases in average client and participant counts under our ISAP and electronic monitoring services. These increases were partially offset by $7.1 million related to net decreases in census levels at certain of our community-based and reentry centers as well as contract terminations/closures of underutilized facilities.

International Services

Revenues for International Services in Nine Months 2018 compared to Nine Months 2017 increased by $62.9 million. We experienced a net increase of $64.0 million in performance which was primarily attributable to our Australian subsidiary’s Ravenhall correctional facility project which began operations during the fourth quarter of 2017. Additionally, we had a decrease due to foreign exchange rate fluctuations of $1.1 million resulting from the strengthening of the U.S. dollar against certain international currencies.

Facility Construction & Design

Revenues for our Facility Construction & Design services during Nine Months 2017 relate to the design and construction activity for our Ravenhall correctional facility contract with the Department of Justice in the State of Victoria, Australia which was completed during the fourth quarter of 2017.

Operating Expenses

	2018	% of Segment Revenues	2017	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$825,475	74.6%	$792,727	73.8%	$32,748	4.1%
GEO Care	293,299	67.9%	248,934	65.9%	44,365	17.8%
International Services	180,538	93.5%	120,403	92.4%	60,135	49.9%
Facility Construction & Design	—	—%	114,222	101.4%	(114,222)	(100.0)%

Total	$1,299,312	75.0%	$1,276,286	75.3%	$23,026	1.8%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and community-based facilities.

U.S. Corrections & Detention

Operating expenses for U.S. Corrections & Detention increased by $32.7 million in Nine Months 2018 compared to Nine Months 2017. The increase was primarily due to our acquisition of CEC on April 5, 2017 and aggregate net increases in population, transportation services and the variable costs associated with those services of $41.9 million. We also experienced increases of $5.3 million resulting from the activation of our contracts at our company-owned Eagle Pass Detention Facility in Eagle Pass, Texas and our company-owned Montgomery Processing Center in Conroe, Texas.These increases were partially offset by decreases of $14.5 million at certain of our facilities due to contract terminations.

GEO Care

Operating expenses for GEO Care increased by $44.4 million during Nine Months 2018 from Nine Months 2017 primarily due to our acquisition of CEC on April 5, 2017 resulting in an increase to operating expenses of $45.9 million. We also experienced net increases of $8.3 million due to increases in average client and participant counts under our ISAP and electronic monitoring services and program growth at our community-based and reentry centers. These increases were partially offset by $9.8 million of net decreases in census levels at certain of our community-based and reentry centers and the associated variable costs as well as contract terminations/closures of underutilized facilities. Operating expenses as a percentage of revenues have increased during Nine Months 2018 which is primarily related to our acquisition of CEC.

International Services

Operating expenses for International Services in Nine Months 2018 compared to Nine Months 2017 increased by $60.1 million. We experienced a net increase of $61.0 million primarily attributable to our Australian subsidiary’s Ravenhall correctional facility project which began operations during the fourth quarter of 2017. Additionally, we had a decrease due to foreign exchange rate fluctuations of $0.9 million resulting from the strengthening of the U.S. dollar against certain international currencies.

Facility Construction & Design

Operating expenses for our Facility Construction & Design services during Nine Months 2017 relate to the design and construction activity for our Ravenhall correctional facility contract with the Department of Justice in the State of Victoria, Australia which was completed during the fourth quarter of 2017.

Depreciation and Amortization

	2018	% of Segment Revenue	2017	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$57,155	5.2%	$56,275	5.2%	$880	1.6%
GEO Care	35,725	8.3%	34,744	9.2%	981	2.8%
International Services	1,656	0.9%	1,445	1.1%	211	14.6%

Total	$94,536	5.5%	$92,464	5.5%	$2,072	2.2%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense increased slightly in Nine Months 2018 compared to Nine Months 2017 primarily due to renovations made at several of our facilities and new facilities and intangible assets acquired in our acquisition of CEC on April 5, 2017.

GEO Care

GEO Care depreciation and amortization expense increased slightly in Nine Months 2018 compared to Nine Months 2017 primarily due to new facilities and intangible assets acquired in our acquisition of CEC on April 5, 2017.

International Services

Depreciation and amortization expense increased in Nine Months 2018 compared to Nine Months 2017 primarily as a result of additions in connection with the activation of our Ravenhall facility in fourth quarter 2017.

Other Unallocated Operating Expenses

	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$136,927	7.9%	$143,866	8.5%	$(6,939)	(4.8)%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses decreased in Nine Months 2018 compared to Nine Months 2017. The decrease is primarily due to merger and acquisition expenses of $17.9 million incurred in Nine Months 2017 related to our acquisition of CEC. This decrease was partially offset by increases in legal related expenses of $4.5 million incurred in Nine Months 2018, higher non-cash stock-based compensation expense of $1.9 million and normal personnel and compensation adjustments, professional, consulting, business development and other administrative expenses in the aggregate of $4.6 million.

Non Operating Expenses

Interest Income and Interest Expense

	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$26,194	1.5%	$38,971	2.3%	$(12,777)	(32.8)%
Interest Expense	$110,779	6.4%	$109,702	6.5%	$1,077	1.0%

Interest income decreased in the Nine Months 2018 compared to Nine Months 2017 primarily due to a lower balance on our contract receivable related to our correctional facility project in Ravenhall, Australia. When the facility was completed during the fourth quarter 2017, the State of Victoria made a principal payment towards the balance of approximately $224 million.

Interest expense increased in Nine Months 2018 compared to Nine Months 2017 primarily due to additional interest incurred on higher debt balances resulting from our acquisition of CEC on April 5, 2017. Partially offsetting the increase was less construction loan interest related to our correctional project in Ravenhall, Australia due to a lower loan balance compared to the prior period. Upon completion of the facility in fourth quarter 2017, the State of Victoria made a payment towards the loan balance of approximately $224 million. Also partially offsetting the increase was the effect of Amendment No. 1 to Third Amended and Restated Credit Agreement executed on April 30, 2018 which reduced the interest rate on the term loans from LIBOR plus 2.5% to LIBOR plus 2.00%. Refer to Note 12- Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Income Tax Provision

	2018	Effective Rate	2017	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$12,193	10.5%	$5,590	5.0%	$6,603	118.1%

The provision for income taxes during Nine Months 2018 increased compared to Nine Months 2017 along with the effective tax rate which is primarily due to a change in the composition of our income. In Nine Months 2018 more income was earned by our taxable REIT subsidiaries, which are fully subject to tax. In addition, in Nine Months 2017, there was a tax benefit on the merger and acquisition expenses of $17.9 million related to our acquisition of CEC which had the effect of lowering total taxes paid and favorably impacting the effective tax rate. Furthermore, related to our stock compensation that vested during Nine Months 2018, there was a $1.1 million discrete tax expense, whereas in the Nine Months 2017 there was a $1.5 million discrete tax benefit. These discrete items are the result of the adoption of ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) in 2017. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. Our wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be in the range of approximately 10% to 12% exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$7,071	0.4%	$4,255	0.3%	$2,816	66.2%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates during Nine Months 2018 compared to Nine Months 2017 increased primarily due to interest income received related to favorable tax settlements at SACS.

Financial Condition

Capital Requirements

Our current cash requirements consist of amounts needed for working capital, distributions of our REIT taxable income in order to maintain our REIT qualification, debt service, supply purchases, investments in joint ventures, and capital expenditures related to either the development of new correctional, detention and reentry facilities, or the maintenance of existing facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. In connection with GEOAmey, our joint venture in the United Kingdom, we and our joint venture partner have each provided a line of credit of £12 million, or $15.6 million, based on exchange rates as of September 30, 2018, for GEOAmey’s operations. As of September 30, 2018, $1.7 million was outstanding to each of the joint venture partners. In October 2018, the note receivable to each joint venture partner was paid off in full.

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing capital projects will be approximately $229.4 million of which $188.7 million was spent through September 30, 2018. We estimate that the remaining capital requirements related to these capital projects will be $40.7 million which will be spent through 2019.

Liquidity and Capital Resources

Indebtedness

On April 30, 2018, we entered into Amendment No. 1 to Third Amended and Restated Credit Agreement (the “Credit Agreement”) by and among the Refinancing Lenders party thereto, the other lenders party thereto, GEO and GEO Corrections Holdings, Inc. and BNP Paribas, as Administrative Agent. The amendment, among other things, provides for the refinancing of all of GEO’s existing senior secured term loans with refinancing term loans in the aggregate principal amount of $792.0 million and makes certain other modifications to GEO’s senior secured credit agreement. The interest rate applicable to the refinancing term loans is equal to LIBOR plus 2.00% (with a LIBOR floor of 0.75%). The amendment was considered to be a modification and loan costs of approximately $1 million were incurred and capitalized in connection with the transaction.

The Credit Agreement evidences a credit facility (the “Credit Facility”) consisting of a $792.0 million term loan (the “Term Loan”) bearing interest at LIBOR plus 2.00% (with a LIBOR floor of 0.75%), and a $900.0 million Revolver initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD275 million under the Australian LC Facility. As of September 30, 2018, there were no letters of credit issued under the Australian LC Facility. Amounts to be borrowed by GEO under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The Term Loan component is scheduled to mature on March 23, 2024. The revolving credit commitment component is scheduled to mature on May 19, 2021. The Credit Agreement also has an accordion feature of $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

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

On August 18, 2016, we executed a Letter of Offer by and among GEO and HSBC Bank Australia Limited (the “Letter of Offer”) providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of AUD100 million, or $72.2 million, based on exchange rates in effect as of September 30, 2018 (collectively, the “Bank Guarantee Facility”). The Bank Guarantee Facility allows us to provide letters of credit to assure performance of certain obligations of our wholly owned subsidiary relating to our correctional facility in Ravenhall, located near Melbourne, Australia. The Bank Guarantee Facility is unsecured. The issuance of letters of credit under the Bank Guarantee Facility is subject to the satisfaction of the conditions precedent specified in the Letter of Offer. Letters of credit issued under the bank guarantee lines are due on demand and letters of credit issued under the bank guarantee/standby sub-facility cannot have a duration exceeding twelve months. The Bank Guarantee Facility may be terminated by HSBC Bank Australia Limited on 90 days written notice. As of September 30, 2018, there was AUD100 million, or $72.2 million based on exchange rates at September 30, 2018, in letters of credit issued under the Bank Guarantee Facility.

As of September 30, 2018, we had approximately $788 million in aggregate borrowings outstanding, net of discount, under the Term Loan and approximately $456 million in borrowings under the Revolver, and approximately $70 million in letters of credit which left approximately $374 million in additional borrowing capacity under the Revolver. Refer to Note 12—Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

On April 18, 2016, we completed an offering of $350.0 million aggregate principal amount of 6.00% Senior Notes due 2026. The notes will mature on April 15, 2026 and have a coupon rate and yield to maturity of 6.00%. Interest is payable semi-annually in cash in arrears on April 15 and October 15 of each year. The proceeds were used to fund the tender offer and the redemption of all of our 6.625% Senior Notes due 2021, to pay all related fees, costs and expenses and for general corporate purposes including repaying borrowings under our Revolver. Refer to Note 12 – Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

On September 25, 2014, we completed an offering of $250.0 million aggregate principal amount of 5.875% Senior Notes due 2024. The notes will mature on October 15, 2024 and have a coupon rate and yield to maturity of 5.875%. Interest is payable semi-annually in cash in arrears on April 15 and October 15, which commenced on April 15, 2015. The proceeds received from the 5.875% Senior Notes due 2024 were used to pay down outstanding borrowings under our Revolver and pay related fees, costs and expenses. Refer to Note 12 – Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

In connection with a design and build correctional facility project agreement in Ravenhall, Australia with the State of Victoria, in September 2014, we entered into a syndicated facility agreement (the “Construction Facility”) with National Australia Bank Limited to provide debt financing for construction of the project. The project was completed during the fourth quarter of 2017. The Construction Facility provided for non-recourse funding up to AUD 791.0 million, or approximately $571.5 million, based on exchange rates as of September 30, 2018. Construction draws were funded throughout the project according to a fixed utilization schedule as defined in the Construction Facility. The term of the Construction Facility is through September 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. We have begun negotiations for a refinancing transaction and anticipate completion of the refinancing transaction in the first quarter of 2019. As we currently do not yet have a financing agreement in place, the balance has been presented as current in the accompanying consolidated balance sheet as of September 30, 2018 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In accordance with the terms of the Construction Facility, upon completion and commercial acceptance of the correctional facility in fourth quarter 2017, in accordance with the contract, the State made a lump sum payment of AUD 310 million, or approximately $224 million, based on exchange rates as of September 30, 2018, towards a portion of the outstanding principal. The remaining outstanding principal balance will be repaid over the term of the operating agreement. As of September 30, 2018, approximately $328 million was outstanding under the Construction Facility. Refer to Note 12 – Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

On October 3, 2013, we completed an offering of $250.0 million aggregate principal amount of 5.875% Senior Notes due 2022. The 5.875% Senior Notes due 2022 will mature on January 15, 2022 and have a coupon rate and yield to maturity of 5.875%. Interest is payable semi-annually on January 15 and July 15 each year, which commenced on January 15, 2014. The proceeds received from the 5.875% Senior Notes due 2022 were used, together with cash on hand, to fund the repurchase, redemption or other discharge of our 7.75% senior notes due 2017 and to pay related transaction fees and expenses. Refer to Note 12 – Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

On March 19, 2013, we completed an offering of $300.0 million aggregate principal amount of 5.125% Senior Notes. The 5.125% Senior Notes will mature on April 1, 2023 and have a coupon rate and yield to maturity of 5.125%. Interest is payable semi-annually on April 1 and October 1 each year, which commenced on October 1, 2013. A portion of the proceeds received from the 5.125% Senior Notes were used to repay the prior revolver credit draws outstanding under the prior senior credit facility. Refer to Note 12 – Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

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

Stock Buyback Program

On February 14, 2018, we announced that our Board of Directors authorized a stock buyback program authorizing us to repurchase up to a maximum of $200.0 million of our shares of common stock. The stock buyback program will be funded primarily with cash on hand, free cash flow and borrowings under our Revolver. The program is effective through October 20, 2020. The stock buyback program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission requirements. The stock buyback program does not obligate us to purchase any specific amount of our common stock and may be suspended or extended at any time at the discretion of our Board of Directors. During the nine months ended September 30, 2018, we purchased 3,117,483 shares of our common stock at a cost of $70.4 million primarily purchased with proceeds from our Revolver. We believe that we have the ability to continue to fund the stock buyback program, our debt service requirements and our maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

Automatic Shelf Registration on Form S-3

On October 20, 2017, we filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission. The shelf registration statement is automatically effective and is valid for three years. Pursuant to the shelf registration statement, we may offer common stock, preferred stock, debt securities, guarantees of debt securities, warrants and units from time to time in amounts, at prices and on terms that will be determined at the time of any such offering. On November 9, 2017, in connection with the shelf registration, we filed with the SEC a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $150 million through sales agents. Sales of shares of our common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the nine months ended September 30, 2018.

Executive Retirement Agreement

We have a non-qualified deferred compensation agreement with our Chief Executive Officer (“CEO”). The current agreement, as amended, provides for a lump sum payment upon retirement, no sooner than age 55. Our CEO has reached age 55 and is eligible to receive the payment upon retirement. If our CEO had retired as of September 30, 2018, we would have had to pay him approximately $8.3 million. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity.

Off-Balance Sheet Arrangements

Except as discussed above, and in the notes to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q, we do not have any off-balance sheet arrangements.

Cash Flow

Cash, cash equivalents and restricted cash and cash equivalents as of September 30, 2018 was $126.7 million, compared to $133.5 million as of December 31, 2017.

Operating Activities

Cash provided by operating activities amounted to $220.2 million for the nine months ended September 30, 2018 versus cash provided by operating activities of $57.9 million for the nine months ended September 30, 2017. Cash provided by operating activities during the nine months ended September 30, 2018 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, and stock-based compensation expense. Equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets increased in total by $14.0 million, representing a negative impact on cash. The increase was primarily driven by the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $3.0 million which positively impacted cash. The increase was primarily driven by the timing of payments. Additionally, cash provided by operating activities for the nine months ended September 30, 2018 was negatively impacted by an increase in changes in contract receivable related to our correctional facility in Ravenhall, Australia of $3.4 million which was a result of the timing of interest accruals and payments made towards the contract receivable.

Cash provided by operating activities amounted to $57.9 million for the nine months ended September 30, 2017. Cash provided by operating activities during the nine months ended September 30, 2017 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, and stock-based compensation expense. Equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by $5.6 million, representing a positive impact on cash. The decrease was primarily driven by the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities decreased by $18.3 million which negatively impacted cash. The decrease was primarily driven by the timing of payments.

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

Investing Activities

Cash used in investing activities of $152.0 million during the nine months ended September 30, 2018 was primarily the result of capital expenditures of $161.5 million. Cash used in investing activities of $460.6 million during the nine months ended September 30, 2017 was primarily the result of capital expenditures of $104.1 million and our acquisition of CEC, net of cash acquired of $353.6 million.

Financing Activities

Cash used in financing activities during the nine months ended September 30, 2018 was approximately $69.6 million compared to cash provided by financing activities of $387.0 million during the nine months ended September 30, 2017. Cash used in financing activities during the nine months ended September 30, 2018 was primarily the result of dividends paid of $172.3 million, payments for repurchases of common stock of $70.4 million, payments on long-term debt of $186.0 million and payments on non-recourse debt of $9.6 million. These decreases were partially offset by proceeds from long-term debt of $372.0 million. Cash provided by financing activities during the nine months ended September 30, 2017 was primarily the result of proceeds from long-term debt of $1,324.9 million which included proceeds received from our Term Loan which was modified on March 23, 2017. Additionally, we had proceeds from non-recourse debt of $123.8 million related to construction draws for our correctional facility in Ravenhall, Australia and proceeds from the issuance of common stock under our prospectus supplement of $275.9 million. These increases were partially offset by a decrease for dividends paid of $169.2 million, payments on long-term debt of $1,093.1 million and payments on non-recourse debt of $68.9 million.

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

Normalized FFO is defined as FFO adjusted for certain items which by their nature are not comparable from period to period or that tend to obscure the Company’s actual operating performance, including for the periods presented mergers and acquisitions (“M&A”) related expenses, pre-tax, loss on extinguishment of debt, start-up expenses, pre-tax, legal related expenses, pre-tax, CEC escrow releases, pre-tax, the Net Tax Cuts and Jobs Act impact and the tax effect of those adjustments.

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

Our reconciliation of net income attributable to The GEO Group, Inc. to FFO, Normalized FFO and AFFO for the three and nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income attributable to The GEO Group, Inc.	$39,289	$38,489	$111,697	$109,884
Add (Subtract):
Real estate related depreciation and amortization	17,634	16,782	52,531	48,718
Gain (loss) on sale of real estate assets *	2,209	—	2,701	(261)

NAREIT Defined FFO	$59,132	$55,271	$166,929	$158,341
Add (Subtract):
Net Tax Cuts and Jobs Impact	—	—	304	—
Start-up expenses, pre-tax	3,728	—	3,826	—
Legal related expenses, pre-tax	—	—	4,500	—
CEC escrow releases, pre-tax	—	—	(2,273)	—
M&A related expenses, pre-tax	—	4,974	—	17,930
Loss on extinguishment of debt	—	—	574	—
Tax effect of adjustments to Funds From Operations **	74	(1,430)	(639)	(3,953)

Normalized Funds from Operations	$62,934	$58,815	$173,221	$172,318

Add (Subtract):
Non-real estate related depreciation and amortization	13,663	14,867	42,005	43,746
Consolidated maintenance capital expenditures	(6,162)	(5,822)	(17,561)	(17,179)
Stock-based compensation expense	5,564	4,859	16,351	14,852
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	1,868	4,246	5,860	11,922

Adjusted Funds from Operations	$77,867	$76,965	$219,876	$225,659

*	No tax impact
**	Tax effect of adjustments relate to M&A related expenses, legal related expenses, start-up expenses and CEC escrow releases

Outlook

The following discussion contains statements that are not historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statements. Please refer to “Part I – Item 1A. Risk Factors” and the “Forward Looking Statements – Safe Harbor” sections in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as well as the “Forward-Looking Statements – Safe Harbor” section and other disclosures contained in this Form 10-Q for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.

Revenue

We continue to be encouraged by the current landscape of growth opportunities; however any positive trends may, to some extent, be adversely impacted by government budgetary constraints or any changes to a government’s willingness to maintain or grow public-private partnerships in the future. While state finances overall are stable, future budgetary pressures may cause state correctional agencies to pursue a number of cost savings initiatives which may include reductions in per diem rates and/or the scope of services provided by private operators. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Additionally, if state budgetary constraints, as discussed above, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, contract modifications, contract terminations, contract non-renewals, and/or contract re-bids and the impact of any other potential changes to the willingness to maintain or grow public-private partnerships on the part of other government agencies. We believe we have a strong relationship with our government partners and we believe that we operate facilities that maximize security and efficiency while offering our suite of GEO Continuum of Care services and resources.

Although we have historically had a relatively high contract renewal rate, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.

Internationally, we are exploring a number of opportunities in our current markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk. In September 2014, we announced that a consortium led by us and comprised of The GEO Group Australia Pty. Ltd., John Holland Construction and Honeywell signed a contract with the Department of Justice in the State of Victoria for the development and operation of a 1,300-bed capacity correctional facility in Ravenhall, Australia. The Ravenhall facility was developed under a public-private partnership financing structure with a capital contribution from us, which was made in January 2017, of approximately AUD 115 million, or $83.1 million, based on exchange rates as of September 30, 2018, and we anticipate returns on investment consistent with our company-owned facilities. The project was completed during the fourth quarter of 2017 and is now operational. On March 29, 2018, we announced that our transportation joint venture in the United Kingdom, GEO Amey, has signed a contract with Scottish Prison Service for the provision of court custody and prisoner escort services in Scotland. The contract will have a base term of eight years effective January 26, 2019 with a renewal option of four years and is expected to have an average annual revenue of approximately $39 million. With respect to the Parklea Center in Australia, we were unfortunately unsuccessful during the current competitive rebid process and will be transitioning the management contract in March of 2019.

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

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related costs represented 58.5% of our operating expenses during the nine months ended September 30, 2018. Additional significant operating expenses include food, utilities and inmate medical costs. During the nine months ended September 30, 2018, operating expenses totaled 75.0% of our consolidated revenues. Our operating expenses as a percentage of revenues in 2018 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2018, we will incur carrying costs for facilities that are currently vacant. As of September 30, 2018, our worldwide operations include the management and/or ownership of approximately 96,000 beds at 136 correctional and detention facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 192,000 offenders and pretrial defendants, including approximately 100,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During the nine months ended September 30, 2018, general and administrative expenses totaled 7.9% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenues in 2018 to remain consistent or decrease as a result of cost savings initiatives. We expect business development costs to remain consistent or increase slightly as we pursue additional business development opportunities in all of our business lines. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

Idle Facilities

As of September 30, 2018, we are marketing approximately 4,700 vacant beds at four of our U.S. Corrections & Detention idle facilities to potential customers. The annual carrying cost of our idle facilities in 2018 is estimated to be $17.6 million, including depreciation expense of $4.0 million. As of September 30, 2018, these facilities had a net book value of $124.1 million. We currently do not have any firm commitment or agreement in place to activate these facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. These idle facilities are included in the U.S. Corrections & Detention segment. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if all of these idle facilities were to be activated using our U.S. Corrections & Detention average per diem rate in 2018 (calculated as the U.S. Corrections & Detention revenue divided by the number of U.S. Corrections & Detention mandays) and based on the average occupancy rate in our U.S. Corrections & Detention facilities through September 30, 2018, we would expect to receive incremental annualized revenue of approximately $105 million and an annualized increase in earnings per share of approximately $0.15 to $0.20 per share based on our average U.S. Corrections and Detention operating margin.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Credit Facility. Payments under the Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Credit Facility of approximately $1,244 million and approximately $70 million in outstanding letters of credit, as of September 30, 2018, for every one percent increase in the average interest rate applicable to the Credit Facility, our total annual interest expense would increase by approximately $12 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the Australian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at September 30, 2018, every 10 percent change in historical currency rates would have approximately a $4.6 million effect on our financial position and approximately a $1 million impact on our results of operations during the nine months ended September 30, 2018.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information required herein is incorporated by reference from Note 13 – Commitments, Contingencies and Other in the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS.

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017 includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. There have been no material changes to our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
July 1, 2018 – July 31, 2018	1,213	$25.52	—	$129.6
August 1, 2018 – August 31, 2018	1,189	$25.17	—	$129.6
September 1, 2018 – September 30, 2018	—	$—	—	$129.6

Total	2,402		—

(1)

The Company withheld 2,402 shares through net share settlements to satisfy minimum statutory tax withholding requirements upon vesting of shares of restricted stock held by employees. These purchases were not made as part of a publicly announced plan or program.

(2)

On February 14, 2018, we announced that our Board of Directors authorized a stock buyback program authorizing us to repurchase up to $200.0 million of our shares of common stock. The program is effective through October 20, 2020. There were no shares of our common stock repurchased during the three months ended September 30, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

(A) Exhibits

3.1	Amendment to the Second Amended and Restated Bylaws of The GEO Group, Inc., effective July 6, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s report on Form 8-K filed on July 11, 2018).

3.2	Amendment to the Second Amended and Restated Bylaws of The GEO Group, Inc., effective September 10, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s report on Form 8-K filed on September 13, 2018).

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date: November 8, 2018	/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer
(duly authorized officer and principal financial officer)