Form 10-K
period 2018-12-31
GEO GROUP INC
filed 2019-02-25
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the 88,977,701 voting and non-voting shares of common stock held by non-affiliates of the registrant as of June 29, 2018 (based on the last reported sales price of such stock on the New York Stock Exchange on such date, the last business day of the registrant’s quarter ended June 30, 2018 of $27.54 per share) was approximately $2.5 billion.

As of February 21, 2019, the registrant had 120,721,524 shares of common stock outstanding.

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2019 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this report, are incorporated by reference into Part III of this report.

PART I

Item 1.	Business

As used in this report, the terms “we,” “us,” “our,” “GEO” and the “Company” refer to The GEO Group, Inc., its consolidated subsidiaries and its unconsolidated affiliates, unless otherwise expressly stated or the context otherwise requires.

General

We are a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of correctional, detention and reentry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa and the United Kingdom. We own, lease and operate a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, as well as community-based reentry facilities. We develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency. We provide innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. We also provide secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through our joint venture GEO Amey PECS Ltd. (“GEOAmey”). As of December 31, 2018, our worldwide operations included the management and/or ownership of approximately 96,000 beds at 135 correctional, detention and community-based facilities, including idle facilities and projects under development, and also include the provision of community supervision services for more than 210,000 offenders and pretrial defendants, including approximately 100,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

•	our youth services include residential, shelter care and community-based services along with rehabilitative and educational programs;

•	we provide comprehensive electronic monitoring and supervision services;

•	we develop new facilities, using our project development experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency;

•	we provide secure transportation services for offender and detainee populations as contracted; and

•	our services are provided at facilities which we either own, lease or are owned by our customers.

We began operating as a REIT for federal income tax purposes effective January 1, 2013. As a result of the REIT conversion, we reorganized our operations and moved non-real estate components into taxable REIT subsidiaries (“TRSs”). We are a Florida corporation and our predecessor corporation prior to the REIT conversion was originally organized in 1984.

Business Segments

We conduct our business through four reportable business segments: our U.S. Corrections & Detention segment; our GEO Care segment; our International Services segment and our Facility Construction & Design segment. We have identified these four reportable segments to reflect our current view that we operate four distinct business lines, each of which constitutes a material part of our overall business. Our U.S. Corrections & Detention segment primarily encompasses our U.S.-based public-private partnership corrections and detention business. Our GEO Care segment, which conducts its services in the U.S., consists of our community-based services business, our youth services business and our electronic monitoring and supervision service. Our International Services segment primarily consists of our public-private partnership corrections and detention operations in Australia, South Africa and the United Kingdom. Our Facility Construction & Design segment primarily contracts with various states, local and federal agencies, as well as international agencies, for the design and construction of facilities for which we generally have been, or expect to be, awarded management contracts. Financial information about these segments for years 2018, 2017 and 2016 is contained in Note 15 — Business Segments and Geographic Information included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Recent Developments

Stock Buyback Program

On February14, 2018, we announced that our Board of Directors authorized a stock buyback program authorizing us to repurchase up to a maximum of $200 million of our shares of common stock. The stock buyback program will be funded primarily with cash on hand, free cash flow and borrowings under our $900 million revolving credit facility (the “Revolver”). The program is effective through October 20, 2020. The stock buyback program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission (“SEC”) requirements. The stock buyback program does not obligate us to purchase any specific amount of our common stock and may be suspended or extended at any time at the discretion of our Board of Directors. During the year ended December 31, 2018, we purchased 4,210,254 shares of our common stock at a cost of $95.2 million primarily purchased with proceeds from our Revolver. We believe we have the ability to continue to fund the stock buyback program, our debt service requirements and our maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

Contract Awards/Terminations

We were successful in a solicitation by the Delaware County Board of Prisons Inspectors for the continued management of the 1,931-bed George W. Hill Correctional Facility located in Delaware County Pennsylvania effective January 1, 2019. The contract has a base term through December 31, 2023 with two additional two year period renewal options. The contract is expected to generate approximately $50 million in annual revenues.

On December 3, 2018, we announced that we had signed a 5-year contract extension in Australia with the State of New South Wales, Corrective Services for the continued management and expansion of the Junee Correctional Centre (the “Centre”). The Centre is currently undergoing a 489-bed expansion project which will bring its total capacity to 1,279 beds during 2019. The five-year agreement will be effective from April 1, 2019 through March, 31, 2024, and is expected to generate approximately $51 million in annual revenues.

On June 26, 2018, we announced that we had signed a contract with the Idaho Department of Corrections for the housing, management and supervision of approximately 670 medium-custody inmates at the company-owned Eagle Pass Detention Facility in Eagle Pass, Texas and the company-owned Karnes Correctional Center in Karnes City, Texas. The contract has a term of two years effective October 1, 2018 and is expected to generate approximately $17 million in annual revenues.

On March 29, 2018, we announced that our transportation joint venture in the United Kingdom, GEO Amey, had signed a contract with Scottish Prison Service for the provision of court custody and prisoner escort services in Scotland. The contract has a base term of eight years effective January 26, 2019 with a renewal option of four years and is expected to generate approximately $39 million in annual revenues.

With respect to the Parklea Centre in Australia, we were unfortunately unsuccessful during the current competitive rebid process and will transition the management contract to a new operator in March of 2019. Upon transition, due to the requirements under the labor and employment laws in Australia, we will incur approximately $3 million in certain transition costs related to employee compensation and benefits. These costs have been reserved for as of December 31, 2018.

Effective in April 2018, our contract for the management of the 1,576-bed Allen Correctional Facility in Kinder, Louisiana, terminated. Due to state budgetary reductions, GEO elected to terminate the contract.

Idle Facilities

In the U.S. Corrections & Detention segment, we are currently marketing approximately 4,700 vacant beds at four of our idle facilities to potential customers. The annual carrying cost of these idle facilities in 2019 is estimated to be $17.3 million, including depreciation expense of $3.9 million. As of December 31, 2018, these facilities had a net book value of $126.0 million. We currently do not have any firm commitments or agreements in place to activate these facilities but have ongoing contact with several potential customers. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if all of these idle facilities were to be activated using our U.S. Corrections & Detention average per diem rate in 2018, (calculated as the U.S. Corrections & Detention revenue divided by the number of U.S. Corrections & Detention mandays) and based on the average occupancy rate in our U.S. Corrections & Detention facilities for 2018, we would expect to receive annual incremental revenue of approximately $106 million and an increase in annual earnings per share of approximately $.15 to $.20 per share based on our average U.S. Corrections and Detention operating margin.

Quality of Operations

We operate each facility in accordance with our company-wide policies and procedures and with the standards and guidelines required under the relevant management contract. For many facilities, the standards and guidelines include those established by the American Correctional Association, or (“ACA”). The ACA is an independent organization of corrections professionals, which establishes correctional facility standards and guidelines that are generally acknowledged as a benchmark by governmental agencies responsible for correctional facilities. Many of our contracts in the United States require us to seek and maintain ACA accreditation for our facilities. We have sought and received ACA accreditation and re-accreditation for all such facilities. We achieved a median re-accreditation score of 100.0% as of December 31, 2018. Approximately 90% of our 2018 U.S. Corrections & Detention revenue was derived from ACA accredited facilities for the year ended December 31, 2018. We have also achieved and maintained accreditation by The Joint Commission at five of our correctional facilities and at nine of our youth services locations. We have been successful in achieving and maintaining accreditation under the National Commission on Correctional Health Care (“NCCHC”) in a majority of the facilities that we currently operate. The NCCHC accreditation is a voluntary process which we have used to establish comprehensive health care policies and procedures to meet and adhere to the ACA standards. The NCCHC standards, in most cases, exceed ACA Health Care Standards and we have achieved this accreditation at 14 of our U.S. Corrections & Detention facilities and at two youth services locations. Additionally, B.I. Incorporated (“BI”) has achieved a certification for ISO 9001:2008 for the design, production, installation and servicing of products and services produced by the electronic monitoring business units, including electronic home arrest and electronic monitoring technology products and monitoring services, installation services, and automated caseload management services.

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

If the local, state or federal facility for which an award has been made must be constructed, our experience is that construction usually takes between nine and 24 months to complete, depending on the size and complexity of the project. Therefore, management of a newly constructed facility typically commences between 10 and 28 months after the governmental agency’s award.

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

In addition to pursuing organic growth through the RFP process, we will, from time to time selectively consider the financing and construction of new facilities or expansions to existing facilities on a speculative basis without having a signed contract with a known customer. We also plan to leverage our experience and scale of service offerings to expand the range of public-private partnership services that we provide. We will continue to pursue selected acquisition opportunities in our core services and other government services areas that meet our criteria for growth and profitability. We have engaged and intend in the future to engage independent consultants to assist us in developing public-private partnership opportunities and in responding to requests for proposals, monitoring the legislative and business climate, and maintaining relationships with existing customers.

Facility Design, Construction and Finance

We offer governmental agencies consultation and management services relating to the design and construction of new correctional and detention facilities and the redesign and renovation of older facilities including facilities we own, lease or manage as well as facilities we do not own, lease or manage. Domestically, as of December 31, 2018, we have provided services for the design and construction of approximately 55 facilities and for the redesign, renovation and expansion of approximately 60 facilities. Internationally, as of December 31, 2018, we have provided services for the design and construction of 11 facilities and for the redesign, renovation and expansion of one facility.

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

The following table sets forth our current expansion and development projects and their stages of completion for the Company’s facilities:

Facilities Under Construction	Number of Beds	Estimated Completion Date	Customer	Financing
Junee Correctional Centre	489	Q4 2019	New South Wales Corrective Services	New South Wales Corrective Services

Fulham Correctional Centre	137	Q3 2020	State of Victoria, Australia	GEO

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

Long-Term Relationships with High-Quality Government Customers

We have developed long-term relationships with our federal, state and other governmental customers, which we believe enhance our ability to win new contracts and retain existing business. We have provided correctional and detention management services to the United States Federal Government for 32 years, the State of California for 31 years, the State of Texas for approximately 31 years, various Australian state government entities for 27 years and the State of Florida for approximately 25 years. These customers accounted for approximately 69% of our consolidated revenues for the fiscal year ended December 31, 2018.

Recurring Revenue with Strong Cash Flow

Our revenue base is derived from our long-term customer relationships, with contract renewal rates and facility occupancy rates both approximating 90% over the past five years. We have been able to expand our revenue base by continuing to reinvest our strong operating cash flow into expansionary projects and through strategic acquisitions that provide scale and further enhance our service offerings. Our consolidated revenues have grown from $877 million in 2007 to $2.3 billion in 2018. We expect our operating cash flow to be well in excess of our anticipated annual maintenance capital expenditure needs, which would provide us significant flexibility for growth in capital expenditures, future dividend payments in connection with operating as a REIT, acquisitions and/or the repayment of indebtedness.

Sizeable International Business

Our international infrastructure, which leverages our operational excellence in the U.S., allows us to aggressively target foreign opportunities that our U.S. based competitors without overseas operations may have difficulty pursuing. We currently have international operations in Australia, South Africa and the United Kingdom. Our international services business generated approximately $253.9 million of revenues, representing approximately 11% of our consolidated revenues for the year ended December 31, 2018. Included in our international revenues in 2017 and 2016 are construction revenues related to our prison project in Ravenhall, Australia which are presented in our Facility Design & Construction segment. Construction of the facility was completed during the fourth quarter of 2017. We believe we are well positioned to continue benefiting from foreign governments’ initiatives to outsource correctional services.

Experienced, Proven Senior Management Team

Our Chief Executive Officer and founder, George C. Zoley, Ph.D., has led our Company for 34 years and has established a track record of growth and profitability. Under his leadership, our annual consolidated revenues from operations have grown from $40.0 million in 1991 to $2.3 billion in 2018. Dr. Zoley is one of the pioneers of the industry, having developed and opened what we believe to be one of the first public-private partnership detention facilities in the U.S. in 1986. Our Chief Financial Officer, Brian R. Evans, has been with our Company for over 18 years and has led our conversion to a REIT as well as the integration of our recent acquisitions and financing activities. Our top seven senior executives have an average tenure with our Company of over 9 years.

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

Selectively Pursue Acquisition Opportunities

We intend to continue to supplement our organic growth by selectively identifying, acquiring and integrating businesses that fit our strategic objectives and enhance our geographic platform and service offerings. Since 2005, and including the acquisitions of Community Education Centers (“CEC”), Protocol Criminal Justice, Inc. (“Protocol”), Soberlink, Inc. (“Soberlink”) and the correctional and detention facilities of LCS Corrections Services, Inc. (“LCS Facilities” or “LCS”), we have completed ten acquisitions for total consideration, including debt assumed, in excess of $2.0 billion. Our management team utilizes a disciplined approach to analyze and evaluate acquisition opportunities, which we believe has contributed to our success in completing and integrating our acquisitions.

Facilities and Day Reporting Centers

The following table summarizes certain information with respect to: (i) U.S. and international detention and corrections facilities; (ii) community-based services facilities; and (iii) residential and non-residential youth services facilities. The information in the table includes the facilities that we (or a subsidiary or joint venture of GEO) owned, operated under a management contract, had an agreement to provide services, had an award to manage or was in the process of constructing or expanding during the year ended December 31, 2018:

Facility Name & Location	Capacity (1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned

Corrections & Detention — Western Region:

Adelanto Detention Facility, Adelanto, CA (3)	1,940	ICE - IGA	Federal Detention	Minimum/ Medium	May 2011	5 years	5 years	Owned

Alhambra City Jail, Los Angeles, CA	71	City of Alhambra	City Jail	All Levels	July 2016	1 year	Five, One Year	Managed

Arizona State-Prison Florence West Florence, AZ	750	AZ DOC	State DUI/ RTC Correctional	Minimum	October 2002	10 years	Two, Five-year	Managed

Arizona State Prison — Kingman, AZ	3,400	AZ DOC	State Correctional Facility	Minimum/ Medium	January 2008	10 years	Two, Five-year	Managed

Arizona State-Prison Phoenix West Phoenix, AZ	500	AZ DOC	State DWI Correctional	Minimum	July 2002	10 years	Two, Five-year	Managed

Aurora/ICE Processing Center Aurora, CO	1,532	ICE / USMS	Federal Detention	All Levels	September 2011/ October 2012	2 years / 2 years	Four, Two-year / Four, Two-year	Owned

Baldwin Park City Jail, Baldwin Park, CA	32	Los Angeles County	City Jail	All Levels	July 2003	3 years	Perpetual, Three- year	Managed

Central Arizona Correctional Facility Florence, AZ	1,280	AZ DOC	State Sex Offender Correctional	Minimum/ Medium	December 2006	10 years	Two, Five-year	Managed

Central Valley MCCF McFarland, CA	700	CDCR	State Correctional Facility	Medium	July 2018	5 years	None	Owned

Desert View MCCF Adelanto, CA	700	CDCR	State Correctional Facility	Medium	July 2018	5 years	None	Owned

Downey City Jail Los Angeles, CA	33	Los Angeles County	City Jail	All Levels	November 2014	3 years	Two, One-year	Managed

Fontana City Jail Los Angeles, CA	25	Los Angeles County	City Jail	All Levels	February 2007	5 months	Five, One-year, Three One-year, plus One Three-year, Plus One One-year	Managed

Garden Grove City Jail Los Angeles, CA	16	Los Angeles County	City Jail	All Levels	July 2015	3 years	Unlimited, Perpetual Three-Year	Managed

Golden State MCCF McFarland, CA	700	CDCR	State Correctional	Medium	July 2018	5 years	None	Owned

Facility Name & Location	Capacity (1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned

Guadalupe County Correctional Facility Santa Rosa, NM (3)	600	NMCD - IGA	Local/State Correctional	Medium	January 1999	Perpetual	None	Owned

Hudson Correctional Facility Hudson, CO	1,250	Idle						Leased

Lea County Correctional Facility Hobbs, NM (3)	1,200	NMCD - IGA	Local/State Correctional	Medium	January 1999	Perpetual	None	Owned

McFarland Community Correctional Facility McFarland, CA	300	CDCR	State Correctional	Minimum	July 2018	5 years	None	Owned

Mesa Verde Community Correctional Facility Bakersfield, CA (3)	400	ICE - IGA	State Correctional	Minimum	March 2015	5 Years	None	Owned

Montebello City Jail Los Angeles, CA	35	Los Angeles County	City Jail	All Levels	July 2014	2 Years	One, Two-year, Plus One, Two-year	Managed

Northeast New Mexico Detention Facility Clayton, NM (3)	625	NMCD / IGA	Local/State Correctional	Medium	August 2008	21 Years, Eleven Months	Unlimited, One-Year	Managed

Northwest Detention Center Tacoma, WA	1,575	ICE	Federal Detention	All Levels	September 2015	1 Year	Nine, One-Year	Owned

Ontario City Jail Los Angeles, CA	44	Los Angeles County	City Jail	Any Level	July 2014	3 Years	Two, Three-year	Managed

Western Region Detention Facility San Diego, CA	770	USMS	Federal Detention	Maximum	November 2017	1 Year, 10 Months	Four, Two-year	Leased

Corrections & Detention — Central Region:

Big Spring Correctional Center Big Spring, TX	1,732	BOP	Federal Correctional	Medium	December 2017	2 Years	Eight, One Year	Owned

Flightline Correctional Center, TX	1,800	BOP	Federal Correctional	Medium	December 2017	2 Years	Eight, One Year	Owned

Brooks County Detention Center, TX (3)	652	USMS - IGA	Local & Federal Detention	Medium	March 2013	Perpetual	None	Owned

Central Texas Detention Facility San Antonio, TX (3)	688	USMS - IGA	Local & Federal Detention	Minimum/ Medium	October 2016	Perpetual	None	Managed

Coastal Bend Detention Center,TX (3)	1,176	USMS - IGA	Local & Federal Detention	Medium	July 2012	Perpetual	None	Owned

Eagle Pass Correctional Facility, Eagle Pass, TX	661	ID DOC	Local & Federal Detention	Medium	October 2018	2 years	None	Owned

East Hildago Detention Center (3)	1,300	USMS - IGA	Local & Federal Detention	Medium	July 2012	Perpetual	None	Owned

Great Plains Correctional Facility Hinton, OK	1,940	BOP	Federal Correctional	Minimum	June 2015	5 years	Five, One-Year Plus One Six-Month Extension	Owned

Facility Name & Location	Capacity (1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned

Joe Corley Detention Facility Conroe, TX	1,517	USMS / ICE	Local Correctional	Medium	July 2008/ September 2018	Perpetual / 5 Years	None/ Five-year	Owned

Karnes Correctional Center Karnes City, TX (3)	679	USMS - IGA	Local & Federal Detention	All Levels	February 1998	Perpetual	None	Owned

Karnes County Residential Center,TX (3)	1,158	ICE - IGA	Federal Detention	All Levels	December 2010	5 years	One, Five-Year	Owned

Kinney County Detention Center, TX (3)	384	USMS - IGA	Local & Federal Detention	Medium	September 2013	Perpetual	None	Managed

Lawton Correctional Facility Lawton, OK	2,682	OK DOC	State Correctional	Medium	July 2018	1 Year	Four, Automatic One-year	Owned

LIberty County Jail, TX (3)	285	USMA - IGA	Local & Federal Detention	Medium	May 1997	Perpetual	None	Managed

Montgomery Processing Center Conroe, TX	1,000	ICE	Local & Federal Detention	All levels	September 2018	10 months	Nine, One-year	Owned

Reeves County Detention Complex R3 Pecos, TX	1,356	BOP	Federal Correctional	Low	July 2017	1 Year	Two, Six-month extensions	Managed

Rio Grande Detention Center Laredo, TX	1,900	USMS	Federal Detention	Medium	October 2008	5 years	Three, Five-year	Owned

South Texas Detention Complex Pearsall, TX	1,904	ICE	Federal Detention	All Levels	December 2011	11 months	Four, One-year plus One, Six month extension, One Year extension, plus One Six-month extensions, plus One 5-day extension, Plus One 6-month extension	Owned

Val Verde Correctional Facility Del Rio, TX (3)	1,407	USMS - IGA	Local & Federal Detention	All Levels	January 2001	Perpetual	None	Owned

Corrections & Detention — Eastern Region:

Alexandria Transfer Center Alexandria, LA (3)	400	ICE - IGA	Federal Detention	Minimum/ Medium	November 2013	Perpetual	None	Owned

Bay Correctional Center Panama City, FL	985	FL DMS	State Correctional	Minimum/ Medium	February 2014	3 years	Unlimited, Two-year	Managed

Blackwater River Correctional Facility Milton, FL	2,000	FL DMS	State Correctional	Medium/ close	October 2010	3 years	Unlimited, Two-year	Managed

Facility Name & Location	Capacity (1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned

Broward Transition Center Deerfield Beach, FL	700	ICE	Federal Detention	Minimum	July 2015	1 year	Five, One-year plus One, Six-month extension	Owned

Columbiana County Jail, OH	200	Columbiana County	State Correctional	All Levels	January 2014	2 years	Two, Two-year	Managed

Crossroads Reception Center Indianapolis, IN	300	Idle						Owned

D. Ray James Correctional Facility Folkston, GA	1,900	BOP	Federal Detention	All Levels	October 2010	4 years	Three, Two-year	Owned

Folkston ICE Processing Center (3) Folkston, GA	1,118	ICE - IGA	Federal Detention	Minimum	December 2016	1 year	Four, One-year	Owned

George W. Hill Correctional Facility, PA	1,931	Delaware County	State Correctional	Minimum	January 2019	5 years	Two, Two-year options	Managed

Graceville Correctional Facility Jackson, FL	1,884	FL DMS	State Correctional	All Levels	February 2014	3 years	Unlimited, Two year	Managed

Heritage Trails (Plainfield STOP) Plainfield, IN	1,066	IN DOC	State Correctional	Minimum	March 2011	4 years	One, Four-year	Managed

JB Evans Correctional Center, LA	388	Idle						Owned

LaSalle Detention Facility Jena, LA (3)	1,160	ICE - IGA	Federal Detention	Minimum/ Medium	November 2013	Perpetual	None	Owned

Lawrenceville Correctional Center Lawrenceville, VA	1,536	VA DOC	State Correctional	Medium	August 2018	5 years	Ten, One-year extensions	Managed

Moshannon Valley Correctional Center Philipsburg, PA	1,878	BOP	Federal Correctional	Medium	April 2016	5 years	Five, One-year plus One Six-month extension	Owned

Moore Haven Correctional Facility Moore Haven, FL	985	FL DMS	State Correctional	Minimum/ Medium	February 2014	3 years	Unlimited, Two-year	Managed

New Castle Correctional Facility New Castle, IN	3,196	IN DOC	State Correctional	All Levels	January 2006	4 years	Two, Five-year plus One Six-Month	Managed

North Lake Correctional Facility Baldwin, MI	1,748	Idle						Owned

Perry County Correctional Facility, AL	690	Idle						Owned

Pine Prairie Correctional Center, LA (3)	1,094	ICE - IGA	State Correctional	Medium	June 2015	5 years	None	Owned

Queens Private Detention Facility Jamaica, NY	222	USMS	Federal Detention	Minimum/ Medium	January 2008	2 years	Four, Two-year, One Six-month extension, plus One Three-month extension, plus Three Two-month extensions	Owned

Facility Name & Location	Capacity (1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned

Riverbend Correctional Facility Milledgeville, GA	1,500	GA DOC	State Correctional	Medium	July 2010	1 year	Forty, One-year	Owned

Rivers Correctional Institution Winton, NC	1,450	BOP	Federal Correctional	Low	April 2011	4 years	Three, Two-year	Owned

Robert A. Deyton Detention Facility Lovejoy, GA	768	USMS	Federal Detention	Medium	February 2008	5 years	Three, Five year	Leased

South Bay Correctional Facility South Bay, FL	1,948	FL DMS	State Correctional	Medium/ Close	July 2009	3 years	Unlimited, Two-year	Managed

South Louisiana Correctional Center, LA(3)	1,000	Idle						Owned

Corrections & Detention — Australia:

Arthur Gorrie Correctional Centre Queensland, Australia	890	QLD DCS	State Remand Prison	High/ Maximum	January 2008	5 years	One, Five-year, Plus Three, Six-month extensions	Managed

Fulham Correctional Centre & Nalu Challenge Community Victoria, Australia	785	VIC DOJ	State Prison	Minimum/ Medium	July 2012	4 years	19 years, Four months	Managed

Junee Correctional Centre New South Wales, Australia	1,279	NSW	State Prison	Minimum/ Medium	March 2014	5 years	Two, Five year	Managed

Parklea Correctional Centre Sydney, Australia	823	NSW	State Remand Prison	All Levels	October 2009	5 years	One, Three year, Plus 1 year, 6 months	Managed

Ravenhall Correctional Centre Melbourne, Australia	1,300	VIC DOJ	State Prison	Medium	November 2017	24 years plus 5 months	None	Managed

Corrections & Detention — United Kingdom:

Dungavel House Immigration Removal Centre, South Lanarkshire, UK	249	UKBA	Detention Centre	Minimum	September 2011	5 years	Three, One year, Plus two-year	Managed

Corrections & Detention — South Africa:

Kutama-Sinthumule Correctional Centre Limpopo Province, Republic of South Africa	3,024	RSA DCS	National Prison	Maximum	February 2002	25 years	None	Managed

Corrections & Detention — Canada:

New Brunswick Youth Centre Mirimachi, Canada (4)	N/A	PNB	Provincial Juvenile Facility	All Levels	October 1997	25 years	One, Ten-year	Managed

GEO Care — Community Based Services:

ADAPPT, PA	186	PA DOC	Community Corrections	Community	July 2013	3 years	Two, One year, Plus One Three month extension, Plus one Four month extension	Owned

Facility Name & Location	Capacity (1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned

Alabama Therapeutic Education Facility, AL	724	AL DOC	Community Corrections	Community	August 2017	2 years / 2 years	None	Owned

Albert “Bo” Robinson Assessment & Treatment Center, NJ	900	NJ DOC/NJ State Parole Board/ Gloucester	Community Corrections	Community	July 2016/ July 2014	2 years / 3 years	Two, One year / Three, One year	Owned

Alle Kiski Pavillion, PA	104	PA DOC	Community Corrections	Community	July 2013	3 years	Two, One year, Plus One Three month extension, Plus one Four month extension	Owned

Arapahoe County Residential Center, CO	240	CO DOC	Community Corrections	Community	July 2018	1 year / 3 years	One, 2 month- extension	Owned

Beaumont Transitional Treatment Center Beaumont, TX	180	TDCJ	Community Corrections	Community	September 2003	2 years	Five, Two year plus Five, One year	Owned

Broad Street, PA	116	Idle						Leased

Bronx Community reentry Center Bronx, NY	196	BOP	Community Corrections	Community	August 2014	1 year	One, One-year, Plus One, One-year and three months, Plus Two, One year Options	Leased

Casper Reentry Center, WY	342	BOP/Lummi Nation/Bureau of Indian Affairs/ Natrona	Community Corrections	Community	January 2017/ January 2018/ April 2017/ June 2018	1 year / 10 months/ 1 year/ 2 years	Four, One year / One Year / One, Five month extension, Plus One, One month, Plus One, Three month extension, Plus one four-month extension/ None	Owned

Chester County, PA	149	PA DOC	Community Corrections	Community	July 2013/ July 2018	3 years/ 1 year	Two, One year, Plus One Three month extension. Plus one Four month extension/ None	Leased

Cheyenne Mountain Recovery Center, CO	750	CO DOC	Community Corrections	Community	July 2018	1 year	Four, One-year	Owned

Facility Name & Location	Capacity (1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned

Coleman Hall, PA	350	Idle						Owned

Community Alternatives of El Paso County, CO	240	CO DOC	Community Corrections	Community	July 2018	1 year	None	Owned

Correctional Alternative Placement Services, CO	45	CO DOC	Community Corrections	Community	July 2018	4 years	None	Owned

Community Alternatives of the Black Hills, SD	68	SD DOC / BOP	Community Corrections	Community	October 2016	1 year	Nine / Four, One-year plus 6 months	Owned

Cordova Center Anchorage, AK	296	BOP / AK DOC	Community Corrections	Community	January 2013/ March 2013	2 years / 4 months	Three, One-year plus One, Six month, plus one, one year renewal / Four, One-year plus One Five month, plus Two, One month, plus One, Five Month, plus one month, plus three, one month extensions	Owned

Delaney Hall, NJ	1,200	Union & Essex Counties	Community Corrections	Community	January 2017/ January 2017	1 year/5 year	One, Six month plus Two, One year options/ None	Owned

El Monte Center El Monte, CA	70	BOP	Community Corrections	Community	July 2013	1 year	Three, One year plus One, Four month Option, Plus One, One year option, plus One 6-month extension	Leased

Grossman Center Leavenworth, KS	150	BOP	Community Corrections	Community	November 2012	2 years	Three, One-year, One 6 month, plus One, One-year extension	Leased

Hoffman Hall, PA	400	Idle						Owned

Las Vegas Community Correctional Center Las Vegas, NV	124	BOP	Community Corrections	Community	February 2016	1 year	Four, One-year extensions	Owned

Facility Name & Location	Capacity (1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned

Leidel Comprehensive Sanction Center Houston, TX	190	BOP	Community Corrections	Community	January 2016	1 year	Four, One year	Owned

Logan Hall, NJ	442	NJ State Parole Board / Union & Essex Counties	Community Corrections	Community	July 2014	3 years	None	Leased

Long Beach Community Reentry Center, CA	112	CDCR	Community Corrections	Community	January 2017	2 years 5 months and 9 days	Two, One-year	Leased

Marvin Gardens Center Los Angeles, CA	60	BOP	Community Corrections	Community	December 2018	1 year	Four, One-year	Leased

McCabe Center Austin, TX	113	Third Party Tenant	Community Corrections	Community	N/A	N/A	N/A	Owned

Mid Valley House Edinburg, TX	128	BOP	Community Corrections	Community	July 2014	1 year	One, One-year, Plus One-year and three months, Plus Two, One year options	Owned

Midtown Center Anchorage, AK	32	AK DOC	Community Corrections	Community Corrections	March 13	4 months	Four, One-year plus One Five month plus Two One month extensions, plus One, Five month, plus one month, plus three, one month extensions	Owned

New Mexico Mens Recovery Academy, NM	174	NM DOC	Community Corrections	Community Corrections	July 2015	4 years	None	Managed

New Mexico Womens Recovery Academy, NM	60	NM DOC	Community Corrections	Community Corrections	July 2015	4 years	None	Managed

Northstar Center Fairbanks, AK	143	AK DOC	Community Corrections	Community	September 2016	10 months	Four, One year	Leased

Oakland Center Oakland, CA	69	BOP	Community Corrections	Community	November 2008	3 years	Seven, One year, plus One, Six month extension	Owned

Parkview Center Anchorage, AK	112	Idle						Owned

Facility Name & Location	Capacity (1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned

Reality House Brownsville, TX	94	BOP	Community Corrections	Community	August 2011	2 year	Three, One-year, Two Six month, One, Eight month, One, Seven month extension, plus One five-month extension	Owned

Roth Hall, PA	136	Idle						Leased

Salt Lake City Center Salt Lake City, UT	115	BOP	Community Corrections	Community	June 2016	1 year	Four One-year	Leased

Scranton Facility, PA	100	PA DOC	Community Corrections	Community	July 2013	3 years	Two, One year, Plus One Three month extension, Plus one Four month extension	Leased

Seaside Center Nome, AK	62	AK DOC	Community Corrections	Community	February 2014	5 months	Four, One-year plus One Six-month, plus One-Five month extension	Owned

Southeast Texas Transitional Center Houston, TX	500	TDCJ	Community Corrections	Community	September 2003	2 years	Five, two-year plus Five one-year	Owned

Talbot Hall, NJ	536	NJ DOC	Community Corrections	Community	July 2016	2 years	One, one-year	Leased

The Harbor, NJ	260	NJ DOC	Community Corrections	Community	July 2016	2 years	One, one-year	Leased

Toler Hall, NJ	113	BOP	Community Corrections	Community	May 2012	2 years	Three, One-year, Plus Two 6 month extensions, plus One, Six-month extension, plus Two 6-month extensions	Leased

Tooley Hall, CO	70	City & County of Denver	Community Corrections	Community	July 2018	1 year	None	Owned

Tully House, NJ	344	NJ DOC	Community Corrections	Community	July 2016	2 years	One, one-year	Owned

Facility Name & Location	Capacity (1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned

Taylor Street Center San Francisco, CA	240	BOP / CDCR	Community Corrections	Community	April 2016 / July 2017	1 year / 3 years	Four, One year / Two, One year Options	Owned

Tundra Center Bethel, AK	85	AK DOC	Community Corrections	Community	February 2012	5 months	Four, One-year plus Two Six-month, plus One Five-month extension, plus One, Three- month, plus One, One Month, plus Three, One month extensions, plus three, one-month extensions	Owned

Walker Hall, PA	100	Idle						Leased

Williams Street Center, CO	84	City & County of Denver	Community Corrections	Community	July 2018	1 year	None	Owned

GEO Care — Youth Services:

Residential Facilities

Abraxas Academy Morgantown, PA	214	Various	Youth Residential	Secure	June 2005	None	None	Owned

Abraxas I Marienville, PA	204	Various	Youth Residential	Staff Secure	May 2005	None	None	Owned

Abraxas Ohio Shelby, OH	100	Various	Youth Residential	Staff Secure	June 2005	None	None	Owned

Abraxas Youth Center South Mountain, PA	72	PA Dept of Public Welfare	Youth Residential	Secure/ Staff Secure	June 2005	None	None	Leased

Camp Aspen, SC	36	SC Dept. of Juvenile Justice	Youth Residential	Staff Secure	August 2014	1 year	Unlimited, One-year	Managed

DuPage Interventions Hinsdale, IL	36	Idle						Owned

Hector Garza Center San Antonio, TX	139	TYC	Youth Residential	Staff Secure	June 2005	None	None	Owned

Leadership Development Program South Mountain, PA	128	Various	Youth Residential	Staff Secure	June 2005	None	None	Leased

Southern Peaks Regional Treatment Center Canon City, CO	136	Various	Youth Residential	Staff Secure	June 2005	None	None	Owned

Southwood Interventions Chicago, IL	80	IL DASA, City of Chicago, Medicaid	Youth Residential	Staff Secure	June 2005	None	None	Owned

Woodridge Interventions Woodridge, IL	90	IL DASA, Medicaid	Youth Residential	Staff Secure	June 2005	None	None	Owned

Facility Name & Location	Capacity (1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned

GEO Care — Youth Services:

Non-residential Facilities:

Cleveland Counseling Center Cleveland, OH	115	Various	Youth Non- residential	Open	2014	N/A	N/A	Lease

Harrisburg Community-Based Programs Harrisburg, PA	77	Dauphin or Cumberland Counties	Youth Non- residential	Open	1995	N/A	N/A	Lease

Lehigh Valley Community-Based Programs Lehigh Valley, PA	30	Lehigh and Northampton Counties	Youth Non- residential	Open	1987	N/A	N/A	Lease

WorkBridge Pittsburgh, PA	690	Allegheny County	Youth Non- residential	Open	1987	N/A	N/A	Lease

The following table summarizes certain information with respect to our reentry Day Reporting Centers, which we refer to as DRCs. The information in the table includes the DRCs that we (or a subsidiary or joint venture of GEO) operated under a management contract or had an agreement to provide services as of December 31, 2018:

DRC Location	Number of reporting centers	Type of Customers	Commencement of current contract(s)	Base period	Renewal options	Manage only/ lease
Colorado (5)	6	State, County	Various, 2015 – 2018	1 year	Varies	Lease

California	26	State, County	2017	3 years	One, One year	Lease or Manage only

New Jersey	5	State, County	2015	4 years	One, One year	Lease

Pennsylvania	9	State, County	Various, 2006 – 2018	3 to 5 years	Varies	Lease

Illinois	7	State, County	2018	5 years	One, Five year	Lease or Manage only

Kansas	1	County	2016	1 year	Four, One year	Lease

Louisiana	5	State	2018	3 years	None	Lease

Kentucky	1	County	2015	1 year	Four, One year	Lease

Customer Legend:

Abbreviation	Customer
AL DOC	Alabama Department of Corrections
AK DOC	Alaska Department of Corrections
AZ DOC	Arizona Department of Corrections
BOP	Federal Bureau of Prisons
CDCR	California Department of Corrections & Rehabilitation
CO DOC	Colorado Department of Corrections
FL DOC	Florida Department of Corrections
FL DMS	Florida Department of Management Services
GA DOC	Georgia Department of Corrections
ICE	U.S. Immigration & Customs Enforcement
ID DOC	Idaho Department of Corrections
IN DOC	Indiana Department of Correction
IGA	Inter-governmental Agreement
IL DASA	Illinois Department of Alcoholism and Substance Abuse
LA DOC	Louisiana Department of Corrections
NJ DOC	New Jersey Department of Corrections
NM DOC	New Mexico Department of Corrections
NSW	Commissioner of Corrective Services for New South Wales, Australia
OK DOC	Oklahoma Department of Corrections
PA DOC	Pennsylvania Department of Corrections
PNB	Province of New Brunswick
QLD DCS	Department of Corrective Services of the State of Queensland, Australia
RSA DCS	Republic of South Africa Department of Correctional Services
SC Dept of Juvenile Justice	South Carolina Department of Juvenile Justice
SD DOC	South Dakota Department of Corrections
TDCJ	Texas Department of Criminal Justice
TYC	Texas Youth Commission
UKBA	United Kingdom Border Agency
USMS	United States Marshals Service
VA DOC	Virginia Department of Corrections
VIC DOJ	Department of Justice of the State of Victoria, Australia
VT DOC	Vermont Department of Corrections
WA DOC	Washington Department of Corrections

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
(5)

The Colorado Day Reporting Centers provide many of the same services as the full service Day Reporting Centers, but rather than providing these services through comprehensive treatment plans dictated by the governing authority, these services are provided on a fee for service basis. Such services may be connected to government agency contracts and would be reimbursed by those agencies. Other services are offered directly to offenders allowing them to meet court-ordered requirements and are paid by the offender as the service is provided.

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

Aside from our customers’ unilateral right to terminate our facility management contracts with them at any time for any reason, there are two points during the typical lifecycle of a contract which may result in the loss by us of a facility management contract with our customers. We refer to these points as contract “renewals” and contract “re-bids.” Many of our facility management contracts with our government customers have an initial fixed term and subsequent renewal rights for one or more additional periods at the unilateral option of the customer. Because most of our contracts for youth services do not guarantee placement or revenue, we have not considered these contracts to ever be in the renewal or re-bid stage since they are more perpetual in nature. As such, the contracts for youth services are not considered as renewals or re-bids nor are they included in the table below. We count each government customer’s right to renew a particular facility management contract for an additional period as a separate “renewal.” For example, a five-year initial fixed term contract with customer options to renew for five separate additional one-year periods would, if fully exercised, be counted as five separate renewals, with one renewal coming in each of the five years following the initial term. As of December 31, 2018, 70 of our facility management contracts representing approximately 31,000 beds are scheduled to expire on or before December 31, 2019, unless renewed by the customer at its sole option in certain cases, or unless renewed by mutual agreement in other cases. These contracts represented 33.0% of our consolidated revenues for the year ended December 31, 2018. We undertake substantial efforts to renew our facility management contracts. Our average historical facility management contract renewal rate approximates 90%. However, given their unilateral nature, we cannot assure you that our customers will in fact exercise their renewal options under existing contracts. In addition, in connection with contract renewals, either we or the contracting government agency have typically requested changes or adjustments to contractual terms. As a result, contract renewals may be made on terms that are more or less favorable to us than those in existence prior to the renewals.

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

As of December 31, 2018, 47 of our facility management contracts as well as certain of our other management contracts that are also subject to competitive re-bid, including our contract to provide services to U.S. Immigration and Customs Enforcement (“ICE”) under the Intensive Supervision Appearance Program (“ISAP”), may be subject to competitive re-bid in 2019. These contracts in the aggregate represented 17.7% and $412.0 million of our 2018 consolidated revenues. The following table sets forth the number of facility management contracts that we currently believe will be subject to competitive re-bid in each of the next five years and thereafter, and the total number of beds relating to those potential competitive re-bid situations during each period:

Year	Re-bid	Total Number of Beds up for Re-bid
2019	47	10,233
2020	19	7,228
2021	15	9,346
2022	10	2,200
2023	16	6,952
Thereafter	57	39,346

Total	164	75,305

Competition

We compete primarily on the basis of the quality and range of services we offer; our experience domestically and internationally in the design, construction, and management of privatized correctional and detention facilities; our reputation; and our pricing. We compete directly with the public sector, where governmental agencies responsible for the operation of correctional, detention, youth services, community-based services and reentry facilities are often seeking to retain projects that might otherwise be privatized. In the private sector, our U.S. Corrections & Detention and International Services business segments compete with a number of companies, including, but not limited to: Core Civic; Management and Training Corporation; Emerald Companies; LaSalle Southwest Corrections; Group 4 Securicor; Sodexo Justice Services (formerly Kaylx); and Serco. Our GEO Care business segment competes with a number of different small-to-medium sized companies, reflecting the highly fragmented nature of the youth services and community based services industry. BI’s electronic monitoring business competes with a number of companies, including, but not limited to: G4 Justice Services, LLC; 3M Electronic Monitoring, a 3M Company. Some of our competitors are larger and have more resources than we do. We also compete in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance.

Employees and Employee Training

At December 31, 2018, we had approximately 22,000 full-time employees. Of our full-time employees, approximately 650 were employed at our corporate headquarters and regional offices and approximately 21,000 were employed at facilities and international offices. We employ personnel in positions of management, administrative and clerical, security, educational services, human services, health services and general maintenance at our various locations. Approximately 5,000 and 2,000 employees are covered by collective bargaining agreements in the United States and at international offices, respectively. We believe that our relations with our employees are satisfactory.

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

We currently maintain a general liability policy and excess liability policies with total limits of $80.0 million per occurrence and in the aggregate covering the operations of U.S. Corrections & Detention, GEO Care’s community-based services, GEO Care’s youth services and BI. We have a claims-made liability insurance program with a specific loss limit of $35.0 million per occurrence and in the aggregate related to medical professional liability claims arising out of correctional healthcare services. We are uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability and automobile liability.

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

Of the reserves discussed above, our most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves are undiscounted and were $70.9 million and $71.0 million as of December 31, 2018 and 2017, respectively and are included in accrued expenses in the accompanying balance sheets. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially adversely impacted.

International Operations

Our international operations for fiscal years 2018, 2017 and 2016 consisted of the operations of our wholly-owned Australian subsidiaries, our wholly owned subsidiary in the United Kingdom, and South African Custodial Management Pty. Limited, our consolidated joint venture in South Africa, which we refer to as SACM. In Australia, our wholly-owned subsidiary, GEO Australia, currently manages five facilities. We operate one facility in South Africa through SACM. Our wholly-owned subsidiary in the United Kingdom, The GEO Group UK Ltd., operates the 217-bed Dungavel House Immigration Removal Centre located near Glasgow, Scotland. In September 2014, one of our Australian subsidiaries signed the Ravenhall Prison Project Agreement (“Ravenhall Contract”) with the State of Victoria for the development and operation of a new 1,300-bed facility in Ravenhall, a locality near Melbourne, Australia under a Public-Private Partnership financing structure. The facility has the capacity to house 1,300 inmates should the State of Victoria have the need for additional beds in the future. The design and construction phase of the agreement began in September 2014 and was completed during the fourth quarter of 2017. See Item 7 for more discussion related to the results of our international operations. Financial information about our operations in different geographic regions appears in Note-15 Business Segments and Geographic Information in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Business Concentration

Except for the major customers noted in the following table, no other single customer made up greater than 10% of our consolidated revenues for these years.

Customer	2018	2017	2016
Various agencies of the U.S. Federal Government:	50%	48%	48%

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

If we fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our taxable income at regular corporate rates, and dividends paid to our shareholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Internal Revenue Service Code of 1986, as amended (the “Code”) provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT. If we fail to qualify for taxation as a REIT, we may need to borrow additional funds or liquidate some investments to pay any additional tax liability. Accordingly, funds available for investment and making payments on our indebtedness would be reduced.

Qualifying as a REIT involves highly technical and complex provisions of the Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence.

Complying with the REIT requirements may cause us to liquidate or forgo otherwise attractive opportunities.

To maintain our qualification as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investments. These actions could have the effect of reducing our income, amounts available for distribution to our shareholders and amounts available for making payments on our indebtedness.

In addition to the asset tests set forth above, to maintain our qualification as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our shareholders and the ownership of our stock. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments and make payments on our indebtedness.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum U.S. federal income tax rate applicable to income from “qualified dividends” payable to U.S. shareholders that are individuals, trusts and estates is currently 20% exclusive of the 3.8% investment tax surcharge. Dividends payable by REITs, however, may only be eligible in part or not at all for the reduced rates applicable to “qualified dividends”. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. However, for taxable years that begin after December 31, 2017 and before January 1, 2026, shareholders that are individuals, trusts or estates are generally entitled to a deduction equal to 20% of the aggregate amount of ordinary income dividends received from a REIT, subject to certain limitations. This 20% deduction does not apply to “qualified dividends”.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, in order for us to maintain our qualification as a REIT (assuming that certain other requirements are also satisfied) so that U.S. federal corporate income tax does not apply to earnings that we distribute. To the extent that we satisfy this distribution requirement and maintain our qualification for taxation as a REIT but distribute less than 100% of our REIT taxable income, including any net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to make distributions to our shareholders to comply with the REIT requirements of the Code and avoid corporate income tax and the 4% annual excise tax.

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

We may be subject to certain federal, state, local and foreign taxes on our income and assets, taxes on any undistributed income, franchise, property and transfer taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s length basis. Any of these taxes would decrease our earnings and our available cash.

Our TRS assets and operations will continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which those assets and operations are located.

We will also be subject to a federal corporate level tax at the highest regular corporate rate on the gain recognized from a sale of assets occurring during our first five years as a REIT, up to the amount of the built-in gain that existed on January 1, 2013, which is based on the fair market value of those assets in excess of our tax basis as of January 1, 2013. Furthermore, we will be subject to a federal corporate level tax at the highest regular corporate rate on the gain recognized from a sale of assets we acquired in connection with the 2017 CEC acquisition if a sale of such assets occurs during the applicable five-year period following our acquisition of CEC. Gain from a sale of an asset occurring after the specified period ends will not be subject to this corporate level tax. We currently do not expect to sell any asset if the sale would result in the imposition of a material tax liability. We cannot, however, assure you that we will not change our plans in this regard.

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

The net income of our TRSs is not required to be distributed to us, and such undistributed TRS income is generally not subject to our REIT distribution requirements. However, if the accumulation of cash or reinvestment of significant earnings in our TRSs causes the fair market value of our securities in those entities, taken together with other non-qualifying assets to exceed 25% of the fair market value of our assets, in each case as determined for REIT asset testing purposes, we would, absent timely responsive action, fail to maintain our qualification as a REIT. Additionally, beginning in 2018, if the accumulation of cash or reinvestment of significant earnings in our TRSs causes the fair market value of our securities in those entities to exceed 20% of the fair market value of our assets, in each case as determined for REIT asset testing purposes, we would, absent timely responsive action, similarly fail to maintain our qualification as a REIT.

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to maintain our qualification as a REIT.

The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial, or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. The U.S. federal income tax rules dealing with REITs are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (the “Treasury”), which results in statutory changes as well as frequent revisions to regulations and interpretations. Additionally, legislative bills or proposals have been introduced from time to time with the aim of limiting or restricting the types of industries or companies that can qualify as a REIT. New legislation, Treasury regulations, administrative interpretations or court decisions implemented or adopted in the future could significantly and negatively affect our ability to maintain our qualification as a REIT or the U.S. federal income tax consequences to our investors and us of such qualification. We cannot predict how changes in the tax laws might affect our investors or us. Revisions in U.S. federal tax laws and interpretations thereof could significantly and negatively affect our ability to maintain our qualification as a REIT and the tax considerations relevant to an investment in us, or could cause us to change our investments and commitments. You are urged to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.

Risks Related to Our High Level of Indebtedness

Our level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt service obligations.

We have a significant amount of indebtedness. Our total consolidated indebtedness as of December 31, 2018 was approximately $2.4 billion, excluding non-recourse debt of $341.1 million and capital lease obligations of $6.1 million. As of December 31, 2018, we had $62.3 million outstanding in letters of credit and $490.8 million in borrowings outstanding under our revolver. Also as of December 31, 2018, we had the ability to borrow $346.9 million under our revolver, after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under our senior credit facility with respect to the incurrence of additional indebtedness. At December 31, 2018, we also had approximately AUD 100 million in letters of credit outstanding under our Australian letter of credit facility in connection with certain performance guarantees related to the Ravenhall Prison Project. We also have the ability to increase our senior credit facility by an additional $450 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

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

If we are unable to meet our debt service obligations, we may need to reduce capital expenditures, restructure or refinance our indebtedness, obtain additional equity financing or sell assets. We may be unable to restructure or refinance our indebtedness, obtain additional equity financing or sell assets on satisfactory terms or at all. In addition, our ability to incur additional indebtedness will be restricted by the terms of our senior credit facility, the indenture governing the 6.00% Senior Notes due 2026 (“6.00% Senior Notes”), the indenture governing the 5.125% Senior Notes due 2023 (“5.125% Senior Notes”), the indenture governing the 5.875% Senior Notes due 2022 and the indenture governing the 5.875% Senior Notes due 2024.

We are incurring significant indebtedness in connection with substantial ongoing capital expenditures. Capital expenditures for existing and future projects may materially strain our liquidity.

As of December 31, 2018, we were developing a number of projects that we estimate will cost approximately $255.3 million, of which $210.8 million was spent through December 31, 2018. We estimate our remaining capital requirements to be approximately $44.5 million, which we anticipate will be spent through 2020. Capital expenditures related to facility maintenance costs are expected to be approximately $28 million for 2019. We intend to finance these and future projects using our own funds, including cash on hand, cash flow from operations and borrowings under the revolver. In addition to these current estimated capital requirements for 2019, we are currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2019 could materially increase. As of December 31, 2018, we had the ability to borrow $346.9 million under the revolver after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under the senior credit facility. In addition, we have the ability to increase the senior credit facility by an additional $450 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions thereunder. While we believe we currently have adequate borrowing capacity under our senior credit facility to fund our operations and all of our committed capital expenditure projects, we may need additional borrowings or financing from other sources in order to complete potential capital expenditures related to new projects in the future. We cannot assure you that such borrowings or financing will be made available to us on satisfactory terms, or at all. In addition, the large capital commitments that these projects will require over the next 12-18 month period may materially strain our liquidity and our borrowing capacity for other purposes. Capital constraints caused by these projects may also cause us to have to entirely refinance our existing indebtedness or incur more indebtedness. Such financing may have terms less favorable than those we currently have in place, or not be available to us at all. In addition, the concurrent development of these and other large capital projects exposes us to material risks. For example, we may not complete some or all of the projects on time or on budget, which could cause us to absorb any losses associated with any delays.

Despite current indebtedness levels, we may still incur more indebtedness, which could further exacerbate the risks described above.

The terms of the indentures governing the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 and our senior credit facility restrict our ability to incur, but do not prohibit us from incurring, significant additional indebtedness in the future. As of December 31, 2018, we had the ability to borrow an additional $346.9 million under the revolver portion of our senior credit facility after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under the senior credit facility. We also would have the ability to increase the senior credit facility by an additional $450 million, subject to lender demand, prevailing market conditions and satisfying relevant borrowing conditions. Also, we may refinance all or a portion of our indebtedness, including borrowings under our senior credit facility, the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024. The terms of such refinancing may be less restrictive and permit us to incur more indebtedness than we can now. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face related to our significant level of indebtedness could intensify.

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

Borrowings under our senior credit facility bear interest at a variable rate. As a result, to the extent our exposure to increases in interest rates is not eliminated through interest rate protection agreements, such increases will result in higher debt service costs which will adversely affect our cash flows. We currently do not have interest rate protection agreements in place to protect against interest rate fluctuations on borrowings under our senior credit facility. As of December 31, 2018, we had $1,276.8 million of indebtedness outstanding under our senior credit facility, and a one percent increase in the interest rate applicable to the Senior Credit Facility would increase our annual interest expense by approximately $12.8 million. In addition, an increase in market interest rates may lead holders of our common stock to demand a higher yield on their shares from distributions by us, which could adversely affect the market price of our common stock.

We depend on distributions from our subsidiaries to make payments on our indebtedness. These distributions may not be made.

A substantial portion of our business is conducted by our subsidiaries. Therefore, our ability to meet our payment obligations on our indebtedness is substantially dependent on the earnings of certain of our subsidiaries and the payment of funds to us by our subsidiaries as dividends, loans, advances or other payments. Our subsidiaries are separate and distinct legal entities and, unless they expressly guarantee any indebtedness of ours, they are not obligated to make funds available for payment of our indebtedness in the form of loans, distributions or otherwise. Our subsidiaries’ ability to make any such loans, distributions or other payments to us will depend on their earnings, business results, the terms of their existing and any future indebtedness, tax considerations and legal or contractual restrictions to which they may be subject. If our subsidiaries do not make such payments to us, our ability to repay our indebtedness may be materially adversely affected. For the year ended December 31, 2018, our subsidiaries accounted for 65.5% of our consolidated revenues, and as of December 31, 2018, our subsidiaries accounted for 92.2% of our total assets.

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

From time to time, we may not have a management contract with a customer to operate existing beds or new beds at facilities that we are currently in the process of renovating and expanding. While we will always strive to work diligently with a number of different customers for the use of these beds, we cannot assure you that a contract for the beds will be secured on a timely basis, or at all. While a facility or new beds at a facility are vacant, we incur carrying costs. We are currently marketing approximately 4,700 vacant beds at four of our idle facilities in our U.S. Correction & Detention segment to potential customers. The annual carrying cost of these idle facilities in 2019 is estimated to be $17.3 million, including depreciation expense of $3.9 million, if the facilities remain vacant during 2019. At December 31, 2018, these facilities had a net book value of $126.0 million. Failure to secure a management contract for a facility or expansion project could have a material adverse impact on our financial condition, results of operations and/or cash flows. We review our facilities for impairment whenever events or changes in circumstances indicate the net book value of the facility may not be recoverable. Impairment charges taken on our facilities could require material charges to our results of operations. In addition, in order to secure a management contract for these beds, we may need to incur significant capital expenditures to renovate or further expand the facility to meet potential clients’ needs.

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

As of December 31, 2018, 47 of our facility management contracts as well as certain of our other management contracts that are also subject to competitive re-bid, including our contract to provide services to ICE under JSAP, may be subject to competitive re-bid in 2019. These contracts in the aggregate represented 17.7% and $412.0 million of our 2018 consolidated revenues. While we are pleased with our historical win rate on competitive re-bids and are committed to continuing to bid competitively on appropriate future competitive re-bid opportunities, we cannot in fact assure you that we will prevail in future re-bid situations. Also, we cannot assure you that any competitive re-bids we win will be on terms more favorable to us than those in existence with respect to the applicable expiring contract.

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

We have a substantial amount of goodwill and other intangible assets resulting from business acquisitions. As of December 31, 2018, we had $1,008.7 million of goodwill and other intangible assets. At least annually, or whenever events or changes in circumstances indicate a potential impairment in the carrying value as defined by Generally Accepted Accounting Principles in the United States of America, or U.S. GAAP, we will evaluate this goodwill for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Estimated fair values could change if there are changes in our capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. Impairments of goodwill or other intangible assets could require material non-cash charges to our results of operations.

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

We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. Of our governmental partners, four customers, through multiple individual contracts, accounted for 49.7% and 47.6% of our consolidated revenues for the years ended December 31, 2018 and 2017, respectively. In addition, three federal governmental agencies with correctional and detention responsibilities, the Bureau of Prisons (“BOP”), ICE, and the U.S. Marshals Service, accounted for 49.2% and 47.3% of our total consolidated revenues for the years ended December 31, 2018 and 2017, respectively, through multiple individual contracts, with the Bureau of Prisons accounting for 12.1% and 13.2% of our total consolidated revenues for such years, ICE accounting for 26.0% and 23.9% of our total consolidated revenues for such years, and the U.S. Marshals Service accounting for 11.1% and 10.2% of our total consolidated revenues for such years. However, no individual contract with these clients accounted for more than 10.0% of our total consolidated revenues for such years. Government agencies from the State of Florida accounted for approximately 5% of our total consolidated revenues for each of the years ended December 31, 2018 and 2017 through multiple individual contracts.

Our revenues depend on our governmental customers receiving sufficient funding and providing us with timely payment under the terms of our contracts. If the applicable governmental customers do not receive sufficient appropriations to cover their contractual obligations, they may delay or reduce payment to us or terminate their contracts with us. With respect to our federal government customers, any future impasse or struggle impacting the federal government’s ability to reach agreement on the federal budget, debt ceiling or any future federal government shut downs could result in material payment delays, payment reductions or contract terminations. For example, the recent federal government shutdown that lasted thirty-five days resulted in our experiencing material payment delays from our federal governmental partners. Additionally, our governmental customers may request in the future that we reduce our per diem contract rates or forego increases to those rates as a way for those governmental customers to control their spending and address their budgetary shortfalls.

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

State budgets continue their slow to moderate recovery. According to the National Conference of State Legislatures, the outlook for state budgets is stable. Revenue performance is positive, and expenditure overruns are relatively modest. Overall, most state officials anticipate a slow and steady improvement in state finances. As of December 31, 2018, GEO Corrections had 10 state clients and GEO Care had 16 state clients: Florida, Georgia, Arkansas, Louisiana, Colorado, Maryland, Missouri, Virginia, Iowa, Indiana, Kentucky, Illinois, Oklahoma, Nevada, Delaware, New Jersey, North Carolina, South Carolina, Montana, New Mexico, Arizona, Maine, Vermont, Pennsylvania, Texas and California. If state budgetary conditions deteriorate, our 26 state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts with those customers on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. In addition, budgetary constraints in states that are not our current customers could prevent those states from using public-private partnerships for correctional, detention or community based service opportunities that we otherwise could have pursued.

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

Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the contracting governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have a material adverse effect on our cash flow and financial condition, which may make it difficult to satisfy our payment obligations on our indebtedness, including the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022, the 5.875% Senior Notes due 2024 and the senior credit facility, in a timely manner. In addition, as a result of, among other things, recent economic developments, domestically, federal, state and local governments have encountered, and may continue to encounter, unusual budgetary constraints. As a result, a number of state and local governments may be under pressure to control additional spending or reduce current levels of spending which could limit or eliminate appropriations for the facilities that we operate. Additionally, as a result of these factors, we may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. Budgetary limitations may also make it more difficult for us to renew our existing contracts on favorable terms or at all. Further, a number of states and foreign governments in which we operate may experience budget constraints for fiscal year 2019. We cannot assure you that these constraints would not result in reductions in per diems, delays in payment for services rendered or unilateral termination of contracts.

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

The nature of our business exposes us to various types of third-party legal claims, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to the federal Trafficking and Victims Protection Act, product liability claims, intellectual property infringement claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with our facilities, programs, electronic monitoring products, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. In addition, our management contracts generally require us to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. We maintain insurance coverage for these general types of claims, except for claims relating to employment matters, for which we carry no insurance. However, we generally have high deductible payment requirements on our primary insurance policies, including our general liability insurance, and there are also varying limits on the maximum amount of our overall coverage. As a result, the insurance we maintain to cover the various liabilities to which we are exposed may not be adequate. Any losses relating to matters for which we are either uninsured or for which we do not have adequate insurance could have a material adverse effect on our business, financial condition or results of operations. In addition, any losses relating to employment matters could have a material adverse effect on our business, financial condition or results of operations. To the extent the events serving as a basis for any potential claims are alleged or determined to constitute illegal or criminal activity, we could also be subject to criminal liability. Such liability could result in significant monetary fines and could affect our ability to bid on future contracts and retain our existing contracts.

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

For the year ended December 31, 2018, our international operations accounted for approximately 11% of our consolidated revenues from operations. We face risks associated with our operations outside the United States. These risks include, among others, political and economic instability, exchange rate fluctuations, taxes, duties and the laws or regulations in those foreign jurisdictions in which we operate. In the event that we experience any difficulties arising from our operations in foreign markets, our business, financial condition and results of operations may be materially adversely affected.

We conduct certain of our operations through joint ventures or consortiums, which may lead to disagreements with our joint venture partners or business partners and adversely affect our interest in the joint ventures or consortiums.

We conduct our operations in South Africa through our consolidated joint venture, SACM, and through our 50% owned and unconsolidated joint venture South African Custodial Services Pty. Limited, referred to as SACS. We conduct our prisoner escort and related custody services in the United Kingdom through our 50% owned and unconsolidated joint venture in GEO Amey PECS Limited, which we refer to as GEOAmey. We may enter into additional joint ventures in the future. Although we have the majority vote in our consolidated joint venture, SACM, through our ownership of 62.5% of the voting shares, we share equal voting control on all significant matters to come before SACS. We also share equal voting control on all significant matters to come before GEOAmey. We are conducting certain operations in Victoria, Australia through a consortium comprised of our wholly owned subsidiary, GEO Australia, John Holland Construction Forensic Care and Honeywell. The consortium developed and is managing a new 1,300 bed prison in Ravenhall, a location near Melbourne, Australia which was completed in November 2017. These joint venture partners, as well as any future partners, may have interests that are different from ours which may result in conflicting views as to the conduct of the business of the joint venture or consortium. In the event that we have a disagreement with a joint venture partner or consortium business partner as to the resolution of a particular issue to come before the joint venture or consortium, or as to the management or conduct of the business of the joint venture or consortium in general, we may not be able to resolve such disagreement in our favor and such disagreement could have a material adverse effect on our interest in the joint venture or consortium or the business of the joint venture or consortium in general.

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

In addition, the services we provide are labor-intensive. When we are awarded a facility management contract or open a new facility, depending on the service we have been contracted to provide, we may need to hire operating, management, correctional officers, security staff, physicians, nurses and other qualified personnel. The success of our business requires that we attract, develop and retain these personnel. Our inability to hire sufficient qualified personnel on a timely basis or the loss of significant numbers of personnel at existing facilities could have a material effect on our business, financial condition or results of operations.

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

We are often required to post performance bonds issued by a surety company as a condition to bidding on or being awarded a facility development contract. Availability and pricing of these surety commitments is subject to general market and industry conditions, among other factors. If we are unable to effectively pass along surety costs to our customers, any increase in surety costs could adversely affect our operating results. In addition, we may not continue to have access to surety credit or be able to secure bonds economically, without additional collateral, or at the levels required for any potential facility development or contract bids. If we are unable to obtain adequate levels of surety credit on favorable terms, we would have to rely upon letters of credit under our senior credit facility, which would entail higher costs even if such borrowing capacity was available when desired, and our ability to bid for or obtain new contracts could be impaired.

Adverse developments in our relationship with our employees could adversely affect our business, financial condition or results of operations.

At December 31, 2018, approximately 32% of our workforce was covered by collective bargaining agreements and, as of such date, collective bargaining agreements with approximately 9% of our employees were set to expire in less than one year. While only approximately 32% of our workforce schedule is covered by collective bargaining agreements, increases in organizational activity or any future work stoppages could have a material adverse effect on our business, financial condition, or results of operations.

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

Sales of shares of our common stock, or the perception that such sales could occur, could adversely affect the price for our common stock. As of December 31, 2018, there were 187,500,000 shares of common stock authorized under our Articles of Incorporation, of which 120,584,732 shares were outstanding. Our Board of Directors may authorize the issuance of additional authorized but unissued shares of our common stock or other authorized but unissued securities of ours at any time, including pursuant to equity incentive plans and stock purchase plans.

On October 20, 2017, we filed with the SEC an automatic shelf registration on Form S-3. Under this shelf registration, we may, from time to time, sell any combination of securities described in the prospectus in one or more offerings. Each time that we may sell securities, we will provide a prospectus supplement that will contain specific information about the terms of that offering and the securities being offered. On November 9, 2017, in connection with the shelf registration, we filed with the SEC a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $150 million through sales agents. Sales of shares of our common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were 0 shares of common stock sold under this prospectus supplement during the years ended December 31, 2018 or 2017.

An offering of shares of our common stock may have a dilutive effect on our earnings per share and funds from operations per share after giving effect to the issuance of such shares of common stock and the receipt of the expected net proceeds. The actual amount of dilution from any offering of our equity securities, cannot be determined at this time. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market pursuant to an offering, or otherwise, or as a result of the perception or expectation that such sales could occur.

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

The Company leases its corporate offices, which are both located in Boca Raton, Florida. One of the leases expires in March 2019 and has two 5-year renewal options, which if exercised would result in a maximum term ending in March 2029. The other lease expires in December 2028 and has two 5-year renewal options which if exercised will result in a maximum term ending in December 2038. The Company elected not to renew the first lease expiring in March 2019 as the Company purchased land in Boca Raton, Florida to construct a new corporate office building which is expected to be completed in the first quarter of 2019. In addition, we lease office space for our eastern regional office in Charlotte, North Carolina; our central regional office in San Antonio, Texas; our western regional office in Los Angeles, California; and our youth services division in Pittsburgh, Pennsylvania. As a result of the BI acquisition in February 2011 and the Protocol acquisition in February 2014, we are also currently leasing office space in Boulder, Colorado and Aurora, Illinois, respectively. We also lease office space in Sydney and Melbourne, Australia, and in Sandton, South Africa, through our overseas affiliates to support our Australian, and South African operations, respectively. We consider our office space adequate for our current operations.

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

Our common stock trades on the New York Stock Exchange under the symbol “GEO.” As of February 21, 2019 we had 667 shareholders of record. Shareholders of record does not include shareholders who own shares held in “street name.”

Dividends

As a REIT, we are required to distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain) and began paying regular quarterly REIT dividends in 2013. The amount, timing and frequency of future dividends, however, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including, our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

Stock Repurchases

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
October 1, 2018 — October 31, 2018	—	$—	—	$129.6
November 1, 2018 — November 30, 2018	734,190	$22.51	734,190	$113.0
December 1, 2018 — December 31, 2018	358,581	$22.55	358,581	$104.8

Total	1,092,771		1,092,771

(1)

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

Comparison of Five-Year Cumulative Total Return*

The GEO Group, Inc., Russell 2000,

S&P 500 Commercial Services and Supplies Index

and MSCI U.S. REIT Index

(Performance through December 31, 2018)

Date	The GEO Group, Inc.	Russell 2000	S&P 500 Commercial Services and Supplies	MSCI U.S. REIT Index
December 31, 2013	$100.00	$100.00	$100.00	$100.00
December 31, 2014	$133.69	$103.53	$111.60	$125.28
December 31, 2015	$102.93	$97.62	$109.26	$123.39
December 31, 2016	$140.05	$116.63	$122.99	$128.61
December 31, 2017	$147.16	$131.96	$134.60	$129.71
December 31, 2018	$133.40	$115.89	$130.43	$118.50

Assumes $100 invested on December 31, 2013 in our common stock and the respective Index.

*	Total return assumes reinvestment of dividends.

Item 6.	Selected Financial Data

The following table sets forth historical financial data as of and for each of the five years in the period ended December 31, 2018. The selected consolidated financial data should be read in conjunction with our “Management Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to the consolidated financial statements (in thousands, except per share and operational data). Outstanding share and per-share amounts disclosed for all periods presented have been retroactively adjusted to reflect the effects of our 3-for-2 stock split.

Year Ended:	2018	2017	2016	2015	2014
Results of Continuing Operations:
Revenues	$2,331,386	$2,263,420	$2,179,490	$1,843,307	$1,691,620
Operating income	264,665	248,285	265,584	235,729	234,731
Net income	$144,827	$146,024	$148,498	$139,315	$143,840

Income per common share attributable to The GEO Group, Inc.:
Basic:	$1.21	$1.22	$1.34	$1.26	$1.99

Diluted:	$1.20	$1.21	$1.33	$1.25	$1.98

Weighted Average Shares Outstanding:
Basic	120,241	120,095	111,065	110,544	108,405
Diluted	120,747	120,814	111,485	110,993	108,821
Cash Dividends per Common Share:
Cash Dividends	$1.88	$1.88	$1.73	$1.67	$1.55
Financial Condition:
Current assets	$591,107	$579,709	$697,669	$438,346	$377,406
Current liabilities	694,583	369,563	504,058	278,624	254,075
Total assets	4,247,463	4,226,908	3,749,409	3,462,227	3,002,208
Long-term debt, including current portion (excluding non-recourse debt and capital leases and unamortized debt issuance costs)	2,429,312	2,217,287	1,957,530	1,878,870	1,465,921
Total Shareholders’ equity	$1,039,904	$1,198,919	$974,957	$1,006,837	$1,045,993
Operational Data:
Facilities in operation	135	141	104	104	92
Operational capacity of contracts (1)	88,567	88,272	83,599	83,878	75,302
Compensated mandays (2)	28,350,591	27,321,685	24,843,516	23,841,256	22,390,904

(1)	Represents the number of beds primarily from correction and detention facilities and excludes idle facilities and beds under development.
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

As of December 31, 2018, our worldwide operations included the management and/or ownership of approximately 96,000 beds at 135 correctional, detention and reentry facilities, including idle facilities and projects under development and also included the provision of servicing more than 210,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

For the years ended December 31, 2018, 2017 and 2016, we had consolidated revenues of $2.3 billion, $2.3 billion and $2.2 billion, respectively, and we maintained an average company wide facility occupancy rate of 92.7% including 88,567 active beds and excluding 7,068 idle beds for the year ended December 31, 2018, and 91.2% including 88,272 active beds and excluding 7,846 idle beds and beds under development for the year ended December 31, 2017.

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

As a REIT, we are required to distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain) and we began paying regular distributions in 2013. We declared and paid the following regular REIT distributions to our shareholders for the years ended December 31, 2018, 2017 and 2016 which were treated for federal income taxes as follows (retroactively adjusted to reflect the effects of our 3-for-2 stock split):

				Ordinary Dividends
Declaration Date	Payment Date	Record Date	Distribution Per Share	Qualified(1)	Non-Qualified	Nondividend Distributions(2)	Aggregate Payment Amount (millions)
February 3, 2016	February 26, 2016	February 16, 2016	$0.43	$0.0493613	$0.2886402	$0.0953319	$48.5
April 20, 2016	May 12, 2016	May 2, 2016	$0.43	$0.0493613	$0.2886402	$0.0953319	$48.7
July 20, 2016	August 12, 2016	August 1, 2016	$0.43	$0.0493613	$0.2886402	$0.0953319	$48.7
October 18, 2016	November 10, 2016	October 31, 2016	$0.43	$0.0493613	$0.2886402	$0.0953319	$48.8
February 6, 2017	February 27, 2017	February 17, 2017	$0.47	$0.0175622	$0.2468402	$0.2025975	$52.5
April 25, 2017	May 19, 2017	May 9, 2017	$0.47	$0.0176751	$0.2484259	$0.2038990	$58.4
July 10, 2017	July 28, 2017	July 21, 2017	$0.47	$0.0176751	$0.2484259	$0.2038990	$58.3
October 12, 2017	October 30, 2017	October 23, 2017	$0.47	$0.0176751	$0.2484259	$0.2038990	$58.3
February 5, 2018	February 27, 2018	February 16, 2018	$0.47	$0.0461171	$0.2090220	$0.2148609	$58.3
April 11, 2018	May 3, 2018	April 23, 2018	$0.47	$0.0461171	$0.2090220	$0.2148609	$57.4
July 10, 2018	July 27, 2018	July 20, 2018	$0.47	$0.0461171	$0.2090220	$0.2148609	$57.2
October 15, 2018	November 2, 2018	October 26, 2018	$0.47	$0.0461171	$0.2090220	$0.2148609	$57.2

(1)	The amount constitutes a “Qualified Dividend”, as defined by the Internal Revenue Service.
(2)	The amount constitutes a “Return of Capital”, as defined by the Internal Revenue Service.

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

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. The adoption of this standard did not result in a significant change to our historical revenue recognition policies and there were no significant adjustments that required a cumulative adjustment to retained earnings upon transition.

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Sales, value added and other taxes that we collect concurrent with revenue producing activities and that are subsequently remitted to governmental authorities are excluded from revenues. The guidance distinguishes between goods and services. The definition of services under the guidance includes everything other than goods. As such, in our case, this guidance views the provision of housing as a service.

When a contract includes variable consideration, we determine an estimate of the variable consideration and evaluate whether the estimate needs to be constrained; therefore, we include the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration estimates are updated at each reporting date. A limited number of our domestic contracts have provisions upon which a small portion of the revenue for the contract is based on the performance of certain targets. Domestically, revenue based on the performance of certain targets is less than 1% of our consolidated domestic revenues and was not significant during the periods presented. One of our international contracts, related to our Ravenhall correctional facility project (discussed further below), contains a provision where a significant portion of the revenue for the contract is based on the performance of certain targets. These performance targets are based on specific criteria to be met over specific periods of time. Such criteria includes our ability to achieve certain contractual benchmarks relative to the quality of service we provide, non-occurrence of certain disruptive events, effectiveness of our quality control programs and our responsiveness to customer requirements. The performance of these targets are measured quarterly and there was no significant constraint on the estimate of such variable consideration for this contract during the year ended December 31, 2018.

We do not disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which we have the right to invoice for services performed, which is generally the case for all of our contracts. Incidental items that are immaterial in the context of the contract are recognized as expense. We generally do not incur incremental costs related to obtaining a contract with our customers that would meet the requirement for capitalization. There were no assets recognized from costs to obtain a contract with a customer at December 31, 2018 or December 31, 2017.

The timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when services are performed which are due from our customers based on the passage of time. We record a contract liability if consideration is received in advance of the performance of services. Generally, our customers do not provide payment in advance of the performance of services. Therefore, any contract liability is not significant at December 31, 2018 or December 31, 2017 and revenue recognized during the year ended December 31, 2018 that was included in the opening balance of unearned revenue was not significant. There have been no significant amounts of revenue recorded in the periods presented from performance obligations either wholly or partially satisfied in prior periods.

The right to consideration under our contracts is only dependent on the passage of time and is therefore considered to be unconditional. Payment terms and conditions vary by contract type, although, with the exception of the contract receivable related to our Ravenhall correctional facility (further discussed below), terms generally include a requirement of payment within 30 days after performance obligations are satisfied and generally do not include a significant financing component. There have been no significant changes in receivable or unearned revenue balances during the period other than regular invoicing and collection activity.

Owned and Leased — Corrections & Detention

We recognize revenue for corrections & detention housing services where we own or lease the facility as services are performed. We provide for the safe and secure housing and care of incarcerated individuals under public-private partnerships with federal, state and local government agencies. This includes providing 24-hour care and supervision, including but not limited to, such services as medical, transportation, food service, laundry services and various programming activities. These tasks are considered to be activities to fulfill the safe and secure housing performance obligation and are not considered to be individually separate promises in the contract. Each of these activities is highly interrelated and we perform a significant level of integration of these activities. We have identified these activities as a bundle of services and determined that each day of the promised service is distinct. The services provided are part of a series of distinct services that are substantially the same and are measured using the same measure of progress (time-based output method). We have determined that revenue for these services are recognized over time as our customers simultaneously receive and consume the benefits as the services are performed, which is on a continual daily basis, and we have a right to payment for performance completed to date. Time-based output methods of revenue recognition are considered to be a faithful depiction of our efforts to fulfill our obligations under our contracts and therefore reflect the transfer of services to our customers. Our customers generally pay for these services based on a net rate per day per individual or on a fixed monthly rate.

Owned and Leased — Community-based

We recognize revenue for community-based reentry services where we own or lease the facility in a manner similar to our corrections and detention services discussed above. We provide individuals nearing the end of their sentence with the resources necessary to productively transition back into society. Through our residential reentry centers, we provide federal and state parolees and probationers with temporary housing, rehabilitation, substance abuse counseling and vocational and educational programs. These activities are considered to be a bundle of services which are a part of a series of distinct services recognized over time based on the same criteria as discussed above for corrections and detention revenues. Our customers also generally pay for these services based on a net rate per day per individual or on a fixed monthly rate.

Owned and Leased — Youth Services

We recognize revenues for youth services where we own or lease the facility in the same manner as discussed above for the housing, supervision, care and rehabilitation of troubled youth residents. The activities to house and care for troubled youth residents are also considered to be a bundle of services which are part of a series of distinct services recognized over time based on the same criteria discussed for the previous two revenue streams. Our customers generally pay for these services based on a net rate per day per individual.

Managed Only

We recognize revenue for our managed only contracts in the same manner as our Owned and Leased Corrections & Detention and Owned and Leased Community-based contracts as discussed above. The primary exception is that we do not own or lease the facility. The facility is owned by the customer. In certain circumstances, our customers may request that we make certain capital improvements to the facility or make other payments related to the facility. These payments are amortized as a reduction of revenues over the life of the contract. Our customers generally pay for these services based on a net rate per day per individual or a fixed monthly rate.

Facility Construction and Design

Facility Construction and Design revenues during the year ended December 31, 2017 consisted of one contract with the Department of Justice in the State of Victoria (the “State”) for the development and operation of a new 1,300-bed correctional facility (the “Facility”) in Ravenhall, a locality near Melbourne, Australia. The Facility was completed during the fourth quarter of 2017 and we are currently managing the Facility under a 25-year management contract. There were no facility construction and design revenues related to the Facility during the year ended December 31, 2018. Our promise to design and construct the Facility was considered to be a separate and distinct performance obligation from the management obligation which includes the safe and secure housing, care and programming activities for incarcerated individuals similar to the correction & detention services discussed above. For the obligation to manage the Facility, we have determined that revenue should be recorded over time using a time-based output method based on the same criteria as discussed above for correction and detention services. Fees included and priced in the contract for managing the Facility are considered to be stated at their individual estimated stand-alone selling prices using the adjusted market assessment approach. These services are regularly provided by us on a stand-alone basis to similar customers within a similar range of amounts. We used the expected cost plus margin approach to allocate the transaction price to the construction obligation. We were entitled under the contract to receive consideration in the amount of our costs plus a margin.

During the design and construction phase, we determined that revenue should be recorded over time and applied cost based input methods using the actual costs incurred relative to the total estimated costs (percentage of completion basis) to determine progress towards contract completion and to calculate the corresponding amount of revenue and gross profit to recognize. Cost based input methods of revenue recognition are considered to be a faithful depiction of our efforts to satisfy long-term construction contracts and therefore reflect the transfer of goods to the customer as the customer controls the work in progress as the Facility is constructed. Cost based input methods of revenue recognition also require us to make estimates of net contract revenues and costs to complete the project. Significant judgment was required to evaluate the costs to complete the project, including materials, labor, contingencies and other costs. If estimated total costs on the contract are greater than the net contract revenues, the entire estimated loss on the contract is recognized in the period the loss becomes known. The cumulative effect of revisions to estimates related to net contract revenues or costs to complete are recorded in the period in which the revisions to estimates are identified and the amounts can be reasonably estimated. Typically, we enter into fixed price contracts and do not perform additional work unless approved change orders are in place. Costs attributable to unapproved change orders are expensed in the period in which the costs are incurred if we believe that it is not probable that the costs will be recovered through a change in the contract price. If we believe that it is probable that the costs will be recovered through a change in the contract price, costs related to unapproved change orders are expensed in the period in which they are incurred, and contract revenue is recognized to the extent of the costs incurred. Revenue in excess of the costs attributable to unapproved change orders is not recognized until the change order is approved. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. For the periods presented, there were no changes in job performance, job conditions and estimated profitability that required a revision to the estimated costs and income recorded.

We were the primary developer of the project and subcontracted with a bonded international design and build contractor to design and construct the Facility. As the primary contractor for the project, we determined that we were primarily responsible for fulfilling the promise to develop and provide the Facility to the State, including overall responsibility for the acceptability of the project in meeting the State’s specifications. Therefore, we were considered to be a principal in the transaction and construction revenues and construction costs were recorded on a gross basis.

The cost of the project during the design and construction phase was funded by debt financing along with a capital contribution by us which was made in January 2017. Our promise to provide the equity contribution was considered to be a separate and distinct performance obligation that is separate from the construction and facility management obligations. The contribution represents a significant financing element which provided a benefit to the State. Costs incurred and estimated earnings in excess of billings were classified as contract receivable in the accompanying consolidated balance sheets. The contract receivable was partially satisfied through a State contribution, which was made in November 2017 upon commercial acceptance of the Facility, and by quarterly payments to be made over the 25-year operating phase. The timing of these payments provide the State with a significant benefit of financing for the Facility as the payments by the State occur significantly after performance (construction of the Facility). Therefore, the contract receivable has been recorded at net present value based on the timing of expected future settlement. Interest income is calculated using an effective interest rate of 8.97% and has been presented separately from facility design and construction revenue. Interest income also includes an equity return for our capital contribution.

During 2018, we had facility construction & design services related to an expansion project at our Fulham Correctional Centre in Australia which is expected to be completed in the third quarter of 2020. Revenues have been recorded under the same methodology as discussed above.

Non-residential Services and Other

Non-residential Services and Other revenue consists of our contracts with federal and various state and local governments to provide location, alcohol and drug detecting electronic monitoring and case management services to individuals on an as needed or as requested basis. This category also includes our day reporting centers.

We recognize revenues for electronic monitoring and case management services as the services are performed. Services provided consist of community-based supervision (home visits), in-person reporting, telephonic reporting and GPS and other electonic monitoring as well as overall contract management services. The rates for the various services are considered to be stated at their individual stand-alone selling prices. We have determined that the services to be provided are recognized over time based on the unit of occurrence of the various services as our customer simultaneously receives and consumes the benefits as the services are performed and we have a right to payment for performance completed to date. Generally, these services are paid based on a net rate per occurrence and a monthly fee for management services.

Certain of our electronic monitoring contracts include providing monitoring equipment and related monitoring services activities (using internal proprietary software platforms) to our customers. These tasks are considered to be activities to fulfill the promise to provide electronic monitoring services to individuals and are not considered to be individually separate promises in the contract. In the context of the contract, the equipment and monitoring service is not considered to be capable of being distinct as the customer typically cannot benefit from the equipment or monitoring service on its own or with other readily available resources. We have identified these activities as a bundle of services and determined that each day or unit of the promised service is distinct. These services are part of a series of distinct services that are substantially the same and are measured using the same measure of progress (time-based output method) and are therefore accounted for as a single performance obligation. We have determined that services are recognized over time as the customer simultaneously receives and consumes the benefits as the services are performed and we have a right to payment for performance completed to date.

Services provided for our day reporting centers are similar to our Owned and Leased Community-based services discussed above with the exception of temporary housing.

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

We currently maintain a general liability policy and excess liability policies with total limits of $80.0 million per occurrence and $100 million in the aggregate covering the operations of U.S. Corrections & Detention, GEO Care’s community-based services, GEO Care’s youth services and BI. We have a claims-made liability insurance program with a specific loss limit of $35.0 million per occurrence and in the aggregate related to medical professional liability claims arising out of correctional healthcare services. We are uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability, cybersecurity liabiity and automobile liability.

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

Of the insurance policies discussed above, our most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves are undiscounted and were $70.9 million and $71.0 million as of December 31, 2018 and 2017, respectively and are included in accrued expenses in the accompanying balance sheets. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially adversely impacted.

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

The U.S. Tax Cut and Jobs Act (“Tax Act”) was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. Effective 2018, the Tax Act reduced the U.S. statutory corporate tax rate of our domestic TRSs from 35% to 21% and created new items of taxable income and taxes on certain foreign sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income and the base erosion and antiabuse tax, respectively. In addition, in 2017 the Tax Act provided for a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax. While the Company has foreign operations, it has identified that there is no transition tax due. Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the Tax Act.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we have made reasonable estimates of the effects and recorded provisional amounts in its financial statements for the year ended December 31, 2017. As we collected and prepared necessary data, and interpreted any additional guidance issued by the U.S. Treasury Department, the IRS or other standard-setting bodies, we made adjustments over the course of the year to the provisional amounts, including refinements to deferred taxes. The accounting for the tax effects of the enactment of the Tax Act has been completed as of December 31, 2018.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 50 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the assessment indicates that assets will be used for a longer or shorter period than previously anticipated, the useful lives of the assets are revised, resulting in a change in estimate. We have not made any changes in estimates during the years ended December 31, 2018, 2017 and 2016. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of company-owned correctional and detention facilities. Cost for self-constructed correctional and detention facilities includes direct materials and labor, capitalized interest and certain other indirect costs associated with construction of the facility, such as property taxes, other indirect labor and related benefits and payroll taxes. We begin capitalizing costs during the pre-construction phase, which is the period during which costs are incurred to evaluate the site, and continues until the facility is substantially complete and ready for occupancy. Labor costs capitalized for the years ended December 31, 2018, 2017 and 2016 were not significant. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.

Asset Impairments

We had property and equipment of $2.2 billion as of December 31, 2018 and 2017, including approximately 4,700 vacant beds at four idle facilities in our U.S. Corrections & Detention segment with a carrying value of $126 million which are being marketed to potential customers as of December 31, 2018, excluding equipment and other assets that can be easily transferred for use at other facilities. The Company is also marketing to potential customers 3 idle facilities in its GEO Care segment with a carrying value of $23.4 million.

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

We test idle facilities for impairment upon notification that the facilities will no longer be utilized by the customer. If a long-lived asset is part of a group that includes other assets, the unit of accounting for the long-lived asset is its group. Generally, we group assets by facility for the purpose of considering whether any impairment exists. The estimates of recoverability are based on projected undiscounted cash flows associated with actual marketing efforts where available or, in other instances, projected undiscounted cash flows that are comparable to historical cash flows from management contracts at similar facilities and sensitivity analyses that consider reductions to such cash flows. Our sensitivity analyses include adjustments to projected cash flows compared to the historical cash flows due to current business conditions which impact per diem rates as well as labor and other operating costs, changes related to facility mission due to changes in prospective clients, and changes in projected capacity and occupancy rates. We also factor in prolonged periods of vacancies as well as the time and costs required to ramp up facility population once a contract is obtained. We perform the impairment analyses on an annual basis for each of the idle facilities and update each quarter for market developments for the potential utilization of each of the facilities in order to identify events that may cause us to reconsider the most recent assumptions. Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than used in our most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact our ability to house certain types of inmates at such facility. Further, a substantial increase in the number of available beds at other facilities that we own, or in the marketplace, could lead to deterioration in market conditions and projected cash flows. Although they are not frequently received, an unsolicited offer to purchase any of our idle facilities, at amounts that are less than their carrying value could also cause us to reconsider the assumptions used in the most recent impairment analysis. We have identified marketing prospects to utilize each of the remaining currently idled facilities and do not see any catalysts that would result in a current impairment. However, we can provide no assurance that we will be able to secure management contracts to utilize our idle facilities, or that we will not incur impairment charges in the future. In all cases, the projected undiscounted cash flows in our analysis as of December 31, 2018 substantially exceeded the carrying amounts of each facility.

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

Recent Accounting Pronouncements

The Company implemented the following accounting standards during the year ended December 31, 2018:

In May 2014, the Financial Accounting Standards Board (“FASB”), issued a new standard related to revenue recognition (ASU 2014-09, “Revenue from Contracts with Customers”. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective transition method). The new standard became effective for us beginning on January 1, 2018 and we used the modified retrospective transition method to implement this standard. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows. Disclosures related to the nature, amount and timing of revenue and cash flows arising from contracts with customers are included in the Revenue Recognition section herein.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows,” which clarified the presentation and classification in the statement of cash flows for eight specific cash flow issues with the objective of reducing diversity in practice. These cash flow issues include debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies), distributions received from equity method investees, beneficial interests in securitization transactions and also addresses separately identified cash flows and the application of the predominance principle. The amendments in ASU No. 2016-15 became effective for us on January 1, 2018. We elected to apply the cumulative earnings approach to classify distributions received from our equity method investees and determined that the distributions are a return on investment and are therefore classified as cash inflows from operating activities. The implementation of this standard did not have a material impact on our financial position, results of operations or cash flows.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes — Intra-Entity Transfers of Assets Other Than Inventory,” as a part of its simplification initiative. The amendments in this standard require entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Under prior generally accepted accounting principles, the recognition of current and deferred income taxes for an intra-entity asset transfer was prohibited until the asset had been sold to an outside party. The new standard became effective for us on January 1, 2018. The amendments in this standard were applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the adoption period. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows — Restricted Cash,” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard became effective for us on January 1, 2018 and was applied using a retrospective transition method to each period presented. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows. As a result of the adoption of this standard, the Consolidated Statement of Cash Flows for the years ended December 31, 2017 and 2016 have been retrospectively adjusted. Refer to the Restricted Cash and Cash Equivalents section in Note 1 — Summary of Business Organization, Operations and Significant Accounting Policies in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations,” which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update provides a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in this update became effective for us on January 1, 2018. The implementation of this standard did not have a material impact on our financial position, results of operations or cash flows.

In March 2017, the FASB issued ASU No. 2017-07 “Compensation — Retirement Benefits (Topic 715) — Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. This guidance revises how employers that sponsor defined benefit pension and other postretirement plans present the net periodic benefit cost in their income statement and requires that the service cost component of net periodic benefit cost be presented in the same income statement line items as other employee compensation costs from services rendered during the period. Of the components of net periodic benefit cost, only the service cost component will be eligible for asset capitalization. The other components of the net periodic benefit cost must be presented separately from the line items that include the service cost and outside of any subtotal of operating income on the income statement. The new standard became effective for us on January 1, 2018. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

In May 2017, the FASB issued ASU No. 2017-10 “Service Concession Arrangements — Determining the Customer of the Operation Services”. The objective of this guidance is to reduce diversity in practice and provide clarification on how an operating entity determines the customer of the operation services for transactions within the scope of Topic 853, Service Concessions Arrangements. The amendments in this update clarify that the grantor is the customer of the operation services in all cases for such arrangements. The new standard was effective for us beginning on January 1, 2018. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

In May 2017, the FASB issued ASU No. 2017-09 “Compensation — Stock Compensation”. The objective of this guidance is to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying modification accounting for changes in the terms or conditions of share-based payment awards. An entity should account for the effects of a modification unless all of the following factors are met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the award is modified; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The new standard became effective for us on January 1, 2018. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

The following accounting standards will be adopted in future periods:

In August 2018, the FASB issued ASU No. 2018-14 “Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715.20)” as a part of its disclosure framework project. The amendments in this update remove, modify and add certain disclosures primarily related to amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, explanations for reasons for significant gains and losses related to changes in the benefit obligation for the period, and projected and accumulated benefit obligations. The new standard is effective for us beginning January 1, 2021. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU No. 2018-13 “Fair Value Measurement (Topic 820)” as a part of its disclosure framework project. The amendments in this update remove, modify and add certain disclosures primarily related to transfers between Level 1 and Level 2 of the fair value hierarchy, various disclosures related to Level 3 fair value measurements and investments in certain entities that calculate net asset value. The new standard is effective for us beginning January 1, 2020. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

In June 2018, the FASB issued ASU No. 2018-07 “Compensation — Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting” as a part of its Simplification Initiative. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the period of time over which share-based payment awards vest and the pattern of cost recognition over that period. The amendment specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide

(1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606-”Revenue from Contracts with Customers.” The new standard is effective for us beginning January 1, 2019. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

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

In August 2017, the FASB issued ASU No. 2017-12 “Derivatives and Hedging — Targeted Improvements to Accounting for Hedging Activities.” The objective of this guidance is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. Certain of the amendments in this update as they relate to cash flow hedges, eliminate the requirement to separately record hedge ineffectiveness currently in earnings. Instead, the entire change in the fair value of the hedging instrument is recorded in other comprehensive income. Those amounts are reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings. The new standard is effective for us beginning January 1, 2019. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

In June 2016, the FASB issued ASC No. 2016-13,”Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The purpose of Update No. 2016-13 is to replace the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. Update No. 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018. We are in the process of determining the effect that the adoption will have on our financial position and results of operations.

In February 2016, FASB issued ASU 2016-02, “Leases,” which requires entities to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. For finance leases and operating leases, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term with each initially measured at the present value of the lease payments. The FASB has recently issued several amendments to the standard, including accounting for land easements. The amendments in ASU 2016-02 are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11 which provides for an optional transition method where an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current generally accepted accounting principles (Topic 840, “Leases”). Alternatively, lessees and lessors can elect to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We have elected to apply the new lease standard at the adoption date on January 1, 2019 under the optional transition method as outlined in ASU 2018-11. There are also several practical expedients that entities may elect upon transition relating to short-term leases (twelve-month terms or less), non-lease components, reassessing certain lease decision points for existing leases, using hindsight in determining the lease term and land easements. With regard to these practical expedients, we have elected not to apply the recognition requirements to lease arrangements that have terms of twelve months or less. We have also elected to not reassess the major lease decision points for existing leases (whether a contract contains a lease, how a lease should be classified and whether previously capitalized initial direct costs meet the new standard definition). We have implemented a lease management software application tool to assist with the assessment of the impact that the adoption of ASU 2016-02 will have on our consolidated financial position or results of operations. As a result of our assessment, we expect to record a right-of-use asset in the range of approximately $135 million to $140 million, a short-term lease liability in the range of $37 million to $42 million and a long-term lease liability in the range of $100 million to $105 million at the time of adoption on January 1, 2019 with no adjustment to retained earnings. We are continuing to evaluate the effect that this guidance will have on our consolidated financial statements and related disclosures.

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

2018 versus 2017

Revenues

	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$1,492,973	64.0%	$1,438,044	63.5%	$54,929	3.8%
GEO Care	580,313	24.9%	514,166	22.7%	66,147	12.9%
International Services	253,874	10.9%	195,806	8.7%	58,068	29.7%
Facility Construction & Design	4,226	0.2%	115,404	5.1%	(111,178)	(96.3)%

Total	$2,331,386	100.0%	$2,263,420	100.0%	$67,966	3.0%

U.S. Corrections & Detention

Revenues increased in 2018 compared to 2017 by $54.9 million primarily due to aggregate net increases of $56.1 million due to our acquisition of CEC on April 5, 2017 and net increases in population with our federal clients, transportation services and/or rates. We also had increases of $13.7 million resulting from the activation of our contracts at our company-owned Eagle Pass Detention Facility in Eagle Pass, Texas and our company-owned Montgomery Processing Center in Conroe, Texas. These increases were partially offset by net decreases of $14.9 million at certain of our facilities primarily due to contract terminations.

The number of compensated mandays in U.S. Corrections & Detention facilities was approximately 22.9 million in 2018 and 22.3 million in 2017. We experienced an aggregate net increase of approximately 600,000 mandays primarily as a result of our acquisition of CEC, activation of new contracts and net increases in population with our federal clients discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Corrections & Detention facilities was 95.4% and 93.1% of capacity in 2018 and 2017, respectively, excluding idle facilities.

GEO Care

Revenues increased in 2018 compared to 2017 primarily due to aggregate increases of $38.4 million from our acquisition of CEC on April 5, 2017. We also experienced increases of $33.2 million primarily due to increases in average client and participant counts under our ISAP and electronic monitoring services. These increases were partially offset by $5.5 million related to net decreases in census levels at certain of our community-based and reentry centers as well as contract terminations/closures of underutilized facilities.

International Services

Revenues for International Services in 2018 compared to 2017 increased by $58.1 million. We experienced a net increase of $63.8 million in performance which was primarily attributable to our Australian subsidiary’s Ravenhall correctional facility project which began operations during the fourth quarter of 2017. This net increase was partially offset by a decrease due to foreign exchange rate fluctuations of $5.7 million resulting from the strengthening of the U.S. dollar against certain international currencies.

Facility Construction & Design

Revenues for our Facility Construction & Design services during 2017 relate to the design and construction activity for our Ravenhall correctional facility contract with the Department of Justice in the State of Victoria, Australia which was completed during the fourth quarter of 2017. During 2018, the Company had facility construction & design services related to an expansion project at its Fulham Correctional Centre in Australia which is expected to be completed in the third quarter of 2020. There is no margin associated with the expansion.

Operating Expenses

	2018	% of Segment Revenues	2017	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$1,118,719	74.9%	$1,060,280	73.7%	$58,439	5.5%
GEO Care	393,856	67.9%	343,538	66.8%	50,318	14.6%
International Services	238,971	94.1%	179,653	91.8%	59,318	33.0%
Facility Construction & Design	4,226	100%	117,024	101.4%	(112,798)	(96.4)%

Total	$1,755,772	75.3%	$1,700,495	75.1%	$55,277	3.3%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and GEO Care facilities and expenses incurred in our Facility Construction & Design segment.

U.S. Corrections & Detention

Operating expenses for U.S. Corrections & Detention increased by $58.4 million in 2018 compared to 2017. The increase was primarily due to our acquisition of CEC on April 5, 2017 and aggregate net increases in population, transportation services and the variable costs associated with those services of $57.1 million. We also experienced increases of $15.0 million resulting from the activation of our contracts at our company-owned Eagle Pass Detention Facility in Eagle Pass, Texas and our company-owned Montgomery Processing Center in Conroe, Texas. These increases were partially offset by decreases of $13.7 million at certain of our facilities due to contract terminations.

GEO Care

Operating expenses for GEO Care increased by $50.3 million during 2018 from 2017. The increase was primarily due to our acquisition of CEC on April 5, 2017 and program growth at our community-based and reentry centers of $46.0 million. We also experienced net increases of $13.6 million due to increases in average client and participant counts under our ISAP and electronic monitoring services. These increases were partially offset by $9.3 million of contract terminations/closures of underutilized facilities.

International Services

Operating expenses for International Services in 2018 compared to 2017 increased by $59.3 million. We experienced a net increase of $64.6 million primarily attributable to our Australian subsidiary’s Ravenhall correctional facility project which began operations during the fourth quarter of 2017. Additionally, we had a decrease due to foreign exchange rate fluctuations of $5.3 million resulting from the strengthening of the U.S. dollar against certain international currencies. Operating expenses as a percentage of revenue have increased in part due to a one-time charge at our Australian subsidiary’s Parklea facility. Upon transition of the facility in March 2019 to a new operator, due to the requirements under the labor and employment laws in Australia, we reserved approximately $3 million in certain transition costs related to employee compensation and benefits.

Facility Construction & Design

Operating expenses for our Facility Construction & Design services during 2017 relate to the design and construction activity for our Ravenhall correctional facility contract with the Department of Justice in the State of Victoria, Australia which was completed during the fourth quarter of 2017. During 2018, the Company had facility construction & design services related to an expansion project at its Fulham Correctional Centre in Australia which is expected to be completed in the third quarter of 2020. There is no margin associated with the expansion.

Depreciation and Amortization

	2018	% of Segment Revenue	2017	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$76,801	5.1%	$75,276	5.2%	$1,525	2.0%
GEO Care	47,546	8.2%	47,103	9.2%	443	0.9%
International Services	2,087	0.8%	1,918	1.0%	169	8.8%

Total	$126,434	5.4%	$124,297	5.5%	$2,137	1.7%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense increased in 2018 compared to 2017 primarily due to renovations made at several of our facilities and a full year of depreciation and amortization for new facilities and intangible assets acquired in our acquisition of CEC on April 5, 2017.

GEO Care

GEO Care depreciation and amortization expense increased slightly in 2018 compared to 2017 primarily due to new facilities and intangible assets acquired in our acquisition of CEC on April 5, 2017.

International Services

Depreciation and amortization expense increased slightly in 2018 compared to 2017 primarily as a result of additions in connection with the activation of our Ravenhall facility in fourth quarter 2017.

Other Unallocated Operating Expenses

	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$184,515	7.9%	$190,343	8.4%	$(5,828)	(3.1)%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses decreased in 2018 compared to 2017. The decrease is primarily due to merger and acquisition expenses of $17.9 million incurred in 2017 related to our acquisition of CEC. This decrease was partially offset by increases in legal related expenses of $4.5 million incurred in 2018, higher non-cash stock-based compensation expense of $2.2 million and normal personnel and compensation adjustments, professional, consulting, business development and other administrative expenses in the aggregate of $5.4 million.

Non Operating Income and Expense

Interest Income and Interest Expense

	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$34,755	1.5%	$51,676	2.3%	$(16,921)	(32.7)%
Interest Expense	$150,103	6.4%	$148,024	6.5%	$2,079	1.4%

Interest income decreased in the 2018 compared to 2017 primarily due to a lower balance on our contract receivable related to our correctional facility project in Ravenhall, Australia. When the facility was completed during the fourth quarter 2017, the State of Victoria made a principal payment towards the balance of approximately $224 million.

Interest expense increased in 2018 compared to 2017 primarily due to additional interest incurred on higher debt balances resulting from our acquisition of CEC on April 5, 2017. Partially offsetting the increase was a decrease in construction loan interest related to our correctional project in Ravenhall, Australia due to a lower loan balance compared to the prior period. Upon completion of the facility in fourth quarter 2017, the State of Victoria made a payment towards the loan balance of approximately $224 million. Also partially offsetting the increase was the effect of Amendment No. 1 to Third Amended and Restated Credit Agreement executed on April 30, 2018 which reduced the interest rate on the term loans from LIBOR plus 2.5% to LIBOR plus 2.00%. Refer to Note 13 — Debt of the Notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Provision for Income Taxes

	2018	Effective Rate	2017	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$14,117	9.5%	$17,958	11.8%	$(3,841)	(21.4)%

The provision for income taxes during 2018 decreased compared to 2017 along with the effective tax rate. Most significantly, the 2017 tax provision included a $9.6 million nonrecurring tax expense related to the re-measurement of GEO’s net deferred tax assets as a result of the U.S. Tax Cuts and Jobs Act of 2017. While the corporate tax rate reduction as a result of the U.S. Tax Cuts and Jobs Act of 2017 favorably decreased the tax liability of our domestic taxable REIT subsidiaries by approximately $3.4 million, a change in the composition of our income resulted in more income being earned by these fully taxable subsidiaries. In 2018 there was a $0.9 million discrete tax expense, while in 2017 there was a $1.6 million discrete tax benefit providing for unfavorable swing of $2.5 million related to equity compensation, as provided under ASU No. 2016-09, Compensation — Stock Compensation (Topic 718) starting in 2017. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. Our wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. For 2019, we estimate our annual effective tax rate to be in the range of approximately 9% to 11% exclusive of any discrete items.

Equity in Earnings of Affiliates

	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$9,627	0.4%	$12,045	0.5%	$(2,418)	(20.1)%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates during 2018 compared to 2017 decreased primarily due to interest income received related to favorable tax settlements at SACS in 2017.

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

Operating Expenses

	2017	% of Segment Revenues	2016	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$1,060,280	73.7%	$1,005,045	73.1%	$55,235	5.5%
GEO Care	343,538	66.8%	243,982	61.9%	99,556	40.8%
International Services	179,653	91.8%	149,479	95.0%	30,174	20.2%
Facility Construction & Design	117,024	101.4%	251,775	99.8%	(134,751)	(53.5)%

Total	$1,700,495	75.1%	$1,650,281	75.7%	$50,214	3.0%

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

During 2016, we completed a tender offer and redemption of our 6.625% senior notes due 2021 (the “6.625% Senior Notes”) which resulted in a loss of $15.9 million related to the tender premium and deferred costs associated with the 6.625% Senior Notes.

Provision for Income Taxes

	2017	Effective Rate	2016	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$17,958	11.8%	$7,904	5.3%	$10,054	127.2%

The provision for income taxes during 2017 increased compared to 2016 along with the effective tax rate. The increase is primarily due to a $9.6 million net charge related to the re-measurement of GEO’s net deferred tax assets as a result of the U.S. Tax Cuts and Jobs Act which was signed into law at the end of 2017. Partially offsetting the increase was a $1.6 million discrete tax benefit in 2017 as provided under ASU No. 2016-09, Compensation — Stock Compensation (Topic 718). Refer to Note 1 — Summary of Business Organization, Operations and Significant Accounting Policies (Recent Accounting Pronouncements) of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for the year ended 2017. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. Our wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable.

Equity in Earnings of Affiliates

	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$12,045	0.5%	$6,925	0.3%	$5,120	73.9%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates during 2017 increased compared to 2016 primarily as a result of SACS obtaining a favorable tax judgment in 2017 which resulted in an increase in earnings net of taxes.

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

As of December 31, 2018, we were developing a number of projects that we estimate will cost approximately $255.3 million, of which $210.8 million was spent through December 31, 2018. We estimate our remaining capital requirements to be approximately $44.5 million. These projects are expected to be completed through 2020.

Liquidity and Capital Resources

Amended and Restated Credit Agreement

On April 30, 2018, we entered into Amendment No. 1 to Third Amended and Restated Credit Agreement (the “Credit Agreement”) by and among the Refinancing Lenders party thereto, the other lenders party thereto, GEO and GEO Corrections Holdings, Inc. and BNP Paribas, as Administrative Agent. The amendment, among other things, provides for the refinancing of all of our existing senior secured term loans with refinancing term loans in the aggregate principal amount of $792.0 million and makes certain other modifications to our senior secured credit agreement. The interest rate applicable to the refinancing term loans is equal to LIBOR plus 2.00% (with a LIBOR floor of 0.75%). The amendment was considered to be a modification and loan costs of approximately $1.0 million were incurred and capitalized in connection with the transaction.

The Credit Agreement evidences a credit facility (the “Credit Facility”) consisting of the $792.0 million term loan discussed above (the “Term Loan”) bearing interest at LIBOR plus 2.00% (with a LIBOR floor of 0.75%), and a $900.0 million Revolver initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD275 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars under the Australian Dollar Letter of Credit Facility (the “Australian LC Facility”). As of December 31, 2018, there were no letters of credit issued under the Australian LC Facility. Amounts to be borrowed by us under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The Term Loan component is scheduled to mature on March 23, 2024. The revolving credit commitment component is scheduled to mature on May 19, 2021. The Credit Agreement also has an accordion feature of $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

The Credit Agreement contains certain customary representations and warranties and certain customary covenants that restrict our ability to, among other things, (i) create, incur or assume any indebtedness, (ii) create, incur, assume or permit liens, (iii) make loans and investments, (iv) engage in mergers, acquisitions and asset sales, (v) make certain restricted payments, (vi) issue, sell or otherwise dispose of capital stock, (vii) engage in transactions with affiliates, (viii) allow the total leverage ratio to exceed 6.25 to 1.00, allow the senior secured leverage ratio to exceed 3.50 to 1.00, or allow the interest coverage ratio to be less than 3.00 to 1.00, (ix) cancel, forgive, make any voluntary or optional payment or prepayment on, or redeem or acquire for value any senior notes, except as permitted, (x) alter the business we conduct, and (xi) materially impair our lenders’ security interests in the collateral for its loans.

Events of default under the Credit Agreement include, but are not limited to, (i) our failure to pay principal or interest when due, (ii) our material breach of any representation or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) certain material environmental liability claims asserted against us, and (viii) a change in control.

All of the obligations under the Credit Agreement are unconditionally guaranteed by certain domestic subsidiaries of ours and the Credit Agreement and the related guarantees are secured by a perfected first-priority pledge of substantially all of our present and future tangible and intangible domestic assets and all present and future tangible and intangible domestic assets of each guarantor, including but not limited to a first-priority pledge of all of the outstanding capital stock owned by us and each guarantor in their domestic subsidiaries.

GEO Australasia Holdings Pty Ltd, GEO Australasia Finance Holdings Pty Ltd as trustee for the GEO Australasia Finance Holding Trust, and together with GEO Australasia Holdings, collectively (the “Australian Borrowers”) are wholly owned foreign subsidiaries of ours. We have designated each of the Australian Borrowers as restricted subsidiaries under the Credit Agreement. However, the Australian Borrowers are not obligated to pay or perform any obligations under the Credit Agreement other than their own obligations as Australian Borrowers under the Credit Agreement. The Australian Borrowers do not pledge any of their assets to secure any obligations under the Credit Agreement.

On August 18, 2016, we executed a Letter of Offer by and among GEO and HSBC Bank Australia Limited (the “Letter of Offer”) providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of AUD100 million, or $70.6 million, based on exchange rates in effect as of December 31, 2018 (collectively, the “Bank Guarantee Facility”). The Bank Guarantee Facility allows GEO to provide letters of credit to assure performance of certain obligations of its wholly owned subsidiary relating to its prison project in Ravenhall, located near Melbourne, Australia. The Bank Guarantee Facility is unsecured. The issuance of letters of credit under the Bank Guarantee Facility is subject to the satisfaction of the conditions precedent specified in the Letter of Offer. Letters of credit issued under the bank guarantee lines are due on demand and letters of credit issued under the bank guarantee/standby sub-facility cannot have a duration exceeding twelve months. The Bank Guarantee Facility may be terminated by HSBC Bank Australia Limited on 90 days written notice. As of December 31, 2018, there was AUD100 million in letters of credit issued under the Bank Guarantee Facility.

As of December 31, 2018, we had $788.0 million in aggregate borrowings outstanding under the Term Loan and $490.8 million in borrowings under the Revolver, and approximately $62.3 million in letters of credit which left $346.9 million in additional borrowing capacity under the Revolver. In addition, we have the ability to increase the Senior Credit Facility by an additional $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions thereunder. Refer to Note 13 — Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

6.00% Senior Notes due 2026

On April 18, 2016, we completed an offering of $350.0 million aggregate principal amount of 6.00% senior notes due 2026. The 6.00% Senior Notes will mature on April 15, 2016 and were issued at a coupon rate and yield to maturity of 6.00%. Interest on the 6.00% Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2016. We used the net proceeds to fund the tender offer and the redemption of all of our 6.625% Senior Notes (see discussion below), to pay all related fees, costs and expenses and for general corporate purposes including repaying borrowings under our prior revolver. Loan costs of approximately $6 million were incurred and capitalized in connection with the offering. Refer to Note 13 — Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

6.625% Senior Notes due 2021

On February 10, 2011, we completed a private offering of $300.0 million in aggregate principal amount of our 6.625% Senior Notes. Interest on the 6.625% Senior Notes accrued at the stated rate. We paid interest semi-annually in arrears on February 15 and August 15 of each year.

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

5.875% Senior Notes due 2024

On September 25, 2014, we completed an offering of $250.0 million aggregate principal amount of senior unsecured notes. The notes will mature on October 15, 2024 and have a coupon rate and yield to maturity of 5.875%. Interest is payable semi-annually in cash in arrears on April 15 and October 15, which commenced on April 15, 2015. The proceeds received from the 5.875% Senior Notes due 2024 were used to pay down a portion of the outstanding indebtedness uder the revolver portion of our prior Senior Credit Facility. Refer to Note 13 — Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

5.875% Senior Notes due 2022

On October 3, 2013, we completed an offering of $250.0 million aggregate principal amount of 5.875% Senior Notes due 2022. The 5.875% Senior Notes due 2022 will mature on January 15, 2022 and have a coupon rate and yield to maturity of 5.875%. Interest is payable semi-annually on January 15 and July 15 each year, which commenced on January 15, 2014. The proceeds received from the 5.875% Senior Notes due 2022 were used, together with cash on hand, to fund the repurchase, redemption or other discharge of our 7 3/4% Senior Notes due 2017 and to pay related transaction fees and expenses. Refer to Note 13 — Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

We are also considering opportunities for future business and/or asset acquisitions. If we are successful in our pursuit of these new projects, our cash on hand, cash flows from operations and borrowings under the existing Senior Credit Facility may not provide sufficient liquidity to meet our capital needs through 2019 and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indentures governing the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 and our Senior Credit Facility. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we expect to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

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

Stock Buyback Program

On February14, 2018, we announced that our Board of Directors authorized a stock buyback program authorizing us to repurchase up to a maximum of $200 million of our shares of common stock. The stock buyback program will be funded primarily with cash on hand, free cash flow and borrowings under our Revolver. The program is effective through October 20, 2020. The stock buyback program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission (“SEC”) requirements. The stock buyback program does not obligate us to purchase any specific amount of our common stock and may be suspended or extended at any time at the discretion of the Company’s Board of Directors. During the year ended December 31, 2018, we purchased 4,210,254 shares of our common stock at a cost of $95.2 million primarily purchased with proceeds from our Revolver. We believe that we have the ability to continue to fund the stock buyback program, our debt service requirements and our maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

Prospectus Supplement

On October 20, 2017, we filed with the SEC an automatic shelf registration on Form S-3. Under this shelf registration, we may, from time to time, sell any combination of securities described in the prospectus in one or more offerings. Each time that we may sell securities, we will provide a prospectus supplement that will contain specific information about the terms of that offering and the securities being offered. On November 9, 2017, in connection with the shelf registration, we filed with the SEC a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $150 million through sales agents. Sales of shares of our common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the years ended December 31, 2018 or 2017.

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

Non-Recourse Debt

Northwest Detention Center

On December 9, 2011, the Washington Economic Development Finance Authority issued $54.4 million of its Washington Economic Development Finance Authority Taxable Economic Development Revenue Bonds, series 2011 (“2011 Revenue Bonds”). The payment of principal and interest on the bonds is non-recourse to us. None of the bonds nor Correctional Services Corporations’s obligations under the loan are our obligations nor are they guaranteed by us.

As of December 31, 2018, the remaining balance of the debt service requirement related to the 2011 Revenue Bonds is $23.0 million, of which $7.3 million is classified as current in the accompanying balance sheet. As of December 31, 2018, included in restricted cash and investments is $5.7 million (all current) of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves which had not been released to us as of December 31, 2018. Refer to Note 13-Debt in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

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

Australia — Ravenhall

In connection with a new design and build prison project agreement with the State of Victoria, we entered into a syndicated facility agreement (the “Construction Facility”) with National Australia Bank Limited to provide debt financing for construction of the project. Refer to Note 7 — Contract Receivable in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The Construction Facility provided for non-recourse funding up to AUD 791 million, or $558.1 million, based on exchange rates as of December 31, 2018. Construction draws were funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility is through October 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. We intend to refinance the Construction Facility prior to September 2019. In accordance with the terms of the Construction Facility, upon completion and commercial acceptance of the prison, in accordance with the prison contract, in November 2017, the State made a lump sum payment of AUD 310 million, or $218.7 million, based on exchange rates as of December 31, 2018, which was used to pay a portion of the outstanding principal. The remaining outstanding principal balance once refinanced, will be repaid over the term of the operating agreement. As of December 31, 2018, $318.1 million was outstanding under the Construction Facility. We also entered into interest rate swap agreements related to our non-recourse debt in connection with the project. Refer to Note 8 — Derivative Financial Instruments in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Executive Retirement Agreements

We have a non-qualified deferred compensation agreement with our Chief Executive Officer, who we refer to as our CEO. The current agreement, as amended, provides for a lump sum payment upon retirement, no sooner than age 55. As of December 31, 2018, our CEO had reached age 55 and was eligible to receive the payment upon retirement. If our CEO had retired as of December 31, 2018, we would have had to pay him $8.3 million. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity.

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

Derivatives

One of our Australian subsidiaries was a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt. We had determined the swap’s payment and expiration dates, and call provisions that coincided with the terms of the non-recourse debt, to be an effective cash flow hedge. Accordingly, we recorded the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. During 2017, the associated non-recourse debt was paid off and the interest rate swap is no longer in existence.

In September 2014, our Australian subsidiary entered into interest rate swap agreements to fix the interest rate on our variable rate non-recourse debt related to a prison project in Ravenhall, a locality near Melbourne, Australia to 3.3% during the design and construction phase and 4.2% during the project’s operating phase. Refer to Note 7 — Contract Receivable in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information. The swaps’ notional amounts during the design and construction phase coincided with scheduled construction draw commitments throughout the project. The design and construction phase of the project was completed during November 2017 and the related interest rate swap agreements expired. At December 31, 2018, the swaps related to the operating phase had a notional value of approximately AUD 450.8 million, or $318.0 million. At the onset, we had determined that the swaps have payment, expiration dates and provisions that coincide with the terms of the non-recourse debt and the critical terms of the swap agreements and scheduled construction draw commitments were the same and were therefore considered to be effective cash flow hedges. During 2017 and 2016, certain of the critical terms of the swap agreements related to the design and construction phase no longer coincided with the scheduled construction draw commitments. However, the swaps were still considered to be highly effective and the measurement of any ineffectiveness was not significant during the year ended December 31, 2017 or 2016. Accordingly, we recorded the change in the fair value of the interest rate swaps in accumulated other comprehensive income, net of applicable income taxes. Total unrealized gains recorded in other comprehensive income, net of tax, related to this cash flow hedge were approximately $6.1 million during the year ended December 31, 2018. The total fair value of the swap liability as of December 31, 2018 was $6.8 million and is recorded as a component of Other Non-Current liabilities within the accompanying consolidated balance sheet. There was no material ineffectiveness for the periods presented. We may enter into a debt refinancing transaction during the next twelve months which could result in the reclassification into earnings or losses amounts associated with these swaps currently reported in accumulated other comprehensive income (loss).

Refer to Note 8 — Derivative Financial Instruments in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Contractual Obligations

The following is a table of certain of our contractual obligations, as of December 31, 2018, which requires us to make payments over the periods presented.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-Term Debt	$1,152,469	$527	$455	$550,363	$601,124
Term Loan	786,000	8,000	16,000	16,000	746,000
Revolver	490,843	—	490,843	—	—
Capital Lease Obligations (includes imputed interest)	7,037	1,934	3,870	1,233	—
Operating Lease Obligations	178,000	49,000	53,000	27,000	49,000
Non-Recourse Debt	341,074	325,344	15,730	—	—
Estimated interest payments on debt (a)	629,253	145,491	234,937	173,096	75,729
Estimated funding of pension and other post retirement benefits	32,474	9,105	1,756	1,721	19,892
Estimated construction commitments	44,500	39,500	5,000	—	—

Total	$3,661,650	$578,901	$821,591	$769,413	$1,491,745

(a)

Due to the uncertainties of future LIBOR rates, the variable interest payments on our Senior Credit Facility were calculated using an average LIBOR rate of 2.59% based on projected interest rates through 2024.

Cash Flow

Cash, cash equivalents, restricted cash and cash equivalents as of December 31, 2018 was $84.5 million, compared to $133.5 million as of December 31, 2017 and was impacted by the following:

Cash provided by (used in) operating activities in 2018, 2017 and 2016 was $274.5 million, $381.0 million, and $(28.0) million, respectively. Cash provided by operating activities in 2018 was positively impacted by non-cash expenses such as depreciation and amortization, deferred tax provision, amortization of debt issuance costs, discount and/or premium and other non-cash interest, stock-based compensation expense and dividends received from our unconsolidated joint venture. Equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets increased in total by a net of $66.1 million, representing a negative impact on cash. The decrease was primarily driven by the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $31.7 million which positively impacted cash. The increase was primarily due to the timing of payments. Additionally, cash provided by operating activities in 2018 was positively impacted by a decrease in contract receivable of $2.0 million. This decrease relates to payments received related to the Ravenhall Project. Refer to Note 7 — Contract Receivable included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Cash provided by operating activities in 2017 was positively impacted by non-cash expenses such as depreciation and amortization, deferred tax provision, amortization of debt issuance costs, discount and/or premium and other non-cash interest, stock-based compensation expense and dividends received from our unconsolidated joint venture. Equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by a net of $20.9 million, representing a positive impact on cash. The decrease was primarily driven by the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $2.4 million which positively impacted cash. The increase was primarily due to the timing of payments. Additionally, cash provided by operating activities in 2017 was positively impacted by a decrease in contract receivable of $40.5 million. This decrease relates to payments received related to the Ravenhall Project. Refer to Note 7 — Contract Receivable included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Cash used in operating activities in 2016 was positively impacted by non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, discount and/or premium and other non-cash interest, stock-based compensation expense and dividends received from our unconsolidated joint venture. Equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets increased in total by a net of $50.9 million, representing a negative impact on cash. The increase was primarily driven by new contract activations. The remaining change is due to the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $5.6 million which positively impacted cash. The increase was primarily due to new contract activations as well as the timing of payments. Additionally, cash used in operating activities in 2016 was negatively impacted by an increase in contract receivable of $280.6 million. This increase relates to costs incurred and estimated earnings in excess of billings related to the Ravenhall Project. Refer to Note 7 — Contract Receivable included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The Contract Receivable is expected to grow as construction services are performed and will continue to have a negative impact on cash from operating activities until the balance is ultimately settled with the State. In accordance with the contract, the project will not be billed out until completion and commercial acceptance of the facility.

Cash used in investing activities of $188.5 million in 2018 was primarily the result of capital expenditures of $195.7 million, offset by insurance proceeds from damaged property primarily related to hurricanes of $1.4 million, proceeds from sale of assets held for sale of $3.8 million and proceeds from the sale of property and equipment of $2.1 million. Cash used in investing activities of $500.3 million in 2017 was primarily the result of our acquisition of CEC of $353.6 million as well as capital expenditures of $148.4 million. Cash used in investing activities of $77.7 million in 2016 was primarily the result of capital expenditures of $81.6 million, offset by insurance proceeds from damage property of $4.7 million.

Cash used in financing activities in 2018 reflects payments of $289.3 million on long term debt offset by $503.0 million of proceeds from long term debt and payments on non-recourse debt of $11.6 million. We also paid cash dividends of $229.5 million and debt issuance costs of $1.0 million.

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

Inflation

We believe that inflation, in general, did not have a material effect on our results of operations during 2018, 2017 and 2016. While some of our contracts include provisions for inflationary indexing, inflation could have a substantial adverse effect on our results of operations in the future to the extent that wages and salaries, which represent our largest recurring/fixed expense, increase at a faster rate than the per diem or fixed rates received by us for our management services.

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

We also present Normalized Funds From Operations, or Normalized FFO, and Adjusted Funds from Operations, or AFFO, as supplemental non-GAAP financial measures of real estate companies’ operating performances.

Normalized FFO is defined as FFO adjusted for certain items which by their nature are not comparable from period to period or that tend to obscure the Company’s actual operating performance, including for the periods presented M&A related expenses, pre-tax, start-up expenses, pre-tax, loss on extinguishment of debt, legal related expenses, pre-tax, escrow releases, pre-tax, close-out expenses, pre-tax, the net Tax Cuts and Jobs Act impact and tax effect of adjustments to funds from operations.

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

Our reconciliation of net income to FFO, Normalized FFO and AFFO for the years ended December 31, 2018 and 2017, respectively, is as follows (in thousands):

	December 31, 2018	December 31, 2017
Funds From Operations
Net income attributable to The GEO Group, Inc.	$145,089	$146,241
Depreciation-real estate assets	70,592	65,723
Gain on sale of real estate assets, net of tax	4,347	(261)

NAREIT Defined FFO	$220,028	$211,703

Net Tax Cuts and Jobs Act Impact	304	9,584
Start-up expenses, pre-tax	6,299	—
Loss on extinguishment of debt	574	—
Legal related expenses, pre-tax	7,147	—
Escrow releases, pre-tax	(2,273)	—
Close-out expenses, pre-tax	4,245	—
M&A related expenses, pre-tax	—	19,059
Tax effect of adjustments to funds from operations *	(2,031)	(4,274)

Normalized Funds from Operations	$234,293	$236,072

Depreciation and amortization-non-real estate assets	55,842	58,574
Consolidated maintenance capital expenditures	(22,638)	(23,371)
Stock-based compensation expenses	22,049	19,844
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	8,282	16,540

Adjusted Funds from Operations	$297,828	$307,659

*	Tax adjustments relate to start-up expenses, M&A related expenses, legal related expenses, escrow releases, and close-out expenses.

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

Revenue

Revenue

We continue to be encouraged by the current landscape of growth opportunities; however, any positive trends may, to some extent, be adversely impacted by government budgetary constraints or any changes to a government’s willingness to maintain or grow public-private partnerships in the future. While state finances overall are stable, future budgetary pressures may cause state correctional agencies to pursue a number of cost savings initiatives which may include reductions in per diem rates and/or the scope of services provided by private operators. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Additionally, if state budgetary constraints, as discussed above, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, contract modifications, contract terminations, contract non-renewals, and/or contract re-bids and the impact of any other potential changes to the willingness to maintain or grow public-private partnerships on the part of other government agencies. We believe we have a strong relationship with our government partners and we believe that we operate facilities that maximize security and efficiency while offering our suite of GEO Continuum of Care services and resources.

Although we have historically had a relatively high contract renewal rate, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.

Internationally, we are exploring a number of opportunities in our current markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk. In September 2014, we announced that a consortium led by us and comprised of The GEO Group Australia Pty. Ltd., John Holland Construction and Honeywell signed a contract with the Department of Justice in the State of Victoria for the development and operation of a 1,300-bed capacity correctional facility in Ravenhall, Australia. The Ravenhall facility was developed under a public-private partnership financing structure with a capital contribution from us, which was made in January 2017, of approximately AUD 115 million, or $81.1 million, based on exchange rates as of December 31, 2018, and we anticipate returns on investment consistent with our company-owned facilities. The project was completed during the fourth quarter of 2017 and is now operational. On March 29, 2018, we announced that our transportation joint venture in the United Kingdom, GEO Amey, has signed a contract with Scottish Prison Service for the provision of court custody and prisoner escort services in Scotland. The contract will have a base term of eight years effective January 26, 2019 with a renewal option of four years and is expected to have an average annual revenue of approximately $39 million. With respect to the Parklea Center in Australia, we were unfortunately unsuccessful during the current competitive rebid process and will be transitioning the management contract in March of 2019.

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

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related cost represented approximately 54% of our operating expenses in 2018. Additional significant operating expenses include food, utilities and inmate medical costs. In 2018, operating expenses totaled approximately 75% of our consolidated revenues. Our operating expenses as a percentage of revenue in 2019 will be impacted by the opening of any new or existing facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2019, we will incur carrying costs for facilities that were vacant in 2018. As of December 31, 2018, our worldwide operations include the management and/or ownership of approximately 96,000 beds at 135 correctional, detention and community services facilities, including idle facilities and projects under development, and also included the provision of monitoring of approximately 210,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. In 2018, general and administrative expenses totaled approximately 8% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenue in 2019 to remain consistent or decrease as a result of cost savings initiatives. We expect business development costs to remain consistent as we pursue additional business development opportunities in all of our business lines. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

Idle Facilities

We are currently marketing approximately 4,700 vacant beds at four of our idle facilities in our U.S. Correction & Detention segment to potential customers. The annual carrying cost of these idle facilities in 2019 is estimated to be $17.3 million, including depreciation expense of $3.9 million. As of December 31, 2018, these facilities had a net book value of $126.0 million. We currently do not have any firm commitment or agreement in place to activate these facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. These idle facilities are included in the U.S. Corrections & Detention segment. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if all of these idle facilities were to be activated using our U.S. Corrections & Detention average per diem rate in 2018, (calculated as the U.S. Corrections & Detention revenue divided by the number of U.S. Corrections & Detention mandays) and based on the average occupancy rate in our U.S. Corrections & Detention facilities for 2018, we would expect to receive incremental revenue of approximately $106 million and an increase in earnings per share of approximately $.15 to $.20 per share based on our average U.S. Corrections and Detention operating margin.

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

•	our ability to win management contracts for which we have submitted proposals, retain existing management contracts and meet any performance standards required by such management contracts;

•	our ability to control operating costs associated with contract start-ups;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to estimate the government’s level of dependency on public-private partnership correctional services;

•	our ability to accurately project the size and growth of the U.S. and international public-private partnership corrections industry;

•	our ability to successfully respond to delays encountered by states utilizing public-priate partnership correctional services and cost savings initiatives implemented by a number of states;

•	our ability to develop long-term earnings visibility;

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

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our senior credit facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding as of December 31, 2018 under the Senior Credit Facility of $1,276.8 million, for every one percent increase in the interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by approximately $12.8 million.

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

Foreign Currency Exchange Rate Risk

We are exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. Dollar, the Australian Dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of December 31, 2018 with respect to our international operations, every 10 percent change in historical currency rates would have a $4.5 million effect on our financial position and a $0.5 million impact on our results of operations over the next fiscal year.

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

The consolidated financial statements have been audited by Grant Thornton LLP, independent registered public accountants, whose appointment by our Audit Committee was ratified by our shareholders. Their report, which is included in this Form 10-K, expresses an opinion as to whether management’s consolidated financial statements present fairly in all material respects, the Company’s financial position, results of operations and cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. The effectiveness of our internal control over financial reporting as of December 31, 2018 has also been audited by Grant Thornton LLP, independent registered public accountants, as stated in their report which is included in this Form 10-K. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The Audit Committee of the Board of Directors meets periodically with representatives of management, the independent registered public accountants and our internal auditors to review matters relating to financial reporting, internal accounting controls and auditing. Both the internal auditors and the independent registered public accountants have unrestricted access to the Audit Committee to discuss the results of their examinations.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making its assessment of internal control over financial reporting, management used the criteria set forth in the Internal Control — Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (the “2013 Internal Control — Integrated Framework”).

The Company evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, its internal control over financial reporting as of December 31, 2018, based on the 2013 Internal Control — Integrated Framework. Based on this evaluation, the Company’s management concluded that as of December 31, 2018, its internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The GEO Group, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of The GEO Group, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 25, 2019 expressed an unqualified opinion on those financial statements.

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

February 25, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The GEO Group, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of The GEO Group Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules included under item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2019 expressed an unqualified opinion.

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

Miami, Florida

February 25, 2019

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(In thousands, except per share data)
Revenues	$2,331,386	$2,263,420	$2,179,490
Operating Expenses (excluding depreciation and amortization)	1,755,772	1,700,495	1,650,281
Depreciation and Amortization	126,434	124,297	114,916
General and Administrative Expenses	184,515	190,343	148,709

Operating Income	264,665	248,285	265,584
Interest Income	34,755	51,676	28,496
Interest Expense	(150,103)	(148,024)	(128,718)
Loss on Extinguishment of Debt	—	—	(15,885)

Income Before Income Taxes and Equity in Earnings of Affiliates	149,317	151,937	149,477
Provision for Income Taxes	14,117	17,958	7,904
Equity in Earnings of Affiliates, net of income tax (benefit) provision of $888, $(3,699) and $2,341	9,627	12,045	6,925

Net Income	144,827	146,024	148,498
Loss Attributable to Noncontrolling Interests	262	217	217

Net Income Attributable to The GEO Group, Inc.	$145,089	$146,241	$148,715

Weighted Average Common Shares Outstanding:
Basic	120,241	120,095	111,065

Diluted	120,747	120,814	111,485

Income per Common Share Attributable to The GEO Group, Inc.:
Basic:
Net income per share — basic	$1.21	$1.22	$1.34

Diluted:
Net income per share — diluted	$1.20	$1.21	$1.33

Dividends declared per share	$1.88	$1.88	$1.73

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPRENSIVE INCOME (LOSS)

Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(In thousands)
Net Income	$144,827	$146,024	$148,498
Foreign currency translation adjustments	(7,118)	3,808	482
Pension liability adjustment, net of income tax provision (benefit) of $913, $(764) and $(114), respectively	1,785	(1,420)	(704)
Change in fair value of derivative instrument classified as cash flow hedge, net of income tax provision of $1,085, $703 and $337, respectively	6,146	3,985	1,820

Total other comprehensive income, net of tax	813	6,373	1,598

Total comprehensive income	145,640	152,397	150,096
Comprehensive loss attributable to noncontrolling interests	277	211	198

Comprehensive income attributable to The GEO Group, Inc.	$145,917	$152,608	$150,294

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

	2018	2017
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$31,255	$81,377
Restricted cash and investments	51,678	44,932
Accounts receivable, less allowance for doubtful accounts of $4,183 and $4,574, respectively	445,526	389,916
Contract receivable, current portion	15,535	18,142
Prepaid expenses and other current assets	47,113	45,342

Total current assets	591,107	579,709
Restricted Cash and Investments	22,431	27,999
Property and Equipment, Net	2,158,610	2,078,123
Contract Receivable	368,178	404,309
Assets Held for Sale	2,634	3,915
Deferred Income Tax Assets	29,924	26,277
Goodwill	776,359	778,951
Intangible Assets, Net	232,360	255,339
Other Non-Current Assets	65,860	72,286

Total Assets	$4,247,463	$4,226,908

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$93,032	$92,587
Accrued payroll and related taxes	76,009	71,732
Accrued expenses and other current liabilities	193,515	176,324
Current portion of capital lease obligations, long-term debt and non-recourse debt	332,027	28,920

Total current liabilities	694,583	369,563
Deferred Income Tax Liabilities	13,681	8,757
Other Non-Current Liabilities	82,481	96,702
Capital Lease Obligations	4,570	6,059
Long-Term Debt	2,397,227	2,181,544
Non-Recourse Debt	15,017	365,364
Commitments and Contingencies (Note 17)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 187,500,000 shares authorized, 124,794,986 and 124,008,303 issued and 120,584,732 and 124,008,003 outstanding, respectively	1,248	1,240
Additional paid-in capital	1,210,916	1,190,906
(Distributions) in excess of earnings/earnings in excess of distributions	(52,868)	31,541
Accumulated other comprehensive loss	(23,618)	(24,446)
Treasury stock, 4,210,254 and 0 shares, at cost, respectively	(95,175)	—

Total shareholders’ equity attributable to The GEO Group, Inc.	1,040,503	1,199,241
Noncontrolling interests	(599)	(322)

Total shareholders’ equity	1,039,904	1,198,919

Total Liabilities and Shareholders’ Equity	$4,247,463	$4,226,908

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(In thousands)
Cash Flow from Operating Activities:
Net Income	$144,827	$146,024	$148,498
Net loss attributable to noncontrolling interests	262	217	217

Net income attributable to The GEO Group, Inc.	145,089	146,241	148,715
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by (used in) operating activities:
Depreciation and amortization expense	126,434	124,297	114,916
Deferred tax provision (benefit)	1,230	12,238	(5,963)
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	8,856	16,540	12,121
Stock-based compensation	22,049	19,844	12,773
Loss on extinguishment of debt	—	—	15,885
Provision for doubtful accounts	823	2,456	2,682
Equity in earnings of affiliates, net of tax	(9,627)	(12,045)	(6,925)
Income tax deficiency (benefit) related to equity compensation	—	—	1,626
Loss (gain) on sale/disposal of property and equipment	4,236	1,520	394
Dividends received from unconsolidated joint venture	11,846	6,132	1,611
Changes in assets and liabilities, net of acquisition:
Changes in accounts receivable, prepaid expenses and other assets	(66,101)	20,938	(50,946)
Changes in contract receivable	(2,049)	40,515	(280,562)
Changes in accounts payable, accrued expenses and other liabilities	31,689	2,366	5,645

Net cash provided by (used in) operating activities	274,475	381,042	(28,028)

Cash Flow from Investing Activities:
Acquisition of CEC, cash consideration, net of cash acquired	—	(353,556)	—
Proceeds from sale of property and equipment	2,077	3,460	2,030
Insurance proceeds — damaged property	1,438	2,754	4,733
Proceeds from sale of assets held for sale	3,797	—	—
Change in restricted cash and investments	(129)	(4,507)	(2,892)
Capital expenditures	(195,666)	(148,406)	(81,565)

Net cash used in investing activities	(188,483)	(500,255)	(77,694)

Cash Flow from Financing Activities:
Payments on long-term debt	(282,538)	(1,140,788)	(934,006)
Proceeds from long term debt	502,998	1,389,084	1,012,945
Payments on non-recourse debt	(18,544)	(307,414)	(10,064)
Proceeds from non-recourse debt	—	181,658	266,835
Taxes paid related to net share settlements of equity awards	(3,820)	(4,142)	(2,336)
Debt issuance costs	(990)	(9,542)	(21,115)
Payments for purchase of treasury shares	(95,175)	—	—
Proceeds from stock options exercised	1,887	6,962	3,347
Income tax (deficiency) benefit related to equity compensation	—	—	(1,626)
Proceeds from issuance of common stock in connection with ESPP	534	497	436
Issuance of common stock in connection with public offering	—	275,867	—
Dividends paid	(229,498)	(227,463)	(194,748)

Net cash (used in) provided by financing activities	(124,966)	164,719	119,668

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(10,099)	(2,318)	1,119

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(49,073)	43,188	15,065
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	133,545	90,357	75,292

Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$84,472	$133,545	$90,357

Supplemental Disclosures
Cash paid during the year for:
Income taxes	$8,035	$13,809	$23,063

Interest	$133,566	$115,354	$109,356

Non-cash investing and financing activities:
Capital expenditures in accounts payable and accrued expenses	$15,253	$13,039	$894

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2018, 2017 and 2016

	GEO Group Inc. Shareholders							Noncontrolling Interest	Total Shareholders’ Equity
	Common Stock		Additional Paid-In Capital	(Distributions in Excess of Earnings/ Earnings in Excess of Distributions	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Number of Shares	Amount				Number of Shares	Amount
	(In thousands)
Balance, January 1, 2016	111,966	$1,121	$879,225	$158,796	$(32,404)	—	$—	$99	$1,006,837

Proceeds from stock options exercised	234	2	3,345	—	—	—	—	—	3,347
Tax benefit related to equity compensation	—	—	(1,626)	—	—	—	—	—	(1,626)
Stock based compensation expense	—	—	12,773	—	—	—	—	—	12,773
Shares withheld for net settlements of share-based awards	(113)	(2)	(2,335)	—	—	—	—	—	(2,337)
Restricted stock granted	523	5	(5)	—	—	—	—	—	—
Restricted stock canceled	(84)	(1)	1	—	—	—	—	—	—
Dividends — paid	—	—	—	(194,748)	—	—	—	—	(194,748)
Issuance of common stock (ESPP)	22	—	436	—	—	—	—	—	436
Net income (loss)	—	—	—	148,715	—	—	—	(217)	148,498
Other comprehensive income	—	—	—	—	1,579	—	—	19	1,598

Balance, December 31, 2016	112,548	$1,125	$891,993	$112,763	$(30,825)	—	$—	$(99)	$974,957

Proceeds from stock options exercised	358	4	6,958	—	—	—	—	—	6,962
Stock based compensation expense	—	—	19,844	—	—	—	—	—	19,844
Shares withheld for net settlements of share-based awards	(136)	—	(4,141)	—	—	—	—	—	(4,142)
Restricted stock granted	933	9	(9)	—	—	—	—	—	—
Restricted stock canceled	(65)	(1)	1	—	—	—	—	—	—
Dividends paid	—	—	—	(227,463)	—	—	—	—	(227,463)
Issuance of common stock — prospectus supplement	10,350	104	275,763	—	—	—	—	—	275,867
Issuance of common stock (ESPP)	20	—	497	—	—	—	—	—	497
Net income (loss)	—	—	—	146,241	—	—	—	(217)	146,024
Other comprehensive income (loss)	—	—	—	—	6,379	—	—	(6)	6,373

Balance, December 31, 2017	124,008	$1,240	$1,190,906	$31,541	$(24,446)	—	$—	$(322)	$1,198,919

Proceeds from stock options exercised	103	1	1,886	—	—	—	—	—	1,887
Stock based compensation expense	—	—	22,049	—	—	—	—	—	22,049
Shares withheld for net settlements of share-based awards	(173)	(2)	(3,818)	—	—	—	—	—	(3,820)
Restricted stock granted	906	9	(9)	—	—		—	—	—
Restricted stock canceled	(73)	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	(229,498)	—	—	—	—	(229,498)
Purchase of treasury shares	(4,210)	—	—	—	—	4,210	(95,175)	—	(95,175)
Issuance of common stock (ESPP)	24	—	534	—	—	—	—	—	534
Other adjustments to Additional Paid-In-Capital [1]			(632)						(632)
Net income (loss)	—	—	—	145,089	—	—	—	(262)	144,827
Other comprehensive income (loss)	—	—	—	—	828	—	—	(15)	813

Balance, December 31, 2018	120,585	$1,248	$1,210,916	$(52,868)	$(23,618)	4,210	$(95,175)	$(599)	$1,039,904

[1]

Represents a cumulative-effect adjustment upon adoption of ASU No. 2016-16, “Income Taxes — Intra-Entity Transfers of Assets Other Than Inventory.” Refer to Note 1 — Summary of Business Organization, Operations and Significant Accounting Policies — Recent Accounting Pronouncements for further information.

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018, 2017 and 2016

1.	Summary of Business Organization, Operations and Significant Accounting Policies

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) is a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of correctional, detention and reentry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa and the United Kingdom. The Company owns, leases and operates a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, as well as community based reentry facilities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). As of December 31, 2018, GEO’s worldwide operations included the ownership and/or management of approximately 96,000 beds at 135 correctional, detention and community services facilities, including idle facilities and projects under development, and also includes the provision of community supervision services for more than 210,000 offenders and pretrial defendants, including approximately 100,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The significant accounting policies of the Company are described below.

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

Cash and Cash Equivalents

Cash and cash equivalents include all interest-bearing deposits or investments with original maturities of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States, Australia, South Africa and the

United Kingdom. As of December 31, 2018 and 2017, the Company had $18.9 million and $28.2 million in cash and cash equivalents held by its international subsidiaries, respectively.

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

Accounts Receivable

Accounts receivable consists primarily of trade accounts receivable due from federal, state, local and international government agencies for operating and managing correctional facilities, providing youth and community-based services, providing electronic monitoring and supervision services, providing construction and design services and providing inmate residential and prisoner transportation services. The Company generates receivables with its governmental clients and with other parties in the normal course of business as a result of billing and receiving payment. The Company regularly reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company also performs ongoing credit evaluations for some of its customers’ financial conditions and generally does not require collateral. Generally, the Company receives payment for these services thirty to sixty days in arrears. However, certain of the Company’s accounts receivable are paid by customers after the completion of their program year and therefore can be aged in excess of one year. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. Actual write-offs are charged against the allowance when collection efforts have been unsuccessful. As of December 31, 2018 and 2017, $2.3 million and $4.0 million, respectively, of the Company’s trade receivables were considered to be long-term and are classified as Other Non-Current Assets in the accompanying Consolidated Balance Sheets.

Notes Receivable

The Company had notes receivable from its former joint venture partner in the United Kingdom related to a subordinated loan extended to the joint venture partner while an active member of the partnership. The notes bore interest at a rate of 13%, and had semi-annual payments due June 15 and December 15. The Company recognized interest income on its notes receivable as it was earned. The balances outstanding were fully paid in 2017.

Note Receivable from Joint Venture

In May 2011, the GEO Group UK Limited, the Company’s subsidiary in the United Kingdom (“GEO UK”), extended a non-revolving line of credit facility to GEOAmey for the purpose of funding mobilization costs and on-going start up and operations in the principal amount of £12 million or $15.3 million, based on exchange rates as of December 31, 2018. Amounts under the line of credit were drawn down in multiple advances up to the principal amount and accrued interest at the base rate of the Bank of England plus 0.5% with the principal amount due on demand. The Company recognized interest income on its notes receivable as it is earned.

As of December 31, 2017, the Company was owed £1.3 million, or $1.7 million, based on exchange rates as of December 31, 2017, under the line of credit. In October 2018, the note receivable to each joint venture was paid off in full. These balances were included within Other Non-Current Assets in the accompanying Consolidated Balance Sheets. Refer to Note 15 — Business Segments and Geographic Information regarding the Company’s investment in GEOAmey.

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

Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31, 2018	December 31, 2017	December 31, 2016
Cash and Cash Equivalents	$31,255	$81,377	$68,038
Restricted cash and cash equivalents — current	51,678	44,932	17,133
Restricted cash and investments — non-current	22,431	27,999	20,848
Less Restricted investments — non-current	(20,892)	(20,763)	(15,662)

Total cash, cash equivalents and restricted cash and cash equivalents shown in the statement of cash flows	$84,472	$133,545	$90,357

Amounts included in restricted cash and cash equivalents are attributable to certain contractual cash restriction requirements at the Company’s wholly owned Australian subsidiary related to non-recourse debt and asset replacement funds contractually required to be maintained and other guarantees. Restricted investments — non-current (included in Restricted Cash and Investments in the accompanying consolidated balance sheets) consists of the Company’s rabbi trust established for employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and is not considered to be a restricted cash equivalent. Refer to Note 10 — Financial Instruments.

Prepaid expenses and Other Current Assets

Prepaid expenses and other current assets include assets that are expected to be realized within the next fiscal year. Included in the balance at December 31, 2018 is approximately $6.1 million of federal, state and international tax overpayments that will be applied against estimated tax payments due in 2019. Included in the balance at December 31, 2017 is approximately $15.5 million of federal, state and foreign tax overpayments that were applied against tax payments in 2018. Of this amount, approximately $13 million related to tax overpayments in Australia.

Property and Equipment

Property and equipment are stated at cost, less accumulated amortization and depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 50 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. The Company performs ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the assessment indicates that assets will be used for a longer or shorter period than previously anticipated, the useful lives of the assets are revised, resulting in a change in estimate. The Company has not made any such changes in estimates during the years ended December 31, 2018, 2017 and 2016. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of company-owned correctional and detention facilities. Cost for self-constructed correctional and detention facilities includes direct materials and labor, capitalized interest and certain other indirect costs associated with construction of the facility, such as property taxes, other indirect labor and related benefits and payroll taxes. The Company begins the capitalization of costs during the pre-construction phase, which is the period during which costs are incurred to evaluate the site, and continues until the facility is substantially complete and ready for occupancy. Labor costs capitalized for the years ended December 31, 2018, 2017 and 2016 were not significant. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Refer to Note 6 — Property and Equipment.

Assets Held for Sale

As of December 31, 2018, the Company had two properties classified as held for sale included in its GEO Care Segment in the accompanying consolidated balance sheet. The Company classifies a long-lived asset (disposal group) as held for sale in the period in which all of the following criteria are met (i) Management, having the authority to approve the action, commits to a plan to sell the asset (disposal group), (ii) the asset (disposal group) is available for immediate sale in its present condition subject only to the terms that are usual and customary for sales of such assets (disposal groups), (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated, (iv) the sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale, within one year, except as permitted, (v) the asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company records assets held for sale at the lower of cost or estimated fair value and estimates fair value by using third party appraisers or other valuation techniques. The Company does not record depreciation for assets held for sale. Any gain or loss on the sale of operating assets is included in the operating income of the reportable segment to which it relates.

The properties that are classified as held for sale at December 31, 2018 are a parcel of undeveloped land in Hobart, Indiana and an idle reentry facility acquired from Community Education Centers (“CEC”). At December 31, 2018, the carrying values of these properties were approximately $0.7 million and $1.9 million, respectively. At December 31, 2017, the Company had one property that was classified as held for sale which consisted of an office building previously used by CEC for its corporate headquarters. At December 31, 2017, the carrying value of the property was approximately $3.9 million. In January 2018, this property was sold for $4.0 million, net of selling costs.

Asset Impairments

The Company had property and equipment of $2.2 billion and $2.1 billion as of December 31, 2018 and 2017, respectively, including approximately 4,700 vacant beds at four idle facilities in its U.S. Corrections & Detention segment with a carrying value of $126.0 million which are being marketed to potential customers as of December 31, 2018, excluding equipment and other assets that can be easily transferred for use at other facilities. The Company is also marketing to potential customers 3 idle facilities in its GEO Care segment with a carrying value of $23.4 million.

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

The Company tests idle facilities for impairment upon notification that the facilities will no longer be utilized by the customer. If a long-lived asset is part of a group that includes other assets, the unit of accounting for the long-lived asset is its group. Generally, the Company groups assets by facility for the purpose of considering whether any impairment exists. The estimates of recoverability are based on projected undiscounted cash flows associated with actual marketing efforts where available or, in other instances, projected undiscounted cash flows that are comparable to historical cash flows from management contracts at similar facilities and sensitivity analyses that consider reductions to such cash flows. The Company’s sensitivity analyses include adjustments to projected cash flows compared to the historical cash flows due to current business conditions which impact per diem rates as well as labor and other operating costs, changes related to facility mission due to changes in prospective clients, and changes in projected capacity and occupancy rates. The Company also factors in prolonged periods of vacancies as well as the time and costs required to ramp up facility population once a contract is obtained. The Company performs the impairment analysis on an annual basis for each of the idle facilities and takes into consideration updates each quarter for market developments affecting the potential utilization of each of the facilities in order to identify events that may cause the Company to reconsider the most recent assumptions. Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than the terms used in the Company’s most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact the Company’s ability to house certain types of inmates at such facility. Further, a substantial increase in the number of available beds at other facilities the Company owns, or in the marketplace, could lead to deterioration in market conditions and projected cash flows. Although they are not frequently received, an unsolicited offer to purchase any of the Company’s idle facilities, at amounts that are less than their carrying value could also cause the Company to reconsider the assumptions used in the most recent impairment analysis. The Company has identified marketing prospects to utilize each of the remaining currently idled facilities and has determined that no current impairment exists. However, the Company can provide no assurance that it will be able to secure management contracts to utilize its idle facilities, or that it will not incur impairment charges in the future. In all cases, the projected undiscounted cash flows in our analysis as of December 31, 2018 substantially exceeded the carrying amounts of each facility.

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

On the annual measurement date of October 1, 2018, the Company’s management elected to qualitatively assess the Company’s goodwill for impairment for all of its reporting units. Under provisions of the qualitative analysis, when testing goodwill for impairment, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a quantitative impairment test to identify goodwill impairment and measures the amount of goodwill impairment loss to be recognized, if any. The qualitative factors used by the Company’s management to determine the likelihood that the fair value of the reporting unit is less than the carrying amount include, among other things, a review of overall economic conditions and their current and future impact on the Company’s existing business, the Company’s financial performance and stock price, industry outlook and market competition. With respect to the qualitative assessments, management determined that it was more likely than not that the fair values of the reporting units exceeded their carrying values.

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

Internal-Use Software

Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful lives of the software. Costs related to design or maintenance of internal-use software are expensed as incurred. As of December 31, 2018 and 2017, included in Property and Equipment, Net is approximately $29.6 million and $30.1 million of capitalized internal-use software costs, respectively.

Debt Issuance Costs

Debt issuance costs, net of accumulated amortization of $65.7 million and $49.8 million, totaling $31.1 million and $42.3 million at December 31, 2018 and 2017, respectively, are included in Long-Term Debt, Non-Recourse Debt and Other Non-Current Assets in the accompanying Consolidated Balance Sheets and are amortized to interest expense using the effective interest method over the term of the related debt.

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

The Company does not consolidate its 50% owned South African joint venture interest in SACS, a VIE. SACS joint venture investors are GEO and Kensani Corrections, Pty. Ltd (an independent third party); each partner owns a 50% share. The Company has determined it is not the primary beneficiary of SACS since it does not have the power to direct the activities of SACS that most significantly impact its performance. As such, the Company’s investment in this entity is accounted for under the equity method of accounting. SACS was established and subsequently, in 2001, was awarded a 25-year contract to design, finance and build the Kutama Sinthumule Correctional Centre in Louis Trichardt, South Africa. To fund the construction of the prison, SACS obtained long-term financing from its equity partners and lenders, the repayment of which is fully guaranteed by the South African government, except in the event of default, in which case the government guarantee is reduced to 80%. The Company’s maximum exposure for loss under this contract is limited to its investment in the joint venture of $13.4 million at December 31, 2018 and its guarantees related to SACS are discussed in Note 13 — Debt.

The Company does not consolidate its 50% owned joint venture in the United Kingdom. In February 2011, GEO UK, executed a Shareholders Agreement (the “Shareholders Agreement”) with Amey Community Limited (“Amey”) and Amey UK PLC (“Amey Guarantor”) to form GEOAmey, a private company limited by shares incorporated in England and Wales. GEOAmey was formed by GEO UK and Amey (an independent third party) for the purpose of performing prisoner escort and related custody services in England and Wales. In order to form this private company, GEOAmey issued share capital of £100 divided into 100 shares of £1 each and allocated the shares 50/50 to GEO UK and Amey. GEO UK and Amey each have three directors appointed to the Board of Directors and neither party has the power to direct the activities that most significantly impact the performance of GEOAmey. As such, the Company’s investment in this entity is accounted for under the equity method of accounting. Both parties provided lines of credit of £12.0 million, or $15.3 million, based on exchange rates in effect as of December 31, 2018, to ensure that GEOAmey can comply with future contractual commitments related to the performance of its operations. In October 2018, the note receivable to each joint venture partner was paid off in full.

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

When a contract includes variable consideration, GEO determines an estimate of the variable consideration and evaluates whether the estimate needs to be constrained; therefore, GEO includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration estimates are updated at each reporting date. A limited number of GEO’s domestic contracts have provisions upon which a small portion of the revenue for the contract is based on the performance of certain targets. Domestically, revenue based on the performance of certain targets is less than 1% of the Company’s consolidated domestic revenues and was not significant during the periods presented. One of GEO’s international contracts, related to its Ravenhall correctional facility project (discussed further below), contains a provision where a significant portion of the revenue for the contract is based on the performance of certain targets. These performance targets are based on specific criteria to be met over specific periods of time. Such criteria includes the Company’s ability to achieve certain contractual benchmarks relative to the quality of service it provides, non-occurrence of certain disruptive events, effectiveness of its quality control programs and its responsiveness to customer requirements. The performance of these targets are measured quarterly and there was no significant constraint on the estimate of such variable consideration for this contract during the year ended December 31, 2018.

GEO does not disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which GEO has the right to invoice for services performed, which is generally the case for all of GEO’s contracts. Incidental items that are immaterial in the context of the contract are recognized as expense. GEO generally does not incur incremental costs related to obtaining a contract with its customers that would meet the requirement for capitalization. There were no assets recognized from costs to obtain a contract with a customer at December 31, 2018.

The timing of revenue recognition may differ from the timing of invoicing to customers. GEO records a receivable when services are performed which are due from its customers based on the passage of time. GEO records a contract liability if consideration is received in advance of the performance of services. Generally, GEO’s customers do not provide payment in advance of the performance of services. Therefore, any contract liability is not significant at December 31, 2018. Revenue recognized during the year ended December 31, 2018 that was included in the opening balance of unearned revenue was not significant. There have been no significant amounts of revenue recorded in the periods presented from performance obligations either wholly or partially satisfied in prior periods.

The right to consideration under GEO’s contracts is only dependent on the passage of time and is therefore considered to be unconditional. Payment terms and conditions vary by contract type, although, with the exception of the contract receivable related to GEO’s Ravenhall correctional facility (further discussed below), terms generally include a requirement of payment within 30 days after performance obligations are satisfied and generally do not include a significant financing component. There have been no significant changes in receivables or unearned revenue balances during the period other than regular invoicing and collection activity.

The following table disaggregates GEO’s revenue by major source and also provides a reconciliation with revenue information disclosed for reportable segments in Note 15 — Business Segments and Geographic Information:

Year Ended December 31, 2018 (in thousands)
	U.S. Corrections & Detention	GEO Care	International	Facility Construction and Design	Total
Owned and Leased: Corrections & Detention	$1,110,749	$—	$—	$—	$1,110,749
Owned and Leased: Community-based	—	170,805	—	—	170,805
Owned and Leased: Youth Services	—	91,824	—	—	91,824
Managed Only	382,224	4,981	253,874	—	641,079
Facility Construction and Design	—	—	—	4,226	4,226
Non-residential Services and Other	—	312,703	—	—	312,703

Total Revenues	$1,492,973	$580,313	$253,874	$4,226	$2,331,386

Year Ended December 31, 2017 (in thousands)
	U.S. Corrections & Detention	GEO Care	International	Facility Construction and Design	Total
Owned and Leased — Corrections & Detention	$1,055,254	$—	$—	$—	$1,055,254
Owned and Leased — Community-based	—	149,619	—	—	149,619
Owned and Leased — Youth Services	—	88,184	—	—	88,184
Managed Only	382,790	3,495	195,806	—	582,091
Facility Construction and Design	—	—	—	115,404	115,404
Non-residential Services and Other	—	272,868	—	—	272,868

Total Revenues	$1,438,044	$514,166	$195,806	$115,404	$2,263,420

Year Ended December 31, 2016 (in thousands)
	U.S Corrections & Detention	GEO Care	International	Facility Construction and Design	Total
Owned and Leased — Corrections & Detention	$1,042,613	$—	$—	$—	$1,042,613
Owned and Leased — Community-based	—	72,953	—	—	72,953
Owned and Leased — Youth Services	—	85,235	—	—	85,235
Managed Only	332,664	—	157,363	—	490,027
Facility Construction and Design	—	—	—	252,401	252,401
Non-residential services and Other	—	236,261	—	—	236,261

Total Revenues	$1,375,277	$394,449	$157,363	$252,401	$2,179,490

Owned and Leased — Corrections & Detention

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

Owned and Leased — Community-based

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

Owned and Leased — Youth Services

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

Facility Construction and Design

Facility Construction and Design revenues during the year ended December 31, 2017 consisted of one contract with the Department of Justice in the State of Victoria (the “State”) for the development and operation of a new 1,300-bed correctional facility (the “Facility”) in Ravenhall, a locality near Melbourne, Australia. The Facility was completed during the fourth quarter of 2017 and GEO is currently managing the Facility under a 25-year management contract. There were no facility construction and design revenues related to the facility during the year ended December 31, 2018. GEO’s promise to design and construct the Facility was considered to be a separate and distinct performance obligation from the management obligation which includes the safe and secure housing, care and programming activities for incarcerated individuals similar to the correction & detention services discussed above. For the obligation to manage the Facility, GEO determined revenue should be recorded over time using a time-based output method based on the same criteria as discussed above for correction and detention services. Fees included and priced in the contract for managing the Facility are considered to be stated at their individual estimated stand-alone selling prices using the adjusted market assessment approach. These services are regularly provided by GEO on a stand-alone basis to similar customers within a similar range of amounts. GEO used the expected cost plus margin approach to allocate the transaction price to the construction obligation. GEO was entitled under the contract to receive consideration in the amount of its costs plus a margin.

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

The cost of the project during the design and construction phase was funded by debt financing along with a capital contribution by GEO which was made in January 2017. GEO’s promise to provide the equity contribution was considered to be a separate and distinct performance obligation that is separate from the construction and facility management obligations. The contribution represents a significant financing element which provided a benefit to the State. Costs incurred and estimated earnings in excess of billings were classified as contract receivable in the accompanying consolidated balance sheets. The contract receivable was partially satisfied through a State contribution, which was made in November 2017 upon commercial acceptance of the Facility, and by quarterly payments to be made over the 25-year operating phase. The timing of these payments provide the State with a significant benefit of financing for the Facility as the payments by the State occur significantly after performance (construction of the Facility). Therefore, the contract receivable has been recorded at net present value based on the timing of expected future settlement. Interest income is calculated using an effective interest rate of 8.97% and has been presented separately from facility design and construction revenue. Interest income also includes an equity return for GEO’s capital contribution.

During 2018, the Company had facility construction & design services related to an expansion project at its Fulham Correctional Centre in Australia which is expected to be completed in the third quarter of 2020. Revenues have been recorded under the same methodology as discussed above.

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

The U.S. Tax Cut and Jobs Act (“Tax Act”) was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. Effective 2018, the Tax Act reduced the U.S. statutory corporate tax rate of our domestic TRSs from 35% to 21% and created new items of taxable income and taxes on certain foreign sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income and the base erosion and antiabuse tax, respectively. In addition, in 2017 the Tax Act provided for a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax. While the Company has foreign operations, it has identified that there is no transition tax due. Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the Tax Act.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has made reasonable estimates of the effects and recorded provisional amounts in its financial statements for the year ended December 31, 2017. As the Company collected and prepared necessary data, and interpreted any additional guidance issued by the U.S. Treasury Department, the IRS or other standard-setting bodies, it made adjustments over the course of the year to the provisional amounts, including refinements to deferred taxes. The accounting for the tax effects of the enactment of the Tax Act has been completed as of December 31, 2018.

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

The Company currently maintains a general liability policy and excess liability policies with total limits of $80.0 million per occurrence and $100 million in the aggregate covering the operations of U.S. Corrections & Detention, GEO Care’s community based services, GEO Care’s youth services and BI. The Company has a claims-made liability insurance program with a specific loss limit of $35.0 million per occurrence and in the aggregate related to medical professional liability claims arising out of correctional healthcare services. The Company is uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability, cybersecurity liability and automobile liability.

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

Of the insurance policies discussed above, the Company’s most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves are undiscounted and were $70.9 million and $71.0 million as of December 31, 2018 and 2017, respectively, and are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. The Company uses statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, the Company considers such factors as historical frequency and severity of claims at each of its facilities, claim development, payment patterns and changes in the nature of its business, among other factors. Such factors are analyzed for each of the Company’s business segments. The Company estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. The Company also may experience variability between its estimates and the actual settlement due to limitations inherent in the estimation process, including its ability to estimate costs of processing and settling claims in a timely manner as well as its ability to accurately estimate the Company’s exposure at the onset of a claim. Because the Company has high deductible insurance policies, the amount of its insurance expense is dependent on its ability to control its claims experience. If actual losses related to insurance claims significantly differ from the Company’s estimates, its financial condition, results of operations and cash flows could be materially adversely impacted.

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

The components of accumulated other comprehensive loss attributable to GEO included in the consolidated statement of shareholders’ equity are as follows (in thousands):

	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc. [1]	Unrealized loss on derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, December 31, 2017	$(7,470)	$(11,892)	$(5,084)	$(24,446)
Current-period other comprehensive income (loss)	(7,103)	6,146	1,785	828

Balance, December 31, 2018	$(14,573)	$(5,746)	$(3,299)	$(23,618)

[1]	The foreign currency translation adjustment, net of tax, related to noncontrolling interests was not significant for the years ended December 31, 2018 or 2017.

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

The fair value of stock-based option awards was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for options awarded during years 2018, 2017 and 2016:

	2018	2017	2016
Risk free interest rates	2.84%	1.53%	1.45%
Expected term	4-5 years	4-5 years	4-5 years
Expected volatility	40%	36%	25%
Expected dividend rate	8.70%	5.79%	8.85%

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

For restricted stock share-based awards that contain a market condition, the probability of satisfying the market condition is considered in the estimate of grant-date fair value and previously recorded compensation expense is not reversed if the market condition is never met. The fair value of restricted stock awards granted in 2018, 2017 and 2016 with market-based performance conditions was determined based on a Monte Carlo simulation, which calculates a range of possible outcomes and the probabilities that they will occur, using the following average key assumptions:

	2018	2017	2016
Expected volatility	44.5%	42.2%	23.5%
Beta	1.05	1.11	1.04
Risk free interest rate	2.58%	1.46%	1.08%

Earnings Per Share

Basic earnings per share is computed by dividing the net income attributable to GEO, by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator includes the dilutive effect, if any, of common stock equivalents such as stock options and shares of restricted stock.

Recent Accounting Pronouncements

The Company implemented the following accounting standards during the year ended December 31, 2018:

In May 2014, the Financial Accounting Standards Board (“FASB”), issued a new standard related to revenue recognition (ASU 2014-09, “Revenue from Contracts with Customers”. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective transition method). The new standard became effective for the Company beginning on January 1, 2018 and the Company used the modified retrospective transition method to implement this standard. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows. Disclosures related to the nature, amount and timing of revenue and cash flows arising from contracts with customers are included in the Revenue Recognition section herein.

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

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes — Intra-Entity Transfers of Assets Other Than Inventory,” as a part of its simplification initiative. The amendments in this standard require entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Under prior generally accepted accounting principles, the recognition of current and deferred income taxes for an intra-entity asset transfer was prohibited until the asset had been sold to an outside party. The new standard became effective for the Company on January 1, 2018. The amendments in this standard were applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings or an other component of equity as of the beginning of the adoption period. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows — Restricted Cash,” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard became effective for the Company on January 1, 2018 and was applied using a retrospective transition method to each period presented. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows. As a result of the adoption of this standard, the Consolidated Statement of Cash Flows for the years ended December 31, 2017 and 2016 have been retrospectively adjusted. Refer to the Restricted Cash and Cash Equivalents section herein for additional disclosures required under the standard.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations,” which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update provides a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in this update became effective for the Company on January 1, 2018. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In June 2018, the FASB issued ASU No. 2018-07 “Compensation — Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting” as a part of its Simplification Initiative. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the period of time over which share-based payment awards vest and the pattern of cost recognition over that period. The amendment specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606-”Revenue from Contracts with Customers.” The new standard is effective for the Company beginning January 1, 2019. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging — Targeted Improvements to Accounting for Hedging Activities.” The objective of this guidance is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. Certain of the amendments in this update as they relate to cash flow hedges, eliminate the requirement to separately record hedge ineffectiveness currently in earnings. Instead, the entire change in the fair value of the hedging instrument is recorded in other comprehensive income. Those amounts are reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings. The new standard is effective for the Company beginning January 1, 2019. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2016, the FASB issued ASC No. 2016-13,”Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The purpose of Update No. 2016-13 is to replace the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. Update No. 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018. The Company is in the process of determining the effect that the adoption will have on its financial position and results of operations.

In February 2016, FASB issued ASU 2016-02, “Leases,” which requires entities to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. For finance leases and operating leases, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term with each initially measured at the present value of the lease payments. The FASB has recently issued several amendments to the standard, including accounting for land easements. The amendments in ASU 2016-02 are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11 which provides for an optional transition method where an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current generally accepted accounting principles (Topic 840, “Leases”). Alternatively, lessees and lessors can elect to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company has elected to apply the new lease standard at the adoption date on January 1, 2019 under the optional transition method as outlined in ASU 2018-11. There are also several practical expedients that entities may elect upon transition relating to short-term leases (twelve-month terms or less), non-lease components, reassessing certain lease decision points for existing leases, using hindsight in determining the lease term and land easements. With regard to these practical expedients, the Company has elected not to apply the recognition requirements to lease arrangements that have terms of twelve months or less. The Company has also elected to not reassess the major lease decision points for existing leases (whether a contract contains a lease, how a lease should be classified and whether previously capitalized initial direct costs meet the new standard definition). The Company has implemented a lease management software application tool to assist with the assessment of the impact that the adoption of

ASU 2016-02 will have on its consolidated financial position or results of operations. As a result of its assessment, the Company expects to record a right-of-use asset in the range of approximately $135 million to $140 million, a short-term lease liability in the range of $37 million to $42 million and a long-term lease liability in the range of $100 million to $105 million at the time of adoption on January 1, 2019 with no adjustment to retained earnings. The Company is continuing to evaluate the effect that this guidance will have on its consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on the Company’s results of operations or financial position.

2.	Business Combinations

Community Education Centers Acquisition

On April 5, 2017, the Company completed its acquisition of CEC, pursuant to a definitive merger agreement entered into on February 12, 2017 between the Company, GEO/DE/MC/01 LLC, and CEC Parent Holdings LLC. CEC is a private provider of rehabilitation services for offenders in reentry and in-prison treatment facilities as well as management services for county, state and federal correctional and detention facilities. Under the terms of the merger agreement, the Company acquired 100% of the voting interests in CEC for $353.6 million.

The allocation of the purchase price for this transaction was complete as of March 31, 2018. During the measurement period, the Company adjusted provisional amounts with respect to the CEC acquisition that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Those changes are reflected in the table below. The purchase price allocation as of December 31, 2017 and as of March 31, 2018 and adjustments made to the estimated acquisition date fair values during the fiscal year ended December 31, 2018 are as follows (in thousands):

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

The Company recognized a reduction of operating expenses of $2.3 million related to the CEC acquisition during the twelve months ended December 31, 2018 as a result of a recovery of funds held in escrow after the measurement period had ended.

As shown above, the Company recorded $163.1 million of goodwill related to the purchase of CEC. The strategic benefits of the merger include the Company’s ability to further position itself to meet the demand for increasingly diversified correctional, detention and community reentry facilities and services and the Company’s ability to expand the delivery of enhanced in-prison rehabilitation including evidence-based treatment, integrated with post-release support services through GEO’s Continuum of Care platform. These factors contributed to the goodwill that was recorded upon consummation of the transaction. The Company does not believe that any of the goodwill recorded as a result of the CEC acquisition will be deductible for federal income tax purposes.

Refer to Note 9 — Goodwill and Other Intangible Assets, Net. Identifiable intangible assets purchased in the acquisition and their weighted average amortization periods in total and by major intangible asset class, as applicable, are included in the table below (in thousands):

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

	Year Ended (unaudited)
	December 31, 2017	December 31, 2016
Pro forma revenues	$2,300,000	$2,400,000
Pro forma net income attributable to the GEO Group, Inc.	$160,000	$143,000

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

During the years ended December 31, 2018, 2017 and 2016, GEO declared and paid the following regular cash distributions to its stockholders which were treated for federal income taxes as follows (retroactively adjusted to reflect the effects of the Company’s 3-for-2 stock split):

				Ordinary Dividends
Declaration Date	Payment Date	Record Date	Distribution Per Share	Qualified(1)	Non-Qualified	Nondividend Distributions(2)	Aggregate Payment Amount (millions)
February 3, 2016	February 26, 2016	February 16, 2016	$0.43	$0.0493613	$0.2886402	$0.0953319	$48.5
April 20, 2016	May 12, 2016	May 2, 2016	$0.43	$0.0493613	$0.2886402	$0.0953319	$48.7
July 20, 2016	August 12, 2016	August 1, 2016	$0.43	$0.0493613	$0.2886402	$0.0953319	$48.7
October 18, 2016	November 10, 2016	October 31, 2016	$0.43	$0.0493613	$0.0002886	$0.0953319	$48.8
February 6, 2017	February 27, 2017	February 17, 2017	0.47	$0.0175622	$0.2468402	$0.2025975	$52.5
April 25, 2017	May 19, 2017	May 9, 2017	$0.47	$0.0176751	$0.2484259	$0.2038990	$58.4
July 10, 2017	July 28, 2017	July 21, 2017	0.47	$0.0176751	$0.2484259	$0.2038990	$58.3
October 12, 2017	October 30, 2017	October 23, 2017	$0.47	$0.0176751	$0.2484259	$0.2038990	$58.3
February 5, 2018	February 27, 2018	February 16, 2018	$0.47	$0.0461171	$0.2090220	$0.2148609	$58.3
April 11, 2018	May 3, 2018	April 23, 2018	$0.47	$0.0461171	$0.2090220	$0.2148609	$57.4
July 10, 2018	July 27, 2018	July 20, 2018	$0.47	$0.0461171	$0.2090220	$0.2148609	$57.2
October 15, 2018	November 2, 2018	October 26, 2018	$0.47	$0.0461171	$0.2090220	$0.2148609	$57.2

(1)	The amount constitutes a “Qualified Dividend”, as defined by the Internal Revenue Service.
(2)	The amount constitutes a “Return of Capital”, as defined by the Internal Revenue Service.

Stock Buyback Program

On February 14, 2018, the Company announced that its Board of Directors authorized a stock buyback program authorizing the Company to repurchase up to a maximum of $200 million of its shares of common stock. The stock buyback program will be funded primarily with cash on hand, free cash flow and borrowings under the Company’s $900 million revolving credit facility (the “Revolver”). The program is effective through October 20, 2020. The stock buyback program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission (“SEC”) requirements. The stock buyback program does not obligate the Company to purchase any specific amount of its common stock and may be suspended or extended at any time at the discretion of the Company’s Board of Directors. During the year ended December 31, 2018, the Company purchased 4,210,254 shares of its common stock at a cost of $95.2 million primarily purchased with proceeds from the Company’s Revolver. The Company believes it has the ability to continue to fund the stock buyback program, its debt service requirements and its maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

Prospectus Supplement

On October 20, 2017, the Company filed with the SEC an automatic shelf registration on Form S-3. Under this shelf registration, the Company may, from time to time, sell any combination of securities described in the prospectus in one or more offerings. Each time that the Company may sell securities, the Company will provide a prospectus supplement that will contain specific information about the terms of that offering and the securities being offered. On November 9, 2017, in connection with the shelf registration, the Company filed with the SEC a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $150 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the years ended December 31, 2018 or 2017.

Preferred Stock

In April 1994, the Company’s Board authorized 30 million shares of “blank check” preferred stock. The Board is authorized to determine the rights and privileges of any future issuance of preferred stock such as voting and dividend rights, liquidation privileges, redemption rights and conversion privileges. As of December 31, 2018, there were no shares of preferred stock outstanding.

Noncontrolling Interests

The Company includes the results of operations and financial position of SACM or the “joint venture”, its majority-owned subsidiary, in its consolidated financial statements. SACM was established in 2001 to operate correctional centers in South Africa. The joint venture currently provides security and other management services for the Kutama Sinthumule Correctional Centre in the Republic of South Africa under a 25-year management contract which commenced in February 2002. The Company’s and the joint venture partner’s shares in the profits of the joint venture are 88.75% and 11.25%, respectively. There were no changes in the Company’s ownership percentage of the consolidated subsidiary during the years ended December 31, 2018, 2017 and 2016.

4.	Equity Incentive Plans

The Board has adopted The GEO Group, Inc. 2018 Stock Incentive Plan (the “2018 Plan”), which was approved by the Company’s shareholders on April 24, 2018. The 2018 Plan replaced the 2014 Stock Incentive Plan. As of the date the 2018 Plan was adopted, it provided for a reserve of 4,600,000 shares of common stock that may be issued pursuant to awards granted under the 2018 Plan. The Company filed a Form S-8 registration statement related to the 2018 Plan on May 11, 2018.

Under the terms of the 2018 Plan, the vesting period and, in the case of stock options, the exercise price per share, are determined by the terms of each grant agreement. All stock options that have been granted under the Company plans are exercisable at the fair market value of the common stock at the date of the grant. Generally, the stock options vest and become exercisable ratably over a four-year period. All stock options awarded under the 2018 Plan expire no later than ten years after the date of the grant. When options are exercised, the Company issues shares of common stock related to the exercised options.

The Company recognized compensation expense related to the Company plans for the years ended December 31, 2018, 2017 and 2016 as follows (in thousands):

	2018	2017	2016
Stock option plan expense	$996	$1,305	$538
Restricted stock expense	$21,053	$18,539	$12,235

Stock Options

A summary of the activity of the Company’s stock options plans is presented below:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Options outstanding at January 1, 2018	1,230	$25.02	7.33	$3,117
Granted	475	21.60
Exercised	(103)	19.07
Forfeited/Canceled	(140)	25.32

Options outstanding at December 31, 2018	1,462	$24.30	7.20	$924

Options vested and expected to vest at December 31, 2018	1,386	$24.31	7.11	$923

Options exercisable at December 31, 2018	646	$23.81	5.59	$910

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of fiscal year 2018 and the exercise price, times the number of shares that are “in the money”) that would have been received by the option holders had all option holders exercised their options on December 31, 2018. This amount changes based on the fair value of the Company’s stock.

The following table summarizes information relative to stock option activity during the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Intrinsic value of options exercised	$519	$4,126	$1,671
Fair value of shares vested	$794	$373	$518

The following table summarizes information about the exercise prices and related information of stock options outstanding under the Company plans at December 31, 2018:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price
	(In thousands)
0-18.23	161	2.32	$14.08	160	2.32	$14.08
18.24-22.26	708	8.17	$20.98	169	6.09	$20.54
22.27-29.39	218	6.11	$28.77	165	6.09	$28.77
29.40-43.15	375	8.08	$32.27	152	7.94	$32.27

Total	1,462	7.20	$24.30	646	5.59	$23.81

The weighted average grant date fair value of options granted during the year ended December 31, 2018, 2017 and 2016 was $3.64, $5.91 and $2.09 per share, respectively. There were 0.5 million, 0.5 million and 0.3 million options granted during the year ended December 31, 2018, 2017 and 2016, respectively.

The following table summarizes the status of non-vested stock options as of December 31, 2018 and changes during the year ended December 31, 2018:

	Number of Shares	Wtd. Avg. Grant Date Fair Value
	(In thousands)
Options non-vested at January 1, 2018	707	$3.93
Granted	475	3.64
Vested	(226)	3.21
Forfeited	(140)	4.13

Options non-vested at December 31, 2018	816	$3.86

As of December 31, 2018, the Company had $2.0 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.7 years.

Restricted Stock

During the year ended December 31, 2018, the Company granted approximately 906,000 shares of restricted stock to certain employees and executive officers. Of these awards, 352,500 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2018, 2019 and 2020. The fair value of restricted stock awards, which do not contain a performance-based condition, is determined using the closing price of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period. Generally, the restricted stock awards vest in equal increments over either a three or four year period.

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

During the year ended December 31, 2017, the Company granted approximately 933,000 shares of restricted stock to certain employees and executive officers. Of these awards, 352,500 are performance-based awards which will be forfeited if the Company does not achieve certain annual metrics over a three year period from January 1, 2017 to December 31, 2019.

The vesting of the performance-based restricted stock grants awarded in 2017 are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the TSR Target Award can vest at the end of a three-year performance period if GEO meets certain TSR performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2017 to December 31, 2019; and (ii) up to 50% of the ROCE Target Award can vest at the end of a three-year performance period if GEO meets certain ROCE performance targets over a three year period from January 1, 2017 to December 31, 2019. These performance awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the performance-based awards is based on the target awards for both metrics.

During the year ended December 31, 2016, the Company granted 524,000 shares of restricted stock to its executive officers and to certain senior employees. Of these awards, 173,000 are performance-based awards which will be forfeited if the Company does not achieve certain annual metrics over a three year period from

January 1, 2016 to December 31, 2018. The vesting of the performance-based restricted stock grants awarded in 2015 are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the TSR Target Award can vest at the end of a three-year performance period if GEO meets certain TSR performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2016 to December 31, 2018; and (ii) up to 50% of the ROCE Target Award can vest at the end of a three-year period if GEO meets certain ROCE performance targets over a three year period from January 1, 2016 to December 31, 2018. These performance awards can vest at the end of the three year performance period at between 0% and 200% of the target awards for both metrics. The number of shares shown for the performance-based awards is based on the target awards for both metrics.

The metric related to TSR is considered to be a market condition. For share-based awards that contain a market condition, the probability of satisfying the market condition must be considered in the estimate of grant-date fair value. Compensation expense is recognized over the vesting period and previously recorded compensation expense is not reversed if the market condition is never met. Refer to Note 1 — Summary of Business Organization, Operations and Significant Accounting Policies-Stock-Based Compensation Expense, for the assumptions and method used to value these awards.

The metric related to ROCE is considered to be a performance condition. For share-based awards that contain a performance condition, the achievement of the targets must be probable before any share-based compensation expense is recorded. The Company reviews the likelihood of which target in the range will be achieved and if deemed probable, compensation expense is recorded at that time. If subsequent to initial measurement there is a change in the estimate of the probability of meeting the performance condition, the effect of the change in the estimated quantity of awards expected to vest is recognized by cumulatively adjusting compensation expense. If ultimately the performance targets are not met, for any awards where vesting was previously deemed probable, previously recognized compensation expense will be reversed in the period in which vesting is no longer deemed probable. During 2018, 2017 and 2016, the Company deemed the achievement of the target award to be probable and there were no changes in the estimated quantity of awards expected to vest. The fair value of these awards was determined based on the closing price of the Company’s common stock on the date of grant.

The following table summarizes the status of restricted stock awards as of December 31, 2018 and changes during the year ended December 31, 2018:

	Shares	Wtd. Avg. Grant date Fair value
	(In thousands)
Restricted stock outstanding at January 1, 2018	1,770	$30.47
Granted	906	22.83
Vested	(584)	28.50
Forfeited/Canceled	(74)	25.04

Restricted stock outstanding at December 31, 2018	2,018	$27.62

As of December 31, 2018, the Company had $31.4 million of unrecognized compensation cost that is expected to be recognized over a weighted average period of 2.2 years.

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

The Plan is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Plan are made on the last day of each month. During the years ended December 31, 2018, 2017 and 2016, 24,365, 20,009 and 23,037 shares of common stock, respectively, were issued in connection with the Plan.

5.	Earnings Per Share

Basic and diluted earnings per share (“EPS”) from continuing operations were calculated for the years ended December 31, 2018, 2017, and 2016 respectively, as follows:

Fiscal Year	2018	2017	2016
	(In thousands, except per share data)
Net Income	$144,827	$146,024	$148,498
Loss attributable to noncontrolling interests	262	217	217

Net income attributable to The GEO Group, Inc.	$145,089	$146,241	$148,715
Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	120,241	120,095	111,065

Per share amount	$1.21	$1.22	$1.34

Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	120,241	120,095	111,065
Dilutive effect of equity incentive plans	506	719	420

Weighted average shares assuming dilution	120,747	120,814	111,485

Per share amount — diluted	$1.20	$1.21	$1.33

Outstanding share and per-share amounts disclosed for all periods presented have been retroactively adjusted to reflect the effects of the stock split.

For the year ended December 31, 2018, 931,476 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. 680,062 common stock equivalents from restricted shares were anti-dilutive and excluded from the computation of diluted EPS.

For the year ended December 31, 2017, 617,025 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. 719,204 common stock equivalents from restricted shares were anti-dilutive.

For the year ended December 31, 2016, 862,964 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. 267,045 common stock equivalents from restricted shares were anti-dilutive.

6.	Property and Equipment

Property and equipment consist of the following at fiscal year end:

	Useful Life	2018	2017
	(Years)	(In thousands)
Land	—	$131,377	$129,421
Buildings and improvements	2 to 50	2,144,414	2,009,279
Leasehold improvements	1 to 29	303,348	288,614
Equipment	3 to 10	206,191	193,281
Furniture, fixtures and computer software	1 to 7	60,159	57,204
Facility construction in progress	—	65,282	74,312

Total		$2,910,771	$2,752,111
Less accumulated depreciation and amortization		(752,161)	(673,988)

Property and equipment, net		$2,158,610	$2,078,123

The Company amortizes its leasehold improvements over the shorter of their estimated useful lives or the terms of the leases including renewal periods that are reasonably assured. The Company’s construction in progress primarily consists of new construction and renovations to facilities that are owned by the Company. Interest capitalized in property and equipment for the years ended December 31, 2018 and 2017 was $3.7 million and $1.1 million, respectively.

Depreciation expense was $103.5 million, $98.9 million and $92.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

At both December 31, 2018 and 2017, the Company had $17.1 million of assets recorded under capital leases related to land, buildings and improvements. Capital leases are recorded net of accumulated amortization of $13.2 million and $12.2 million, at December 31, 2018 and 2017, respectively. Depreciation expense related to assets recorded under capital leases for each of the years ended December 31, 2018, 2017 and 2016 was $1.0 million and is included in Depreciation and Amortization in the accompanying consolidated statements of operations.

7.	Contract Receivable

On September 16, 2014, GEO’s wholly-owned subsidiary, GEO Ravenhall Pty. Ltd., in its capacity as trustee of another wholly-owned subsidiary, GEO Ravenhall Trust (“Project Co”), signed the Ravenhall Prison Project Agreement (“Ravenhall Contract”) with the State of Victoria (the “State”) for the development and operation of a new 1,300-bed facility in Ravenhall, a locality near Melbourne, Australia under a public-private partnership financing structure. The design and construction phase (“D&C Phase”) of the agreement began in September 2014 and was completed in November 2017. Project Co was the primary developer during the D&C Phase and subcontracted with a bonded international design and build contractor to design and construct the facility. GEO’s wholly-owned subsidiary, the GEO Group Australasia Pty. Ltd. (“GEO Australia”) is currently operating the facility under a 25-year management contract (“Operating Phase”). During the D&C Phase, GEO Australia provided construction management and consultant services to the State.

The cost of the project during the D&C Phase was funded by debt financing along with a capital contribution by GEO in the amount of AUD 115 million, or $81.1 million based on exchange rates at December 31, 2018, which was contributed in January 2017 (Refer to Note 13 — Debt). Another wholly-owned subsidiary of GEO, Ravenhall Finance Co Pty. Limited (“Finance Co”), entered into a syndicated facility agreement with National Australia Bank Limited to provide the debt financing for the project. In order to fix the interest rate on this variable non-recourse debt, Finance Co entered into interest rate swap agreements. Refer to

Note 8 — Derivative Financial Instruments. Upon completion and commercial acceptance of the facility in November 2017, in accordance with the Ravenhall Contract, the State made a lump sum payment of AUD 310 million, or $218.7 million based on exchange rates as of December 31, 2018, towards a portion of the outstanding balance. The remaining balance will be paid over the life of the 25-year management contract.

During the D&C Phase, the Company recognized revenue as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to the estimated total costs for the design and construction of the facility. Costs incurred and estimated earnings in excess of billings are classified as Contract Receivable in the accompanying consolidated balance sheets. The total balance of the Contract Receivable at December 31, 2018 is $383.7 million which is recorded at net present value based on the timing of expected future settlement. Interest income is recorded as earned using an effective interest rate of 8.97%. As the primary contractor, Project Co was exposed to the various risks associated with the D&C Phase. Accordingly, the Company recorded construction revenue on a gross basis and included the related costs of construction activities in operating expenses within the Facility Design & Construction segment. Reimbursable pass through costs were excluded from revenues and expenses.

8.	Derivative Financial Instruments

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

Australia — Ravenhall

In September 2014, the Company’s Australian subsidiary entered into interest rate swap agreements to fix the interest rate on its variable rate non-recourse debt related to a prison project in Ravenhall, a locality near Melbourne, Australia to 3.3% during the design and construction phase and 4.2% during the project’s operating phase. Refer to Note 7 — Contract Receivable. The swaps’ notional amounts during the design and construction phase coincided with scheduled construction draw commitments throughout the project. The design and construction phase of the project was completed during November 2017 and the related interest rate swap agreements expired. At December 31, 2018, the swaps related to the operating phase had a notional value of AUD 450.8 million, or $318.0 million, based on exchange rates as of December 31, 2018. At the onset, the Company had determined that the swaps had payment, expiration dates and provisions that coincided with the terms of the non-recourse debt and the critical terms of the swap agreements and scheduled construction draw commitments were the same and were therefore considered to be effective cash flow hedges. During 2017 and 2016, certain of the critical terms of the swap agreements related to the design and construction phase no longer coincided with the scheduled construction draw commitments. However, the swaps were still considered to be highly effective and the measurement of any ineffectiveness was not significant during the year ended December 31, 2017 or 2016. Accordingly, the Company records the change in the fair value of the interest rate swaps in accumulated other comprehensive income, net of applicable income taxes. Total unrealized gains recorded in other comprehensive income, net of tax, related to this cash flow hedge were approximately $6.1 million, $4.0 million and $1.8 million during the years ended December 31, 2018, 2017 and 2016, respectively. The total fair value of the swap liability as of December 31, 2018 and 2017 was $6.8 million and $14.0 million, respectively, and is recorded as a component of Other Non-Current liabilities within the accompanying consolidated balance sheet. There was no material ineffectiveness for the periods presented. If the Company refinances the debt before its maturity date, this would result in the reclassification into earnings or losses amounts associated with these swaps currently reported in accumulated other comprehensive income (loss). Refer to Note 13 — Debt.

9.	Goodwill and Other Intangible Assets, Net

The Company has recorded goodwill as a result of its various business combinations. On April 5, 2017, the Company completed its acquisition of CEC. Refer to Note 2 — Business Combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company’s goodwill balances recognized during the years ended December 31, 2018 and 2017 were as follows (in thousands):

	December 31, 2017	Acquisitions (net of dispositions)	Foreign currency translation	December 31, 2018
U.S. Corrections & Detention	$317,005	$(639)	$—	$316,366
GEO Care	461,499	(1,910)	—	459,589
International Services	447	—	(43)	404

Total Goodwill	$778,951	$(2,549)	$(43)	$776,359

	December 31, 2016	Acquisitions	Foreign currency translation	December 31, 2017
U.S. Corrections & Detention	$277,774	$39,231	$—	$317,005
GEO Care	337,257	124,242	—	461,499
International Services	402	—	45	447

Total Goodwill	$615,433	$163,473	$45	$778,951

Intangible assets consisted of the following as of December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018				December 31, 2017
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	16.3	$308,419	$(127,481)	$180,938	$308,518	$(106,724)	$201,794
Covenants not to compete	1	700	(700)	—	700	(517)	183
Technology	7.3	33,700	(27,478)	6,222	33,700	(25,538)	8,162
Trade names	Indefinite	45,200	—	45,200	45,200	—	45,200

Total acquired intangible assets		$388,019	$(155,659)	$232,360	$388,118	$(132,779)	$255,339

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

Amortization expense was $22.9 million, $24.7 million and $20.4 million for the years ended December 31, 2018, 2017 and 2016, respectively, and primarily related to the U.S. Corrections & Detention and GEO Care segments’ amortization of intangible assets for acquired management contracts. The Company relies on its historical experience in determining the useful life of facility management contracts. The Company makes assumptions related to acquired facility management contracts based on the competitive environment for individual contracts, our historical success rates in retaining contracts, the supply of available beds in the market, changes in legislation, the projected profitability of the facilities and other market conditions. As of December 31, 2018, the weighted average period before the next contract renewal or extension for the facility management contracts was approximately 1.5 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the contractual periods.

Estimated amortization expense related to the Company’s finite-lived intangible assets for 2019 through 2023 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
2019	$22,287
2020	22,306
2021	19,782
2022	18,204
2023	13,494
Thereafter	91,087

$187,160

10.	Financial Instruments

The following table provides a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis (in thousands):

		Fair Value Measurements at December 31, 2018
	Carrying Value at December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$20,892	$—	$20,892	$—
Fixed income securities	1,801	—	1,801	—
Liabilities:
Interest rate swap derivatives	$8,638	$—	$8,638	$—

		Fair Value Measurements at December 31, 2017
	Carrying Value at December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$20,763	$—	$20,763	$—
Fixed income securities	1,902	—	1,902	—
Liabilities:
Interest rate swap derivatives	$13,992	$—	$13,992	$—

The Company’s level 2 financial instruments included in the tables above as of December 31, 2018 and 2017 consist of the Company’s rabbi trust established for GEO employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan, interest rate swaps held by our Australian subsidiaries and an investment in Canadian dollar denominated fixed income securities. The Company’s restricted investment in the Rabbi Trust is invested in Company owned life insurance policies which are recorded at their cash surrender values. These investments are valued based on the underlying investments held in the policies’ separate account. The Australian subsidiaries’ interest rate swaps are valued using a discounted cash flow model based on projected Australian borrowing rates. The Canadian dollar denominated securities, not actively traded, are valued using quoted rates for these and similar securities.

During the year ended December 31, 2018, the Company transferred certain accounts receivable balances that had a carrying value of approximately $6.9 million to an unrelated third party. The transfer was accounted for as a sale and the Company has no continuing involvement with the transferred assets. The Company received cash proceeds in connection with the sale of approximately $6.9 million, and as such, there was no gain or loss in connection with the transaction. In February 2019, under the same terms, the Company transferred additional accounts receivable balances that had a carrying value of approximately $3.0 million.

11.	Fair Value of Assets and Liabilities

The Company’s Consolidated Balance Sheets reflect certain financial instruments at carrying value. The following table presents the carrying values of those instruments and the corresponding estimated fair values (in thousands):

	Estimated Fair Value Measurements at December 31, 2018
	Carrying Value as of December 31, 2018	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$31,255	$31,255	$31,255	$—	$—
Restricted cash and investments	53,217	53,217	50,499	2,718	—
Liabilities:
Borrowings under Senior Credit Facility	$1,273,965	$1,188,196	$—	$1,188,196	$—
5.875% Senior Notes due 2024	250,000	224,590	—	224,590	—
5.125% Senior Notes	300,000	271,992	—	271,992	—
5.875% Senior Notes due 2022	250,000	244,550	—	244,550	—
6.00% Senior Notes	350,000	310,177	—	310,177	—
Non-recourse debt	340,910	348,274	—	348,274	—

	Estimated Fair Value Measurements at December 31, 2017
	Carrying Value as of December 31, 2017	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$81,377	$81,377	$81,377	$—	$—
Restricted cash	52,168	52,168	49,884	2,284	—
Liabilities:
Borrowings under Senior Credit Facility	$1,064,599	$1,070,514	$—	$1,070,514	$—
5.875% Senior Notes due 2024	250,000	262,095	—	262,095	—
5.125% Senior Notes	300,000	303,918	—	303,918	—
5.875% Senior Notes due 2022	250,000	258,338	—	258,338	—
6.00% Senior Notes	350,000	362,835	—	362,835	—
Non-recourse debt	393,737	394,671	—	394,671	—

The fair values of the Company’s cash and cash equivalents, and restricted cash approximates the carrying values of these assets at December 31, 2018 and 2017. Restricted cash consists of money market funds, commercial paper and time deposits used for payments on the Company’s non-recourse debt and asset replacement funds contractually required to be maintained at the Company’s Australian subsidiary. The fair value of the money market funds is based on quoted market prices (level 1) and the fair value of commercial paper and time deposits is based on market prices for similar instruments (level 2). The fair values of the

Company’s 6.00% senior unsecured notes due 2026 (the “6.00% Senior Notes”), 5.125% Senior Notes due 2023 (the “5.125% Senior Notes”), 5.875% Senior Notes due 2022 (the “5.875% Senior Notes due 2022”) and the 5.875% Senior Notes due 2024 (the “5.875% Senior Notes due 2024”), although not actively traded, are based on published financial data for these instruments. The fair value of the Company’s non-recourse debt is based on estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments. The fair value of borrowings under the Senior Credit Facility is also based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.

12.	Accrued Expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	2018	2017
Accrued interest	$19,554	$19,604
Accrued bonus	15,047	16,906
Accrued insurance	71,524	78,048
Accrued repair obligations for damaged property	19,067	—
Accrued property and other taxes	16,173	18,675
Construction retainage	1,913	3,882
Other	50,237	39,209

Total	$193,515	$176,324

13.	Debt

Debt consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Senior Credit Facility:
Term loan	$786,000	$794,000
Discount on term loan	(2,878)	(3,499)
Unamortized debt issuance costs on term loan	(6,826)	(7,612)
Revolver	490,843	270,559

Total Senior Credit Facility	$1,267,139	$1,053,448
6.00% Senior Notes:
Notes Due in 2026	$350,000	$350,000
Unamortized debt issuance costs	(4,820)	(5,325)

Total 6.00% Senior Notes Due in 2026	$345,180	$344,675
5.875% Senior Notes:
Notes Due in 2024	$250,000	$250,000
Unamortized debt issuance costs	(2,971)	(3,385)

Total 5.875% Senior Notes Due in 2024	$247,029	$246,615
5.125% Senior Notes:
Notes Due in 2023	$300,000	$300,000
Unamortized debt issuance costs	(3,548)	(4,184)

Total 5.125% Senior Notes Due in 2023	$296,452	$295,816
5.875% Senior Notes:
Notes Due in 2022	$250,000	$250,000
Unamortized debt issuance costs	(2,514)	(3,241)

Total 5.875% Senior Notes Due in 2022	$247,486	$246,759
Non-Recourse Debt:
Non-Recourse Debt	$341,074	$394,008
Unamortized debt issuance costs on non-recourse debt	(3,883)	(9,322)
Discount on Non-Recourse Debt	(164)	(271)

Total Non-Recourse Debt	$337,027	$384,415
Capital Lease Obligations	6,059	7,431
Other debt	2,469	2,728

Total debt	$2,748,841	$2,581,887

Current portion of capital lease obligations, long-term debt and non-recourse debt [1]	(332,027)	(28,920)
Capital Lease Obligations, long-term portion	(4,570)	(6,059)
Non-Recourse Debt, long-term portion	(15,017)	(365,364)

Long-Term Debt	$2,397,227	$2,181,544

[1]

Balance at December 31, 2018 includes the balance of the non-recourse debt related to Ravenhall which, in accordance with the syndicated facility agreement, must be refinanced in September 2019. Although the Company has begun negotiations for a refinancing transaction, there is not yet a financing agreement in place. As such, the balance has been reflected as current as of December 31, 2018.

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

The Credit Agreement evidences a credit facility (the “Credit Facility”) consisting of the $792.0 million term loan discussed above (the “Term Loan”) bearing interest at LIBOR plus 2.00% (with a LIBOR floor of 0.75%), and a $900.0 million Revolver initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD275 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars under the Australian Dollar Letter of Credit Facility (the “Australian LC Facility”). As of December 31, 2018, there were no letters of credit issued under the Australian LC Facility. Amounts to be borrowed by GEO under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The Term Loan component is scheduled to mature on March 23, 2024. The revolving credit commitment component is scheduled to mature on May 19, 2021. The Credit Agreement also has an accordion feature of $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

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

On August 18, 2016, the Company executed a Letter of Offer by and among GEO and HSBC Bank Australia Limited (the “Letter of Offer”) providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of AUD100 million, or $70.6 million, based on exchange rates in effect as of December 31, 2018 (collectively, the “Bank Guarantee Facility”). The Bank Guarantee Facility allows GEO to provide letters of credit to assure performance of certain obligations of its wholly owned subsidiary relating to its prison project in Ravenhall, located near Melbourne, Australia. The Bank Guarantee Facility is unsecured. The issuance of letters of credit under the Bank Guarantee Facility is subject to the satisfaction of the conditions precedent specified in the Letter of Offer. Letters of credit issued under the bank guarantee lines are due on demand and letters of credit issued under the bank guarantee/standby sub-facility cannot have a duration exceeding twelve months. The Bank Guarantee Facility may be terminated by HSBC Bank Australia Limited on 90 days written notice. As of December 31, 2018, there was AUD100 million in letters of credit issued under the Bank Guarantee Facility.

As of December 31, 2018, the Company had $788.0 million in aggregate borrowings outstanding under the Term Loan, $490.8 million in borrowings under the Revolver, and approximately $62.3 million in letters of credit which left $346.9 million in additional borrowing capacity under the Revolver. In addition, the Company has the ability to increase the Senior Credit Facility by an additional $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions thereunder. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of December 31, 2018 was 4.6%.

6.00% Senior Notes due 2026

On April 18, 2016, the Company completed an offering of $350.0 million aggregate principal amount of 6.00% senior notes due 2026. The 6.00% Senior Notes were offered and sold in a registered offering pursuant to an underwriting agreement, dated as of April 11, 2016 (the “Underwriting Agreement”) among the Company, certain of the Company’s domestic subsidiaries, as guarantors and Wells Fargo Securities, LLC, as representative for the underwriters named therein. The 6.00% Senior Notes were issued by the Company pursuant to the Indenture, dated as of September 25, 2014 (the “Base Indenture”), by and between the Company and Wells Fargo Bank, National Association, as trustee, as supplemented by a Second Supplemental Indenture, dated as of April 18, 2016 (the “Second Supplemental Indenture” and together with the Base Indenture, the “Indenture”), by and among the Company, the guarantors and the trustee which governs the terms of the 6.00% Senior Notes. The sale of the 6.00% Senior Notes was registered under GEO’s prior shelf registration statement on Form S-3 filed on September 12, 2014, as amended (File No. 333-198729). The 6.00% Senior Notes were issued at a coupon rate and yield to maturity of 6.00%. Interest on the 6.00% Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2016. The 6.00% Senior Notes mature on April 15, 2026. The Company used the net proceeds to fund the tender offer and the redemption of all of its 6.625% Senior Notes (see discussion below), to pay all related fees, costs and expenses and for general corporate purposes including repaying borrowings under the Company’s Revolver.

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

The indenture also contains events of default with respect to, among other things, the following: failure by the Company to pay interest on the 5.875% Senior Notes due 2024 when due, which failure continues for 30 days; failure by the Company to pay the principal of, or premium, if any, on, the 5.875% Senior Notes due 2024 when due; failure by the Company or any of its restricted subsidiaries to comply with their obligations to offer to repurchase the 5.875% Senior Notes due 2024 at the option of the holders of the 5.875% Senior Notes due 2024 upon a change of control, to offer to redeem the 5.875% Senior Notes due 2024 under certain circumstances in connection with asset sales with excess proceeds in excess of $25.0 million or to observe certain restrictions on mergers, consolidations and sales of substantially all of their assets; the failure by the Company or any guarantor to comply with any of the other agreements in the indenture, which failure continues for 60 days after notice; and certain events of bankruptcy or insolvency of GEO or a restricted subsidiary that is a significant subsidiary or any group of restricted subsidiaries that together would constitute a significant subsidiary. The Company was in compliance with all of the financial covenants of the indenture governing the 5.875% Senior Notes due 2024 as of December 31, 2018.

5.125% Senior Notes due 2023

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

The indenture governing the 5.125% Senior Notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of the Company’s assets. As of the date of the indenture, all of the Company’s subsidiaries, other than certain dormant domestic and other subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. The Company’s failure to comply with certain of the covenants under the indenture governing the 5.125% Senior Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company was in compliance with all of the financial covenants of the indenture governing the 5.125% Senior Notes as of December 31, 2018.

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

The indenture governing the notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of the Company’s assets. As of the date of the indenture, all of the Company’s subsidiaries, other than certain dormant domestic and other subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. The Company’s failure to comply with certain of the covenants under the indenture governing the 5.875% Senior Notes due 2022 could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company was in compliance with all of the financial covenants of the indenture governing the 5.875% Senior Notes due 2022 as of December 31, 2018.

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

As of December 31, 2018, the remaining balance of the debt service requirement related to the 2011 Revenue Bonds is $23.0 million, of which $7.3 million is classified as current in the accompanying balance sheet. As of December 31, 2018, included in restricted cash and investments is $5.7 million (all current) of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves which had not been released to the Company as of December 31, 2018.

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

Australia — Ravenhall

In connection with a new design and build prison project agreement with the State of Victoria, in September 2014 the Company entered into a syndicated facility agreement (the “Construction Facility”) with National Australia Bank Limited to provide debt financing for construction of the project. Refer to Note 7 — Contract Receivable. The Construction Facility provided for non-recourse funding up to AUD 791 million, or $558.1 million, based on exchange rates as of December 31, 2018. Construction draws were funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility is through September 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. The Company intends to refinance the Construction Facility prior to September 2019. The prison was completed and achieved commercial acceptance in November 2017. Upon completion of the prison and in accordance with the terms of the Construction Facility and prison contract, the State made a lump sum payment of AUD 310 million, or $218.7 million, based on exchange rates as of December 31, 2018, which was used to pay down a portion of the outstanding principal balance. The remaining outstanding principal balance once refinanced, will be repaid over the term of the operating agreement. As of December 31, 2018, $318.1 million was outstanding under the Construction Facility. The Company also entered into interest rate swap and interest rate cap agreements related to its non-recourse debt in connection with the project. Refer to Note 8 — Derivative Financial Instruments.

Debt Repayment

Debt repayment schedules under Capital Lease Obligations, Long-Term Debt, Non-Recourse Debt and the Senior Credit Facility are as follows:

Fiscal Year	Capital Leases	Long-Term Debt	Non- Recourse Debt	Revolver	Term Loans	Total Annual Repayment
	(In thousands)
2019	$1,934	$527	$325,344	$—	$8,000	$335,805
2020	1,934	272	7,665	—	8,000	17,871
2021	1,936	183	8,065	490,843	8,000	509,027
2022	1,233	250,178	—	—	8,000	259,411
2023	—	300,185	—	—	8,000	308,185
Thereafter	—	601,124	—	—	746,000	1,347,124

	7,037	1,152,469	341,074	490,843	786,000	2,777,423
Interest imputed on Capital Leases	(979)	—	—	—	—	(979)
Original issue discount	—	—	(164)	—	(2,878)	(3,042)
Current portion	(1,488)	(527)	(325,344)	—	(8,000)	(335,359)

Non-current portion	$4,570	$1,151,942	$15,566	$490,843	$775,122	$2,438,043

Guarantees

The Company has entered into certain guarantees in connection with the performance of a facility in Australia (Refer to Note 7 — Contract Receivable). The obligations amounted to approximately AUD 100 million, or $70.6 million, based on exchange rates as of December 31, 2018. These guarantees are secured by outstanding letters of credit under the Company’s Revolver as of December 31, 2018.

At December 31, 2018, the Company also had eight letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $11.5 million.

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

In addition to the above, the Company had also agreed to provide a loan, if required, of up to 20 million South African Rand, or $1.4 million based on exchange rates as of December 31, 2018, referred to as the shareholder’s standby facility, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the shareholder’s standby facility. The Company’s obligations under the shareholder’s standby facility expire upon the earlier of full funding or SACS’s release from its obligations under the common terms agreement. SACS’ obligations in terms of the common terms agreements expired in February 2019 with the final payment of the facility management fees when the Company’s obligations under the shareholder’s standby facility expired.

The Company had also guaranteed certain obligations of SACS to the security trustee for SACS’ lenders. The Company secured its guarantee to the security trustee by ceding its rights to claims against SACS in respect of any loans or other finance agreements, and by pledging the Company’s shares in SACS. The Company’s liability under the guarantee is limited to the cession and pledge of shares. The guarantee expired in February 2019 when all SACS obligations in terms of the finance agreements were settled.

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

In connection with the creation of GEOAmey, the Company and its joint venture partner guarantee the availability of working capital in equal proportion to ensure that GEOAmey can comply with current and future contractual commitments related to the performance of its operations. The Company and the 50% joint venture partner have each extended a £12 million line of credit of which £1.3 million, or $1.7 million based on exchange rates as of December 31, 2017, was outstanding as of December 31, 2017. The Company’s maximum exposure relative to the joint venture was its note receivable of $1.7 million and future financial support necessary to guarantee performance under the contract. In October 2018, the note receivable to each joint venture partner were paid off in full.

Except as discussed above, the Company does not have any off balance sheet arrangements.

14.	Benefit Plans

The Company’s employees participate in an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code that covers substantially all U.S. based salaried employees. Employees may contribute a percentage of eligible compensation to the plan, subject to certain limits under the Internal Revenue Code. For the years ended December 31, 2018, 2017 and 2016, the Company provided matching contributions of $5.9 million, $4.9 million and $4.4 million, respectively.

The Company has two non-contributory defined benefit pension plans covering certain of the Company’s executives. Retirement benefits are based on years of service, employees’ average compensation for the last five years prior to retirement and social security benefits. Currently, the plans are not funded. The Company purchased and is the beneficiary of life insurance policies for certain participants enrolled in the plans. There were no significant transactions between the employer or related parties and the plans during 2018, 2017 or 2016.

As of December 31, 2018, the Company had a non-qualified deferred compensation agreement with its Chief Executive Officer (“CEO”). The agreement provides for a lump sum payment upon retirement, no sooner than age 55. As of December 31, 2018, the CEO had reached age 55 and was eligible to receive the payment upon retirement. If the Company’s CEO had retired as of December 31, 2018, the Company would have had to pay him $8.3 million. The long-term portion of the pension liability related to the defined benefit plans and the deferred compensation agreement with the CEO as of December 31, 2018 and 2017 was $32.1 million and $33.9 million, respectively, and is included in Other Non-Current liabilities in the accompanying consolidated balance sheets.

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

	December 31, 2018	December 31, 2017
Accumulated Benefit Obligation, End of Year	$25,777	$25,457
Change in Projected Benefit Obligation
Projected Benefit Obligation, Beginning of Year	$32,820	$28,624
Service Cost	1,200	1,001
Interest Cost	1,242	1,228
Actuarial (Gain) Loss	(2,166)	2,474
Benefits Paid	(622)	(507)

Projected Benefit Obligation, End of Year	$32,474	$32,820

Change in Plan Assets
Plan Assets at Fair Value, Beginning of Year	$—	$—
Company Contributions	622	507
Benefits Paid	(622)	(507)

Plan Assets at Fair Value, End of Year	$—	$—

Unfunded Status of the Plan	$(32,474)	$(32,820)

Amounts Recognized in Accumulated Other Comprehensive Income
Net Loss	5,047	7,745

Total Pension Cost	$5,047	$7,745

	2018	2017
Components of Net Periodic Benefit Cost
Service Cost	$1,200	$1,001
Interest Cost	1,242	1,228
Amortization of:
Net Loss	532	291

Net Periodic Pension Cost	$2,974	$2,520

Weighted Average Assumptions for Expense
Discount Rate	4.50%	3.80%
Expected Return on Plan Assets	N/A	N/A
Rate of Compensation Increase	4.40%	4.40%

The amount included in accumulated other comprehensive income as of December 31, 2018 that has not yet been recognized as a component of net periodic benefit cost is $5.0 million. The amount included in other accumulated comprehensive income as of December 31, 2018 that is expected to be recognized as a component of net periodic benefit cost in fiscal year 2019 is $0.2 million.

The benefit payments reflected in the table below represent the Company’s obligations to employees that are eligible for retirement or have already retired and are receiving deferred compensation benefits:

Fiscal Year	Pension Benefits
(In thousands)
2019	$9,105
2020	882
2021	874
2022	865
2023	856
Thereafter	19,892

$32,474

The Company also maintains The GEO Group Inc. Deferred Compensation Plan (“Deferred Compensation Plan”), a non-qualified deferred compensation plan for employees who are ineligible to participate in its qualified 401(k) plan. Eligible employees may defer a fixed percentage of their salary and the Company matches employee contributions up to a certain amount based on the employee’s years of service. Payments will be made at retirement age of 65, at termination of employment or earlier depending on the employees’ elections. The Company established a rabbi trust; the purpose of which is to segregate the assets of the Deferred Compensation Plan from the Company’s cash balances. The funds in the rabbi trust are included in Restricted Cash and Investments in the accompanying Consolidated Balance Sheets. These funds are not available to the Company for any purpose other than to fund the Deferred Compensation Plan; however, these funds may be available to the Company’s creditors in the event the Company becomes insolvent. The rabbi trust had a balance of approximately $20.9 million at December 31, 2018. All employee and employer contributions relative to the Deferred Compensation Plan are made directly to the rabbi trust. The Company recognized expense related to its contributions of $0.1 million for each of the years ended December 31, 2018, 2017 and 2016. The total liability for this plan at December 31, 2018 and 2017 was approximately $21.2 million and $21.4 million, respectively, and is included in Other Non-Current Liabilities in the accompanying Consolidated Balance Sheets. The current portion of the liability was $1.7 million and $1.4 million as of December 31, 2018 and 2017, respectively.

15.	Business Segments and Geographic Information

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the U.S. Corrections & Detention segment; the International Services segment; the GEO Care segment; and Facility Construction & Design segment. The Company has identified these four reportable segments to reflect the current view that the Company operates four distinct business lines, each of which constitutes a material part of its overall business. The U.S. Corrections & Detention segment primarily encompasses U.S.-based corrections and detention business. The International Services segment primarily consists of corrections and detention operations in South Africa, Australia and the United Kingdom. The Company’s community-based services, youth services and BI are operating segments aggregated under the GEO Care reporting segment. The GEO Care segment, which conducts its services in the United States, represents services provided to adult offenders and juveniles for non-residential treatment, educational and community based programs, pre-release and half-way house programs, compliance technologies, monitoring services and evidence-based supervision and treatment programs for community-based parolees, probationers, and pretrial defendants. The Facility Construction & Design segment primarily contracts with various state, local and federal agencies for the design and construction of facilities for which the Company has management contracts. Generally, the assets and revenues from the Facility Construction & Design segment are offset by a similar amount of liabilities and expenses. Segment disclosures below (in thousands) reflect the results of continuing operations. All transactions between segments are eliminated.

Fiscal Year	2018	2017	2016
Revenues:
U.S. Corrections & Detention	$1,492,973	$1,438,044	$1,375,277
GEO Care	580,313	514,166	394,449
International Services	253,874	195,806	157,363
Facility Construction and Design [1] [2]	4,226	115,404	252,401

Total revenues	$2,331,386	$2,263,420	$2,179,490

Capital Expenditures:
U.S. Corrections & Detention	$163,208	$117,186	$40,764
GEO Care	30,136	24,263	35,001
International Services	2,322	6,957	5,800

Total capital expenditures	$195,666	$148,406	$81,565

Depreciation and amortization:
U.S. Corrections & Detention	$76,801	$75,276	$74,154
GEO Care	47,546	47,103	38,687
International Services	2,087	1,918	2,075

Total depreciation and amortization	$126,434	$124,297	$114,916

Operating Income:
U.S. Corrections & Detention	$297,453	$302,488	$296,078
GEO Care	138,911	123,525	111,780
International Services	12,816	14,235	5,809
Facility Construction & Design [1] [2]	—	(1,620)	626

Operating income from segments	$449,180	$438,628	$414,293

General and Administrative Expenses	(184,515)	(190,343)	(148,709)

Total operating income	$264,665	$248,285	$265,584

[1]	The Company began the design and construction of a new prison located in Ravenhall, a locality near Melbourne, Australia in 2014. The facility was completed in November 2017. There were no capital expenditures or depreciation or amortization associated with this segment in 2018, 2017 or 2016. Refer to Note 7 — Contract Receivable.
[2]

During 2018, the Company had facility construction & design revenues related to an expansion project at its Fulham Correctional Centre in Australia which is expected to be completed in the third quarter of 2020. There is no margin associated with the expansion.

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates, in each case, during the years ended December 31, 2018, 2017 and 2016, respectively.

Fiscal Year Ended	2018	2017	2016
	(In thousands)
Operating income from segments	$449,180	$438,628	$414,293
Unallocated amounts:
General and administrative expense	(184,515)	(190,343)	(148,709)
Net interest expense	(115,348)	(96,348)	(100,222)
Loss on extinguishment of debt	—	—	(15,885)

Income before income taxes and equity in earnings of affiliates	$149,317	$151,937	$149,477

	2018	2017	2016
	(In thousands)
Segment assets:
U.S. Corrections & Detention	$2,580,067	$2,385,069	$2,390,705
GEO Care	1,063,484	1,121,792	711,795
International Services	84,911	40,056	64,417
Facility Construction & Design	383,713	499,406	446,434

Total segment assets	$4,112,175	$4,046,323	$3,613,351

Asset Reconciliation

The following is a reconciliation of the Company’s reportable segment assets to the Company’s total assets as of December 31, 2018 and 2017, respectively.

	2018	2017
	(In thousands)
Reportable segment assets	$4,112,175	$4,046,323
Cash	31,255	81,377
Deferred income tax assets	29,924	26,277
Restricted cash and investments, current and non-current	74,109	72,931

Total assets	$4,247,463	$4,226,908

Geographic Information

During each of the years ended December 31, 2018, 2017 and 2016, the Company’s international operations were conducted through (i) the Company’s wholly owned Australian subsidiary, The GEO Group Australia Pty. Ltd., through which the Company has management contracts for four correctional facilities, (ii) the Company’s wholly owned subsidiaries, GEO Ravenhall Finance Holdings Pty. Ltd. and GEO Ravenhall Holdings Pty. Ltd.

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

Fiscal Year	2018	2017	2016
	(In thousands)
Revenues:
U.S. operations	$2,073,286	$1,952,210	$1,770,273
Australia operations	231,164	285,702	388,361
South African operations	19,806	18,251	13,658
United Kingdom operations	7,130	7,257	7,198

Total revenues	$2,331,386	$2,263,420	$2,179,490

Property and Equipment, net:
U.S. operations	$2,145,197	$2,061,711	$1,887,043
Australia operations	13,006	16,281	10,053
South African operations	88	131	145
United Kingdom operations	319	—	—

Total Property and Equipment, net	$2,158,610	$2,078,123	$1,897,241

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

Fiscal Year	2018	2017	2016
	(In thousands)
Revenues:
Corrections & Detention	$1,746,847	$1,633,850	$1,532,640
GEO Care	580,313	514,166	394,449
Facility Construction and Design	4,226	115,404	252,401

Total revenues	$2,331,386	$2,263,420	$2,179,490

Equity in Earnings of Affiliates

Equity in earnings of affiliates for 2018, 2017 and 2016 includes the operating results of the Company’s joint ventures in SACS and GEOAmey. These joint ventures are accounted for under the equity method and the Company’s investments in SACS and GEOAmey are presented as a component of other non-current assets in the accompanying Consolidated Balance Sheets.

The Company has recorded $7.4 million, $10.8 million and $4.3 million in earnings, net of tax impact, for SACS operations during the years ended December 31, 2018, 2017 and 2016, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying Consolidated Statements of Operations. During 2017, SACS was successful in obtaining a favorable tax judgment which resulted in an increase in earnings net of taxes of $5.5 million As of December 31, 2018 and 2017, the Company’s investment in SACS was $13.4 million and $18.1 million, respectively. The investment is included in other non-current assets in the accompanying Consolidated Balance Sheets. The Company received dividend distributions of $11.8 million and $6.1 million, in 2018 and 2017, respectively from this unconsolidated joint venture.

The Company has recorded $2.2 million, $1.2 million and $2.6 million in earnings, net of tax impact, for GEOAmey’s operations during the years ended December 31, 2018, 2017 and 2016, respectively, which are included in equity in earnings of affiliates, net of income tax provision, in the accompanying Consolidated Statements of Operations. As of December 31, 2018 and 2017, the Company’s investment in GEOAmey was $4.8 million and $2.7 million, respectively, and represents its share of cumulative reported earnings (losses).

Business Concentration

Except for the major customer noted in the following table, no other single customer made up greater than 10% of the Company’s consolidated revenues for the following fiscal years:

Customer	2018	2017	2016
Various agencies of the U.S Federal Government:	50%	48%	48%

The concentrations above relate entirely to the Company’s U.S. Corrections & Detention segment.

Credit risk related to accounts receivable is reflective of the related revenues.

16.	Income Taxes

The United States and foreign components of income before income taxes and equity in earnings in affiliates are as follows:

	2018	2017	2016
	(In thousands)
Income before income taxes and equity in earnings in affiliates
United States	$131,261	$130,205	$139,937
Foreign	18,056	21,732	9,540

Income before income taxes and equity in earnings in affiliates	$149,317	$151,937	$149,477

The provision for income taxes consists of the following components:

	2018	2017	2016
	(In thousands)
Federal income taxes:
Current	$9,340	$13,928	$5,801
Deferred	(2,195)	(3,803)	(3,541)

	7,145	10,125	2,260

State income taxes:
Current	3,050	3,337	2,764
Deferred	(1,889)	(2,269)	(1,792)

	1,161	1,068	972

Foreign income taxes:
Current	497	(11,545)	5,302
Deferred	5,314	18,310	(630)

	5,811	6,765	4,672

Total U.S. and foreign provision for income taxes	$14,117	$17,958	$7,904

The U.S. Tax Cuts and Jobs Act (Tax Act) enacted on December 22, 2017 introduced significant changes to U.S. income tax law. Effective 2018, the Tax Act reduced the U.S. statutory corporate tax rate from 35% to 21%.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has made reasonable estimates of the effects and recorded provisional amounts in its financial statements for the year ended December 31, 2017. As the Company collected and prepared necessary data, and interpreted any additional guidance issued by the U.S. Treasury Department, the IRS or other standard-setting bodies, it made adjustments over the course of the year to the provisional amounts, including refinements to deferred taxes. The accounting for the tax effects of the enactment of the Tax Act has been completed as of December 31, 2018.

Due to the change in the statutory tax rate from the Tax Act, the Company remeasured its deferred taxes as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized. The net tax expense (benefit) recognized related to the Tax Act was $(0.3) million and $9.6 million for 2018 and 2017, respectively.

A reconciliation of the statutory U.S. federal tax rate of 21% and the effective income tax rate is as follows:

	2018	2017	2016
	(In thousands)
Provisions using statutory federal income tax rate	$31,340	$53,175	$52,317
State income taxes (benefit), net of federal tax benefit	1,915	(776)	1,161
REIT Benefit	(19,992)	(43,554)	(41,479)
Change in valuation allowance	(1,245)	2,055	243
Federal tax credits	(1,904)	(2,016)	(2,038)
Tax Cut and Jobs Act Impact	(301)	9,584	—
Other, net	4,304	(510)	(2,300)

Total provision for income taxes	$14,117	$17,958	$7,904

The Company’s effective tax rate differs from the U.S. statutory rate of 21% primarily due to a zero tax rate on earnings generated by the Company’s REIT operations. State income taxes (benefit), net of federal tax benefits of $1.9 million, $(0.8) million and $1.2 million for 2018, 2017 and 2016, respectively, is presented exclusive of the related change in valuation allowance of state income tax deferred items. Net of the related change in valuation allowances the state income taxes, net of federal tax benefits is $1.3 million, $1.5 million and $1.2 million for 2018, 2017 and 2016, respectively.

The following table presents the breakdown between non-current net deferred tax assets as of December 31, 2018 and 2017:

	2018	2017
	(In thousands)
Deferred tax assets — non current	$29,924	$26,277
Deferred tax liabilities — non current	(13,681)	(8,757)

Total net deferred tax assets	$16,243	$17,520

The significant components of the Company’s deferred tax assets and liabilities consisted of the following as of December 31, 2018 and 2017:

	2018	2017
	(In thousands)
Deferred tax assets:
Net operating losses	$35,924	$45,041
Accrued liabilities	23,719	25,384
Deferred compensation	12,031	11,675
Accrued compensation	6,881	6,854
Deferred revenue	8,458	2,780
Tax credits	6,850	6,629
Equity awards	4,419	4,076
Other, net	—	959
Valuation allowance	(21,333)	(22,577)

Total deferred tax assets	$76,949	$80,821

Deferred tax liabilities:
Intangible assets	$(26,543)	$(30,084)
Capitalized transaction costs	(16,643)	(17,955)
Depreciation	(17,400)	(15,262)
Other, net	(120)	—

Total deferred tax liabilities	$(60,706)	$(63,301)

Total net deferred tax assets	$16,243	$17,520

Deferred income taxes should be reduced by a valuation allowance if it is not more likely than not that some portion or all of the deferred tax assets will be realized. On a periodic basis, management evaluates and determines the amount of the valuation allowance required and adjusts such valuation allowance accordingly. At year end 2018 and 2017, the Company has a valuation allowance of $21.3 million and $22.6 million, respectively related to deferred tax assets for foreign net operating losses, state net operating losses and state tax credits. The valuation allowance decreased by $1.3 million during the year ended December 31, 2018.

The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries. At December 31, 2018, there were no accumulated undistributed earnings of non-U.S. subsidiaries that were permanently invested outside the United States.

As of the year ended December 31, 2018, the Company had $43.1 million of Federal net operating loss carryforwards which begin to expire in 2032 and $171.7 million of combined net operating loss carryforwards in various states which began to expire in 2018. The Federal net operating losses are at the Company’s REIT which is not subject to tax. The Company has recorded a partial valuation allowance against the deferred tax assets related to the state operating losses.

Also as of the year ended December 31, 2018, the Company had $78.6 million of foreign operating losses which carry forward indefinitely and $6.5 million of state tax credits which begin to expire in 2019. The Company has recorded a partial valuation allowance against the deferred tax assets related to the foreign operating losses and state tax credits.

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. The exercise of non-qualified stock options and vesting of restricted stock awards which have been granted under the Company’s equity award plans give rise to compensation income which is includable in the taxable income of the applicable employees and the majority of which is deductible by the Company for federal and state income tax purposes. In the case of non-qualified stock options, the compensation income results from increases in the fair market value of the Company’s common stock subsequent to the date of grant. At year end 2018, the deferred tax asset net of a valuation allowance related to unexercised stock options and restricted stock grants for which the Company has recorded a book expense was $4.4 million.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2018	2017	2016
	(In thousands)
Balance at Beginning of Period	$4,461	$1,640	$1,571
Additions based on tax positions related to the current year	—	—	1,290
Additions for tax positions of prior years	298	—	341
Additions from current year acquisitions	—	4,121	—
Reductions for tax positions of prior years	—	(1,290)	—
Reductions as a result of a lapse of applicable statutes of limitations	(175)	(10)	(1,562)

Balance at End of Period	$4,584	$4,461	$1,640

All amounts in the reconciliation are reported on a gross basis and do not reflect a federal tax benefit on state income taxes. The Company has accrued $4.4 million of accrued uncertain tax benefits as of December 31, 2018 which is inclusive of the federal tax benefit on state income taxes. The Company believes that it is reasonably possible that a decrease may be necessary in the unrecognized tax benefits within twelve months of the reporting date of approximately $0.1 million, related to state tax exposures, due to a lapse of the statute of limitation. The accrued uncertain tax balance at December 31, 2018 includes $4.4 million of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate.

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

During the years ended December 31, 2018 and 2017, the Company did not recognize any interest and penalties. There was $0.1 million in interest and penalties recognized during the year ended December 31, 2016. The Company had accrued $0.1 million for the payment of interest and penalties at December 31, 2016. The Company classifies interest and penalties as interest expense and other expense, respectively.

17.	Commitments and Contingencies

Operating Leases

The Company leases facilities, office space, computers and transportation equipment under non-cancelable operating leases expiring between 2019 and 2096. The future minimum commitments under these leases are as follows:

Fiscal Year	Annual Rental
(In thousands)
2019	$49,000
2020	34,000
2021	19,000
2022	15,000
2023	12,000
Thereafter	49,000

$178,000

The Company leases its corporate offices, which are both located in Boca Raton, Florida. One of the leases expires in March 2019 and has two 5-year renewal options, which if exercised would result in a maximum term ending in March 2029. The other lease expires in December 2028 and has two 5-year renewal options which if exercised will result in a maximum term ending in December 2038. The Company elected not to renew the first lease expiring in March 2019 as the Company purchased land in Boca Raton, Florida to construct a new corporate office building which is expected to be completed in the first quarter of 2019. In addition, the Company leases office space for its regional offices in Charlotte, North Carolina; San Antonio, Texas; and Los Angeles, California. The Company is also currently leasing office space in Pittsburgh, Pennsylvania, Philadelphia, Pennsylvania, Boulder, Colorado and Aurora, Illinois. The Company also leases office space in Sydney, and Melbourne Australia and in Sandton, South Africa through its overseas affiliates to support its Australian and South African operations, respectively. These rental commitments are included in the table above. Certain of these leases contain leasehold improvement incentives, rent holidays, and scheduled rent increases which are included in the Company’s rent expense recognized on a straight-line basis.

Minimum rent expense associated with the Company’s leases having initial or remaining non-cancelable lease terms in excess of one year was $49.9 million, $45.4 million and $38.2 million for fiscal years 2018, 2017 and 2016, respectively.

Collective Bargaining Agreements

The Company had approximately 32% of its workforce covered by collective bargaining agreements at December 31, 2018. Collective bargaining agreements with 9% of employees are set to expire in less than one year.

Employment Agreements

On December 4, 2018, GEO entered into a Senior Officer Employment Agreement with Mr. Joe Negron to serve as Senior Vice President, General Counsel and Secretary of the Company. The term of the agreement will be for an initial period of two years, and terminating two years thereafter. The term will be automatically extended by one day every day such that it has a continuous “rolling” two-year term until the age of 67 years, unless otherwise terminated pursuant to the agreement. The agreement calls for an annual base salary of $0.4 million.

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

Contract Awards/Terminations

We were successful in a solicitation by the Delaware County Board of Prisons Inspectors for the continued management of the 1,931-bed George W. Hill Correctional Facility located in Delaware County Pennsylvania effective January 1, 2019. The contract has a base term through December 31, 2023 with two additional two year period renewal options.

On December 3, 2018, the Company announced that it had signed a five-year contract extension in Australia with the State of New South Wales, Corrective Services for the continued management and expansion of the Junee Correctional Centre (the “Centre”). The Centre is currently undergoing a 489-bed expansion project which will bring its total capacity to 1,279 beds during 2019. The five-year agreement will be effective from April 1, 2019 through March, 31, 2024.

On June 26, 2018, we announced that we had signed a contract with the Idaho Department of Corrections for the housing, management and supervision of approximately 670 medium-custody inmates at the company-owned Eagle Pass Detention Facility in Eagle Pass, Texas and the company-owned Karnes Correctional Center in Karnes City, Texas. The contract has a term of two years effective October 1, 2018.

On March 29, 2018, we announced that our transportation joint venture in the United Kingdom, GEO Amey, had signed a contract with Scottish Prison Service for the provision of court custody and prisoner escort services in Scotland. The contract has a base term of eight years effective January 26, 2019 with a renewal option of four years.

With respect to the Parklea Centre in Australia, we were unfortunately unsuccessful during the current competitive rebid process and will transition the management contract in March of 2019. Upon transition, due to the requirements under the labor and employment laws in Australia, we will incur approximately $3 million in certain transition costs related to employee compensation and benefits. These costs have been reserved for as of December 31, 2018.

Effective in April 2018, our contract for the management of the 1,576-bed Allen Correctional Facility in Kinder, Louisiana, terminated. Due to state budgetary reductions, GEO elected to terminate the contract.

Commitments

The Company currently has contractual commitments for a number of projects using existing Company financing facilities. The Company’s management estimates that these existing capital projects will cost approximately $255.3 million, of which $210.8 million was spent through 2018. The Company estimates the remaining capital requirements related to these capital projects to be approximately $44.5 million. These projects are expected to be completed through 2020.

In addition to these current estimated capital requirements, the Company is currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that the Company wins bids for these projects and decides to self-finance their construction, its capital requirements could materially increase.

Litigation, Claims and Assessments

As previously reported and described in our prior periodic reports, including most recently in our Form 10-Q for the quarter ended June 30, 2018, on February 8, 2017, former civil immigration detainees at the Aurora Immigration Detention Center filed a class action lawsuit on October 22, 2014, against the Company in the United States District Court for the District of Colorado (the “Court”). The complaint alleges that the Company was in violation of the Colorado Minimum Wages of Workers Act and the federal Trafficking Victims Protection Act (“TVPA”). The plaintiff class claims that the Company was unjustly enriched because of the level of payment the detainees received for work performed at the facility, even though the voluntary work program as well as the wage rates and standards associated with the program that are at issue in the case are authorized by the Federal government under guidelines approved by the United States Congress. On July 6, 2015, the Court found that detainees were not employees under the Colorado Minimum Wage Order and dismissed this claim. In February 2017, the Court granted the plaintiff-class’ motion for class certification. The plaintiff class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the Court may deem proper. In the time since the Colorado suit was initially filed, three similar lawsuits have been filed — two in Washington and one in California. In Washington, one of the two lawsuits was filed on September 9, 2017 by immigration detainees against the Company in the U.S. District Court for the Western District of Washington. The second was filed on September 20, 2017 by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. In California, a class-action lawsuit was filed on December 19, 2017 by immigration detainees against the Company in the U.S. District Court Eastern Division of the Central District of California. All three lawsuits allege violations of the respective state’s minimum wage laws. However, the California lawsuit, like the Colorado suit, also includes claims based that the Company violated the TVPA and California’s equivalent state statute. The Company intends to take all necessary steps to vigorously defend itself and has consistently refuted the allegations and claims in these lawsuits. The Company has not recorded an accrual relating to these matters at this time, as a loss is not considered probable nor reasonably estimable at this stage of the lawsuit.

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

18.	Selected Quarterly Financial Data (Unaudited)

The Company’s selected quarterly financial data is as follows (in thousands, except per share data attributable to GEO):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Revenues	$564,917	$583,509	$583,530	$599,430
Operating income	64,450	66,951	69,780	63,484
Net Income	34,920	37,325	39,229	33,353
Net Income Attributable to The GEO Group, Inc.	34,987	37,421	39,289	33,392
Basic earnings per share:
Net income per share	$0.29	$0.31	$0.33	$0.28
Diluted earnings per share:
Net income per share **	$0.29	$0.31	$0.33	$0.28

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Revenues	$550,614	$577,070	$566,759	$568,977
Operating income	64,372	54,553	62,902	66,458
Net Income *	40,366	30,942	38,453	36,263
Net Income Attributable to The GEO Group, Inc.	40,403	30,992	38,489	36,357
Basic earnings per share:
Net income per share *	$0.36	$0.25	$0.31	$0.30
Diluted earnings per share:
Net income per share *	$0.35	$0.25	$0.31	$0.30

*

Second quarter 2017 net income includes nonrecurring merger and acquisition costs related to the Company’s acquisition of CEC. The acquisition also led to an increase in revenue for Second Quarter through Fourth Quarter 2017. Refer to Note 2 — Business Combinations.

**	Earnings per share table contains slight summation differences due to rounding.

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

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

(in thousands)

	For the Year Ended December 31, 2018
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$827,473	$1,905,243	$268,723	$(670,053)	$2,331,386
Operating expenses	664,354	1,539,343	222,128	(670,053)	1,755,772
Depreciation and amortization	27,036	95,504	3,894	—	126,434
General and administrative expenses	64,852	98,601	21,062	—	184,515

Operating income	71,231	171,795	21,639	—	264,665
Interest income	14,702	5,494	35,501	(20,942)	34,755
Interest expense	(81,456)	(56,194)	(33,395)	20,942	(150,103)
Income before income taxes and equity in earnings of affiliates	4,477	121,095	23,745	—	149,317
Provision for income taxes	972	7,424	5,721	—	14,117
Equity in earnings of affiliates, net of income tax provision	—	—	9,627	—	9,627

Income from operations before equity in income of consolidated subsidiaries	3,505	113,671	27,651	—	144,827
Income from consolidated subsidiaries, net of income tax provision	141,322	—	—	(141,322)	—

Net income	144,827	113,671	27,651	(141,322)	144,827
Loss attributable to noncontrolling interests	—	—	262	—	262

Net income attributable to The GEO Group, Inc.	$144,827	$113,671	$27,913	$(141,322)	$145,089

Net income	$144,827	$113,671	$27,651	$(141,322)	$144,827
Other comprehensive income (loss), net of tax	—	1,785	(972)	—	813

Total comprehensive income	$144,827	$115,456	$26,679	$(141,322)	$145,640
Comprehensive loss attributable to noncontrolling interests	—	—	277	—	277

Comprehensive income attributable to The GEO Group, Inc.	$144,827	$115,456	$26,956	$(141,322)	$145,917

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Year Ended December 31, 2017
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$711,013	$1,810,262	$321,612	$(579,467)	$2,263,420
Operating expenses	568,061	1,441,884	270,017	(579,467)	1,700,495
Depreciation and amortization	24,580	96,051	3,666	—	124,297
General and administrative expenses	59,194	104,373	26,776	—	190,343

Operating income	59,178	167,954	21,153	—	248,285
Interest income	16,200	4,294	52,069	(20,887)	51,676
Interest expense	(69,969)	(55,080)	(43,862)	20,887	(148,024)

Income before income taxes and equity in earnings of affiliates	5,409	117,168	29,360	—	151,937
Provision for income taxes	1,103	9,608	7,247	—	17,958
Equity in earnings of affiliates, net of income tax benefit	—	—	12,045	—	12,045

Income from operations before equity in income of consolidated subsidiaries	4,306	107,560	34,158	—	146,024
Income from consolidated subsidiaries, net of income tax provision	141,718	—	—	(141,718)	—

Net income	146,024	107,560	34,158	(141,718)	146,024
Loss attributable to noncontrolling interests	$—	$—	$217	$—	$217

Net income attributable to The GEO Group, Inc.	$146,024	$107,560	$34,375	$(141,718)	$146,241

Net income	$146,024	$107,560	$34,158	$(141,718)	$146,024
Other comprehensive income (loss), net of tax	—	(1,420)	7,793	—	6,373

Total comprehensive income	$146,024	$106,140	$41,951	$(141,718)	$152,397
Comprehensive loss attributable to noncontrolling interests	—	—	211	—	211

Comprehensive income attributable to The GEO Group, Inc.	$146,024	$106,140	$42,162	$(141,718)	$152,608

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Year ended December 31, 2016
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$697,292	$1,626,690	$420,019	$(564,511)	$2,179,490
Operating expenses	560,694	1,283,447	370,651	(564,511)	1,650,281
Depreciation and amortization	25,224	85,852	3,840	—	114,916
General and administrative expenses	47,354	72,831	28,524	—	148,709

Operating income	64,020	184,560	17,004	—	265,584
Interest income	20,409	1,842	28,944	(22,699)	28,496
Interest expense	(65,018)	(55,295)	(31,104)	22,699	(128,718)
Loss on early extinguishment of debt	(15,885)	—	—	—	(15,885)

Income before income taxes and equity in earnings of affiliates	3,526	131,107	14,844	—	149,477
Provision for income taxes	1,124	2,108	4,672	—	7,904
Equity in earnings of affiliates, net of income tax provision	—	—	6,925	—	6,925

Income from operations before equity in income of consolidated subsidiaries	2,402	128,999	17,097	—	148,498
Income from consolidated subsidiaries, net of income tax provision	146,096	—	—	(146,096)	—

Net income	148,498	128,999	17,097	(146,096)	148,498
Loss attributable to noncontrolling interests	$—	$—	$217	$—	$217

Net income attributable to The GEO Group, Inc.	$148,498	$128,999	$17,314	$(146,096)	$148,715

Net income	$148,498	$128,999	$17,097	$(146,096)	$148,498
Other comprehensive income (loss), net of tax	—	(704)	2,302	—	1,598

Total comprehensive income	$148,498	$128,295	$19,399	$(146,096)	$150,096
Comprehensive loss attributable to noncontrolling interests	—	—	198	—	198

Comprehensive income attributable to The GEO Group, Inc.	$148,498	$128,295	$19,597	$(146,096)	$150,294

CONDENSED CONSOLIDATING BALANCE SHEET

(in thousands)

	As of December 31, 2018
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$4,468	$7,873	$18,914	$—	$31,255
Restricted cash and investments	2,854	—	48,824	—	51,678
Accounts receivable, less allowance for doubtful accounts	190,594	221,957	44,377	(11,402)	445,526
Contract receivable, current portion	—	—	15,535	—	15,535
Prepaid expenses and other current assets	2,011	39,827	7,114	(1,839)	47,113

Total current assets	199,927	269,657	134,764	(13,241)	591,107

Restricted Cash and Investments	—	21,009	1,422	—	22,431
Property and Equipment, Net	845,291	1,227,223	86,096	—	2,158,610
Contract Receivable	—	—	368,178	—	368,178
Assets Held for Sale	705	1,929	—	—	2,634
Intercompany Receivable	990,365	150,710	22,407	(1,163,482)	—
Deferred Income Tax Assets	798	27,928	1,198	—	29,924
Goodwill	—	775,955	404	—	776,359
Intangible Assets, Net	—	231,787	573	—	232,360
Investment in Subsidiaries	1,503,841	458,229	2,190	(1,964,260)	—
Other Non-Current Assets	9,541	115,695	19,334	(78,710)	65,860

Total Assets	$3,550,468	$3,280,122	$636,566	$(3,219,693)	$4,247,463

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$13,566	$72,128	$7,338	$—	$93,032
Accrued payroll and related taxes	—	56,543	19,466	—	76,009
Accrued expenses and other current liabilities	23,565	157,576	25,615	(13,241)	193,515
Current portion of capital lease obligations, long-term debt and non-recourse debt	8,000	2,017	322,010	—	332,027

Total current liabilities	45,131	288,264	374,429	(13,241)	694,583

Deferred Income Tax Liabilities	—	—	13,681	—	13,681
Intercompany Payable	142,055	989,856	31,571	(1,163,482)	—
Other Non-Current Liabilities	1,395	152,815	6,981	(78,710)	82,481
Capital Lease Obligations	—	4,570	—	—	4,570
Long-Term Debt	2,321,384	—	75,843	—	2,397,227
Non-Recourse Debt	—	—	15,017	—	15,017
Commitments & Contingencies
Shareholders’ Equity:
Total shareholders’ equity attributable to The GEO Group, Inc.	1,040,503	1,844,617	119,643	(1,964,260)	1,040,503
Noncontrolling Interests	—	—	(599)	—	(599)

Total Shareholders’ Equity	1,040,503	1,844,617	119,044	(1,964,260)	1,039,904

Total Liabilities and Shareholders’ Equity	$3,550,468	$3,280,122	$636,566	$(3,219,693)	$4,247,463

CONDENSED CONSOLIDATING BALANCE SHEET

(in thousands)

	As of December 31, 2017
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$54,666	$—	$26,711	$—	$81,377
Restricted cash and investments	—	—	44,932	—	44,932
Accounts receivable, less allowance for doubtful accounts	130,354	225,029	34,533	—	389,916
Contract receivable, current portion	—	—	18,142	—	18,142
Prepaid expenses and other current assets	2,589	24,163	18,590	—	45,342

Total current assets	187,609	249,192	142,908	—	579,709

Restricted Cash and Investments	—	25,715	2,284	—	27,999
Property and Equipment, Net	777,404	1,209,816	90,903	—	2,078,123
Contract Receivable	—	—	404,309	—	404,309
Assets Held for Sale	—	3,915	—	—	3,915
Intercompany Receivable	1,130,189	88,534	28,218	(1,246,941)	—
Deferred Income Tax Assets	863	23,913	1,501	—	26,277
Goodwill	—	778,504	447	—	778,951
Intangible Assets, Net	—	254,531	808	—	255,339
Investment in Subsidiaries	1,336,665	456,076	2,190	(1,794,931)	—
Other Non-Current Assets	11,141	115,330	25,210	(79,395)	72,286

Total Assets	$3,443,871	$3,205,526	$698,778	$(3,121,267)	$4,226,908

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$20,643	$65,475	$6,469	$—	$92,587
Accrued payroll and related taxes	—	51,780	19,952	—	71,732
Accrued expenses and other current liabilities	40,344	115,636	20,344	—	176,324
Current portion of capital lease obligations, long-term debt and non-recourse debt	8,000	1,870	19,050	—	28,920

Total current liabilities	68,987	234,761	65,815	—	369,563

Deferred Income Tax Liabilities	—	—	8,757	—	8,757
Intercompany Payable	79,984	1,129,590	37,367	(1,246,941)	—
Other Non-Current Liabilities	4,674	157,200	14,223	(79,395)	96,702
Capital Lease Obligations	—	6,059	—	—	6,059
Long-Term Debt	2,090,985	—	90,559	—	2,181,544
Non-Recourse Debt	—	—	365,364	—	365,364
Commitments & Contingencies
Shareholders’ Equity:
Total shareholders’ equity attributable to The GEO Group, Inc.	1,199,241	1,677,916	117,015	(1,794,931)	1,199,241
Noncontrolling Interests	—	—	(322)	—	(322)

Total Shareholders’ Equity	1,199,241	1,677,916	116,693	(1,794,931)	1,198,919

Total Liabilities and Shareholders’ Equity	$3,443,871	$3,205,526	$698,778	$(3,121,267)	$4,226,908

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31, 2018
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$156,754	$86,974	$30,747	$274,475

Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	—	268	1,809	2,077
Insurance proceeds — damaged property	—	1,438	—	1,438
Proceeds from sale of assets held for sale	—	3,797	—	3,797
Change in restricted investments	—	(129)	—	(129)
Capital expenditures	(104,034)	(89,310)	(2,322)	(195,666)

Net cash used in investing activities	(104,034)	(83,936)	(513)	(188,483)

Cash Flow from Financing Activities:
Payments on long-term debt	(276,000)	—	(6,358)	(282,358)
Proceeds from long-term debt	502,998	—	—	502,998
Payments on non-recourse debt	—	—	(18,544)	(18,544)
Taxes paid related to net share settlements of equity awards	(3,820)	—	—	(3,820)
Payment for repurchases of common stock	(95,175)	—	—	(95,175)
Debt issuance costs	(990)	—	—	(990)
Proceeds from stock options exercised	1,887	—	—	1,887
Dividends paid	(229,498)	—	—	(229,498)
Proceeds from issuance of common stock in connection with ESPP	534	—	—	534

Net cash used in financing activities	(100,064)	—	(24,902)	(124,966)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	—	—	(10,099)	(10,099)

Net (Decrease) Increase in Cash. Cash Equivalents and Restricted Cash and Cash Equivalents	(47,344)	3,038	(4,767)	(49,073)
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	54,666	4,952	73,927	133,545

Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$7,322	$7,990	$69,160	$84,472

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31, 2017
	The GEO Group Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$118,018	$91,174	$171,850	$381,042

Cash Flow from Investing Activities:
Acquisition of CEC, cash consideration, net of cash acquired	(353,556)	—	—	(353,556)
Proceeds from sale of property and equipment	3,436	—	24	3,460
Insurance proceeds — damaged property	2,754	—	—	2,754
Change in restricted cash and investments	—	(4,507)	—	(4,507)
Capital expenditures	(53,030)	(86,336)	(9,040)	(148,406)

Net cash used in investing activities	(400,396)	(90,843)	(9,016)	(500,255)

Cash Flow from Financing Activities:
Payments on long-term debt	(1,140,788)	—	—	(1,140,788)
Proceeds from long-term debt	1,389,084	—	—	1,389,084
Payments on non-recourse debt	—	—	(307,414)	(307,414)
Proceeds from non-recourse debt	—	—	181,658	181,658
Taxes paid related to net share settlements of equity awards	(4,142)	—	—	(4,142)
Debt issuance costs	(8,701)	—	(841)	(9,542)
Proceeds from stock options exercised	6,962	—	—	6,962
Dividends paid	(227,463)	—	—	(227,463)
Proceeds from issuance of common stock in connection with ESPP	497		—	497
Proceeds from issuance of common stock in connection with public offering	275,867	—	—	275,867

Net cash provided by (used in) financing activities	291,316	—	(126,597)	164,719

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	—	—	(2,318)	(2,318)

Net Increase in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	8,938	331	33,919	43,188
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	45,728	4,621	40,008	90,357

Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$54,666	$4,952	$73,927	$133,545

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31, 2016
	The GEO Group Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by (used in) operating activities	154,125	66,009	(248,162)	(28,028)

Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	2,030	—	—	2,030
Insurance proceeds — damaged property	—	—	4,733	4,733
Change in restricted cash and investments	—	(2,892)	—	(2,892)
Capital expenditures	(14,040)	(61,811)	(5,714)	(81,565)

Net cash used in investing activities	(12,010)	(64,703)	(981)	(77,694)

Cash Flow from Financing Activities:
Proceeds from long-term debt	1,012,945	—	—	1,012,945
Payments on long-term debt	(934,006)		—	(934,006)
Payments on non-recourse debt	—	—	(10,064)	(10,064)
Proceeds from non-recourse debt	—	—	266,835	266,835
Income tax benefit of equity compensation	(844)	—	(782)	(1,626)
Taxes paid related to net share settlements of equity awards	(2,336)	—	—	(2,336)
Debt issuance costs	(16,980)	—	(4,135)	(21,115)
Proceeds from stock options exercised	2,367	—	980	3,347
Dividends paid	(194,748)	—	—	(194,748)
Proceeds from issuance of common stock in connection with ESPP	—	—	436	436

Net cash provided by (used in) financing activities	(133,602)	—	253,270	119,668

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	1,119	1,119

Net Increase in Cash and Cash Equivalents	8,513	1,306	5,246	15,065
Cash and Cash Equivalents, beginning of period	37,215	3,315	34,762	75,292

Cash and Cash Equivalents, end of period	$45,728	$4,621	$40,008	$90,357

20.	Subsequent Events

Dividend

On February 4, 2019, the Board of Directors declared a quarterly cash dividend of $0.48 per share of common stock, which was paid on February 22, 2019 to shareholders of record as of the close of business on February 15, 2019.

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

Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

See “Item 8. — Financial Statements and Supplementary Data — Management’s Annual Report on Internal Control Over Financial Reporting” for management’s report on the effectiveness of our internal control over financial reporting as of December 31, 2018.

(b) Attestation Report of the Registered Public Accounting Firm

See “Item 8. — Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm” for the report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting as of December 31, 2018.

(c) Changes in Internal Control over Financial Reporting

Our management is responsible for reporting any changes in our internal control over financial reporting (as such terms are defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented certain internal controls to ensure we adequately evaluated our lease contracts and properly assessed the impact of the new accounting standard related to lease accounting on our financial statements, including relevant disclosures, to facilitate this adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting during the quarter ended December 31, 2018 due to the adoption of this standard on January 1, 2019.

Item 9B.	Other Information

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

We have adopted a code of business conduct and ethics applicable to all of our directors, officers, employees, agents and representatives, including our consultants. The code strives to deter wrongdoing and promote honest and ethical conduct, the avoidance of conflicts of interest, full, fair, accurate, timely and transparent disclosure, compliance with the applicable government and self-regulatory organization laws, rules and regulations, prompt internal reporting of violations of the code, and accountability for compliance with the code. In addition, we have adopted a code of ethics for the CEO, our senior financial officers and all other employees. The codes can be found on our website at http://www.geogroup.com by clicking on the link “About Us” on our homepage and then clicking on the link “Corporate Governance.” In addition, the codes are available in print to any shareholder who request them by contacting our Vice President of Corporate Relations at 561-999-7306. In the event that we amend or waive any of the provisions of the code of business conduct and ethics and the code of ethics for the CEO, our senior financial officers and employees that relate to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on our Investor Relations website. The other information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2019 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the year covered by this report.

ITEM 11.	Executive Compensation

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2019 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2019 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2019 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2019 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements.

The consolidated financial statements of GEO are filed under Item 8 of Part II of this report.

(2) Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts — Page 173

Schedule III — Real Estate and Accumulated Depreciation — Page 174

All other schedules specified in the accounting regulations of the Securities and Exchange Commission have been omitted because they are either inapplicable or not required.

(3) Exhibits Required by Item 601 of Regulation S-K. The following exhibits are filed as part of this Annual Report:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s report on Form 8-K, filed on June 30, 2014).

3.2	Articles of Merger, effective as of June 27, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 8-K, filed on June 30, 2014).

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of The GEO Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s report on Form 8-K, filed on April 26, 2017).

3.4	Second Amended and Restated Bylaws of The GEO Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s report on Form 8-K, filed on April 17, 2017).

3.5	Amendment to Second Amended and Restated Bylaws Adopted on July 6, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s report on Form 8-K filed on July 11, 2018).

3.6	Amendment to Second Amended and Restated Bylaws Adopted on September 10, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s report on Form 8-K filed on September 13, 2018).

3.7	Amendment to Second Amended and Restated Bylaws Adopted on November 29, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s report on Form 8-K filed on November 30, 2018).

4.1	Indenture, dated as of March 19, 2013, by and among the Company, the Guarantors party thereto, and Wells Fargo Bank, National Association as Trustee relating to the 5.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on March 25, 2013).

4.2	Form of 5.125% Senior Note due 2023 (included in Exhibit 4.3).

4.3	Indenture, dated as of October 3, 2013, by and among the Company, the Guarantors party thereto, and Wells Fargo Bank, National Association as Trustee relating to the 5 7/8% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on October 9, 2013).

4.4	Form of 5 7/8% Senior Note due 2022 (included in Exhibit 4.5).

4.5	Supplemental Indenture dated as of June 27, 2014, to Indenture dated as of March 19, 2013, with respect to the Predecessor Registrant’s 5.125% Senior Notes, between the Company and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s report on Form 8-K, filed on June 30, 2014).

4.6	Supplemental Indenture dated as of June 27, 2014, to Indenture dated as of October 3, 2013, with respect to the Predecessor Registrant’s 5 7/8% Senior Notes, between the Company and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.5 to the Company’s report on Form 8-K, filed on June 30, 2014).

4.7	Indenture, dated as of September 25, 2014, by and between GEO and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on October 1, 2014).

4.8	First Supplemental Indenture, dated as of September 25, 2014, by and among GEO, certain subsidiary guarantors and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s report on Form 8-K, filed on October 1, 2014).

4.9	Form of 5.875% Senior Note due 2024 (included in Exhibit 4.11).

4.10	Second Supplemental Indenture, dated as of April 18, 2016, by and among The GEO Group, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on April 18, 2016).

4.11	Form of 6.00% Senior Notes due 2026 (included in Exhibit 4.13).

4.12	Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-3, filed on October 20, 2017).

4.13	Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-3, filed on October 20, 2017).

10.1	Form of Indemnification Agreement between the Company and its Officers and Directors (incorporated herein by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1, filed on May 24, 1994)† (P)

10.2	Office Lease, dated September 12, 2002, by and between the Company and Canpro Investments Ltd. (incorporated herein by reference to Exhibit 10.22 to the Company’s report on Form 10-K, filed on March 20, 2003)

10.3	The GEO Group, Inc. Senior Management Performance Award Plan, as Amended and Restated†*

10.4	Amended and Restated Senior Officer Employment Agreement, effective December 31, 2008, by and between The GEO Group, Inc. and John J. Bulfin (incorporated by reference to Exhibit 10.4 to the Company’s report on Form 8-K January 7, 2009)†

10.5	Amended and Restated The GEO Group, Inc. Senior Officer Retirement Plan, effective December 31, 2008 (incorporated by reference to Exhibit 10.8 to the Company’s report on Form 8-K January 7, 2009)†

10.6	Senior Officer Employment Agreement, dated August 3, 2009, by and between the Company and Brian Evans (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q, filed on August 3, 2009)†

10.7	Senior Officer Employment Agreement, dated February 1, 2016, by and between the Company and J. David Donahue †*

10.8	First Amendment to Senior Officer Employment Agreement, effective March 1, 2011, by and between the Company and Brian R. Evans (incorporated by reference to Exhibit 10.28 to the Company’s report on Form 10-K, filed on March 2, 2011)†

10.9	First Amendment to Amended and Restated Senior Officer Employment Agreement, effective March 1, 2011, by and between the Company and John J. Bulfin (incorporated by reference to Exhibit 10.30 to the Company’s report on Form 10-K, filed on March 2, 2011)†

10.10	Amended and Restated The GEO Group, Inc. Executive Retirement Plan (effective January 1, 2008) (incorporated by reference to Exhibit 10.36 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.11	Amendment to The GEO Group, Inc. Executive Retirement Plan (incorporated by reference to Exhibit 10.37 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.12	The GEO Group, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.38 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.13	Amendment to The GEO Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.39 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.14	Amendment to The GEO Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.40 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.15	The GEO Group, Inc. 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-8, filed on May 4, 2012 (File No. 333-181175))†

10.16	Third Amended and Restated Executive Employment Agreement, dated August 22, 2012, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.42 to the Company’s report on Form 8-K, filed on August 28, 2012)†

10.17	Amended and Restated Executive Retirement Agreement, dated August 22, 2012, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.43 to the Company’s report on Form 8-K, filed on August 28, 2012)†

10.18	First Amendment to Third Amended and Restated Executive Employment Agreement, dated April 29, 2013, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on April 30, 2013) †.

10.19	Second Amendment to Third Amended and Restated Executive Employment Agreement, dated May 29, 2013, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on June 4, 2013) †.

10.20	The GEO Group, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on May 5, 2014). †

10.21	Letter of Offer, dated August 18, 2016, between The GEO Group, Inc. and HSBC Bank Australia Limited (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on August 24, 2016).

10.22	Third Amended and Restated Credit Agreement, dated as of March 23, 2017, among The GEO Group, Inc., GEO Corrections Holdings, Inc., as the Borrowers, the Australian Borrowers party thereto, the Lenders party thereto and BNP Paribas, as administrative agent. (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on March 29, 2017. Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)

10.23	Consultant Agreement, dated November 13, 2017, by and between the Company and Thomas Wierdsma (incorporated by reference to Exhibit 10.36 to the Company’s report on Form 10-K filed on February 26, 2018).

10.24	The GEO Group, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on April 30, 2018).

10.25	Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of April 30, 2018, by and among The GEO Group, Inc., GEO Corrections Holdings, Inc., BNP Paribas, as administrative agent for the lenders, the refinancing lenders party thereto and each other lender party thereto (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on May 4, 2018).

10.26	Consultant Agreement, effective January 1, 2019, by and between the Company and John Bulfin (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on December 12, 2018).

21.1	Subsidiaries of the Company*

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
†	Management contract or compensatory plan, contract or agreement as defined in Item 402 (a)(3) of Regulation S-K.
(P)	Paper filing

Item16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GEO GROUP, INC.

/s/ BRIAN R. EVANS
Brian R. Evans
Senior Vice President and Chief Financial Officer

Date: February 25, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George C. Zoley George C. Zoley	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 25, 2019

/s/ Brian R. Evans Brian R. Evans	Senior Vice President and Chief Financial Officer (principal financial officer)	February 25, 2019

/s/ Ronald A. Brack Ronald A. Brack	Executive Vice President, Chief Accounting Officer and Controller (principal accounting officer)	February 25, 2019

/s/ Scott M. Kernan Scott M. Kernan	Director	February 25, 2019

/s/ Julie M. Wood Julie M. Wood	Director	February 25, 2019

/s/ Anne N. Foreman Anne N. Foreman	Director	February 25, 2019

/s/ Richard H. Glanton Richard H. Glanton	Director	February 25, 2019

/s/ Christopher C. Wheeler Christopher C. Wheeler	Director	February 25, 2019

/s/ Guido M. Van Hauwermeiren Guido M. Van Hauwermeiren	Director	February 25, 2019

THE GEO GROUP, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2018, 2017 and 2016

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions, Actual Charge-Offs	Balance at End of Period
	(In thousands)
YEAR ENDED DECEMBER 31, 2018:
Allowance for doubtful accounts	$4,574	$823	$—	$(1,214)	$4,183
YEAR ENDED DECEMBER 31, 2017:
Allowance for doubtful accounts	$3,664	$2,456	$—	$(1,546)	$4,574
YEAR ENDED DECEMBER 31, 2016:
Allowance for doubtful accounts	$3,088	$2,682	$—	$(2,106)	$3,664

THE GEO GROUP, INC.

SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2018

(dollars in thousands)

			Original			Gross Cost at December 31, 2018
Property Name (1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Corrections and Detention—Owned and Leased

Broward Transition Center	Detention Facility	Deerfield Beach, FL	$4,085	$15,441	$18,696	$4,096	$34,053	$—	$73	$38,222	$8,864	1998, 2004, 2010/2011, 2013/2014	$29,358

D. Ray James Correctional Facility	Correctional Facility	Folkston, GA	$1,229	$55,961	$13,648	$1,720	$68,875	$243	$—	$70,838	$13,828	1998/1999, 2008/2009, 2011/2012	$57,010

Folkston ICE Processing Center	Detention Facility	Folkston, GA	$291	$30,399	$7,541	$291	$37,865	$—	$75	$38,231	$6,235	2005, 2008, 2013, 2017	$31,996

LaSalle Detention Facility	Detention Facility	Jena, LA	$856	$51,623	$6,394	$1,127	$57,232	$514	$—	$58,873	$15,204	1998, 2008, 2010/2011, 2017	$43,669

Alexandria Transfer Center (3)	Detention Facility	Alexandria, LA	$—	$17,283	$45	$—	$17,328	$—	$—	$17,328	$1,537	2014	$—

Moshannon Valley Correctional Center	Correctional Facility	Philipsburg, PA	$1,107	$65,160	$8,733	$1,713	$73,200	$87	$—	$75,000	$14,530	2005/2006, 2013	$60,470

North Lake Correctional Facility	Correctional Facility	Baldwin, MI	$66	$36,727	$57,667	$66	$88,132	$—	$6,262	$94,460	$13,668	1998/1999, 2002, 2011, CIP	$80,792

Queens Detention Facility	Detention Facility	Jamaica, NY	$2,237	$19,847	$1,953	$2,237	$21,800	$—	$—	$24,037	$9,700	1971, 1996/1997, 2004	$—

Riverbend Correctional Facility (3)	Correctional Facility	Milledgeville, GA	$—	$72,932	$414	$25	$73,321	$—	$—	$73,346	$13,941	2011	$59,405

Rivers Correctional Institution	Correctional Facility	Winton, NC	$875	$60,328	$5,505	$1,235	$65,324	$149	$—	$66,708	$23,242	2000/2001, 2017	$43,466

Robert A. Deyton Detention Facility	Detention Facility	Lovejoy, GA	$—	$8,163	$10,376	$15	$18,524	$—	$—	$18,539	$9,879	1984-1986, 2008/2009	$—

			Original			Gross Cost at December 31, 2018
Property Name (1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Big Spring Correctional Center (3)	Correctional Facility	Big Spring, TX	$480	$82,180	$31,589	$2,235	$111,969	$—	$45	$114,249	$28,573	1940, 1960, 1982, 1991, 1994, 1996, 2001, 2009-2012, 2016, 2018	$—

Great Plains Correctional Facility	Correctional Facility	Hinton, OK	$463	$76,580	$15,232	$2,220	$89,921	$—	$134	$92,275	$17,132	1990-1992, 1995, 2008, 2011, 2013, 2015, 2018	$75,143

Joe Corley Detention Facility	Detention Facility	Conroe, TX	$470	$64,813	$7,391	$598	$72,052	$—	$24	$72,674	$9,385	2008, 2017, 2018	$63,289

Karnes Correctional Center	Correctional Facility	Karnes City, TX	$937	$24,825	$2,148	$912	$26,822	$176	$—	$27,910	$7,813	1995	$20,097

Karnes County Residential Center	Detention Facility	Karnes City, TX	$—	$29,052	$30,122	$47	$59,127	$—	$—	$59,174	$6,782	2011/2012, 2014, 2015	$—

Lawton Correctional Facility	Correctional Facility	Lawton, OK	$1,012	$96,637	$13,078	$1,073	$107,084	$—	$2,570	$110,727	$25,974	1998/1999, 2005/2006, 2015	$84,753

Rio Grande Detention Center	Detention Facility	Laredo, TX	$8,365	$81,178	$1,410	$6,266	$82,536	$2,099	$52	$90,953	$17,434	2007, 2008	$73,519

South Texas Detention Complex	Detention Facility	Pearsall, TX	$437	$31,405	$6,088	$437	$37,493	$—	$—	$37,930	$10,537	2004/2005, 2012	$—

Val Verde Correctional Facility	Correctional Facility	Del Rio, TX	$21	$56,009	$1,396	$16	$57,405	$5	$—	$57,426	$16,575	2000/2001, 2005, 2007	$40,851

Adelanto Detention Facility	Detention Facility	Adelanto, CA	$8,005	$113,255	$43,057	$10,278	$153,989	$—	$50	$164,317	$19,985	1990/1991, 2011, 2012, 2015	$144,332

Aurora/ICE Processing Center	Detention Facility	Aurora, CO	$4,590	$15,200	$75,170	$4,278	$89,372	$1,310	$—	$94,960	$17,708	1987, 1993, 1998, 2009, 2010, 2011, 2017	$77,252

Central Valley MCCF	Correctional Facility	Mc Farland, CA	$1,055	$28,133	$2,879	$906	$30,950	$211	$—	$32,067	$9,105	1997, 2009/2010	$22,962

Desert View MCCF	Correctional Facility	Adelanto, CA	$1,245	$27,943	$4,472	$1,245	$32,415	$—	$—	$33,660	$10,445	1997, 2010, 2013	$23,215

			Original			Gross Cost at December 31, 2018
Property Name (1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Golden State MCCF	Correctional Facility	Mc Farland, CA	$1,264	$27,924	$2,535	$1,072	$30,398	$253	$—	$31,723	$8,783	1997, 2010	$22,940

Guadalupe County Correctional Facility	Correctional Facility	Santa Rosa, NM	$181	$29,732	$1,073	$27	$30,712	$154	$93	$30,986	$11,999	1998/1999, 2008	$18,987

Hudson Correctional Facility	Correctional Facility	Hudson, CO	$11,140	$—	$4,599	$7,372	$4,447	$3,920	$—	$15,739	$5,343	2009, 2011	$—

Lea County Correctional Facility (3)	Correctional Facility	Hobbs, NM	$347	$67,933	$2,514	$—	$70,401	$347	$46	$70,794	$18,798	1997/1998, 2017	$—

McFarland CCF	Correctional Facility	Mc Farland, CA	$914	$9,019	$8,996	$2,036	$16,710	$183	$—	$18,929	$5,411	1988, 2011, 2014	$—

Mesa Verde CCF	Correctional Facility	Bakersfield, CA	$2,237	$13,714	$15,277	$2,237	$25,813	$2,881	$297	$31,228	$4,699	1989, 2011, 2015	$—

Northwest Detention Center	Detention Facility	Tacoma, WA	$3,916	$39,000	$50,599	$6,546	$86,969	$—	$—	$93,515	$21,287	2003/2004, 2009, 2010, 2012	$—

Western Region Detention Facility	Detention Facility	San Diego, CA	$—	$28,071	$1,324	$—	$29,395	$—	$—	$29,395	$29,353	1959-1961, 2000	$—

Brooks County Detention Center	Detention Facility	Falfurrias, TX	$410	$18,940	$670	$414	$19,517	$—	$89	$20,020	$2,004	2001, 2011	$—

East Hidalgo Detention Center	Detention Facility	LaVilla, TX	$460	$28,010	$3,922	$523	$28,616	$—	$3,253	$32,392	$2,599	2001, 2002, 2004, 2005, 2007, 2011, CIP	$—

Perry County Correctional Center	Correctional Facility	Uniontown, AL	$400	$12,880	$393	$400	$13,273	$—	$—	$13,673	$1,362	2006	$—

Pine Prairie Correctional Center	Correctional Facility	Pine Prairie, LA	$260	$11,910	$5,661	$713	$16,641	$477	$—	$17,831	$1,809	1999, 2008, 2018	$—

South Louisiana Correctional Center	Correctional Facility	Basile, LA	$290	$13,040	$15,213	$290	$28,253	$—	$—	$28,543	$2,077	1993, 1994, 1996, 1998-1999, 2000- 2001, 2010-2011, 2017	$—

J. B. Evans Correctional Center	Correctional Facility	Newellton, LA	$30	$720	$—	$30	$720	$—	$—	$750	$194	1994, 1996	$—

Coastal Bend Detention Center	Detention Facility	Robstown, TX	$1,330	$26,820	$946	$1,349	$27,747	$—	$—	$29,096	$2,909	2008, 2009	$—

			Original			Gross Cost at December 31, 2018
Property Name (1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Eagle Pass Correctional Facility	Detention Facility	Maverick, TX	$296	$15,437	$7,183	$299	$22,617	$—	$—	$22,916	$755	2008, 2018	$—

Crossroads Reception Center	Correctional Facility	Indianapolis, IN	$890	$2,065	$—	$890	$2,065	$—	$—	$2,955	$462	1950, 2000	$—

Montgomery ICE Processing Center	Detention Facility	Conroe, TX	$2,012	$109,650	$—	$2,012	$109,650	$—	$—	$111,662	$817	2018	$—

Corrections & Detention—Managed

Central Texas Detention Facility	Detention Facility	San Antonio, TX	$—	$—	$3,999	$—	$3,999	$—	$—	$3,999	$3,835	1962, 1989/1990, 2006, 2010	$—

Lawrenceville Correctional Center	Correctional Facility	Lawrenceville, VA	$—	$—	$881	$—	$881	$—	$—	$881	$875	1996-1998, 2011	$—

Arizona State Prison- Florence West	Correctional Facility	Florence, AZ	$320	$9,317	$1,225	$320	$10,515	$—	$27	$10,862	$8,424	1997	$—

Arizona State Prison —Phoenix West	Correctional Facility	Phoenix, AZ	$—	$7,919	$482	$—	$8,401	$—	$—	$8,401	$6,473	1979-1984, 1995/1996, 2002	$—

Central Arizona Correctional Facility	Correctional Facility	Florence, AZ	$—	$396	$2,000	$—	$2,396	$—	$—	$2,396	$1,991	2006	$—

Arizona State Prison —Kingman	Correctional Facility	Kingman, AZ	$—	$—	$411	$—	$411	$—	$—	$411	$121	2004, 2010	$—

New Castle Correctional Facility	Correctional Facility	New Castle, IN	$—	$—	$23,243	$—	$23,036	$—	$207	$23,243	$9,889	2001, 2012	$—

Heritage Trail Correctional Facility	Correctional Facility	Plainfield, IN	$—	$—	$10	$—	$10	$—	$—	$10	$10	1890, 1900, 1921, 1961	$—

South Bay Correctional Facility	Correctional Facility	South Bay, FL	$—	$—	$2,464	$—	$2,464	$—	$—	$2,464	$2,459	1996/1997, 2001, 2004/2005, 2007, 2012	$—

Reeves County Detention Complex R1/R2	Detention Facility	Pecos, TX	$—	$—	$1,203	$—	$1,203	$—	$—	$1,203	$1,203	1986, 1998, 2001, 2004, 2009/2010	$—

Reeves County Detention Complex R3	Detention Facility	Pecos, TX	$—	$—	$4,238	$—	$4,238	$—	$—	$4,238	$4,235	2003, 2006, 2010	$—

			Original			Gross Cost at December 31, 2018
Property Name (1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Northeast New Mexico Detention Facility	Detention Facility	Clayton, NM	$—	$—	$343	$—	$343	$—	$—	$343	$298	2008	$—

Blackwater River Correctional Facility	Correctional Facility	Milton, FL	$—	$—	$36	$—	$36	$—	$—	$36	$36	2010	$—

Bay Correctional Facility	Correctional Facility	Panama City, FL	$—	$—	$13	$—	$13	$—	$—	$13	$12	1995	$—

Moore Haven Correctional Facility	Correctional Facility	Moore Haven, FL	$—	$—	$49	$—	$49	$—	$—	$49	$46	1995, 1999, 2007	$—

Graceville Correctional Facility	Correctional Facility	Jackson, FL	$—	$—	$542	$—	$542	$—	$—	$542	$347	2007, 2009, 2015	$—

Columbiana County Jail	Correctional Facility	Lisbon, OH	$—	$22	$—	$—	$22	$—	$—	$22	$17	1997	$—

George W. Hill Correctional Facility	Correctional Facility	Glen Mills, PA	$—	$34	$5	$—	$39	$—	$—	$39	$15	1998	$—

Kinney County Detention Center	Detention Facility	Bracketville, TX	$—	$223	$6	$—	$229	$—	$—	$229	$63	2004	$—

Liberty County Jail	Correctional Facility	Liberty, TX	$—	$112	$2	$—	$114	$—	$—	$114	$92	1992	$—
Community Based Services—Owned/Leased

Beaumont Transitional Treatment Center	Community Corrections	Beaumont, TX	$105	$560	$563	$132	$1,096	$—	$—	$1,228	$487	1940-1950, 1967, 1975, 1986, 1997	$—

Bronx Community Re-entry Center	Community Corrections	Bronx, NY	$—	$154	$3,214	$—	$3,368	$—	$—	$3,368	$3,202	1966, 1998, 2009, 2012, 2015	$—

Cordova Center	Community Corrections	Anchorage, AK	$235	$3,225	$4,107	$235	$7,332	$—	$—	$7,567	$2,178	1974-1979, 2001, 2013	$—

Delaney Hall	Community Corrections	Newark, NJ	$3,759	$22,502	$13,362	$3,779	$35,844			$39,623	$10,360	1999/2000, 2008

El Monte Center	Community Corrections	El Monte, CA	$—	$47	$330	$—	$372	$—	$5	$377	$369	1960, 2004, 2012	$—

Grossman Center	Community Corrections	Leavenworth, KS	$—	$24	$41	$—	$65	$—	$—	$65	$56	2002/2003, 2010	$—

			Original			Gross Cost at December 31, 2018
Property Name (1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Las Vegas Community Correctional Center	Community Corrections	Las Vegas, NV	$520	$1,580	$433	$520	$2,013	$—	$—	$2,533	$540	1978, 2004	$—

Leidel Comprehensive Sanction Center	Community Corrections	Houston, TX	$3,210	$710	$564	$3,210	$1,274	$—	$—	$4,484	$480	1930, 1960, 2005/2006, 2012	$—

Marvin Gardens Center	Community Corrections	Los Angeles, CA	$—	$50	$2,551	$241	$2,339	$—	$21	$2,601	$397	1962/1965, 1990, 2017	$—

McCabe Center	Community Corrections	Austin, TX	$350	$510	$529	$350	$1,039	$—	$—	$1,389	$658	1962, 2012	$—

Mid Valley House	Community Corrections	Edinburg, TX	$694	$3,608	$221	$700	$3,823	$—	$—	$4,523	$446	1985, 2001, 2014	$—

Midtown Center	Community Corrections	Anchorage, AK	$130	$220	$153	$130	$373	$—	$—	$503	$159	Early 1950s, 1972, 1998	$—

Northstar Center	Community Corrections	Fairbanks, AK	$—	$12	$257	$—	$269	$—	$—	$269	$266	1970/1975, 1995	$—

Oakland Center	Community Corrections	Oakland, CA	$970	$250	$96	$970	$346	$—	$—	$1,316	$154	1904-1911, 2000s	$—

Parkview Center	Community Corrections	Anchorage, AK	$160	$1,480	$307	$160	$1,787	$—	$—	$1,947	$809	1971, 1976	$—

Reality House	Community Corrections	Brownsville, TX	$487	$2,771	$218	$494	$2,982	$—	$—	$3,476	$518	1983, 2011	$—

Southeast Texas Transitional Center	Community Corrections	Houston, TX	$910	$3,210	$3,347	$1,052	$6,383	$—	$32	$7,467	$1,172	1960, 1967, 1970, 1984, 1997/1998, 2008, 2012, 2018	$—

Salt Lake City Center	Community Corrections	Salt Lake City, UT	$751	$1,505	$132	$751	$1,637	$—	$—	$2,388	$249	1970, 1977, 2004	$—

Seaside Center	Community Corrections	Nome, AK	$67	$732	$3,938	$67	$4,670	$—	$—	$4,737	$348	1999, 2015/2016	$—

Taylor Street Center	Community Corrections	San Francisco, CA	$3,230	$900	$3,135	$3,230	$4,035	$—	$—	$7,265	$1,224	1907, 2010/2011	$—

Tundra Center	Community Corrections	Bethel, AK	$20	$1,190	$1,361	$79	$2,492	$—	$—	$2,571	$1,366	1960/1970	$—

Alabama Therapeutic Education	Community Corrections	Columbiana, AL	$760	$17,118	$384	$760	$17,502	$—	$—	$18,262	$807	1962, 2008	$—

Casper Reentry Center	Community Corrections	Casper, WY	$600	$6,046	$404	$657	$6,280	$—	$113	$7,050	$441	1984, 1994, 2004/2005, 2007	$—

			Original			Gross Cost at December 31, 2018
Property Name (1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Toler House	Community Corrections	Newark, NJ	$—	$88	$—	$—	$88	$—	$—	$88	$21	1929, 2004	$—

Logan Hall	Community Corrections	Newark, NJ	$—	$6,888	$16	$—	$6,904	$—	$—	$6,904	$1,618	1929, 2004	$—

Long Beach Community Reentry Center	Community Corrections	Long Beach, CA	$—	$513	$29	$—	$542	$—	$—	$542	$293	1997	$—

Arapahoe County Residential Center	Community Corrections	Littleton, CO	$2,100	$2,485	$25	$2,100	$2,510	$—	$—	$4,610	$227	2006	$—

Cheyenne Mountain Reentry Center	Community Corrections	Colarado Springs, CO	$270	$18,853	$458	$270	$18,941	$—	$370	$19,581	$923	2005	$—

Community Alternatives of El Paso County	Community Corrections	Colorado Springs, CO	$560	$1,553	$68	$510	$1,621	$50	$—	$2,181	$147	1991, 1998, 2000	$—

Correctional Alternative Placement Services	Community Corrections	Craig, CO	$126	$289	$13	$126	$294	$—	$8	$428	$55	1919-1924, 1990	$—

Tooley Hall	Community Corrections	Denver, CO	$315	$502	$193	$315	$695	$—	$—	$1,010	$182	1986, 1998	$—

Williams Street Center	Community Corrections	Denver, CO	$1,000	$518	$102	$1,000	$620	$—	$—	$1,620	$74	1890	$—

Albert “Bo” Robinson Assessment & Treatment Center	Community Corrections	Trenton, NJ	$380	$16,578	$122	$380	$16,700	$—	$—	$17,080	$1,049	1963, 1997, 2009	$—

Talbot Hall	Community Corrections	Kearney, NJ	$—	$2,854	$174	$—	$2,958	$—	$70	$3,028	$1,031	1919, 1998	$—

The Harbor	Community Corrections	Newark, NJ	$—	$93	$12	$—	$105	$—	$—	$105	$27	1929, 1999, 2008	$—

Tully House	Community Corrections	Newark, NJ	$1,150	$5,313	$—	$1,150	$5,313	$—	$—	$6,463	$362	1929, 1999	$—

ADAPPT	Community Corrections	Reading, PA	$110	$2,460	$88	$110	$2,532	$—	$16	$2,658	$231	1909, 1919, 1929, 1986, 1989	$—

Alle Kiski Pavilion	Community Corrections	Arnold, PA	$30	$1,345	$69	$30	$1,346	$—	$68	$1,444	$125	1901, 1990	$—

Broad Street	Community Corrections	Philadelphia, PA	$—	$83	$3	$—	$86	$—	$—	$86	$48	1910, 2011	$—

			Original			Gross Cost at December 31, 2018
Property Name (1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Chester County	Community Corrections	Chester, PA	$—	$54	$30	$—	$80	$—	$4	$84	$54	1923, 1996, 2003	$—

Coleman Hall	Community Corrections	Philadelphia, PA	$182	$8,943	$882	$182	$8,975	$—	$850	$10,007	$609	1919, 2001	$—

Hoffman Hall	Community Corrections	Philadelphia, PA	$208	$10,103	$180	$214	$10,277	$—	$—	$10,491	$663	2008	$—

Roth Hall	Community Corrections	Philadelphia, PA	$—	$44	$10	$—	$54	$—	$—	$54	$26	1999	$—

Walker Hall	Community Corrections	Philadelphia, PA	$—	$55	$—	$—	$55	$—	$—	$55	$36	2002	$—

Community Alternatives of The Black Hills	Community Corrections	Rapid City, SD	$7	$2,719	$—	$7	$2,719	$—	$—	$2,726	$225	1989, 1998, 2007	$—

Youth Services - Owned/Leased

Abraxas Academy	Youth Facility	Morgantown, PA	$4,220	$14,120	$1,541	$4,020	$15,861	$—	$—	$19,881	$3,324	1999/2000	$—

Abraxas I	Youth Facility	Marienville, PA	$990	$7,600	$1,619	$1,028	$9,156	$—	$25	$10,209	$2,650	1930s, 1960, 1982, 1985-1987, 1989-1999, 2003	$—

Abraxas Ohio	Youth Facility	Shelby, OH	$1,160	$2,900	$1,105	$1,197	$3,965	$—	$3	$5,165	$1,209	1900, 1935, 1965, 1992	$—

Abraxas Youth Center	Youth Facility	South Mountain, PA	$—	$36	$407	$—	$443	$—	$—	$443	$412	1938, 1948, 2001	$—

DuPage Interventions	Youth Facility	Hinsdale, IL	$2,110	$1,190	$283	$2,110	$1,473	$—	$—	$3,583	$514	1988	$—

Hector Garza Center	Youth Facility	San Antonio, TX	$1,590	$3,540	$1,036	$1,704	$4,462	$—	$—	$6,166	$1,234	1986/1987, 2006	$—

Leadership Development Program	Youth Facility	South Mountain, PA	$—	$25	$679	$—	$704	$—	$—	$704	$532	1920, 1938, 2000, 2005	$—

Southern Peaks Regional Treatment Center	Youth Facility	Canon City, CO	$2,850	$11,350	$809	$3,057	$11,952	$—	$—	$15,009	$2,910	2003-2004	$—

Southwood Interventions	Youth Facility	Chicago, IL	$870	$6,310	$1,245	$898	$7,527	$—	$—	$8,425	$2,499	1925, 1950, 1975, 2008	$—

Woodridge Interventions	Youth Facility	Woodridge, IL	$5,160	$4,330	$898	$5,304	$5,084	$—	$—	$10,388	$1,590	1982/1986	$—

			Original			Gross Cost at December 31, 2018
Property Name (1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Electronic & Location Monitoring Centers—Managed

El Centro DRC	Day Reporting Center	El Centro, CA	$—	$11	$—	$—	$11	$—	$—	$11	$11	1976	$—

Ventura DRC	Day Reporting Center	Ventura, CA	$—	$19	$—	$—	$19	$—	$—	$19	$19	1988	$—

CDCR Contra Costa Day Reporting Center	Day Reporting Center	Richmond, CA	$—	$35	$—	$—	$35	$—	$—	$35	$27	1962	$—

Neptune CRC	Day Reporting Center	Neptune City, NJ	$—	$16	$30	$—	$46	$—	$—	$46	$33	2008-2009, 2011- 2012, 2015	$—

Sacramento BOP DRC	Day Reporting Center	Sacramento, CA	$—	$36	$—	$—	$36	$—	$—	$36	$5	1974	$—

Perth Amboy CRC	Day Reporting Center	Perth Amboy, NJ	$—	$19	$44	$—	$63	$—	$—	$63	$55	2006-2008, 2010, 2015	$—

Elizabeth NJ CRC	Day Reporting Center	Elizabeth, NJ	$—	$26	$84	$—	$110	$—	$—	$110	$11	2003, 2006-2007, 2009, 2011, 2015	$—

Atlantic City CRC	Day Reporting Center	Atlantic City, NJ	$—	$10	$18	$—	$28	$—	$—	$28	$22	2004, 2005, 2011	$—

Orange DRC	Day Reporting Center	Santa Ana, CA	$—	$72	$—	$—	$72	$—	$—	$72	$72	2012/2013	$—

Lancaster County PADOC DRC	Day Reporting Center	Lancaster, PA	$—	$73	$1	$—	$74	$—	$—	$74	$73	2014	$—

Lycoming County DRC	Day Reporting Center	Williamsport, PA	$—	$56	$94	$—	$150	$—	$—	$150	$119	2014, 2015	$—

Vineland NJ DRC	Day Reporting Center	Vineland, NJ	$—	$163	$1	$—	$164	$—	$—	$164	$128	2015	$—

Los Angeles CDCR	Day Reporting Center	Pamona, CA	$—	$44	$(20)	$—	$24	$—	$—	$24	$9	2013	$—

Eagle DRC	Day Reporting Center	Eagle, CO	$—	$—	$8	$—	$8	$—	$—	$8	$1	2016	$—

			Original			Gross Cost at December 31, 2018
Property Name (1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Northglenn DRC	Day Reporting Center	Northglenn, CO	$—	$21	$(18)	$—	$3	$—	$—	$3	$1	2011, 2013, 2017	$—

Denver DRC	Day Reporting Center	Denver, CO	$—	$43	$149	$—	$192	$—	$—	$192	$18	2005, 2009, 2010, 2011, 2012, 2013, 2014	$—

Baltimore ISAP	Intensive Supervision Program	Baltimore, MD	$—	$2	$92	$—	$94	$—	$—	$94	$7	2007, 2009, 2018	$—

Philadelphia ISAP	Intensive Supervision Appearance Program	Philadelphia, PA	$—	$378	$(117)	$—	$261	$—	$—	$261	$211	2010, 2014, 2015	$—

Miami ISAP	Intensive Supervision Appearance Program	Miami, FL	$—	$82	$9	$—	$91	$—	$—	$91	$90	2007, 2008, 2010, 2014	$—

Delray Beach ISAP	Intensive Supervision Appearance Program	Delray Beach, FL	$—	$26	$3	$—	$29	$—	$—	$29	$8	2006	$—

Orlando ISAP	Intensive Supervision Appearance Program	Orlando, FL	$—	$18	$—	$—	$18	$—	$—	$18	$18	2007, 2010	$—

Atlanta ISAP	Intensive Supervision Appearance Program	Atlanta, GA	$—	$268	$(54)	$—	$214	$—	$—	$214	$172	2009, 2015	$—

New Orleans ISAP	Intensive Supervision Appearance Program	New Orleans, LA	$—	$54	$—	$—	$54	$—	$—	$54	$45	2009, 2015	$—

Washington DC ISAP	Intensive Supervision Appearance Program	Fairfax, VA	$—	$20	$2	$—	$22	$—	$—	$22	$18	2014, 2015	$—

Charleston, SC ISAP	Intensive Supervision Appearance Program	Charleston, SC	$—	$39	$—	$—	$39	$—	$—	$39	$37	2015	$—

Chicago ISAP	Intensive Supervision Appearance Program	Chicago, IL	$—	$25	$—	$—	$25	$—	$—	$25	$25	2009, 2013	$—

Detroit ISAP	Intensive Supervision Appearance Program	Detroit, MI	$—	$193	$—	$—	$193	$—	$—	$193	$13	1955, 1987	$—

Denver ISAP	Intensive Supervision Appearance Program	Centennial, CO	$—	$173	$(6)	$—	$167	$—	$—	$167	$132	2015	$—

St Louis MO ISAP	Intensive Supervision Appearance Program	St. Louis, MO	$—	$50	$—	$—	$50	$—	$—	$50	$39	2015	$—

Louisville, KY ISAP	Intensive Supervision Appearance Program	Louisville, KY	$—	$17	$—	$—	$17	$—	$—	$17	$3	2015	$—

Indianapolis, IN ISAP	Intensive Supervision Appearance Program	Indianapolis, IN	$—	$35	$—	$—	$35	$—	$—	$35	$23	2016	$—

San Francisco ISAP	Intensive Supervision Appearance Program	San Francisco, CA	$—	$272	$(92)	$—	$180	$—	$—	$180	$144	2004, 2009, 2015	$—

Salt Lake City ISAP	Intensive Supervision Appearance Program	Murray, UT	$—	$7	$17	$—	$24	$—	$—	$24	$21	2009, 2015	$—

			Original			Gross Cost at December 31, 2018
Property Name (1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Seattle ISAP	Intensive Supervision Appearance Program	Tukwila, WA	$—	$40	$15	$—	$55	$—	$—	$55	$53	2009, 2014	$—

Sacramento, CA	Intensive Supervision Appearance Program	Sacracmento, CA	$—	$28	$—	$—	$28	$—	$—	$28	$23	2015	$—

Las Vegas, NV ISAP	Intensive Supervision Appearance Program	Las Vegas, NV	$—	$32	$—	$—	$32	$—	$—	$32	$9	2015	$—

Bronx ISAP	Intensive Supervision Appearance Program	Bronx, NY	$—	$31	$40	$—	$71	$—	$—	$71	$60	2010, 2015	$—

Manhattan ISAP	Intensive Supervision Appearance Program	New York, NY	$—	$10	$10	$—	$20	$—	$—	$20	$18	2010	$—

Queens ISAP	Intensive Supervision Appearance Program	Jamaica, NY	$—	$125	$7	$—	$132	$—	$—	$132	$106	2014, 2015	$—

Boston ISAP	Intensive Supervision Appearance Program	Burlington, MA	$—	$80	$5	$—	$85	$—	$—	$85	$69	2014, 2015	$—

Hartford ISAP	Intensive Supervision Appearance Program	Hartford, CT	$—	$23	$10	$—	$33	$—	$—	$33	$26	2009, 2014, 2015	$—

Newark ISAP	Intensive Supervision Appearance Program	Newark, NJ	$—	$29	$2	$—	$31	$—	$—	$31	$31	2009, 2014	$—

Marlton ISAP	Intensive Supervision Appearance Program	Marlton, NJ	$—	$2	$10	$—	$12	$—	$—	$12	$11	2013, 2015	$—

Richmond, VA ISAP	Intensive Supervision Appearance Program	Richmond, VA	$—	$52	$—	$—	$52	$—	$—	$52	$41	2015	$—

Silver Spring, MD ISAP	Intensive Supervision Appearance Program	Silver Spring, MD	$—	$345	$—	$—	$345	$—	$—	$345	$193	1964/1965, 2007, 2016	$—

Los Angeles ISAP	Intensive Supervision Appearance Program	Los Angeles, CA	$—	$35	$45	$—	$80	$—	$—	$80	$71	2007, 2008, 2014, 2015	$—

San Bernadino ISAP	Intensive Supervision Appearance Program	San Bernadino, CA	$—	$42	$—	$—	$42	$—	$—	$42	$42	2008, 2012, 2013	$—

Dallas ISAP	Intensive Supervision Appearance Program	Dallas, TX	$—	$17	$5	$—	$22	$—	$—	$22	$21	2009	$—

El Paso ISAP	Intensive Supervision Appearance Program	El Paso, TX	$—	$2	$27	$—	$29	$—	$—	$29	$24	2009, 2015	$—

Houston ISAP	Intensive Supervision Appearance Program	Houston, TX	$—	$21	$19	$—	$40	$—	$—	$40	$35	2009	$—

Phoenix ISAP	Intensive Supervision Appearance Program	Phoenix, AZ	$—	$79	$—	$—	$79	$—	$—	$79	$65	2015	$—

			Original			Gross Cost at December 31, 2018
Property Name (1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

San Antonio ISAP	Intensive Supervision Appearance Program	San Antonio, TX	$—	$7	$50	$—	$57	$—	$—	$57	$48	2009, 2014, 2015	$—

Bakersfield ISAP	Intensive Supervision Appearance Program	Bakersfield, CA	$—	$16	$—	$—	$16	$—	$—	$16	$16	2012	$—

Fresno, CA	Intensive Supervision Appearance Program	Fresno, CA	$—	$120	$—	$—	$120	$—	$—	$120	$94	2015	$—

Ventura C-Site	Intensive Supervision Appearance Program	Camarillo, CA	$—	$59	$—	$—	$59	$—	$—	$59	$28	2016	$—

SW Houston, TX ISAP	Intensive Supervision Appearance Program	Houston, TX	$—	$50	$5	$—	$55	$—	$—	$55	$32	2017	$—

International Corrections & Detention—Managed

Arthur Gorrie Correctional Centre	Correctional Facility	Brisbane, Queensland AUS	$—	$—	$158	$—	$158	$—	$—	$158	$124	1992	$—

Fulham Correctional Centre & Fulham Nalu Challenge Community Unit	Correctional Facility	West Sale, Victoria AUS	$—	$—	$1,985	$—	$1,985	$—	$—	$1,985	$799	1997, 2002	$—

Junee Correctional Centre	Correctional Facility	Junee, New South Wales, AUS	$—	$—	$1,034	$—	$1,034	$—	$—	$1,034	$880	1993	$—

Parklea Correctional Centre	Correctional Facility	Parklea, New South Wales, AUS	$—	$—	$946	$—	$946	$—	$—	$946	$942	1987	$—

Dungavel House Immigration Removal Centre	Detention Facility	South Lanarkshire, UK	$—	$—	$83	$—	$83	$—	$—	$83	$83	2013	$—

Kutama-Sinthumule Correctional Centre	Correctional Facility	Louis Trichardt, South Africa	$—	$—	$141	$—	$141	$—	$—	$141	$114	2003-2008	$—

Offices—Owned/Leased

Corporate Headquarters	Office	Boca Raton, FL	$—	$1,072	$6,815	$—	$7,887	$—	$—	$7,887	$7,254	1985, 2003, 2005, 2011-2013	$—

New Corporate Headquarters—CIP	Office	Boca Raton, FL	$10,019	$—	$47,324	$10,019	$—	$—	$47,324	$57,343	$—	CIP	$—

			Original			Gross Cost at December 31, 2018
Property Name (1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties

Central Regional Office	Office	San Antonio, TX	$—	$—	$76	$—	$76	$—	$—	$76	$50	1985, 2003/2004, 2010	$—

Eastern Regional Office	Office	Charlotte, NC	$—	$—	$23	$—	$23	$—	$—	$23	$17	1998, 2013	$—

Western Regional Office	Office	Los Angeles, CA	$—	$22	$134	$—	$156	$—	$—	$156	$107	2002, 2010, 2014	$—

Anderson, IN Call Center	Office	Anderson, IN	$114	$5,260	$—	$114	$5,260	$—	$—	$5,374	$250	2016	$—

Boulder, CO Point II	Office	Boulder CO	$—	$3,032	$—	$—	$3,032	$—	$—	$3,032	$748	1969, 2015, 2017	$—

Protocol	Office	Aurora, IL	$—	$4	$229	$—	$233	$—	$—	$233	$130	2014, 2015	$—

Sydney Office	Office	Sydney, AUS	$—	$—	$9,455	$—	$9,455	$—	$—	$9,455	$835	1980	$—

Miscellaneous Investments

Compton, CA Office Building	Owned Office Property	Compton, CA	$974	$1,546	$—	$974	$1,546	$—	$—	$2,520	$146	1961/1965	$—

Miscellaneous Investments	Various	Various	$18,406	$5,651	$2,746	$1,202	$6,102	$18,383	$1,116	$26,803	$2,688	Various	$—

		Total	$136,382	$1,856,235	$650,448	$125,104	$2,423,197	$31,442	$63,322	$2,643,065	$558,657		$1,073,506

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

The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $1.8 billion at December 31, 2018. Depreciation and amortization are provided on the alternative depreciation system and straight-line methods over the estimated useful lives of the assets. This amount excludes international real estate investments.

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

THE GEO GROUP, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

For the Years Ended December 31, 2018, 2017 and 2016

(dollars in thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	2018	2017	2016
Real Estate:
Balance at the beginning of the year	$2,501,844	$2,255,260	$2,214,057
Additions to/improvements of real estate	153,163	255,527	49,685
Assets sold/written-off	(11,942)	(8,943)	(8,482)

Balance at the end of the year	$2,643,065	$2,501,844	$2,255,260

Accumulated Depreciation
Balance at the beginning of the year	$492,582	$429,814	$371,563
Depreciation expense	70,592	65,723	60,856
Assets sold/written-off	(4,517)	(2,955)	(2,605)

Balance at the end of the year	$558,657	$492,582	$429,814