Form 10-Q
period 2019-03-31
GEO GROUP INC
filed 2019-05-06
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 1-14260

The GEO Group, Inc.

(Exact name of registrant as specified in its charter)

Florida	65-0043078
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4955 Technology Way, Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	GEO	New York Stock Exchange

As of May 3, 2019, the registrant had 121,205,405 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND 2018

(In thousands, except per share data)

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenues	$610,667	$564,917
Operating expenses	456,997	426,709
Depreciation and amortization	32,469	31,926
General and administrative expenses	46,424	41,832

Operating income	74,777	64,450
Interest income	8,396	9,099
Interest expense	(40,280)	(35,869)

Income before income taxes and equity in earnings of affiliates	42,893	37,680
Provision for income taxes	4,840	4,755
Equity in earnings of affiliates, net of income tax provision of $359 and $706, respectively	2,596	1,995

Net income	40,649	34,920
Net loss attributable to noncontrolling interests	56	67

Net income attributable to The GEO Group, Inc.	$40,705	$34,987

Weighted-average common shares outstanding:
Basic	118,774	121,768
Diluted	119,496	122,304
Net income per common share attributable to The GEO Group, Inc.:
Basic:
Net income per common share attributable to The GEO Group, Inc. - basic	$0.34	$0.29

Diluted:
Net income per common share attributable to The GEO Group, Inc. - diluted	$0.34	$0.29

Dividends declared per share	$0.48	$0.47

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND 2018

(In thousands)

	Three Months Ended
	March 31, 2019	March 31, 2018
Net income	$40,649	$34,920
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,736	521
Pension liability adjustment, net of tax provision of $11 and $28, respectively	(648)	105
Change in fair value of derivative instrument classified as cash flow hedge, net of tax provision of $205 and $130, respectively	1,164	736

Total other comprehensive income, net of tax	2,252	1,362

Total comprehensive income	42,901	36,282
Comprehensive loss attributable to noncontrolling interests	56	59

Comprehensive income attributable to The GEO Group, Inc.	$42,957	$36,341

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2019 AND DECEMBER 31, 2018

(In thousands, except share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$67,728	$31,255
Restricted cash and cash equivalents	53,749	51,678
Accounts receivable, less allowance for doubtful accounts of $4,276 and $4,183, respectively	423,596	445,526
Contract receivable, current portion	16,005	15,535
Prepaid expenses and other current assets	43,535	57,768

Total current assets	604,613	601,762

Restricted Cash and Investments	27,282	22,431
Property and Equipment, Net	2,150,627	2,158,610
Assets Held for Sale	4,607	2,634
Contract Receivable	368,698	368,178
Operating Lease Right-of-Use Assets, Net	133,365	—
Deferred Income Tax Assets	29,924	29,924
Goodwill	776,361	776,359
Intangible Assets, Net	226,782	232,360
Other Non-Current Assets	61,807	65,860

Total Assets	$4,384,066	$4,258,118

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$93,458	$93,032
Accrued payroll and related taxes	58,079	76,009
Accrued expenses and other current liabilities	189,174	204,170
Operating lease liabilities, current portion	35,210	—
Current portion of finance lease liabilities, long-term debt and non-recourse debt	332,864	332,027

Total current liabilities	708,785	705,238

Deferred Income Tax Liabilities	13,681	13,681
Other Non-Current Liabilities	79,734	82,481
Operating Lease Liabilities	102,238	—
Finance Lease Liabilities	4,179	4,570
Long-Term Debt	2,433,433	2,397,227
Non-Recourse Debt	15,112	15,017
Commitments, Contingencies and Other (Note 12)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 187,500,000 shares authorized, 125,397,214 and 124,794,986 issued and 121,186,960 and 120,584,732 outstanding, respectively	1,254	1,248
Additional paid-in capital	1,213,922	1,210,916
Distributions in excess of earnings	(71,076)	(52,868)
Accumulated other comprehensive loss	(21,366)	(23,618)
Treasury stock, 4,210,254 and 4,210,254 shares, at cost, respectively	(95,175)	(95,175)

Total shareholders’ equity attributable to The GEO Group, Inc.	1,027,559	1,040,503
Noncontrolling interests	(655)	(599)

Total shareholders’ equity	1,026,904	1,039,904

Total Liabilities and Shareholders’ Equity	$4,384,066	$4,258,118

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND 2018

(In thousands)

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash Flow from Operating Activities:
Net income	$40,649	$34,920
Net loss attributable to noncontrolling interests	56	67

Net income attributable to The GEO Group, Inc.	40,705	34,987
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	32,469	31,926
Stock-based compensation	6,727	5,827
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	2,563	2,138
Provision for doubtful accounts	131	195
Equity in earnings of affiliates, net of tax	(2,596)	(1,995)
Dividends received from unconsolidated joint venture	3,088	736
Loss on sale/disposal of property and equipment, net	697	(350)
Loss on assets held for sale	1,083	—
Changes in assets and liabilities, net of effects of acquisitions:
Changes in accounts receivable, prepaid expenses and other assets	27,527	7,525
Changes in contract receivable	1,446	6,298
Changes in accounts payable, accrued expenses and other liabilities	(14,829)	(17,601)

Net cash provided by operating activities	99,011	69,686

Cash Flow from Investing Activities:
Insurance proceeds - damaged property	2,503	4,504
Proceeds from sale of property and equipment	274	—
Proceeds from sale of assets held for sale	—	3,797
Change in restricted investments	(4,062)	(505)
Capital expenditures	(28,084)	(52,147)

Net cash used in investing activities	(29,369)	(44,351)

Cash Flow from Financing Activities:
Proceeds from long-term debt	130,000	102,000
Payments on long-term debt	(96,926)	(43,000)
Payments on non-recourse debt	(2,089)	(5,600)
Taxes paid related to net share settlements of equity awards	(4,172)	(4,356)
Proceeds from issuance of common stock in connection with ESPP	124	140
Payment for repurchases of common stock	—	(40,182)
Proceeds from the exercise of stock options	333	260
Cash dividends paid	(57,945)	(58,238)

Net cash used in financing activities	(30,675)	(48,976)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	366	(655)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	39,333	(24,296)
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	84,472	133,545

Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$123,805	$109,249

Supplemental Disclosures:
Non-cash Investing and Financing activities:
Right-of-use assets obtained from operating lease liabilities upon adoption of new lease standard (Refer to Note 2 - Leases)	$147,000	$—

Capital expenditures in accounts payable and accrued expenses	$5,081	$1,814

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) is a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of correctional, detention and reentry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa and the United Kingdom. The Company owns, leases and operates a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, as well as community-based reentry facilities and offers an expanded delivery of offender rehabilitation services under its ‘GEO Continuum of Care’ platform. The ‘GEO Continuum of Care’ program integrates enhanced in-prison programs, which are evidence-based and include cognitive behavioral treatment and post-release services, and provides academic and vocational classes in life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). At March 31, 2019, the Company’s worldwide operations include the management and/or ownership of approximately 95,000 beds at 134 correctional and detention facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 210,000 offenders and pretrial defendants, including approximately 100,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

The Company’s unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2019 for the year ended December 31, 2018. The accompanying December 31, 2018 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2018. Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported financial position, results of operations or cash flows. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results for the entire year ending December 31, 2019, or for any other future interim or annual periods.

2. LEASES

On January 1, 2019, the Company adopted Accounting Standard Update (“ASU”) No. 2016-02, “Leases” (Topic 842) which requires that entities record lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The Company implemented the new standard using the transition method that provided for adoption on the adoption date and recognizing a cumulative-effect adjustment to retained earnings, if any, upon adoption. Therefore, the consolidated financial statements for the three months ended March 31, 2019 are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy. Refer to Note 15 - Recent Accounting Pronouncements for further information.

The Company has operating and finance leases for facilities, ground leases, office space, computers, copier equipment and transportation vehicles that have remaining lease terms of one year to seventy-seven years, some of which include options to extend the lease for up to ten years. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of the lease payments over the term of the lease. Many of GEO’s leases include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Only renewal or termination options that are reasonably certain to be exercised by the Company are included in the lease term which is used in the calculation of lease liabilities and right-of-use assets. GEO does not typically enter into lease agreements that contain a residual guarantee or that provide for variable lease payments.

When available, GEO uses the rate implicit in the lease to discount lease payments to present value, however, most of GEO’s lease agreements do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Lease related assets and liabilities are recorded on the balance sheet as follows (in thousands):

	Classification on the Balance Sheet	March 31, 2019
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$133,365
Finance lease assets	Property and Equipment, Net	3,647

Total lease assets		$137,012

Liabilities
Current
Operating	Operating lease liabilities, current portion	$35,210
Finance [1]	Current portion of finance liabilities, long-term debt and non-recourse debt	1,519
Noncurrent
Operating	Operating Lease Liabilities	102,238
Finance [1]	Finance Lease Liabilities	4,179

Total lease liabilities		$143,146

[1]	Also refer to Note 11 - Debt.

Certain information related to the lease costs for finance and operating leases is presented as follows (in thousands):

Three Months Ended March 31, 2019
Operating lease cost	$12,492
Finance lease cost:
Amortization of right-of-use assets	256
Interest on lease liabilities	113

Total finance lease cost	369
Short-term lease cost	1,915

Total Lease Cost	$14,776

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$12,616
Operating cash flows for finance leases	$113
Financing activities for finance leases	$394
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,164
Weighted average remaining lease term:
Operating leases	7.3 years
Finance leases	3.4 years
Weighted average discount rate:
Operating leases [1]	4.71%
Finance leases	8.27%

[1]	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities and finance lease liabilities recorded on the balance sheet as of March 31, 2019 (in thousands).

	Operating Leases	Finance Leases
2019	$31,919	$1,450
2020	30,134	1,934
2021	21,376	1,936
2022	16,054	1,234
2023	13,430	—
Thereafter	51,675	—

Total minimum lease payments	164,588	6,554
Less: amount of lease payment representing interest	(27,140)	(856)

Present value of future minimum lease payments	137,448	5,698
Less: current obligations under leases	(35,210)	(1,519)

Long-term lease obligations	$102,238	$4,179

3. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its various business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company’s goodwill balances from December 31, 2018 to March 31, 2019 are as follows (in thousands):

	December 31, 2018	Acquisition Adjustments	Foreign Currency Translation	March 31, 2019
U.S. Corrections & Detention	$316,366	$—	$—	$316,366
GEO Care	459,589	—	—	459,589
International Services	404	—	2	406

Total Goodwill	$776,359	$—	$2	$776,361

The Company has also recorded other finite and indefinite-lived intangible assets as a result of its various business combinations. The Company’s intangible assets include facility management contracts, covenants not to compete, trade names and technology, as follows (in thousands):

	March 31, 2019				December 31, 2018
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	16.3	$308,516	$(132,753)	$175,763	$308,419	$(127,481)	$180,938
Covenants not to compete	1	—	—	—	700	(700)	—
Technology	7.3	33,700	(27,881)	5,819	33,700	(27,478)	6,222
Trade name (Indefinite lived)	Indefinite	45,200	—	45,200	45,200	—	45,200

Total acquired intangible assets		$387,416	$(160,634)	$226,782	$388,019	$(155,659)	$232,360

Amortization expense was $5.6 million and $6.1 million for the three months ended March 31, 2019 and 2018, respectively. Amortization expense was primarily related to the U.S. Corrections & Detention and GEO Care segments’ amortization of acquired facility management contracts. As of March 31, 2019, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 1.5 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the current contractual periods.

Estimated amortization expense related to the Company’s finite-lived intangible assets for the remainder of 2019 through 2023 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2019	$16,522
2020	22,306
2021	19,782
2022	18,273
2023	13,632
Thereafter	91,067

$181,582

4. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

		Fair Value Measurements at March 31, 2019
	Carrying Value at March 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment:
Rabbi Trust	$24,954	$—	$24,954	$—
Fixed income securities	1,848	—	1,848	—
Liabilities:
Interest rate swap derivatives	$5,393	$—	$5,393	$—

		Fair Value Measurements at December 31, 2018
	Carrying Value at December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$20,892	$—	$20,892	$—
Fixed income securities	1,801	—	1,801	—
Liabilities:
Interest rate swap derivatives	$8,638	$—	$8,638	$—

The Company’s Level 2 financial instruments included in the tables above as of March 31, 2019 and December 31, 2018 consist of interest rate swap derivative liabilities held by the Company’s Australian subsidiary, the Company’s rabbi trust established for GEO employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and an investment in Canadian dollar denominated fixed income securities.

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

During the three months ended March 31, 2019, the Company transferred certain accounts receivable balances that had a carrying value of approximately $3.0 million to an unrelated third party. The transfer was accounted for as a sale and the Company has no continuing involvement with the transferred assets. The Company received cash proceeds in connection with the sale of approximately $3.0 million, and as such, there was no gain or loss in connection with the transaction.

5. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at March 31, 2019 and December 31, 2018 (in thousands):

		Estimated Fair Value Measurements at March 31, 2019
	Carrying Value as of March 31, 2019	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$67,728	$67,728	$67,728	$—	$—
Restricted cash and investments	56,077	56,077	53,148	2,929	—
Liabilities:
Borrowings under senior credit facility	$1,311,175	$1,252,400	$—	$1,252,400	$—
5.875% Senior Notes due 2024	250,000	219,278	—	219,278	—
5.125% Senior Notes	300,000	266,034	—	266,034	—
5.875% Senior Notes due 2022	250,000	242,853	—	242,853	—
6.00% Senior Notes	350,000	294,914	—	294,914	—
Non-recourse debt	341,196	341,595	—	341,595	—

		Estimated Fair Value Measurements at December 31, 2018
	Carrying Value as of December 31, 2018	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$31,255	$31,255	$31,255	$—	$—
Restricted cash and investments	53,217	53,217	49,884	2,284	—
Liabilities:
Borrowings under senior credit facility	$1,273,965	$1,188,196	$—	$1,188,196	$—
5.875% Senior Notes due 2024	250,000	224,590	—	224,590	—
5.125% Senior Notes	300,000	271,992	—	271,992	—
5.875% Senior Notes due 2022	250,000	244,550	—	244,550	—
6.00% Senior Notes	350,000	310,177	—	310,177	—
Non-recourse debt	340,910	348,274	—	348,274	—

The fair values of the Company’s cash and cash equivalents, and restricted cash approximates the carrying values of these assets at March 31, 2019 and December 31, 2018. Restricted cash consists of money market funds, bank deposits, commercial paper and time deposits used for asset replacement funds and other funds contractually required to be maintained at the Company’s Australian subsidiary. The fair value of the money market funds and bank deposits is based on quoted market prices (Level 1) and the fair value of commercial paper and time deposits is based on market prices for similar instruments (Level 2).

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

6. RESTRICTED CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2019	March 31, 2018
Cash and Cash Equivalents	$67,728	$49,235
Restricted cash and cash equivalents - current	53,749	56,888
Restricted cash and investments - non-current	27,282	24,394
Less Restricted investments - non-current	(24,954)	(21,268)

Total cash, cash equivalents and restricted cash and cash equivalents shown in the statement of cash flows	$123,805	$109,249

Amounts included in restricted cash and cash equivalents are attributable to certain contractual cash restriction requirements at the Company’s wholly owned Australian subsidiary related to non-recourse debt and asset replacement funds contractually required to be maintained and other guarantees. Restricted investments - non-current (included in Restricted Cash and Investments in the accompanying consolidated balance sheets) consists of the Company’s rabbi trust established for employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and is not considered to be a restricted cash equivalent. Refer to Note 4 - Financial Instruments.

7. SHAREHOLDERS’ EQUITY

The following table presents the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests for the three months ended March 31, 2019 and 2018 (in thousands):

	Common shares		Additional Paid-In	Distributions in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interests	Equity
Balance, January 1, 2019	120,585	$1,248	$1,210,916	$(52,868)	$(23,618)	4,210	$(95,175)	$(599)	$1,039,904
Proceeds from exercise of stock options	22	—	333	—	—	—	—	—	333
Stock-based compensation expense	—	—	6,727	—	—	—	—	—	6,727
Restricted stock granted	778	8	(8)	—	—		—	—	—
Restricted stock canceled	(6)	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	(57,945)	—	—	—	—	(57,945)
Shares withheld for net settlements of share-based awards [1]	(198)	(2)	(4,170)	—	—	—	—	—	(4,172)
Issuance of common stock - ESPP	6	—	124	—	—	—	—	—	124
Transition adjustment for accounting standard adoption [2]	—	—	—	(968)	968	—	—	—	—
Net income (loss)	—	—	—	40,705	—	—	—	(56)	40,649
Other comprehensive income	—	—	—	—	1,284	—	—	—	1,284

Balance, March 31, 2019	121,187	$1,254	$1,213,922	$(71,076)	$(21,366)	4,210	$(95,175)	$(655)	$1,026,904

	Common shares		Additional Paid-In	Earnings in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Distributions	Loss	Shares	Amount	Interests	Equity
Balance, January 1, 2018	124,008	$1,240	$1,190,906	$31,541	$(24,446)	—	—	$(322)	$1,198,919
Proceeds from exercise of stock options	15	1	260	—	—	—	—	—	261
Stock-based compensation expense	—	—	5,827	—	—	—	—	—	5,827
Restricted stock canceled	(9)	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	(58,319)	—	—	—	—	(58,319)
Shares withheld for net settlements of share-based awards [1]	(169)	(2)	(4,355)	—	—	—	—	—	(4,357)
Issuance of common stock - ESPP	8	—	141	—	—	—	—	—	141
Repurchases of common stock	(1,848)	—	—	—	—	1,848	(40,182)	—	(40,182)
Net income (loss)	—	—	—	34,987	—	—	—	(67)	34,920
Other comprehensive income	—	—	—	—	1,354	—	—	8	1,362

Balance, March 31, 2018	122,005	$1,239	$1,192,779	$8,209	$(23,092)	1,848	$(40,182)	$(381)	$1,138,572

[1]

During the three months ended March 31, 2019 and 2018, the Company withheld shares through net share settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees.

[2]

On January 1, 2019, the Company adopted Accounting Standard Update (“ASU”) No. 2018-02 “Income Statement-Reporting Comprehensive Income-Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. Refer to Note 15 - Recent Accounting Pronouncements for further information.

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

During the three months ended March 31, 2019 and the year ended December 31, 2018 GEO declared and paid the following regular cash distributions to its shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Aggregate Payment Amount (in millions)
February 5, 2018	February 16, 2018	February 27, 2018	$0.47	$58.3
April 11, 2018	April 23, 2018	May 3, 2018	$0.47	$57.4
July 10, 2018	July 20, 2018	July 27, 2018	$0.47	$57.2
October 15, 2018	October 26, 2018	November 2, 2018	$0.47	$57.2
February 4, 2019	February 15, 2019	February 22, 2019	$0.48	$57.9

Stock Buyback Program

On February 14, 2018, the Company announced that its Board authorized a stock buyback program authorizing the Company to repurchase up to a maximum of $200.0 million of its shares of common stock. The stock buyback program will be funded primarily with cash on hand, free cash flow and borrowings under the Company’s $900 million revolving credit facility (the “Revolver”). The program is effective through October 20, 2020. The stock buyback program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission (“SEC”) requirements. The stock buyback program does not obligate the Company to purchase any specific amount of the Company’s common stock and may be suspended or extended at any time at the discretion of the Company’s Board. There were no repurchases of shares of the Company’s common stock during the three months ended March 31, 2019. The Company believes it has the ability to continue to fund the stock buyback program, its debt service requirements and its maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

Prospectus Supplement

On October 20, 2017, the Company filed with the SEC an automatic shelf registration on Form S-3. Under this shelf registration, the Company may, from time to time, sell any combination of securities described in the prospectus in one or more offerings. Each time that the Company may sell securities, the Company will provide a prospectus supplement that will contain specific information about the terms of that offering and the securities being offered. On November 9, 2017, in connection with the shelf registration, the Company filed with the SEC a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $150 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the three months ended March 31, 2019.

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

The components of accumulated other comprehensive income (loss) attributable to GEO within shareholders’ equity are as follows:

	Three Months Ended March 31, 2019 (In thousands)
	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc. (1)	Change in fair value of derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2019	$(14,573)	$(5,746)	$(3,299)	$(23,618)
Current-period other comprehensive (loss) income	1,736	1,164	(648)	2,252

Balance, March 31, 2019	$(12,837)	$(4,582)	$(3,947)	$(21,366)

(1)	The foreign currency translation related to noncontrolling interests was not significant at March 31, 2019 or December 31, 2018.

	Three Months Ended March 31, 2018 (In thousands)
	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc. (1)	Change in fair value of derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2018	(7,470)	(11,892)	(5,084)	(24,446)
Current-period other comprehensive (loss) income	513	736	105	1,354

Balance, March 31, 2018	(6,957)	(11,156)	(4,979)	(23,092)

1)	The foreign currency translation related to noncontrolling interests was not significant at March 31, 2018 or December 31, 2017.

8. EQUITY INCENTIVE PLANS

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

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each time based or performance based option awarded. For options granted during the three months ended March 31, 2019, the fair value was estimated using the following assumptions: (i) volatility of 40.69%; (ii) expected term of 5.0 years; (iii) risk free interest rate of 2.44%; and (iv) expected dividend yield of 8.47%. A summary of the activity of stock option awards issued and outstanding under Company plans was as follows for the three months ended March 31, 2019:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at January 1, 2019	1,462	$24.30	7.20	$924
Options granted	379	22.68
Options exercised	(22)	14.83
Options forfeited/canceled/expired	(55)	25.43

Options outstanding at March 31, 2019	1,764	$24.06	7.61	$700

Options vested and expected to vest at March 31, 2019	1,642	$24.11	7.49	$700

Options exercisable at March 31, 2019	896	$24.42	6.18	$700

On March 1, 2019, the Company granted approximately 379,000 options to certain employees which had a per share grant date fair value of $3.96. For the three months ended March 31, 2019 and March 31, 2018, the amount of stock-based compensation expense related to stock options was $0.3 million and $0.2 million, respectively. As of March 31, 2019, the Company had $2.9 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 3.1 years.

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

A summary of the activity of restricted stock outstanding is as follows for the three months ended March 31, 2019:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at January 1, 2019	2,018	$27.62
Granted	778	23.79
Vested	(697)	24.08
Forfeited/canceled	(6)	24.89

Restricted stock outstanding at March 31, 2019	2,093	$27.26

During the three months ended March 31, 2019, the Company granted approximately 778,000 shares of restricted stock to certain employees and executive officers. Of these awards, 250,000 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2019, 2020 and 2021.

The vesting of these performance-based restricted stock grants are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the shares of restricted stock (“TSR Target Award”) can vest at the end of a three year performance period if GEO meets certain total shareholder return (“TSR”) performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2019 to December 31, 2021 and (ii) up to 50% of the shares of restricted stock (“ROCE Target Award”) can vest at the end of a three year period if GEO meets certain return on capital employed (“ROCE”) performance targets over a three year period from January 1, 2019 to December 31, 2021. These market and performance awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the performance-based awards is based on the target awards for both metrics.

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

The metric related to TSR is considered to be a market condition. For share-based awards that contain a market condition, the probability of satisfying the market condition must be considered in the estimate of grant-date fair value and previously recorded compensation expense is not reversed if the market condition is never met. The fair value of these awards was determined based on a Monte Carlo simulation, which calculates a range of possible outcomes and the probabilities that they will occur, using the following key assumptions: (i) volatility of 43.7%; (ii) beta of 1.0; and (iii) risk free rate of 2.53%.

For the three months ended March 31, 2019 and March 31, 2018, the Company recognized $6.5 million and $5.6 million, respectively, of compensation expense related to its restricted stock awards. As of March 31, 2019, the Company had $41.2 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 2.6 years.

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

The Plan is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Plan are made on the last day of each month. During the three months ended March 31, 2019, 5,886 shares of the Company’s common stock were issued in connection with the Plan.

9. EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing the net income attributable to The GEO Group, Inc. by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share were calculated for the three months ended March 31, 2019 and 2018 as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2019	March 31, 2018
Net income	$40,649	$34,920
Net loss attributable to noncontrolling interests	56	67

Net income attributable to The GEO Group, Inc.	40,705	34,987
Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	118,774	121,768

Per share amount	$0.34	$0.29

Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	118,774	121,768
Dilutive effect of equity incentive plans	721	536

Weighted average shares assuming dilution	119,496	122,304

Per share amount	$0.34	$0.29

Three Months

For the three months ended March 31, 2019, 1,191,206 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share (“EPS”) because the effect would be anti-dilutive. There were 874,714 common stock equivalents from restricted shares that were anti-dilutive.

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

Australia - Ravenhall

The Company’s Australian subsidiary has entered into interest rate swap agreements to fix the interest rate on its variable rate non-recourse debt related to a correctional facility project in Ravenhall, a locality near Melbourne, Australia to 4.2% during the project’s operating phase. The swaps’ notional amounts coincide with outstanding draws under the project. At March 31, 2019, the swaps had a notional amount of approximately AUD 448 million, or $318.1 million, based on exchange rates at March 31, 2019. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the non-recourse debt and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in the fair value of the interest rate swaps in accumulated other comprehensive income, net of applicable income taxes. Total unrealized gain recorded in other comprehensive income, net of tax, related to this cash flow hedge was $1.2 million during the three months ended March 31,

2019. The total fair value of the swap liability as of March 31, 2019 was $5.4 million and is recorded as a component of Other Non-Current liabilities within the accompanying consolidated balance sheet. There was no material ineffectiveness for the periods presented. If the Company refinances the debt before its maturity date, this would result in the reclassification into earnings or losses amounts associated with these swaps currently reported in accumulated other comprehensive income (loss). The Company intends to refinance the construction facility prior to September 2019. The transaction is expected to close in the second quarter of 2019 and, as such, the amounts associated with the swaps will be reclassified to earnings or losses at that time.

11. DEBT

Debt outstanding as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Senior Credit Facility:
Term loan	$784,000	$786,000
Unamortized discount on term loan	(2,729)	(2,878)
Unamortized debt issuance costs on term loan	(6,472)	(6,826)
Revolver	529,904	490,843

Total Senior Credit Facility	1,304,703	1,267,139
6.00% Senior Notes:
Notes Due in 2026	350,000	350,000
Unamortized debt issuance costs	(4,691)	(4,820)

Total 6.00% Senior Notes Due in 2026	345,309	345,180
5.875% Senior Notes:
Notes Due in 2024	250,000	250,000
Unamortized debt issuance costs	(2,865)	(2,971)

Total 5.875% Senior Notes Due in 2024	247,135	247,029
5.125% Senior Notes:
Notes Due in 2023	300,000	300,000
Unamortized debt issuance costs	(3,386)	(3,548)

Total 5.125% Senior Notes Due in 2023	296,614	296,452
5.875% Senior Notes:
Notes Due in 2022	250,000	250,000
Unamortized debt issuance costs	(2,329)	(2,514)

Total 5.875% Senior Notes Due in 2022	247,671	247,486
Non-Recourse Debt	341,338	341,074
Unamortized debt issuance costs on non-recourse debt	(2,738)	(3,883)
Unamortized discount on non-recourse debt	(142)	(164)

Total Non-Recourse Debt	338,458	337,027
Finance Lease Liabilities	5,698	6,059
Other debt	—	2,469

Total debt	2,785,588	2,748,841
Current portion of finance lease liabilities, long-term debt and non-recourse debt	(332,864)	(332,027)
Finance Lease Liabilities, long-term portion	(4,179)	(4,570)
Non-Recourse Debt, long-term portion	(15,112)	(15,017)

Long-Term Debt	$2,433,433	$2,397,227

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

The Credit Agreement evidences a credit facility (the “Credit Facility”) consisting of the $792.0 million term loan discussed above (the “Term Loan”) bearing interest at LIBOR plus 2.00% (with a LIBOR floor of 0.75%), and a $900.0 million Revolver initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD275 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars under the Australian Dollar Letter of Credit Facility (the “Australian LC Facility”). As of March 31, 2019, there were no letters of credit issued under the Australian LC Facility. Amounts to be borrowed by GEO under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The Term Loan component is scheduled to mature on March 23, 2024. The revolving credit commitment component is scheduled to mature on May 19, 2021. The Credit Agreement also has an accordion feature of $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

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

On August 18, 2016, the Company executed a Letter of Offer by and among GEO and HSBC Bank Australia Limited (the “Letter of Offer”) providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of approximately AUD100 million, or $71.0 million, based on exchange rates in effect as of March 31, 2019 (collectively, the “Bank Guarantee Facility”). The Bank Guarantee Facility allows GEO to provide letters of credit to assure performance of certain obligations of its wholly owned subsidiary relating to its correctional facility in Ravenhall, located near Melbourne, Australia. The Bank Guarantee Facility is unsecured. The issuance of letters of credit under the Bank Guarantee Facility is subject to the satisfaction of the conditions precedent specified in the Letter of Offer. Letters of credit issued under the bank guarantee lines are due on demand and letters of credit issued under the bank guarantee/standby sub-facility cannot have a duration exceeding twelve months. The Bank Guarantee Facility may be terminated by HSBC Bank Australia Limited on 90 days written notice. As of March 31, 2019, there was AUD100 million in letters of credit issued under the Bank Guarantee Facility.

As of March 31, 2019, the Company had approximately $784 million in aggregate borrowings outstanding under the Term Loan, approximately $530 million in borrowings under the Revolver, and approximately $62 million in letters of credit which left approximately $308 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of March 31, 2019 was 4.6%.

6.00% Senior Notes due 2026

Interest on the 6.00% Senior Notes accrues at the stated rate. The Company pays interest semi-annually in arrears on April 15 and October 15 of each year. On or after April 15, 2019, the Company may, at its option, redeem all or part of the 6.00% Senior Notes at the redemption prices set forth in the indenture governing the 6.00% Senior Notes. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors. Refer to Note 16- Condensed Consolidating Financial Information.

5.875% Senior Notes due 2024

Interest on the 5.875% Senior Notes due 2024 accrues at the stated rate. The Company pays interest semi-annually in arrears on April 15 and October 15 of each year. On or after October 15, 2019, the Company may, at its option, redeem all or part of the 5.875% Senior Notes due 2024 at the redemption prices set forth in the indenture governing the 5.875% Senior Notes due 2024. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors. Refer to Note 16- Condensed Consolidating Financial Information.

5.125% Senior Notes due 2023

Interest on the 5.125% Senior Notes accrues at the stated rate. The Company pays interest semi-annually in arrears on April 1 and October 1 of each year. On or after April 1, 2018, the Company may, at its option, redeem all or part of the 5.125% Senior Notes at the redemption prices set forth in the indenture governing the 5.125% Senior Notes. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors. Refer to Note 16- Condensed Consolidating Financial Information.

5.875% Senior Notes due 2022

Interest on the 5.875% Senior Notes due 2022 accrues at the stated rate. The Company pays interest semi-annually in arrears on January 15 and July 15 of each year. On or after January 15, 2017, the Company may, at its option, redeem all or part of the 5.875% Senior Notes due 2022 at the redemption prices set forth in the indenture governing the 5.875% Senior Notes due 2022. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors. Refer to Note 16- Condensed Consolidating Financial Information.

Non-Recourse Debt

Northwest Detention Center

The remaining balance of the original debt service requirement under the $54.4 million note payable (“2011 Revenue Bonds”) to WEDFA is $23.0 million, of which $7.3 million is classified as current in the accompanying consolidated balance sheet as of March 31, 2019. The payment of principal and interest on the 2011 Revenue Bonds issued by WEDFA is non-recourse to GEO. The 2011 Revenue Bonds will mature in October 2021 with fixed coupon rates of 5.25%.

As of March 31, 2019, included in current restricted cash and cash equivalents is $8.0 million of funds held in trust for debt service and other reserves with respect to the above mentioned note payable to WEDFA.

Australia - Ravenhall

In connection with a design and build correctional facility project agreement with the State of Victoria, the Company entered into a syndicated facility agreement (the “Construction Facility”) with National Australia Bank Limited to provide debt financing for construction of the project. The Construction Facility provided for non-recourse funding up to AUD 791.0 million, or approximately $561.6 million, based on exchange rates as of March 31, 2019. The term of the Construction Facility is through September 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. The Company intends to refinance the Construction Facility prior to September 2019. As of March 31, 2019, approximately $318 million was outstanding under the Construction Facility. The Company also entered into interest rate swap agreements related to its non-recourse debt in connection with the project. Refer to Note 10 - Derivative Financial Instruments.

Guarantees

Australia

The Company has entered into a guarantee in connection with the operating performance of a facility in Australia. The obligation amounted to approximately AUD 100.0 million, or $71.0 million, based on exchange rates as of March 31, 2019. The guarantee is secured by outstanding letters of credit under the Company’s Revolver as of March 31, 2019.

At March 31, 2019, the Company also had nine other letters of credit outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $12.3 million.

South Africa

In connection with the creation of South African Custodial Services Pty. Limited (“SACS”), the Company had entered into certain guarantees related to the financing, construction and operation of the prison. The Company had guaranteed certain obligations of SACS under its debt agreements to SACS’ senior lenders through the issuance of letters of credit under the Company’s Revolver. In July 2018, SACS settled all amounts due under the debt facilities and has therefore discharged the guaranteed obligations, therefore the guarantees related to these obligations were no longer necessary and the letters of credit were not renewed. Additionally, SACS was required to maintain funding in a rectification account maintained for the payment of certain costs in the event of contract termination. SACS has met the required funding obligation and there is no further requirement to maintain the required funding amount.

In addition to the above, the Company had also agreed to provide a loan, if required, of up to 20 million South African Rand, or $1.4 million based on exchange rates as of March 31, 2019, referred to as the shareholder’s standby facility, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the shareholder’s standby facility. The Company’s obligations under the shareholder’s standby facility expired upon SACS’s release from its obligations under the common terms agreement. SACS’ obligations in terms of the common terms agreements expired in February 2019 with the final payment of the facility management fees when the Company’s obligations under the shareholder’s standby facility expired.

The Company had also guaranteed certain obligations of SACS to the security trustee for SACS’ lenders. The Company secured its guarantee to the security trustee by ceding its rights to claims against SACS in respect of any loans or other finance agreements, and by pledging the Company’s shares in SACS. The Company’s liability under the guarantee is limited to the cession and pledge of shares. The guarantee expired in February 2019 when all SACS obligation in terms of the finance agreements were settled.

Except as discussed above, the Company does not have any off balance sheet arrangements.

12. COMMITMENTS, CONTINGENCIES AND OTHER

Litigation, Claims and Assessments

As previously reported and described in the Company’s prior periodic reports, including most recently in our Form 10-K for the year ended December 31, 2018, on February 8, 2017, former civil immigration detainees at the Aurora Immigration Detention Center filed a class action lawsuit on October 22, 2014, against the Company in the United States District Court for the District of Colorado (the “Court”). The complaint alleges that the Company was in violation of the Colorado Minimum Wages of Workers Act and the federal Trafficking Victims Protection Act (“TVPA”). The plaintiff class claims that the Company was unjustly enriched because of the level of payment the detainees received for work performed at the facility, even though the voluntary work program as well as the wage rates and standards associated with the program that are at issue in the case are authorized by the Federal government under guidelines approved by the United States Congress. On July 6, 2015, the

Court found that detainees were not employees under the Colorado Minimum Wage Order and dismissed this claim. In February 2017, the Court granted the plaintiff-class’ motion for class certification. The plaintiff class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the Court may deem proper. In the time since the Colorado suit was initially filed, three similar lawsuits have been filed - two in Washington and one in California. In Washington, one of the two lawsuits was filed on September 9, 2017 by immigration detainees against the Company in the U.S. District Court for the Western District of Washington. The second was filed on September 20, 2017 by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. In California, a class-action lawsuit was filed on December 19, 2017 by immigration detainees against the Company in the U.S. District Court Eastern Division of the Central District of California. All three lawsuits allege violations of the respective state’s minimum wage laws. However, the California lawsuit, like the Colorado suit, also includes claims that the Company violated the TVPA and California’s equivalent state statute. The Company intends to take all necessary steps to vigorously defend itself and has consistently refuted the allegations and claims in these lawsuits. The Company has not recorded an accrual relating to these matters at this time, as a loss is not considered probable nor reasonably estimable at this stage of the lawsuit.

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

Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing capital projects will be approximately $218 million of which $195 million was spent through the first three months of 2019. The Company estimates the remaining capital requirements related to these capital projects will be $23 million which will be spent through the remainder of 2019.

Idle Facilities

As of March 31, 2019, the Company was marketing approximately 4,000 vacant beds at four of its idle facilities to potential customers. The carrying values of these idle facilities, which are included in Property and Equipment, Net in the accompanying consolidated balance sheets, totaled $110.0 million as of March 31, 2019, excluding equipment and other assets that can be easily transferred for use at other facilities. There was no indication of impairment related to the Company’s idle facilities at March 31, 2019. In May 2019, the Company entered into a contract for the reactivation of its company-owned 1,800-bed North Lake Correctional Facility located in Baldwin, Michigan which was included in the above idle facilities. Refer to Note 17 - Subsequent Events.

13. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the U.S. Corrections & Detention segment; the GEO Care segment; the International Services segment; and the Facility Construction & Design segment. The Company’s segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenues:
U.S. Corrections & Detention	$390,510	$358,681
GEO Care	153,843	140,078
International Services	64,224	66,158
Facility Construction & Design [1]	2,090	—

Total revenues	$610,667	$564,917

Operating income from segments:
U.S. Corrections & Detention	$76,924	$69,188
GEO Care	38,538	31,692
International Services	5,739	5,402
Facility Construction & Design [1]	—	—

Operating income from segments	$121,201	$106,282
General and Administrative Expenses	(46,424)	(41,832)

Total Operating Income	$74,777	$64,450

[1]

In 2019, Facility Construction & Design revenues related to an expansion project at the Company’s Fulham Correctional Centre in Australia which is expected to be completed in the third quarter of 2020. There is no margin associated with the expansion.

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Operating income from segments	$121,201	$106,282
Unallocated amounts:
General and Administrative Expenses	(46,424)	(41,832)
Net Interest Expense	(31,884)	(26,770)

Income before income taxes and equity in earnings of affiliates	$42,893	$37,680

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

The Company has recorded $1.4 million and $1.6 million in earnings, net of tax, for SACS operations during the three months ended March 31, 2019, and 2018, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of March 31, 2019 and December 31, 2018, the Company’s investment in SACS was $11.6 million and $13.4 million, respectively, and represents its share of cumulative reported earnings.

The Company has recorded $1.2 million and $0.4 million in earnings, net of tax, for GEO Amey’s operations during the three months ended March 31, 2019 and 2018, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of March 31, 2019 and December 31, 2018, the Company’s investment in GEOAmey was $6.1 million and $4.8 million, respectively, and represents its share of cumulative reported earnings.

14. BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Three Months Ended March 31, 2019	Year Ended December 31, 2018
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$32,474	$32,820
Service cost	250	1,200
Interest cost	348	1,242
Actuarial loss	—	(2,166)
Benefits paid	(179)	(622)

Projected benefit obligation, end of period	$32,893	$32,474

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	179	622
Benefits paid	(179)	(622)

Plan assets at fair value, end of period	$—	$—

Unfunded Status of the Plan	$(32,893)	$(32,474)

	Three Months Ended
	March 31, 2019	March 31, 2018
Components of Net Periodic Benefit Cost
Service cost	$250	$300
Interest cost	348	310
Net loss	53	133

Net periodic pension cost	$651	$743

The long-term portion of the pension liability as of March 31, 2019 and December 31, 2018 was $32.6 million and $32.1 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

15. RECENT ACCOUNTING PRONOUNCEMENTS

The Company implemented the following accounting standards during the three months ended March 31, 2019:

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting” as a part of its Simplification Initiative. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the period of time over which share-based payment awards vest and the pattern of cost recognition over that period. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606,”Revenue from Contracts with Customers.” The new standard became effective for the Company beginning January 1, 2019. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income-Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this update allow an entity to elect to reclassify the income tax effects resulting from the Tax Cuts and Jobs Act on items within accumulated other comprehensive income (“AOCI”) to retained earnings. The new standard is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption was permitted. The Company adopted the new standard effective January 1, 2019 and has made a policy election to reclassify the income tax effects resulting from the Tax Cuts and Jobs Act on items within AOCI to distributions in excess of earnings on a prospective basis. As a result, the Company reclassified $0.7 million for the tax effect of the tax rate reduction related to its pension liability and $1.7 million for the tax effect of other income tax effects of tax reform on items remaining in AOCI related to currency translation adjustments to distributions in excess of earnings on January 1, 2019. The net effect of both adjustments resulted in an aggregate increase to distributions in excess of earnings of approximately $1.0 million. Refer to Note 7 - Shareholders’ Equity.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities.” The objective of this guidance is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. Certain of the amendments in this update as they relate to cash flow hedges, eliminate the requirement to separately record hedge ineffectiveness currently in earnings. Instead, the entire change in the fair value of the hedging instrument is recorded in other comprehensive income. Those amounts are reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings. The new standard became effective for the Company beginning January 1, 2019. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2016, FASB issued ASU 2016-02, “Leases,” which requires entities to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. For finance leases and operating leases, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term with each initially measured at the present value of the lease payments. The amendments in ASU 2016-02 became effective for the Company on January 1, 2019. The Company elected the package of transition expedients available for expired or existing lease contracts, which allowed it to carry forward its historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company also elected not to apply the recognition requirements to lease arrangements that have terms of twelve months or less. The adoption had a material impact in the Company’s consolidated balance sheets, but did not have an impact on its consolidated statements of operations or cash flows. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. The new standard resulted in the recording of operating right-of-use lease assets and operating lease liabilities of approximately $140 million and $147 million, respectively, as of January 1, 2019. Refer to Note 2 - Leases for further discussion and additional required disclosures.

The following accounting standards will be adopted in future periods:

In August 2018, the FASB issued ASU No. 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715.20)” as a part of its disclosure framework project. The amendments in this update remove, modify and add certain disclosures primarily related to amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, explanations for reasons for significant gains and losses related to changes in the benefit obligation for the period, and projected and accumulated benefit obligations. The new standard is effective for the Company beginning January 1, 2021. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820)” as a part of its disclosure framework project. The amendments in this update remove, modify and add certain disclosures primarily related to transfers between Level 1 and Level 2 of the fair value hierarchy, various disclosures related to Level 3 fair value measurements and investments in certain entities that calculate net asset value. The new standard is effective for the Company beginning January 1, 2020. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2016, the FASB issued ASC No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The purpose of Update No. 2016-13 is to replace the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. Update No. 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018. The Company is in the process of determining the effect that the adoption will have on its financial position and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on the Company’s results of operations or financial position.

16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of March 31, 2019, the Company’s 6.00% Senior Notes, 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 were fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”). The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2019
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$228,382	$494,890	$68,968	$(181,573)	$610,667
Operating expenses	171,516	412,453	54,601	(181,573)	456,997
Depreciation and amortization	7,419	24,185	865	—	32,469
General and administrative expenses	17,200	24,030	5,194	—	46,424

Operating income	32,247	34,222	8,308	—	74,777
Interest income	3,478	1,335	8,198	(4,615)	8,396
Interest expense	(23,296)	(13,847)	(7,752)	4,615	(40,280)

Income before income taxes and equity in earnings of affiliates	12,429	21,710	8,754	—	42,893
Income tax provision	289	2,379	2,172	—	4,840
Equity in earnings of affiliates, net of income tax provision	—	—	2,596	—	2,596

Income before equity in income of consolidated subsidiaries	12,140	19,331	9,178	—	40,649
Income from consolidated subsidiaries, net of income tax provision	28,509	—	—	(28,509)	—

Net income	40,649	19,331	9,178	(28,509)	40,649
Net loss attributable to noncontrolling interests	—	—	56	—	56

Net income attributable to The GEO Group, Inc.	$40,649	$19,331	$9,234	$(28,509)	$40,705

Net income	$40,649	$19,331	$9,178	$(28,509)	$40,649
Other comprehensive income (loss), net of tax	—	(648)	2,900	—	2,252

Total comprehensive income	$40,649	$18,683	$12,078	$(28,509)	$42,901
Comprehensive loss attributable to noncontrolling interests	—	—	56	—	56

Comprehensive income attributable to The GEO Group, Inc.	$40,649	$18,683	$12,134	$(28,509)	$42,957

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2018
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$195,630	$458,728	$68,806	$(158,247)	$564,917
Operating expenses	151,822	377,966	55,168	(158,247)	426,709
Depreciation and amortization	6,460	24,443	1,023	—	31,926
General and administrative expenses	14,341	22,447	5,044	—	41,832

Operating income	23,007	33,872	7,571	—	64,450
Interest income	4,177	1,417	9,384	(5,879)	9,099
Interest expense	(18,622)	(14,460)	(8,666)	5,879	(35,869)

Income before income taxes and equity in earnings of affiliates	8,562	20,829	8,289	—	37,680
Income tax provision	177	2,300	2,278	—	4,755
Equity in earnings of affiliates, net of income tax provision	—	—	1,995	—	1,995

Income (loss) before equity in income of consolidated subsidiaries	8,385	18,529	8,006	—	34,920
Income from consolidated subsidiaries, net of income tax provision	26,535	—	—	(26,535)	—

Net income	34,920	18,529	8,006	(26,535)	34,920
Net loss attributable to noncontrolling interests	—	—	67	—	67

Net income attributable to The GEO Group, Inc.	$34,920	$18,529	$8,073	$(26,535)	$34,987

Net income	$34,920	$18,529	$8,006	$(26,535)	$34,920
Other comprehensive income, net of tax	—	105	1,257	—	1,362

Total comprehensive income	$34,920	$18,634	$9,263	$(26,535)	$36,282
Comprehensive loss attributable to noncontrolling interests	—	—	59	—	59

Comprehensive income attributable to The GEO Group, Inc.	$34,920	$18,634	$9,322	$(26,535)	$36,341

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

	As of March 31, 2019
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$32,701	$2,965	$32,062	$—	$67,728
Restricted cash and cash equivalents	1,125	—	52,624	—	53,749
Accounts receivable, less allowance for doubtful accounts	177,929	199,420	43,128	3,119	423,596
Contract receivable, current portion	—	—	16,005	—	16,005
Prepaid expenses and other current assets	586	40,108	4,736	(1,895)	43,535

Total current assets	212,341	242,493	148,555	1,224	604,613

Restricted Cash and Investments	—	24,954	2,328	—	27,282
Property and Equipment, Net	842,309	1,223,123	85,195	—	2,150,627
Assets Held for Sale	705	3,902	—	—	4,607
Contract Receivable	—	—	368,698	—	368,698
Operating Lease Right-of-Use Assets, Net	25,097	107,432	836	—	133,365
Intercompany Receivable	989,843	219,936	25,462	(1,235,241)	—
Deferred Income Tax Assets	798	27,928	1,198	—	29,924
Goodwill	—	775,954	407	—	776,361
Intangible Assets, Net	—	226,229	553	—	226,782
Investment in Subsidiaries	1,483,260	458,229	2,189	(1,943,678)	—
Other Non-Current Assets	7,931	113,075	19,289	(78,488)	61,807

Total Assets	$3,562,284	$3,423,255	$654,710	$(3,256,183)	$4,384,066

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$13,657	$70,420	$9,381	$—	$93,458
Accrued payroll and related taxes	—	37,351	20,728	—	58,079
Accrued expenses and other current liabilities	35,765	126,669	26,938	(198)	189,174
Operating lease liabilities, current portion	5,042	29,786	382	—	35,210
Current portion of finance lease liabilities, long-term debt and non-recourse debt	8,000	1,521	323,343	—	332,864

Total current liabilities	62,464	265,747	380,772	(198)	708,785

Deferred Income Tax Liabilities	—	—	13,681	—	13,681
Intercompany Payable	92,733	1,106,285	34,800	(1,233,818)	—
Other Non-Current Liabilities	387	151,804	6,031	(78,488)	79,734
Operating lease Liabilities	20,612	81,171	455	—	102,238
Finance Lease Liabilities	—	4,179	—	—	4,179
Long-Term Debt	2,358,529	—	74,904	—	2,433,433
Non-Recourse Debt	—	—	15,112	—	15,112
Commitments & Contingencies and Other
Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,027,559	1,814,069	129,610	(1,943,679)	1,027,559
Noncontrolling Interests	—	—	(655)	—	(655)

Total Shareholders’ Equity	1,027,559	1,814,069	128,955	(1,943,679)	1,026,904

Total Liabilities and Shareholders’ Equity	$3,562,284	$3,423,255	$654,710	$(3,256,183)	$4,384,066

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

	As of December 31, 2018
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$4,468	$7,873	$18,914	$—	$31,255
Restricted cash and cash equivalents	2,854	—	48,824	—	51,678
Accounts receivable, less allowance for doubtful accounts	190,594	221,957	44,377	(11,402)	445,526
Contract receivable, current portion	—	—	15,535	—	15,535
Prepaid expenses and other current assets	2,011	50,482	7,114	(1,839)	57,768

Total current assets	199,927	280,312	134,764	(13,241)	601,762

Restricted Cash and Investments	—	21,009	1,422	—	22,431
Property and Equipment, Net	845,291	1,227,223	86,096	—	2,158,610
Assets Held for Sale	705	1,929	—	—	2,634
Contract Receivable	—	—	368,178		368,178
Intercompany Receivable	990,365	150,710	22,407	(1,163,482)	—
Deferred Income Tax Assets	798	27,928	1,198	—	29,924
Goodwill	—	775,955	404	—	776,359
Intangible Assets, Net	—	231,787	573	—	232,360
Investment in Subsidiaries	1,503,841	458,229	2,190	(1,964,260)	—
Other Non-Current Assets	9,541	115,695	19,334	(78,710)	65,860

Total Assets	$3,550,468	$3,290,777	$636,566	$(3,219,693)	$4,258,118

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$13,566	$72,128	$7,338	$—	$93,032
Accrued payroll and related taxes	—	56,543	19,466	—	76,009
Accrued expenses and other current liabilities	23,565	168,231	25,615	(13,241)	204,170
Current portion of finance lease liabilities, long-term debt and non-recourse debt	8,000	2,017	322,010	—	332,027

Total current liabilities	45,131	298,919	374,429	(13,241)	705,238

Deferred Income Tax Liabilities	—	—	13,681	—	13,681
Intercompany Payable	142,055	989,856	31,571	(1,163,482)	—
Other Non-Current Liabilities	1,395	152,815	6,981	(78,710)	82,481
Finance Lease Liabilities	—	4,570	—	—	4,570
Long-Term Debt	2,321,384	—	75,843	—	2,397,227
Non-Recourse Debt	—	—	15,017	—	15,017
Commitments & Contingencies and Other
Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,040,503	1,844,617	119,643	(1,964,260)	1,040,503
Noncontrolling Interests	—	—	(599)	—	(599)

Total Shareholders’ Equity	1,040,503	1,844,617	119,044	(1,964,260)	1,039,904

Total Liabilities and Shareholders’ Equity	$3,550,468	$3,290,777	$636,566	$(3,219,693)	$4,258,118

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2019
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:

Net cash provided by operating activities	$14,354	$20,879	$63,778	$99,011

Cash Flow from Investing Activities:
Insurance proceeds - damaged property	—	2,503	—	2,503
Proceeds from sale of property and equipment	—	274	—	274
Change in restricted investments	—	(4,062)	—	(4,062)
Capital expenditures	(6,608)	(21,452)	(24)	(28,084)

Net cash used in investing activities	(6,608)	(22,737)	(24)	(29,369)

Cash Flow from Financing Activities:
Proceeds from long-term debt	130,000	—	—	130,000
Payments on long-term debt	(96,926)	—	—	(96,926)
Payments on non-recourse debt	—	—	(2,089)	(2,089)
Taxes paid related to net share settlements of equity awards	(4,172)	—	—	(4,172)
Proceeds from issuance of common stock in connection with ESPP	124	—	—	124
Proceeds from stock options exercised	333	—	—	333
Dividends paid	(57,945)	—	—	(57,945)

Net cash used in financing activities	(28,586)	—	(2,089)	(30,675)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	—	—	366	366

Net (Decrease) Increase in Cash. Cash Equivalents and Restricted Cash and Cash Equivalents	(20,840)	(1,858)	62,031	39,333
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	54,666	4,823	24,983	84,472

Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$33,826	$2,965	$87,014	$123,805

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2018
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:

Net cash provided by operating activities	$39,888	$17,614	$12,184	$69,686

Cash Flow from Investing Activities:
Proceeds from sale of assets held for sale	—	3,797		3,797
Insurance proceeds - damaged property	—	4,504	—	4,504
Change in restricted investments	—	(505)	—	(505)
Capital expenditures	(34,360)	(16,654)	(1,133)	(52,147)

Net cash used in investing activities	(34,360)	(8,858)	(1,133)	(44,351)

Cash Flow from Financing Activities:
Proceeds from long-term debt	102,000	—	—	102,000
Payments on long-term debt	(43,000)	—	—	(43,000)
Payments on non-recourse debt	—	—	(5,600)	(5,600)
Taxes paid related to net share settlements of equity awards	(4,356)	—	—	(4,356)
Proceeds from issuance of common stock in connection with ESPP	140	—	—	140
Proceeds from stock options exercised	260	—	—	260
Payments for repurchases of common stock	(40,182)	—	—	(40,182)
Dividends paid	(58,238)	—	—	(58,238)

Net cash used in financing activities	(43,376)	—	(5,600)	(48,976)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	—	—	(655)	(655)

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(37,848)	8,756	4,796	(24,296)
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	54,666	4,952	73,927	133,545

Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$16,818	$13,708	$78,723	$109,249

17. SUBSEQUENT EVENTS

Dividend

On April 3, 2019, the Board of Directors declared a quarterly cash dividend of $0.48 per share of common stock which was paid on April 22, 2019 to shareholders of record as of the close of business on April 15, 2019.

Contract Awards

On May 2, 2019, the Company announced that it has entered into a new ten-year contract, inclusive of renewal option periods, with the Federal Bureau of Prisons (“BOP”) for the reactivation of the existing company-owned, 1,800-bed North Lake Correctional Facility located in Baldwin, Michigan. The Company also announced on May 2, 2019 that Reeves County, Texas has entered into two new ten-year contracts, inclusive of renewal periods, with the BOP for the county-owned, 1,800-bed Reeves County Detention Center I & II and the county-owned, 1,376-bed Reeves County Detention Center III. GEO provides management consulting and support services to Reeves County. The new ten-year contracts were awarded to GEO and Reeves County under a long-standing procurement, for the housing of non-U.S. citizen criminal aliens, commonly referred to as Criminal Alien Requirement (CAR) 19, which was issued by the BOP in 2017.

On April 25, 2019, the Company announced it had signed a contract modification with U.S. Immigration and Customs Enforcement (“ICE”) for the reactivation of its existing company-owned 1,000-bed South Louisiana ICE Processing Center (the “Center”) located in Basile, Louisiana. The previously idled Center will house federal immigration detainees under an existing intergovernmental service agreement between Evangeline Parish, Louisiana and ICE. The Center will begin the intake process during the third quarter of 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	our ability to fulfill our debt service obligations and its impact on our liquidity;

•	our ability to successfully refinance any of our debt service obligations within the anticipated timing;

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

•

our exposure to federal, state and foreign income tax law changes, including changes to the REIT provisions and the Tax Cuts and Jobs Act and our exposure as a result of federal, state and international examinations of our tax returns or tax positions;

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

•

other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2018 and our Current Reports on Form 8-K filed with the SEC.

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q.

Introduction

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described above under “Forward-Looking Information”, those described below under “Part II - Item 1A. Risk Factors” and under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. The discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

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

At March 31, 2019, our worldwide operations include the management and/or ownership of approximately 95,000 beds at 134 correctional, detention and reentry facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 210,000 offenders and pre-trial defendants, including approximately 100,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

For the three months ended March 31, 2019 and March 31, 2018, we had consolidated revenues of $610.7 million and $564.9 million, respectively. We maintained an average company wide facility occupancy rate of 93.9% including 87,744 active beds and excluding 7,068 idle beds which includes those being marketed to potential customers for the three months ended March 31, 2019, and 91.5% including 88,345 active beds and excluding 7,846 idle beds which includes those being marketed to potential customers and beds under development for the three months ended March 31, 2018.

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

During the three months ended March 31, 2019 and the year ended December 31, 2018, respectively, we declared and paid the following regular cash distributions to our shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Aggregate Payment Amount (in millions)
February 5, 2018	February 16, 2018	February 27, 2018	$0.47	$58.3
April 11, 2018	April 23, 2018	May 3, 2018	$0.47	$57.4
July 10, 2018	July 20, 2018	July 27, 2018	$0.47	$57.2
October 15, 2018	October 26, 2018	November 2, 2018	$0.47	$57.2
February 4, 2019	February 15, 2019	February 22, 2019	$0.48	$57.9

On April 3, 2019, our Board of Directors declared a quarterly cash dividend of $0.48 per share of common stock which was paid on April 22, 2019 to shareholders of record as of the close of business on April 15, 2019.

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 25, 2019, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the fiscal year ended December 31, 2018.

2019 Developments

Idle Facilities

In May 2019, the Company entered into a contract for the reactivation of its company-owned 1,800-bed North Lake Correctional Facility located in Baldwin, Michigan which was previously idle. See further discussion under Contract Awards below. We are currently marketing approximately 2,300 vacant beds at three of our idle facilities to potential customers. The carrying values of these idle facilities totaled $27.8 million as of March 31, 2019, excluding equipment and other assets that can be easily transferred for use at other facilities.

Contract Awards

On April 25, 2019, we announced that we had signed a contract modification with U.S. Immigration and Customs Enforcement for the reactivation of our existing company-owned 1,000-bed South Louisiana ICE Processing Center (the “Center”) located in Basile, Louisiana. The previously idled Center will house federal immigration detainees under an existing intergovernmental service agreement between Evangeline Parish, Louisiana and ICE. The Center will begin the intake process during the third quarter of 2019 and is expected to generate approximately $25 million in incremental annualized revenues.

On May 2, 2019, we announced that we have entered into a new ten-year contract, inclusive of renewal option periods, with the Federal Bureau of Prisons (“BOP”) for the reactivation of our existing company-owned, 1,800-bed North Lake Correctional Facility located in Baldwin, Michigan. The contract is expected to generate approximately $37 million in incremental annualized revenues. We also announced on May 2, 2019 that Reeves County, Texas has entered into two new ten-year contracts, inclusive of renewal periods, with the BOP for the county-owned, 1,800-bed Reeves County Detention Center I & II and the county-owned, 1,376-bed Reeves County Detention Center III. We provide management consulting and support services to Reeves County. The new ten-year contracts were awarded to GEO and Reeves County under a long-standing procurement, for the housing of non-U.S. citizen criminal aliens, commonly referred to as Criminal Alien Requirement (CAR) 19, which was issued by the BOP in 2017.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2019, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of First Quarter 2019 and First Quarter 2018

Revenues

	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$390,510	63.9%	$358,681	63.5%	$31,829	8.9%
GEO Care	153,843	25.2%	140,078	24.8%	13,765	9.8%
International Services	64,224	10.5%	66,158	11.7%	(1,934)	(2.9)%
Facility Construction & Design	2,090	0.3%	—	—%	2,090	—%

Total	$610,667	100.0%	$564,917	100.0%	$45,750	8.1%

U.S. Corrections & Detention

Revenues increased in First Quarter 2019 compared to First Quarter 2018 primarily due to aggregate increases of $20.5 million due to aggregate net increases in population with our federal clients, transportation services and/or rates. We also had increases of $14.7 million resulting from the activation of our contracts at our company-owned Eagle Pass Detention Facility in Eagle Pass, Texas and our company-owned Montgomery Processing Center in Conroe, Texas. These increases were partially offset by net decreases of $3.4 million at certain of our facilities due to contract terminations.

The number of compensated mandays in U.S. Corrections & Detention facilities was approximately 5.8 million in First Quarter 2019 and 5.6 million in First Quarter 2018. We experienced an aggregate net increase of approximately 200,000 mandays as a result of population increases with our federal clients and our contract activations discussed above, offset by contract terminations. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Corrections & Detention facilities was 96.5% and 94.0% of capacity in the First Quarter 2019 and First Quarter 2018, respectively, excluding idle facilities.

GEO Care

Revenues increased in First Quarter 2019 compared to First Quarter 2018 primarily due to aggregate increases of $15.8 million primarily due to increases in average client and participant counts under our ISAP and electronic monitoring services as well as census levels at certain of our community-based and reentry centers. These increases were partially offset by $2.0 million related to contract terminations/closures of underutilized facilities.

International Services

Revenues for International Services in First Quarter 2019 compared to First Quarter 2018 decreased by $1.9 million. We experienced a net increase of $5.1 million in performance which was primarily attributable to our Australian subsidiary’s Ravenhall correctional facility project which began operations during the fourth quarter of 2017 and continued to ramp up in 2018. This increase was partially offset by a decrease in revenue in connection with the transition of our Parklea Correctional Centre to a new operator in March 2019. Additionally, we had a decrease due to foreign exchange rate fluctuations of $7.1 million resulting from the strengthening of the U.S. dollar against certain international currencies.

Facility Construction & Design

Beginning in the fourth quarter of 2018 and into 2019, we had facility construction & design services related to an expansion project at our Fulham Correctional Centre in Australia which is expected to be completed in the third quarter of 2020. There is no margin associated with the expansion.

Operating Expenses

	2019	% of Segment Revenues	2018	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$292,429	74.9%	$270,448	75.4%	$21,981	8.1%
GEO Care	104,406	67.9%	96,076	68.6%	8,330	8.7%
International Services	58,072	90.4%	60,185	91.0%	(2,113)	(3.5)%
Facility Construction & Design	2,090	100.0%	—	—%	2,090	—%

Total	$456,997	74.8%	$426,709	75.5%	$30,288	7.1%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and community-based facilities.

U.S. Corrections & Detention

Operating expenses for U.S. Corrections & Detention increased by $22.0 million in First Quarter 2019 compared to First Quarter 2018. The increase was primarily due to aggregate net increases in population, transportation services and the variable costs associated with those services of $15.9 million. We also experienced increases of $9.1 million resulting from the activation of our contracts at our company-owned Eagle Pass Detention Facility in Eagle Pass, Texas and our company-owned Montgomery Processing Center in Conroe, Texas. These increases were partially offset by decreases of $3.0 million at certain of our facilities primarily due to contract terminations.

GEO Care

Operating expenses for GEO Care increased by $8.3 million during First Quarter 2019 from First Quarter 2018 primarily due to $10.8 million of increases in average client and participant counts under our ISAP and electronic monitoring services as well as census levels at certain of our community-based and reentry centers. These increases were partially offset by decreases of $2.5 million due to net decreases in census levels at certain of our community-based and reentry centers as well as contract terminations/closures of underutilized facilities.

International Services

Operating expenses for International Services in First Quarter 2019 compared to First Quarter 2018 decreased by $2.1 million. We experienced a net increase of $4.3 million primarily attributable to our Australian subsidiary’s Ravenhall correctional facility project which began operations during the fourth quarter of 2017 and continued to ramp up in 2018. This increase was partially offset by a decrease in operating expenses in connection with the transition of our Parklea Correctional Centre to a new operator in March 2019. Additionally, we had a decrease due to foreign exchange rate fluctuations of $6.4 million resulting from the strengthening of the U.S. dollar against certain international currencies.

Facility Construction & Design

Beginning in the fourth quarter of 2018 and into 2019, we had facility construction & design services related to an expansion project at our Fulham Correctional Centre in Australia which is expected to be completed in the third quarter of 2020. There is no margin associated with the expansion.

Depreciation and Amortization

	2019	% of Segment Revenue	2018	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$21,157	5.4%	$19,045	5.3%	$2,112	11.1%
GEO Care	10,899	7.1%	12,310	8.8%	(1,411)	(11.5)%
International Services	413	0.6%	571	0.9%	(158)	(27.7)%

Total	$32,469	5.3%	$31,926	5.7%	$543	1.7%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense increased in First Quarter 2019 compared to First Quarter 2018 primarily due the activation of our contracts at our company-owned Eagle Pass Detention Facility in Eagle Pass, Texas and our company-owned Montgomery Processing Center in Conroe, Texas as well as renovations made at several of our other facilities.

GEO Care

GEO Care depreciation and amortization expense decreased in First Quarter 2019 compared to First Quarter 2018 primarily due to certain assets becoming fully depreciated and/or amortized.

International Services

Depreciation and amortization expense decreased slightly in First Quarter 2019 compared to First Quarter 2018 as a result of certain assets becoming fully depreciated and there were no significant expansions or renovations during 2018 or 2019 at our international subsidiaries.

Other Unallocated Operating Expenses

	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$46,424	7.6%	$41,832	7.4%	$4,592	11.0%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased in First Quarter 2019 compared to First Quarter 2018. The increase is primarily due to increases related to higher non-cash stock-based compensation expense of $0.9 million as well as normal personnel and compensation adjustments, professional, consulting, business development and other administrative expenses in the aggregate of $3.7 million.

Non Operating Expenses

Interest Income and Interest Expense

	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$8,396	1.4%	$9,099	1.6%	$(703)	(7.7)%
Interest Expense	$40,280	6.6%	$35,869	6.3%	$4,411	12.3%

Interest income decreased in the First Quarter 2019 compared to First Quarter 2018 primarily due to a lower balance on our contract receivable related to our correctional facility project in Ravenhall, Australia.

Interest expense increased in First Quarter 2019 compared to First Quarter 2018 primarily due to increased net interest expense attributable to higher interest rates as well as higher overall debt balances. Refer to Note 11- Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Income Tax Provision

	2019	Effective Rate	2018	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$4,840	11.3%	$4,755	12.6%	$85	1.8%

The provision for income taxes during First Quarter 2019 was similar compared to First Quarter 2018 while our effective tax rate decreased. The decrease in the effective tax rate is primarily due to a change in the composition of our income. Additionally, in the First Quarter of 2019, there was a $0.5 million discrete tax expense which was $1.2 million in the First Quarter of 2018 related to stock compensation that vested during the respective period. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. Our wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be in the range of approximately 9% to 11% exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$2,596	0.4%	$1,995	0.4%	$601	30.1%

Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates during First Quarter 2019 compared to First Quarter 2018 increased primarily due to more favorable performance by GEOAmey.

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

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing capital projects will be approximately $218 million of which $195 million was spent through March 31, 2019. We estimate that the remaining capital requirements related to these capital projects will be $23 million which will be spent through 2019.

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

As of March 31, 2019, we had approximately $784 million in aggregate borrowings outstanding, net of discount, under the Term Loan and approximately $530 million in borrowings under the Revolver, and approximately $62 million in letters of credit which left approximately $308 million in additional borrowing capacity under the Revolver. Refer to Note 11 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

In connection with a design and build correctional facility project agreement in Ravenhall, Australia with the State of Victoria, in September 2014, we entered into a syndicated facility agreement (the “Construction Facility”) with National Australia Bank Limited to provide debt financing for construction of the project. The project was completed during the fourth quarter of 2017. The Construction Facility provided for non-recourse funding up to AUD 791.0 million, or approximately $561.6 million, based on exchange rates as of March 31, 2019. The term of the Construction Facility is through September 2019 and bears interest at a variable rate quoted by certain Australian banks plus 200 basis points. The Company intends to refinance the Construction Facility prior to September 2019. As of March 31, 2019, approximately $318 million was outstanding under the Construction Facility.

In addition to the debt outstanding under the Credit Facility, the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875.% Senior Notes due 2022 and the 5.875% Senior Notes due 2024, we also have significant debt obligations which, although these obligations are non-recourse to us, require cash expenditures for debt service. Our significant debt obligations could have material consequences. See “Risk Factors-Risks Related to Our High Level of Indebtedness” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. We are exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. We also have guaranteed certain obligations for certain of our international subsidiaries. These non-recourse obligations, commitments and contingencies and guarantees are further discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Refer to Note 11 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our indebtedness.

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

We plan to fund all of our capital needs, including distributions of our REIT taxable income in order to maintain our REIT qualification, and capital expenditures, from cash on hand, cash from operations, borrowings under our Credit Facility and any other financings which our management and Board, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under the $900.0 million Revolver. Our management believes that cash on hand, cash flows from operations and availability under our Credit Facility will be adequate to support our capital requirements for 2019 as disclosed under “Capital Requirements” above.

Stock Buyback Program

Refer to Note 7 - Shareholders’ Equity of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Prospectus Supplement

Refer to Note 7 - Shareholders’ Equity of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Executive Retirement Agreement

We have a non-qualified deferred compensation agreement with our Chief Executive Officer (“CEO”). The current agreement, as amended, provides for a lump sum payment upon retirement, no sooner than age 55. Our CEO has reached age 55 and is eligible to receive the payment upon retirement. If our CEO had retired as of March 31, 2019, we would have had to pay him approximately $8.6 million. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity.

Off-Balance Sheet Arrangements

Except as discussed in the notes to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q, we do not have any off-balance sheet arrangements.

Cash Flow

Cash, cash equivalents and restricted cash and cash equivalents as of March 31, 2019 was $123.8 million, compared to $109 million as of March 31, 2018.

Operating Activities

Cash provided by operating activities amounted to $99.0 million for the three months ended March 31, 2019 versus cash provided by operating activities of $69.7 million for the three months ended March 31, 2018. Cash provided by operating activities during the three months ended March 31, 2019 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, discount and/or premium and other non-cash interest, and stock-based compensation expense. Equity in earnings of affiliates, net of tax negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by $27.5 million, representing a positive impact on cash. The decrease was primarily driven by the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities decreased by $14.8 million which negatively impacted cash. The decrease was primarily driven by the timing of payments. Additionally, cash provided by operating activities for the three months ended March 31, 2019 was positively impacted by a decrease in changes in contract receivable related to our correctional facility in Ravenhall, Australia of $1.4 million which was a result of the timing of interest accruals and payments made towards the contract receivable.

Cash provided by operating activities during the three months ended March 31, 2018 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, discount and/or premium and other non-cash interest, and stock-based compensation expense. Equity in earnings of affiliates, net of tax negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by $7.5 million, representing a positive impact on cash. The decrease was primarily driven by the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities decreased by $17.6 million which negatively impacted cash. The decrease was primarily driven by the timing of payments. Additionally, cash provided by operating activities for the three months ended March 31, 2018 was positively impacted by a decrease in changes in contract receivable related to our prison project in Ravenhall, Australia of $6.3 million which was a result of payments made towards the contract receivable now that the facility is in operation.

Investing Activities

Cash used in investing activities of $29.4 million during the three months ended March 31, 2019 was primarily the result of capital expenditures of $28.1 million. Cash used in investing activities of $44.4 million during the three months ended March 31, 2018 was primarily the result of capital expenditures of $52.1 million.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2019 was approximately $30.7 million compared to cash used in financing activities of $49.0 million during the three months ended March 31, 2018. Cash used in financing activities during the three months ended March 31, 2019 was primarily the result of dividends paid of $57.9 million, payments on long-term debt of $96.9 million and payments on non-recourse debt of $2.1 million. These decreases were partially offset by proceeds from long-term debt of $130.0 million. Cash used in financing activities during the three months ended March 31, 2018 was primarily the result of proceeds from long-term debt of $102.0 million. This increase was partially offset by a decrease for dividends paid of $58.2 million, payments for repurchases of our common stock of $40.2 million, payments on long-term debt of $43.0 million and payments on non-recourse debt of $5.6 million.

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

We also present Normalized Funds From Operations, or Normalized FFO, and Adjusted Funds from Operations, or AFFO, as supplemental non-GAAP financial measures of real estate investment trusts’ operating performance.

Normalized FFO is defined as FFO adjusted for certain items which by their nature are not comparable from period to period or that tend to obscure the Company’s actual operating performance, including for the periods presented the Net Tax Cuts and Jobs Act impact and the tax effect of adjustments to FFO.

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

Our reconciliation of net income attributable to The GEO Group, Inc. to FFO, Normalized FFO and AFFO for the three months ended March 31, 2019 and 2018 is as follows (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Net income attributable to The GEO Group, Inc.	$40,705	$34,987
Add (Subtract):
Real estate related depreciation and amortization	18,103	17,388
(Gain)/loss on real estate assets	1,497	(98)

NAREIT Defined FFO	$60,305	$52,277
Add (Subtract):
Net Tax Cuts and Jobs Act Impact	—	304
Tax effect of adjustments to Funds From Operations *	(45)	—

Normalized Funds from Operations	$60,260	$52,581

Add (Subtract):
Non-real estate related depreciation and amortization	14,366	14,538
Consolidated maintenance capital expenditures	(3,634)	(5,323)
Stock-based compensation expense	6,727	5,827
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	2,563	2,138

Adjusted Funds from Operations	$80,282	$69,761

*	Tax effect of adjustments relate to gain/loss on real estate assets

Outlook

The following discussion contains statements that are not historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statements. Please refer to “Part I - Item 1A. Risk Factors” and the “Forward Looking Statements - Safe Harbor” sections in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as well as the “Forward-Looking Statements - Safe Harbor” section and other disclosures contained in this Form 10-Q for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.

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

Internationally, we are exploring a number of opportunities in our current markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk. On March 29, 2018, we announced that our transportation joint venture in the United Kingdom, GEO Amey, has signed a contract with Scottish Prison Service for the provision of court custody and prisoner escort services in Scotland. The contract will have a base term of eight years effective January 26, 2019 with a renewal option of four years and is expected to have an average annual revenue of approximately $39 million. In New South Wales, Australia we are developing a 489-bed expansion at the Junee Correctional Centre which is expected to be completed during the forth quarter of 2019. We are also constructing a 137-bed expansion at the Fulham Correctional Centre in Victoria, Australia. With respect to the Parklea Correctional Centre in Australia, we were unfortunately unsuccessful during the current competitive rebid process and have transitioned the management contract in March of 2019. In addition, we were recently informed by the State of Queensland, Australia that the Arthur Gorrie Correctional Centre will be transitioned to government operation between the end of 2019 and the first quarter of 2020.

With respect to our reentry services, electronic monitoring services, and youth services business conducted through our GEO Care business segment, we are currently pursuing a number of business development opportunities. Related to opportunities for community-based reentry services, we are working with our existing federal, state, and local correctional clients to leverage new opportunities for both residential reentry facilities as well as non-residential day reporting centers. We continue to expend resources on informing federal, state and local governments about the benefits of public-private partnerships, and we anticipate that there will be new opportunities in the future as those efforts continue to yield results. We believe we are well positioned to capitalize on any suitable opportunities that become available in this area.

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related costs represented 57.6% of our operating expenses during the three months ended March 31, 2019. Additional significant operating expenses include food, utilities and inmate medical costs. During the three months ended March 31, 2019, operating expenses totaled 74.8% of our consolidated revenues. We expect our operating expenses as a percentage of revenues in 2019 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2019, we will incur carrying costs for facilities that are currently vacant. As of March 31, 2019, our worldwide operations include the management and/or ownership of approximately 95,000 beds at 134 correctional and detention facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 210,000 offenders and pretrial defendants, including approximately 100,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During the three months ended March 31, 2019, general and administrative expenses totaled 7.6% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenues in 2019 to remain consistent or decrease as a result of cost savings initiatives. We expect business development costs to remain consistent or increase slightly as we pursue additional business development opportunities in all of our business lines. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

Idle Facilities

We are currently marketing approximately 2,300 vacant beds at three of our U.S. Corrections & Detention idle facilities to potential customers. The annual carrying cost of our idle facilities in 2019 is estimated to be $11.5 million, including depreciation expense of $1.0 million. As of March 31, 2019, these three facilities had a net book value of $27.8 million. In May 2019, the Company entered into a contract for the reactivation of its company-owned 1,800-bed North Lake Correctional Facility located in Baldwin, Michigan which was included in its idle facilities being marketed at March 31, 2019. The contract is expected to generate approximately $37 million in incremental annualized revenues. Refer to Note 17 - Subsequent Events of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion. We currently do not have any firm commitment or agreement in place to activate the remaining facilities. Historically, some facilities have been idle for multiple years before they received a new contract award as was the case for our company-owned North Lake Correctional Facility as discussed above. These idle facilities are included in the U.S. Corrections & Detention segment. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if all three remaining idle facilities were to be activated using our U.S. Corrections & Detention average per diem rate in 2019 (calculated as the U.S. Corrections & Detention revenue divided by the number of U.S. Corrections & Detention mandays) and based on the average occupancy rate in our U.S. Corrections & Detention facilities through March 31, 2019, we would expect to receive incremental annualized revenue of approximately $55 million and an annualized increase in earnings per share of approximately $0.05 to $0.10 per share based on our average U.S. Corrections and Detention operating margin.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Credit Facility. Payments under the Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Credit Facility of approximately $1,314 million and approximately $62 million in outstanding letters of credit, as of March 31, 2019, for every one percent increase in the average interest rate applicable to the Credit Facility, our total annual interest expense would increase by approximately $13 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the Australian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at March 31, 2019, every 10 percent change in historical currency rates would have approximately a $5.3 million effect on our financial position and approximately a $1 million impact on our results of operations during the three months ended March  31, 2019.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. With respect to the adoption of ASC Topic 842, “Leases” on January 1, 2019, we implemented certain internal controls to ensure we adequately evaluated our lease contracts and properly assessed the impact of the new accounting standard on our financial statements, including relevant disclosures, to facilitate this adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting during the quarter ended March 31, 2019 due to the adoption of this standard. Refer to Note 2 - Leases of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional disclosures required under the new standard.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information required herein is incorporated by reference from Note 12 - Commitments, Contingencies and Other in the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS.

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. Set forth below is a discussion of the material changes in our risk factors previously disclosed in the 2018 Form 10-K. The information below updates, and should be read in conjunction with, the risk factors in our 2018 Form 10-K. We encourage you to read these risk factors in their entirety.

Public resistance to the use of public-private partnerships for correctional, detention and community-based facilities could result in our inability to obtain new contracts or the loss of existing contracts, impact our ability to obtain or refinance debt financing or enter into commercial arrangements, which could have a material adverse effect on our business, financial condition and results of operations.

The management and operation of correctional, detention and community-based facilities under public-private partnerships has not achieved complete acceptance by either government agencies or the public. Some governmental agencies have limitations on their ability to delegate their traditional management responsibilities for such facilities to private companies or they may be instructed by a governmental agency or authority overseeing them to reduce their utilization or scope of public-private partnerships or undertake additional reviews of their public-private partnerships. Additional legislative or policy changes or prohibitions could occur that further increase these limitations or instructions. In addition, the movement toward using public-private partnerships for such facilities has encountered resistance from groups which believe that correctional, detention and community-based facilities should only be operated by governmental agencies. For example, JP Morgan Chase and Wells Fargo recently announced that they will not be renewing existing agreements or entering into new agreements with companies that operate correctional, detention and community-based facilities pursuant to public-private partnerships. While we believe we will continue to have access to cost-effective capital to support the growth and expansion of our high-quality services, if other banks or third parties that currently provide us with debt financing or that we do business with decide in the future to cease providing us with debt financing or doing business with us, such determinations could have a material adverse effect on our business, financial condition and results of operations. Increased public resistance to the use of public-private partnerships for correctional, detention and community-based facilities in any of the markets in which we operate, as a result of these or other factors, could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
January 1, 2019 - January 31, 2019	—	$—	—	$104.8
February 1, 2019 - February 28, 2019	—	$—	—	$104.8
March 1, 2019 - March 31, 2019	197,591	$23.60	—	$104.8

Total	197,591		—

(1)

The Company withheld 197,591 shares through net share settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees. These purchases were not made as part of a publicly announced plan or program.

(2)

On February 14, 2018, we announced that our Board of Directors authorized a stock buyback program authorizing us to repurchase up to $200.0 million of our shares of common stock. The program is effective through October 20, 2020. There were no shares of our common stock repurchased under the stock buyback program during the three months ended March 31, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

(A) Exhibits

10.1	Senior Officer Employment Agreement, dated July 21, 2014, by and between the Company and Ann Schlarb†*

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
†	Management contract or compensatory plan, contract or agreement as defined in Item 402(a)(3) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date: May 6, 2019	/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer
(duly authorized officer and principal financial officer)