Form 10-Q
period 2019-06-30
GEO GROUP INC
filed 2019-08-02
CIK 923796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 1-14260
_____________________________________________
The GEO Group, Inc.
(Exact name of registrant as specified in its charter)
_____________________________________________

Florida			65-0043078
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)

4955 Technology Way	Boca Raton	Florida	33431
(Address of principal executive offices)			(Zip Code)
(561) 893-0101
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year if changed since last report)
_____________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	GEO	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☑

As of July 31, 2019, the registrant had 121,251,948 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2019 AND 2018
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues	$613,966	$583,509	$1,224,633	$1,148,426
Operating expenses	453,168	437,797	910,165	864,506
Depreciation and amortization	32,352	31,313	64,821	63,239
General and administrative expenses	47,271	47,448	93,695	89,280
Operating income	81,175	66,951	155,952	131,401
Interest income	8,045	8,667	16,441	17,766
Interest expense	(38,932)	(36,345)	(79,212)	(72,214)
Loss on extinguishment of debt	(5,741)	(574)	(5,741)	(574)
Income before income taxes and equity in earnings of affiliates	44,547	38,699	87,440	76,379
Provision for income taxes	4,532	3,715	9,372	8,470
Equity in earnings of affiliates, net of income tax provision (benefit) of $357, $(269), $716 and $436, respectively	1,821	2,341	4,417	4,336
Net income	41,836	37,325	82,485	72,245
Net loss attributable to noncontrolling interests	78	96	134	163
Net income attributable to The GEO Group, Inc.	$41,914	$37,421	$82,619	$72,408

Weighted-average common shares outstanding:
Basic	119,168	120,274	118,972	121,017
Diluted	119,544	120,659	119,517	121,461
Net income per common share attributable to The GEO Group, Inc.:
Basic:
Net income per common share attributable to The GEO Group, Inc. - basic	$0.35	$0.31	$0.69	$0.60
Diluted:
Net income per common share attributable to The GEO Group, Inc. - diluted	$0.35	$0.31	$0.69	$0.60
Dividends declared per share	$0.48	$0.47	$0.96	$0.94

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2019 AND 2018
(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$41,836	$37,325	$82,485	$72,245
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	29	(5,061)	1,761	(4,540)
Pension liability adjustment, net of tax provision of $11, $491, $22 and $463, respectively	42	625	(605)	730
Change in fair value of derivative instrument classified as cash flow hedge, net of tax provision of $809, $402, $1,014 and $532, respectively	4,583	2,278	5,746	3,014
Total other comprehensive income (loss), net of tax	4,654	(2,158)	6,902	(796)
Total comprehensive income	46,490	35,167	89,387	71,449
Comprehensive loss attributable to noncontrolling interests	73	117	129	176
Comprehensive income attributable to The GEO Group, Inc.	$46,563	$35,284	$89,516	$71,625

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2019 AND DECEMBER 31, 2018
(In thousands, except share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$21,561	$31,255
Restricted cash and cash equivalents	56,343	51,678
Accounts receivable, less allowance for doubtful accounts of $4,228 and $4,183, respectively	394,720	445,526
Contract receivable, current portion	13,944	15,535
Prepaid expenses and other current assets	46,316	57,768
Total current assets	532,884	601,762
Restricted Cash and Investments	27,358	22,431
Property and Equipment, Net	2,148,225	2,158,610
Assets Held for Sale	4,607	2,634
Contract Receivable	365,208	368,178
Operating Lease Right-of-Use Assets, Net	132,016	—
Deferred Income Tax Assets	29,924	29,924
Goodwill	776,357	776,359
Intangible Assets, Net	221,222	232,360
Other Non-Current Assets	70,337	65,860
Total Assets	$4,308,138	$4,258,118
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$91,257	$93,032
Accrued payroll and related taxes	71,369	76,009
Accrued expenses and other current liabilities	189,083	204,170
Operating lease liabilities, current portion	32,077	—
Current portion of finance lease liabilities, long-term debt and non-recourse debt	25,866	332,027
Total current liabilities	409,652	705,238
Deferred Income Tax Liabilities	13,681	13,681
Other Non-Current Liabilities	81,812	82,481
Operating Lease Liabilities	102,844	—
Finance Lease Liabilities	3,779	4,570
Long-Term Debt	2,354,526	2,397,227
Non-Recourse Debt	320,306	15,017
Commitments and Contingencies (Note 12)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 187,500,000 shares authorized, 125,422,811 and 124,794,986 issued and 121,212,557 and 120,584,732 outstanding, respectively	1,254	1,248
Additional paid-in capital	1,220,242	1,210,916
Distributions in excess of earnings	(87,339)	(52,868)
Accumulated other comprehensive loss	(16,716)	(23,618)
Treasury stock, 4,210,254 shares, at cost	(95,175)	(95,175)
Total shareholders’ equity attributable to The GEO Group, Inc.	1,022,266	1,040,503
Noncontrolling interests	(728)	(599)
Total shareholders’ equity	1,021,538	1,039,904
Total Liabilities and Shareholders’ Equity	$4,308,138	$4,258,118

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
FOR THE SIX MONTHS ENDED
JUNE 30, 2019 AND 2018
(In thousands)

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash Flow from Operating Activities:
Net income	$82,485	$72,245
Net loss attributable to noncontrolling interests	134	163
Net income attributable to The GEO Group, Inc.	82,619	72,408
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	64,821	63,239
Stock-based compensation	12,180	10,787
Loss on extinguishment of debt	5,741	574
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	5,023	3,992
Provision for doubtful accounts	259	525
Equity in earnings of affiliates, net of tax	(4,417)	(4,336)
Dividends received from unconsolidated joint venture	3,088	3,957
Loss (gain) on sale/disposal of property and equipment, net	1,972	(1,001)
Loss on assets held for sale	1,083	—
Changes in assets and liabilities, net of effects of acquisitions:
Changes in accounts receivable, prepaid expenses and other assets	38,866	19,838
Changes in contract receivable	3,151	(4,919)
Changes in accounts payable, accrued expenses and other liabilities	2,681	15,189
Net cash provided by operating activities	217,067	180,253
Cash Flow from Investing Activities:
Insurance proceeds - damaged property	10,761	4,036
Proceeds from sale of property and equipment	304	1,717
Proceeds from sale of assets held for sale	—	3,797
Change in restricted investments	(4,816)	(1,490)
Capital expenditures	(55,410)	(107,064)
Net cash used in investing activities	(49,161)	(99,004)
Cash Flow from Financing Activities:
Proceeds from long-term debt	170,000	245,000
Payments on long-term debt	(213,926)	(134,000)
Payments on non-recourse debt	(326,942)	(7,490)
Proceeds from non-recourse debt	326,127	—
Taxes paid related to net share settlements of equity awards	(4,177)	(4,391)
Proceeds from issuance of common stock in connection with ESPP	252	264
Payment for repurchases of common stock	—	(70,446)
Debt issuance costs	(9,937)	(990)
Proceeds from the exercise of stock options	1,077	1,372
Cash dividends paid	(116,122)	(115,017)
Net cash used in financing activities	(173,648)	(85,698)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	824	(1,881)
Net Decrease in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(4,918)	(6,330)
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	84,472	133,545
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$79,554	$127,215
Supplemental Disclosures:
Non-cash Investing and Financing activities:
Right-of-use assets obtained from operating lease liabilities upon adoption of new lease standard (Refer to Note 2 - Leases)	$147,000	$—
Capital expenditures in accounts payable and accrued expenses	$6,442	$5,408

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) is a fully-integrated real estate investment trust (“REIT”) specializing in the design, financing, development and operation of correctional facilities, processing centers and community reentry centers in the United States, Australia, South Africa and the United Kingdom. The Company owns, leases and operates a broad range of facilities including maximum, medium and minimum security facilities, processing centers, as well as community-based reentry facilities and offers an expanded delivery of rehabilitation services under its 'GEO Continuum of Care' platform. The 'GEO Continuum of Care' program integrates enhanced rehabilitative programs, which are evidence-based and include cognitive behavioral treatment and post-release services, and provides academic and vocational classes in life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for individuals as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). At June 30, 2019, the Company’s worldwide operations include the management and/or ownership of approximately 97,000 beds at 133 facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 210,000 individuals, including approximately 100,000 through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

The Company's unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2019 for the year ended December 31, 2018. The accompanying December 31, 2018 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2018. Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported financial position, results of operations or cash flows. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results for the entire year ending December 31, 2019, or for any other future interim or annual periods.

2. LEASES

On January 1, 2019, the Company adopted Accounting Standard Update ("ASU") No. 2016-02, "Leases" (Topic 842) which requires that entities record lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The Company implemented the new standard using the transition method that provided for adoption on the adoption date and recognizing a cumulative-effect adjustment to retained earnings, if any, upon adoption. Therefore, the consolidated financial statements for the three and six months ended June 30, 2019 are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with the Company's historical accounting policy. Refer to Note 15 - Recent Accounting Pronouncements for further information.

The Company has operating and finance leases for facilities, ground leases, office space, computers, copier equipment and transportation vehicles that have remaining lease terms of one year to seventy-seven years, some of which include options to extend the lease for up to ten years. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of the lease payments over the term of the lease. Many of GEO's leases include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Only renewal or termination options that are reasonably certain to be exercised by the Company are included in the lease term which is used in the calculation of lease liabilities and right-of-use assets. GEO does not typically enter into lease agreements that contain a residual guarantee or that provide for variable lease payments.

When available, GEO uses the rate implicit in the lease to discount lease payments to present value, however, most of GEO's lease agreements do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Lease related assets and liabilities are recorded on the balance sheet as follows (in thousands):

	Classification on the Balance Sheet	June 30, 2019
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$132,016
Finance lease assets	Property and Equipment, Net	3,391
Total lease assets		$135,407

Liabilities
Current
Operating	Operating lease liabilities, current portion	$32,077
Finance [1]	Current portion of finance liabilities, long-term debt and non-recourse debt	1,550
Noncurrent
Operating	Operating Lease Liabilities	102,844
Finance [1]	Finance Lease Liabilities	3,779
Total lease liabilities		$140,250

[1] Also refer to Note 11 - Debt.

Certain information related to the lease costs for finance and operating leases is presented as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$11,738	$24,230
Finance lease cost:
Amortization of right-of-use assets	256	512
Interest on lease liabilities	68	181
Total finance lease cost	324	693
Short-term lease cost	1,640	3,555
Total Lease Cost	$13,702	$28,478

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$12,400	$25,016
Operating cash flows for finance leases	$68	$181
Financing activities for finance leases	$396	$790
Right-of-use assets obtained in exchange for new operating lease liabilties	$3,154	$6,318

Weighted average remaining lease term:
Operating leases	7.3 years
Finance leases	3.4 years
Weighted average discount rate:
Operating leases	4.74%
Finance leases	8.27%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities and finance lease liabilities recorded on the balance sheet as of June 30, 2019 (in thousands).

	Operating Leases	Finance Leases
2019	$20,548	$965
2020	31,861	1,934
2021	24,100	1,936
2022	17,521	1,234
2023	14,189	—
Thereafter	53,661	—
Total minimum lease payments	161,880	6,069
Less: amount of lease payment representing interest	(26,959)	(740)
Present value of future minimum lease payments	134,921	5,329
Less: current obligations under leases	(32,077)	(1,550)
Long-term lease obligations	$102,844	$3,779

3. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its various business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company's goodwill balances from January 1, 2019 to June 30, 2019 are as follows (in thousands):

	January 1, 2019	Foreign Currency Translation	June 30, 2019
GEO Secure Services	$316,366	$—	$316,366
GEO Care	459,589	—	459,589
International Services	404	(2)	402
Total Goodwill	$776,359	$(2)	$776,357

The Company has also recorded other finite and indefinite-lived intangible assets as a result of its various business combinations. The Company's intangible assets include facility management contracts, covenants not to compete, trade names and technology, as follows (in thousands):

		June 30, 2019			December 31, 2018
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	16.3	$308,515	$(137,909)	$170,606	$308,419	$(127,481)	$180,938
Covenants not to compete	1	—	—	—	700	(700)	—
Technology	7.3	33,700	(28,284)	5,416	33,700	(27,478)	6,222
Trade names (Indefinite lived)	Indefinite	45,200	—	45,200	45,200	—	45,200
Total acquired intangible assets		$387,415	$(166,193)	$221,222	$388,019	$(155,659)	$232,360

Amortization expense was $11.2 million and $11.7 million for the six months ended June 30, 2019 and 2018, respectively. Amortization expense was primarily related to the GEO Secure Services (formerly known as U.S. Corrections & Detention) and GEO Care segments' amortization of acquired facility management contracts. As of June 30, 2019, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 1.5 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the current contractual periods.
Estimated amortization expense related to the Company's finite-lived intangible assets for the remainder of 2019 through 2023 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2019	$11,171
2020	22,306
2021	19,782
2022	18,273
2023	13,632
Thereafter	90,858
$176,022

4. FINANCIAL INSTRUMENTS
The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

		Fair Value Measurements at June 30, 2019
	Carrying Value at June 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment:
Rabbi Trust	$25,708	$—	$25,708	$—
Fixed income securities	1,881	—	1,881	—

		Fair Value Measurements at December 31, 2018
	Carrying Value at December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$20,892	$—	$20,892	$—
Fixed income securities	1,801	—	1,801	—
Liabilities:
Interest rate swap derivatives	$8,638	$—	$8,638	$—

The Company’s Level 2 financial instruments included in the tables above as of June 30, 2019 and December 31, 2018 consist of interest rate swap derivative liabilities held by the Company's Australian subsidiary, the Company's rabbi trust established for GEO employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and an investment in Canadian dollar denominated fixed income securities. On May 22, 2019, the Company terminated the interest rate swap derivative liabilities in connection with a debt refinancing transaction by our Australian subsidiary. Refer to Note 10 - Derivative Financial Instruments and Note 11 - Debt for additional information.
The Australian subsidiary’s interest rate swap derivative liabilities were valued using a discounted cash flow model based on projected Australian borrowing rates. The Company's restricted investment in the rabbi trust is invested in Company-owned life insurance policies which are recorded at their cash surrender values. These investments are valued based on the underlying investments held in the policies' separate account. The underlying assets are equity and fixed income pooled funds that are comprised of Level 1 and Level 2 securities. The Canadian dollar denominated securities, not actively traded, are valued using quoted rates for these and similar securities.
During the six months ended June 30, 2019, the Company transferred certain accounts receivable balances that had a carrying value of approximately $3.0 million to an unrelated third party. The transfer was accounted for as a sale and the Company has no continuing involvement with the transferred assets. The Company received cash proceeds in connection with the sale of approximately $3.0 million, and as such, there was no gain or loss in connection with the transaction.

5. FAIR VALUE OF ASSETS AND LIABILITIES
The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at June 30, 2019 and December 31, 2018 (in thousands):

		Estimated Fair Value Measurements at June 30, 2019
	Carrying Value as of June 30, 2019	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$21,561	$21,561	$21,561	$—	$—
Restricted cash and investments	57,993	57,993	57,993	—	—
Liabilities:
Borrowings under senior credit facility	$1,231,322	$1,206,589	$—	$1,206,589	$—
5.875% Senior Notes due 2022	250,000	247,275	—	247,275	—
5.125% Senior Notes due 2023	300,000	269,220	—	269,220	—
5.875% Senior Notes due 2024	250,000	221,240	—	221,240	—
6.00% Senior Notes due 2026	350,000	305,620	—	305,620	—
Non-recourse debt	342,233	339,188	—	339,188	—

		Estimated Fair Value Measurements at December 31, 2018
	Carrying Value as of December 31, 2018	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$31,255	$31,255	$31,255	$—	$—
Restricted cash and investments	53,217	53,217	50,499	2,718	—
Liabilities:
Borrowings under senior credit facility	$1,273,965	$1,188,196	$—	$1,188,196	$—
5.875% Senior Notes due 2022	250,000	244,550	—	244,550	—
5.125% Senior Notes due 2023	300,000	271,992	—	271,992	—
5.875% Senior Notes due 2024	250,000	224,590	—	224,590	—
6.00% Senior Notes due 2026	350,000	310,177	—	310,177	—
Non-recourse debt	340,910	348,274	—	348,274	—

The fair values of the Company’s cash and cash equivalents, and restricted cash approximates the carrying values of these assets at June 30, 2019 and December 31, 2018. Restricted cash consists of money market funds, bank deposits, commercial paper and time deposits used for asset replacement funds and other funds contractually required to be maintained at the Company's Australian subsidiary. The fair value of the money market funds and bank deposits is based on quoted market prices (Level 1) and the fair value of commercial paper and time deposits is based on market prices for similar instruments (Level 2).
The fair values of the Company's 5.875% senior unsecured notes due 2022 ("5.875% Senior Notes due 2022"), 5.875% senior unsecured notes due 2024 ("5.875% Senior Notes due 2024"), 6.00% senior unsecured notes due 2026 (“6.00% Senior Notes”), and the 5.125% senior unsecured notes due 2023 ("5.125% Senior Notes"), although not actively traded, are based on published financial data for these instruments. The fair values of the Company's non-recourse debt related to the Washington Economic Development Finance Authority ("WEDFA") and the Company’s Australian subsidiary are estimated based on market prices of similar instruments. The fair value of borrowings under the senior credit facility is based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.

6. RESTRICTED CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 30, 2019	June 30, 2018
Cash and Cash Equivalents	$21,561	$65,451
Restricted cash and cash equivalents - current	56,343	58,720
Restricted cash and investments - non-current	27,358	25,297
Less Restricted investments - non-current	(25,708)	(22,253)
Total cash, cash equivalents and restricted cash and cash equivalents shown in the statement of cash flows	$79,554	$127,215

Amounts included in restricted cash and cash equivalents are attributable to certain contractual cash restriction requirements at the Company's wholly owned Australian subsidiary related to non-recourse debt and asset replacement funds contractually required to be maintained and other guarantees. Restricted investments - non-current (included in Restricted Cash and Investments in the accompanying consolidated balance sheets) consists of the Company's rabbi trust established for employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and is not considered to be a restricted cash equivalent. Refer to Note 4 - Financial Instruments.

7. SHAREHOLDERS’ EQUITY

The following table presents the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Common shares		Additional Paid-In	Distributions in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interests	Equity
Balance, January 1, 2019	120,585	$1,248	$1,210,916	$(52,868)	$(23,618)	4,210	$(95,175)	$(599)	$1,039,904
Proceeds from exercise of stock options	22	—	333	—	—	—	—	—	333
Stock-based compensation expense	—	—	6,727	—	—	—	—	—	6,727
Restricted stock granted	778	8	(8)	—	—		—	—	—
Restricted stock canceled	(6)	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	(57,945)	—	—	—	—	(57,945)
Shares withheld for net settlements of share-based awards [1]	(198)	(2)	(4,170)	—	—	—	—	—	(4,172)
Issuance of common stock - ESPP	6	—	124	—	—	—	—	—	124
Transition adjustment for accounting standard adoption [2]	—	—	—	(968)	968	—	—	—	—
Net income (loss)	—	—	—	40,705	—	—	—	(56)	40,649
Other comprehensive income	—	—	—	—	1,284	—	—	—	1,284
Balance, March 31, 2019	121,187	$1,254	$1,213,922	$(71,076)	$(21,366)	4,210	$(95,175)	$(655)	$1,026,904
Proceeds from exercise of stock options	42	—	739	—	—	—	—	—	739
Stock-based compensation expense	—	—	5,453	—	—	—	—	—	5,453
Restricted stock granted	10	—	—	—	—	—	—	—	—
Restricted stock canceled	(32)	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	(58,177)	—	—	—	—	(58,177)
Issuance of common stock - ESPP	6	—	128	—	—	—	—	—	128
Net income (loss)	—	—	—	41,914	—	—	—	(78)	41,836
Other comprehensive income	—	—	—	—	4,650	—	—	5	4,655
Balance, June 30, 2019	121,213	$1,254	$1,220,242	$(87,339)	$(16,716)	4,210	$(95,175)	$(728)	$1,021,538

	Common shares		Additional Paid-In		Earnings in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital		Distributions	Loss	Shares	Amount	Interests	Equity
Balance, January 1, 2018	124,008	$1,240	$1,190,906		$31,541	$(24,446)	—	—	$(322)	$1,198,919
Proceeds from exercise of stock options	15	1	260	—	—	—	—	—	—	261
Stock-based compensation expense	—	—	5,827	—	—	—	—	—	—	5,827
Restricted stock canceled	(9)	—	—	—	—	—	—	—	—	—
Dividends paid	—	—	—		(58,319)	—	—	—	—	(58,319)
Shares withheld for net settlements of share-based awards [1]	(169)	(2)	(4,355)	—	—	—	—	—	—	(4,357)
Issuance of common stock - ESPP	8	—	141	—	—	—	—	—	—	141
Repurchases of common stock	(1,848)	—	—	—	—	—	1,848	(40,182)	—	(40,182)
Net income (loss)	—	—	—		34,987	—	—	—	(67)	34,920
Other comprehensive income	—	—	—		—	1,354	—	—	8	1,362
Balance, March 31, 2018	122,005	$1,239	$1,192,779		$8,209	$(23,092)	1,848	$(40,182)	$(381)	$1,138,572
Proceeds from exercise of stock options	62	—	1,111		—	—	—	—	—	1,111
Stock-based compensation expense	—	—	4,960		—	—	—	—	—	4,960
Restricted stock granted	896	9	(9)		—	—	—	—	—	—
Restricted stock canceled	(19)	—	—		—	—	—	—	—	—
Dividends paid	—	—	—		(56,698)	—	—	—	—	(56,698)
Shares withheld for net settlements of share-based awards [1]	(2)	—	(34)		—	—	—	—	—	(34)
Issuance of common stock - ESPP	4	—	123		—	—	—	—	—	123
Repurchases of common stock	(1,269)	—	—		—	—	1,269	(30,264)	—	(30,264)
Net income (loss)	—	—	—		37,421	—	—	—	(96)	37,325
Other comprehensive income	—	—	—		—	(2,137)	—	—	(21)	(2,158)
Balance, June 30, 2018	121,677	$1,248	$1,198,930		$(11,068)	$(25,229)	3,117	$(70,446)	$(498)	$1,092,937

[1] During the six months ended June 30, 2019 and 2018, the Company withheld shares through net share settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees.

[2] On January 1, 2019, the Company adopted Accounting Standard Update ("ASU") No. 2018-02 "Income Statement-Reporting Comprehensive Income-Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". Refer to Note 15 - Recent Accounting Pronouncements for further information.

REIT Distributions
As a REIT, GEO is required to distribute annually at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain) and began paying regular quarterly REIT dividends in 2013. The amount, timing and frequency of future dividends, however, will be at the sole discretion of GEO's Board of Directors (the "Board”) and will be declared based upon various factors, many of which are beyond GEO's control, including, GEO's financial condition and operating cash flows, the amount required to maintain REIT status, limitations on distributions in GEO's existing and future debt instruments, limitations on GEO's ability to fund distributions using cash generated through GEO's taxable REIT subsidiaries ("TRSs") and other factors that GEO's Board may deem relevant.
During the six months ended June 30, 2019 and the year ended December 31, 2018 GEO declared and paid the following regular cash distributions to its shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Aggregate Payment Amount (in millions)
February 5, 2018	February 16, 2018	February 27, 2018	$0.47	$58.3
April 11, 2018	April 23, 2018	May 3, 2018	$0.47	$57.4
July 10, 2018	July 20, 2018	July 27, 2018	$0.47	$57.2
October 15, 2018	October 26, 2018	November 2, 2018	$0.47	$57.2
February 4, 2019	February 15, 2019	February 22, 2019	$0.48	$57.9
April 3, 2019	April 15, 2019	April 22, 2019	$0.48	$58.2

Stock Buyback Program
On February 14, 2018, the Company announced that its Board authorized a stock buyback program authorizing the Company to repurchase up to a maximum of $200.0 million of its shares of common stock. The stock buyback program will be funded primarily with cash on hand, free cash flow and borrowings under the Company's $900 million revolving credit facility (the "Revolver"). The program is effective through October 20, 2020. The stock buyback program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission ("SEC") requirements. The stock buyback program does not obligate the Company to purchase any specific amount of the Company's common stock and may be suspended or extended at any time at the discretion of the Company's Board. There were no repurchases of shares of the Company's common stock during the six months ended June 30, 2019. The Company believes it has the ability to continue to fund the stock buyback program, its debt service requirements and its maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

Prospectus Supplement

On October 20, 2017, the Company filed with the SEC an automatic shelf registration on Form S-3. Under this shelf registration, the Company may, from time to time, sell any combination of securities described in the prospectus in one or more offerings. Each time that the Company may sell securities, the Company will provide a prospectus supplement that will contain specific information about the terms of that offering and the securities being offered. On November 9, 2017, in connection with the shelf registration, the Company filed with the SEC a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $150 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the six months ended June 30, 2019.

Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in shareholders' equity from transactions and other events and circumstances arising from non-shareholder sources. The Company's total comprehensive income (loss) is comprised of net income attributable to GEO, net income attributable to noncontrolling interests, foreign currency translation adjustments that arise from consolidating foreign operations that do not impact cash flows, net unrealized gains and/or losses on derivative instruments, and pension liability adjustments within shareholders' equity and comprehensive income (loss).

The components of accumulated other comprehensive income (loss) attributable to GEO within shareholders' equity are as follows:

	Six Months Ended June 30, 2019
	(In thousands)
	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc. (1)	Change in fair value of derivatives, net of tax (2)	Pension adjustments, net of tax	Total
Balance, January 1, 2019	$(14,573)	$(5,746)	$(3,299)	$(23,618)
Current-period other comprehensive income (loss) before reclassifications	1,761	1,895	(605)	3,051
Amounts reclassified from other comprehensive income into earnings	—	3,851	—	3,851
Net current-period other comprehensive income (loss)	1,761	5,746	(605)	6,902
Balance, June 30, 2019	$(12,812)	$—	$(3,904)	$(16,716)

(1) The foreign currency translation related to noncontrolling interests was not significant at June 30, 2019 or December 31, 2018.

(2) On May 22, 2019, the Company refinanced the debt associated with its Ravenhall project and terminated the associated interest rate swap derivatives which resulted in the reclassification of $3.9 million into losses that were previously reported in accumulated other comprehensive income (loss). Refer to Note 11 - Debt for additional information.

	Six Months Ended June 30, 2018
	(In thousands)
	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc. (1)	Change in fair value of derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2018	(7,470)	(11,892)	(5,084)	(24,446)
Current-period other comprehensive (loss) income	(4,527)	3,014	730	(783)
Balance, June 30, 2018	(11,997)	(8,878)	(4,354)	(25,229)

(1) The foreign currency translation related to noncontrolling interests was not significant at June 30, 2018 or December 31, 2017.

8. EQUITY INCENTIVE PLANS
The Board adopted The GEO Group, Inc. 2018 Stock Incentive Plan (the "2018 Plan"), which was approved by the Company's shareholders on April 24, 2018. The 2018 Plan replaced the 2014 Stock Incentive Plan (the "2014 Plan"). As of the date the 2018 Plan was adopted, it provided for a reserve of 4,600,000 shares of common stock that may be issued pursuant to awards granted under the 2018 Plan. The Company filed a Form S-8 registration statement related to the 2018 Plan on May 11, 2018.
Stock Options
The Company uses a Black-Scholes option valuation model to estimate the fair value of each time-based or performance-based option awarded. For options granted during the six months ended June 30, 2019, the fair value was estimated using the following assumptions: (i) volatility of 40.69%; (ii) expected term of 5.0 years; (iii) risk free interest rate of 2.44%; and (iv) expected dividend yield of 8.47%. A summary of the activity of stock option awards issued and outstanding under Company plans was as follows for the six months ended June 30, 2019:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at January 1, 2019	1,462	$24.30	7.20	$924
Options granted	391	22.68
Options exercised	(64)	16.93
Options forfeited/canceled/expired	(117)	24.68
Options outstanding at June 30, 2019	1,672	$24.19	7.40	$1,122
Options vested and expected to vest at June 30, 2019	1,569	$24.25	7.29	$—
Options exercisable at June 30, 2019	842	$24.67	5.99	$1,036

On March 1, 2019, the Company granted approximately 391,000 options to certain employees which had a per share grant date fair value of $3.96. For the six months ended June 30, 2019 and June 30, 2018, the amount of stock-based compensation expense related to stock options was $0.5 million and $0.4 million, respectively. As of June 30, 2019, the Company had $2.5 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.9 years.

Restricted Stock
Compensation expense for nonvested stock awards is recorded over the vesting period based on the fair value at the date of grant. Generally, the restricted stock awards vest in equal increments over either a three or four-year period. The fair value of restricted stock awards, which do not contain a market-based vesting condition, is determined using the closing price of the Company's common stock on the date of grant. The Company has historically issued share-based awards with service-based, performance-based and market-based vesting criteria.
A summary of the activity of restricted stock outstanding is as follows for the six months ended June 30, 2019:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at January 1, 2019	2,018	$27.62
Granted	788	23.79
Vested	(698)	24.08
Forfeited/canceled	(38)	24.01
Restricted stock outstanding at June 30, 2019	2,070	$27.29

During the six months ended June 30, 2019, the Company granted approximately 788,000 shares of restricted stock to certain employees and executive officers. Of these awards, 250,000 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2019, 2020 and 2021.
The vesting of these performance-based restricted stock grants are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the shares of restricted stock ("TSR Target Award") can vest at the end of a three year performance period if GEO meets certain total shareholder return ("TSR") performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2019 to December 31, 2021 and (ii) up to 50% of the shares of restricted stock ("ROCE Target Award") can vest at the end of a three year period if GEO meets certain return on capital employed ("ROCE") performance targets over a three year period from January 1, 2019 to December 31, 2021. These market and performance awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the performance-based awards is based on the target awards for both metrics.
The metric related to ROCE is considered to be a performance condition. For share-based awards that contain a performance condition, the achievement of the targets must be probable before any share-based compensation expense is recorded. The Company reviews the likelihood of which the target in the range will be achieved and if deemed probable, compensation expense is recorded at that time. If subsequent to initial measurement there is a change in the estimate of the probability of meeting the performance condition, the effect of the change in the estimated quantity of awards expected to vest is recognized by cumulatively adjusting compensation expense. If ultimately the performance targets are not met, for any awards where vesting was previously deemed probable, previously recognized compensation expense will be reversed in the period in which vesting is no longer deemed probable. The fair value of these awards was determined based on the closing price of the Company's common stock on the date of grant.
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
For the six months ended June 30, 2019 and June 30, 2018, the Company recognized $11.6 million and $10.4 million, respectively, of compensation expense related to its restricted stock awards. As of June 30, 2019, the Company had $35.8 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 2.4 years.
Employee Stock Purchase Plan
The Company previously adopted The GEO Group Inc. 2011 Employee Stock Purchase Plan (the “Plan or "ESPP”) which was approved by the Company's shareholders. The purpose of the Plan, which is qualified under Section 423 of the Internal Revenue Service Code of 1986, as amended, is to encourage stock ownership through payroll deductions by the employees of GEO and designated subsidiaries of GEO in order to increase their identification with the Company’s goals and secure a proprietary interest in the Company’s success. These deductions are used to purchase shares of the Company’s common stock at a 5% discount from the then current market price. The Company has made available up to 750,000 shares of its common stock, which were registered with the SEC on May 4, 2012, as amended on July 18, 2014, for sale to eligible employees under the Plan.
The Plan is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Plan are made on the last day of each month. During the six months ended June 30, 2019, 12,374 shares of the Company's common stock were issued in connection with the Plan.
9. EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing the net income attributable to The GEO Group, Inc. by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share were calculated for the three and six months ended June 30, 2019 and 2018 as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$41,836	$37,325	$82,485	$72,245
Net loss attributable to noncontrolling interests	78	96	134	163
Net income attributable to The GEO Group, Inc.	41,914	37,421	82,619	72,408
Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	119,168	120,274	118,972	121,017
Per share amount	$0.35	$0.31	$0.69	$0.60
Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	119,168	120,274	118,972	121,017
Dilutive effect of equity incentive plans	376	385	545	444
Weighted average shares assuming dilution	119,544	120,659	119,517	121,461
Per share amount	$0.35	$0.31	$0.69	$0.60

Three Months
For the three months ended June 30, 2019, 1,399,742 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share ("EPS") because the effect would be anti-dilutive. There were 775,827 common stock equivalents from restricted shares that were anti-dilutive.
For the three months ended June 30, 2018, 969,655 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 709,153 common stock equivalents from restricted shares that were anti-dilutive.
Six Months
For the six months ended June 30, 2019, 1,297,624 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share ("EPS") because the effect would be anti-dilutive. There were 694,029 common stock equivalents from restricted shares that were anti-dilutive.
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
Australia - Ravenhall
The Company’s Australian subsidiary had entered into interest rate swap agreements to fix the interest rate on its variable rate non-recourse debt related to a project in Ravenhall, a locality near Melbourne, Australia to 4.2%. The Company had determined that the swaps had payment, expiration dates, and provisions that coincided with the terms of the non-recourse debt and were therefore considered to be effective cash flow hedges. Accordingly, the Company recorded the change in the fair value of the interest rate swaps in accumulated other comprehensive income, net of applicable income taxes. On May 22, 2019, the Company refinanced the associated debt and terminated the swap agreements which resulted in the reclassification of $3.9 million into losses that were previously reported in accumulated other comprehensive income. Refer to Note 11 - Debt for additional information. The Company no longer has any derivative financial instruments.

11. DEBT
Debt outstanding as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Senior Credit Facility:
Term loan	$782,000	$786,000
Unamortized discount on term loan	(2,582)	(2,878)
Unamortized debt issuance costs on term loan	(6,124)	(6,826)
Revolver	451,904	490,843
Total Senior Credit Facility	1,225,198	1,267,139
6.00% Senior Notes:
Notes Due in 2026	350,000	350,000
Unamortized debt issuance costs	(4,558)	(4,820)
Total 6.00% Senior Notes Due in 2026	345,442	345,180
5.875% Senior Notes:
Notes Due in 2024	250,000	250,000
Unamortized debt issuance costs	(2,757)	(2,971)
Total 5.875% Senior Notes Due in 2024	247,243	247,029
5.125% Senior Notes:
Notes Due in 2023	300,000	300,000
Unamortized debt issuance costs	(3,219)	(3,548)
Total 5.125% Senior Notes Due in 2023	296,781	296,452
5.875% Senior Notes:
Notes Due in 2022	250,000	250,000
Unamortized debt issuance costs	(2,137)	(2,514)
Total 5.875% Senior Notes Due in 2022	247,863	247,486
Non-Recourse Debt	342,353	341,074
Unamortized debt issuance costs on non-recourse debt	(5,612)	(3,883)
Unamortized discount on non-recourse debt	(120)	(164)
Total Non-Recourse Debt	336,621	337,027
Finance Lease Liabilities	5,329	6,059
Other debt	—	2,469
Total debt	2,704,477	2,748,841
Current portion of finance lease liabilities, long-term debt and non-recourse debt	(25,866)	(332,027)
Finance Lease Liabilities, long-term portion	(3,779)	(4,570)
Non-Recourse Debt, long-term portion	(320,306)	(15,017)
Long-Term Debt	$2,354,526	$2,397,227

Amended Credit Agreement

On June 12, 2019, GEO entered into Amendment No. 2 to Third Amended and Restated Credit Agreement (the "Credit Agreement") by and among the refinancing lenders party thereto, the other lenders party thereto, GEO and GEO Corrections Holdings, Inc. and the administrative agent. Under the amendment, the maturity date of the revolver component of the Credit Agreement has been extended to May 17, 2024. The borrowing capacity under the amended revolver will remain at $900.0 million, and its pricing will remain unchanged currently bearing interest at LIBOR plus 2.25%. As a result of the transaction, the Company incurred a loss on extinguishment of debt of $1.2 million related to certain unamortized deferred loan costs. Additionally, loan costs of $4.7 million were incurred and capitalized in connection with the transaction.

The Credit Agreement evidences a credit facility (the "Credit Facility") consisting of a $792.0 million term loan bearing interest at LIBOR plus 2.00% (with a LIBOR floor of 0.75%), and a $900.0 million revolver initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD275 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars under the Australian Dollar Letter of Credit Facility (the "Australian LC Facility"). As of June 30, 2019, there were no letters of credit issued under the Australian LC Facility. Amounts to be borrowed by GEO under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The term loan component is scheduled to mature on March 23, 2024. The revolving credit commitment component is scheduled to mature on May 17, 2024. The Credit Agreement also has an accordion feature of $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

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

GEO Australasia Holdings Pty Ltd, GEO Australasia Finance Holdings Pty Ltd as trustee for the GEO Australasia Finance Holding Trust, and together with GEO Australasia Holdings, collectively ("the Australian Borrowers") are wholly owned foreign subsidiaries of GEO. GEO has designated each of the Australian Borrowers as restricted subsidiaries under the Credit Agreement. However, the Australian Borrowers are not obligated to pay or perform any obligations under the Credit Agreement other than their own obligations as Australian Borrowers under the Credit Agreement. The Australian Borrowers do not pledge any of their assets to secure any obligations under the Credit Agreement.

On August 18, 2016, the Company executed a Letter of Offer providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of approximately AUD100 million, or $70.0 million, based on exchange rates in effect as of June 30, 2019 (collectively, the “Bank Guarantee Facility”). The Bank Guarantee Facility allows GEO to provide letters of credit to assure performance of certain obligations of its wholly owned subsidiary relating to its correctional facility in Ravenhall, located near Melbourne, Australia. The Bank Guarantee Facility is unsecured. The issuance of letters of credit under the Bank Guarantee Facility is subject to the satisfaction of the conditions precedent specified in the Letter of Offer. Letters of credit issued under the bank guarantee lines are due on demand and letters of credit issued under the bank guarantee/standby sub-facility cannot have a duration exceeding twelve months. The Bank Guarantee Facility may be terminated by the lender on 90 days written notice. As of June 30, 2019, there was AUD100 million in letters of credit issued under the Bank Guarantee Facility.

As of June 30, 2019, the Company had approximately $782 million in aggregate borrowings outstanding under its term loan, approximately $452 million in borrowings under its revolver, and approximately $62 million in letters of credit which left approximately $386 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of June 30, 2019 was 4.5%.

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

5.875% Senior Notes due 2022
Interest on the 5.875% Senior Notes due 2022 accrues at the stated rate. The Company pays interest semi-annually in arrears on January 15 and July 15 of each year. On or after January 15, 2017, the Company may, at its option, redeem all or part of the 5.875% Senior Notes due 2022 at the redemption prices set forth in the indenture governing the5.875%Senior Notes due 2022. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors. Refer to Note 16- Condensed Consolidating Financial Information.
Non-Recourse Debt
Tacoma Processing Center
The remaining balance of the original debt service requirement under the $54.4 million note payable ("2011 Revenue Bonds") to WEDFA is $22.9 million, of which $7.3 million is classified as current in the accompanying consolidated balance sheet as of June 30, 2019. The payment of principal and interest on the 2011 Revenue Bonds issued by WEDFA is non-recourse to GEO. The 2011 Revenue Bonds will mature in October 2021 with a fixed coupon rate of 5.25%.
As of June 30, 2019, included in current restricted cash and cash equivalents is $8.3 million of funds held in trust for debt service and other reserves with respect to the above mentioned note payable to WEDFA.

Australia - Ravenhall
In connection with a design and build project agreement with the State of Victoria, the Company entered into a syndicated facility agreement (the "Construction Facility") to provide debt financing for construction of the project. The Construction Facility provided for non-recourse funding up to AUD 791.0 million, or approximately $556.0 million, based on exchange rates as of June 30, 2019. The term of the Construction Facility was through September 2019 and bore interest at a variable rate quoted by certain Australian banks plus 200 basis points. On May 22, 2019, the Company completed an offering of AUD 461.6 million, or $324.4 million, based on exchange rates as of June 30, 2019, aggregate principal amount of non-recourse senior secured notes due 2042 ("the Non-Recourse Notes"). The amortizing Non-Recourse Notes were issued by Ravenhall Finance Co Pty Limited in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Non-Recourse Notes were issued with a coupon and yield to maturity of 4.23% with a maturity date of March 31, 2042. The net proceeds from this offering were used to refinance the outstanding Construction Facility and to pay all related fees, costs and expenses associated with the transaction. As a result of the transaction, the Company incurred a $4.5 million loss on extinguishment of debt related to swap termination fees and unamortized deferred costs associated with the Construction Facility. Additionally, loan costs of approximately $7.5 million were incurred and capitalized in connection with the offering.
Guarantees
Australia
The Company has entered into a guarantee in connection with the operating performance of a facility in Australia. The obligation amounted to approximately AUD 100.0 million, or $70.0 million, based on exchange rates as of June 30, 2019. The guarantee is secured by outstanding letters of credit under the Company's Revolver.
At June 30, 2019, the Company also had eight other letters of credit outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $10.8 million.
South Africa
In connection with the creation of South African Custodial Services Pty. Limited ("SACS"), the Company had entered into certain guarantees related to the financing, construction and operation of the South African facility. The Company had guaranteed certain obligations of SACS under its debt agreements to SACS' senior lenders through the issuance of letters of credit under the Company's revolver. In July 2018, SACS settled all amounts due under the debt facilities and has therefore discharged the guaranteed obligations, therefore the guarantees related to these obligations were no longer necessary and the letters of credit were not renewed. Additionally, SACS was required to maintain funding in a rectification account maintained for the payment of certain costs in the event of contract termination. SACS has met the required funding obligation and there is no further requirement to maintain the required funding amount.
In addition to the above, the Company had also agreed to provide a loan, if required, of up to 20 million South African Rand, or $1.4 million based on exchange rates as of June 30, 2019, referred to as the shareholder's standby facility, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the shareholder's standby facility. The Company’s obligations under the shareholder's standby facility expired upon SACS’ release from its obligations under the common terms agreement. SACS' obligations in terms of the common terms agreements expired in February 2019 with the final payment of the facility management fees when the Company's obligations under the shareholder's standby facility expired.
The Company had also guaranteed certain obligations of SACS to the security trustee for SACS’ lenders. The Company secured its guarantee to the security trustee by ceding its rights to claims against SACS in respect of any loans or other finance agreements, and by pledging the Company’s shares in SACS. The Company’s liability under the guarantee is limited to the cession and pledge of shares. The guarantee expired in February 2019 when of all SACS' obligations in terms of the finance agreements were settled.
Except as discussed above, the Company does not have any off balance sheet arrangements.
12. COMMITMENTS AND CONTINGENCIES
Litigation, Claims and Assessments

As previously reported and described in the Company's prior periodic reports, including most recently in our Form 10-Q for the quarter ended March 31, 2019, former civil immigration detainees at the Aurora Immigration Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the United States District Court for the District of Colorado (the “Court”). The complaint alleges that the Company was in violation of the Colorado Minimum Wages of Workers Act and the federal Trafficking Victims Protection Act ("TVPA"). The plaintiff class claims that the Company was unjustly enriched because of the level of payment the detainees received for work performed at the facility, even though the voluntary work program as well as the wage rates and standards associated with the program that are at issue in the case are authorized by the Federal government under guidelines approved by the United States Congress. On July 6, 2015, the Court found that detainees were not employees under the Colorado Minimum Wage Order and dismissed this claim. In February 2017, the Court granted the plaintiff-class’ motion for class certification. The plaintiff class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the Court may deem proper. In the time since the Colorado suit was initially filed, three similar lawsuits have been filed - two in Washington and one in California. In Washington, one of the two lawsuits was filed on September 9, 2017 by immigration detainees against the Company in the U.S. District Court for the Western District of Washington. The second was filed on September 20, 2017 by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. In California, a class-action lawsuit was filed on December 19, 2017 by immigration detainees against the Company in the U.S. District Court Eastern Division of the Central District of California. All three lawsuits allege violations of the respective state’s minimum wage laws. However, the California lawsuit, like the Colorado suit, also includes claims that the Company violated the TVPA and California's equivalent state statute. On July 2, 2019, the Company filed a Motion for Summary Judgment in the Washington Attorney General’s Tacoma lawsuit based on the Company’s position that its legal defenses prevent the case from proceeding to trial. The Company intends to take all necessary steps to vigorously defend itself and has consistently refuted the allegations and claims in these lawsuits. The Company has not recorded an accrual relating to these matters at this time, as a loss is not considered probable nor reasonably estimable at this stage of the lawsuits. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, the results of these claims or proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these claims or proceedings could have a material adverse effect on the Company's financial condition, results of operations or cash flows. Our accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. We do not accrue for anticipated legal fees and costs, but expense those items as incurred.
The nature of the Company's business exposes it to various types of third-party legal claims or litigation against the Company, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims, medical malpractice claims, claims relating to the TVPA, product liability claims, intellectual property infringement claims, claims relating to employment laws (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, indemnification claims by its customers and other third parties, contractual claims and claims for personal injury or other damages resulting from contact with the Company's facilities, programs, electronic monitoring products, personnel, inmates or detainees, including damages arising from an escape or from a disturbance or riot at a facility. Expenses associated with legal proceedings may fluctuate from quarter to quarter based on the level of activity required during the different stages of legal proceedings, new developments that arise in the course of the legal proceedings, and the Company's litigation strategy. The Company does not expect the outcome of any pending claims or legal proceedings to have a material adverse effect on its financial condition, results of operations or cash flows. However, the results of these claims or proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these claims or proceedings could have a material adverse effect on the Company's financial condition, results of operations or cash flows.
Other Assessment

A state non-income tax audit completed in 2016 included tax periods for which the state tax authority had a number of years ago processed a substantial tax refund. At the completion of the audit fieldwork, the Company received a notice of audit findings disallowing deductions that were previously claimed by the Company, approved by the state tax authority and served as the basis for the approved refund claim. In early January 2017, the Company received a formal Notice of Assessment of Taxes and Demand for Payment from the taxing authority disallowing the deductions. The total tax, penalty and interest related to the assessment is approximately $18.6 million. The Company has filed an administrative protest and disagrees with the assessment and intends to take all necessary steps to vigorously defend its position.  The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of outside counsel in connection with this matter.
Commitments
The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing capital projects will be approximately $173 million of which $129 million was spent through the first six months of 2019. The Company estimates the remaining capital requirements related to these capital projects will be $44 million which will be spent through the remainder of 2019.
Idle Facilities
As of June 30, 2019, the Company was marketing approximately 2,300 vacant beds at three of its idle facilities to potential customers. The carrying values of these idle facilities, which are included in Property and Equipment, Net in the accompanying consolidated balance sheets, totaled $27.5 million as of June 30, 2019, excluding equipment and other assets that can be easily transferred for use at other facilities. There was no indication of impairment related to the Company's idle facilities at June 30, 2019.

13. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION
Operating and Reporting Segments
The Company conducts its business through four reportable business segments: the GEO Secure Services segment (formerly known as U.S. Corrections & Detention); the GEO Care segment; the International Services segment; and the Facility Construction & Design segment. The Company's segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues:
GEO Secure Services	$399,475	$368,989	$789,985	$727,670
GEO Care	155,507	149,928	309,350	290,006
International Services	54,388	64,592	118,612	130,750
Facility Construction & Design [1]	4,596	—	6,686	—
Total revenues	$613,966	$583,509	$1,224,633	$1,148,426
Operating income from segments:
GEO Secure Services	$83,865	$77,318	$160,789	$146,506
GEO Care	41,661	35,139	80,199	66,831
International Services	2,920	1,942	8,659	7,344
Facility Construction & Design [1]	—	—	—	—
Operating income from segments	$128,446	$114,399	$249,647	$220,681
General and Administrative Expenses	(47,271)	(47,448)	$(93,695)	(89,280)
Total Operating Income	$81,175	$66,951	$155,952	$131,401

[1] In 2019, Facility Construction & Design revenues related to an expansion project at the Company's managed-only Fulham Correctional Centre in Australia which is expected to be completed in the third quarter of 2020.
Pre-Tax Income Reconciliation of Segments
The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Operating income from segments	$128,446	$114,399	$249,647	$220,681
Unallocated amounts:
General and Administrative Expenses	(47,271)	(47,448)	(93,695)	(89,280)
Net Interest Expense	(30,887)	(27,678)	(62,771)	(54,448)
Loss on Extinguishment of Debt	(5,741)	(574)	(5,741)	(574)
Income before income taxes and equity in earnings of affiliates	$44,547	$38,699	$87,440	$76,379

Equity in Earnings of Affiliates
Equity in earnings of affiliates includes the Company’s 50% owned joint ventures in SACS, located in South Africa, and GEOAmey, located in the United Kingdom. The Company's investments in these entities are accounted for under the equity method of accounting. The Company’s investments in these entities are presented as a component of Other Non-Current Assets in the accompanying consolidated balance sheets.
The Company has recorded $1.2 million and $2.6 million in earnings, net of tax, for SACS operations during the three and six months ended June 30, 2019, and $2.1 million and $3.7 million in earnings, net of tax, for SACS operations during the three and six months ended June 30, 2018, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of June 30, 2019 and December 31, 2018, the Company’s investment in SACS was $12.5 million and $13.4 million, respectively, and represents its share of cumulative reported earnings.

The Company has recorded $0.6 million and $1.8 million in earnings, net of tax, for GEO Amey's operations during the three months and six months ended June 30, 2019, and $0.2 million and $0.6 million in earnings, net of tax, for GEO Amey's operations during the three months and six months ended June 30, 2018, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of June 30, 2019 and December 31, 2018, the Company’s investment in GEOAmey was $6.5 million and $4.8 million, respectively, and represents its share of cumulative reported earnings.
14. BENEFIT PLANS
The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$32,474	$32,820
Service cost	499	1,200
Interest cost	696	1,242
Actuarial loss	—	(2,166)
Benefits paid	(391)	(622)
Projected benefit obligation, end of period	$33,278	$32,474
Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	391	622
Benefits paid	(391)	(622)
Plan assets at fair value, end of period	$—	$—
Unfunded Status of the Plan	$33,278	$32,474

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Components of Net Periodic Benefit Cost
Service cost	$250	$300	$499	$600
Interest cost	348	310	696	621
Net loss	53	133	105	266
Net periodic pension cost	$651	$743	$1,300	$1,487

The long-term portion of the pension liability as of June 30, 2019 and December 31, 2018 was $33.0 million and $32.1 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.
15. RECENT ACCOUNTING PRONOUNCEMENTS

The Company implemented the following accounting standards during the six months ended June 30, 2019:

In June 2018, the FASB issued ASU No. 2018-07, "Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting" as a part of its Simplification Initiative. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the period of time over which share-based payment awards vest and the pattern of cost recognition over that period. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606,"Revenue from Contracts with Customers." The new standard became effective for the Company beginning January 1, 2019. The adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement-Reporting Comprehensive Income-Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". The amendments in this update allow an entity to elect to reclassify the income tax effects resulting from the Tax Cuts and Jobs Act on items within accumulated other comprehensive income ("AOCI") to retained earnings. The new standard is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption was permitted. The Company adopted the new standard effective January 1, 2019 and has made a policy election to reclassify the income tax effects resulting from the Tax Cuts and Jobs Act on items within AOCI to distributions in excess of earnings on a prospective basis. As a result, the Company reclassified $0.7 million for the tax effect of the tax rate reduction related to its pension liability and $1.7 million for the tax effect of other income tax effects of tax reform on items remaining in AOCI related to currency translation adjustments to distributions in excess of earnings on January 1, 2019. The net effect of both adjustments resulted in an aggregate increase to distributions in excess of earnings of approximately $1.0 million. Refer to Note 7 - Shareholders' Equity.

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities." The objective of this guidance is to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. Certain of the amendments in this update as they relate to cash flow hedges, eliminate the requirement to separately record hedge ineffectiveness currently in earnings. Instead, the entire change in the fair value of the hedging instrument is recorded in other comprehensive income. Those amounts are reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings. The new standard became effective for the Company beginning January 1, 2019. The adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, "Leases," which requires entities to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. For finance leases and operating leases, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term with each initially measured at the present value of the lease payments. The amendments in ASU 2016-02 became effective for the Company on January 1, 2019. The Company elected the package of transition expedients available for expired or existing lease contracts, which allowed it to carry forward its historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company also elected not to apply the recognition requirements to lease arrangements that have terms of twelve months or less. The adoption had a material impact in the Company's consolidated balance sheets, but did not have an impact on its consolidated statements of operations or cash flows. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. The new standard resulted in the recording of operating right-of-use lease assets and operating lease liabilities of approximately $140 million and $147 million, respectively, as of January 1, 2019. Refer to Note 2 - Leases for further discussion and additional required disclosures.

The following accounting standards will be adopted in future periods:

In August 2018, the FASB issued ASU No. 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715.20)" as a part of its disclosure framework project. The amendments in this update remove, modify and add certain disclosures primarily related to amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, explanations for reasons for significant gains and losses related to changes in the benefit obligation for the period, and projected and accumulated benefit obligations. The new standard is effective for the Company beginning January 1, 2021. The adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820)" as a part of its disclosure framework project. The amendments in this update remove, modify and add certain disclosures primarily related to transfers between Level 1 and Level 2 of the fair value hierarchy, various disclosures related to Level 3 fair value measurements and investments in certain entities that calculate net asset value. The new standard is effective for the Company beginning January 1, 2020. The adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June 2016, the FASB issued ASC No. 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". The purpose of Update No. 2016-13 is to replace the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. Update No. 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018. The Company is in the process of determining the effect that the adoption will have on its financial position and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on the Company's results of operations or financial position.
16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of June 30, 2019, the Company's 6.00% Senior Notes, 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 were fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”). The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	For the Three Months Ended June 30, 2019
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$233,539	$498,406	$61,639	$(179,618)	$613,966
Operating expenses	189,310	392,023	51,453	(179,618)	453,168
Depreciation and amortization	7,299	24,208	845	—	32,352
General and administrative expenses	17,813	24,752	4,706	—	47,271
Operating income	19,117	57,423	4,635	—	81,175
Interest income	3,497	2,180	7,716	(5,348)	8,045
Interest expense	(23,127)	(14,703)	(6,450)	5,348	(38,932)
Loss on extinguishment of debt	(486)	(790)	(4,465)	—	(5,741)
Income (loss) before income taxes and equity in earnings of affiliates	(999)	44,110	1,436	—	44,547
Income tax provision	239	3,550	743	—	4,532
Equity in earnings of affiliates, net of income tax provision	—	—	1,821	—	1,821
Income before equity in income of consolidated subsidiaries	(1,238)	40,560	2,514	—	41,836
Income from consolidated subsidiaries, net of income tax provision	43,074	—	—	(43,074)	—
Net income	41,836	40,560	2,514	(43,074)	41,836
Net loss attributable to noncontrolling interests	—	—	78	—	78
Net income attributable to The GEO Group, Inc.	$41,836	$40,560	$2,592	$(43,074)	$41,914

Net income	$41,836	$40,560	$2,514	$(43,074)	$41,836
Other comprehensive income, net of tax	—	42	4,612	—	4,654
Total comprehensive income	$41,836	$40,602	$7,126	$(43,074)	$46,490
Comprehensive loss attributable to noncontrolling interests	—	—	73	—	73
Comprehensive income attributable to The GEO Group, Inc.	$41,836	$40,602	$7,199	$(43,074)	$46,563

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	For the Three Months Ended June 30, 2018
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$202,186	$474,966	$67,256	$(160,899)	$583,509
Operating expenses	161,122	381,040	56,534	(160,899)	437,797
Depreciation and amortization	6,564	23,695	1,054	—	31,313
General and administrative expenses	16,281	25,738	5,429	—	47,448
Operating income	18,219	44,493	4,239	—	66,951
Interest income	3,406	1,447	8,908	(5,094)	8,667
Interest expense	(19,073)	(13,959)	(8,407)	5,094	(36,345)
Loss on extinguishment of debt	(574)	—	—	—	(574)
Income before income taxes and equity in earnings of affiliates	1,978	31,981	4,740	—	38,699
Income tax provision	716	1,442	1,557	—	3,715
Equity in earnings of affiliates, net of income tax provision	—	—	2,341	—	2,341
Income before equity in income of consolidated subsidiaries	1,262	30,539	5,524	—	37,325
Income from consolidated subsidiaries, net of income tax provision	36,063	—	—	(36,063)	—
Net income	37,325	30,539	5,524	(36,063)	37,325
Net loss attributable to noncontrolling interests	—	—	96	—	96
Net income attributable to The GEO Group, Inc.	$37,325	$30,539	$5,620	$(36,063)	$37,421

Net income	$37,325	$30,539	$5,524	$(36,063)	$37,325
Other comprehensive income (loss), net of tax	—	625	(2,783)	—	(2,158)
Total comprehensive income	$37,325	$31,164	$2,741	$(36,063)	$35,167
Comprehensive loss attributable to noncontrolling interests	—	—	117	—	117
Comprehensive income attributable to The GEO Group, Inc.	$37,325	$31,164	$2,858	$(36,063)	$35,284

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	For the Six Months Ended June 30, 2019
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$461,921	$993,296	$130,607	$(361,191)	$1,224,633
Operating expenses	360,826	804,477	106,053	(361,191)	910,165
Depreciation and amortization	14,718	48,392	1,711	—	64,821
General and administrative expenses	35,013	48,781	9,901	—	93,695
Operating income	51,364	91,646	12,942	—	155,952
Interest income	6,975	3,515	15,915	(9,964)	16,441
Interest expense	(46,423)	(28,551)	(14,202)	9,964	(79,212)
Loss on extinguishment of debt	(486)	(790)	(4,465)	—	(5,741)
Income before income taxes and equity in earnings of affiliates	11,430	65,820	10,190	—	87,440
Income tax provision	528	5,929	2,915	—	9,372
Equity in earnings of affiliates, net of income tax provision	—	—	4,417	—	4,417
Income before equity in income of consolidated subsidiaries	10,902	59,891	11,692	—	82,485
Income from consolidated subsidiaries, net of income tax provision	71,583	—	—	(71,583)	—
Net income	82,485	59,891	11,692	(71,583)	82,485
Net loss attributable to noncontrolling interests	—	—	134	—	134
Net income attributable to The GEO Group, Inc.	$82,485	$59,891	$11,826	$(71,583)	$82,619

Net income	$82,485	$59,891	$11,692	$(71,583)	$82,485
Other comprehensive income (loss), net of tax	—	(605)	7,507	—	6,902
Total comprehensive income	$82,485	$59,286	$19,199	$(71,583)	$89,387
Comprehensive loss attributable to noncontrolling interests	—	—	129	—	129
Comprehensive income attributable to The GEO Group, Inc.	$82,485	$59,286	$19,328	$(71,583)	$89,516

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	For the Six Months Ended June 30, 2018
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$397,816	$933,694	$136,062	$(319,146)	$1,148,426
Operating expenses	312,944	759,006	111,702	(319,146)	864,506
Depreciation and amortization	13,024	48,138	2,077	—	63,239
General and administrative expenses	30,622	48,185	10,473	—	89,280
Operating income	41,226	78,365	11,810	—	131,401
Interest income	7,583	2,864	18,292	(10,973)	17,766
Interest expense	(37,695)	(28,419)	(17,073)	10,973	(72,214)
Loss on extinguishment of debt	(574)	—	—	—	(574)
Income before income taxes and equity in earnings of affiliates	10,540	52,810	13,029	—	76,379
Income tax provision	893	3,742	3,835	—	8,470
Equity in earnings of affiliates, net of income tax provision	—	—	4,336	—	4,336
Income before equity in income of consolidated subsidiaries	9,647	49,068	13,530	—	72,245
Income from consolidated subsidiaries, net of income tax provision	62,598	—	—	(62,598)	—
Net income	72,245	49,068	13,530	(62,598)	72,245
Net loss attributable to noncontrolling interests	—	—	163	—	163
Net income attributable to The GEO Group, Inc.	$72,245	$49,068	$13,693	$(62,598)	$72,408

Net income	$72,245	$49,068	$13,530	$(62,598)	$72,245
Other comprehensive income (loss), net of tax	—	730	(1,526)	—	(796)
Total comprehensive income	$72,245	$49,798	$12,004	$(62,598)	$71,449
Comprehensive loss attributable to noncontrolling interests	—	—	176	—	176
Comprehensive income attributable to The GEO Group, Inc.	$72,245	$49,798	$12,180	$(62,598)	$71,625

CONDENSED CONSOLIDATING BALANCE SHEET
(dollars in thousands)
(unaudited)

	As of June 30, 2019
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$4,716	$—	$16,845	$—	$21,561
Restricted cash and cash equivalents	851	—	55,492	—	56,343
Accounts receivable, less allowance for doubtful accounts	163,184	186,592	41,825	3,119	394,720
Contract receivable, current portion	—	—	13,944	—	13,944
Prepaid expenses and other current assets	1,019	37,478	9,768	(1,949)	46,316
Total current assets	169,770	224,070	137,874	1,170	532,884
Restricted Cash and Investments	—	25,708	1,650	—	27,358
Property and Equipment, Net	841,260	1,222,261	84,704	—	2,148,225
Assets Held for Sale	705	3,902	—	—	4,607
Contract Receivable	—	—	365,208	—	365,208
Operating Lease Right-of-Use Assets, Net	24,754	106,526	736	—	132,016
Intercompany Receivable	965,511	238,050	25,732	(1,229,293)	—
Deferred Income Tax Assets	798	27,928	1,198	—	29,924
Goodwill	—	775,954	403	—	776,357
Intangible Assets, Net	—	220,670	552	—	221,222
Investment in Subsidiaries	1,479,372	573,816	2,189	(2,055,377)	—
Other Non-Current Assets	11,361	116,819	20,424	(78,267)	70,337
Total Assets	$3,493,531	$3,535,704	$640,670	$(3,361,767)	$4,308,138

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$18,083	$67,982	$5,192	$—	$91,257
Accrued payroll and related taxes	—	53,505	17,864	—	71,369
Accrued expenses and other current liabilities	28,829	132,868	27,639	(253)	189,083
Operating lease liabilities, current portion	5,108	26,622	347	—	32,077
Current portion of finance lease liabilities, long-term debt and non-recourse debt	8,000	1,550	16,316	—	25,866
Total current liabilities	60,020	282,527	67,358	(253)	409,652
Deferred Income Tax Liabilities	—	—	13,681	—	13,681
Intercompany Payable	106,062	1,086,737	35,070	(1,227,869)	—
Other Non-Current Liabilities	2,362	153,949	3,768	(78,267)	81,812
Operating lease Liabilities	20,199	82,256	389	—	102,844
Finance Lease Liabilities	—	3,779	—	—	3,779
Long-Term Debt	2,282,622	—	71,904	—	2,354,526
Non-Recourse Debt	—	—	320,306	—	320,306
Commitments & Contingencies and Other
Shareholders' Equity:
The GEO Group, Inc. Shareholders' Equity	1,022,266	1,926,456	128,922	(2,055,378)	1,022,266
Noncontrolling Interests	—	—	(728)	—	(728)
Total Shareholders’ Equity	1,022,266	1,926,456	128,194	(2,055,378)	1,021,538
Total Liabilities and Shareholders' Equity	$3,493,531	$3,535,704	$640,670	$(3,361,767)	$4,308,138

CONDENSED CONSOLIDATING BALANCE SHEET
(dollars in thousands)

	As of December 31, 2018
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$4,468	$7,873	$18,914	$—	$31,255
Restricted cash and cash equivalents	2,854	—	48,824	—	51,678
Accounts receivable, less allowance for doubtful accounts	190,594	221,957	44,377	(11,402)	445,526
Contract receivable, current portion	—	—	15,535	—	15,535
Prepaid expenses and other current assets	2,011	50,482	7,114	(1,839)	57,768
Total current assets	199,927	280,312	134,764	(13,241)	601,762
Restricted Cash and Investments	—	21,009	1,422	—	22,431
Property and Equipment, Net	845,291	1,227,223	86,096	—	2,158,610
Assets Held for Sale	705	1,929	—	—	2,634
Contract Receivable	—	—	368,178		368,178
Intercompany Receivable	990,365	150,710	22,407	(1,163,482)	—
Deferred Income Tax Assets	798	27,928	1,198	—	29,924
Goodwill	—	775,955	404	—	776,359
Intangible Assets, Net	—	231,787	573	—	232,360
Investment in Subsidiaries	1,503,841	458,229	2,190	(1,964,260)	—
Other Non-Current Assets	9,541	115,695	19,334	(78,710)	65,860
Total Assets	$3,550,468	$3,290,777	$636,566	$(3,219,693)	$4,258,118

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$13,566	$72,128	$7,338	$—	$93,032
Accrued payroll and related taxes	—	56,543	19,466	—	76,009
Accrued expenses and other current liabilities	23,565	168,231	25,615	(13,241)	204,170
Current portion of finance lease liabilities, long-term debt and non-recourse debt	8,000	2,017	322,010	—	332,027
Total current liabilities	45,131	298,919	374,429	(13,241)	705,238
Deferred Income Tax Liabilities	—	—	13,681	—	13,681
Intercompany Payable	142,055	989,856	31,571	(1,163,482)	—
Other Non-Current Liabilities	1,395	152,815	6,981	(78,710)	82,481
Finance Lease Liabilities	—	4,570	—	—	4,570
Long-Term Debt	2,321,384	—	75,843	—	2,397,227
Non-Recourse Debt	—	—	15,017	—	15,017
Commitments & Contingencies and Other
Shareholders' Equity:
The GEO Group, Inc. Shareholders' Equity	1,040,503	1,844,617	119,643	(1,964,260)	1,040,503
Noncontrolling Interests	—	—	(599)	—	(599)
Total Shareholders’ Equity	1,040,503	1,844,617	119,044	(1,964,260)	1,039,904
Total Liabilities and Shareholders' Equity	$3,550,468	$3,290,777	$636,566	$(3,219,693)	$4,258,118

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the Six Months Ended June 30, 2019
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$130,455	$31,924	$54,688	$217,067
Cash Flow from Investing Activities:
Insurance proceeds - damaged property	—	10,761	—	10,761
Proceeds from sale of property and equipment	—	112	192	304
Change in restricted investments	—	(4,816)	—	(4,816)
Capital expenditures	(12,002)	(42,804)	(604)	(55,410)
Net cash used in investing activities	(12,002)	(36,747)	(412)	(49,161)
Cash Flow from Financing Activities:
Proceeds from long-term debt	170,000	—	—	170,000
Payments on long-term debt	(213,926)	—	—	(213,926)
Payments on non-recourse debt	—	—	(326,942)	(326,942)
Proceeds from non-recourse debt	—	—	326,127	326,127
Taxes paid related to net share settlements of equity awards	(4,177)	—	—	(4,177)
Proceeds from issuance of common stock in connection with ESPP	252	—	—	252
Debt issuance costs	(4,656)	—	(5,281)	(9,937)
Proceeds from stock options exercised	1,077	—	—	1,077
Dividends paid	(116,122)	—	—	(116,122)
Net cash used in financing activities	(167,552)	—	(6,096)	(173,648)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	—	—	824	824
Net (Decrease) Increase in Cash. Cash Equivalents and Restricted Cash and Cash Equivalents	(49,099)	(4,823)	49,004	(4,918)
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	54,666	4,823	24,983	84,472
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$5,567	$—	$73,987	$79,554

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the Six Months Ended June 30, 2018
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$118,354	$37,087	$24,812	$180,253
Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	—	—	1,717	1,717
Proceeds from sale of assets held for sale	—	3,797		3,797
Insurance proceeds - damaged property	—	4,036	—	4,036
Change in restricted investments	—	(1,490)	—	(1,490)
Capital expenditures	(68,607)	(36,998)	(1,459)	(107,064)
Net cash used in investing activities	(68,607)	(30,655)	258	(99,004)
Cash Flow from Financing Activities:
Proceeds from long-term debt	245,000	—	—	245,000
Payments on long-term debt	(134,000)	—	—	(134,000)
Payments on non-recourse debt	—	—	(7,490)	(7,490)
Taxes paid related to net share settlements of equity awards	(4,391)	—	—	(4,391)
Proceeds from issuance of common stock in connection with ESPP	264	—	—	264
Debt issuance costs	(990)	—	—	(990)
Proceeds from stock options exercised	1,372	—	—	1,372
Payments for repurchases of common stock	(70,446)	—	—	(70,446)
Dividends paid	(115,017)	—	—	(115,017)
Net cash used in financing activities	(78,208)	—	(7,490)	(85,698)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	—	—	(1,881)	(1,881)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(28,461)	6,432	15,699	(6,330)
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	54,666	4,952	73,927	133,545
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$26,205	$11,384	$89,626	$127,215

17. SUBSEQUENT EVENTS

Dividend
On July 9, 2019, the Board of Directors declared a quarterly cash dividend of $0.48 per share of common stock which was paid on July 26, 2019 to shareholders of record as of the close of business on July 19, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Information
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•	our ability to timely build and/or open facilities as planned, successfully manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	our ability to fulfill our debt service obligations and its impact on our liquidity;

•	our ability to successfully refinance any of our debt service obligations within the anticipated timing;

•
our ability to estimate the government’s level of utilization of public-private partnerships for secure services and the impact of any modifications or reductions by our government customers of their utilization of public-private partnerships;

•
our ability to accurately project the size and growth of public-private partnerships for secure services in the U.S. and internationally and our ability to capitalize on opportunities for public-private partnerships;

•	our ability to successfully respond to any challenges or concerns that our government customers may raise regarding their use of public-private partnerships for secure services;

•	our ability to successfully respond to delays encountered by states pursuing public-private partnerships for secure services and cost savings initiatives implemented by a number of states;

•	our ability to activate the inactive beds at our idle facilities;

•	our ability to maintain or increase occupancy rates at our facilities;

•
our ability to expand, diversify and grow our secure services, reentry, community-based services, monitoring services, evidence-based supervision and treatment programs and secure transportation services businesses;

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

•
our exposure to federal, state and foreign income tax law changes, including changes to the REIT provisions and the Tax Cuts and Jobs Act and our exposure as a result of federal, state and international examinations of our tax returns or tax positions and examinations of non-income tax filings as well as changes in related laws;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising medical costs;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;

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

•
other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in our Quarterly Reports on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2018 and our Current Reports on Form 8-K filed with the SEC.

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q.
Introduction

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described above under “Forward-Looking Information”, those described below under "Part II - Item 1A. Risk Factors" and under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. The discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and management of secure services and reentry facilities and the provision of community-based services in the United States, Australia, South Africa, and the United Kingdom. We own, lease and operate a broad range of secure services facilities including maximum, medium and minimum security facilities, processing centers, and community-based reentry facilities and we offer an expanded delivery of rehabilitation services under our 'GEO Continuum of Care' platform. We offer counseling, education and/or treatment to individuals with alcohol and drug abuse problems at most of the domestic facilities we manage. We are also a provider of innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants.

At June 30, 2019, our worldwide operations include the management and/or ownership of approximately 97,000 beds at 133 secure services and reentry facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 210,000 individuals, including approximately 100,000 through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

We provide a diversified scope of services on behalf of our government clients:

•	our secure services management services involve the provision of security, administrative, rehabilitation, education and provision of meals, primarily at adult male secure services facilities;

•
our community-based services involve supervision of parolees and probationers and the provision of temporary housing, programming, employment assistance and other rehabilitative and educational program and services with the intention of the successful reintegration of residents into the community;

•
our monitoring services provide our governmental clients with innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants; including services provided under the Intensive Supervision Appearance Program, which we refer to as ISAP, for the provision of services designed to improve the participation in the immigration court system;

•	we develop new facilities using our project development experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency;

•
we provide secure transportation services for individuals as contracted domestically and internationally - our joint venture GEOAmey is responsible for providing escort and custody services in the United Kingdom, including all of Wales and England except London and the East of England; and

•	our services are provided at facilities which we either own, lease or are owned by our customers.

For the six months ended June 30, 2019 and June 30, 2018, we had consolidated revenues of $1,224.6 million and $1,148.4 million, respectively. We maintained an average company wide facility occupancy rate of 93.3% including 93,315 active beds and excluding 3,532 idle beds which includes those being marketed to potential customers for the six months ended June 30, 2019, and 92.3% including 87,717 active beds and excluding 8,256 idle beds which includes those being marketed to potential customers and beds under development for the six months ended June 30, 2018.

As a REIT, we are required to distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain) and we began paying regular quarterly REIT dividends in 2013. The amount, timing and frequency of future dividends, however, will be at the sole discretion of our Board of Directors (the "Board”) and will be declared based upon various factors, many of which are beyond our control, including, our financial condition and operating cash flows, the amount required to maintain REIT status, limitations on distributions in our existing and future debt instruments, limitations on our ability to fund distributions using cash generated through our taxable REIT subsidiaries ("TRSs") and other factors that our Board may deem relevant.
During the six months ended June 30, 2019 and the year ended December 31, 2018, respectively, we declared and paid the following regular cash distributions to our shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Aggregate Payment Amount (in millions)
February 5, 2018	February 16, 2018	February 27, 2018	$0.47	$58.3
April 11, 2018	April 23, 2018	May 3, 2018	$0.47	$57.4
July 10, 2018	July 20, 2018	July 27, 2018	$0.47	$57.2
October 15, 2018	October 26, 2018	November 2, 2018	$0.47	$57.2
February 4, 2019	February 15, 2019	February 22, 2019	$0.48	$57.9
April 3, 2019	April 15, 2019	April 22, 2019	$0.48	$58.2

On July 9, 2019, the Board of Directors declared a quarterly cash dividend of $0.48 per share of common stock which was paid on July 26, 2019 to shareholders of record as of the close of business on July 19, 2019.
Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 25, 2019, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the fiscal year ended December 31, 2018.
2019 Developments
Idle Facilities
We are currently marketing approximately 2,300 vacant beds at three of our idle facilities to potential customers. The carrying values of these idle facilities totaled $27.5 million as of June 30, 2019, excluding equipment and other assets that can be easily transferred for use at other facilities.

Contract Awards
On June 5, 2019, we announced that our Australian subsidiary is currently in negotiation discussions with the State of Victoria, Australia to increase the capacity at our Ravenhall Correctional Centre by an additional 300 beds increasing the capacity of the facility to 1,600 beds. The 300-bed capacity increase is expected to generate incremental annualized revenues of approximately $19 million.
On June 5, 2019, we also announced that we have entered into a contract modification to increase the contract capacity at our company-owned Montgomery Processing Center in Conroe, Texas by 314 beds increasing the center's capacity to 1,314 beds. The 314-bed contract capacity increase is expected to be fully operational in September 2019 and generate incremental annualized revenues of approximately $10 million.
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
On April 25, 2019, we announced that we had signed a contract modification for the reactivation of our existing company-owned 1,000-bed South Louisiana Processing Center (the "Center") located in Basile, Louisiana. The previously idled Center will house federal immigration detainees under an existing intergovernmental service agreement. The Center began the intake process during the third quarter of 2019 and is expected to generate approximately $25 million in incremental annualized revenues.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2019, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of Second Quarter 2019 and Second Quarter 2018
Revenues

	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
	(Dollars in thousands)
GEO Secure Services	$399,475	65.1%	$368,989	63.2%	$30,486	8.3%
GEO Care	155,507	25.3%	149,928	25.7%	5,579	3.7%
International Services	54,388	8.9%	64,592	11.1%	(10,204)	(15.8)%
Facility Construction & Design	4,596	0.7%	—	—%	4,596	100.0%
Total	$613,966	100.0%	$583,509	100.0%	$30,457	5.2%
GEO Secure Services
Revenues increased in Second Quarter 2019 compared to Second Quarter 2018 primarily due to aggregate increases of $18.9 million due to aggregate net increases in population with our federal clients, transportation services and/or rates. We also had increases of $15.2 million resulting from the activation of our contracts at our company-owned Eagle Pass Facility in Eagle Pass, Texas and our company-owned Montgomery Processing Center in Conroe, Texas. These increases were partially offset by net decreases of $3.6 million at certain of our facilities due to contract terminations.
The number of compensated mandays in GEO Secure Services facilities was approximately 6.0 million in Second Quarter 2019 and 5.8 million in Second Quarter 2018. We experienced an aggregate net increase of approximately 200,000 mandays as a result of population increases with our federal clients and our contract activations discussed above, offset by contract terminations. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our GEO Secure Services facilities was 96.2% and 95.3% of capacity in the Second Quarter 2019 and Second Quarter 2018, respectively, excluding idle facilities.
GEO Care
Revenues increased in Second Quarter 2019 compared to Second Quarter 2018 primarily due to aggregate increases of $9.3 million related to increases in average client and participant counts under our ISAP and electronic monitoring services. These increases were partially offset by $3.7 million related to declines in census levels at certain of our community-based and reentry centers along with contract terminations/closures of underutilized facilities.
International Services
Revenues for International Services in Second Quarter 2019 compared to Second Quarter 2018 decreased by $10.2 million. We experienced a net decrease in revenues of $5.2 million which was primarily due to the transition of our Parklea Correctional Centre by our Australian subsidiary to a new operator in March 2019. Additionally, we had a decrease due to foreign exchange rate fluctuations of $5.0 million resulting from the strengthening of the U.S. dollar against certain international currencies.

Facility Construction & Design
Beginning in the fourth quarter of 2018 and into 2019, we had facility construction & design services related to an expansion project at our Fulham Correctional Centre in Australia which is expected to be completed in the third quarter of 2020.
Operating Expenses

	2019	% of Segment Revenues	2018	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
GEO Secure Services	$294,727	73.8%	$272,695	73.9%	$22,032	8.1%
GEO Care	102,771	66.1%	103,054	68.7%	(283)	(0.3)%
International Services	51,074	93.9%	62,048	96.1%	(10,974)	(17.7)%
Facility Construction & Design	4,596	100.0%	—	—%	4,596	100.0%
Total	$453,168	73.8%	$437,797	75.0%	$15,371	3.5%
GEO Secure Services
Operating expenses for GEO Secure Services increased by $22.0 million in Second Quarter 2019 compared to Second Quarter 2018. The increase was primarily due to aggregate net increases in population, transportation services and the variable costs associated with those services of $14.6 million. We also experienced increases of $10.6 million resulting from the activation of our contracts at our company-owned Eagle Pass Facility in Eagle Pass, Texas and our company-owned Montgomery Processing Center in Conroe, Texas as well as start up costs incurred in connection with our company-owned South Louisiana Processing Center which is expected to be activated during the third quarter of 2019. These increases were partially offset by decreases of $3.2 million at certain of our facilities primarily due to contract terminations.
GEO Care
Operating expenses for GEO Care decreased slightly during Second Quarter 2019 from Second Quarter 2018 primarily due to $4.9 million of net decreases related to census levels at certain of our community-based and reentry centers as well as contract terminations/closures of underutilized facilities. These decreases were partially offset by $4.6 million related to increases in average client and participant counts under our ISAP and electronic monitoring services.

International Services
Operating expenses for International Services in Second Quarter 2019 compared to Second Quarter 2018 decreased by $11.0 million. We experienced a net decrease in operating expenses of $6.2 million which was primarily due to the transition of our Parklea Correctional Centre by our Australian subsidiary to a new operator in March 2019. Additionally, we had a decrease due to foreign exchange rate fluctuations of $4.8 million resulting from the strengthening of the U.S. dollar against certain international currencies.

Facility Construction & Design
Beginning in the fourth quarter of 2018 and into 2019, we had facility construction & design services related to an expansion project at our Fulham Correctional Centre in Australia which is expected to be completed in the third quarter of 2020.

Depreciation and Amortization

	2019	% of Segment Revenue	2018	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
GEO Secure Services	$19,589	4.9%	$18,976	5.1%	$613	3.2%
GEO Care	12,369	8.0%	11,735	7.8%	634	5.4%
International Services	394	0.7%	602	0.9%	(208)	(34.6)%
Total	$32,352	5.3%	$31,313	5.4%	$1,039	3.3%

GEO Secure Services
GEO Secure Services depreciation and amortization expense increased in Second Quarter 2019 compared to Second Quarter 2018 primarily due to the activation of our contracts at our company-owned Eagle Pass Facility in Eagle Pass, Texas and our company-owned Montgomery Processing Center in Conroe, Texas as well as renovations made at several of our other facilities.
GEO Care
GEO Care depreciation and amortization expense increased in Second Quarter 2019 compared to Second Quarter 2018 primarily due to renovations at certain of our centers.
International Services
Depreciation and amortization expense decreased slightly in Second Quarter 2019 compared to Second Quarter 2018 as a result of certain assets becoming fully depreciated and there were no significant expansions or renovations during 2018 or 2019 at our international subsidiaries.
Other Unallocated Operating Expenses

	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$47,271	7.7%	$47,448	7.4%	$(177)	(0.4)%
General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses decreased slightly in Second Quarter 2019 compared to Second Quarter 2018. The decrease was primarily due to $4.5 million in legal related expenses in Second Quarter 2018 that did not recur in Second Quarter 2019. This decrease was partially offset by normal personnel and compensation adjustments, professional, consulting, business development and other administrative expenses in the aggregate of approximately $4.3 million.

Non Operating Expenses
Interest Income and Interest Expense

	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$8,045	1.3%	$8,667	1.5%	$(622)	(7.2)%
Interest Expense	$38,932	6.3%	$36,345	6.2%	$2,587	7.1%
Interest income decreased in the Second Quarter 2019 compared to Second Quarter 2018 primarily due to a lower balance on our contract receivable related to our facility in Ravenhall, Australia. Also contributing to the decrease was the effect of the strengthening of the U.S. dollar against certain international currencies.

Interest expense increased in Second Quarter 2019 compared to Second Quarter 2018 primarily due to increased net interest expense attributable to higher interest rates as well as higher overall debt balances. Refer to Note 11- Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Loss on Extinguishment of Debt

	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$5,741	0.9%	$574	—%	$5,167	900.2%

On May 22, 2019, we completed an offering of Non-Recourse Notes related to our Ravenhall facility in Australia. The net proceeds from this offering were used to refinance our outstanding Construction Facility. As a result of the transaction, we incurred a $4.5 million loss on extinguishment of debt related to swap termination fees and unamortized deferred loan costs associated with the Construction Facility. Additionally, on June 12, 2019, GEO entered into Amendment No. 2 to our Credit Agreement. Under the amendment, the maturity date of our Revolver has been extended to May 17, 2024. As a result of the transaction, we incurred a loss on extinguishment of debt of $1.2 million related to certain unamortized deferred loan costs. Refer to Note 11- Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Income Tax Provision

	2019	Effective Rate	2018	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$4,532	10.2%	$3,715	9.6%	$817	22.0%

The provision for income taxes during Second Quarter 2019 increased compared to Second Quarter 2018 along with our effective tax rate. The increase in the effective rate is primarily due to a change in the composition of our income. In second quarter 2019 more income was earned by our taxable REIT subsidiaries, which are fully subject to tax. Additionally, there was a $0.1 million discrete tax expense in the second quarter of 2019 as compared to a $.8 million discrete tax benefit in the second quarter of 2018. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn we are allowed a deduction for the distribution at the REIT level. Our wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be in the range of approximately 9% to 11% exclusive of any discrete items.
Equity in Earnings of Affiliates, net of Income Tax Provision

	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$1,821	0.3%	$2,341	0.4%	$(520)	(22.2)%

Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates during Second Quarter 2019 compared to Second Quarter 2018 decreased primarily due to labor related expenses in connection with the ramp up of GEOAmey's court custody and escort services contract in Scotland which began in the first quarter of 2019.

Comparison of First Half 2019 and First Half 2018

Revenues

	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
	(Dollars in thousands)
GEO Secure Services	$789,985	64.5%	$727,670	64.0%	$62,315	8.6%
GEO Care	309,350	25.3%	290,006	25.3%	19,344	6.7%
International Services	118,612	9.7%	130,750	11.4%	(12,138)	(9.3)%
Facility Construction & Design	6,686	0.5%	—	—%	6,686	100.0%
Total	$1,224,633	100.0%	$1,148,426	100.0%	$76,207	6.6%
GEO Secure Services
Revenues increased in First Half 2019 compared to First Half 2018 primarily due to aggregate increases of $39.5 million due to aggregate net increases in population with our federal clients, transportation services and/or rates. We also had increases of $29.8 million resulting from the activation of our contracts at our company-owned Eagle Pass Facility in Eagle Pass, Texas and our company-owned Montgomery Processing Center in Conroe, Texas. These increases were partially offset by net decreases of $7.0 million at certain of our facilities due to contract terminations.
The number of compensated mandays in GEO Secure Services facilities was approximately 11.9 million in First Half 2019 and 11.4 million in First Half 2018. We experienced an aggregate net increase of approximately 500,000 mandays as a result of population increases with our federal clients and our contract activations discussed above, offset by contract terminations. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our GEO Secure Services facilities was 95.8% and 94.6% of capacity in the First Half 2019 and First Half 2018, respectively, excluding idle facilities.
GEO Care
Revenues increased in First Half 2019 compared to First Half 2018 primarily due to aggregate increases of $20.0 million primarily related to increases in average client and participant counts under our ISAP and electronic monitoring services. These increases were partially offset by $0.7 million related to declines in census levels at certain of our community-based and reentry centers along with contract terminations/closures of underutilized facilities.

International Services
Revenues for International Services in First Half 2019 compared to First Half 2018 decreased by $12.1 million. This decrease was primarily due to foreign exchange rate fluctuations of $12.1 million resulting from the strengthening of the U.S. dollar against certain international currencies. Although we experienced net increases in our Australia subsidiary due to the operation of our Ravenhall correctional facility project which began operations during the fourth quarter of 2017 and continued to ramp up in 2018, we also experienced offsetting decreases in revenue in connection with the transition of our Parklea Correctional Centre to a new operator in March 2019.

Facility Construction & Design
Beginning in the fourth quarter of 2018 and into 2019, we had facility construction & design services related to an expansion project at our Fulham Correctional Centre in Australia which is expected to be completed in the third quarter of 2020.

Operating Expenses

	2019	% of Segment Revenues	2018	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
GEO Secure Services	$587,156	74.3%	$543,143	74.6%	$44,013	8.1%
GEO Care	$207,177	67.0%	$199,130	68.7%	$8,047	4.0%
International Services	$109,146	92.0%	$122,233	93.5%	$(13,087)	(10.7)%
Facility Construction & Design	$6,686	100.0%	$—	—%	$6,686	100.0%
Total	$910,165	74.3%	$864,506	75.3%	$45,659	5.3%
GEO Secure Services
Operating expenses for GEO Secure Services increased by $44.0 million in First Half 2019 compared to First Half 2018. The increase was primarily due to aggregate net increases in population, transportation services and the variable costs associated with those services of $30.5 million. We also experienced increases of $19.6 million resulting from the activation of our contracts at our company-owned Eagle Pass Facility in Eagle Pass, Texas and our company-owned Montgomery Processing Center in Conroe, Texas as well as start up costs incurred in connection with our company-owned South Louisiana Processing Center which is expected to be activated during the third quarter of 2019. These increases were partially offset by decreases of $6.1 million at certain of our facilities primarily due to contract terminations.
GEO Care
Operating expenses for GEO Care increased by $8.1 million during First Half 2019 from First Half 2018 primarily due to $9.2 million related to increases in average client and participant counts under our ISAP and electronic monitoring services. These increases were partially offset by decreases of $1.1 million due to net decreases in census levels at certain of our community-based and reentry centers as well as contract terminations/closures of underutilized facilities.

International Services
Operating expenses for International Services in First Half 2019 compared to First Half 2018 decreased by $13.1 million. This decrease was primarily due to foreign exchange rate fluctuations of $12.2 million resulting from the strengthening of the U.S. dollar against certain international currencies. Although we experienced net increases in our Australia subsidiary due to the operation of our Ravenhall correctional facility project which began operations during the fourth quarter of 2017 and continued to ramp up in 2018, we also experienced partially offsetting decreases in operating expenses in connection with the transition of our Parklea Correctional Centre to a new operator in March 2019 resulting in an aggregate net decrease of $0.9 million.

Facility Construction & Design
Beginning in the fourth quarter of 2018 and into 2019, we had facility construction & design services related to an expansion project at our Fulham Correctional Centre in Australia which is expected to be completed in the third quarter of 2020.

Depreciation and Amortization

	2019	% of Segment Revenue	2018	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
GEO Secure Services	$39,452	5.0%	$37,473	5.1%	$1,979	5.3%
GEO Care	$24,562	7.9%	$22,376	7.7%	$2,186	9.8%
International Services	$807	0.7%	$966	0.7%	$(159)	(16.5)%
Total	$64,821	5.3%	$60,815	5.4%	$4,006	6.6%

GEO Secure Services
GEO Secure Services depreciation and amortization expense increased in First Half 2019 compared to First Half 2018 primarily due to the activation of our contracts at our company-owned Eagle Pass Facility in Eagle Pass, Texas and our company-owned Montgomery Processing Center in Conroe, Texas as well as renovations made at several of our other facilities.
GEO Care
GEO Care depreciation and amortization expense increased in First Half 2019 compared to First Half 2018 primarily due to renovations at certain of our centers.
International Services
Depreciation and amortization expense decreased in First Half 2019 compared to First Half 2018 as a result of certain assets becoming fully depreciated and there were no significant expansions or renovations during 2018 or 2019 at our international subsidiaries.
Other Unallocated Operating Expenses

	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$93,695	7.7%	$89,280	7.8%	$4,415	4.9%
General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased in First Half 2019 compared to First Half 2018. The increase is primarily due to increases related to higher non-cash stock-based compensation expense of $1.4 million as well as normal personnel and compensation adjustments, professional, consulting, business development and other administrative expenses in the aggregate of $3.0 million.
Non Operating Expenses
Interest Income and Interest Expense

	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$16,441	1.3%	$17,766	1.5%	$(1,325)	(7.5)%
Interest Expense	$79,212	6.5%	$72,214	6.3%	$6,998	9.7%
Interest income decreased in the First Half 2019 compared to First Half 2018 primarily due to a lower balance on our contract receivable related to our facility in Ravenhall, Australia. Also contributing to the decrease was the effect of the strengthening of the U.S. dollar against certain international currencies.

Interest expense increased in First Half 2019 compared to First Half 2018 primarily due to increased net interest expense attributable to higher interest rates as well as higher overall debt balances. Refer to Note 11- Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Loss on Extinguishment of Debt

	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$5,741	0.9%	$574	—%	$5,167	900.2%

On May 22, 2019, we completed an offering of Non-Recourse Notes related to our Ravenhall facility in Australia. The net proceeds from this offering were used to refinance our outstanding Construction Facility. As a result of the transaction, we incurred a $4.5 million loss on extinguishment of debt related to swap termination fees and unamortized deferred loan costs associated with the Construction Facility. Additionally, on June 12, 2019, GEO entered into Amendment No. 2 to our Credit Agreement. Under the amendment, the maturity date of our Revolver has been extended to May 17, 2024. As a result of the transaction, we incurred a loss on extinguishment of debt of $1.2 million related to certain unamortized deferred loan costs. Refer to Note 11- Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Income Tax Provision

	2019	Effective Rate	2018	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$9,372	10.7%	$8,470	11.1%	$902	10.6%

The provision for income taxes during First Half 2019 increased compared to First Half 2018 while our effective tax rate decreased. The decrease in the effective rate is primarily due to a change in the composition of our income. Additionally, in the First Half of 2019, there was a $0.5 million discrete tax expense related to stock compensation that vested during the period. In contrast, in the First Half 2018, there was a $0.4 million discrete tax benefit net of a $1.1 million discrete tax expense related to stock compensation that vested during that period. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. Our wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be in the range of approximately 9% to 11% exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$4,417	0.4%	$4,336	0.4%	$81	1.9%
Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates during First Half 2019 compared to First Half 2018 remained flat primarily due to labor related expenses in connection with the ramp up of GEOAmey's court custody and escort services contract in Scotland which began in the first quarter of 2019.

Financial Condition

Capital Requirements

Our current cash requirements consist of amounts needed for working capital, distributions of our REIT taxable income in order to maintain our REIT qualification, debt service, supply purchases, investments in joint ventures, and capital expenditures related to either the development of new secure services and reentry facilities, or the maintenance of existing facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract.

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing capital projects will be approximately $173 million of which $129 million was spent through June 30, 2019. We estimate that the remaining capital requirements related to these capital projects will be $44 million which will be spent through 2019.

Liquidity and Capital Resources
Indebtedness

On June 12, 2019, we entered into Amendment No. 2 to Third Amended and Restated Credit Agreement (the "Credit Agreement") by and among the refinancing lenders party thereto, the other lenders party thereto, GEO and GEO Corrections Holdings, Inc. and the administrative agent. Under the amendment, the maturity date of the revolver has been extended to May 17, 2024. The borrowing capacity under the amended revolver will remain at $900.0 million, and its pricing will remain unchanged currently bearing interest at LIBOR plus 2.25%. As a result of the transaction, we incurred a loss on extinguishment of debt of $1.2 million related to certain unamortized deferred loan costs. Additionally, loan costs of $4.7 million were incurred and capitalized in connection with the transaction.

As of June 30, 2019, we had approximately $782 million in aggregate borrowings outstanding, net of discount, under our term loan and approximately $452 million in borrowings under our revolver, and approximately $62 million in letters of credit which left approximately $386 million in additional borrowing capacity under our revolver. Refer to Note 11 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Australia - Ravenhall
In connection with a design and build project agreement with the State of Victoria, we entered into a syndicated facility agreement (the "Construction Facility") to provide debt financing for construction of the project. The Construction Facility provided for non-recourse funding up to AUD 791.0 million, or approximately $556.0 million, based on exchange rates as of June 30, 2019. The term of the Construction Facility was through September 2019 and bore interest at a variable rate quoted by certain Australian banks plus 200 basis points. On May 22, 2019, we completed an offering of AUD 461.6 million, or $324.4 million, based on exchange rates as of June 30, 2019, aggregate principal amount of non-recourse senior secured notes due 2042 ("the Non-Recourse Notes"). The amortizing Non-Recourse Notes were issued by Ravenhall Finance Co Pty Limited in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Non-Recourse Notes were issued with a coupon and yield to maturity of 4.23% with a maturity date of March 31, 2042. The net proceeds from this offering were used to refinance the outstanding Construction Facility and to pay all related fees, costs and expenses associated with the transaction. As a result of the transaction, we incurred a $4.5 million loss on extinguishment of debt related to swap termination fees and unamortized deferred costs associated with the Construction Facility. Additionally, loan costs of approximately $7.5 million were incurred and capitalized in connection with the offering.

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

We may from time to time seek to purchase or retire our outstanding senior notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

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

We plan to fund all of our capital needs, including distributions of our REIT taxable income in order to maintain our REIT qualification, and capital expenditures, from cash on hand, cash from operations, borrowings under our Credit Facility and any other financings which our management and Board, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under our $900.0 million revolver. Our management believes that cash on hand, cash flows from operations and availability under our Credit Facility will be adequate to support our capital requirements for 2019 as disclosed under “Capital Requirements” above.
Stock Buyback Program
Refer to Note 7 - Shareholders' Equity of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Prospectus Supplement

Refer to Note 7 - Shareholders' Equity of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Executive Retirement Agreement

We have a non-qualified deferred compensation agreement with our Chief Executive Officer ("CEO"). The current agreement, as amended, provides for a lump sum payment upon retirement, no sooner than age 55. Our CEO has reached age 55 and is eligible to receive the payment upon retirement. If our CEO had retired as of June 30, 2019, we would have had to pay him approximately $8.6 million. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity.

Off-Balance Sheet Arrangements

Except as discussed in the notes to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q, we do not have any off-balance sheet arrangements.

Cash Flow

Cash, cash equivalents and restricted cash and cash equivalents as of June 30, 2019 was $79.6 million, compared to $127.2 million as of June 30, 2018.

Operating Activities

Cash provided by operating activities amounted to $217.1 million for the six months ended June 30, 2019 versus cash provided by operating activities of $180.3 million for the six months ended June 30, 2018. Cash provided by operating activities during the six months ended June 30, 2019 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, discount and/or premium and other non-cash interest, stock-based compensation expense and loss on extinguishment of debt. Equity in earnings of affiliates, net of tax negatively impacted cash.

Changes in accounts receivable, prepaid expenses and other assets decreased in total by $38.9 million, representing a positive impact on cash. The decrease was primarily driven by the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $2.7 million which positively impacted cash. The increase was primarily driven by the timing of payments. Additionally, cash provided by operating activities for the six months ended June 30, 2019 was positively impacted by a decrease in changes in contract receivable related to our correctional facility in Ravenhall, Australia of $3.2 million which was a result of the timing of interest accruals and payments made towards the contract receivable.
Cash provided by operating activities during the six months ended June 30, 2018 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, discount and/or premium and other non-cash interest and stock-based compensation expense. Equity in earnings of affiliates, net of tax negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by $19.8 million, representing a positive impact on cash. The decrease was primarily driven by the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $15.2 million which positively impacted cash. The increase was primarily driven by the timing of payments. Additionally, cash provided by operating activities for the six months ended June 30, 2018 was negatively impacted by an increase in changes in contract receivable related to our prison project in Ravenhall, Australia of $4.9 million which was a result of the timing of interest accruals and payments made towards the contract receivable.
Investing Activities

Cash used in investing activities of $49.2 million during the six months ended June 30, 2019 was primarily the result of capital expenditures of $55.4 million. Cash used in investing activities of $99.0 million during the six months ended June 30, 2018 was primarily the result of capital expenditures of $107.1 million.

Financing Activities

Cash used in financing activities during the six months ended June 30, 2019 was approximately $173.6 million compared to cash used in financing activities of $85.7 million during the six months ended June 30, 2018. Cash used in financing activities during the six months ended June 30, 2019 was primarily the result of dividends paid of $116.1 million, payments on long-term debt of $213.9 million and payments on non-recourse debt of $326.9 million. These decreases were partially offset by proceeds from long-term debt of $170.0 million and proceeds from non-recourse debt of $326.1 million. Cash used in financing activities during the six months ended June 30, 2018 was primarily the result of proceeds from long-term debt of $245.0 million. This increase was partially offset by a decrease for dividends paid of $115.0 million, payments for repurchases of our common stock of $70.4 million, payments on long-term debt of $134.0 million and payments on non-recourse debt of $7.5 million.

Non-GAAP Measures

Funds from Operations ("FFO") is a widely accepted supplemental non-GAAP measure utilized to evaluate the operating performance of real estate investment trusts. It is defined in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which defines FFO as net income (loss) attributable to common shareholders (computed in accordance with Generally Accepted Accounting Principles), excluding real estate related depreciation and amortization, excluding gains and losses from the cumulative effects of accounting changes, extraordinary items and sales of properties, and including adjustments for unconsolidated partnerships and joint ventures.

We also present Normalized Funds From Operations, or Normalized FFO, and Adjusted Funds from Operations, or AFFO, as supplemental non-GAAP financial measures of real estate investment trusts' operating performance.

Normalized FFO is defined as FFO adjusted for certain items which by their nature are not comparable from period to period or that tend to obscure the Company’s actual operating performance, including for the periods presented the Net Tax Cuts and Jobs Act impact, loss on extinguishment of debt, pre-tax, start-up expenses, pre-tax, legal related expenses, pre-tax, escrow releases, pre-tax and the tax effect of adjustments to FFO.

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

Our reconciliation of net income attributable to The GEO Group, Inc. to FFO, Normalized FFO and AFFO for the three and six months ended June 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net income attributable to The GEO Group, Inc.	$41,914	$37,421	$82,619	$72,408
Add (Subtract):
Real estate related depreciation and amortization	17,937	17,509	36,039	34,897
Loss on real estate assets	—	590	1,497	492
NAREIT Defined FFO	$59,851	$55,520	$120,155	$107,797
Add (Subtract):
Net Tax Cuts and Jobs Act Impact	—	—	—	304
Start-up expenses, pre-tax	1,874	98	1,874	98
Legal related expenses, pre-tax	—	4,500	—	4,500
Escrow releases, pre-tax	—	(2,273)	—	(2,273)
Loss on extinguishment of debt, pre-tax	5,741	574	5,741	574
Tax effect of adjustments to Funds From Operations *	(853)	(713)	(899)	(713)
Normalized Funds from Operations	$66,613	$57,706	$126,871	$110,287
Add (Subtract):
Non-real estate related depreciation and amortization	14,415	13,804	28,782	28,342
Consolidated maintenance capital expenditures	(5,515)	(6,076)	(9,149)	(11,399)
Stock-based compensation expense	5,454	4,960	12,180	10,787
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	2,460	1,855	5,023	3,992
Adjusted Funds from Operations	$83,427	$72,249	$163,707	$142,009

* Tax effect of adjustments relate to loss on real estate assets, loss on extinguishment of debt, start-up expenses, legal expenses and escrow releases.

Outlook
The following discussion contains statements that are not historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statements. Please refer to “Part I - Item 1A. Risk Factors” and the "Forward Looking Statements - Safe Harbor"

sections in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as well as the "Forward-Looking Statements - Safe Harbor" section and other disclosures contained in this Form 10-Q for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.
Revenue

We continue to be encouraged by the current landscape of growth opportunities; however any positive trends may, to some extent, be adversely impacted by government budgetary constraints or any changes to a government's willingness to maintain or grow public-private partnerships in the future. While state finances overall are stable, future budgetary pressures may cause state correctional agencies to pursue a number of cost savings initiatives which may include reductions in per diem rates and/or the scope of services provided by private operators. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Additionally, if state budgetary constraints, as discussed above, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, contract modifications, contract terminations, contract non-renewals, and/or contract re-bids and the impact of any other potential changes to the willingness to maintain or grow public-private partnerships on the part of other government agencies. We believe we have a strong relationship with our government partners and we believe that we operate facilities that maximize security and efficiency while offering our suite of GEO Continuum of Care services and resources.
Although we have historically had a relatively high contract renewal rate, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.
Internationally, we are exploring a number of opportunities in our current markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk. On March 29, 2018, we announced that our transportation joint venture in the United Kingdom, GEO Amey, has signed a contract with Scottish Prison Service for the provision of court custody and escort services in Scotland. The contract has a base term of eight years effective January 26, 2019 with a renewal option of four years and is expected to have an average annual revenue of approximately $39 million. In New South Wales, Australia we are developing a 489-bed expansion at the Junee Correctional Centre which is expected to be completed during the forth quarter of 2019. We are also constructing a 137-bed expansion at the Fulham Correctional Centre in Victoria, Australia. Additionally, our Australian subsidiary is currently in negotiation discussions with the State of Victoria, Australia to increase the capacity at our Ravenhall Correctional Centre by an additional 300 beds increasing the capacity of the facility to 1,600 beds. The 300-bed capacity increase is expected to generate incremental annualized revenues of approximately $19 million. With respect to the Parklea Correctional Centre in Australia, we were unfortunately unsuccessful during the current competitive rebid process and have transitioned the management contract in March of 2019. In addition, we were recently informed by the State of Queensland, Australia that the Arthur Gorrie Correctional Centre will be transitioned to government operation between the end of 2019 and the first quarter of 2020.
With respect to our reentry services, electronic monitoring services, and community-based services business conducted through our GEO Care business segment, we are currently pursuing a number of business development opportunities. Related to opportunities for community-based reentry services, we are working with our existing federal, state, and local clients to leverage new opportunities for both residential reentry facilities as well as non-residential day reporting centers. We continue to expend resources on informing federal, state and local governments about the benefits of public-private partnerships, and we anticipate that there will be new opportunities in the future as those efforts continue to yield results. We believe we are well positioned to capitalize on any suitable opportunities that become available in this area.
Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related costs represented 57.4% of our operating expenses during the six months ended June 30, 2019. Additional significant operating expenses include food, utilities and medical costs. During the six months ended June 30, 2019, operating expenses totaled 74.3% of our consolidated revenues. We expect our operating expenses as a percentage of revenues in 2019 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2019, we will incur carrying costs for facilities that are currently vacant. As of June 30, 2019, our worldwide operations include the management and/or ownership of approximately 97,000 beds at 133 facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 210,000 individuals, including approximately 100,000 through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.
General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During the six months ended June 30, 2019, general and administrative expenses totaled 7.7% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenues in 2019 to remain consistent or decrease as a result of cost savings initiatives. We expect business development costs to remain consistent or increase slightly as we pursue additional business development opportunities in all of our business lines. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.
Idle Facilities

We are currently marketing approximately 2,300 vacant beds at two of our GEO Secure Services and one of our GEO Care idle facilities to potential customers. The annual carrying cost of our idle facilities in 2019 is estimated to be $11.5 million, including depreciation expense of $1.0 million. As of June 30, 2019, these three facilities had a net book value of $27.5 million. We currently do not have any firm commitment or agreement in place to activate the remaining facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. These idle facilities are included in the GEO Secure Services and GEO Care segments. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if all three remaining idle facilities were to be activated using our GEO Secure Services and GEO Care average per diem rates in 2019 (calculated as the GEO Secure Services and GEO Care revenue divided by the number of GEO Secure Services and GEO Care mandays) and based on the average occupancy rate in our facilities through June 30, 2019, we would expect to receive incremental annualized revenue of approximately $55 million and an annualized increase in earnings per share of approximately $0.05 to $0.10 per share based on our average operating margins.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
We are exposed to market risks related to changes in interest rates with respect to our Credit Facility. Payments under the Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Credit Facility of approximately $1,234 million and approximately $62 million in outstanding letters of credit, as of June 30, 2019, for every one percent increase in the average interest rate applicable to the Credit Facility, our total annual interest expense would increase by approximately $13 million.
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
Foreign Currency Exchange Rate Risk
We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the Australian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at June 30, 2019, every 10 percent change in historical currency rates would have approximately a $5.2 million effect on our financial position and approximately a $0.8 million impact on our results of operations during the six months ended June 30, 2019.
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

Changes in Internal Control Over Financial Reporting.
Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. With respect to the adoption of ASC Topic 842, "Leases" on January 1, 2019, we implemented certain internal controls to ensure we adequately evaluated our lease contracts and properly assessed the impact of the new accounting standard on our financial statements, including relevant disclosures, to facilitate this adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting during the six months ended June 30, 2019 due to the adoption of this standard. Refer to Note 2 - Leases of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional disclosures required under the new standard.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The information required herein is incorporated by reference from Note 12 - Commitments, Contingencies and Other in the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS.
Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. Set forth below is a discussion of the material changes to our existing risk factors previously disclosed in the 2018 Form 10-K as modified by the Quarterly Report of Form 10-Q for the quarter ended March 31, 2019 (the "2019 Q1 Form 10-Q"). The information below updates two existing risk factors, and should be read in conjunction with, the risk factors in our 2018 Form 10-K and the 2019 Q1 Form 10-Q. We encourage you to read these risk factors in their entirety.
Public resistance to the use of public-private partnerships for correctional facilities, processing centers and community reentry centers could result in our inability to obtain new contracts or the loss of existing contracts, impact our ability to obtain or refinance debt financing or enter into commercial arrangements, which could have a material adverse effect on our business, financial condition, results of operations and the market price of our securities.
The management and operation of correctional facilities, processing centers and community reentry centers under public-private partnerships has not achieved complete acceptance by either government agencies or the public. Some governmental agencies have limitations on their ability to delegate their traditional management responsibilities for such facilities and centers to private companies or they may be instructed by a governmental agency or authority overseeing them to reduce their utilization or scope of public-private partnerships or undertake additional reviews of their public-private partnerships. Any report prepared by or requested by a governmental agency or public official, investigation or inquiry, public statement by any governmental agency or public official, policy or legislative change, or other similar occurrence or action, that seeks to, or purports to, prohibit, eliminate, or otherwise restrict or limit in any way, the federal government's (or any state or local government's) ability to contract with private operators of these facilities and centers, could adversely impact our ability to maintain or renew existing contracts or to obtain new contracts.
In addition, the movement toward using public-private partnerships for such facilities and centers has encountered resistance from groups which believe that such facilities and centers should only be operated by governmental agencies. For example, several financial institutions, including some of our lenders, have recently announced that they will not be renewing existing agreements or entering into new agreements with companies that operate such facilities and centers pursuant to public-private partnerships. Some of these same institutions have ceased their equity analyst coverage of our company. While we believe we will continue to have access to the capital and debt markets on a cost-effective basis to support the growth and expansion of our high-quality services, if other financial institutions or third parties that currently provide us with financing or that we do business with decide in the future to cease providing us with financing or doing business with us, such determinations could have a material adverse effect on our business, financial condition and results of operations. Increased public resistance to the use of public-private partnerships for our facilities and centers in any of the markets in which we operate, as a result of these or other factors, could have a material adverse effect on our business, financial condition, results of operations and the market price of our securities.
Our business operations expose us to various liabilities for which we may not have adequate insurance and may have a material adverse effect on our business, financial condition or results of operations.
The nature of our business exposes us to various types of third-party legal claims, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to the federal Trafficking and Victims Protection Act, product liability claims, intellectual property infringement claims, claims relating to employment laws (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with our facilities, programs, electronic monitoring products, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. Some of these lawsuits purport or may be determined to be class or collective actions and seek substantial damages or injunctive relief, or both, and some may remain unresolved for several years. In addition, our management contracts generally require us to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. Expenses associated with legal proceedings may fluctuate from quarter to quarter based on the level of activity required during the different stages of legal proceedings, new developments that arise in the course of legal proceedings, and the Company's litigation strategy. Such expenses may be difficult to estimate and may be significant for legal proceedings that are class or collective actions, present numerous or novel claims and those legal proceedings that remain unresolved for several years. We maintain insurance coverage for these general types of claims, except for claims relating to employment matters, for which we carry no insurance. However, we generally have high deductible payment requirements on our primary insurance policies, including our general liability insurance, and there are also varying limits on the maximum amount of our overall coverage. As a result, the insurance we maintain to cover the various liabilities to which we are exposed may not be adequate. Any losses relating to matters for which we are either uninsured or for which we do not have adequate insurance could have a material adverse effect on our business, financial condition or results of operations. In addition, any losses relating to employment matters could have a material adverse effect on our business, financial condition or results of operations. To the extent the events serving as a basis for any potential claims are alleged or determined to constitute illegal or criminal activity, we could also be subject to criminal liability. Such liability could result in significant monetary fines and could affect our ability to bid on future contracts and retain our existing contracts.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
April 1, 2019 - April 30, 2019	—	$—	—	$104.8
May 1, 2019 - May 31, 2019	—	$—	—	$104.8
June 1, 2019 - June 30, 2019	229	$23.69	—	$104.8
Total	229		—
(1) We withheld 229 shares through net share settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees. These purchases were not made as part of a publicly announced plan or program.
(2) On February 14, 2018, we announced that our Board of Directors authorized a stock buyback program authorizing us to repurchase up to $200.0 million of our shares of common stock. The program is effective through October 20, 2020. There were no shares of our common stock repurchased under the stock buyback program during the six months ended June 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS.
(A) Exhibits

10.1
Amendment No. 2 to Third Amended and Restated Credit Agreement, dated June  12, 2019, by and among The GEO Group, Inc. and GEO Corrections Holdings, Inc., as the Borrowers, GEO Australasia Holdings PTY LTD, GEO Australasia Finance Holdings PTY LTD, as trustee of the GEO Australasia Finance Holding Trust, BNP Paribas, as administrative agent, and the lenders party thereto (portions of this exhibit have been omitted).

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date:	August 2, 2019	/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer
(duly authorized officer and principal financial officer)