Form 10-Q
period 2019-09-30
GEO GROUP INC
filed 2019-11-07
CIK 923796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to_______
Commission file number: 1-14260
_____________________________________________
The GEO Group, Inc.
(Exact name of registrant as specified in its charter)
_____________________________________________

Florida			65-0043078
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)

4955 Technology Way	Boca Raton,	Florida	33431
(Address of principal executive offices)			(Zip Code)
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

As of November 5, 2019, the registrant had 121,275,480 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2019 AND 2018
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues	$631,579	$583,530	$1,856,212	$1,731,956
Operating expenses	472,513	434,806	1,382,678	1,299,312
Depreciation and amortization	32,419	31,297	97,240	94,536
General and administrative expenses	48,488	47,647	142,183	136,927
Operating income	78,159	69,780	234,111	201,181
Interest income	6,686	8,428	23,127	26,194
Interest expense	(36,645)	(37,991)	(115,857)	(110,205)
Gain (loss) on extinguishment of debt	594	—	(5,147)	(574)
Income before income taxes and equity in earnings of affiliates	48,794	40,217	136,234	116,596
Provision for income taxes	5,137	3,723	14,509	12,193
Equity in earnings of affiliates, net of income tax provision of $456, $200, $1,171 and $636, respectively	2,228	2,735	6,645	7,071
Net income	45,885	39,229	128,370	111,474
Net loss attributable to noncontrolling interests	47	60	181	223
Net income attributable to The GEO Group, Inc.	$45,932	$39,289	$128,551	$111,697

Weighted-average common shares outstanding:
Basic	119,209	119,681	119,052	120,567
Diluted	119,282	120,302	119,314	121,055
Net income per common share attributable to The GEO Group, Inc.:
Basic:
Net income per common share attributable to The GEO Group, Inc. - basic	$0.39	$0.33	$1.08	$0.93
Diluted:
Net income per common share attributable to The GEO Group, Inc. - diluted	$0.39	$0.33	$1.08	$0.92
Dividends declared per share	$0.48	$0.47	$1.44	$1.41

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2019 AND 2018
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income	$45,885	$39,229	$128,370	$111,474
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,553)	(1,342)	(2,787)	(5,882)
Pension liability adjustment, net of tax provision (benefit) of $11, $(894), $33 and $(430), respectively	42	(761)	(563)	(31)
Change in fair value of derivative instrument classified as cash flow hedge, net of tax provision of $738, $271, $1,752 and $803, respectively	(2,777)	1,536	2,969	4,550
Total other comprehensive loss, net of tax	(7,288)	(567)	(381)	(1,363)
Total comprehensive income	38,597	38,662	127,989	110,111
Comprehensive loss attributable to noncontrolling interests	62	72	191	247
Comprehensive income attributable to The GEO Group, Inc.	$38,659	$38,734	$128,180	$110,358

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2019 AND DECEMBER 31, 2018
(In thousands, except share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$54,030	$31,255
Restricted cash and cash equivalents	33,536	51,678
Accounts receivable, less allowance for doubtful accounts of $4,029 and $4,183, respectively	377,984	445,526
Contract receivable, current portion	8,193	15,535
Prepaid expenses and other current assets	43,856	57,768
Total current assets	517,599	601,762
Restricted Cash and Investments	33,728	22,431
Property and Equipment, Net	2,155,498	2,158,610
Assets Held for Sale	3,761	2,634
Contract Receivable	353,010	368,178
Operating Lease Right-of-Use Assets, Net	125,718	—
Deferred Income Tax Assets	29,924	29,924
Goodwill	776,341	776,359
Intangible Assets, Net	215,607	232,360
Other Non-Current Assets	71,693	65,860
Total Assets	$4,282,879	$4,258,118
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$96,263	$93,032
Accrued payroll and related taxes	57,774	76,009
Accrued expenses and other current liabilities	202,356	204,170
Operating lease liabilities, current portion	28,795	—
Current portion of finance lease liabilities, long-term debt and non-recourse debt	23,417	332,027
Total current liabilities	408,605	705,238
Deferred Income Tax Liabilities	13,681	13,681
Other Non-Current Liabilities	88,159	82,481
Operating Lease Liabilities	99,271	—
Finance Lease Liabilities	3,403	4,570
Long-Term Debt	2,355,724	2,397,227
Non-Recourse Debt	307,032	15,017
Commitments and Contingencies (Note 12)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 187,500,000 shares authorized, 125,432,232 and 124,794,986 issued and 121,221,978 and 120,584,732 outstanding, respectively	1,255	1,248
Additional paid-in capital	1,225,310	1,210,916
Distributions in excess of earnings	(99,607)	(52,868)
Accumulated other comprehensive loss	(23,989)	(23,618)
Treasury stock, 4,210,254 shares, at cost	(95,175)	(95,175)
Total shareholders’ equity attributable to The GEO Group, Inc.	1,007,794	1,040,503
Noncontrolling interests	(790)	(599)
Total shareholders’ equity	1,007,004	1,039,904
Total Liabilities and Shareholders’ Equity	$4,282,879	$4,258,118

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2019 AND 2018
(In thousands)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash Flow from Operating Activities:
Net income	$128,370	$111,474
Net loss attributable to noncontrolling interests	181	223
Net income attributable to The GEO Group, Inc.	128,551	111,697
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	97,240	94,536
Stock-based compensation	16,919	16,351
Loss on extinguishment of debt	5,147	574
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	6,861	5,860
Provision for doubtful accounts	126	806
Equity in earnings of affiliates, net of tax	(6,645)	(7,071)
Dividends received from unconsolidated joint venture	5,694	8,710
Loss on sale/disposal of property and equipment, net	3,736	3,652
Loss on assets held for sale	1,083	—
Changes in assets and liabilities, net of effects of acquisitions:
Changes in accounts receivable, prepaid expenses and other assets	46,114	(13,955)
Changes in contract receivable	6,338	(3,986)
Changes in accounts payable, accrued expenses and other liabilities	11,794	3,049
Net cash provided by operating activities	322,958	220,223
Cash Flow from Investing Activities:
Insurance proceeds - damaged property	17,389	5,998
Proceeds from sale of property and equipment	402	2,061
Proceeds from sale of assets held for sale	823	3,797
Change in restricted investments	(5,449)	(2,413)
Capital expenditures	(90,787)	(161,490)
Net cash used in investing activities	(77,622)	(152,047)
Cash Flow from Financing Activities:
Proceeds from long-term debt	274,370	372,000
Payments on long-term debt	(310,616)	(186,033)
Payments on non-recourse debt	(332,717)	(9,636)
Proceeds from non-recourse debt	322,906	—
Taxes paid related to net share settlements of equity awards	(4,177)	(4,452)
Proceeds from issuance of common stock in connection with ESPP	400	404
Payment for repurchases of common stock	—	(70,446)
Debt issuance costs	(9,885)	(990)
Proceeds from the exercise of stock options	1,259	1,781
Cash dividends paid	(174,332)	(172,256)
Net cash used in financing activities	(232,792)	(69,628)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(2,063)	(5,392)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	10,481	(6,844)
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	84,472	133,545
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$94,953	$126,701
Supplemental Disclosures:
Non-cash Investing and Financing activities:
Right-of-use assets obtained from operating lease liabilities upon adoption of new lease standard (Refer to Note 2 - Leases)	$147,000	$—
Capital expenditures in accounts payable and accrued expenses	$5,231	$4,152

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) is a fully-integrated real estate investment trust (“REIT”) specializing in the design, financing, development and operation of secure facilities, processing centers and community reentry centers in the United States, Australia, South Africa and the United Kingdom. The Company owns, leases and operates a broad range of facilities including maximum, medium and minimum security facilities, processing centers, as well as community-based reentry facilities and offers an expanded delivery of rehabilitation services under its 'GEO Continuum of Care' platform. The 'GEO Continuum of Care' program integrates enhanced rehabilitative programs, which are evidence-based and include cognitive behavioral treatment and post-release services, and provides academic and vocational classes in life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for individuals as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). At September 30, 2019, the Company’s worldwide operations include the management and/or ownership of approximately 96,000 beds at 130 facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 210,000 individuals, including approximately 100,000 through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

The Company's unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2019 for the year ended December 31, 2018. The accompanying December 31, 2018 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2018. Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported financial position, results of operations or cash flows. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results for the entire year ending December 31, 2019, or for any other future interim or annual periods.

2. LEASES

On January 1, 2019, the Company adopted Accounting Standard Update ("ASU") No. 2016-02, "Leases" (Topic 842) which requires that entities record lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The Company implemented the new standard using the transition method that provided for adoption on the adoption date and recognizing a cumulative-effect adjustment to retained earnings, if any, upon adoption. Therefore, the consolidated financial statements for the three and nine months ended September 30, 2019 are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with the Company's historical accounting policy. Refer to Note 15 - Recent Accounting Pronouncements for further information.

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

Lease related assets and liabilities are recorded on the balance sheet as follows (in thousands):

	Classification on the Balance Sheet	September 30, 2019
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$125,718
Finance lease assets	Property and Equipment, Net	3,135
Total lease assets		$128,853

Liabilities
Current
Operating	Operating lease liabilities, current portion	$28,795
Finance [1]	Current portion of finance liabilities, long-term debt and non-recourse debt	1,550
Noncurrent
Operating	Operating Lease Liabilities	99,271
Finance [1]	Finance Lease Liabilities	3,403
Total lease liabilities		$133,019

[1] Also refer to Note 11 - Debt.

Certain information related to the lease costs for finance and operating leases is presented as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$11,611	$35,841
Finance lease cost:
Amortization of right-of-use assets	256	768
Interest on lease liabilities	77	254
Total finance lease cost	333	1,022
Short-term lease cost	1,673	5,228
Total lease cost	$13,617	$42,091

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$12,091	$37,107
Operating cash flows for finance leases	$77	$254
Financing activities for finance leases	$406	$1,197
Right-of-use assets obtained in exchange for new operating lease liabilties	$2,335	$8,653

Weighted average remaining lease term:
Operating leases	7.3 years
Finance leases	3.1 years
Weighted average discount rate:
Operating leases	4.74%
Finance leases	8.27%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities and finance lease liabilities recorded on the balance sheet as of September 30, 2019 (in thousands).

	Operating Leases	Finance Leases
Remainder of 2019	$9,242	$483
2020	32,503	1,934
2021	24,824	1,936
2022	18,384	1,233
2023	14,943	—
Thereafter	53,997	—
Total minimum lease payments	153,893	5,586
Less: amount of lease payment representing interest	(25,827)	(633)
Present value of future minimum lease payments	128,066	4,953
Less: current obligations under leases	(28,795)	(1,550)
Long-term lease obligations	$99,271	$3,403

3. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its various business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company's goodwill balances from January 1, 2019 to September 30, 2019 are as follows (in thousands):

	January 1, 2019	Foreign Currency Translation	September 30, 2019
GEO Secure Services	$316,366	$—	$316,366
GEO Care	459,589	—	459,589
International Services	404	(18)	386
Total Goodwill	$776,359	$(18)	$776,341

The Company has also recorded other finite and indefinite-lived intangible assets as a result of its various business combinations. The Company's intangible assets include facility management contracts, covenants not to compete, trade names and technology, as follows (in thousands):

		September 30, 2019			December 31, 2018
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	16.3	$308,393	$(142,998)	$165,395	$308,419	$(127,481)	$180,938
Technology	7.3	33,700	(28,688)	5,012	33,700	(27,478)	6,222
Trade names (Indefinite lived)	Indefinite	45,200	—	45,200	45,200	—	45,200
Total acquired intangible assets		$387,293	$(171,686)	$215,607	$388,019	$(155,659)	$232,360

Amortization expense was $16.7 million and $17.3 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization expense was primarily related to the GEO Secure Services and GEO Care segments' amortization of acquired facility management contracts. As of September 30, 2019, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 1.8 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the current contractual periods.
Estimated amortization expense related to the Company's finite-lived intangible assets for the remainder of 2019 through 2023 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2019	$5,613
2020	22,306
2021	19,782
2022	18,204
2023	13,494
Thereafter	91,008
$170,407

4. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

		Fair Value Measurements at September 30, 2019
	Carrying Value at September 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment:
Rabbi Trust	$26,341	$—	$26,341	$—
Fixed income securities	—	—	—	—
Liabilities:
Interest rate swap derivatives	$3,515	$—	$3,515	$—

		Fair Value Measurements at December 31, 2018
	Carrying Value at December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$20,892	$—	$20,892	$—
Fixed income securities	1,801	—	1,801	—
Liabilities:
Interest rate swap derivatives	$8,638	$—	$8,638	$—

The Company’s Level 2 financial instruments included in the tables above as of September 30, 2019 and December 31, 2018 consist of interest rate swap derivative liabilities held by GEO and the Company's Australian subsidiary, the Company's rabbi trust established for GEO employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and an investment in Canadian dollar denominated fixed income securities. On May 22, 2019, the Company terminated the interest rate swap derivative liabilities in connection with a debt refinancing transaction by our Australian subsidiary. Refer to Note 10 - Derivative Financial Instruments and Note 11 - Debt for additional information.
The interest rate swap derivative liabilities are valued using a discounted cash flow model based on projected borrowing rates. The Company's restricted investment in the rabbi trust is invested in Company-owned life insurance policies which are recorded at their cash surrender values. These investments are valued based on the underlying investments held in the policies' separate account. The underlying assets are equity and fixed income pooled funds that are comprised of Level 1 and Level 2 securities. The Canadian dollar denominated securities, not actively traded, are valued using quoted rates for these and similar securities.
During the nine months ended September 30, 2019, the Company transferred certain accounts receivable balances that had a carrying value of approximately $3.0 million to an unrelated third party. The transfer was accounted for as a sale and the Company has no continuing involvement with the transferred assets. The Company received cash proceeds in connection with the sale of approximately $3.0 million, and as such, there was no gain or loss in connection with the transaction.

5. FAIR VALUE OF ASSETS AND LIABILITIES
The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at September 30, 2019 and December 31, 2018 (in thousands):

		Estimated Fair Value Measurements at September 30, 2019
	Carrying Value as of September 30, 2019	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$54,030	$54,030	$54,030	$—	$—
Restricted cash and investments	40,923	40,923	40,923	—	—
Liabilities:
Borrowings under senior credit facility	$1,222,610	$1,137,210	$—	$1,137,210	$—
5.875% Senior Notes due 2022	216,023	209,519	—	209,519	—
5.125% Senior Notes due 2023	300,000	266,463	—	266,463	—
5.875% Senior Notes due 2024	250,000	217,488	—	217,488	—
6.00% Senior Notes due 2026	350,000	283,486	—	283,486	—
Non-recourse debt	325,313	325,428	—	325,428	—

		Estimated Fair Value Measurements at December 31, 2018
	Carrying Value as of December 31, 2018	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$31,255	$31,255	$31,255	$—	$—
Restricted cash and investments	53,217	53,217	50,499	2,718	—
Liabilities:
Borrowings under senior credit facility	$1,273,965	$1,188,196	$—	$1,188,196	$—
5.875% Senior Notes due 2022	250,000	244,550	—	244,550	—
5.125% Senior Notes due 2023	300,000	271,992	—	271,992	—
5.875% Senior Notes due 2024	250,000	224,590	—	224,590	—
6.00% Senior Notes due 2026	350,000	310,177	—	310,177	—
Non-recourse debt	340,910	348,274	—	348,274	—

The fair values of the Company’s cash and cash equivalents, and restricted cash approximates the carrying values of these assets at September 30, 2019 and December 31, 2018. Restricted cash consists of money market funds, bank deposits, commercial paper and time deposits used for asset replacement funds and other funds contractually required to be maintained at the Company's Australian subsidiary. The fair value of the money market funds and bank deposits is based on quoted market prices (Level 1) and the fair value of commercial paper and time deposits is based on market prices for similar instruments (Level 2).
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

6. RESTRICTED CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30, 2019	September 30, 2018
Cash and Cash Equivalents	$54,030	$66,007
Restricted cash and cash equivalents - current	33,536	54,931
Restricted cash and investments - non-current	33,728	28,939
Less Restricted investments - non-current	(26,341)	(23,176)
Total cash, cash equivalents and restricted cash and cash equivalents shown in the statement of cash flows	$94,953	$126,701

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

7. SHAREHOLDERS’ EQUITY
The following table presents the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Common shares		Additional Paid-In	Distributions in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended September 30, 2019
Balance, July 1, 2019	121,213	$1,254	$1,220,242	$(87,339)	$(16,716)	4,210	$(95,175)	$(728)	$1,021,538
Proceeds from exercise of stock options	15	1	181	—	—	—	—	—	182
Stock-based compensation expense	—	—	4,739	—	—	—	—	—	4,739
Restricted stock canceled	(14)	(1)	1	—	—	—	—	—	—
Dividends paid	—	—	—	(58,200)	—	—	—	—	(58,200)
Shares withheld for net settlements of share-based awards [1]	(1)	—	(2)	—	—	—	—	—	(2)
Issuance of common stock - ESPP	9	1	149	—	—	—	—	—	150
Net income (loss)	—	—	—	45,932	—	—	—	(47)	45,885
Other comprehensive income (loss)	—	—	—	—	(7,273)	—	—	(15)	(7,288)
Balance, September 30, 2019	121,222	$1,255	$1,225,310	$(99,607)	$(23,989)	4,210	$(95,175)	$(790)	$1,007,004

	Common shares		Additional Paid-In	Distributions in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended September 30, 2018
Balance, July 1, 2018	$121,677	$1,248	$1,198,930	$(11,068)	$(25,229)	3,117	$(70,446)	$(498)	$1,092,937
Proceeds from exercise of stock options	20	—	409	—	—	—	—	—	409
Stock-based compensation expense	—	—	5,564	—	—	—	—	—	5,564
Restricted stock granted	9	—	—	—	—	—	—	—	—
Restricted stock canceled	(24)	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	(57,239)	—	—	—	—	(57,239)
Shares withheld for net settlements of share-based awards [1]	(2)	—	(61)	—	—	—	—	—	(61)
Issuance of common stock - ESPP	6	—	140	—	—	—	—	—	140
Net income (loss)	—	—	—	39,289	—	—	—	(60)	39,229
Other comprehensive income (loss)	—	—	—	—	(556)	—	—	(11)	(567)
Balance, September 30, 2018	121,686	$1,248	$1,204,982	$(29,018)	$(25,785)	3,117	$(70,446)	$(569)	$1,080,412

	Common shares		Additional Paid-In	Distributions in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interests	Equity
For the Nine Months Ended September 30, 2019
Balance January 1, 2019	$120,585	$1,248	$1,210,916	$(52,868)	$(23,618)	$4,210	$(95,175)	$(599)	$1,039,904
Proceeds from exercise of stock options	78	1	1,258	—	—	—	—	—	1,259
Stock-based compensation expense	—	—	16,919	—	—	—	—	—	16,919
Restricted stock granted	788	8	(8)	—	—	—	—	—	—
Restricted stock canceled	(52)	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	(174,322)	—	—	—	—	(174,322)
Shares withheld for net settlements of share-based awards [1]	(198)	(2)	(4,175)	—	—	—	—	—	(4,177)
Issuance of common stock - ESPP	21	—	400	—	—	—	—	—	400
Transition adjustment for accounting standard adoption [2]	—	—	—	(968)	968	—	—	—	—
Net income (loss)	—	—	—	128,551	—	—	—	(181)	128,370
Other comprehensive income (loss)	—	—	—	—	(1,339)	—	—	(10)	(1,349)
Balance, September 30, 2019	121,222	$1,255	$1,225,310	$(99,607)	$(23,989)	4,210	$(95,175)	$(790)	$1,007,004

	Common shares		Additional Paid-In		Earnings in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital		Distributions	Loss	Shares	Amount	Interests	Equity
For the Nine Months Ended September 30, 2018
Balance, January 1, 2018	124,008	$1,240	$1,190,906		$31,541	$(24,446)	—	—	$(322)	$1,198,919
Proceeds from exercise of stock options	97	1	1,780	—	—	—	—	—	—	1,781
Stock-based compensation expense	—	—	16,351	—	—	—	—	—	—	16,351
Restricted stock granted	905	9	(9)	—	—	—	—	—	—	—
Restricted stock canceled	(52)	—	—	—	—	—	—	—	—	—
Dividends paid	—	—	—		(172,256)	—	—	—	—	(172,256)
Shares withheld for net settlements of share-based awards [1]	(173)	(2)	(4,450)	—	—	—	—	—	—	(4,452)
Issuance of common stock - ESPP	18	—	404	—	—	—	—	—	—	404
Repurchases of common stock	(3,117)	—	—	—	—	—	3,117	(70,446)	—	(70,446)
Net income (loss)	—	—	—		111,697	—	—	—	(223)	111,474
Other comprehensive income (loss)	—	—	—		—	(1,339)	—	—	(24)	(1,363)
Balance, September 30, 2018	121,686	$1,248	$1,204,982		$(29,018)	$(25,785)	3,117	$(70,446)	$(569)	$1,080,412

[1] During the nine months ended September 30, 2019 and 2018, the Company withheld shares through net share settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees.

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
During the nine months ended September 30, 2019 and the year ended December 31, 2018 GEO declared and paid the following regular cash distributions to its shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Aggregate Payment Amount (in millions)
February 5, 2018	February 16, 2018	February 27, 2018	$0.47	$58.3
April 11, 2018	April 23, 2018	May 3, 2018	$0.47	$57.4
July 10, 2018	July 20, 2018	July 27, 2018	$0.47	$57.2
October 15, 2018	October 26, 2018	November 2, 2018	$0.47	$57.2
February 4, 2019	February 15, 2019	February 22, 2019	$0.48	$57.9
April 3, 2019	April 15, 2019	April 22, 2019	$0.48	$58.2
July 9, 2019	July 19, 2019	July 26, 2019	$0.48	$58.2

Stock Buyback Program
On February 14, 2018, the Company announced that its Board authorized a stock buyback program authorizing the Company to repurchase up to a maximum of $200 million of its shares of common stock. The stock buyback program will be funded primarily with cash on hand, free cash flow and borrowings under the Company's $900 million revolving credit facility (the "Revolver"). The program is effective through October 20, 2020. The stock buyback program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission ("SEC") requirements. The stock buyback program does not obligate the Company to purchase any specific amount of the Company's common stock and may be suspended or extended at any time at the discretion of the Company's Board. There were no repurchases of shares of the Company's common stock during the nine months ended September 30, 2019. The Company believes it has the ability to continue to fund the stock buyback program, its debt service requirements and its maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

Prospectus Supplement

On October 20, 2017, the Company filed with the SEC an automatic shelf registration on Form S-3. Under this shelf registration, the Company may, from time to time, sell any combination of securities described in the prospectus in one or more offerings. Each time that the Company may sell securities, the Company will provide a prospectus supplement that will contain specific information about the terms of that offering and the securities being offered. On November 9, 2017, in connection with the shelf registration, the Company filed with the SEC a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $150 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the nine months ended September 30, 2019.

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

The components of accumulated other comprehensive income (loss) attributable to GEO within shareholders' equity are as follows:

	Nine Months Ended September 30, 2019
	(In thousands)
	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc. (1)	Change in fair value of derivatives, net of tax (2)	Pension adjustments, net of tax	Total
Balance, January 1, 2019	$(14,573)	$(5,746)	$(3,299)	$(23,618)
Current-period other comprehensive loss before reclassifications	(2,777)	(882)	(563)	(4,222)
Amounts reclassified from other comprehensive income into earnings	—	3,851	—	3,851
Net current-period other comprehensive income (loss)	(2,777)	2,969	(563)	(371)
Balance, September 30, 2019	$(17,350)	$(2,777)	$(3,862)	$(23,989)

(1) The foreign currency translation related to noncontrolling interests was not significant at September 30, 2019 or December 31, 2018.

(2) On May 22, 2019, the Company refinanced the debt associated with its Ravenhall project and terminated the associated interest rate swap derivatives which resulted in the reclassification of $3.9 million into losses that were previously reported in accumulated other comprehensive income (loss). In August 2019, the Company entered into two identical Notes in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The Company has entered into interest rate swap agreements to fix the interest rate to 4.22%. Refer to Note 10 - Derivative Financial Instruments and Note 11 - Debt for additional information.

	Nine Months Ended September 30, 2018
	(In thousands)
	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc. (1)	Change in fair value of derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2018	(7,470)	(11,892)	(5,084)	(24,446)
Current-period other comprehensive (loss) income	(5,858)	4,550	(31)	(1,339)
Balance, September 30, 2018	(13,328)	(7,342)	(5,115)	(25,785)

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
Stock Options
The Company uses a Black-Scholes option valuation model to estimate the fair value of each time-based or performance-based option awarded. For options granted during the nine months ended September 30, 2019, the fair value was estimated using the following assumptions: (i) volatility of 40.69%; (ii) expected term of 5.0 years; (iii) risk free interest rate of 2.44%; and (iv) expected dividend yield of 8.47%. A summary of the activity of stock option awards issued and outstanding under Company plans was as follows for the nine months ended September 30, 2019:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at January 1, 2019	1,462	$24.30	7.20	$924
Options granted	391	22.68
Options exercised	(78)	16.03
Options forfeited/canceled/expired	(151)	24.48
Options outstanding at September 30, 2019	1,624	$24.31	7.17	$314
Options vested and expected to vest at September 30, 2019	1,538	$24.37	7.08	$314
Options exercisable at September 30, 2019	819	$24.88	5.80	$314

On March 1, 2019, the Company granted approximately 391,000 options to certain employees which had a per share grant date fair value of $3.96. For the nine months ended September 30, 2019 and September 30, 2018, the amount of stock-based compensation expense related to stock options was $0.8 million and $0.7 million, respectively. As of September 30, 2019, the Company had $2.2 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.7 years.

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
A summary of the activity of restricted stock outstanding is as follows for the nine months ended September 30, 2019:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at January 1, 2019	2,018	$27.62
Granted	788	23.79
Vested	(701)	24.09
Forfeited/canceled	(53)	24.11
Restricted stock outstanding at September 30, 2019	2,052	$27.32

During the nine months ended September 30, 2019, the Company granted approximately 788,000 shares of restricted stock to certain employees and executive officers. Of these awards, 250,000 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2019, 2020 and 2021.
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

For the nine months ended September 30, 2019 and September 30, 2018, the Company recognized $16.1 million and $15.6 million, respectively, of compensation expense related to its restricted stock awards. As of September 30, 2019, the Company had $31.2 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 2.2 years.
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
The Plan is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Plan are made on the last day of each month. During the nine months ended September 30, 2019, 21,411 shares of the Company's common stock were issued in connection with the Plan.

9. EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing the net income attributable to The GEO Group, Inc. by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share were calculated for the three and nine months ended September 30, 2019 and 2018 as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income	$45,885	$39,229	$128,370	$111,474
Net loss attributable to noncontrolling interests	47	60	181	223
Net income attributable to The GEO Group, Inc.	45,932	39,289	128,551	111,697
Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	119,209	119,681	119,052	120,567
Per share amount	$0.39	$0.33	$1.08	$0.93
Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	119,209	119,681	119,052	120,567
Dilutive effect of equity incentive plans	73	621	262	488
Weighted average shares assuming dilution	119,282	120,302	119,314	121,055
Per share amount	$0.39	$0.33	$1.08	$0.92

Three Months
For the three months ended September 30, 2019, 1,522,227 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share ("EPS") because the effect would be anti-dilutive. There were 1,801,015 common stock equivalents from restricted shares that were anti-dilutive.
For the three months ended September 30, 2018, 613,224 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 477,941 common stock equivalents from restricted shares that were anti-dilutive.
Nine Months
For the nine months ended September 30, 2019, 1,497,922 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 1,479,719 common stock equivalents from restricted shares that were anti-dilutive.
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

In August 2019, the Company entered into two interest rate swap agreements in the aggregate notional amount of $44.3 million to fix the interest rate on certain of its variable rate debt to 4.22%. The Company has designated these interest rate swaps as hedges against changes in the cash flows of two identical promissory notes (the "Notes") which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the Notes and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in fair value of the interest rate swaps as accumulated other comprehensive income, net of applicable taxes. Total unrealized losses recorded in other comprehensive income, net of tax, related to these cash flow hedges was $2.8 million during the nine months ended September 30, 2019. The total fair value of the swap liabilities as of September 30, 2019 was $3.5 million and is recorded as a component of Other Non-Current liabilities within the accompanying balance sheet. There was no material ineffectiveness for the period presented. The Company does not expect to enter into any transactions during the next twelve months which would result in reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss). Refer to Note 11 - Debt for additional information.

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

11. DEBT
Debt outstanding as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Senior Credit Facility:
Term loan	$780,000	$786,000
Unamortized discount on term loan	(2,429)	(2,878)
Unamortized debt issuance costs on term loan	(5,761)	(6,826)
Revolver	445,039	490,843
Total Senior Credit Facility	1,216,849	1,267,139
6.00% Senior Notes:
Notes Due in 2026	350,000	350,000
Unamortized debt issuance costs	(4,420)	(4,820)
Total 6.00% Senior Notes Due in 2026	345,580	345,180
5.875% Senior Notes:
Notes Due in 2024	250,000	250,000
Unamortized debt issuance costs	(2,645)	(2,971)
Total 5.875% Senior Notes Due in 2024	247,355	247,029
5.125% Senior Notes:
Notes Due in 2023	300,000	300,000
Unamortized debt issuance costs	(3,049)	(3,548)
Total 5.125% Senior Notes Due in 2023	296,951	296,452
5.875% Senior Notes:
Notes Due in 2022	216,023	250,000
Unamortized debt issuance costs	(1,677)	(2,514)
Total 5.875% Senior Notes Due in 2022	214,346	247,486
Non-Recourse Debt	325,410	341,074
Unamortized debt issuance costs on non-recourse debt	(5,425)	(3,883)
Unamortized discount on non-recourse debt	(97)	(164)
Total Non-Recourse Debt	319,888	337,027
Finance Lease Liabilities	4,953	6,059
Other debt	43,654	2,469
Total debt	2,689,576	2,748,841
Current portion of finance lease liabilities, long-term debt and non-recourse debt	(23,417)	(332,027)
Finance Lease Liabilities, long-term portion	(3,403)	(4,570)
Non-Recourse Debt, long-term portion	(307,032)	(15,017)
Long-Term Debt	$2,355,724	$2,397,227

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

The Credit Agreement evidences a credit facility (the "Credit Facility") consisting of a $792.0 million term loan bearing interest at LIBOR plus 2.00% (with a LIBOR floor of 0.75%), and a $900.0 million revolver initially bearing interest at LIBOR plus

2.25% (with no LIBOR floor) together with AUD275 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars under the Australian Dollar Letter of Credit Facility (the "Australian LC Facility"). As of September 30, 2019, there were no letters of credit issued under the Australian LC Facility. Amounts to be borrowed by GEO under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The term loan component is scheduled to mature on March 23, 2024. The revolving credit commitment component is scheduled to mature on May 17, 2024. The Credit Agreement also has an accordion feature of $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

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

On August 18, 2016, the Company executed a Letter of Offer providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of approximately AUD100 million, or $70.0 million, based on exchange rates in effect as of September 30, 2019 (collectively, the “Bank Guarantee Facility”). The Bank Guarantee Facility allows GEO to provide letters of credit to assure performance of certain obligations of its wholly owned subsidiary relating to its correctional facility in Ravenhall, located near Melbourne, Australia. The Bank Guarantee Facility is unsecured. The issuance of letters of credit under the Bank Guarantee Facility is subject to the satisfaction of the conditions precedent specified in the Letter of Offer. Letters of credit issued under the bank guarantee lines are due on demand and letters of credit issued under the bank guarantee/standby sub-facility cannot have a duration exceeding twelve months. The Bank Guarantee Facility may be terminated by the lender on 90 days written notice. As of September 30, 2019, there was AUD100 million in letters of credit issued under the Bank Guarantee Facility.

As of September 30, 2019, the Company had approximately $780 million in aggregate borrowings outstanding under its term loan, approximately $445 million in borrowings under its revolver, and approximately $62 million in letters of credit which left approximately $393 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of September 30, 2019 was 4.1%.

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

5.875% Senior Notes due 2022
Interest on the 5.875% Senior Notes due 2022 accrues at the stated rate. The Company pays interest semi-annually in arrears on January 15 and July 15 of each year. On or after January 15, 2017, the Company may, at its option, redeem all or part of the 5.875% Senior Notes due 2022 at the redemption prices set forth in the indenture governing the 5.875%Senior Notes due 2022. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors. Refer to Note 16- Condensed Consolidating Financial Information.

Debt Repurchases
On August 16, 2019, the Company's Board of Directors authorized the Company to repurchase and/or retire a portion of the 6.00% Senior Notes due 2026, the 5.875% Senior Notes due 2024, the 5.125% Senior Notes due 2023, the 5.875% Senior Notes due 2022 (collectively the "GEO Senior Notes") and the Company's term loan under its Amended Credit Agreement through cash purchases, in open market purchases, privately negotiated transactions, or otherwise, up to an aggregate maximum of $100 million, subject to certain limitations through December 31, 2020.

During the third quarter of 2019, the Company repurchased approximately $34.0 million in aggregate principal amount of its 5.875% Senior Notes due 2022 at a weighted average price of 97.48% for a total cost of $33.1 million. As a result of these repurchases, the Company recognized a net gain on extinguishment of debt of $0.6 million.
Non-Recourse Debt
Tacoma Processing Center
The remaining balance of the original debt service requirement under the $54.4 million note payable ("2011 Revenue Bonds") to WEDFA is $22.9 million, of which $7.3 million is classified as current in the accompanying consolidated balance sheet as of September 30, 2019. The payment of principal and interest on the 2011 Revenue Bonds issued by WEDFA is non-recourse to GEO. The 2011 Revenue Bonds will mature in October 2021 with a fixed coupon rate of 5.25%.
As of September 30, 2019, included in current restricted cash and cash equivalents is $8.3 million of funds held in trust for debt service and other reserves with respect to the above mentioned note payable to WEDFA.

Australia - Ravenhall
In connection with a design and build project agreement with the State of Victoria, in September 2014, the Company entered into a syndicated facility agreement (the "Construction Facility") to provide debt financing for construction of the project. The Construction Facility provided for non-recourse funding up to AUD 791.0 million, or approximately $534.2 million, based on exchange rates as of September 30, 2019. In accordance with the terms of the contract, upon completion and commercial acceptance of the project, the State made a lump sum payment of AUD 310.0 million, or approximately $209.0 million, based on exchange rates as of September 30, 2019. The term of the Construction Facility was through September 2019 and bore interest at a variable rate quoted by certain Australian banks plus 200 basis points. On May 22, 2019, the Company completed an offering of AUD 461.6 million, or $311.8 million, based on exchange rates as of September 30, 2019, aggregate principal amount of non-recourse senior secured notes due 2042 (the "Non-Recourse Notes"). The amortizing Non-Recourse Notes were issued by Ravenhall Finance Co Pty Limited in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Non-Recourse Notes were issued with a coupon and yield to maturity of 4.23% with a maturity date of March 31, 2042. The net proceeds from this offering were used to refinance the outstanding Construction Facility and to pay all related fees, costs and expenses associated with the transaction. As a result of the transaction, the Company incurred a $4.5 million loss on extinguishment of debt related to swap termination fees and unamortized deferred costs associated with the Construction Facility. Additionally, loan costs of approximately $7.5 million were incurred and capitalized in connection with the offering.

Other
In August 2019, the Company entered into two identical Notes in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the Notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. The Company has entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at September 30, 2019 is $0.7 million of deferred loan costs incurred in the transaction. Refer to Note 10 - Derivative Financial Instruments for further information.
Guarantees
Australia
The Company has entered into a guarantee in connection with the operating performance of a facility in Australia. The obligation amounted to approximately AUD100.0 million, or $67.5 million, based on exchange rates as of September 30, 2019. The guarantee is secured by outstanding letters of credit under the Company's Revolver.
At September 30, 2019, the Company also had seven other letters of credit outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $9.0 million.
South Africa
In connection with the creation of South African Custodial Services Pty. Limited ("SACS"), the Company entered into certain guarantees related to the financing, construction and operation of the South African facility. The Company guaranteed certain obligations of SACS under its debt agreements to SACS' former senior lenders through the issuance of letters of credit under the Company's Revolver. In July 2018, SACS settled all amounts due under the debt facilities and has therefore discharged the guaranteed obligations, therefore the guarantees related to these obligations were no longer necessary and the letters of credit were not renewed. Additionally, SACS was required to maintain funding in a rectification account maintained for the payment of certain costs in the event of contract termination. SACS has met the required funding obligation and there is no further requirement to maintain the required funding rectification account.
In addition to the above, the Company also agreed to provide a loan, if required, of up to 20 million South African Rand, or $1.3 million based on exchange rates as of September 30, 2019, referred to as the shareholder's standby facility, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the shareholder's standby facility. The Company’s obligations under the shareholder's standby facility expired upon SACS’ release from its obligations under the common terms agreement in February 2019 with the final payment of the facility management fees.
The Company also guaranteed certain obligations of SACS to the security trustee for SACS’ lenders. The Company secured its guarantee to the security trustee by ceding its rights to claims against SACS in respect of any loans or other finance agreements, and by pledging the Company’s shares in SACS. The Company’s liability under the guarantee is limited to the cession and pledge of shares. The guarantee expired in February 2019 when of all SACS' obligations in terms of the finance agreements were settled.
Except as discussed above, the Company does not have any off balance sheet arrangements.
12. COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

As previously reported and described in the Company's prior periodic reports, including most recently in our Form 10-Q for the quarter ended June 30, 2019, former civil immigration detainees at the Aurora Immigration Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the United States District Court for the District of Colorado (the “Court”). The complaint alleges that the Company was in violation of the Colorado Minimum Wages of Workers Act and the federal Trafficking Victims Protection Act ("TVPA"). The plaintiff class claims that the Company was unjustly enriched because of the level of payment the detainees received for work performed at the facility, even though the voluntary work program as well as the wage rates and standards associated with the program that are at issue in the case are authorized by the Federal government under guidelines approved by the United States Congress. On July 6, 2015, the Court found that detainees were not employees under the Colorado Minimum Wage Order and dismissed this claim. In February 2017, the Court granted the plaintiff-class’ motion for class certification on the TVPA and unjust enrichment claims. The plaintiff class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the Court may deem proper. In the time since the Colorado suit was initially filed, three similar lawsuits have been filed - two in Washington and one in California. In Washington, one of the two lawsuits was filed on September 9, 2017 by immigration detainees against the Company in the U.S. District Court for the Western District of Washington. The second lawsuit was filed on September 20, 2017 by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. In California, a class-action lawsuit was filed on December 19, 2017 by immigration detainees against the Company in the U.S. District Court Eastern Division of the Central District of California. All three lawsuits allege violations of the respective state’s minimum wage laws. However, the California lawsuit, like the Colorado suit, also includes claims that the Company violated the TVPA and California's equivalent state statute. On September 27, 2019, the California plaintiff class filed a motion for class certification of both California-based and nationwide classes. The Company filed a response to this motion disputing the plaintiff class' right to broad class treatment of the claims at issue. On July 2, 2019, the Company filed a Motion for Summary Judgment in the Washington Attorney General’s Tacoma lawsuit based on the Company’s position that its legal defenses prevent the case from proceeding to trial. The federal court in Washington denied the Company's Motion for Summary Judgment on August 6, 2019. However, on August 20, 2019, the Department of Justice filed a Statement of Interest, which asked the Washington court to revisit its prior denial of the Company's intergovernmental immunity defense in the case. While the Washington court ultimately elected not to dismiss the case at the time, its order importantly declared that the Company's intergovernmental immunity defense was legally viable, to be ultimately determined at trial. The two Washington cases are currently set for trial in March 2020. The Company intends to take all necessary steps to vigorously defend itself and has consistently refuted the allegations and claims in these lawsuits. The Company has not recorded an accrual relating to these matters at this time, as a loss is not considered probable nor reasonably estimable at this stage of the lawsuits. The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, the results of these claims or proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these claims or proceedings could have a material adverse effect on the Company's financial condition, results of operations or cash flows. Our accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. We do not accrue for anticipated legal fees and costs, but expense those items as incurred.
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

Other Assessment

A state non-income tax audit completed in 2016 included tax periods for which the state tax authority had previously processed a substantial tax refund. At the completion of the audit fieldwork, the Company received a notice of audit findings disallowing deductions that were previously claimed by the Company, approved by the state tax authority and served as the basis for the approved refund claim. In early January 2017, the Company received a formal Notice of Assessment of Taxes and Demand for Payment from the taxing authority disallowing the deductions. The total tax, penalty and interest related to the assessment is approximately $18.8 million. The Company has filed an administrative protest and disagrees with the assessment and intends to take all necessary steps to vigorously defend its position.  The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of outside counsel in connection with this matter.
Commitments
The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing capital projects will be approximately $193 million of which $143 million was spent through the first nine months of 2019. The Company estimates the remaining capital requirements related to these capital projects will be $50 million which will be spent through the remainder of 2019.
Idle Facilities
As of September 30, 2019, the Company was marketing approximately 3,000 vacant beds at four of its idle facilities to potential customers. The carrying values of these idle facilities, which are included in Property and Equipment, Net in the accompanying consolidated balance sheets, totaled $49.6 million as of September 30, 2019, excluding equipment and other assets that can be easily transferred for use at other facilities. There was no indication of impairment related to the Company's idle facilities at September 30, 2019.

13. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION
Operating and Reporting Segments
The Company conducts its business through four reportable business segments: the GEO Secure Services segment; the GEO Care segment; the International Services segment; and the Facility Construction & Design segment. The Company's segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues:
GEO Secure Services	$411,078	$379,351	$1,201,063	$1,107,016
GEO Care	153,422	141,808	462,772	431,819
International Services	57,634	62,371	176,246	193,121
Facility Construction & Design [1]	9,445	—	16,131	—
Total revenues	$631,579	$583,530	$1,856,212	$1,731,956
Operating income from segments:
GEO Secure Services	$85,085	$77,885	$248,462	$224,386
GEO Care	36,325	35,959	113,936	102,795
International Services	5,211	3,583	13,870	10,927
Facility Construction & Design [1]	26	—	26	—
Operating income from segments	$126,647	$117,427	$376,294	$338,108
General and Administrative Expenses	(48,488)	(47,647)	$(142,183)	(136,927)
Total Operating Income	$78,159	$69,780	$234,111	$201,181

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
Pre-Tax Income Reconciliation of Segments
The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Operating income from segments	$126,647	$117,427	$376,294	$338,108
Unallocated amounts:
General and Administrative Expenses	(48,488)	(47,647)	(142,183)	(136,927)
Net Interest Expense	(29,959)	(29,563)	(92,730)	(84,011)
Gain (Loss) on Extinguishment of Debt	594	—	(5,147)	(574)
Income before income taxes and equity in earnings of affiliates	$48,794	$40,217	$136,234	$116,596

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
The Company has recorded $1.2 million and $3.8 million in earnings, net of tax, for SACS operations during the three and nine months ended September 30, 2019, and $2.2 million and $5.9 million in earnings, net of tax, for SACS operations during the three and nine months ended September 30, 2018, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of September 30, 2019 and December 31, 2018, the Company’s investment in SACS was $10.9 million and $13.4 million, respectively, and represents its share of cumulative reported earnings.

The Company has recorded $1.0 million and $2.8 million in earnings, net of tax, for GEO Amey's operations during the three and nine months ended September 30, 2019, and $0.6 million and $1.2 million in earnings, net of tax, for GEO Amey's operations during the three and nine months ended September 30, 2018, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of September 30, 2019 and December 31, 2018, the Company’s investment in GEOAmey was $7.3 million and $4.8 million, respectively, and represents its share of cumulative reported earnings.
14. BENEFIT PLANS
The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$32,474	$32,820
Service cost	749	1,200
Interest cost	1,045	1,242
Actuarial gain	—	(2,166)
Benefits paid	(585)	(622)
Projected benefit obligation, end of period	$33,683	$32,474
Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	585	622
Benefits paid	(585)	(622)
Plan assets at fair value, end of period	$—	$—
Unfunded Status of the Plan	$33,683	$32,474

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Components of Net Periodic Benefit Cost
Service cost	$300	$300	$749	$900
Interest cost	348	310	1,045	931
Net loss	53	133	158	399
Net periodic pension cost	$701	$743	$1,952	$2,230

The long-term portion of the pension liability as of September 30, 2019 and December 31, 2018 was $33.4 million and $32.1 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.
15. RECENT ACCOUNTING PRONOUNCEMENTS

The Company implemented the following accounting standards during the nine months ended September 30, 2019:

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
16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
As of September 30, 2019, the Company's 6.00% Senior Notes, 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 were fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”). The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	For the Three Months Ended September 30, 2019
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$241,389	$513,194	$69,734	$(192,738)	$631,579
Operating expenses	194,174	412,866	58,211	(192,738)	472,513
Depreciation and amortization	7,303	24,352	764	—	32,419
General and administrative expenses	18,365	24,818	5,305	—	48,488
Operating income	21,547	51,158	5,454	—	78,159
Interest income	3,443	2,207	6,022	(4,986)	6,686
Interest expense	(22,370)	(14,382)	(4,879)	4,986	(36,645)
Loss on extinguishment of debt	—	594	—	—	594
Income before income taxes and equity in earnings of affiliates	2,620	39,577	6,597	—	48,794
Income tax provision	295	3,006	1,836	—	5,137
Equity in earnings of affiliates, net of income tax provision	—	—	2,228	—	2,228
Income before equity in income of consolidated subsidiaries	2,325	36,571	6,989	—	45,885
Income from consolidated subsidiaries, net of income tax provision	43,560	—	—	(43,560)	—
Net income	45,885	36,571	6,989	(43,560)	45,885
Net loss attributable to noncontrolling interests	—	—	47	—	47
Net income attributable to The GEO Group, Inc.	$45,885	$36,571	$7,036	$(43,560)	$45,932

Net income	$45,885	$36,571	$6,989	$(43,560)	$45,885
Other comprehensive income (loss), net of tax	(2,777)	42	(4,553)	—	(7,288)
Total comprehensive income	$43,108	$36,613	$2,436	$(43,560)	$38,597
Comprehensive loss attributable to noncontrolling interests	—	—	62	—	62
Comprehensive income attributable to The GEO Group, Inc.	$43,108	$36,613	$2,498	$(43,560)	$38,659

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands)

(unaudited)

	For the Three Months Ended September 30, 2018
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$208,607	$479,175	$65,028	$(169,280)	$583,530
Operating expenses	171,038	379,892	53,156	(169,280)	434,806
Depreciation and amortization	6,742	23,621	934	—	31,297
General and administrative expenses	16,878	25,568	5,201	—	47,647
Operating income	13,949	50,094	5,737	—	69,780
Interest income	3,415	1,159	8,660	(4,806)	8,428
Interest expense	(20,765)	(13,714)	(8,318)	4,806	(37,991)
Income (loss) before income taxes and equity in earnings of affiliates	(3,401)	37,539	6,079	—	40,217
Income tax provision	162	2,446	1,115	—	3,723
Equity in earnings of affiliates, net of income tax provision	—	—	2,735	—	2,735
Income (loss) before equity in income of consolidated subsidiaries	(3,563)	35,093	7,699	—	39,229
Income from consolidated subsidiaries, net of income tax provision	42,792	—	—	(42,792)	—
Net income	39,229	35,093	7,699	(42,792)	39,229
Net loss attributable to noncontrolling interests	—	—	60	—	60
Net income attributable to The GEO Group, Inc.	$39,229	$35,093	$7,759	$(42,792)	$39,289

Net income	$39,229	$35,093	$7,699	$(42,792)	$39,229
Other comprehensive income (loss), net of tax	—	(761)	194	—	(567)
Total comprehensive income	$39,229	$34,332	$7,893	$(42,792)	$38,662
Comprehensive loss attributable to noncontrolling interests	—	—	72	—	72
Comprehensive income attributable to The GEO Group, Inc.	$39,229	$34,332	$7,965	$(42,792)	$38,734

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	For the Nine Months Ended September 30, 2019
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$703,310	$1,506,490	$200,341	$(553,929)	$1,856,212
Operating expenses	555,000	1,217,343	164,264	(553,929)	1,382,678
Depreciation and amortization	22,021	72,744	2,475	—	97,240
General and administrative expenses	53,379	73,599	15,205	—	142,183
Operating income	72,910	142,804	18,397	—	234,111
Interest income	10,418	5,722	21,937	(14,950)	23,127
Interest expense	(68,793)	(42,932)	(19,082)	14,950	(115,857)
Loss on extinguishment of debt	(486)	(197)	(4,464)	—	(5,147)
Income before income taxes and equity in earnings of affiliates	14,049	105,397	16,788	—	136,234
Income tax provision	823	8,935	4,751	—	14,509
Equity in earnings of affiliates, net of income tax provision	—	—	6,645	—	6,645
Income before equity in income of consolidated subsidiaries	13,226	96,462	18,682	—	128,370
Income from consolidated subsidiaries, net of income tax provision	115,147	—	—	(115,147)	—
Net income	128,373	96,462	18,682	(115,147)	128,370
Net loss attributable to noncontrolling interests	—	—	181	—	181
Net income attributable to The GEO Group, Inc.	$128,373	$96,462	$18,863	$(115,147)	$128,551

Net income	$128,373	$96,462	$18,682	$(115,147)	$128,370
Other comprehensive income (loss), net of tax	(2,777)	(563)	2,959	—	(381)
Total comprehensive income	$125,596	$95,899	$21,641	$(115,147)	$127,989
Comprehensive loss attributable to noncontrolling interests	—	—	191	—	191
Comprehensive income attributable to The GEO Group, Inc.	$125,596	$95,899	$21,832	$(115,147)	$128,180

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30, 2018
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$606,424	$1,412,868	$201,090	$(488,426)	$1,731,956
Operating expenses	483,982	1,138,897	164,859	(488,426)	1,299,312
Depreciation and amortization	19,766	71,759	3,011	—	94,536
General and administrative expenses	47,499	73,753	15,675	—	136,927
Operating income	55,177	128,459	17,545	—	201,181
Interest income	10,998	4,023	26,951	(15,778)	26,194
Interest expense	(58,460)	(42,133)	(25,390)	15,778	(110,205)
Loss on extinguishment of debt	(574)	—	—	—	(574)
Income before income taxes and equity in earnings of affiliates	7,141	90,349	19,106	—	116,596
Income tax provision	1,055	6,188	4,950	—	12,193
Equity in earnings of affiliates, net of income tax provision	—	—	7,071	—	7,071
Income before equity in income of consolidated subsidiaries	6,086	84,161	21,227	—	111,474
Income from consolidated subsidiaries, net of income tax provision	105,388	—	—	(105,388)	—
Net income	111,474	84,161	21,227	(105,388)	111,474
Net loss attributable to noncontrolling interests	—	—	223	—	223
Net income attributable to The GEO Group, Inc.	$111,474	$84,161	$21,450	$(105,388)	$111,697

Net income	$111,474	$84,161	$21,227	$(105,388)	$111,474
Other comprehensive loss, net of tax	—	(31)	(1,332)	—	(1,363)
Total comprehensive income	$111,474	$84,130	$19,895	$(105,388)	$110,111
Comprehensive loss attributable to noncontrolling interests	—	—	247	—	247
Comprehensive income attributable to The GEO Group, Inc.	$111,474	$84,130	$20,142	$(105,388)	$110,358

CONDENSED CONSOLIDATING BALANCE SHEET
(dollars in thousands)

(unaudited)

	As of September 30, 2019
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$26,150	$6,364	$21,516	$—	$54,030
Restricted cash and cash equivalents	—	—	33,536	—	33,536
Accounts receivable, less allowance for doubtful accounts	145,803	189,421	39,641	3,119	377,984
Contract receivable, current portion		—	8,193	—	8,193
Prepaid expenses and other current assets	1,235	35,796	8,829	(2,004)	43,856
Total current assets	173,188	231,581	111,715	1,115	517,599
Restricted Cash and Investments	—	26,500	7,228	—	33,728
Property and Equipment, Net	847,996	1,223,695	83,807	—	2,155,498
Assets Held for Sale	705	3,056	—	—	3,761
Contract Receivable	—	—	353,010	—	353,010
Operating Lease Right-of-Use Assets, Net	23,359	101,652	707	—	125,718
Intercompany Receivable	976,826	236,081	9,718	(1,222,625)	—
Deferred Income Tax Assets	798	27,928	1,198	—	29,924
Goodwill	—	775,954	387	—	776,341
Intangible Assets, Net	—	215,112	495	—	215,607
Investment in Subsidiaries	1,465,543	573,816	2,190	(2,041,549)	—
Other Non-Current Assets	10,445	119,925	19,368	(78,045)	71,693
Total Assets	$3,498,860	$3,535,300	$589,823	$(3,341,104)	$4,282,879

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$15,451	$76,226	$4,586	$—	$96,263
Accrued payroll and related taxes	—	40,297	17,477	—	57,774
Accrued expenses and other current liabilities	41,156	134,948	26,560	(308)	202,356
Operating lease liabilities, current portion	5,151	23,282	362	—	28,795
Current portion of finance lease liabilities, long-term debt and non-recourse debt	8,000	2,560	12,857	—	23,417
Total current liabilities	69,758	277,313	61,842	(308)	408,605
Deferred Income Tax Liabilities	—	—	13,681	—	13,681
Intercompany Payable	108,182	1,094,114	18,906	(1,221,202)	—
Other Non-Current Liabilities	3,677	156,904	5,623	(78,045)	88,159
Operating lease Liabilities	18,764	80,162	345	—	99,271
Finance Lease Liabilities	—	3,403	—	—	3,403
Long-Term Debt	2,290,685	—	65,039	—	2,355,724
Non-Recourse Debt	—	—	307,032	—	307,032
Commitments & Contingencies and Other
Shareholders' Equity:
The GEO Group, Inc. Shareholders' Equity	1,007,794	1,923,404	118,145	(2,041,549)	1,007,794
Noncontrolling Interests	—	—	(790)	—	(790)
Total Shareholders’ Equity	1,007,794	1,923,404	117,355	(2,041,549)	1,007,004
Total Liabilities and Shareholders' Equity	$3,498,860	$3,535,300	$589,823	$(3,341,104)	$4,282,879

CONDENSED CONSOLIDATING BALANCE SHEET
(dollars in thousands)

	As of December 31, 2018
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$4,468	$7,873	$18,914	$—	$31,255
Restricted cash and cash equivalents	2,854	—	48,824	—	51,678
Accounts receivable, less allowance for doubtful accounts	190,594	221,957	44,377	(11,402)	445,526
Contract receivable, current portion	—	—	15,535	—	15,535
Prepaid expenses and other current assets	2,011	50,482	7,114	(1,839)	57,768
Total current assets	199,927	280,312	134,764	(13,241)	601,762
Restricted Cash and Investments	—	21,009	1,422	—	22,431
Property and Equipment, Net	845,291	1,227,223	86,096	—	2,158,610
Assets Held for Sale	705	1,929	—	—	2,634
Contract Receivable	—	—	368,178		368,178
Intercompany Receivable	990,365	150,710	22,407	(1,163,482)	—
Deferred Income Tax Assets	798	27,928	1,198	—	29,924
Goodwill	—	775,955	404	—	776,359
Intangible Assets, Net	—	231,787	573	—	232,360
Investment in Subsidiaries	1,503,841	458,229	2,190	(1,964,260)	—
Other Non-Current Assets	9,541	115,695	19,334	(78,710)	65,860
Total Assets	$3,550,468	$3,290,777	$636,566	$(3,219,693)	$4,258,118

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$13,566	$72,128	$7,338	$—	$93,032
Accrued payroll and related taxes	—	56,543	19,466	—	76,009
Accrued expenses and other current liabilities	23,565	168,231	25,615	(13,241)	204,170
Current portion of finance lease liabilities, long-term debt and non-recourse debt	8,000	2,017	322,010	—	332,027
Total current liabilities	45,131	298,919	374,429	(13,241)	705,238
Deferred Income Tax Liabilities	—	—	13,681	—	13,681
Intercompany Payable	142,055	989,856	31,571	(1,163,482)	—
Other Non-Current Liabilities	1,395	152,815	6,981	(78,710)	82,481
Finance Lease Liabilities	—	4,570	—	—	4,570
Long-Term Debt	2,321,384	—	75,843	—	2,397,227
Non-Recourse Debt	—	—	15,017	—	15,017
Commitments & Contingencies and Other
Shareholders' Equity:
The GEO Group, Inc. Shareholders' Equity	1,040,503	1,844,617	119,643	(1,964,260)	1,040,503
Noncontrolling Interests	—	—	(599)	—	(599)
Total Shareholders’ Equity	1,040,503	1,844,617	119,044	(1,964,260)	1,039,904
Total Liabilities and Shareholders' Equity	$3,550,468	$3,290,777	$636,566	$(3,219,693)	$4,258,118

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the Nine Months Ended September 30, 2019
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$212,177	$55,258	$55,523	$322,958
Cash Flow from Investing Activities:
Insurance proceeds - damaged property	—	17,389	—	17,389
Proceeds from sale of property and equipment	—	402	—	402
Proceeds from sale of assets held for sale	—	823	—	823
Change in restricted investments	—	(5,449)	—	(5,449)
Capital expenditures	(22,941)	(66,723)	(1,123)	(90,787)
Net cash used in investing activities	(22,941)	(53,558)	(1,123)	(77,622)
Cash Flow from Financing Activities:
Proceeds from long-term debt	274,370	—	—	274,370
Payments on long-term debt	(310,616)	—	—	(310,616)
Payments on non-recourse debt	—	—	(332,717)	(332,717)
Proceeds from non-recourse debt	—	—	322,906	322,906
Taxes paid related to net share settlements of equity awards	(4,177)	—	—	(4,177)
Proceeds from issuance of common stock in connection with ESPP	400	—	—	400
Debt issuance costs	(4,656)	—	(5,229)	(9,885)
Proceeds from stock options exercised	1,259	—	—	1,259
Dividends paid	(174,332)	—	—	(174,332)
Net cash used in financing activities	(217,752)	—	(15,040)	(232,792)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	—	—	(2,063)	(2,063)
Net (Decrease) Increase in Cash. Cash Equivalents and Restricted Cash and Cash Equivalents	(28,516)	1,700	37,297	10,481
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	54,666	4,823	24,983	84,472
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$26,150	$6,523	$62,280	$94,953

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the Nine Months Ended September 30, 2018
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$112,599	$70,040	$37,584	$220,223
Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	—	—	2,061	2,061
Proceeds from sale of assets held for sale	—	3,797		3,797
Insurance proceeds - damaged property	—	5,998	—	5,998
Change in restricted investments	—	(2,413)	—	(2,413)
Capital expenditures	(95,461)	(64,015)	(2,014)	(161,490)
Net cash (used in) provided by investing activities	(95,461)	(56,633)	47	(152,047)
Cash Flow from Financing Activities:
Proceeds from long-term debt	372,000	—	—	372,000
Payments on long-term debt	(183,000)	—	(3,033)	(186,033)
Payments on non-recourse debt	—	—	(9,636)	(9,636)
Taxes paid related to net share settlements of equity awards	(4,452)	—	—	(4,452)
Proceeds from issuance of common stock in connection with ESPP	404	—	—	404
Debt issuance costs	(990)	—	—	(990)
Proceeds from stock options exercised	1,781	—	—	1,781
Payments for repurchases of common stock	(70,446)	—	—	(70,446)
Dividends paid	(172,256)	—	—	(172,256)
Net cash used in financing activities	(56,959)	—	(12,669)	(69,628)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	—	—	(5,392)	(5,392)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(39,821)	13,407	19,570	(6,844)
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	54,666	4,952	73,927	133,545
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$14,845	$18,359	$93,497	$126,701

17. SUBSEQUENT EVENTS

Dividend
On October 14, 2019, the Board of Directors declared a quarterly cash dividend of $0.48 per share of common stock which was paid on November 1, 2019 to shareholders of record as of the close of business on October 25, 2019.

Contract Discontinuations

As the Company had previously announced, its contract for its Central Valley facility was discontinued by the California Department of Corrections and Rehabilitation at the end of September 2019, and the Company expects that its California contract for the Desert View Facility will be discontinued by April 1, 2020 followed by the Golden State Facility contract being discontinued by July 1, 2020.

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

•
our ability to successfully respond to any challenges or concerns that our government customers may raise regarding their use of public-private partnerships for secure services, including finding other government customers or alternative uses for facilities where a government customer has discontinued or announced that a contract with us will be discontinued;

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

•	our ability to pay quarterly dividends consistent with our requirements as a REIT, and expectations as to timing and amounts;

•	our ability to remain qualified for taxation as a real estate investment trust, or REIT;

•	our ability to comply with government regulations and applicable contractual requirements;
• our ability to acquire, protect or maintain our intellectual property;

•	the risk that a number of factors could adversely affect the market price of our common stock;

•	our ability to purchase or retire a portion of our outstanding senior notes and our term loan and the timing and amounts of any future purchases and/or retirement; and

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

At September 30, 2019, our worldwide operations include the management and/or ownership of approximately 96,000 beds at 130 secure services and reentry facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 210,000 individuals, including approximately 100,000 through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

We provide a diversified scope of services on behalf of our government clients:

•	our secure management services involve the provision of security, administrative, rehabilitation, education and provision of meals, primarily at adult male secure services facilities;

•
our community-based services involve supervision of parolees and probationers and the provision of temporary housing, programming, employment assistance and other rehabilitative and educational programs and services with the intention of the successful reintegration of residents into the community;

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

For the nine months ended September 30, 2019 and September 30, 2018, we had consolidated revenues of $1,856.2 million and $1,732.0 million, respectively. We maintained an average company wide facility occupancy rate of 93.1% including 92,053 active beds and excluding 3,284 idle beds which includes those being marketed to potential customers for the nine months ended September 30, 2019, and 92.3% including 88,480 active beds and excluding 7,068 idle beds which includes those being marketed to potential customers and beds under development for the nine months ended September 30, 2018.

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
During the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively, we declared and paid the following regular cash distributions to our shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Aggregate Payment Amount (in millions)
February 5, 2018	February 16, 2018	February 27, 2018	$0.47	$58.3
April 11, 2018	April 23, 2018	May 3, 2018	$0.47	$57.4
July 10, 2018	July 20, 2018	July 27, 2018	$0.47	$57.2
October 15, 2018	October 26, 2018	November 2, 2018	$0.47	$57.2
February 4, 2019	February 15, 2019	February 22, 2019	$0.48	$57.9
April 3, 2019	April 15, 2019	April 22, 2019	$0.48	$58.2
July 9, 2019	July 19, 2019	July 26, 2019	$0.48	$58.2

On October 14, 2019, our Board declared a quarterly cash dividend of $0.48 per share of common stock which was paid on November 1, 2019 to shareholders of record as of the close of business on October 25, 2019.
Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 25, 2019, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the fiscal year ended December 31, 2018.
2019 Developments

Idle Facilities
We are currently marketing approximately 3,000 vacant beds at four of our idle facilities to potential customers. The carrying values of these idle facilities totaled $49.6 million as of September 30, 2019, excluding equipment and other assets that can be easily transferred for use at other facilities.

Contract Awards
We have been awarded a ten-year contract renewal for the continued delivery of secure transportation under our GEO Amey joint venture in the United Kingdom. Total revenue over the ten-year period is expected to be approximately $760 million.
On June 5, 2019, we announced that our Australian subsidiary is currently in negotiation discussions with the State of Victoria, Australia to increase the capacity at our Ravenhall Correctional Centre by an additional 300 beds increasing the capacity of the facility to 1,600 beds. The 300-bed capacity increase is expected to generate incremental annualized revenues of approximately $19 million.
On June 5, 2019, we also announced that we have entered into a contract modification to increase the contract capacity at our company-owned Montgomery Processing Center in Conroe, Texas by 314 beds increasing the center's capacity to 1,314 beds. The 314-bed contract capacity increase became fully operational in the third quarter of 2019 and is expected to generate incremental annualized revenues of approximately $10 million.
On May 2, 2019, we announced that we have entered into a new ten-year contract, inclusive of renewal option periods, with the Federal Bureau of Prisons (“BOP”) for the reactivation of our existing company-owned, 1,800-bed North Lake Correctional Facility located in Baldwin, Michigan. The contract became operational on October 1, 2019 and is expected to generate approximately $37 million in incremental annualized revenues. We also announced on May 2, 2019 that Reeves County, Texas has entered into two new ten-year contracts, inclusive of renewal periods, with the BOP for the county-owned, 1,800-bed Reeves County Detention Center I & II and the county-owned, 1,376-bed Reeves County Detention Center III. We provide management consulting and support services to Reeves County. The new ten-year contracts were awarded to GEO and Reeves County under a long-standing procurement, for the housing of non-U.S. citizen criminal aliens, commonly referred to as Criminal Alien Requirement (CAR) 19, which was issued by the BOP in 2017.
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

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2019, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of Third Quarter 2019 and Third Quarter 2018
Revenues

	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
	(Dollars in thousands)
GEO Secure Services	$411,078	65.1%	$379,351	65.0%	$31,727	8.4%
GEO Care	153,422	24.3%	141,808	24.3%	11,614	8.2%
International Services	57,634	9.1%	62,371	10.7%	(4,737)	(7.6)%
Facility Construction & Design	9,445	1.5%	—	—%	9,445	100.0%
Total	$631,579	100.0%	$583,530	100.0%	$48,049	8.2%

GEO Secure Services
Revenues increased in Third Quarter 2019 compared to Third Quarter 2018 primarily due to aggregate increases of $15.6 million due to aggregate net increases in population, transportation services and rates. We also had increases of $20.7 million resulting from the activation of our contracts at our company-owned Montgomery Processing Center in Conroe, Texas and our company-owned and previously idled South Louisiana Processing Center in Basile, Louisiana during the third quarter of 2019, as well as our company-owned Eagle Pass Facility in Eagle Pass, Texas which was activated in the fourth quarter of 2018. These increases were partially offset by net decreases of $4.6 million at certain of our facilities due to contract terminations.
The number of compensated mandays in GEO Secure Services facilities was approximately 7.4 million in Third Quarter 2019 and 7.2 million in Third Quarter 2018. We experienced an aggregate net increase of approximately 200,000 mandays as a result of population increases with our federal clients and our contract activations discussed above, offset by contract terminations. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our GEO Secure Services facilities was 95.8% and 96.0% of capacity in the Third Quarter 2019 and Third Quarter 2018, respectively, excluding idle facilities.
GEO Care
Revenues increased in Third Quarter 2019 compared to Third Quarter 2018 primarily due to aggregate increases of $5.9 million related to increases in average client and participant counts under our ISAP and electronic monitoring services. We also had increases of $7.3 million due to net increases in census levels at certain of our community-based and reentry centers and new programs activated in December 2018. These increases were partially offset by $1.6 million related to contract terminations/closures of underutilized facilities.
International Services
Revenues for International Services in Third Quarter 2019 compared to Third Quarter 2018 decreased by $4.7 million. We experienced a net decrease in revenues of $1.0 million which was primarily due to the transition of our Parklea Correctional Centre by our Australian subsidiary to a new operator in March 2019. Additionally, we had a decrease due to foreign exchange rate fluctuations of $3.7 million resulting from the strengthening of the U.S. dollar against certain international currencies.

Facility Construction & Design
Beginning in the fourth quarter of 2018 and into 2019, we had facility construction & design services related to an expansion project at our Fulham Correctional Centre in Australia which is expected to be completed in the fourth quarter of 2020.
Operating Expenses

	2019	% of Segment Revenues	2018	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
GEO Secure Services	$305,181	74.2%	$282,332	74.4%	$22,849	8.1%
GEO Care	104,581	68.2%	94,169	66.4%	10,412	11.1%
International Services	53,332	92.5%	58,305	93.5%	(4,973)	(8.5)%
Facility Construction & Design	9,419	100.0%	—	—%	9,419	100.0%
Total	$472,513	74.8%	$434,806	74.5%	$37,707	8.7%
GEO Secure Services
Operating expenses for GEO Secure Services increased by $22.8 million in Third Quarter 2019 compared to Third Quarter 2018. The increase was primarily due to aggregate net increases in population, transportation services and the variable costs associated with those services of $12.8 million. We also experienced increases of $12.9 million resulting from the activation of our contracts at our company-owned Eagle Pass Facility in Eagle Pass, Texas during the fourth quarter of 2018, our company-owned Montgomery Processing Center in Conroe, Texas and our company-owned and previously idled South Louisiana Processing Center in Basile, Louisiana as well as start up costs incurred in connection with our company-owned North Lake Correctional Facility in Baldwin, Michigan which was activated during the fourth quarter of 2019. These increases were partially offset by decreases of $2.9 million at certain of our facilities primarily due to contract terminations.

GEO Care
Operating expenses for GEO Care increased during Third Quarter 2019 from Third Quarter 2018 primarily due to $10.8 million of net increases related to census levels at certain of our community-based and reentry centers and new programs activated in December 2018. We also experienced an increase of $3.3 million related to increases in average client and participant counts under our ISAP and electronic monitoring services. These increases were partially offset by decreases of $3.7 million from contract terminations/closures of underutilized facilities.

International Services
Operating expenses for International Services in Third Quarter 2019 compared to Third Quarter 2018 decreased by $5.0 million. We experienced a net decrease in operating expenses of $1.5 million which was primarily due to the transition of our Parklea Correctional Centre by our Australian subsidiary to a new operator in March 2019. Additionally, we had a decrease due to foreign exchange rate fluctuations of $3.5 million resulting from the strengthening of the U.S. dollar against certain international currencies.

Facility Construction & Design
Beginning in the fourth quarter of 2018 and into 2019, we had facility construction & design services related to an expansion project at our Fulham Correctional Centre in Australia which is expected to be completed in the fourth quarter of 2020.

Depreciation and Amortization

	2019	% of Segment Revenue	2018	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
GEO Secure Services	$19,591	4.8%	$19,134	5.0%	$457	2.4%
GEO Care	12,516	8.2%	11,680	8.2%	836	7.2%
International Services	312	0.5%	483	0.8%	(171)	(35.4)%
Total	$32,419	5.1%	$31,297	5.4%	$1,122	3.6%

GEO Secure Services
GEO Secure Services depreciation and amortization expense increased slightly in Third Quarter 2019 compared to Third Quarter 2018 primarily due to the activation of our contracts at our company-owned Eagle Pass Facility in Eagle Pass, Texas, our company-owned Montgomery Processing Center in Conroe, Texas and our company-owned South Louisiana Processing Center in Basile Louisiana as well as renovations made at several of our other facilities.
GEO Care
GEO Care depreciation and amortization expense increased in Third Quarter 2019 compared to Third Quarter 2018 primarily due to renovations at certain of our centers.
International Services
Depreciation and amortization expense decreased slightly in Third Quarter 2019 compared to Third Quarter 2018 as a result of certain assets becoming fully depreciated and there were no significant renovations during 2018 or 2019 at our international subsidiaries.
Other Unallocated Operating Expenses

	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$48,488	7.7%	$47,647	8.2%	$841	1.8%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased slightly in Third Quarter 2019 compared to Third Quarter 2018 primarily due to normal personnel and compensation adjustments, professional, consulting, business development and other administrative expenses.
Non Operating Expenses
Interest Income and Interest Expense

	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$6,686	1.1%	$8,428	1.4%	$(1,742)	(20.7)%
Interest Expense	$36,645	5.8%	$37,991	6.5%	$(1,346)	(3.5)%
Interest income decreased in the Third Quarter 2019 compared to Third Quarter 2018 primarily due to a lower balance on our contract receivable related to our facility in Ravenhall, Australia. Also contributing to the decrease was the effect of the strengthening of the U.S. dollar against certain international currencies.

Interest expense decreased in Third Quarter 2019 compared to Third Quarter 2018 primarily due to lower overall debt balances as well as lower interest rates on our variable rate debt. Additionally, during Third Quarter 2019, we repurchased approximately $34.0 million in aggregate principal amount of our 5.875% Senior Notes due 2022. Refer to Note 11- Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Gain on Extinguishment of Debt

	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Gain on Extinguishment of Debt	$594	0.1%	$574	—%	$20	3.5%

During Third Quarter 2019, we repurchased approximately $34 million in aggregate principal amount of our 5.875% Senior Notes due 2022 at a weighted average price of 97.48% for a total cost of $33.1 million. As a result of the repurchases, we recognized a net gain on extinguishment of debt of $0.6 million. Refer to Note 11- Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Income Tax Provision

	2019	Effective Rate	2018	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$5,137	10.5%	$3,723	9.3%	$1,414	38.0%

The provision for income taxes during Third Quarter 2019 increased compared to Third Quarter 2018 along with our effective tax rate. The increase in the effective rate is primarily due to a change in the composition of our income. In Third Quarter 2019 more income was earned by our taxable REIT subsidiaries, which are fully subject to tax and which increased our effective rate. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn we are allowed a deduction for the distribution at the REIT level. Our wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be in the range of approximately 9% to 11% exclusive of any discrete items.
Equity in Earnings of Affiliates, net of Income Tax Provision

	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$2,228	0.4%	$2,735	0.5%	$(507)	(18.5)%

Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates during Third Quarter 2019 compared to Third Quarter 2018 decreased primarily due to labor related expenses in connection with the ramp up of GEOAmey's court custody and escort services contract in Scotland which began in the first quarter of 2019.

Comparison of Nine Months 2019 and Nine Months 2018

Revenues

	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
	(Dollars in thousands)
GEO Secure Services	$1,201,063	64.7%	$1,107,016	64.0%	$94,047	8.5%
GEO Care	462,772	24.9%	431,819	24.9%	30,953	7.2%
International Services	176,246	9.5%	193,121	11.2%	(16,875)	(8.7)%
Facility Construction & Design	16,131	0.9%	—	—%	16,131	100.0%
Total	$1,856,212	100.0%	$1,731,956	100.0%	$124,256	7.2%
GEO Secure Services
Revenues increased in Nine Months 2019 compared to Nine Months 2018 primarily due to aggregate increases of $54.6 million due to net increases in population with our federal clients, transportation services and rates. We also had increases of $51.0 million resulting from the activation of our contracts at our company-owned Montgomery Processing Center in Conroe, Texas and our company-owned and previously idled South Louisiana Processing Center in Basile, Louisiana during the third quarter of 2019, as well as our company-owned Eagle Pass Facility in Eagle Pass, Texas which was activated during the fourth quarter of 2018. These increases were partially offset by net decreases of $11.6 million at certain of our facilities due to contract terminations.
The number of compensated mandays in GEO Secure Services facilities was approximately 17.7 million in Nine Months 2019 and 17.1 million in Nine Months 2018. We experienced an aggregate net increase of approximately 600,000 mandays as a result of population increases with our federal clients and our contract activations discussed above, offset by contract terminations. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our GEO Secure Services facilities was 95.7% and 95.1% of capacity in the Nine Months 2019 and Nine Months 2018, respectively, excluding idle facilities.
GEO Care
Revenues increased in Nine Months 2019 compared to Nine Months 2018 primarily due to aggregate increases of $25.9 million related to increases in average client and participant counts under our ISAP and electronic monitoring services. We also had increases of $27.9 million due to net increases in census levels at certain of our community-based and reentry centers and new programs activated in December 2018. These increases were partially offset by $22.8 million related to contract terminations/closures of underutilized facilities.

International Services
Revenues for International Services in Nine Months 2019 compared to Nine Months 2018 decreased by $16.9 million. We experienced a net decrease in revenues of $1.6 million which was primarily due to the transition of our Parklea Correctional Centre by our Australian subsidiary to a new operator in March 2019. Additionally, we had a decrease due to foreign exchange rate fluctuations of $15.3 million resulting from the strengthening of the U.S. dollar against certain international currencies.

Facility Construction & Design
Beginning in the fourth quarter of 2018 and into 2019, we had facility construction & design services related to an expansion project at our Fulham Correctional Centre in Australia which is expected to be completed in the fourth quarter of 2020.

Operating Expenses

	2019	% of Segment Revenues	2018	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
GEO Secure Services	$892,337	74.3%	$825,475	74.6%	$66,862	8.1%
GEO Care	$311,758	67.4%	$293,299	67.9%	$18,459	6.3%
International Services	$162,478	92.2%	$180,538	93.5%	$(18,060)	(10.0)%
Facility Construction & Design	$16,105	99.8%	$—	—%	$16,105	100.0%
Total	$1,382,678	74.5%	$1,299,312	75.0%	$83,366	6.4%
GEO Secure Services
Operating expenses for GEO Secure Services increased by $66.9 million in Nine Months 2019 compared to Nine Months 2018. The increase was primarily due to aggregate net increases in population, transportation services and the variable costs associated with those services of $43.3 million. We also experienced increases of $32.5 million resulting from the activation of our contracts at our company-owned Eagle Pass Facility in Eagle Pass, Texas during the fourth quarter of 2018, our company-owned Montgomery Processing Center in Conroe, Texas and our company-owned and previously idled South Louisiana Processing Center in Basile, Louisiana as well as start up costs incurred in connection with our company-owned North Lake Correctional Facility in Baldwin, Michigan which was activated during the fourth quarter of 2019. These increases were partially offset by decreases of $8.9 million at certain of our facilities primarily due to contract terminations.
GEO Care
Operating expenses for GEO Care increased during Nine Months 2019 from Nine Months 2018 primarily due to an increase of $28.6 million related to new programs activated in December 2018 and increases in census levels at certain of our community-based and reentry centers. We also experienced an increase of $12.5 million related to increases in average client and participant counts under our ISAP and electronic monitoring services. These increases were partially offset by decreases of $22.7 million from contract terminations/closures of underutilized facilities.

International Services
Operating expenses for International Services in Nine Months 2019 compared to Nine Months 2018 decreased by $18.1 million. This decrease was primarily due to foreign exchange rate fluctuations of $14.2 million resulting from the strengthening of the U.S. dollar against certain international currencies. Although we experienced net increases in our Australia subsidiary due to the operation of our Ravenhall correctional facility project which began operations during the fourth quarter of 2017 and continued to ramp up in 2018, we also experienced partially offsetting decreases in operating expenses in connection with the transition of our Parklea Correctional Centre to a new operator in March 2019 resulting in an aggregate net decrease of $3.9 million.

Facility Construction & Design
Beginning in the fourth quarter of 2018 and into 2019, we had facility construction & design services related to an expansion project at our Fulham Correctional Centre in Australia which is expected to be completed in the fourth quarter of 2020.

Depreciation and Amortization

	2019	% of Segment Revenue	2018	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
GEO Secure Services	$59,043	4.9%	$57,155	5.2%	$1,888	3.3%
GEO Care	$37,078	8.0%	$35,725	8.3%	$1,353	3.8%
International Services	$1,119	0.6%	$1,656	0.9%	$(537)	(32.4)%
Total	$97,240	5.2%	$94,536	5.4%	$2,704	2.9%

GEO Secure Services
GEO Secure Services depreciation and amortization expense increased in Nine Months 2019 compared to Nine Months 2018 primarily due to the activation of our contracts at our company-owned Eagle Pass Facility in Eagle Pass, Texas and our company-owned Montgomery Processing Center in Conroe, Texas and our company-owned South Louisiana Processing Center in Basile Louisiana as well as renovations made at several of our other facilities.
GEO Care
GEO Care depreciation and amortization expense increased in Nine Months 2019 compared to Nine Months 2018 primarily due to renovations at certain of our centers.
International Services
Depreciation and amortization expense decreased in Nine Months 2019 compared to Nine Months 2018 as a result of certain assets becoming fully depreciated and there were no significant renovations during 2018 or 2019 at our international subsidiaries.
Other Unallocated Operating Expenses

	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$142,183	7.7%	$136,927	7.9%	$5,256	3.8%
General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased in Nine Months 2019 compared to Nine Months 2018 primarily due to normal personnel and compensation adjustments, professional, consulting, business development and other administrative expenses.
Non Operating Expenses
Interest Income and Interest Expense

	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$23,127	1.2%	$26,194	1.5%	$(3,067)	(11.7)%
Interest Expense	$115,857	6.2%	$110,205	6.4%	$5,652	5.1%
Interest income decreased in the Nine Months 2019 compared to Nine Months 2018 primarily due to a lower balance on our contract receivable related to our facility in Ravenhall, Australia. Also contributing to the decrease was the effect of the strengthening of the U.S. dollar against certain international currencies.

Interest expense increased in Nine Months 2019 compared to Nine Months 2018 primarily due to higher average debt balances on our Revolver during Nine Months 2019 compared to Nine Months 2018. Refer to Note 11- Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Loss on Extinguishment of Debt

	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$5,147	0.3%	$574	—%	$4,573	796.7%

On May 22, 2019, we completed an offering of Non-Recourse Notes related to our Ravenhall facility in Australia. The net proceeds from this offering were used to refinance our outstanding Construction Facility. As a result of the transaction, we incurred a $4.5 million loss on extinguishment of debt related to swap termination fees and unamortized deferred loan costs associated with the Construction Facility. Additionally, on June 12, 2019, GEO entered into Amendment No. 2 to our Credit

Agreement. Under the amendment, the maturity date of our Revolver has been extended to May 17, 2024. As a result of the amendment, we incurred a loss on extinguishment of debt of $1.2 million related to certain unamortized deferred loan costs.
Additionally, during the third quarter of 2019, we repurchased approximately $34 million in aggregate principal amount of our 5.875% Senior Notes due 2022 at a weighted average price of 97.48% for a total cost of $33.1 million. As the result of the repurchases,we recognized a net gain on extinguishment of debt of $0.6 million which partially offset the loss discussed above. Refer to Note 11- Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Income Tax Provision

	2019	Effective Rate	2018	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$14,509	10.7%	$12,193	10.5%	$2,316	19.0%

The provision for income taxes during Nine Months 2019 increased compared to Nine Months 2018 along with the effective tax rate which is primarily due to a change in the composition of our income. Additionally, in the Nine Months of 2019, there was a $0.5 million discrete tax expense related to stock compensation that vested during the period. In contrast, in the Nine Months 2018, there was a $1.1 million discrete tax expense net of a $2.2 million discrete tax benefit related to stock compensation that vested during that period. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. Our wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be in the range of approximately 9% to 11% exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$6,645	0.4%	$7,071	0.4%	$(426)	(6.0)%
Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates during Nine Months 2019 compared to Nine Months 2018 decreased slightly primarily due to labor related expenses in connection with the ramp up of GEOAmey's court custody and escort services contract in Scotland which began in the first quarter of 2019.

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

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing capital projects will be approximately $193 million of which $143 million was spent through September 30, 2019. We estimate that the remaining capital requirements related to these capital projects will be $50 million which will be spent through 2019.

Liquidity and Capital Resources
Indebtedness

On June 12, 2019, we entered into Amendment No. 2 to the Third Amended and Restated Credit Agreement (the "Credit Agreement") by and among the refinancing lenders party thereto, the other lenders party thereto, GEO and GEO Corrections Holdings, Inc. and the administrative agent. Under the amendment, the maturity date of the revolver has been extended to May 17, 2024. The borrowing capacity under the amended revolver will remain at $900.0 million, and its pricing will remain unchanged currently bearing interest at LIBOR plus 2.25%. As a result of the amendment, we incurred a loss on extinguishment of debt of $1.2 million related to certain unamortized deferred loan costs. Additionally, loan costs of $4.7 million were incurred and capitalized in connection with the amendment.

A syndicate of approximately 65 lenders participate in our Credit Agreement, six of which have indicated that they do not intend to provide new financing to GEO but will honor their existing obligations (Refer to Item 1A - Risk Factors included in Part II of this Quarterly Report on Form 10-Q for further discussion on certain financial institutions who have recently announced that they will not be renewing existing agreements or entering into new agreements with companies that operate correctional facilities, processing centers and community reentry centers under public-private partnerships). The banks that have withdrawn participation remain contractually committed for approximately five years. Additionally, these six banks represent less than 25% of our overall borrowing capacity under our Credit Agreement and the withdrawal of their participation is not expected to negatively impact our financial flexibility. We are also in frequent communication with potential new lenders as well as the credit rating agencies who have not changed our credit ratings for over 30 months.

As of September 30, 2019, we had approximately $780 million in aggregate borrowings outstanding, net of discount, under our term loan and approximately $445 million in borrowings under our Revolver, and approximately $62 million in letters of credit which left approximately $393 million in additional borrowing capacity under our Revolver. Refer to Note 11 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Australia - Ravenhall
In connection with a design and build project agreement with the State of Victoria, in September 2014, we entered into a syndicated facility agreement (the "Construction Facility") to provide debt financing for construction of the project. The Construction Facility provided for non-recourse funding up to AUD 791.0 million, or approximately $534.2 million, based on exchange rates as of September 30, 2019. In accordance with the terms of the contract, upon completion and commercial acceptance of the project, the State made a lump sum payment of AUD310 million, or approximately $209 million, based on exchange rates as of September 30, 2019. The term of the Construction Facility was through September 2019 and bore interest at a variable rate quoted by certain Australian banks plus 200 basis points. On May 22, 2019, we completed an offering of AUD 461.6 million, or $311.8 million, based on exchange rates as of September 30, 2019, aggregate principal amount of the Non-Recourse Notes. The amortizing Non-Recourse Notes were issued by Ravenhall Finance Co Pty Limited in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Non-Recourse Notes were issued with a coupon and yield to maturity of 4.23% with a maturity date of March 31, 2042. The net proceeds from this offering were used to refinance the outstanding Construction Facility and to pay all related fees, costs and expenses associated with the transaction. As a result of the transaction, we incurred a $4.5 million loss on extinguishment of debt related to swap termination fees and unamortized deferred costs associated with the Construction Facility. Additionally, loan costs of approximately $7.5 million were incurred and capitalized in connection with the offering.

Other
In August 2019, we entered into two identical Notes in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the Notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. We have entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at September 30, 2019 is $0.7 million of deferred loan costs incurred in the transaction. Refer to Note 10 - Derivative Financial Instruments for further information. Refer to Note 10 - Derivative Financial Instruments and Note 11 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

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

Debt Repurchases
On August 16, 2019, our Board of Directors authorized us to repurchase and/or retire a portion of our GEO Senior Notes and the term loan under our Amended Credit Agreement through cash purchases, in open market purchases, privately negotiated transactions, or otherwise, up to an aggregate maximum of $100 million, subject to certain limitations through December 31, 2020. During the third quarter of 2019, we repurchased approximately $34 million in aggregate principal amount of our 5.875% Senior Notes due 2022 at a weighted average price of 97.48% for a total cost of $33.1 million. As a result of these repurchases, we recognized a net gain on extinguishment of debt of $0.6 million.

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

Executive Retirement Agreement

We have a non-qualified deferred compensation agreement with our Chief Executive Officer ("CEO"). The current agreement, as amended, provides for a lump sum payment upon retirement, no sooner than age 55. Our CEO has reached age 55 and is eligible to receive the payment upon retirement. If our CEO had retired as of September 30, 2019, we would have had to pay him approximately $8.6 million. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity.

Off-Balance Sheet Arrangements

Except as discussed in the notes to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q, we do not have any off-balance sheet arrangements.

Cash Flow

Cash, cash equivalents and restricted cash and cash equivalents as of September 30, 2019 was $95.0 million, compared to $126.7 million as of September 30, 2018.

Operating Activities

Cash provided by operating activities amounted to $323.0 million for the nine months ended September 30, 2019 versus cash provided by operating activities of $220.2 million for the nine months ended September 30, 2018. Cash provided by operating activities during the nine months ended September 30, 2019 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, discount and/or premium and other non-cash interest, stock-based compensation expense and loss on extinguishment of debt. Equity in earnings of affiliates, net of tax negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by $46.1 million, representing a positive impact on cash. The decrease was primarily driven by the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $11.8 million which positively impacted cash. The increase was primarily driven by the timing of payments. Additionally, cash provided by operating activities for the nine months ended September 30, 2019 was positively impacted by a decrease in changes in contract receivable related to our correctional facility in Ravenhall, Australia of $6.3 million which was a result of the timing of interest accruals and payments made towards the contract receivable.
Cash provided by operating activities during the nine months ended September 30, 2018 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, and stock-based compensation expense. Equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets increased in total by $14.0 million, representing a negative impact on cash. The increase was primarily driven by the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $3.0 million which positively impacted cash. The increase was primarily driven by the timing of payments. Additionally, cash provided by operating activities for the nine months ended September 30, 2018 was negatively impacted by an increase in changes in contract receivable related to our correctional facility in Ravenhall, Australia of $4.0 million which was a result of the timing of interest accruals and payments made towards the contract receivable.

Investing Activities

Cash used in investing activities of $77.6 million during the nine months ended September 30, 2019 was primarily the result of capital expenditures of $90.8 million. Cash used in investing activities of $152.0 million during the nine months ended September 30, 2018 was primarily the result of capital expenditures of $161.5 million.

Financing Activities

Cash used in financing activities during the nine months ended September 30, 2019 was approximately $232.8 million compared to cash used in financing activities of $69.6 million during the nine months ended September 30, 2018. Cash used in financing activities during the nine months ended September 30, 2019 was primarily the result of dividends paid of $174.3 million, payments on long-term debt of $310.6 million and payments on non-recourse debt of $332.7 million. These decreases were partially offset by proceeds from long-term debt of $274.4 million and proceeds from non-recourse debt of $322.9 million. Cash used in financing activities during the nine months ended September 30, 2018 was primarily the result of dividends paid of $172.3 million, payments for repurchases of common stock of $70.4 million, payments on long-term debt of $186.0 million and payments on non-recourse debt of $9.6 million. These decreases were partially offset by proceeds from long-term debt of $372.0 million.

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

Normalized FFO is defined as FFO adjusted for certain items which by their nature are not comparable from period to period or that tend to obscure the Company’s actual operating performance, including for the periods presented the net Tax Cuts and Jobs Act impact, gain/loss on extinguishment of debt, start-up expenses, legal related expenses, escrow releases and the tax effect of adjustments to FFO.

AFFO is defined as Normalized FFO adjusted by adding non-cash expenses such as non-real estate related depreciation and amortization, stock based compensation expense, the amortization of debt issuance costs, discount and/or premium and other non-cash interest, and by subtracting recurring consolidated maintenance capital expenditures.

Because of the unique design, structure and use of our secure facilities, we believe that assessing the performance of our secure facilities without the impact of depreciation or amortization is useful and meaningful to investors. Although NAREIT has published its definition of FFO, companies often modify this definition as they seek to provide financial measures that meaningfully reflect their distinctive operations. We have modified FFO to derive Normalized FFO and AFFO that meaningfully reflect our operations.

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

Our reconciliation of net income attributable to The GEO Group, Inc. to FFO, Normalized FFO and AFFO for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Net income attributable to The GEO Group, Inc.	$45,932	$39,289	$128,551	$111,697
Add (Subtract):
Real estate related depreciation and amortization	17,931	17,634	53,970	52,531
Loss on real estate assets	1,196	2,209	2,693	2,701
NAREIT Defined FFO	$65,059	$59,132	$185,214	$166,929
Add (Subtract):
Net Tax Cuts and Jobs Act Impact	—	—	—	304
Start-up expenses, pre-tax	5,593	3,728	7,467	3,826
Legal related expenses, pre-tax	—	—	—	4,500
Escrow releases, pre-tax	—	—	—	(2,273)
(Gain) loss on extinguishment of debt, pre-tax	(594)	—	5,147	574
Tax effect of adjustments to Funds From Operations *	248	74	(650)	(639)
Normalized Funds from Operations	$70,306	$62,934	$197,178	$173,221
Add (Subtract):
Non-real estate related depreciation and amortization	14,488	13,663	43,270	42,005
Consolidated maintenance capital expenditures	(5,743)	(6,162)	(14,893)	(17,561)
Stock-based compensation expense	4,739	5,564	16,919	16,351
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	1,838	1,868	6,861	5,860
Adjusted Funds from Operations	$85,628	$77,867	$249,335	$219,876

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
Revenue

We continue to be encouraged by the current landscape of growth opportunities; however any positive trends may, to some extent, be adversely impacted by government budgetary constraints or any changes to a government's willingness to maintain or grow public-private partnerships in the future. While state finances overall are stable, future budgetary pressures may cause state agencies to pursue a number of cost savings initiatives which may include reductions in per diem rates and/or the scope of services provided by private operators. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Additionally, if state budgetary constraints, as discussed above, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, contract modifications, contract terminations, contract non-renewals, and/or contract re-bids and the impact of any other potential changes to the willingness to maintain or grow public-private partnerships on the part of other government agencies. We believe we have a strong relationship with our government partners and we believe that we operate facilities that maximize security and efficiency while offering our suite of GEO Continuum of Care services and resources.
Although we have historically had a relatively high contract renewal rate, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.
Recently California enacted legislation aimed at phasing out public-private partnership contracts for the operation of secure facilities within California and facilities outside of the state of California housing state of California inmates. As previously announced, our contract for our Central Valley facility was already discontinued by the California Department of Corrections and Rehabilitation at the end of September. We expect that our contracts with the California Department of Corrections and Rehabilitation for our Desert View facility and Golden State facility will be discontinued by April 1, 2020 and July 1, 2020, respectively.

Internationally, we are exploring a number of opportunities in our current markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk. On March 29, 2018, we announced that our transportation joint venture in the United Kingdom, GEO Amey, signed a contract with Scottish Prison Service for the provision of court custody and escort services in Scotland. The contract has a base term of eight years effective January 26, 2019 with a renewal option of four years and is expected to have an average annual revenue of approximately $39 million. Also, we are pleased to have been awarded a ten-year contract renewal for the continued delivery of secure transportation under our GEO Amey joint venture in the United Kingdom. Total revenue over the ten-year period is expected to be approximately $760 million. In New South Wales, Australia, we are developing a 489-bed expansion at the Junee Correctional Centre which is expected to be completed during the fourth quarter of 2019. We are also constructing a 137-bed expansion at the Fulham Correctional Centre in Victoria, Australia. Additionally, our Australian subsidiary is currently in negotiation discussions with the State of Victoria, Australia to increase the capacity at our Ravenhall Correctional Centre by an additional 300 beds increasing the capacity of the facility to 1,600 beds. The 300-bed capacity increase is expected to generate incremental annualized revenues of approximately $19 million. With respect to the Parklea Correctional Centre in Australia, we were unfortunately unsuccessful during the current competitive rebid process and have transitioned the management contract in March of 2019. In addition, we were recently informed by the State of Queensland, Australia that the Arthur Gorrie Correctional Centre will be transitioned to government operation between the end of 2019 and the first quarter of 2020.
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
Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related costs represented 57.5% of our operating expenses during the nine months ended September 30, 2019. Additional significant operating expenses include food, utilities and medical costs. During the nine months ended September 30, 2019, operating expenses totaled 74.5% of our consolidated revenues. We expect our operating expenses as a percentage of revenues in 2019 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2019, we will incur carrying costs for facilities that are currently vacant. As of September 30, 2019, our worldwide operations include the management and/or ownership of approximately 96,000 beds at 130 facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 210,000 individuals, including approximately 100,000 through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.
General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During the nine months ended September 30, 2019, general and administrative expenses totaled 7.7% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenues in 2019 to remain consistent or decrease as a result of cost savings initiatives. We expect business development costs to remain consistent or increase slightly as we pursue additional business development opportunities in all of our business lines. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.
Idle Facilities

We are currently marketing approximately 3,000 vacant beds at two of our GEO Secure Services and two of our GEO Care idle facilities to potential customers. The annual carrying cost of our idle facilities in 2019 is estimated to be $10.6 million, including depreciation expense of $1.8 million. As of September 30, 2019, these four facilities had a net book value of $49.6 million. We currently do not have any firm commitment or agreement in place to activate the remaining facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. These idle facilities are included in the GEO Secure Services and GEO Care segments. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if all four remaining idle facilities were to be activated using our GEO Secure Services and GEO Care average per diem rates in 2019 (calculated as the GEO Secure Services and GEO Care revenue divided by the number of GEO Secure Services and GEO Care mandays) and based on the average occupancy rate in our facilities through September 30, 2019, we would expect to receive incremental annualized revenue of approximately $70 million and an annualized increase in earnings per share of approximately $0.05 to $0.10 per share based on our average operating margins.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
We are exposed to market risks related to changes in interest rates with respect to our Credit Facility. Payments under the Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Credit Facility of approximately $1,225 million and approximately $62 million in outstanding letters of credit, as of September 30, 2019, for every one percent increase in the average interest rate applicable to the Credit Facility, our total annual interest expense would increase by approximately $13 million.
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
Foreign Currency Exchange Rate Risk
We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the Australian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at September 30, 2019, every 10 percent change in historical currency rates would have approximately a $4.5 million effect on our financial position and approximately a $0.4 million impact on our results of operations during the nine months ended September 30, 2019.
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

Changes in Internal Control Over Financial Reporting.
Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. With respect to the adoption of ASC Topic 842, "Leases" on January 1, 2019, we implemented certain internal controls to ensure we adequately evaluated our lease contracts and properly assessed the impact of the new accounting standard on our financial statements, including relevant disclosures, to facilitate this adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting during the nine months ended September 30, 2019 due to the adoption of this standard. Refer to Note 2 - Leases of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional disclosures required under the new standard.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

The information required herein is incorporated by reference from Note 12 - Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS.
Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. Set forth below is a discussion of the material changes to our existing risk factors previously disclosed in the 2018 Form 10-K as modified by the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (the "2019 Q1 Form 10-Q") and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (the "2019 Q2 Form 10-Q"). The information below updates the existing risk factor and should be read in conjunction with, the risk factors in our 2018 Form 10-K, the 2019 Q1 Form 10-Q and the 2019 Q2 Form 10-Q. We encourage you to read these risk factors in their entirety.
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
The management and operation of correctional facilities, processing centers and community reentry centers under public-private partnerships has not achieved complete acceptance by either government agencies or the public. Some governmental agencies have limitations on their ability to delegate their traditional management responsibilities for such facilities and centers to private companies or they may be instructed by a governmental agency or authority overseeing them to reduce their utilization or scope of public-private partnerships or undertake additional reviews of their public-private partnerships. Any report prepared by or requested by a governmental agency or public official, investigation or inquiry, public statement by any governmental agency or public official, policy or legislative change, or other similar occurrence or action, that seeks to, or purports to, prohibit, eliminate, or otherwise restrict or limit in any way, the federal government's (or any state or local government's) ability to contract with private operators of these facilities and centers, could adversely impact our ability to maintain or renew existing contracts or to obtain new contracts. For example, recently California enacted legislation aimed at phasing out public-private partnership contracts for the operation of secure facilities within California and facilities outside of the state of California housing state of California inmates. As of September 30, 2019, the State of California is among our top 10 customers. Additionally, we have public-private partnership contracts in place with U.S. Immigration and Customs Enforcement, the Federal Bureau of Prisons and the U.S. Marshals Service relating to facilities located in California.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
July 1, 2019 - July 31, 2019	—	$—	—	$104.8
August 1, 2019 - August 31, 2019	92	$17.61	—	$104.8
September 1, 2019 - September 30, 2019	57	$18.55	—	$104.8
Total	149		—
(1) We withheld 149 shares through net share settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees. These purchases were not made as part of a publicly announced plan or program.
(2) On February 14, 2018, we announced that our Board of Directors authorized a stock buyback program authorizing us to repurchase up to $200.0 million of our shares of common stock. The program is effective through October 20, 2020. There were no shares of our common stock repurchased under the stock buyback program during the nine months ended September 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS.
(A) Exhibits

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, has been formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date:	November 7, 2019	/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer
(duly authorized officer and principal financial officer)