Form 10-K
period 2019-12-31
GEO GROUP INC
filed 2020-02-26
CIK 923796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-14260

The GEO Group, Inc.
(Exact name of registrant as specified in its charter)

Florida	65-0043078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4955 Technology Way
Boca Raton	33431
Florida
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (561) 893-0101
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	GEO	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the 87,755,004 voting and non-voting shares of common stock held by non-affiliates of the registrant as of June 28, 2019 (based on the last reported sales price of such stock on the New York Stock Exchange on such date, the last business day of the registrant's quarter ended June 30, 2019 of $21.01 per share) was approximately $1.8 billion.
As of February 21, 2020, the registrant had 121,237,805 shares of common stock outstanding.
Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2020 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this report, are incorporated by reference into Part III of this report.

PART I

Item 1.	Business
As used in this report, the terms “we,” “us,” “our,” “GEO” and the “Company” refer to The GEO Group, Inc., its consolidated subsidiaries and its unconsolidated affiliates, unless otherwise expressly stated or the context otherwise requires.
General

We are a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of secure facilities, processing centers and reentry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa and the United Kingdom. We own, lease and operate a broad range of secure facilities including maximum, medium and minimum security facilities, processing centers, as well as community-based reentry facilities. We develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency. We provide innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. We also provide secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through our joint venture GEO Amey PECS Ltd. (“GEOAmey”). As of December 31, 2019, our worldwide operations included the management and/or ownership of approximately 95,000 beds at 129 secure and community-based facilities, including idle facilities and projects under development, and also include the provision of community supervision services for more than 210,000 offenders and pretrial defendants, including approximately 100,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

We provide a diversified scope of services on behalf of our government clients:

•	our secure facility management services involve the provision of security, administrative, rehabilitation, education, and food services, primarily at adult male secure services facilities;

•	our community-based services involve supervision of adult parolees and probationers and the provision of temporary housing, programming, employment assistance and other services with the intention of the successful reintegration of residents into the community;

•	our youth services include residential, shelter care and community-based services along with rehabilitative and educational programs;

•	we provide comprehensive electronic monitoring and supervision services;

•	we develop new facilities, using our project development experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency;

•	we provide secure transportation services for offender and detainee populations as contracted; and

•	our services are provided at facilities which we either own, lease or are owned by our customers.

We began operating as a REIT for federal income tax purposes effective January 1, 2013. As a result of the REIT conversion, we reorganized our operations and moved non-real estate components into taxable REIT subsidiaries (“TRSs"). We are a Florida corporation and our predecessor corporation prior to the REIT conversion was originally organized in 1984.
Business Segments
We conduct our business through four reportable business segments: our U.S. Secure Services segment; our GEO Care segment; our International Services segment and our Facility Construction & Design segment. We have identified these four reportable segments to reflect our current view that we operate four distinct business lines, each of which constitutes a material part of our overall business. Our U.S. Secure Services segment primarily encompasses our U.S.-based public-private partnership secure services business. Our GEO Care segment, which conducts its services in the U.S., consists of our community-based services business, our youth services business and our electronic monitoring and supervision service. Our International Services segment primarily consists of our public-private partnership secure services operations in Australia, South Africa and the United Kingdom. Our Facility Construction & Design segment primarily contracts with various states, local and federal agencies, as well as international agencies, for the design and construction of facilities for which we generally have been, or expect to be, awarded management contracts. Financial information about these segments for years 2019, 2018 and 2017 is contained in Note 16 — Business Segments and Geographic Information included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Recent Developments

Contract Awards/Modifications

On December 30, 2019, the Company announced that GEO Secure Services signed a new managed-only contract with the U.S. Marshals Service for the government-owned, 512-bed El Centro Detention Facility in California. The contract will have a term of eight years and nine months, inclusive of option periods, effective December 23, 2019. The contract is expected to generate approximately $29 million in annualized revenues for GEO and create more than 240 full-time jobs.

On December 23, 2019, we announced that we entered into two new contracts with U.S. Immigration and Customs Enforcement (“ICE”) for five company-owned facilities in California totaling 4,490 beds. The contracts will have terms of fifteen years, inclusive of two five year options, effective December 20, 2019. The contracts cover two existing, company-owned facilities currently operated by GEO on behalf of ICE: the 1,940-bed Adelanto ICE Processing Center and the 400-bed Mesa Verde ICE Processing Center. The contracts also incorporate three other company-owned facilities: the 700-bed Central Valley facility, the 750-bed Desert View facility, and the 700-bed Golden State facility, as facility annexes. On a combined basis, the contracts are expected to generate over $200 million in annualized revenue for GEO and will support more than 1,200 full-time jobs.

In the third quarter of 2019, we were awarded a ten-year contract renewal for the continued delivery of secure transportation under our GEO Amey joint venture in the United Kingdom. Total revenue over the ten-year period is expected to be approximately $760 million.
On June 5, 2019, we also announced that we entered into a contract modification to increase the contract capacity at our company-owned Montgomery Processing Center in Conroe, Texas by 314 beds increasing the center's capacity to 1,314 beds. The 314-bed contract capacity increase became fully operational in the third quarter of 2019 and is expected to generate incremental annualized revenues of approximately $10 million.
On May 2, 2019, we announced that we entered into a new ten-year contract, inclusive of renewal option periods, with the Federal Bureau of Prisons (“BOP”) for the reactivation of our existing company-owned, 1,800-bed North Lake Correctional Facility located in Baldwin, Michigan. The contract became operational on October 1, 2019 and is expected to generate approximately $37 million in incremental annualized revenues. We also announced on May 2, 2019 that Reeves County, Texas entered into two new ten-year contracts, inclusive of renewal periods, with the BOP for the county-owned, 1,800-bed Reeves County Detention Center I & II and the county-owned, 1,376-bed Reeves County Detention Center III. We provide management consulting and support services to Reeves County. The new ten-year contracts were awarded to GEO and Reeves County under a long-standing procurement, for the housing of non-U.S. citizen criminal aliens, commonly referred to as Criminal Alien Requirement (CAR) 19, which was issued by the BOP in 2017.
On April 25, 2019, we announced that we signed a contract modification for the reactivation of our existing company-owned 1,000-bed South Louisiana ICE Processing Center (the "Center") located in Basile, Louisiana. The previously idled Center will house federal immigration detainees under an existing intergovernmental service agreement. The Center began the intake process during the third quarter of 2019 and is expected to generate approximately $25 million in incremental annualized revenues.

Contract Terminations

    Recently California enacted legislation aimed at phasing out public-private partnership contracts for the operation of secure facilities within California and facilities outside of the state of California housing state of California inmates. As previously announced, our contract for our Central Valley facility was already discontinued by the California Department of Corrections and Rehabilitation at the end of September 2019. We expect that our contracts with the California Department of Corrections and Rehabilitation for our Desert View facility and Golden State facility will be discontinued by March 1, 2020 and May 1, 2020, respectively. As discussed above, we subsequently entered into new contracts with ICE for our Central Valley, Desert View and Golden State facilities effective December 20, 2019.

Idle Facilities

In our Secure Services segment, we are currently marketing approximately 700 vacant beds with a net book value of approximately $12 million at one of our idle facilities to potential customers. In our GEO Care segment, we are currently marketing approximately 400 vacant beds with a net book value of approximately $9 million at one of our idle facilities to potential customers. The combined annual carrying cost of these idle facilities in 2020 is estimated to be $3.0 million, including depreciation expense of $1.0 million. We currently do not have any firm commitments or agreements in place to activate these facilities but have ongoing contact with several potential customers. Historically, some facilities have been idle for multiple years before they received a new contract award. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if the two idle facilities in our Secure Services and GEO Care segments were to be activated using our Secure Services average per diem rate in 2019, (calculated as the Secure Services revenue divided by the number of Secure Services mandays) and based on the average occupancy rate in our facilities for 2019, we would expect to receive annual incremental revenue of approximately $25 million and an increase in annual earnings per share of approximately $.03 to $.06 per share based on our average operating margin.

Quality of Operations
We operate each facility in accordance with our company-wide policies and procedures and with the standards and guidelines required under the relevant management contract. For many facilities, the standards and guidelines include those established by the American Correctional Association, or ("ACA"). The ACA is an independent organization of corrections professionals, which establishes correctional facility standards and guidelines that are generally acknowledged as a benchmark by governmental agencies responsible for correctional facilities. Many of our contracts in the United States require us to seek and maintain ACA accreditation for our facilities. We have sought and received ACA accreditation and re-accreditation for all such facilities. We achieved a median re-accreditation score of 100% as of December 31, 2019. Approximately 90% of our 2019 U.S. Secure Services revenue was derived from ACA accredited facilities for the year ended December 31, 2019. We have also achieved and maintained accreditation by The Joint Commission at five of our secure service facilities and at nine of our youth services locations. We have been successful in achieving and maintaining accreditation under the National Commission on Correctional Health Care ("NCCHC") in a majority of the facilities that we currently operate. The NCCHC accreditation is a voluntary process which we have used to establish comprehensive health care policies and procedures to meet and adhere to the ACA standards. The NCCHC standards, in most cases, exceed ACA Health Care Standards and we have achieved this accreditation at 14 of our U.S. Secure Services facilities and at one youth services location. Additionally, B.I. Incorporated ("BI") has achieved a certification for ISO 9001:2008 for the design, production, installation and servicing of products and services produced by the electronic monitoring business units, including electronic home arrest and electronic monitoring technology products and monitoring services, installation services, and automated caseload management services.
Corporate Social Responsibility

  In September 2019, we issued our first Human Rights and ESG report. The Human Rights and ESG report builds on the important milestone we achieved in 2013 when our Board adopted a Global Human Rights Policy by providing disclosures related to how we inform our employees of our commitment to respecting human rights; the criteria we use to assess human rights performance; and our contract compliance program, remedies to shortcomings in human rights performance, and independent verification of our performance by third party organizations. The Human Rights and ESG report also addresses criteria, based on recognized ESG reporting standards, related to the development of our employees; our efforts to advance environmental sustainability in the construction and operation of our facilities; and our adherence to ethical governance practices throughout our company. The report covers the year ended December 31, 2018 with supporting data from 2016-2018 where possible. The report showcases, among other items, our company wide awareness and training programs, our commitment to a safe and humane environment for everyone in our care, employee diversity, addressing recidivism through our GEO Continuum of Care, our engagement efforts with our stakeholders, oversight and contract compliance, conservation measures and enhanced environmental sustainability efforts.

The Human Rights and ESG report was prepared with reference to the GRI Standards related to General Disclosures, Economic Topics, Environmental Topics and Social Topics based on the Global Reporting Initiative, or GRI, issued by the Global Sustainability Standards Board and the UN Guiding Principles on Business and Human Rights. GRI is an international independent standards organization created to help business, government and other organizations understand and communicate how their operations affect issues of global importance, such as human rights, corruption and climate change. We have referenced the GRI Standards and the UN Guiding Principles on Business and Human Rights as we have recognized the need for a transparent and disciplined enterprise-wide approach. In our pursuit of this approach, we have begun with the following set of ongoing objectives:

•	Provide greater transparency for our stakeholders and the general public with respect to our various efforts in all our facilities aimed at respecting human rights.

•	Enhance our ability to flag potential issues in all areas of our operations and compress the time it takes to respond with corrective measures.

•	Use widely accepted methodologies for evaluating performance and setting objectives for improvements in corporate governance, corporate social policy, environmental impact and energy conservation.

The ESG report may be accessed on our website under "Investors-Latest Reports-Latest ESG Report." The information included in the Human Rights and ESG report is not incorporated by reference into this Annual Report on Form 10-K.
Business Development Overview
We intend to pursue a diversified growth strategy by winning new clients and contracts, expanding our government services portfolio and pursuing selective acquisition opportunities. Our primary potential customers include: governmental agencies responsible for local, state and federal secure facilities in the United States; governmental agencies responsible for secure facilities in Australia, South Africa and the United Kingdom; federal, state and local government agencies in the United States responsible for community-based services for adult and juvenile offenders; federal, state and local government agencies responsible for monitoring community-based parolees, probationers and pretrial defendants; and other foreign governmental agencies. We achieve organic growth through competitive bidding that begins with the issuance by a government agency of a request for proposal, or RFP. We primarily rely on the RFP process for organic growth in our U.S. and international secure services operations as well as in our community based reentry services and electronic monitoring services business.
For our facility management contracts, our state and local experience has been that a period of approximately 60 to 90 days is generally required from the issuance of a request for proposal to the submission of our response to the request for proposal; that between one and four months elapse between the submission of our response and the agency’s award of a contract; and that between one and four months elapse between the award of a contract and the commencement of facility construction or management of the facility, as applicable.
For our facility management contracts, our federal experience has been that a period of approximately 60 to 90 days is generally required from the issuance of a request for proposal to the submission of our response to the request for proposal; that between 12 and 18 months elapse between the submission of our response and the agency’s award of a contract; and that between four and 18 weeks elapse between the award of a contract and the commencement of facility construction or management of the facility, as applicable.
If the local, state or federal facility for which an award has been made must be constructed, our experience is that construction usually takes between nine and 24 months to complete, depending on the size and complexity of the project. Therefore, management of a newly constructed facility typically commences between 10 and 28 months after the governmental agency’s award.
For the services provided by BI, local, state and federal experience has been that a period of approximately 30 to 90 days is generally required from the issuance of an RFP or Invitation to Bid, or ITB, to the submission of our response; that between one and three months elapse between the submission of our response and the agency’s award of a contract; and that between one and three months elapse between the award of a contract and the commencement of a program or the implementation of program operations, as applicable.
The term of our local, state and federal contracts range from one to five years and some contracts include provisions for optional renewal terms beyond the initial contract term. Contracts can, and are periodically, extended beyond the initial contract term and optional renewal terms through alternative procurement processes including sole source justification processes, cooperative procurement vehicles and agency decisions to add extension time periods.
We believe that our long operating history and reputation have earned us credibility with both existing and prospective customers when bidding on new facility management contracts or when renewing existing contracts. We believe our success in the RFP process has resulted in a pipeline of new projects with significant revenue potential.
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
Facility Design, Construction and Finance
We offer governmental agencies consultation and management services relating to the design and construction of new secure facilities and the redesign and renovation of older facilities including facilities we own, lease or manage as well as facilities we do not own, lease or manage. Domestically, as of December 31, 2019, we have provided services for the design and construction of approximately 55 facilities and for the redesign, renovation and expansion of approximately 70 facilities. Internationally, as of December 31, 2019, we have provided services for the design and construction of 11 facilities and for the redesign, renovation and expansion of two facilities.
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

Under our construction and design management contracts, we generally agree to be responsible for overall project development and completion. We typically act as the primary developer on construction contracts for facilities and subcontract with bonded National and/or Regional Design Build Contractors. Where possible, we subcontract with construction companies that we have worked with previously. We make use of an in-house staff of architects and operational experts from various service disciplines (e.g. security, medical service, food service, programs and facility maintenance) as part of the team that participates from conceptual design through final construction of the project. This staff coordinates all aspects of the development with subcontractors and provides site-specific services.
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
The following table sets forth our current expansion and development projects and their stages of completion for the Company's facilities:

Facilities Under Construction	Number of Beds	Estimated Completion Date	Customer	Financing
Junee Correctional Centre	489	Q1 2020	New South Wales Corrective Services	New South Wales Corrective Services
Fulham Correctional Centre	137	Q3 2020	State of Victoria, Australia	GEO

Competitive Strengths

Leading Secure Services Provider Uniquely Positioned to Offer a Continuum of Care
We are the second largest provider of public-private partnership secure services and processing center facilities worldwide and the largest provider of community-based reentry services, youth services and electronic monitoring services in the U.S. secure services sector. We believe these leading market positions and our diverse and complementary service offerings enable us to meet the growing demand from our clients for comprehensive services throughout the entire corrections lifecycle. Our continuum of care platform enables us to provide consistency and continuity in case management, which we believe results in a higher quality of care for individuals in our care, reduces recidivism, lowers overall costs for our clients, improves public safety and facilitates successful reintegration of individuals back into society.

Attractive REIT Profile

We believe the key characteristics of our business make us a highly attractive REIT. We are in a real estate intensive industry. Since our inception, we have financed and developed dozens of facilities. We have a diversified set of investment grade customers in the form of government agencies which are required to pay us on time by law. We have historically experienced customer retention in excess of 90%. Our strong and predictable occupancy rates generate a stable and sustainable stream of revenue. We believe this stream of revenue combined with our low maintenance capital expenditure requirement translates into steady predictable cash flow. The REIT structure also allows us to pursue growth opportunities due to the capital intensive nature of our business.
Large Scale Operator with National Presence
We operate the seventh largest correctional system in the U.S. by number of beds, including the federal government and all 50 states. We currently have secure services operations in approximately 33 states and offer electronic monitoring services in every state. In addition, we have extensive experience in overall facility operations, including staff recruitment, administration, facility maintenance, food service, security, and in the supervision, treatment and education of individuals within our care. We believe our size and breadth of service offerings enable us to generate economies of scale which maximize our efficiencies and allows us to pass along cost savings to our clients. Our national presence also positions us to bid on and develop new facilities across the U.S.

Long-Term Relationships with High-Quality Government Customers
We have developed long-term relationships with our federal, state and other governmental customers, which we believe enhance our ability to win new contracts and retain existing business. We have provided secure management services to the United States Federal Government for 33 years, the State of California for 32 years, prior to the new California law AB 32 going into effect on January 1, 2020, the State of Texas for approximately 32 years, various Australian state government entities for 28 years and the State of Florida for approximately 26 years. These customers accounted for approximately 69% of our consolidated revenues for the fiscal year ended December 31, 2019.
Recurring Revenue with Strong Cash Flow
Our revenue base is derived from our long-term customer relationships, with contract renewal rates and facility occupancy rates both approximating 90% over the past five years. We have been able to expand our revenue base by continuing to reinvest our strong operating cash flow into expansionary projects and through strategic acquisitions that provide scale and further enhance our service offerings. Our consolidated revenues have grown from $877 million in 2007 to $2.5 billion in 2019. We expect our operating cash flow to be well in excess of our anticipated annual maintenance capital expenditure needs, which would provide us significant flexibility for growth in capital expenditures, future dividend payments in connection with operating as a REIT, acquisitions and/or the repayment of indebtedness.

Sizeable International Business
Our international infrastructure, which leverages our operational excellence in the U.S., allows us to aggressively target foreign opportunities that our U.S. based competitors without overseas operations may have difficulty pursuing. We currently have international operations in Australia, South Africa and the United Kingdom. Our international services business, including our facility construction and design business currently in Australia, generated approximately $262.0 million of revenues, representing approximately 11% of our consolidated revenues for the year ended December 31, 2019. Included in our international revenues in 2017 are construction revenues related to our project in Ravenhall, Australia which are presented in our Facility Design & Construction segment. Construction of the facility was completed during the fourth quarter of 2017. Included in our international revenues in 2019 and 2018 are construction revenues related to the expansion of our Fulham facility in Victoria, Australia which are also presented in our Facility Design & Construction segment. We believe we are well positioned to continue benefiting from foreign governments’ initiatives to enter into public-private partnerships for secure services.
Experienced, Proven Senior Management Team
Our Chief Executive Officer and founder, George C. Zoley, Ph.D., has led our Company for 35 years and has established a track record of growth and profitability. Under his leadership, our annual consolidated revenues from operations have grown from $40.0 million in 1991 to $2.5 billion in 2019. Dr. Zoley is one of the pioneers of the industry, having developed and opened what we believe to be one of the first public-private partnership secure services facilities in the U.S. in 1986. Our Chief Financial Officer, Brian R. Evans, has been with our Company for over 19 years and led our conversion to a REIT as well as the integration of our recent acquisitions and financing activities. Our top seven senior executives have an average tenure with our Company of over 10 years.

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
Pursue International Growth Opportunities
As a global provider of public-private partnership secure services, we are able to capitalize on opportunities to operate existing or new facilities on behalf of foreign governments. We have seen increased business development opportunities including opportunities to cross sell our expanded service offerings in recent years in the international markets in which we operate and are currently exploring opportunities for several new projects. We will continue to actively bid on new international projects in our current markets and in new markets that fit our target profile for profitability and operational risk.

Selectively Pursue Acquisition Opportunities
We intend to continue to supplement our organic growth by selectively identifying, acquiring and integrating businesses that fit our strategic objectives and enhance our geographic platform and service offerings. Since 2005, and including the acquisitions of Community Education Centers ("CEC"), Protocol Criminal Justice, Inc. ("Protocol"), Soberlink, Inc. ("Soberlink") and the correctional and detention facilities of LCS Corrections Services, Inc. ("LCS Facilities" or "LCS"), we have completed ten acquisitions for total consideration, including debt assumed, in excess of $2.0 billion. Our management team utilizes a disciplined approach to analyze and evaluate acquisition opportunities, which we believe has contributed to our success in completing and integrating our acquisitions.

Facilities and Day Reporting Centers
The following table summarizes certain information with respect to: (i) U.S. and international secure services facilities; (ii) community-based services facilities; and (iii) residential and non-residential youth services facilities. The information in the table includes the facilities that we (or a subsidiary or joint venture of GEO) owned, operated under a management contract, had an agreement to provide services, had an award to manage or was in the process of constructing or expanding during the year ended December 31, 2019:

Facility Name & Location_______	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned
Secure Services — Western Region:
Adelanto ICE Processing Center, Adelanto, CA (3)	1,940	ICE	Federal Detention	Minimum/ Medium	December 2019	5 years	Two, 5 years	Owned
Alhambra City Jail, Los Angeles, CA	71	City of Alhambra	City Jail	All Levels	July 2016	1 year	Five, One Year	Managed
Aurora/CE Processing Center Aurora, CO	1,532	ICE / USMS	Federal Detention	All Levels	September 2011/ October 2012	2 years /2 years	Four, Two-year / Four, Two-year	Owned
Baldwin Park City Jail, Baldwin Park, CA	32	Los Angeles County	City Jail	All Levels	July 2003	3 years	Perpetual, Three-year	Managed
Central Arizona Correctional and Rehabilitation Facility Florence, AZ	1,280	AZ DOC	State Sex Offender Correctional	Minimum/ Medium	December 2006	10 years	Two, Five-year	Managed
Central Valley Annex McFarland, CA	700	Idle						Owned
Desert View Annex Adelanto, CA (6)	700	CDCR	State Correctional Facility	Medium	July 2018	1 year, 8 months	None	Owned
Downey City Jail Los Angeles, CA	33	Los Angeles County	City Jail	All Levels	November 2014	3 years	Two, One-year, plus one month, plus One-two month	Managed

Facility Name & Location_______	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned
El Centro Detention Facility, CA	512	USMS	Federal Detention	Medium	December 2019	2 years	Three, Two-year options, plus one, nine-month	Managed
Florence West Correctional and Rehabilitation Florence, AZ	750	AZ DOC	State DUI/ RTC Correctional	Minimum	October 2002	10 years	Two, Five-year	Managed
Fontana City Jail Los Angeles, CA	25	Los Angeles County	City Jail	All Levels	July 2019	Perpetual	None	Managed
Garden Grove City Jail Los Angeles, CA	16	Los Angeles County	City Jail	All Levels	July 2015	3 years	Unlimited, Perpetual Three-Year	Managed
Golden State Annex McFarland, CA (6)	700	CDCR	State Correctional	Medium	July 2018	1 year, 10 months	None	Owned
Guadalupe County Correctional Facility Santa Rosa, NM (3)	600	NMCD - IGA	Local/State Correctional	Medium	January 1999	Perpetual	None	Owned
Kingman Correctional and Rehabilitation facility, Kingman, AZ	3,400	AZ DOC	State Correctional Facility	Minimum/ Medium	January 2008	10 years	Two, Five-year	Managed
Lea County Correctional Facility Hobbs, NM (3)	1,200	NMCD - IGA	Local/State Correctional	Medium	January 1999	Perpetual	None	Owned
McFarland Female Community Reentry Facility McFarland, CA	300	CDCR	State Correctional	Minimum	July 2018	5 years	None	Owned
Mesa Verde ICE Processing Center Bakersfield, CA (3)	400	ICE	State Correctional	Minimum	December 2019	5 Years	Two, Five year	Owned
Montebello City Jail Los Angeles, CA	35	Los Angeles County	City Jail	All Levels	July 2014	2 Years	One, Two-year, Plus One, Two-year	Managed
Northwest ICE Processing Center Tacoma, WA	1,575	ICE	Federal Detention	All Levels	September 2015	1 Year	Nine, One-Year	Owned
Ontario City Jail Los Angeles, CA	44	Los Angeles County	City Jail	Any Level	July 2014	3 Years	Two, Three-year	Managed
Phoenix West Correctional and Rehabilitation Phoenix, AZ	500	AZ DOC	State DWI Correctional	Minimum	July 2002	10 years	Two, Five-year	Managed
Western Region Detention Facility San Diego, CA	770	USMS	Federal Detention	Maximum	November 2017	1 Year, 10 Months	Four, Two-year	Leased

Facility Name & Location_______	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned
Secure Services — Central Region:
Big Spring Correctional Facility Big Spring, TX	1,732	BOP	Federal Correctional	Medium	December 2017	2 Years	Eight, One Year	Owned
Flightline Correctional Facility, TX	1,800	BOP	Federal Correctional	Medium	December 2017	2 Years	Eight, One Year	Owned
Brooks County Detention Center, TX (3)	652	USMS - IGA	Local & Federal Detention	Medium	March 2013	Perpetual	None	Owned
Central Texas Detention Facility San Antonio, TX (3)	688	USMS - IGA	Local & Federal Detention	Minimum/ Medium	October 2016	Perpetual	None	Managed
Coastal Bend Detention Center,TX (3)	1,176	USMS - IGA	Local & Federal Detention	Medium	July 2012	Perpetual	None	Owned
Eagle Pass Correctional Facility, Eagle Pass, TX	661	ID DOC	Local & Federal Detention	Medium	October 2018	2 years	None	Owned
East Hildago Detention Center (3)	1,300	USMS - IGA	Local & Federal Detention	Medium	July 2012	Perpetual	None	Owned
Great Plains Correctional Facility Hinton, OK	1,940	BOP	Federal Correctional	Minimum	June 2015	5 years	Five, One-Year Plus One Six-Month Extension	Owned
Joe Corley Processing Center Conroe, TX	1,517	USMS / ICE	Local Correctional	Medium	July 2008/September 2018	Perpetual/5 Years	None/Five-year	Owned
Karnes Detention Facility Karnes City, TX (3)	679	USMS - IGA	Local & Federal Detention	All Levels	February 1998	Perpetual	None	Owned
Karnes County Family Residential Center,TX (3)	1,158	ICE - IGA	Federal Detention	All Levels	December 2010	5 years	One, Five-Year	Owned
Kinney County Detention Center, TX (3)	384	USMS - IGA	Local & Federal Detention	Medium	September 2013	Perpetual	None	Managed
Lawton Correctional Facility Lawton, OK	2,682	OK DOC	State Correctional	Medium	July 2018	1 Year	Four, Automatic One-year	Owned
Liberty County Jail, TX (3)	285	USMA - IGA	Local & Federal Detention	Medium	May 1997	Perpetual	None	Managed
Montgomery Processing Center Conroe, TX	1,314	ICE	Local & Federal Detention	All levels	October 2018	10 months	Nine, One- year	Owned
Reeves County Detention Center R1/R2, TX	1,800	BOP	Federal Correctional	Low	October 2019	3 year	Seven, one-year, plus one, six-month	Managed

Facility Name & Location_______	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned
Reeves County Detention Center R3 Pecos, TX	1,356	BOP	Federal Correctional	Low	July 2019	3 years	Seven, one-year, plus one, six-month	Managed
Rio Grande Processing Center Laredo, TX	1,900	USMS	Federal Detention	Medium	October 2008	5 years	Three, Five-year	Owned
South Texas ICE Processing Center Pearsall, TX	1,904	ICE	Federal Detention	All Levels	December 2011	11 months	Four, One-year plus One, Six month extension, One Year extension, plus One Six-month extensions, plus One 5- day extension, Plus One 6-month extension	Owned
Val Verde County Detention Facility Del Rio, TX (3)	1,407	USMS - IGA	Local & Federal Detention	All Levels	January 2001	Perpetual	None	Owned
Secure Services — Eastern Region:
Alexandria Staging Facility Alexandria, LA (3)	400	ICE - IGA	Federal Detention	Minimum/ Medium	November 2013	Perpetual	None	Owned
Bay Correctional and Rehabilitation Facility Panama City, FL	985	FL DMS	State Correctional	Minimum/ Medium	February 2014	3 years	Unlimited, Two-year	Managed
Blackwater River Correctional and Rehabilitation Facility Milton, FL	2,000	FL DMS	State Correctional	Medium/ close	October 2010	3 years	Unlimited, Two-year	Managed
Broward Transitional Center Deerfield Beach, FL	700	ICE	Federal Detention	Minimum	July 2015	1 year	Five, One-year plus One, Six-month extension	Owned
Crossroads Reception Center Indianapolis, IN	300	Idle						Owned
D. Ray James Correctional Facility Folkston, GA	1,900	BOP	Federal Detention	All Levels	October 2010	4 years	Three, Two-year	Owned
Folkston ICE Processing Center (3) Folkston, GA	1,118	ICE - IGA	Federal Detention	Minimum	December 2016	1 year	Four, One-year	Owned
George W. Hill Correctional Facility, PA	1,931	Delaware County	State Correctional	Minimum	January 2019	5 years	Two, Two-year options	Managed
Graceville Correctional and Rehabilitation Facility Jackson, FL	1,884	FL DMS	State Correctional	All Levels	February 2014	3 years	Unlimited, Two year	Managed
Heritage Trail Correctional Facility Plainfield, IN	1,066	IN DOC	State Correctional	Minimum	March 2011	4 years	One, Four-year, plus one, one (1) year, four (4) months and two (2) days extension	Managed
JB Evans Correctional Center, LA	388	Idle						Owned
LaSalle ICE Processing Center Jena, LA (3)	1,160	ICE - IGA	Federal Detention	Minimum/ Medium	November 2013	Perpetual	None	Owned

Facility Name & Location_______	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned
Lawrenceville Correctional and Rehabilitation Facility Lawrenceville, VA	1,536	VA DOC	State Correctional	Medium	August 2018	5 years	Ten, One-year extensions	Managed
Moshannon Valley Correctional Facility Philipsburg, PA	1,878	BOP	Federal Correctional	Medium	April 2016	5 years	Five, One-year plus One Six-month extension	Owned
Moore Haven Correctional and Rehabilitation Facility Moore Haven, FL	985	FL DMS	State Correctional	Minimum/ Medium	February 2014	3 years	Unlimited, Two-year	Managed
New Castle Correctional Facility New Castle, IN	3,196	IN DOC	State Correctional	All Levels	January 2006	4 years	Two, Five-year plus One Six-Month	Managed
North Lake Correctional Facility Baldwin, MI	1,748	BOP	Federal Correctional	Medium/Maximum	October 2019	3 years	Seven, one-year, plus One Six-Month	Owned
Perry County Correctional Facility, AL	690	Idle						Owned
Pine Prairie ICE Processing Center, LA (3)	1,094	ICE-IGA	State Correctional	Medium	June 2015	5 years	None	Owned
Queens Detention Facility Jamaica, NY	222	USMS	Federal Detention	Minimum/ Medium	April 2019	1 year	Nine, One year options, One Six-month extension plus Three-month, plus Three Two-months	Owned
Riverbend Correctional and Rehabilitation Facility Milledgeville, GA	1,500	GA DOC	State Correctional	Medium	July 2010	1 year	Forty, One-year	Owned
Rivers Correctional Facility Winton, NC	1,450	BOP	Federal Correctional	Low	April 2011	4 years	Three, Two-year	Owned
Robert A. Deyton Detention Facility Lovejoy, GA	768	USMS	Federal Detention	Medium	February 2008	5 years	Three, Five year	Leased
South Bay Correctional and Rehabilitation Facility South Bay, FL	1,948	FL DMS	State Correctional	Medium/ Close	July 2009	3 years	Unlimited, Two-year	Managed
South Louisiana Correctional Center, LA(3)	1,000	ICE-IGA	State Correctional	Medium	June 2015	5 years	None	Owned
Secure Services — Australia:
Arthur Gorrie Correctional Centre Queensland, Australia (7)	890	QLD DCS	State Remand Prison	High/ Maximum	January 2008	5 years	One, Five-year, Plus Five, Six-month extensions	Managed
Fulham Correctional Centre & Nalu Challenge Community Victoria, Australia	922	VIC DOJ	State Prison	Minimum/ Medium	July 2012	4 years	19 years, Four months	Managed
Junee Correctional Centre New South Wales, Australia	1,279	NSW	State Prison	Minimum/ Medium	March 2014	5 years	Two, Five year	Managed
Ravenhall Correctional Centre Melbourne, Australia	1,300	VIC DOJ	State Prison	Medium	November 2017	24 years plus 5 months	None	Managed

Facility Name & Location_______	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned
Secure Services — United Kingdom:
Dungavel House Immigration Removal Centre, South Lanarkshire, UK	249	UKBA	Detention Centre	Minimum	September 2011	5 years	Three, One year, Plus two-year	Managed
Secure Services — South Africa:
Kutama-Sinthumule Correctional Centre Limpopo Province, Republic of South Africa	3,024	RSA DCS	National Prison	Maximum	February 2002	25 years	None	Managed
Corrections & Detention — Canada:
New Brunswick Youth Centre Mirimachi, Canada(4)	N/A	PNB	Provincial Juvenile Facility	All Levels	October 1997	25 years	One, Ten-year	Managed
GEO Care — Community Based Services:
ADAPPT, PA	64	PA DOC	Community Corrections	Community	February 2019	1 year	Four, one year options	Owned
Alabama Therapeutic Education Facility, AL	724	AL DOC	Community Corrections	Community	August 2019	1 year	None	Owned
Albert "Bo" Robinson Assessment & Treatment Center, NJ	900	NJ DOC/NJ State Parole Board	Community Corrections	Community	January 2020/July 2014	2 years/3 years	One, One year/Three, One year	Owned
Alle Kiski Pavillion, PA	104	Idle						Owned
Arapahoe County Residential Center, CO	240	Arapahoe County	Community Corrections	Community	July 2019	1 year	None	Owned
Beaumont Transitional Treatment Center Beaumont, TX	180	TDCJ	Community Corrections	Community	September 2003	2 years	Five, Two year plus Five, One year	Owned
Bronx Community reentry Center Bronx, NY	196	BOP	Community Corrections	Community	August 2014	1 year	One, One-year, Plus One, One-year and three months, Plus Two, One year Options, plus One One-month extension, plus One two-month extension	Leased
Casper Reentry Center, WY	342	BOP/Natrona	Community Corrections	Community	July 20019/January 2017	1 year/2 years	Four, One year/None	Owned

Facility Name & Location_______	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned
Chester County, PA	149	PA DOC	Community Corrections	Community	February 2019	1 year	Four, one year options	Owned
Cheyenne Mountain Recovery Center, CO	750	CO DOC	Community Corrections	Community	September 2019	5 months, 1 week, 3 days	None	Owned
Coleman Hall, PA	350	Idle						Owned
Community Alternatives of El Paso County, CO	240	El Paso County	Community Corrections	Community	July 2019	1 year	None	Owned
Correctional Alternative Placement Services, CO	45	14th Judicial District Community Corrections Board	Community Corrections	Community	July 2019	1 year	None	Owned
Community Alternatives of the Black Hills, SD	68	BOP	Community Corrections	Community	October 2016	1 year	Nine/Four, One-year plus 6 months	Owned
Cordova Center Anchorage, AK	296	BOP / AK DOC	Community Corrections	Community	June 2019/July 2019	1 year/1 year	Nine, One-year renewals/Four, One-year renewals	Owned
Delaney Hall, NJ	1,200	Union County/Essex County/NJ State Parole Board	Community Corrections	Community	January 2020/January 2017/July 2014	2 years/5 years/3 years	Two, One year/None/Three, One year	Owned
El Monte Center El Monte, CA	70	BOP	Community Corrections	Community	October 2019	1 year	Nine, One-year options	Leased
Grossman Center Leavenworth, KS	150	BOP	Community Corrections	Community	July 2019	1 year	Nine, One-year options	Owned
Las Vegas Community Correctional Center Las Vegas, NV	124	BOP	Community Corrections	Community	February 2016	1 year	Four, One-year extensions	Owned
Leidel Comprehensive Sanction Center Houston, TX	190	BOP	Community Corrections	Community	January 2016	1 year	Four, One year	Owned

Facility Name & Location_______	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned
Logan Hall, NJ	442	Idle						Leased
Long Beach Community Reentry Center, CA	112	CDCR	Community Corrections	Community	November 2019	4 years, 7 months, 4 weeks, 1 day	None	Leased
Marvin Gardens Center Los Angeles, CA	60	BOP	Community Corrections	Community	December 2018	1 year	Four, One-year	Leased
McCabe Center Austin, TX	113	Third Party Tenant	Community Corrections	Community	N/A	N/A	N/A	Owned
Mid Valley House Edinburg, TX	128	BOP	Community Corrections	Community	July 2014	1 year	One, One-year, Plus One-year and three months, Plus Two, One year options, Plus, Two one-month extensions, Plus One, nine-month extension	Owned
Midtown Center Anchorage, AK	32	AK DOC	Community Corrections	Community Corrections	June 2019	1 year	Four, One-year renewals	Owned
New Mexico Mens Recovery Academy, NM	174	NM DOC	Community Corrections	Community Corrections	July 2019	4 years	None	Managed
New Mexico Womens Recovery Academy, NM	60	NM DOC	Community Corrections	Community Corrections	July 2019	4 years	None	Managed
Northstar Center Fairbanks, AK	143	AK DOC	Community Corrections	Community	September 2016	10 months	Three-One year, plus one seven month extension	Leased
Oakland Center Oakland, CA	69	BOP	Community Corrections	Community	November 2008	3 years	Seven, One year, plus One, Six month extension, plus Three, Three-month extensions	Owned
Parkview Center Anchorage, AK	112	Idle						Owned
Philadelphia Residential Reentry Center	400	BOP	Community Corrections	Community	April 2019	1 year	Four, one year	Owned
Reality House Brownsville, TX	94	BOP	Community Corrections	Community	July 2019	1 year	Four, One year	Owned

Facility Name & Location_______	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned
Salt Lake City Center Salt Lake City, UT	115	BOP	Community Corrections	Community	June 2019	1 year	Nine One-year	Leased
Scranton Facility, PA	100	PA DOC	Community Corrections	Community	February 2019	1 year	Four, one year options	Leased
Seaside Center Nome, AK	62	AK DOC	Community Corrections	Community	June 2019	1 year	Four, One-year options	Owned
Southeast Texas Transitional Center Houston, TX	500	TDCJ	Community Corrections	Community	September 2003	2 years	Five, two-year plus Five one-year	Owned
Talbot Hall, NJ	536	NJ DOC	Community Corrections	Community	July 2016	2 years	One, One year option, Plus One, Six month extension	Leased
The Harbor, NJ	260	NJ DOC	Community Corrections	Community	January 2020	2 years	One, one-year	Leased
Toler Hall, NJ	113	BOP	Community Corrections	Community	May 2012	2 years	Three, One-year, Plus Two six-month Extensions, plus One, Six-month extension, plus Two 6-month extension, plus one three-month extension.	Leased
Tooley Hall, CO	70	City & County of Denver	Community Corrections	Community	July 2019	6 months	None	Owned
Tully House, NJ	344	NJ DOC	Community Corrections	Community	January 2020	2 years	One, one-year	Owned
Taylor Street Center San Francisco, CA	240	BOP / CDCR	Community Corrections	Community	April 2016/July 2017	1 year/3 years	Four, One year/Two, One year Options	Owned
Tundra Center Bethel, AK	85	AK DOC	Community Corrections	Community	June 2019	1 year	Four, One-year options	Owned
Williams Street Center, CO	84	Idle						Owned
GEO Care — Youth Services:

Facility Name & Location_______	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned
Abraxas Academy Morgantown, PA	214	Various	Youth Residential	Secure	June 2005	None	None	Owned
Abraxas I Marienville, PA	204	Various	Youth Residential	Staff Secure	May 2005	None	None	Owned
Abraxas Ohio Shelby, OH	100	Various	Youth Residential	Staff Secure	June 2005	None	None	Owned
Abraxas Youth Center South Mountain, PA	72	PA Dept of Public Welfare	Youth Residential	Secure/ Staff Secure	June 2005	None	None	Leased
Camp Aspen, SC	36	SC Dept. of Juvenile Justice	Youth Residential	Staff Secure	August 2014	1 year	Three, two-year extensions	Managed
DuPage Interventions Hinsdale, IL	36	Idle						Owned
Hector Garza Center San Antonio, TX	139	TYC	Youth Residential	Staff Secure	June 2005	None	None	Owned
Leadership Development Program South Mountain, PA	128	Various	Youth Residential	Staff Secure	June 2005	None	None	Leased
Southern Peaks Regional Treatment Center Canon City, CO	136	Various	Youth Residential	Staff Secure	June 2005	None	None	Owned
Southwood Interventions Chicago, IL	80	IL DASA, City of Chicago, Medicaid	Youth Residential	Staff Secure	June 2005	None	None	Owned
Woodridge Interventions Woodridge, IL	90	IL DASA, Medicaid	Youth Residential	Staff Secure	June 2005	None	None	Owned

The following table summarizes certain information with respect to our reentry Day Reporting Centers, which we refer to as DRCs. The information in the table includes the DRCs that we (or a subsidiary or joint venture of GEO) operated under a management contract or had an agreement to provide services as of December 31, 2019:

DRC Location	Number of reporting centers	Type of Customers	Commencement of current contract(s)	Base period	Renewal options	Manage only/ lease
Colorado (5)	5	State, County	Various, 2015 – 2018	1 year	Varies	Lease
California	29	State, County	2017	3 years	One, One year	Lease or Manage only
New Jersey	5	State, County	2015	4 years	One, One year	Lease
Pennsylvania	10	State, County	Various, 2006 – 2018	3 to 5 years	Varies	Lease
Illinois	8	State, County	2018	5 years	One, Five year	Lease or Manage only
Kansas	1	County	2016	1 year	Four, One year	Lease
Louisiana	6	State	2018	3 years	None	Lease
Kentucky	1	County	2015	1 year	Four, One year	Lease

Customer Legend:

Abbreviation	Customer
AL DOC	Alabama Department of Corrections
AK DOC	Alaska Department of Corrections
AZ DOC	Arizona Department of Corrections
BOP	Federal Bureau of Prisons
CDCR	California Department of Corrections & Rehabilitation
CO DOC	Colorado Department of Corrections
FL DOC	Florida Department of Corrections
FL DMS	Florida Department of Management Services
GA DOC	Georgia Department of Corrections
ICE	U.S. Immigration & Customs Enforcement
ID DOC	Idaho Department of Corrections
IN DOC	Indiana Department of Correction
IGA	Inter-governmental Agreement
IL DASA	Illinois Department of Alcoholism and Substance Abuse
LA DOC	Louisiana Department of Corrections
NJ DOC	New Jersey Department of Corrections
NM DOC	New Mexico Department of Corrections
NSW	Commissioner of Corrective Services for New South Wales, Australia
OK DOC	Oklahoma Department of Corrections
PA DOC	Pennsylvania Department of Corrections
PNB	Province of New Brunswick
QLD DCS	Department of Corrective Services of the State of Queensland, Australia
RSA DCS	Republic of South Africa Department of Correctional Services
SC Dept of Juvenile Justice	South Carolina Department of Juvenile Justice
SD DOC	South Dakota Department of Corrections
TDCJ	Texas Department of Criminal Justice
TYC	Texas Youth Commission
UKBA	United Kingdom Border Agency
USMS	United States Marshals Service
VA DOC	Virginia Department of Corrections
VIC DOJ	Department of Justice of the State of Victoria, Australia
VT DOC	Vermont Department of Corrections
WA DOC	Washington Department of Corrections

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

(6)	These facilities are being discontinued by the CDCR but are being transitioned to new contracts with ICE.

(7)	The Arthur Gorrie Correctional Centre will be transitioned to government operation by the end of the first quarter of 2020.

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
Aside from our customers’ unilateral right to terminate our facility management contracts with them at any time for any reason, there are two points during the typical lifecycle of a contract which may result in the loss by us of a facility management contract with our customers. We refer to these points as contract “renewals” and contract “re-bids.” Many of our facility management contracts with our government customers have an initial fixed term and subsequent renewal rights for one or more additional periods at the unilateral option of the customer. Because most of our contracts for youth services do not guarantee placement or revenue, we have not considered these contracts to ever be in the renewal or re-bid stage since they are more perpetual in nature. As such, the contracts for youth services are not considered as renewals or re-bids nor are they included in the table below. We count each government customer’s right to renew a particular facility management contract for an additional period as a separate “renewal.” For example, a five-year initial fixed term contract with customer options to renew for five separate additional one-year periods would, if fully exercised, be counted as five separate renewals, with one renewal coming in each of the five years following the initial term. As of December 31, 2019, 37 of our facility management contracts representing approximately 26,000 beds are scheduled to expire on or before December 31, 2020, unless renewed by the customer at its sole option in certain cases, or unless renewed by mutual agreement in other cases. These contracts represented approximately 25% of our consolidated revenues for the year ended December 31, 2019. We undertake substantial efforts to renew our facility management contracts. Our average historical facility management contract renewal rate approximates 90%. However, given their unilateral nature, we cannot assure you that our customers will in fact exercise their renewal options under existing contracts. In addition, in connection with contract renewals, either we or the contracting government agency have typically requested changes or adjustments to contractual terms. As a result, contract renewals may be made on terms that are more or less favorable to us than those in existence prior to the renewals.
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

As of December 31, 2019, 38 of our facility management contracts as well as certain of our other management contracts that are also subject to competitive re-bid , including our contract to provide services to U.S. Immigration and Customs Enforcement ("ICE") under the Intensive Supervision and Appearance Program ("ISAP"), may be subject to competitive re-bid in 2020. These contracts in the aggregate represented 18% and $445.2 million of our 2019 consolidated revenues. The following table sets forth the number of facility management contracts that we currently believe will be subject to competitive re-bid in each of the next five years and thereafter, and the total number of beds relating to those potential competitive re-bid situations during each period:

Year	Re-bid	Total Number of Beds up for Re-bid
2020	38	12,259
2021	23	12,952
2022	12	3,172
2023	7	4,100
2024	16	1,112
Thereafter	37	38,353
Total	133	71,948

Competition
We compete primarily on the basis of the quality and range of services we offer; our experience domestically and internationally in the design, construction, and management of public-private partnerships for secure service facilities; our reputation; and our pricing. We compete directly with the public sector, where governmental agencies responsible for the operation of secure services, processing services, youth services, community-based services and reentry facilities are often seeking to retain projects that might otherwise become a public-private partnership. In the private sector, our U.S. Secure Services and International Services business segments compete with a number of companies, including, but not limited to: Core Civic; Management and Training Corporation; Emerald Companies; LaSalle Southwest Corrections; Group 4 Securicor; Sodexo Justice Services (formerly Kaylx); and Serco. Our GEO Care business segment competes with a number of different small-to-medium sized companies, reflecting the highly fragmented nature of the youth services and community based services industry. BI’s electronic monitoring business competes with a number of companies, including, but not limited to: G4 Justice Services, LLC and 3M Electronic Monitoring, a 3M Company. Some of our competitors are larger and have more resources than we do. We also compete in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance.
Employees and Employee Training
At December 31, 2019, we had approximately 22,000 full-time employees. Of our full-time employees, approximately 670 were employed at our corporate headquarters and regional offices and approximately 21,000 were employed at facilities and international offices. We employ personnel in positions of management, administrative and clerical, security, educational services, human resource services, health services and general maintenance at our various locations. Approximately 5,000 and 2,000 employees are covered by collective bargaining agreements in the United States and at international offices, respectively. We believe that our relations with our employees are satisfactory.
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
Our training program for domestic facilities typically begins with approximately 40 hours of instruction regarding our policies, operational procedures and management philosophy. Training continues with an additional 120 hours of instruction covering legal issues, rights of individuals within our care, techniques of communication and supervision, interpersonal skills and job training relating to the particular position to be held. Each of our employees who has contact with individuals within our care receives a minimum of 40 hours of additional training each year, and each manager receives at least 24 hours of training each year.
At least 160 hours of training are required for our employees in Australia and South Africa before such employees are allowed to work in positions that will bring them into contact with individuals within our care. Our employees in Australia and South Africa receive a minimum of 40 hours of refresher training each year. In the United Kingdom, our corrections employees also receive a minimum of 240 hours of training prior to coming in contact with individuals within our care and receive additional training of approximately 25 hours annually.
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
We currently maintain a general liability policy and excess liability policies with total limits of $80.0 million per occurrence and in the aggregate covering the operations of U.S. Secure Services, GEO Care's community-based services, GEO Care's youth services and BI. We have a claims-made liability insurance program with a specific loss limit of $35.0 million per occurrence and in the aggregate related to medical professional liability claims arising out of correctional healthcare services. We are uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability and automobile liability.
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
Of the reserves discussed above, our most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves are undiscounted and were $68.2 million and $70.9 million as of December 31, 2019 and 2018, respectively and are included in accrued expenses in the accompanying balance sheets. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially adversely impacted.
International Operations
Our international operations for fiscal years 2019, 2018 and 2017 consisted of the operations of our wholly-owned Australian subsidiaries, our wholly owned subsidiary in the United Kingdom, and South African Custodial Management Pty. Limited, our consolidated joint venture in South Africa, which we refer to as SACM. In Australia, our wholly-owned subsidiary, GEO Australia, currently manages four facilities. We operate one facility in South Africa through SACM. Our wholly-owned subsidiary in the United Kingdom, The GEO Group UK Ltd., operates the 217-bed Dungavel House Immigration Removal Centre located near Glasgow, Scotland. See Item 7 for more discussion related to the results of our international operations. Financial information about our operations in different geographic regions appears in Note-16 Business Segments and Geographic Information in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.
Business Concentration
Except for the major customers noted in the following table, no other single customer made up greater than 10% of our consolidated revenues for these years.

Customer	2019	2018	2017
Various agencies of the U.S. Federal Government:	53%	50%	48%
Credit risk related to accounts receivable is reflective of the related revenues. The margins on our federal contracts are above the company average due to the fact that they are company-owned facilities.
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
If we fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our taxable income at regular corporate rates, and dividends paid to our shareholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain provisions of the Internal Revenue Code of 1986, as amended (the "Code"), we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT. If we fail to qualify for taxation as a REIT, we may need to borrow additional funds or liquidate some investments to pay any additional tax liability. Accordingly, funds available for investment and making payments on our indebtedness would be reduced.
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
In addition to the asset tests set forth above, to maintain our qualification as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our shareholders and the ownership of our stock. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-

income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments and make payments on our indebtedness.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum U.S. federal income tax rate applicable to income from “qualified dividends” payable to U.S. shareholders that are individuals, trusts and estates is currently 20% exclusive of the 3.8% investment tax surcharge. Dividends payable by REITs, however, may only be eligible in part or not at all for the reduced rates applicable to "qualified dividends". Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. However, for taxable years that begin after December 31, 2017 and before January 1, 2026, shareholders that are individuals, trusts or estates are generally entitled to a deduction equal to 20% of the aggregate amount of ordinary income dividends received from a REIT, subject to certain limitations. This 20% deduction does not apply to “qualified dividends".
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
A REIT generally is required to distribute at least 90% of its REIT taxable income to its shareholders. Our board of directors, in its sole discretion, will determine on a quarterly basis the amount of cash to be distributed to our shareholders based on a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, such as debt covenant restrictions that may impose limitations on cash payments and plans for future acquisitions and divestitures. Consequently, our distribution levels may fluctuate.
Certain of our business activities may be subject to corporate level income tax and foreign taxes, which would reduce our cash flows, and may have potential deferred and contingent tax liabilities.
We may be subject to certain federal, state, local and foreign taxes on our income and assets, taxes on any undistributed income, franchise, property and transfer taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm's length basis. Any of these taxes would decrease our earnings and our available cash.
Our TRS assets and operations will continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which those assets and operations are located.
We will also be subject to a federal corporate level tax at the highest regular corporate rate on the gain recognized from a sale of assets occurring during our first five years as a REIT, up to the amount of the built-in gain that existed on January 1, 2013, which is based on the fair market value of those assets in excess of our tax basis as of January 1, 2013. Furthermore, we will be subject to a federal corporate level tax at the highest regular corporate rate on the gain recognized from a sale of assets we acquired in connection with the 2017 CEC acquisition, up to the amount of the built-in gain that existed when the REIT acquired the assets, if a sale of such assets occurs during the applicable five-year period following the acquisition of the CEC assets by the REIT. Gain from a sale of an asset occurring after the specified period ends will not be subject to this corporate level tax. We currently do not expect to sell any asset if the sale would result in the imposition of a material tax liability. We cannot, however, assure you that we will not change our plans in this regard.
REIT ownership limitations may restrict or prevent you from engaging in certain transfers of our common stock.
In order to satisfy the requirements for REIT qualification, no more than 50% in value of all classes or series of our outstanding shares of stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year beginning with our 2014 taxable year. Under applicable constructive ownership rules, any shares of stock owned by certain affiliated owners generally would be added together for purposes of the common stock ownership limits, and any shares of a given class or series of preferred stock owned by certain affiliated owners generally would be added together for purposes of the ownership limit on such class or series. Our charter provides for ownership limitations that generally restrict shareholders from owning more than 9.8% of our outstanding shares.

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
The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial, or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. The U.S. federal income tax rules dealing with U.S. federal income taxation and REITs are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (the “Treasury”), which results in statutory changes as well as frequent revisions to regulations and interpretations. Additionally, legislative bills or proposals have been introduced from time to time with the aim of limiting or restricting the types of industries or companies that can qualify as a REIT. New legislation, Treasury regulations, administrative interpretations or court decisions implemented or adopted in the future could significantly and negatively affect our ability to maintain our qualification as a REIT or the U.S. federal income tax consequences to our investors and us of such qualification. We cannot predict how changes in the tax laws might affect our investors or us. Revisions in U.S. federal tax laws and interpretations thereof could significantly and negatively affect our ability to maintain our qualification as a REIT and the tax considerations relevant to an investment in us, or could cause us to change our investments and commitments. You are urged to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.

Risks Related to Our High Level of Indebtedness
Our level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt service obligations.
We have a significant amount of indebtedness. Our total consolidated indebtedness as of December 31, 2019 was approximately $2.4 billion, excluding non-recourse debt of $328.2 million and finance lease obligations of $4.6 million. As of December 31, 2019, we had $62.0 million outstanding in letters of credit and $520.7 million in borrowings outstanding under our revolver. Also, as of December 31, 2019, we had the ability to borrow $317.0 million under our revolver, after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under our senior credit facility with respect to the incurrence of additional indebtedness. At December 31, 2019, we also had approximately AUD 58 million in letters of credit outstanding under our Australian letter of credit facility in connection with certain performance guarantees related to the Ravenhall Prison Project. We also have the ability to increase our senior credit facility by an additional $450 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.
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

If we are unable to meet our debt service obligations, we may need to reduce capital expenditures, restructure or refinance our indebtedness, obtain additional equity financing or sell assets. The term loan under our senior credit facility matures in March 2024 and the revolver under our senior credit facility matures in May 2024. Additionally, our outstanding four series of senior notes mature in January 2022, April 2023, October 2024 and April 2026. During 2019, several financial institutions, including some of our lenders, announced that they will not be renewing existing agreements or entering into new agreements with companies that operate secure services facilities and centers pursuant to public-private partnerships. While we believe that we will continue to have access to the debt and capital markets on a cost-effective basis to support the growth and expansion of our high-quality services, such determinations by financial institutions may adversely impact our ability to repay, restructure or refinance our indebtedness, including by obtaining debt financing, equity financing or selling assets on satisfactory terms, or at all, or materially increase the cost of capital and as a result have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to incur additional indebtedness will be restricted by the terms of our senior credit facility, the indenture governing the 6.00% Senior Notes due 2026 ("6.00% Senior Notes"), the indenture governing the 5.125% Senior Notes due 2023 ("5.125% Senior Notes"), the indenture governing the 5.875% Senior Notes due 2022 and the indenture governing the 5.875% Senior Notes due 2024.
We are incurring significant indebtedness in connection with substantial ongoing capital expenditures. Capital expenditures for existing and future projects may materially strain our liquidity.

We currently have several active projects that we anticipate spending approximately $100 million on capital expenditures in 2020. Included in these projects is approximately $24 million of capital expenditures related to facility maintenance costs. We intend to finance these and future projects using our own funds, including cash on hand, cash flow from operations and borrowings under the revolver. In addition to these current estimated capital requirements for 2020, we are currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2020 could materially increase. As of December 31, 2019, we had the ability to borrow $317.0 million under the revolver after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under the senior credit facility. In addition, we have the ability to increase the senior credit facility by an additional $450 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions thereunder. While we believe we currently have adequate borrowing capacity under our senior credit facility to fund our operations and all of our committed capital expenditure projects, we may need additional borrowings or financing from other sources in order to complete potential capital expenditures related to new projects in the future. We cannot assure you that such borrowings or financing will be made available to us on satisfactory terms, or at all. In addition, the large capital commitments that these projects will require over the next 12-18 month period may materially strain our liquidity and our borrowing capacity for other purposes. Capital constraints caused by these projects may also cause us to have to entirely refinance our existing indebtedness or incur more indebtedness. Such financing may have terms less favorable than those we currently have in place, or not be available to us at all. In addition, the concurrent development of these and other large capital projects exposes us to material risks. For example, we may not complete some or all of the projects on time or on budget, which could cause us to absorb any losses associated with any delays.
Despite current indebtedness levels, we may still incur more indebtedness, which could further exacerbate the risks described above.

The terms of the indentures governing the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 and our senior credit facility restrict our ability to incur, but do not prohibit us from incurring, significant additional indebtedness in the future. As of December 31, 2019, we had the ability to borrow an additional $317.0 million under the revolver portion of our senior credit facility after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under the senior credit facility. We also would have the ability to increase the senior credit facility by an additional $450 million, subject to lender demand, prevailing market conditions and satisfying relevant borrowing conditions. Also, we may refinance all or a portion of our indebtedness, including borrowings under our senior credit facility, the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024. The terms of such refinancing may be less restrictive and permit us to incur more indebtedness than we can now. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face related to our significant level of indebtedness could intensify.
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
Borrowings under our senior credit facility bear interest at a variable rate using a spread over, at our election, either LIBOR or an alternative base rate. As a result, to the extent our exposure to increases in interest rates is not eliminated through interest rate protection agreements, such increases will result in higher debt service costs which will adversely affect our cash flows. We currently do not have interest rate protection agreements in place to protect against interest rate fluctuations on borrowings under our senior credit facility. As of December 31, 2019, we had $1,298.7 million of indebtedness outstanding under our senior credit facility, and a one percent increase in the interest rate applicable to our senior credit facility would increase our annual interest expense by approximately $13.0 million. In addition, an increase in market interest rates may lead holders of our common stock to demand a higher yield on their shares from distributions by us, which could adversely affect the market price of our common stock.

Additionally, on July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021 and it is unclear whether new methods of calculating LIBOR will be established. If LIBOR ceases to exist after 2021, our borrowings will bear interest at an alternative base rate plus a spread, and our ability to borrow in currencies other than U.S. dollars will be limited, in each case until such a time as a comparable or successor reference rate for LIBOR is approved by the administrative agent, or agreed to by the Company and the lenders under our senior credit facility. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated based on repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United States or elsewhere. To the extent these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.
We depend on distributions from our subsidiaries to make payments on our indebtedness. These distributions may not be made.
A substantial portion of our business is conducted by our subsidiaries. Therefore, our ability to meet our payment obligations on our indebtedness is substantially dependent on the earnings of certain of our subsidiaries and the payment of funds to us by our subsidiaries as dividends, loans, advances or other payments. Our subsidiaries are separate and distinct legal entities and, unless they expressly guarantee any indebtedness of ours, they are not obligated to make funds available for payment of our indebtedness in the form of loans, distributions or otherwise. Our subsidiaries’ ability to make any such loans, distributions or other payments to us will depend on their earnings, business results, the terms of their existing and any future indebtedness, tax considerations and legal or contractual restrictions to which they may be subject. If our subsidiaries do not make such payments to us, our ability to repay our indebtedness may be materially adversely affected. For the year ended December 31, 2019, our subsidiaries accounted for 62.9% of our consolidated revenues, and as of December 31, 2019, our subsidiaries accounted for 96.3% of our total assets.

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
Risks Related to Our Business and Services
From time to time, we may not have a management contract with a client to operate existing beds at a facility or new beds at a facility that we are expanding and we cannot assure you that such a contract will be obtained. Failure to obtain a management contract for these beds will subject us to carrying costs with no corresponding management revenue.
From time to time, we may not have a management contract with a customer to operate existing beds or new beds at facilities that we are currently in the process of renovating and expanding. While we will always strive to work diligently with a number of different customers for the use of these beds, we cannot assure you that a contract for the beds will be secured on a timely basis, or at all. While a facility or new beds at a facility are vacant, we incur carrying costs. In our Secure Services segment, we are currently marketing approximately 700 vacant beds with a net book value of approximately $12 million at one of our idle facilities to potential customers. In our GEO Care segment, we are currently marketing approximately 400 vacant beds with a net book value of approximately $9 million at one of our idle facilities to potential customers. The combined annual carrying cost of these idle facilities in 2020 is estimated to be $3.0 million, including depreciation expense of $1.0 million. Failure to secure a management contract for a facility or expansion project could have a material adverse impact on our financial condition, results of operations and/or cash flows. We review our facilities for impairment whenever events or changes in circumstances indicate the net book value of the facility may not be recoverable. Impairment charges taken on our facilities could require material charges to our results of operations. In addition, in order to secure a management contract for these beds, we may need to incur significant capital expenditures to renovate or further expand the facility to meet potential clients’ needs.

Negative conditions in the capital markets could prevent us from obtaining financing, which could materially harm our business.
Our ability to obtain additional financing is highly dependent on the conditions of the capital markets, among other things. The capital and credit markets have experienced significant periods of volatility and disruption since 2008. During this time period, the economic impacts observed have included a downturn in the equity and debt markets, the tightening of the credit markets, a general economic slowdown and other macroeconomic conditions, volatility in currency exchange rates and concerns over sovereign debt levels abroad and in the U.S. and concerns over the failure to adequately address the federal deficit and the debt ceiling. If those macroeconomic conditions continue or worsen in the future, we could be prevented from raising additional capital or obtaining additional financing on satisfactory terms, or at all. During 2019, several financial institutions, including some of our lenders, announced that they will not be renewing existing agreements or entering into new agreements with companies that operate secure services facilities and centers pursuant to public-private partnerships. Some of these same institutions have ceased their equity analyst coverage of our company. If we need, but cannot obtain, adequate capital as a result of negative conditions in the capital markets or otherwise, our business, results of operations and financial condition could be materially adversely affected. Additionally, such inability to obtain capital could prevent us from pursuing attractive business development opportunities, including new facility constructions or expansions of existing facilities, and business or asset acquisitions.
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
As of December 31, 2019, 38 of our facility management contracts may be subject to competitive re-bid in 2020. These contracts in the aggregate represented 11.3% and $412.0 million of our 2019 consolidated revenues. While we are pleased with our historical win rate on competitive re-bids and are committed to continuing to bid competitively on appropriate future competitive re-bid opportunities, we cannot in fact assure you that we will prevail in future re-bid situations. Also, we cannot assure you that any competitive re-bids we win will be on terms more favorable to us than those in existence with respect to the applicable expiring contract.

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

Our growth depends on our ability to secure contracts to develop and manage new secure facilities, processing centers and community based facilities and to secure contracts to provide electronic monitoring services, community-based reentry services and monitoring and supervision services, the demand for which is outside our control.
Our growth is primarily dependent upon our ability to obtain new contracts to develop and/or manage secure, processing, and community based facilities under public-private partnerships. Additionally, our growth is generally dependent upon our ability to obtain new contracts to offer electronic monitoring services, provide community-based reentry services and provide monitoring and supervision services. Demand for new public-private partnership facilities in our areas of operation may decrease and our potential for growth will depend on a number of factors we cannot control, including overall economic conditions, governmental and public acceptance of public-private partnerships, government budgetary constraints, and the number of facilities available for public-private partnerships.
In particular, the demand for our secure facility and processing center services, electronic monitoring services, community-based reentry services and monitoring and supervision services could be affected by changes in existing policies which adversely impact the need for and acceptance of public-private partnerships across the spectrum of services we provide. Various factors outside our control could adversely impact the growth of our GEO Care business, including government customer resistance to the public-private partnerships for residential community based facilities, and changes to Medicaid and similar reimbursement programs.
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
We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. Of our governmental partners, four customers, through multiple individual contracts, accounted for 55.6% and 49.7% of our consolidated revenues for the years ended December 31, 2019 and 2018, respectively. In addition, three federal governmental agencies with correctional and detention responsibilities, the Bureau of Prisons ("BOP"), ICE, and the U.S. Marshals Service, accounted for 51.2% and 49.2% of our total consolidated revenues for the years ended December 31, 2019 and 2018, respectively, through multiple individual contracts, with the BOP accounting for 11.9% and 12.1% of our total consolidated revenues for such years, ICE accounting for 28.6% and 23.9% of our total consolidated revenues for such years, and the U.S. Marshals Service accounting for 11.3% and 11.1% of our total consolidated revenues for such years. However, no individual contract with these clients accounted for more than 10.0% of our total consolidated revenues for such years. Government agencies from the State of Florida accounted for approximately 5% of our total consolidated revenues for each of the years ended December 31, 2019 and 2018 through multiple individual contracts.
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

Our governmental customers may also from time to time adopt, implement or modify certain policies or directives that may adversely affect our business. Our federal, state or local governmental partners may in the future choose to undertake a review of their utilization of public-private partnerships, or may cancel or decide not to renew our existing contracts with them. For example, during the fourth quarter of 2019, the State of California enacted legislation that became effective on January 1, 2020 aimed at phasing out public-private partnership contracts for the operation of secure facilities within California and facilities outside of the State of California housing State of California inmates. As of December 31, 2019, the State of California was among our top 10 customers relating to our owned and leased facilities. Additionally, we have public-private partnership contracts in place with U.S. Immigration and Customs Enforcement, the Federal Bureau of Prisons and the U.S. Marshals Service relating to facilities located in California. As we previously disclosed, our contract for our Central Valley facility was discontinued by the State of California at the end of September 2019, and we expect our two other California secure facility contracts to expire on March 1 for the Desert View Facility and May 1 for the Golden State Facility. During the fourth quarter of 2019, we signed two 15-year contracts with the U.S. Immigration and Customs Enforcement for five company-owned facilities in California totaling 4,490 beds and a managed-only contract with the U.S. Marshals Service for the government-owned, 512-bed El Centro Service Processing Center in California. Although these contracts were entered into prior to January 1, 2020, we cannot assure you that there will not be public resistance to the implementation of these contracts, including litigation which may result in increased legal fees and costs. Additionally, we and the U.S. Department of Justice have filed separate legal actions challenging the constitutionality of the attempted ban on new federal contracts entered into after the effective date of the California law. We cannot assure you that we will be successful in challenging the constitutionality of the attempted ban on new federal contracts, obtaining a conclusion to such litigation on a prompt basis, and managing efficiently the costs to be incurred by us and the use of management time and resources on such litigation. The State of Washington is considering proposing the adoption of a similar law to the California law.

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
State budgets continue their slow to moderate recovery. According to the National Conference of State Legislatures, the outlook for state budgets is stable. Revenue performance is positive, and expenditure overruns are relatively modest. Overall, most state officials anticipate a slow and steady improvement in state finances. As of December 31, 2019, GEO had state clients: Florida, Georgia, Arkansas, Louisiana, Colorado, Virginia, Indiana, Kentucky, Illinois, Oklahoma, New Jersey, South Carolina, New Mexico, Arizona, Pennsylvania, Texas and California. If state budgetary conditions deteriorate, our 17 state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts with those customers on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. In addition, budgetary constraints in states that are not our current customers could prevent those states from using public-private partnerships for secure facilities, processing centers or community based service opportunities that we otherwise could have pursued.

Competition for contracts may adversely affect the profitability of our business.
We compete with government entities and other public-private partnership operators on the basis of cost, bed availability, location of facility, quality and range of services offered, experience in managing facilities, and reputation of management and personnel. Barriers to entering the market for the management of secure and processing facilities and the provision of community reentry programs may not be sufficient to limit additional competition in our industry. In addition, some of our government customers may assume the management of a facility currently managed by us upon the termination of the corresponding management contract or, if such customers have capacity at the facilities which they operate, they may choose to use less capacity at our facilities. Since we are paid on a per diem basis based on actual occupancy under some of our contracts, a decrease in occupancy could cause a decrease in both our revenues and our profitability.

We are dependent on government appropriations, which may not be made on a timely basis or at all and may be adversely impacted by budgetary constraints at the federal, state, local and foreign government levels.
Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the contracting governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have a material adverse effect on our cash flow and financial condition, which may make it difficult to satisfy our payment obligations on our indebtedness, including the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022, the 5.875% Senior Notes due 2024 and the senior credit facility, in a timely manner. In addition, as a result of, among other things, recent economic developments, domestically, federal, state and local governments have encountered, and may continue to encounter, unusual budgetary constraints. As a result, a number of state and local governments may be under pressure to control additional spending or reduce current levels of spending which could limit or eliminate appropriations for the facilities that we operate. Additionally, as a result of these factors, we may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. Budgetary limitations may also make it more difficult for us to renew our existing contracts on favorable terms or at all. Further, a number of states and foreign governments in which we operate may experience budget constraints for fiscal year 2020. We cannot assure you that these constraints would not result in reductions in per diems, delays in payment for services rendered or unilateral termination of contracts.
Public resistance to the use of public-private partnerships for secure facilities, processing centers and community reentry centers could result in our inability to obtain new contracts or the loss of existing contracts, impact our ability to obtain or refinance debt financing or enter into commercial arrangements, which could have a material adverse effect on our business, financial condition, results of operations and the market price of our securities.
The management and operation of secure facilities, processing centers and community reentry centers under public-private partnerships has not achieved complete acceptance by either government agencies or the public. Some governmental agencies have limitations on their ability to delegate their traditional management responsibilities for such facilities and centers to private sector companies or they may be instructed by a governmental agency or authority overseeing them to reduce their utilization or scope of public-private partnerships or undertake additional reviews of their public-private partnerships. Any report prepared by or requested by a governmental agency or public official, investigation or inquiry, public statement by any governmental agency or public official, policy or legislative change, or other similar occurrence or action, that seeks to, or purports to, prohibit, eliminate, or otherwise restrict or limit in any way, the federal government's (or any state or local government's) ability to contract with private sector companies for the operation of these facilities and centers, could adversely impact our ability to maintain or renew existing contracts or to obtain new contracts. For example, recently California enacted legislation aimed at phasing out public-private partnership contracts for the operation of secure facilities within California and facilities outside of the state of California housing state of California inmates. As of December 31, 2019, the State of California is among our top 10 customers. Additionally, we have public-private partnership contracts in place with U.S. Immigration and Customs Enforcement, the Federal Bureau of Prisons and the U.S. Marshals Service relating to facilities located in California. Currently, the State of Washington is considering proposing the adoption of a similar law to the California law.
In addition, the movement toward using public-private partnerships for such facilities and centers has encountered resistance from groups which believe that such facilities and centers should only be operated by governmental agencies. For example, several financial institutions, including some of our lenders, announced during 2019 that they will not be renewing existing agreements or entering into new agreements with companies that operate such facilities and centers pursuant to public-private partnerships. Some of these same institutions have ceased their equity analyst coverage of our company. Proposed and future legislation could indirectly impose additional financial restrictions with respect to our business. As an example, New York State Senate Bill S5433A that passed the state senate in February 2020 and is currently in front of the Assembly Banks Committee prohibits New York state chartered banking institutions from investing in and providing financing for privately operated secure facilities. If this bill is ultimately signed into law by the New York governor, certain banks may be restricted from conducting financing activities with us and the secure services sector generally. This bill or any similar bills, regulations and laws that may be proposed in the future may be subject to legal actions and the resolution of such legal actions may take several years, making it difficult to anticipate the overall financial impact on us, our business, financial condition or results of operations. While we believe we will continue to have access to the capital and debt markets on a cost-effective basis to support the growth and expansion of our high-quality services, if other financial institutions or third parties that currently provide us with financing or that we do business with decide in the future to cease providing us with financing or doing business with us, such determinations could have a material adverse effect on our business, financial condition and results of operations.
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
As a result of the acquisition of Cornell Companies, Inc. (the "Cornell Acquisition") in 2010, we re-entered the market of operating youth services facilities. Operating youth services facilities may pose increased operational risks and difficulties that may result in increased litigation, higher personnel costs, higher levels of turnover of personnel and reduced profitability. Examples of the increased operational risks and difficulties involved in operating youth services facilities include, mandated client to staff ratios as high as 1:6, elevated reporting and audit requirements, a reduced number of management options to use with individuals in our care and multiple funding sources as opposed to a single source payer. Additionally, youth services contracts related to educational services may provide for annual collection several months after a school year is completed. This may pose a risk that we will not be able to collect the full amount owed thereby reducing our profitability and/or cash flows, or it may adversely impact our annual budgeting process due to the lag time between providing the educational services required under a contract and collecting the amount owed to us for such services.
Adverse publicity may negatively impact our ability to retain existing contracts and obtain new contracts.
Any negative publicity about an escape, riot, other disturbance, death or injury of a detainee, or perceived conditions and access to health care and other services at a facility, including any work program at a facility, under a public-private partnership, any failures experienced by our electronic monitoring services and any negative publicity about a crime or disturbance occurring during a failure of service or the loss or unauthorized access to any of the data we maintain in the course of providing our services may result in publicity adverse to us and public-private partnerships in general. Any of these occurrences or continued trends may make it more difficult for us to renew existing contracts or to obtain new contracts or could result in the termination of an existing contract or the closure of one or more of our facilities, which could have a material adverse effect on our business. Such negative events may also result in a significant increase in our liability insurance costs.

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
The sector in which we operate is subject to extensive federal, state and local regulation, including educational, environmental, health care and safety laws, rules and regulations, which are administered by many regulatory authorities. Some of the regulations are unique to the sector, and the combination of regulations affects all areas of our operations. Corrections officers and juvenile care workers are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and are subject to background investigations. Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with businesses owned by members of minority groups. We may not always successfully comply with these and other regulations to which we are subject and failure to comply can result in material penalties or the non-renewal or termination of facility management contracts. In addition, changes in existing regulations could require us to substantially modify the manner in which we conduct our business and, therefore, could have a material adverse effect on us.
In addition, public-private partnerships are increasingly subject to government legislation and regulation attempting to restrict the ability of private sector companies to operate facilities housing certain classifications of individuals, such as individuals from other jurisdictions or individuals at higher security levels. Legislation has been enacted in several states, and has previously been proposed in the United States House of Representatives, containing such restrictions.
Governmental agencies may investigate and audit our contracts and, if any improprieties are found, we may be required to refund amounts we have received, to forego anticipated revenues and we may be subject to penalties and sanctions, including prohibitions on our bidding in response to RFPs from governmental agencies to manage secure facilities. Governmental agencies we contract with have the authority to audit and investigate our contracts with them. As part of that process, governmental agencies may review our performance of the contract, our pricing practices, our cost structure and our compliance with applicable laws, regulations and standards. For contracts that actually or effectively provide for certain reimbursement of expenses, if an agency determines that we have improperly allocated costs to a specific contract, we may not be reimbursed for those costs, and we could be required to refund the amount of any such costs that have been reimbursed. If we are found to have engaged in improper or illegal activities, including under the United States False Claims Act, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with certain governmental entities. An adverse determination in an action alleging improper or illegal activities by us could also adversely impact our ability to bid in response to RFPs in one or more jurisdictions.
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
We may face community opposition to facility locations, which may adversely affect our ability to obtain new contracts.
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
The nature of our services exposes us to various types of third-party legal claims, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by individuals within our care, medical malpractice claims, claims relating to the federal Trafficking and Victims Protection Act, product liability claims, intellectual property infringement claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with our facilities, programs, electronic monitoring products, personnel or prisoners, including damages arising from an inmate's escape or from a disturbance or riot at a facility. In addition, our management contracts generally require us to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. We maintain insurance coverage for these general types of claims, except for claims relating to employment matters, for which we carry no insurance. However, we generally have high deductible payment requirements on our primary insurance policies, including our general liability insurance, and there are also varying limits on the maximum amount of our overall coverage. As a result, the insurance we maintain to cover the various liabilities to which we are exposed may not be adequate. Any losses relating to matters for which we are either uninsured or for which we do not have adequate insurance could have a material adverse effect on our business, financial condition or results of operations. In addition, any losses relating to employment matters could have a material adverse effect on our business, financial condition or results of operations. To the extent the events serving as a basis for any potential claims are alleged or determined to constitute illegal or criminal activity, we could also be subject to criminal liability. Such liability could result in significant monetary fines and could affect our ability to bid on future contracts and retain our existing contracts.
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
Natural disasters, pandemic outbreaks, global political events and other serious catastrophic events could disrupt operations and otherwise materially adversely affect our business and financial condition.

As an owner and operator of secure facilities, processing centers and community reentry centers with operations in many states throughout the United States and multiple foreign countries, we are subject to numerous risks outside of our control, including risks arising from natural disasters, pandemic outbreaks and other global health emergencies or disruptive global political events, including terrorist activity and war, or similar disruptions that could materially adversely affect our business and financial performance. Such occurrences can result in destruction or damage to our secure facilities, processing centers and community reentry centers and our information systems, disruption of our operations, require the evacuation of detainees or our personnel, and require the adoption of specific health protocols or treatments to safeguard the health of our detainees or personnel. Although it is not possible to predict such events or their consequences, these events could materially adversely affect our reputation, business and financial condition.

Our international operations expose us to risks which could materially adversely affect our financial condition and results of operations.
For the year ended December 31, 2019, our international operations accounted for approximately 11% of our consolidated revenues from operations. We face risks associated with our operations outside the United States. These risks include, among others, political and economic instability, exchange rate fluctuations, taxes, duties and the laws or regulations in those foreign jurisdictions in which we operate. In the event that we experience any difficulties arising from our operations in foreign markets, our business, financial condition and results of operations may be materially adversely affected.
We conduct certain of our operations through joint ventures or consortiums, which may lead to disagreements with our joint venture partners or business partners and adversely affect our interest in the joint ventures or consortiums.
We conduct our operations in South Africa through our consolidated joint venture, SACM, and through our 50% owned and unconsolidated joint venture South African Custodial Services Pty. Limited, referred to as SACS. We conduct our prisoner escort and related custody services in the United Kingdom through our 50% owned and unconsolidated joint venture in GEO Amey PECS Limited, which we refer to as GEOAmey. We may enter into additional joint ventures in the future. Although we have the majority vote in our consolidated joint venture, SACM, through our ownership of 62.5% of the voting shares, we share equal voting control on all significant matters to come before SACS. We also share equal voting control on all significant matters to come before GEOAmey. We are conducting certain operations in Victoria, Australia through a consortium comprised of our wholly owned subsidiary, GEO Australia, John Holland Construction Forensic Care and Honeywell. The consortium developed and is managing a 1,300 bed facility in Ravenhall, a location near Melbourne, Australia which was completed in November 2017. These joint venture partners, as well as any future partners, may have interests that are different from ours which may result in conflicting views as to the conduct of the business of the joint venture or consortium. In the event that we have a disagreement with a joint venture partner or consortium business partner as to the resolution of a particular issue to come before the joint venture or consortium, or as to the management or conduct of the business of the joint venture or consortium in general, we may not be able to resolve such disagreement in our favor and such disagreement could have a material adverse effect on our interest in the joint venture or consortium or the business of the joint venture or consortium in general.
We are dependent upon our senior management and our ability to attract and retain sufficient qualified personnel.
We are dependent upon the continued service of each member of our senior management team, including George C. Zoley, Ph.D., our Chairman and Chief Executive Officer, Brian R. Evans, our Chief Financial Officer, Ann Schlarb, our Senior Vice President and President, GEO Care, David Venturella, our Senior Vice President, Business Development and also our other executive officers at the Vice President level and above. The unexpected loss of Dr. Zoley, Mr. Evans or any other key member of our senior management team could materially adversely affect our business, financial condition or results of operations.
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
Our ownership of secure and processing facilities subjects us to risks typically associated with investments in real estate. Investments in real estate, and in particular, secure and processing facilities, are relatively illiquid and, therefore, our ability to divest ourselves of one or more of our facilities promptly in response to changed conditions is limited. Investments in secure and processing facilities, in particular, subject us to risks involving potential exposure to environmental liability and uninsured loss. Our operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation. In addition, although we maintain insurance for many types of losses, there are certain types of losses, such as losses from hurricanes, earthquakes, riots and acts of terrorism, which may be either uninsurable or for which it may not be economically feasible to obtain insurance coverage, in light of the substantial costs associated with such insurance. As a result, we could lose both our capital invested in, and anticipated profits from, one or more of the facilities we own. Further, even if we have insurance for a particular loss, we may experience losses that may exceed the limits of our coverage.
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
At December 31, 2019, approximately 33% of our workforce was covered by collective bargaining agreements and, as of such date, collective bargaining agreements with approximately 7% of our employees were set to expire in less than one year. While only approximately 33% of our workforce schedule is covered by collective bargaining agreements, increases in organizational activity or any future work stoppages could have a material adverse effect on our business, financial condition, or results of operations.
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

Governmental customers use electronic monitoring products and services to monitor low risk offenders as a way to help reduce overcrowding in secure facilities, as a monitoring tool, and to promote public safety by imposing restrictions on movement and serving as a deterrent for alcohol usage. If the level of acceptance of or resistance to the use of electronic monitoring products and services by governmental customers were to change over time in a negative manner so that governmental customers decide to decrease their usage levels and contracting for electronic monitoring products and services, this could have a material adverse effect on our business, financial condition and results of operations.

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
We pursue select acquisitions that meet our criteria for growth and profitability when market opportunities arise. The pursuit of acquisitions may pose certain risks to us. We may not be able to identify acquisition candidates that fit our criteria for growth and profitability. Even if we are able to identify such candidates, we may not be able to acquire them on terms satisfactory to us. We will incur expenses and dedicate attention and resources associated with the review of acquisition opportunities, whether or not we consummate such acquisitions.

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
We have a substantial amount of goodwill and other intangible assets resulting from business acquisitions. As of December 31, 2019, we had $986.4 million of goodwill and other intangible assets. At least annually, or whenever events or changes in circumstances indicate a potential impairment in the carrying value as defined by Generally Accepted Accounting Principles in the United States of America, or U.S. GAAP, we will evaluate this goodwill for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Estimated fair values could change if there are changes in our capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. Impairments of goodwill or other intangible assets could require material non-cash charges to our results of operations.

We are subject to risks related to corporate social responsibility.

The consideration of ESG factors in making investment and voting decisions is relatively new, and frameworks and methods used by investors for assessing ESG policies are not fully developed and vary considerably among the investment community.  In September of 2019, we issued our first Human Rights and ESG report. The Human Rights and ESG report builds on the important milestone we achieved in 2013 when our Board adopted a Global Human Rights Policy by providing disclosures related to how we inform our employees of our commitment to respecting human rights; the criteria we use to assess human rights performance; and our contract compliance program, remedies to shortcomings in human rights performance, and independent verification of our performance by third party organizations. The Human Rights and ESG report also addresses criteria, based on recognized ESG reporting standards, related to the development of our employees; our efforts to advance environmental sustainability in the construction and operation of our facilities; and our adherence to ethical governance practices throughout our company. These policies and practices, whether it be the standards we set for ourselves or ESG criteria established by third parties, and whether or not we meet such standards, may influence our reputation.  For example, the perception held by our governmental partners, vendors, suppliers, shareholders, other stakeholders, the communities in which we do business or the general public may depend, in part, on the standards we have chosen to aspire to meet, whether or not we meet these standards on a timely basis or at all, and whether or not we meet external ESG factors they deem relevant. The subjective nature and wide variety of frameworks and methods used by various stakeholders, including investors, to assess a company with respect to ESG criteria can result in the application or perception of negative ESG factors or a misrepresentation of our ESG policies and practices. Our failure to achieve progress on our human rights and ESG policies and practices on a timely basis, or at all, or to meet human rights or ESG criteria set by third parties, could adversely affect our business, financial condition and results of operations.

By electing to publicly share our Human Rights and ESG report, our business may face increased scrutiny related to our human rights and ESG activities. As a result, our reputation could be adversely impacted if we fail to act responsibly in the areas in which we report, such as human rights, the development of our workforce, safety and security, addressing recidivism, engaging with our stakeholders, ethics and governance, oversight and contract compliance, energy and environmental sustainability and financial management and performance. Any harm to our reputation resulting from setting these standards or our failure or perceived failure to meet such standards could impact: the willingness of our governmental partners, vendors and suppliers to do business with us or the quality of our relationships with our governmental partners, vendors and suppliers; our ability to access capital in the debt or equity markets; our investors willingness or ability to purchase or hold our securities; and employee retention and the quality of relations with our employees, any of which could adversely affect our business, financial condition and results of operations.

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

Other factors that could affect the market price of our common stock include the following:

•actual or anticipated variations in our quarterly results of operations;

•changes in market valuations of companies in our industry;

•changes in expectations of future financial performance or changes in estimates of securities analysts;

•fluctuations in stock market prices and volumes;

•issuances of common stock or other securities in the future;

•the addition or departure of key personnel;

•announcements by us or our competitors of acquisitions, investments or strategic alliances; and

•changes in the prospects of public-private partnerships in the secure services sector.

Future sales of shares of our common stock could adversely affect the market price of our common stock and may be dilutive to current shareholders.

Sales of shares of our common stock, or the perception that such sales could occur, could adversely affect the price for our common stock. As of December 31, 2019, there were 187,500,000 shares of common stock authorized under our Articles of Incorporation, of which 121,225,319 shares were outstanding. Our Board of Directors may authorize the issuance of additional authorized but unissued shares of our common stock or other authorized but unissued securities of ours at any time, including pursuant to equity incentive plans and stock purchase plans.

On October 20, 2017, we filed with the SEC an automatic shelf registration on Form S-3. Under this shelf registration, we may, from time to time, sell any combination of securities described in the prospectus in one or more offerings. Each time that we may sell securities, we will provide a prospectus supplement that will contain specific information about the terms of that offering and the securities being offered. On November 9, 2017, in connection with the shelf registration, we filed with the SEC a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $150 million through sales agents. Sales of shares of our common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the years ended December 31, 2019 or 2018.

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
We are a Florida corporation and the anti-takeover provisions of Florida law impose various impediments to the ability of a third party to acquire control of our company, even if a change of control would be beneficial to our shareholders. In addition, provisions of our articles of incorporation may make an acquisition of our company more difficult. Our articles of incorporation authorize the issuance by our Board of Directors of “blank check” preferred stock without shareholder approval. Such shares of preferred stock could be given voting rights, dividend rights, liquidation rights or other similar rights superior to those of our common stock, making a takeover of our company more difficult and expensive. In addition to discouraging takeovers, the anti-takeover provisions of Florida law and our articles of incorporation may have the impact of reducing the market value of our common stock.
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
The Company owns and leases its corporate offices, which are both located in Boca Raton, Florida. The Company purchased land in Boca Raton, Florida to construct a new corporate office building which was completed in the first quarter of 2019. The Company's lease on its additional corporate office space expires in December 2028 and has two 5-year renewal options which if exercised will result in a maximum term ending in December 2038. In addition, we lease office space for our eastern regional office in Charlotte, North Carolina; our central regional office in San Antonio, Texas; our western regional office in Los Angeles, California; and our youth services division in Pittsburgh, Pennsylvania. As a result of the BI acquisition in February 2011 and the Protocol acquisition in February 2014, we are also currently leasing office space in Boulder, Colorado and Aurora, Illinois, respectively. We also lease office space in Sydney and Melbourne, Australia, and in Sandton, South Africa, through our overseas affiliates to support our Australian, and South African operations, respectively. We consider our office space adequate for our current operations.

See the Facilities and Day Reporting Centers listing under Item 1 for a list of the correctional, detention and reentry properties we own or lease in connection with our operations.

Item 3.	Legal Proceedings

The information required herein is incorporated by reference from Note 18 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the New York Stock Exchange under the symbol “GEO.” As of February 21, 2020, we had 685 shareholders of record. Shareholders of record does not include shareholders who own shares held in "street name."

Dividends
As a REIT, GEO is required to distribute annually at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain) and began paying regular quarterly REIT dividends in 2013. The amount, timing and frequency of future dividends, however, will be at the sole discretion of GEO's Board of Directors (the "Board”) and will be declared based upon various factors, many of which are beyond GEO's control, including, GEO's financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income taxes that GEO otherwise would be required to pay, limitations on distributions in GEO's existing and future debt instruments, limitations on GEO's ability to fund distributions using cash generated through GEO's TRSs and other factors that GEO's Board may deem relevant.

Performance Graph
The following performance graph compares the performance of our common stock to the Russell 2000, the S&P 500 Commercial Services and Supplies Index, and the MSCI U.S. REIT Index and is provided in accordance with Item 201(e) of Regulation S-K.
Comparison of Five-Year Cumulative Total Return*
The GEO Group, Inc., Russell 2000,
S&P 500 Commercial Services and Supplies Index
and MSCI U.S. REIT Index
(Performance through December 31, 2019)

Date	The GEO Group, Inc.	Russell 2000	S&P 500 Commercial Services and Supplies	MSCI U.S. REIT Index
December 31, 2014	$100.00	$100.00	$100.00	$100.00
December 31, 2015	$76.99	$94.29	$97.91	$98.49
December 31, 2016	$104.75	$112.65	$110.21	$102.65
December 31, 2017	$110.07	$127.46	$120.61	$103.53
December 31, 2018	$99.78	$111.94	$116.88	$94.59
December 31, 2019	$92.99	$138.50	$160.35	$114.40
Assumes $100 invested on December 31, 2014 in our common stock and the respective Index.

*	Total return assumes reinvestment of dividends.

Item 6.	Selected Financial Data

The following table sets forth historical financial data as of and for each of the five years in the period ended December 31, 2019. The selected consolidated financial data should be read in conjunction with our "Management Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes to the consolidated financial statements (in thousands, except per share and operational data). Outstanding share and per-share amounts disclosed for all periods presented have been retroactively adjusted to reflect the effects of our 3-for-2 stock split in 2017.

Year Ended:	2019	2018	2017	2016	2015
Results of Continuing Operations:
Revenues	$2,477,922	$2,331,386	$2,263,420	$2,179,490	$1,843,307
Operating income	300,413	264,665	248,285	265,584	235,729
Net income	$166,412	$144,827	$146,024	$148,498	$139,315
Income per common share attributable to The GEO Group, Inc.:
Basic:	$1.40	$1.21	$1.22	$1.34	$1.26
Diluted:	$1.40	$1.20	$1.21	$1.33	$1.25
Weighted Average Shares Outstanding:
Basic	119,097	120,241	120,095	111,065	110,544
Diluted	119,311	120,747	120,814	111,485	110,993
Cash Dividends per Common Share:
Cash Dividends	$1.92	$1.88	$1.88	$1.73	$1.67
Financial Condition:
Current assets	$547,778	$601,762	$579,709	$697,669	$438,346
Current liabilities	395,928	705,238	369,563	504,058	278,624
Total assets	4,317,534	4,258,118	4,226,908	3,749,409	3,462,227
Long-term debt, including current portion (excluding non-recourse debt and capital leases and unamortized debt issuance costs)	2,436,039	2,429,312	2,217,287	1,957,530	1,878,870
Total Shareholders’ equity	$996,048	$1,039,904	$1,198,919	$974,957	$1,006,837
Operational Data:
Facilities in operation	129	135	141	104	104
Operational capacity of contracts (1)	92,156	88,567	88,272	83,599	83,878
Compensated mandays (2)	28,757,412	28,350,591	27,321,685	24,843,516	23,841,256
(1) Represents the number of beds primarily from secure services facilities and excludes idle facilities and beds under development.

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

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and are incorporated herein by reference.

We are a real estate investment trust specializing in the ownership, leasing and management of secure, reentry facilities and processing centers and the provision of community-based services and youth services in the United States, Australia, South Africa, and the United Kingdom. We own, lease and operate a broad range of secure facilities including maximum, medium and minimum security facilities, processing centers, and community-based reentry facilities. We offer counseling, education and/or treatment for alcohol and drug abuse problems at most of the domestic facilities we manage. We are also a provider of innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. Additionally, we have a contract with ICE to provide supervision and reporting services designed to improve the participation of non-detained aliens in the immigration court system. We develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency. We also provide secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through our joint venture GEOAmey.
As of December 31, 2019, our worldwide operations included the management and/or ownership of approximately 95,000 beds at 129 correctional, detention and reentry facilities, including idle facilities and projects under development and also included the provision of servicing more than 210,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

For the years ended December 31, 2019 and 2018, we had consolidated revenues of $2.5 billion and $2.3 billion, respectively, and we maintained an average company wide facility occupancy rate of 92.4% including 92,156 active beds and excluding 4,068 idle beds for the year ended December 31, 2019, and 92.7% including 88,567 active beds and excluding 7,068 idle beds and beds under development for the year ended December 31, 2018.
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

As a REIT, we are required to distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain) and we began paying regular distributions in 2013. We declared and paid the following regular REIT distributions to our shareholders for the years ended December 31, 2019 and 2018 which were treated for federal income taxes as follows:

				Ordinary Dividends
Declaration Date	Payment Date	Record Date	Distribution Per Share	Qualified (1)	Non-Qualified	Nondividend Distributions (2)	Aggregate Payment Amount (millions)
February 5, 2018	February 27, 2018	February 16, 2018	$0.47	$0.0461171	$0.2090220	$0.2148609	$58.3
April 11, 2018	May 3, 2018	April 23, 2018	$0.47	$0.0461171	$0.2090220	$0.2148609	$57.4
July 10, 2018	July 27, 2018	July 20, 2018	$0.47	$0.0461171	$0.2090220	$0.2148609	$57.2
October 15, 2018	November 2, 2018	October 26, 2018	$0.47	$0.0461171	$0.2090220	$0.2148609	$57.2
February 4, 2019	February 22, 2019	February 15, 2019	$0.48	$—	$0.2759699	$0.2040301	$57.9
April 3, 2019	April 22, 2019	April 15, 2019	$0.48	$—	$0.2759699	$0.2040301	$58.2
July 9, 2019	July 26, 2019	July 19, 2019	$0.48	$—	$0.2759699	$0.2040301	$58.2
October 14, 2019	November 1, 2019	October 25, 2019	$0.48	$—	$0.2759699	$0.2040301	$58.2

(1) For 2019, there are no Qualified Dividends. Qualified Dividends represents the portion of Total Ordinary Dividends which constitutes a "Qualified Dividend", as defined by the Internal Revenue Service.
(2) The amount constitutes a "Return of Capital", as defined by the Internal Revenue Service.

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
Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers" using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. The adoption of this standard did not result in a significant change to our historical revenue recognition policies and there were no significant adjustments that required a cumulative adjustment to retained earnings upon transition.

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

When a contract includes variable consideration, we determine an estimate of the variable consideration and evaluate whether the estimate needs to be constrained; therefore, we include the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration estimates are updated at each reporting date. A limited number of our domestic contracts have provisions upon which a small portion of the revenue for the contract is based on the performance of certain targets. Domestically, revenue based on the performance of certain targets is less than 1% of our consolidated domestic revenues and was not significant during the periods presented. One of our international contracts, related to our Ravenhall correctional facility project (discussed further below), contains a provision where a significant portion of the revenue for the contract is based on the performance of certain targets. These performance targets are based on specific criteria to be met over specific periods of time. Such criteria includes our ability to achieve certain contractual benchmarks relative to the quality of service we provide, non-occurrence of certain disruptive events, effectiveness of our quality control programs and our responsiveness to customer requirements. The performance of these targets are measured quarterly and there was no significant constraint on the estimate of such variable consideration for this contract during the year ended December 31, 2019 or 2018.

We do not disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which we have the right to invoice for services performed, which is generally the case for all of our contracts. Incidental items that are immaterial in the context of the contract are recognized as expense. We generally do not incur incremental costs related to obtaining a contract with our customers that would meet the requirement for capitalization. There were no assets recognized from costs to obtain a contract with a customer at December 31, 2019 or 2018.

The timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when services are performed which are due from our customers based on the passage of time. We record a contract liability if consideration is received in advance of the performance of services. Generally, our customers do not provide payment in advance of the performance of services. Therefore, any contract liability is not significant at December 31, 2019 or December 31, 2018 and revenue recognized during the years ended December 31, 2019 and 2018 that was included in the opening balance of unearned revenue was not significant. There have been no significant amounts of revenue recorded in the periods presented from performance obligations either wholly or partially satisfied in prior periods.

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

Owned and Leased - Secure Services

We recognize revenue for secure services where we own or lease the facility as services are performed. We provide for the safe and secure housing and care of incarcerated individuals under public-private partnerships with federal, state and local government agencies. This includes providing 24-hour care and supervision, including but not limited to, such services as medical, transportation, food service, laundry services and various programming activities. These tasks are considered to be activities to fulfill the safe and secure housing performance obligation and are not considered to be individually separate promises in the contract. Each of these activities is highly interrelated and we perform a significant level of integration of these activities. We have identified these activities as a bundle of services and determined that each day of the promised service is distinct. The services provided are part of a series of distinct services that are substantially the same and are measured using the same measure of progress (time-based output method). We have determined that revenue for these services are recognized over time as our customers simultaneously receive and consume the benefits as the services are performed, which is on a continual daily basis, and we have a right to payment for performance completed to date. Time-based output methods of revenue recognition are considered to be a faithful depiction of our efforts to fulfill our obligations under our contracts and therefore reflect the transfer of services to our customers. Our customers generally pay for these services based on a net rate per day per individual or on a fixed monthly rate.

Owned and Leased - Community-based

We recognize revenue for community-based reentry services where we own or lease the facility in a manner similar to our secure services discussed above. We provide individuals nearing the end of their sentence with the resources necessary to productively transition back into society. Through our residential reentry centers, we provide federal and state parolees and probationers with temporary housing, rehabilitation, substance abuse counseling and vocational and educational programs. These activities are considered to be a bundle of services which are a part of a series of distinct services recognized over time based on the same criteria as discussed above for secure services revenues. Our customers also generally pay for these services based on a net rate per day per individual or on a fixed monthly rate.

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

Managed Only

We recognize revenue for our managed only contracts in the same manner as our Owned and Leased Secure Services and Owned and Leased Community-based contracts as discussed above. The primary exception is that we do not own or lease the facility. The facility is owned by the customer. In certain circumstances, our customers may request that we make certain capital improvements to the facility or make other payments related to the facility. These payments are amortized as a reduction of revenues over the life of the contract. Our customers generally pay for these services based on a net rate per day per individual or a fixed monthly rate.

Facility Construction and Design

Facility Construction and Design revenues during the year ended December 31, 2017 consisted of one contract with the Department of Justice in the State of Victoria (the “State”) for the development and operation of a new 1,300-bed secure facility (the “Facility”) in Ravenhall, a locality near Melbourne, Australia. The Facility was completed during the fourth quarter of 2017 and we are currently managing the Facility under a 25-year management contract. There were no facility construction and design revenues related to the facility during the years ended December 31, 2019 or 2018. Our promise to design and construct the Facility was considered to be a separate and distinct performance obligation from the management obligation which includes the safe and secure housing, care and programming activities for incarcerated individuals similar to the secure services discussed above. For the obligation to manage the Facility, we have determined that revenue should be recorded over time using a time-based output method based on the same criteria as discussed above for correction and detention services. Fees included and priced in the contract for managing the Facility are considered to be stated at their individual estimated stand-alone selling prices using the adjusted market assessment approach. These services are regularly provided by us on a stand-alone basis to similar customers within a similar range of amounts. We used the expected cost plus margin approach to allocate the transaction price to the construction obligation. We were entitled under the contract to receive consideration in the amount of our costs plus a margin.
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

We were the primary developer of the project and subcontracted with a bonded international design and build contractor to design and construct the Facility. As the primary contractor for the project, we determined that we were primarily responsible for fulfilling the promise to develop and provide the Facility to the State, including overall responsibility for the acceptability of the project in meeting the State's specifications. Therefore, we were considered to be a principal in the transaction and construction revenues and construction costs were recorded on a gross basis.

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

During 2018 and 2019, we had facility construction & design services related to an expansion project at our Fulham Correctional Centre in Australia which is expected to be completed in the third quarter of 2020. Revenues have been recorded under the same methodology as discussed above.

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
We currently maintain a general liability policy and excess liability policies with total limits of $80.0 million per occurrence and $100 million in the aggregate covering the operations of U.S. Secure Services, GEO Care's community-based services, GEO Care's youth services and BI. We have a claims-made liability insurance program with a specific loss limit of $35.0 million per occurrence and in the aggregate related to medical professional liability claims arising out of secure healthcare services. We are uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability, cybersecurity liability and automobile liability.
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
Of the insurance policies discussed above, our most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves are undiscounted and were $68.2 million and $70.9 million as of December 31, 2019 and 2018, respectively and are included in accrued expenses in the accompanying balance sheets. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially adversely impacted.
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

The U.S. Tax Cut and Jobs Act ("Tax Act") was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. Effective January 1, 2018, the Tax Act reduced the U.S. statutory corporate tax rate of our domestic TRSs from 35% to 21% and created new items of taxable income and taxes on certain foreign sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income and the base erosion and anti-abuse tax, respectively. In addition, in 2017 the Tax Act provided for a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax. While the Company has foreign operations, it has identified that there is no transition tax due. Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the Tax Act.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in its financial statements for the year ended December 31, 2017. As we collected and prepared necessary data, and interpreted any additional guidance issued by the U.S. Treasury Department, the IRS or other standard-setting bodies, we made adjustments over the course of the year to the provisional amounts, including refinements to deferred taxes. The accounting for the tax effects of the enactment of the Tax Act has been completed as of December 31, 2018.

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

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 50 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the assessment indicates that assets will be used for a longer or shorter period than previously anticipated, the useful lives of the assets are revised, resulting in a change in estimate. We have not made any changes in estimates during the years ended December 31, 2019, 2018 and 2017. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of company-owned secure facilities. Cost for self-constructed secure facilities includes direct materials and labor, capitalized interest and certain other indirect costs associated with construction of the facility, such as property taxes, other indirect labor and related benefits and payroll taxes. We begin capitalizing costs during the pre-construction phase, which is the period during which costs are incurred to evaluate the site, and continues until the facility is substantially complete and ready for occupancy. Labor costs capitalized for the years ended December 31, 2019, 2018 and 2017 were not significant. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.

Asset Impairments
We had property and equipment of $2.1 billion and $2.2 billion as of December 31, 2019 and 2018, respectively, including approximately 700 vacant beds with a net book value of approximately $12 million as of December 31, 2019 at one of our idle facilities in our Secure Services segment that we are currently marketing to potential customers. Also, in our GEO Care segment, we are currently marketing approximately 400 vacant beds with a net book value of approximately $9.0 million as of December 31, 2019 at one of our idle facilities to potential customers.
We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur that might impair recovery of long-lived assets such as the termination of a management contract or a significant decrease in population. If impairment indicators are present, we perform a recoverability test to determine whether or not an impairment loss should be measured.
We test idle facilities for impairment upon notification that the facilities will no longer be utilized by the customer. If a long-lived asset is part of a group that includes other assets, the unit of accounting for the long-lived asset is its group. Generally, we group assets by facility for the purpose of considering whether any impairment exists. The estimates of recoverability are based on projected undiscounted cash flows associated with actual marketing efforts where available or, in other instances, projected undiscounted cash flows that are comparable to historical cash flows from management contracts at similar facilities and sensitivity analyses that consider reductions to such cash flows. Our sensitivity analyses include adjustments to projected cash flows compared to the historical cash flows due to current business conditions which impact per diem rates as well as labor and other operating costs, changes related to facility mission due to changes in prospective clients, and changes in projected capacity and occupancy rates. We also factor in prolonged periods of vacancies as well as the time and costs required to ramp up facility population once a contract is obtained. We perform the impairment analyses on an annual basis for each of the idle facilities and update each quarter for market developments for the potential utilization of each of the facilities in order to identify events that may cause us to reconsider the most recent assumptions. Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than used in our most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact our ability to house certain types of individuals at such facility. Further, a substantial increase in the number of available beds at other facilities that we own, or in the marketplace, could lead to deterioration in market conditions and projected cash flows. Although they are not frequently received, an unsolicited offer to purchase any of our idle facilities, at amounts that are less than their carrying value could also cause us to reconsider the assumptions used in the most recent impairment analysis. We have identified marketing prospects to utilize each of the remaining currently idled facilities and do not see any catalysts that would result in a current impairment. However, we can provide no assurance that we will be able to secure management contracts to utilize our idle facilities, or that we will not incur impairment charges in the future. In all cases, the projected undiscounted cash flows in our analysis as of December 31, 2019 substantially exceeded the carrying amounts of each facility.
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
Recent Accounting Pronouncements

The Company implemented the following accounting standards during the year ended December 31, 2019:
In October 2018, the FASB issued ASU No. 2018-16, "Derivatives and Hedging (Topic 815)". The purpose of this update is to include the Secured Overnight Financing Rate (SOFR) Overnight Index Swap Rate (OIS) as a benchmark interest rate for hedge accounting purposes. Because of concerns about the sustainability of LIBOR, the Federal Reserve Board and the Federal Reserve Bank of New York initiated an effort to introduce an alternative reference rate in the United States. The new standard became effective for the Company beginning January 1, 2019. The adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

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

In February 2016, the FASB issued ASU 2016-02, "Leases," which requires entities to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. For finance leases and operating leases, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term with each initially measured at the present value of the lease payments. The amendments in ASU 2016-02 became effective for the Company on January 1, 2019. The Company elected the package of transition expedients available for expired or existing lease contracts, which allowed it to carry forward its historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company also elected not to apply the recognition requirements to lease arrangements that have terms of twelve months or less. The adoption had a material impact in the Company's consolidated balance sheets, but did not have an impact on its consolidated statements of operations or cash flows. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. The new standard resulted in the recording of operating right-of-use lease assets and operating lease liabilities of approximately $140 million and $147 million, respectively, as of January 1, 2019. Refer to Note 14 - Leases for further discussion and additional required disclosures.

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

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820)" as a part of its disclosure framework project. The amendments in this update remove, modify and add certain disclosures primarily related to transfers between Level 1 and Level 2 of the fair value hierarchy, various disclosures related to Level 3 fair value measurements and investments in certain entities that calculate net asset value. The new standard was effective for the Company beginning January 1, 2020. The adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June 2016, the FASB issued ASC No. 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". The purpose of Update No. 2016-13 is to replace the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. Update No. 2016-13 was effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018. The Company has completed its process of determining the effect that the adoption will have on its financial position and results of operations and the Company does not expect the new standard will have a material impact on its financial statements.

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
2019 versus 2018
Revenues

	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$1,601,679	64.6%	$1,492,973	64.0%	$108,706	7.3%
GEO Care	614,249	24.8%	580,313	24.9%	33,936	5.8%
International Services	232,016	9.4%	253,874	10.9%	(21,858)	(8.6)%
Facility Construction & Design	29,978	1.2%	4,226	0.2%	25,752	100.0%
Total	$2,477,922	100.0%	$2,331,386	100.0%	$146,536	6.3%

U.S. Secure Services
Revenues increased in 2019 compared to 2018 primarily due to aggregate increases of $52.3 million due to net increases in population, transportation services and rates. We also had increases of $64.7 million resulting from the activation of our contracts at our company-owned and previously idled South Louisiana ICE Processing Center in Basile, Louisiana during the third quarter of 2019, our company-owned Eagle Pass Correctional Facility in Eagle Pass, Texas which was activated during the fourth quarter of 2018, our company-owned and previously idled North Lake Correctional Facility in Baldwin, Michigan which was activated on October 1, 2019, the county-owned Reeves County Detention Center I & II in Reeves County, Texas which was activated on October 1, 2019 and our contract expansion at our company-owned Montgomery Processing Center in Conroe, Texas in the third quarter of 2019. These increases were partially offset by net decreases of $8.3 million at certain of our facilities due to contract terminations.
The number of compensated mandays in U.S. Secure Services facilities was approximately 23.5 million in 2019 and 22.9 million in 2018. We experienced an aggregate net increase of approximately 600,000 mandays as a result of population increases with our federal clients and our contract activations discussed above, offset by contract terminations. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our GEO Secure Services facilities was 94.9% and 95.4% of capacity in 2019 and 2018, respectively, excluding idle facilities.
GEO Care
Revenues increased in 2019 compared to 2018 primarily due to aggregate increases of $26.7 million related to increases in average client and participant counts under our ISAP and electronic monitoring services. We also had increases of $31.2 million due to net increases in census levels at certain of our community-based and reentry centers and new programs activated in December 2018. These increases were partially offset by $24.0 million related to contract terminations/closures of underutilized facilities.

International Services
Revenues for International Services in 2019 compared to 2018 decreased by $21.9 million. We experienced a net decrease in revenues of $3.6 million which was primarily due to the transition of our Parklea Correctional Centre by our Australian subsidiary to a new operator in March 2019. Additionally, we had a decrease due to foreign exchange rate fluctuations of $18.2 million resulting from the strengthening of the U.S. dollar against certain international currencies.

Facility Construction & Design
Beginning in the fourth quarter of 2018 and into 2019, we had facility construction & design services related to an expansion project at our Fulham Correctional Centre in Australia which is expected to be completed in the third quarter of 2020.

Operating Expenses

	2019	% of Segment Revenues	2018	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$1,200,199	64.5%	$1,118,719	63.7%	$81,480	7.3%
GEO Care	417,432	22.4%	393,856	22.4%	23,576	6.0%
International Services	213,223	11.5%	238,971	13.6%	(25,748)	(10.8)%
Facility Construction & Design	29,904	1.6%	4,226	0.2%	25,678	100.0%
Total	$1,860,758	100.0%	$1,755,772	100.0%	$104,986	6.0%
Operating expenses consist of those expenses incurred in the operation and management of our Secure Services, GEO Care and International Services facilities and expenses incurred in our Facility Construction & Design segment.
U.S. Secure Services

Operating expenses for U.S. Secure Services increased by $81.5 million in 2019 compared to 2018. The increase was primarily due to aggregate net increases in population, transportation services and the variable costs associated with those services of $53.9 million. We also had increases of $41.5 million resulting from the activation of our contracts at our company-owned and previously idled South Louisiana ICE Processing Center in Basile, Louisiana during the third quarter of 2019, our company-owned Eagle Pass Correctional Facility in Eagle Pass, Texas which was activated during the fourth quarter of 2018, our company-owned and previously idled North Lake Correctional Facility in Baldwin, Michigan which was activated on October 1, 2019, the county-owned Reeves County Detention Center I & II in Reeves County, Texas which was activated on October 1, 2019 and our contract expansion at our company-owned Montgomery Processing Center in Conroe, Texas in the third quarter of 2019. These increases were partially offset by decreases of $13.9 million at certain of our facilities primarily due to contract terminations.

GEO Care
Operating expenses for GEO Care increased during 2019 from 2018 primarily due to an increase of $34.5 million related to new programs activated in December 2018 and increases in census levels at certain of our community-based and reentry centers. We also experienced an increase of $14.4 million related to increases in average client and participant counts under our ISAP and electronic monitoring services. These increases were partially offset by decreases of $25.3 million from contract terminations/closures of underutilized facilities.

International Services
Operating expenses for International Services in 2019 compared to 2018 decreased by $25.7 million. This decrease was primarily due to foreign exchange rate fluctuations of $16.5 million resulting from the strengthening of the U.S. dollar against certain international currencies. We also experienced a net decrease in operating expenses of $9.2 million which was primarily due to the transition of our Parklea Correctional Centre by our Australian subsidiary to a new operator in March 2019.
Facility Construction & Design
Beginning in the fourth quarter of 2018 and into 2019, we had facility construction & design services related to an expansion project at our Fulham Correctional Centre in Australia which is expected to be completed in the third quarter of 2020.

Depreciation and Amortization

	2019	% of Segment Revenue	2018	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$78,974	4.9%	$76,801	5.1%	$2,173	2.8%
GEO Care	49,781	8.1%	47,546	8.2%	2,235	4.7%
International Services	2,070	0.9%	2,087	0.8%	(17)	(0.8)%
Total	$130,825	5.3%	$126,434	5.4%	$4,391	3.5%
U.S. Secure Services
U.S. Secure Services depreciation and amortization expense increased in 2019 compared to 2018 primarily due to the activation of our contracts at our company-owned Eagle Pass Facility in Eagle Pass, Texas, our company-owned Montgomery Processing Center in Conroe, Texas, our previously idled North Lake Correctional Facility in Baldwin, Michigan and our company-owned South Louisiana Processing Center in Basile Louisiana, as well as renovations made at several of our other facilities.
GEO Care
GEO Care depreciation and amortization expense increased in 2019 compared to 2018 primarily due to renovations at certain of our centers.

International Services
Depreciation and amortization expense decreased slightly in 2019 compared to 2018 as a result of certain assets becoming fully depreciated and there were no significant renovations during 2018 or 2019 at our international subsidiaries.

Other Unallocated Operating Expenses

	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$185,926	7.5%	$184,515	8.2%	$1,411	0.8%
General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased in 2019 compared to 2018 primarily due to normal personnel and compensation adjustments, professional, consulting, business development and other administrative expenses but also decreased as a percentage of revenue due to cost saving initiatives.
Non Operating Income and Expense
Interest Income and Interest Expense

	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$28,934	1.2%	$34,755	1.5%	$(5,821)	(16.7)%
Interest Expense	$151,024	6.1%	$150,103	6.4%	$921	0.6%
Interest income decreased in 2019 compared to 2018 primarily due to a lower balance on our contract receivable related to our facility in Ravenhall, Australia. Also contributing to the decrease was the effect of the strengthening of the U.S. dollar against certain international currencies.

Interest expense in 2019 increased slightly compared to 2018 primarily due to higher average debt balances on our Revolver during 2019 compared to 2018. Refer to Note 13- Debt of the Notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Loss on Extinguishment of Debt

	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$4,795	—%	$—	—%	$4,795	100.0%

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
Additionally, during 2019, we repurchased approximately $56 million in aggregate principal amount of our 5.875% Senior Notes due 2022 at a weighted average price of 97.55% for a total cost of $54.7 million. As the result of the repurchases,we recognized a net gain on extinguishment of debt of $0.9 million which partially offset the loss discussed above. Refer to Note 13- Debt of the Notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Provision for Income Taxes

	2019	Effective Rate	2018	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$16,648	9.6%	$14,117	9.5%	$2,531	17.9%

The provision for income taxes in 2019 increased compared to 2018 along with the effective tax rate which is due to a change in the composition of our income and certain non-recurring items. In 2019, there was a $0.5 million discrete tax benefit, net of a $0.2 million discrete tax expense related to stock compensation that vested during the period. In contrast, in 2018 there was a $2.4 million discrete tax benefit, net of a $0.9 million discrete tax expense related to stock compensation that vested during that period. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. Our wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be in the range of approximately 10% to 12% exclusive of any discrete items.
.
.
Equity in Earnings of Affiliates

	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$9,532	0.4%	$9,627	0.4%	$(95)	(1.0)%
Equity in earnings of affiliates, presented net of income taxes, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates in 2019 compared to 2018 decreased slightly primarily due to labor related expenses in connection with the ramp up of GEOAmey's court custody and escort services contract in Scotland which began in the first quarter of 2019.

Financial Condition
Capital Requirements
Our current cash requirements consist of amounts needed for working capital, distributions of our REIT taxable income in order to maintain our REIT qualification under the Code, debt service, supply purchases, investments in joint ventures, and capital expenditures related to either the development of new secure, processing and reentry facilities, or the maintenance of existing facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. Additional capital needs may also arise in the future with respect to possible acquisitions, other corporate transactions or other corporate purposes.

As of December 31, 2019, we were developing a number of projects that we estimate will cost approximately $61 million, of which $28 million was spent through December 31, 2019. We estimate our remaining capital requirements to be approximately $33 million. These projects are expected to be completed through 2020.
Liquidity and Capital Resources

Amended and Restated Credit Agreement

On June 12, 2019, we entered into Amendment No. 2 to Third Amended and Restated Credit Agreement (the "Credit Agreement") by and among the refinancing lenders party thereto, the other lenders party thereto, GEO and GEO Corrections Holdings, Inc. and the administrative agent. Under the amendment, the maturity date of the revolver component of the Credit Agreement has been extended to May 17, 2024. The borrowing capacity under the amended revolver will remain at $900 million, and its pricing will remain unchanged, currently bearing interest at LIBOR plus 2.25%. As a result of the transaction, we incurred a loss on extinguishment of debt of $1.2 million related to certain unamortized deferred loan costs. Additionally, loan costs of $4.7 million were incurred and capitalized in connection with the transaction.

A syndicate of approximately 65 lenders participate in our Credit Agreement, six of which have indicated that they do not intend to provide new financing to GEO but will honor their existing obligations (Refer to Item 1A - Risk Factors included in Part I of this Annual Report on Form 10-K for further discussion on certain financial institutions who announced during 2019 that they will not be renewing existing agreements or entering into new agreements with companies that operate correctional facilities, processing centers and community reentry centers under public-private partnerships). The banks that have withdrawn participation remain contractually committed for approximately four years. Additionally, these six banks represent less than 25% of our overall borrowing capacity under our Credit Agreement and the withdrawal of their participation is not expected to negatively impact our financial flexibility. We are also in frequent communication with potential new lenders as well as the credit rating agencies who have not changed our credit ratings for over 33 months.

The Credit Agreement evidences a credit facility (the "Credit Facility") consisting of the $792.0 million term loan discussed above (the "Term Loan") bearing interest at LIBOR plus 2.00% (with a LIBOR floor of 0.75%), and a $900.0 million revolver initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD275 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars under the Australian Dollar Letter of Credit Facility (the "Australian LC Facility"). As of December 31, 2019, there were no letters of credit issued under the Australian LC Facility. Amounts to be borrowed by GEO under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The Term Loan component is scheduled to mature on March 23, 2024. The revolving credit commitment component is scheduled to mature on May 17, 2024. The Credit Agreement also has an accordion feature of $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

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

On August 18, 2016, we executed a Letter of Offer by and among GEO and HSBC Bank Australia Limited (the “Letter of Offer”) providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of AUD100 million, or $70.1 million, based on exchange rates in effect as of December 31, 2019 (collectively, the “Bank Guarantee Facility”). The Bank Guarantee Facility allows GEO to provide letters of credit to assure performance of certain obligations of its wholly owned subsidiary relating to its secure facility project in Ravenhall, located near Melbourne, Australia. In accordance with the Ravenhall Contract, upon the completion of a certain period of operations, the Bank Guarantee Facility was reduced during the fourth quarter of 2019 to approximately AUD58 million, or $40.7 million, based on exchange rates in effect as of December 31, 2019.The Bank Guarantee Facility is unsecured. The issuance of letters of credit under the Bank Guarantee Facility is subject to the satisfaction of the conditions precedent specified in the Letter of Offer. Letters of credit issued under the bank guarantee lines are due on demand and letters of credit issued under the bank guarantee/standby sub-facility cannot have a duration exceeding twelve months. The Bank Guarantee Facility may be terminated by HSBC Bank Australia Limited on 90 days written notice. As of December 31, 2019, there was AUD58 million in letters of credit issued under the Bank Guarantee Facility.
As of December 31, 2019, we had $778.0 million in aggregate borrowings outstanding under the Term Loan and $520.7 million in borrowings under the Revolver, and approximately $62.0 million in letters of credit which left $317.0 million in additional borrowing capacity under the Revolver. In addition, we have the ability to increase the Senior Credit Facility by an additional $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions thereunder. Refer to Note 13 - Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

6.00% Senior Notes due 2026

On April 18, 2016, we completed an offering of $350.0 million aggregate principal amount of 6.00% senior notes due 2026. The 6.00% Senior Notes will mature on April 15, 2016 and were issued at a coupon rate and yield to maturity of 6.00%. Interest on the 6.00% Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2016. We used the net proceeds to fund the tender offer and the redemption of all of our 6.625% Senior Notes (see discussion below), to pay all related fees, costs and expenses and for general corporate purposes including repaying borrowings under our prior revolver. Loan costs of approximately $6 million were incurred and capitalized in connection with the offering. Refer to Note 13 - Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

5.875% Senior Notes due 2024
On September 25, 2014, we completed an offering of $250.0 million aggregate principal amount of senior unsecured notes. The notes will mature on October 15, 2024 and have a coupon rate and yield to maturity of 5.875%. Interest is payable semi-annually in cash in arrears on April 15 and October 15, which commenced on April 15, 2015. The proceeds received from the 5.875% Senior Notes due 2024 were used to pay down a portion of the outstanding indebtedness under the revolver portion of our prior Senior Credit Facility. Refer to Note 13 - Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
5.875% Senior Notes due 2022
On October 3, 2013, we completed an offering of $250.0 million aggregate principal amount of 5.875% Senior Notes due 2022. The 5.875% Senior Notes due 2022 will mature on January 15, 2022 and have a coupon rate and yield to maturity of 5.875%. Interest is payable semi-annually on January 15 and July 15 each year, which commenced on January 15, 2014. The proceeds received from the 5.875% Senior Notes due 2022 were used, together with cash on hand, to fund the repurchase, redemption or other discharge of our 7 3/4% Senior Notes due 2017 and to pay related transaction fees and expenses. Refer to Note 13 - Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
5.125% Senior Notes due 2023

On March 19, 2013, we completed an offering of $300.0 million aggregate principal amount of 5.125% Senior Notes. The 5.125% Senior Notes will mature on April 1, 2023 and have a coupon rate and yield to maturity of 5.125%. Interest is payable semi-annually on April 1 and October 1 each year, which commenced on October 1, 2013. A portion of the proceeds received from the 5.125% Senior Notes were used on the date of the financing to repay the prior revolver credit draws outstanding under the prior senior credit facility. Refer to Note 13 - Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Debt Repurchases
On August 16, 2019, our Board of Directors authorized us to repurchase and/or retire a portion of the 6.00% Senior Notes due 2026, the 5.875% Senior Notes due 2024, the 5.125% Senior Notes due 2023, the 5.875% Senior Notes due 2022 (collectively the "GEO Senior Notes") and our term loan under its Amended Credit Agreement through cash purchases, in open market, privately negotiated transactions, or otherwise, up to an aggregate maximum of $100.0 million, subject to certain limitations through December 31, 2020.
During 2019, we repurchased approximately $56.0 million in aggregate principal amount of our 5.875% Senior Notes due 2022 at a weighted average price of 97.55% for a total cost of $54.7 million. As a result of these repurchases, we recognized a net loss on extinguishment of debt of $0.3 million during the year ended December 31, 2019.

We are also considering opportunities for future business and/or asset acquisitions. If we are not successful in our pursuit of these new projects, our cash on hand, cash flows from operations and borrowings under the existing Senior Credit Facility may not provide sufficient liquidity to meet our capital needs through 2020 and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indentures governing the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 and our Senior Credit Facility. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we expect to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

We may from time to time seek to purchase or retire our outstanding senior notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiation transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Stock Buyback Program
On February14, 2018, we announced that our Board of Directors authorized a stock buyback program authorizing us to repurchase up to a maximum of $200 million of our shares of common stock. The stock buyback program will be funded primarily with cash on hand, free cash flow and borrowings under our Revolver. The program is effective through October 20, 2020. The stock buyback program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable SEC requirements. The stock buyback program does not obligate us to purchase any specific amount of our common stock and may be suspended or extended at any time at the discretion of the Company's Board of Directors. During the year ended December 31, 2018, we purchased 4,210,254 shares of our common stock at a cost of $95.2 million primarily purchased with proceeds from our Revolver. There were no purchases of shares of our common stock during the year ended December 31, 2019. We believe that we have the ability to continue to fund the stock buyback program, our debt service requirements and our maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.
Prospectus Supplement

On October 20, 2017, we filed with the SEC an automatic shelf registration on Form S-3ASR. Under this shelf registration, we may, from time to time, sell any combination of securities described in the prospectus in one or more offerings. Each time that we may sell securities, we will provide a prospectus supplement that will contain specific information about the terms of that offering and the securities being offered. On November 9, 2017, in connection with the shelf registration, we filed with the SEC a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $150 million through sales agents. Sales of shares of our common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the years ended December 31, 2019 or 2018.

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
We plan to fund all of our capital needs, including distributions of our REIT taxable income in order to maintain our REIT qualification, and capital expenditures, from cash on hand, cash from operations, borrowings under our Senior Credit Facility and any other financings which our management and Board of Directors, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under the $900.0 million Revolver. Our management believes that cash on hand, cash flows from operations and availability under our Senior Credit Facility will be adequate to support our capital requirements for 2020 as disclosed under “Capital Requirements” above.
Non-Recourse Debt

Northwest ICE Processing Center

On December 9, 2011, the Washington Economic Development Finance Authority issued $54.4 million of its Washington Economic Development Finance Authority Taxable Economic Development Revenue Bonds, series 2011 (“2011 Revenue Bonds”). The payment of principal and interest on the bonds is non-recourse to us. None of the bonds nor Correctional Services Corporations' obligations under the loan are our obligations nor are they guaranteed by us.
As of December 31, 2019, the remaining balance of the debt service requirement related to the 2011 Revenue Bonds is $15.7 million, of which $7.7 million is classified as current in the accompanying balance sheet. As of December 31, 2019, included in restricted cash and investments is $4.7 million (all current) of funds held in trust with respect to the Northwest ICE Processing Center for debt service and other reserves which had not been released to us as of December 31, 2019. Refer to Note 13-Debt in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Australia - Ravenhall
In connection with a design and build facility project agreement with the State of Victoria, in September 2014 we entered into a syndicated facility agreement (the "Construction Facility") to provide debt financing for construction of the project. Refer to Note 7 - Contract Receivable in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The Construction Facility provided for non-recourse funding up to AUD 791 million, or $554.8 million, based on exchange rates as of December 31, 2019. Construction draws were funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility was through September 2019 and bore interest at a variable rate quoted by certain Australian banks plus 200 basis points. On May 22, 2019, we completed an offering of AUD 461.6 million, or $323.8 million, based on exchange rates as of December 31, 2019, aggregate principal amount of non-recourse senior secured notes due 2042 (the "Non-Recourse Notes"). The amortizing Non-Recourse Notes were issued by Ravenhall Finance Co Pty Limited in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Non-Recourse Notes were issued with a coupon and yield to maturity of 4.23% with a maturity date of March 31, 2042. The net proceeds from this offering were used to refinance the outstanding Construction Facility and to pay all related fees, costs and expenses associated with the transaction. As a result of the transaction, we incurred a $4.5 million loss on extinguishment of debt related to swap termination fees and unamortized deferred loan costs associated with the Construction Facility. Additionally, loan costs of approximately $7.5 million were incurred and capitalized in connection with the offering. Refer to Note 8 - Derivative Financial Instruments in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Other
In August 2019, we entered into two identical Notes (as defined below) in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the Notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. We have entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at December 31, 2019 is $0.7 million of deferred loan costs incurred in the transaction. Refer to Note 8 - Derivative

Financial Instruments in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Guarantees
The Company has entered into certain guarantees in connection with the design, financing and construction of certain facilities as well as loan, working capital and other obligation guarantees for our subsidiaries in Australia, South Africa and our joint ventures. Refer to Note 13 - Debt in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Executive Retirement Agreements
We have a non-qualified deferred compensation agreement with our Chief Executive Officer, who we refer to as our CEO. The current agreement, as amended, provides for a lump sum payment upon retirement, no sooner than age 55. As of December 31, 2019, our CEO had reached age 55 and was eligible to receive the payment upon retirement. If our CEO had retired as of December 31, 2019, we would have had to pay him $8.6 million. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity.

Off-Balance Sheet Arrangements
Except as discussed above, and in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we do not have any off balance sheet arrangements.
We are also exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. See Note 18 - Commitments and Contingencies in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Derivatives

In August 2019, we entered into two interest rate swap agreements in the aggregate notional amount of $44.3 million to fix the interest rate on certain of our variable rate debt to 4.22%. We have designated these interest rate swaps as hedges against changes in the cash flows of two identical promissory notes (the "Notes") which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. We have determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the Notes and are therefore considered to be effective cash flow hedges. Accordingly, we record the change in fair value of the interest rate swaps as accumulated other comprehensive income (loss), net of applicable taxes. Total unrealized losses recorded in total other comprehensive income (loss), net of tax, related to these cash flow hedges was $1.5 million during the year ended December 31, 2019. The total fair value of the swap liabilities as of December 31, 2019 was $1.9 million and is recorded as a component of Other Non-Current liabilities within the accompanying balance sheet. There was no material ineffectiveness for the period presented. We do not expect to enter into any transactions during the next twelve months which would result in reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss). Refer to Note 13 - Debt and Note 8 - Derivative Financial Instruments in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.
Our Australian subsidiary entered into interest rate swap agreements to fix the interest rate on our variable rate non-recourse debt related to a project in Ravenhall, a locality near Melbourne, Australia to 4.2%. We determined that the swaps had payment, expiration dates, and provisions that coincided with the terms of the non-recourse debt and were therefore considered to be effective cash flow hedges. Accordingly, we recorded the change in the fair value of the interest rate swaps in accumulated other comprehensive income (loss), net of applicable income taxes. On May 22, 2019, we refinanced the associated debt and terminated the swap agreements which resulted in the reclassification of $3.9 million into losses that were previously reported in accumulated other comprehensive income (loss). Refer to Note 13 - Debt and Note 8 - Derivative Financial Instruments in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Contractual Obligations
The following is a table of certain of our contractual obligations, as of December 31, 2019, which requires us to make payments over the periods presented.

	Payments Due by Period
Contractual Obligations	Total		Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-Term Debt	$1,138,081		$1,026	$196,146	$552,374	$388,535
Term Loan	778,000		8,000	16,000	754,000	—
Revolver	520,671		—	—	520,671	—
Finance Lease Obligations (includes imputed interest)	5,103		1,934	3,169	—	—
Operating Lease Obligations (includes imputed interest)	148,480		31,378	45,879	29,571	41,652
Non-Recourse Debt	328,178		13,901	22,502	16,906	274,869
Estimated interest payments on debt (a)	711,705		127,789	252,594	170,701	160,621
Estimated funding of pension and other post retirement benefits	37,551		9,465	1,728	1,789	24,569
Estimated construction commitments	33,000	142,431	33,000	—	—	—
Total	$3,700,769		$226,493	$538,018	$2,046,012	$890,246

(a)
Due to the uncertainties of future LIBOR rates, the variable interest payments on our Senior Credit Facility were calculated using an average LIBOR rate of 1.54% based on projected interest rates through 2025.

Cash Flow
Cash, cash equivalents, restricted cash and cash equivalents as of December 31, 2019 was $67.5 million, compared to $84.5 million as of December 31, 2018 and was impacted by the following:
Net cash provided by operating activities in 2019 and 2018 was $338.1 million and $274.5 million, respectively. Net cash provided by operating activities in 2019 was positively impacted by non-cash expenses such as depreciation and amortization, deferred tax benefit, amortization of debt issuance costs, discount and/or premium and other non-cash interest, stock-based compensation expense, loss on extinguishment of debt and dividends received from our unconsolidated joint venture. Equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets increased in total by a net of $8.4 million, representing a negative impact on cash. The increase was primarily driven by the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $10.7 million which positively impacted cash. The increase was primarily due to the timing of payments. Additionally, cash provided by operating activities in 2019 was negatively impacted by an increase in contract receivable of $4.4 million. The increase relates to the timing of payments received and interest accrued, along with the effect of foreign exchange rates, related to the Ravenhall Project. Refer to Note 7 - Contract Receivable included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Net cash provided by operating activities in 2018 was positively impacted by non-cash expenses such as depreciation and amortization, deferred tax provision, amortization of debt issuance costs, discount and/or premium and other non-cash interest, stock-based compensation expense and dividends received from our unconsolidated joint venture. Equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by a net of $66.1 million, representing a negative impact on cash. The decrease was primarily driven by the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $31.7 million which positively impacted cash. The increase was primarily due to the timing of payments. Additionally, cash provided by operating activities in 2018 was negatively impacted by an increase in contract receivable of $2.0 million. This increase relates to the timing of payments received and interest accrued, along with the effect of foreign exchange rates, related to the Ravenhall Project. Refer to Note 7 - Contract Receivable included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Net cash used in investing activities of $104.1 million in 2019 was primarily the result of capital expenditures of $117.2 million, offset by insurance proceeds from damaged property primarily related to hurricanes of $19.3 million, proceeds from sale of assets held for sale of $0.8 million and proceeds from the sale of property and equipment of $0.4 million. Net cash used in investing activities of $188.5 million in 2018 was primarily the result of capital expenditures of $195.7 million, offset by insurance proceeds from damage property primarily related to hurricanes of $1.4 million, proceeds from sale of assets held for sale of $3.8 million and proceeds from the sale of property and equipment of $2.1 million.
Net cash used in financing activities in 2019 reflects payments of $513.2 million on long term debt offset by $521.4 million of proceeds from long term debt and payments on non-recourse debt of $335.1 million offset by proceeds from non-recourse debt of $321.1 million. We also paid cash dividends of $232.5 million and debt issuance costs of $9.9 million.
Net cash provided by financing activities in 2018 reflects payments of $282.4 million on long term debt offset by $503.0 million of proceeds from long term debt and payments on non-recourse debt of $18.5 million. We also paid cash dividends of $229.5 million, purchased $95.2 million of shares of our common stock and paid debt issuance costs of $1.0 million.

Inflation
We believe that inflation, in general, did not have a material effect on our results of operations during 2019 and 2018. While some of our contracts include provisions for inflationary indexing, inflation could have a substantial adverse effect on our results of operations in the future to the extent that wages and salaries, which represent our largest recurring/fixed expense, increase at a faster rate than the per diem or fixed rates received by us for our management services.

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

Normalized FFO is defined as FFO adjusted for certain items which by their nature are not comparable from period to period or that tend to obscure the Company’s actual operating performance, including for the periods presented net Tax Cuts and Jobs Act ("TCJA") impact, pre-tax, gain/loss on extinguishment of debt, pre-tax, start-up expenses, pre-tax, legal related expenses, pre-tax, escrow releases, pre-tax, close-out expenses and the tax effect of adjustments to funds from operations.

AFFO is defined as Normalized FFO adjusted by adding non-cash expenses such as non-real estate related depreciation and amortization, stock based compensation expense, the amortization of debt issuance costs, discount and/or premium and other non-cash interest, and by subtracting recurring consolidated maintenance capital expenditures.

Because of the unique design, structure and use of our secure facilities, processing centers and reentry centers we believe that assessing the performance of our secure facilities, processing centers and reentry centers without the impact of depreciation or amortization is useful and meaningful to investors. Although NAREIT has published its definition of FFO, companies often modify this definition as they seek to provide financial measures that meaningfully reflect their distinctive operations. We have modified FFO to derive Normalized FFO and AFFO that meaningfully reflect our operations.

Our assessment of our operations is focused on long-term sustainability. The adjustments we make to derive the non-GAAP measures of Normalized FFO and AFFO exclude items which may cause short-term fluctuations in net income attributable to GEO but have no impact on our cash flows, or we do not consider them to be fundamental attributes or the primary drivers of our business plan and they do not affect our overall long-term operating performance. We may make adjustments to FFO from time to time for certain other income and expenses that do not reflect a necessary component of our operational performance on the basis discussed above, even though such items may require cash settlement. Because FFO, Normalized FFO and AFFO exclude depreciation and amortization unique to real estate as well as non-operational items and certain other charges that are highly variable from year to year, they provide our investors with performance measures that reflect the impact to operations from trends in occupancy rates, per diem rates, operating costs and interest costs, providing a perspective not immediately apparent from income from net income attributable to GEO.

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
Our reconciliation of net income attributable to GEO to FFO, Normalized FFO and AFFO for the years ended December 31, 2019 and 2018, respectively, is as follows (in thousands):

	December 31, 2019	December 31, 2018
Funds From Operations
Net income attributable to The GEO Group, Inc.	$166,603	$145,089
Real estate related depreciation and amortization	72,191	70,592
Gain on sale of real estate assets, net of tax	2,693	4,347
NAREIT Defined FFO	$241,487	$220,028
Net Tax Cuts and Jobs Act Impact	—	304
Start-up expenses, pre-tax	8,959	6,299
Loss on extinguishment of debt	4,795	574
Legal related expenses, pre-tax	2,000	7,147
Escrow releases, pre-tax	—	(2,273)
Close-out expenses, pre-tax	4,578	4,245
Tax effect of adjustments to funds from operations *	(1,078)	(2,031)
Normalized Funds from Operations	$260,741	$234,293
Non-real estate related depreciation and amortization	58,634	55,842
Consolidated maintenance capital expenditures	(21,899)	(22,638)
Stock-based compensation expenses	22,344	22,050
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	8,609	8,282
Adjusted Funds from Operations	$328,429	$297,829
* Tax adjustments relate to gain on sale of real estate assets, loss on debt extinguishment, start-up expenses, legal related expenses, escrow releases, and close-out expenses.
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
Recently California enacted legislation aimed at phasing out public-private partnership contracts for the operation of secure facilities within California and facilities outside of the state of California housing state of California inmates. As previously announced, our contract for our Central Valley facility was already discontinued by the California Department of Corrections and Rehabilitation at the end of September. We expect that our contracts with the California Department of Corrections and Rehabilitation for our Desert View facility and Golden State facility will be discontinued by March 1, 2020 and May 1, 2020, respectively.

Internationally, we are exploring a number of opportunities in our current markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk. On March 29, 2018, we announced that our transportation joint venture in the United Kingdom, GEO Amey, signed a contract with Scottish Prison Service for the provision of court custody and escort services in Scotland. The contract has a base term of eight years effective January 26, 2019 with a renewal option of four years and is expected to have an average annual revenue of approximately $39 million. Also, we are pleased to have been awarded a ten-year contract renewal for the continued delivery of secure transportation under our GEO Amey joint venture in the United Kingdom. Total revenue over the ten-year period is expected to be approximately $760 million. In New South Wales, Australia, we are developing a 489-bed expansion at the Junee Correctional Centre which is expected to be completed during the first quarter of 2020. We are also constructing a 137-bed expansion at the Fulham Correctional Centre in Victoria, Australia. Additionally, our Australian subsidiary is currently in discussions with the State of Victoria, Australia to increase the capacity at our Ravenhall Correctional Centre by an additional 300 beds increasing the capacity of the facility to 1,600 beds. The 300-bed capacity increase is expected to generate incremental annualized revenues of approximately $19 million. With respect to the Parklea Correctional Centre in Australia, we were unfortunately unsuccessful during the current competitive rebid process and have transitioned the management contract in March of 2019. In addition, we were informed by the State of Queensland, Australia that the Arthur Gorrie Correctional Centre will be transitioned to government operation by the end of the first quarter of 2020.

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

Operating Expenses
Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related cost represented approximately 62% of our operating expenses in 2019. Additional significant operating expenses include food, utilities and inmate medical costs. In 2019, operating expenses totaled approximately 75% of our consolidated revenues. Our operating expenses as a percentage of revenue in 2020 will be impacted by the opening of any new or existing facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2020, we will incur carrying costs for facilities that were vacant in 2019. As of December 31, 2019, our worldwide operations include the management and/or ownership of approximately 95,000 beds at 129 correctional, detention and community services facilities, including idle facilities and projects under development, and also included the provision of monitoring of approximately 210,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. In 2019, general and administrative expenses totaled approximately 8% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenue in 2020 to remain consistent or decrease as a result of cost savings initiatives. We expect business development costs to remain consistent as we pursue additional business development opportunities in all of our business lines. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.
Idle Facilities
In our Secure Services segment, we are currently marketing approximately 700 vacant beds with a net book value of approximately $12 million at one of our idle facilities to potential customers. In our GEO Care segment, we are currently marketing approximately 400 vacant beds with a net book value of approximately $9 million at one of our idle facilities to potential customers. The combined annual carrying cost of these idle facilities in 2020 is estimated to be $3.0 million, including depreciation expense of $1.0 million. We currently do not have any firm commitments or agreements in place to activate these facilities but have ongoing contact with several potential customers. Historically, some facilities have been idle for multiple years before they received a new contract award. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if the two idle facilities in our Secure Services and GEO Care segments were to be activated using our Secure Services average per diem rate in 2019, (calculated as the Secure Services revenue divided by the number of Secure Services mandays) and based on the average occupancy rate in our facilities for 2019, we would expect to receive annual incremental revenue of approximately $25 million and an increase in annual earnings per share of approximately $.03 to $.06 per share based on our average operating margin.

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

•
our ability to expand, diversify and grow our secure, processing, mental health, residential treatment, reentry, community-based services, youth services, monitoring services, evidence-based supervision and treatment programs and secure transportation services businesses;

•	our ability to win management contracts for which we have submitted proposals, retain existing management contracts and meet any performance standards required by such management contracts;

•	our ability to control operating costs associated with contract start-ups;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to estimate the government’s level of dependency on public-private partnership secure services;

•	our ability to accurately project the size and growth of the U.S. and international public-private partnership secure services industry;

•	the impact of public resistance to the use of public-private partnerships for secure facilities, processing centers and community reentry centers;

•
the impact of adopted or proposed legislation aimed at limiting public-private partnerships for secure facilities, processing centers and community reentry centers or limiting or restricting the business and operations of financial institutions or others who do business with us;

•	our ability to successfully respond to delays encountered by states utilizing public-private partnership secure services and cost savings initiatives implemented by a number of states;

•	our ability to develop long-term earnings visibility;

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

•
the impact of the decision by several financial institutions, including some of our lenders, that they will not be renewing existing agreements or entering into new agreements with companies that operate secure services facilities and centers pursuant to public-private partnerships;

•	the impact of the anticipated LIBOR transition in 2021;

•	our exposure to political and economic instability and other risks impacting our international operations;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;

•	our exposure to risks impacting our information systems, including those that may cause an interruption, delay or failure in the provision of our services;

•	our exposure to rising general insurance costs;

•	our ability to remain qualified for taxation as a REIT;

•
our exposure to state and federal income tax law changes internationally and domestically, including the recently enacted Tax Cuts and Jobs Act, and our exposure as a result of federal and international examinations of our tax returns or tax positions;

•	the impact of natural disasters, pandemic outbreaks, global political events and other serious catastrophic events on our business and financial condition;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising employee and inmate medical costs;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers’ compensation and automobile liability claims;

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
Interest Rate Risk
We are exposed to market risks related to changes in interest rates with respect to our senior credit facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding as of December 31, 2019 under the Senior Credit Facility of $1,298.7 million, for every one percent increase in the interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by approximately $13.0 million.
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
Foreign Currency Exchange Rate Risk
We are exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. Dollar, the Australian Dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of December 31, 2019 with respect to our international operations, every 10 percent change in historical currency rates would have a $6.0 million effect on our financial position and a $2.1 million impact on our results of operations over the next fiscal year.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS
To the Shareholders of
The GEO Group, Inc.:
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. They include amounts based on judgments and estimates.
Representations in the consolidated financial statements and the fairness and integrity of such statements are the responsibility of management. In order to meet management’s responsibility, the Company maintains a system of internal controls and procedures and a program of internal audits designed to provide reasonable assurance that our assets are controlled and safeguarded, that transactions are executed in accordance with management’s authorization and properly recorded, and that accounting records may be relied upon in the preparation of financial statements.
The consolidated financial statements have been audited by Grant Thornton LLP, independent registered public accountants, whose appointment by our Audit Committee was ratified by our shareholders. Their report, which is included in this Form 10-K, expresses an opinion as to whether management’s consolidated financial statements present fairly in all material respects, the Company's financial position, results of operations and cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. The effectiveness of our internal control over financial reporting as of December 31, 2019 has also been audited by Grant Thornton LLP, independent registered public accountants, as stated in their report which is included in this Form 10-K. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making its assessment of internal control over financial reporting, management used the criteria set forth in the Internal Control - Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (the "2013 Internal Control - Integrated Framework").
The Company evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, its internal control over financial reporting as of December 31, 2019, based on the 2013 Internal Control — Integrated Framework. Based on this evaluation, the Company’s management concluded that as of December 31, 2019, its internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
The GEO Group, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of The GEO Group, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 26, 2020 expressed an unqualified opinion on those financial statements.
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
February 26, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
The GEO Group, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of The GEO Group, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2020 expressed an unqualified opinion.
Change in accounting principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for Leases on January 1, 2019 due to the adoption of ASU 2016-02, “Leases”.

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
Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Self-Insurance Reserves and Related Expenses
As described further in Note 1 to the consolidated financial statements, The GEO Group, Inc. (the “Company”) self-insures, up to certain policy-specified limits, certain risks related to general liability, workers’ compensation, and vehicle liability costs. The estimated cost of claims under these self-insurance programs is estimated and accrued as the claims are incurred (although actual settlement of the claims may not be made until future periods) and may subsequently be revised based on developments relating to such claims. We identified self-insurance reserves and related expenses (“self-insurance”) as a critical audit matter.

The principal considerations for our determination that self-insurance is a critical audit matter are that the accrual for self-insurance has higher risk of estimation uncertainty due to the loss development factors and inherent assumptions in actuarial methods used in determining the required reserves. The estimation uncertainty and complexity of the actuarial methods utilized resulted in auditor judgement when assessing if management’s accrual for self-insurance was determined utilizing a reasonable basis and was materially correct.

Our audit procedures related to the self-insurance reserves included the following, among others:

•
We tested the design and operating effectiveness of key controls relating to self-insurance, including, but not limited to, controls that (1) validate that claims were reported and submitted accurately and timely, and (2) validate that internal claims data were reconciled to claims data maintained by the third party administrator and submitted to the Company’s actuary.

•	We utilized a specialist in evaluating management’s methods and assumptions, including selected loss development factors.

•	We performed a retrospective review of prior projections to current projections to evaluate the reasonableness of changes in estimated ultimate losses.

•
We reconciled claims data to the actuarial information and tested a sample of underlying claims through review of accident reports, insurance claims and legal records to evaluate whether information utilized by management in developing the accrual for self-insurance was complete and accurate.

Allocation of expenses between REIT and TRS entities
As described further in Note 1 to the Company’s financial statements, the Company operates as a REIT for federal income tax purposes. As a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders, and does not pay any taxes on that distributed income. Income earned in its non-real estate components, or taxable REIT subsidiaries (“TRSs”) are subject to federal and state corporate income taxes and to foreign taxes as applicable in the jurisdictions in which those assets and operations are located. As such, we identified the allocation of expenses, in accordance with the Company’s transfer pricing policy, between the TRS and REIT as a critical audit matter.

The principal considerations for our determination that the allocation of expenses between the TRS and REIT is a critical audit matter are that significant management judgement is required to determine how transactions between the REIT and TRS entities are priced and how shared expenses are allocated.

Our audit procedures related to the allocation of expenses between REIT and TRS entities included the following, among others:

•
We tested the design and operating effectiveness of key controls relating to the allocation of expenses between the REIT and TRS entities, including, but not limited to, controls that (1) validate the significant inputs used in the transfer pricing analysis, (2) validate the application of the transfer pricing to recorded transactions, and (3) validate inputs and assumptions used to allocate general and administrative expenses.

•	We utilized a specialist in evaluating the reasonableness of management’s methods and assumptions for determining the transfer pricing markup on services provided between the REIT and TRS entities.

•
We tested significant inputs used in management’s transfer pricing analysis, tested the application of the transfer pricing to recorded transactions, and tested management’s process and estimates used to allocate general and administrative expenses to assess the allocation of transactions between the REIT and TRS entities.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2006.
Miami, Florida
February 26, 2020

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	(In thousands, except per share data)
Revenues	$2,477,922	$2,331,386	$2,263,420
Operating Expenses (excluding depreciation and amortization)	1,860,758	1,755,772	1,700,495
Depreciation and Amortization	130,825	126,434	124,297
General and Administrative Expenses	185,926	184,515	190,343
Operating Income	300,413	264,665	248,285
Interest Income	28,934	34,755	51,676
Interest Expense	(151,024)	(150,103)	(148,024)
Loss on Extinguishment of Debt	(4,795)	—	—
Income Before Income Taxes and Equity in Earnings of Affiliates	173,528	149,317	151,937
Provision for Income Taxes	16,648	14,117	17,958
Equity in Earnings of Affiliates, net of income tax (benefit) provision of $1,769, $888 and $(3,699)	9,532	9,627	12,045
Net Income	166,412	144,827	146,024
Loss Attributable to Noncontrolling Interests	191	262	217
Net Income Attributable to The GEO Group, Inc.	$166,603	$145,089	$146,241

Weighted Average Common Shares Outstanding:
Basic	119,097	120,241	120,095
Diluted	119,311	120,747	120,814
Income per Common Share Attributable to The GEO Group, Inc.:
Basic:
Net income per share — basic	$1.40	$1.21	$1.22
Diluted:
Net income per share — diluted	$1.40	$1.20	$1.21
Dividends declared per share	$1.92	$1.88	$1.88

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPRENSIVE INCOME (LOSS)
Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	(In thousands)
Net Income	$166,412	$144,827	$146,024
Foreign currency translation adjustments	2,267	(7,118)	3,808
Pension liability adjustment, net of income tax provision (benefit) of $(681), $913 and $(764), respectively	(3,247)	1,785	(1,420)
Change in fair value of derivative instrument classified as cash flow hedge, net of income tax provision (benefit) of $622, $1,085 and $703, respectively	4,271	6,146	3,985
Total other comprehensive income, net of tax	3,291	813	6,373
Total comprehensive income	169,703	145,640	152,397
Comprehensive loss attributable to noncontrolling interests	183	277	211
Comprehensive income attributable to The GEO Group, Inc.	$169,886	$145,917	$152,608

THE GEO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2019 and 2018

	2019	2018
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$32,463	$31,255
Restricted cash and investments	32,418	51,678
Accounts receivable, less allowance for doubtful accounts of $3,195 and $4,183, respectively	430,982	445,526
Contract receivable, current portion	11,199	15,535
Prepaid expenses and other current assets	40,716	57,768
Total current assets	547,778	601,762
Restricted Cash and Investments	30,923	22,431
Property and Equipment, Net	2,144,722	2,158,610
Contract Receivable	360,647	368,178
Operating Lease Right-of-Use Assets, Net	121,527	—
Assets Held for Sale	6,059	2,634
Deferred Income Tax Assets	36,278	29,924
Goodwill	776,356	776,359
Intangible Assets, Net	210,070	232,360
Other Non-Current Assets	83,174	65,860
Total Assets	$4,317,534	$4,258,118
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$99,232	$93,032
Accrued payroll and related taxes	54,672	76,009
Accrued expenses and other current liabilities	191,608	204,170
Operating lease liabilities, current portion	26,208	—
Current portion of finance lease liabilities, long-term debt and non-recourse debt	24,208	332,027
Total current liabilities	395,928	705,238
Deferred Income Tax Liabilities	19,254	13,681
Other Non-Current Liabilities	88,526	82,481
Operating Lease Liabilities	97,291	—
Finance Lease Obligations	2,954	4,570
Long-Term Debt	2,408,297	2,397,227
Non-Recourse Debt	309,236	15,017
Commitments and Contingencies (Note 18)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 187,500,000 shares authorized, 125,435,573 and 124,794,986 issued and 121,225,319 and 120,584,732 outstanding, respectively	1,254	1,248
Additional paid-in capital	1,230,865	1,210,916
Distributions in excess of earnings	(119,779)	(52,868)
Accumulated other comprehensive loss	(20,335)	(23,618)
Treasury stock, 4,210,254 and 4,210,254 shares, at cost, respectively	(95,175)	(95,175)
Total shareholders’ equity attributable to The GEO Group, Inc.	996,830	1,040,503
Noncontrolling interests	(782)	(599)
Total shareholders’ equity	996,048	1,039,904
Total Liabilities and Shareholders’ Equity	$4,317,534	$4,258,118

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	(In thousands)
Cash Flow from Operating Activities:
Net Income	$166,412	$144,827	$146,024
Net loss attributable to noncontrolling interests	191	262	217
Net income attributable to The GEO Group, Inc.	166,603	145,089	146,241
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by (used in) operating activities:
Depreciation and amortization expense	130,825	126,434	124,297
Deferred tax provision (benefit)	(588)	1,230	12,238
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	8,609	8,856	16,540
Stock-based compensation	22,344	22,049	19,844
Loss on extinguishment of debt	4,795	—	—
Provision for doubtful accounts	190	823	2,456
Equity in earnings of affiliates, net of tax	(9,532)	(9,627)	(12,045)
Loss on sale/disposal of property and equipment	5,576	4,236	1,520
Loss on assets held for sale	1,083	—	—
Dividends received from unconsolidated joint ventures	10,312	11,846	6,132
Changes in assets and liabilities, net of acquisition:
Changes in accounts receivable, prepaid expenses and other assets	(8,391)	(66,101)	20,938
Changes in contract receivable	(4,355)	(2,049)	40,515
Changes in accounts payable, accrued expenses and other liabilities	10,672	31,689	2,366
Net cash provided by operating activities	338,143	274,475	381,042
Cash Flow from Investing Activities:
Acquisition of CEC, cash consideration, net of cash acquired	—	—	(353,556)
Proceeds from sale of property and equipment	414	2,077	3,460
Insurance proceeds - damaged property	19,310	1,438	2,754
Proceeds from sale of assets held for sale	823	3,797	—
Change in restricted cash and investments	(7,440)	(129)	(4,507)
Capital expenditures	(117,244)	(195,666)	(148,406)
Net cash used in investing activities	(104,137)	(188,483)	(500,255)
Cash Flow from Financing Activities:
Payments on long-term debt	(513,219)	(282,358)	(1,140,788)
Proceeds from long term debt	521,370	502,998	1,389,084
Payments on non-recourse debt	(335,116)	(18,544)	(307,414)
Proceeds from non-recourse debt	321,102	—	181,658
Taxes paid related to net share settlements of equity awards	(4,179)	(3,820)	(4,142)
Debt issuance costs	(9,856)	(990)	(9,542)
Payments for purchase of treasury shares	—	(95,175)	—
Proceeds from stock options exercised	1,258	1,887	6,962
Proceeds from issuance of common stock in connection with ESPP	532	534	497
Issuance of common stock in connection with public offering	—	—	275,867
Dividends paid	(232,546)	(229,498)	(227,463)
Net cash (used in) provided by financing activities	(250,654)	(124,966)	164,719
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(352)	(10,099)	(2,318)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(17,000)	(49,073)	43,188
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	84,472	133,545	90,357
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$67,472	$84,472	$133,545
Supplemental Disclosures
Cash paid during the year for:
Income taxes	$11,160	$8,035	$13,809
Interest	$135,579	$133,566	$115,354
Non-cash investing and financing activities:
Right-of-use assets obtained from operating lease liabilities upon adoption of new lease standard - Refer to 14 - Leases	$147,000	$—	$—
Right-of-use assets obtained from operating lease liabilities (subsequent to initial adoption)	$12,223	$—	$—
Capital expenditures in accounts payable and accrued expenses	$11,049	$15,253	$13,039
The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2019, 2018 and 2017

	GEO Group Inc. Shareholders							Noncontrolling Interest	Total Shareholders’ Equity
	Common Stock				Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Number of Shares	Amount	Additional Paid-In Capital	(Distributions in Excess of Earnings/Earnings in Excess of Distributions		Number of Shares	Amount
	(In thousands)
Balance, January 1, 2017	112,548	$1,125	$891,993	$112,763	$(30,825)	—	$—	$(99)	$974,957
Proceeds from stock options exercised	358	4	6,958	—	—	—	—	—	6,962
Tax benefit related to equity compensation	—	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	19,844	—	—	—	—	—	19,844
Shares withheld for net settlements of share-based awards [2]	(136)	(1)	(4,141)	—	—	—	—	—	(4,142)
Restricted stock granted	933	9	(9)	—	—	—	—	—	—
Restricted stock canceled	(65)	(1)	1	—	—	—	—	—	—
Dividends - paid	—	—	—	(227,463)	—	—	—	—	(227,463)
Issuance of common stock under prospectus supplement	10,350	104	275,763	—	—	—	—	—	275,867
Purchase of treasury shares	—	—	—	—	—	—	—	—	—
Issuance of common stock (ESPP)	20	—	497	—	—	—	—	—	497
Net income (loss)	—	—	—	146,241	—	—	—	(217)	146,024
Other comprehensive income	—	—	—	—	6,379	—	—	(6)	6,373
Balance, December 31, 2017	124,008	$1,240	$1,190,906	$31,541	$(24,446)	—	$—	$(322)	$1,198,919
Proceeds from stock options exercised	103	1	1,886	—	—	—	—	—	1,887
Stock based compensation expense	—	—	22,049	—	—	—	—	—	22,049
Shares withheld for net settlements of share-based awards [2]	(173)	(2)	(3,818)	—	—	—	—	—	(3,820)
Restricted stock granted	906	9	(9)	—	—	—	—	—	—
Restricted stock canceled	(73)	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	(229,498)	—	—	—	—	(229,498)

Purchase of treasury shares	(4,210)	—	—	—	—	4,210	(95,175)	—	(95,175)
Issuance of common stock (ESPP)	24	—	534	—	—	—	—	—	534
Other adjustments to Additional Paid-In-Capital [1]	—	—	(632)	—	—	—	—	—	(632)
Net income (loss)	—	—	—	145,089	—	—	—	(262)	144,827
Other comprehensive income (loss)	—	—	—	—	828	—	—	(15)	813
Balance, December 31, 2018	120,585	$1,248	$1,210,916	$(52,868)	$(23,618)	4,210	$(95,175)	$(599)	$1,039,904
Proceeds from stock options exercised	78	—	1,258	—	—	—	—	—	1,258
Stock based compensation expense	—	—	22,344	—	—	—	—	—	22,344
Shares withheld for net settlements of share-based awards [2]	(198)	(2)	(4,177)	—	—	—	—	—	(4,179)
Restricted stock granted	788	8	(8)	—	—	—	—	—	—
Restricted stock canceled	(58)	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	(232,546)	—	—	—	—	(232,546)
Purchase of treasury shares	—	—	—	—	—	—	—	—	—
Issuance of common stock (ESPP)	30	—	532	—	—	—	—	—	532
Transition adjustment for accounting standard adoption [3]	—	—	—	(968)	968	—	—	—	—
Net income (loss)	—	—	—	166,603	—	—	—	(191)	166,412
Other comprehensive income (loss)	—	—	—	—	2,315	—	—	8	2,323
Balance, December 31, 2019	121,225	$1,254	$1,230,865	$(119,779)	$(20,335)	4,210	$(95,175)	$(782)	$996,048

[1] Represents a cumulative-effect adjustment upon adoption of ASU No. 2016-16, "Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory." Refer to Note 1 - Summary of Business Organization, Operations and Significant Accounting Policies - Recent Accounting Pronouncements for further information.

[2] During the years ended December 31, 2019, 2018 and 2017, the Company withheld shares through net share settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees.

[3] On January 1, 2019, the Company adopted Accounting Standard Update ("ASU") No. 2018-02 "Income Statement-Reporting Comprehensive Income-Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". Refer to Note 1 - Summary of Business Organization, Operations and Significant Accounting Policies - Recent Accounting Pronouncements for further information.
The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2019, 2018 and 2017

1.	Summary of Business Organization, Operations and Significant Accounting Policies

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) is a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of secure facilities, processing centers and reentry centers in the United States, Australia, South Africa and the United Kingdom. The Company owns, leases and operates a broad range of facilities including maximum, medium and minimum security facilities, processing centers, as well as community based reentry facilities and offers an expanded delivery of rehabilitation services under its 'GEO Continuum of Care' platform. The 'GEO Continuum of Care' platform integrates enhanced rehabilitative programs, which are evidence-based and include cognitive behavioral treatment and post-release services, and provides academic and vocational classes in life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). As of December 31, 2019, GEO's worldwide operations included the ownership and/or management of approximately 95,000 beds at 129 secure and community services facilities, including idle facilities and projects under development, and also includes the provision of community supervision services for more than 210,000 offenders and pretrial defendants, including approximately 100,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.
GEO, which has been in operation since 1984, began operating as a REIT for federal income tax purposes effective January 1, 2013. As a result of the REIT conversion, GEO reorganized its operations and moved non-real estate components into taxable REIT subsidiaries (“TRSs”). Through the TRS structure, the portion of GEO's businesses which are non-real estate related, such as its managed-only contracts, international operations, electronic monitoring services, and other non-residential and community based facilities, are part of wholly-owned taxable subsidiaries of the REIT. Most of GEO's business units, which are real estate related and involve company-owned and company-leased facilities, are part of the REIT. The TRS structure allows the Company to maintain the strategic alignment of all of its diversified business segments under one entity. The TRS assets and operations will continue to be subject to federal and state corporate income taxes and to foreign taxes as applicable in the jurisdictions in which those assets and operations are located.
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The significant accounting policies of the Company are described below.
Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The equity method of accounting is used for investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence but not control. The Company reports South Africa Custodial Services ("SACS") and its 50% owned joint venture in the United Kingdom, GEOAmey, under the equity method of accounting. Noncontrolling interests in consolidated entities represent equity that other investors have contributed to South Africa Custodial Management ("SACM"). Non-controlling interests are adjusted for income and losses allocable to the other shareholders in these entities. All significant intercompany balances and transactions have been eliminated.
Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported results of operations.
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
Dividends
As a REIT, the Company is required to distribute annually at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain). The amount, timing and frequency of future distributions, however, will be at the sole discretion of the Company's Board of Directors and will be declared based upon various factors, many of which are beyond the Company's control, including, the Company's financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in the Company's existing and future debt instruments, limitations on the Company's ability to fund distributions using cash generated through our TRSs and other factors that the Company's Board of Directors may deem relevant. The Company began paying regular REIT distributions in 2013. Refer to Note 3- Shareholders’ Equity.
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
Cash and Cash Equivalents
Cash and cash equivalents include all interest-bearing deposits or investments with original maturities of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States, Australia, South Africa and the United Kingdom. As of December 31, 2019 and 2018, the Company had $20.6 million and $18.9 million in cash and cash equivalents held by its international subsidiaries, respectively.

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
Accounts Receivable
Accounts receivable consists primarily of trade accounts receivable due from federal, state, local and international government agencies for operating and managing secure facilities, providing youth and community-based services, providing electronic monitoring and supervision services, providing construction and design services and providing residential and transportation services. The Company generates receivables with its governmental clients and with other parties in the normal course of business as a result of billing and receiving payment. The Company regularly reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company also performs ongoing credit evaluations for some of its customers’ financial conditions and generally does not require collateral. Generally, the Company receives payment for these services thirty to sixty days in arrears. However, certain of the Company’s accounts receivable are paid by customers after the completion of their program year and therefore can be aged in excess of one year. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. Actual write-offs are charged against the allowance when collection efforts have been unsuccessful. As of December 31, 2019 and 2018, $0.4 million and $2.3 million, respectively, of the Company's trade receivables were considered to be long-term and are classified as Other Non-Current Assets in the accompanying Consolidated Balance Sheets.

Note Receivable from Joint Venture
In May 2011, the GEO Group UK Limited, the Company’s subsidiary in the United Kingdom (“GEO UK”), extended a non-revolving line of credit facility to GEOAmey for the purpose of funding mobilization costs and on-going start up and operations in the principal amount of £12 million. Amounts under the line of credit were drawn down in multiple advances up to the principal amount and accrued interest at the base rate of the Bank of England plus 0.5% with the principal amount due on demand. The Company recognized interest income on its notes receivable as it is earned. In October 2018, the note receivable to each joint venture was paid off in full.

Contract Receivable

The Company's Australian subsidiary has recorded a contract receivable in connection with the construction of a 1,300-bed detention facility in Ravenhall, Australia for the State of Victoria. The contract receivable represents costs incurred and estimated earnings in excess of billings and is recorded at net present value based on the timing of expected future settlement. Refer to Note 7 - Contract Receivable for further information.

Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31, 2019	December 31, 2018	December 31, 2017
Cash and Cash Equivalents	$32,463	$31,255	$81,377
Restricted cash and cash equivalents - current	32,418	51,678	44,932
Restricted cash and investments - non-current	30,923	22,431	27,999
Less Restricted investments - non-current	(28,332)	(20,892)	(20,763)
Total cash, cash equivalents and restricted cash and cash equivalents shown in the statement of cash flows	$67,472	$84,472	$133,545

Amounts included in restricted cash and cash equivalents are attributable to certain contractual cash restriction requirements at the Company's wholly owned Australian subsidiary related to non-recourse debt and asset replacement funds contractually required to be maintained and other guarantees. Restricted investments - non-current (included in Restricted Cash and Investments in the accompanying consolidated balance sheets) consists of the Company's rabbi trust established for employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and is not considered to be a restricted cash equivalent. Refer to Note 10 - Financial Instruments.

Prepaid expenses and Other Current Assets

    Prepaid expenses and other current assets include assets that are expected to be realized within the next fiscal year. Included in the balance at December 31, 2019 is approximately $3.3 million of federal, state and international tax overpayments that will be applied against estimated tax payments due in 2020. Included in the balance at December 31, 2018 is approximately $6.1 million of federal, state and international tax overpayments that were applied against tax payments in 2019.

Property and Equipment
Property and equipment are stated at cost, less accumulated amortization and depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 50 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. The Company performs ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the assessment indicates that assets will be used for a longer or shorter period than previously anticipated, the useful lives of the assets are revised, resulting in a change in estimate. The Company has not made any such changes in estimates during the years ended December 31, 2019, 2018 and 2017. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of company-owned secure facilities. Cost for self-constructed secure facilities includes direct materials and labor, capitalized interest and certain other indirect costs associated with construction of the facility, such as property taxes, other indirect labor and related benefits and payroll taxes. The Company begins the capitalization of costs during the pre-construction phase, which is the period during which costs are incurred to evaluate the site, and continues until the facility is substantially complete and ready for occupancy. Labor costs capitalized for the years ended December 31, 2019, 2018 and 2017 were not significant. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Refer to Note 6 - Property and Equipment.
Assets Held for Sale
As of December 31, 2019, the Company had four properties classified as held for sale included in it's GEO Care segment in the accompanying consolidated balance sheet. The Company classifies a long-lived asset (disposal group) as held for sale in the period in which all of the following criteria are met (i) Management, having the authority to approve the action, commits to a plan to sell the asset (disposal group), (ii) the asset (disposal group) is available for immediate sale in its present condition subject only to the terms that are usual and customary for sales of such assets (disposal groups), (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated, (iv) the sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale, within one year, except as permitted, (v) the asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company records assets held for sale at the lower of cost or estimated fair value and estimates fair value by using third party appraisers or other valuation techniques. The Company does not record depreciation for assets held for sale. Any gain or loss on the sale of operating assets is included in the operating income of the reportable segment to which it relates.
The properties that are classified as held for sale at December 31, 2019 are a parcel of undeveloped land in Hobart, Indiana, two idle reentry facilities acquired from Community Education Centers ("CEC") and one idle youth facility. At December 31, 2019, the aggregate carrying values of these properties was approximately $6.1 million. At December 31, 2018, the Company had two properties that were classified as held for sale which consisted of a parcel of undeveloped land in Hobart, Indiana and an idle reentry facility acquired from CEC. At December 31, 2018, the aggregate carrying value of the properties was approximately $2.6 million.

Asset Impairments
The Company had property and equipment, net of $2.1 billion and $2.2 billion as of December 31, 2019 and 2018, respectively, including approximately 700 vacant beds with a net book value of approximately $12 million at December 31, 2019 at one of its idle facilities in the Secure Services segment that it is currently marketing to potential customers. Also, in its GEO Care segment, the Company is currently marketing approximately 400 vacant beds with a net book value of approximately $9.0 million at December 31, 2019 at one of its idle facilities to potential customers.
The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur that might impair recovery of long-lived assets such as the termination of a management contract or a prolonged decrease in population. If impairment indicators are present, the Company performs a recoverability test to determine whether or not an impairment loss should be measured.
The Company tests idle facilities for impairment upon notification that the facilities will no longer be utilized by the customer. If a long-lived asset is part of a group that includes other assets, the unit of accounting for the long-lived asset is its group. Generally, the Company groups assets by facility for the purpose of considering whether any impairment exists. The estimates of recoverability are based on projected undiscounted cash flows associated with actual marketing efforts where available or, in other instances, projected undiscounted cash flows that are comparable to historical cash flows from management contracts at similar facilities and sensitivity analyses that consider reductions to such cash flows. The Company's sensitivity analyses include adjustments to projected cash flows compared to the historical cash flows due to current business conditions which impact per diem rates as well as labor and other operating costs, changes related to facility mission due to changes in prospective clients, and changes in projected capacity and occupancy rates. The Company also factors in prolonged periods of vacancies as well as the time and costs required to ramp up facility population once a contract is obtained. The Company performs the impairment analysis on an annual basis for each of the idle facilities and takes into consideration updates each quarter for market developments affecting the potential utilization of each of the facilities in order to identify events that may cause the Company to reconsider the most recent assumptions. Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than the terms used in the Company's most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact the Company's ability to house certain types of individuals at such facility. Further, a substantial increase in the number of available beds at other facilities the Company owns, or in the marketplace, could lead to deterioration in market conditions and projected cash flows. Although they are not frequently received, an unsolicited offer to purchase any of the Company's idle facilities, at amounts that are less than their carrying value could also cause the Company to reconsider the assumptions used in the most recent impairment analysis. The Company has identified marketing prospects to utilize each of the remaining currently idled facilities and has determined that no current impairment exists. However, the Company can provide no assurance that it will be able to secure management contracts to utilize its idle facilities, or that it will not incur impairment charges in the future. In all cases, the projected undiscounted cash flows in our analysis as of December 31, 2019 substantially exceeded the carrying amounts of each facility.
The Company's evaluations also take into consideration historical experience in securing new facility management contracts to utilize facilities that had been previously idled for periods comparable to or in excess of the periods the Company's currently idle facilities have been idle. Such previously idled facilities are currently being operated under contracts that generate cash flows resulting in the recoverability of the net book value of the previously idled facilities by substantial amounts. Due to a variety of factors, the lead time to negotiate contracts with federal and state agencies to utilize idle bed capacity is generally lengthy which has historically resulted in periods of idleness similar to the ones the Company is currently experiencing.
By their nature, these estimates contain uncertainties with respect to the extent and timing of the respective cash flows due to potential delays or material changes to forecasted terms and conditions in contracts with prospective customers that could impact the estimate of projected cash flows. Notwithstanding the effects the current economy has had on the Company's customers' for available beds in the short term which has led to its decision to idle certain facilities, the Company believes the long-term trends favor an increase in the utilization of its idle facilities. This belief is also based on the Company's experience in working with governmental agencies faced with significant budgetary challenges which is a primary contributing factor to the lack of appropriated funding to build new bed capacity by federal and state agencies.
Assets Held under Finance Leases
Assets held under finance leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is recognized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease and is included in depreciation expense.
Goodwill and Other Intangible Assets
Goodwill
The Company has recorded goodwill as a result of its business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. The Company's goodwill is not amortized and is tested for impairment annually on the first day of the fourth quarter, and whenever events or circumstances arise that indicate impairment may have occurred. Impairment testing is performed for all reporting units that contain goodwill. The reporting units are the same as the reportable segment for U.S. Secure Services and are at the operating segment level for GEO Care.
On the annual measurement date of October 1, 2019, the Company's management elected to qualitatively assess the Company's goodwill for impairment for all of its reporting units. Under provisions of the qualitative analysis, when testing goodwill for impairment, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a quantitative impairment test to identify goodwill impairment and measures the amount of goodwill impairment loss to be recognized, if any. The qualitative factors used by the Company’s management to determine the likelihood that the fair value of the reporting unit is less than the carrying amount include, among other things, a review of overall economic conditions and their current and future impact on the Company’s existing business, the Company’s financial performance and stock price, industry outlook and market competition. With respect to the qualitative assessments, management determined that, as of October 1, 2019, it was more likely than not that the fair values of the reporting units exceeded their carrying values.
Other Intangible Assets

The Company has also recorded other finite and indefinite lived intangible assets as a result of previously completed business combinations. Other acquired finite and indefinite lived intangible assets are recognized separately if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the Company’s intent to do so. The Company’s intangible assets include facility management contracts, trade names and technology. The facility management contracts represent customer relationships in the form of management contracts acquired at the time of each business combination; the value of BI’s and Protocol Criminal Justice, Inc.'s ("Protocol") trade names represent, among other intangible benefits, name recognition to its customers and intellectual property rights; and the acquired technology represents BI’s innovation with respect to its GPS tracking, monitoring, radio frequency monitoring, voice verification monitoring and alcohol compliance systems, Protocol's innovation with respect to its customer relationship management software and Soberlink, Inc.'s innovation with respect to its alcohol monitoring devices. When establishing useful lives, the Company considers the period and the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up; or, if that pattern cannot be reliably determined, using a straight-line amortization method over a period that may be shorter than the ultimate life of such intangible asset. The Company also considers the impact of renewal terms when establishing useful lives. The Company currently amortizes its acquired facility management contracts over periods ranging from three to twenty-one years and its acquired technology over seven years to eight years. There is no residual value associated with the Company’s finite-lived intangible assets. The Company reviews its trade name assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company does not amortize its indefinite lived intangible assets. The Company reviews its indefinite lived intangible assets annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. These reviews resulted in no impairment to the carrying value of the indefinite lived intangible assets for all periods presented. The Company records the costs associated with renewal and extension of facility management contracts as expenses in the period they are incurred.

Internal-Use Software
Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful lives of the software. Costs related to design or maintenance of internal-use software are expensed as incurred. As of December 31, 2019 and 2018, included in Property and Equipment, Net is approximately $14.2 million and $16.3 million of capitalized internal-use software costs, respectively.

Debt Issuance Costs
Debt issuance costs, net of accumulated amortization of $50.8 million and $65.7 million, totaling $30.5 million and $31.1 million at December 31, 2019 and 2018, respectively, are included in Long-Term Debt, Non-Recourse Debt and Other Non-Current Assets in the accompanying Consolidated Balance Sheets and are amortized to interest expense using the effective interest method over the term of the related debt.

Variable Interest Entities
The Company evaluates its joint ventures and other entities in which it has a variable interest (a “VIE”), generally in the form of investments, loans, guarantees, or equity in order to determine if it has a controlling financial interest and is required to consolidate the entity as a result. The reporting entity with a variable interest that provides the entity with a controlling financial interest in the VIE will have both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (ii) the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
The Company does not consolidate its 50% owned South African joint venture interest in SACS, a VIE. SACS joint venture investors are GEO and Kensani Corrections, Pty. Ltd (an independent third party); each partner owns a 50% share. The Company has determined it is not the primary beneficiary of SACS since it does not have the power to direct the activities of SACS that most significantly impact its performance. As such, the Company's investment in this entity is accounted for under the equity method of accounting. SACS was established and subsequently, in 2001, was awarded a 25-year contract to design, finance and build the Kutama Sinthumule Correctional Centre in Louis Trichardt, South Africa. To fund the construction of the prison, SACS obtained long-term financing from its equity partners and lenders, the repayment of which is fully guaranteed by the South African government, except in the event of default, in which case the government guarantee is reduced to 80%. The Company's maximum exposure for loss under this contract is limited to its investment in the joint venture of $12.3 million at December 31, 2019 and its guarantees related to SACS are discussed in Note 13 - Debt.
The Company does not consolidate its 50% owned joint venture in the United Kingdom. In February 2011, GEO UK, executed a Shareholders Agreement (the “Shareholders Agreement”) with Amey Community Limited (“Amey”) and Amey UK PLC (“Amey Guarantor”) to form GEOAmey, a private company limited by shares incorporated in England and Wales. GEOAmey was formed by GEO UK and Amey (an independent third party) for the purpose of performing prisoner escort and related custody services in England and Wales. In order to form this private company, GEOAmey issued share capital of £100 divided into 100 shares of £1 each and allocated the shares 50/50 to GEO UK and Amey. GEO UK and Amey each have three directors appointed to the Board of Directors and neither party has the power to direct the activities that most significantly impact the performance of GEOAmey. As such, the Company's investment in this entity is accounted for under the equity method of accounting. Both parties provided lines of credit of £12.0 million to ensure that GEOAmey could comply with future contractual commitments related to the performance of its operations. In October 2018, the note receivable to each joint venture partner was paid off in full.
Fair Value Measurements
The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (“exit price”). The Company carries certain of its assets and liabilities at fair value, measured on a recurring basis, in the accompanying Consolidated Balance Sheets. The Company also has certain assets and liabilities which are not carried at fair value in its accompanying Consolidated Balance Sheets and discloses the fair value measurements compared to the carrying values as of each balance sheet date. The Company’s fair value measurements are disclosed in Note 10 - Financial Instruments and Note 11 - Fair Value of Assets and Liabilities. The Company establishes fair value of its assets and liabilities using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels which distinguish between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The level in the fair value hierarchy within which the respective fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities. Level 2 inputs are other than quotable market prices included in Level 1 that are observable for the asset or liability either directly or indirectly through corroboration with observable market data. Level 3 inputs are unobservable inputs for the assets or liabilities that reflect management’s own assumptions about the assumptions market participants would use in pricing the asset or liability. The Company recognizes transfers between Levels 1, 2 and 3 as of the actual date of the event or change in circumstances that cause the transfer.
Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers" using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. The adoption of this standard did not result in a significant change to the Company's historical revenue recognition policies and there were no significant adjustments that required a cumulative adjustment to retained earnings upon transition.

Revenue is recognized when control of the promised goods or services is transferred to GEO's customers, in an amount that reflects the consideration GEO expects to be entitled to in exchange for those goods or services. Sales, value added and other taxes GEO collects concurrent with revenue producing activities and that are subsequently remitted to governmental authorities are excluded from revenues.  The guidance distinguishes between goods and services. The definition of services under the guidance includes everything other than goods. As such, in the case of GEO, this guidance views the provision of housing as a service.

When a contract includes variable consideration, GEO determines an estimate of the variable consideration and evaluates whether the estimate needs to be constrained; therefore, GEO includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration estimates are updated at each reporting date. A limited number of GEO's domestic contracts have provisions upon which a small portion of the revenue for the contract is based on the performance of certain targets. Domestically, revenue based on the performance of certain targets is less than 1% of the Company's consolidated domestic revenues and was not significant during the periods presented. One of GEO's international contracts, related to its Ravenhall facility (discussed further below), contains a provision where a significant portion of the revenue for the contract is based on the performance of certain targets. These performance targets are based on specific criteria to be met over specific periods of time. Such criteria includes the Company's ability to achieve certain contractual benchmarks relative to the quality of service it provides, non-occurrence of certain disruptive events, effectiveness of its quality control programs and its responsiveness to customer requirements. The performance of these targets are measured quarterly and there was no significant constraint on the estimate of such variable consideration for this contract during the years ended December 31, 2019 and 2018.

GEO does not disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which GEO has the right to invoice for services performed, which is generally the case for all of GEO's contracts. Incidental items that are immaterial in the context of the contract are recognized as expense. GEO generally does not incur incremental costs related to obtaining a contract with its customers that would meet the requirement for capitalization. There were no assets recognized from costs to obtain a contract with a customer at December 31, 2019 or 2018.

The timing of revenue recognition may differ from the timing of invoicing to customers. GEO records a receivable when services are performed which are due from its customers based on the passage of time. GEO records a contract liability if consideration is received in advance of the performance of services. Generally, GEO's customers do not provide payment in advance of the performance of services. Therefore, any contract liability is not significant at December 31, 2019 or 2018. Revenue recognized during the years ended December 31, 2019 and 2018 that was included in the opening balance of unearned revenue was not significant. There have been no significant amounts of revenue recorded in the periods presented from performance obligations either wholly or partially satisfied in prior periods.

The right to consideration under GEO's contracts is only dependent on the passage of time and is therefore considered to be unconditional. Payment terms and conditions vary by contract type, although, with the exception of the contract receivable related to GEO's Ravenhall facility (further discussed below), terms generally include a requirement of payment within 30 days after performance obligations are satisfied and generally do not include a significant financing component. There have been no significant changes in receivables or unearned revenue balances during the periods other than regular invoicing and collection activity.

The following table disaggregates GEO's revenue by major source and also provides a reconciliation with revenue information disclosed for reportable segments in Note 16 - Business Segments and Geographic Information:

	Year Ended December 31, 2019 (in thousands)
	U.S. Secure Services	GEO Care	International	Facility Construction and Design	Total
Owned and Leased: Secure Services	$1,228,299	$—	$—	$—	$1,228,299
Owned and Leased: Community-based	—	176,001	—	—	176,001
Owned and Leased: Youth Services	—	87,189	—	—	87,189
Managed Only	373,380	5,523	232,016	—	610,919
Facility Construction and Design	—	—	—	29,978	29,978
Non-residential Services and Other	—	345,536	—	—	345,536
Total Revenues	$1,601,679	$614,249	$232,016	$29,978	$2,477,922

	Year Ended December 31, 2018 (in thousands)
	U.S. Secure Services	GEO Care	International	Facility Construction and Design	Total
Owned and Leased - Secure Services	$1,110,749	$—	$—	$—	$1,110,749
Owned and Leased - Community-based	—	170,805	—	—	170,805
Owned and Leased - Youth Services	—	91,824	—	—	91,824
Managed Only	382,224	4,981	253,874	—	641,079
Facility Construction and Design	—	—	—	4,226	4,226
Non-residential Services and Other	—	312,703	—	—	312,703
Total Revenues	$1,492,973	$580,313	$253,874	$4,226	$2,331,386

	Year Ended December 31, 2017 (in thousands)
	U.S Secure Services	GEO Care	International	Facility Construction and Design	Total
Owned and Leased - Secure Services	$1,055,254	$—	$—	$—	$1,055,254
Owned and Leased - Community-based	—	149,619	—	—	149,619
Owned and Leased - Youth Services	—	88,184	—	—	88,184
Managed Only	382,790	3,495	195,806	—	582,091
Facility Construction and Design	—	—	—	115,404	115,404
Non-residential services and Other	—	272,868	—	—	272,868
Total Revenues	$1,438,044	$514,166	$195,806	$115,404	$2,263,420

Owned and Leased - Secure Services

GEO recognizes revenue for secure housing services where GEO owns or leases the facility as services are performed. GEO provides for the safe and secure housing and care of incarcerated individuals under public-private partnerships with federal, state and local government agencies. This includes providing 24-hour care and supervision, including but not limited to, such services as medical, transportation, food service, laundry services and various programming activities. These tasks are considered to be activities to fulfill the safe and secure housing performance obligation and are not considered to be individually separate promises in the contract. Each of these activities is highly interrelated and GEO performs a significant level of integration of these activities. GEO has identified these activities as a bundle of services and determined that each day of the promised service is distinct. The services provided are part of a series of distinct services that are substantially the same and are measured using the same measure of progress (time-based output method). GEO has determined that revenue for these services are recognized over time as it's customers simultaneously receive and consume the benefits as the services are performed, which is on a continual daily basis, and GEO has a right to payment for performance completed to date. Time-based output methods of revenue recognition are considered to be a faithful depiction of GEO's efforts to fulfill its obligations under its contracts and therefore reflect the transfer of services to its customers. GEO's customers generally pay for these services based on a net rate per day per individual or on a fixed monthly rate.

Owned and Leased - Community-based

GEO recognizes revenue for community-based reentry services where GEO owns or leases the facility in a manner similar to its secure services discussed above. GEO provides individuals nearing the end of their sentence with the resources necessary to productively transition back into society. Through its residential reentry centers, GEO provides federal and state parolees and probationers with temporary housing, rehabilitation, substance abuse counseling and vocational and educational programs. These activities are considered to be a bundle of services which are a part of a series of distinct services recognized over time based on the same criteria as discussed above for secure services revenues. GEO's customers also generally pay for these services based on a net rate per day per individual or on a fixed monthly rate.

Owned and Leased - Youth Services

GEO recognizes revenues for youth services where GEO owns or leases the facility in the same manner as discussed above for the housing, supervision, care and rehabilitation of troubled youth residents. The activities to house and care for troubled youth residents are also considered to be a bundle of services which are part of a series of distinct services recognized over time based on the same criteria discussed for the previous two revenue streams. GEO's customers generally pay for these services based on a net rate per day per individual.

Managed Only

GEO recognizes revenue for its managed only contracts in the same manner as its Owned and Leased Secure Services and Owned and Leased Community-based contracts as discussed above. The primary exception is that GEO does not own or lease the facility. The facility is owned by the customer. In certain circumstances, GEO's customers may request that GEO make certain capital improvements to the facility or make other payments related to the facility. These payments are amortized as a reduction of revenues over the life of the contract. GEO's customers generally pay for these services based on a net rate per day per individual or a fixed monthly rate.

Facility Construction and Design

Facility Construction and Design revenues during the year ended December 31, 2017 consisted of one contract with the Department of Justice in the State of Victoria (the “State”) for the development and operation of a new 1,300-bed secure facility (the “Facility”) in Ravenhall, a locality near Melbourne, Australia. The Facility was completed during the fourth quarter of 2017 and GEO is currently managing the Facility under a 25-year management contract. There were no facility construction and design revenues related to the Facility during the years ended December 31, 2019 or 2018. GEO's promise to design and construct the Facility was considered to be a separate and distinct performance obligation from the management obligation which includes the safe and secure housing, care and programming activities for incarcerated individuals similar to the secure services discussed above. For the obligation to manage the Facility, GEO determined revenue should be recorded over time using a time-based output method based on the same criteria as discussed above for secure services. Fees included and priced in the contract for managing the Facility are considered to be stated at their individual estimated stand-alone selling prices using the adjusted market assessment approach. These services are regularly provided by GEO on a stand-alone basis to similar customers within a similar range of amounts. GEO used the expected cost plus margin approach to allocate the transaction price to the construction obligation. GEO was entitled under the contract to receive consideration in the amount of its costs plus a margin.

During the design and construction phase, GEO determined that revenue should be recorded over time and applied cost based input methods using the actual costs incurred relative to the total estimated costs (percentage of completion basis) to determine progress towards contract completion and to calculate the corresponding amount of revenue and gross profit to recognize. Cost based input methods of revenue recognition are considered to be a faithful depiction of GEO's efforts to satisfy long-term construction contracts and therefore reflect the transfer of goods to the customer as the customer controls the work in progress as the Facility is constructed. Cost based input methods of revenue recognition also require GEO to make estimates of net contract revenues and costs to complete the project. Significant judgment was required to evaluate the costs to complete the project, including materials, labor, contingencies and other costs. If estimated total costs on the contract are greater than the net contract revenues, the entire estimated loss on the contract is recognized in the period the loss becomes known. The cumulative effect of revisions to estimates related to net contract revenues or costs to complete are recorded in the period in which the revisions to estimates are identified and the amounts can be reasonably estimated. Typically, the Company enters into fixed price contracts and does not perform additional work unless approved change orders are in place. Costs attributable to unapproved change orders are expensed in the period in which the costs are incurred if the Company believes that it is not probable that the costs will be recovered through a change in the contract price. If the Company believes that it is probable that the costs will be recovered through a change in the contract price, costs related to unapproved change orders are expensed in the period in which they are incurred, and contract revenue is recognized to the extent of the costs incurred. Revenue in excess of the costs attributable to unapproved change orders is not recognized until the change order is approved. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. For the periods presented, there were no changes in job performance, job conditions and estimated profitability that required a revision to the estimated costs and income recorded.

GEO was the primary developer of the project and subcontracted with a bonded international design and build contractor to design and construct the Facility. As the primary contractor for the project, GEO determined that it was primarily responsible for fulfilling the promise to develop and provide the Facility to the State, including overall responsibility for the acceptability of the project in meeting the State's specifications. Therefore, GEO was considered to be a principal in the transaction and construction revenues and construction costs were recorded on a gross basis.

The cost of the project during the design and construction phase was funded by debt financing along with a capital contribution by GEO which was made in January 2017. GEO's promise to provide the equity contribution was considered to be a separate and distinct performance obligation that is separate from the construction and facility management obligations. The contribution represents a significant financing element which provided a benefit to the State. Costs incurred and estimated earnings in excess of billings were classified as contract receivable in the accompanying consolidated balance sheets. The contract receivable was partially satisfied through a State contribution, which was made in November 2017 upon commercial acceptance of the Facility, and by quarterly payments to be made over the 25-year operating phase. The timing of these payments provide the State with a significant benefit of financing for the Facility as the payments by the State occur significantly after performance (construction of the Facility). Therefore, the contract receivable has been recorded at net present value based on the timing of expected future settlement. Interest income is calculated using an effective interest rate of 8.97% and has been presented separately from facility design and construction revenue. Interest income also includes an equity return for GEO's capital contribution.

During 2019 and 2018, the Company had facility construction & design services related to an expansion project at its Fulham Correctional Centre in Australia which is expected to be completed in the third quarter of 2020. Revenues have been recorded under the same methodology as discussed above.

Non-residential Services and Other

Non-residential Services and Other revenue consists of the Company's contracts with federal and various state and local governments to provide location, alcohol and drug detecting electronic monitoring and case management services to individuals on an as needed or as requested basis. This category also includes the Company's day reporting centers.

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

Certain of the Company's electronic monitoring contracts include providing monitoring equipment and related monitoring services activities (using internal proprietary software platforms) to its customers. These tasks are considered to be activities to fulfill the promise to provide electronic monitoring services to individuals and are not considered to be individually separate promises in the contract. In the context of the contract, the equipment and monitoring service is not considered to be capable of being distinct as the customer typically cannot benefit from the equipment or monitoring service on its own or with other readily available resources. Management has identified these activities as a bundle of services and determined that each day or unit of the promised service is distinct. These services are part of a series of distinct services that are substantially the same and are measured using the same measure of progress (time-based output method) and are therefore accounted for as a single performance obligation. GEO has determined that services are recognized over time as the customer simultaneously receives and consumes the benefits as the services are performed and GEO has a right to payment for performance completed to date.

Services provided for GEO's day reporting centers are similar to its Owned and Leased Community-based services discussed above with the exception of temporary housing.
Income Taxes
The consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities as a result of a change in tax rates is recognized as income in the period that includes the enactment date. Refer to Note 17-Income Taxes. Effective January 1, 2013, as a REIT that is required to distribute at least 90% of its taxable income to shareholders, the Company does not expect to pay federal income taxes at the REIT level (including its qualified REIT subsidiaries), as the resulting dividends paid deduction will generally offset its taxable income. Since the Company does not expect to pay taxes on its REIT taxable income, it does not expect to be able to recognize such deferred tax assets and liabilities.
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

The U.S. Tax Cut and Jobs Act ("Tax Act") was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. Effective January 1, 2018, the Tax Act reduced the U.S. statutory corporate tax rate of our domestic TRSs from 35% to 21% and created new items of taxable income and taxes on certain foreign sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income and the base erosion and anti-abuse tax, respectively. In addition, in 2017 the Tax Act provided for a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax. While the Company has foreign operations, it has identified that there is no transition tax due. Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the Tax Act.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in its financial statements for the year ended December 31, 2017. As the Company collected and prepared necessary data, and interpreted any additional guidance issued by the U.S. Treasury Department, the IRS or other standard-setting bodies, it made adjustments over the course of the year to the provisional amounts, including refinements to deferred taxes. The accounting for the tax effects of the enactment of the Tax Act has been completed as of December 31, 2018.

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

Reserves for Insurance Losses
The nature of the Company’s business exposes it to various types of third-party legal claims, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by individuals within our care, medical malpractice claims, product liability claims, intellectual property infringement claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with our facilities, programs, electronic monitoring products, personnel or individuals within our care, including damages arising from an inmate’s escape or from a disturbance or riot at a facility. In addition, the Company’s management contracts generally require it to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. The Company maintains a broad program of insurance coverage for these general types of claims, except for claims relating to employment matters, for which the Company carries no insurance. There can be no assurance that the Company’s insurance coverage will be adequate to cover all claims to which it may be exposed. It is the Company’s general practice to bring merged or acquired companies into its corporate master policies in order to take advantage of certain economies of scale.
The Company currently maintains a general liability policy and excess liability policies with total limits of $80.0 million per occurrence and $100 million in the aggregate covering the operations of U.S. Secure Services, GEO Care's community based services, GEO Care's youth services and BI. The Company has a claims-made liability insurance program with a specific loss limit of $35.0 million per occurrence and in the aggregate related to medical professional liability claims arising out of correctional healthcare services. The Company is uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability, cybersecurity liability and automobile liability.
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
Of the insurance policies discussed above, the Company’s most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves are undiscounted and were $68.2 million and $70.9 million as of December 31, 2019 and 2018, respectively, and are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. The Company uses statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, the Company considers such factors as historical frequency and severity of claims at each of its facilities, claim development, payment patterns and changes in the nature of its business, among other factors. Such factors are analyzed for each of the Company’s business segments. The Company estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. The Company also may experience variability between its estimates and the actual settlement due to limitations inherent in the estimation process, including its ability to estimate costs of processing and settling claims in a timely manner as well as its ability to accurately estimate the Company’s exposure at the onset of a claim. Because the Company has high deductible insurance policies, the amount of its insurance expense is dependent on its ability to control its claims experience. If actual losses related to insurance claims significantly differ from the Company’s estimates, its financial condition, results of operations and cash flows could be materially adversely impacted.
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
The components of accumulated other comprehensive loss attributable to GEO included in the consolidated statement of shareholders' equity are as follows (in thousands):

	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc. [1]	Unrealized loss on derivatives, net of tax [2]	Pension adjustments, net of tax	Total
Balance, January 1, 2019	$(14,573)	$(5,746)	$(3,299)	$(23,618)
Current-period other comprehensive income (loss) before reclassifications	2,259	419	(3,246)	(568)
Amounts reclassified from other comprehensive income into earnings	—	3,851	—	3,851
Net current-period comprehensive income (loss)	2,259	4,270	(3,246)	3,283
Balance, December 31, 2019	$(12,314)	$(1,476)	$(6,545)	$(20,335)

	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc. [1]	Unrealized loss on derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2018	$(7,470)	$(11,892)	$(5,084)	$(24,446)
Current-period other comprehensive income (loss)	(7,103)	6,146	1,785	828
Balance, December 31, 2018	$(14,573)	$(5,746)	$(3,299)	$(23,618)
[1] The foreign currency translation adjustment, net of tax, related to noncontrolling interests was not significant for the years ended December 31, 2019 or 2018.

[2] On May 22, 2019, the Company refinanced the debt associated with its Ravenhall project and terminated the associated interest rate swap derivatives which resulted in the reclassification of $3.9 million into loss on extinguishment of debt that were previously reported in accumulated other comprehensive income (loss). In August 2019, the Company entered into two identical promissory notes in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The Company has entered into interest rate swap agreements to fix the interest rate at 4.22%. Refer to Note 8 - Derivative Financial Instruments and Note 13 - Debt for additional information.
There were no reclassifications out of accumulated other comprehensive income (loss) during the year ended December 31, 2018.
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
The fair value of stock-based option awards was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for options awarded during years 2019, 2018 and 2017:

	2019	2018	2017
Risk free interest rates	2.44%	2.84%	1.53%
Expected term	4-5 years	4-5 years	4-5 years
Expected volatility	41%	40%	36%
Expected dividend rate	8.47%	8.70%	5.79%

The Company uses historical data to estimate award exercises and employee terminations within the valuation model. The expected term of the awards represents the period of time that awards granted are expected to be outstanding and is based on historical data and expected holding periods.
For restricted stock share-based awards that contain a performance condition, the achievement of the targets must be probable before any share-based compensation is recorded. If subsequent to the initial measurement there is a change in the estimate of the probability of meeting the performance condition, the effect of the change in the estimated quantity of awards expected to vest is recognized by cumulatively adjusting compensation expense. If ultimately the performance targets are not met, for any awards where vesting was previously deemed probable, previously recognized compensation expense will be reversed in the period in which vesting is no longer deemed probable.
For restricted stock share-based awards that contain a market condition, the probability of satisfying the market condition is considered in the estimate of grant-date fair value and previously recorded compensation expense is not reversed if the market condition is never met. The fair value of restricted stock awards granted in 2019, 2018 and 2017 with market-based performance conditions was determined based on a Monte Carlo simulation, which calculates a range of possible outcomes and the probabilities that they will occur, using the following average key assumptions:

	2019	2018	2017
Expected volatility	43.7%	44.5%	42.2%
Beta	1.00	1.05	1.11
Risk free interest rate	2.53%	2.58%	1.46%

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

Recent Accounting Pronouncements

The Company implemented the following accounting standards during the year ended December 31, 2019:
In October 2018, the FASB issued ASU No. 2018-16, "Derivatives and Hedging (Topic 815)". The purpose of this update is to include the Secured Overnight Financing Rate (SOFR) Overnight Index Swap Rate (OIS) as a benchmark interest rate for hedge accounting purposes. Because of concerns about the sustainability of LIBOR, the Federal Reserve Board and the Federal Reserve Bank of New York initiated an effort to introduce an alternative reference rate in the United States. The new standard became effective for the Company beginning January 1, 2019. The adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

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

In February 2016, the FASB issued ASU 2016-02, "Leases," which requires entities to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. For finance leases and operating leases, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term with each initially measured at the present value of the lease payments. The amendments in ASU 2016-02 became effective for the Company on January 1, 2019. The Company elected the package of transition expedients available for expired or existing lease contracts, which allowed it to carry forward its historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company also elected not to apply the recognition requirements to lease arrangements that have terms of twelve months or less. The adoption had a material impact in the Company's consolidated balance sheets, but did not have an impact on its consolidated statements of operations or cash flows. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. The new standard resulted in the recording of operating right-of-use lease assets and operating lease liabilities of approximately $140 million and $147 million, respectively, as of January 1, 2019. Refer to Note 14 - Leases for further discussion and additional required disclosures.

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

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820)" as a part of its disclosure framework project. The amendments in this update remove, modify and add certain disclosures primarily related to transfers between Level 1 and Level 2 of the fair value hierarchy, various disclosures related to Level 3 fair value measurements and investments in certain entities that calculate net asset value. The new standard was effective for the Company beginning January 1, 2020. The adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June 2016, the FASB issued ASC No. 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". The purpose of Update No. 2016-13 is to replace the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. Update No. 2016-13 was effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018. The Company has completed its process of determining the effect that the adoption will have on its financial position and results of operations and the Company does not expect the new standard will have a material impact on its financial statements.

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

As shown above, the Company recorded $163.1 million of goodwill related to the purchase of CEC. The strategic benefits of the merger include the Company's ability to further position itself to meet the demand for increasingly diversified correctional, detention and community reentry facilities and services and the Company's ability to expand the delivery of enhanced in-
prison rehabilitation including evidence-based treatment, integrated with post-release support services through GEO's
Continuum of Care platform. These factors contributed to the goodwill that was recorded upon consummation of the transaction. The Company does not believe that any of the goodwill recorded as a result of the CEC acquisition will be deductible for federal income tax purposes.

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

Pro forma financial information (Unaudited)

The results of operations of CEC are included in the Company's results of operations from April 5, 2017. The following unaudited pro forma information combines the consolidated results of operations of the Company and CEC as if the acquisition had occurred at January 1, 2017, which is the beginning of the earliest period presented. The pro forma amounts are included for comparative purposes and may not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable period and may not be indicative of the results that will be attained in the future (in thousands):

Year Ended (unaudited)
December 31, 2017
Pro forma revenues	$2,300,000
Pro forma net income attributable to the GEO Group, Inc.	$160,000

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
Distributions
As a REIT, GEO is required to distribute annually at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain) and began paying regular quarterly REIT dividends in 2013. The amount, timing and frequency of future dividends, however, will be at the sole discretion of GEO's Board of Directors (the "Board”) and will be declared based upon various factors, many of which are beyond GEO's control, including, GEO's financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income taxes that GEO otherwise would be required to pay, limitations on distributions in GEO's existing and future debt instruments, limitations on GEO's ability to fund distributions using cash generated through GEO's TRSs and other factors that GEO's Board may deem relevant.

During the years ended December 31, 2019, 2018 and 2017, GEO declared and paid the following regular cash distributions to its stockholders which were treated for federal income taxes as follows (retroactively adjusted to reflect the effects of the Company's 3-for-2 stock split):

				Ordinary Dividends
Declaration Date	Payment Date	Record Date	Distribution Per Share	Qualified (1)	Non-Qualified	Nondividend Distributions (2)	Aggregate Payment Amount (millions)
February 6, 2017	February 27, 2017	February 17, 2017	0.47	$0.0175622	$0.2468402	$0.2025975	$52.5
April 25, 2017	May 19, 2017	May 9, 2017	$0.47	$0.0176751	$0.2484259	$0.2038990	$58.4
July 10, 2017	July 28, 2017	July 21, 2017	0.47	$0.0176751	$0.2484259	$0.2038990	$58.3
October 12, 2017	October 30, 2017	October 23, 2017	$0.47	$0.0176751	$0.2484259	$0.2038990	$58.3
February 5, 2018	February 27, 2018	February 16, 2018	$0.47	$0.0461171	$0.2090220	$0.2148609	$58.3
April 11, 2018	May 3, 2018	April 23, 2018	$0.47	$0.0461171	$0.2090220	$0.2148609	$57.4
July 10, 2018	July 27, 2018	July 20, 2018	$0.47	$0.0461171	$0.2090220	$0.2148609	$57.2
October 15, 2018	November 2, 2018	October 26, 2018	$0.47	$0.0461171	$0.2090220	$0.2148609	$57.2
February 4, 2019	February 22, 2019	February 15, 2019	$0.48	$—	$0.2759699	$0.2040301	$57.9
April 3, 2019	April 22, 2019	April 15, 2019	$0.48	$—	$0.2759699	$0.2040301	$58.2
July 9, 2019	July 26, 2019	July 19, 2019	$0.48	$—	$0.2759699	$0.2040301	$58.2
October 14, 2019	November 1, 2019	October 25, 2019	$0.48	$—	$0.2759699	$0.2040301	$58.2

(1) For 2019, there are no Qualified Dividends. Qualified Dividends represents the portion of Total Ordinary Dividends which constitutes a "Qualified Dividend", as defined by the Internal Revenue Service.
(2) The amount constitutes a "Return of Capital", as defined by the Internal Revenue Service.

Stock Buyback Program
On February 14, 2018, the Company announced that its Board authorized a stock buyback program authorizing the Company to repurchase up to a maximum of $200 million of its shares of common stock. The stock buyback program will be funded primarily with cash on hand, free cash flow and borrowings under the Company's $900 million revolving credit facility (the "Revolver"). The program is effective through October 20, 2020. The stock buyback program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission ("SEC") requirements. The stock buyback program does not obligate the Company to purchase any specific amount of its common stock and may be suspended or extended at any time at the discretion of the Company's Board. During the year ended December 31, 2018, the Company purchased 4,210,254 shares of its common stock at a cost of $95.2 million primarily purchased with proceeds from the Company's Revolver. There were no purchases of the Company's common stock during the year ended December 31, 2019. The Company believes it has the ability to continue to fund the stock buyback program, its debt service requirements and its maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.
Prospectus Supplement

On October 20, 2017, the Company filed with the SEC an automatic shelf registration on Form S-3ASR. Under this shelf registration, the Company may, from time to time, sell any combination of securities described in the prospectus in one or more offerings. Each time that the Company may sell securities, the Company will provide a prospectus supplement that will contain specific information about the terms of that offering and the securities being offered. On November 9, 2017, in connection with the shelf registration, the Company filed with the SEC a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $150 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the years ended December 31, 2019 or 2018.
Preferred Stock
In April 1994, the Company’s Board authorized 30 million shares of “blank check” preferred stock. The Board is authorized to determine the rights and privileges of any future issuance of preferred stock such as voting and dividend rights, liquidation privileges, redemption rights and conversion privileges. As of December 31, 2019, there were no shares of preferred stock outstanding.

Noncontrolling Interests
The Company includes the results of operations and financial position of SACM or the “joint venture”, its majority-owned subsidiary, in its consolidated financial statements. SACM was established in 2001 to operate correctional centers in South Africa. The joint venture currently provides security and other management services for the Kutama Sinthumule Correctional Centre in the Republic of South Africa under a 25-year management contract which commenced in February 2002. The Company’s and the joint venture partner’s shares in the profits of the joint venture are 88.75% and 11.25%, respectively. There were no changes in the Company’s ownership percentage of the consolidated subsidiary during the years ended December 31, 2019, 2018 and 2017.

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
The Company recognized compensation expense related to the Company plans for the years ended December 31, 2019, 2018 and 2017 as follows (in thousands):

	2019	2018	2017
Stock option plan expense	$1,085	$996	$1,305
Restricted stock expense	$21,260	$21,053	$18,539

Stock Options
A summary of the activity of the Company’s stock options plans is presented below:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Options outstanding at January 1, 2019	1,462	$24.30	7.20	$924
Granted	391	22.68
Exercised	(78)	16.03
Forfeited/Canceled	(185)	24.60
Options outstanding at December 31, 2019	1,590	$24.29	6.90	$232
Options vested and expected to vest at December 31, 2019	1,521	$24.34	6.82	$232
Options exercisable at December 31, 2019	809	$24.84	5.53	$232

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2019 and the exercise price, times the number of shares that are “in the money”) that would have been received by the option holders had all option holders exercised their options on December 31, 2019. This amount changes based on the fair value of the Company’s stock.
The following table summarizes information relative to stock option activity during the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Intrinsic value of options exercised	$433	$519	$4,126
Fair value of shares vested	$971	$794	$373

The following table summarizes information about the exercise prices and related information of stock options outstanding under the Company plans at December 31, 2019:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price
	(In thousands)
0-18.23	112	1.73	$14.54	112	1.73	$14.54
18.24-22.26	618	7.16	$21.00	287	6.25	$20.71
22.27-29.39	519	7.61	$25.07	203	5.17	$28.77
29.40-50.00	341	7.04	$32.31	207	6.95	$32.31
Total	1,590	6.90	$24.29	809	5.53	$24.84

The weighted average grant date fair value of options granted during the year ended December 31, 2019, 2018 and 2017 was $3.96, $3.64 and $5.91 per share, respectively. There were 0.4 million, 0.5 million and 0.5 million options granted during the year ended December 31, 2019, 2018 and 2017, respectively.
The following table summarizes the status of non-vested stock options as of December 31, 2019 and changes during the year ended December 31, 2019:

	Number of Shares	Wtd. Avg. Grant Date Fair Value
	(In thousands)
Options non-vested at January 1, 2019	816	$3.86
Granted	391	3.96
Vested	(241)	3.55
Forfeited	(185)	4.04
Options non-vested at December 31, 2019	781	$3.99

As of December 31, 2019, the Company had $2.2 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.5 years.
Restricted Stock

During the year ended December 31, 2019, the Company granted approximately 788,000 shares of restricted stock to certain employees and executive officers. Of these awards, 250,000 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2019, 2020 and 2021. The fair value of restricted stock awards, which do not contain a performance-based condition, is determined using the closing price of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period. Generally, the restricted stock awards vest in equal increments over either a three or four year period.

The vesting of performance-based restricted stock grants are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the shares of restricted stock ("TSR Target Award") can vest at the end of a three-year performance period if GEO meets certain total shareholder return ("TSR") performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2019 to December 31, 2021 and (ii) up to 50% of the shares of restricted stock ("ROCE Target Award") can vest at the end of a three-year period if GEO meets certain return on capital employed ("ROCE") performance targets over a three year period from January 1, 2019 to December 31, 2021. These market and performance awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the performance-based awards is based on the target awards for both metrics.

During the year ended December 31, 2018, the Company granted approximately 906,000 shares of restricted stock to certain employees and executive officers. Of these awards, 352,500 are performance-based awards which will be forfeited if the Company does not achieve certain annual metrics over a three year period from January 1, 2018 to December 31, 2020.
The vesting of the performance-based restricted stock grants awarded in 2018 are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the TSR Target Award can vest at the end of a three-year performance period if GEO meets certain TSR performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2018 to December 31, 2020; and (ii) up to 50% of the ROCE Target Award can vest at the end of a three-year performance period if GEO meets certain ROCE performance targets over a three year period from January 1, 2018 to December 31, 2020. These performance awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the performance-based awards is based on the target awards for both metrics.
During the year ended December 31, 2017, the Company granted 933,000 shares of restricted stock to its executive officers and to certain senior employees. Of these awards, 352,500 are performance-based awards which will be forfeited if the Company does not achieve certain annual metrics over a three year period from January 1, 2017 to December 31, 2019. The vesting of the performance-based restricted stock grants awarded in 2017 are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the TSR Target Award can vest at the end of a three-year performance period if GEO meets certain TSR performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2017 to December 31, 2019; and (ii) up to 50% of the ROCE Target Award can vest at the end of a three-year period if GEO meets certain ROCE performance targets over a three year period from January 1, 2017 to December 31, 2019. These performance awards can vest at the end of the three year performance period at between 0% and 200% of the target awards for both metrics. The number of shares shown for the performance-based awards is based on the target awards for both metrics.
The metric related to TSR is considered to be a market condition. For share-based awards that contain a market condition, the probability of satisfying the market condition must be considered in the estimate of grant-date fair value. Compensation expense is recognized over the vesting period and previously recorded compensation expense is not reversed if the market condition is never met. Refer to Note 1 - Summary of Business Organization, Operations and Significant Accounting Policies-Stock-Based Compensation Expense, for the assumptions and method used to value these awards.

The metric related to ROCE is considered to be a performance condition. For share-based awards that contain a performance condition, the achievement of the targets must be probable before any share-based compensation expense is recorded. The Company reviews the likelihood of which target in the range will be achieved and if deemed probable, compensation expense is recorded at that time. If subsequent to the initial measurement there is a change in the estimate of the probability of meeting the performance condition, the effect of the change in the estimated quantity of awards expected to vest is recognized by cumulatively adjusting compensation expense. If ultimately the performance targets are not met, for any awards where vesting was previously deemed probable, previously recognized compensation expense will be reversed in the period in which vesting is no longer deemed probable. During 2019, 2018 and 2017, the Company deemed the achievement of the target award to be probable and there were no changes in the estimated quantity of awards expected to vest. The fair value of these awards was determined based on the closing price of the Company's common stock on the date of grant.
The following table summarizes the status of restricted stock awards as of December 31, 2019 and changes during the year ended December 31, 2019:

	Shares	Wtd. Avg. Grant date Fair value
	(In thousands)
Restricted stock outstanding at January 1, 2019	2,018	$27.62
Granted	788	23.79
Vested	(701)	24.09
Forfeited/Canceled	(58)	23.99
Restricted stock outstanding at December 31, 2019	2,047	$27.33

As of December 31, 2019, the Company had $27.2 million of unrecognized compensation cost that is expected to be recognized over a weighted average period of 2.1 years.
Employee Stock Purchase Plan
The Company previously adopted The GEO Group Inc. 2011 Employee Stock Purchase Plan (the “Plan”), which was approved by the Company's shareholders. The purpose of the Plan, which is qualified under Section 423 of the Internal Revenue Service Code of 1986, as amended, is to encourage stock ownership through payroll deductions by the employees of GEO and designated subsidiaries of GEO in order to increase their identification with the Company’s goals and secure a proprietary interest in the Company’s success. These deductions are used to purchase shares of the Company’s Common Stock at a 5% discount from the then current market price. The Company has made available up to 750,000 shares of its common stock, which were registered with the Securities and Exchange Commission on May 4, 2012, as amended on July 18, 2014, for sale to eligible employees.
The Plan is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Plan are made on the last day of each month. During the years ended December 31, 2019, 2018 and 2017, 30,153, 24,365 and 20,009 shares of common stock, respectively, were issued in connection with the Plan.

5.	Earnings Per Share
Basic and diluted earnings per share (“EPS”) from continuing operations were calculated for the years ended December 31, 2019, 2018, and 2017 respectively, as follows:

Fiscal Year	2019	2018	2017
	(In thousands, except per share data)
Net Income	$166,412	$144,827	$146,024
Loss attributable to noncontrolling interests	191	262	217
Net income attributable to The GEO Group, Inc.	$166,603	$145,089	$146,241
Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	119,097	120,241	120,095
Per share amount	$1.40	$1.21	$1.22
Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	119,097	120,241	120,095
Dilutive effect of equity incentive plans	214	506	719
Weighted average shares assuming dilution	119,311	120,747	120,814
Per share amount - diluted	$1.40	$1.20	$1.21

For the year ended December 31, 2019, 1,495,210 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. For the same period, 1,514,177 common stock equivalents from restricted shares were anti-dilutive and excluded from the computation of diluted EPS.
For the year ended December 31, 2018, 931,473 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. For the same period, 680,062 common stock equivalents from restricted shares were anti-dilutive and excluded from the computation of diluted EPS.

For the year ended December 31, 2017, 617,025 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. For the same period, 719,204 common stock equivalents from restricted shares were anti-dilutive and excluded from the computation of diluted EPS.

6.	Property and Equipment

Property and equipment consist of the following at fiscal year end:

	Useful Life	2019	2018
	(Years)	(In thousands)
Land	—	$128,874	$131,377
Buildings and improvements	2 to 50	2,229,956	2,144,414
Leasehold improvements	1 to 29	291,511	303,348
Equipment	3 to 10	216,604	206,191
Furniture, fixtures and computer software	1 to 7	64,828	60,159
Facility construction in progress	—	31,979	65,282
Total		$2,963,752	$2,910,771
Less accumulated depreciation and amortization		(819,030)	(752,161)
Property and equipment, net		$2,144,722	$2,158,610

The Company amortizes its leasehold improvements over the shorter of their estimated useful lives or the terms of the leases including renewal periods that are reasonably assured. The Company’s construction in progress primarily consists of new construction and renovations to facilities that are owned by the Company. Interest capitalized in property and equipment for the years ended December 31, 2019 and 2018 was $0.4 million and $3.7 million, respectively.

Depreciation expense was $107.9 million, $103.5 million and $98.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

At both December 31, 2019 and 2018, the Company had $17.1 million of assets recorded under finance leases related to land, buildings and improvements. Finance leases are recorded net of accumulated amortization of $14.2 million and $13.2 million, at December 31, 2019 and 2018, respectively. Depreciation expense related to assets recorded under capital leases for each of the years ended December 31, 2019, 2018 and 2017 was $1.0 million and is included in Depreciation and Amortization in the accompanying consolidated statements of operations.

7.	Contract Receivable
On September 16, 2014, GEO's wholly-owned subsidiary, GEO Ravenhall Pty. Ltd., in its capacity as trustee of another wholly-owned subsidiary, GEO Ravenhall Trust ("Project Co"), signed the Ravenhall Prison Project Agreement ("Ravenhall Contract") with the State of Victoria (the "State") for the development and operation of a 1,300-bed facility in Ravenhall, a locality near Melbourne, Australia under a public-private partnership financing structure. The design and construction phase ("D&C Phase") of the agreement began in September 2014 and was completed in November 2017. Project Co was the primary developer during the D&C Phase and subcontracted with a bonded international design and build contractor to design and construct the facility. GEO's wholly-owned subsidiary, the GEO Group Australasia Pty. Ltd. ("GEO Australia") is currently operating the facility under a 25-year management contract ("Operating Phase"). During the D&C Phase, GEO Australia provided construction management and consultant services to the State.
The cost of the project during the D&C Phase was funded by debt financing along with a capital contribution by GEO in the amount of AUD 115 million, or $80.7 million based on exchange rates at December 31, 2019, which was contributed in January 2017 (Refer to Note 13 - Debt). Another wholly-owned subsidiary of GEO, Ravenhall Finance Co Pty. Limited ("Finance Co"), entered into a syndicated facility agreement with National Australia Bank Limited to provide the debt financing for the project. In order to fix the interest rate on this variable non-recourse debt, Finance Co entered into interest rate swap agreements. Refer to Note 8 - Derivative Financial Instruments. Upon completion and commercial acceptance of the facility in November 2017, in accordance with the Ravenhall Contract, the State made a lump sum payment of AUD 310 million, or $217.4 million based on exchange rates as of December 31, 2019, towards a portion of the outstanding balance. The remaining balance will be paid over the life of the 25-year management contract.
During the D&C Phase, the Company recognized revenue as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to the estimated total costs for the design and construction of the facility. Costs incurred and estimated earnings in excess of billings are classified as Contract Receivable in the accompanying consolidated balance sheets. The total balance of the Contract Receivable at December 31, 2019 is $371.8 million which is recorded at net present value based on the timing of expected future settlement. Interest income is recorded as earned using an effective interest rate of 8.97%. As the primary contractor, Project Co was exposed to the various risks associated with the D&C Phase. Accordingly, the Company recorded construction revenue on a gross basis and included the related costs of construction activities in operating expenses within the Facility Design & Construction segment. Reimbursable pass through costs were excluded from revenues and expenses.

8.	Derivative Financial Instruments

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.
In August 2019, the Company entered into two interest rate swap agreements in the aggregate notional amount of $44.3 million to fix the interest rate on certain of its variable rate debt to 4.22%. The Company has designated these interest rate swaps as hedges against changes in the cash flows of two identical promissory notes (the "Notes") which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the Notes and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in fair value of the interest rate swaps as accumulated other comprehensive income (loss), net of applicable taxes. Total unrealized losses recorded in total other comprehensive income (loss), net of tax, related to these cash flow hedges was $1.5 million during the year ended December 31, 2019. The total fair value of the swap liabilities as of December 31, 2019 was $1.9 million and is recorded as a component of Other Non-Current liabilities within the accompanying balance sheet. There was no material ineffectiveness for the period presented. The Company does not expect to enter into any transactions during the next twelve months which would result in reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss). Refer to Note 13 - Debt for additional information.

The Company’s Australian subsidiary entered into interest rate swap agreements to fix the interest rate on its variable rate non-recourse debt related to a project in Ravenhall, a locality near Melbourne, Australia to 4.2%. The Company determined that the swaps had payment, expiration dates, and provisions that coincided with the terms of the non-recourse debt and were therefore considered to be effective cash flow hedges. Accordingly, the Company recorded the change in the fair value of the interest rate swaps in accumulated other comprehensive income (loss), net of applicable income taxes. On May 22, 2019, the Company refinanced the associated debt and terminated the swap agreements which resulted in the reclassification of $3.9 million into losses that were previously reported in accumulated other comprehensive income (loss). Refer to Note 13 - Debt for additional information.

9.	Goodwill and Other Intangible Assets, Net
The Company has recorded goodwill as a result of its various business combinations. On April 5, 2017, the Company completed its acquisition of CEC. Refer to Note 2 - Business Combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company’s goodwill balances recognized during the years ended December 31, 2019 and 2018 were as follows (in thousands):

	12/31/2018	Foreign currency translation	12/31/2019
U.S. Secure Services	$316,366	$—	$316,366
GEO Care	459,589	—	459,589
International Services	404	(3)	401
Total Goodwill	$776,359	$(3)	$776,356

	12/31/2017	Acquisitions (net of dispositions)	Foreign currency translation	12/31/2018
U.S. Secure Services	$317,005	$(639)	$—	$316,366
GEO Care	461,499	(1,910)	—	459,589
International Services	447	—	(43)	404
Total Goodwill	$778,951	$(2,549)	$(43)	$776,359

Intangible assets consisted of the following as of December 31, 2019 and 2018 (in thousands):

		December 31, 2019			December 31, 2018
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	16.3	$308,432	$(148,171)	$160,261	$308,419	$(127,481)	$180,938
Covenants not to compete	1	—	—	—	700	(700)	—
Technology	7.3	33,700	(29,091)	4,609	33,700	(27,478)	6,222
Trade names	Indefinite	45,200	—	45,200	45,200	—	45,200
Total acquired intangible assets		$387,332	$(177,262)	$210,070	$388,019	$(155,659)	$232,360

The accounting for recognized intangible assets is based on the useful lives to the reporting entity. Intangible assets with finite useful lives are amortized over their useful lives and intangible assets with indefinite useful lives are not amortized. The Company estimates the useful lives of its intangible assets taking into consideration (i) the expected use of the asset by the Company, (ii) the expected useful lives of other related assets or groups of assets, (iii) legal or contractual limitations, (iv) the Company's historical experience in renewing or extending similar arrangements, (v) the effects of obsolescence, demand, competition and other economic factors and (vi) the level of maintenance expenditures required to obtain the expected cash flows from the asset.
Amortization expense was $22.3 million, $22.9 million and $24.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, and primarily related to the U.S. Secure Services and GEO Care segments’ amortization of intangible assets for acquired management contracts. The Company relies on its historical experience in determining the useful life of facility management contracts. The Company makes assumptions related to acquired facility management contracts based on the competitive environment for individual contracts, our historical success rates in retaining contracts, the supply of available beds in the market, changes in legislation, the projected profitability of the facilities and other market conditions. As of December 31, 2019, the weighted average period before the next contract renewal or extension for the facility management contracts was approximately 1.8 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the contractual periods.
Estimated amortization expense related to the Company’s finite-lived intangible assets for 2020 through 2024 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
2020	$22,288
2021	19,782
2022	18,138
2023	13,494
2024	9,761
Thereafter	81,407

$164,870

10.	Financial Instruments

The following table provides a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis (in thousands):

		Fair Value Measurements at December 31, 2019
	Carrying Value at December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$28,332	$—	$28,332	$—
Fixed income securities	1,892	—	1,892	—
Liabilities:
Interest rate swap derivatives	$1,869	$—	$1,869	$—

		Fair Value Measurements at December 31, 2018
	Carrying Value at December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$20,892	$—	$20,892	$—
Fixed income securities	1,801	—	1,801	—
Liabilities:
Interest rate swap derivatives	$8,638	$—	$8,638	$—

The Company’s Level 2 financial instruments included in the tables above as of December 31, 2019 and 2018 consist of interest rate swap derivative liabilities held by GEO and the Company's Australian subsidiary, the Company's rabbi trust established for GEO employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and an investment in Canadian dollar denominated fixed income securities. On May 22, 2019, the Company terminated the interest rate swap derivative liabilities in connection with a debt refinancing transaction by our Australian subsidiary. Refer to Note 8 - Derivative Financial Instruments and Note 13 - Debt for additional information.
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

During the years ended December 31, 2019 and 2018, the Company transferred certain accounts receivable balances that had a carrying value of approximately $3.0 million and $6.9 million, respectively, to an unrelated third party. The transfers were accounted for as sales and the Company has no continuing involvement with the transferred assets. The Company received cash proceeds in connection with the sales of approximately $3.0 million and $6.9 million, respectively, and as such, there was no gain or loss in connection with the transactions.

11.	Fair Value of Assets and Liabilities
The Company’s Consolidated Balance Sheets reflect certain financial instruments at carrying value. The following table presents the carrying values of those instruments and the corresponding estimated fair values (in thousands):

	Estimated Fair Value Measurements at December 31, 2019
	Carrying Value as of December 31, 2019	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$32,463	$32,463	$32,463	$—	$—
Restricted cash and investments	35,010	35,010	35,010	—	—
Liabilities:
Borrowings under Senior Credit Facility	$1,298,671	$1,218,861	$—	$1,218,861	$—
5.875% Senior Notes due 2022	193,958	194,239	—	194,239	—
5.125% Senior Notes	300,000	287,982	—	287,982	—
5.875% Senior Notes due 2024	250,000	228,493	—	228,493	—
6.00% Senior Notes	350,000	314,052	—	314,052	—
Non-recourse debt	328,178	327,792	—	327,792	—

	Estimated Fair Value Measurements at December 31, 2018
	Carrying Value as of December 31, 2018	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$31,255	$31,255	$31,255	$—	$—
Restricted cash and investments	53,217	53,217	50,499	2,718	—
Liabilities:
Borrowings under Senior Credit Facility	$1,273,965	$1,188,196	$—	$1,188,196	$—
5.875% Senior Notes due 2022	250,000	244,550	—	244,550	—
5.125% Senior Notes	300,000	271,992	—	271,992	—
5.875% Senior Notes due 2024	250,000	224,590	—	224,590	—
6.00% Senior Notes	350,000	310,177	—	310,177	—
Non-recourse debt	340,910	348,274	—	348,274	—

The fair values of the Company’s cash and cash equivalents, and restricted cash approximates the carrying values of these assets at December 31, 2019 and 2018. Restricted cash consists of money market funds, commercial paper and time deposits used for payments on the Company’s non-recourse debt and asset replacement funds contractually required to be maintained at the Company's Australian subsidiary. The fair value of the money market funds is based on quoted market prices (level 1) and the fair value of commercial paper and time deposits is based on market prices for similar instruments (level 2). The fair values of the Company’s 6.00% senior unsecured notes due 2026 (the “6.00% Senior Notes”), 5.125% Senior Notes due 2023 (the “5.125% Senior Notes”), 5.875% Senior Notes due 2022 (the "5.875% Senior Notes due 2022”) and the 5.875% Senior Notes due 2024 (the "5.875% Senior Notes due 2024"), although not actively traded, are based on published financial data for these instruments. The fair value of the Company’s non-recourse debt is based on estimate of trading value considering the Company's borrowing rate, the undrawn spread and similar instruments. The fair value of borrowings under the Senior Credit Facility is also based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.

12.	Accrued Expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	2019	2018
Accrued interest	$17,850	$19,554
Accrued bonus	16,914	15,047
Accrued insurance	73,192	71,524
Accrued repair obligations for damaged property	4,343	19,067
Accrued property and other taxes	35,192	26,828
Construction retainage	1,097	1,913
Other	43,020	50,237
Total	$191,608	$204,170

13.	Debt
Debt consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Senior Credit Facility:
Term loan	$778,000	$786,000
Unamortized debt issuance costs on term loan	(5,410)	(6,826)
Unamortized discount on term loan	(2,281)	(2,878)
Revolver	520,671	490,843
Total Senior Credit Facility	$1,290,980	$1,267,139
6.00% Senior Notes:
Notes Due in 2026	$350,000	$350,000
Unamortized debt issuance costs	(4,282)	(4,820)
Total 6.00% Senior Notes Due in 2026	$345,718	$345,180
5.875% Senior Notes:
Notes Due in 2024	$250,000	$250,000
Unamortized debt issuance costs	(2,532)	(2,971)
Total 5.875% Senior Notes Due in 2024	$247,468	$247,029
5.125% Senior Notes:
Notes Due in 2023	$300,000	$300,000
Unamortized debt issuance costs	(2,876)	(3,548)
Total 5.125% Senior Notes Due in 2023	$297,124	$296,452
5.875% Senior Notes:
Notes Due in 2022	$193,958	$250,000
Unamortized debt issuance costs	(1,351)	(2,514)
Total 5.875% Senior Notes Due in 2022	$192,607	$247,486
Non-Recourse Debt:
Non-Recourse Debt	$328,178	$341,074
Unamortized debt issuance costs on non-recourse debt	(5,279)	(3,883)
Discount on Non-Recourse Debt	(81)	(164)
Total Non-Recourse Debt	$322,818	$337,027
Finance Lease Obligations	4,570	6,059
Other debt	43,410	2,469
Total debt	$2,744,695	$2,748,841
Current portion of finance lease obligations, long-term debt and non-recourse debt [1]	(24,208)	(332,027)
Finance Lease Obligations, long-term portion	(2,954)	(4,570)
Non-Recourse Debt, long-term portion	(309,236)	(15,017)
Long-Term Debt	$2,408,297	$2,397,227

[1] Balance at December 31, 2018 includes the balance of the non-recourse debt related to Ravenhall which, in accordance with the syndicated facility agreement, had to be refinanced in September 2019. As such, the balance has been reflected as current as of December 31, 2018. In May 2019, the debt was refinanced and the long-term portion was reclassified.

Amended and Restated Credit Agreement

On June 12, 2019, GEO entered into Amendment No. 2 to Third Amended and Restated Credit Agreement (the "Credit Agreement") by and among the refinancing lenders party thereto, the other lenders party thereto, GEO and GEO Corrections Holdings, Inc. and the administrative agent. Under the amendment, the maturity date of the revolver component of the Credit Agreement has been extended to May 17, 2024. The borrowing capacity under the amended revolver will remain at $900 million, and its pricing will remain unchanged, currently bearing interest at LIBOR plus 2.25%. As a result of the transaction, the Company incurred a loss on extinguishment of debt of $1.2 million related to certain unamortized deferred loan costs. Additionally, loan costs of $4.7 million were incurred and capitalized in connection with the transaction.

The Credit Agreement evidences a credit facility (the "Credit Facility") consisting of the $792.0 million term loan discussed above (the "Term Loan") bearing interest at LIBOR plus 2.00% (with a LIBOR floor of 0.75%), and a $900.0 million Revolver initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD275 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars under the Australian Dollar Letter of Credit Facility (the "Australian LC Facility"). As of December 31, 2019, there were no letters of credit issued under the Australian LC Facility. Amounts to be borrowed by GEO under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The Term Loan component is scheduled to mature on March 23, 2024. The revolving credit commitment component is scheduled to mature on May 17, 2024. The Credit Agreement also has an accordion feature of $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

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

On August 18, 2016, the Company executed a Letter of Offer by and among GEO and HSBC Bank Australia Limited (the “Letter of Offer”) providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of AUD100 million, or $70.1 million, based on exchange rates in effect as of December 31, 2019 (collectively, the “Bank Guarantee Facility”). The Bank Guarantee Facility allows GEO to provide letters of credit to assure performance of certain obligations of its wholly owned subsidiary relating to its secure facility project in Ravenhall, located near Melbourne, Australia. In accordance with the Ravenhall Contract, upon the completion of a certain period of operations, the Bank Guarantee Facility was reduced during the fourth quarter of 2019 to approximately AUD58 million, or $40.7 million, based on exchange rates in effect as of December 31, 2019. The Bank Guarantee Facility is unsecured. The issuance of letters of credit under the Bank Guarantee Facility is subject to the satisfaction of the conditions precedent specified in the Letter of Offer. Letters of credit issued under the bank guarantee lines are due on demand and letters of credit issued under the bank guarantee/standby sub-facility cannot have a duration exceeding twelve months. The Bank Guarantee Facility may be terminated by HSBC Bank Australia Limited on 90 days written notice. As of December 31, 2019, there was approximately AUD58 million in letters of credit issued under the Bank Guarantee Facility.
As of December 31, 2019, the Company had $778.0 million in aggregate borrowings outstanding under the Term Loan, $520.7 million in borrowings under the Revolver, and approximately $62.0 million in letters of credit which left $317.0 million in additional borrowing capacity under the Revolver. In addition, the Company has the ability to increase the Senior Credit Facility by an additional $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions thereunder. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of December 31, 2019 was 3.8%.

6.00% Senior Notes due 2026

On April 18, 2016, the Company completed an offering of $350.0 million aggregate principal amount of 6.00% senior notes due 2026. The 6.00% Senior Notes were offered and sold in a registered offering pursuant to an underwriting agreement, dated as of April 11, 2016 (the “Underwriting Agreement”) among the Company, certain of the Company’s domestic subsidiaries, as guarantors and Wells Fargo Securities, LLC, as representative for the underwriters named therein. The 6.00% Senior Notes were issued by the Company pursuant to the Indenture, dated as of September 25, 2014 (the “Base Indenture”), by and between the Company and Wells Fargo Bank, National Association, as trustee, as supplemented by a Second Supplemental Indenture, dated as of April 18, 2016 (the “Second Supplemental Indenture” and together with the Base Indenture, the “Indenture”), by and among the Company, the guarantors and the trustee which governs the terms of the 6.00% Senior Notes. The sale of the 6.00% Senior Notes was registered under GEO’s prior shelf registration statement on Form S-3 filed on September 12, 2014, as amended (File No. 333-198729). The 6.00% Senior Notes were issued at a coupon rate and yield to maturity of 6.00%. Interest on the 6.00% Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2016. The 6.00% Senior Notes mature on April 15, 2026. The Company used the net proceeds to fund the tender offer and the redemption of all of its 6.625% Senior Notes (see discussion below), to pay all related fees, costs and expenses and for general corporate purposes including repaying borrowings under the Company's Revolver.

Up to 35% of the aggregate principal amount of the 6.00% Senior Notes could have been redeemed on or prior to April 15, 2019, with the net cash proceeds from certain equity offerings at a redemption price equal to 106.000% of their principal amount, plus accrued and unpaid interest, if any, to the redemption date. In addition, GEO may, at its option, redeem the 6.00% Senior Notes in whole or in part before April 15, 2021 at a redemption price equal to 100% of the principal amount of the 6.00% Senior Notes being redeemed plus a “make-whole” premium, together with accrued and unpaid interest, if any, to the redemption date.
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

5.875% Senior Notes due 2024
On September 25, 2014, the Company completed an offering of $250.0 million aggregate principal amount of senior unsecured notes (the "5.875% Senior Notes due 2024"). The notes will mature on October 15, 2024 and have a coupon rate and yield to maturity of 5.875%. Interest is payable semi-annually in cash in arrears on April 15 and October 15, beginning April 15, 2015. The 5.875% Senior Notes due 2024 are guaranteed on a senior unsecured basis by all the Company’s restricted subsidiaries that guarantee obligations. The 5.875% Senior Notes due 2024 rank equally in right of payment with any unsecured, unsubordinated indebtedness of the Company and the guarantors, including the Company’s 5.875% Senior Notes due 2022, the 5.125% Senior Notes due 2023, the 6.00% Senior Notes due 2026, and the guarantors’ guarantees thereof, senior in right of payment to any future indebtedness of the Company and the guarantors that is expressly subordinated to the 5.875% Senior Notes due 2024 and the guarantees, effectively junior to any secured indebtedness of the Company and the guarantors, including indebtedness under the Company’s Senior Credit Facility, to the extent of the value of the assets securing such indebtedness, and structurally junior to all obligations of the Company’s subsidiaries that are not guarantors. The sale of the 5.875% Senior Notes due 2024 was registered under the Company's prior shelf registration statement on Form S-3 filed on September 12, 2014, as supplemented by the Preliminary Prospectus Supplement filed on September 22, 2014 and the Prospectus Supplement filed on September 24, 2014.
The Company could have, at its option, redeemed the 5.875% Senior Notes due 2024 in whole or in part before October 15, 2019 at a redemption price equal to 100% of the principal amount of the 5.875% Senior Notes due 2024 being redeemed plus a “make-whole” premium, together with accrued and unpaid interest, if any, to the redemption date. In addition, the Company may, at its option, redeem the 5.875% Senior Notes due 2024 in whole or in part on or after October 15, 2019 through 2024 and thereafter as indicated below:

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
The indenture also contains events of default with respect to, among other things, the following: failure by the Company to pay interest on the 5.875% Senior Notes due 2024 when due, which failure continues for 30 days; failure by the Company to pay the principal of, or premium, if any, on, the 5.875% Senior Notes due 2024 when due; failure by the Company or any of its restricted subsidiaries to comply with their obligations to offer to repurchase the 5.875% Senior Notes due 2024 at the option of the holders of the 5.875% Senior Notes due 2024 upon a change of control, to offer to redeem the 5.875% Senior Notes due 2024 under certain circumstances in connection with asset sales with excess proceeds in excess of $25.0 million or to observe certain restrictions on mergers, consolidations and sales of substantially all of their assets; the failure by the Company or any guarantor to comply with any of the other agreements in the indenture, which failure continues for 60 days after notice; and certain events of bankruptcy or insolvency of GEO or a restricted subsidiary that is a significant subsidiary or any group of restricted subsidiaries that together would constitute a significant subsidiary. The Company was in compliance with all of the financial covenants of the indenture governing the 5.875% Senior Notes due 2024 as of December 31, 2019.
5.125% Senior Notes due 2023

On March 19, 2013, the Company completed an offering of $300.0 million aggregate principal amount of senior unsecured notes in a private offering under the Indenture dated as of March 19, 2013 among GEO, certain of its domestic subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee. The 5.125% Senior Notes were offered and sold to "qualified institutional buyers" in accordance with Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and outside the United States to non-U.S. persons in accordance with Regulation S under the Securities Act. The notes will mature on April 1, 2023 and have a coupon rate and yield to maturity of 5.125%. Interest is payable semi-annually on April 1 and October 1 each year, beginning October 1, 2013. The 5.125% Senior Notes are guaranteed on a senior unsecured basis by all of the Company's restricted subsidiaries that guarantee obligations under the Senior Credit Facility, the Company's 6.00% Senior Notes, the Company's 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024. The 5.125% Senior Notes and the guarantees are the Company's general unsecured senior obligations and rank equally in right of payment with all of the Company's and the guarantors' existing and future unsecured senior debt, including the Company's 6.00% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024. The 5.125% Senior Notes and the guarantees are effectively subordinated to any of the Company's and the guarantors' existing and future secured debt to the extent of the value of the assets securing such debt, including all anticipated borrowings under the Senior Credit Facility. The 5.125% Senior Notes are structurally subordinated to all existing and future liabilities (including trade payables) of the Company's subsidiaries that do not guarantee the 5.125% Senior Notes.

At any time prior to April 1, 2018, the Company could have, at its option, redeemed all or a part of the 5.125% Senior Notes upon not less than 30 days nor more than 60 days prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) the Applicable Premium (as defined in the indenture) as of the date of redemption, plus (iii) accrued and unpaid interest and liquidated damages, if any, to the date of redemption. On or after April 1, 2018, the Company may, at its option, redeem all or a part of the 5.125% Senior Notes upon not less than 30 days nor more than 60 days notice at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and liquidated damages, if any, on the 5.125% Senior Notes redeemed, to the applicable redemption date, if redeemed during the period beginning on April 1 of the years indicated below:

Year	Percentage
2020	100.854%
2021 and thereafter	100.000%

If there is a "change of control" (as defined in the Indenture), holders of the 5.125% Senior Notes will have the right to cause GEO to repurchase their 5.125% Senior Notes at a price equal to 101% of the principal amount of the 5.125% Senior Notes repurchased plus accrued and unpaid interest and liquidated damages, if any, to the purchase date.

The indenture governing the 5.125% Senior Notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of the Company’s assets. As of the date of the indenture, all of the Company’s subsidiaries, other than certain dormant domestic and other subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. The Company’s failure to comply with certain of the covenants under the indenture governing the 5.125% Senior Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company was in compliance with all of the financial covenants of the indenture governing the 5.125% Senior Notes as of December 31, 2019.

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

5.875% Senior Notes due 2022

On October 3, 2013, the Company completed an offering of $250.0 million aggregate principal amount of senior notes due 2022 (the “5.875% Senior Notes due 2022”) in a private offering under the Indenture dated as of October 3, 2013 among GEO, certain of its domestic subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee. The 5.875% Senior Notes due 2022 were offered and sold to “qualified institutional buyers” in accordance with Rule 144A under the Securities Act, and outside the United States to non-U.S. persons in accordance with Regulations S under the Securities Act. The 5.875% Senior Notes due 2022 were issued at a coupon rate and yield to maturity of 5.875%. Interest on the 5.875% Senior Notes due 2022 is payable semi-annually in cash in arrears on January 15 and July 15, commencing on January 15, 2014. The 5.875% Senior Notes due 2022 mature on January 15, 2022. The 5.875% Senior Notes due 2022 and the guarantees are the Company's general unsecured senior obligations and rank equally in right of payment with all of the Company's and the guarantors' existing and future unsecured senior debt, including the Company's 6.00% Senior Notes, the 5.125% Senior Notes and the 5.875% Senior Notes due 2024. The 5.875% Senior Notes due 2022 and the guarantees are effectively subordinated to any of the Company's and the guarantors' existing and future secured debt to the extent of the value of the assets securing such debt, including all anticipated borrowings under the Senior Credit Facility. The 5.875% Senior Notes due 2022 are structurally subordinated to all existing and future liabilities (including trade payables) of the Company's subsidiaries that do not guarantee the 5.875% Senior Notes due 2022.

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
The indenture governing the notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of the Company’s assets. As of the date of the indenture, all of the Company’s subsidiaries, other than certain dormant domestic and other subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. The Company’s failure to comply with certain of the covenants under the indenture governing the 5.875% Senior Notes due 2022 could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company was in compliance with all of the financial covenants of the indenture governing the 5.875% Senior Notes due 2022 as of December 31, 2019.

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

Debt Repurchases
On August 16, 2019, the Company's Board of Directors authorized the Company to repurchase and/or retire a portion of the 6.00% Senior Notes due 2026, the 5.875% Senior Notes due 2024, the 5.125% Senior Notes due 2023, the 5.875% Senior Notes due 2022 (collectively the "GEO Senior Notes") and the Company's term loan under its Amended Credit Agreement through cash purchases, in open market, privately negotiated transactions, or otherwise, up to an aggregate maximum of $100.0 million, subject to certain limitations through December 31, 2020.

During 2019, the Company repurchased approximately $56.0 million in aggregate principal amount of its 5.875% Senior Notes due 2022 at a weighted average price of 97.55% for a total cost of $54.7 million. As a result of these repurchases, the Company recognized a net loss on extinguishment of debt of $0.3 million during the year ended December 31, 2019.

Non-Recourse Debt
Northwest ICE Processing Center

On December 9, 2011, the Washington Economic Development Finance Authority issued $54.4 million of its Washington Economic Development Finance Authority Taxable Economic Development Revenue Bonds, series 2011 (“2011 Revenue Bonds”). The bonds were rated AA- by Standard & Poor’s Ratings Services and the scheduled payment of principal and interest is guaranteed by municipal bond insurance issued by Assured Guaranty Municipal Corp. The 2011 Revenue Bonds have an average all-in cost of approximately 6.4%, including debt issuance costs and the bond discount, and maturity dates ranging through October 1, 2021. The 2011 Revenue Bonds were issued to provide funds to make a loan to CSC of Tacoma, LLC ("CSC") for purposes of reimbursing GEO for costs incurred by GEO for the 2009 expansion of the Northwest ICE Processing

Center and paying the costs of issuing the 2011 Revenue Bonds. The payment of principal and interest on the bonds is non-recourse to GEO. None of the bonds nor CSC’s obligations under the loan are obligations of GEO nor are they guaranteed by GEO.
As of December 31, 2019, the remaining balance of the debt service requirement related to the 2011 Revenue Bonds is $15.7 million, of which $7.7 million is classified as current in the accompanying balance sheet. As of December 31, 2019, included in restricted cash and investments is $4.7 million (all current) of funds held in trust with respect to the Northwest ICE Processing Center for debt service and other reserves which had not been released to the Company as of December 31, 2019.

Australia - Ravenhall
In connection with a design and build facility project agreement with the State of Victoria, in September 2014 the Company entered into a syndicated facility agreement (the "Construction Facility") to provide debt financing for construction of the project. Refer to Note 7 - Contract Receivable. The Construction Facility provided for non-recourse funding up to AUD 791 million, or $554.8 million, based on exchange rates as of December 31, 2019. Construction draws were funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility was through September 2019 and bore interest at a variable rate quoted by certain Australian banks plus 200 basis points. On May 22, 2019, the Company completed an offering of AUD 461.6 million, or $323.8 million, based on exchange rates as of December 31, 2019, aggregate principal amount of non-recourse senior secured notes due 2042 (the "Non-Recourse Notes"). The amortizing Non-Recourse Notes were issued by Ravenhall Finance Co Pty Limited in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Non-Recourse Notes were issued with a coupon and yield to maturity of 4.23% with a maturity date of March 31, 2042. The net proceeds from this offering were used to refinance the outstanding Construction Facility and to pay all related fees, costs and expenses associated with the transaction. As a result of the transaction, the Company incurred a $4.5 million loss on extinguishment of debt related to swap termination fees and unamortized deferred loan costs associated with the Construction Facility. Additionally, loan costs of approximately $7.5 million were incurred and capitalized in connection with the offering.

Other
In August 2019, the Company entered into two identical promissory notes in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the promissory notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. The Company has entered into interest rate swap agreements to fix the interest rate at 4.22%. Included in the balance at December 31, 2019 is $0.7 million of deferred loan costs incurred in the transaction. Refer to Note 8 - Derivative Financial Instruments for further information.

Debt Repayment
Debt repayment schedules under Finance Lease Obligations, Long-Term Debt, Non-Recourse Debt and the Senior Credit Facility are as follows:

Fiscal Year	Finance Leases	Long-Term Debt	Non- Recourse Debt	Revolver	Term Loans	Total Annual Repayment
	(In thousands)
2020	$1,934	$1,026	$13,901	$—	$8,000	$24,861
2021	1,936	1,071	14,780	—	8,000	25,787
2022	1,233	195,075	7,722	—	8,000	212,030
2023	—	301,166	8,218	—	8,000	317,384
2024	—	251,208	8,688	520,671	746,000	1,526,567
Thereafter	—	388,535	274,869	—	—	663,404
	5,103	1,138,081	328,178	520,671	778,000	2,770,033
Interest imputed on Capital Leases	(533)	—	—	—	—	(533)
Original issue discount	—	—	(81)	—	(2,281)	(2,362)
Current portion	(1,616)	(1,026)	(13,901)	—	(8,000)	(24,543)
Non-current portion	$2,954	$1,137,055	$314,196	$520,671	$767,719	$2,742,595

Guarantees
The Company has entered into certain guarantees in connection with the performance of a facility in Australia (Refer to Note 7 - Contract Receivable). The obligations amounted to approximately AUD58 million, or $40.7 million, based on exchange rates in effect as of December 31, 2019. These guarantees are secured by outstanding letters of credit under the Company's Revolver as of December 31, 2019.
At December 31, 2019, the Company also had eight letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $10.8 million.
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
In addition to the above, the Company had also agreed to provide a loan, if required, of up to 20 million South African Rand, or $1.4 million based on exchange rates as of December 31, 2019, referred to as the shareholder's standby facility, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the shareholder's standby facility. The Company’s obligations under the shareholder's standby facility expired upon SACS’ release from its obligations under the common terms agreement in February 2019 with the final payment of the facility management fees.
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
In connection with the creation of GEOAmey, the Company and its joint venture partner guarantee the availability of working capital in equal proportion to ensure that GEOAmey can comply with current and future contractual commitments related to the performance of its operations. The Company and the 50% joint venture partner had each extended a £12 million line of credit to the joint venture. The Company’s maximum exposure relative to the joint venture was its note receivable and future financial support necessary to guarantee performance under the contract. In October 2018, the notes receivable to each joint venture partner were paid off in full.
Except as discussed above, the Company does not have any off balance sheet arrangements.

14.	Leases

On January 1, 2019, the Company adopted Accounting Standard Update ("ASU") No. 2016-02, "Leases" (Topic 842) which requires that entities record lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The Company implemented the new standard using the transition method that provided for adoption on the adoption date and recognizing a cumulative-effect adjustment to retained earnings, if any, upon adoption. Therefore, the consolidated financial statements for the year ended December 31, 2019 are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with the Company's historical accounting policy. Refer to Note 1 - Summary of Business Organization, Operations and Significant Accounting Policies - Recent Accounting Pronouncements for further information.

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

Lease related assets and liabilities are recorded on the balance sheet as follows (in thousands):

	Classification on the Balance Sheet	December 31, 2019
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$121,527
Finance lease assets	Property and Equipment, Net	2,880
Total lease assets		$124,407

Liabilities
Current
Operating	Operating lease liabilities, current portion	$26,208
Finance [1]	Current portion of finance liabilities, long-term debt and non-recourse debt	1,616
Noncurrent
Operating	Operating Lease Liabilities	97,291
Finance [1]	Finance Lease Liabilities	2,954
Total lease liabilities		$128,069

[1] Also refer to Note 13 - Debt.

Certain information related to the lease costs for finance and operating leases is presented as follows (in thousands):

Year Ended December 31, 2019
Operating lease cost	$46,934
Finance lease cost:
Amortization of right-of-use assets	1,023
Interest on lease liabilities	354
Total finance lease cost	1,377
Short-term lease cost	1,953
Total lease cost	$50,264

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$48,833
Operating cash flows for finance leases	$323
Financing activities for finance leases	$1,610
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,223

Weighted average remaining lease term:
Operating leases	7.3 years
Finance leases	2.7 years
Weighted average discount rate:
Operating leases	4.75%
Finance leases	8.27%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities and finance lease liabilities recorded on the balance sheet as of December 31, 2019 (in thousands).

	Operating Leases	Finance Leases
2020	$31,378	$1,934
2021	26,188	1,936
2022	19,691	1,233
2023	16,044	—
2024	13,527	—
Thereafter	41,652	—
Total minimum lease payments	148,480	5,103
Less: amount of lease payment representing interest	(24,981)	(533)
Present value of future minimum lease payments	123,499	4,570
Less: current obligations under leases	(26,208)	(1,616)
Long-term lease obligations	$97,291	$2,954

15.	Benefit Plans

The Company’s employees participate in an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code that covers substantially all U.S. based salaried employees. Employees may contribute a percentage of eligible compensation to the plan, subject to certain limits under the Internal Revenue Code. For the years ended December 31, 2019, 2018 and 2017, the Company provided matching contributions of $5.3 million, $5.9 million and $4.9 million, respectively.
The Company has two non-contributory defined benefit pension plans covering certain of the Company’s executives. Retirement benefits are based on years of service, employees’ average compensation for the last five years prior to retirement and social security benefits. Currently, the plans are not funded. The Company purchased and is the beneficiary of life insurance policies for certain participants enrolled in the plans. There were no significant transactions between the employer or related parties and the plans during 2019, 2018 or 2017.
As of December 31, 2019, the Company had a non-qualified deferred compensation agreement with its Chief Executive Officer (“CEO”). The agreement provides for a lump sum payment upon retirement, no sooner than age 55. As of December 31, 2019, the CEO had reached age 55 and was eligible to receive the payment upon retirement. If the Company’s CEO had retired as of December 31, 2019, the Company would have had to pay him $8.6 million. The long-term portion of the pension liability related to the defined benefit plans and the deferred compensation agreement with the CEO as of December 31, 2019 and 2018 was $37.2 million and $32.1 million, respectively, and is included in Other Non-Current liabilities in the accompanying consolidated balance sheets.

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

	December 31, 2019	December 31, 2018
Accumulated Benefit Obligation, End of Year	$30,139	$25,777

Change in Projected Benefit Obligation
Projected Benefit Obligation, Beginning of Year	$32,474	$32,820
Service Cost	998	1,200
Interest Cost	1,393	1,242
Actuarial (Gain) Loss	3,449	(2,166)
Benefits Paid	(763)	(622)
Projected Benefit Obligation, End of Year	$37,551	$32,474
Change in Plan Assets
Plan Assets at Fair Value, Beginning of Year	$—	$—
Company Contributions	763	622
Benefits Paid	(763)	(622)
Plan Assets at Fair Value, End of Year	$—	$—
Unfunded Status of the Plan	$(37,551)	$(32,474)
Amounts Recognized in Accumulated Other Comprehensive Income
Net Loss	8,285	5,047
Total Pension Cost	$8,285	$5,047

	2019	2018
Components of Net Periodic Benefit Cost
Service Cost	$998	$1,200
Interest Cost	1,393	1,242
Amortization of:
Net Loss	210	532
Net Periodic Pension Cost	$2,601	$2,974
Weighted Average Assumptions for Expense
Discount Rate	3.40%	4.50%
Expected Return on Plan Assets	N/A	N/A
Rate of Compensation Increase	4.40%	4.40%

The amount included in accumulated other comprehensive income as of December 31, 2019 that has not yet been recognized as a component of net periodic benefit cost is $8.3 million. The amount included in other accumulated comprehensive income as of December 31, 2019 that is expected to be recognized as a component of net periodic benefit cost in fiscal year 2019 is $0.5 million.

The benefit payments reflected in the table below represent the Company’s obligations to employees that are eligible for retirement or have already retired and are receiving deferred compensation benefits:

Fiscal Year	Pension Benefits
(In thousands)
2020	$9,465
2021	868
2022	860
2023	850
2024	939
Thereafter	24,569

$37,551

The Company also maintains The GEO Group Inc. Deferred Compensation Plan (“Deferred Compensation Plan”), a non-qualified deferred compensation plan for employees who are ineligible to participate in its qualified 401(k) plan. Eligible employees may defer a fixed percentage of their salary and the Company matches employee contributions up to a certain amount based on the employee’s years of service. Payments will be made at retirement age of 65, at termination of employment or earlier depending on the employees’ elections. The Company established a rabbi trust; the purpose of which is to segregate the assets of the Deferred Compensation Plan from the Company’s cash balances. The funds in the rabbi trust are included in Restricted Cash and Investments in the accompanying Consolidated Balance Sheets. These funds are not available to the Company for any purpose other than to fund the Deferred Compensation Plan; however, these funds may be available to the Company’s creditors in the event the Company becomes insolvent. The rabbi trust had a balance of approximately $28.3 million at December 31, 2019. All employee and employer contributions relative to the Deferred Compensation Plan are made directly to the rabbi trust. The Company recognized expense related to its contributions of $0.1 million for each of the years ended December 31, 2019, 2018 and 2017. The total liability for this plan at December 31, 2019 and 2018 was approximately $29.5 million and $21.2 million, respectively, and is included in Other Non-Current Liabilities in the accompanying Consolidated Balance Sheets. The current portion of the liability was $1.5 million and $1.7 million as of December 31, 2019 and 2018, respectively.

16.	Business Segments and Geographic Information
Operating and Reporting Segments
The Company conducts its business through four reportable business segments: the U.S. Secure Services segment; the GEO Care segment; the International Services segment; and Facility Construction & Design segment. The Company has identified these four reportable segments to reflect the current view that the Company operates four distinct business lines, each of which constitutes a material part of its overall business. The U.S. Secure Services segment primarily encompasses U.S.-based secure services business. The Company’s community-based services, youth services and BI are operating segments aggregated under the GEO Care reporting segment. The GEO Care segment, which conducts its services in the United States, represents services provided to adults and juveniles for non-residential treatment, educational and community based programs, pre-release and half-way house programs, compliance technologies, monitoring services and evidence-based supervision and treatment programs for community-based parolees, probationers, and pretrial defendants. The International Services segment primarily consists of secure services operations in South Africa, Australia and the United Kingdom. The Facility Construction & Design segment primarily contracts with various state, local and federal agencies for the design and construction of facilities for which the Company has management contracts. Generally, the assets and revenues from the Facility Construction & Design segment are offset by a similar amount of liabilities and expenses. Segment disclosures below (in thousands) reflect the results of continuing operations. All transactions between segments are eliminated.

Fiscal Year	2019	2018	2017
Revenues:
U.S. Secure Services	$1,601,679	$1,492,973	$1,438,044
GEO Care	614,249	580,313	514,166
International Services	232,016	253,874	195,806
Facility Construction and Design [1] [2]	29,978	4,226	115,404
Total revenues	$2,477,922	$2,331,386	$2,263,420
Capital Expenditures:
U.S. Secure Services	$69,074	$163,208	$117,186
GEO Care	45,000	30,136	24,263
International Services	1,468	2,322	6,957
Total capital expenditures [1]	$115,542	$195,666	$148,406
Depreciation and amortization:
U.S. Secure Services	$78,974	$76,801	$75,276
GEO Care	49,781	47,546	47,103
International Services	2,070	2,087	1,918
Total depreciation and amortization [1]	$130,825	$126,434	$124,297
Operating Income:
U.S. Secure Services	$322,506	$297,453	$302,488
GEO Care	147,036	138,911	123,525
International Services	16,723	12,816	14,235
Facility Construction & Design [1] [2]	74	—	(1,620)
Operating income from segments	$486,339	$449,180	$438,628
General and Administrative Expenses	(185,926)	(184,515)	(190,343)
Total operating income	$300,413	$264,665	$248,285

[1] The Company began the design and construction of a secure facility located in Ravenhall, a locality near Melbourne, Australia in 2014. The facility was completed in November 2017. There were no capital expenditures or depreciation or amortization associated with this segment in 2019, 2018 or 2017. Refer to Note 7 - Contract Receivable.
[2] During 2019 and 2018, the Company had facility construction & design revenues related to an expansion project at its Fulham Correctional Centre in Australia which is expected to be completed in the third quarter of 2020.
Pre-Tax Income Reconciliation of Segments
The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates, in each case, during the years ended December 31, 2019, 2018 and 2017, respectively.

Fiscal Year Ended	2019	2018	2017
	(In thousands)
Operating income from segments	$486,339	$449,180	$438,628
Unallocated amounts:
General and administrative expense	(185,926)	(184,515)	(190,343)
Net interest expense	(122,090)	(115,348)	(96,348)
Loss on extinguishment of debt	(4,795)	—	—
Income before income taxes and equity in earnings of affiliates	$173,528	$149,317	$151,937

	2019	2018	2017
	(In thousands)
Segment assets:
U.S. Secure Services	$2,618,629	$2,590,722	$2,385,069
GEO Care	1,112,880	1,063,484	1,121,792
International Services	82,097	84,911	40,056
Facility Construction & Design	371,846	383,713	499,406
Total segment assets	$4,185,452	$4,122,830	$4,046,323

Asset Reconciliation
The following is a reconciliation of the Company’s reportable segment assets to the Company’s total assets as of December 31, 2019 and 2018, respectively.

	2019	2018
	(In thousands)
Reportable segment assets	$4,185,452	$4,122,830
Cash	32,463	31,255
Deferred income tax assets	36,278	29,924
Restricted cash and investments, current and non-current	63,341	74,109
Total assets	$4,317,534	$4,258,118

Geographic Information
During each of the years ended December 31, 2019, 2018 and 2017, the Company’s international operations were conducted through (i) the Company’s wholly owned Australian subsidiary, The GEO Group Australia Pty. Ltd., through which the Company has management contracts for four correctional facilities, (ii) the Company's wholly owned subsidiaries, GEO Ravenhall Finance Holdings Pty. Ltd. and GEO Ravenhall Holdings Pty. Ltd. which, together, had a design and construction contract for a facility in Ravenhall, Australia which was completed in November 2017, (iii) the Company’s wholly-owned subsidiary in South Africa, SACM, through which the Company manages one correctional facility, and (iv) the Company’s wholly-owned subsidiary in the United Kingdom, The GEO Group UK Ltd., through which the Company manages the Dungavel House Immigration Removal Centre.

Fiscal Year	2019	2018	2017
	(In thousands)
Revenues:
U.S. operations	$2,216,401	$2,073,286	$1,952,210
Australia operations	235,462	231,164	285,702
South African operations	18,779	19,806	18,251
United Kingdom operations	7,280	7,130	7,257
Total revenues	$2,477,922	$2,331,386	$2,263,420
Property and Equipment, net:
U.S. operations	$2,131,877	$2,145,197	$2,061,711
Australia operations	12,215	13,006	16,281
South African operations	182	88	131
United Kingdom operations	448	319	—
Total Property and Equipment, net	$2,144,722	$2,158,610	$2,078,123

Sources of Revenue
The Company derives most of its revenue from the management of secure facilities through public-private partnerships. The Company also derives revenue from the provision of community based and youth services, monitoring and evidence-based supervision and treatment programs in the United States, and expansion of new and existing secure facilities, processing centers and reentry centers.

Fiscal Year	2019	2018	2017
	(In thousands)
Revenues:
Secure Services	$1,833,695	$1,746,847	$1,633,850
GEO Care	614,249	580,313	514,166
Facility Construction and Design	29,978	4,226	115,404
Total revenues	$2,477,922	$2,331,386	$2,263,420

Equity in Earnings of Affiliates
Equity in earnings of affiliates for 2019, 2018 and 2017 includes the operating results of the Company’s joint ventures in SACS and GEOAmey. These joint ventures are accounted for under the equity method and the Company’s investments in SACS and GEOAmey are presented as a component of other non-current assets in the accompanying Consolidated Balance Sheets.

The Company has recorded $5.0 million, $7.4 million and $10.8 million in earnings, net of tax impact, for SACS operations during the years ended December 31, 2019, 2018 and 2017, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying Consolidated Statements of Operations. During 2017, SACS was successful in obtaining a favorable tax judgment which resulted in an increase in earnings net of taxes of $5.5 million As of December 31, 2019 and 2018, the Company’s investment in SACS was $12.3 million and $13.4 million, respectively. The investment is included in other non-current assets in the accompanying Consolidated Balance Sheets. The Company received dividend distributions of $6.3 million and $11.8 million, in 2019 and 2018, respectively from this unconsolidated joint venture.

The Company has recorded $4.6 million, $2.2 million and $1.2 million in earnings, net of tax impact, for GEOAmey’s operations during the years ended December 31, 2019, 2018 and 2017, respectively, which are included in equity in earnings of affiliates, net of income tax provision, in the accompanying Consolidated Statements of Operations. As of December 31, 2019 and 2018, the Company’s investment in GEOAmey was $5.7 million and $4.8 million, respectively, and represents its share of cumulative reported earnings. The Company received dividend distributions of $4.0 million in 2019 from this unconsolidated joint venture. There were no dividend distributions from this unconsolidated joint venture in 2018.
Business Concentration
Except for the major customer noted in the following table, no other single customer made up greater than 10% of the Company’s consolidated revenues for the following fiscal years:

Customer	2019	2018	2017
Various agencies of the U.S Federal Government:	53%	50%	48%

The concentrations above relate entirely to the Company's U.S. Secure Services segment.
Credit risk related to accounts receivable is reflective of the related revenues.

17.	Income Taxes

The United States and foreign components of income before income taxes and equity in earnings in affiliates are as follows:

	2019	2018	2017
	(In thousands)
Income before income taxes and equity in earnings in affiliates
United States	$155,844	$131,261	$130,205
Foreign	17,684	18,056	21,732
Income before income taxes and equity in earnings in affiliates	$173,528	$149,317	$151,937

The provision for income taxes consists of the following components:

	2019	2018	2017
	(In thousands)
Federal income taxes:
Current	$13,018	$9,340	$13,928
Deferred	(7,028)	(2,195)	(3,803)
	5,990	7,145	10,125
State income taxes:
Current	5,093	3,050	3,337
Deferred	(383)	(1,889)	(2,269)
	4,710	1,161	1,068
Foreign income taxes:
Current	(875)	497	(11,545)
Deferred	6,823	5,314	18,310
	5,948	5,811	6,765
Total U.S. and foreign provision for income taxes	$16,648	$14,117	$17,958

The U.S. Tax Cuts and Jobs Act ("Tax Act") enacted on December 22, 2017 introduced significant changes to U.S. income tax law. Effective 2018, the Tax Act reduced the U.S. statutory corporate tax rate from 35% to 21%. The 21% U.S. statutory corporate tax rate is applicable starting in 2018.

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

Any legislative changes, as well as any other new or proposed Treasury regulations to address questions that arise because of the Tax Act, may result in additional income tax impacts. There are no significant impacts to income tax for the year ended December 31, 2018 and 2019.

Due to the change in the statutory tax rate from the Tax Act, the Company remeasured its deferred taxes as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized.
The net tax expense (benefit) recognized related to the Tax Act was $(0.3) million and $9.6 million for 2018 and 2017, respectively.

A reconciliation of the statutory U.S. federal tax rate of 21% and the effective income tax rate is as follows:

	2019	2018	2017
	(In thousands)
Provisions using statutory federal income tax rate	$36,476	$31,340	$53,175
State income taxes (benefit), net of federal tax benefit	2,421	1,915	(776)
REIT benefit	(22,395)	(19,992)	(43,554)
Change in valuation allowance	1,456	(1,245)	2,055
Federal tax credits	(2,118)	(1,904)	(2,016)
Tax Cut and Jobs Act impact	—	(301)	9,584
Foreign income taxes (benefit)	1,934	1,479	(1,830)
Other, net	(1,126)	2,825	1,320
Total provision for income taxes	$16,648	$14,117	$17,958

The Company's effective tax rate differs from the U.S. statutory rate of 21% primarily due to a zero tax rate on earnings generated by the Company's REIT operations. State income taxes (benefit), net of federal tax benefits of $2.4 million, $1.9 million and $(0.8) million for 2019, 2018 and 2017, respectively, is presented exclusive of the related change in valuation allowance of state income tax deferred items. Net of the related change in valuation allowances the state income taxes, net of federal tax benefits is $4.1 million, $1.3 million and $1.5 million for 2019, 2018 and 2017, respectively.
The following table presents the breakdown between non-current net deferred tax assets as classified on the balance sheets as of December 31, 2019 and 2018:

	2019	2018
	(In thousands)
Deferred tax assets - non current	$36,278	$29,924
Deferred tax liabilities - non current	(19,254)	(13,681)
Total net deferred tax assets	$17,024	$16,243

The significant components of the Company's deferred tax assets and liabilities consisted of the following as of December 31, 2019 and 2018:

	2019	2018
Deferred tax assets:	(In thousands)
Net operating losses	$32,394	$35,924
Accrued liabilities	24,452	23,719
Deferred compensation	15,052	12,031
Accrued compensation	7,239	7,735
Deferred revenue	13,219	8,458
Tax credits	5,223	6,850
Equity awards	4,894	4,419
Depreciation	15,424	9,960
Operating lease liability	13,140	—
Other, net	1,817	—
Valuation allowance	(22,786)	(21,333)
Total deferred tax assets	$110,068	$87,763
Deferred tax liabilities:
Intangible assets	$(24,097)	$(26,543)
Capitalized transaction costs	(16,797)	(16,643)
Accounting method change	(7,019)	—
Prepaid expenses and other	(32,493)	(28,214)
Lease right-of-use assets	(12,638)	—
Other, net	—	(120)
Total deferred tax liabilities	$(93,044)	$(71,520)

Total net deferred tax assets	$17,024	$16,243

Deferred income taxes should be reduced by a valuation allowance if it is not more likely than not that some portion or all of the deferred tax assets will be realized. On a periodic basis, management evaluates and determines the amount of the valuation allowance required and adjusts such valuation allowance accordingly. At year end 2019 and 2018, the Company has a valuation allowance of $22.8 million and $21.3 million, respectively related to deferred tax assets for foreign net operating losses, state net operating losses and state tax credits. The valuation allowance increased by $1.5 million during the year ended December 31, 2019.
The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are permanently invested outside the United States. At December 31, 2019, $9.9 million of accumulated undistributed earnings of non-U.S. subsidiaries were permanently invested outside the United States. At the existing U.S. federal income and applicable foreign withholding tax rates, additional taxes (net of foreign tax credits) of $0.5 million, consisting solely of withholding taxes, would have to be provided if such earnings were remitted currently.
As of the year ended December 31, 2019, the Company had $43.1 million of Federal net operating loss carryforwards which begin to expire in 2032 and $203.7 million of combined net operating loss carryforwards in various states which begin to expire in 2019. The Federal net operating losses are at the Company's REIT which is not subject to tax. The Company has recorded a partial valuation allowance against the deferred tax assets related to the state operating losses.
Also, as of the year ended December 31, 2019, the Company had $57.9 million of foreign operating losses which carry forward indefinitely and $5.1 million of state tax credits which begin to expire in 2019. The Company has recorded a partial valuation allowance against the deferred tax assets related to the foreign operating losses and state tax credits.
The Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. The exercise of non-qualified stock options and vesting of restricted stock awards which have been granted under the Company’s equity award plans give rise to compensation income which is includable in the taxable income of the applicable employees and the majority of which is deductible by the Company for federal and state income tax purposes. In the case of non-qualified stock options, the compensation income results from increases in the fair market value of the Company's common stock subsequent to the date of grant. At year end 2019, the deferred tax asset net of a valuation allowance related to unexercised stock options and restricted stock grants for which the Company has recorded a book expense was $4.9 million.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2019	2018	2017
	(In thousands)
Balance at Beginning of Period	$4,584	$4,461	$1,640
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	994	298	—
Additions from current year acquisitions	—	—	4,121
Reductions for tax positions of prior years	—	—	(1,290)
Reductions as a result of a lapse of applicable statutes of limitations	(109)	(175)	(10)
Balance at End of Period	$5,469	$4,584	$4,461

All amounts in the reconciliation are reported on a gross basis and do not reflect a federal tax benefit on state income taxes. The Company has accrued $5.3 million of accrued uncertain tax benefits as of December 31, 2019 which is inclusive of the federal tax benefit on state income taxes. The Company believes that it is reasonably possible that a decrease may be necessary in the unrecognized tax benefits within twelve months of the reporting date of approximately $0.04 million, related to state tax exposures, due to a lapse of the statute of limitation. The accrued uncertain tax balance at December 31, 2019 includes $5.3 million of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate.
The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2015. The Company was under audit by the IRS for the 2013 tax year, its first REIT year. In the fourth quarter of 2017, the Company received a no change letter from the IRS for the 2013 tax year. One of our foreign subsidiaries is under examination in a foreign jurisdiction for tax years 2015 to 2018, no assessment has been made.
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
During the years ended December 31, 2019 and 2018, the Company did not recognize any interest and penalties. The Company classifies interest and penalties as interest expense and other expense, respectively.

18.	Commitments and Contingencies

Collective Bargaining Agreements
The Company had approximately 33% of its workforce covered by collective bargaining agreements at December 31, 2019. Collective bargaining agreements with 7% of employees are set to expire in less than one year.

Contract Awards/Modifications

On December 30, 2019, the Company announced that GEO Secure Services signed a new managed-only contract with the U.S. Marshals Service for the government-owned, 512-bed El Centro Service Detention Facility in California. The contract will have a term of eight years and nine months, inclusive of option periods, effective December 23, 2019.

On December 23, 2019, the Company announced that it entered into two new contracts with U.S. Immigration and Customs Enforcement (“ICE”) for five company-owned facilities in California totaling 4,490 beds. The contracts will have terms of 15 years years, inclusive of two five year options, effective December 20, 2019. The contracts cover two existing, company-owned facilities currently operated by GEO on behalf of ICE: the 1,940-bed Adelanto ICE Processing Center and the 400-bed Mesa Verde ICE Processing Center. The contracts also incorporate three other company-owned facilities: the 700-bed Central Valley facility, the 750-bed Desert View facility, and the 700-bed Golden State facility, as facility annexes.

In the third quarter of 2019, the Company was awarded a ten-year contract renewal for the continued delivery of secure transportation under our GEO Amey joint venture in the United Kingdom.
On June 5, 2019, the Company announced that it entered into a contract modification to increase the contract capacity at its company-owned Montgomery Processing Center in Conroe, Texas by 314 beds increasing the center's capacity to 1,314 beds. The 314-bed contract capacity increase became fully operational in the third quarter of 2019.
On May 2, 2019, the Company announced that it entered into a new ten-year contract, inclusive of renewal option periods, with the Federal Bureau of Prisons (“BOP”) for the reactivation of its existing company-owned, 1,800-bed North Lake Correctional Facility located in Baldwin, Michigan. The contract became operational on October 1, 2019. The Company also announced on May 2, 2019 that Reeves County, Texas entered into two new ten-year contracts, inclusive of renewal periods, with the BOP for the county-owned, 1,800-bed Reeves County Detention Center I & II and the county-owned, 1,376-bed Reeves County Detention Center III. GEO will provide management consulting and support services to Reeves County. The new ten-year contracts were awarded to GEO and Reeves County under a long-standing procurement, for the housing of non-U.S. citizen criminal aliens, commonly referred to as Criminal Alien Requirement (CAR) 19, which was issued by the BOP in 2017.
On April 25, 2019, the Company announced that it signed a contract modification for the reactivation of its existing company-owned 1,000-bed South Louisiana ICE Processing Center (the "Center") located in Basile, Louisiana. The previously idled Center will house federal immigration detainees under an existing intergovernmental service agreement. The Center began the intake process during the third quarter of 2019.

Contract Terminations

    Recently California enacted legislation aimed at phasing out public-private partnership contracts for the operation of secure facilities within California and facilities outside of the state of California housing state of California inmates. As previously announced, the Company's contract for its Central Valley facility was already discontinued by the California Department of Corrections and Rehabilitation at the end of September 2019. The Company expects that its contracts with the California Department of Corrections and Rehabilitation for its Desert View facility and Golden State facility will be discontinued by March 1, 2020 and May 1, 2020, respectively. As discussed above, the Company subsequently entered into new contracts with ICE for its Central Valley, Desert View and Golden State facilities effective December 20, 2019.
Commitments
As of December 31, 2019, the Company had contractual commitments for a number of projects using existing Company financing facilities. The Company’s management estimates that these existing capital projects will cost approximately $61.0 million, of which $28.0 million was spent through 2019. The Company estimates the remaining capital requirements related to these capital projects to be approximately $33.0 million. These projects are expected to be completed through 2020.
In addition to these current estimated capital requirements, the Company is currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that the Company wins bids for these projects and decides to self-finance their construction, its capital requirements could materially increase.

Litigation, Claims and Assessments

As previously reported and described in the Company's prior periodic reports, including most recently in its Form 10-Q for the quarter ended September 30, 2019, former civil immigration detainees at the Aurora Immigration Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the United States District Court for the District of Colorado (the “Court”). The complaint alleges that the Company was in violation of the Colorado Minimum Wages of Workers Act and the federal Trafficking Victims Protection Act ("TVPA"). The plaintiff class claims that the Company was unjustly enriched because of the level of payment the detainees received for work performed at the facility, even though the voluntary work program as well as the wage rates and standards associated with the program that are at issue in the case are authorized by the Federal government under guidelines approved by the United States Congress. On July 6, 2015, the Court found that detainees were not employees under the Colorado Minimum Wage Order and dismissed this claim. In February 2017, the Court granted the plaintiff-class’ motion for class certification on the TVPA and unjust enrichment claims. The plaintiff class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the Court may deem proper. In the time since the Colorado suit was initially filed, three similar lawsuits have been filed - two in Washington and one in California. In Washington, one of the two lawsuits was filed on September 9, 2017 by immigration detainees against the Company in the U.S. District Court for the Western District of Washington. The second lawsuit was filed on September 20, 2017 by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. In California, a class-action lawsuit was filed on December 19, 2017 by immigration detainees against the Company in the U.S. District Court Eastern Division of the Central District of California. All three lawsuits allege violations of the respective state’s minimum wage laws. However, the California lawsuit, like the Colorado suit, also includes claims that the Company violated the TVPA and California's equivalent state statute. On September 27, 2019, the California plaintiff class filed a motion for class certification of both California-based and nationwide classes. The Company filed a response to this motion disputing the plaintiff class' right to broad class treatment of the claims at issue. On July 2, 2019, the Company filed a Motion for Summary Judgment in the Washington Attorney General’s Tacoma lawsuit based on the Company’s position that its legal defenses prevent the case from proceeding to trial. The federal court in Washington denied the Company's Motion for Summary Judgment on August 6, 2019. However, on August 20, 2019, the Department of Justice filed a Statement of Interest, which asked the Washington court to revisit its prior denial of the Company's intergovernmental immunity defense in the case. While the Washington court ultimately elected not to dismiss the case at the time, its order importantly declared that the Company's intergovernmental immunity defense was legally viable, to be ultimately determined at trial. The two Washington cases are currently set for trial in April 2020. The Company intends to take all necessary steps to vigorously defend itself and has consistently refuted the allegations and claims in these lawsuits. The Company has not recorded an accrual relating to these matters at this time, as a loss is not considered probable nor reasonably estimable at this stage of the lawsuits. The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, the results of these claims or proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these claims or proceedings could have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company's accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. The Company does not accrue for anticipated legal fees and costs but expenses those items as incurred.
On December 30, 2019, GEO filed a lawsuit for declaratory and injunctive relief challenging California’s newly enacted law - Assembly Bill 32 (AB-32) - which bars the federal government from engaging GEO or any other government contractors to provide detention services for illegal aliens. GEO’s claims, as described in the lawsuit, are grounded in authoritative legal doctrine that under the Constitution’s Supremacy Clause, the federal government is free from regulation by any state. By prohibiting federal detention facilities in California, the lawsuit argues AB-32 substantially interferes with the ability of USMS and ICE to carry out detention responsibilities for the federal government. Secondly, because AB-32 creates exceptions to the State when using GEO or any government contractors (to alleviate overcrowding), California’s statute unlawfully discriminates against the federal government. On December 31, 2019, GEO filed its motion for a preliminary injunction restraining California’s Governor and Attorney General from enforcing AB-32 against GEO’s detention facilities on behalf of USMS and ICE.

The nature of the Company's business exposes it to various types of third-party legal claims or litigation against the Company, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, product liability claims, intellectual property infringement claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, indemnification claims by its customers and other third parties, contractual claims and claims for personal injury or other damages resulting from contact with the Company's facilities, programs, electronic monitoring products, personnel or prisoners, including damages arising from a prisoner's escape or from a disturbance or riot at a facility. The Company accrues for legal costs associated with loss contingencies when those costs are probable and reasonably estimable. The Company does not expect the outcome of any pending claims or legal proceedings to have a material adverse effect on its financial condition, results of operations or cash flows.

Other Assessment

A state non-income tax audit completed in 2016 included tax periods for which the state tax authority had a number of years ago processed a substantial tax refund. At the completion of the audit fieldwork, the Company received a notice of audit findings disallowing deductions that were previously claimed by the Company, approved by the state tax authority and served as the basis for the approved refund claim. In early January 2017, the Company received a formal Notice of Assessment of Taxes and Demand for Payment from the taxing authority disallowing the deductions. The total tax, penalty and interest assessed is approximately $18.9 million. The Company has filed an administrative protest and disagrees with the assessment and intends to take all necessary steps to vigorously defend its position.  The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of outside counsel in connection with this matter.

19.	Selected Quarterly Financial Data (Unaudited)
The Company’s selected quarterly financial data is as follows (in thousands, except per share data attributable to GEO):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Revenues	$610,667	$613,966	$631,579	$621,710
Operating income	74,777	81,175	78,159	66,302
Net Income	40,649	41,836	45,885	38,042
Net Income Attributable to The GEO Group, Inc.	40,705	41,914	45,932	38,052
Basic earnings per share:
Net income per share	$0.34	$0.35	$0.39	$0.32
Diluted earnings per share:
Net income per share *	$0.34	$0.35	$0.39	$0.32

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Revenues	$564,917	$583,509	$583,530	$599,430
Operating income	64,450	66,951	69,780	63,484
Net Income	34,920	37,325	39,229	33,353
Net Income Attributable to The GEO Group, Inc.	34,987	37,421	39,289	33,392
Basic earnings per share:
Net income per share	$0.29	$0.31	$0.33	$0.28
Diluted earnings per share:
Net income per share *	$0.29	$0.31	$0.33	$0.28

* Earnings per share table contains slight summation differences due to rounding.

20.	Condensed Consolidating Financial Information

The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

(i) The GEO Group, Inc., as the issuer of the 6.00% Senior Notes due, 5.875% Senior Notes due 2022, 5.875% Senior Notes due 2024 and 5.125% Senior Notes (collectively, the "Notes");
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

Refer to Note 13 - Debt for a description of the notes that are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31, 2019
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$941,117	$2,010,561	$272,613	$(746,369)	$2,477,922
Operating expenses	755,443	1,628,470	223,214	(746,369)	1,860,758
Depreciation and amortization	29,688	97,259	3,878	—	130,825
General and administrative expenses	69,969	95,689	20,268	—	185,926
Operating income	86,017	189,143	25,253	—	300,413
Interest income	13,956	7,293	27,270	(19,585)	28,934
Interest expense	(90,127)	(57,005)	(23,477)	19,585	(151,024)
Loss on extinguishment of debt	(486)	155	(4,464)	—	(4,795)
Income before income taxes and equity in earnings of affiliates	9,360	139,586	24,582	—	173,528
Provision for income taxes	1,472	9,595	5,581	—	16,648
Equity in earnings of affiliates, net of income tax provision	—	—	9,532	—	9,532
Income from operations before equity in income of consolidated subsidiaries	7,888	129,991	28,533	—	166,412
Income from consolidated subsidiaries, net of income tax provision	158,524	—	—	(158,524)	—
Net income	166,412	129,991	28,533	(158,524)	166,412
Loss attributable to noncontrolling interests	—	—	191	—	191
Net income attributable to The GEO Group, Inc.	$166,412	$129,991	$28,724	$(158,524)	$166,603
Net income	$166,412	$129,991	$28,533	$(158,524)	$166,412
Other comprehensive income (loss), net of tax	(1,476)	(3,247)	8,014	—	3,291
Total comprehensive income	$164,936	$126,744	$36,547	$(158,524)	$169,703
Comprehensive loss attributable to noncontrolling interests	—	—	183	—	183
Comprehensive income attributable to The GEO Group, Inc.	$164,936	$126,744	$36,730	$(158,524)	$169,886

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31, 2018
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$827,473	$1,905,243	$268,723	$(670,053)	$2,331,386
Operating expenses	664,354	1,539,343	222,128	(670,053)	1,755,772
Depreciation and amortization	27,036	95,504	3,894	—	126,434
General and administrative expenses	64,852	98,601	21,062	—	184,515
Operating income	71,231	171,795	21,639	—	264,665
Interest income	14,702	5,494	35,501	(20,942)	34,755
Interest expense	(81,456)	(56,194)	(33,395)	20,942	(150,103)
Income before income taxes and equity in earnings of affiliates	4,477	121,095	23,745	—	149,317
Provision for income taxes	972	7,424	5,721	—	14,117
Equity in earnings of affiliates, net of income tax benefit	—	—	9,627	—	9,627
Income from operations before equity in income of consolidated subsidiaries	3,505	113,671	27,651	—	144,827
Income from consolidated subsidiaries, net of income tax provision	141,322	—	—	(141,322)	—
Net income	144,827	113,671	27,651	(141,322)	144,827
Loss attributable to noncontrolling interests	$—	$—	$262	$—	$262
Net income attributable to The GEO Group, Inc.	$144,827	$113,671	$27,913	$(141,322)	$145,089
Net income	$144,827	$113,671	$27,651	$(141,322)	$144,827
Other comprehensive income (loss), net of tax	—	1,785	(972)	—	813
Total comprehensive income	$144,827	$115,456	$26,679	$(141,322)	$145,640
Comprehensive loss attributable to noncontrolling interests	—	—	277	—	277
Comprehensive income attributable to The GEO Group, Inc.	$144,827	$115,456	$26,956	$(141,322)	$145,917

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year ended December 31, 2017
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$711,013	$1,810,262	$321,612	$(579,467)	$2,263,420
Operating expenses	568,061	1,441,884	270,017	(579,467)	1,700,495
Depreciation and amortization	24,580	96,051	3,666	—	124,297
General and administrative expenses	59,194	104,373	26,776	—	190,343
Operating income	59,178	167,954	21,153	—	248,285
Interest income	16,200	4,294	52,069	(20,887)	51,676
Interest expense	(69,969)	(55,080)	(43,862)	20,887	(148,024)
Income before income taxes and equity in earnings of affiliates	5,409	117,168	29,360	—	151,937
Provision for income taxes	1,103	9,608	7,247	—	17,958
Equity in earnings of affiliates, net of income tax provision	—	—	12,045	—	12,045
Income from operations before equity in income of consolidated subsidiaries	4,306	107,560	34,158	—	146,024
Income from consolidated subsidiaries, net of income tax provision	141,718	—	—	(141,718)	—
Net income	146,024	107,560	34,158	(141,718)	146,024
Loss attributable to noncontrolling interests	$—	$—	$217	$—	$217
Net income attributable to The GEO Group, Inc.	$146,024	$107,560	$34,375	$(141,718)	$146,241
Net income	$146,024	$107,560	$34,158	$(141,718)	$146,024
Other comprehensive income (loss), net of tax	—	(1,420)	7,793	—	6,373
Total comprehensive income	$146,024	$106,140	$41,951	$(141,718)	$152,397
Comprehensive loss attributable to noncontrolling interests	—	—	211	—	211
Comprehensive income attributable to The GEO Group, Inc.	$146,024	$106,140	$42,162	$(141,718)	$152,608

CONDENSED CONSOLIDATING BALANCE SHEET
(in thousands)

	As of December 31, 2019
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$9,840	$—	$22,623	$—	$32,463
Restricted cash and investments	—	—	32,418	—	32,418
Accounts receivable, less allowance for doubtful accounts	167,769	218,920	41,175	3,118	430,982
Contract receivable, current portion		—	11,199	—	11,199
Prepaid expenses and other current assets	1,273	32,187	9,315	(2,059)	40,716
Total current assets	178,882	251,107	116,730	1,059	547,778
Restricted Cash and Investments	—	28,648	2,275	—	30,923
Property and Equipment, Net	846,297	1,214,697	83,728	—	2,144,722
Right-of-Use Assets Operating Leases	21,995	98,654	878	—	121,527
Contract Receivable	—	—	360,647	—	360,647
Assets Held for Sale	705	5,354	—	—	6,059
Intercompany Receivable	978,337	238,680	17,050	(1,234,067)	—
Deferred Income Tax Assets	—	35,584	694	—	36,278
Goodwill	—	775,953	403	—	776,356
Intangible Assets, Net	—	209,554	516	—	210,070
Investment in Subsidiaries	1,484,930	573,816	2,189	(2,060,935)	—
Other Non-Current Assets	18,329	123,797	18,853	(77,805)	83,174
Total Assets	$3,529,475	$3,555,844	$603,963	$(3,371,748)	$4,317,534
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$16,690	$76,631	$5,911	$—	$99,232
Accrued payroll and related taxes	—	38,243	16,429	—	54,672
Accrued expenses and other current liabilities	32,175	131,031	28,765	(363)	191,608
Operating lease liabilities, current portion	5,232	20,777	199	—	26,208
Current portion of finance lease obligations, long-term debt and non-recourse debt	8,000	2,626	13,582	—	24,208
Total current liabilities	62,097	269,308	64,886	(363)	395,928
Deferred Income Tax Liabilities	—	—	19,254	—	19,254
Intercompany Payable	106,029	1,100,299	26,316	(1,232,644)	—
Other Non-Current Liabilities	3,572	162,026	733	(77,805)	88,526
Operating Lease Liabilities	17,321	79,290	680	—	97,291
Finance Lease Obligations	—	2,954	—	—	2,954
Long-Term Debt	2,343,626	—	64,671	—	2,408,297
Non-Recourse Debt	—	—	309,236	—	309,236
Commitments & Contingencies
Shareholders' Equity:
Total shareholders’ equity attributable to The GEO Group, Inc.	996,830	1,941,967	118,969	(2,060,936)	996,830
Noncontrolling Interests	—	—	(782)	—	(782)
Total Shareholders’ Equity	996,830	1,941,967	118,187	(2,060,936)	996,048
Total Liabilities and Shareholders' Equity	$3,529,475	$3,555,844	$603,963	$(3,371,748)	$4,317,534

CONDENSED CONSOLIDATING BALANCE SHEET
(in thousands)

	As of December 31, 2018
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$4,468	$7,873	$18,914	$—	$31,255
Restricted cash and investments	2,854	—	48,824	—	51,678
Accounts receivable, less allowance for doubtful accounts	190,594	221,957	44,377	(11,402)	445,526
Contract receivable, current portion	—	—	15,535	—	15,535
Prepaid expenses and other current assets	2,011	50,482	7,114	(1,839)	57,768
Total current assets	199,927	280,312	134,764	(13,241)	601,762
Restricted Cash and Investments	—	21,009	1,422	—	22,431
Property and Equipment, Net	845,291	1,227,223	86,096	—	2,158,610
Contract Receivable	—	—	368,178	—	368,178
Assets Held for Sale	705	1,929	—	—	2,634
Intercompany Receivable	990,365	150,710	22,407	(1,163,482)	—
Deferred Income Tax Assets	798	27,928	1,198	—	29,924
Goodwill	—	775,955	404	—	776,359
Intangible Assets, Net	—	231,787	573	—	232,360
Investment in Subsidiaries	1,503,841	458,229	2,190	(1,964,260)	—
Other Non-Current Assets	9,541	115,695	19,334	(78,710)	65,860
Total Assets	$3,550,468	$3,290,777	$636,566	$(3,219,693)	$4,258,118
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$13,566	$72,128	$7,338	$—	$93,032
Accrued payroll and related taxes	—	56,543	19,466	—	76,009
Accrued expenses and other current liabilities	23,565	168,231	25,615	(13,241)	204,170
Current portion of finance lease obligations, long-term debt and non-recourse debt	8,000	2,017	322,010	—	332,027
Total current liabilities	45,131	298,919	374,429	(13,241)	705,238
Deferred Income Tax Liabilities	—	—	13,681	—	13,681
Intercompany Payable	142,055	989,856	31,571	(1,163,482)	—
Other Non-Current Liabilities	1,395	152,815	6,981	(78,710)	82,481
Finance Lease Obligations	—	4,570	—	—	4,570
Long-Term Debt	2,321,384	—	75,843	—	2,397,227
Non-Recourse Debt	—	—	15,017	—	15,017
Commitments & Contingencies
Shareholders' Equity:
Total shareholders’ equity attributable to The GEO Group, Inc.	1,040,503	1,844,617	119,643	(1,964,260)	1,040,503
Noncontrolling Interests	—	—	(599)	—	(599)
Total Shareholders’ Equity	1,040,503	1,844,617	119,044	(1,964,260)	1,039,904
Total Liabilities and Shareholders' Equity	$3,550,468	$3,290,777	$636,566	$(3,219,693)	$4,258,118

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31, 2019
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$275,126	$58,530	$4,487	$338,143
Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	—	414	—	414
Insurance proceeds - damaged property	—	19,310	—	19,310
Proceeds from sale of assets held for sale	—	823	—	823
Change in restricted investments	—	(7,440)	—	(7,440)
Capital expenditures	(35,968)	(79,627)	(1,649)	(117,244)
Net cash used in investing activities	(35,968)	(66,520)	(1,649)	(104,137)
Cash Flow from Financing Activities:
Payments on long-term debt	(513,219)	—	—	(513,219)
Proceeds from long-term debt	521,370	—	—	521,370
Payments on non-recourse debt	—	—	(335,116)	(335,116)
Proceeds from non-recourse debt	—	—	321,102	321,102
Taxes paid related to net share settlements of equity awards	(4,179)	—	—	(4,179)
Debt issuance costs	(9,856)	—	—	(9,856)
Proceeds from stock options exercised	1,258	—	—	1,258
Dividends paid	(232,546)	—	—	(232,546)
Proceeds from issuance of common stock in connection with ESPP	532	—	—	532
Net cash used in financing activities	(236,640)	—	(14,014)	(250,654)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	—	—	(352)	(352)
Net (Decrease) Increase in Cash. Cash Equivalents and Restricted Cash and Cash Equivalents	2,518	(7,990)	(11,528)	(17,000)
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	7,322	7,990	69,160	84,472
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$9,840	$—	$57,632	$67,472

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31, 2018
	The GEO Group Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$156,754	$86,974	$30,747	$274,475
Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	—	268	1,809	2,077
Insurance proceeds - damaged property	—	1,438	—	1,438
Proceeds from assets held for sale	—	3,797		3,797
Change in restricted cash and investments	—	(129)	—	(129)
Capital expenditures	(104,034)	(89,310)	(2,322)	(195,666)
Net cash used in investing activities	(104,034)	(83,936)	(513)	(188,483)
Cash Flow from Financing Activities:
Payments on long-term debt	(276,000)	—	(6,358)	(282,358)
Proceeds from long-term debt	502,998	—	—	502,998
Payments on non-recourse debt	—	—	(18,544)	(18,544)
Taxes paid related to net share settlements of equity awards	(3,820)	—	—	(3,820)
Payments for repurchases of common stock	(95,175)	—	—	(95,175)
Debt issuance costs	(990)	—	—	(990)
Proceeds from stock options exercised	1,887	—	—	1,887
Dividends paid	(229,498)	—	—	(229,498)
Proceeds from issuance of common stock in connection with ESPP	534		—	534
Net cash used in financing activities	(100,064)	—	(24,902)	(124,966)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	—	—	(10,099)	(10,099)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(47,344)	3,038	(4,767)	(49,073)
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	54,666	4,952	73,927	133,545
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$7,322	$7,990	$69,160	$84,472

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31, 2017
	The GEO Group Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by (used in) operating activities	118,018	91,174	171,850	381,042
Cash Flow from Investing Activities:
Acquisition of CEC, net of cash acquired	(353,556)	—	—	(353,556)
Proceeds from sale of property and equipment	3,436	—	24	3,460
Insurance proceeds - damaged property	2,754	—	—	2,754
Change in restricted cash and investments	—	(4,507)	—	(4,507)
Capital expenditures	(53,030)	(86,336)	(9,040)	(148,406)
Net cash used in investing activities	(400,396)	(90,843)	(9,016)	(500,255)
Cash Flow from Financing Activities:
Proceeds from long-term debt	1,389,084	—	—	1,389,084
Payments on long-term debt	(1,140,788)		—	(1,140,788)
Payments on non-recourse debt	—	—	(307,414)	(307,414)
Proceeds from non-recourse debt	—	—	181,658	181,658
Taxes paid related to net share settlements of equity awards	(4,142)	—	—	(4,142)
Debt issuance costs	(8,701)	—	(841)	(9,542)
Proceeds from stock options exercised	6,962	—	—	6,962
Dividends paid	(227,463)	—	—	(227,463)
Proceeds from issuance of common stock in connection with public offering	275,867	—	—	275,867
Proceeds from issuance of common stock in connection with ESPP	497	—	—	497
Net cash provided by (used in) financing activities	291,316	—	(126,597)	164,719
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(2,318)	(2,318)
Net Increase in Cash and Cash Equivalents	8,938	331	33,919	43,188
Cash and Cash Equivalents, beginning of period	45,728	4,621	40,008	90,357
Cash and Cash Equivalents, end of period	$54,666	$4,952	$73,927	$133,545

21.	Subsequent Events

Dividend
On February 3, 2020, the Board of Directors declared a quarterly cash dividend of $0.48 per share of common stock, which was paid on February 21, 2020 to shareholders of record as of the close of business on February 14, 2020.

Options and Restricted Stock Awards
On February 10, 2020, the Compensation Committee of the Board of Directors resolved to grant approximately 490,000 options and 942,000 shares of restricted stock to certain employees and directors of the Company effective March 1, 2020. Of the total shares of restricted stock granted, 360,000 are performance-based awards which vest subject to the achievement of certain total shareholder return and return on capital employed metrics over a three-year period.

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
Internal Control Over Financial Reporting
(a) Management’s Annual Report on Internal Control Over Financial Reporting
See “Item 8. — Financial Statements and Supplementary Data — Management’s Annual Report on Internal Control Over Financial Reporting” for management’s report on the effectiveness of our internal control over financial reporting as of December 31, 2019.
(b) Attestation Report of the Registered Public Accounting Firm
See “Item 8. — Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm” for the report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting as of December 31, 2019.
(c) Changes in Internal Control over Financial Reporting
Our management is responsible for reporting any changes in our internal control over financial reporting (as such terms are defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented certain internal controls to ensure we adequately evaluated our lease contracts and properly assessed the impact of the new accounting standard related to lease accounting on our financial statements, including relevant disclosures, to facilitate this adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting during the year ended December 31, 2019 due to the adoption of this standard on January 1, 2019.

Item 9B.	Other Information
Not applicable.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance

We have adopted a code of business conduct and ethics applicable to all of our directors, officers, employees, agents and representatives, including our consultants. The code strives to deter wrongdoing and promote honest and ethical conduct, the avoidance of conflicts of interest, full, fair, accurate, timely and transparent disclosure, compliance with the applicable government and self-regulatory organization laws, rules and regulations, prompt internal reporting of violations of the code, and accountability for compliance with the code. In addition, we have adopted a code of ethics for the CEO, our senior financial officers and all other employees. The codes can be found on our website at http://www.geogroup.com by clicking on the link “About Us” on our homepage and then clicking on the link “Corporate Governance.” In addition, the codes are available in print to any shareholder who request them by contacting our Vice President of Corporate Relations at 561-999-7306. In the event that we amend or waive any of the provisions of the code of business conduct and ethics and the code of ethics for the CEO, our senior financial officers and employees that relate to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on our Investor Relations website. The other information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2020 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the year covered by this report.

ITEM 11.    Executive Compensation

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2020 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2020 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2020 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 14.    Principal Accounting Fees and Services

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2020 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)(1) Financial Statements.
The consolidated financial statements of GEO are filed under Item 8 of Part II of this report.
(2) Financial Statement Schedules.
Schedule II — Valuation and Qualifying Accounts — Page 163

Schedule III  — Real Estate and Accumulated Depreciation  — Page 164
All other schedules specified in the accounting regulations of the Securities and Exchange Commission have been omitted because they are either inapplicable or not required.
(3) Exhibits Required by Item 601 of Regulation S-K. The following exhibits are filed as part of this Annual Report:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s report on Form 8-K, filed on June 30, 2014).	https://www.sec.gov/Archives/edgar/data/923796/000119312514254491/d750635dex31.htm

3.2	Articles of Merger, effective as of June 27, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 8-K, filed on June 30, 2014).	https://www.sec.gov/Archives/edgar/data/923796/000119312514254491/d750635dex32.htm

3.3
Articles of Amendment to the Amended and Restated Articles of Incorporation of The GEO Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s report on Form 8-K, filed on April 26, 2017).
https://www.sec.gov/Archives/edgar/data/923796/000119312517137344/d384798dex31.htm

3.4	Second Amended and Restated Bylaws of The GEO Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s report on Form 8-K, filed on April 17, 2017).	https://www.sec.gov/Archives/edgar/data/923796/000119312517126104/d377930dex31.htm

3.5	Amendment to Second Amended and Restated Bylaws Adopted on July 6, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s report on Form 8-K filed on July 11, 2018).	https://www.sec.gov/Archives/edgar/data/923796/000119312518216156/d458165dex31.htm

3.6	Amendment to Second Amended and Restated Bylaws Adopted on September 10, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s report on Form 8-K filed on September 13, 2018).	https://www.sec.gov/Archives/edgar/data/923796/000119312518272904/d624393dex31.htm

3.7	Amendment to Second Amended and Restated Bylaws Adopted on November 29, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s report on Form 8-K filed on November 30, 2018).	https://www.sec.gov/Archives/edgar/data/923796/000119312518339841/d665620dex31.htm

3.8
Amendment to the Second Amended and Restated Bylaws of The GEO Group, Inc., effective October 9, 2019 (incorporated by reference to Exhibit 3.1 to the Company's report on Form 8-K filed on October 16, 2019).
https://www.sec.gov/Archives/edgar/data/923796/000119312519268526/d818688dex31.htm

4.1
Indenture, dated as of March 19, 2013, by and among the Company, the Guarantors party thereto, and Wells Fargo Bank, National Association as Trustee relating to the 5.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on March 25, 2013).
https://www.sec.gov/Archives/edgar/data/923796/000119312513124536/d509256dex41.htm

4.2	Form of 5.125% Senior Note due 2023 (included in Exhibit 4.1).	https://www.sec.gov/Archives/edgar/data/923796/000119312513124536/d509256dex41.htm

4.3
Indenture, dated as of October 3, 2013, by and among the Company, the Guarantors party thereto, and Wells Fargo Bank, National Association as Trustee relating to the 5 7/8% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on October 9, 2013).
https://www.sec.gov/Archives/edgar/data/923796/000119312513395357/d610381dex41.htm

4.4	Form of 5 7/8% Senior Note due 2022 (included in Exhibit 4.3).	https://www.sec.gov/Archives/edgar/data/923796/000119312513395357/d610381dex41.htm

4.5
Supplemental Indenture dated as of June 27, 2014, to Indenture dated as of March 19, 2013, with respect to the Predecessor Registrant’s 5.125% Senior Notes, between the Company and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s report on Form 8-K, filed on June 30, 2014).
https://www.sec.gov/Archives/edgar/data/923796/000119312514254491/d750635dex44.htm

4.6
Supplemental Indenture dated as of June 27, 2014, to Indenture dated as of October 3, 2013, with respect to the Predecessor Registrant’s 5 7/8% Senior Notes, between the Company and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.5 to the Company’s report on Form 8-K, filed on June 30, 2014).
https://www.sec.gov/Archives/edgar/data/923796/000119312514254491/d750635dex45.htm

4.7
Indenture, dated as of September 25, 2014, by and between GEO and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on October 1, 2014).
https://www.sec.gov/Archives/edgar/data/923796/000119312514360857/d795633dex41.htm

4.8
First Supplemental Indenture, dated as of September 25, 2014, by and among GEO, certain subsidiary guarantors and Wells Fargo Bank, National Association, as Trustee with respect to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Company’s report on Form 8-K, filed on October 1, 2014).
https://www.sec.gov/Archives/edgar/data/923796/000119312514360857/d795633dex42.htm

4.9	Form of 5.875% Senior Note due 2024 (included in Exhibit 4.8).	https://www.sec.gov/Archives/edgar/data/923796/000119312514360857/d795633dex42.htm

4.10
Second Supplemental Indenture, dated as of April 18, 2016, by and among The GEO Group, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee with respect to the 6.00% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on April 18, 2016).
https://www.sec.gov/Archives/edgar/data/923796/000119312516545008/d172173dex41.htm

4.11	Form of 6.00% Senior Notes due 2026 (included in Exhibit 4.10).	https://www.sec.gov/Archives/edgar/data/923796/000119312516545008/d172173dex41.htm

4.12	Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-3ASR, filed on October 20, 2017).	https://www.sec.gov/Archives/edgar/data/914670/000119312517315521/d474071dex41.htm

4.13	Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-3ASR, filed on October 20, 2017).	https://www.sec.gov/Archives/edgar/data/914670/000119312517315521/d474071dex42.htm

4.14	Description of Registrant's Securities*
10.1
Form of Indemnification Agreement between the Company and its Officers and Directors (incorporated herein by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†

10.2	The GEO Group, Inc. Senior Management Performance Award Plan, as Amended and Restated (incorporated by reference to Exhibit 10.3 to the Company's report on Form 10-K, filed on February 26, 2019) †	https://www.sec.gov/Archives/edgar/data/923796/000119312519050054/d663410dex103.htm

10.3	Amended and Restated The GEO Group, Inc. Senior Officer Retirement Plan, effective December 31, 2008 (incorporated by reference to Exhibit 10.8 to the Company’s report on Form 8-K January 7, 2009)†	https://www.sec.gov/Archives/edgar/data/923796/000095014409000110/g17230exv10w8.htm

10.4
Senior Officer Employment Agreement, dated August 3, 2009, by and between the Company and Brian Evans (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q, filed on August 3, 2009)†
https://www.sec.gov/Archives/edgar/data/923796/000095012309028997/g19984exv10w1.htm

10.5
Senior Officer Employment Agreement, dated February 1, 2016, by and between the Company and J. David Donahue (incorporated herein by reference to Exhibit 10.7 to the Company's report on Form 10-K, filed on February 25, 2019) †
https://www.sec.gov/Archives/edgar/data/923796/000119312519050054/d663410dex107.htm

10.6
First Amendment to Senior Officer Employment Agreement, effective March 1, 2011, by and between the Company and Brian R. Evans (incorporated by reference to Exhibit 10.28 to the Company’s report on Form 10-K, filed on March 2, 2011)†
https://www.sec.gov/Archives/edgar/data/923796/000095012311020922/g25405exv10w28.htm

10.7
Amended and Restated The GEO Group, Inc. Executive Retirement Plan (effective January 1, 2008) (incorporated by reference to Exhibit 10.36 to the Company’s report on Form 10-K, filed on March 1, 2012)†
https://www.sec.gov/Archives/edgar/data/923796/000119312512090269/d259590dex1036.htm

10.8	Amendment to The GEO Group, Inc. Executive Retirement Plan (incorporated by reference to Exhibit 10.37 to the Company’s report on Form 10-K, filed on March 1, 2012)†	https://www.sec.gov/Archives/edgar/data/923796/000119312512090269/d259590dex1037.htm

10.9
The GEO Group, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.38 to the Company’s report on Form 10-K, filed on March 1, 2012)†
https://www.sec.gov/Archives/edgar/data/923796/000119312512090269/d259590dex1038.htm

10.10	Amendment to The GEO Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.39 to the Company’s report on Form 10-K, filed on March 1, 2012)†	https://www.sec.gov/Archives/edgar/data/923796/000119312512090269/d259590dex1039.htm

10.11	Amendment to The GEO Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.40 to the Company’s report on Form 10-K, filed on March 1, 2012)†	https://www.sec.gov/Archives/edgar/data/923796/000119312512090269/d259590dex1040.htm

10.12	The GEO Group, Inc. 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-8, filed on May 4, 2012 (File No. 333-181175))†	https://www.sec.gov/Archives/edgar/data/923796/000119312512212236/d347267dex1041.htm

10.13
Third Amended and Restated Executive Employment Agreement, dated August 22, 2012, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.42 to the Company’s report on Form 8-K, filed on August 28, 2012)†
https://www.sec.gov/Archives/edgar/data/923796/000119312512372017/d403128dex1042.htm

10.14
Amended and Restated Executive Retirement Agreement, dated August 22, 2012, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.43 to the Company’s report on Form 8-K, filed on August 28, 2012)†
https://www.sec.gov/Archives/edgar/data/923796/000119312512372017/d403128dex1043.htm

10.15
First Amendment to Third Amended and Restated Executive Employment Agreement, dated April 29, 2013, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on April 30, 2013) †.
https://www.sec.gov/Archives/edgar/data/923796/000119312513183222/d531349dex101.htm

10.16
Second Amendment to Third Amended and Restated Executive Employment Agreement, dated May 29, 2013, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on June 4, 2013) †.
https://www.sec.gov/Archives/edgar/data/923796/000119312513246954/d549744dex101.htm

10.17	The GEO Group, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on May 5, 2014). †	https://www.sec.gov/Archives/edgar/data/923796/000119312514182656/d721126dex101.htm

10.18
Letter of Offer, dated August 18, 2016, between The GEO Group, Inc. and HSBC Bank Australia Limited (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on August 24, 2016).
https://www.sec.gov/Archives/edgar/data/923796/000119312516690048/d247455dex101.htm

10.19
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
https://www.sec.gov/Archives/edgar/data/923796/000119312517101954/d316743dex101.htm

10.20	The GEO Group, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on April 30, 2018).	https://www.sec.gov/Archives/edgar/data/923796/000119312518143556/d570847dex101.htm

10.21
Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of April 30, 2018, by and among The GEO Group, Inc., GEO Corrections Holdings, Inc., BNP Paribas, as administrative agent for the lenders, the refinancing lenders party thereto and each other lender party thereto (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on May 4, 2018).
https://www.sec.gov/Archives/edgar/data/923796/000119312518152758/d564439dex101.htm

10.22	Consultant Agreement, effective January 1, 2019, by and between the Company and John Bulfin (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on December 12, 2018).	https://www.sec.gov/Archives/edgar/data/923796/000119312518347861/d672276dex101.htm

10.23
Senior Officer Employment Agreement, dated July 21, 2014, by and between the Company and Ann Schlarb (incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q, filed on May 6, 2019)†
https://www.sec.gov/Archives/edgar/data/923796/000119312519138425/d651801dex101.htm

10.24
Amendment No. 2 to Third Amended and Restated Credit Agreement, dated June 12, 2019, by and among The GEO Group, Inc. and GEO Corrections Holdings, Inc., as the Borrowers, GEO Australasia Holdings PTY LTD, GEO Australasia Finance Holdings PTY LTD, as trustee of the GEO Australasia Finance Holding Trust, BNP Paribas, as administrative agent, and the lenders party thereto (portions of this exhibit have been omitted) (incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q, filed on August 2, 2019)
https://www.sec.gov/Archives/edgar/data/923796/000119312519212102/d759337dex101.htm

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

101*
The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity, and (vi) the Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104 *	Cover Page Interactive Data Title - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
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

Item 16. Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GEO GROUP, INC.

/s/ BRIAN R. EVANS
Brian R. Evans
Senior Vice President and Chief Financial Officer
Date: February 26, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George C. Zoley	Chairman of the Board and Chief	February 26, 2020
George C. Zoley	Executive Officer (principal executive officer)

/s/ Brian R. Evans	Senior Vice President and	February 26, 2020
Brian R. Evans	Chief Financial Officer (principal financial officer)

/s/ Ronald A. Brack	Executive Vice President, Chief Accounting Officer	February 26, 2020
Ronald A. Brack	and Controller (principal accounting officer)

/s/ Scott M. Kernan	Director	February 26, 2020
Scott M. Kernan

/s/ Julie M. Wood	Director	February 26, 2020
Julie M. Wood

/s/ Anne N. Foreman	Director	February 26, 2020
Anne N. Foreman

/s/ Richard H. Glanton	Director	February 26, 2020
Richard H. Glanton

/s/ Christopher C. Wheeler	Director	February 26, 2020
Christopher C. Wheeler

/s/ Guido M. Van Hauwermeiren	Director	February 26, 2020
Guido M. Van Hauwermeiren

/s/ Jose Gordo	Director	February 26, 2020
Jose Gordo

THE GEO GROUP, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2019, 2018 and 2017

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions, Actual Charge-Offs	Balance at End of Period
	(In thousands)
YEAR ENDED DECEMBER 31, 2019:
Allowance for doubtful accounts	$4,183	$190	$—	$(1,178)	$3,195
YEAR ENDED DECEMBER 31, 2018:
Allowance for doubtful accounts	$4,574	$823	$—	$(1,214)	$4,183
YEAR ENDED DECEMBER 31, 2017:
Allowance for doubtful accounts	$3,664	$2,456	$—	$(1,546)	$4,574

THE GEO GROUP, INC.
SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(dollars in thousands)

			Original			Gross Cost at December 31, 2019
Property Name (1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties
Secure Services - Owned and Leased
Broward Transitional Center	Secure Services Facility	Deerfield Beach, FL	$4,085	$15,441	$18,988	$4,209	$34,305	$—	$—	$38,514	$9,991	1998, 2004, 2010/2011, 2013/2014	$28,523
D. Ray James Correctional Facility	Secure Services Facility	Folkston, GA	$1,229	$55,961	$13,757	$1,764	$68,901	$243	$39	$70,947	$15,624	1998/1999, 2008/2009, 2011/2012	$55,323
Folkston ICE Processing Center	Secure Services Facility	Folkston, GA	$291	$30,399	$8,727	$291	$38,580	$—	$546	$39,417	$7,250	2005, 2008, 2013, 2017	$32,167
LaSalle ICE Processing Center	Secure Services Facility	Jena, LA	$856	$51,623	$6,735	$1,166	$57,475	$514	$59	$59,214	$16,827	1998, 2008, 2010/2011, 2017	$42,387
Alexandria Staging Facility (3)	Secure Services Facility	Alexandria, LA	$—	$17,283	$54	$—	$17,337	$—	$—	$17,337	$1,902	2014	$—
Moshannon Valley Correctional and Rehabilitation Facility	Secure Services Facility	Philipsburg, PA	$1,107	$65,160	$8,907	$1,723	$73,324	$87	$40	$75,174	$16,536	2005/2006, 2013	$58,638
North Lake Correctional Facility	Secure Services Facility	Baldwin, MI	$66	$36,727	$53,637	$1,709	$88,674	$—	$47	$90,430	$15,655	1998/1999, 2002, 2011, 2019	$74,775
Queens Detention Facility	Secure Services Facility	Jamaica, NY	$2,237	$19,847	$5,478	$2,237	$25,308	$—	$17	$27,562	$10,454	1971, 1996/1997, 2004, 2019	$—
Riverbend Correctional and Rehabilitation Facility (3)	Secure Services Facility	Milledgeville, GA	$—	$72,932	$652	$157	$73,427	$—	$—	$73,584	$15,887	2011	$57,697
Rivers Correctional Facility	Secure Services Facility	Winton, NC	$875	$60,328	$5,964	$1,256	$65,703	$149	$59	$67,167	$24,924	2000/2001, 2017	$42,243
Robert A. Deyton Detention Facility	Secure Services Facility	Lovejoy, GA	$—	$8,163	$10,812	$15	$18,960	$—	$—	$18,975	$10,892	1984-1986, 2008/2009	$—
Big Spring Correctional Facility (3)	Secure Services Facility	Big Spring, TX	$480	$82,180	$32,077	$2,281	$112,456	$—	$—	$114,737	$33,373	1940, 1960, 1982, 1991, 1994, 1996, 2001, 2009-2012, 2016, 2018	$—
Great Plains Correctional Facility	Secure Services Facility	Hinton, OK	$463	$76,580	$18,470	$2,396	$90,161	$—	$2,956	$95,513	$19,697	1990-1992, 1995, 2008, 2011, 2013, 2015, 2018, CIP	$75,816
Joe Corley Processing Center	Secure Services Facility	Conroe, TX	$470	$64,813	$12,233	$604	$72,076	$—	$4,836	$77,516	$11,324	2008, 2017, 2018, CIP	$66,192
Karnes County Detention Facility	Secure Services Facility	Karnes City, TX	$937	$24,825	$6,513	$912	$27,034	$176	$4,153	$32,275	$8,456	1995, CIP	$23,819
Karnes County Family Residential Center	Secure Services Facility	Karnes City, TX	$—	$29,052	$30,346	$47	$59,317	$—	$34	$59,398	$8,101	2011/2012, 2014, 2015	$—
Lawton Correctional Facility	Secure Services Facility	Lawton, OK	$1,012	$96,637	$15,212	$1,073	$108,035	$—	$3,753	$112,861	$28,226	1998/1999, 2005/2006, 2015, CIP	$84,635
Rio Grande Processing Center	Secure Services Facility	Laredo, TX	$8,365	$81,178	$1,910	$6,266	$83,088	$2,099	$—	$91,453	$19,146	2007, 2008	$72,307
South Texas ICE Processing Center	Secure Services Facility	Pearsall, TX	$437	$31,405	$6,131	$437	$37,502	$—	$34	$37,973	$11,421	2004/2005, 2012	$—

Val Verde County Detention Facility	Secure Services Facility	Del Rio, TX	$21	$56,009	$1,530	$16	$57,539	$5	$—	$57,560	$17,811	2000/2001, 2005, 2007	$39,749
Adelanto ICE Processing Center	Secure Services Facility	Adelanto, CA	$8,005	$113,255	$43,427	$10,564	$154,029	$—	$94	$164,687	$23,458	1990/1991, 2011, 2012, 2015	$141,229
Aurora ICE Processing Center	Secure Services Facility	Aurora, CO	$4,590	$15,200	$78,764	$4,318	$89,744	$1,310	$3,182	$98,554	$19,772	1987, 1993, 1998, 2009, 2010, 2011, 2017, CIP	$78,782
Central Valley MCCF	Secure Services Facility	Mc Farland, CA	$1,055	$28,133	$2,949	$906	$30,980	$211	$40	$32,137	$9,874	1997, 2009/2010	$22,263
Desert View MCCF	Secure Services Facility	Adelanto, CA	$1,245	$27,943	$4,526	$1,245	$32,454	$—	$15	$33,714	$11,445	1997, 2010, 2013	$22,269
Golden State MCCF	Secure Services Facility	Mc Farland, CA	$1,264	$27,924	$2,574	$1,072	$30,422	$253	$15	$31,762	$9,494	1997, 2010	$22,268
Guadalupe County Correctional Facility	Secure Services Facility	Santa Rosa, NM	$181	$29,732	$1,511	$27	$31,052	$154	$191	$31,424	$12,698	1998/1999, 2008	$18,726
Hudson Correctional Facility	Secure Services Facility	Hudson, CO	$11,140	$—	$4,599	$7,372	$4,447	$3,920	$—	$15,739	$5,907	2009, 2011	$—
Lea County Correctional Facility (3)	Secure Services Facility	Hobbs, NM	$347	$67,933	$5,836	$—	$70,374	$347	$3,395	$74,116	$20,292	1997/1998, 2017, CIP	$—
McFarland Female CRF	Secure Services Facility	Mc Farland, CA	$914	$9,019	$9,066	$2,036	$16,765	$183	$15	$18,999	$6,135	1988, 2011, 2014	$—
Mesa Verde ICE Processing Center	Secure Services Facility	Bakersfield, CA	$2,237	$13,714	$15,615	$2,237	$26,109	$3,181	$39	$31,566	$5,312	1989, 2011, 2015	$—
Northwest ICE Processing Center	Secure Services Facility	Tacoma, WA	$3,916	$39,000	$52,136	$6,546	$88,459	$—	$47	$95,052	$23,345	2003/2004, 2009, 2010, 2012	$—
Western Region Detention Facility	Secure Services Facility	San Diego, CA	$—	$28,071	$1,396	$—	$29,404	$—	$63	$29,467	$29,391	1959-1961, 2000	$—
Brooks County Detention Center	Secure Services Facility	Falfurrias, TX	$410	$18,940	$1,400	$470	$20,280	$—	$—	$20,750	$2,571	2001, 2011	$—
East Hidalgo Detention Center	Secure Services Facility	LaVilla, TX	$460	$28,010	$4,601	$523	$32,091	$—	$457	$33,071	$3,431	2001, 2002, 2004, 2005, 2007, 2011, 2019	$—
Perry County Correctional Center	Secure Services Facility	Uniontown, AL	$400	$12,880	$401	$400	$13,281	$—	$—	$13,681	$1,753	2006	$—
Pine Prairie ICE Processing Center	Secure Services Facility	Pine Prairie, LA	$260	$11,910	$6,022	$905	$16,810	$477	$—	$18,192	$2,561	1999, 2008, 2018	$—
South Louisiana ICE Processing Center	Secure Services Facility	Basile, LA	$290	$13,040	$20,056	$353	$33,023	$—	$10	$33,386	$2,967	1993, 1994, 1996, 1998-1999, 2000-2001, 2010-2011, 2017, 2019	$—
Coastal Bend Detention Center	Secure Services Facility	Robstown, TX	$1,330	$26,820	$1,133	$1,445	$27,748	$—	$90	$29,283	$3,725	2008, 2009	$—
Eagle Pass Correctional Facility	Secure Services Facility	Maverick, TX	$296	$15,437	$8,105	$299	$23,504	$—	$35	$23,838	$1,326	2008, 2018	$—
Crossroads Reception Center	Secure Services Facility	Indianapolis, IN	$890	$2,065	$—	$890	$2,065	$—	$—	$2,955	$724	1950, 2000	$—
Montgomery ICE Processing Center	Secure Services Facility	Conroe, TX	$2,012	$112,046	$802	$2,012	$112,708	$—	$140	$114,860	$3,121	2018	$—

Secure Services - Managed
Lawrenceville Correctional Center	Secure Services Facility	Lawrenceville, VA	$—	$—	$898	$—	$898	$—	$—	$898	$880	1996-1998, 2011	$—
Arizona State Prison- Florence West	Secure Services Facility	Florence, AZ	$320	$9,317	$1,218	$320	$10,535	$—	$—	$10,855	$9,032	1997	$—
Arizona State Prison - Phoenix West	Secure Services Facility	Phoenix, AZ	$—	$7,919	$496	$—	$8,415	$—	$—	$8,415	$6,994	1979-1984, 1995/1996, 2002	$—

Central Arizona Correctional Facility	Secure Services Facility	Florence, AZ	$—	$396	$2,000	$—	$2,396	$—	$—	$2,396	$2,126	2006	$—
Arizona State Prison - Kingman	Secure Services Facility	Kingman, AZ	$—	$—	$458	$—	$458	$—	$—	$458	$199	2004, 2010	$—
New Castle Correctional Facility	Secure Services Facility	New Castle, IN	$—	$—	$23,389	$—	$23,271	$—	$118	$23,389	$11,405	2001, 2012	$—
Heritage Trails Correctional Center	Secure Services Facility	Plainfield, IN	$—	$—	$10	$—	$10	$—	$—	$10	$10	1890, 1900, 1921, 1961	$—
South Bay Correctional and Rehabilitation Facility	Secure Services Facility	South Bay, FL	$—	$—	$2,440	$—	$2,440	$—	$—	$2,440	$2,432	1996/1997, 2001, 2004/2005, 2007, 2012	$—
Reeves County Detention Complex R1/R2	Secure Services Facility	Pecos, TX	$—	$—	$1,203	$—	$1,203	$—	$—	$1,203	$1,203	1986, 1998, 2001, 2004, 2009/2010	$—
Reeves County Detention Complex R3	Secure Services Facility	Pecos, TX	$—	$—	$4,238	$—	$4,238	$—	$—	$4,238	$4,235	2003, 2006, 2010	$—
Blackwater River Correctional and Rehabilitation Facility	Secure Services Facility	Milton, FL	$—	$—	$36	$—	$36	$—	$—	$36	$36	2010	$—
Bay Correctional and Rehabilitation Facility	Secure Services Facility	Panama City, FL	$—	$—	$13	$—	$13	$—	$—	$13	$13	1995	$—
Moore Haven Correctional and Rehabilitation Facility	Secure Services Facility	Moore Haven, FL	$—	$—	$49	$—	$49	$—	$—	$49	$49	1995, 1999, 2007	$—
Graceville Correctional and Rehabilitation Facility	Secure Services Facility	Jackson, FL	$—	$—	$542	$—	$542	$—	$—	$542	$369	2007, 2009, 2015	$—
George W. Hill Correctional Facility	Secure Services Facility	Glen Mills, PA	$—	$34	$10	$—	$44	$—	$—	$44	$20	1998	$—
Kinney County Detention Center	Secure Services Facility	Bracketville, TX	$—	$223	$10	$—	$233	$—	$—	$233	$96	2004	$—
Liberty County Jail	Secure Services Facility	Liberty, TX	$—	$112	$2	$—	$114	$—	$—	$114	$98	1992	$—
Community Based Services - Owned/Leased
Beaumont Transitional Treatment Center	Community Based Services Facility	Beaumont, TX	$105	$560	$724	$132	$1,210	$—	$47	$1,389	$589	1940-1950, 1967, 1975, 1986, 1997	$—
Bronx Community Re-entry Center	Community Based Services Facility	Bronx, NY	$—	$154	$3,292	$—	$3,383	$—	$63	$3,446	$3,360	1966, 1998, 2009, 2012, 2015	$—
Cordova Center	Community Based Services Facility	Anchorage, AK	$235	$3,225	$4,264	$235	$7,489	$—	$—	$7,724	$2,582	1974-1979, 2001, 2013	$—
Delaney Hall	Community Based Services Facility	Newark, NJ	$3,759	$22,502	$13,737	$3,782	$36,041	$—	$175	$39,998	$11,313	1999/2000, 2008
El Monte Center	Community Based Services Facility	El Monte, CA	$—	$47	$398	$—	$445	$—	$—	$445	$367	1960, 2004, 2012	$—
Grossman Center	Community Based Services Facility	Leavenworth, KS	$—	$24	$3,400	$247	$3,177	$—	$—	$3,424	$86	2002/2003, 2010	$—
Las Vegas Community Correctional Center	Community Based Services Facility	Las Vegas, NV	$520	$1,580	$455	$520	$2,035	$—	$—	$2,555	$632	1978, 2004	$—
Leidel Comprehensive Sanction Center	Community Based Services Facility	Houston, TX	$3,210	$710	$595	$3,210	$1,305	$—	$—	$4,515	$554	1930, 1960, 2005/2006, 2012	$—

Marvin Gardens Center	Community Based Services Facility	Los Angeles, CA	$—	$50	$2,584	$241	$2,393	$—	$—	$2,634	$523	1962/1965, 1990, 2017	$—
McCabe Center	Community Based Services Facility	Austin, TX	$350	$510	$537	$350	$1,047	$—	$—	$1,397	$730	1962, 2012	$—
Mid Valley House	Community Based Services Facility	Edinburg, TX	$694	$3,608	$244	$722	$3,824	$—	$—	$4,546	$553	1985, 2001, 2014	$—
Midtown Center	Community Based Services Facility	Anchorage, AK	$130	$220	$153	$130	$373	$—	$—	$503	$182	Early 1950s, 1972, 1998	$—
Northstar Center	Community Based Services Facility	Fairbanks, AK	$—	$12	$288	$—	$300	$—	$—	$300	$290	1970/1975, 1995	$—
Oakland Street Center	Community Based Services Facility	Oakland, CA	$970	$250	$109	$970	$359	$—	$—	$1,329	$174	1904-1911, 2000s	$—
Parkview Center	Community Based Services Facility	Anchorage, AK	$160	$1,480	$307	$160	$1,787	$—	$—	$1,947	$917	1971, 1976	$—
Reality House	Community Based Services Facility	Brownsville, TX	$487	$2,771	$612	$494	$2,982	$—	$394	$3,870	$610	1983, 2011	$—
Southeast Texas Transitional Center	Community Based Services Facility	Houston, TX	$910	$3,210	$3,489	$1,052	$6,557	$—	$—	$7,609	$1,650	1960, 1967, 1970, 1984, 1997/1998, 2008, 2012, 2018	$—
Salt Lake City Center	Community Based Services Facility	Salt Lake City, UT	$751	$1,505	$152	$751	$1,657	$—	$—	$2,408	$308	1970, 1977, 2004	$—
Seaside Center	Community Based Services Facility	Nome, AK	$67	$732	$3,938	$67	$4,670	$—	$—	$4,737	$472	1999, 2015/2016	$—
Taylor Street Center	Community Based Services Facility	San Francisco, CA	$3,230	$900	$3,162	$3,230	$4,062	$—	$—	$7,292	$1,402	1907, 2010/2011	$—
Tundra Center	Community Based Services Facility	Bethel, AK	$20	$1,190	$1,421	$79	$2,552	$—	$—	$2,631	$1,575	1960/1970	$—
Alabama Therapeutic Education Facility	Community Based Services Facility	Columbiana, AL	$760	$17,118	$481	$760	$17,591	$—	$8	$18,359	$1,312	1962, 2008	$—
Casper Reentry Center	Community Based Services Facility	Casper, WY	$600	$6,046	$886	$768	$6,764	$—	$—	$7,532	$774	1984, 1994, 2004/2005, 2007	$—
Toler Hall	Community Based Services Facility	Newark, NJ	$—	$88	$—	$—	$88	$—	$—	$88	$32	1929, 2004	$—
Logan Hall	Community Based Services Facility	Newark, NJ	$—	$6,888	$16	$—	$6,904	$—	$—	$6,904	$2,501	1929, 2004	$—
Long Beach Community Reentry Center	Community Based Services Facility	Long Beach, CA	$—	$513	$139	$—	$652	$—	$—	$652	$516	1997	$—
Arapahoe County Residential Center	Community Based Services Facility	Littleton, CO	$2,100	$2,485	$68	$2,100	$2,553	$—	$—	$4,653	$363	2006	$—
Cheyenne Mountain Reentry Center	Community Based Services Facility	Colarado Springs, CO	$270	$18,853	$614	$270	$19,467	$—	$—	$19,737	$1,481	2005	$—
Community Alternative of El Paso County	Community Based Services Facility	Colorado Springs, CO	$560	$1,553	$397	$510	$1,635	$50	$315	$2,510	$238	1991, 1998, 2000	$—

Correctional Alternative Placement Services	Community Based Services Facility	Craig, CO	$126	$289	$47	$126	$336	$—	$—	$462	$89	1919-1924, 1990	$—
Albert "Bo" Robinson Assessment & Treatment Center	Community Based Services Facility	Trenton, NJ	$380	$16,578	$337	$380	$16,913	$—	$2	$17,295	$1,677	1963, 1997, 2009	$—
Talbot Hall	Community Based Services Facility	Kearney, NJ	$—	$2,854	$206	$—	$3,060	$—	$—	$3,060	$1,656	1919, 1998	$—
The Harbor	Community Based Services Facility	Newark, NJ	$—	$93	$29	$—	$122	$—	$—	$122	$44	1929, 1999, 2008	$—
Tully House	Community Based Services Facility	Newark, NJ	$1,150	$5,313	$48	$1,150	$5,361	$—	$—	$6,511	$565	1929, 1999	$—
ADAPPT Outpatient	Community Based Services Facility	Reading, PA	$110	$2,460	$379	$118	$2,765	$—	$66	$2,949	$383	1909, 1919, 1929, 1986, 1989	$—
Alle Kiski Pavilion	Community Based Services Facility	Arnold, PA	$30	$1,345	$87	$30	$1,416	$—	$16	$1,462	$202	1901, 1990	$—
Chester County	Community Based Services Facility	Chester, PA	$—	$54	$3,680	$301	$3,433	$—	$—	$3,734	$170	1923, 1996, 2003	$—
Coleman Hall	Community Based Services Facility	Philadelphia, PA	$182	$8,943	$882	$182	$9,744	$—	$81	$10,007	$1,006	1919, 2001	$—
Philadelphia Residential Reentry Center	Community Based Services Facility	Philadelphia, PA	$208	$10,103	$396	$214	$10,493	$—	$—	$10,707	$1,074	2008	$—
Community Alternative of the Black Hills	Community Based Services Facility	Rapid City, SD	$7	$2,719	$6	$7	$2,725	$—	$—	$2,732	$354	1989, 1998, 2007	$—
Youth Services - Owned/Leased
Abraxas Academy	Youth Facility	Morgantown, PA	$4,220	$14,120	$1,693	$4,020	$15,861	$—	$152	$20,033	$3,855	1999/2000	$—
Abraxas I	Youth Facility	Marienville, PA	$990	$7,600	$1,782	$1,028	$9,344	$—	$—	$10,372	$3,029	1930s, 1960, 1982, 1985-1987, 1989-1999, 2003	$—
Abraxas Ohio	Youth Facility	Shelby, OH	$1,160	$2,900	$1,112	$1,197	$3,975	$—	$—	$5,172	$1,390	1900, 1935, 1965, 1992	$—
Abraxas Youth Center	Youth Facility	South Mountain, PA	$—	$36	$439	$—	$475	$—	$—	$475	$424	1938, 1948, 2001	$—
Hector Garza Center	Youth Facility	San Antonio, TX	$1,590	$3,540	$1,461	$1,704	$4,454	$—	$433	$6,591	$1,465	1986/1987, 2006	$—
Leadership Development Program	Youth Facility	South Mountain, PA	$—	$25	$758	$—	$783	$—	$—	$783	$685	1920, 1938, 2000, 2005	$—
Southern Peaks Regional Treatment Center	Youth Facility	Canon City, CO	$2,850	$11,350	$827	$3,057	$11,970	$—	$—	$15,027	$3,280	2003-2004	$—
Southwood Interventions	Youth Facility	Chicago, IL	$870	$6,310	$1,690	$898	$7,652	$—	$320	$8,870	$2,885	1925, 1950, 1975, 2008	$—
Woodridge Interventions	Youth Facility	Woodridge, IL	$5,160	$4,330	$1,115	$5,304	$5,159	$—	$142	$10,605	$1,805	1982/1986	$—

Electronic & Location Monitoring Centers - Managed
El Centro DRC	Day Reporting Center	El Centro, CA	$—	$11	$—	$—	$11	$—	$—	$11	$11	1976	$—

Ventura DRC	Day Reporting Center	Ventura, CA	$—	$19	$—	$—	$19	$—	$—	$19	$19	1988	$—
CDCR Contra Costa Day Reporting Center	Day Reporting Center	Richmond, CA	$—	$35	$—	$—	$35	$—	$—	$35	$32	1962	$—
Neptune CRC	Day Reporting Center	Neptune City, NJ	$—	$16	$35	$—	$51	$—	$—	$51	$49	2008-2009, 2011-2012, 2015	$—
Sacramento BOP DRC	Day Reporting Center	Sacracmento, CA	$—	$36	$59	$—	$95	$—	$—	$95	$40	1974	$—
Perth Amboy CRC	Day Reporting Center	Perth Amboy, NJ	$—	$19	$50	$—	$69	$—	$—	$69	$65	2006-2008, 2010, 2015	$—
Elizabeth NJ CRC	Day Reporting Center	Elizabeth, NJ	$—	$26	$84	$—	$110	$—	$—	$110	$49	2003, 2006-2007, 2009, 2011, 2015	$—
Atlantic City CRC	Day Reporting Center	Atlantic City, NJ	$—	$10	$22	$—	$32	$—	$—	$32	$30	2004, 2005, 2011	$—
Orange DRC	Day Reporting Center	Santa Ana, CA	$—	$72	$—	$—	$72	$—	$—	$72	$72	2012/2013	$—
Lancaster County PADOC DRC	Day Reporting Center	Lancaster, PA	$—	$73	$1	$—	$74	$—	$—	$74	$74	2014	$—
Lycoming County DRC	Day Reporting Center	Williamsport, PA	$—	$56	$94	$—	$150	$—	$—	$150	$125	2014, 2015	$—
Vineland NJ DRC	Day Reporting Center	Vineland, NJ	$—	$163	$8	$—	$171	$—	$—	$171	$154	2015	$—
Los Angeles CDCR	Day Reporting Center	Pamona, CA	$—	$44	$(20)	$—	$24	$—	$—	$24	$15	2013	$—
Eagle DRC	Day Reporting Center	Eagle, CO	$—	$—	$8	$—	$8	$—	$—	$8	$4	2016	$—
Northglenn DRC	Day Reporting Center	Northglenn, CO	$—	$21	$(18)	$—	$3	$—	$—	$3	$2	2011, 2013, 2017	$—
Denver DRC	Day Reporting Center	Denver, CO	$—	$43	$156	$—	$199	$—	$—	$199	$54	2005, 2009, 2010, 2011, 2012, 2013, 2014	$—
Baltimore ISAP	Intensive Supervision Program	Baltimore, MD	$—	$2	$108	$—	$110	$—	$—	$110	$26	2007, 2009, 2018	$—
Miami ISAP	Intensive Supervision Appearance Program	Miami, FL	$—	$82	$9	$—	$91	$—	$—	$91	$91	2007, 2008, 2010, 2014	$—
Delray Beach ISAP	Intensive Supervision Appearance Program	Delray Beach, FL	$—	$26	$3	$—	$29	$—	$—	$29	$12	2006	$—
Orlando ISAP	Intensive Supervision Appearance Program	Orlando, FL	$—	$18	$—	$—	$18	$—	$—	$18	$18	2007, 2010	$—
Atlanta ISAP	Intensive Supervision Appearance Program	Atlanta, GA	$—	$268	$(54)	$—	$214	$—	$—	$214	$214	2009, 2015	$—
New Orleans ISAP	Intensive Supervision Appearance Program	New Orleans, LA	$—	$54	$—	$—	$54	$—	$—	$54	$54	2009, 2015	$—
Washington DC ISAP	Intensive Supervision Appearance Program	Fairfax, VA	$—	$20	$2	$—	$22	$—	$—	$22	$22	2014, 2015	$—

Charleston, SC ISAP	Intensive Supervision Appearance Program	Charleston, SC	$—	$39	$—	$—	$39	$—	$—	$39	$39	2015	$—
Chicago ISAP	Intensive Supervision Appearance Program	Chicago, IL	$—	$25	$—	$—	$25	$—	$—	$25	$25	2009, 2013	$—
Detroit ISAP	Intensive Supervision Appearance Program	Detroit, MI	$—	$18	$174	$—	$192	$—	$—	$192	$43	2009, 2018	$—
Denver ISAP	Intensive Supervision Appearance Program	Centennial, CO	$—	$173	$(6)	$—	$167	$—	$—	$167	$167	2015	$—
St Louis MO ISAP	Intensive Supervision Appearance Program	St. Louis, MO	$—	$50	$—	$—	$50	$—	$—	$50	$50	2015	$—
Louisville, KY ISAP	Intensive Supervision Appearance Program	Louisville, KY	$—	$17	$—	$—	$17	$—	$—	$17	$5	2015	$—
Indianapolis, IN ISAP	Intensive Supervision Appearance Program	Indianapolis, IN	$—	$35	$—	$—	$35	$—	$—	$35	$32	2016	$—
San Francisco ISAP	Intensive Supervision Appearance Program	San Francisco, CA	$—	$272	$(92)	$—	$180	$—	$—	$180	$180	2004, 2009, 2015	$—
Salt Lake City ISAP	Intensive Supervision Appearance Program	Murray, UT	$—	$7	$20	$—	$27	$—	$—	$27	$25	2009, 2015	$—
Seattle ISAP	Intensive Supervision Appearance Program	Tukwila, WA	$—	$40	$15	$—	$55	$—	$—	$55	$55	2009, 2014	$—
Sacramento, CA	Intensive Supervision Appearance Program	Sacracmento, CA	$—	$28	$—	$—	$28	$—	$—	$28	$28	2015	$—
Las Vegas, NV ISAP	Intensive Supervision Appearance Program	Las Vegas, NV	$—	$32	$—	$—	$32	$—	$—	$32	$15	2015	$—
Bronx ISAP	Intensive Supervision Appearance Program	Bronx, NY	$—	$31	$40	$—	$71	$—	$—	$71	$71	2010, 2015	$—
Manhattan ISAP	Intensive Supervision Appearance Program	New York, NY	$—	$10	$10	$—	$20	$—	$—	$20	$20	2010	$—
Queens ISAP	Intensive Supervision Appearance Program	Jamaica, NY	$—	$125	$6	$—	$131	$—	$—	$131	$131	2014, 2015	$—
Boston ISAP	Intensive Supervision Appearance Program	Burlington, MA	$—	$80	$5	$—	$85	$—	$—	$85	$85	2014, 2015	$—
Hartford ISAP	Intensive Supervision Appearance Program	Hartford, CT	$—	$23	$10	$—	$33	$—	$—	$33	$33	2009, 2014, 2015	$—
Newark ISAP	Intensive Supervision Appearance Program	Newark, NJ	$—	$29	$7	$—	$36	$—	$—	$36	$36	2009, 2014, 2019	$—
Marlton ISAP	Intensive Supervision Appearance Program	Marlton, NJ	$—	$2	$18	$—	$20	$—	$—	$20	$14	2013, 2015, 2019	$—

Richmond, VA ISAP	Intensive Supervision Appearance Program	Richmond, VA	$—	$52	$18	$—	$70	$—	$—	$70	$53	2015, 2019	$—
Silver Spring, MD ISAP	Intensive Supervision Appearance Program	Silver Spring, MD	$—	$345	$—	$—	$345	$—	$—	$345	$263	1964/1965, 2007, 2016	$—
Fort Myers FL ISAP	Intensive Supervision Appearance Program	Fort Myers, FL	$—	$76	$—	$—	$76	$—	$—	$76	$25	2019	$—
Los Angeles ISAP	Intensive Supervision Appearance Program	Los Angeles, CA	$—	$35	$45	$—	$80	$—	$—	$80	$80	2007, 2008, 2014, 2015	$—
San Bernadino ISAP	Intensive Supervision Appearance Program	San Bernadino, CA	$—	$42	$—	$—	$42	$—	$—	$42	$42	2008, 2012, 2013	$—
Dallas ISAP	Intensive Supervision Appearance Program	Dallas, TX	$—	$17	$5	$—	$22	$—	$—	$22	$22	2009	$—
El Paso ISAP	Intensive Supervision Appearance Program	El Paso, TX	$—	$2	$27	$—	$29	$—	$—	$29	$29	2009, 2015	$—
Houston ISAP	Intensive Supervision Appearance Program	Houston, TX	$—	$21	$19	$—	$40	$—	$—	$40	$40	2009	$—
Phoenix ISAP	Intensive Supervision Appearance Program	Phoenix, AZ	$—	$79	$(11)	$—	$68	$—	$—	$68	$68	2015	$—
San Antonio ISAP	Intensive Supervision Appearance Program	San Antonio, TX	$—	$7	$55	$—	$62	$—	$—	$62	$58	2009, 2014, 2015	$—
San Diego ISAP	Intensive Supervision Appearance Program	San Diego, CA	$—	$20	$—	$—	$20	$—	$—	$20	$3	2019	$—
Bakersfield ISAP	Intensive Supervision Appearance Program	Bakersfield, CA	$—	$16	$—	$—	$16	$—	$—	$16	$16	2012	$—
Fresno, CA	Intensive Supervision Appearance Program	Fresno, CA	$—	$120	$—	$—	$120	$—	$—	$120	$120	2015	$—
Ventura C-Site	Intensive Supervision Appearance Program	Camarillo, CA	$—	$59	$—	$—	$59	$—	$—	$59	$40	2016	$—
SW Houston, TX ISAP	Intensive Supervision Appearance Program	Houston, TX	$—	$50	$5		$55			$55	$55	2017
International Secure Services - Managed
Arthur Gorrie Correctional Centre	Correctional Facility	Brisbane, Queensland AUS	$—	$—	$151	$—	$151	$—	$—	$151	$122	1992	$—
Fulham Correctional Centre & Fulham Nalu Challenge Community Unit	Correctional Facility	West Sale, Victoria AUS	$—	$—	$1,973	$—	$1,973	$—	$—	$1,973	$962	1997, 2002	$—
Junee Correctional Centre	Correctional Facility	Junee, New South Wales, AUS	$—	$—	$943	$—	$943	$—	$—	$943	$827	1993	$—
Dungavel House Immigration Removal Centre	Detention Facility	South Lanarkshire, UK	$—	$—	$86	$—	$86	$—	$—	$86	$86	2013	$—
Kutama-Sinthumule Correctional Centre	Correctional Facility	Louis Trichardt, South Africa	$—	$—	$149	$—	$149	$—	$—	$149	$122	2003-2008	$—

Offices - Owned/Leased

Corporate Headquarters	Office	Boca Raton, FL	$10,019	$49,994	$2,317	$10,019	$50,811	$—	$1,500	$62,330	$953	2019	$61,377
Central Regional Office	Office	San Antonio, TX	$—	$—	$88	$—	$88	$—	$—	$88	$66	1985, 2003/2004, 2010	$—
Eastern Regional Office	Office	Charlotte, NC	$—	$—	$35	$—	$35	$—	$—	$35	$22	1998, 2013	$—
Western Regional Office	Office	Los Angeles, CA	$—	$22	$134	$—	$156	$—	$—	$156	$129	2002, 2010, 2014	$—
Anderson, IN Call Center	Office	Anderson, IN	$114	$5,260	$—	$114	$5,260	$—	$—	$5,374	$355	2016	$—
Boulder, CO Point II	Office	Boulder CO	$—	$3,032	$38	$—	$3,070	$—	$—	$3,070	$952	1969, 2015, 2017	$—
Protocol	Office	Aurora, IL	$—	$4	$229	$—	$233	$—	$—	$233	$175	2014, 2015	$—
Sydney Office	Office	Sydney, AUS	$—	$—	$9,400	$—	$9,400	$—	$—	$9,400	$1,462	1980	$—
Miscellaneous Investments
Compton, CA Office Building	Owned Office Property	Compton, CA	$974	$1,546	$8	$974	$1,554	$—	$—	$2,528	$250	1961/1965	$—
Miscellaneous Investments	Various	Various	$18,406	$6,147	$2,294	$1,260	$6,113	$18,403	$1,161	$26,937	$2,372	Various	$—
		Total	$132,927	$1,904,458	$642,262	$125,362	$2,493,219	$31,762	$29,394	$2,679,737	$616,175		$1,121,185

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

The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $1.8 billion at December 31, 2019. Depreciation and amortization are provided on the alternative depreciation system and straight-line methods over the estimated useful lives of the assets. This amount excludes international real estate investments.

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

THE GEO GROUP, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2019, 2018 and 2017
(dollars in thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	2019	2018	2017
Real Estate:
Balance at the beginning of the year	$2,643,065	$2,501,844	$2,255,260
Additions to/improvements of real estate	57,611	153,163	255,527
Assets sold/written-off	(20,939)	(11,942)	(8,943)
Balance at the end of the year	$2,679,737	$2,643,065	$2,501,844
Accumulated Depreciation
Balance at the beginning of the year	$558,657	$492,582	$429,814
Depreciation expense	72,191	70,592	65,723
Assets sold/written-off	(14,673)	(4,517)	(2,955)
Balance at the end of the year	$616,175	$558,657	$492,582