Form 10-Q
period 2020-03-31
GEO GROUP INC
filed 2020-05-06
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 5, 2020, the registrant had 121,361,998 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE MONTHS ENDED

March 31, 2020 AND 2019

(In thousands, except per share data)

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenues	$605,017	$610,667
Operating expenses	461,322	456,997
Depreciation and amortization	33,327	32,469
General and administrative expenses	53,782	46,424
Operating income	56,586	74,777
Interest income	5,438	8,396
Interest expense	(34,180)	(40,280)
Gain on extinguishment of debt	1,563	—
Income before income taxes and equity in earnings of affiliates	29,407	42,893
Provision for income taxes	6,546	4,840
Equity in earnings of affiliates, net of income tax provision of $444, and $359, respectively	2,260	2,596
Net income	25,121	40,649
Net loss attributable to noncontrolling interests	60	56
Net income attributable to The GEO Group, Inc.	$25,181	$40,705

Weighted-average common shares outstanding:
Basic	119,394	118,774
Diluted	119,933	119,496
Net income per common share attributable to The GEO Group, Inc.:
Basic:
Net income per common share attributable to The GEO Group, Inc. - basic	$0.21	$0.34
Diluted:
Net income per common share attributable to The GEO Group, Inc. - diluted	$0.21	$0.34
Dividends declared per share	$0.48	$0.48

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2020 AND 2019

(In thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019
Net income	$25,121	$40,649
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8,807)	1,736
Pension liability adjustment, net of tax provision of $28, and $11, respectively	107	(648)
Change in fair value of derivative instrument classified as cash flow hedge, net of tax (benefit) provision of $(1,207), and $205, respectively	(4,512)	1,164
Total other comprehensive loss, net of tax	(13,212)	2,252
Total comprehensive income	11,909	42,901
Comprehensive loss attributable to noncontrolling interests	108	56
Comprehensive income attributable to The GEO Group, Inc.	$12,017	$42,957

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2020 AND DECEMBER 31, 2019

(In thousands, except share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$32,414	$32,463
Restricted cash and cash equivalents	27,865	32,418
Accounts receivable, less allowance for doubtful accounts of $2,668 and $4,183, respectively	375,453	430,982
Contract receivable, current portion	4,686	11,199
Prepaid expenses and other current assets	36,108	40,716
Total current assets	476,526	547,778
Restricted Cash and Investments	27,271	30,923
Property and Equipment, Net	2,142,530	2,144,722
Assets Held for Sale	4,405	6,059
Contract Receivable	319,819	360,647
Operating Lease Right-of-Use Assets, Net	123,465	121,527
Deferred Income Tax Assets	36,278	36,278
Goodwill	776,306	776,356
Intangible Assets, Net	204,387	210,070
Other Non-Current Assets	76,860	83,174
Total Assets	$4,187,847	$4,317,534
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$92,887	$99,232
Accrued payroll and related taxes	63,005	54,672
Accrued expenses and other current liabilities	178,834	191,608
Operating lease liabilities, current portion	26,968	26,208
Current portion of finance lease liabilities, long-term debt and non-recourse debt	23,625	24,208
Total current liabilities	385,319	395,928
Deferred Income Tax Liabilities	19,254	19,254
Other Non-Current Liabilities	82,591	88,526
Operating Lease Liabilities	99,314	97,291
Finance Lease Liabilities	2,563	2,954
Long-Term Debt	2,370,890	2,408,297
Non-Recourse Debt	270,460	309,236
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 187,500,000 shares authorized, 126,149,516 and 125,435,573 issued and 121,385,597 121,225,319 outstanding, respectively	1,262	1,254
Additional paid-in capital	1,247,068	1,230,865
Distributions in excess of earnings	(152,301)	(119,779)
Accumulated other comprehensive loss	(33,499)	(20,335)
Treasury stock, 4,763,919 and 4,210,254 shares, at cost, respectively	(104,184)	(95,175)
Total shareholders’ equity attributable to The GEO Group, Inc.	958,346	996,830
Noncontrolling interests	(890)	(782)
Total shareholders’ equity	957,456	996,048
Total Liabilities and Shareholders’ Equity	$4,187,847	$4,317,534

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2020 AND 2019

(In thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash Flow from Operating Activities:
Net income	$25,121	$40,649
Net loss attributable to noncontrolling interests	60	56
Net income attributable to The GEO Group, Inc.	25,181	40,705
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	33,327	32,469
Stock-based compensation	9,768	6,727
Gain on extinguishment of debt	(1,563)	—
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	1,670	2,563
Provision for doubtful accounts	25	131
Equity in earnings of affiliates, net of tax	(2,260)	(2,596)
Dividends received from unconsolidated joint venture	633	3,088
Loss on sale/disposal of property and equipment, net	304	697
Loss on assets held for sale	—	1,083
Changes in assets and liabilities, net of effects of acquisitions:
Changes in accounts receivable, prepaid expenses and other assets	53,210	27,527
Changes in contract receivable	1,206	1,446
Changes in accounts payable, accrued expenses and other liabilities	6,758	(14,829)
Net cash provided by operating activities	128,259	99,011
Cash Flow from Investing Activities:
Insurance proceeds - damaged property	—	2,503
Proceeds from sale of property and equipment	264	274
Proceeds from sale of assets held for sale	1,300	—
Change in restricted investments	3,363	(4,062)
Capital expenditures	(30,652)	(28,084)
Net cash used in investing activities	(25,725)	(29,369)
Cash Flow from Financing Activities:
Proceeds from long-term debt	96,000	130,000
Payments on long-term debt	(125,505)	(96,926)
Payments on non-recourse debt	(1,362)	(2,089)
Taxes paid related to net share settlements of equity awards	(2,632)	(4,172)
Proceeds from issuance of common stock in connection with ESPP	150	124
Payment for repurchases of common stock	(9,009)	—
Proceeds from the exercise of stock options	—	333
Cash dividends paid	(57,703)	(57,945)
Net cash used in financing activities	(100,061)	(30,675)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(7,364)	366
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(4,891)	39,333
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	67,472	84,472
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$62,581	$123,805
Supplemental Disclosures:
Non-cash Investing and Financing activities:
Right-of-use assets obtained from operating lease liabilities upon adoption of new lease standard	$—	$147,000
Conversion of pension liability to shares of common stock	$8,925	$—
Capital expenditures in accounts payable and accrued expenses	$3,304	$5,081

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) is a fully-integrated real estate investment trust (“REIT”) specializing in the design, financing, development and operation of secure facilities, processing centers and community reentry centers in the United States, Australia, South Africa and the United Kingdom. The Company owns, leases and operates a broad range of facilities including maximum, medium and minimum security facilities, processing centers, as well as community-based reentry facilities and offers an expanded delivery of rehabilitation services under its 'GEO Continuum of Care' platform. The 'GEO Continuum of Care' program integrates enhanced rehabilitative programs, which are evidence-based and include cognitive behavioral treatment and post-release services, and provides academic and vocational classes in life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for individuals as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). At March 31, 2020, the Company’s worldwide operations include the management and/or ownership of approximately 94,000 beds at 126 facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 210,000 individuals, including approximately 100,000 through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

The Company's unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2020 for the year ended December 31, 2019. The accompanying December 31, 2019 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results for the entire year ending December 31, 2020, or for any other future interim or annual periods.

Risks and uncertainties

In December 2019, a novel strain of coronavirus, now known as COVID-19 (“COVID-19”), was reported in Wuhan, China and has since extensively impacted the global health and economic environment. In January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic.

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact those entrusted in its care and governmental partners. While the Company did not incur significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, it is unable to predict the impact that the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.

The COVID-19 pandemic and related government-imposed mandatory closures, shelter in-place restrictions and social distancing protocols have had, and will continue to have, a severe impact on global economic conditions and the environment in which the Company operates. Starting in late March and early April, the Company began to observe negative impacts from the pandemic on its performance in its secure services business, specifically with its ICE Processing Centers and U.S. Marshals Facilities, as a result of declines in crossings and apprehensions along the Southwest border, as well as, a decrease in court sentencing at the federal level. Additionally, its reentry services business conducted through its GEO Care business segment has also been negatively impacted, specifically its residential reentry centers and non-residential day reporting programs were impacted by declines in programs due to lower levels of referrals by federal, state and local agencies. Additionally, the Company has experienced the transmission of COVID-19 at a small number of our facilities in the second quarter of 2020. If the Company is unable to mitigate the transmission of COVID-19 at its facilities it could experience a material adverse effect on its financial position, results of operations and cash flows. Although the Company is unable to predict the duration or scope of the COVID-19 pandemic or estimate the extent of the negative financial impact to its operating results, an extended period of depressed economic activity necessitated to combating the disease, and the severity and duration of the related global economic crisis will adversely impact its future financial performance.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its various business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company's goodwill balances from January 1, 2020 to March 31, 2020 are as follows (in thousands):

	January 1, 2020	Foreign Currency Translation	March 31, 2020
GEO Secure Services	$316,366	$—	$316,366
GEO Care	459,589	—	459,589
International Services	401	(50)	351
Total Goodwill	$776,356	$(50)	$776,306

The Company has also recorded other finite and indefinite-lived intangible assets as a result of its various business combinations. The Company's intangible assets include facility management contracts, covenants not to compete, trade names and technology, as follows (in thousands):

	March 31, 2020				December 31, 2019
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	16.3	$308,318	$(153,337)	$154,981	$308,432	$(148,171)	$160,261
Technology	7.3	33,700	(29,494)	4,206	33,700	(29,091)	4,609
Trade names	Indefinite	45,200	—	45,200	45,200	—	45,200
Total acquired intangible assets		$387,218	$(182,831)	$204,387	$387,332	$(177,262)	$210,070

Amortization expense was $5.6 million for each of the three months ended March 31, 2020 and 2019, respectively. Amortization expense was primarily related to the GEO Secure Services and GEO Care segments' amortization of acquired facility management contracts. As of March 31, 2020, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 1.7 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the current contractual periods.

Estimated amortization expense related to the Company's finite-lived intangible assets for the remainder of 2020 through 2024 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2020	$17,267
2021	19,766
2022	18,122
2023	13,478
2024	9,745
Thereafter	80,809
$159,187

3. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

		Fair Value Measurements at March 31, 2020
	Carrying Value at March 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment:
Rabbi Trust	$24,969	$—	$24,969	$—
Fixed income securities	1,829	—	1,829	—
Liabilities:
Interest rate swap derivatives	$7,616	$—	$7,616	$—

		Fair Value Measurements at December 31, 2019
	Carrying Value at December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$28,332	$—	$28,332	$—
Fixed income securities	1,892	—	1,892	—
Liabilities:
Interest rate swap derivatives	$1,869	$—	$1,869	$—

The Company’s Level 2 financial instruments included in the tables above as of March 31, 2020 and December 31, 2019 consist of interest rate swap derivative liabilities held by GEO and the Company's Australian subsidiary, the Company's rabbi trust established for GEO employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and an investment in Canadian dollar denominated fixed income securities. On May 22, 2019, the Company terminated the interest rate swap derivative liabilities in connection with a debt refinancing transaction by our Australian subsidiary. Refer to Note 9 - Derivative Financial Instruments and Note 10 - Debt for additional information.

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

4. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at March 31, 2020 and December 31, 2019 (in thousands):

		Estimated Fair Value Measurements at March 31, 2020
	Carrying Value as of March 31, 2020	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$32,414	$32,414	$32,414	$—	$—
Restricted cash and investments	30,167	30,167	30,167	—	—
Liabilities:
Borrowings under senior credit facility	$1,265,886	$1,091,696	$—	$1,091,696	$—
5.875% Senior Notes due 2022	193,958	174,190	—	174,190	—
5.125% Senior Notes due 2023	294,500	224,586	—	224,586	—
5.875% Senior Notes due 2024	250,000	180,398	—	180,398	—
6.00% Senior Notes due 2026	350,000	228,806	—	228,806	—
Non-recourse debt	288,074	288,153	—	288,153	—

		Estimated Fair Value Measurements at December 31, 2019
	Carrying Value as of December 31, 2019	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$32,463	$32,463	$32,463	$—	$—
Restricted cash and investments	35,010	35,010	35,010	—	—
Liabilities:
Borrowings under senior credit facility	$1,298,671	$1,218,861	$—	$1,218,861	$—
5.875% Senior Notes due 2022	193,958	194,239	—	194,239	—
5.125% Senior Notes due 2023	300,000	287,982	—	287,982	—
5.875% Senior Notes due 2024	250,000	228,493	—	228,493	—
6.00% Senior Notes due 2026	350,000	314,052	—	314,052	—
Non-recourse debt	328,178	327,792	—	327,792	—

The fair values of the Company’s cash and cash equivalents, and restricted cash and investments approximates the carrying values of these assets at March 31, 2020 and December 31, 2019. Restricted cash consists of money market funds, bank deposits, commercial paper and time deposits used for asset replacement funds and other funds contractually required to be maintained at the Company's Australian subsidiary. The fair value of the money market funds and bank deposits is based on quoted market prices (Level 1) and the fair value of commercial paper and time deposits is based on market prices for similar instruments (Level 2).

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

5. RESTRICTED CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$32,414	$67,728
Restricted cash and cash equivalents - current	27,865	53,749
Restricted cash and investments - non-current	27,271	27,282
Less Restricted investments - non-current	(24,969)	(24,954)
Total cash, cash equivalents and restricted cash and cash equivalents shown in the statement of cash flows	$62,581	$123,805

Amounts included in restricted cash and cash equivalents are attributable to certain contractual cash restriction requirements at the Company's wholly owned Australian subsidiary related to non-recourse debt and asset replacement funds contractually required to be maintained and other guarantees. Restricted investments - non-current (included in Restricted Cash and Investments in the accompanying consolidated balance sheets) consists of the Company's rabbi trust established for employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and is not considered to be a restricted cash equivalent. Refer to Note 3 - Financial Instruments.

6. SHAREHOLDERS’ EQUITY

The following table presents the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests for the three months ended March 31, 2020 and 2019 (in thousands):

	Common shares		Additional Paid-In	Distributions in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended March 31, 2020
Balance, January 1, 2020	121,225	$1,254	$1,230,865	$(119,779)	$(20,335)	4,210	$(95,175)	$(782)	$996,048
Stock-based compensation expense	—	—	9,768	—	—	—	—	—	9,768
Restricted stock granted	900	9	(9)	—	—	—	—	—	—
Restricted stock canceled	(21)	—	—	—	—	—	—	—	—
Dividends paid [1]	—	—	—	(57,703)	—	—	—	—	(57,703)
Other adjustment to additional paid-in capital [2]	—	—	8,925	—	—	—	—	—	8,925
Purchase of treasury shares	(554)	—	—	—	—	554	(9,009)	—	(9,009)
Shares withheld for net settlements of share- based awards [3]	(174)	(2)	(2,630)	—	—	—	—	—	(2,632)
Issuance of common stock - ESPP	10	1	149	—	—	—	—	—	150
Net income (loss)	—	—	—	25,181	—	—	—	(60)	25,121
Other comprehensive income (loss)	—	—	—	—	(13,164)	—	—	(48)	(13,212)
Balance, March 31, 2020	121,386	$1,262	$1,247,068	$(152,301)	$(33,499)	4,764	$(104,184)	$(890)	$957,456

	Common shares		Additional Paid-In	Distributions in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended March 31, 2019
Balance, January 1, 2019	$120,585	$1,248	$1,210,916	$(52,868)	$(23,618)	4,210	$(95,175)	$(599)	$1,039,904
Proceeds from exercise of stock options	22	—	333	—	—	—	—	—	333
Stock-based compensation expense	—	—	6,727	—	—	—	—	—	6,727
Restricted stock granted	778	8	(8)	—	—	—	—	—	-
Restricted stock canceled	(6)	—	—	—	—	—	—	—	-
Dividends paid	—	—	—	(57,945)	—	—	—	—	(57,945)
Shares withheld for net settlements of share- based awards [3]	(198)	(2)	(4,170)	—	—	—	—	—	(4,172)
Transition adjustment for accounting standard adoption [4]	—	—	—	(968)	968	—	—	—	-
Issuance of common stock - ESPP	6	—	124	—	—	—	—	—	124
Net income (loss)	—	—	—	40,705	—	—	—	(56)	40,649
Other comprehensive income (loss)	—	—	—	—	1,284	—	—	—	1,284
Balance, March 31, 2019	121,187	$1,254	$1,213,922	$(71,076)	$(21,366)	4,210	$(95,175)	$(655)	$1,026,904

[1]	Dividends paid are net of dividends forfeited on unvested shares of restricted stock.

[2]

On February 26, 2020 (the "Effective Date"), the Company and its Chief Executive Officer (“CEO”) entered into an amended and restated executive retirement agreement that amends and replaces the CEO’s prior executive retirement agreement. The amended and restated executive retirement agreement provides that upon the CEO’s retirement from the Company, the Company will pay a lump sum amount currently equal to $8,925,065 (the “Grandfathered Payment”) which will be paid in the form of the Company’s common stock. The fair value of the Grandfathered payment was reclassified to stockholders’ equity as of March 31, 2020. Refer to Note 13 – Benefit Plans for further information.

[3]

During the three months ended March 31, 2020 and 2019, the Company withheld shares through net share settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees.

[4]

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

During the three months ended March 31, 2020 and the year ended December 31, 2019, GEO declared and paid the following regular cash distributions to its shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Aggregate Payment Amount (in millions)
February 4, 2019	February 15, 2019	February 22, 2019	$0.48	$57.9
April 3, 2019	April 15, 2019	April 22, 2019	$0.48	$58.2
July 9, 2019	July 19, 2019	July 26, 2019	$0.48	$58.2
October 14, 2019	October 25, 2019	November 1, 2019	$0.48	$58.2
February 3, 2020	February 14, 2020	February 21, 2020	$0.48	$58.2

Stock Buyback Program

On February 14, 2018, the Company announced that its Board authorized a stock buyback program authorizing the Company to repurchase up to a maximum of $200.0 million of its shares of common stock. The stock buyback program will be funded primarily with cash on hand, free cash flow and borrowings under the Company's $900.0 million revolving credit facility (the "Revolver"). The program is effective through October 20, 2020. The stock buyback program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission ("SEC") requirements. The stock buyback program does not obligate the Company to purchase any specific amount of the Company's common stock and may be suspended or extended at any time at the discretion of the Company's Board. The Company repurchased 553,665 shares of its common stock during the three months ended March 31, 2020. Refer to Note 13 – Benefit Plans for further information. The Company believes it has the ability to continue to fund the stock buyback program, its debt service requirements and its maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

Prospectus Supplement

On October 20, 2017, the Company filed with the SEC an automatic shelf registration on Form S-3. Under this shelf registration, the Company may, from time to time, sell any combination of securities described in the prospectus in one or more offerings. Each time that the Company may sell securities, the Company will provide a prospectus supplement that will contain specific information about the terms of that offering and the securities being offered. On November 9, 2017, in connection with the shelf registration, the Company filed with the SEC a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $150 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the three months ended March 31, 2020 or 2019.

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

The components of accumulated other comprehensive income (loss) attributable to GEO within shareholders' equity are as follows:

	Three Months Ended March 31, 2020
	(In thousands)
	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc. (1)	Change in fair value of derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2020	$(12,314)	$(1,476)	$(6,545)	$(20,335)
Current-period other comprehensive income (loss)	(8,759)	(4,512)	107	(13,164)
Balance, March 31, 2020	$(21,073)	$(5,988)	$(6,438)	$(33,499)

(1)	The foreign currency translation related to noncontrolling interests was not significant at March 31, 2020.

	Three Months Ended March 31, 2019
	(In thousands)
	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc. (1)	Change in fair value of derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2019	(14,573)	(5,746)	(3,299)	(23,618)
Current-period comprehensive income (loss)	1,736	1,164	(648)	2,252
Balance, March 31, 2019	(12,837)	(4,582)	(3,947)	(21,366)

(1)	The foreign currency translation related to noncontrolling interests was not significant at March 31, 2019.

7. EQUITY INCENTIVE PLANS

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

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each time-based or performance-based option awarded. For options granted during the three months ended March 31, 2020, the fair value was estimated using the following assumptions: (i) volatility of 41.41%; (ii) expected term of 5.0 years; (iii) risk free interest rate of 1.79%; and (iv) expected dividend yield of 13.11%. A summary of the activity of stock option awards issued and outstanding under Company plans was as follows for the three months ended March 31, 2020:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at January 1, 2020	1,590	$24.29	6.90	$232
Options granted	480	14.64
Options exercised	—	—
Options forfeited/canceled/expired	(23)	25.68
Options outstanding at March 31, 2020	2,047	$22.02	7.44	$—
Options vested and expected to vest at March 31, 2020	1,909	$22.30	7.30	$—
Options exercisable at March 31, 2020	1,087	$24.57	5.95	$—

On March 1, 2020, the Company granted approximately 480,000 options to certain employees which had a per share grant date fair value of $1.59. For each of the three months ended March 31, 2020 and 2019, the amount of stock-based compensation expense related to stock options was $0.3 million. As of March 31, 2020, the Company had $2.3 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 3.0 years.

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

A summary of the activity of restricted stock outstanding is as follows for the three months ended March 31, 2020:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at January 1, 2020	2,047	$27.33
Granted	900	15.30
Vested	(732)	27.81
Forfeited/canceled	(21)	22.67
Restricted stock outstanding at March 31, 2020	2,194	$20.59

On March 31, 2020, the Company granted approximately 900,000 shares of restricted stock to certain employees and executive officers. Of these awards, 360,000 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2020, 2021 and 2022.

The vesting of these performance-based restricted stock grants are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the shares of restricted stock ("TSR Target Award") can vest at the end of a three year performance period if GEO meets certain total shareholder return ("TSR") performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2020 to December 31, 2022 and (ii) up to 50% of the shares of restricted stock ("ROCE Target Award") can vest at the end of a three year period if GEO meets certain return on capital employed ("ROCE") performance targets over a three year period from January 1, 2020 to December 31, 2022. These market and performance awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the performance-based awards is based on the target awards for both metrics.

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

The metric related to TSR is considered to be a market condition. For share-based awards that contain a market condition, the probability of satisfying the market condition must be considered in the estimate of grant-date fair value and previously recorded compensation expense is not reversed if the market condition is never met. The fair value of these awards was determined based on a Monte Carlo simulation, which calculates a range of possible outcomes and the probabilities that they will occur, using the following key assumptions: (i) volatility of 30.3%; (ii) beta of 1.1; and (iii) risk free rate of 0.85%.

For the three months ended March 31, 2020 and 2019, the Company recognized $9.5 million and $6.5 million, respectively, of compensation expense related to its restricted stock awards. As of March 31, 2020, the Company had $34.5 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 2.6 years.

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

The Plan is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Plan are made on the last day of each month. During the three months ended March 31, 2020, 10,325 shares of the Company's common stock were issued in connection with the Plan.

8. EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing the net income attributable to The GEO Group, Inc. by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share were calculated for the three months ended March 31, 2020 and 2019 as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2020	March 31, 2019
Net income	$25,121	$40,649
Net loss attributable to noncontrolling interests	60	56
Net income attributable to The GEO Group, Inc.	25,181	40,705
Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	119,394	118,774
Per share amount	$0.21	$0.34
Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	119,394	118,774
Dilutive effect of equity incentive plans	539	722
Weighted average shares assuming dilution	119,933	119,496
Per share amount	$0.21	$0.34

For the three months ended March 31, 2020, 1,626,201 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share ("EPS") because the effect would be anti-dilutive. There were 967,784 common stock equivalents from restricted shares that were anti-dilutive.

For the three months ended March 31, 2019, 1,191,206 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 759,382 common stock equivalents from restricted shares that were anti-dilutive.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

In August 2019, the Company entered into two interest rate swap agreements in the aggregate notional amount of $44.3 million to fix the interest rate on certain of its variable rate debt to 4.22%. The Company has designated these interest rate swaps as hedges against changes in the cash flows of two identical promissory notes (the "Notes") which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the Notes and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in fair value of the interest rate swaps as accumulated other comprehensive income, net of applicable taxes. Total unrealized losses recorded in other comprehensive income, net of tax, related to these cash flow hedges was $4.5 million during the three months ended March 31, 2020. The total fair value of the swap liabilities as of March 31, 2020 was $7.6 million and is recorded as a component of Other Non-Current liabilities within the accompanying consolidated balance sheet. There was no material ineffectiveness for the period presented. The Company does not expect to enter into any transactions during the next twelve months which would result in reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss). Refer to Note 10 - Debt for additional information.

The Company’s Australian subsidiary had entered into interest rate swap agreements to fix the interest rate on its variable rate non-recourse debt related to a project in Ravenhall, a locality near Melbourne, Australia to 4.2%. The Company had determined that the swaps had payment, expiration dates, and provisions that coincided with the terms of the non-recourse debt and were therefore considered to be effective cash flow hedges. Accordingly, the Company recorded the change in the fair value of the interest rate swaps in accumulated other comprehensive income, net of applicable income taxes. On May 22, 2019, the Company refinanced the associated debt and terminated the swap agreements which resulted in the reclassification of $3.9 million into losses that were previously reported in accumulated other comprehensive income. Refer to Note 10 - Debt for additional information.

10. DEBT

Debt outstanding as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Senior Credit Facility:
Term loan	$776,000	$778,000
Unamortized discount on term loan	(2,135)	(2,281)
Unamortized debt issuance costs on term loan	(5,064)	(5,410)
Revolver	489,886	520,671
Total Senior Credit Facility	1,258,687	1,290,980
6.00% Senior Notes:
Notes Due in 2026	350,000	350,000
Unamortized debt issuance costs	(4,144)	(4,282)
Total 6.00% Senior Notes Due in 2026	345,856	345,718
5.875% Senior Notes:
Notes Due in 2024	250,000	250,000
Unamortized debt issuance costs	(2,418)	(2,532)
Total 5.875% Senior Notes Due in 2024	247,582	247,468
5.125% Senior Notes:
Notes Due in 2023	294,500	300,000
Unamortized debt issuance costs	(2,653)	(2,876)
Total 5.125% Senior Notes Due in 2023	291,847	297,124
5.875% Senior Notes:
Notes Due in 2022	193,958	193,958
Unamortized debt issuance costs	(1,195)	(1,351)
Total 5.875% Senior Notes Due in 2022	192,763	192,607
Non-Recourse Debt	288,074	328,178
Unamortized debt issuance costs on non-recourse debt	(4,549)	(5,279)
Unamortized discount on non-recourse debt	(66)	(81)
Total Non-Recourse Debt	283,459	322,818
Finance Lease Liabilities	4,179	4,570
Other debt	43,165	43,410
Total debt	2,667,538	2,744,695
Current portion of finance lease liabilities, long-term debt and non-recourse debt	(23,625)	(24,208)
Finance Lease Liabilities, long-term portion	(2,563)	(2,954)
Non-Recourse Debt, long-term portion	(270,460)	(309,236)
Long-Term Debt	$2,370,890	$2,408,297

Amended Credit Agreement

On June 12, 2019, GEO entered into Amendment No. 2 to Third Amended and Restated Credit Agreement (the "Credit Agreement") by and among the refinancing lenders party thereto, the other lenders party thereto, GEO and GEO Corrections Holdings, Inc. and the administrative agent. Under the amendment, the maturity date of the revolver component of the Credit Agreement was extended to May 17, 2024. The borrowing capacity under the amended revolver remains at $900.0 million, and its pricing remains unchanged currently bearing interest at LIBOR plus 2.25%. As a result of the transaction, the Company incurred a loss on extinguishment of debt of $1.2 million related to certain unamortized deferred loan costs. Additionally, loan costs of $4.7 million were incurred and capitalized in connection with the transaction.

The Credit Agreement evidences a credit facility (the "Credit Facility") consisting of a $792.0 million term loan bearing interest at LIBOR plus 2.00% (with a LIBOR floor of 0.75%), and a $900.0 million revolver initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD275 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars under the Australian Dollar Letter of Credit Facility (the "Australian LC Facility"). As of March 31, 2020, there were no letters of credit issued under the Australian LC Facility. Amounts to be borrowed by GEO under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The term loan component is scheduled to mature on March 23, 2024. The revolving credit commitment component is scheduled to mature on May 17, 2024. The Credit Agreement also has an accordion feature of $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

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

On August 18, 2016, the Company executed a Letter of Offer providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of approximately AUD58 million, or $35.6 million, based on exchange rates in effect as of March 31, 2020 (collectively, the “Bank Guarantee Facility”). The Bank Guarantee Facility allows GEO to provide letters of credit to assure performance of certain obligations of its wholly owned subsidiary relating to its correctional facility in Ravenhall, located near Melbourne, Australia. The Bank Guarantee Facility is unsecured. The issuance of letters of credit under the Bank Guarantee Facility is subject to the satisfaction of the conditions precedent specified in the Letter of Offer. Letters of credit issued under the bank guarantee lines are due on demand and letters of credit issued under the bank guarantee/standby sub-facility cannot have a duration exceeding twelve months. The Bank Guarantee Facility may be terminated by the lender on 90 days written notice. As of March 31, 2020, there was AUD58 million in letters of credit issued under the Bank Guarantee Facility.

As of March 31, 2020, the Company had approximately $776.0 million in aggregate borrowings outstanding under its term loan, approximately $489.9 million in borrowings under its revolver, and approximately $61.7 million in letters of credit which left approximately $348.4 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of March 31, 2020 was 3.08%.

6.00% Senior Notes due 2026

Interest on the 6.00% Senior Notes accrues at the stated rate. The Company pays interest semi-annually in arrears on April 15 and October 15 of each year. On or after April 15, 2019, the Company may, at its option, redeem all or part of the 6.00% Senior Notes at the redemption prices set forth in the indenture governing the 6.00% Senior Notes. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors. Refer to Note 15- Condensed Consolidating Financial Information.

5.875% Senior Notes due 2024

Interest on the 5.875% Senior Notes due 2024 accrues at the stated rate. The Company pays interest semi-annually in arrears on April 15 and October 15 of each year. On or after October 15, 2019, the Company may, at its option, redeem all or part of the 5.875% Senior Notes due 2024 at the redemption prices set forth in the indenture governing the 5.875% Senior Notes due 2024. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors. Refer to Note 15- Condensed Consolidating Financial Information.

5.125% Senior Notes due 2023

Interest on the 5.125% Senior Notes accrues at the stated rate. The Company pays interest semi-annually in arrears on April 1 and October 1 of each year. On or after April 1, 2018, the Company may, at its option, redeem all or part of the 5.125% Senior Notes at the redemption prices set forth in the indenture governing the 5.125% Senior Notes. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors. Refer to Note 15- Condensed Consolidating Financial Information.

5.875% Senior Notes due 2022

Interest on the 5.875% Senior Notes due 2022 accrues at the stated rate. The Company pays interest semi-annually in arrears on January 15 and July 15 of each year. On or after January 15, 2017, the Company may, at its option, redeem all or part of the 5.875% Senior Notes due 2022 at the redemption prices set forth in the indenture governing the 5.875% Senior Notes due 2022. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors. Refer to Note 15- Condensed Consolidating Financial Information.

Debt Repurchases

On August 16, 2019, the Company's Board of Directors authorized the Company to repurchase and/or retire a portion of the 6.00% Senior Notes due 2026, the 5.875% Senior Notes due 2024, the 5.125% Senior Notes due 2023, the 5.875% Senior Notes due 2022 (collectively the "GEO Senior Notes") and the Company's term loan under its Amended Credit Agreement through cash purchases, in open market purchases, privately negotiated transactions, or otherwise, up to an aggregate maximum of $100.0 million, subject to certain limitations through December 31, 2020.

During 2019, the Company repurchased approximately $56.0 million in aggregate principal amount of its 5.875% Senior Notes due 2022 at a weighted average price of 97.55% for a total cost of $54.7 million. As a result of these repurchases, the Company recognized a net gain on extinguishment of debt of $0.3 million.

During the first quarter of 2020, the Company repurchased approximately $5.5 million in aggregate principal amount of its 5.125% Senior Notes due 2023 at a weighted average price of 70.68% for a total cost of $3.9 million. As a result of these repurchases, the Company recognized a net gain on extinguishment of debt of $1.6 million.

Non-Recourse Debt

Northwest ICE Processing Center

The remaining balance of the original debt service requirement under the $54.4 million note payable ("2011 Revenue Bonds") to WEDFA is $15.7 million, of which $7.7 million is classified as current in the accompanying consolidated balance sheet as of March 31, 2020. The payment of principal and interest on the 2011 Revenue Bonds issued by WEDFA is non-recourse to GEO. The 2011 Revenue Bonds will mature in October 2021 with a fixed coupon rate of 5.25%.

As of March 31, 2020, included in current restricted cash and cash equivalents is $4.7 million of funds held in trust for debt service and other reserves with respect to the above mentioned note payable to WEDFA.

Australia - Ravenhall

In connection with a design and build project agreement with the State of Victoria, in September 2014, the Company entered into a syndicated facility agreement (the "Construction Facility") to provide debt financing for construction of the project. The Construction Facility provided for non-recourse funding up to AUD791 million, or approximately $485.8 million, based on exchange rates as of March 31, 2020. In accordance with the terms of the contract, upon completion and commercial acceptance of the project, the State made a lump sum payment of AUD310 million, or approximately $190.4 million, based on exchange rates as of March 31, 2020. The term of the Construction Facility was through September 2019 and bore interest at a variable rate quoted by certain Australian banks plus 200 basis points. On May 22, 2019, the Company completed an offering of AUD462 million, or $283.5 million, based on exchange rates as of March 31, 2020, aggregate principal amount of non-recourse senior secured notes due 2042 (the "Non-Recourse Notes"). The amortizing Non-Recourse Notes were issued by Ravenhall Finance Co Pty Limited in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Non-Recourse Notes were issued with a coupon and yield to maturity of 4.23% with a maturity date of March 31, 2042. The net proceeds from this offering were used to refinance the outstanding Construction Facility and to pay all related fees, costs and expenses associated with the transaction. As a result of the transaction, the Company incurred a $4.5 million loss on extinguishment of debt related to swap termination fees and unamortized deferred costs associated with the Construction Facility. Additionally, loan costs of approximately $7.5 million were incurred and capitalized in connection with the offering.

Other

In August 2019, the Company entered into two identical Notes in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the Notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. The Company has entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at March 31, 2020 is $0.7 million of deferred loan costs incurred in the transaction. Refer to Note 9 - Derivative Financial Instruments for further information.

Guarantees

Australia

The Company has entered into a guarantee in connection with the operating performance of a facility in Australia. The obligation amounted to approximately AUD58 million, or $35.6 million, based on exchange rates as of March 31, 2020. The guarantee is secured by outstanding letters of credit under the Company's Revolver.

At March 31, 2020, the Company also had seven other letters of credit outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $9.4 million.

Except as discussed above, the Company does not have any off balance sheet arrangements.

11. COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

As previously reported and described in the Company's prior periodic reports, including most recently in its Form 10-K for the year ended December 31, 2019, former civil immigration detainees at the Aurora Immigration Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the United States District Court for the District of Colorado (the “Court”). The complaint alleges that the Company was in violation of the Colorado Minimum Wages of Workers Act and the federal Trafficking Victims Protection Act ("TVPA"). The plaintiff class claims that the Company was unjustly enriched because of the level of payment the detainees received for work performed at the facility, even though the voluntary work program as well as the wage rates and standards associated with the program that are at issue in the case are authorized by the Federal government under guidelines approved by the United States Congress. On July 6, 2015, the Court found that detainees were not employees under the Colorado Minimum Wage Order and dismissed this claim. In February 2017, the Court granted the plaintiff-class’ motion for class certification on the TVPA and unjust enrichment claims. The plaintiff class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the Court may deem proper. In the time since the Colorado suit was initially filed, three similar lawsuits have been filed - two in Washington and one in California. In Washington, one of the two lawsuits was filed on September 9, 2017 by immigration detainees against the Company in the U.S. District Court for the Western District of Washington.  The second lawsuit was filed on September 20, 2017 by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. In California, a class-action lawsuit was filed on December 19, 2017 by immigration detainees against the Company in the U.S. District Court Eastern Division of the Central District of California. All three lawsuits allege violations of the respective state’s minimum wage laws. However, the California lawsuit, like the Colorado suit, also includes claims that the Company violated the TVPA and California's equivalent state statute. On September 27, 2019, the California plaintiff class filed a motion for class certification of both California-based and nationwide classes. The Company filed a response to this motion disputing the plaintiff class' right to broad class treatment of the claims at issue. On July 2, 2019, the Company filed a Motion for Summary Judgment in the Washington Attorney General’s Tacoma lawsuit based on the Company’s position that its legal defenses prevent the case from proceeding to trial. The federal court in Washington denied the Company's Motion for Summary Judgment on August 6, 2019. However, on August 20, 2019, the Department of Justice filed a Statement of Interest, which asked the Washington court to revisit its prior denial of the Company's intergovernmental immunity defense in the case. While the Washington court ultimately elected not to dismiss the case at the time, its order importantly declared that the Company's intergovernmental immunity defense was legally viable, to be ultimately determined at trial. Trial for the two Washington cases has been continued until sometime past June 2020. The Company intends to take all necessary steps to vigorously defend itself and has consistently refuted the allegations and claims in these lawsuits. The Company has not recorded an accrual relating to these matters at this time, as a loss is not considered probable nor reasonably estimable at this stage of the lawsuits. The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, the results of these claims or proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these claims or proceedings could have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company's accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. The Company does not accrue for anticipated legal fees and costs but expenses those items as incurred.

On December 30, 2019, GEO filed a lawsuit for declaratory and injunctive relief challenging California’s newly enacted law - Assembly Bill 32 (AB-32) - which bars the federal government from engaging GEO or any other government contractors to provide detention services for illegal aliens. GEO’s claims, as described in the lawsuit, are grounded in authoritative legal doctrine that under the Constitution’s Supremacy Clause, the federal government is free from regulation by any state. By prohibiting federal detention facilities in California, the lawsuit argues AB-32 substantially interferes with the ability of U.S. Marshals Service (“USMS”) and ICE to carry out detention responsibilities for the federal government. Secondly, because AB-32 creates exceptions to the State when using GEO or any government contractors (to alleviate overcrowding), California’s statute unlawfully discriminates against the federal government. On December 31, 2019, GEO filed its motion for a preliminary injunction restraining California’s Governor and Attorney General from enforcing AB-32 against GEO’s detention facilities on behalf of USMS and ICE. The court granted the parties’ joint motion to reschedule the hearing to July 16, 2020.

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

Other Assessment

A state non-income tax audit completed in 2016 included tax periods for which the state tax authority had previously processed a substantial tax refund. At the completion of the audit fieldwork, the Company received a notice of audit findings disallowing deductions that were previously claimed by the Company, approved by the state tax authority and served as the basis for the approved refund claim. In early January 2017, the Company received a formal Notice of Assessment of Taxes and Demand for Payment from the taxing authority disallowing the deductions. The total tax, penalty and interest related to the assessment is approximately $19.1 million. The Company has filed an administrative protest and disagrees with the assessment and intends to take all necessary steps to vigorously defend its position.  The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of outside counsel in connection with this matter.

Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing capital projects will be approximately $61 million of which $41 million was spent through the first three months of 2020. The Company estimates the remaining capital requirements related to these capital projects will be $20 million which will be spent through the remainder of 2020.

Idle Facilities

As of March 31, 2020, the Company was marketing approximately 1,000 vacant beds at two of its idle facilities to potential customers. The carrying values of these idle facilities, which are included in Property and Equipment, Net in the accompanying consolidated balance sheets, totaled $20.7 million as of March 31, 2020, excluding equipment and other assets that can be easily transferred for use at other facilities. There was no indication of impairment related to the Company's idle facilities at March 31, 2020.

12. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the GEO Secure Services segment; the GEO Care segment; the International Services segment; and the Facility Construction & Design segment. The Company's segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenues:
GEO Secure Services	$398,109	$390,510
GEO Care	144,463	153,843
International Services	56,850	64,224
Facility Construction & Design [1]	5,595	2,090
Total revenues	$605,017	$610,667
Operating income from segments:
GEO Secure Services	$74,009	$76,924
GEO Care	30,699	38,538
International Services	5,650	5,739
Facility Construction & Design [1]	10	—
Operating income from segments	$110,368	$121,201
General and Administrative Expenses	(53,782)	(46,424)
Total Operating Income	$56,586	$74,777

[1]

Facility Construction & Design revenues relate to an expansion project at the Company's managed-only Fulham Correctional Centre in Australia which is expected to be completed in the third quarter of 2020.

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Operating income from segments	$110,368	$121,201
Unallocated amounts:
General and administrative expenses	(53,782)	(46,424)
Net interest expense	(28,742)	(31,884)
Gain on extinguishment of debt	1,563	—
Income before income taxes and equity in earnings of affiliates	$29,407	$42,893

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

The Company has recorded $1.0 million in earnings, net of tax, for SACS operations during the three months ended March 31, 2020, and $1.4 million in earnings, net of tax, for SACS operations during the three months ended March 31, 2019, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of March 31, 2020 and December 31, 2019, the Company’s investment in SACS was $8.9 million and $12.3 million, respectively, and represents its share of cumulative reported earnings.

The Company has recorded $1.2 million in earnings, net of tax, for GEO Amey's operations during the three months ended March 31, 2020, and $1.2 million in earnings, net of tax, for GEO Amey's operations during the three months ended March 31, 2019, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of March 31, 2020 and December 31, 2019, the Company’s investment in GEOAmey was $6.5 million and $5.7 million, respectively, and represents its share of cumulative reported earnings.

13. BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$37,551	$32,474
Service cost	313	998
Interest cost	326	1,393
Actuarial gain	—	3,449
Other reclassification [1]	(8,925)	—
Benefits paid	(188)	(763)
Projected benefit obligation, end of period	$29,077	$37,551
Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	188	763
Benefits paid	(188)	(763)
Plan assets at fair value, end of period	$—	$—
Unfunded Status of the Plan	$29,077	$37,551

	Three Months Ended
	March 31, 2020	March 31, 2019
Components of Net Periodic Benefit Cost
Service cost	$313	$250
Interest cost	326	348
Net loss	135	53
Net periodic pension cost	$774	$651

[1] The Company has a non-qualified deferred compensation agreement with its CEO. The agreement provided for a lump sum payment upon retirement, no sooner than age 55. As of March 31, 2020, the CEO had reached age 55 and was eligible to receive the payment upon retirement. If the Company’s CEO had retired as of March 31, 2020, the Company would have had to pay him approximately $8.9 million.

On February 26, 2020 (the "Effective Date"), the Company and its CEO entered into an amended and restated executive retirement agreement that amends and replaces the CEO’s prior executive retirement agreement discussed above.

The amended and restated executive retirement agreement provides that upon the CEO’s retirement from the Company, the Company will pay a lump sum amount equal to $8,925,065 (determined as of February 26, 2020) (the “Grandfathered Payment”) which will be paid in the form of the Company’s common stock. The Grandfathered Payment will be delayed for six months and a day following the effective date of the CEO’s termination of employment in compliance with Section 409A of the Internal Revenue Code of 1986, as amended.

Beginning on the Effective Date, an amount equal to the Grandfathered Payment shall be invested in the Company’s common stock (“GEO Shares”). The number of the Company’s shares of common stock as of the Effective Date shall be equal to the Grandfathered

Payment divided by the closing price of the Company’s common stock on the Effective Date (rounded up to the nearest whole number of shares), which equals 553,665 shares of the Company’s common stock. Additional shares of the Company’s common stock will be credited with a value equal to any dividends declared and paid on the Company’s shares of common stock, calculated by reference to the closing price of the Company’s common stock on the payment date for such dividends (rounded up to the nearest whole number of shares).

The Company has established several trusts for the purpose of paying the retirement benefit pursuant to the amended and restated executive retirement agreement. The trusts shall be revocable “rabbi trusts” and the assets of the trusts shall be subject to the claims of the Company’s creditors in the event of the Company’s insolvency.

The Company repurchased shares of its outstanding common stock under its stock buyback program and contributed such shares to the trusts in order to fund the retirement benefit under the amended and restated executive retirement agreement. In accordance with Accounting Standards Codification (“ASC”) 710 – Compensation-General, the shares of common stock held in the rabbi trusts are classified as treasury stock.  In addition, the amended and restated executive retirement agreement qualifies for equity accounting under ASC 710 and therefore, the fair value of the Grandfathered payment has been reclassified to stockholders’ equity as of March 31, 2020.

The long-term portion of the pension liability as of March 31, 2020 and December 31, 2019 was $28.7 million and $37.2 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

14. RECENT ACCOUNTING PRONOUNCEMENTS

The Company implemented the following accounting standards during the three months ended March 31, 2020:

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

In June 2016, the FASB issued ASC No. 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". The purpose of Update No. 2016-13 is to replace the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. Update No. 2016-13 was effective for the Company beginning January 1, 2020. The adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

The following accounting standards will be adopted in future periods:

In March 2020, the FASB issued ASU 2020-04, “Reference Reform Rate (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” to provide temporary optional expedients and exceptions to the contract modifications, hedge relationships and other transactions affected by reference rate reform if certain criteria are met. This ASU, which was effective upon issuance and may be applied through December 31, 2022, is applicable to all contracts and hedging relationships that reference the London Interbank Offered Rate or any other reference rate expected to be discontinued. The Company is currently evaluating the impact of reference rate reform and the potential application of this guidance.

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

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of March 31, 2020, the Company's 6.00% Senior Notes, 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 were fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”). The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2020
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$238,715	$492,774	$65,111	$(191,583)	$605,017
Operating expenses	187,566	414,639	50,700	(191,583)	461,322
Depreciation and amortization	7,816	24,574	937	—	33,327
General and administrative expenses	21,021	27,027	5,734	—	53,782
Operating income	22,312	26,534	7,740	—	56,586
Interest income	3,358	1,372	5,005	(4,297)	5,438
Interest expense	(20,738)	(13,616)	(4,123)	4,297	(34,180)
Gain on extinguishment of debt	—	1,563	—	—	1,563
Income before income taxes and equity in earnings of affiliates	4,932	15,853	8,622	—	29,407
Income tax provision	198	4,034	2,314	—	6,546
Equity in earnings of affiliates, net of income tax provision	—	—	2,260	—	2,260
Income before equity in income of consolidated subsidiaries	4,734	11,819	8,568	—	25,121
Income from consolidated subsidiaries, net of income tax provision	20,387	—	—	(20,387)	—
Net income	25,121	11,819	8,568	(20,387)	25,121
Net loss attributable to noncontrolling interests	—	—	60	—	60
Net income attributable to The GEO Group, Inc.	$25,121	$11,819	$8,628	$(20,387)	$25,181

Net income	$25,121	$11,819	$8,568	$(20,387)	$25,121
Other comprehensive income (loss), net of tax	(4,512)	107	(8,807)	—	(13,212)
Total comprehensive income	$20,609	$11,926	$(239)	$(20,387)	$11,909
Comprehensive loss attributable to noncontrolling interests	—	—	108	—	108
Comprehensive income (loss) attributable to The GEO Group, Inc.	$20,609	$11,926	$(131)	$(20,387)	$12,017

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

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

	As of March 31, 2020
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$8,673	$934	$22,807	$—	$32,414
Restricted cash and cash equivalents	—	—	27,865	—	27,865
Accounts receivable, less allowance for doubtful accounts	152,001	187,539	32,794	3,119	375,453
Contract receivable, current portion	—	—	4,686	—	4,686
Prepaid expenses and other current assets	1,667	28,377	8,179	(2,115)	36,108
Total current assets	162,341	216,850	96,331	1,004	476,526
Restricted Cash and Investments	—	25,143	2,128	—	27,271
Property and Equipment, Net	848,926	1,212,008	81,596	—	2,142,530
Assets Held for Sale	705	3,700	—	—	4,405
Contract Receivable	—	—	319,819	—	319,819
Operating Lease Right-of-Use Assets, Net	20,641	102,165	659	—	123,465
Intercompany Receivable	961,145	242,777	14,714	(1,218,636)	—
Deferred Income Tax Assets	—	35,585	693	—	36,278
Goodwill	—	775,954	352	—	776,306
Intangible Assets, Net	—	203,995	392	—	204,387
Investment in Subsidiaries	1,454,238	573,816	2,190	(2,030,244)	—
Other Non-Current Assets	17,698	120,610	16,080	(77,528)	76,860
Total Assets	$3,465,694	$3,512,603	$534,954	$(3,325,404)	$4,187,847

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$11,690	$78,891	$2,306	$—	$92,887
Accrued payroll and related taxes	—	46,984	16,021	—	63,005
Accrued expenses and other current liabilities	38,496	115,317	25,440	(419)	178,834
Operating lease liabilities, current portion	5,328	21,554	86	—	26,968
Current portion of finance lease liabilities, long-term debt and non-recourse debt	8,000	2,626	12,999	—	23,625
Total current liabilities	63,514	265,372	56,852	(419)	385,319
Deferred Income Tax Liabilities	—	—	19,254	—	19,254
Intercompany Payable	105,255	1,087,981	23,976	(1,217,212)	—
Other Non-Current Liabilities	4,715	155,110	294	(77,528)	82,591
Operating lease Liabilities	15,860	82,881	573	—	99,314
Finance Lease Liabilities	—	2,563	—	—	2,563
Long-Term Debt	2,318,004	—	52,886	—	2,370,890
Non-Recourse Debt	—	—	270,460	—	270,460
Commitments & Contingencies and Other					—
Shareholders' Equity:					—
The GEO Group, Inc. Shareholders' Equity	958,346	1,918,696	111,549	(2,030,245)	958,346
Noncontrolling Interests	—	—	(890)	—	(890)
Total Shareholders’ Equity	958,346	1,918,696	110,659	(2,030,245)	957,456
Total Liabilities and Shareholders' Equity	$3,465,694	$3,512,603	$534,954	$(3,325,404)	$4,187,847

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

	As of December 31, 2019
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$9,840	$—	$22,623	$—	$32,463
Restricted cash and cash equivalents	—	—	32,418	—	32,418
Accounts receivable, less allowance for doubtful accounts	167,769	218,920	41,175	3,118	430,982
Contract receivable, current portion	—	—	11,199	—	11,199
Prepaid expenses and other current assets	1,273	32,187	9,315	(2,059)	40,716
Total current assets	178,882	251,107	116,730	1,059	547,778
Restricted Cash and Investments	—	28,648	2,275	—	30,923
Property and Equipment, Net	846,297	1,214,697	83,728	—	2,144,722
Right-of-Use Assets Operating Leases	21,995	98,654	878		121,527
Assets Held for Sale	705	5,354	—	—	6,059
Contract Receivable	—	—	360,647		360,647
Intercompany Receivable	978,337	238,680	17,050	(1,234,067)	—
Deferred Income Tax Assets	—	35,584	694	—	36,278
Goodwill	—	775,953	403	—	776,356
Intangible Assets, Net	—	209,554	516	—	210,070
Investment in Subsidiaries	1,484,930	573,816	2,189	(2,060,935)	—
Other Non-Current Assets	18,329	123,797	18,853	(77,805)	83,174
Total Assets	$3,529,475	$3,555,844	$603,963	$(3,371,748)	$4,317,534

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$16,690	$76,631	$5,911	$—	$99,232
Accrued payroll and related taxes	—	38,243	16,429	—	54,672
Accrued expenses and other current liabilities	32,175	131,031	28,765	(363)	191,608
Operating lease liabilities, current portion	5,232	20,777	199		26,208
Current portion of finance lease liabilities, long-term debt and non-recourse debt	8,000	2,626	13,582	—	24,208
Total current liabilities	62,097	269,308	64,886	(363)	395,928
Deferred Income Tax Liabilities	—	—	19,254	—	19,254
Intercompany Payable	106,029	1,100,299	26,316	(1,232,644)	—
Other Non-Current Liabilities	3,572	162,026	733	(77,805)	88,526
Operating Lease Liabilities	17,321	79,290	680		97,291
Finance Lease Liabilities	—	2,954	—	—	2,954
Long-Term Debt	2,343,626	—	64,671	—	2,408,297
Non-Recourse Debt	—	—	309,236	—	309,236
Commitments & Contingencies and Other					—
Shareholders' Equity:					—
The GEO Group, Inc. Shareholders' Equity	996,830	1,941,967	118,969	(2,060,936)	996,830
Noncontrolling Interests	—	—	(782)	—	(782)
Total Shareholders’ Equity	996,830	1,941,967	118,187	(2,060,936)	996,048
Total Liabilities and Shareholders' Equity	$3,529,475	$3,555,844	$603,963	$(3,371,748)	$4,317,534

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2020
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$105,094	$14,512	$8,653	$128,259
Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	—	264	—	264
Proceeds from sale of assets held for sale	—	1,300	—	1,300
Change in restricted investments	—	3,363	—	3,363
Capital expenditures	(11,583)	(18,647)	(422)	(30,652)
Net cash used in investing activities	(11,583)	(13,720)	(422)	(25,725)
Cash Flow from Financing Activities:
Proceeds from long-term debt	96,000	—	—	96,000
Payments on long-term debt	(121,485)	—	(4,020)	(125,505)
Payments on non-recourse debt	—	—	(1,362)	(1,362)
Taxes paid related to net share settlements of equity awards	(2,632)	—	—	(2,632)
Proceeds from issuance of common stock in connection with ESPP	150	—	—	150
Payment for repurchases of common stock	(9,009)	—	—	(9,009)
Dividends paid	(57,703)	—	—	(57,703)
Net cash used in financing activities	(94,679)	—	(5,382)	(100,061)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	—	—	(7,364)	(7,364)
Net (Decrease) Increase in Cash. Cash Equivalents and Restricted Cash and Cash Equivalents	(1,168)	792	(4,515)	(4,891)
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	9,840	—	57,632	67,472
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$8,672	$792	$53,117	$62,581

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2019
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$14,354	$20,879	$63,778	$99,011
Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	—	274	—	274
Proceeds from sale of assets held for sale	—	—		—
Insurance proceeds - damaged property	—	2,503	—	2,503
Change in restricted investments	—	(4,062)	—	(4,062)
Capital expenditures	(6,608)	(21,452)	(24)	(28,084)
Net cash used in investing activities	(6,608)	(22,737)	(24)	(29,369)
Cash Flow from Financing Activities:
Proceeds from long-term debt	130,000	—	—	130,000
Payments on long-term debt	(96,926)	—	—	(96,926)
Payments on non-recourse debt	—	—	(2,089)	(2,089)
Taxes paid related to net share settlements of equity awards	(4,172)	—	—	(4,172)
Proceeds from issuance of common stock in connection with ESPP	124	—	—	124
Proceeds from stock options exercised	333	—	—	333
Dividends paid	(57,945)	—	—	(57,945)
Net cash used in financing activities	(28,586)	—	(2,089)	(30,675)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	—	—	366	366
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(20,840)	(1,858)	62,031	39,333
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	54,666	4,823	24,983	84,472
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$33,826	$2,965	$87,014	$123,805

16. SUBSEQUENT EVENTS

Dividend

On April 6, 2020, the Board of Directors declared a quarterly cash dividend of $0.48 per share of common stock which was paid on April 24, 2020 to shareholders of record as of the close of business on April 17, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, the impact of COVID-19 on our business, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•	our ability to mitigate the transmission of COVID-19 at our secure facilities, processing centers and reentry centers;
•	the magnitude, severity and duration of the COVID-19 pandemic and its impact on our business, financial condition, results of operations and cash flows;
•	our ability to timely build and/or open facilities as planned, successfully manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;
•	our ability to fulfill our debt service obligations and its impact on our liquidity;
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
•

our ability to expand, diversify and grow our secure services, reentry, community-based services, youth services, monitoring services, evidence-based supervision and treatment programs and secure transportation services businesses;

•

our ability to win management contracts for which we have submitted proposals, retain existing management contracts, prevail in any challenge or protest involving the award of a management contract and meet any performance standards required by such management contracts;

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
•

our ability to obtain future financing, or refinance any of our current debt obligations on satisfactory terms or at all, including our ability to secure the funding we need to complete ongoing capital projects;

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

•	our ability to pay quarterly dividends consistent with our requirements as a REIT, and expectations as to timing and amounts;
•	our ability to remain qualified for taxation as a real estate investment trust, or REIT;
•	our ability to comply with government regulations and applicable contractual requirements;
•	our ability to acquire, protect or maintain our intellectual property;
•	the risk that a number of factors could adversely affect the market price of our common stock;
•	our ability to fully implement our stock buyback program and the timing and amount of any such future stock repurchases;
•	our ability to purchase or retire a portion of our outstanding senior notes and our term loan and the timing and amounts of any future purchases and/or retirement; and
•

other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in our Quarterly Reports on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2019 and our Current Reports on Form 8-K filed with the SEC.

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q.

Introduction

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described above under “Forward-Looking Information”, those described below under "Part II - Item 1A. Risk Factors" and under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. The discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

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

At March 31, 2020, our worldwide operations include the management and/or ownership of approximately 94,000 beds at 126 secure services and reentry facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 210,000 individuals, including approximately 100,000 through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

For the three months ended March 31, 2020 and 2019, we had consolidated revenues of $605.0 million and $610.7 million, respectively. We maintained an average company-wide facility occupancy rate of 90.2% including 90,865 active beds and excluding 3,368 idle beds which includes those being marketed to potential customers and beds under development for the three months ended March 31, 2020, and 93.4% including 87,744 active beds and excluding 7,068 idle beds which includes those being marketed to potential customers and beds under development for the three months ended March 31, 2019.

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

During the three months ended March 31, 2020 and the year ended December 31, 2019, respectively, we declared and paid the following regular cash distributions to our shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Aggregate Payment Amount (in millions)
February 4, 2019	February 15, 2019	February 22, 2019	$0.48	$57.9
April 3, 2019	April 15, 2019	April 22, 2019	$0.48	$58.2
July 9, 2019	July 19, 2019	July 26, 2019	$0.48	$58.2
October 14, 2019	October 25, 2019	November 1, 2019	$0.48	$58.2
February 3, 2020	February 14, 2020	February 21, 2020	$0.48	$58.2

On April 6, 2020, our Board declared a quarterly cash dividend of $0.48 per share of common stock which was paid on April 24, 2020 to shareholders of record as of the close of business on April 17, 2020.

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 26, 2020, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the fiscal year ended December 31, 2019.

2020 Developments

COVID-19

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact those entrusted in our care and governmental partners. While we did not incur significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. Refer to further discussion regarding the economic impacts of COVID-19 to our operations in the Outlook section further below.

Contract Awards

On March 24, 2020 we announced that our wholly-owned subsidiary, BI Incorporated, has signed a contract with U.S. Immigration and Customs Enforcement (“ICE”) for the continued provision of case management and supervision services under the federal government’s Intensive Supervision and Appearance Program (“ISAP”). The contract will have a term of five years, effective April 1, 2020 and is expected to serve 90,000 to 100,000 participants daily, consistent with the average number of daily participants during the past year. Subsequently a competitor has filed a protest challenging the award of the contract. Although we are confident that our bidding process satisfied all applicable requirements, the U.S. Immigration and Customs Enforcement must complete its review of the protest and we cannot guarantee that we will prevail.

Idle Facilities

We are currently marketing approximately 1,000 vacant beds at two of our idle facilities to potential customers. The carrying values of these idle facilities totaled $20.7 million as of March 31, 2020, excluding equipment and other assets that can be easily transferred for use at other facilities.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2020, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of First Quarter 2020 and First Quarter 2019

Revenues

	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
	(Dollars in thousands)
GEO Secure Services	$398,109	65.8%	$390,510	63.9%	$7,599	1.9%
GEO Care	144,463	23.9%	153,843	25.2%	(9,380)	(6.1)%
International Services	56,850	9.4%	64,224	10.5%	(7,374)	(11.5)%
Facility Construction & Design	5,595	0.9%	2,090	0.4%	3,505	100.0%
Total	$605,017	100.0%	$610,667	100.0%	$(5,650)	(0.9)%

GEO Secure Services

Revenues increased in First Quarter 2020 compared to First Quarter 2019 primarily due to aggregate increases of $7.2 million due to aggregate net increases in population, transportation services and/or rates. We also had increases of $15.5 million resulting from the activation of our contracts at our company-owned and previously idled South Louisiana Processing Center in Basile, Louisiana during the third quarter of 2019, as well as our company-owned and previously idled North Lake Correctional Facility in Baldwin Michigan which was activated on October 1, 2019. These increases were partially offset by net decreases of $15.1 million at certain of our facilities due to contract terminations.

The number of compensated mandays in GEO Secure Services facilities was approximately 5.7 million in First Quarter 2020 and 5.8 million in First Quarter 2019. We experienced an aggregate net decrease of approximately 100,000 mandays as a result of population decreases with our federal clients and contract terminations, partially offset by contract activations discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our GEO Secure Services facilities was 92.0% and 95.8% of capacity in the First Quarter 2020 and First Quarter 2019, respectively, excluding idle facilities.

GEO Care

Revenues decreased in First Quarter 2020 compared to First Quarter 2019 primarily due to aggregate decreases of $8.6 million related to contract terminations/closures of underutilized facilities. We also experienced a decrease of $2.3 million due to decreases in average client and participant counts under our ISAP and electronic monitoring services as a result of policy changes by the administration which reduced the number of enrollments at the southern border. These decreases were partially offset by net increases of $1.5 million due to net increases in census levels at certain of our community-based and reentry centers as well as new programs activated.

International Services

Revenues for International Services decreased by $7.4 million in First Quarter 2020 compared to First Quarter 2019. We experienced a net decrease in revenues of $3.0 million which was primarily due to the transition of our Parklea Correctional Centre by our Australian subsidiary to a new operator in March 2019. Additionally, we had a decrease due to foreign exchange rate fluctuations of $4.4 million resulting from the strengthening of the U.S. dollar against certain international currencies.

Facility Construction & Design

In First Quarter 2020 and First Quarter 2019, we had facility construction & design services related to an expansion project at our Fulham Correctional Centre in Australia which is expected to be completed in the third quarter of 2020.

Operating Expenses

	2020	% of Segment Revenues	2019	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
GEO Secure Services	$303,934	76.3%	$292,429	74.9%	$11,505	3.9%
GEO Care	101,088	70.0%	104,406	67.9%	(3,318)	(3.2)%
International Services	50,715	89.2%	58,072	90.4%	(7,357)	(12.7)%
Facility Construction & Design	5,585	99.8%	2,090	100.0%	3,495	100.0%
Total	$461,322	76.2%	$456,997	74.8%	$4,325	0.9%

GEO Secure Services

Operating expenses for GEO Secure Services increased by $11.5 million in First Quarter 2020 compared to First Quarter 2019. The increase was primarily due to aggregate net increases in population, transportation services and the variable costs associated with those services of $15.2 million. We also experienced increases of $12.3 million resulting from the activation of our contracts at our company-owned and previously idled South Louisiana Processing Center in Basile, Louisiana during the third quarter of 2019, our company-owned and previously idled North Lake Correctional Facility in Baldwin Michigan which was activated on October 1, 2019, as well as start-up costs incurred in connection with our new managed-only contract for the government owned 512-bed El Centro Detention Facility in California. These increases were partially offset by decreases of $16.0 million at certain of our facilities primarily due to contract terminations.

GEO Care

Operating expenses for GEO Care decreased during First Quarter 2020 from First Quarter 2019 primarily due to $5.8 million from contract terminations/closures of underutilized facilities. This decrease was partially offset by $2.5 million of net increases related to census levels at certain of our community-based and reentry centers and new programs activated.

International Services

Operating expenses for International Services decreased by $7.4 million in First Quarter 2020 compared to First Quarter 2019. We experienced a net decrease in operating expenses of $3.4 million which was primarily due to the transition of our Parklea Correctional Centre by our Australian subsidiary to a new operator in March 2019. Additionally, we had a decrease due to foreign exchange rate fluctuations of $4.0 million resulting from the strengthening of the U.S. dollar against certain international currencies.

Facility Construction & Design

In First Quarter 2020 and First Quarter 2019, we had facility construction & design services related to an expansion project at our Fulham Correctional Centre in Australia which is expected to be completed in the third quarter of 2020.

Depreciation and Amortization

	2020	% of Segment Revenue	2019	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
GEO Secure Services	$20,166	5.1%	$21,157	5.4%	$(991)	(4.7)%
GEO Care	12,676	8.8%	10,899	7.1%	1,777	16.3%
International Services	485	0.9%	413	0.6%	72	17.4%
Total	$33,327	5.5%	$32,469	5.3%	$858	2.6%

GEO Secure Services

GEO Secure Services depreciation and amortization expense decreased slightly in First Quarter 2020 compared to First Quarter 2019 primarily due to certain items becoming fully depreciated.

GEO Care

GEO Care depreciation and amortization expense increased in First Quarter 2020 compared to First Quarter 2019 primarily due to renovations at certain of our centers.

International Services

Depreciation and amortization expense was relatively consistent in First Quarter 2020 compared to First Quarter 2019 as a result of certain assets becoming fully depreciated and there were no significant renovations during 2019 or 2020 at our international subsidiaries.

Other Unallocated Operating Expenses

	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$53,782	8.9%	$46,424	7.6%	$7,358	15.8%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased in First Quarter 2020 compared to First Quarter 2019 primarily due to higher stock based compensation expense of $3.0 million as well as normal personnel and compensation adjustments, professional, consulting, business development and other administrative expenses.

Non Operating Expenses

Interest Income and Interest Expense

	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$5,438	0.9%	$8,396	1.4%	$(2,958)	(35.2)%
Interest Expense	$34,180	5.6%	$40,280	6.6%	$(6,100)	(15.1)%

Interest income decreased in the First Quarter 2020 compared to First Quarter 2019 primarily due to a lower balance on our contract receivable related to our facility in Ravenhall, Australia. Also contributing to the decrease was the effect of the strengthening of the U.S. dollar against certain international currencies.

Interest expense decreased in First Quarter 2020 compared to First Quarter 2019 primarily due to lower overall debt balances as well as lower interest rates on our variable rate debt. Additionally, during the third quarter of 2019, we repurchased approximately $34.0 million in aggregate principal amount of our 5.875% Senior Notes due 2022. Also, during the first quarter of 2020, we repurchased approximately $5.5 million in aggregate principal amount of our 5.125% Senior Notes due 2023. Refer to Note 10- Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion

.

	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Gain on Extinguishment of Debt	$1,563	0.3%	$—	(—)%	$1,563	100.0%

During First Quarter 2020, we repurchased approximately $5.5 million in aggregate principal amount of our 5.125% Senior Notes due 2023 at a weighted average price of 70.68% for a total cost of $3.9 million. As a result of these repurchases, we recognized a net gain on extinguishment of debt of $1.6 million.

Income Tax Provision

	2020	Effective Rate	2019	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$6,546	22.3%	$4,840	11.3%	$1,706	35.2%

The provision for income taxes during First Quarter 2020 increased compared to First Quarter 2019 along with our effective tax rate. In the First Quarter of 2020, there was a $2.7 million discrete tax expense which was $0.5 million in the First Quarter of 2019 related to stock compensation that vested during the respective periods. Additionally, the increase in the effective rate is in part due to a change in the composition of our income. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn we are allowed a deduction for the distribution at the REIT level. Our wholly owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be in the range of approximately 12% to 14% exclusive of any discrete items

Equity in Earnings of Affiliates, net of Income Tax Provision

	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$2,260	0.4%	$2,596	0.4%	$(336)	(12.9)%

Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates during First Quarter 2020 compared to First Quarter 2019 decreased slightly primarily due to labor related expenses in connection with the ramp up of GEOAmey's court custody and escort services contract in Scotland which began in First Quarter 2019.

Financial Condition

Capital Requirements

Our current cash requirements consist of amounts needed for working capital, distributions of our REIT taxable income in order to maintain our REIT qualification, debt service, supply purchases, investments in joint ventures, and capital expenditures related to either the development of new secure services and reentry facilities, or the maintenance of existing facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing capital projects will be approximately $61 million of which $41 million was spent through March 31, 2020. We estimate that the remaining capital requirements related to these capital projects will be $20 million which will be spent through 2020.

Liquidity and Capital Resources

Indebtedness

On June 12, 2019, we entered into Amendment No. 2 to the Third Amended and Restated Credit Agreement (the "Credit Agreement") by and among the refinancing lenders party thereto, the other lenders party thereto, GEO and GEO Corrections Holdings, Inc. and the administrative agent. Under the amendment, the maturity date of the revolver was extended to May 17, 2024. The borrowing capacity under the amended revolver remains at $900.0 million, and its pricing remains unchanged currently bearing interest at LIBOR plus 2.25%. As a result of the amendment, we incurred a loss on extinguishment of debt of $1.2 million related to certain unamortized deferred loan costs. Additionally, loan costs of $4.7 million were incurred and capitalized in connection with the amendment.

A syndicate of approximately 65 lenders participate in our Credit Agreement, six of which have indicated that they do not intend to provide new financing to GEO but will honor their existing obligations (Refer to Item 1A - Risk Factors included in Part I of the Annual Report on Form 10-K for the year ended December 31,2019 for further discussion. The banks that have withdrawn participation remain contractually committed for approximately five years. Additionally, these six banks represent less than 25% of our overall borrowing capacity under our Credit Agreement and the withdrawal of their participation is not expected to negatively impact our financial flexibility. We are also in frequent communication with potential new lenders as well as the credit rating agencies who have not changed our credit ratings for over 36 months.

As of March 31, 2020, we had approximately $776 million in aggregate borrowings outstanding, net of discount, under our term loan and approximately $489.9 million in borrowings under our Revolver, and approximately $62 million in letters of credit which left approximately $348.4 million in additional borrowing capacity under our Revolver. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Australia - Ravenhall

In connection with a design and build project agreement with the State of Victoria, in September 2014, we entered into a syndicated facility agreement (the "Construction Facility") to provide debt financing for construction of the project. The Construction Facility provided for non-recourse funding up to AUD 791.0 million, or approximately $485.8 million, based on exchange rates as of March 31, 2020. In accordance with the terms of the contract, upon completion and commercial acceptance of the project, the State made a lump sum payment of AUD310 million, or approximately $190.4 million, based on exchange rates as of March 31, 2020. The term of the Construction Facility was through September 2019 and bore interest at a variable rate quoted by certain Australian banks plus 200 basis points. On May 22, 2019, we completed an offering of AUD 461.6 million, or $283.5 million, based on exchange rates as of March 31, 2020, aggregate principal amount of the Non-Recourse Notes. The amortizing Non-Recourse Notes were issued by Ravenhall Finance Co Pty Limited in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Non-Recourse Notes were issued with a coupon and yield to maturity of 4.23% with a maturity date of March 31, 2042. The net proceeds from this offering were used to refinance the outstanding Construction Facility and to pay all related fees, costs and expenses associated with the transaction. As a result of the transaction, we incurred a $4.5 million loss on extinguishment of debt related to swap termination fees and unamortized deferred costs associated with the Construction Facility. Additionally, loan costs of approximately $7.5 million were incurred and capitalized in connection with the offering.

Other

In August 2019, we entered into two identical Notes in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the Notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. We have entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at March 31, 2020 is $0.7 million of deferred loan costs incurred in the transaction. Refer to Note 9 - Derivative Financial Instruments and Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

In addition to the debt outstanding under the Credit Facility, the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875.% Senior Notes due 2022 and the 5.875% Senior Notes due 2024, we also have significant debt obligations which, although these obligations are non-recourse to us, require cash expenditures for debt service. Our significant debt obligations could have material consequences. See “Risk Factors-Risks Related to Our High Level of Indebtedness” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. We are exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. We also have guaranteed certain obligations for certain of our international subsidiaries. These non-recourse obligations, commitments and contingencies and guarantees are further discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Debt Repurchases

On August 16, 2019, the Company's Board of Directors authorized the Company to repurchase and/or retire a portion of the 6.00% Senior Notes due 2026, the 5.875% Senior Notes due 2024, the 5.125% Senior Notes due 2023, the 5.875% Senior Notes due 2022 (collectively the "GEO Senior Notes") and the Company's term loan under its Amended Credit Agreement through cash purchases, in open market purchases, privately negotiated transactions, or otherwise, up to an aggregate maximum of $100.0 million, subject to certain limitations through December 31, 2020.

During 2019, the Company repurchased approximately $56.0 million in aggregate principal amount of its 5.875% Senior Notes due 2022 at a weighted average price of 97.55% for a total cost of $54.7 million. As a result of these repurchases, the Company recognized a net gain on extinguishment of debt of $0.3 million.

During the first quarter of 2020, the Company repurchased approximately $5.5 million in aggregate principal amount of its 5.125% Senior Notes due 2023 at a weighted average price of 70.68% for a total cost of $3.9 million. As a result of these repurchases, the Company recognized a net gain on extinguishment of debt of $1.6 million.

Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our indebtedness.

We consider opportunities for future business and/or asset acquisitions as we deem appropriate when market conditions present opportunities. If we are successful in our pursuit of any new projects, our cash on hand, cash flows from operations and borrowings under the existing Credit Facility may not provide sufficient liquidity to meet our capital needs and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. Additionally, the magnitude, severity and duration of the COVID-19 pandemic may negatively impact the availability of opportunities for future business and/or asset acquisitions and market conditions generally. In the future, our access to capital and ability to compete for future capital intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the 5.125% Senior Notes, the indenture governing the 5.875% Senior Notes due 2022, the indenture governing the 5.875% Senior Notes due 2024, the indenture governing the 6.00% Senior Notes due 2026 and our Credit Agreement. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse effect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we expect to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

We may from time to time seek to purchase stock under our stock buyback program and/or purchase or retire our outstanding senior notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

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

We plan to fund all of our capital needs, including distributions of our REIT taxable income in order to maintain our REIT qualification, and capital expenditures, from cash on hand, cash from operations, borrowings under our Credit Facility and any other financings which our management and Board, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under our $900.0 million Revolver. Our management believes that our financial resources and sources of liquidity will allow us to manage the anticipated impact of COVID-19 on our business, financial condition, results of operations and cash flows. For the full-year 2020, we have reduced our planned capital spending by deferring capital expenditure projects where possible and closely managing our working capital. Our management believes that cash on hand, cash flows from operations and availability under our Credit Facility will be adequate to support our capital requirements for 2020 as disclosed under “Capital Requirements” above. The challenges posed by COVID-19 generally and on the Company's business are evolving rapidly. Consequently, the Company will continue to evaluate its financial position in light of future developments, particularly those relating to COVID-19.

Stock Buyback Program

Refer to Note 6 - Shareholders' Equity of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Prospectus Supplement

Refer to Note 6 - Shareholders' Equity of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Executive Retirement Agreement

We have a non-qualified deferred compensation agreement with our Chief Executive Officer ("CEO"). The current agreement, as amended, provided for a lump sum payment upon retirement, no sooner than age 55. Our CEO has reached age 55 and is eligible to receive the payment upon retirement. If our CEO had retired as of March 31, 2020, we would have had to pay him the lump sum amount of approximately $8.9 million (calculated as of February 26, 2020) in stock as discussed below.

On February 26, 2020 (the "Effective Date"), GEO and our CEO entered into the amended and restated executive retirement agreement that amends and replaces the CEO’s prior executive retirement agreement discussed above.

The amended and restated executive retirement agreement provides that upon our CEO’s retirement from the Company, we will pay a lump sum amount equal to $8,925,065 (determined as of February 26, 2020) (the “Grandfathered Payment”) which will be paid in the form of our common stock. The Grandfathered Payment will be delayed for six months and a day following the effective date of the CEO’s termination of employment (“Six Month Delay”) in compliance with Section 409A of the Internal Revenue Code of 1986, as amended.

Beginning on the Effective Date, an amount equal to the Grandfathered Payment shall be invested in the Company’s common stock (“GEO Shares”). The number of the Company’s shares of common stock as of the Effective Date shall be equal to the Grandfathered Payment divided by the closing price of the Company’s common stock on the Effective Date (rounded up to the nearest whole number of shares), which equals 553,665 shares of the Company’s common stock. Additional shares of the Company’s common stock will be credited with a value equal to any dividends declared and paid on the Company’s shares of common stock, calculated by reference to the closing price of the Company’s common stock on the payment date for such dividends (rounded up to the nearest whole number of shares).

The Company has established several trusts for the purpose of paying the retirement benefit pursuant to the amended and restated executive retirement agreement. The trusts shall be revocable “rabbi trusts” and the assets of the trusts shall be subject to the claims of the Company’s creditors in the event of the Company’s insolvency.

The Company repurchased shares of its outstanding common stock under its stock buyback program and contributed such shares to the trusts in order to fund the retirement benefit under the amended and restated executive retirement agreement.

Off-Balance Sheet Arrangements

Except as discussed in the notes to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q, we do not have any off-balance sheet arrangements.

Cash Flow

Cash, cash equivalents and restricted cash and cash equivalents as of March 31, 2020 was $62.6 million, compared to $123.8 million as of March 31, 2019.

Operating Activities

Cash provided by operating activities amounted to $128.3 million for the three months ended March 31, 2020 versus cash provided by operating activities of $99.0 million for the three months ended March 31, 2019. Cash provided by operating activities during the three months ended March 31, 2020 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, discount and/or premium and other non-cash interest and stock-based compensation expense. Equity in earnings of affiliates, net of tax and gain on extinguishment of debt negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by $53.2 million, representing a positive impact on cash. The decrease was primarily driven by the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $6.8 million which positively impacted cash. The increase was primarily driven by the timing of payments. Additionally, cash provided by operating activities for the three months ended March 31, 2020 was positively impacted by a decrease in changes in contract receivable related to our correctional facility in Ravenhall, Australia of $1.2 million which was a result of the timing of interest accruals and payments made towards the contract receivable.

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

Investing Activities

Cash used in investing activities of $25.7 million during the three months ended March 31, 2020 was primarily the result of capital expenditures of $30.7 million. Cash used in investing activities of $29.4 million during the three months ended March 31, 2019 was primarily the result of capital expenditures of $28.1 million.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2020 was approximately $100.1 million compared to cash used in financing activities of $30.7 million during the three months ended March 31, 2019. Cash used in financing activities during the three months ended March 31, 2020 was primarily the result of dividends paid of $57.7 million, payments on long-term debt of $125.5 million, payments on non-recourse debt of $1.4 million and repurchases of common stock of $9.0 million. These decreases were partially offset by proceeds from long-term debt of $96.0 million. Cash used in financing activities during the three months ended March 31, 2019 was primarily the result of dividends paid of $57.9 million, payments on long-term debt of $96.9 million and payments on non-recourse debt of $2.1 million. These decreases were partially offset by proceeds from long-term debt of $130.0 million.

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

Normalized FFO is defined as FFO adjusted for certain items which by their nature are not comparable from period to period or that tend to obscure the Company’s actual operating performance, including for the periods presented Covid-19 expenses, pre-tax, gain/loss on extinguishment of debt, pre-tax, start-up expenses, pre-tax, close-out expenses, pre-tax and the tax effect of adjustments to FFO.

AFFO is defined as Normalized FFO adjusted by adding non-cash expenses such as non-real estate related depreciation and amortization, stock-based compensation expense, the amortization of debt issuance costs, discount and/or premium and other non-cash interest, and by subtracting recurring consolidated maintenance capital expenditures.

Because of the unique design, structure and use of our secure facilities, processing centers and reentry centers, we believe that assessing the performance of our secure facilities, processing centers and reentry centers without the impact of depreciation or amortization is useful and meaningful to investors. Although NAREIT has published its definition of FFO, companies often modify this definition as they seek to provide financial measures that meaningfully reflect their distinctive operations. We have modified FFO to derive Normalized FFO and AFFO that meaningfully reflect our operations.

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

Our reconciliation of net income attributable to The GEO Group, Inc. to FFO, Normalized FFO and AFFO for the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Net income attributable to The GEO Group, Inc.	$25,181	$40,705
Add (Subtract):
Real estate related depreciation and amortization	18,395	18,103
(Gain) loss on real estate assets	(424)	1,497
NAREIT Defined FFO	$43,152	$60,305
Add (Subtract):
(Gain) loss on extinguishment of debt, pre-tax	(1,563)	—
Start-up expenses, pre-tax	1,953	—
Covid-19 expenses, pre-tax	892	—
Close-out expenses, pre-tax	1,936	—
Tax effect of adjustments to Funds From Operations *	837	(45)
Normalized Funds from Operations	$47,207	$60,260
Add (Subtract):
Non-real estate related depreciation and amortization	14,932	14,366
Consolidated maintenance capital expenditures	(7,027)	(3,634)
Stock-based compensation expense	9,768	6,727
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	1,670	2,563
Adjusted Funds from Operations	$66,550	$80,282

*

Tax effect of adjustments relate to gain (loss) on real estate assets, gain on extinguishment of debt, start-up expenses, Covid-19 expenses, close-out expenses and loss on investment in life insurance.

Outlook

The following discussion contains statements that are not historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statements. Please refer to “Part I - Item 1A. Risk Factors” and the "Forward Looking Statements - Safe Harbor" sections in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as the "Part II – Item 1A. Risk Factors" and the "Forward-Looking Statements - Safe Harbor" section and other disclosures contained in this Form 10-Q for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.

Coronavirus Disease (COVID-19) Pandemic

In December 2019, a novel strain of coronavirus, now known as COVID-19 (“COVID-19”), was reported in Wuhan, China and has since extensively impacted the global health and economic environment. In January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic.

Health and Safety

As the COVID-19 pandemic has impacted communities across the United States and around the world, our employees and facilities have also been impacted by the spread of COVID-19. Ensuring the health and safety of our employees and all those in our care has always been our number one priority. As a longstanding provider of essential government services, we have experience with the implementation of best practices for the prevention, assessment, and management of infectious diseases.

•	All of our facilities provide 24/7 access to healthcare;
•	All of our ICE Processing Centers typically have approximately double the number of healthcare staff, compared to state correctional facilities;
•	Many of our facilities are equipped with Airborne Infection Isolation Rooms;
•	All of our facilities operate safely and without any overcrowded conditions; and
•	All of our facilities have access to regular handwashing with clean water and soap.

From the outset of the COVID-19 global pandemic, our corporate, regional and field staff have implemented comprehensive steps to address and mitigate the risks of COVID-19 to all those in our care and our employees.

•

We issued guidance to all of our facilities, consistent with the guidance issued for correctional and detention facilities by the Centers for Disease Control and Prevention Interim Guidance on Management of Coronavirus Disease 2019 (Covid-19) in Correctional and Detention Facilities;

•

We updated our policies and procedures to include best practices for the prevention, assessment, and management of COVID-19, including the implementation of quarantine and cohorting procedures to isolate confirmed and presumptive cases of COVID-19, including medical isolation and the use of Airborne Infection Isolation Rooms;

•

We ordered and received swab kits for COVID-19 from a national supplier, and we enacted quarantine and testing procedures for any employees who may have come into contact with any individual who has tested positive for COVID-19;

•	In March 2020, we started procuring additional Personal Protective Equipment and began issuing it as clinically needed at facilities impacted by COVID-19;
•

Over the course of April 2020, we coordinated with our government partners to distribute Personal Protective Equipment, including face masks to all staff, inmates, detainees and residents as a precautionary measure at all of our Federal Bureau of Prisons facilities, ICE Processing Centers, U.S. Marshals facilities, state correctional facilities, local correctional facilities and jails, residential reentry centers, and youth services residential facilities;

•

We provided educational guidance to our employees and individuals in our care on the best preventative measures to avoid the spread of COVID-19 such as frequent and careful handwashing, avoiding touching areas of the face, including facial hair, avoiding individuals exhibiting flu-like symptoms, proper cough and sneeze etiquette, social distancing requirements and adjustments to laundry and meal schedules;
•

We increased the frequency of distribution of personal hygiene products, including soap, shampoo and body wash and tissue paper, and we are ensuring the daily availability of bars of soap or soap dispensers at each sink for hand washing in all of our facilities;

•

We advised our employees to remain home if they exhibit flu-like symptoms, and we have exercised flexible paid leave and paid time off policies to allow for employees to remain home if they exhibit flu-like symptoms or to care for a family member;

•	We procured additional cleaning equipment and sanitation products that are proven healthcare grade disinfectants;
•

We deployed specialized sanitation teams to sterilize high-contact areas at our facilities and have developed intensive schedules and procedures for the cleaning and disinfecting of facility spaces above and beyond normal cleaning activities;

•

At every one of our facilities, we have worked closely with our government agency partners and local health officials to develop COVID-19 emergency plans and testing policies for the individuals in our care; and

•

We engaged with our government agency partners to promptly suspend non-essential visitation at all of our facilities, and we have employed additional measures during the intake and entry process at all of our facilities to include screening specific to COVID-19, including temperature checks for all staff and any legally required visitors before entering our facilities, as well as, verbal medical screening questionnaires.

We will continue to coordinate closely with our government agency partners and local health agencies to ensure the health and safety of all those in our care and our employees. We are grateful for our frontline employees who are making sacrifices daily to provide care for all those in our facilities during this unprecedented global pandemic. Information on the steps we have taken to address and mitigate the risks of COVID-19 can be found at www.geogroup.com/COVID19.

Economic Impact

The COVID-19 pandemic and related government-imposed mandatory closures, shelter in-place restrictions and social distancing protocols have had, and will continue to have, a severe impact on global economic conditions and the environment in which we operate. Starting in late March and early April, we began to observe negative impacts from the pandemic on our performance in our secure services business, specifically with our ICE Processing Centers and U.S. Marshals Facilities, as a result of declines in crossings and apprehensions along the Southwest border, as well as, a decrease in court sentencing at the federal level which is expected to result in an estimated revenue decline of 8 percent during 2020. Additionally, our reentry services business conducted through our GEO Care business segment has also been negatively impacted, specifically our residential reentry centers and non-residential day reporting programs were impacted by declines in programs due to lower levels of referrals by federal, state and local agencies, which is expected to result in an estimated revenue decline of 4 percent during 2020. Additionally, we have experienced the transmission of COVID-19 at a small number of our facilities in the second quarter of 2020. If we are unable to mitigate the transmission of COVID-19 at our facilities we could experience a material adverse effect on our financial position, results of operations and cash flows. Although we are unable to predict the duration or scope of the COVID-19 pandemic or estimate the extent of the negative financial impact to our operating results, an extended period of depressed economic activity necessitated to combating the disease, and the severity and duration of the related global economic crisis will adversely impact our future financial performance.

Revenue

Due to the uncertainty surrounding the COVID-19 pandemic, we are unable to determine the future landscape of growth opportunities in the near term; however any positive trends may, to some extent, be adversely impacted by government budgetary constraints in light of the pandemic or any changes to a government's willingness to maintain or grow public-private partnerships in the future. While state finances overall were stable prior to the COVID-19 pandemic, future budgetary pressures may cause state agencies to pursue a number of cost savings initiatives which may include reductions in per diem rates and/or the scope of services provided by private operators. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Additionally, if state budgetary constraints, as discussed above, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Any positive trends in the industry may be offset by several factors, including budgetary constraints, contract modifications, contract terminations, contract non-renewals, and/or contract re-bids and the impact of any other potential changes to the willingness or ability to maintain or grow public-private partnerships on the part of other government agencies. We believe we have a strong relationship with our government agency partners and we believe that we operate facilities that maximize security, safety and efficiency while offering our suite of GEO Continuum of Care services and resources.

Although we have historically had a relatively high contract renewal rate, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.

Recently California enacted legislation aimed at phasing out public-private partnership contracts for the operation of secure facilities within California and facilities outside of the state of California housing state of California inmates. As previously announced, our contract for our Central Valley facility was already discontinued by the California Department of Corrections and Rehabilitation at the end of September 2019. Our contract with the Department of Corrections and Rehabilitation for our Desert View facility was discontinued as of February 29, 2020 and we expect that our contract, also with the California Department of Corrections and Rehabilitation, for our Golden State facility will be discontinued by the end of May 2020.

Internationally, we are exploring a number of opportunities in our current markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk. On March 29, 2018, we announced that our transportation joint venture in the United Kingdom, GEO Amey, signed a contract with Scottish Prison Service for the provision of court custody and escort services in Scotland. The contract has a base term of eight years effective January 26, 2019 with a renewal option of four years and is expected to have an average annual revenue of approximately $39 million. Also, we are pleased to have been awarded a ten-year contract renewal for the continued delivery of secure transportation under our GEO Amey joint venture in the United Kingdom. Total revenue over the ten-year period is expected to be approximately $760 million. In New South Wales, Australia, we are developing a 489-bed expansion at the Junee Correctional Centre which is expected to be completed during the third quarter of 2020. We are also constructing a 137-bed expansion at the Fulham Correctional Centre in Victoria, Australia also expected to be completed during the third quarter of 2020. Additionally, our Australian subsidiary is currently in negotiation discussions with the State of Victoria, Australia to increase the capacity at our Ravenhall Correctional Centre by an additional 300 beds increasing the capacity of the facility to 1,600 beds. The 300-bed capacity increase is expected to generate incremental annualized revenues of approximately $19 million. With respect to the Parklea Correctional Centre in Australia, we were unfortunately unsuccessful during the current competitive rebid process and transitioned the management contract in March of 2019. In addition, we expect to transition the Arthur Gorrie Correctional Centre to government operation in the State of Queensland, Australia at the end of June 2020.

With respect to our reentry services, electronic monitoring services, and community-based services business conducted through our GEO Care business segment, we are currently pursuing a number of business development opportunities. Related to opportunities for community-based reentry services, we are working with our existing federal, state, and local clients to leverage new opportunities for both residential reentry facilities as well as non-residential day reporting centers. However, in light of the uncertainty surrounding the COVID-19 pandemic, we may not be successful. We continue to expend resources on informing federal, state and local governments about the benefits of public-private partnerships, and we anticipate that there will be new opportunities in the future as those efforts continue to yield results. We believe we are well positioned to capitalize on any suitable opportunities that become available in this area.

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related costs represented 57.5% and 57.6% of our operating expenses during the three months ended March 31, 2020 and 2019, respectively. Additional significant operating expenses include food, utilities and medical costs. During the three months ended March 31, 2020 and 2019, operating expenses totaled 76.2% and 74.8%, respectively, of our consolidated revenues. We expect our operating expenses as a percentage of revenues in 2020 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2020, we will incur carrying costs for facilities that are currently vacant. Additionally, we have currently increased our spending in personal protective equipment, diagnostic testing and medical expenses as result of COVID-19 and expect to incur several millions of dollars in such non-recurring costs in 2020.

As of March 31, 2020, our worldwide operations include the management and/or ownership of approximately 94,000 beds at 126 facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 210,000 individuals, including approximately 100,000 through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During the three months ended March 31, 2020 and 2019, general and administrative expenses totaled 8.9% and 7.6%, respectively, of our consolidated revenues. We expect general and administrative expenses as a percentage of revenues in 2020 to remain consistent or decrease as a result of cost savings initiatives. We expect business development costs to remain consistent or increase slightly as we pursue additional business development opportunities in all of our business lines. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

Idle Facilities

We are currently marketing approximately 1,000 vacant beds at one of our GEO Secure Services and one of our GEO Care idle facilities to potential customers. The annual carrying cost of our idle facilities in 2020 is estimated to be $1.6 million, including depreciation expense of $0.8 million. As of March 31, 2020, these two facilities had a net book value of $20.7 million. We currently do not have any firm commitment or agreement in place to activate the remaining facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. These idle facilities are included in the GEO Secure Services and GEO Care segments. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if the two remaining idle facilities were to be activated using our GEO Secure Services and GEO Care average per diem rates in 2020 (calculated as the GEO Secure Services and GEO Care revenue divided by the number of GEO Secure Services and GEO Care mandays) and based on the average occupancy rate in our facilities through March 31, 2020, we would expect to receive incremental annualized revenue of approximately $24 million and an annualized increase in earnings per share of approximately $0.03 to $0.06 per share based on our average operating margins.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Credit Facility. Payments under the Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Credit Facility of approximately $1,266 million and approximately $62 million in outstanding letters of credit, as of March 31, 2020, for every one percent increase in the average interest rate applicable to the Credit Facility, our total annual interest expense would increase by approximately $13 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the Australian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at March 31, 2020, every 10 percent change in historical currency rates would have approximately a $5.0 million effect on our financial position and approximately a $0.7 million impact on our results of operations during the three months ended March 31, 2020.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting during the three months ended March 31, 2020.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information required herein is incorporated by reference from Note 11 - Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS.

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. Set forth below is an additional risk factor to our existing risk factors previously disclosed in the 2019 Form 10-K. The information below supplements the existing risk factors and should be read in conjunction with, the risk factors in our 2019 Form 10-K. We encourage you to read these risk factors in their entirety.

The current pandemic of the novel coronavirus, or COVID-19, and the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our business, results of operations, financial condition and liquidity.

Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

As of early May 2020, a few of our facilities primarily in our Eastern region have experienced multiple cases of COVID-19 in both our staff and individuals entrusted to our care. We have taken a number of comprehensive steps and measures to mitigate the transmission and risks of COVID-19 which we have outlined in this Form 10-Q, including issuing guidance to all of our facilities that is consistent with the guidance issued for correctional and detention facilities by the Centers for Disease Control and Prevention; updating our policies and procedures to include best practices for the prevention, assessment, and management of COVID-19, including the implementation of quarantine and cohorting procedures to isolate confirmed and presumptive cases of COVID-19; ordering and receiving COVID-19 swab kits; purchasing and distributing personal protective equipment, including facemasks to all staff and individuals in our care at our facilities; and increasing the frequency of distribution of personal hygiene products, including soap, shampoo and body wash and tissue paper.  However, these steps and measures may prove to be insufficient in stopping or slowing the transmission of COVID-19 and the risks it poses to our staff and individuals entrusted to our care.

Certain states and cities in the U.S. have also responded to COVID-19 by instituting quarantines, restrictions on travel, “shelter in place” rules, and restrictions on types of business that may continue to operate. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly. Even though we have continued our operations as an essential government service provider, the spread of COVID-19 has resulted in lower occupancy at a number of our facilities and programs beginning in late March and is therefore expected to result in lower full year revenues, primarily for our ICE and U.S. Marshal facilities and our GEO Reentry Services business. Our ICE and U.S. Marshals facilities have experienced lower overall occupancy as a result of declines in crossings and apprehensions along the Southwest border, as well as a decrease in court and sentencing activity at the federal level. Additionally, the federal government recently issued COVID-19 operational guidance recommending the reduction to 75% capacity at ICE Processing Centers where possible to promote social distancing practices.

The COVID-19 pandemic has had repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. Currently, the capital markets and credit markets have been disrupted by the COVID-19 pandemic and our ability to obtain any additional financing on favorable terms, or at all, is not guaranteed and largely dependent upon evolving market conditions and other factors.  Depending on the magnitude and duration of the COVID-19 pandemic, the adverse impact of the COVID-19 pandemic on our business, results of operations, financial condition and liquidity could be material.  Even after the COVID-19 pandemic has subsided, we may continue to experience significant adverse effects to our business as a result of its global economic impact, including any economic recession or downturn and the possibility this will result in government budgetary constraints or any changes to a government's willingness to maintain or grow public-private partnerships in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
January 1, 2020 - January 31, 2020	1,705	$16.61	—	$104.8
February 1, 2020 - February 29, 2020	—	$—	—	$104.8
March 1, 2020 - March 31, 2020	553,665	$16.12	553,665	$95.8
Total	555,370		553,665

(1)

We withheld 1,705 shares through net share settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees. These purchases were not made as part of a publicly announced plan or program.

(2)

On February 14, 2018, we announced that our Board of Directors authorized a stock buyback program authorizing us to repurchase up to $200.0 million of our shares of common stock. The program is effective through October 20, 2020. There were 553,665 shares of our common stock repurchased under the stock buyback program during the three months ended March 31, 2020 in connection with our amended and restated executive retirement agreement with our CEO. Refer to Note 13 – Benefit Plans in the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

(A)	Exhibits

10.1

Amended and Restated Executive Retirement Agreement, dated February 26, 2020, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on February28, 2020).

10.2	Senior Officer Employment Agreement, dated as of January 1, 2014, by and between The GEO Group, Inc. and David Venturella. *

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, has been formatted in Inline XBRL (included with the Exhibit 101 attachments).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date:	May 6, 2020	/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer
(duly authorized officer and principal financial officer)