Form 10-Q
period 2020-06-30
GEO GROUP INC
filed 2020-08-06
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 4, 2020, the registrant had 121,333,944 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2020 AND 2019

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues	$587,829	$613,966	$1,192,846	$1,224,633
Operating expenses	445,339	453,168	906,661	910,165
Depreciation and amortization	33,434	32,352	66,761	64,821
General and administrative expenses	45,543	47,271	99,325	93,695
Operating income	63,513	81,175	120,099	155,952
Interest income	5,248	8,045	10,686	16,441
Interest expense	(30,610)	(38,932)	(64,790)	(79,212)
(Loss) gain on extinguishment of debt	—	(5,741)	1,563	(5,741)
Income before income taxes and equity in earnings of affiliates	38,151	44,547	67,558	87,440
Provision for income taxes	4,196	4,532	10,742	9,372
Equity in earnings of affiliates, net of income tax provision of $484, $357, $928 and $716, respectively	2,699	1,821	4,959	4,417
Net income	36,654	41,836	61,775	82,485
Net loss attributable to noncontrolling interests	66	78	126	134
Net income attributable to The GEO Group, Inc.	$36,720	$41,914	$61,901	$82,619

Weighted-average common shares outstanding:
Basic	119,810	119,168	119,602	118,972
Diluted	119,964	119,544	119,937	119,517
Net income per common share attributable to The GEO Group, Inc.:
Basic:
Net income per common share attributable to The GEO Group, Inc. - basic	$0.31	$0.35	$0.52	$0.69
Diluted:
Net income per common share attributable to The GEO Group, Inc. - diluted	$0.31	$0.35	$0.52	$0.69
Dividends declared per share	$0.48	$0.48	$0.96	$0.96

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2020 AND 2019

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income	$36,654	$41,836	$61,775	$82,485
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,003	29	(4,804)	1,761
Pension liability adjustment, net of tax provision of $28, $11, $57 and $22, respectively	106	42	213	(605)
Change in fair value of derivative instrument classified as cash flow hedge, net of tax (benefit) provision of $(51), $809, $(1,258) and $1,014, respectively	(163)	4,583	(4,675)	5,746
Total other comprehensive income (loss), net of tax	3,946	4,654	(9,266)	6,902
Total comprehensive income	40,600	46,490	52,509	89,387
Comprehensive loss attributable to noncontrolling interests	65	73	173	129
Comprehensive income attributable to The GEO Group, Inc.	$40,665	$46,563	$52,682	$89,516

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2020 AND DECEMBER 31, 2019

(In thousands, except share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$75,734	$32,463
Restricted cash and cash equivalents	28,345	32,418
Accounts receivable, less allowance for doubtful accounts of $2,862 and $4,183, respectively	361,030	430,982
Contract receivable, current portion	6,078	11,199
Prepaid expenses and other current assets	39,133	40,716
Total current assets	510,320	547,778
Restricted Cash and Investments	32,703	30,923
Property and Equipment, Net	2,130,126	2,144,722
Assets Held for Sale	4,526	6,059
Contract Receivable	355,964	360,647
Operating Lease Right-of-Use Assets, Net	123,401	121,527
Deferred Income Tax Assets	36,278	36,278
Goodwill	776,349	776,356
Intangible Assets, Net	198,826	210,070
Other Non-Current Assets	74,219	83,174
Total Assets	$4,242,712	$4,317,534
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$86,155	$99,232
Accrued payroll and related taxes	76,925	54,672
Accrued expenses and other current liabilities	186,272	191,608
Operating lease liabilities, current portion	26,992	26,208
Current portion of finance lease liabilities, long-term debt and non-recourse debt	24,577	24,208
Total current liabilities	400,921	395,928
Deferred Income Tax Liabilities	19,254	19,254
Other Non-Current Liabilities	104,601	88,526
Operating Lease Liabilities	99,264	97,291
Finance Lease Liabilities	2,608	2,954
Long-Term Debt	2,371,556	2,408,297
Non-Recourse Debt	300,213	309,236
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 187,500,000 shares authorized, 126,156,711 and 125,435,573 issued and 121,370,096 121,225,319 outstanding, respectively	1,262	1,254
Additional paid-in capital	1,252,037	1,230,865
Distributions in excess of earnings	(174,038)	(119,779)
Accumulated other comprehensive loss	(29,554)	(20,335)
Treasury stock, 4,786,615 and 4,210,254 shares, at cost, respectively	(104,457)	(95,175)
Total shareholders’ equity attributable to The GEO Group, Inc.	945,250	996,830
Noncontrolling interests	(955)	(782)
Total shareholders’ equity	944,295	996,048
Total Liabilities and Shareholders’ Equity	$4,242,712	$4,317,534

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE SIX MONTHS ENDED

JUNE 30, 2020 AND 2019

(In thousands)

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash Flow from Operating Activities:
Net income	$61,775	$82,485
Net loss attributable to noncontrolling interests	126	134
Net income attributable to The GEO Group, Inc.	61,901	82,619
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	66,761	64,821
Stock-based compensation	14,474	12,180
(Gain) loss on extinguishment of debt	(1,563)	5,741
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	3,378	5,023
Provision for doubtful accounts	184	259
Equity in earnings of affiliates, net of tax	(4,959)	(4,417)
Dividends received from unconsolidated joint venture	2,892	3,088
Loss on sale/disposal of property and equipment, net	2,781	1,972
Loss on assets held for sale	774	1,083
Changes in assets and liabilities, net of effects of acquisitions:
Changes in accounts receivable, prepaid expenses and other assets	69,647	38,866
Changes in contract receivable	2,457	3,151
Changes in accounts payable, accrued expenses and other liabilities	38,049	2,681
Net cash provided by operating activities	256,776	217,067
Cash Flow from Investing Activities:
Insurance proceeds - damaged property	4,597	10,761
Proceeds from sale of property and equipment	137	304
Proceeds from sale of assets held for sale	1,300	—
Change in restricted investments	(1,749)	(4,816)
Capital expenditures	(53,470)	(55,410)
Net cash used in investing activities	(49,185)	(49,161)
Cash Flow from Financing Activities:
Proceeds from long-term debt	225,579	170,000
Payments on long-term debt	(262,411)	(213,926)
Payments on non-recourse debt	(2,908)	(326,942)
Proceeds from non-recourse debt	—	326,127
Taxes paid related to net share settlements of equity awards	(2,789)	(4,177)
Proceeds from issuance of common stock in connection with ESPP	296	252
Payment for repurchases of common stock	(9,009)	—
Debt issuance costs	—	(9,937)
Proceeds from the exercise of stock options	—	1,077
Cash dividends paid	(116,160)	(116,122)
Net cash used in financing activities	(167,402)	(173,648)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(960)	824
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	39,229	(4,918)
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	67,472	84,472
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$106,701	$79,554
Supplemental Disclosures:
Non-cash Investing and Financing activities:
Right-of-use assets obtained from operating lease liabilities upon adoption of new lease standard	$—	$147,000
Right-of-use assets obtained from operating lease liabilities	$6,384	$—
Equipment obtained from finance lease liabilities	$579	$—
Conversion of pension liability to shares of common stock	$8,925	$—
Capital expenditures in accounts payable and accrued expenses	$6,083	$6,442

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) is a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of secure facilities, processing centers and community reentry centers in the United States, Australia, South Africa and the United Kingdom. The Company owns, leases and operates a broad range of facilities including maximum, medium and minimum security facilities, processing centers, as well as community-based reentry facilities and offers an expanded delivery of rehabilitation services under its 'GEO Continuum of Care' platform. The 'GEO Continuum of Care' program integrates enhanced rehabilitative programs, which are evidence-based and include cognitive behavioral treatment and post-release services, and provides academic and vocational classes in life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for individuals as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). At June 30, 2020, the Company’s worldwide operations include the management and/or ownership of approximately 93,000 beds at 125 facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 210,000 individuals, including approximately 100,000 through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

The Company's unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2020 for the year ended December 31, 2019. The accompanying December 31, 2019 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results for the entire year ending December 31, 2020, or for any other future interim or annual periods.

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

The Company has been closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact those entrusted in its care and governmental partners. The Company did incur significant disruptions during the six months ended June 30, 2020 from the COVID-19 pandemic and, it is unable to predict the overall future impact that the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.

The COVID-19 pandemic and related government-imposed mandatory closures, shelter in-place restrictions and social distancing protocols and increased expenditures on engineering controls, personal protective equipment, diagnostic testing, medical expenses, temperature scanners, protective plexiglass barriers and increased sanitation have had, and will continue to have, a severe impact on global economic conditions and the environment in which the Company operates. Starting in late March and early April, the Company began to observe negative impacts from the pandemic on its performance in its secure services business, specifically with its U.S. Immigration and Customs Enforcement (“ICE”) Processing Centers and U.S. Marshals Facilities, as a result of declines in crossings and apprehensions along the Southwest border and a decrease in court sentencing at the federal level. Various governmental agencies have also taken steps to decrease the number of those in custody to adhere to social distancing protocols. Additionally, its reentry services business conducted through its GEO Care business segment has also been negatively impacted, specifically its residential reentry centers and non-residential day reporting programs were impacted by declines in programs due to lower levels of referrals by federal, state and local agencies. Additionally, the Company has experienced the transmission of COVID-19 among detainees and staff at most of its facilities during the first two quarters of 2020 and continuing into the third quarter of 2020. If the Company is unable to mitigate the transmission of COVID-19 at its facilities it could experience a material adverse effect on its financial position, results of operations and cash flows. Although the Company is unable to predict the duration or scope of the COVID-19 pandemic or estimate the extent of the negative financial impact to its operating results, an extended period of depressed economic activity necessitated to combating the disease, and the severity and duration of the related global economic crisis may adversely impact its future financial performance.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its various business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company's goodwill balances from January 1, 2020 to June 30, 2020 are as follows (in thousands):

	January 1, 2020	Foreign Currency Translation	June 30, 2020
GEO Secure Services	$316,366	$—	$316,366
GEO Care	459,589	—	459,589
International Services	401	(7)	394
Total Goodwill	$776,356	$(7)	$776,349

The Company has also recorded other finite and indefinite-lived intangible assets as a result of its various business combinations. The Company's intangible assets include facility management contracts, covenants not to compete, trade names and technology, as follows (in thousands):

	June 30, 2020				December 31, 2019
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	16.3	$308,329	$(158,507)	$149,822	$308,432	$(148,171)	$160,261
Technology	7.3	33,700	(29,896)	3,804	33,700	(29,091)	4,609
Trade names	Indefinite	45,200	—	45,200	45,200	—	45,200
Total acquired intangible assets		$387,229	$(188,403)	$198,826	$387,332	$(177,262)	$210,070

Amortization expense was $11.2 million for each of the six months ended June 30, 2020 and 2019, respectively. Amortization expense was primarily related to the GEO Secure Services and GEO Care segments' amortization of acquired facility management contracts. As of June 30, 2020, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 1.9 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the current contractual periods.

Estimated amortization expense related to the Company's finite-lived intangible assets for the remainder of 2020 through 2024 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2020	$12,224
2021	19,786
2022	18,122
2023	13,478
2024	9,745
Thereafter	80,271
$153,626

3. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

		Fair Value Measurements at June 30, 2020
	Carrying Value at June 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment:
Rabbi Trust	$30,081	$—	$30,081	$—
Fixed income securities	1,829	—	1,829	—
Liabilities:
Interest rate swap derivatives	$7,857	$—	$7,857	$—

		Fair Value Measurements at December 31, 2019
	Carrying Value at December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$28,332	$—	$28,332	$—
Fixed income securities	1,892	—	1,892	—
Liabilities:
Interest rate swap derivatives	$1,869	$—	$1,869	$—

The Company’s Level 2 financial instruments included in the tables above as of June 30, 2020 and December 31, 2019 consist of interest rate swap derivative liabilities held by GEO, the Company's rabbi trust established for GEO employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and an investment in Canadian dollar denominated fixed income securities. On May 22, 2019, the Company terminated the interest rate swap derivative liabilities in connection with a debt refinancing transaction by our Australian subsidiary. Refer to Note 9 - Derivative Financial Instruments and Note 10 - Debt for additional information.

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

4. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at June 30, 2020 and December 31, 2019 (in thousands):

		Estimated Fair Value Measurements at June 30, 2020
	Carrying Value as of June 30, 2020	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$75,734	$75,734	$75,734	$—	$—
Restricted cash and investments	30,967	30,967	30,967	—	—
Liabilities:
Borrowings under senior credit facility	$1,265,741	$1,168,541	$—	$1,168,541	$—
5.875% Senior Notes due 2022	193,958	185,061	—	185,061	—
5.125% Senior Notes due 2023	294,500	260,780	—	260,780	—
5.875% Senior Notes due 2024	250,000	196,898	—	196,898	—
6.00% Senior Notes due 2026	350,000	270,970	—	270,970	—
Non-recourse debt	319,058	319,176	—	319,176	—

		Estimated Fair Value Measurements at December 31, 2019
	Carrying Value as of December 31, 2019	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$32,463	$32,463	$32,463	$—	$—
Restricted cash and investments	35,010	35,010	35,010	—	—
Liabilities:
Borrowings under senior credit facility	$1,298,671	$1,218,861	$—	$1,218,861	$—
5.875% Senior Notes due 2022	193,958	194,239	—	194,239	—
5.125% Senior Notes due 2023	300,000	287,982	—	287,982	—
5.875% Senior Notes due 2024	250,000	228,493	—	228,493	—
6.00% Senior Notes due 2026	350,000	314,052	—	314,052	—
Non-recourse debt	328,178	327,792	—	327,792	—

The fair values of the Company’s cash and cash equivalents, and restricted cash and investments approximates the carrying values of these assets at June 30, 2020 and December 31, 2019. Restricted cash consists of money market funds, bank deposits, commercial paper and time deposits used for asset replacement funds and other funds contractually required to be maintained at the Company's Australian subsidiary. The fair value of the money market funds and bank deposits is based on quoted market prices (Level 1) and the fair value of commercial paper and time deposits is based on market prices for similar instruments (Level 2).

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

5. RESTRICTED CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$75,734	$21,561
Restricted cash and cash equivalents - current	28,345	56,343
Restricted cash and investments - non-current	32,703	27,358
Less Restricted investments - non-current	(30,081)	(25,708)
Total cash, cash equivalents and restricted cash and cash equivalents shown in the statement of cash flows	$106,701	$79,554

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

6. SHAREHOLDERS’ EQUITY

The following table presents the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Common shares		Additional Paid-In	Distributions in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended June 30, 2020
Balance, March 31, 2020	121,386	$1,262	$1,247,068	$(152,301)	$(33,499)	4,764	$(104,184)	$(890)	$957,456
Stock-based compensation expense	—	—	4,706	—	—	—	—	—	4,706
Restricted stock canceled	(5)	—	—	—	—	—	—	—	—
Dividends paid [1]	—	—	—	(58,457)	—	—	—	—	(58,457)
Other adjustment to additional paid-in capital [2]	—	—	273	—	—	—	—	—	273
Purchase of treasury shares [2]	(23)	—	—	—	—	23	(273)	—	(273)
Shares withheld for net settlements of share- based awards [3]	—	—	(156)	—	—	—	—	—	(156)
Issuance of common stock - ESPP	13	—	146	—	—	—	—	—	146
Net income (loss)	—	—	—	36,720	—	—	—	(66)	36,654
Other comprehensive income (loss)	—	—	—	—	3,945	—	—	1	3,946
Balance, June 30, 2020	121,371	$1,262	$1,252,037	$(174,038)	$(29,554)	4,787	$(104,457)	$(955)	$944,295

	Common shares		Additional Paid-In	Distributions in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended June 30, 2019
Balance, March 31, 2019	121,187	$1,254	$1,213,922	$(71,076)	$(21,366)	4,210	$(95,175)	$(655)	$1,026,904
Proceeds from exercise of stock options	42	—	739	—	—	—	—	—	739
Stock-based compensation expense	—	—	5,453	—	—	—	—	—	5,453
Restricted stock granted	10	—	—	—	—	—	—	—	-
Restricted stock canceled	(32)	—	—	—	—	—	—	—	-
Dividends paid [1]	—	—	—	(58,177)	—	—	—	—	(58,177)
Shares withheld for net settlements of share- based awards [3]	—	—	—	—	—	—	—	—	-
Transition adjustment for accounting standard adoption [4]	—	—	—	—	—	—	—	—	-
Issuance of common stock - ESPP	6	—	128	—	—	—	—	—	128
Net income (loss)	—	—	—	41,914	—	—	—	(78)	41,836
Other comprehensive income (loss)	—	—	—	—	4,650	—	—	5	4,655
Balance, June 30, 2019	121,213	$1,254	$1,220,242	$(87,339)	$(16,716)	4,210	$(95,175)	$(728)	$1,021,538

	Common shares		Additional Paid-In	Distributions in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interests	Equity
For the Six Months Ended June 30, 2020
Balance January 1, 2020	121,225	$1,254	$1,230,865	$(119,779)	$(20,335)	4,210	$(95,175)	$(782)	$996,048
Proceeds from exercise of stock options	—	—	1	—	—	—	—	—	1
Stock-based compensation expense	—	—	14,474	—	—	—	—	—	14,474
Restricted stock granted	900	9	(9)	—	—	—	—	—	—
Restricted stock canceled	(27)	—	—	—	—	—	—	—	—
Dividends paid [1]	—	—	—	(116,160)	—	—	—	—	(116,160)
Other adjustment to additional paid-in capital [2]	—	—	9,198	—	—	—	—	—	9,198
Shares withheld for net settlements of share- based awards [3]	(173)	(1)	(2,788)	—	—	—	—	—	(2,789)
Issuance of common stock - ESPP	23	—	296	—	—	—	—	—	296
Purchase of treasury shares [2]	(577)	—	—	—	—	577	(9,282)	—	(9,282)
Net income (loss)	—	—	—	61,901	—	—	—	(126)	61,775
Other comprehensive income (loss)	—	—	—	—	(9,219)	—	—	(47)	(9,266)
Balance, June 30, 2020	121,371	$1,262	$1,252,037	$(174,038)	$(29,554)	4,787	$(104,457)	$(955)	$944,295

	Common shares		Additional Paid-In	Earnings in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Distributions	Loss	Shares	Amount	Interests	Equity
For the Six Months Ended June 30, 2019
Balance, January 1, 2019	120,585	$1,248	$1,210,916	$(52,868)	$(23,618)	4,210	(95,175)	$(599)	$1,039,904
Proceeds from exercise of stock options	64	—	1,072	—	—	—	—	—	1,072
Stock-based compensation expense	—	—	12,180	—	—	—	—	—	12,180
Restricted stock granted	788	8	(8)	—	—	—	—	—	-
Restricted stock canceled	(38)	—	—	—	—	—	—	—	-
Dividends paid [1]	—	—	—	(116,122)	—	—	—	—	(116,122)
Shares withheld for net settlements of share- based awards [3]	(198)	(2)	(4,170)	—	—	—	—	—	(4,172)
Issuance of common stock - ESPP	12	—	252	—	—	—	—	—	252
Transition adjustment for accounting standard adoption (4)	—	—	—	(968)	968
Net income (loss)	—	—	—	82,619	—	—	—	(134)	82,485
Other comprehensive income (loss)	—	—	—	—	5,934	—	—	5	5,939
Balance, June 30, 2019	121,213	$1,254	$1,220,242	$(87,339)	$(16,716)	4,210	$(95,175)	$(728)	$1,021,538

[1]	Dividends paid are net of dividends forfeited on unvested shares of restricted stock.

[2]

On February 26, 2020 (the "Effective Date"), the Company and its Chief Executive Officer (“CEO”) entered into an amended and restated executive retirement agreement that amends the CEO’s executive retirement agreement. The amended and restated executive retirement agreement provides that upon the CEO’s retirement from the Company, the Company will pay a lump sum amount equal to $8,925,065 (the “Grandfathered Payment”) which will be paid in the form of a fixed number of shares of the Company’s common stock. The fair value of the Grandfathered Payment was reclassified to stockholders’ equity. Additional shares of the Company’s common stock are credited with a value equal to any dividends declared and paid on the Company’s shares of common stock, calculated by reference to the closing price of the Company’s common stock on the payment date for such dividends (rounded up to the nearest whole number of shares). Refer to Note 13 – Benefit Plans for further information.

[3]

During the three and six months ended June 30, 2020 and 2019, the Company withheld shares through net share settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees.

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

During the six months ended June 30, 2020 and the year ended December 31, 2019, GEO declared and paid the following regular cash distributions to its shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Aggregate Payment Amount (in millions)
February 4, 2019	February 15, 2019	February 22, 2019	$0.48	$57.9
April 3, 2019	April 15, 2019	April 22, 2019	$0.48	$58.2
July 9, 2019	July 19, 2019	July 26, 2019	$0.48	$58.2
October 14, 2019	October 25, 2019	November 1, 2019	$0.48	$58.2
February 3, 2020	February 14, 2020	February 21, 2020	$0.48	$58.2
April 6, 2020	April 17, 2020	April 24, 2020	$0.48	$58.5

Stock Buyback Program

On February 14, 2018, the Company announced that its Board authorized a stock buyback program authorizing the Company to repurchase up to a maximum of $200.0 million of its shares of common stock. The stock buyback program will be funded primarily with cash on hand, free cash flow and borrowings under the Company's $900.0 million revolving credit facility (the "Revolver"). The program is effective through October 20, 2020. The stock buyback program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission ("SEC") requirements. The stock buyback program does not obligate the Company to purchase any specific amount of the Company's common stock and may be suspended or extended at any time at the discretion of the Company's Board. The Company repurchased 553,665 shares of its common stock under the program during the six months ended June 30, 2020. Refer to Note 13 – Benefit Plans for further information. The Company believes it has the ability to continue to fund the stock buyback program, its debt service requirements and its maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

Prospectus Supplement

On October 20, 2017, the Company filed with the SEC an automatic shelf registration on Form S-3. Under this shelf registration, the Company may, from time to time, sell any combination of securities described in the prospectus in one or more offerings. Each time that the Company offers to sell securities, the Company will provide a prospectus supplement that will contain specific information about the terms of that offering and the securities being offered. On November 9, 2017, in connection with the shelf registration, the Company filed with the SEC a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $150 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and the equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the six months ended June 30, 2020 or 2019.

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

The components of accumulated other comprehensive income (loss) attributable to GEO within shareholders' equity are as follows:

	Six Months Ended June 30, 2020
	(In thousands)
	Foreign currency translation adjustments, net of tax	Change in fair value of derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2020	$(12,314)	$(1,476)	$(6,545)	$(20,335)
Current-period other comprehensive income (loss)	(4,804)	(4,675)	213	(9,266)
Balance, June 30, 2020	$(17,118)	$(6,151)	$(6,332)	$(29,601)

	Six Months Ended June 30, 2019
	(In thousands)
	Foreign currency translation adjustments, net of tax	Change in fair value of derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2019	$(14,573)	$(5,746)	$(3,299)	$(23,618)
Current-period comprehensive income (loss) before reclassifications	1,761	1,895	(605)	3,051
Amounts reclassified from other comprehensive income into earnings	—	3,851	—	3,851
Net current-period comprehensive income (loss)	1,761	5,746	(605)	6,902
Balance, June 30, 2019	$(12,812)	$-	$(3,904)	$(16,716)

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

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each time-based or performance-based option awarded. For options granted during the six months ended June 30, 2020, the fair value was estimated using the following assumptions: (i) volatility of 41.41%; (ii) expected term of 5.0 years; (iii) risk free interest rate of 1.79%; and (iv) expected dividend yield of 13.11%. A summary of the activity of stock option awards issued and outstanding under Company plans was as follows for the six months ended June 30, 2020:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at January 1, 2020	1,590	$24.29	6.90	$232
Options granted	480	14.64
Options exercised	—	—
Options forfeited/canceled/expired	(44)	22.21
Options outstanding at June 30, 2020	2,026	$22.06	7.18	$—
Options vested and expected to vest at June 30, 2020	1,908	$22.31	7.06	$—
Options exercisable at June 30, 2020	1,081	$24.57	5.71	$—

On March 1, 2020, the Company granted approximately 480,000 options to certain employees which had a per share grant date fair value of $1.59. For the six months ended June 30, 2020 and 2019, the amount of stock-based compensation expense related to stock options was $0.6 million and $0.5 million, respectively. As of June 30, 2020, the Company had $2.0 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.6 years.

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

A summary of the activity of restricted stock outstanding is as follows for the six months ended June 30, 2020:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at January 1, 2020	2,047	$27.33
Granted	900	15.30
Vested	(733)	27.80
Forfeited/canceled	(27)	21.85
Restricted stock outstanding at June 30, 2020	2,187	$20.60

On March 1, 2020, the Company granted approximately 900,000 shares of restricted stock to certain employees and executive officers. Of these awards, 360,000 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2020, 2021 and 2022.

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

For the six months ended June 30, 2020 and 2019, the Company recognized $13.9 million and $11.6 million, respectively, of compensation expense related to its restricted stock awards. As of June 30, 2020, the Company had $31.4 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 2.6 years.

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

The Plan is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Plan are made on the last day of each month. During the six months ended June 30, 2020, 23,028 shares of the Company's common stock were issued in connection with the Plan.

8. EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing the net income attributable to The GEO Group, Inc. by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share were calculated for the three and six months ended June 30, 2020 and 2019 as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income	$36,654	$41,836	$61,775	$82,485
Net loss attributable to noncontrolling interests	66	78	126	134
Net income attributable to The GEO Group, Inc.	36,720	41,914	61,901	82,619
Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	119,810	119,168	119,602	118,972
Per share amount	$0.31	$0.35	$0.52	$0.69
Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	119,810	119,168	119,602	118,972
Dilutive effect of equity incentive plans	154	376	335	545
Weighted average shares assuming dilution	119,964	119,544	119,937	119,517
Per share amount	$0.31	$0.35	$0.52	$0.69

For the three months ended June 30, 2020, 2,035,236 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share ("EPS") because the effect would be anti-dilutive. There were 1,834,228 common stock equivalents from restricted shares that were anti-dilutive.

For the three months ended June 30, 2019, 1,399,742 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 755,827 common stock equivalents from restricted shares that were anti-dilutive.

For the six months ended June 30, 2020, 1,885,675 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 1,527,696 common stock equivalents from restricted shares that were anti-dilutive.

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

In August 2019, the Company entered into two interest rate swap agreements in the aggregate notional amount of $44.3 million to fix the interest rate on certain of its variable rate debt to 4.22%. The Company has designated these interest rate swaps as hedges against changes in the cash flows of two identical promissory notes (the "Notes") which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the Notes and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in fair value of the interest rate swaps as accumulated other comprehensive income, net of applicable taxes. Total unrealized losses recorded in other comprehensive income, net of tax, related to these cash flow hedges was $4.7 million during the six months ended June 30, 2020. The total fair value of the swap liabilities as of June 30, 2020 was $7.9 million and is recorded as a component of Other Non-Current liabilities within the accompanying consolidated balance sheet. There was no material ineffectiveness for the period presented. The Company does not expect to enter into any transactions during the next twelve months which would result in reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss). Refer to Note 10 - Debt for additional information.

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

10. DEBT

Debt outstanding as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Senior Credit Facility:
Term loan	$774,000	$778,000
Unamortized discount on term loan	(1,991)	(2,281)
Unamortized debt issuance costs on term loan	(4,723)	(5,410)
Revolver	491,741	520,671
Total Senior Credit Facility	1,259,027	1,290,980
6.00% Senior Notes:
Notes Due in 2026	350,000	350,000
Unamortized debt issuance costs	(4,002)	(4,282)
Total 6.00% Senior Notes Due in 2026	345,998	345,718
5.875% Senior Notes:
Notes Due in 2024	250,000	250,000
Unamortized debt issuance costs	(2,302)	(2,532)
Total 5.875% Senior Notes Due in 2024	247,698	247,468
5.125% Senior Notes:
Notes Due in 2023	294,500	300,000
Unamortized debt issuance costs	(2,481)	(2,876)
Total 5.125% Senior Notes Due in 2023	292,019	297,124
5.875% Senior Notes:
Notes Due in 2022	193,958	193,958
Unamortized debt issuance costs	(1,037)	(1,351)
Total 5.875% Senior Notes Due in 2022	192,921	192,607
Non-Recourse Debt	319,058	328,178
Unamortized debt issuance costs on non-recourse debt	(4,953)	(5,279)
Unamortized discount on non-recourse debt	(50)	(81)
Total Non-Recourse Debt	314,055	322,818
Finance Lease Liabilities	4,332	4,570
Other debt	42,904	43,410
Total debt	2,698,954	2,744,695
Current portion of finance lease liabilities, long-term debt and non-recourse debt	(24,577)	(24,208)
Finance Lease Liabilities, long-term portion	(2,608)	(2,954)
Non-Recourse Debt, long-term portion	(300,213)	(309,236)
Long-Term Debt	$2,371,556	$2,408,297

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

The Credit Agreement evidences a credit facility (the "Credit Facility") consisting of a $792.0 million term loan bearing interest at LIBOR plus 2.00% (with a LIBOR floor of 0.75%), and a $900.0 million revolver initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD275 million, or 189 million, based on exchange rates as of June 30, 2020, available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars under the Australian Dollar Letter of Credit Facility (the "Australian LC Facility"). As of June 30, 2020, there were no letters of credit issued under the Australian LC Facility. Amounts to be borrowed by GEO under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The term loan component is scheduled to mature on March 23, 2024. The revolving credit commitment component is scheduled to mature on May 17, 2024. The Credit Agreement also has an accordion feature of $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

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

On August 18, 2016, the Company executed a Letter of Offer providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of approximately AUD58 million, or $39.9 million, based on exchange rates in effect as of June 30, 2020 (collectively, the “Bank Guarantee Facility”). The Bank Guarantee Facility allows GEO to provide letters of credit to assure performance of certain obligations of its wholly owned subsidiary relating to its correctional facility in Ravenhall, located near Melbourne, Australia. The Bank Guarantee Facility is unsecured. The issuance of letters of credit under the Bank Guarantee Facility is subject to the satisfaction of the conditions precedent specified in the Letter of Offer. Letters of credit issued under the bank guarantee lines are due on demand and letters of credit issued under the bank guarantee/standby sub-facility cannot have a duration exceeding twelve months. The Bank Guarantee Facility may be terminated by the lender on 90 days written notice. As of June 30, 2020, there was AUD58 million in letters of credit issued under the Bank Guarantee Facility.

As of June 30, 2020, the Company had approximately $774.0 million in aggregate borrowings outstanding under its term loan, approximately $491.7 million in borrowings under its revolver, and approximately $61.7 million in letters of credit which left approximately $344.6 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of June 30, 2020 was 2.63%.

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

During the six months ended June 30, 2020, the Company repurchased approximately $5.5 million in aggregate principal amount of its 5.125% Senior Notes due 2023 at a weighted average price of 70.68% for a total cost of $3.9 million. As a result of these repurchases, the Company recognized a net gain on extinguishment of debt of $1.6 million.

Non-Recourse Debt

Northwest ICE Processing Center

The remaining balance of the original debt service requirement under the $54.4 million note payable ("2011 Revenue Bonds") to WEDFA is $15.7 million, of which $7.7 million is classified as current in the accompanying consolidated balance sheet as of June 30, 2020. The payment of principal and interest on the 2011 Revenue Bonds issued by WEDFA is non-recourse to GEO. The 2011 Revenue Bonds will mature in October 2021 with a fixed coupon rate of 5.25%.

As of June 30, 2020, included in current restricted cash and cash equivalents is $7.3 million of funds held in trust for debt service and other reserves with respect to the above-mentioned note payable to WEDFA.

Australia - Ravenhall

In connection with a design and build project agreement with the State of Victoria, in September 2014, the Company entered into a syndicated facility agreement (the "Construction Facility") to provide debt financing for construction of the project. The Construction Facility provided for non-recourse funding up to AUD791 million, or approximately $544.0 million, based on exchange rates as of June 30, 2020. In accordance with the terms of the contract, upon completion and commercial acceptance of the project in late 2017, the State of Victoria made a lump sum payment of AUD310 million, or approximately $213.2 million, based on exchange rates as of June 30, 2020. The term of the Construction Facility was through September 2019 and bore interest at a variable rate quoted by certain Australian banks plus 200 basis points. On May 22, 2019, the Company completed an offering of AUD462 million, or $317.7 million, based on exchange rates as of June 30, 2020, aggregate principal amount of non-recourse senior secured notes due 2042 (the "Non-Recourse Notes"). The amortizing Non-Recourse Notes were issued by Ravenhall Finance Co Pty Limited in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Non-Recourse Notes were issued with a coupon and yield to maturity of 4.23% with a maturity date of March 31, 2042. The net proceeds from this offering were used to refinance the outstanding Construction Facility and to pay all related fees, costs and expenses associated with the transaction. As a result of the transaction, the Company incurred a $4.5 million loss on extinguishment of debt related to swap termination fees and unamortized deferred costs associated with the Construction Facility. Additionally, loan costs of approximately $7.5 million were incurred and capitalized in connection with the offering.

Other

In August 2019, the Company entered into two identical Notes in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the Notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. The Company has entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at June 30, 2020 is $0.7 million of deferred loan costs incurred in the transaction. Refer to Note 9 - Derivative Financial Instruments for further information.

Guarantees

Australia

The Company has entered into a guarantee in connection with the operating performance of a facility in Australia. The obligation amounted to approximately AUD58 million, or $39.9 million, based on exchange rates as of June 30, 2020. The guarantee is secured by outstanding letters of credit under the Company's Revolver.

At June 30, 2020, the Company also had seven other letters of credit outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $9.2 million.

Except as discussed above, the Company does not have any off balance sheet arrangements.

11. COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

On July 7, 2020, a purported shareholder class action lawsuit was filed against the Company, its Chief Executive Officer, George C. Zoley (“Mr. Zoley”), and its Chief Financial Officer, Brian R. Evans (“Mr. Evans”), in the United States District Court for the Southern District of Florida. The complaint alleges that the Company and Messrs. Zoley and Evans made false and misleading statements regarding the Company’s business, and operational and compliance policies, specifically related to the Company’s COVID-19 response procedures. The lawsuit is brought by Steve Hartel individually and on behalf of a class consisting of all persons other than the defendants who purchased or otherwise acquired the Company’s securities during the alleged class period between February 27, 2020 through and including June 16, 2020. The complaint alleges that the Company, Messrs. Zoley and Evans violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and alleges that Messrs. Zoley and Evans violated Section 20(a) of the Exchange Act. The complaint seeks damages, interest, attorneys’ fees, expert fees, other costs, and such other relief as the court may deem proper. The Company intends to take all necessary steps to vigorously defend itself and Messrs. Zoley and Evans. The Company has not recorded an accrual relating to this matter at this time, as a loss is not considered probable or reasonably estimable at this preliminary stage of the lawsuit.

As previously reported and described in the Company's prior periodic reports, including most recently in its Form 10-Q for the three months ended March 31, 2020, former civil immigration detainees at the Aurora Immigration Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the United States District Court for the District of Colorado (the “Court”). The complaint alleges that the Company was in violation of the Colorado Minimum Wages of Workers Act and the Federal Trafficking Victims Protection Act ("TVPA"). The plaintiff class claims that the Company was unjustly enriched because of the level of payment the detainees received for work performed at the facility, even though the voluntary work program as well as the wage rates and standards associated with the program that are at issue in the case are authorized by the Federal government under guidelines approved by the United States Congress. On July 6, 2015, the Court found that detainees were not employees under the Colorado Minimum Wage Order and dismissed this claim. In February 2017, the Court granted the plaintiff-class’ motion for class certification on the TVPA and unjust enrichment claims. The plaintiff class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the Court may deem proper. In the time since the Colorado suit was initially filed, three similar lawsuits have been filed - two in Washington and one in California. In Washington, one of the two lawsuits was filed on September 9, 2017 by immigration detainees against the Company in the U.S. District Court for the Western District of Washington.  The second lawsuit was filed on September 20, 2017 by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. In California, a class-action lawsuit was filed on December 19, 2017 by immigration detainees against the Company in the U.S. District Court Eastern Division of the Central District of California. All three lawsuits allege violations of the respective state’s minimum wage laws. However, the California lawsuit, like the Colorado suit, also includes claims that the Company violated the TVPA and California's equivalent state statute. On September 27, 2019, the California plaintiff class filed a motion for class certification of both California-based and nationwide classes. The Company filed a response to this motion disputing the plaintiff class' right to broad class treatment of the claims at issue. The Court ultimately certified a nationwide class which would allow the plaintiffs to primarily seek injunctive relief or policy changes at a number of facilities if they are successful on the merits of their claims. On July 2, 2019, the Company filed a Motion for Summary Judgment in the Washington Attorney General’s Tacoma lawsuit based on the Company’s position that its legal defenses prevent the case from proceeding to trial. The federal court in Washington denied the Company's Motion for Summary Judgment on August 6, 2019. However, on August 20, 2019, the Department of Justice filed a Statement of Interest, which asked the Washington court to revisit its prior denial of the Company's intergovernmental immunity defense in the case. While the Washington court ultimately elected not to dismiss the case at the time, its order importantly declared that the Company's intergovernmental immunity defense was legally viable, to be ultimately determined at trial. On July 20, 2020, the trial court for the two Washington cases alerted the Company that the litigation continued to be on “standby” due to the COVID-19 pandemic, “which is still ‘raging and explosive’” in the jurisdiction. As a result, a probable trial date is unknown. The Company intends to take all necessary steps to vigorously defend itself and has consistently refuted the allegations and claims in these lawsuits. The Company has not recorded an accrual relating to these matters at this time, as a loss is not considered probable nor reasonably estimable at this stage of the lawsuits.

On June 30, 2020, the Immigrant Legal Resources Center and Freedom for Immigrants filed a petition for writ of mandate in California state court in Bakersfield, California. The petitioners challenge compliance with California administrative law regarding the number of public hearings and allowing public access to public hearings for review of conditional use permits for the Central Valley and Golden State facilities that house federal immigration detainees. The City of McFarland and the City of McFarland Planning Commission are named as respondents and the Company is named as the real party in interest. The petitioners also filed an ex parte application for a temporary restraining order in state court seeking to prevent respondents from amending conditional use permits to allow housing federal immigration detainees at the Central Valley and Golden State facilities. The Company and respondents immediately removed the lawsuit to federal court to the United States District Court for the Eastern District of California in Sacramento, California by filing a notice of removal on July 10, 2020. The petitioners subsequently filed a motion seeking a temporary restraining order in federal court, seeking the same injunctive relief. The federal court entered a temporary restraining order enjoining respondents from amending conditional use permits that would permit housing federal detainees at Central Valley and Golden State. The federal court further ordered the Company and respondents to show cause why a preliminary injunction should not issue pending resolution of the lawsuit. The show cause responses have been filed and the Court is ultimately expected to issue a ruling in the near future. The Company intends to take all necessary steps to vigorously defend itself and the appropriateness of the conditional use permits. The Company has not recorded an accrual relating to these matters at this time, as a loss is not considered probable nor reasonably estimable at this stage of the lawsuit.

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

On December 30, 2019, GEO filed a lawsuit for declaratory and injunctive relief challenging California’s newly enacted law - Assembly Bill 32 (AB-32) - which bars the federal government from engaging GEO or any other government contractors to provide detention services for illegal immigrants. GEO’s claims, as described in the lawsuit, are grounded in authoritative legal doctrine that under the Constitution’s Supremacy Clause, the federal government is free from regulation by any state. By prohibiting federal detention facilities in California, the lawsuit argues AB-32 substantially interferes with the ability of U.S. Marshals Service (“USMS”) and ICE to carry out detention responsibilities for the federal government. Secondly, because AB-32 creates exceptions to the State of California when using GEO or any government contractors (to alleviate overcrowding), California’s statute unlawfully discriminates against the federal government. On December 31, 2019, GEO filed its motion for a preliminary injunction restraining California’s Governor and Attorney General from enforcing AB-32 against GEO’s detention facilities on behalf of USMS and ICE. On January 24, 2020, the United States filed a lawsuit challenging AB-32. The court heard both GEO and the United States’ motions for preliminary injunction on July 16, 2020.  The court ordered the parties to submit supplemental briefing and will render an opinion sometime after the filing deadline of August 18, 2020. On July 20, 2020 the court consolidated both lawsuits.

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

Other Assessment

A state non-income tax audit completed in 2016 included tax periods for which the state tax authority had previously processed a substantial tax refund. At the completion of the audit fieldwork, the Company received a notice of audit findings disallowing deductions that were previously claimed by the Company, approved by the state tax authority and served as the basis for the approved refund claim. In early January 2017, the Company received a formal Notice of Assessment of Taxes and Demand for Payment from the taxing authority disallowing the deductions. The total tax, penalty and interest related to the assessment is approximately $19.2 million. The Company has filed an administrative protest and disagrees with the assessment and intends to take all necessary steps to vigorously defend its position.  The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of outside counsel in connection with this matter.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, allows employers to defer the deposit and payment of the employer's share of Social Security taxes. The deferral applies to deposits and payments of the employer’s share of Social Security tax that would otherwise be required to be made during the period beginning on March 27, 2020 and ending on December 31, 2020. The deferred amounts are due to be paid in two equal installments on December 31, 2021 and December 31, 2022. As a result of the CARES Act, the Company has deferred the payment of approximately $15 million related to these payroll taxes as of June 30, 2020.

Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing active capital projects will be approximately $67 million of which $38 million was spent through the first six months of 2020. The Company estimates the remaining capital requirements related to these capital projects will be $29 million which will be spent through the remainder of 2020.

Idle Facilities

As of June 30, 2020, the Company was marketing approximately 1,000 vacant beds at two of its idle facilities to potential customers. The carrying values of these idle facilities, which are included in Property and Equipment, Net in the accompanying consolidated balance sheets, totaled $20.5 million as of June 30, 2020, excluding equipment and other assets that can be easily transferred for use at other facilities. There was no indication of impairment related to the Company's idle facilities at June 30, 2020.

12. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the GEO Secure Services segment; the GEO Care segment; the International Services segment; and the Facility Construction & Design segment. The Company's segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues:
GEO Secure Services	$389,718	$399,475	$787,827	$789,985
GEO Care	138,240	155,507	282,703	309,350
International Services	53,254	54,388	110,104	118,612
Facility Construction & Design [1]	6,617	4,596	12,212	6,686
Total revenues	$587,829	$613,966	$1,192,846	$1,224,633
Operating income from segments:
GEO Secure Services	$73,915	$83,865	$147,924	$160,789
GEO Care	29,850	41,661	60,549	80,199
International Services	5,266	2,920	10,916	8,659
Facility Construction & Design [1]	25	—	35	—
Operating income from segments	$109,056	$128,446	$219,424	$249,647
General and Administrative Expenses	(45,543)	(47,271)	$(99,325)	(93,695)
Total Operating Income	$63,513	$81,175	$120,099	$155,952

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

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating income from segments	$109,056	$128,446	$219,424	$249,647
Unallocated amounts:
General and administrative expenses	(45,543)	(47,271)	(99,325)	(93,695)
Net interest expense	(25,362)	(30,887)	(54,104)	(62,771)
(Loss) gain on extinguishment of debt	-	(5,741)	1,563	(5,741)
Income before income taxes and equity in earnings of affiliates	$38,151	$44,547	$67,558	$87,440

Equity in Earnings of Affiliates

Equity in earnings of affiliates includes the Company’s 50% owned joint ventures in South African Custodial Services Pty. Limited (“SACS”), located in South Africa, and GEOAmey PECS Limited (“GEOAmey”), located in the United Kingdom. The Company's investments in these entities are accounted for under the equity method of accounting. The Company’s investments in these entities are presented as a component of Other Non-Current Assets in the accompanying consolidated balance sheets.

The Company has recorded $1.9 million in earnings, net of tax, for SACS operations during the six months ended June 30, 2020, and $2.6 million in earnings, net of tax, for SACS operations during the six months ended June 30, 2019, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of June 30, 2020 and December 31, 2019, the Company’s investment in SACS was $9.5 million and $12.3 million, respectively, and represents its share of cumulative reported earnings.

The Company has recorded $3.1 million in earnings, net of tax, for GEOAmey's operations during the six months ended June 30, 2020, and $1.8 million in earnings, net of tax, for GEOAmey's operations during the six months ended June 30, 2019, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of June 30, 2020 and December 31, 2019, the Company’s investment in GEOAmey was $8.3 million and $5.7 million, respectively, and represents its share of cumulative reported earnings.

13. BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$37,551	$32,474
Service cost	627	998
Interest cost	653	1,393
Actuarial gain	—	3,449
Other reclassification [1]	(8,925)	—
Benefits paid	(375)	(763)
Projected benefit obligation, end of period	$29,531	$37,551
Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	375	763
Benefits paid	(375)	(763)
Plan assets at fair value, end of period	$—	$—
Unfunded Status of the Plan	$29,531	$37,551

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Components of Net Periodic Benefit Cost
Service cost	$313	$250	$627	$499
Interest cost	326	348	653	696
Net loss	135	53	270	105
Net periodic pension cost	$774	$651	$1,550	$1,300

[1] The Company has a non-qualified deferred compensation agreement with its CEO. The agreement provides for a lump sum payment upon retirement, no sooner than age 55. As of June 30, 2020, the CEO had reached age 55 and was eligible to receive the payment upon retirement. If the Company’s CEO had retired as of June 30, 2020, the Company would have had to pay him approximately $8.9 million in shares of the Company’s common stock (determined as of February 26, 2020) plus additional shares credited for dividends declared and paid on the shares of the Company’s common stock.

On February 26, 2020 (the "Effective Date"), the Company and its CEO entered into an amended and restated executive retirement agreement that amends the CEO’s executive retirement agreement discussed above.

The amended and restated executive retirement agreement provides that upon the CEO’s retirement from the Company, the Company will pay a lump sum amount equal to $8,925,065 (determined as of February 26, 2020) (the “Grandfathered Payment”) which will be paid in the form of a fixed number of shares of the Company’s common stock. The Grandfathered Payment will be delayed for six months and a day following the effective date of the CEO’s termination of employment in compliance with Section 409A of the Internal Revenue Code of 1986, as amended.

On the Effective Date, an amount equal to the Grandfathered Payment was invested in the Company’s common stock (“GEO Shares”). The number of the Company’s shares of common stock as of the Effective Date was equal to the Grandfathered Payment divided by the closing price of the Company’s common stock on the Effective Date (rounded up to the nearest whole number of shares), which equals 553,665 shares of the Company’s common stock. Additional shares of the Company’s common stock will be credited with a value equal to any dividends declared and paid on the Company’s shares of common stock, calculated by reference to the closing price of the Company’s common stock on the payment date for such dividends (rounded up to the nearest whole number of shares).

The Company has established several trusts for the purpose of paying the retirement benefit pursuant to the amended and restated executive retirement agreement. The trusts are revocable “rabbi trusts” and the assets of the trusts are subject to the claims of the Company’s creditors in the event of the Company’s insolvency.

The Company repurchased shares of its outstanding common stock under its stock buyback program and contributed such shares to the trusts in order to fund the retirement benefit under the amended and restated executive retirement agreement. In accordance with Accounting Standards Codification (“ASC”) 710 – Compensation-General, the shares of common stock held in the rabbi trusts are classified as treasury stock.  In addition, the amended and restated executive retirement agreement qualifies for equity accounting under ASC 710 and therefore, the fair value of the Grandfathered Payment has been reclassified to stockholders’ equity.

The long-term portion of the pension liability as of June 30, 2020 and December 31, 2019 was $29.2 million and $37.2 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

14. RECENT ACCOUNTING PRONOUNCEMENTS

The Company implemented the following accounting standards during the six months ended June 30, 2020:

The SEC recently adopted the final rule in Release No.33-10762 (the “Final Rule”), Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities, to eliminate certain prescriptive requirements currently in Rules 3-10 and 3-16 of Regulation S-X. The Final Rule amends Regulation S-X Rules 3-10 and 3-16 with Regulation S-X Rules 13-01, Guarantors and issuers of guaranteed securities registered or being registered, and 13-02, Affiliates whose securities collateralize securities registered or being registered. The Final Rule simplifies the conditions required to omit separate financial statements of subsidiary issuers and guarantors, allows for reduced supplemental financial information about subsidiary issuers and guarantors as well as affiliates whose securities are collateralized and expands qualitative disclosures about the guarantees or securities pledged as collateral as well as issuers, guarantors, or affiliates, as applicable. The amended rules also provide flexibility to include these disclosures within or outside the annual and interim financial statements in both registration statements and periodic reports. Further, the disclosures are required only for the most recent annual and year-to-date interim periods. The Final Rule is effective on January 4, 2021 with early adoption permitted. The early adoption of the Final Rule did not have a material impact on the Company's financial position, results of operations or cash flows.

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

15. SUBSEQUENT EVENTS

Dividend

On July 7, 2020, the Board of Directors declared a quarterly cash dividend of $0.48 per share of common stock which was paid on July 24, 2020 to shareholders of record as of the close of business on July 17, 2020.

Litigation

On July 7, 2020, a purported shareholder class action lawsuit was filed against the Company, its Chief Executive Officer, George C. Zoley (“Mr. Zoley”), and its Chief Financial Officer, Brian R. Evans (“Mr. Evans”), in the United States District Court for the Southern District of Florida. Refer to Note 11 – Commitments and Contingencies, Litigation, Claims and Assessments for further information.

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
•

our exposure to federal, state and foreign income tax law changes, including changes to the real estate investment trust, or REIT, provisions and the Tax Cuts and Jobs Act and our exposure as a result of federal, state and international examinations of our tax returns or tax positions and examinations of non-income tax filings as well as changes in related laws;

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

Introduction

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described above under “Forward-Looking Information”, those described below under "Part II - Item 1A. Risk Factors" and under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and under “Part II – Item 1A, Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.. The discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

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

At June 30, 2020, our worldwide operations include the management and/or ownership of approximately 93,000 beds at 125 secure services and reentry facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 210,000 individuals, including approximately 100,000 through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

For the six months ended June 30, 2020 and 2019, we had consolidated revenues of $1,192.8 million and $1,224.6 million, respectively. We maintained an average company-wide facility occupancy rate of 88.4% including 90,190 active beds and excluding 3,105 idle beds which includes those being marketed to potential customers and beds under development for the six months ended June 30, 2020, and 93.3% including 93,315 active beds and excluding 3,532 idle beds which includes those being marketed to potential customers and beds under development for the six months ended June 30, 2019. The decrease in occupancy is primarily due to the impact of the COVID-19 pandemic.

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

During the six months ended June 30, 2020 and the year ended December 31, 2019, respectively, we declared and paid the following regular cash distributions to our shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Aggregate Payment Amount (in millions)
February 4, 2019	February 15, 2019	February 22, 2019	$0.48	$57.9
April 3, 2019	April 15, 2019	April 22, 2019	$0.48	$58.2
July 9, 2019	July 19, 2019	July 26, 2019	$0.48	$58.2
October 14, 2019	October 25, 2019	November 1, 2019	$0.48	$58.2
February 3, 2020	February 14, 2020	February 21, 2020	$0.48	$58.2
April 6, 2020	April 17, 2020	April 24, 2020	$0.48	$58.5

On July 7, 2020, our Board declared a quarterly cash dividend of $0.48 per share of common stock which was paid on July 24, 2020 to shareholders of record as of the close of business on July 17, 2020.

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 26, 2020, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the year ended December 31, 2019.

2020 Developments

COVID-19

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact those entrusted in our care and governmental partners. We did incur significant disruptions during the six months ended June 30, 2020 from the COVID-19 pandemic and are unable to predict the overall future impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. Refer to further discussion regarding the economic impacts of COVID-19 to our operations in the Outlook section below.

Contract Awards

On March 24, 2020, we announced that our wholly owned subsidiary, BI Incorporated, has signed a contract with U.S. Immigration and Customs Enforcement (“ICE”) for the continued provision of case management and supervision services under the federal government’s Intensive Supervision and Appearance Program (“ISAP”). The contract has a term of five years, effective April 1, 2020 and is expected to serve 90,000 to 100,000 participants daily, consistent with the average number of daily participants during the past year. Subsequently, a competitor filed a protest challenging the award of the contact. On July 8, 2020, the Government Accountability Office denied the protest and upheld the contract award.

We were also successful in our rebid of the continued operation of our company-owned 1840 -bed South Texas ICE Processing Center contract. The contract is effective August 6, 2020 and has a ten-year term, inclusive of renewal options.

Contract Expirations

On June 19, 2020, we were notified by the Federal Bureau of Prisons (the "BOP") that the BOP will not be resoliciting the 1,900 beds at our company-owned D Ray James Correctional Facility in Folkston, Georgia upon the expiration of the facility management contract currently in place between GEO and the BOP. The facility management contract was entered into in October 2010 with a base period of four years and with three renewal options for a two-year period. The third renewal period concludes on September 30, 2020. The facility management contract for the D Ray James Correctional Facility generated approximately $60 million in annualized revenues for GEO.

Idle Facilities

We are currently marketing approximately 1,000 vacant beds at two of our idle facilities to potential customers. The carrying values of these idle facilities totaled $20.5 million as of June 30, 2020, excluding equipment and other assets that can be easily transferred for use at other facilities.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2020, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of Second Quarter 2020 and Second Quarter 2019

Revenues

	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
	(Dollars in thousands)
GEO Secure Services	$389,718	66.3%	$399,475	65.1%	$(9,757)	(2.4)%
GEO Care	138,240	23.5%	155,507	25.3%	(17,267)	(11.1)%
International Services	53,254	9.1%	54,388	8.9%	(1,134)	(2.1)%
Facility Construction & Design	6,617	1.1%	4,596	0.4%	2,021	44.0%
Total	$587,829	100.0%	$613,966	100.0%	$(26,137)	(4.3)%

GEO Secure Services

Revenues decreased by $9.8 million in Second Quarter 2020 compared to Second Quarter 2019 primarily due to aggregate decreases of $19.0 million at certain of our facilities due to contract terminations. Also contributing to the decrease was $15.3 million of net decreases in population at our ICE processing centers and U.S. Marshals facilities, primarily as a result of declines in crossings and apprehensions along the Southwest border, as well as a decrease in court sentencing at the federal level as a result of the impact of the COVID-19 pandemic. Various governmental agencies have also taken steps to decrease the number of those in custody to adhere to social distancing protocols. These decreases were partially offset by increases of $22.0 million resulting from the activation of our contracts at our company-owned and previously idled South Louisiana Processing Center in Basile, Louisiana during the third quarter of 2019, our company-owned and previously idled North Lake Correctional Facility in Baldwin, Michigan which was activated on October 1, 2019 as well as our managed-only contract for the El Centro Detention Center in California which was effective in December 2019. Also partially offsetting these decreases were net increases in population, transportation services and/or rates of $2.5 million at our BOP and State facilities.

The number of compensated mandays in GEO Secure Services facilities was approximately 5.4 million in Second Quarter 2020 and 6.0 million in Second Quarter 2019. We experienced an aggregate net decrease of approximately 600,000 mandays as a result of net decreases in population as a result of the impact of the COVID-19 pandemic as well as contract terminations, partially offset by contract activations discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our GEO Secure Services facilities was 89.2% and 96.2% of capacity in the Second Quarter 2020 and Second Quarter 2019, respectively, excluding idle facilities.

GEO Care

Revenues decreased by $17.3 million in Second Quarter 2020 compared to Second Quarter 2019 primarily due to aggregate decreases of $9.5 million related to contract terminations/closures of underutilized facilities. We also experienced a decrease of $5.0 million due to decreases in average client and participant counts under our ISAP services as a result of policy changes by the administration which reduced the number of enrollments at the southern border. In addition, we experienced decreases of $2.7 million related to net decreases in census levels at certain of our community-based and reentry centers due to declines in programs as a result of lower levels of referrals by federal, state and local agencies due to the impact of the COVID-19 pandemic.

International Services

Revenues for International Services decreased by $1.1 million in Second Quarter 2020 compared to Second Quarter 2019. We experienced a net increase in revenues of $3.2 million which was primarily due to favorable performance at our Ravenhall facility at our Australian subsidiary. This was offset by a decrease due to foreign exchange rate fluctuations of $4.3 million resulting from the strengthening of the U.S. dollar against certain international currencies.

Facility Construction & Design

In Second Quarter 2020 and Second Quarter 2019, we had facility construction & design services related to an expansion project at our Fulham Correctional Centre in Australia which is expected to be completed in the third quarter of 2020. The increase is due to increased construction activity as the project is nearing completion.

Operating Expenses

	2020	% of Segment Revenues	2019	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
GEO Secure Services	$295,672	75.9%	$294,727	73.8%	$945	0.3%
GEO Care	95,601	69.2%	102,771	66.1%	(7,170)	(7.0)%
International Services	47,474	89.1%	51,074	93.9%	(3,600)	(7.0)%
Facility Construction & Design	6,592	99.6%	4,596	100.0%	1,996	43.4%
Total	$445,339	75.8%	$453,168	73.8%	$(7,829)	-1.7%

GEO Secure Services

Operating expenses for GEO Secure Services increased by $0.9 million in Second Quarter 2020 compared to Second Quarter 2019. The increase was primarily due to aggregate increases of $17.2 million resulting from the activation of our contracts at our company-owned and previously idled South Louisiana Processing Center in Basile, Louisiana during the third quarter of 2019, our company-owned and previously idled North Lake Correctional Facility in Baldwin, Michigan which was activated on October 1, 2019, start-up costs incurred in connection with our new managed-only contract for the government owned 512-bed El Centro Detention Facility in California and increased expenditures on personal protective equipment, diagnostic testing and medical expenses due to the impact of the COVID-19 pandemic. These increases were partially offset by decreases of $16.3 million at certain of our facilities primarily due to contract terminations as well as decreases in variable costs due to census declines.

GEO Care

Operating expenses for GEO Care decreased by $7.2 million during Second Quarter 2020 compared to Second Quarter 2019 primarily due to aggregate decreases of $6.7 million related to contract terminations/closures of underutilized facilities. We also experienced a decrease of $3.3 million due to decreases in average client and participant counts under our ISAP services as a result of policy changes by the administration which reduced the number of enrollments at the southern border. These decreases were partially offset by $2.8 million of net increases primarily related to day reporting center openings.

International Services

Operating expenses for International Services decreased by $3.6 million in Second Quarter 2020 compared to Second Quarter 2019 primarily due to foreign exchange rate fluctuations of $4.0 million resulting from the strengthening of the U.S. dollar against certain international currencies. This decrease was partially offset by $0.4 million due to certain transition costs related to our Arthur Gorrie facility at our Australian subsidiary which was transitioned to government operation at the end of June 2020.

Facility Construction & Design

In Second Quarter 2020 and Second Quarter 2019, we had facility construction & design services related to an expansion project at our Fulham Correctional Centre in Australia which is expected to be completed in the third quarter of 2020. The increase is due to increased construction activity as the project is nearing completion.

Depreciation and Amortization

	2020	% of Segment Revenue	2019	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
GEO Secure Services	$20,131	5.2%	$19,589	4.9%	$542	2.8%
GEO Care	12,789	9.3%	12,369	8.0%	420	3.4%
International Services	514	1.0%	394	0.7%	120	30.5%
Total	$33,434	5.7%	$32,352	5.3%	$1,082	3.3%

GEO Secure Services

GEO Secure Services depreciation and amortization expense increased in Second Quarter 2020 compared to Second Quarter 2019 primarily due to renovations at several of our facilities.

GEO Care

GEO Care depreciation and amortization expense increased in Second Quarter 2020 compared to Second Quarter 2019 primarily due to renovations at certain of our centers.

International Services

Depreciation and amortization expense increased slightly in Second Quarter 2020 compared to Second Quarter 2019 as a result of renovations during 2019 and 2020 at several of our international facilities.

Other Unallocated Operating Expenses

	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$45,543	7.7%	$47,271	7.7%	$(1,728)	(3.7)%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses decreased in Second Quarter 2020 compared to Second Quarter 2019 primarily due to less travel, marketing, business development and other corporate administrative expenses primarily due to the impacts of the COVID-19 pandemic.

Non Operating Expenses

Interest Income and Interest Expense

	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$5,248	0.9%	$8,045	1.3%	$(2,797)	(34.8)%
Interest Expense	$30,610	5.2%	$38,932	6.3%	$(8,322)	(21.4)%

Interest income decreased in Second Quarter 2020 compared to Second Quarter 2019 primarily due to the effect of the strengthening of the U.S. dollar against certain international currencies. Also contributing to the decrease was a lower balance on our contract receivable related to our facility in Ravenhall, Australia.

Interest expense decreased in Second Quarter 2020 compared to Second Quarter 2019 primarily due to lower interest rates on our variable rate debt. Also contributing to the decrease was a reduction in higher interest rate debt balances. During the third quarter of 2019, we repurchased approximately $34.0 million in aggregate principal amount of our 5.875% Senior Notes due 2022. Also, during the first quarter of 2020, we repurchased approximately $5.5 million in aggregate principal amount of our 5.125% Senior Notes due 2023. Refer to Note 10- Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Loss on Extinguishment of Debt

	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$—	(—)%	$5,741	(—)%	$(5,741)	100.0%

On May 22, 2019, we completed an offering of Non-Recourse Notes related to our Ravenhall facility in Australia. The net proceeds from this offering were used to refinance our outstanding Construction Facility. As a result of the transaction, we incurred a $4.5 million loss on extinguishment of debt related to swap termination fees and unamortized deferred loan costs associated with the Construction Facility. Additionally, on June 12, 2019, we entered into Amendment No. 2 to our Credit Agreement. Under the amendment, the maturity date of our Revolver has been extended to May 17, 2024. As a result of the transaction, we incurred a loss on extinguishment of debt of $1.2 million related to certain unamortized deferred loan costs. Refer to Note 10- Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Income Tax Provision

	2020	Effective Rate	2019	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$4,196	11.0%	$4,532	10.2%	$(336)	(7.4)%

The provision for income taxes during Second Quarter 2020 decreased while our effective tax rate increased compared to Second Quarter 2019. The increase in the effective rate is primarily due to a change in the composition of our income. Additionally, in the Second Quarter of 2020, there was a $0.7 million discrete tax benefit as compared to a $0.1 million discrete tax expense in the Second Quarter of 2019. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn we are allowed a deduction for the distribution at the REIT level. Our wholly owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be in the range of approximately 12% to 14% exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$2,699	0.5%	$1,821	0.3%	$878	48.2%

Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates increased during Second Quarter 2020 compared to Second Quarter 2019 primarily due to favorable performance at our GEOAmey affiliate.

Comparison of First Half 2020 and First Half 2019

Revenues

	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
	(Dollars in thousands)
GEO Secure Services	$787,827	66.0%	$789,985	64.5%	$(2,158)	(0.3)%
GEO Care	282,703	23.7%	309,350	25.3%	(26,647)	(8.6)%
International Services	110,104	9.2%	118,612	9.7%	(8,508)	(7.2)%
Facility Construction & Design	12,212	1.1%	6,686	0.5%	5,526	82.7%
Total	$1,192,846	100.0%	$1,224,633	100.0%	$(31,787)	(2.6)%

GEO Secure Services

Revenues decreased in First Half 2020 by $2.2 million compared to First Half 2019 primarily due to aggregate decreases of $34.1 million at certain of our facilities due to contract terminations. Also contributing to the decrease was $14.7 million of net decreases in population at our ICE processing centers and U.S. Marshals facilities, as a result of declines in crossings and apprehensions along the Southwest border, as well as a decrease in court sentencing at the federal level primarily as a result of the impact of the COVID-19 pandemic. Various governmental agencies have also taken steps to decrease the number of those in custody to adhere to social distancing protocols. These decreases were partially offset by increases of $38.2 million resulting from the activation of our contracts at our company-owned and previously idled South Louisiana Processing Center in Basile, Louisiana during the third quarter of 2019, our company-owned and previously idled North Lake Correctional Facility in Baldwin, Michigan which was activated on October 1, 2019 as well as our managed-only contract for the El Centro Detention Center in California which was effective in December 2019. Also partially offsetting these decreases were net increases in population, transportation services and/or rates of $8.4 million at our BOP and State facilities.

The number of compensated mandays in GEO Secure Services facilities was approximately11.1 million in First Half 2020 and 11.9 million in First Half 2019. We experienced an aggregate net decrease of approximately 800,000 mandays as a result of net decreases in population as a result of the impact of the COVID-19 pandemic as well as contract terminations, partially offset by contract activations discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our GEO Secure Services facilities was 90.5% and 95.8% of capacity in First Half 2020 and First Half 2019, respectively, excluding idle facilities.

GEO Care

Revenues decreased in First Half 2020 by $26.6 million compared to First Half 2019 primarily due to aggregate decreases of $18.1 million related to contract terminations/closures of underutilized facilities. We also experienced a decrease of $7.3 million due to decreases in average client and participant counts under our ISAP services as a result of policy changes by the administration which reduced the number of enrollments at the southern border. In addition, we experienced decreases of $1.2 million related to net decreases in census levels at certain of our community-based and reentry centers due to declines in programs as a result of lower levels of referrals by federal, state and local agencies primarily due to the impact of the COVID-19 pandemic.

International Services

Revenues for International Services decreased by $8.5 million in First Half 2020 compared to First Half 2019 which was primarily due to foreign exchange rate fluctuations of $8.7 million resulting from the strengthening of the U.S. dollar against certain international currencies. This decrease was partially offset by $0.2 million primarily due to favorable performance at our South African and United Kingdom subsidiaries.

Facility Construction & Design

In First Half 2020 and First Half 2019, we had facility construction & design services related to an expansion project at our Fulham Correctional Centre in Australia which is expected to be completed in the third quarter of 2020. The increase is due to increased construction activity as the project is nearing completion.

Operating Expenses

	2020	% of Segment Revenues	2019	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
GEO Secure Services	$599,606	76.1%	$587,156	74.3%	$12,450	2.1%
GEO Care	$196,689	69.6%	$207,177	67.0%	(10,488)	(5.1)%
International Services	$98,189	89.2%	$109,146	92.0%	(10,957)	(10.0)%
Facility Construction & Design	$12,177	99.7%	$6,686	100.0%	5,491	82.1%
Total	$906,661	76.0%	$910,165	74.3%	$(3,504)	(0.4)%

GEO Secure Services

Operating expenses for GEO Secure Services increased by $12.5 million in First Half 2020 compared to First Half 2019. The increase was primarily due to aggregate net increases in population, transportation services and the variable costs associated with those services of $16.5 million. We also experienced increases of $26.7 million resulting from the activation of our contracts at our company-owned and previously idled South Louisiana Processing Center in Basile, Louisiana during the third quarter of 2019, our company-owned and previously idled North Lake Correctional Facility in Baldwin, Michigan which was activated on October 1, 2019, start-up costs incurred in connection with our new managed-only contract for the government owned 512-bed El Centro Detention Facility in California and increased expenditures on personal protective equipment, diagnostic testing and medical expenses due to the impact of the COVID-19 pandemic. These increases were partially offset by decreases of $30.7 million at certain of our facilities primarily due to contract terminations as well as decreases in variable costs due to census declines.

GEO Care

Operating expenses for GEO Care decreased by $10.5 million during First Half 2020 compared to First Half 2019 primarily due to $12.5 million from contract terminations/closures of underutilized facilities. We also experienced a decrease of $2.5 million due to decreases in average client and participant counts under our ISAP services as a result of policy changes by the administration which reduced the number of enrollments at the southern border. These decreases were partially offset by $4.6 million of net increases related to census levels at certain of our community-based and reentry centers and day reporting center openings.

International Services

Operating expenses for International Services decreased by $11.0 million in First Half 2020 compared to First Half 2019. We experienced a net decrease in operating expenses of $2.9 million which was primarily due to the transition of our Parklea Correctional Centre by our Australian subsidiary to a new operator in March 2019. Additionally, we had a decrease due to foreign exchange rate fluctuations of $8.0 million resulting from the strengthening of the U.S. dollar against certain international currencies.

Facility Construction & Design

In First Half 2020 and First Half 2019, we had facility construction & design services related to an expansion project at our Fulham Correctional Centre in Australia which is expected to be completed in the third quarter of 2020. The increase is due to increased construction activity as the project is nearing completion.

Depreciation and Amortization

	2020	% of Segment Revenue	2019	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
GEO Secure Services	$40,297	5.1%	$39,452	5.0%	$845	2.1%
GEO Care	$25,465	9.0%	$24,562	7.9%	903	3.7%
International Services	$999	0.9%	$807	0.7%	192	23.8%
Total	$66,761	5.6%	$64,821	5.3%	$1,940	3.0%

GEO Secure Services

GEO Secure Services depreciation and amortization expense increased in First Half 2020 compared to First Half 2019 primarily due to renovations in connection with our contract activations at certain of our company-owned facilities.

GEO Care

GEO Care depreciation and amortization expense increased in First Half 2020 compared to First Half 2019 primarily due to renovations at certain of our centers.

International Services

Depreciation and amortization expense increased slightly in First Half 2020 compared to First Half 2019 as a result of renovations during 2019 and 2020 at several of our international facilities.

Other Unallocated Operating Expenses

	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$99,325	8.3%	$93,695	7.7%	$5,630	6.0%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased in First Half 2020 compared to First Half 2019 primarily due to higher stock-based compensation expense of $2.6 million as well as normal personnel and compensation adjustments, professional, consulting, business development and other administrative expenses including COVID-19 related expenses. These increases were partially offset by less travel, marketing, business development and other corporate administrative expenses primarily due to the impacts of the COVID-19 pandemic.

Non-Operating Expenses

Interest Income and Interest Expense

	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$10,686	0.9%	$16,441	1.3%	$(5,755)	(35.0)%
Interest Expense	$64,790	5.4%	$79,212	6.5%	$(14,422)	(18.2)%

Interest income decreased in First Half 2020 compared to First Half 2019 primarily due to the effect of the strengthening of the U.S. dollar against certain international currencies. Also contributing to the decrease was a lower balance on our contract receivable related to our facility in Ravenhall, Australia.

Interest expense decreased in First Half 2020 compared to First Half 2019 primarily due to lower interest rates on our variable rate debt. Also contributing to the decrease was a reduction in higher interest rate debt balances. During the third quarter of 2019, we repurchased approximately $34.0 million in aggregate principal amount of our 5.875% Senior Notes due 2022. Also, during the first quarter of 2020, we repurchased approximately $5.5 million in aggregate principal amount of our 5.125% Senior Notes due 2023. Refer to Note 10- Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

(Gain)Loss on Extinguishment of Debt

	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
	(Dollars in thousands)
(Gain) Loss on Extinguishment of Debt	$(1,563)	(0.1)%	$5,741	0.5%	$(7,304)	(127.2)%

During First Half 2020, we repurchased approximately $5.5 million in aggregate principal amount of our 5.125% Senior Notes due 2023 at a weighted average price of 70.68% for a total cost of $3.9 million. As a result of these repurchases, we recognized a net gain on extinguishment of debt of $1.6 million. On May 22, 2019, we completed an offering of Non-Recourse Notes related to our Ravenhall facility in Australia. The net proceeds from this offering were used to refinance our outstanding Construction Facility. As a result of the transaction, we incurred a $4.5 million loss on extinguishment of debt related to swap termination fees and unamortized deferred loan costs associated with the Construction Facility. Additionally, on June 12, 2019, we entered into Amendment No. 2 to our Credit Agreement. Under the amendment, the maturity date of our Revolver has been extended to May 17, 2024. As a result of the transaction, we incurred a loss on extinguishment of debt of $1.2 million related to certain unamortized deferred loan costs.

Income Tax Provision

	2020	Effective Rate	2019	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$10,742	15.9%	$9,372	10.7%	$1,370	14.6%

The provision for income taxes during First Half 2020 increased compared to First Half 2019 along with our effective tax rate. In First Half 2020, there was a net $2.1 million discrete tax expense compared to a net $0.1 million discrete tax expense in First Half 2019. Included in the provision for income taxes were $2.7 million and $0.5 million of discrete tax expenses in First Half 2020 and 2019, respectively, related to stock compensation that vested during the respective periods. Additionally, the increase in the effective rate is in part due to a change in the composition of our income. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn we are allowed a deduction for the distribution at the REIT level. Our wholly owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be in the range of approximately 12% to 14% exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$4,959	0.4%	$4,417	0.4%	$542	12.3%

Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates during First Half 2020 compared to First Half 2019 increased primarily due to favorable performance at our GEOAmey affiliate.

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

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing active capital projects will be approximately $67 million of which $38 million was spent through June 30, 2020. We estimate that the remaining capital requirements related to these capital projects will be $29 million which will be spent through 2020.

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

A syndicate of approximately 65 lenders participate in our Credit Agreement, six of which have indicated that they do not intend to provide new financing to GEO but will honor their existing obligations. Refer to Item 1A - Risk Factors included in Part I of the Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion. The banks that have withdrawn participation remain contractually committed for approximately four years. Additionally, these six banks represent less than 25% of our overall borrowing capacity under our Credit Agreement and the withdrawal of their participation is not expected to negatively impact our financial flexibility. We are also in frequent communication with potential new lenders as well as the credit rating agencies who have not changed our credit ratings for over 39 months. However, in May 2020, Standard & Poor’s S&P Global revised its outlook on GEO from stable to negative while affirming GEO’s current rating.

As of June 30, 2020, we had approximately $774.0 million in aggregate borrowings outstanding under our term loan, approximately $491.7 million in borrowings under our revolver, and approximately $61.7 million in letters of credit which left approximately $344.6 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of June 30, 2020 was 2.63%. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Australia - Ravenhall

In connection with a design and build project agreement with the State of Victoria, in September 2014, we entered into a syndicated facility agreement (the "Construction Facility") to provide debt financing for construction of the project. The Construction Facility provided for non-recourse funding up to AUD 791.0 million, or approximately $544.0 million, based on exchange rates as of June 30, 2020. In accordance with the terms of the contract, upon completion and commercial acceptance of the project in late 2017, the State of Victoria made a lump sum payment of AUD310 million, or approximately $213.2 million, based on exchange rates as of June 30, 2020. The term of the Construction Facility was through September 2019 and bore interest at a variable rate quoted by certain Australian banks plus 200 basis points. On May 22, 2019, we completed an offering of AUD 461.6 million, or $317.7 million, based on exchange rates as of June 30, 2020, aggregate principal amount of the Non-Recourse Notes. The amortizing Non-Recourse Notes were issued by Ravenhall Finance Co Pty Limited in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Non-Recourse Notes were issued with a coupon and yield to maturity of 4.23% with a maturity date of March 31, 2042. The net proceeds from this offering were used to refinance the outstanding Construction Facility and to pay all related fees, costs and expenses associated with the transaction. As a result of the transaction, we incurred a $4.5 million loss on extinguishment of debt related to swap termination fees and unamortized deferred costs associated with the Construction Facility. Additionally, loan costs of approximately $7.5 million were incurred and capitalized in connection with the offering.

Other

In August 2019, we entered into two identical Notes in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the Notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. We have entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at June 30, 2020 is $0.7 million of deferred loan costs incurred in the transaction. Refer to Note 9 - Derivative Financial Instruments and Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

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

During the six months ended June 30, 2020, the Company repurchased approximately $5.5 million in aggregate principal amount of its 5.125% Senior Notes due 2023 at a weighted average price of 70.68% for a total cost of $3.9 million. As a result of these repurchases, the Company recognized a net gain on extinguishment of debt of $1.6 million.

Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our indebtedness.

We consider opportunities for future business and/or asset acquisitions as we deem appropriate when market conditions present opportunities. If we are successful in our pursuit of any new projects, our cash on hand, cash flows from operations and borrowings under the existing Credit Facility may not provide sufficient liquidity to meet our capital needs and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. Additionally, the magnitude, severity and duration of the COVID-19 pandemic may negatively impact the availability of opportunities for future business and/or asset acquisitions and market conditions generally. In the future, our access to capital and ability to compete for future capital intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the 5.125% Senior Notes, the indenture governing the 5.875% Senior Notes due 2022, the indenture governing the 5.875% Senior Notes due 2024, the indenture governing the 6.00% Senior Notes due 2026 and our Credit Agreement. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse effect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we were in compliance with our debt covenants as of June 30, 2020 and we expect to continue to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

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

Quarterly Dividends

While we don’t have any upcoming debt maturities until 2022, we recognize the importance of capital preservation and debt repayment. To this end, we have determined that it would be in the best interests of the Company and our shareholders to reduce our quarterly dividend payments and apply our excess cash flow to further debt reduction. Based solely on the discretion of our Board and beginning with our October 2020 dividend payment, we expect to pay a quarterly dividend of $.34 per share, or $1.36 per share annualized. With this new dividend target, we anticipate being able to apply $100 million dollars this year, and thereafter an average of $50 to $100 million dollars in excess cash flow annually towards debt repayment.

Guarantor Financial Information

GEO’s 6.00% Senior Notes, 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of our wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”).

Summarized financial information is provided for The GEO Group, Inc. (“Parent”) and the Subsidiary Guarantors on a combined basis in accordance with SEC Regulation S-X Rules 3-10 and 13-01. The accounting policies used in the preparation of this summarized financial information are consistent with those elsewhere in the condensed consolidated financial statements of the Company, except that intercompany transactions and balances of the Parent and Subsidiary Guarantor entities with non-guarantor entities have not been eliminated. Intercompany transactions between the Parent and Subsidiary Guarantors have been eliminated and equity in earnings from and investments in non-guarantor subsidiaries have not been presented.

Summarized statement of operations (in thousands):

Six Months Ended June 30, 2020
Net operating revenues	$1,065,200
Income from operations	104,840
Net income	43,576
Net income attributable to The GEO Group, Inc.	43,576

Summarized balance sheets (in thousands):

	June 30, 2020	December 31, 2019
Current assets	$405,318	$431,048
Noncurrent assets (a)	3,296,718	3,328,078
Current liabilities	338,055	331,042
Noncurrent liabilities (b)	2,532,271	2,548,034

(a)	Includes amounts due from non-guarantor subsidiaries of $25.6 million and $26.3 million as of June 30, 2020 and December 31, 2019, respectively.

(b)	Includes amounts due to non-guarantor subsidiaries of $16.3 million and $17.1 million as of June 30, 2020 and December 31, 2019, respectively.

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

We plan to fund all of our capital needs, including distributions of our REIT taxable income in order to maintain our REIT qualification, and capital expenditures, from cash on hand, cash from operations, borrowings under our Credit Facility and any other financings which our management and Board, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under our $900.0 million Revolver. Our management believes that our financial resources and sources of liquidity will allow us to manage the anticipated impact of COVID-19 on our business, financial condition, results of operations and cash flows. For the full-year 2020, we have reduced our planned capital spending by deferring capital expenditure projects where possible and closely managing our working capital. During the 3rd and 4th quarters, we will undertake our annual budgeting process and expect to identify cost savings at the corporate and facility level. Additionally, we expect to identify company-owned facilities that can be sold to government agencies or third-party individuals. Our management believes that cash on hand, cash flows from operations and availability under our Credit Facility will be adequate to support our capital requirements for 2020 as disclosed under “Capital Requirements” above. The challenges posed by COVID-19 generally and on our business are evolving rapidly. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19.

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

Executive Retirement Agreement

We have a non-qualified deferred compensation agreement with our Chief Executive Officer ("CEO"). The agreement, as amended, provides for a lump sum payment upon retirement, no sooner than age 55. Our CEO has reached age 55 and is eligible to receive the payment upon retirement. If our CEO had retired as of June 30, 2020, we would have had to pay him the lump sum amount of approximately $8.9 million (calculated as of February 26, 2020) in stock as discussed below.

On February 26, 2020 (the "Effective Date"), GEO and our CEO entered into the amended and restated executive retirement agreement that amends the CEO’s executive retirement agreement.

The amended and restated executive retirement agreement provides that upon our CEO’s retirement from the Company, we will pay a lump sum amount equal to $8,925,065 (determined as of February 26, 2020) (the “Grandfathered Payment”) which will be paid in the form of a fixed number of shares of our common stock. The Grandfathered Payment will be delayed for six months and a day following the effective date of the CEO’s termination of employment (“Six Month Delay”) in compliance with Section 409A of the Internal Revenue Code of 1986, as amended.

On the Effective Date, an amount equal to the Grandfathered Payment was deemed invested in the Company’s common stock (“GEO Shares”). The number of the Company’s shares of common stock as of the Effective Date was calculated using the Grandfathered Payment divided by the closing price of the Company’s common stock on the Effective Date (rounded up to the nearest whole number of shares), which equals 553,665 shares of the Company’s common stock. The Company repurchased shares of its outstanding common stock under its stock buyback program and contributed such shares to the trusts in order to fund the retirement benefit under the amended and restated executive retirement agreement. Additional shares of the Company’s common stock will be credited with a value equal to any dividends declared and paid on the Company’s shares of common stock, calculated by reference to the closing price of the Company’s common stock on the payment date for such dividends (rounded up to the nearest whole number of shares).

The Company has established several trusts for the purpose of paying the retirement benefit pursuant to the amended and restated executive retirement agreement. The trusts shall be revocable “rabbi trusts” and the assets of the trusts shall be subject to the claims of the Company’s creditors in the event of the Company’s insolvency.

The Company repurchased shares of its outstanding common stock under its stock buyback program and contributed such shares to the trusts in order to fund the retirement benefit under the amended and restated executive retirement agreement. In accordance with Accounting Standards Codification (“ASC”) 710 – Compensation-General, the shares of common stock held in the rabbi trusts are classified as treasury stock.  In addition, the amended and restated executive retirement agreement qualifies for equity accounting under ASC 710 and therefore, the fair value of the Grandfathered Payment has been reclassified to stockholders’ equity.

Off-Balance Sheet Arrangements

Except as discussed in the notes to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q, we do not have any off-balance sheet arrangements.

Cash Flow

Cash, cash equivalents and restricted cash and cash equivalents as of June 30, 2020 was $106.7 million, compared to $79.6 million as of June 30, 2019.

Operating Activities

Cash provided by operating activities amounted to $256.8 million for the six months ended June 30, 2020 versus cash provided by operating activities of $217.1 million for the six months ended June 30, 2019. Cash provided by operating activities during the six months ended June 30, 2020 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, discount and/or premium and other non-cash interest and stock-based compensation expense. Equity in earnings of affiliates, net of tax and gain on extinguishment of debt negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by $69.6 million, representing a positive impact on cash. The decrease was primarily driven by the favorable timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $38.0 million which positively impacted cash. The increase was primarily driven by the timing of payments. Additionally, cash provided by operating activities for the six months ended June 30, 2020 was positively impacted by a decrease in changes in contract receivable related to our correctional facility in Ravenhall, Australia of $2.5 million which was a result of the timing of interest accruals and payments received towards the contract receivable.

Cash provided by operating activities during the six months ended June 30, 2019 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, discount and/or premium and other non-cash interest and stock-based compensation expense. Equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by $38.9 million, representing a positive impact on cash. The decrease was primarily driven by the favorable timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $2.7 million which positively impacted cash. The increase was primarily driven by the timing of payments. Additionally, cash provided by operating activities for the six months ended June 30, 2019 was positively impacted by a decrease in changes in contract receivable related to our correctional facility in Ravenhall, Australia of $3.2 million which was a result of the timing of interest accruals and payments received towards the contract receivable.

Investing Activities

Cash used in investing activities of $49.2 million during the six months ended June 30, 2020 was primarily the result of capital expenditures of $53.5 million. Cash used in investing activities of $49.2 million during the six months ended June 30, 2019 was primarily the result of capital expenditures of $55.4 million.

Financing Activities

Cash used in financing activities during the six months ended June 30, 2020 was approximately $167.4 million compared to cash used in financing activities of $173.6 million during the six months ended June 30, 2019. Cash used in financing activities during the six months ended June 30, 2020 was primarily the result of dividends paid of $116.2 million, payments on long-term debt of $262.4 million, payments on non-recourse debt of $2.9 million and repurchases of common stock of $9.0 million. These decreases were partially offset by proceeds from long-term debt of $225.6 million. Cash used in financing activities during the six months ended June 30, 2019 was primarily the result of dividends paid of $116.1 million, payments on long-term debt of $213.9 million and payments on non-recourse debt of $326.9 million. These decreases were partially offset by proceeds from long-term debt of $170.0 million and proceeds from non-recourse debt of $326.1 million.

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

Our reconciliation of net income attributable to The GEO Group, Inc. to FFO, Normalized FFO and AFFO for the three and six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income attributable to The GEO Group, Inc.	$36,720	$41,914	$61,901	$82,619
Add (Subtract):
Real estate related depreciation and amortization	18,384	17,937	36,780	36,039
Loss on real estate assets	1,304	—	880	1,497
NAREIT Defined FFO	$56,408	$59,851	$99,561	$120,155
Add (Subtract):
Loss (gain) on extinguishment of debt, pre-tax	—	5,741	(1,563)	5,741
Start-up expenses, pre-tax	553	1,874	2,506	1,874
Covid-19 expenses, pre-tax	3,877	—	4,769	—
Close-out expenses, pre-tax	2,284	—	4,220	—
Tax effect of adjustments to Funds From Operations *	(1,599)	(853)	(762)	(899)
Normalized Funds from Operations	$61,523	$66,613	$108,731	$126,871
Add (Subtract):
Non-real estate related depreciation and amortization	15,050	14,415	29,981	28,782
Consolidated maintenance capital expenditures	(4,139)	(5,515)	(11,166)	(9,149)
Stock-based compensation expense	4,706	5,454	14,474	12,180
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	1,708	2,460	3,378	5,023
Adjusted Funds from Operations	$78,848	$83,427	$145,398	$163,707

*

Tax effect of adjustments relate to loss on real estate assets, loss (gain) on extinguishment of debt, start-up expenses, Covid-19 expenses, close-out expenses and loss on investment in life insurance.

Outlook

The following discussion contains statements that are not historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statements. Please refer to “Part I - Item 1A. Risk Factors” and the "Forward Looking Statements - Safe Harbor" sections in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as the "Part II – Item 1A. Risk Factors" and the "Forward-Looking Statements - Safe Harbor" section and other disclosures contained in the Form 10-Q for the quarter ended March 31, 2020 and in this Form 10-Q for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.

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

•	All of our secure services facilities provide 24/7 access to healthcare;

•	Our ICE Processing Centers typically have approximately double the number of healthcare staff, compared to state correctional facilities;
•	Many of our facilities are equipped with Airborne Infection Isolation Rooms;
•	All of our facilities operate safely and without any overcrowded conditions; and
•	All of our facilities have access to regular handwashing with clean water and soap.

From the outset of the COVID-19 global pandemic, our corporate, regional and field staff have implemented and we continue to implement comprehensive steps to address and mitigate the risks of COVID-19 to all those in our care and our employees.

•

We issued guidance to all of our facilities, consistent with the guidance issued for correctional and detention facilities by the Centers for Disease Control and Prevention Interim Guidance on Management of Coronavirus Disease 2019 (Covid-19) in Correctional and Detention Facilities and we will update this guidance as necessary;

•

We updated our policies and procedures to include best practices for the prevention, assessment, and management of COVID-19, including the implementation of quarantine and cohorting procedures to isolate confirmed and presumptive cases of COVID-19, including medical isolation and the use of Airborne Infection Isolation Rooms, and we will continue to update our policies and procedures as necessary;

•

We ordered and received and continue to order and receive swab kits for COVID-19 from a national supplier, we enacted quarantine and testing procedures for any employees who may have come into contact with any individual who has tested positive for COVID-19 and we will update these quarantine and testing procedures as necessary;

•

In March 2020, we started procuring additional Personal Protective Equipment and began issuing it as clinically needed at facilities impacted by COVID-19. These efforts continued throughout the second quarter and continue to date;

•

Over the course of April 2020, we coordinated with our government partners to distribute Personal Protective Equipment and to date we continue distributing Personal Protective Equipment, including face masks to all staff, inmates, detainees and residents as a precautionary measure at all of our Federal Bureau of Prisons facilities, ICE Processing Centers, U.S. Marshals facilities, state correctional facilities, local correctional facilities and jails, residential reentry centers, and youth services residential facilities;

•

We provided and continue to provide educational guidance to our employees and individuals in our care on the best preventative measures to avoid the spread of COVID-19 such as frequent and careful handwashing, avoiding touching areas of the face, including facial hair, avoiding individuals exhibiting flu-like symptoms, proper cough and sneeze etiquette, social distancing requirements and adjustments to laundry and meal schedules;

•

We increased the frequency of distribution of personal hygiene products, including soap, shampoo and body wash and tissue paper, and we are ensuring the daily availability of bars of soap or soap dispensers at each sink for hand washing in all of our facilities;

•

We advised and continue to advise our employees to remain home if they exhibit flu-like symptoms, and we have exercised and continue to exercise flexible paid leave and paid time off policies to allow for employees to remain home if they exhibit flu-like symptoms or to care for a family member;

•	We procured and continue to procure additional cleaning equipment and sanitation products that are proven healthcare grade disinfectants;
•

We deployed and continue to deploy specialized sanitation teams to sterilize high-contact areas at our facilities and have developed intensive schedules and procedures for the cleaning and disinfecting of facility spaces above and beyond normal cleaning activities;

•

As a service provider, GEO has fully disclosed and will continue to fully disclose all information related to COVID-19 testing, cases and fatalities to the appropriate federal, state and local government partners, as well as state and local health officials throughout the course of the pandemic;

•

At every one of our facilities, we have worked closely with our government agency partners and local health officials to develop COVID-19 emergency plans and testing policies for the individuals in our care and we will continue to work closely with our government agency partners and local health officials to update those plans and policies as necessary; and

•

We engaged with our government agency partners to promptly suspend non-essential visitation at all of our facilities, and we have employed additional measures during the intake and entry process at all of our facilities to include screening specific to COVID-19, including temperature checks for all staff and any legally required visitors before entering our facilities, as well as, verbal medical screening questionnaires and we will continue to engage our government agency partners on such measures.

We will continue to coordinate closely with our government agency partners and local health agencies to ensure the health and safety of all those in our care and our employees. We are grateful for our frontline employees who are making sacrifices daily to provide care for all those in our facilities during this unprecedented global pandemic. Information on the steps we have taken to address and mitigate the risks of COVID-19 can be found at www.geogroup.com/COVID19. The information on or accessible through our website is not incorporated by reference in this Quarterly Report on Form 10-Q.

Economic Impact

The COVID-19 pandemic and related government-imposed mandatory closures, shelter in-place restrictions and social distancing protocols and increased expenditures on engineering controls, personal protective equipment, diagnostic testing, medical expenses, temperature scanners, protective plexiglass barriers and increased sanitation have had, and will continue to have, a severe impact on global economic conditions and the environment in which we operate. Starting in late March and early April, we began to observe negative impacts from the pandemic on our performance in our secure services business, specifically with our ICE Processing Centers and U.S. Marshals Facilities, as a result of declines in crossings and apprehensions along the Southwest border, a decrease in court sentencing at the federal level and reduced operational capacity to promote social distancing protocols which is expected to result in an estimated revenue decline of approximately 9 percent during 2020. Additionally, our reentry services business conducted through our GEO Care business segment has also been negatively impacted, specifically our residential reentry centers and non-residential day reporting programs were impacted by declines in programs due to lower levels of referrals by federal, state and local agencies, which is expected to result in an estimated revenue decline of approximately 10 percent during 2020. Additionally, we have experienced the transmission of COVID-19 at most of our facilities in the second quarter of 2020 and to date in the third quarter of 2020. If we are unable to mitigate the transmission of COVID-19 at our facilities, we could experience a material adverse effect on our financial position, results of operations and cash flows. Although we are unable to predict the duration or scope of the COVID-19 pandemic or estimate the extent of the overall future negative financial impact to our operating results, an extended period of depressed economic activity necessitated to combating the disease, and the severity and duration of the related global economic crisis may adversely impact our future financial performance.

Revenue

Due to the uncertainty surrounding the COVID-19 pandemic, we are unable to determine the future landscape of growth opportunities in the near term; however any positive trends may, to some extent, be adversely impacted by government budgetary constraints in light of the pandemic or any changes to a government's willingness to maintain or grow public-private partnerships in the future. While state finances overall were stable prior to the COVID-19 pandemic, future budgetary pressures may cause state agencies to pursue a number of cost savings initiatives which may include reductions in per diem rates and/or the scope of services provided by private operators or the decision to not re-bid a contract after expiration of the contract term. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Additionally, if state budgetary constraints, as discussed above, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Any positive trends in the industry may be offset by several factors, including budgetary constraints, contract modifications, contract terminations, contract non-renewals, contract re-bids and/or the decision to not re-bid a contract after expiration of the contract term and the impact of any other potential changes to the willingness or ability to maintain or grow public-private partnerships on the part of other government agencies. We believe we have a strong relationship with our government agency partners and we believe that we operate facilities that maximize security, safety and efficiency while offering our suite of GEO Continuum of Care services and resources.

Although we have historically had a relatively high contract renewal rate, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.

Recently California enacted legislation aimed at phasing out public-private partnership contracts for the operation of secure facilities within California and facilities outside of the state of California housing state of California inmates. As previously announced, our contract for our Central Valley facility was already discontinued by the California Department of Corrections and Rehabilitation at the end of September 2019. Our contract with the Department of Corrections and Rehabilitation for our Desert View facility was discontinued as of February 29, 2020 and our contract, also with the California Department of Corrections and Rehabilitation, for our Golden State facility was discontinued by the end of June 2020.

Internationally, we are exploring a number of opportunities in our current markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk. On March 29, 2018, we announced that our transportation joint venture in the United Kingdom, GEOAmey, signed a contract with Scottish Prison Service for the provision of court custody and escort services in Scotland. The contract has a base term of eight years effective January 26, 2019 with a renewal option of four years and is expected to have an average annual revenue of approximately $39 million. Also, we are pleased to have been awarded a ten-year contract renewal for the continued delivery of secure transportation under our GEOAmey joint venture in the United Kingdom. Total revenue over the ten-year period is expected to be approximately $760 million. In New South Wales, Australia, we are developing a 489-bed expansion at the Junee Correctional Centre which is expected to be completed during the third quarter of 2020. We are also constructing a 137-bed expansion at the Fulham Correctional Centre in Victoria, Australia also expected to be completed during the third quarter of 2020. Additionally, our Australian subsidiary is currently in negotiation discussions with the State of Victoria, Australia to increase the capacity at our Ravenhall Correctional Centre by an additional 300 beds increasing the capacity of the facility to 1,600 beds. The 300-bed capacity increase is expected to generate incremental annualized revenues of approximately $19 million. With respect to the Parklea Correctional Centre in Australia, we were unfortunately unsuccessful during the current competitive rebid process and transitioned the management contract in March of 2019. In addition, we transitioned the Arthur Gorrie Correctional Centre to government operation in the State of Queensland, Australia at the end of June 2020.

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

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related costs represented 58.2% and 57.4% of our operating expenses during the six months ended June 30, 2020 and 2019, respectively. Additional significant operating expenses include food, utilities and medical costs. During the six months ended June 30, 2020 and 2019, operating expenses totaled 76.0% and 74.3%, respectively, of our consolidated revenues. We expect our operating expenses as a percentage of revenues in 2020 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2020, we will incur carrying costs for facilities that are currently vacant. Additionally, we have currently increased our spending on engineering controls, personal protective equipment, diagnostic testing, medical expenses, temperature scanners, protective plexiglass barriers and increased sanitation as a result of COVID-19 and expect to incur several millions of dollars in such non-recurring costs in 2020.

As of June 30, 2020, our worldwide operations include the management and/or ownership of approximately 93,000 beds at 125 facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 210,000 individuals, including approximately 100,000 through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During the six months ended June 30, 2020 and 2019, general and administrative expenses totaled 8.3% and 7.7%, respectively, of our consolidated revenues. We expect general and administrative expenses as a percentage of revenues in 2020 to remain consistent or decrease as a result of cost savings initiatives. We expect business development costs to remain consistent or increase slightly as we pursue additional business development opportunities in all of our business lines. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

Idle Facilities

We are currently marketing approximately 1,000 vacant beds at one of our GEO Secure Services and one of our GEO Care idle facilities to potential customers. The annual carrying cost of our idle facilities in 2020 is estimated to be $1.6 million, including depreciation expense of $0.8 million. As of June 30, 2020, these two facilities had a combined net book value of $20.5 million. We currently do not have any firm commitment or agreement in place to activate the remaining facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. These idle facilities are included in the GEO Secure Services and GEO Care segments. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if the two remaining idle facilities were to be activated using our GEO Secure Services and GEO Care average per diem rates in 2020 (calculated as the GEO Secure Services and GEO Care revenue divided by the number of GEO Secure Services and GEO Care mandays) and based on the average occupancy rate in our facilities through June 30, 2020, we would expect to receive incremental annualized revenue of approximately $25 million and an annualized increase in earnings per share of approximately $0.03 to $0.06 per share based on our average operating margins.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Credit Facility. Payments under the Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Credit Facility of approximately $1,266 million and approximately $62 million in outstanding letters of credit, as of June 30, 2020, for every one percent increase in the average interest rate applicable to the Credit Facility, our total annual interest expense would increase by approximately $13 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the Australian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at June 30, 2020, every 10 percent change in historical currency rates would have approximately a $5.5 million effect on our financial position and approximately a $1.5 million impact on our results of operations during the six months ended June 30, 2020.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting during the six months ended June 30, 2020.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information required herein is incorporated by reference from Note 11 - Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS.

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) and Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the "2020 Q1 Form 10-Q") includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. Set forth below are the material changes to existing risk factors previously disclosed in the Q1 Form 10-Q and 2019 Form 10-K. The information below updates the existing risk factors and should be read in conjunction with the risk factors in our 2019 Form 10-K and the 2020 Q1 Form 10-Q.  We encourage you to read these risk factors in their entirety.

The current pandemic of the novel coronavirus, or COVID-19, has and we expect it will continue to adversely impact and disrupt our business, and such impacts may have a material adverse effect on our results of operations, financial condition and liquidity.

Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

Most of our facilities have experienced cases of COVID-19 in both our staff and individuals entrusted to our care. We have taken a number of comprehensive steps and measures to mitigate the transmission and risks of COVID-19 which we have outlined in the 2020 Q1 Form 10-Q and this Form 10-Q, including issuing guidance to all of our facilities that is consistent with the guidance issued for correctional and detention facilities by the Centers for Disease Control and Prevention; updating our policies and procedures to include best practices for the prevention, assessment, and management of COVID-19, including the implementation of quarantine and cohorting procedures to isolate confirmed and presumptive cases of COVID-19; ordering and receiving COVID-19 swab kits; purchasing and distributing personal protective equipment, including facemasks to all staff and individuals in our care at our facilities; and increasing the frequency of distribution of personal hygiene products, including soap, shampoo and body wash and tissue paper.  We will continue to evaluate and refine these steps and measures as appropriate and necessary based on updated guidance by the CDC and best practices. Additionally, we have increased our spending in personal protective equipment, diagnostic testing, medical expenses, temperature scanners, protective plexiglass barriers and increased sanitation as a result of COVID-19 and expect to incur several millions of dollars in such costs in 2020. However, these steps and measures may prove to be insufficient in stopping or slowing the transmission of COVID-19 and the risks it poses to our staff and individuals entrusted to our care or may result in us spending more in additional expenditures than currently contemplated. If we were to be unable to fully staff our secure facilities, processing centers and community reentry centers due to confirmed or suspected COVID-19 cases, it could result in negative consequences, including fines, other penalties, or contract cancellations.  Additionally, our government partners could require us to transfer inmates or detainees to other facilities in the event of a COVID-19 outbreak at one of our facilities.

Certain states and cities in the U.S. have also responded to COVID-19 by instituting quarantines, restrictions on travel, “shelter in place” rules, and restrictions on types of business that may continue to operate. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly. Even though we have continued our operations as an essential government service provider, the spread of COVID-19 has resulted in lower occupancy at a number of our facilities and programs beginning in late March and continuing during the second quarter and to date in the third quarter and is therefore expected to result in lower full year revenues, primarily for our ICE and U.S. Marshal facilities and our GEO Reentry Services business. Our ICE and U.S. Marshals facilities have experienced lower overall occupancy as a result of declines in crossings and apprehensions along the Southwest border, as well as a decrease in court and sentencing activity at the federal level. Additionally, the federal government issued COVID-19 operational guidance recommending the reduction to 75% capacity at ICE Processing Centers where possible to promote social distancing practices.  The Federal Bureau of Prisons has also experienced a decline in overall populations in part as a result of the COVID-19 pandemic. Certain government agencies have released, may be considering releasing, or may be under pressure to release, certain inmates and detainees as a result of COVID-19.  It is possible that government agencies, which may include our government partners, could release certain inmates and detainees from secure facilities, processing centers and community reentry centers, which could reduce the utilization of our facilities and our services. We expect lower occupancy levels to continue and as a result we expect to experience annual revenue declines in 2020 of approximately 9% within our GEO Secure Services and approximately 10% for our GEO Reentry Services. Due to the decline in federal prison populations, the BOP has decided to not rebid the contract for our company-owned, 1,900-bed D. Ray James Correctional Facility in Georgia, which is set to expire on September 30, 2020 and had generated approximately $60 million in annualized revenues for GEO. Additional government agencies may choose to not renew or rebid existing contracts or to seek contract modifications or contract terminations due to lower occupancies or for cost-cutting purposes due to the COVID-19 pandemic.

The effects of COVID-19 on our business, as well as actions we have taken or may take, or decisions we have made or may make, as a consequence of COVID-19, may result in legal claims or litigation against us.  For example, on July 7, 2020, a purported shareholder class action lawsuit was filed against the Company, our CEO, and CFO, alleging that the Company, our CEO, and CFO, made false and misleading statements regarding the Company's business, operational and compliance policies, specifically related to the Company's COVID-19 response procedures. The lawsuit seeks damages, interest, attorneys’ fees, expert fees, other costs, and such other relief as the court may deem proper. While we intend to take all necessary steps to vigorously defend the Company, our CEO and CFO, we cannot guarantee that the lawsuit will be resolved in a manner favorable to the Company or that it will not result in financial liability or adversely affect the Company's reputation. In addition, litigation can be costly, regardless of the outcome. Any financial liability, litigation costs or reputational damage caused by COVID-19 related litigation could have a material adverse impact on our business, financial condition and results of operations.

The COVID-19 pandemic has had repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. Currently, the capital markets and credit markets have been disrupted by the COVID-19 pandemic and our ability to obtain any additional financing on favorable terms, or at all, is not guaranteed and largely dependent upon evolving market conditions and other factors.  Depending on the magnitude and duration of the COVID-19 pandemic, the adverse impact of the COVID-19 pandemic on our business, results of operations, financial condition and liquidity could be material.  Even when the COVID-19 pandemic has subsided, we may continue to experience significant adverse effects to our business as a result of its global economic impact, including any economic recession or downturn and the possibility this will result in government budgetary constraints or any changes to a government's willingness to maintain or grow public-private partnerships in the future.

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

•

announcements by us or our competitors of changes in corporate structure, including electing to revoke REIT status, changes to capital allocation strategy, acquisitions, dispositions, investments or strategic alliances;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•fluctuations in stock market prices and volumes;

•issuances of common stock or other securities in the future;

•the addition or departure of key personnel; and

•changes in the prospects of public-private partnerships in the secure services sector.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
April 1, 2020 - April 30, 2020	—	$—	—	$95.5
May 1, 2020 - May 31, 2020	—	$—	—	$95.5
June 1, 2020 - June 30, 2020	228	$—	—	$95.5
Total	228		—

(1)

We withheld 228 shares through net share settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees. These purchases were not made as part of a publicly announced plan or program.

(2)

On February 14, 2018, we announced that our Board of Directors authorized a stock buyback program authorizing us to repurchase up to $200.0 million of our shares of common stock. The program is effective through October 20, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

(A)	Exhibits

10.1	Consultant Agreement, dated as of July 12, 2020, by and between The GEO Group, Inc. and J. David Donahue *

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2020, has been formatted in Inline XBRL (included with the Exhibit 101 attachments).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date:	August 6, 2020	/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer
(duly authorized officer and principal financial officer)