Form 10-K
period 2020-12-31
GEO GROUP INC
filed 2021-02-16
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                       ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                                                                                                                                                                         ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 87,144,087 voting and non-voting shares of common stock held by non-affiliates of the registrant as of June 30, 2020 (based on the last reported sales price of such stock on the New York Stock Exchange on such date, the last business day of the registrant's quarter ended June 30, 2020 of $11.83 per share) was approximately $1.0 billion.

As of February 11, 2021, the registrant had 121,307,472 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2021 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this report, are incorporated by reference into Part III of this report.

PART I

Item 1.	Business

As used in this report, the terms “we,” “us,” “our,” “GEO” and the “Company” refer to The GEO Group, Inc., its consolidated subsidiaries and its unconsolidated affiliates, unless otherwise expressly stated or the context otherwise requires.

General

We are a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of secure facilities, processing centers and reentry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa and the United Kingdom. We own, lease and operate a broad range of secure facilities including maximum, medium and minimum-security facilities, processing centers, as well as community-based reentry facilities. We develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities. We provide innovative technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community based programs. We also provide secure transportation services domestically and in the United Kingdom through our joint venture GEOAmey PECS Ltd. (“GEOAmey”). As of December 31, 2020, our worldwide operations included the management and/or ownership of approximately 93,000 beds at 118 secure and community-based facilities, including idle facilities, and also includes the provision of community supervision services for more than 210,000 individuals, including over 100,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

We provide a diversified scope of services on behalf of our government agency partners:

•	our secure facility management services involve the provision of security, administrative, rehabilitation, education, and food services at secure services facilities;
•

our community based services involve supervision of individuals in community-based programs and re-entry centers and the provision of temporary housing, programming, employment assistance and other services with the intention of the successful reintegration of residents into the community;

•	our youth services include residential, shelter care and community-based services along with rehabilitative and educational programs;
•	we provide comprehensive electronic monitoring and supervision services;
•	we develop new facilities, using our project development experience to design, construct and finance what we believe are state-of-the-art facilities;
•	we provide secure transportation services; and
•	our services are provided at facilities which we either own, lease or are owned by government.

We began operating as a REIT for federal income tax purposes effective January 1, 2013. As a result of the REIT conversion, we reorganized our operations and moved non-real estate components into taxable REIT subsidiaries (“TRSs"). We are a Florida corporation and our predecessor corporation prior to the REIT conversion was originally organized in 1984.

Business Segments

We conduct our business through four reportable business segments: our U.S. Secure Services segment; our GEO Care segment; our International Services segment and our Facility Construction & Design segment. We have identified these four reportable segments to reflect our current view that we operate four distinct business lines, each of which constitutes a material part of our overall business. Our U.S. Secure Services segment primarily encompasses our U.S.-based public-private partnership secure services business. Our GEO Care segment, which conducts its services in the U.S., consists of our community-based services business, our youth services business and our electronic monitoring and supervision service. Our International Services segment primarily consists of our public-private partnership secure services operations in Australia, South Africa and the United Kingdom. Our Facility Construction & Design segment primarily contracts with various states, local and federal agencies, as well as international agencies, for the design and construction of facilities for which we generally have been, or expect to be, awarded management contracts. Financial information about these segments for years 2020, 2019 and 2018 is contained in Note 15 — Business Segments and Geographic Information included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Recent Developments

COVID-19

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact those entrusted in our care and governmental partners. During the year ended December 31, 2020 we incurred significant disruptions from the COVID-19 pandemic but are unable to predict the overall future impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties related to the pandemic. Refer to further discussion regarding the economic impacts of COVID-19 to our operations in the Outlook section included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Order

On January 26, 2021, President Biden signed an executive order directing the United States Attorney General not to renew U.S. Department of Justice (“DOJ”) contracts with privately operated criminal detention facilities, as consistent with applicable law (the “Executive Order”). Two agencies of the DOJ, the Federal Bureau of Prisons (“BOP”) and U.S. Marshals Service (“USMS”), utilize our services. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts.  Our contracts with the BOP for our company-owned 1,940-bed Great Plains Correctional Facility, our company-owned 1,732-bed Big Spring Correctional Facility, our company-owned 1,800-bed Flightline Correctional Facility, and our company-owned 1,800-bed North Lake Correctional Facility have renewal option periods that expire on May 31, 2021,  November 30, 2021, November 30, 2021, and September 30, 2022, respectively. Additionally, the contracts with the BOP for the county owned and managed 1,800-bed Reeves County Detention Center I & II and the 1,376-bed Reeves County Detention Center III have renewal option periods that expire September 30, 2022 and June 30, 2022, respectively. We have a management agreement with Reeves County, Texas for the management oversight of these two county-owned facilities. The Great Plains, Big Spring, Flightline, Northlake Correctional Facilities, Reeves County Detention Center I & II and Reeves County Detention Center III generate annualized revenues for GEO of approximately $35 million, $33 million, $35 million, $35 million, $4 million and $3 million, respectively. The BOP has experienced a decline in federal prison populations over the last several years, a trend that has more recently been accelerated by the COVID-19 global pandemic. As a result of the Executive Order and the decline in federal prison populations, we expect that our above described contracts with the BOP may not be renewed over the coming years. Please see “Risk Factors—Risks Relating to Public-Private Partnerships.” Additionally, please refer to “Contract Expirations” below for a discussion of three other BOP contracts whose expiration we had already announced prior to the signing of the Executive Order. For the year ended December 31, 2020, our secure services contracts with the BOP accounted for approximately 12% of our total revenues.

Unlike the BOP, the USMS does not own and operate its detention facilities. The USMS contracts for the use of facilities, which are generally located in areas near federal courthouses, primarily through intergovernmental service agreements, and to a lesser extent, direct contracts. With respect to the USMS, the agency may determine to conduct a review of the possible application of the Executive Order on its facilities. For the year ended December 31, 2020, our contract and agreements with the USMS accounted for approximately 13% of our total revenues.

President Biden’s administration may implement further executive orders or directives relating to federal criminal justice policies and immigration policies which may impact the federal government’s use of public-private partnerships with respect to correctional and detention needs, including with respect to our contracts, and/or may impact the budget and spending priorities of federal agencies, including the BOP, USMS, and Immigration and Customs Enforcement (“ICE”). For a description of BOP, USMS and ICE facilities, please see “Business—Facilities and Day Reporting Centers.”

Quarterly Dividends

In October 2020, the GEO Board of Directors decided to reduce GEO’s quarterly cash dividend beginning with the quarterly dividend paid on October 23, 2020 from $0.48 per share, or $1.92 per share annualized, to $0.34 per share, or $1.36 per share annualized. The GEO Board of Directors took this action based on a determination that it is in the best interests of GEO and our shareholders to apply excess cash flow to debt reduction. In January 2021, the GEO Board of Directors decided to further reduce GEO’s quarterly cash dividend beginning with the quarterly dividend paid on February 1, 2021 from $0.34 per share, or $1.36 per share annualized, to $0.25 per share, or $1.00 per share annualized. The reduction of GEO’s quarterly dividend payment will allow GEO to continue its focus on paying down debt and to balance its continued creation of value for GEO shareholders with prudent management of its balance sheet. The GEO Board of Directors will continue to evaluate GEO’s dividend policy and capital allocation. The declaration of future quarterly cash dividends is subject to approval by the GEO Board of Directors and to meeting the requirements of all applicable laws and regulations. The GEO Board of Directors retains the power to modify or eliminate GEO’s quarterly dividend as it may deem necessary or appropriate in the future to consider factors including, but not limited to, long-term capital needs and access to the capital markets.

Senior Credit Facility

On November 6, 2020, out of an abundance of caution and as a liquidity management strategy, GEO elected to draw down $250 million in borrowings under its credit facility. In order to maintain maximum financial flexibility, GEO plans to maintain this liquidity on hand.

Contract Awards

On March 24, 2020, we announced that our wholly owned subsidiary, BI Incorporated, has signed a contract with ICE for the continued provision of case management and supervision services under the federal government’s Intensive Supervision and Appearance Program (“ISAP”). The contract has a term of five years, effective April 1, 2020. Subsequently, a competitor filed a protest challenging the award of the contact. On July 8, 2020, the Government Accountability Office denied the protest and upheld the contract award.

We were also successful in our rebid of the continued operation of our company-owned 1,904-bed South Texas ICE Processing Center contract. The contract became effective on August 6, 2020 and has a ten-year term, inclusive of renewal options.

Contract Expirations

On June 19, 2020, GEO was notified by BOP that the BOP will not be resoliciting the 1,900 beds at GEO’s company-owned D Ray James Correctional Facility in Folkston, Georgia upon the expiration of the facility management contract between GEO and the BOP. The facility management contract was entered into in October 2010 with a base period of four years and with three renewal options for successive two-year periods. The third renewal period concluded on September 30, 2020. During the third quarter of 2020, GEO entered into a four-month extension of this contract through January 31, 2021, as the BOP evaluates its future capacity needs. The facility management contract for the D Ray James Correctional Facility generated approximately $60 million in annualized revenues for GEO.

On November 23, 2020, GEO announced that the BOP has decided to not rebid the contract for the company-owned, 1,450-bed Rivers Correctional Facility in North Carolina, which is set to expire on March 31, 2021. The 10-year contract for the Rivers Correctional Facility generated approximately $43 million in annualized revenues for GEO.

On January 20, 2021, GEO announced that the BOP has decided to not exercise the contract renewal option for the company-owned, 1,878-bed Moshannon Valley Correctional Facility in Pennsylvania, when the contract base period expires on March 31, 2021. The 10-year contract for the Moshannon Valley Correctional Facility generated approximately $42 million in annualized revenues for GEO.

GEO expects to market the D. Ray James Correctional Facility, the Rivers Correctional Facility and the Moshannon Valley Correctional Facility to other federal and state agencies.

Idle Facilities

In our Secure Services segment, we are currently marketing approximately 990 vacant beds with a net book value of approximately $24 million at two of our idle facilities to potential customers. In our GEO Care segment, we are currently marketing approximately 1,100 vacant beds with a net book value of approximately $26 million at two of our idle facilities to potential customers. The combined annual carrying cost of these idle facilities in 2021 is estimated to be $6.3 million, including depreciation expense of $2.3 million. We currently do not have any firm commitments or agreements in place to activate these facilities but have ongoing contact with several potential customers. Historically, some facilities have been idle for multiple years before they received a new contract award. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if the two idle facilities in our Secure Services and GEO Care segments were to be activated using our Secure Services average per diem rate in 2020, (calculated as the Secure Services revenue divided by the number of Secure Services mandays) and based on the average occupancy rate in our facilities for 2020, we would expect to receive annual incremental revenue of approximately $51 million and an increase in annual earnings per share of approximately $.02 to $.05 per share based on our average operating margin. Refer to the discussion under Executive Order and Contract Expirations above for discussion of recent developments.

Quality of Operations

We operate each facility in accordance with our company-wide policies and procedures and with the standards and guidelines required under the relevant management contract. For many facilities, the standards and guidelines include those established by the American Correctional Association, or (“ACA”). The ACA is an independent organization of corrections professionals, which establishes correctional facility standards and guidelines that are generally acknowledged as a benchmark by governmental agencies responsible for correctional facilities. Many of our contracts in the United States require us to seek and maintain ACA accreditation for our facilities. We have sought and received ACA accreditation and re-accreditation for all such facilities. We achieved a median re-accreditation score of 100% as of

December 31, 2020. Approximately 89% of our 2020 U.S. Secure Services revenue was derived from ACA accredited facilities for the year ended December 31, 2020. We have also achieved and maintained accreditation by The Joint Commission at five of our secure service facilities and at seven of our youth services locations. We have been successful in achieving and maintaining accreditation under the National Commission on Correctional Health Care ("NCCHC") in a majority of the facilities that we currently operate. The NCCHC accreditation is a voluntary process which we have used to establish comprehensive health care policies and procedures to meet and adhere to the ACA standards. The NCCHC standards, in most cases, exceed ACA Health Care Standards and we have achieved this accreditation at 14 of our U.S. Secure Services facilities and at one youth services location. Additionally, B.I. Incorporated ("BI") has achieved a certification for ISO 9001:2008 for the design, production, installation and servicing of products and services produced by the electronic monitoring business units, including electronic home arrest and electronic monitoring technology products and monitoring services, installation services, and automated caseload management services.

Corporate Social Responsibility

In September 2020, we issued our second Human Rights and ESG report. The Human Rights and ESG report builds on the important milestone we achieved in 2013 when our Board adopted a Global Human Rights Policy by providing disclosures related to how we inform our employees of our commitment to respecting human rights; the criteria we use to assess human rights performance; and our contract compliance program, remedies to shortcomings in human rights performance, and independent verification of our performance by third party organizations. The Human Rights and ESG report also addresses criteria, based on recognized ESG reporting standards, related to the development of our employees; our efforts to advance environmental sustainability in the construction and operation of our facilities; and our adherence to ethical governance practices throughout our company. The report covers the year ended December 31, 2019 with supporting data from 2017-2019 where possible. The report showcases, among other items, our company wide awareness and training programs, our commitment to a safe and humane environment for everyone in our care, employee diversity, addressing recidivism through our GEO Continuum of Care, our engagement efforts with our stakeholders, oversight and contract compliance, conservation measures and enhanced environmental sustainability efforts.

The Human Rights and Environmental, Social and Governance, (“ESG”) report was prepared with reference to the GRI Standards related to General Disclosures, Economic Topics, Environmental Topics and Social Topics based on the Global Reporting Initiative, or GRI, issued by the Global Sustainability Standards Board and the UN Guiding Principles on Business and Human Rights. GRI is an international independent standards organization created to help business, government and other organizations understand and communicate how their operations affect issues of global importance, such as human rights, corruption and climate change. We have referenced the GRI Standards and the UN Guiding Principles on Business and Human Rights as we have recognized the need for a transparent and disciplined enterprise-wide approach. In our pursuit of this approach, we have begun with the following set of ongoing objectives:

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

Facility Design, Construction and Finance

We offer governmental agencies consultation and management services relating to the design and construction of new secure facilities and the redesign and renovation of older facilities including facilities we own, lease or manage as well as facilities we do not own, lease or manage. Domestically, as of December 31, 2020, we have provided services for the design and construction of approximately 57 facilities and for the redesign, renovation and expansion of approximately 78 facilities. Internationally, as of December 31, 2020, we have provided services for the design and construction of 11 facilities and for the redesign, renovation and expansion of two facilities.

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

When designing a facility, our architects use, with appropriate modifications, prototype designs we have used in developing prior projects. We believe that the use of these designs allows us to reduce the potential of cost overruns and construction delays, thus controlling costs both to construct and to manage the facility. Our facility designs also maintain security because they increase the area under direct surveillance by correctional officers and make use of additional electronic surveillance.

Competitive Strengths

Attractive REIT Profile

We believe the key characteristics of our business make us a highly attractive REIT. We are in a real estate intensive industry. Since our inception, we have financed and developed dozens of facilities. We have a diversified set of investment grade customers in the form of government agencies which are required to pay us on time by law. Our occupancy rates have historically generated a stable and sustainable stream of revenue. The REIT structure also allows us to pursue growth opportunities due to the capital-intensive nature of our business.

Long-Term Relationships with High-Quality Government Customers

We have developed long-term relationships with our federal, state and other governmental customers, which we believe enhance our ability to win new contracts and retain existing business. We have provided secure management services to the United States Federal Government for 34 years, the State of California for 32 years, prior to the new California law AB 32 that went into effect on January 1, 2020 (aimed at phasing out public-private partnership contracts for the operation of secure facilities within California and facilities outside of the State of California housing State of California inmates), the State of Texas for approximately 33 years, various Australian state government entities for 29 years and the State of Florida for approximately 27 years. These customers accounted for approximately 73% of our consolidated revenues for the fiscal year ended December 31, 2020.

Recurring Revenue with Strong Cash Flow

Our revenue base has historically been derived from our long-term customer relationships. We have historically been able to expand our revenue base by continuing to reinvest our strong operating cash flow into expansionary projects and through strategic acquisitions that provide scale and further enhance our service offerings. Our consolidated revenues have grown to $2.4 billion in 2020. We expect our operating cash flow to be well in excess of our anticipated annual maintenance capital expenditure needs, which would provide us significant flexibility for the repayment of indebtedness and future dividend payments in connection with operating as a REIT.

Sizeable International Business

Our international infrastructure, which leverages our operational excellence in the U.S., allows us to aggressively target foreign opportunities that our U.S. based competitors without overseas operations may have difficulty pursuing. We currently have international operations in Australia, South Africa and the United Kingdom. Our international services business, including our facility construction and design business currently in Australia, generated approximately $227.5 million of revenues, representing approximately 10% of our consolidated revenues for the year ended December 31, 2020. Included in our international revenues in 2020, 2019 and 2018 are construction revenues related to the expansion of our Fulham facility in Victoria, Australia which are also presented in our Facility Design & Construction segment. We believe we are well positioned to continue benefiting from foreign governments’ initiatives to enter into public-private partnerships for secure services.

Experienced, Proven Senior Management Team

Our Chief Executive Officer and founder, George C. Zoley, Ph.D., has led our Company for 36 years and has established a track record of growth and profitability. Under his leadership, our annual consolidated revenues from operations have grown from $207.0 million in 1997 to $2.4 billion in 2020. Dr. Zoley is one of the pioneers of the industry, having developed and opened what we believe to be one of the first public-private partnership secure services facilities in the U.S. in 1986. Our Chief Financial Officer, Brian R. Evans, has been with our Company for over 20 years and led our conversion to a REIT as well as the integration of our recent acquisitions and financing activities. Our top seven senior executives have an average tenure with our Company of over 10 years.

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

Pursue International Growth Opportunities

As a global provider of public-private partnership secure services, we are able to capitalize on opportunities to operate existing or new facilities on behalf of foreign governments. We have seen increased business development opportunities including opportunities to cross sell our expanded service offerings in recent years in the international markets in which we operate. We will continue to actively bid on new international projects in our current markets and in new markets that fit our target profile for profitability and operational risk.

Selectively Pursue Acquisition Opportunities

We intend to continue to supplement our organic growth by selectively identifying, acquiring and integrating businesses that fit our strategic objectives and enhance our geographic platform and service offerings. Since 2005, and including the acquisitions of Community Education Centers, Protocol Criminal Justice, Inc., Soberlink, Inc. and the correctional and detention facilities of LCS Corrections Services, Inc. we have completed nine acquisitions for total consideration, including debt assumed, in excess of $2.0 billion. Our management team utilizes a disciplined approach to analyze and evaluate acquisition opportunities, which we believe has contributed to our success in completing and integrating our acquisitions.

Intellectual Property and Patents

We have numerous United States and foreign patents issued as well as a number of United States patents pending in the electronic monitoring space. These patents protect our intellectual property rights and provide us with a competitive advantage by seeking to prevent our competitors from duplicating our technology and/or products in the electronic monitoring line of business. The remaining duration of our patents range from 18 months to 20 years.

Facilities and Day Reporting Centers

The following table summarizes certain information with respect to: (i) U.S. and international secure services facilities; (ii) community-based services facilities; and (iii) residential and non-residential youth services facilities. The information in the table includes the facilities that we (or a subsidiary or joint venture of GEO) owned, operated under a management contract, had an agreement to provide services, had an award to manage or was in the process of constructing or expanding during the year ended December 31, 2020:

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned
Secure Services — Western Region:
Adelanto ICE Processing Center, Adelanto, CA (3)	1,940	ICE	Federal Detention	Minimum/Medium	December 2019	5 years	Two, 5 years	Owned
Aurora/CE Processing Center Aurora, CO	1,532	ICE / USMS	Federal Detention	All Levels	September 2011/October 2012	2 years /2 years	Four, Two-year / Four, Two-year	Owned
Central Arizona Correctional and Rehabilitation Facility Florence, AZ	1,280	AZ DOC	State Sex Offender Correctional	Minimum/Medium	December 2006	10 years	Two, Five-year	Managed
Central Valley Annex McFarland, CA	700	ICE / USMS	Federal Detention	Medium	December 2019/January 2021	5 years/1 year	Two, Five-year/None	Owned
Desert View Annex Adelanto, CA	750	ICE	Federal Detention	Medium	December 2019	5 years	Two, Five-year	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned
El Centro Detention Facility, CA	512	USMS	Federal Detention	Medium	December 2019	2 years	Three, Two-year options, plus one, nine-month	Managed
Florence West Correctional and Rehabilitation Florence, AZ	750	AZ DOC	State DUI/RTC Correctional	Minimum	October 2002	10 years	Two, Five-year	Managed
Golden State Annex McFarland, CA	700	ICE	Federal Detention	Medium	December 2019	5 years	Two, Five-year	Owned
Guadalupe County Correctional Facility Santa Rosa, NM (3)	600	NMCD - IGA	Local/State Correctional	Medium	January 1999	Perpetual	None	Owned
Kingman Correctional and Rehabilitation facility, Kingman, AZ	3,400	AZ DOC	State Correctional Facility	Minimum/Medium	January 2008	10 years	Two, Five-year	Managed
Lea County Correctional Facility Hobbs, NM (3)	1,200	NMCD - IGA	Local/State Correctional	Medium	January 1999	Perpetual	None	Owned
McFarland Female Community Reentry Facility McFarland, CA	300	Idle						Owned
Mesa Verde ICE Processing Center Bakersfield, CA (3)	400	ICE	State Correctional	Minimum	December 2019	5 Years	Two, Five year	Owned
Northwest ICE Processing Center Tacoma, WA	1,575	ICE	Federal Detention	All Levels	September 2015	1 Year	Nine, One-Year	Owned
Phoenix West Correctional and Rehabilitation Phoenix, AZ	500	AZ DOC	State DWI Correctional	Minimum	July 2002	10 years	Two, Five-year	Managed
Western Region Detention Facility San Diego, CA	770	USMS	Federal Detention	Maximum	November 2017	1 Year, 10 Months	Four, Two-year	Leased

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned
Secure Services — Central Region:
Big Spring Correctional Facility Big Spring, TX	1,732	BOP	Federal Correctional	Medium	December 2017	2 Years	Eight, One-Year	Owned
Flightline Correctional Facility, TX	1,800	BOP	Federal Correctional	Medium	December 2017	2 Years	Eight, One-Year	Owned
Brooks County Detention Center, TX (3)	652	USMS - IGA	Local & Federal Detention	Medium	March 2013	Perpetual	None	Owned
Coastal Bend Detention Center,TX (3)	1,176	USMS - IGA	Local & Federal Detention	Medium	July 2012	Perpetual	None	Owned
Eagle Pass Correctional Facility, Eagle Pass, TX	661	USMS	Federal Detention	Medium	October 2020	Perpetual	None	Owned
East Hidalgo Detention Center (3)	1,346	USMS - IGA	Local & Federal Detention	Medium	July 2012	Perpetual	None	Owned
Great Plains Correctional Facility Hinton, OK	1,940	BOP	Federal Correctional	Minimum	June 2015	5 years	Five, One-Year Plus One Six-Month Extension	Owned
Joe Corley Processing Center Conroe, TX	1,517	USMS / ICE	Local Correctional	Medium	July 2008/ September 2018	Perpetual/5 Years	None/Five-year	Owned
Karnes Detention Facility Karnes City, TX (3)	679	USMS - IGA	Local & Federal Detention	All Levels	February 1998	Perpetual	None	Owned
Karnes County Family Residential Center,TX (3)	1,300	ICE - IGA	Federal Detention	All Levels	December 2010	5 years	Two, Five-Year	Owned
Kinney County Detention Center, TX (3)	384	USMS - IGA	Local & Federal Detention	Medium	September 2013	Perpetual	None	Managed
Lawton Correctional Facility Lawton, OK	2,682	OK DOC	State Correctional	Medium	July 2018	1 Year	Four, Automatic One-year	Owned
Montgomery Processing Center Conroe, TX	1,314	ICE	Local & Federal Detention	All levels	October 2018	10 months	Nine, One- year	Owned
Reeves County Detention Center R1/R2, TX	1,800	BOP	Federal Correctional	Low	October 2019	3 year	Seven, one-year, plus one, six-month	Managed

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned
Reeves County Detention Center R3 Pecos, TX	1,376	BOP	Federal Correctional	Low	July 2019	3 years	Seven, One-year, plus One, six-month	Managed
Rio Grande Processing Center Laredo, TX	1,900	USMS	Federal Detention	Medium	October 2008	5 years	Three, Five-year	Owned
South Texas ICE Processing Center Pearsall, TX	1,904	ICE	Federal Detention	All Levels	August 2020	1 year	Nine, One-year	Owned
Val Verde County Detention Facility Del Rio, TX (3)	1,407	USMS - IGA	Local & Federal Detention	All Levels	January 2001	Perpetual	None	Owned
Secure Services — Eastern Region:
Alexandria Staging Facility Alexandria, LA (3)	400	ICE - IGA	Federal Detention	Minimum/Medium	November 2013	Perpetual	None	Owned
Bay Correctional and Rehabilitation Facility Panama City, FL	985	FL DMS	State Correctional	Minimum/Medium	February 2014	3 years	Unlimited, Two-year	Managed
Blackwater River Correctional and Rehabilitation Facility Milton, FL	2,000	FL DMS	State Correctional	Medium/close	October 2010	3 years	Unlimited, Two-year	Managed
Broward Transitional Center Deerfield Beach, FL	700	ICE	Federal Detention	Minimum	July 2015	1 year	Five, One-year plus One, Six-month extension	Owned
Crossroads Reception Center Indianapolis, IN	300	Idle						Owned
D. Ray James Correctional Facility Folkston, GA (6)	1,900	BOP	Federal Detention	All Levels	October 2010	4 years	None	Owned
Folkston ICE Processing Center (3) Folkston, GA	1,118	ICE - IGA	Federal Detention	Minimum	December 2016	1 year	Four, One-year	Owned
George W. Hill Correctional Facility, PA	1,883	Delaware County	State Correctional	Minimum	January 2019	5 years	Two, Two-year options	Managed
Graceville Correctional and Rehabilitation Facility Jackson, FL	1,884	FL DMS	State Correctional	All Levels	February 2014	3 years	Unlimited, Two year	Managed
Heritage Trail Correctional Facility Plainfield, IN	1,066	IN DOC	State Correctional	Minimum	March 2011	4 years	One, Four-year, plus one, one year, four months and two days extension, plus one year extension	Managed
LaSalle ICE Processing Center Jena, LA (3)	1,160	ICE - IGA	Federal Detention	Minimum/Medium	November 2013	Perpetual	None	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned
Lawrenceville Correctional and Rehabilitation Facility Lawrenceville, VA	1,536	VA DOC	State Correctional	Medium	August 2018	5 years	Ten, One-year extensions	Managed
Moshannon Valley Correctional Facility Philipsburg, PA (6)	1,878	BOP	Federal Correctional	Medium	April 2016	5 years	None	Owned
Moore Haven Correctional and Rehabilitation Facility Moore Haven, FL	985	FL DMS	State Correctional	Minimum/ Medium	February 2014	3 years	Unlimited, Two-year	Managed
New Castle Correctional Facility New Castle, IN	3,196	IN DOC	State Correctional	All Levels	September 2005	4 years	One year One month and 20 days, Nine year Seven month 14 days, plus one ninety-day extension, plus one nine-month extension Two, Five-year	Managed
North Lake Correctional Facility Baldwin, MI	1,800	BOP	Federal Correctional	Medium/Maximum	October 2019	3 years	Seven, one-year, plus One Six-Month	Owned
Perry County Correctional Facility, AL	690	Idle						Owned
Pine Prairie ICE Processing Center, LA (3)	1,094	ICE-IGA	State Correctional	Medium	June 2015	5 years	One-month, plus One, fifty nine-month extension	Owned
Queens Detention Facility Jamaica, NY	222	USMS	Federal Detention	Minimum/Medium	April 2019	2 years	Four, Two-year	Owned
Riverbend Correctional and Rehabilitation Facility Milledgeville, GA	1,500	GA DOC	State Correctional	Medium	July 2010	1 year	Forty, One-year	Owned
Rivers Correctional Facility Winton, NC (6)	1,450	BOP	Federal Correctional	Low	April 2011	4 years	None	Owned
Robert A. Deyton Detention Facility Lovejoy, GA	768	USMS	Federal Detention	Medium	February 2008	5 years	Three, Five-year	Leased
South Bay Correctional and Rehabilitation Facility South Bay, FL	1,948	FL DMS	State Correctional	Medium/Close	July 2009	3 years	Four, Two-year, plus One six-month extension, plus One two-year	Managed
South Louisiana ICE Processing Center, LA(3)	1,000	ICE-IGA	State Correctional	Medium	June 2015	5 years	One-month, plus One six-month extension, plus One two-year	Owned
Secure Services — Australia:
Fulham Correctional Centre & Nalu Challenge Community Victoria, Australia	922	VIC DOJ	State Prison	Minimum/Medium	July 2012	4 years	19 years, Four months	Managed
Junee Correctional Centre New South Wales, Australia	1,279	NSW	State Prison	Minimum/Medium	March 2014	5 years	Two, Five year	Managed
Ravenhall Correctional Centre Melbourne, Australia	1,300	VIC DOJ	State Prison	Medium	November 2017	24 years plus 5 months	None	Managed

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned
Secure Services — United Kingdom:
Dungavel House Immigration Removal Centre, South Lanarkshire, UK	249	UKBA	Detention Centre	Minimum	September 2011	5 years	Three, One year, Plus Two-year	Managed
Secure Services — South Africa:
Kutama-Sinthumule Correctional Centre Limpopo Province, Republic of South Africa	3,024	RSA DCS	National Prison	Maximum	February 2002	25 years	None	Managed
Corrections & Detention — Canada:
New Brunswick Youth Centre Mirimachi, Canada(4)	N/A	PNB	Provincial Juvenile Facility	All Levels	October 1997	25 years	One, Ten-year	Managed
GEO Care — Community Based Services:
ADAPPT, PA	186	PA DOC	Community Corrections	Community	February 2019	1 year	Four, One-year options	Owned
Alabama Therapeutic Education Facility, AL	724	AL DOC	Community Corrections	Community	August 2019	1 year	None	Owned
Albert Bo Robinson Assessment & Treatment Center, NJ	900	NJ DOC/NJ State Parole Board	Community Corrections	Community	January 2020/July 2014	2 years/3 years	One, One-year/Three, One-year, plus One six-month extension plus One year	Owned
Alle Kiski Pavilion, PA	104	Idle						Owned
Arapahoe County Residential Center, CO	240	Arapahoe County	Community Corrections	Community	July 2020	1 year	None	Owned
Beaumont Transitional Treatment Center Beaumont, TX	180	TDCJ	Community Corrections	Community	September 2020	2 years	Three, One-year options	Owned
Bronx Community reentry Center Bronx, NY	196	BOP	Community Corrections	Community	July 2020	1 year	Nine, One-year	Leased
Casper Reentry Center, WY	342	BOP/Natrona	Community Corrections	Community	January 2017/July 2019	1 year/2 years	Four, One year/None	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned
Chester County, PA	149	PA DOC	Community Corrections	Community	February 2019	1 year	Four, One-year options	Owned
Cheyenne Mountain Recovery Center, CO	750	Idle						Owned
Coleman Hall, PA	350	Idle						Owned
Community Alternatives of El Paso County, CO	240	El Paso County	Community Corrections	Community	July 2020	1 year	None	Owned
Correctional Alternative Placement Services, CO	45	Idle						Owned
Community Alternatives of the Black Hills, SD	68	BOP	Community Corrections	Community	October 2016	1 year	Four, One-year plus 6 months	Owned
Cordova Center Anchorage, AK	296	BOP / AK DOC	Community Corrections	Community	June 2019/July 2019	1 year/1 year	Nine, One-year renewals/Four, One-year renewals	Owned
Delaney Hall, NJ	1,200	Union County/Essex County/NJ State Parole Board	Community Corrections	Community	January 2020/January 2017/July 2014	2 years/5 years/3 years	Two, One year/None/Three, One- year. Plus One-six-month extension, plus One year	Owned
El Monte Center El Monte, CA	70	BOP	Community Corrections	Community	October 2019	1 year	Nine, One-year options	Leased
Grossman Center Leavenworth, KS	150	BOP	Community Corrections	Community	July 2019	1 year	Nine, One-year options	Owned
Las Vegas Community Correctional Center Las Vegas, NV	124	BOP	Community Corrections	Community	February 2016	1 year	Four, One-year extensions	Owned
Leidel Comprehensive Sanction Center Houston, TX	190	BOP	Community Corrections	Community	January 2021	1 year	Four, One-year	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned
Logan Hall, NJ	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Leased
Long Beach Community Reentry Center, CA	112	CDCR	Community Corrections	Community	November 2019	4 years, 7 months, 4 weeks, 1 day	None	Leased
Marvin Gardens Center Los Angeles, CA	60	BOP	Community Corrections	Community	December 2018	1 year	Four, One year	Leased
McCabe Center Austin, TX	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Mid Valley House Edinburg, TX	128	BOP	Community Corrections	Community	October 2020	1 year	Nine, One year	Owned
Midtown Center Anchorage, AK	32	AK DOC	Community Corrections	Community Corrections	June 2019	1 year	Four, One year	Owned
New Mexico Mens Recovery Academy, NM	174	NM DOC	Community Corrections	Community Corrections	July 2019	4 years	None	Managed
New Mexico Womens Recovery Academy, NM	60	NM DOC	Community Corrections	Community Corrections	July 2019	4 years	None	Managed
Northstar Center Fairbanks, AK	143	AK DOC	Community Corrections	Community	September 2016	10 months	Three, One year, plus one seven month extension	Leased
Oakland Center Oakland, CA	69	BOP	Community Corrections	Community	February 2020	1 year	Nine, One year	Owned
Parkview Center Anchorage, AK	112	AK DOC	Community Corrections	Community	Jun-20	1 year	Three, One year	Owned
Philadelphia Residential Reentry Center	400	BOP	Community Corrections	Community	April 2019	1 year	Four, One year	Owned
Reality House Brownsville, TX	94	BOP	Community Corrections	Community	July 2019	1 year	Four, One year	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Managed Leased/ Owned
Salt Lake City Center Salt Lake City, UT	115	BOP	Community Corrections	Community	June 2019	1 year	Nine, One-year	Owned
Scranton Facility, PA	100	PA DOC	Community Corrections	Community	February 2019	1 year	Four, One-year	Leased
Seaside Center Nome, AK	62	AK DOC	Community Corrections	Community	June 2019	1 year	Four, One-year	Owned
Southeast Texas Transitional Center Houston, TX	500	TDCJ	Community Corrections	Community	September 2020	2 years	Three One-year	Owned
Talbot Hall, NJ	536	Idle						Leased
The Harbor, NJ	260	NJ DOC	Community Corrections	Community	January 2020	2 years	One, One-year	Leased
Toler Hall, NJ	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Leased
Tully House, NJ	344	NJ DOC	Community Corrections	Community	January 2020	2 years	One, One-year	Owned
Taylor Street Center San Francisco, CA	240	BOP / CDCR	Community Corrections	Community	April 2016/July 2017	1 year/3 years	Four, One-year/Two, One-year	Owned
Tundra Center Bethel, AK	85	AK DOC	Community Corrections	Community	June 2019	1 year	Four, One-year options	Owned
Williams Street Center, CO	84	Idle						Owned
GEO Care — Youth Services:

Abraxas Academy Morgantown, PA	214	Various	Youth Residential	Secure	June 2005	None	None	Owned
Abraxas I Marienville, PA	204	Various	Youth Residential	Staff Secure	May 2005	None	None	Owned
Abraxas Ohio Shelby, OH	100	Various	Youth Residential	Staff Secure	June 2005	None	None	Owned
Abraxas Youth Center South Mountain, PA	72	PA Dept of Public Welfare	Youth Residential	Secure/Staff Secure	June 2005	None	None	Leased
Camp Aspen, SC	36	SC Dept. of Juvenile Justice	Youth Residential	Staff Secure	August 2014	1 year	Three, Two-year	Managed
DuPage Interventions Hinsdale, IL	36	Idle						Owned
Hector Garza Center San Antonio, TX	139	Idle			June 2005			Owned
Leadership Development Program South Mountain, PA	128	Various	Youth Residential	Staff Secure	June 2005	None	None	Leased
Southern Peaks Regional Treatment Center Canon City, CO	136	Various	Youth Residential	Staff Secure	June 2005	None	None	Owned
Southwood Interventions Chicago, IL	80	IL DASA, City of Chicago, Medicaid	Youth Residential	Staff Secure	June 2005	None	None	Owned
Woodridge Interventions Woodridge, IL	90	IL DASA, Medicaid	Youth Residential	Staff Secure	June 2005	None	None	Owned

The following table summarizes certain information with respect to our reentry Day Reporting Centers, which we refer to as DRCs. The information in the table includes the DRCs that we (or a subsidiary or joint venture of GEO) operated under a management contract or had an agreement to provide services as of December 31, 2020:

DRC Location	Number of reporting centers	Type of Customers	Commencement of current contract(s)	Base period	Renewal options	Manage only/ lease
Colorado (5)	3	State, County	Various, 2018 – 2020	1 year	Varies	Lease
California	25	State, County	Various, 2016 – 2020	3 years	One, One-year	Lease or Manage only
New Jersey	5	State, County	2021	4 years	One, One-year	Lease
Pennsylvania	7	State, County	Various, 2006 – 2018	3 to 5 years	Varies	Lease
Illinois	8	State, County	2018	5 years	One, Five-year	Lease or Manage only
Kansas	1	County	2018	1 year	Four, One-year	Lease
Louisiana	6	State	2018	3 years	None	Lease
Tennessee	11	State	2020	5 years	Five, One-year	Lease
Idaho	4	State	2020	3 years	After base, may be renewed, extended or amended	Lease
Kentucky	1	County	2020	1 year	Four, One-year	Lease

Customer Legend:

Abbreviation	Customer
AL DOC	Alabama Department of Corrections
AK DOC	Alaska Department of Corrections
AZ DOC	Arizona Department of Corrections
BOP	Federal Bureau of Prisons
CDCR	California Department of Corrections & Rehabilitation
CO DOC	Colorado Department of Corrections
FL DOC	Florida Department of Corrections
FL DMS	Florida Department of Management Services
GA DOC	Georgia Department of Corrections
ICE	U.S. Immigration & Customs Enforcement
ID DOC	Idaho Department of Corrections
IN DOC	Indiana Department of Correction
IGA	Inter-governmental Agreement
IL DASA	Illinois Department of Alcoholism and Substance Abuse
LA DOC	Louisiana Department of Corrections
NJ DOC	New Jersey Department of Corrections
NM DOC	New Mexico Department of Corrections
NSW	Commissioner of Corrective Services for New South Wales, Australia
OK DOC	Oklahoma Department of Corrections
PA DOC	Pennsylvania Department of Corrections
PNB	Province of New Brunswick
QLD DCS	Department of Corrective Services of the State of Queensland, Australia
RSA DCS	Republic of South Africa Department of Correctional Services
SC Dept of Juvenile Justice	South Carolina Department of Juvenile Justice
SD DOC	South Dakota Department of Corrections
TDCJ	Texas Department of Criminal Justice
TYC	Texas Youth Commission
UKBA	United Kingdom Border Agency
USMS	United States Marshals Service
VA DOC	Virginia Department of Corrections
VIC DOJ	Department of Justice of the State of Victoria, Australia
VT DOC	Vermont Department of Corrections
WA DOC	Washington Department of Corrections

(1)

Capacity as used in the table refers to operational capacity consisting of total beds for all facilities except for certain Non-Residential Service Centers under Youth Services for which we have provided service capacity which represents the number of juveniles that can be serviced daily.

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
(5)

The Colorado Day Reporting Centers provide many of the same services as the full-service Day Reporting Centers, but rather than providing these services through comprehensive treatment plans dictated by the governing authority, these services are provided on a fee for service basis. Such services may be connected to government agency contracts and would be reimbursed by those agencies. Other services are offered directly to offenders allowing them to meet court-ordered requirements and are paid by the offender as the service is provided.

(6)

These contracts for each of the D. Ray James Correctional Facility, Rivers Correctional Facility and Moshannon Valley Correctional Facility expire on January 31, 2021, March 31, 2021 and March 31, 2021, respectively. Please see the discussion above under Recent Developments – Contract Expirations.

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

Aside from our customers’ unilateral right to terminate our facility management contracts with them at any time for any reason, there are two points during the typical lifecycle of a contract which may result in the loss by us of a facility management contract with our customers. We refer to these points as contract “renewals” and contract “re-bids.” Many of our facility management contracts with our government customers have an initial fixed term and subsequent renewal rights for one or more additional periods at the unilateral option of the customer. Because most of our contracts for youth services do not guarantee placement or revenue, we have not considered these contracts to ever be in the renewal or re-bid stage since they are more perpetual in nature. As such, the contracts for youth services are not considered as renewals or re-bids nor are they included in the table below. We count each government customer’s right to renew a particular facility management contract for an additional period as a separate “renewal.” For example, a five-year initial fixed term contract with customer options to renew for five separate additional one-year periods would, if fully exercised, be counted as five separate renewals, with one renewal coming in each of the five years following the initial term. As of December 31, 2020, 54 of our facility management contracts representing approximately 40,000 beds are scheduled to expire on or before December 31, 2021, unless renewed by the customer at its sole option in certain cases, or unless renewed by mutual agreement in other cases. These contracts represented approximately 33% of our consolidated revenues for the year ended December 31, 2020. We undertake substantial efforts to renew our facility management contracts. Our average historical facility management contract renewal rate approximates 90%. However, given their unilateral nature, we cannot assure you that our customers will in fact exercise their renewal options under existing contracts. In addition, in connection with contract renewals, either we or the contracting government agency have typically requested changes or adjustments to contractual terms. As a result, contract renewals may be made on terms that are more or less favorable to us than those in existence prior to the renewals.

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

As of December 31, 2020, 22 of our facility management contracts as well as certain of our other management contracts that are also subject to competitive re-bid may be subject to competitive re-bid in 2021. These contracts in the aggregate represented 10% and approximately $239 million of our 2020 consolidated revenues. The following table sets forth the number of facility management contracts that we currently believe will be subject to competitive re-bid in each of the next five years and thereafter, and the total number of beds relating to those potential competitive re-bid situations during each period:

Year	Re-bid	Total Number of Beds up for Re-bid
2021	22	11,847
2022	12	5,485
2023	8	3,910
2024	16	1,031
2025	12	7,460
Thereafter	36	33,881
Total	106	63,614

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

Human Capital Resources

The Company’s key human capital management objectives are to attract, retain and develop the highest quality talent. To support these objectives, the Company’s human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay, benefit, and perquisite programs; enhance the Company’s culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high-performing, diverse workforce; and evolve and invest in technology, tools, and resources to enable employees at work.

At December 31, 2020, we had approximately 20,000 full-time employees. Of our full-time employees, approximately 430 were employed at our corporate headquarters and regional offices and approximately 20,000 were employed at facilities and international offices. We employ personnel in positions of management, administrative and clerical, security, educational services, human resource services, health services and general maintenance at our various locations.

Approximately 6,000 and 1,400 employees are covered by collective bargaining agreements in the United States and at international offices, respectively. GEO welcomes the participation of labor unions in our facilities and respects the rights of individual employees to choose whether or not to join labor organizations. We actively participate in the collective bargaining process, negotiate in good faith and maintain excellent working relationships with each of the unions representing our employees. As a result, over the years, GEO has not experienced any significant or major labor actions, such as strikes or work stoppages.

Training

GEO has a robust training program for staff at all levels of the organization. Our training of managerial, administrative, and security staff is based on the standards set by the American Correctional Association. Training includes classroom learning, practical exercises, course examinations, and on-the-job training. GEO’s corporate policy also mandates that every new employee receive orientation training prior to undertaking any assignments

Under the laws applicable to most of our operations, and internal company policies, our correctional officers are required to complete a minimum amount of training. We generally require at least 40 hours of pre-service training before an employee is allowed to assume their duties plus an additional 120 hours of training during their first year of employment in our domestic facilities, consistent with ACA standards and/or applicable state laws. In addition to the usual 160 hours of training in the first year, most states require 40 or 80 hours of on-the-job training. Florida law requires that correctional officers receive 520 hours of training. We believe that our training programs meet or exceed all applicable requirements.

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

At least 160 hours of training are required for our employees in Australia and South Africa before such employees are allowed to work in positions that will bring them into contact with individuals within our care. Our employees in Australia and South Africa receive a minimum of 40 hours of refresher training each year. In the United Kingdom, our corrections employees also receive a minimum of 240 hours prior to coming in contact with individuals within our care and receive additional training of approximately 25 hours annually.

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

Health, wellness and employee resources

GEO’s benefit offerings are designed to meet the varied and evolving needs of a diverse workforce across businesses and geographies. GEO offers a comprehensive employee benefits program that is competitive for each of the various locations in which we operate across the United States which are designed to develop, attract and retain personnel. The variety of our benefit offerings is designed to provide individual employees with the flexibility to choose coverage options and benefits that best meet their needs and address their priorities

As the COVID-19 pandemic has impacted communities across the United States and around the world, our employees have also been impacted by the spread of COVID-19. Ensuring the health and safety of our employees and all those in our care has always been our number one priority. We advise our employees to remain home if they exhibit flu-like symptoms, and we have exercised and continue to exercise flexible paid leave and paid time off policies to allow for employees to remain home if they exhibit flu-like symptoms or to care for a family member.

Career Growth and Development

GEO employees and their family members (parent, spouse and child) are eligible to further pursue their educational goals by receiving reduced tuition rates on a variety of accredited on-line degree programs in business, education, healthcare and other disciplines provided at 14 different higher educational institutions. A tuition reimbursement program is also available for GEO employees pursuing their education as they work to develop their skills and enhance their job performance. Tuition reimbursement is provided to eligible employees for courses offered by accredited colleges, universities, and secretarial and trade schools. Separately, GEO’s subsidiary, BI Incorporated, offers an education assistance program to its full-time employees with at least one year of service. Employees who enroll in the program are eligible to receive up to $3,500 a year in tuition reimbursement.

Diversity and Inclusion

In all areas of our business, GEO strives to achieve wider racial and ethnic diversity. In 2020, two of our board seats were held by members of minority communities. Across our organization, under-represented minorities of the United States of America – including African Americans, Hispanic and Latino, Asian, Pacific Islander, Native Hawaiian and Native American/Alaskan – currently account for 64% of our U.S. employees. Minorities comprise 42% of GEO’s corporate workforce, 70% of our facility security staff, and 29% of those serving in management positions as directors or above.

Additionally, women comprise an equal portion of GEO’s U.S. workforce and play a significant role in our leadership and management. Women are also involved at the highest levels of our organization. Of the nine members of GEO’s Board of Directors in 2020, two are women. In 2018, the organization 2020 Women on Boards recognized GEO Group as a Winning Company for its commitment to board diversity. Winning Companies champion board diversity by having 20% or more of their board seats held by women. This marked the fourth consecutive year in which GEO had been recognized by 2020 Women on Boards, whose goal is to increase the percentage of women on all corporate boards to 20 percent by 2020.

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

We currently maintain a general liability policy and excess liability policies with total limits of $70.0 million per occurrence and $90 million in total general liability annual aggregate limits covering the operations of U.S. Secure Services, GEO Care's community-based services, GEO Care's youth services and BI. We have a claims-made liability insurance program with a specific loss limit of $40.0 million per occurrence and in the aggregate related to medical professional liability claims arising out of correctional healthcare services. We are uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability and cybersecurity liability.

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

Of the reserves discussed above, our most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves are undiscounted and were $78.9 million and $68.2 million as of December 31, 2020 and 2019, respectively and are included in accrued expenses in the accompanying balance sheets. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially adversely impacted.

International Operations

Our international operations for fiscal years 2020, 2019 and 2018 consisted of the operations of our wholly-owned Australian subsidiaries, our wholly owned subsidiary in the United Kingdom, and South African Custodial Management Pty. Limited, our consolidated joint venture in South Africa, which we refer to as SACM. In Australia, our wholly owned subsidiary, GEO Australia, currently manages three facilities. We operate one facility in South Africa through SACM. Our wholly owned subsidiary in the United Kingdom, The GEO Group UK Ltd., operates the 217-bed Dungavel House Immigration Removal Centre located near Glasgow, Scotland. See Item 7 for more discussion related to the results of our international operations. Financial information about our operations in different geographic regions appears in Note-15 Business Segments and Geographic Information in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Business Concentration

Except for the major customers noted in the following table, no other single customer made up greater than 10% of our consolidated revenues for these years.

Customer	2020	2019	2018
Various agencies of the U.S. Federal Government:	56%	53%	50%

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

Item 1A.Risk Factors

Summary of Risk Factors

The risk factors summarized and detailed below could materially adversely affect our business, financial condition, or results of operations, impair our future prospects and/or cause the price of our common stock to decline. Additional risks not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business operations. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:

Risks Related to Public-Private Partnerships

•	Public opposition to the use of public-private partnerships could have a material adverse effect.

Risks Related to Our High Level of Indebtedness

•	Our level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt service obligations.
•

We may not be able to refinance our debt as it matures because many banks are unwilling to loan money to private operators of secure correctional and detention facilities, processing centers, and reentry centers or assist us in capital markets transactions in which we could sell debt or equity securities.  Specifically, of the 65 banks in our lending syndicate, six have informed us that they will not renew their lending commitments to us when such commitments expire in 2024. These six banks represent 54% of the lending commitments under the revolver component of our senior credit facility. If we cannot generate sufficient free cash flow to service our debt or convince our lenders to refinance our debt or assist us in capital markets transactions to raise funds to refinance our debt, we may be required to divest assets or take other actions to repay debt.

•	We are incurring significant indebtedness in connection with substantial ongoing capital expenditures.
•	We may still incur more indebtedness which could further exacerbate the risks described above.
•	Our borrowing costs and access to capital and credit markets could be adversely affected by a downgrade or potential downgrade of our credit ratings.
•	The covenants in the indentures governing our outstanding senior notes and our credit facility impose significant operating and financial restrictions.
•	Servicing our indebtedness will require a significant amount of cash.
•	A general increase in interest rates would adversely affect cash flows.
•	We depend on distributions from our subsidiaries to make payments on our indebtedness.
•	We may not be able to satisfy our repurchase obligations in the event of a change of control.

Risks Related to COVID-19 and its Impact on our Business

•	COVID-19 has and we expect it will continue to adversely impact and disrupt our business.

Risks Related to Our Business and Services

•	The loss of, or a significant decrease in revenues from, our limited number of customers could seriously harm our financial condition and results of operations.
•	A decrease in occupancy levels could cause a decrease in revenues and profitability.
•	State budgetary constraints may have a material adverse impact on us.
•	Loss of our facility management contracts could adversely affect our results of operations and liquidity.
•

Our growth depends on our ability to secure contracts to develop and manage new secure facilities, processing centers, and community based facilities and to secure contracts to provide electronic monitoring services, community based reentry services and monitoring and supervisions services, the demand for which is outside our control. .

•	We may not be able to meet state requirements for capital investment or locate land for the development of new facilities.
•	Competition for contracts may adversely affect the profitability of our business.
•	We are dependent on government appropriations.
•	Operating youth services facilities poses certain unique or increased risks and difficulties.
•	Adverse publicity may negatively impact our ability to retain existing contracts and obtain new contracts.
•	We may incur significant start-up and operating costs on new contracts before receiving related revenues.
•	We may face community opposition to facility locations, which may adversely affect our ability to obtain new contracts.
•	Catastrophic events could disrupt operations and otherwise materially adversely affect our business.
•	Our international operations expose us to risks that could materially adversely affect our financial conditions and results of operations.
•	We conduct certain of our operations through joint ventures or consortiums.
•	Our results could be impacted by our ability to obtain adequate levels of surety credit.
•	We are dependent upon our senior management and our ability to attract and retain sufficient qualified personnel.
•	Adverse developments in our relationship with our employees could adversely affect our business.
•	Our profitability may be adversely affected by inflation.

Risks Related to REIT Status

•	If we fail to remain qualified as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability.
•	Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”).
•	Complying with the REIT requirements may cause us to liquidate or forgo otherwise attractive opportunities.
•	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
•	REIT distribution requirements could adversely affect our ability to execute our business plan.
•	Our cash distributions are not guaranteed and may fluctuate.
•	Securityholders could be required to pay income taxes in excess of the cash dividends you receive.
•	Certain of our business activities may be subject to corporate level income tax and foreign taxes.
•	REIT ownership limitations may restrict or prevent shareholders from engaging in certain transfers of our common stock.
•	Our use of TRSs may cause us to fail to qualify as a REIT.
•	New actions could make it more difficult or impossible for us to maintain our qualification as a REIT.

•	Our Board may revoke our REIT status at any time.

Risks Related to Real Estate and Construction Matters

•	Various risks associated with the ownership of real estate may adversely affect our results of operations.
•	Risks related to facility construction and development activities may increase our costs.

Risks Related to the Capital Markets and its Impact on our Business

•	Negative conditions in the capital markets could prevent us from obtaining financing.

Risks Related to our Electronic Monitoring Products and Technology

•	Technological changes could cause a material adverse effect on our business.
•

Any negative changes in the level of acceptance of or resistance to the use of electronic monitoring products and services by government customers could have a material adverse effect on our business, financial condition and results of operations.

•	Our electronic monitoring products and services could be harmed due to third party suppliers.
•	An inability to acquire, protect or maintain our intellectual property could harm our ability to compete.
•	Our electronic monitoring products could infringe on the intellectual property rights of others.
•

We license intellectual property rights in the electronic monitoring space, including patents, from third party owners. If such owners do not properly maintain or enforce the intellectual property underlying such licenses, our competitive position and business prospects could be harmed. Our licensors may also seek to terminate our license.

•	We may be subject to costly product liability claims from the use of our electronic monitoring products.

Risks Related to Information Technology and Cybersecurity

•	The interruption of our services or information systems could adversely affect our business.

Risks Related to Acquisitions

•	We may not be able to successfully identify, consummate or integrate acquisitions.
•	Our goodwill or other intangible assets may become impaired.

Risks Related to Legal, Regulatory and Compliance Matters

•	Failure to comply with regulations and contractual requirements could have a material adverse effect.
•	Our business operations expose us to various liabilities for which we may not have adequate insurance.
•	We may not be able to obtain or maintain the insurance levels required by our government contracts.

Risks Related to Corporate Social Responsibility

•	We are subject to risks related to corporate social responsibility.

Risks Related to Our Common Stock

•	The market price of our common stock may vary substantially.
•	Future sales of shares of our common stock could adversely affect the market price of our common stock and may be dilutive to current shareholders.
•	Various anti-takeover protections applicable to us may make an acquisition of us more difficult and reduce the market value of our common stock.
•	Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on our business and the trading price of our common stock.
•	We may issue additional debt securities that could limit our operating flexibility and negatively affect the value of our common stock.

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

Risks Relating to Public-Private Partnerships

Public and political opposition to the use of public-private partnerships for secure facilities, processing centers and community reentry centers could result in our inability to obtain new contracts or the loss of existing contracts, impact our ability to obtain or refinance debt financing or enter into commercial arrangements, which could have a material adverse effect on our business, financial condition, results of operations and the market price of our securities.

The management and operation of secure facilities, processing centers and community reentry centers under public-private partnerships has not achieved complete acceptance by either government agencies or the public. Some governmental agencies have limitations on their ability to delegate their traditional management responsibilities for such facilities and centers to private sector companies or they may be instructed by a governmental agency or authority overseeing them to reduce their utilization or scope of public-private partnerships or undertake additional reviews of their public-private partnerships. Any report prepared by or requested by a governmental agency or public official, investigation or inquiry, public statement by any governmental agency or public official, policy or legislative change by any federal, state or local government, or other similar occurrence or action, that seeks to, or purports to, prohibit, eliminate, or otherwise restrict or limit in any way, the federal government’s (or any state or local government’s) ability to contract with private sector companies for the operation of these facilities and centers, could adversely impact our ability to maintain or renew existing contracts or to obtain new contracts.

On January 26, 2021, President Biden signed an Executive Order directing the United States Attorney General not to renew Department of Justice contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the Bureau of Prisons (“BOP”) and U.S. Marshals Service (“USMS”), utilize our services. The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial. As a result of the Executive Order, we expect that our contracts with the BOP may not be renewed over the coming years. With respect to the USMS, it may determine to conduct a review of the possible application of the Executive Order on their facilities acquired primarily through intergovernmental agreements, and to a lesser extent, direct contracts. President Biden’s administration may implement further executive orders or directives relating to federal criminal justice policies and immigration policies which may impact the federal government’s use of public-private partnerships with respect to correctional and detention needs, including with respect to our contracts, and/or may impact the budget and spending priorities of federal agencies, including ICE.

Various state partners have or may choose in the future to undertake a review of their utilization of public-private partnerships. For example, California has enacted legislation aimed at phasing out public-private partnership contracts for the operation of secure facilities within California and facilities outside of the state of California housing state of California inmates. Additionally, we have public-private partnership contracts in place with ICE, the BOP and the U.S. Marshals Service relating to facilities located in California. As we previously disclosed, our contract for our Central Valley facility was discontinued by the State of California at the end of September 2019, and our two other California secure facility contracts for our Desert View and Golden State Facilities expired during 2020. During the fourth quarter of 2019, we signed two 15-year contracts with ICE for five company-owned facilities in California totaling 4,490 beds and a managed-only contract with the U.S. Marshals Service for the government-owned, 512-bed El Centro Service Processing Center in California. Although these contracts were entered into prior to January 1, 2020, the effective date of the legislation, we cannot assure you that there will not be public resistance to the implementation of these contracts, including litigation that may result in increased legal fees and costs. Additionally, we and the U.S. Department of Justice have filed separate legal actions challenging the constitutionality of the attempted ban on new federal contracts entered into after the effective date of the California law. We cannot assure you that we will be successful in challenging the constitutionality of the attempted ban on new federal contracts, obtaining a conclusion to such litigation on a prompt basis, or managing efficiently the costs to be incurred by us and the use of management time and resources on such litigation. Currently, the State of Arizona, the State of New Mexico and the State of Washington have proposed legislation similar to the California law. The Delaware County Council has also been exploring how to end the public-private partnership for GEO’s managed-only contract for the 1,883-bed George W. Hill Correctional Facility located in Thornton, Pennsylvania and transition the operations to the government. The Pennsylvania facility generates approximately $46 million in annualized revenue for GEO.

In addition, the movement toward using public-private partnerships for such facilities and centers has encountered resistance from groups which believe that such facilities and centers should only be operated by governmental agencies. For example, several financial institutions, including some of our lenders, have announced that they will not be renewing existing agreements or entering into new agreements with companies that operate such facilities and centers pursuant to public-private partnerships. Some of these same institutions have ceased their equity analyst coverage of our company. Proposed and future legislation could indirectly impose additional financial restrictions with respect to our business. As an example, New York State Senate Bill S5433A that passed the state senate in February 2020 and is currently in front of the Assembly Banks Committee prohibits New York state chartered banking institutions from investing in and providing financing for privately operated secure facilities. If this bill is ultimately signed into law by the New York governor, certain banks may be restricted from conducting financing activities with us and the secure services sector generally. This bill or any similar bills, regulations and laws that may be proposed in the future may be subject to legal actions and the resolution of such legal actions may take several years, making it difficult to anticipate the overall financial impact on us, our business, financial condition or results of operations. If other financial institutions or third parties that currently provide us with financing or that we do business with decide in the future to cease providing us with financing or doing business with us, such determinations could have a material adverse effect on our business, financial condition and results of operations.

Increased public and political opposition to the use of public-private partnerships for our facilities and centers in any of the markets in which we operate, as a result of these or other factors, could have a material adverse effect on our business, financial condition, results of operations and the market price of our securities.

Risks Related to Our High Level of Indebtedness

Our level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt service obligations.

We have a significant amount of indebtedness. Our total consolidated indebtedness as of December 31, 2020 and 2019 was approximately $2.6 billion and $2.4 billion, respectively, excluding non-recourse debt of $344.6 million and $328.2 million, respectively, and finance lease obligations of $5.0 million and $4.6 million, respectively. As of December 31, 2020 and 2019, we had $59.6 million and $61.9 million, respectively, outstanding in letters of credit and $704.4 million and $520.7 million, respectively, in borrowings outstanding under our revolver. As of December 31, 2020, we had the ability to borrow $136.0 million under our revolver, after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under our senior credit facility with respect to the incurrence of additional indebtedness. At December 31, 2020, we also had approximately AUD 59 million in letters of credit outstanding under our Australian letter of credit facility in connection with certain performance guarantees related to the Ravenhall Prison Project. We also have the ability to increase our senior credit facility by an additional $450 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

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

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	increase our vulnerability to adverse economic and industry conditions;
•	place us at a competitive disadvantage compared to competitors that may be less leveraged;
•	restrict us from pursuing strategic acquisitions or exploiting certain business opportunities;
•	limit our ability to borrow additional funds or refinance existing indebtedness on favorable terms; and
•	require us to sell assets or take other actions to service our debt obligations.

If we are unable to meet our debt service obligations, we may need to reduce capital expenditures, restructure or refinance our indebtedness, obtain additional equity financing or sell assets. The term loan under our senior credit facility matures in March 2024 and the revolver under our senior credit facility matures in May 2024. Additionally, our outstanding four series of senior notes mature in January 2022, April 2023, October 2024 and April 2026. Beginning in 2019, several financial institutions, including some of our lenders, announced that they will not be renewing existing agreements or entering into new agreements with companies that operate secure services facilities and centers pursuant to public-private partnerships. We may not continue to have access to the debt and capital markets on a cost-effective basis, or at all. For example, six of the 65 lenders in our lending syndicate have indicated that they will not renew their lending commitments to us when such commitments expire in 2024 because we are a private operator of secure correctional and detention facilities, processing centers, and reentry centers. These six banks represent 54% of the lending commitments under the revolver component of our senior credit facility. Certain lenders also have publicly disclosed that they will no longer loan money to one of our key competitors. Reasons for this limited accessibility include that financial institutions may be unwilling to engage with us. This may restrict our access to the debt and capital markets to support our operations or refinance our indebtedness, including by obtaining debt financing, equity financing or selling assets on satisfactory terms, or at all. This could materially increase the cost of capital and as a result have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to incur additional indebtedness will be restricted by the terms of our senior credit facility, the indenture governing the 6.00% Senior Notes, the indenture governing the 5.125% Senior Notes, the indenture governing the 5.875% Senior Notes due 2022 and the indenture governing the 5.875% Senior Notes due 2024.

We are incurring significant indebtedness in connection with substantial ongoing capital expenditures. Capital expenditures for existing and future projects may materially strain our liquidity.

We currently have several active projects that we anticipate spending approximately $104 million on capital expenditures in 2021. Included in these projects is approximately $26 million of capital expenditures related to facility maintenance costs. We intend to finance these and future projects using our own funds, including cash on hand, cash flow from operations and borrowings under the revolver. In addition to these current estimated capital requirements for 2021, we are currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2021 could materially increase. As of December 31, 2020 we had the ability to borrow $136.0 million under the revolver after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under the senior credit facility. In addition, we have the ability to increase the senior credit facility by an additional $450 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions thereunder. While we believe we currently have adequate borrowing capacity under our senior credit facility to fund our operations and all of our committed capital expenditure projects, we may need additional borrowings or financing from other sources in order to complete potential capital expenditures related to new projects in the future. We cannot assure you that such borrowings or financing will be made available to us on satisfactory terms, or at all. In addition, the large capital commitments that these projects will require over the next 12-18 month period may materially strain our liquidity and our borrowing capacity for other purposes. Capital constraints caused by these projects may also cause us to have to entirely refinance our existing indebtedness or incur more indebtedness. Such financing may have terms less favorable than those we currently have in place, or not be available to us at all. In addition, the concurrent development of these and other large capital projects exposes us to material risks. For example, we may not complete some or all of the projects on time or on budget, which could cause us to absorb any losses associated with any delays.

Despite current indebtedness levels, we may still incur more indebtedness, which could further exacerbate the risks described above.

         The terms of the indentures governing the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 and our senior credit facility restrict our ability to incur, but do not prohibit us from incurring, significant additional indebtedness in the future. As of December 31, 2020, we had the ability to borrow an additional $136.0 million under the revolver portion of our senior credit facility after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under the senior credit facility. We also would have the ability to increase the senior credit facility by an additional $450 million, subject to lender demand, prevailing market conditions and satisfying relevant borrowing conditions. Also, we may refinance all or a portion of our indebtedness, including borrowings under our senior credit facility, the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024. The terms of such refinancing may be less restrictive and permit us to incur more indebtedness than we can now. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face related to our significant level of indebtedness could intensify.

Our borrowing costs and access to capital and credit markets could be adversely affected by a downgrade or potential downgrade of our credit ratings.

         Rating agencies routinely evaluate us, and their ratings of our long-term and short-term debt are based upon a number of factors, including our cash generating capability, levels of indebtedness, policies with respect to shareholder distributions and financial strength generally, as well as factors beyond our control, such as the then-current state of the economy and our industry generally. Any downgrade of our credit ratings by a credit rating agency, whether as a result of our actions or factors which are beyond our control, can increase our future borrowing costs, impair our ability to access capital and credit markets on terms commercially acceptable to us or at all and result in a reduction in our liquidity. Our borrowing costs and access to capital markets also can be adversely affected if a credit rating agency announces that our ratings are under review for a potential downgrade. An increase in our borrowing costs, limitations on our ability to access the global capital and credit markets or a reduction in our liquidity can adversely affect our financial condition, results of operations and cash flows.

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

        These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities. In addition, our senior credit facility requires us to maintain specified financial ratios and satisfy certain financial covenants, including maintaining a maximum senior secured leverage ratio and total leverage ratio, and a minimum interest coverage ratio. We may be required to take action to reduce our indebtedness or to act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants. We could also incur additional indebtedness having even more restrictive covenants. Our failure to comply with any of the covenants under our senior credit facility, the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022, the 5.875% Senior Notes due 2024, or any other indebtedness could prevent us from being able to draw on the Revolver, cause an event of default under such documents and result in an acceleration of all of our outstanding indebtedness. If all of our outstanding indebtedness were to be accelerated, we likely would not be able to simultaneously satisfy all of our obligations under such indebtedness, which would materially adversely affect our financial condition and results of operations.

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

        Our business may not be able to generate sufficient cash flow from operations or future borrowings may not be available to us under our senior credit facility or otherwise in an amount sufficient to enable us to pay our indebtedness or debt securities, including the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022, and the 5.875% Senior Notes due 2024, or to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. However, we may not be able to complete such refinancing on commercially reasonable terms or at all. For example, six of the 65 lenders in our lending syndicate have indicated that they will not renew their lending commitments to us when such commitments expire in 2024 because we are a private operator of secure correctional and detention facilities, processing centers, and reentry centers. These six banks represent 54% of the lending commitments under the revolver component of our senior credit facility. Certain lenders also have publicly disclosed that they will no longer loan money to one of our key competitors. If for any reason we are unable to meet our debt service obligations, we would be in default under the terms of the agreements governing our outstanding debt. If such a default were to occur, the lenders under the senior credit facility, and holders of the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 could elect to declare all amounts outstanding immediately due and payable, and the lenders would not be obligated to continue to advance funds under the senior credit facility. If the amounts outstanding under the senior credit facility or other agreements governing our outstanding debt, were accelerated, our assets may not be sufficient to repay in full the money owed to our lenders and holders of the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 and any other debt holders.

Because portions of our senior indebtedness have floating interest rates, a general increase in interest rates would adversely affect cash flows.

        Borrowings under our senior credit facility bear interest at a variable rate using a spread over, at our election, either LIBOR or an alternative base rate. As a result, to the extent our exposure to increases in interest rates is not eliminated through interest rate protection agreements, such increases will result in higher debt service costs which will adversely affect our cash flows. We currently do not have interest rate protection agreements in place to protect against interest rate fluctuations on borrowings under our senior credit facility. As of December 31, 2020, we had $1,474.4 million of indebtedness outstanding under our senior credit facility, and a one percent increase in the interest rate applicable to our senior credit facility would increase our annual interest expense by approximately $15 million. In addition, an increase in market interest rates may lead holders of our common stock to demand a higher yield on their shares from distributions by us, which could adversely affect the market price of our common stock.

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

A substantial portion of our business is conducted by our subsidiaries. Therefore, our ability to meet our payment obligations on our indebtedness is substantially dependent on the earnings of certain of our subsidiaries and the payment of funds to us by our subsidiaries as dividends, loans, advances or other payments. Our subsidiaries are separate and distinct legal entities and, unless they expressly guarantee any indebtedness of ours, they are not obligated to make funds available for payment of our indebtedness in the form of loans, distributions or otherwise. Our subsidiaries’ ability to make any such loans, distributions or other payments to us will depend on their earnings, business results, the terms of their existing and any future indebtedness, tax considerations and legal or contractual restrictions to which they may be subject. If our subsidiaries do not make such payments to us, our ability to repay our indebtedness may be materially adversely affected. For the year ended December 31, 2020, our subsidiaries accounted for 61.5% of our consolidated revenues, and as of December 31, 2020, our subsidiaries accounted for 95.0% of our total assets.

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

Risks Related to COVID-19 and its Impact on our Business

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

       Most of our facilities have experienced cases of COVID-19 in both our staff and individuals entrusted to our care. We have taken a number of comprehensive steps and measures to mitigate the transmission and risks of COVID-19 which we have outlined in our annual report on Form 10-K for the year ended December 31, 2020, including issuing guidance to all of our facilities that is consistent with the guidance issued for correctional and detention facilities by the Centers for Disease Control and Prevention; as the guidance has evolved updating our policies and procedures to include best practices for the prevention, assessment, and management of COVID-19, including the implementation of quarantine and cohorting procedures to isolate confirmed and presumptive cases of COVID-19; ordering and receiving COVID-19 swab kits; purchasing and distributing personal protective equipment, including facemasks to all staff and individuals in our care at our facilities; increasing the frequency of distribution of personal hygiene products, including soap, shampoo and body wash and tissue paper; and administering COVID-19 vaccines in accordance with applicable guidelines on vaccine distribution. We will continue to evaluate and refine these steps and measures as appropriate and necessary based on updated guidance by the CDC and best practices. Additionally, we have increased our spending on personal protective equipment, diagnostic testing, medical expenses, temperature scanners, protective plexiglass barriers and increased sanitation as a result of COVID-19 and have incurred several millions of dollars in such costs in 2020 which we expect to continue into 2021. However, these steps and measures as well as the implementation of the COVID-19 vaccine roll‑out in the jurisdictions we operate in and the ultimate effectiveness of the COVID-19 vaccine may prove to be insufficient in stopping or slowing the transmission of

COVID-19 and the risks it poses to our staff and individuals entrusted to our care or may result in us spending more in additional expenditures than currently contemplated. If we were to be unable to fully staff our secure facilities, processing centers and community reentry centers due to confirmed or suspected COVID-19 cases, it could result in negative consequences, including fines, other penalties, or contract cancellations. Additionally, our government partners could require us to transfer inmates or detainees to other facilities in the event of a COVID-19 outbreak at one of our facilities.

       Certain states and cities in the U.S. have also responded to COVID-19 by instituting quarantines, restrictions on travel, “shelter in place” rules, and restrictions on types of businesses that may continue to operate. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly. Even though we have continued our operations as an essential government service provider, the spread of COVID-19 has resulted in lower occupancy at a number of our facilities and programs beginning in late March and continuing throughout 2020 into 2021 and is therefore expected to continue to result in lower full year revenues, primarily for our ICE and U.S. Marshal facilities and our GEO Reentry Services business. Our ICE and U.S. Marshals facilities have experienced lower overall occupancy as a result of declines in crossings and apprehensions along the Southwest border, as well as a decrease in court and sentencing activity at the federal level. Additionally, the federal government issued COVID-19 operational guidance recommending the reduction to 75% capacity at ICE Processing Centers where possible to promote social distancing practices. The BOP has also experienced a decline in overall populations in part as a result of the COVID-19 pandemic. Certain government agencies have released, may be considering releasing, or may be under pressure to release, certain inmates and detainees as a result of COVID-19. It is possible that government agencies, which may include our government partners, could release certain inmates and detainees from secure facilities, processing centers and community reentry centers, which could reduce the utilization of our facilities and our services. The BOP and or other government agencies may choose to evaluate their future capacity needs, not renew or rebid existing contracts or to seek contract modifications or contract terminations due to lower occupancies or for cost-cutting purposes due to the COVID-19 pandemic.

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

         The COVID-19 pandemic has had repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. Currently, the capital markets and credit markets have been disrupted by the COVID-19 pandemic and our ability to obtain any additional financing on favorable terms, or at all, is not guaranteed and largely dependent upon evolving market conditions and other factors. Depending on the magnitude and duration of the COVID-19 pandemic, the adverse impact of the COVID-19 pandemic on our business, results of operations, financial condition and liquidity could be material. Even when the COVID-19 pandemic has subsided, we may continue to experience significant adverse effects to our business as a result of its global economic impact, including any economic recession or downturn and the possibility this will result in government budgetary constraints or any changes to a government’s willingness to maintain or grow public-private partnerships in the future.

Risks Related to Our Business and Services

We partner with a limited number of governmental customers who account for a significant portion of our revenues. The loss of, or a significant decrease in revenues from, these customers could seriously harm our financial condition and results of operations.

         We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. Of our governmental partners, four customers, through multiple individual contracts, accounted for 55.8% and 52.6% of our consolidated revenues for the year ended December 31, 2020 and 2019, respectively. In addition, three federal governmental agencies with correctional and detention responsibilities, the BOP, ICE, and the U.S. Marshals Service, accounted for 55.0% and 51.8% of our total consolidated revenues for the year ended December 31, 2020 and 2019, respectively, through multiple individual contracts, with the BOP accounting for 14.0% and 11.9% of our total consolidated revenues for 2020 and 2019, respectively, ICE accounting for 28.2% and 28.6% of our total consolidated revenues for 2020 and 2019, respectively, and the U.S. Marshals Service accounting for 12.7% and 11.3% of our total consolidated revenues for 2020 and 2019, respectively. However, no individual contract with these clients accounted for more than 10.0% of our total consolidated revenues for 2020. Government agencies from the State of Florida accounted for approximately 5% of our total consolidated revenues for the year ended December 31, 2020 through multiple individual contracts.

        Our contract with the BOP for our company-owned, 1,450-bed Rivers Correctional Facility ends on March 31, 2021 and in the fourth quarter of 2020 we were notified by the BOP that it has decided not to rebid the contract. In June 2020, we were also notified that the BOP will not be resoliciting the 1,900 beds at our company-owned D Ray James Correctional Facility in Folkston, Georgia which expired on January 31, 2021. In the first quarter of 2021 we were notified by the BOP that it has decided not to exercise the contract renewal option for the Moshannon Valley Correctional Facility in Pennsylvania when the contract base period expires on March 31, 2021. The Rivers Correctional Facility, D Ray James Correctional Facility and Moshannon Valley Correctional Facility generated approximately $43 million, $60 million, and $42 million, respectively, in annualized revenues for GEO. Lastly, our contracts with the BOP for our company-owned Great Plains 1,940-bed Correctional

Facility, our company-owned Big Spring 1,732-bed Correctional Facility, our company-owned 1,800-bed Flightline Correctional Facility, our company-owned Northlake 1,800-bed Correctional Facility, our county managed Reeves County 1,800-bed Detention Center I & II, and our county managed Reeves County 1376-bed Detention Center III are up for renewal on May 31, 2021, November 30, 2021, November 30, 2021, September 30, 2022, September 30, 2022 and June 30, 2022, respectively. The Great Plains, Big Spring, Flightline, Northlake Correctional Facilities, Reeves County Detention Center I & II and Reeves County Detention Center III generate approximately $35 million, $33 million, $35 million, $35 million, $4 million and $3 million respectively, in annualized revenues for GEO.

       Our revenues depend on our governmental customers receiving sufficient funding and providing us with timely payment under the terms of our contracts. If the applicable governmental customers do not receive sufficient appropriations to cover their contractual obligations, they may delay or reduce payment to us or terminate their contracts with us. With respect to our federal government customers, any future impasse or struggle impacting the federal government’s ability to reach agreement on the federal budget, debt ceiling or any future federal government shut-downs could result in material payment delays, payment reductions or contract terminations. Additionally, our governmental customers may request in the future that we reduce our per diem contract rates or forego increases to those rates as a way for those governmental customers to control their spending and address their budgetary shortfalls.

        Our governmental customers may also from time to time adopt, implement or modify certain policies or directives that may adversely affect our business. Our federal, state or local governmental partners may in the future choose to undertake a review of their utilization of public-private partnerships, or may re-negotiate, cancel or decide not to renew our existing contracts with them. For example, on January 26, 2021, President Biden signed an Executive Order directing the United States Attorney General not to renew Department of Justice contracts with privately operated criminal detention facilities. President Biden’s administration may implement further executive orders or directives relating to federal criminal justice policies and immigration policies which may impact the federal government’s use of public-private partnerships with respect to correctional and detention needs, including with respect to our contracts, and/or may impact the budget and spending priorities of federal agencies, including ICE. Various state partners have or may choose in the future to undertake a review of their utilization of public-private partnerships. For example, during the fourth quarter of 2019, the State of California enacted legislation that became effective on January 1, 2020 aimed at phasing out public-private partnership contracts for the operation of secure facilities within California and facilities outside of the State of California housing State of California inmates. Prior to such legislation, the State of California was among our top 10 customers relating to our owned and leased facilities. Additionally, we have public-private partnership contracts in place with ICE, the BOP and the U.S. Marshals Service relating to facilities located in California. As we previously disclosed, our contract for our Central Valley facility was discontinued by the State of California at the end of September 2019, and our two other California secure facility contracts for our Desert View and Golden State Facilities expired during 2020. During the fourth quarter of 2019, we signed two 15-year contracts with ICE for five company-owned facilities in California totaling 4,490 beds and a managed-only contract with the U.S. Marshals Service for the government-owned, 512-bed El Centro Service Processing Center in California. Although these contracts were entered into prior to January 1, 2020, we cannot assure you that there will not be public resistance to the implementation of these contracts, including litigation which may result in increased legal fees and costs. Additionally, we and the U.S. Department of Justice have filed separate legal actions challenging the constitutionality of the attempted ban on new federal contracts entered into after the effective date of the California law. We cannot assure you that we will be successful in challenging the constitutionality of the attempted ban on new federal contracts, obtaining a conclusion to such litigation on a prompt basis, or managing efficiently the costs to be incurred by us and the use of management time and resources on such litigation. Currently, the State of Arizona, the State of New Mexico and the State of Washington have proposed legislation similar to the California law. The Delaware County Council has also been exploring how to end the public-private arrangement for GEO’s managed-only contract for the 1,883-bed George W. Hill Correctional Facility located in Thornton, Pennsylvania and transition the operations to the government. The Pennsylvania facility generates approximately $46 million in annualized revenue for GEO.

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

        While a substantial portion of our cost structure is generally fixed, most of our revenues are generated under facility management contracts which provide for per diem payments based upon daily occupancy. Several of these contracts provide fixed-price payments that cover a portion or all of our fixed costs. However, many of our contracts have no fixed-price payments and simply provide for a per diem payment based on actual occupancy. As a result, with respect to our contracts that have no fixed-price payments, we are highly dependent upon the governmental agencies with which we have contracts to utilize our facilities. Under a per diem rate structure, a decrease in our utilization rates could cause a decrease in revenues and profitability. When combined with relatively fixed costs for operating each facility, regardless of the occupancy level, a material decrease in occupancy levels at one or more of our facilities could have a material adverse effect on our revenues and profitability, and consequently, on our financial condition and/or results of operations.

State budgetary constraints may have a material adverse impact on us.

        Long-running pressure on state budgets had eased in 2019 amid widespread economic growth and tax revenue gains that resulted in the first budget surpluses in years for many states. The COVID-19 pandemic adversely impacted the economic expansion and budget surpluses enjoyed by numerous states. Still, some states were in a stronger position than others as they began to experience a public health emergency and their greatest fiscal and economic tests since the Great Recession of 2007-09. As of December 31, 2020, GEO had the following state clients: Florida, Georgia, Virginia, Indiana, Oklahoma, Alabama, New Jersey, New Mexico, Alaska, Arizona, Pennsylvania, Wyoming and Texas. If state budgetary conditions deteriorate, our 13 state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts with those customers on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. In addition, budgetary constraints in states that are not our current customers could prevent those states from using public-private partnerships for secure facilities, processing centers or community based service opportunities that we otherwise could have pursued.

From time to time, we may not have a management contract with a client to operate existing beds at a facility or new beds at a facility that we are expanding and we cannot assure you that such a contract will be obtained. Failure to obtain a management contract for these beds will subject us to carrying costs with no corresponding management revenue.

        From time to time, we may not have a management contract with a customer to operate existing beds or new beds at facilities that we are currently in the process of renovating and expanding. While we will always strive to work diligently with a number of different customers for the use of these beds, we cannot assure you that a contract for the beds will be secured on a timely basis, or at all. While a facility or new beds at a facility are vacant, we incur carrying costs. In our Secure Services segment, as of December 31, 2020, we were marketing 990 vacant beds with a net book value of approximately $24 million at two of our idle facilities to potential customers. In our GEO Care segment, as of December 31, 2020, we were marketing 1,100 vacant beds with a net book value of approximately $26 million at two of our idle facilities to potential customers. The combined annual carrying cost of these idle facilities in 2021 is estimated to be $6.3 million, including depreciation expense of $2.3 million. Failure to secure a management contract for a facility or expansion project could have a material adverse impact on our financial condition, results of operations and/or cash flows. We review our facilities for impairment whenever events or changes in circumstances indicate the net book value of the facility may not be recoverable. Impairment charges taken on our facilities could require material charges to our results of operations. In addition, in order to secure a management contract for these beds, we may need to incur significant capital expenditures to renovate or further expand the facility to meet potential clients’ needs.

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

        As of December 31, 2020, 22 of our facility management contracts were subject to competitive re-bid in 2020. These contracts in the aggregate represented 10% and approximately $239 million of our 2020 consolidated revenues. We cannot in fact assure you that we will prevail in future re-bid situations or that any competitive re-bids we win will be on terms more favorable to us than those in existence with respect to the applicable expiring contract.

        Our federal, state or local governmental partners may in the future choose to undertake a review of their utilization of public-private partnerships, or may re-negotiate, cancel or decide not to renew our existing contracts with them. For example, on January 26, 2021, President Biden signed an Executive Order directing the United States Attorney General not to renew Department of Justice contracts with privately operated criminal detention facilities. President Biden’s administration may implement further executive orders or directives relating to federal criminal justice policies and immigration policies which may impact the federal government’s use of public-private partnerships with respect to correctional and detention needs, including with respect to our contracts, and/or may impact the budget and spending priorities of federal agencies, including ICE.

        Our contract with the BOP for our company-owned, 1,450-bed Rivers Correctional Facility ends on March 31, 2021 and in the fourth quarter of 2020 we were notified by the BOP that it has decided not to rebid the contract. In June 2020, we were also notified that the BOP will not be resoliciting the 1,900 beds at our company-owned D Ray James Correctional Facility in Folkston, Georgia and as a result our contract expired on January 31, 2021. In the first quarter of 2021 we were notified by the BOP that it has decided not to exercise the contract renewal option for the Moshannon Valley Correctional Facility in Pennsylvania when the contract base period expires on March 31, 2021. The Rivers

Correctional Facility, D Ray James Correctional Facility and Moshannon Valley Correctional Facility generated approximately $43 million, $60 million, and $42 million, respectively, in annualized revenues for GEO. Lastly, our contracts with the BOP for our company-owned Great Plains 1,940-bed Correctional Facility, our company-owned Big Spring 1,732-bed Correctional Facility, our company-owned 1,800-bed Flightline Correctional Facility, our company-owned Northlake 1,800-bed Correctional Facility, our county managed Reeves County 1,800-bed Detention Center I & II, and our county managed Reeves County 1376-bed Detention Center III are up for renewal on May 31, 2021, November 30, 2021, September 30, 2022, September 30, 2022 and June 30, 2022, respectively. We expect that these contracts may not be renewed over the coming years as a result of the Executive Order discussed above. The Great Plains, Big Spring, Flightline, Northlake Correctional Facilities, Reeves County Detention Center I & II and Reeves County Detention Center III generate approximately $35 million, $33 million, $35 million, $35 million, $4 million and $3 million respectively, in annualized revenues for GEO. For additional information on facility management contracts that we currently believe will be competitively re-bid during each of the next five years and thereafter, please see “Business — Government Contracts — Terminations, Renewals and Competitive Re-bids”. The loss by us of facility management contracts due to terminations, non-renewals or competitive re-bids could materially adversely affect our financial condition, results of operations and/or liquidity, including our ability to secure new facility management contracts from other government customers.

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

        Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the contracting governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have a material adverse effect on our cash flow and financial condition, which may make it difficult to satisfy our payment obligations on our indebtedness, including the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022, the 5.875% Senior Notes due 2024 and the senior credit facility, in a timely manner. In addition, as a result of, among other things, recent economic developments caused by the COVID-19 pandemic, domestically, federal, state and local governments have encountered, and may continue to encounter, unusual budgetary constraints. As a result, a number of state and local governments may be under pressure to control additional spending or reduce current levels of spending which could limit or eliminate appropriations for the facilities that we operate. Additionally, as a result of these factors, we may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. Budgetary limitations may also make it more difficult for us to renew our existing contracts on favorable terms or at all. Further, a number of states and foreign governments in which we operate may experience budget constraints for fiscal year 2021. We cannot assure you that these constraints would not result in reductions in per diems, delays in payment for services rendered or unilateral termination of contracts.

Operating youth services facilities poses certain unique or increased risks and difficulties compared to operating other facilities.

       As a result of the acquisition of Cornell Companies, Inc. in 2010, we re-entered the market of operating youth services facilities. Operating youth services facilities may pose increased operational risks and difficulties that may result in increased litigation, higher personnel costs, higher levels of turnover of personnel and/or reduced profitability. Examples of the increased operational risks and difficulties involved in operating youth services facilities include, mandated client to staff ratios as high as 1:6, elevated reporting and audit requirements, a reduced number of management options to use with individuals in our care and multiple funding sources as opposed to a single source payer. Additionally, youth services contracts related to educational services may provide for annual collection several months after a school year is completed. This may pose a risk that we will not be able to collect the full amount owed thereby reducing our profitability and/or cash flows, or it may adversely impact our annual budgeting process due to the lag time between providing the educational services required under a contract and collecting the amount owed to us for such services.

Adverse publicity may negatively impact our ability to retain existing contracts and obtain new contracts.

        Any negative publicity about an escape, riot, other disturbance, pandemic outbreak, death or injury of a detainee, or perceived conditions and access to health care and other services at a facility, including any work program at a facility, under a public-private partnership, any failures experienced by our electronic monitoring services and any negative publicity about a crime or disturbance occurring during a failure of service or the loss or unauthorized access to any of the data we maintain in the course of providing our services may result in publicity adverse to us and public-private partnerships in general. Any of these occurrences or continued trends may make it more difficult for us to renew existing contracts or to obtain new contracts or could result in the termination of an existing contract or the closure of one or more of our facilities, which could have a material adverse effect on our business. Such negative events may also result in a significant increase in our liability insurance costs.

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

       As an owner and operator of secure facilities, processing centers and community reentry centers with operations in many states throughout the United States and multiple foreign countries, we are subject to numerous risks outside of our control, including risks arising from natural disasters, pandemic outbreaks, such as the recent COVID-19 pandemic, and other global health emergencies or disruptive global political events, including terrorist activity and war, or similar disruptions that could materially adversely affect our business and financial performance. Such occurrences can result in destruction or damage to our secure facilities, processing centers and community reentry centers and our information systems, disruption of our operations, require the evacuation of detainees or our personnel, and require the adoption of specific health protocols or treatments to safeguard the health of our detainees or personnel. Although it is not possible to predict such events or their consequences, these events could materially adversely affect our reputation, business and financial condition.

Our international operations expose us to risks that could materially adversely affect our financial condition and results of operations.

       For the year ended December 31, 2020 and 2019, our international operations, including facility design and construction, accounted for approximately 10% and 11%, respectively, of our consolidated revenues from operations. We face risks associated with our operations outside the United States. These risks include, among others, political and economic instability, exchange rate fluctuations, taxes, duties and the laws or regulations in those foreign jurisdictions in which we operate. In the event that we experience any difficulties arising from our operations in foreign markets, our business, financial condition and results of operations may be materially adversely affected.

We conduct certain of our operations through joint ventures or consortiums, which may lead to disagreements with our joint venture partners or business partners and adversely affect our interest in the joint ventures or consortiums.

       We conduct our operations in South Africa through our consolidated joint venture, SACM, and through our 50% owned and unconsolidated joint venture South African Custodial Services Pty. Limited, referred to as SACS. We conduct our prisoner escort and related custody services in the United Kingdom through our 50% owned and unconsolidated joint venture in GEOAmey PECS Limited, which we refer to as GEOAmey. We may enter into additional joint ventures in the future. Although we have the majority vote in our consolidated joint venture, SACM, through our ownership of 62.5% of the voting shares, we share equal voting control on all significant matters to come before SACS. We also share equal voting control on all significant matters to come before GEOAmey. We are conducting certain operations in Victoria, Australia through a consortium comprised of our wholly owned subsidiary, GEO Australia, Forensic Care and Honeywell. The consortium is managing a 1,300 bed facility in Ravenhall, a location near Melbourne, Australia which was completed in November 2017. These joint venture partners, as well as any future partners, may have interests that are different from ours which may result in conflicting views as to the conduct of the business of the joint venture or consortium. In the event that we have a disagreement with a joint venture partner or consortium business partner as to the resolution of a particular issue to come before the joint venture or consortium, or as to the management or conduct of the business of the joint venture or consortium in general, we may not be able to resolve such disagreement in our favor and such disagreement could have a material adverse effect on our interest in the joint venture or consortium or the business of the joint venture or consortium in general.

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

        We are dependent upon the continued service of each member of our senior management team, including George C. Zoley, Ph.D., our Chairman and Chief Executive Officer, Brian R. Evans, our Chief Financial Officer, Blake Davis, our Senior Vice President and President, Secure Services, Ann Schlarb, our Senior Vice President and President, GEO Care, David Venturella, our Senior Vice President, Business Development and also our other executive officers at the Senior or Executive Vice President level and above. The unexpected loss of Dr. Zoley, Mr. Evans or any other key member of our senior management team could materially adversely affect our business, financial condition or results of operations.

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

       At December 31, 2020, approximately 36% of our workforce was covered by collective bargaining agreements and, as of such date, collective bargaining agreements with approximately 16% of our employees were set to expire in less than one year. While only approximately 36% of our workforce schedule is covered by collective bargaining agreements, increases in organizational activity or any future work stoppages could have a material adverse effect on our business, financial condition, or results of operations.

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

         If we fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal and state income tax on our taxable income at regular corporate rates, and dividends paid to our shareholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain provisions of the Code, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT. If we fail to qualify for taxation as a REIT, we may need to borrow additional funds or liquidate some investments to pay any additional tax liability. Accordingly, funds available for investment and making payments on our indebtedness would be reduced.

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

        A REIT generally is required to distribute at least 90% of its REIT taxable income to its shareholders. Our board of directors, in its sole discretion, will determine on a quarterly basis the amount of cash to be distributed to our shareholders based on a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, such as debt covenant restrictions that may impose limitations on cash payments and plans for future acquisitions and divestitures. For example, we reduced our quarterly distribution in October 2020 and January 2021. Consequently, our distribution levels have fluctuated in the past and may fluctuate in the future.

We may choose to pay dividends in our own stock, in which case you could be required to pay income taxes in excess of the cash dividends you receive.

       We may distribute taxable dividends that are payable in cash and shares of our common stock where up to only 20% of such a dividend is made in cash. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. holder sells the stock that it receives as a dividend in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. holders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our shareholders determine to sell shares of our common stock to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

        It is unclear whether and to what extent we will be able to pay taxable dividends in cash and stock in future years. Moreover, the IRS may impose additional requirements with respect to taxable cash/stock dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/stock dividends have not been met.

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

        The net income of our TRSs is not required to be distributed to us, and such undistributed TRS income is generally not subject to our REIT distribution requirements. However, if the accumulation of cash or reinvestment of significant earnings in our TRSs causes the fair market value of our securities in those entities, taken together with other non-qualifying assets to exceed 20% of the fair market value of our assets, in each case as determined for REIT asset testing purposes, we would, absent timely responsive action, fail to maintain our qualification as a REIT.

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to maintain our qualification as a REIT.

        The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial, or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. The U.S. federal income tax rules dealing with U.S. federal income taxation and REITs are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (the “Treasury”), which results in statutory changes as well as frequent revisions to regulations and interpretations. Additionally, legislative bills or proposals have been introduced from time to time and may be introduced in the future with the aim of limiting or restricting the types of industries or companies that can qualify as a REIT, including companies that operate correctional facilities and immigrant detention centers. New legislation, Treasury regulations, administrative interpretations or court decisions implemented or adopted in the future could significantly and negatively affect our ability to maintain our qualification as a REIT or the U.S. federal income tax consequences to our investors and us of such qualification. We cannot predict how changes in the tax laws might affect our investors or us. Revisions in U.S. federal tax laws and interpretations thereof could significantly and negatively affect our ability to maintain our qualification as a REIT and the tax considerations relevant to an investment in us, or, could cause us to change our investments and commitments. You are urged to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.

The Board may revoke our REIT election at any time.

        The Board may revoke or otherwise terminate our REIT election without the approval of shareholders if it determines that it is no longer in our best interests to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our net taxable income to shareholders, which may have adverse consequences on the total return to our shareholders.

Risks Related to Real Estate and Construction Matters

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

Risks Related to the Capital Markets and its Impact on our Business

Negative conditions in the capital markets could prevent us from obtaining financing, which could materially harm our business.

        Our ability to obtain additional financing is highly dependent on the conditions of the capital markets, among other things. The capital and credit markets have experienced significant periods of volatility and disruption since the Great Recession of 2007-2009, and more recently during 2020 due to the impact of the COVID-19 pandemic. During this time period, the economic impacts observed have included a downturn in the equity and debt markets, a tightening of the credit markets, a general economic slowdown and other macroeconomic conditions, volatility in stock prices and currency exchange rates, concerns over sovereign debt levels abroad and in the U.S. and concerns over the failure to adequately address the federal deficit and the debt ceiling. If those macroeconomic conditions continue or worsen in the future, we could be prevented from raising additional capital or obtaining additional financing on satisfactory terms, or at all. During 2019, several financial institutions, including some of our lenders, announced that they will not be renewing existing agreements or entering into new agreements with companies that operate secure services facilities and centers pursuant to public-private partnerships. Some of these same institutions have ceased their equity analyst coverage of our company. If we need, but cannot obtain, adequate capital as a result of negative conditions in the capital markets or otherwise, our business, results of operations and/or financial condition could be materially adversely affected. Additionally, such inability to obtain capital could prevent us from pursuing attractive business development opportunities, including new facility constructions or expansions of existing facilities, and business or asset acquisitions.

Risks Related to our Electronic Monitoring Products and Technology

Technological changes could cause our electronic monitoring products and technology to become obsolete or require the redesign of our electronic monitoring products, which could have a material adverse effect on our business.

        Technological changes within the electronic monitoring business in which we conduct business, such as the conversion from radio systems to Long Term Evolution (LTE) technology for cellular network connectivity in the near future, may require us to expend substantial resources in an effort to develop and/or utilize new electronic monitoring products and technology. We may not be able to anticipate or respond to technological changes in a timely manner, and our response may not result in successful electronic monitoring product development and timely product introductions. If we are unable to anticipate or timely respond to technological changes, our business could be adversely affected and could compromise our competitive position, particularly if our competitors announce or introduce new electronic monitoring products and services in advance of us. Additionally, new electronic monitoring products and technology face the uncertainty of customer acceptance and reaction from competitors.

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

Risks Related to Information Technology and Cybersecurity

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

Despite the security measures we have in place and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. For example, we disclosed in November 2020 that we had begun the process of notifying current and former employees and would provide additional notifications as required by applicable state and federal law regarding a ransomware attack that impacted a portion of our information technology systems and a limited amount of data that contained personally identifiable information and protected health information. Any security breach or event resulting in the interruption, delay or failure of our services or information systems, or the misappropriation, loss, or other unauthorized disclosure of client data, employee and former employee data or confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business, result in lost business or otherwise adversely affect our results of operations.

Risks Related to Acquisitions

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

        We have a substantial amount of goodwill and other intangible assets resulting from business acquisitions. As of December 31, 2020, we had approximately $943 million of goodwill and other intangible assets. At least annually, or whenever events or changes in circumstances indicate a potential impairment in the carrying value (as defined by Generally Accepted Accounting Principles in the United States of America, or U.S. GAAP), we will evaluate this goodwill for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Estimated fair values could change and/or decline if there are changes in our capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, market capitalization, the political and regulatory environment and the effects of the COVID-19 pandemic. For example, our stock price has experienced a significant decline over the course of the last several years. A further decline or prolonged decline in the value of our stock price may result in material impairment charges. Impairments of goodwill or other intangible assets could require material non-cash charges to our results of operations.

Risks Related to Legal, Regulatory and Compliance Matters

Failure to comply with extensive government regulation and applicable contractual requirements could have a material adverse effect on our business, financial condition or results of operations.

        The sector in which we operate is subject to extensive federal, state and local regulation, including educational, environmental, health care and safety laws, rules and regulations, which are administered by many regulatory authorities. Some of the regulations are unique to the sector, and the combination of regulations affects all areas of our operations. Corrections officers and juvenile care workers are customarily required to meet certain training standards, and, in some instances, facility personnel are required to be licensed and are subject to background investigations. Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with businesses owned by members of minority groups. We may not always successfully comply with these and other regulations to which we are subject and failure to comply can result in material penalties or the non-renewal or termination of facility management contracts. In addition, changes in existing regulations could require us to substantially modify the manner in which we conduct our business and, therefore, could have a material adverse effect on us.

        In addition, public-private partnerships are increasingly subject to government legislation and regulation attempting to restrict the ability of private sector companies to operate facilities housing certain classifications of individuals, such as individuals from other jurisdictions or individuals at higher security levels. Legislation has been enacted in several states, and, has previously been proposed in the United States House of Representatives, containing such restrictions.

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

        The nature of our services exposes us to various types of third-party legal claims, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by individuals within our care, medical malpractice claims, claims relating to the federal Trafficking and Victims Protection Act, claims relating to our COVID-19 response procedures, product liability claims, intellectual property infringement claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with our facilities, programs, electronic monitoring products, personnel or prisoners, including damages arising from an inmate’s escape or from a disturbance or riot at a facility. In addition, our management contracts generally require us to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. We maintain insurance coverage for these general types of claims, except for claims relating to employment matters, for which we carry no insurance. However, we generally have high deductible payment requirements on our primary insurance policies, including our general liability insurance, and there are also varying limits on the maximum amount of our overall coverage. As a result, the insurance we maintain to cover the various liabilities to which we are exposed may not be adequate. Any losses relating to matters for which we are either uninsured or for which we do not have adequate insurance could have a material adverse effect on our business, financial condition or results of operations. In addition, any losses relating to employment matters could have a material adverse effect on our business, financial condition or results of operations. To the extent the events serving as a basis for any potential claims are alleged or determined to constitute illegal or criminal activity, we could also be subject to criminal liability. Such liability could result in significant monetary fines and could affect our ability to bid on future contracts and/or retain our existing contracts.

We may not be able to obtain or maintain the insurance levels required by our government contracts.

        Our government contracts require us to obtain and maintain specified insurance levels. The occurrence of any events specific to our company or to our industry, or a general rise in insurance rates, could substantially increase our costs of obtaining or maintaining the levels of insurance required under our government contracts, or prevent us from obtaining or maintaining such insurance altogether. If we are unable to obtain or maintain the required insurance levels, our ability to win new government contracts, renew government contracts that have expired and retain existing government contracts could be significantly impaired, which could have a material adverse effect on our business, financial condition and/or results of operations.

Risks Related to Corporate Social Responsibility

We are subject to risks related to corporate social responsibility.

        The consideration of ESG factors in making investment and voting decisions is relatively new, and frameworks and methods used by investors for assessing ESG policies are not fully developed and vary considerably among the investment community. In September of 2020, we issued our second Human Rights and ESG report. The Human Rights and ESG report builds on the important milestone we achieved in 2013 when our Board adopted a Global Human Rights Policy by providing disclosures related to how we inform our employees of our commitment to respecting human rights; the criteria we use to assess human rights performance; and our contract compliance program, remedies to shortcomings in human rights performance, and independent verification of our performance by third party organizations. The Human Rights and ESG report also address criteria, based on recognized ESG reporting standards, related to the development of our employees; our efforts to advance environmental sustainability in the construction and operation of our facilities; and our adherence to ethical governance practices throughout our company. These policies and practices, whether it be the standards we set for ourselves or ESG criteria established by third parties, and whether or not we meet such standards, may influence our reputation. For example, the perception held by our governmental partners, vendors, suppliers, shareholders, other stakeholders, the communities in which we do business or the general public may depend, in part, on the standards we have chosen to aspire to meet, whether or not we meet these standards on a timely basis or at all, and whether or not we meet external ESG factors they deem relevant. The subjective nature and wide variety of frameworks and methods used by various stakeholders, including investors, to assess a company with respect to ESG criteria can result in the application or perception of negative ESG factors or a misrepresentation of our ESG policies and practices. Our failure to achieve progress on our human rights and ESG policies and practices on a timely basis, or at all, or to meet human rights or ESG criteria set by third parties, could adversely affect our business, financial condition and/or results of operations.

        By electing to publicly share our Human Rights and ESG report, our business may face increased scrutiny related to our human rights and ESG activities. As a result, our reputation could be adversely impacted if we fail to act responsibly in the areas in which we report, such as human rights, the development of our workforce, safety and security, addressing recidivism, engaging with our stakeholders, ethics and governance, oversight and contract compliance, energy and environmental sustainability and financial management and performance. Any harm to our reputation resulting from setting these standards or our failure or perceived failure to meet such standards could impact: the willingness of our governmental partners, vendors and suppliers to do business with us or the quality of our relationships with our governmental partners, vendors and suppliers; our ability to access capital in the debt or equity markets; our investors willingness or ability to purchase or hold our securities; and employee retention and the quality of relations with our employees, any of which could adversely affect our business, financial condition and/or results of operations.

Risks Related to Our Common Stock

The market price of our common stock may vary substantially.

      The trading prices of equity securities issued by REITs have historically been affected by changes in market interest rates. One of the factors that may influence the market price of our common stock is the annual yield from distributions on our common stock as compared to yields on other financial instruments. We reduced our quarterly dividend in October 2020 from $0.48 per share, or $1.92 per share annualized, to $0.34 per share, or $1.36 per share annualized and we reduced our quarterly dividend further in January 2021 from $0.34 per share, or $1.36 per share annualized, to $0.25 per share, or $1.00 per share annualized. An increase in market interest rates, or a decrease in our distributions to shareholders, may lead prospective purchasers of our shares to demand a higher annual yield, which could reduce the market price of our common stock.

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

•	changes in expectations of future financial performance or changes in estimates of securities analysts;
•	fluctuations in stock market prices and volumes;
•	issuances of common stock or other securities in the future;
•	the addition or departure of key personnel; and
•	changes in the prospects of public-private partnerships.

Future sales of shares of our common stock could adversely affect the market price of our common stock and may be dilutive to current shareholders.

      Sales of shares of our common stock, or the perception that such sales could occur, could adversely affect the price for our common stock. As of December 31, 2020, there were 187,500,000 shares of common stock authorized under our Articles of Incorporation, of which 121,318,175 shares were outstanding. Our Board of Directors may authorize the issuance of additional authorized but unissued shares of our common stock or other authorized but unissued securities of ours at any time, including pursuant to equity incentive plans and stock purchase plans.

        On October 30, 2020, the Company filed an automatic shelf registration statement on Form S-3ASR with the SEC that enables the Company to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, guarantees of debt securities, warrants and units. Each time the Company offers to sell securities under the registration statement, the Company will provide a prospectus supplement that will contain specific information about the terms of that offering and the securities being offered. The shelf registration statement is automatically effective and is valid for three years.

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

       In the future, we may issue additional debt securities which may be governed by an indenture or other instrument containing covenants that could place restrictions on the operation of our business and the execution of our business strategy in addition to the restrictions on our business already contained in the agreements governing our existing debt. In addition, we may choose to issue additional debt that is convertible or exchangeable for other securities, including our common stock, or that has rights, preferences and privileges senior to our common stock. Because any decision to issue debt securities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future debt financings and we may be required to accept unfavorable terms for any such financings. Accordingly, any future issuance of debt could dilute the interest of holders of our common stock and reduce the value of our common stock.

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

The information required herein is incorporated by reference from Note 17 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “GEO.” As of February 11, 2021, we had 544 shareholders of record. Shareholders of record does not include shareholders who own shares held in "street name."

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

Comparison of Five-Year Cumulative Total Return*

The GEO Group, Inc., Russell 2000,

S&P 500 Commercial Services and Supplies Index

and MSCI U.S. REIT Index

(Performance through December 31, 2020)

Date	The GEO Group, Inc.	Russell 2000	S&P 500 Commercial Services and Supplies	MSCI U.S. REIT Index
December 31, 2015	$100.00	$100.00	$100.00	$100.00
December 31, 2016	$136.06	$119.48	$112.57	$104.22
December 31, 2017	$142.96	$135.18	$123.19	$105.12
December 31, 2018	$129.60	$118.72	$119.38	$96.03
December 31, 2019	$120.78	$146.89	$163.78	$116.14
December 31, 2020	$62.56	$173.86	$199.74	$103.24

Assumes $100 invested on December 31, 2015 in our common stock and the respective Index.

*	Total return assumes reinvestment of dividends.
Item 6.	Selected Financial Data

The following table sets forth historical financial data as of and for each of the five years in the period ended December 31, 2020. The selected consolidated financial data should be read in conjunction with our "Management Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes to the consolidated financial statements (in thousands, except per share and operational data). Outstanding share and per-share amounts disclosed for all periods presented have been retroactively adjusted to reflect the effects of our 3-for-2 stock split in 2017.

Year Ended:	2020	2019	2018	2017	2016
Results of Continuing Operations:
Revenues	$2,350,098	$2,477,922	$2,331,386	$2,263,420	$2,179,490
Operating income	222,574	300,413	264,665	248,285	265,584
Net income	$112,831	$166,412	$144,827	$146,024	$148,498
Income per common share attributable to The GEO Group, Inc.:
Basic:	$0.94	$1.40	$1.21	$1.22	$1.34
Diluted:	$0.94	$1.40	$1.20	$1.21	$1.33
Weighted Average Shares Outstanding:
Basic	119,719	119,097	120,241	120,095	111,065
Diluted	119,991	119,311	120,747	120,814	111,485
Cash Dividends per Common Share:
Cash Dividends	$1.78	$1.92	$1.88	$1.88	$1.73
Financial Condition:
Current assets	$711,323	$547,778	$601,762	$579,709	$697,669
Current liabilities	411,296	395,928	705,238	369,563	504,058
Total assets	4,460,126	4,317,534	4,258,118	4,226,908	3,749,409
Long-term debt, including current portion (excluding non-recourse debt and capital leases and unamortized debt issuance costs)	2,588,776	2,436,735	2,429,312	2,217,287	1,957,530
Total Shareholders’ equity	$912,082	$996,048	$1,039,904	$1,198,919	$974,957
Operational Data:
Facilities in operation	118	129	135	141	104
Operational capacity of contracts (1)	89,499	92,906	88,567	88,272	83,599
Compensated mandays (2)	25,749,071	28,757,412	28,350,591	27,321,685	24,843,516

(1)	Represents the number of beds primarily from secure services facilities and excludes idle facilities and beds under development.
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

This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and are incorporated herein by reference.

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

As of December 31, 2020, our worldwide operations included the management and/or ownership of approximately 93,000 beds at 118 correctional, detention and reentry facilities, including idle facilities, and also included the provision of servicing more than 210,000 individuals in a community-based environment on behalf of federal, state and local correctional agencies located in all 50 states.

For the years ended December 31, 2020 and 2019, we had consolidated revenues of $2.4 billion and $2.5 billion, respectively, and we maintained an average company-wide facility occupancy rate of 86.6% including 89,499 active beds and excluding 3,334 idle beds for the year ended December 31, 2020, and 92.4% including 92,906 active beds and excluding 2,118 idle beds and beds under development for the year ended December 31, 2019.

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

As a REIT, we are required to distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain) and we began paying regular distributions in 2013. We declared and paid the following regular REIT distributions to our shareholders for the years ended December 31, 2020 and 2019, which were treated for federal income taxes as follows:

				Ordinary Dividends
Declaration Date	Payment Date	Record Date	Distribution Per Share	Qualified (1)	Non-Qualified	Nondividend Distributions (2)	Aggregate Payment Amount (millions)
February 4, 2019	February 22, 2019	February 15, 2019	$0.48	$—	$0.2759699	$0.2040301	$57.9
April 3, 2019	April 22, 2019	April 15, 2019	$0.48	$—	$0.2759699	$0.2040301	$58.2
July 9, 2019	July 26, 2019	July 19, 2019	$0.48	$—	$0.2759699	$0.2040301	$58.2
October 14, 2019	November 1, 2019	October 25, 2019	$0.48	$—	$0.2759699	$0.2040301	$58.2
February 3, 2020	February 21, 2020	February 14, 2020	$0.48	$—	$0.2655802	$0.2144198	$58.2
April 6, 2020	April 24, 2020	April 17, 2020	$0.48	$—	$0.2655802	$0.2144198	$58.5
July 7, 2020	July 24, 2020	July 17, 2020	$0.48	$—	$0.2655802	$0.2144198	$58.5
October 6, 2020	October 23, 2020	October 16, 2020	$0.34	$—	$0.1881193	$0.1518807	$41.5

(1)

For 2019 and 2020, there are no Qualified Dividends. Qualified Dividends represents the portion of Total Ordinary Dividends which constitutes a "Qualified Dividend", as defined by the Internal Revenue Service.

(2)	The amount constitutes a "Return of Capital", as defined by the Internal Revenue Service.

On January 15, 2021, our Board of Directors declared a quarterly cash dividend of $0.25 per share of common stock, which was paid on February 1, 2021 to shareholders of record as of the close of business on January 25, 2021.

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

When a contract includes variable consideration, we determine an estimate of the variable consideration and evaluate whether the estimate needs to be constrained; therefore, we include the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration estimates are updated at each reporting date. A limited number of our domestic contracts have provisions upon which a small portion of the revenue for the contract is based on the performance of certain targets. Domestically, revenue based on the performance of certain targets is less than 1% of our consolidated domestic revenues and was not significant during the periods presented. One of our international contracts, related to our Ravenhall correctional facility project (discussed further below), contains a provision where a significant portion of the revenue for the contract is based on the performance of certain targets. These performance targets are based on specific criteria to be met over specific periods of time. Such criteria includes our ability to achieve certain contractual benchmarks relative to the quality of service we provide, non-occurrence of certain disruptive events, effectiveness of our quality control programs and our responsiveness to customer requirements. The performance of these targets are measured quarterly and there was no significant constraint on the estimate of such variable consideration for this contract during the year ended December 31, 2020 or 2019.

We do not disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which we have the right to invoice for services performed, which is generally the case for all of our contracts. Incidental items that are immaterial in the context of the contract are recognized as expense. We generally do not incur incremental costs related to obtaining a contract with our customers that would meet the requirement for capitalization. There were no assets recognized from costs to obtain a contract with a customer at December 31, 2020 or 2019.

The timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when services are performed which are due from our customers based on the passage of time. We record a contract liability if consideration is received in advance of the performance of services. Generally, our customers do not provide payment in advance of the performance of services. Therefore, any contract liability is not significant at December 31, 2020 or December 31, 2019 and revenue recognized during the years ended December 31, 2020 and 2019 that was included in the opening balance of unearned revenue was not significant. There have been no significant amounts of revenue recorded in the periods presented from performance obligations either wholly or partially satisfied in prior periods.

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

Facility Construction and Design

During 2020, 2019 and 2018, we had facility construction and design services related to an expansion project at our Fulham Correctional Centre in Australia which was substantially completed in the third quarter of 2020. We determined revenue should be recorded over time using a time-based output method based on the same criteria as discussed above for secure services. Fees included and priced in the contract for managing the Facility are considered to be stated at their individual estimated stand-alone selling prices using the adjusted market assessment approach. These services are regularly provided by us on a stand-alone basis to similar customers within a similar range of amounts. We used the expected cost-plus margin approach to allocate the transaction price to the construction obligation. We were entitled under the contract to receive consideration in the amount of our costs plus a margin.

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

We currently maintain a general liability policy and excess liability policies with total limits of $70.0 million per occurrence and $90 million in the aggregate covering the operations of U.S. Secure Services, GEO Care's community-based services, GEO Care's youth services and BI. We have a claims-made liability insurance program with a specific loss limit of $40.0 million per occurrence and in the aggregate related to medical professional liability claims arising out of secure healthcare services. We are uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability, cybersecurity liability and automobile liability.

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

With respect to operations in South Africa, the United Kingdom and Australia, we utilize a combination of locally procured insurance and global policies to meet contractual insurance requirements and protect us. In addition to these policies, our Australian subsidiary carries tail insurance on a general liability policy related to a discontinued contract.

Of the insurance policies discussed above, our most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves are undiscounted and were $78.9 million and $68.2 million as of December 31, 2020 and 2019, respectively and are included in accrued expenses in the accompanying balance sheets. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially adversely impacted.

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

Asset Impairments

We had property and equipment, net of $2.1 billion and $2.1 billion as of December 31, 2020 and 2019, respectively, including approximately 990 vacant beds with a net book value of approximately $24 million at December 31, 2020 at two of our idle facilities in the Secure Services segment that we are currently marketing to potential customers. Also, in our GEO Care segment, we are currently marketing approximately 1,100 vacant beds with a net book value of approximately $26 million at December 31, 2020 at two of our idle facilities to potential customers.

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

We test idle facilities for impairment upon notification that the facilities will no longer be utilized by the customer. If a long-lived asset is part of a group that includes other assets, the unit of accounting for the long-lived asset is its group. Generally, we group assets by facility for the purpose of considering whether any impairment exists. The estimates of recoverability are based on projected undiscounted cash flows associated with actual marketing efforts where available or, in other instances, projected undiscounted cash flows that are comparable to historical cash flows from management contracts at similar facilities and sensitivity analyses that consider reductions to such cash flows. Our sensitivity analyses include adjustments to projected cash flows compared to the historical cash flows due to current business conditions which impact per diem rates as well as labor and other operating costs, changes related to facility mission due to changes in prospective clients, and changes in projected capacity and occupancy rates. We also factor in prolonged periods of vacancies as well as the time and costs required to ramp up facility population once a contract is obtained. We perform the impairment analyses on an annual basis for each of the idle facilities and update each quarter for market developments for the potential utilization of each of the facilities in order to identify events that may cause us to reconsider the most recent assumptions. Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than used in our most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact our ability to house certain types of individuals at such facility. Further, a substantial increase in the number of available beds at other facilities that we own, or in the marketplace, could lead to deterioration in market conditions and projected cash flows. Although they are not frequently received, an unsolicited offer to purchase any of our idle facilities, at amounts that are less than their carrying value could also cause us to reconsider the assumptions used in the most recent impairment analysis. We have identified marketing prospects to utilize each of the remaining currently idled facilities and do not see any catalysts that would result in a current impairment. However, we can provide no assurance that we will be able to secure management contracts to utilize our idle facilities, or that we will not incur impairment charges in the future. In all cases, except for one of our leased facilities, the projected undiscounted cash flows in our analysis as of December 31, 2020 substantially exceeded the carrying amounts of each facility. With respect to the leased facility where the carrying amount of the facility did not exceed the projected undiscounted cash flows, we recorded an impairment charge of approximately $5.7 million during the year ended December 31, 2020.

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

Goodwill and Other Intangible Assets, Net

Goodwill

We have recorded goodwill as a result of our business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Our goodwill is not amortized and is tested for impairment annually on the first day of the fourth quarter, and whenever events or circumstances arise that indicate impairment may have occurred. Impairment testing is performed for all reporting units that contain goodwill. The reporting units are the same as the reportable segment for U.S. Secure Services and are at the operating segment level for GEO Care. On the annual measurement date of October 1, 2020, management elected to qualitatively assess the Company's goodwill for impairment for all of its reporting units except for its community based reporting unit which was assessed using a quantitative analysis. Under provisions of the qualitative analysis, when testing goodwill for impairment, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we performs a quantitative impairment test to identify goodwill impairment and measures the amount of goodwill impairment loss to be recognized, if any. The qualitative factors used by management to determine the likelihood that the fair value of the reporting unit is less than the carrying amount include, among other things, a review of overall economic conditions and their current and future impact on our existing business, our financial performance and stock price, industry outlook and market competition. With respect to the qualitative assessments, management determined that, as of October 1, 2020, it was more likely than not that the fair values of the reporting units exceeded their carrying values. With respect to the quantitative analysis performed, we used a third-party valuation firm to determine the estimated fair value of the reporting unit using a discounted cash flow model. A discount rate of 10% was utilized to adjust the cash flow forecasts based on our estimate of a market participant’s weighted-average cost of capital. Growth rates for sales and profits were determined using inputs from our long-term planning process. We also make estimates for discount rates and other factors based on market conditions, historical experience and other economic factors. Changes in these factors could significantly impact the fair value of the reporting unit. With respect to the community based reporting unit that was assessed quantitatively, management determined that the carrying value exceeded its fair value due to future declines in cash flow projections primarily due to the negative impact of the COVID-19 pandemic on the our reentry facilities. As such, we recorded a goodwill impairment charge of $21.1 million during the year ended December 31, 2020. A change in one or combination of the assumptions discussed above could impact the estimated fair value of the reporting unit. If our expectations of future results and cash flows decrease significantly or other economic conditions deteriorate, goodwill may be further impaired. See Note 8 – Goodwill and Other Intangible Assets for further information.

Other Intangible Assets. Net

We have also recorded other finite and indefinite lived intangible assets as a result of previously completed business combinations. Other acquired finite and indefinite lived intangible assets are recognized separately if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of our intent to do so. Our intangible assets include facility management contracts, trade names and technology. The facility management contracts represent customer relationships in the form of management contracts acquired at the time of each business combination; the value of BI’s and Protocol Criminal Justice, Inc.'s (“Protocol”) trade names represent, among other intangible benefits, name recognition to its customers and intellectual property rights; and the acquired technology represents BI’s innovation with respect to its GPS tracking, monitoring, radio frequency monitoring, voice verification monitoring and alcohol compliance systems, Protocol's innovation with respect to its customer relationship management software and Soberlink, Inc.'s innovation with respect to its alcohol monitoring devices. When establishing useful lives, we consider the period and the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up; or, if that pattern cannot be reliably determined, using a straight-line amortization method over a period that may be shorter than the ultimate life of such intangible asset. We also consider the impact of renewal terms when establishing useful lives. We currently amortize our acquired facility management contracts over periods ranging from three to twenty-one years and our acquired technology over seven years to eight years. There is no residual value associated with our finite-lived intangible assets. We review our trade name assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. We do not amortize our indefinite lived intangible assets. We review our indefinite lived intangible assets annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. These reviews resulted in no impairment to the carrying value of the indefinite lived intangible assets for all periods presented. We record the costs associated with renewal and extension of facility management contracts as expenses in the period they are incurred.

Recent Accounting Pronouncements

The Company implemented the following accounting standards during the year ended December 31, 2020:

The SEC recently adopted the final rule in Release No. 33-10762 (the “Final Rule”), Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities, to eliminate certain prescriptive requirements currently in Rules 3-10 and 3-16 of Regulation S-X. The Final Rule amends Regulation S-X Rules 3-10 and 3-16 with Regulation S-X Rules 13-01, Guarantors and issuers of guaranteed securities registered or being registered, and 13-02, Affiliates whose securities collateralize securities registered or being registered. The Final Rule simplifies the conditions required to omit separate financial statements of subsidiary issuers and guarantors, allows for reduced supplemental financial information about subsidiary issuers and guarantors as well as affiliates whose securities are collateralized and expands qualitative disclosures about the guarantees or securities pledged as collateral as well as issuers, guarantors, or affiliates, as applicable. The amended rules also provide flexibility to include these disclosures within or outside the annual and interim financial statements in both registration statements and periodic reports. Further, the disclosures are required only for the most recent annual and year-to-date interim periods. The Final Rule is effective on January 4, 2021 with early adoption permitted. The early adoption of the Final Rule did not have a material impact on our financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820)" as a part of its disclosure framework project. The amendments in this update remove, modify and add certain disclosures primarily related to transfers between Level 1 and Level 2 of the fair value hierarchy, various disclosures related to Level 3 fair value measurements and investments in certain entities that calculate net asset value. The new standard was effective for us beginning January 1, 2020. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

In June 2016, the FASB issued ASC No. 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". The purpose of Update No. 2016-13 is to replace the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. Update No. 2016-13 was effective for us beginning January 1, 2020. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

The following accounting standards will be adopted in future periods:

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options”. The guidance in this update simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU also simplify the guidance in ASC 815-40, “Derivatives and Hedging: Contracts in an Entity’s Own Equity” by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or shares. The new standard is effective for us beginning January 1, 2022. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

In March 2020, the FASB issued ASU 2020-04, “Reference Reform Rate (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” to provide temporary optional expedients and exceptions to the contract modifications, hedge relationships and other transactions affected by reference rate reform if certain criteria are met. This ASU, which was effective upon issuance and may be applied through December 31, 2022, is applicable to all contracts and hedging relationships that reference the London Interbank Offered Rate or any other reference rate expected to be discontinued. We are currently evaluating the impact of reference rate reform and the potential application of this guidance.

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

2020 versus 2019

Revenues

	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$1,571,216	66.9%	$1,601,679	64.6%	$(30,463)	(1.9)%
GEO Care	551,342	23.5%	614,249	24.8%	(62,907)	(10.2)%
International Services	211,621	9.0%	232,016	9.4%	(20,395)	(8.8)%
Facility Construction & Design	15,919	0.7%	29,978	1.2%	(14,059)	(46.9)%
Total	$2,350,098	100.0%	$2,477,922	100.0%	$(127,824)	(5.2)%

U.S. Secure Services

Revenues decreased in 2020 by $30.5 million compared to 2019 as a result of $36.5 million primarily due to net decreases in populations at our ICE processing centers and USMS facilities due to the COVID-19 pandemic, which resulted in declines in crossings and apprehensions along the Southwest border, as well as decreases in court sentencing at the federal levels. Additionally, revenues decreased by $66.1 million due to the discontinuation of our California Modified Community Correctional Facility contracts along with other contract discontinuations. Various governmental agencies have also taken steps to decrease the number of those in custody to adhere to social distancing protocols. We also experienced net decreases in population, transportation services and/or rates of $3.7 million at our BOP and state facilities. These decreases were partially offset by increases of $75.8 million resulting from the activation of our contracts at our company-owned and previously idled South Louisiana Processing Center in Basile, Louisiana during the third quarter of 2019, our company-owned and previously idled North Lake Correctional Facility in Baldwin, Michigan which was activated on October 1, 2019, our managed-only contract for the El Centro Detention Center in California which was effective in December 2019, the activation of our company-owned Golden State Annex facility in California which was effective in September 2020 as well as the activation of the county-owned Reeves County Detention Center I & II in the third quarter of 2019.

The number of compensated mandays in GEO Secure Services facilities was approximately 21.7 million in 2020 and 23.5 million in 2019. We experienced an aggregate net decrease of approximately 1,800,000 mandays as a result of net decreases in population as a result of the impact of the COVID-19 pandemic as well as contract terminations, partially offset by contract activations discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our GEO Secure Services facilities was 89.3% and 94.9% of capacity in 2020 and 2019, respectively, excluding idle facilities.

GEO Care

Revenues decreased in 2020 by $62.9 million compared to 2019 primarily due to aggregate decreases of $42.4 million related to contract discontinuations/closures of underutilized facilities which have been impacted by the COVID-19 pandemic and other factors. We also experienced a decrease of $14.1 million due to decreases in blended rates and average client and participant counts under our ISAP services as a result of policy changes by the former administration. Also contributing to this decrease were the effects of the COVID-19 pandemic has had on our community based programs which resulted in reductions in home visits and other impacts.  In addition, we experienced decreases of $12.3 million related to net decreases in census levels at certain of our community-based and reentry centers due to declines in programs as a result of lower levels of referrals by federal, state and local agencies primarily due to the impact of the COVID-19 pandemic. These decreases were partially offset by increases of $5.9 million due to new/reactivated contracts and programs.

International Services

Revenues for International Services decreased by $20.4 million in 2020 compared to 2019. We experienced a net decrease of $15.7 million which was primarily due to the transition of the Arthur Gorrie Correctional Centre to government operation in State of Queensland, Australia at the end of June 2020. Additionally, we experienced decreases of $4.7 million due to the effects of foreign exchange rate fluctuations.

Facility Construction & Design

In 2020 and 2019, we had facility construction & design services related to an expansion project at our Fulham Correctional Centre in Australia which was substantially completed in the third quarter of 2020. The revenue decrease was due to a decrease in construction activity as the project neared completion.

Operating Expenses

	2020	% of Segment Revenues	2019	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$1,191,562	75.8%	$1,200,199	74.9%	$(8,637)	(0.7)%
GEO Care	381,034	69.1%	417,432	68.0%	(36,398)	(8.7)%
International Services	189,865	89.7%	213,223	91.9%	(23,358)	(11.0)%
Facility Construction & Design	15,865	99.7%	29,904	99.8%	(14,039)	(46.9)%
Total	$1,778,326		$1,860,758		$(82,432)	(4.4)%

   Operating expenses consist of those expenses incurred in the operation and management of our Secure Services, GEO Care and International Services facilities and expenses incurred in our Facility Construction & Design segment.

U.S. Secure Services

Operating expenses for U.S. Secure Services decreased by $8.6 million in 2020 compared to 2019. We experienced decreases of $31.5 million at certain of our facilities primarily due to contract discontinuations. Additionally, we experienced aggregate net decreases of $27.6 million related to decreases in population, transportation services and the variable costs associated with those services primarily as a result of the impacts of the COVID-19 pandemic as described above. These decreases were partially offset by increases of $50.5 million from the activation of our contracts at our company-owned and previously idled South Louisiana Processing Center in Basile, Louisiana during the third quarter of 2019, our company-owned and previously idled North Lake Correctional Facility in Baldwin, Michigan which was activated on October 1, 2019, our managed-only contract for the El Centro Detention Center in California which was effective in December 2019 as well as activation of our company-owned Golden State Annex facility in California which was effective in September 2020.

GEO Care

Operating expenses for GEO Care decreased by $36.4 million during 2020 compared to 2019 primarily due to net decreases of $30.2 million from contract discontinuations/closures of underutilized facilities. We also experienced a decrease of $8.6 million due to decreases in average client and participant counts under our ISAP services as a result of policy changes by the administration which reduced the number of enrollments at the southern border. Also contributing to this decrease were the effects of the COVID-19 pandemic which resulted in reductions in home visits and other impacts. Additionally, we experienced $3.4 million of net decreases related to census levels at certain of our community-based reentry centers and day reporting centers due to the impact of the COVID-19 pandemic. These decreases were partially offset by increases of $5.8 million due to new/reactivated contracts and programs and day reporting center openings.

International Services

Operating expenses for International Services decreased by $23.4 million in 2020 compared to 2019. We experienced a net decrease of $18.7 million which was primarily due to the transition of the Arthur Gorrie Correctional Centre to government operation in State of Queensland, Australia at the end of June 2020. Additionally, we experienced decreases of $4.7 million due to the effects of foreign exchange rate fluctuations.

Facility Construction & Design

Beginning in the fourth quarter of 2018 and into 2019, we had facility construction & design services related to an expansion project at our Fulham Correctional Centre in Australia which was substantially completed in the third quarter of 2020. The decrease in operating expenses was due to a decrease in construction activity as the project neared completion.

Depreciation and Amortization

	2020	% of Segment Revenue	2019	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$80,702	5.1%	$78,974	4.9%	$1,728	2.2%
GEO Care	51,832	9.4%	49,781	8.1%	2,051	4.1%
International Services	2,146	1.0%	2,070	0.9%	76	3.7%
Total	$134,680	5.7%	$130,825	5.3%	$3,855	2.9%

U.S. Secure Services

U.S. Secure Services depreciation and amortization expense increased in 2020 compared to 2019 primarily due to renovations in connection with our contract activations at certain of our company-owned facilities as previously discussed.

GEO Care

GEO Care depreciation and amortization expense increased in 2020 compared to 2019 primarily due to renovations at certain of our centers.

International Services

Depreciation and amortization expense increased slightly in 2020 compared to 2019 as a result of renovations during 2019 and 2020 at several of our international facilities.

Other Unallocated Operating Expenses

	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$193,372	8.2%	$185,926	7.5%	$7,446	4.0%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased in 2020 compared to 2019 primarily due to higher stock-based compensation expense of $1.6 million, $2.5 million in insurance expense associated with policy renewals as well as normal personnel and compensation adjustments, professional, consulting, business development and other administrative expenses including COVID-19 related expenses. These increases were partially offset by less travel, marketing and other corporate administrative expenses primarily due to the impacts of the COVID-19 pandemic.

Goodwill Impairment Charges

	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Goodwill Impairment Charges	$21,146	0.9%	$—	0.0%	$21,146	100.0%

In connection with our annual goodwill testing, we determined that the carrying value of our community based reporting unit exceeded its fair value as a result of future declines in cash flow projections primarily due to the impact of the COVID-19 pandemic. As such, we recorded a goodwill impairment charge of $21.1 million during the year ended December 31, 2020. Refer to Note 1 – Summary of Business Organization, Operations and Significant Accounting Policies – Goodwill and Other Intangible Assets of the Notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K

Non-Operating Income and Expense

Interest Income and Interest Expense

	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$23,072	1.0%	$28,934	1.2%	$(5,862)	(20.3)%
Interest Expense	$126,837	5.4%	$151,024	6.1%	$(24,187)	(16.0)%

Interest income decreased in 2020 compared to 2019 primarily due to the effect of foreign exchange rate fluctuations related to our contract receivable balance for our facility in Ravenhall, Australia.

Interest expense decreased in 2020 compared to 2019 primarily due to lower interest rates on our variable rate debt. Also contributing to the decrease was a reduction in higher interest rate debt balances. During 2019, we repurchased approximately $56.0 million in aggregate principal amount of its 5.875% Senior Notes due 2022. During 2020, we repurchased approximately $7.5 million in aggregate principal amount of its 5.875% Senior Notes due 2024. Additionally, during 2020, we repurchased approximately $18.2 million in aggregate principal amount of its 5.125% Senior Notes due 2023. Refer to Note 12- Debt of the Notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Gain (Loss) on Extinguishment of Debt

	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Gain (Loss) on Extinguishment of Debt	$5,319	0.2%	$(4,795)	-0.2%	$10,114	-2.11

During 2020, we repurchased approximately $7.5 million in aggregate principal amount of our 5.875% Senior Notes due 2024 at a weighted average price of $78.99 for a total cost of $5.8 million. Additionally, during 2020, we repurchased approximately $18.2 million in aggregate principal amount of our 5.125% Senior Notes due 2023 at a weighted average price of $77.28 for a total cost of $14.4 million. As a result of these repurchase, we incurred a net gain on extinguishment of debt of $5.3 million.

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

Additionally, during 2019, we repurchased approximately $56 million in aggregate principal amount of our 5.875% Senior Notes due 2022 at a weighted average price of 97.55% for a total cost of $54.7 million. As the result of the repurchases we recognized a net gain on extinguishment of debt of $0.9 million which partially offset the loss discussed above. Refer to Note 12- Debt of the Notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Provision for Income Taxes

	2020	Effective Rate	2019	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$20,463	16.5%	$16,648	9.6%	$3,815	22.9%

The provision for income taxes in 2020 increased compared to 2019 along with the effective tax rate which is due to a change in the composition of our income between our REIT and TRS subsidiaries and certain non-recurring items. In 2020, there was a $4.2 million discrete tax expense, inclusive of a $3.6 million discrete tax expense related to stock compensation that vested during the period.  In contrast, in 2019, there was a $0.5 million discrete tax benefit, net of a $0.2 million discrete tax expense related to stock compensation that vested during the period. Furthermore, the effective tax rate increased as a result of the impairment, which is not deductible for tax purposes.  As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. Our wholly owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our 2021 annual effective tax rate to be in the range of approximately 15% to 18% exclusive of any discrete items.

Equity in Earnings of Affiliates

	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$9,166	0.4%	$9,532	0.4%	$(366)	(3.8)%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates in 2020 compared to 2019 decreased slightly primarily due to the effects of foreign exchange rate fluctuations.

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

As of December 31, 2020, we were developing a number of projects that we estimate will cost approximately $54.5 million, of which $35.0 million was spent through December 31, 2020. We estimate our remaining capital requirements to be approximately $19.5 million. These projects are expected to be completed through 2021.

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

A syndicate of approximately 65 lenders participate in our Credit Agreement, six of which have indicated that they do not intend to provide new financing to GEO but will honor their existing obligations (Refer to Item 1A - Risk Factors included in Part I of this Annual Report on Form 10-K for further discussion on certain financial institutions who announced beginning in 2019 that they will not be renewing existing agreements or entering into new agreements with companies that privately operate secure correctional facilities, processing centers and community reentry centers under public-private partnerships). Certain lenders have also publicly disclosed that they will no longer loan money to one of our key competitors. The banks that have withdrawn participation remain contractually committed for approximately three years. These six banks represent 54% of the lending commitments under the revolver component of our senior credit facility as of December 31, 2020. Additionally, these six banks represent less than 25% of our overall borrowing capacity under our Credit Agreement and the withdrawal of their participation is not expected to negatively impact our financial flexibility. We are also in frequent communication with potential new lenders as well as the credit rating agencies who have not changed our credit ratings for over 45 months.

The Credit Agreement evidences a credit facility (the "Credit Facility") consisting of the $792.0 million term loan discussed above (the "Term Loan") bearing interest at LIBOR plus 2.00% (with a LIBOR floor of 0.75%), and a $900.0 million revolver initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD275 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars under the Australian Dollar Letter of Credit Facility (the "Australian LC Facility"). As of December 31, 2020, there were no letters of credit issued under the Australian LC Facility. Amounts to be borrowed by GEO under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The Term Loan component is scheduled to mature on March 23, 2024. The revolving credit commitment component is scheduled to mature on May 17, 2024. The Credit Agreement also has an accordion feature of $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

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

On August 18, 2016, we executed a Letter of Offer by and among GEO and HSBC Bank Australia Limited (the “Letter of Offer”) providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of AUD100 million, or $77.1 million, based on exchange rates in effect as of December 31, 2020 (collectively, the “Bank Guarantee Facility”). The Bank Guarantee Facility allows GEO to provide letters of credit to assure performance of certain obligations of its wholly owned subsidiary relating to its secure facility project in Ravenhall, located near Melbourne, Australia. In accordance with the Ravenhall Contract, upon the completion of a certain period of operations, the Bank Guarantee Facility was reduced during the fourth quarter of 2019 to approximately AUD59 million, or $45.5 million, based on exchange rates in effect as of December 31, 2020. The Bank Guarantee Facility is unsecured. The issuance of letters of credit under the Bank Guarantee Facility is subject to the satisfaction of the conditions precedent specified in the Letter of Offer. Letters of credit issued under the bank guarantee lines are due on demand and letters of credit issued under the bank guarantee/standby sub-facility cannot have a duration exceeding twelve months. The Bank Guarantee Facility may be terminated by HSBC Bank Australia Limited on 90 days written notice. As of December 31, 2020, there was AUD59 million in letters of credit issued under the Bank Guarantee Facility.

As of December 31, 2020, we had $770.0 million in aggregate borrowings outstanding under the Term Loan, $704.4 million in borrowings under the Revolver, and approximately $59.6 million in letters of credit which left $136.0 million in additional borrowing capacity under the Revolver. In addition, we have the ability to increase the Senior Credit Facility by an additional $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions thereunder. Refer to Note 12 - Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

6.00% Senior Notes due 2026

On April 18, 2016, we completed an offering of $350.0 million aggregate principal amount of 6.00% senior notes due 2026. The 6.00% Senior Notes will mature on April 15, 2026 and were issued at a coupon rate and yield to maturity of 6.00%. Interest on the 6.00% Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2016. We used the net proceeds to fund the tender offer and the redemption of all of our 6.625% Senior Notes, to pay all related fees, costs and expenses and for general corporate purposes including repaying borrowings under our prior revolver. Loan costs of approximately $6 million were incurred and capitalized in connection with the offering. Refer to Note 12 - Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

5.875% Senior Notes due 2024

On September 25, 2014, we completed an offering of $250.0 million aggregate principal amount of senior unsecured notes. The notes will mature on October 15, 2024 and have a coupon rate and yield to maturity of 5.875%. Interest is payable semi-annually in cash in arrears on April 15 and October 15, which commenced on April 15, 2015. The proceeds received from the 5.875% Senior Notes due 2024 were used to pay down a portion of the outstanding indebtedness under the revolver portion of our prior Senior Credit Facility. Refer to Note 12 - Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

5.875% Senior Notes due 2022

On October 3, 2013, we completed an offering of $250.0 million aggregate principal amount of 5.875% Senior Notes due 2022. The 5.875% Senior Notes due 2022 will mature on January 15, 2022 and have a coupon rate and yield to maturity of 5.875%. Interest is payable semi-annually on January 15 and July 15 each year, which commenced on January 15, 2014. The proceeds received from the 5.875% Senior Notes due 2022 were used, together with cash on hand, to fund the repurchase, redemption or other discharge of our 7 3/4% Senior Notes due 2017 and to pay related transaction fees and expenses. Refer to Note 12 - Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

5.125% Senior Notes due 2023

On March 19, 2013, we completed an offering of $300.0 million aggregate principal amount of 5.125% Senior Notes. The 5.125% Senior Notes will mature on April 1, 2023 and have a coupon rate and yield to maturity of 5.125%. Interest is payable semi-annually on April 1 and October 1 each year, which commenced on October 1, 2013. A portion of the proceeds received from the 5.125% Senior Notes were used on the date of the financing to repay the prior revolver credit draws outstanding under the prior senior credit facility. Refer to Note 12 - Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Debt Repurchases

On August 16, 2019, our Board of Directors authorized us to repurchase and/or retire a portion of the 6.00% Senior Notes due 2026, the 5.875% Senior Notes due 2024, the 5.125% Senior Notes due 2023, the 5.875% Senior Notes due 2022 (collectively the "GEO Senior Notes") and our term loan under its Amended Credit Agreement through cash purchases, in open market, privately negotiated transactions, or otherwise, up to an aggregate maximum of $100.0 million, subject to certain limitations through December 31, 2020. On February 11, 2021, the Company’s Board of Directors authorized a new repurchase program for repurchases/retirements of the above referenced Senior Notes and term loan, subject to certain limitations up to an aggregate maximum of $100.0 million through December 31, 2022.

During 2020, the Company repurchased approximately $7.5 million in aggregate principal amount of its 5.875% Senior Notes due 2024 at a weighted average price of 77.28% for a total cost of $5.8 million. Additionally, during 2020, the Company repurchased approximately $18.2 million in aggregate principal amount of its 5.125% Senior Notes due 2023 at a weighted average price of 78.99% for a total cost of $14.3 million. As a result of these repurchases, the Company recognized a net gain on extinguishment of debt of $5.3 million during the year ended December 31, 2020.

During 2019, the Company repurchased approximately $56.0 million in aggregate principal amount of its 5.875% Senior Notes due 2022 at a weighted average price of 97.55% for a total cost of $54.7 million. As a result of these repurchases, the Company recognized a net gain on extinguishment of debt of $0.9 million during the year ended December 31, 2019.

There can be no assurance that any future refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indentures governing the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 and our Senior Credit Facility. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse effect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we expect to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

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

Senior Credit Facility

On November 6, 2020, out of an abundance of caution and as a liquidity management strategy, GEO elected to draw down $250 million in borrowings under its credit facility. In order to maintain maximum financial flexibility, GEO plans to maintain this liquidity on hand.

Quarterly Dividends

In October 2020, the GEO Board of Directors decided to reduce GEO’s quarterly cash dividend beginning with the quarterly dividend paid on October 23, 2020 from $0.48 per share, or $1.92 per share annualized, to $0.34 per share, or $1.36 per share annualized. The GEO Board of Directors took this action based on a determination that it is in the best interests of GEO and our shareholders to apply excess cash flow to debt reduction. In January 2021, the GEO Board of Directors decided to further reduce GEO’s quarterly cash dividend beginning with the quarterly dividend paid on February 1, 2021 from $0.34 per share, or $1.36 per share annualized, to $0.25 per share, or $1.00 per share annualized. The reduction of GEO’s quarterly dividend payment will allow GEO to continue its focus on paying down debt and to balance its continued creation of value for GEO shareholders with prudent management of its balance sheet. The GEO Board of Directors will continue to evaluate GEO’s dividend policy and capital allocation. The declaration of future quarterly cash dividends is subject to approval by the GEO Board of Directors and to meeting the requirements of all applicable laws and regulations. The GEO Board of Directors retains the power to modify or eliminate GEO’s quarterly dividend as it may deem necessary or appropriate in the future to consider factors including, but not limited to, long-term capital needs and access to the capital markets.

Stock Buyback Program

On February 14, 2018, we announced that our Board authorized a stock buyback program authorizing us to repurchase up to a maximum of $200 million of our shares of common stock. The stock buyback program was funded primarily with cash on hand, free cash flow and borrowings under our $900 million revolving credit facility. The program expired on October 20, 2020. The stock buyback program was intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission ("SEC") requirements. The stock buyback program did not obligate us to purchase any specific amount of our common stock and could have been suspended or extended at any time at the discretion of our Board. During the year ended December 31, 2020, we purchased 553,665 shares of our common stock at a cost of $9.0 million primarily purchased with proceeds from our Revolver. There were no purchases of our common stock during the year ended December 31, 2019. During the year ended December 31, 2018, we purchased 4,210,254 shares of our common stock at a cost of $95.2 million primarily purchased with proceeds from our Revolver.

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

We plan to fund all of our capital needs, including distributions of our REIT taxable income in order to maintain our REIT qualification, and capital expenditures, from cash on hand, cash from operations, borrowings under our Senior Credit Facility and any other financings which our management and Board of Directors, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under the $900.0 million Revolver. Our management believes that cash on hand, cash flows from operations and availability under our Senior Credit Facility will be adequate to support our capital requirements for 2021 as disclosed under “Capital Requirements” above.

Non-Recourse Debt

Northwest ICE Processing Center

On December 9, 2011, the Washington Economic Development Finance Authority issued $54.4 million of its Washington Economic Development Finance Authority Taxable Economic Development Revenue Bonds, series 2011 (“2011 Revenue Bonds”). The payment of principal and interest on the bonds is non-recourse to us. None of the bonds nor CSC of Tacoma, LLC’s (“CSC”) obligations under the loan are our obligations nor are they guaranteed by us.

As of December 31, 2020, the remaining balance of the debt service requirement related to the 2011 Revenue Bonds is $8.1 million, all of which is classified as current in the accompanying balance sheet. As of December 31, 2020, included in restricted cash and investments is $3.7 million (all current) of funds held in trust with respect to the Northwest ICE Processing Center for debt service and other reserves which had not been released to us as of December 31, 2020. Refer to Note 12-Debt in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Australia - Ravenhall

In connection with a design and build facility project agreement with the State of Victoria, in September 2014 we entered into a syndicated facility agreement (the "Construction Facility") to provide debt financing for construction of the project. Refer to Note 6 - Contract Receivable in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The Construction Facility provided for non-recourse funding up to AUD 791 million, or $609.8 million, based on exchange rates as of December 31, 2020. Construction draws were funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility was through September 2019 and bore interest at a variable rate quoted by certain Australian banks plus 200 basis points. On May 22, 2019, we completed an offering of AUD 461.6 million, or $355.9 million, based on exchange rates as of December 31, 2020, aggregate principal amount of non-recourse senior secured notes due 2042 (the "Non-Recourse Notes"). The amortizing Non-Recourse Notes were issued by Ravenhall Finance Co Pty Limited in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Non-Recourse Notes were issued with a coupon and yield to maturity of 4.23% with a maturity date of March 31, 2042. The net proceeds from this offering were used to refinance the outstanding Construction Facility and to pay all related fees, costs and expenses associated with the transaction. As a result of the transaction, we incurred a $4.5 million loss on extinguishment of debt related to swap termination fees and unamortized deferred loan costs associated with the Construction Facility. Additionally, loan costs of approximately $7.5 million were incurred and capitalized in connection with the offering. Refer to Note 7 - Derivative Financial Instruments in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Other

In August 2019, we entered into two identical Notes (as defined below) in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the Notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. We have entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at December 31, 2020 is $0.7 million of deferred loan costs incurred in the transaction. Refer to Note 7 – Derivative Financial Instruments in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Guarantees

The Company has entered into certain guarantees in connection with the design, financing and construction of certain facilities as well as loan, working capital and other obligation guarantees for our subsidiaries in Australia, South Africa and our joint ventures. Refer to Note 12 - Debt in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Executive Retirement Agreement

We have a non-qualified deferred compensation agreement with our Chief Executive Officer (“CEO”). The agreement provides for a lump sum payment upon retirement, no sooner than age 55. As of December 31, 2020, the CEO had reached age 55 and was eligible to receive the payment upon retirement. If the Company’s CEO had retired as of December 31, 2020, the Company would have had to pay him approximately $8.9 million in shares of the Company’s common stock (determined as of February 26, 2020) plus additional shares credited for dividends declared and paid on the shares of the Company’s common stock as further discussed below.

On February 26, 2020 (the "Effective Date"), we and our CEO entered into an amended and restated executive retirement agreement that amends the CEO’s executive retirement agreement discussed above.

The amended and restated executive retirement agreement provides that upon the CEO’s retirement from GEO, we will pay a lump sum amount equal to $8,925,065 (determined as of February 26, 2020) (the “Grandfathered Payment”) which will be paid in the form of a fixed number of shares of our common stock. The Grandfathered Payment will be delayed for six months and a day following the effective date of the CEO’s termination of employment in compliance with Section 409A of the Internal Revenue Code of 1986, as amended.

On the Effective Date, an amount equal to the Grandfathered Payment was invested in our common stock (“GEO Shares”). The number of our shares of common stock as of the Effective Date was equal to the Grandfathered Payment divided by the closing price of our common stock on the Effective Date (rounded up to the nearest whole number of shares), which equals 553,665 shares of our common stock. Additional shares of our common stock will be credited with a value equal to any dividends declared and paid on our shares of common stock, calculated by reference to the closing price of our common stock on the payment date for such dividends (rounded up to the nearest whole number of shares).

We have established several trusts for the purpose of paying the retirement benefit pursuant to the amended and restated executive retirement agreement. The trusts are revocable “rabbi trusts” and the assets of the trusts are subject to the claims of our creditors in the event of our insolvency.

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

Summarized statement of operations (in thousands):

Year Ended December 31, 2020
Net operating revenues	$2,111,900
Income from operations	193,480
Net income	77,682
Net income attributable to The GEO Group, Inc.	77,682

Summarized balance sheets (in thousands):

	December 31, 2020	December 31, 2019
Current assets	$607,044	$431,048
Noncurrent assets (a)	3,268,260	3,328,078
Current liabilities	350,041	331,042
Noncurrent liabilities (b)	2,737,673	2,548,034
(a)	Includes amounts due from non-guarantor subsidiaries of $26.7 million and $26.3 million as of December 31, 2020 and 2019, respectively.
(b)	Includes amounts due to non-guarantor subsidiaries of $17.4 million and $17.1 million as of December 31, 2020 and 2019, respectively.

Off-Balance Sheet Arrangements

Except as discussed above, and in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we do not have any off-balance sheet arrangements.

We are also exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. See Note 17 - Commitments and Contingencies in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Derivatives

In August 2019, we entered into two interest rate swap agreements in the aggregate notional amount of $44.3 million to fix the interest rate on certain of our variable rate debt to 4.22%. We have designated these interest rate swaps as hedges against changes in the cash flows of two identical promissory notes (the "Notes") which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. We have determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the Notes and are therefore considered to be effective cash flow hedges. Accordingly, we record the change in fair value of the interest rate swaps as accumulated other comprehensive income (loss), net of applicable taxes. Total unrealized losses recorded in total other comprehensive income (loss), net of tax, related to these cash flow hedges was $4.8 million during the year ended December 31, 2020. The total fair value of the swap liabilities as of December 31, 2020 was $6.0 million and is recorded as a component of Other Non-Current liabilities within the accompanying balance sheet. There was no material ineffectiveness for the period presented. We do not expect to enter into any transactions during the next twelve months which would result in reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss). Refer to Note 12 - Debt and Note 7 - Derivative Financial Instruments in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Our Australian subsidiary entered into interest rate swap agreements to fix the interest rate on our variable rate non-recourse debt related to a project in Ravenhall, a locality near Melbourne, Australia to 4.2%. We determined that the swaps had payment, expiration dates, and provisions that coincided with the terms of the non-recourse debt and were therefore considered to be effective cash flow hedges. Accordingly, we recorded the change in the fair value of the interest rate swaps in accumulated other comprehensive income (loss), net of applicable income taxes. On May 22, 2019, we refinanced the associated debt and terminated the swap agreements which resulted in the reclassification of $3.9 million into losses that were previously reported in accumulated other comprehensive income (loss). Refer to Note 12 - Debt and Note 7 - Derivative Financial Instruments in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Contractual Obligations

The following is a table of certain of our contractual obligations, as of December 31, 2020, which requires us to make payments over the periods presented.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-Term Debt	$1,111,339	$1,071	$478,025	$244,982	$387,261
Term Loan	770,000	8,000	16,000	746,000	—
Revolver	704,437	—	—	704,437	—
Finance Lease Obligations (includes imputed interest)	5,430	2,432	2,227	771	—
Operating Lease Obligations (includes imputed interest)	153,847	36,219	49,976	30,365	37,287
Non-Recourse Debt	344,617	15,446	17,520	19,823	291,828
Estimated interest payments on debt (a)	542,690	111,734	196,345	94,222	140,389
Estimated funding of pension and other post retirement benefits	33,530	9,846	1,817	2,056	19,811
Estimated construction commitments	19,500	19,500	—	—	—
Total	$3,685,390	$204,248	$761,910	$1,842,656	$876,576

(a)

Due to the uncertainties of future LIBOR rates, the variable interest payments on our Senior Credit Facility were calculated using an average LIBOR rate of .33% based on projected interest rates through 2024.

Cash Flow

Cash, cash equivalents, restricted cash and cash equivalents as of December 31, 2020 was $311.9 million, compared to $67.5 million as of December 31, 2019 and was impacted by the following:

Net cash provided by operating activities in 2020 and 2019 was $441.7 million and $338.1 million, respectively. Net cash provided by operating activities in 2020 was positively impacted by non-cash expenses such as depreciation and amortization, deferred tax provision, amortization of debt issuance costs, discount and/or premium and other non-cash interest, stock-based compensation expense, loss on extinguishment of debt, goodwill impairment charges and dividends received from our unconsolidated joint venture. Equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by a net of $68.2 million, representing a positive impact on cash. The decrease was primarily driven by the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $57.3 million which positively impacted cash. The increase was primarily due to the timing of payments and also due to accruals for the deferral of the employer’s share of Social Security taxes of $42 million under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). Refer to Note 17 – Commitments and Contingencies included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Additionally, cash provided by operating activities in 2020 was positively impacted by a decrease in contract receivable of $5.2 million. The decrease relates to the timing of payments received and interest accrued, along with the effect of foreign exchange rates, related to the Ravenhall Project. Refer to Note 6 - Contract Receivable included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Net cash provided by operating activities in 2019 was positively impacted by non-cash expenses such as depreciation and amortization, deferred tax benefit, amortization of debt issuance costs, discount and/or premium and other non-cash interest, stock-based compensation expense, loss on extinguishment of debt and dividends received from our unconsolidated joint venture.  Equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets increased in total by a net of $8.4 million, representing a negative impact on cash. The increase was primarily driven by the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $10.7 million which positively impacted cash. The increase was primarily due to the timing of payments. Additionally, cash provided by operating activities in 2019 was negatively impacted by an increase in contract receivable of $4.4 million. The increase relates to the timing of payments received and interest accrued, along with the effect of foreign exchange rates, related to the Ravenhall Project. Refer to Note 6 - Contract Receivable included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Net cash used in investing activities of $104.2 million in 2020 was primarily the result of capital expenditures of $108.8 million, offset by insurance proceeds from damaged property primarily related to hurricanes of $9.5 million, proceeds from sale of assets held for sale of $2.4 million, proceeds from the sale of property and equipment of $0.1 million and changes in restricted investments of $7.4 million. Net cash used in investing activities of $104.1 million in 2019 was primarily the result of capital expenditures of $117.2 million, offset by insurance proceeds from damaged property primarily related to hurricanes of $19.3 million, proceeds from sale of assets held for sale of $0.8 million, proceeds from the sale of property and equipment of $0.4 million and change in restricted investments of $7.4 million.

Net cash used in financing activities in 2020 reflects payments of $816.2 million on long term debt offset by $960.6 million of proceeds from long term debt and payments on non-recourse debt of $13.8 million. We also paid cash dividends of $216.1 million and purchased $9.0 million of shares of our common stock.

Net cash used in financing activities in 2019 reflects payments of $513.2 million on long term debt offset by $521.4 million of proceeds from long term debt and payments on non-recourse debt of $335.1 million offset by proceeds from non-recourse debt of $321.1 million. We also paid cash dividends of $232.5 million and debt issuance costs of $9.9 million.

Inflation

We believe that inflation, in general, did not have a material effect on our results of operations during 2020 and 2019. While some of our contracts include provisions for inflationary indexing, inflation could have a substantial adverse effect on our results of operations in the future to the extent that wages and salaries, which represent our largest recurring/fixed expense, increase at a faster rate than the per diem or fixed rates received by us for our management services.

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

Normalized FFO is defined as FFO adjusted for certain items which by their nature are not comparable from period to period or that tend to obscure the Company’s actual operating performance, including for the periods presented net goodwill impairment charges, pre-tax, (gain) loss on extinguishment of debt, pre-tax, start-up expenses, pre-tax, legal related expenses, pre-tax, other non-cash revenue & expense, pre-tax, close-out expenses, pre-tax, COVID-19 expenses, pre-tax and the tax effect of adjustments to funds from operations.

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

Our reconciliation of net income attributable to GEO to FFO, Normalized FFO and AFFO for the years ended December 31, 2020 and 2019, respectively, is as follows (in thousands):

	December 31, 2020	December 31, 2019
Funds From Operations
Net income attributable to The GEO Group, Inc.	$113,032	$166,603
Real estate related depreciation and amortization	73,659	72,191
Loss real estate assets, net of tax	6,831	2,693
NAREIT Defined FFO	$193,522	$241,487
Goodwill impairment charge, pre-tax	21,146	—
Start-up expenses, pre-tax	4,401	8,959
(Gain) loss on extinguishment of debt	(5,319)	4,795
Legal related expenses, pre-tax	—	2,000
COVID-19 expenses, pre-tax	9,883	—
Close-out expenses, pre-tax	5,935	4,578
Tax effect of adjustments to funds from operations *	(300)	(1,078)
Normalized Funds from Operations	$229,268	$260,741
Non-real estate related depreciation and amortization	61,021	58,634
Consolidated maintenance capital expenditures	(19,729)	(21,899)
Stock-based compensation expenses	23,896	22,344
Other non-cash revenue & expense, pre-tax	(735)	—
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	6,892	8,609
Adjusted Funds from Operations	$300,613	$328,429

*

Tax adjustments relate to loss on real estate assets, goodwill impairment charges, (gain) loss on debt extinguishment, start-up expenses, COVID-19 expenses, close-out expenses and other non-cash revenue & expense.

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

•

We ordered and received and continue to order and receive swab test kits for COVID-19 from a national supplier, we enacted quarantine and testing procedures for any employees who may have come into contact with any individual who has tested positive for COVID-19 and we will update these quarantine and testing procedures as necessary;

•

In March 2020, we started procuring additional Personal Protective Equipment and began issuing it as clinically needed at facilities impacted by COVID-19. These efforts continued throughout 2020 and continue to date;

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

We will continue to coordinate closely with our government agency partners and local health agencies to ensure the health and safety of all those in our care and our employees. We are grateful for our frontline employees who are making sacrifices daily to provide care for all those in our facilities during this unprecedented global pandemic. Information on the steps we have taken to address and mitigate the risks of COVID-19 can be found at www.geogroup.com/COVID19. The information on or accessible through our website is not incorporated by reference in this Annual Report on Form 10-K.

Economic Impact

The COVID-19 pandemic and related government-imposed mandatory closures, shelter in-place restrictions and social distancing protocols and increased expenditures on engineering controls, personal protective equipment, diagnostic testing, medical expenses, temperature scanners, protective plexiglass barriers and increased sanitation have had, and will continue to have, a severe impact on global economic conditions and the environment in which we operate. Starting in late March and early April, we began to observe negative impacts from the pandemic on our performance in our secure services business, specifically with our ICE Processing Centers and U.S. Marshals Facilities, as a result of declines in crossings and apprehensions along the Southwest border, a decrease in court sentencing at the federal level and reduced operational capacity to promote social distancing protocols which resulted in an estimated revenue decline of approximately 10 percent during 2020. Additionally, our reentry services business conducted through our GEO Care business segment has also been negatively impacted, specifically our residential reentry centers and non-residential day reporting programs were impacted by declines in programs due to lower levels of referrals by federal, state and local agencies, which resulted in an estimated revenue decline of approximately 12 percent during 2020.We expect that the COVID-19 pandemic will continue to have an impact on our populations for at least part of 2021, depending on various factors such as the progress of vaccine distributions. Additionally, we have experienced the transmission of COVID-19 at most of our facilities during 2020 and to date in the first quarter of 2021. If we are unable to mitigate the transmission of COVID-19 at our facilities, we could experience a material adverse effect on our financial position, results of operations and cash flows. Although we are unable to predict the duration or scope of the COVID-19 pandemic or estimate the extent of the overall future negative financial impact to our operating results, an extended period of depressed economic activity necessitated to combating the disease, and the severity and duration of the related global economic crisis may adversely impact our future financial performance.

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

On January 26, 2021, President Biden signed an Executive Order directing the United States Attorney General not to renew DOJ contracts with privately operated criminal detention facilities, as consistent with applicable law. Two agencies of the DOJ, the BOP and USMS, utilize our services. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts.  Our contracts with the BOP for our company-owned 1,940-bed Great Plains Correctional Facility, our company-owned 1,732-bed Big Spring Correctional Facility, our company-owned 1,800-bed Flightline Correctional Facility, and our company-owned 1,800-bed North Lake Correctional Facility have renewal option periods that expire on May 31, 2021,  November 30, 2021, November 30, 2021, and September 30, 2022, respectively. Additionally, the contracts with the BOP for the county owned and managed 1,800-bed Reeves County Detention Center I & II and the 1,376-bed Reeves County Detention Center III have renewal option periods that expire September 30, 2022 and June 30, 2022, respectively. We have a management agreement with Reeves County, Texas for the management oversight of these two county-owned facilities. The Great Plains, Big Spring, Flightline, Northlake Correctional Facilities, Reeves County Detention Center I & II and Reeves County Detention Center III generate annualized revenues for GEO of approximately $35 million, $33 million, $35 million, $35 million, $4 million and $3 million, respectively. The BOP has experienced a decline in federal prison populations over the last several years, a trend that has more recently been accelerated by the COVID-19 global pandemic. As a result of the Executive Order and the decline in federal prison populations, we expect that our above described contracts with the BOP may not be renewed over the coming years. Please see “Risk Factors—Risks Relating to Public-Private Partnerships.” Additionally, please refer to “Contract Expirations” below for a discussion of three other BOP contracts whose expiration we had already announced prior to the signing of the Executive Order. For the year ended December 31, 2020, our secure services contracts with the BOP accounted for approximately 12% of our total revenues.

Unlike the BOP, the USMS does not own and operate its detention facilities. The USMS contracts for the use of facilities, which are generally located in areas near federal courthouses, primarily through intergovernmental service agreements, and to a lesser extent, direct contracts. With respect to the USMS, the agency may determine to conduct a review of the possible application of the Executive Order on its facilities. For the year ended December 31, 2020, our contracts and agreements with the USMS accounted for approximately 13% of our total revenues.

President Biden’s administration may implement further executive orders or directives relating to federal criminal justice policies and immigration policies which may impact the federal government’s use of public-private partnerships with respect to correctional and detention needs, including with respect to our contracts, and/or may impact the budget and spending priorities of federal agencies, including the BOP, USMS, and ICE.

California enacted legislation that became effective on January 1, 2020 aimed at phasing out public-private partnership contracts for the operation of secure facilities within California and facilities outside of the State of California housing State of California inmates. Additionally, we have public-private partnership contracts in place with ICE, the BOP and the USMS relating to facilities located in California. Our contract for our Central Valley facility was discontinued by the State of California at the end of September 2019, and our two other California secure facility contracts for our Desert View and Golden State Facilities expired during 2020. During the fourth quarter of 2019, we signed two 15-year contracts with ICE for five company-owned facilities in California totaling 4,490 beds and a managed-only contract with the USMS for the government-owned, 512-bed El Centro Service Processing Center in California. Additionally, we and the DOJ have filed separate legal actions challenging the constitutionality of the attempted ban on new federal contracts entered into after the effective date of the California law. Currently, the State of Arizona, State of New Mexico and the State of Washington have proposed legislation similar to the California law. The Delaware County Council has also been exploring how to end the public-private arrangement for GEO’s managed-only contract for the 1,883-bed George W. Hill Correctional Facility located in Thornton, Pennsylvania and transition the operations to the government. The Pennsylvania facility generates approximately $46 million in annualized revenue for GEO.

Internationally, we are exploring opportunities in our current markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk. On March 29, 2018, we announced that our transportation joint venture in the United Kingdom, GEOAmey, signed a contract with Scottish Prison Service for the provision of court custody and escort services in Scotland. The contract has a base term of eight years effective January 26, 2019 with a renewal option of four years and is expected to have an average annual revenue of approximately $39 million. Also, we are pleased to have been awarded a ten-year contract renewal for the continued delivery of secure transportation under our GEOAmey joint venture in the United Kingdom. Total revenue over the ten-year period is expected to be approximately $760 million. In New South Wales, Australia, we have developed a 489-bed expansion at the Junee Correctional Centre which was substantially completed during the third quarter of 2020. We have also constructed a 137-bed expansion at the Fulham Correctional Centre in Victoria, Australia which was also substantially completed during the third quarter of 2020. With respect to the Parklea Correctional Centre in Australia, we were unfortunately unsuccessful during the competitive rebid process and transitioned the management contract in March of 2019. In addition, we transitioned the Arthur Gorrie Correctional Centre to government operation in the State of Queensland, Australia at the end of June 2020.

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

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related costs represented approximately 64% and 62% of our operating expenses in 2020 and 2019, respectively. Additional significant operating expenses include food, utilities and inmate medical costs. In 2020 and 2019, operating expenses totaled approximately 76% and 75% of our consolidated revenues, respectively. Our operating expenses as a percentage of revenue in 2021 will be impacted by the opening of any new or existing facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2021, we will incur carrying costs for facilities that were vacant in 2020. As of December 31, 2020, our worldwide operations include the management and/or ownership of approximately 93,000 beds at 118 secure, processing and community services facilities, including idle facilities, and also included the provision of monitoring of more than 210,000 individuals in a community-based environment on behalf of federal, state and local correctional agencies located in all 50 states.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. In both 2020 and 2019, general and administrative expenses totaled approximately 8% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenue in 2021 to remain consistent or decrease as a result of cost savings initiatives as well as less travel, marketing and other corporate administrative expenses primarily due to the impacts of the COVID-19 pandemic

Idle Facilities

In our Secure Services segment, we are currently marketing approximately 990 vacant beds with a net book value of approximately $24 million at two of our idle facilities to potential customers. In our GEO Care segment, we are currently marketing approximately 1,100 vacant beds with a net book value of approximately $26.2 million at two of our idle facilities to potential customers. The combined annual carrying cost of these idle facilities in 2021 is estimated to be $6.3 million, including depreciation expense of $2.3 million. We currently do not have any firm commitments or agreements in place to activate these facilities but have ongoing contact with several potential customers. Historically, some facilities have been idle for multiple years before they received a new contract award. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if the two idle facilities in our Secure Services and GEO Care segments were to be activated using our Secure Services average per diem rate in 2020, (calculated as the Secure Services revenue divided by the number of Secure Services mandays) and based on the average occupancy rate in our facilities for 2020, we would expect to receive annual incremental revenue of approximately $51 million and an increase in annual earnings per share of approximately $.02 to $.05 per share based on our average operating margin. Refer to discussion in Item I, Part I – Business under Executive Order and Contract Expirations above for discussion of recent developments.

Forward-Looking Statements — Safe Harbor

This Annual Report on Form 10-K and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•	our ability to mitigate the transmission of the current pandemic of the novel coronavirus, or COVID-19, at our secure facilities, processing centers and reentry centers;
•	the magnitude, severity and duration of the COVID-19 pandemic and its impact on our business, financial condition, results of operations and cash flows;
•	our ability to timely build and/or open facilities as planned, successfully manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;
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

•

the impact of adopted or proposed executive action or legislation aimed at limiting public-private partnerships for secure facilities, processing centers and community reentry centers or limiting or restricting the business and operations of financial institutions or others who do business with us;

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

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;
•	our ability to develop long-term earnings visibility;
•	our ability to successfully conduct our operations in the United Kingdom, South Africa and Australia through joint ventures or a consortium;
•	the impact of the anticipated LIBOR transition in 2021;
•	the instability of foreign exchange rates, exposing us to currency risks in Australia, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;
•	an increase in unreimbursed labor rates;
•	our exposure to rising medical costs;
•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;
•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers’ compensation and automobile liability claims;
•

if we fail to remain qualified as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our shareholders;

•	qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”);
•	complying with the REIT requirements may cause us to liquidate or forgo otherwise attractive opportunities;
•	dividends payable by REITs do not qualify for the reduced tax rates available for some dividends;
•	REIT distribution requirements could adversely affect our ability to execute our business plan;
•	our cash distributions are not guaranteed and may fluctuate;
•	certain of our business activities may be subject to corporate level income tax and foreign taxes, which would reduce our cash flows, and may have potential deferred and contingent tax liabilities;
•	REIT ownership limitations may restrict or prevent you from engaging in certain transfers of our common stock;
•	our use of taxable REIT subsidiaries (“TRSs”) may cause us to fail to qualify as a REIT;
•	new legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to maintain our qualification as a REIT;
•	our ability to fulfill our debt service obligations and its impact on our liquidity;
•	our ability to refinance our indebtedness;
•	we are incurring significant indebtedness in connection with substantial ongoing capital expenditures. Capital expenditures for existing and future projects may materially strain our liquidity;
•	despite current indebtedness levels, we may still incur more indebtedness, which could further exacerbate the risks relating to our indebtedness;
•

the covenants in the indentures governing the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024 and the covenants in our senior credit facility impose significant operating and financial restrictions which may adversely affect our ability to operate our business;

•

servicing our indebtedness will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control and we may not be able to generate the cash required to service our indebtedness;

•	because portions of our senior indebtedness have floating interest rates, a general increase in interest rates would adversely affect cash flows;

•	we depend on distributions from our subsidiaries to make payments on our indebtedness. These distributions may not be made;
•	we may not be able to satisfy our repurchase obligations in the event of a change of control because the terms of our indebtedness or lack of funds may prevent us from doing so;
•

from time to time, we may not have a management contract with a client to operate existing beds at a facility or new beds at a facility that we are expanding, and we cannot assure you that such a contract will be obtained. Failure to obtain a management contract for these beds will subject us to carrying costs with no corresponding management revenue;

•	negative conditions in the capital markets could prevent us from obtaining financing on desirable terms, which could materially harm our business;
•

we are subject to the loss of our facility management contracts, due to terminations, non-renewals or competitive re-bids, which could adversely affect our results of operations and liquidity, including our ability to secure new facility management contracts from other government customers;

•

our growth depends on our ability to secure contracts to develop and manage new secure facilities, processing centers and community based facilities and to secure contracts to provide electronic monitoring services, community-based reentry services and monitoring and supervision services, the demand for which is outside our control;

•	we may not be able to meet state requirements for capital investment or locate land for the development of new facilities, which could adversely affect our results of operations and future growth;
•

we partner with a limited number of governmental customers who account for a significant portion of our revenues. The loss of, or a significant decrease in revenues from, these customers could seriously harm our financial condition and results of operations;

•	State budgetary constraints may have a material adverse impact on us;
•	competition for contracts may adversely affect the profitability of our business;
•

we are dependent on government appropriations, which may not be made on a timely basis or at all and may be adversely impacted by budgetary constraints at the federal, state, local and foreign government levels;

•

public resistance to the use of public-private partnerships for secure facilities, processing centers and community reentry centers could result in our inability to obtain new contracts or the loss of existing contracts, impact our ability to obtain or refinance debt financing or enter into commercial arrangements, which could have a material adverse effect on our business, financial condition, results of operations and the market price of our securities;

•	operating youth services facilities poses certain unique or increased risks and difficulties compared to operating other facilities;
•	adverse publicity may negatively impact our ability to retain existing contracts and obtain new contracts;
•	we may incur significant start-up and operating costs on new contracts before receiving related revenues, which may impact our cash flows and not be recouped;
•	failure to comply with extensive government regulation and applicable contractual requirements could have a material adverse effect on our business, financial condition or results of operations;
•	we may face community opposition to facility locations, which may adversely affect our ability to obtain new contracts;
•

our business operations expose us to various liabilities for which we may not have adequate insurance and may have a material adverse effect on our business, financial condition or results of operations;

•	we may not be able to obtain or maintain the insurance levels required by our government contracts;
•	our exposure to rising general insurance costs;
•

natural disasters, pandemic outbreaks, global political events and other serious catastrophic events could disrupt operations and otherwise materially adversely affect our business and financial condition;

•	our international operations expose us to risks that could materially adversely affect our financial condition and results of operations;
•

we conduct certain of our operations through joint ventures or consortiums, which may lead to disagreements with our joint venture partners or business partners and adversely affect our interest in the joint ventures or consortiums;

•	we are dependent upon our senior management and our ability to attract and retain sufficient qualified personnel;
•	our profitability may be materially adversely affected by inflation;
•	various risks associated with the ownership of real estate may increase costs, expose us to uninsured losses and adversely affect our financial condition and results of operations;
•	risks related to facility construction and development activities may increase our costs related to such activities;

•	the rising cost and increasing difficulty of obtaining adequate levels of surety credit on favorable terms could adversely affect our operating results;
•	adverse developments in our relationship with our employees could adversely affect our business, financial condition or results of operations;
•

technological changes could cause our electronic monitoring products and technology to become obsolete or require the redesign of our electronic monitoring products, which could have a material adverse effect on our business;

•

any negative changes in the level of acceptance of or resistance to the use of electronic monitoring products and services by governmental customers could have a material adverse effect on our business, financial condition and results of operations;

•

we depend on a limited number of third parties to manufacture and supply quality infrastructure components for our electronic monitoring products. If our suppliers cannot provide the components or services we require and with such quality as we expect, our ability to market and sell our electronic monitoring products and services could be harmed;

•	the interruption, delay or failure of the provision of our services or information systems could adversely affect our business;
•	an inability to acquire, protect or maintain our intellectual property and patents in the electronic monitoring space could harm our ability to compete or grow;
•

our electronic monitoring products could infringe on the intellectual property rights of others, which may lead to litigation that could itself be costly, could result in the payment of substantial damages or royalties, and/or prevent us from using technology that is essential to our products;

•

we license intellectual property rights in the electronic monitoring space, including patents, from third party owners. If such owners do not properly maintain or enforce the intellectual property underlying such licenses, our competitive position and business prospects could be harmed. Our licensors may also seek to terminate our license;

•

we may be subject to costly product liability claims from the use of our electronic monitoring products, which could damage our reputation, impair the marketability of our products and services and force us to pay costs and damages that may not be covered by adequate insurance;

•

our ability to identify suitable acquisitions, and to successfully complete and integrate such acquisitions on satisfactory terms, to enhance occupancy levels and the financial performance of assets acquired and estimate the synergies to be achieved as a result of such acquisitions;

•

as a result of our acquisitions, we have recorded and will continue to record a significant amount of goodwill and other intangible assets. In the future, our goodwill or other intangible assets may become impaired, which could result in material non-cash charges to our results of operations;

•	we are subject to risks related to corporate social responsibility;
•	the market price of our common stock may vary substantially;
•	future sales of shares of our common stock or securities convertible into common stock could adversely affect the market price of our common stock and may be dilutive to current shareholders;
•	various anti-takeover protections applicable to us may make an acquisition of us more difficult and reduce the market value of our common stock;
•

failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on our business and the trading price of our common stock; and

•	we may issue additional debt securities that could limit our operating flexibility and negatively affect the value of our common stock; and
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

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our senior credit facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding as of December 31, 2020 under the Senior Credit Facility of $1,474.4 million, for every one percent increase in the interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by approximately $15.0 million.

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

Foreign Currency Exchange Rate Risk

We are exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. Dollar, the Australian Dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of December 31, 2020 with respect to our international operations, every 10 percent change in historical currency rates would have a $6.7 million effect on our financial position and a $2.9 million impact on our results of operations over the next fiscal year.

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

The consolidated financial statements have been audited by Grant Thornton LLP, independent registered public accountants, whose appointment by our Audit Committee was ratified by our shareholders. Their report, which is included in this Form 10-K, expresses an opinion as to whether management’s consolidated financial statements present fairly in all material respects, the Company's financial position, results of operations and cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. The effectiveness of our internal control over financial reporting as of December 31, 2020 has also been audited by Grant Thornton LLP, independent registered public accountants, as stated in their report which is included in this Form 10-K. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making its assessment of internal control over financial reporting, management used the criteria set forth in the Internal Control - Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (the "2013 Internal Control - Integrated Framework").

The Company evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, its internal control over financial reporting as of December 31, 2020, based on the 2013 Internal Control — Integrated Framework. Based on this evaluation, the Company’s management concluded that as of December 31, 2020, its internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The GEO Group, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of The GEO Group, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 16, 2021 expressed an unqualified opinion on those financial statements.

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

February 16, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The GEO Group, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of The GEO Group, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 16, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Goodwill Impairment Assessment – Community Based Services

As described further in Note 1 to the financial statements, goodwill is tested for impairment at least annually at the reporting unit level. The determination of the fair value of the Community Based Services reporting unit requires management to make significant estimates and assumptions related to the forecast of future revenues, operating margins and discount rates.  These assumptions could have a significant impact on either the determination of fair value of the reporting units, the amount of any goodwill impairment charge or both.  We identified the annual goodwill impairment assessment of the Community Based Services reporting unit of the GEO Care segment as a critical audit matter (hereafter referred to as the “reporting unit”).

The principal consideration for our determination that the annual goodwill impairment assessment of the reporting unit is a critical audit matter is the high degree of management judgement necessary in determining the inputs and assumptions utilized in the discounted cash flow analysis. The assumptions include forecasted revenue of the operating facilities which is based on an estimation of participant population levels, which contributes significantly to the fair value of the reporting unit. In addition to forecasted revenues, other inputs and assumptions requiring a high degree of subjectivity include operating margin and the applied discount rate (hereafter referred to collectively as “key inputs and assumptions”). Given the subjective nature and judgement applied by management, auditing these estimates required a high degree of auditor judgment and an increased extent of effort including the use of specialists.

Our audit procedures related to the annual goodwill impairment assessment of the reporting unit included the following, among others.

•

Obtained an understanding, evaluated the design and tested the operating effectiveness of key internal controls over financial reporting relating to management’s goodwill impairment tests, including controls over management forecasts of future revenue, operating income margins, and the determination the discount rate.

•

We evaluated the reasonableness of management’s forecasts of future revenue and operating margin by comparing these forecasts to historical operating results for the Company’s past performance and third-party market data and performed sensitivity analyses around the forecasted figures.

•

We utilized a auditor-employed valuation specialist to assess the appropriateness of the impairment methodology used and to assist us with testing key inputs and discount rate assumptions in the discounted cash flow model.

Self-Insurance Reserves and Related Expenses

As described further in Note 1 in the consolidated financial statements, the Company self-insures, up to certain policy-specified limits, certain risks related to general liability, workers’ compensation, and vehicle liability costs. The estimated cost of claims under these self-insurance programs is estimated and accrued as the claims are incurred (although actual settlement of the claims may not be made until future periods) and may subsequently be revised based on developments relating to such claims. We identified self-insurance reserves and related expenses (“self-insurance”) as a critical audit matter.

The principal considerations for our determination that self-insurance is a critical audit matter are that the accrual for self-insurance has higher risk of estimation uncertainty due to the loss development factors and inherent assumptions in actuarial methods used in determining the required reserves. The estimation uncertainty and complexity of the actuarial methods utilized involved especially subjective auditor judgment and an increased extent of effort, including the need to involve an auditor-engaged actuarial specialist.

Our audit procedures related to self-insurance included the following, among others:

•

Obtained an understanding, evaluated the design and tested operating effectiveness of key internal controls over financial reporting relating to self-insurance, including, but not limited to controls that (i) validate that claims were reported and submitted accurately and timely, and (ii) validate that internal claims data was reconciled to claims data maintained by the third party administrator and submitted to the Company’s actuary.

•	Utilized an auditor-engaged actuarial specialist in evaluating management’s methods and assumptions, including the reasonableness of the selected loss development factors utilized by management.

•	Performed a retrospective review of prior projections to current projections to evaluate the reasonableness of changes in estimated ultimate losses.

•	Reconciled claims data maintained by the third-party administrator to the claim data submitted to the Company’s actuary used in selecting loss development factors.

•

Selected a sample of underlying claims and reviewed the information utilized by management such as accident reports, insurance claims and legal records to (i) test management’s estimation process to determine if the reserve was reasonable and (ii) test the accuracy of the significant claim data attributes.

Allocation of expenses between REIT and TRS entities

As described further in Note 1 in the consolidated financial statements, the Company operates as a real estate investment trust (“REIT”) for federal income tax purposes. As a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and does not pay any taxes on that distributed income. Income earned in its non-real estate components, or taxable REIT subsidiaries (“TRSs”) are subject to federal and state corporate income taxes and to foreign taxes as applicable in the jurisdictions in which those assets and operations are located. As such, we identified the allocation of expenses, in accordance with the Company’s transfer pricing policy, between the TRSs and REIT as a critical audit matter.

The principal considerations for our determination that the allocation of expenses between the TRSs and REIT is a critical audit matter are that significant management judgement is required to determine how transactions between the REIT and TRSs entities are priced and how shared expenses are allocated.

Our audit procedures related to the allocation of expenses between REIT and TRSs entities included the following, among others:

•

Obtained an understanding, evaluated the design and tested operating effectiveness of key internal controls over financial reporting relating to the allocation of expenses between the REIT and TRS entities, including, but not limited to, controls that (i) validate the significant inputs used in the transfer pricing analysis, (iii) validate the application of the transfer pricing to recorded transactions, and (iii) validate inputs and assumptions used to allocate general and administrative expenses.

•

Utilized an auditor-employed transfer pricing specialist in evaluating the reasonableness of management’s methods and assumptions for determining the transfer pricing markup on services provided between the REIT and TRS entities.

•

Tested significant inputs used in management’s transfer pricing analysis, tested the application of the transfer pricing to recorded transactions, and tested managements process and estimates used to allocate general and administrative expenses to assess the allocation of transactions between the REIT and TRS entities.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

Miami, Florida

February 16, 2021

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
	(In thousands, except per share data)
Revenues	$2,350,098	$2,477,922	$2,331,386
Operating Expenses (excluding depreciation and amortization)	1,778,326	1,860,758	1,755,772
Depreciation and Amortization	134,680	130,825	126,434
General and Administrative Expenses	193,372	185,926	184,515
Goodwill Impairment Charge	21,146	—	—
Operating Income	222,574	300,413	264,665
Interest Income	23,072	28,934	34,755
Interest Expense	(126,837)	(151,024)	(150,103)
Gain (Loss) on Extinguishment of Debt	5,319	(4,795)	—
Income Before Income Taxes and Equity in Earnings of Affiliates	124,128	173,528	149,317
Provision for Income Taxes	20,463	16,648	14,117
Equity in Earnings of Affiliates, net of income tax (benefit) provision of $1,784, $1,769 and $888	9,166	9,532	9,627
Net Income	112,831	166,412	144,827
Loss Attributable to Noncontrolling Interests	201	191	262
Net Income Attributable to The GEO Group, Inc.	$113,032	$166,603	$145,089
Weighted Average Common Shares Outstanding:
Basic	119,719	119,097	120,241
Diluted	119,991	119,311	120,747
Income per Common Share Attributable to The GEO Group, Inc.:
Basic:
Net income per share — basic	$0.94	$1.40	$1.21
Diluted:
Net income per share — diluted	$0.94	$1.40	$1.20
Dividends declared per share	$1.78	$1.92	$1.88

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPRENSIVE INCOME (LOSS)

Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
	(In thousands)
Net Income	$112,831	$166,412	$144,827
Other comprehensive income (loss):
Foreign currency translation adjustments	3,070	2,267	(7,118)
Pension liability adjustment, net of income tax provision (benefit) of $(554), $(681) and $913, respectively	(2,085)	(3,247)	1,785
Change in fair value of derivative instrument classified as cash flow hedge, net of income tax provision (benefit) of $(871), $622 and $1,085, respectively	(3,276)	4,271	6,146
Total other comprehensive income (loss), net of tax	(2,291)	3,291	813
Total comprehensive income	110,540	169,703	145,640
Comprehensive loss attributable to noncontrolling interests	238	183	277
Comprehensive income attributable to The GEO Group, Inc.	$110,778	$169,886	$145,917

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2020 and 2019

	2020	2019
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$283,524	$32,463
Restricted cash and investments	26,740	32,418
Accounts receivable, less allowance for doubtful accounts of $2,674 and $3,195, respectively	362,668	430,982
Contract receivable, current portion	6,283	5,149
Prepaid expenses and other current assets	32,108	40,716
Total current assets	711,323	541,728
Restricted Cash and Investments	37,338	30,923
Property and Equipment, Net	2,122,195	2,144,722
Contract Receivable	396,647	366,697
Operating Lease Right-of-Use Assets, Net	124,727	121,527
Assets Held for Sale	9,108	6,059
Deferred Income Tax Assets	36,604	36,278
Goodwill	755,250	776,356
Intangible Assets, Net	187,747	210,070
Other Non-Current Assets	79,187	83,174
Total Assets	$4,460,126	$4,317,534
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$85,861	$99,232
Accrued payroll and related taxes	67,797	54,672
Accrued expenses and other current liabilities	202,378	191,608
Operating lease liabilities, current portion	29,080	26,208
Current portion of finance lease liabilities, long-term debt and non-recourse debt	26,180	24,208
Total current liabilities	411,296	395,928
Deferred Income Tax Liabilities	30,726	19,254
Other Non-Current Liabilities	115,555	88,526
Operating Lease Liabilities	101,375	97,291
Finance Lease Obligations	2,988	2,954
Long-Term Debt	2,561,881	2,408,297
Non-Recourse Debt	324,223	309,236
Commitments and Contingencies (Note 17)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 187,500,000 shares authorized, 126,153,173 and 125,435,573 issued and 121,318,175 and 121,225,319 outstanding, respectively	1,262	1,254
Additional paid-in capital	1,262,267	1,230,865
Distributions in excess of earnings	(222,892)	(119,779)
Accumulated other comprehensive loss	(22,589)	(20,335)
Treasury stock, 4,834,998 and 4,210,254 shares, at cost, respectively	(104,946)	(95,175)
Total shareholders’ equity attributable to The GEO Group, Inc.	913,102	996,830
Noncontrolling interests	(1,020)	(782)
Total shareholders’ equity	912,082	996,048
Total Liabilities and Shareholders’ Equity	$4,460,126	$4,317,534

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
	(In thousands)
Cash Flow from Operating Activities:
Net Income	$112,831	$166,412	$144,827
Net loss attributable to noncontrolling interests	201	191	262
Net income attributable to The GEO Group, Inc.	113,032	166,603	145,089
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	134,680	130,825	126,434
Deferred tax provision (benefit)	11,221	(588)	1,230
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	6,892	8,609	8,856
Goodwill impairment charge	21,146	—	—
Stock-based compensation	23,896	22,344	22,049
(Gain) loss on extinguishment of debt	(5,319)	4,795	—
Provision for doubtful accounts	263	190	823
Equity in earnings of affiliates, net of tax	(9,166)	(9,532)	(9,627)
Loss on sale/disposal of property and equipment	7,777	5,576	4,236
Loss on assets held for sale	774	1,083	—
Dividends received from unconsolidated joint ventures	5,934	10,312	11,846
Changes in assets and liabilities, net of acquisition:
Changes in accounts receivable, prepaid expenses and other assets	68,181	(8,391)	(66,101)
Changes in contract receivable	5,156	(4,355)	(2,049)
Changes in accounts payable, accrued expenses and other liabilities	57,266	10,672	31,689
Net cash provided by operating activities	441,733	338,143	274,475
Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	140	414	2,077
Insurance proceeds - damaged property	9,497	19,310	1,438
Proceeds from sale of assets held for sale	2,406	823	3,797
Change in restricted investments	(7,417)	(7,440)	(129)
Capital expenditures	(108,800)	(117,244)	(195,666)
Net cash used in investing activities	(104,174)	(104,137)	(188,483)
Cash Flow from Financing Activities:
Payments on long-term debt	(816,191)	(513,219)	(282,358)
Proceeds from long term debt	960,579	521,370	502,998
Payments on non-recourse debt	(13,805)	(335,116)	(18,544)
Proceeds from non-recourse debt	—	321,102	—
Taxes paid related to net share settlements of equity awards	(2,789)	(4,179)	(3,820)
Debt issuance costs	—	(9,856)	(990)
Payments for purchase of treasury shares	(9,009)	—	(95,175)
Proceeds from stock options exercised	—	1,258	1,887
Proceeds from issuance of common stock in connection with ESPP	616	532	534
Dividends paid	(216,145)	(232,546)	(229,498)
Net cash used in financing activities	(96,744)	(250,654)	(124,966)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	3,566	(352)	(10,099)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	244,381	(17,000)	(49,073)
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	67,472	84,472	133,545
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$311,853	$67,472	$84,472
Supplemental Disclosures
Cash paid during the year for:
Income taxes	$5,358	$11,160	$8,035
Interest	$113,304	$135,579	$133,566
Non-cash investing and financing activities:
Right-of-use assets obtained from operating lease liabilities upon adoption of new lease standard - Refer to 13 - Leases	$—	$147,000	$—
Assets obtained from finance lease liabilities	$2,260	$—	$—
Conversion of pension liability to shares of common stock	$8,925	$—	$—
Right-of-use assets obtained from operating lease liabilities (subsequent to initial adoption)	$23,940	$12,223	$—
Capital expenditures in accounts payable and accrued expenses	$1,445	$11,049	$15,253

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2020, 2019 and 2018

	GEO Group Inc. Shareholders
	Common Stock			(Distributions in Excess of	Accumulated	Treasury Stock
	Number of Shares	Amount	Additional Paid-In Capital	Earnings)/Earnings in Excess of Distributions	Other Comprehensive Income (Loss)	Number of Shares	Amount	Noncontrolling Interest	Total Shareholders’ Equity
	(In thousands)
Balance, January 1, 2018	124,008	$1,240	$1,190,906	$31,541	$(24,446)	—	$—	$(322)	$1,198,919
Proceeds from stock options exercised	103	1	1,886	—	—	—	—	—	1,887
Stock based compensation expense	—	—	22,049	—	—	—	—	—	22,049
Shares withheld for net settlements of share-based awards [2]	(173)	(2)	(3,818)	—	—	—	—	—	(3,820)
Restricted stock granted	906	9	(9)	—	—	—	—	—	—
Restricted stock canceled	(73)	—	—	—	—	—	—	—	—
Dividends - paid	—	—	—	(229,498)	—	—	—	—	(229,498)
Other adjustments to Additional Paid-In-Capital [1]	—	—	(632)	—	—	—	—	—	(632)
Purchase of treasury shares	(4,210)	—	—	—	—	4,210	(95,175)	—	(95,175)
Issuance of common stock (ESPP)	24	—	534	—	—	—	—	—	534
Net income (loss)	—	—	—	145,089	—	—	—	(262)	144,827
Other comprehensive income	—	—	—	—	828	—	—	(15)	813
Balance, December 31, 2018	120,585	$1,248	$1,210,916	$(52,868)	$(23,618)	4,210	$(95,175)	$(599)	$1,039,904
Proceeds from stock options exercised	78	—	1,258	—	—	—	—	—	1,258
Stock based compensation expense	—	—	22,344	—	—	—	—	—	22,344
Shares withheld for net settlements of share-based awards [2]	(198)	(2)	(4,177)	—	—	—	—	—	(4,179)
Restricted stock granted	788	8	(8)	—	—	—	—	—	—
Restricted stock canceled	(58)	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	(232,546)	—	—	—	—	(232,546)
Issuance of common stock (ESPP)	30	—	532	—	—	—	—	—	532
Transition adjustment for accounting standard adoption [3]	—	—	—	(968)	968	—	—	—	—
Net income (loss)	—	—	—	166,603	—	—	—	(191)	166,412
Other comprehensive income (loss)	—	—	—	—	2,315	—	—	8	2,323
Balance, December 31, 2019	121,225	$1,254	$1,230,865	$(119,779)	$(20,335)	4,210	$(95,175)	$(782)	$996,048
Stock based compensation expense	—	—	23,896	—	—	—	—	—	23,896
Shares withheld for net settlements of share-based awards [2]	(174)	(1)	(2,788)	—	—	—	—	—	(2,789)
Restricted stock granted	900	9	(9)	—	—	—	—	—	—
Restricted stock canceled	(58)	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	(216,145)	—	—	—	—	(216,145)
Purchase of treasury shares	(625)	—	—	—	—	625	(9,771)	—	(9,771)
Issuance of common stock (ESPP)	50	—	616	—	—	—	—	—	616
Other adjustments to Additional Paid-In-Capital [4]	—	—	9,687	—	—	—	—	—	9,687
Net income (loss)	—	—	—	113,032	—	—	—	(201)	112,831
Other comprehensive income (loss)	—	—	—	—	(2,254)	—	—	(37)	(2,291)
Balance, December 31, 2020	121,318	$1,262	$1,262,267	$(222,892)	$(22,589)	4,835	$(104,946)	$(1,020)	$912,082

[1] Represents a cumulative-effect adjustment upon adoption of ASU No. 2016-16, "Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory." Refer to Note 1 - Summary of Business Organization, Operations and Significant Accounting Policies - Recent Accounting Pronouncements for further information.

[2] During the years ended December 31, 2020, 2019 and 2018, the Company withheld shares through net share settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees.

[3] On January 1, 2019, the Company adopted Accounting Standard Update ("ASU") No. 2018-02 "Income Statement-Reporting Comprehensive Income-Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". Refer to Note 1 - Summary of Business Organization, Operations and Significant Accounting Policies - Recent Accounting Pronouncements for further information.

[4] ON February 26, 2020 (the “Effective Date”), the Company and its Chief Executive Officer (“CEO”) entered into an amended and restated executive retirement agreement that amends the CEO’s executive retirement agreement. The amended and restated executive retirement agreement provides that upon the CEO’s retirement from the Company, the Company will pay a lump sum equal to $8,925,065 (the “Grandfathered Payment”) which will be paid in the form of a fixed number of shares of the Company’s common stock The fair value of the Grandfathered Payment was reclassified to stockholders’ equity. Additional shares of the Company’s common stock are credited with a value equal to any dividends declared and paid on the Company’s shares of common stock. Refer to Note 14 – Benefit Plans for further information.

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020, 2019 and 2018

1.	Summary of Business Organization, Operations and Significant Accounting Policies

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) is a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of secure facilities, processing centers and reentry centers in the United States, Australia, South Africa and the United Kingdom. The Company owns, leases and operates a broad range of facilities including maximum, medium and minimum security facilities, processing centers, as well as community based reentry facilities and offers an expanded delivery of rehabilitation services under its 'GEO Continuum of Care' platform. The 'GEO Continuum of Care' platform integrates enhanced rehabilitative programs, which are evidence-based and include cognitive behavioral treatment and post-release services,and provides academic and vocational classes in life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through its joint venture GEOAmey PECS Ltd. (“GEOAmey”). As of December 31, 2020, GEO's worldwide operations included the ownership and/or management of approximately 93,000 beds at 118 secure and community services facilities, including idle facilities and projects under development, and also includes the provision of community supervision services for more than 210,000 offenders and pretrial defendants, including more than 100,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

Risks and uncertainties

Executive Order

On January 26, 2021, President Biden signed an Executive Order directing the United States Attorney General not to renew DOJ contracts with privately operated criminal detention facilities, as consistent with applicable law. Two agencies of the DOJ, the BOP and USMS, utilize GEO’s services. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts. GEO’s contracts with the BOP for its company-owned 1,940-bed Great Plains Correctional Facility, company-owned 1,732-bed Big Spring Correctional Facility, company-owned 1,800-bed Flightline Correctional Facility, and company-owned 1,800-bed North Lake Correctional Facility have renewal option periods that expire on May 31, 2021,  November 30, 2021, November 30, 2021, and September 30, 2022, respectively. Additionally, the contracts with the BOP for the county owned and managed 1,800-bed Reeves County Detention Center I & II and the 1,376-bed Reeves County Detention Center III have renewal option periods that expire September 30, 2022 and June 30, 2022, respectively. The Company has a management agreement with Reeves County, Texas for the management oversight of these two county-owned facilities. In total, the Great Plains, Big Spring, Flightline, Northlake Correctional Facilities, Reeves County Detention Center I & II and Reeves County Detention Center III generated approximately $145 million in revenues during the year ended December 31, 2020. The BOP has experienced a decline in federal prison populations over the last several years, a trend that has more recently been accelerated by the COVID-19 global pandemic. As a result of the Executive Order and the decline in federal prison populations, the Company expects that its above described contracts with the BOP may not be renewed over the coming years. With respect to the USMS, the agency may determine to conduct a review of the possible application of the Executive Order on its facilities.

COVID-19

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

The Company has been closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact those entrusted to its care and governmental partners. During the year ended December 31, 2020, the Company did incur significant disruption from the COVID-19 pandemic but, it is unable to predict the overall future impact that the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties related to the pandemic.

The COVID-19 pandemic and related government-imposed mandatory closures, shelter in-place restrictions and social distancing protocols and increased expenditures on engineering controls, personal protective equipment, diagnostic testing, medical expenses, temperature scanners, protective plexiglass barriers and increased sanitation have had, and will continue to have, a severe impact on global economic conditions and the environment in which the Company operates. Starting in late March and early April, the Company began to observe negative impacts from the pandemic on its performance in its secure services business, specifically with its U.S. Immigration and Customs Enforcement (“ICE”) Processing Centers and U.S. Marshals Facilities, as a result of declines in crossings and apprehensions along the Southwest border and a decrease in court sentencing at the federal level. Various governmental agencies have also taken steps to decrease the number of those in custody to adhere to social distancing protocols. Additionally, its reentry services business conducted through its GEO Care business segment has also been negatively impacted, specifically its residential reentry centers and non-residential day reporting programs were impacted by declines in programs due to lower levels of referrals by federal, state and local agencies. Additionally, the Company has experienced the transmission of COVID-19 among detainees and staff at most of its facilities during 2020 and continuing into the first quarter of 2021. If the Company is unable to mitigate the transmission of COVID-19 at its facilities it could experience a material adverse effect on its financial position, results of operations and cash flows. Although the Company is unable to predict the duration or scope of the COVID-19 pandemic or estimate the extent of the negative financial impact to its operating results, an extended period of depressed economic activity necessitated to combating the disease, and the severity and duration of the related global economic crisis may adversely impact its future financial performance.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The equity method of accounting is used for investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence but not control. The Company reports South Africa Custodial Services ("SACS") and its 50% owned joint venture in the United Kingdom, GEOAmey, under the equity method of accounting. Noncontrolling interests in consolidated entities represent equity that other investors have contributed to South Africa Custodial Management ("SACM"). Non-controlling interests are adjusted for income and losses allocable to the other shareholders in these entities. All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported results of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include reserves for self-insured retention related to general liability insurance, workers’ compensation insurance, projected undiscounted cash flows used to evaluate asset impairment, estimated fair values of business acquisitions, pension assumptions, percentage of completion and estimated cost to complete for construction projects, and stock based compensation. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are reasonable when considered in conjunction with the consolidated financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

Dividends

As a REIT, the Company is required to distribute annually at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain). The amount, timing and frequency of future distributions, however, will be at the sole discretion of the Company's Board of Directors and will be declared based upon various factors, many of which are beyond the Company's control, including, the Company's financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in the Company's existing and future debt instruments, limitations on the Company's ability to fund distributions using cash generated through our TRSs and other factors that the Company's Board of Directors may deem relevant. The Company began paying regular REIT distributions in 2013. Refer to Note 2- Shareholders’ Equity.

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

Cash and Cash Equivalents

Cash and cash equivalents include all interest-bearing deposits or investments with original maturities of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States, Australia, South Africa and the United Kingdom. As of December 31, 2020 and 2019, the Company had $24.3 million and $20.6 million in cash and cash equivalents held by its international subsidiaries, respectively.

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

Accounts Receivable

Accounts receivable consists primarily of trade accounts receivable due from federal, state, local and international government agencies for operating and managing secure facilities, providing youth and community-based services, providing electronic monitoring and supervision services, providing construction and design services and providing residential and transportation services. The Company generates receivables with its governmental clients and with other parties in the normal course of business as a result of billing and receiving payment. The Company regularly reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company also performs ongoing credit evaluations for some of its customers’ financial conditions and generally does not require collateral. Generally, the Company receives payment for these services thirty to sixty days in arrears. However, certain of the Company’s accounts receivable are paid by customers after the completion of their program year and therefore can be aged in excess of one year. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. Actual write-offs are charged against the allowance when collection efforts have been unsuccessful. As of December 31, 2020 and 2019, $0.3 million and $0.4 million, respectively, of the Company's trade receivables were considered to be long-term and are classified as Other Non-Current Assets in the accompanying Consolidated Balance Sheets.

Contract Receivable

The Company's Australian subsidiary has recorded a contract receivable in connection with the construction of a 1,300-bed detention facility in Ravenhall, Australia for the State of Victoria. The contract receivable represents costs incurred and estimated earnings in excess of billings and is recorded at net present value based on the timing of expected future settlement. Refer to Note 6 - Contract Receivable for further information.

Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31, 2020	December 31, 2019	December 31, 2018
Cash and Cash Equivalents	$283,524	$32,463	$31,255
Restricted cash and cash equivalents - current	26,740	32,418	51,678
Restricted cash and investments - non-current	37,338	30,923	22,431
Less Restricted investments - non-current	(35,749)	(28,332)	(20,892)
Total cash, cash equivalents and restricted cash and cash equivalents shown in the statement of cash flows	$311,853	$67,472	$84,472

Amounts included in restricted cash and cash equivalents are attributable to certain contractual cash restriction requirements at the Company's wholly owned Australian subsidiary related to non-recourse debt and asset replacement funds contractually required to be maintained and other guarantees. Restricted investments - non-current (included in Restricted Cash and Investments in the accompanying consolidated balance sheets) consists of the Company's rabbi trust established for employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and is not considered to be a restricted cash equivalent. Refer to Note 9 - Financial Instruments.

Prepaid expenses and Other Current Assets

Prepaid expenses and other current assets include assets that are expected to be realized within the next fiscal year. Included in the balance at December 31, 2019 is approximately $3.3 million of federal, state and international tax overpayments that were applied against tax payments in 2020. There were no significant federal, state or international tax overpayments included in the balance at December 31, 2020.

Property and Equipment

Property and equipment are stated at cost, less accumulated amortization and depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 50 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. The Company performs ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the assessment indicates that assets will be used for a longer or shorter period than previously anticipated, the useful lives of the assets are revised, resulting in a change in estimate. The Company has not made any such changes in estimates during the years ended December 31, 2020, 2019 and 2018. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of company-owned secure facilities. Cost for self-constructed secure facilities includes direct materials and labor, capitalized interest and certain other indirect costs associated with construction of the facility, such as property taxes, other indirect labor and related benefits and payroll taxes. The Company begins the capitalization of costs during the pre-construction phase, which is the period during which costs are incurred to evaluate the site, and continues until the facility is substantially complete and ready for occupancy. Labor costs capitalized for the years ended December 31, 2020, 2019 and 2018 were not significant. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Refer to Note 5 - Property and Equipment.

Assets Held for Sale

As of December 31, 2020, the Company had four properties classified as held for sale included in its U.S Secure Services and GEO Care segments in the accompanying consolidated balance sheet. The Company classifies a long-lived asset (disposal group) as held for sale in the period in which all of the following criteria are met (i) Management, having the authority to approve the action, commits to a plan to sell the asset (disposal group), (ii) the asset (disposal group) is available for immediate sale in its present condition subject only to the terms that are usual and customary for sales of such assets (disposal groups), (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated, (iv) the sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale, within one year, except as permitted, (v) the asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company records assets held for sale at the lower of cost or estimated fair value and estimates fair value by using third party appraisers or other valuation techniques. The Company does not record depreciation for assets held for sale. Any gain or loss on the sale of operating assets is included in the operating income of the reportable segment to which it relates.

The properties that are classified as held for sale at December 31, 2020 are a parcel of undeveloped land in Hobart, Indiana, one idle Secure facility, one idle reentry facility acquired from Community Education Centers (“CEC”) and one idle youth facility. At December 31, 2020, the aggregate carrying values of these properties was approximately $9.1 million. At December 31, 2019, the Company had four properties that were classified as held for sale which consisted of a parcel of undeveloped land in Hobart, Indiana two idle reentry facilities acquired from CEC and one idle youth facility. At December 31, 2019, the aggregate carrying value of the properties was approximately $6.1 million.

Asset Impairments

The Company had property and equipment, net of $2.1 billion and $2.1 billion as of December 31, 2020 and 2019, respectively, including approximately 990 vacant beds with a net book value of approximately $24 million at December 31, 2020 at two of its idle facilities in the Secure Services segment that it is currently marketing to potential customers. Also, in its GEO Care segment, the Company is currently marketing approximately 1,100 vacant beds with a net book value of approximately $26 million at December 31, 2020 at two of its idle facilities to potential customers. Refer to Risks and Uncertainties – Executive Order above for a discussion of recent developments.

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

The Company tests idle facilities for impairment upon notification that the facilities will no longer be utilized by the customer. If a long-lived asset is part of a group that includes other assets, the unit of accounting for the long-lived asset is its group. Generally, the Company groups assets by facility for the purpose of considering whether any impairment exists. The estimates of recoverability are based on projected undiscounted cash flows associated with actual marketing efforts where available or, in other instances, projected undiscounted cash flows that are comparable to historical cash flows from management contracts at similar facilities and sensitivity analyses that consider reductions to such cash flows. The Company's sensitivity analyses include adjustments to projected cash flows compared to the historical cash flows due to current business conditions which impact per diem rates as well as labor and other operating costs, changes related to facility mission due to changes in prospective clients, and changes in projected capacity and occupancy rates. The Company also factors in prolonged periods of vacancies as well as the time and costs required to ramp up facility population once a contract is obtained. The Company performs the impairment analysis on an annual basis for each of the idle facilities and takes into consideration updates each quarter for market developments affecting the potential utilization of each of the facilities in order to identify events that may cause the Company to reconsider the most recent assumptions. Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than the terms used in the Company's most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact the Company's ability to house certain types of individuals at such facility. Further, a substantial increase in the number of available beds at other facilities the Company owns, or in the marketplace, could lead to deterioration in market conditions and projected cash flows. Although they are not frequently received, an unsolicited offer to purchase any of the Company's idle facilities, at amounts that are less than their carrying value could also cause the Company to reconsider the assumptions used in the most recent impairment analysis. The Company has identified marketing prospects to utilize each of the remaining currently idled facilities and has determined that no current impairment exists. However, the Company can provide no assurance that it will be able to secure management contracts to utilize its idle facilities, or that it will not incur impairment charges in the future. In all cases, except for one of its leased facilities, the projected undiscounted cash flows in our analysis as of December 31, 2020 substantially exceeded the carrying amounts of each facility. With respect to the leased facility where the projected undiscounted cash flows of the facility did not exceed the carrying amount, the Company recorded an impairment charge of approximately $5.7 million during the year ended December 31, 2020.

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

Goodwill and Other Intangible Assets, Net

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

On the annual measurement date of October 1, 2020, the Company's management elected to qualitatively assess the Company's goodwill for impairment for all of its reporting units except for its community based reporting unit which was assessed using a quantitative analysis. Under provisions of the qualitative analysis, when testing goodwill for impairment, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a quantitative impairment test to identify goodwill impairment and measures the amount of goodwill impairment loss to be recognized, if any. The qualitative factors used by the Company’s management to determine the likelihood that the fair value of the reporting unit is less than the carrying amount include, among other things, a review of overall economic conditions and their current and future impact on the Company’s existing business, the Company’s financial performance and stock price, industry outlook and market competition. With respect to the qualitative assessments, management determined that, as of October 1, 2020, it was more likely than not that the fair values of the reporting units exceeded their carrying values. With respect to the quantitative analysis performed, the Company used a third-party valuation firm to determine the estimated fair value of the reporting unit using a discounted cash flow model. A discount rate of 10% was utilized to adjust the cash flow forecasts based on the Company’s estimate of a market participant’s weighted-average cost of capital. Growth rates for sales and profits were determined using inputs from the Company’s long-term planning process. The Company also makes estimates for discount rates and other factors based on market conditions, historical experience and other economic factors. Changes in these factors could significantly impact the fair value of the reporting unit. With respect to the community based reporting unit that was assessed quantitatively, management determined that the carrying value exceeded its fair value due to future declines in cash flow projections primarily due to the negative impact of the COVID-19 pandemic on the Company’s reentry facilities. As such, the Company recorded a goodwill impairment charge of $21.1 million during the year ended December 31, 2020. A change in one or combination of the assumptions discussed above could impact the estimated fair value of the reporting unit. If the Company’s expectations of future results and cash flows decrease significantly or other economic conditions deteriorate, goodwill may be further impaired. See Note 8 – Goodwill and Other Intangible Assets, Net for further discussion.

Other Intangible Assets, Net

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

Internal-Use Software

Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful lives of the software. Costs related to design or maintenance of internal-use software are expensed as incurred. As of December 31, 2020 and 2019, included in Property and Equipment, Net is approximately $12.2 million and $14.2 million of capitalized internal-use software costs, respectively.

Debt Issuance Costs

Debt issuance costs, net of accumulated amortization of $43.4 million and $37.0 million, totaling $24.5 million and $30.5 million at December 31, 2020 and 2019, respectively, are included in Long-Term Debt, Non-Recourse Debt and Other Non-Current Assets in the accompanying Consolidated Balance Sheets and are amortized to interest expense using the effective interest method over the term of the related debt.

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

The Company does not consolidate its 50% owned South African joint venture interest in SACS, a VIE. SACS joint venture investors are GEO and Kensani Corrections, Pty. Ltd (an independent third party); each partner owns a 50% share. The Company has determined it is not the primary beneficiary of SACS since it does not have the power to direct the activities of SACS that most significantly impact its performance. As such, the Company's investment in this entity is accounted for under the equity method of accounting. SACS was established and subsequently, in 2001, was awarded a 25-year contract to design, finance and build the Kutama Sinthumule Correctional Centre in Louis Trichardt, South Africa. To fund the construction of the prison, SACS obtained long-term financing from its equity partners and lenders, the repayment of which is fully guaranteed by the South African government, except in the event of default, in which case the government guarantee is reduced to 80%. The Company's maximum exposure for loss under this contract is limited to its investment in the joint venture of approximately $11 million at December 31, 2020.

The Company does not consolidate its 50% owned joint venture in the United Kingdom. In February 2011, GEO UK, executed a Shareholders Agreement (the “Shareholders Agreement”) with Amey Community Limited (“Amey”) and Amey UK PLC (“Amey Guarantor”) to form GEOAmey, a private company limited by shares incorporated in England and Wales. GEOAmey was formed by GEO UK and Amey (an independent third party) for the purpose of performing prisoner escort and related custody services in England, Wales and Scotland. In order to form this private company, GEOAmey issued share capital of £100 divided into 100 shares of £1 each and allocated the shares 50/50 to GEO UK and Amey. GEO UK and Amey each have three directors appointed to the Board of Directors and neither party has the power to direct the activities that most significantly impact the performance of GEOAmey. As such, the Company's investment in this entity is accounted for under the equity method of accounting. Both parties provided lines of credit of £12.0 million to ensure that GEOAmey could comply with future contractual commitments related to the performance of its operations. In October 2018, the note receivable to each joint venture partner was paid off in full.

Fair Value Measurements

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (“exit price”). The Company carries certain of its assets and liabilities at fair value, measured on a recurring basis, in the accompanying Consolidated Balance Sheets. The Company also has certain assets and liabilities which are not carried at fair value in its accompanying Consolidated Balance Sheets and discloses the fair value measurements compared to the carrying values as of each balance sheet date. The Company’s fair value measurements are disclosed in Note 9 - Financial Instruments and Note 10 - Fair Value of Assets and Liabilities. The Company establishes fair value of its assets and liabilities using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels which distinguish between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The level in the fair value hierarchy within which the respective fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities. Level 2 inputs are other than quotable market prices included in Level 1 that are observable for the asset or liability either directly or indirectly through corroboration with observable market data. Level 3 inputs are unobservable inputs for the assets or liabilities that reflect management’s own assumptions about the assumptions market participants would use in pricing the asset or liability. The Company recognizes transfers between Levels 1, 2 and 3 as of the actual date of the event or change in circumstances that cause the transfer.

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

When a contract includes variable consideration, GEO determines an estimate of the variable consideration and evaluates whether the estimate needs to be constrained; therefore, GEO includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration estimates are updated at each reporting date. A limited number of GEO's domestic contracts have provisions upon which a small portion of the revenue for the contract is based on the performance of certain targets. Domestically, revenue based on the performance of certain targets is less than 1% of the Company's consolidated domestic revenues and was not significant during the periods presented. One of GEO's international contracts, related to its Ravenhall facility (discussed further below), contains a provision where a significant portion of the revenue for the contract is based on the performance of certain targets. These performance targets are based on specific criteria to be met over specific periods of time. Such criteria includes the Company's ability to achieve certain contractual benchmarks relative to the quality of service it provides, non-occurrence of certain disruptive events, effectiveness of its quality control programs and its responsiveness to customer requirements. The performance of these targets are measured quarterly and there was no significant constraint on the estimate of such variable consideration for this contract during the years ended December 31, 2020 and 2019.

GEO does not disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which GEO has the right to invoice for services performed, which is generally the case for all of GEO's contracts. Incidental items that are immaterial in the context of the contract are recognized as expense. GEO generally does not incur incremental costs related to obtaining a contract with its customers that would meet the requirement for capitalization. There were no assets recognized from costs to obtain a contract with a customer at December 31, 2020 or 2019.

The timing of revenue recognition may differ from the timing of invoicing to customers. GEO records a receivable when services are performed which are due from its customers based on the passage of time. GEO records a contract liability if consideration is received in advance of the performance of services. Generally, GEO's customers do not provide payment in advance of the performance of services. Therefore, any contract liability is not significant at December 31, 2020 or 2019. Revenue recognized during the years ended December 31, 2020 and 2019 that was included in the opening balance of unearned revenue was not significant. There have been no significant amounts of revenue recorded in the periods presented from performance obligations either wholly or partially satisfied in prior periods.

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

The following table disaggregates GEO's revenue by major source and also provides a reconciliation with revenue information disclosed for reportable segments in Note 15 - Business Segments and Geographic Information:

	Year Ended December 31, 2020 (in thousands)
	U.S. Secure Services	GEO Care	International	Facility Construction and Design	Total
Owned and Leased: Secure Services	$1,198,881	$—	$—	$—	$1,198,881
Owned and Leased: Community-based	—	145,491	—	—	145,491
Owned and Leased: Youth Services	—	75,792	—	—	75,792
Managed Only	372,335	5,513	211,621	—	589,469
Facility Construction and Design	—	—	—	15,919	15,919
Non-residential Services and Other	—	324,546	—	—	324,546
Total Revenues	$1,571,216	$551,342	$211,621	$15,919	$2,350,098

	Year Ended December 31, 2019 (in thousands)
	U.S. Secure Services	GEO Care	International	Facility Construction and Design	Total
Owned and Leased - Secure Services	$1,228,299	$—	$—	$—	$1,228,299
Owned and Leased - Community-based	—	176,001	—	—	176,001
Owned and Leased - Youth Services	—	87,189	—	—	87,189
Managed Only	373,380	5,523	232,016	—	610,919
Facility Construction and Design	—	—	—	29,978	29,978
Non-residential Services and Other	—	345,536	—	—	345,536
Total Revenues	$1,601,679	$614,249	$232,016	$29,978	$2,477,922

	Year Ended December 31, 2018 (in thousands)
	U.S Secure Services	GEO Care	International	Facility Construction and Design	Total
Owned and Leased - Secure Services	$1,110,749	$—	$—	$—	$1,110,749
Owned and Leased - Community-based	—	170,805	—	—	170,805
Owned and Leased - Youth Services	—	91,824	—	—	91,824
Managed Only	382,224	4,981	253,874	—	641,079
Facility Construction and Design	—	—	—	4,226	4,226
Non-residential services and Other	—	312,703	—	—	312,703
Total Revenues	$1,492,973	$580,313	$253,874	$4,226	$2,331,386

Owned and Leased - Secure Services

GEO recognizes revenue for secure housing services where GEO owns or leases the facility as services are performed. GEO provides for the safe and secure housing and care of incarcerated individuals under public-private partnerships with federal, state and local government agencies. This includes providing 24-hour care and supervision, including but not limited to, such services as medical, transportation, food service, laundry services and various programming activities. These tasks are considered to be activities to fulfill the safe and secure housing performance obligation and are not considered to be individually separate promises in the contract. Each of these activities is highly interrelated and GEO performs a significant level of integration of these activities. GEO has identified these activities as a bundle of services and determined that each day of the promised service is distinct. The services provided are part of a series of distinct services that are substantially the same and are measured using the same measure of progress (time-based output method). GEO has determined that revenue for these services are recognized over time as its customers simultaneously receive and consume the benefits as the services are performed, which is on a continual daily basis, and GEO has a right to payment for performance completed to date. Time-based output methods of revenue recognition are considered to be a faithful depiction of GEO's efforts to fulfill its obligations under its contracts and therefore reflect the transfer of services to its customers. GEO's customers generally pay for these services based on a net rate per day per individual or on a fixed monthly rate.

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

Facility Construction and Design

During 2020, 2019 and 2018, the Company had facility construction and design services related to an expansion project at its Fulham Correctional Centre in Australia which was substantially completed in the third quarter of 2020. GEO determined revenue should be recorded over time using a time-based output method based on the same criteria as discussed above for secure services. Fees included and priced in the contract for managing the Facility are considered to be stated at their individual estimated stand-alone selling prices using the adjusted market assessment approach. These services are regularly provided by GEO on a stand-alone basis to similar customers within a similar range of amounts. GEO used the expected cost-plus margin approach to allocate the transaction price to the construction obligation. GEO was entitled under the contract to receive consideration in the amount of its costs plus a margin.

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

The Company currently maintains a general liability policy and excess liability policies with total limits of $70.0 million per occurrence and $90.0 million total general liability annual aggregate limits covering the operations of U.S. Secure Services, GEO Care's community-based services, GEO Care's youth services and BI. The Company has a claims-made liability insurance program with a specific loss limit of $40.0 million per occurrence and in the aggregate related to medical professional liability claims arising out of correctional healthcare services. The Company is uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability, cybersecurity liability and automobile liability.

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

Of the insurance policies discussed above, the Company’s most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves are undiscounted and were $78.9 million and $68.2 million as of December 31, 2020 and 2019, respectively, and are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. The Company uses statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, the Company considers such factors as historical frequency and severity of claims at each of its facilities, claim development, payment patterns and changes in the nature of its business, among other factors. Such factors are analyzed for each of the Company’s business segments. The Company estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. The Company also may experience variability between its estimates and the actual settlement due to limitations inherent in the estimation process, including its ability to estimate costs of processing and settling claims in a timely manner as well as its ability to accurately estimate the Company’s exposure at the onset of a claim. Because the Company has high deductible insurance policies, the amount of its insurance expense is dependent on its ability to control its claims experience. If actual losses related to insurance claims significantly differ from the Company’s estimates, its financial condition, results of operations and cash flows could be materially adversely impacted.

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

The components of accumulated other comprehensive loss attributable to GEO included in the consolidated statement of shareholders' equity are as follows (in thousands):

	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc.	Unrealized loss on derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2020	$(12,314)	$(1,476)	$(6,545)	$(20,335)
Current-period other comprehensive income (loss)	3,107	(3,276)	(2,085)	(2,254)
Balance, December 31, 2020	$(9,207)	$(4,752)	$(8,630)	$(22,589)

	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc.	Unrealized loss on derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2019	$(14,573)	$(5,746)	$(3,299)	$(23,618)
Current-period other comprehensive income (loss) before reclassifications	2,259	419	(3,246)	(568)
Amounts reclassified from other comprehensive income into earnings [1]	—	3,851	—	3,851
Net current-period comprehensive income (loss)	2,259	4,270	(3,246)	3,283
Balance, December 31, 2019	$(12,314)	$(1,476)	$(6,545)	$(20,335)

[1] On May 22, 2019, the Company refinanced the debt associated with its Ravenhall project and terminated the associated interest rate swap derivatives which resulted in the reclassification of $3.9 million into loss on extinguishment of debt that were previously reported in accumulated other comprehensive income (loss). In August 2019, the Company entered into two identical promissory notes in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The Company has entered into interest rate swap agreements to fix the interest rate at 4.22%. Refer to Note 7 - Derivative Financial Instruments and Note 12 - Debt for additional information.

There were no reclassifications out of accumulated other comprehensive income (loss) during the year ended December 31, 2020.

The foreign currency translation adjustment, net of tax, related to noncontrolling interests was not significant for the year ended December 31, 2020 or 2019.

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

The fair value of stock-based option awards was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for options awarded during years 2020, 2019 and 2018:

	2020	2019	2018
Risk free interest rates	1.79%	2.44%	2.84%
Expected term	4-5 years	4-5 years	4-5 years
Expected volatility	41%	41%	40%
Expected dividend rate	13.11%	8.47%	8.70%

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

For restricted stock share-based awards that contain a market condition, the probability of satisfying the market condition is considered in the estimate of grant-date fair value and previously recorded compensation expense is not reversed if the market condition is never met. The fair value of restricted stock awards granted in 2020, 2019 and 2018 with market-based performance conditions was determined based on a Monte Carlo simulation, which calculates a range of possible outcomes and the probabilities that they will occur, using the following average key assumptions:

	2020	2019	2018
Expected volatility	30.3%	43.7%	44.5%
Beta	1.12	1.00	1.05
Risk free interest rate	0.85%	2.53%	2.58%

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

Recent Accounting Pronouncements

The Company implemented the following accounting standards during the year ended December 31, 2020:

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

The following accounting standards will be adopted in future periods:

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options”. The guidance in this update simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU also simplify the guidance in ASC 815-40, “Derivatives and Hedging: Contracts in an Entity’s Own Equity” by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or shares. The new standard is effective for the Company beginning January 1, 2022. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

During the years ended December 31, 2020, 2019 and 2018, GEO declared and paid the following regular cash distributions to its stockholders which were treated for federal income taxes as follows:

				Ordinary Dividends
Declaration Date	Payment Date	Record Date	Distribution Per Share	Qualified (1)	Non-Qualified	Nondividend Distributions (2)	Aggregate Payment Amount (millions)
February 5, 2018	February 27, 2018	February 16, 2018	$0.47	$0.046117	$0.209022	$0.2148609	$58.3
April 11, 2018	May 3, 2018	April 23, 2018	$0.47	$0.046117	$0.209022	$0.2148609	$57.4
July 10, 2018	July 27, 2018	July 20, 2018	$0.47	$0.046117	$0.209022	$0.2148609	$57.2
October 15, 2018	November 2, 2018	October 26, 2018	$0.47	$0.046117	$0.209022	$0.2148609	$57.2
February 4, 2019	February 22, 2019	February 15, 2019	$0.48	$—	$0.2759699	$0.2040301	$57.9
April 3, 2019	April 22, 2019	April 15, 2019	$0.48	$—	$0.2759699	$0.2040301	$58.2
July 9, 2019	July 26, 2019	July 19, 2019	$0.48	$—	$0.2759699	$0.2040301	$58.2
October 14, 2019	November 1, 2019	October 25, 2019	$0.48	$—	$0.2759699	$0.2040301	$58.2
February 3, 2020	February 21, 2020	February 14, 2020	$0.48	$—	$0.2655802	$0.2144198	$58.2
April 6, 2020	April 24, 2020	April 17, 2020	$0.48	$—	$0.2655802	$0.2144198	$58.5
July 7, 2020	July 24, 2020	July 17, 2020	$0.48	$—	$0.2655802	$0.2144198	$58.5
October 6, 2020	October 23, 2020	October 16, 2020	$0.34	$—	$0.1881193	$0.1518807	$41.5

(1)

For 2019 and 2020, there are no Qualified Dividends. Qualified Dividends represents the portion of Total Ordinary Dividends which constitutes a "Qualified Dividend", as defined by the Internal Revenue Service.

(2)	The amount constitutes a "Return of Capital", as defined by the Internal Revenue Service.

Stock Buyback Program

On February 14, 2018, the Company announced that its Board authorized a stock buyback program authorizing the Company to repurchase up to a maximum of $200 million of its shares of common stock. The stock buyback program was funded primarily with cash on hand, free cash flow and borrowings under the Company's $900 million revolving credit facility (the "Revolver"). The program expired on October 20, 2020. The stock buyback program was intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission ("SEC") requirements. The stock buyback program did not obligate the Company to purchase any specific amount of its common stock and could have been suspended or extended at any time at the discretion of the Company's Board. During the year ended December 31, 2020, the Company purchased 553,665 shares of its common stock at a cost of $9.0 million primarily purchased with proceeds from the Company’s Revolver. There were no purchases of the Company's common stock during the year ended December 31, 2019. During the year ended December 31, 2018, the Company purchased 4,210,254 shares of its common stock at a cost of $95.2 million primarily purchased with proceeds from the Company's Revolver.

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

Preferred Stock

In April 1994, the Company’s Board authorized 30 million shares of “blank check” preferred stock. The Board is authorized to determine the rights and privileges of any future issuance of preferred stock such as voting and dividend rights, liquidation privileges, redemption rights and conversion privileges. As of December 31, 2020 and 2019, there were no shares of preferred stock outstanding.

Noncontrolling Interests

The Company includes the results of operations and financial position of SACM or the “joint venture”, its majority-owned subsidiary, in its consolidated financial statements. SACM was established in 2001 to operate correctional centers in South Africa. The joint venture currently provides security and other management services for the Kutama Sinthumule Correctional Centre in the Republic of South Africa under a 25-year management contract which commenced in February 2002. The Company’s and the joint venture partner’s shares in the profits of the joint venture are 88.75% and 11.25%, respectively. There were no changes in the Company’s ownership percentage of the consolidated subsidiary during the years ended December 31, 2020, 2019 and 2018.
3.	Equity Incentive Plans

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

The Company recognized compensation expense related to the Company plans for the years ended December 31, 2020, 2019 and 2018 as follows (in thousands):

	2020	2019	2018
Stock option plan expense	$1,141	$1,085	$996
Restricted stock expense	$22,755	$21,260	$21,053

Stock Options

A summary of the activity of the Company’s stock options plans is presented below:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Options outstanding at January 1, 2020	1,590	$24.29	6.90	$232
Granted	480	14.64
Exercised	-	-
Forfeited/Canceled	(119)	21.96
Options outstanding at December 31, 2020	1,951	$22.07	6.62	$-
Options vested and expected to vest at December 31, 2020	1,869	$22.27	6.53	$-
Options exercisable at December 31, 2020	1,051	$24.53	5.13	$-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2020 and the exercise price, times the number of shares that are “in the money”) that would have been received by the option holders had all option holders exercised their options on December 31, 2020. This amount changes based on the fair value of the Company’s stock.

The following table summarizes information relative to stock option activity during the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Intrinsic value of options exercised	$-	$433	$519
Fair value of shares vested	$1,061	$971	$794

The following table summarizes information about the exercise prices and related information of stock options outstanding under the Company plans at December 31, 2020:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price
	(In thousands)
0-18.23	552	7.51	$14.62	109	0.74	$14.53
18.24-22.26	588	6.12	$20.99	417	5.63	$20.74
22.27-29.39	495	6.55	$25.11	272	5.22	$27.11
29.40-50.00	316	6.12	$32.27	253	6.11	$32.27
Total	1,951	6.62	$22.07	1,051	5.13	$24.53

The weighted average grant date fair value of options granted during the year ended December 31, 2020, 2019 and 2018 was $1.59, $3.64 and $5.91 per share, respectively. There were 0.5 million, 0.4 million and 0.5 million options granted during the year ended December 31, 2020, 2019 and 2018, respectively.

The following table summarizes the status of non-vested stock options as of December 31, 2020 and changes during the year ended December 31, 2020:

	Number of Shares	Wtd. Avg. Grant Date Fair Value
	(In thousands)
Options non-vested at January 1, 2020	781	$3.99
Granted	480	1.59
Vested	(242)	3.79
Forfeited	(119)	3.40
Options non-vested at December 31, 2020	900	$2.87

As of December 31, 2020, the Company had $2.2 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.3 years.

Restricted Stock

During the year ended December 31, 2020, the Company granted approximately 900,000 shares of restricted stock to certain employees and executive officers. Of these awards, 360,000 are market and performance-based awards that will be forfeited if the Company does not achieve certain annual metrics during 2020, 2021 and 2022. The fair value of restricted stock awards, which do not contain a market-based condition, is determined using the closing price of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period. Generally, the restricted stock awards vest in equal increments over either a three or four-year period.

The vesting of market and performance-based restricted stock grants awarded in 2020 are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the shares of restricted stock ("TSR Target Award") can vest at the end of a three-year performance period if GEO meets certain total shareholder return ("TSR") performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2020 to December 31, 2022 and (ii) up to 50% of the shares of restricted stock ("ROCE Target Award") can vest at the end of a three-year period if GEO meets certain return on capital employed ("ROCE") performance targets over a three year period from January 1, 2020 to December 31, 2022. These market and performance awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the market and performance-based awards is based on the target awards for both metrics.

During the year ended December 31, 2019, the Company granted approximately 788,000 shares of restricted stock to certain employees and executive officers. Of these awards, 250,000 are market and performance-based awards that will be forfeited if the Company does not achieve certain annual metrics over a three-year period from January 1, 2019 to December 31, 2021.

The vesting of the market and performance-based restricted stock grants awarded in 2019 are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the TSR Target Award can vest at the end of a three-year performance period if GEO meets certain TSR performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2019 to December 31, 2021; and (ii) up to 50% of the ROCE Target Award can vest at the end of a three-year performance period if GEO meets certain ROCE performance targets over a three year period from January 1, 2019 to December 31, 2021. These market and performance-based awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the market and performance-based awards is based on the target awards for both metrics.

During the year ended December 31, 2018, the Company granted 906,000 shares of restricted stock to its executive officers and to certain senior employees. Of these awards, 352,500 are market and performance-based awards that will be forfeited if the Company does not achieve certain annual metrics over a three-year period from January 1, 2018 to December 31, 2020.

The vesting of the market and performance-based restricted stock grants awarded in 2018 are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the TSR Target Award can vest at the end of a three-year performance period if GEO meets certain TSR performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2018 to December 31, 2020; and (ii) up to 50% of the ROCE Target Award can vest at the end of a three-year period if GEO meets certain ROCE performance targets over a three year period from January 1, 2018 to December 31, 2020. These performance awards can vest at the end of the three-year performance period at between 0% and 200% of the target awards for both metrics. The number of shares shown for the performance-based awards is based on the target awards for both metrics.

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

The metric related to ROCE is considered to be a performance condition. For share-based awards that contain a performance condition, the achievement of the targets must be probable before any share-based compensation expense is recorded. The Company reviews the likelihood of which target in the range will be achieved and if deemed probable, compensation expense is recorded at that time. If subsequent to the initial measurement there is a change in the estimate of the probability of meeting the performance condition, the effect of the change in the estimated quantity of awards expected to vest is recognized by cumulatively adjusting compensation expense. If ultimately the performance targets are not met, for any awards where vesting was previously deemed probable, previously recognized compensation expense will be reversed in the period in which vesting is no longer deemed probable. During 2020, 2019 and 2018, the Company deemed the achievement of the target award to be probable and there were no changes in the estimated quantity of awards expected to vest. The fair value of these awards was determined based on the closing price of the Company's common stock on the date of grant.

The following table summarizes the status of restricted stock awards as of December 31, 2020 and changes during the year ended December 31, 2020:

	Shares	Wtd. Avg. Grant date Fair value
	(In thousands)
Restricted stock outstanding at January 1, 2020	2,047	$27.33
Granted	900	15.30
Vested	(736)	27.79
Forfeited/Canceled	(57)	20.36
Restricted stock outstanding at December 31, 2020	2,154	$20.61

As of December 31, 2020, the Company had $22.0 million of unrecognized compensation cost that is expected to be recognized over a weighted average period of 2.2 years.

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

The Plan is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Plan are made on the last day of each month. During the years ended December 31, 2020, 2019 and 2018, 49,896, 30,153 and 24,365 shares of common stock, respectively, were issued in connection with the Plan.

4.	Earnings Per Share

Basic and diluted earnings per share (“EPS”) from continuing operations were calculated for the years ended December 31, 2020, 2019, and 2018 respectively, as follows:

Fiscal Year	2020	2019	2018
	(In thousands, except per share data)
Net Income	$112,831	$166,412	$144,827
Loss attributable to noncontrolling interests	201	191	262
Net income attributable to The GEO Group, Inc.	$113,032	$166,603	$145,089
Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	119,719	119,097	120,241
Per share amount	$0.94	$1.40	$1.21
Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	119,719	119,097	120,241
Dilutive effect of equity incentive plans	272	214	506
Weighted average shares assuming dilution	119,991	119,311	120,747
Per share amount - diluted	$0.94	$1.40	$1.20

For the year ended December 31, 2020, 1,931,407 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. For the same period, 1,652,986 common stock equivalents from restricted shares were anti-dilutive and excluded from the computation of diluted EPS.

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
5.	Property and Equipment

Property and equipment consist of the following at fiscal year-end:

	Useful Life	2020	2019
	(Years)	(In thousands)
Land	—	$128,498	$128,874
Buildings and improvements	2 to 50	2,264,910	2,229,956
Leasehold improvements	1 to 29	283,561	291,511
Equipment	3 to 10	225,509	216,604
Furniture, fixtures and computer software	1 to 7	66,375	64,828
Facility construction in progress	—	42,863	31,979
Total		$3,011,716	$2,963,752
Less accumulated depreciation and amortization		(889,521)	(819,030)
Property and equipment, net		$2,122,195	$2,144,722

The Company amortizes its leasehold improvements over the shorter of their estimated useful lives or the terms of the leases including renewal periods that are reasonably assured. The Company’s construction in progress primarily consists of new construction and renovations to facilities that are owned by the Company. Interest capitalized in property and equipment for the years ended December 31, 2020 and 2019 was not significant.

Depreciation expense was $112.4 million, $107.9 million and $103.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

At both December 31, 2020 and 2019, the Company had $19.4 million and $17.1 million, respectively, of assets recorded under finance leases related to land, buildings and improvements. Finance leases are recorded net of accumulated amortization of $15.4 million and $14.2 million, at December 31, 2020 and 2019, respectively. Depreciation expense related to assets recorded under finance leases for each of the years ended December 31, 2020, 2019 and 2018 was $1.2 million, $1.0 million and $1.0 million, respectively and are included in Depreciation and Amortization in the accompanying consolidated statements of operations.

6.	Contract Receivable

On September 16, 2014, GEO's wholly-owned subsidiary, GEO Ravenhall Pty. Ltd., in its capacity as trustee of another wholly-owned subsidiary, GEO Ravenhall Trust ("Project Co"), signed the Ravenhall Prison Project Agreement ("Ravenhall Contract") with the State of Victoria (the "State") for the development and operation of a 1,300-bed facility in Ravenhall, a locality near Melbourne, Australia under a public-private partnership financing structure. The design and construction phase ("D&C Phase") of the agreement began in September 2014 and was completed in November 2017. Project Co was the primary developer during the D&C Phase and subcontracted with a bonded international design and build contractor to design and construct the facility. GEO's wholly owned subsidiary, the GEO Group Australasia Pty. Ltd. ("GEO Australia") is currently operating the facility under a 25-year management contract ("Operating Phase"). During the D&C Phase, GEO Australia provided construction management and consultant services to the State.

During the D&C Phase, the Company recognized revenue as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to the estimated total costs for the design and construction of the facility. Costs incurred and estimated earnings in excess of billings are classified as Contract Receivable in the accompanying consolidated balance sheets. The total balance of the Contract Receivable at December 31, 2020 is $402.9 million which is recorded at net present value based on the timing of expected future settlement. Interest income is recorded as earned using an effective interest rate of 8.97%. As the primary contractor, Project Co was exposed to the various risks associated with the D&C Phase. Accordingly, the Company recorded construction revenue on a gross basis and included the related costs of construction activities in operating expenses within the Facility Design & Construction segment. Reimbursable pass through costs were excluded from revenues and expenses.
7.	Derivative Financial Instruments

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

In August 2019, the Company entered into two interest rate swap agreements in the aggregate notional amount of $44.3 million to fix the interest rate on certain of its variable rate debt to 4.22%. The Company has designated these interest rate swaps as hedges against changes in the cash flows of two identical promissory notes (the "Notes") which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the Notes and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in fair value of the interest rate swaps as accumulated other comprehensive income (loss), net of applicable taxes. Total unrealized losses recorded in total other comprehensive income (loss), net of tax, related to these cash flow hedges was $4.8 million during the year ended December 31, 2020. The total fair value of the swap liabilities as of December 31, 2020 was $6.0 million and is recorded as a component of Other Non-Current liabilities within the accompanying balance sheet. There was no material ineffectiveness for the period presented. The Company does not expect to enter into any transactions during the next twelve months which would result in reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss). Refer to Note 12 - Debt for additional information.

The Company’s Australian subsidiary entered into interest rate swap agreements to fix the interest rate on its variable rate non-recourse debt related to a project in Ravenhall, a locality near Melbourne, Australia to 4.2%. The Company determined that the swaps had payment, expiration dates, and provisions that coincided with the terms of the non-recourse debt and were therefore considered to be effective cash flow hedges. Accordingly, the Company recorded the change in the fair value of the interest rate swaps in accumulated other comprehensive income (loss), net of applicable income taxes. On May 22, 2019, the Company refinanced the associated debt and terminated the swap agreements which resulted in the reclassification of $3.9 million into losses that were previously reported in accumulated other comprehensive income (loss). Refer to Note 12 - Debt for additional information.

8.	Goodwill and Other Intangible Assets, Net

The Company has recorded goodwill as a result of its various business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company’s goodwill balances recognized during the years ended December 31, 2020 and 2019 were as follows (in thousands):

	1/1/2020	Impairment charges [1]	Foreign currency translation	12/31/2020
U.S. Secure Services	$316,366	$—	$—	$316,366
GEO Care	459,589	(21,146)	—	438,443
International Services	401	-	40	441
Total Goodwill	$776,356	$(21,146)	$40	$755,250

[1] As discussed in Note 1 – Summary of Business Organization, Operations and Significant Policies, the Company performed its annual goodwill impairment testing on the first day of the fourth quarter of 2020. That testing indicated that there was a goodwill impairment in its community based reporting unit, which is included in the Company’s GEO Care reportable segment, and for which a quantitative analysis was performed. After the impairment charge, there is approximately $148.8 million of goodwill remaining in the community based reporting unit at December 31, 2020.

	1/1/2019	Foreign currency translation	12/31/2019
U.S. Secure Services	$316,366	$—	$316,366
GEO Care	459,589	—	459,589
International Services	404	(3)	401
Total Goodwill	$776,359	$(3)	$776,356

Intangible assets consisted of the following as of December 31, 2020 and 2019 (in thousands):

	Weighted	December 31, 2020			December 31, 2019
	Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	16.3	$308,398	$(168,848)	$139,550	$308,432	$(148,171)	$160,261
Technology	7.3	33,700	(30,703)	2,997	33,700	(29,091)	4,609
Trade names	Indefinite	45,200	—	45,200	45,200	—	45,200
Total acquired intangible assets		$387,298	$(199,551)	$187,747	$387,332	$(177,262)	$210,070

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

Amortization expense was $22.3 million, $22.3 million and $22.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, and primarily related to the U.S. Secure Services and GEO Care segments’ amortization of intangible assets for acquired management contracts. The Company relies on its historical experience in determining the useful life of facility management contracts. The Company makes assumptions related to acquired facility management contracts based on the competitive environment for individual contracts, our historical success rates in retaining contracts, the supply of available beds in the market, changes in legislation, the projected profitability of the facilities and other market conditions. As of December 31, 2020, the weighted average period before the next contract renewal or extension for the facility management contracts was approximately 2.0 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the contractual periods.

Estimated amortization expense related to the Company’s finite-lived intangible assets for 2021 through 2025 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
2021	$21,189
2022	16,705
2023	13,481
2024	9,748
2025	9,696
Thereafter	71,728
$142,547

9.	Financial Instruments

The following table provides a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2020
	Carrying Value at December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$35,749	$—	$35,749	$—
Fixed income securities	1,932	—	1,932	—
Liabilities:
Interest rate swap derivatives	$6,015	$—	$6,015	$—

	Fair Value Measurements at December 31, 2019
	Carrying Value at December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$28,332	$—	$28,332	$—
Fixed income securities	1,892	—	1,892	—
Liabilities:
Interest rate swap derivatives	$1,869	$—	$1,869	$—

The Company’s Level 2 financial instruments included in the tables above as of December 31, 2020 and 2019 consist of interest rate swap derivative liabilities held by GEO and the Company's Australian subsidiary, the Company's rabbi trust established for GEO employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and an investment in Canadian dollar denominated fixed income securities. On May 22, 2019, the Company terminated the interest rate swap derivative liabilities in connection with a debt refinancing transaction by our Australian subsidiary. Refer to Note 7 - Derivative Financial Instruments and Note 12 - Debt for additional information.

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

During the years ended December 31, 2019 and 2018, the Company transferred certain accounts receivable balances that had a carrying value of approximately $3.0 million and $6.9 million, respectively, to an unrelated third party. The transfers were accounted for as sales and the Company has no continuing involvement with the transferred assets. The Company received cash proceeds in connection with the sales of approximately $3.0 million and $6.9 million, respectively, and as such, there was no gain or loss in connection with the transactions. There were no such transactions during the year ended December 31, 2020.
10.	Fair Value of Assets and Liabilities

The Company’s Consolidated Balance Sheets reflect certain financial instruments at carrying value. The following table presents the carrying values of those instruments and the corresponding estimated fair values (in thousands):

	Estimated Fair Value Measurements at December 31, 2020
	Carrying Value as of December 31, 2020	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$283,524	$283,524	$283,524	$—	$—
Restricted cash and investments	28,329	28,329	28,329	—	—
Liabilities:
Borrowings under Senior Credit Facility	$1,474,437	$1,342,066	$—	$1,342,066	$—
5.875% Senior Notes due 2022	193,958	192,736	—	192,736	—
5.125% Senior Notes	281,783	256,096	—	256,096	—
5.875% Senior Notes due 2024	242,500	202,458	—	202,458	—
6.00% Senior Notes	350,000	279,493	—	279,493	—
Non-recourse debt	344,614	344,632	—	344,632	—

	Estimated Fair Value Measurements at December 31, 2019
	Carrying Value as of December 31, 2019	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$32,463	$32,463	$32,463	$—	$—
Restricted cash and investments	35,010	35,010	35,010	—	—
Liabilities:
Borrowings under Senior Credit Facility	$1,298,671	$1,218,861	$—	$1,218,861	$—
5.875% Senior Notes due 2022	193,958	194,239	—	194,239	—
5.125% Senior Notes	300,000	287,982	—	287,982	—
5.875% Senior Notes due 2024	250,000	228,493	—	228,493	—
6.00% Senior Notes	350,000	314,052	—	314,052	—
Non-recourse debt	328,178	327,792	—	327,792	—

The fair values of the Company’s cash and cash equivalents, and restricted cash approximates the carrying values of these assets at December 31, 2020 and 2019. Restricted cash consists of money market funds, commercial paper and time deposits used for payments on the Company’s non-recourse debt and asset replacement funds contractually required to be maintained at the Company's Australian subsidiary. The fair value of the money market funds is based on quoted market prices (level 1) and the fair value of commercial paper and time deposits is based on market prices for similar instruments (level 2). The fair values of the Company’s 6.00% senior unsecured notes due 2026 (the “6.00% Senior Notes”), 5.125% Senior Notes due 2023 (the “5.125% Senior Notes”), 5.875% Senior Notes due 2022 (the "5.875% Senior Notes due 2022”) and the 5.875% Senior Notes due 2024 (the "5.875% Senior Notes due 2024"), although not actively traded, are based on published financial data for these instruments. The fair value of the Company’s non-recourse debt is based on estimate of trading value considering the Company's borrowing rate, the undrawn spread and similar instruments. The fair value of borrowings under the Senior Credit Facility is also based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.

11.	Accrued Expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	2020	2019
Accrued interest	$17,614	$17,850
Accrued bonus	16,986	16,914
Accrued insurance	78,893	73,192
Accrued repair obligations for damaged property	—	4,343
Accrued property and other taxes	38,524	35,192
Construction retainage	1,062	1,097
Other	49,299	43,020
Total	$202,378	$191,608

12.	Debt

Debt consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Senior Credit Facility:
Term loan	$770,000	$778,000
Unamortized debt issuance costs on term loan	(4,043)	(5,410)
Unamortized discount on term loan	(1,705)	(2,281)
Revolver	704,437	520,671
Total Senior Credit Facility	$1,468,689	$1,290,980
6.00% Senior Notes:
Notes Due in 2026	$350,000	$350,000
Unamortized debt issuance costs	(3,709)	(4,282)
Total 6.00% Senior Notes Due in 2026	$346,291	$345,718
5.875% Senior Notes:
Notes Due in 2024	$242,500	$250,000
Unamortized debt issuance costs	(2,000)	(2,532)
Total 5.875% Senior Notes Due in 2024	$240,500	$247,468
5.125% Senior Notes:
Notes Due in 2023	$281,783	$300,000
Unamortized debt issuance costs	(2,033)	(2,876)
Total 5.125% Senior Notes Due in 2023	$279,750	$297,124
5.875% Senior Notes:
Notes Due in 2022	$193,958	$193,958
Unamortized debt issuance costs	(710)	(1,351)
Total 5.875% Senior Notes Due in 2022	$193,248	$192,607
Non-Recourse Debt:
Non-Recourse Debt	$344,614	$328,178
Unamortized debt issuance costs on non-recourse debt	(5,237)	(5,279)
Discount on Non-Recourse Debt	(25)	(81)
Total Non-Recourse Debt	$339,352	$322,818
Finance Lease Obligations	5,029	4,570
Other debt	42,413	43,410
Total debt	$2,915,272	$2,744,695
Current portion of finance lease obligations, long-term debt and non-recourse debt	(26,180)	(24,208)
Finance Lease Obligations, long-term portion	(2,988)	(2,954)
Non-Recourse Debt, long-term portion	(324,223)	(309,236)
Long-Term Debt	$2,561,881	$2,408,297

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

The Credit Agreement evidences a credit facility (the "Credit Facility") consisting of the $792.0 million term loan discussed above (the "Term Loan") bearing interest at LIBOR plus 2.00% (with a LIBOR floor of 0.75%), and a $900 million Revolver initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD275 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars under the Australian Dollar Letter of Credit Facility (the "Australian LC Facility"). As of December 31, 2020, there were no letters of credit issued under the Australian LC Facility. Amounts to be borrowed by GEO under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The Term Loan component is scheduled to mature on March 23, 2024. The revolving credit commitment component is scheduled to mature on May 17, 2024. The Credit Agreement also has an accordion feature of $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

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

On August 18, 2016, the Company executed a Letter of Offer by and among GEO and HSBC Bank Australia Limited (the “Letter of Offer”) providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of AUD100 million, or $77.1 million, based on exchange rates in effect as of December 31, 2020 (collectively, the “Bank Guarantee Facility”). The Bank Guarantee Facility allows GEO to provide letters of credit to assure performance of certain obligations of its wholly owned subsidiary relating to its secure facility project in Ravenhall, located near Melbourne, Australia. In accordance with the Ravenhall Contract, upon the completion of a certain period of operations, the Bank Guarantee Facility was reduced during the fourth quarter of 2019 to approximately AUD59 million, or $45.5 million, based on exchange rates in effect as of December 31, 2020. The Bank Guarantee Facility is unsecured. The issuance of letters of credit under the Bank Guarantee Facility is subject to the satisfaction of the conditions precedent specified in the Letter of Offer. Letters of credit issued under the bank guarantee lines are due on demand and letters of credit issued under the bank guarantee/standby sub-facility cannot have a duration exceeding twelve months. The Bank Guarantee Facility may be terminated by HSBC Bank Australia Limited on 90 days written notice. As of December 31, 2020, there was approximately AUD59 million in letters of credit issued under the Bank Guarantee Facility.

As of December 31, 2020, the Company had $770.0 million in aggregate borrowings outstanding under the Term Loan, $704.4 million in borrowings under the Revolver, and approximately $59.6 million in letters of credit which left $136.0 million in additional borrowing capacity under the Revolver. In addition, the Company has the ability to increase the Senior Credit Facility by an additional $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions thereunder. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of December 31, 2020 was 2.58%.

6.00% Senior Notes due 2026

On April 18, 2016, the Company completed an offering of $350.0 million aggregate principal amount of 6.00% senior notes due 2026. The 6.00% Senior Notes were offered and sold in a registered offering pursuant to an underwriting agreement, dated as of April 11, 2016 (the “Underwriting Agreement”) among the Company, certain of the Company’s domestic subsidiaries, as guarantors and the representative for the underwriters named therein. The 6.00% Senior Notes were issued by the Company pursuant to the Indenture, dated as of September 25, 2014 (the “Base Indenture”), by and between the Company and the trustee, as supplemented by a Second Supplemental Indenture, dated as of April 18, 2016 (the “Second Supplemental Indenture” and together with the Base Indenture, the “Indenture”), by and among the Company, the guarantors and the trustee which governs the terms of the 6.00% Senior Notes. The sale of the 6.00% Senior Notes was registered under GEO’s prior shelf registration statement on Form S-3 filed on September 12, 2014, as amended (File No. 333-198729). The 6.00% Senior Notes were issued at a coupon rate and yield to maturity of 6.00%. Interest on the 6.00% Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2016. The 6.00% Senior Notes mature on April 15, 2026. The Company used the net proceeds to fund the tender offer and the redemption of all of its 6.625% Senior Notes (see discussion below), to pay all related fees, costs and expenses and for general corporate purposes including repaying borrowings under the Company's Revolver.

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

The Indenture contains covenants which, among other things, limit the ability of GEO and its “restricted subsidiaries” (as defined in the Indenture) to incur additional indebtedness or issue preferred stock, make dividend payments or other restricted payments (other than the payment of dividends or other distributions, or any other actions necessary to maintain GEO’s status as a real estate investment trust), create liens, sell assets, engage in sale and lease back transactions, create or permit restrictions on the ability of the restricted subsidiaries to pay dividends or make other distributions to GEO, enter into transactions with affiliates, and enter into mergers, consolidations or sales of all or substantially all of their assets. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. The Company was in compliance with all of the covenants of the indenture governing the 6.00% Senior Notes as of December 31, 2020.

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

The indenture contains covenants which, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional indebtedness or issue preferred stock, make dividend payments or other restricted payments (other than the payment of dividends or other distributions, or any other actions necessary to maintain the Company’s status as a real estate investment trust), create liens, sell assets, engage in sale and lease back transactions, create or permit restrictions on the ability of the restricted subsidiaries to pay dividends or make other distributions to the Company, enter into transactions with affiliates, and enter into mergers, consolidations or sales of all or substantially all of their assets. These covenants are subject to a number of limitations and exceptions as set forth in the indenture. The Company was in compliance with all of the covenants of the indenture governing the 5.875% Senior Notes due 2024 as of December 31, 2020.

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

5.125% Senior Notes due 2023

On March 19, 2013, the Company completed an offering of $300.0 million aggregate principal amount of senior unsecured notes in a private offering under the Indenture dated as of March 19, 2013 among GEO, certain of its domestic subsidiaries, as guarantors, and the trustee. The 5.125% Senior Notes were offered and sold to "qualified institutional buyers" in accordance with Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and outside the United States to non-U.S. persons in accordance with Regulation S under the Securities Act. The notes will mature on April 1, 2023 and have a coupon rate and yield to maturity of 5.125%. Interest is payable semi-annually on April 1 and October 1 each year, beginning October 1, 2013. The 5.125% Senior Notes are guaranteed on a senior unsecured basis by all of the Company's restricted subsidiaries that guarantee obligations under the Senior Credit Facility, the Company's 6.00% Senior Notes, the Company's 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024. The 5.125% Senior Notes and the guarantees are the Company's general unsecured senior obligations and rank equally in right of payment with all of the Company's and the guarantors' existing and future unsecured senior debt, including the Company's 6.00% Senior Notes, the 5.875% Senior Notes due 2022 and the 5.875% Senior Notes due 2024. The 5.125% Senior Notes and the guarantees are effectively subordinated to any of the Company's and the guarantors' existing and future secured debt to the extent of the value of the assets securing such debt, including all anticipated borrowings under the Senior Credit

Facility. The 5.125% Senior Notes are structurally subordinated to all existing and future liabilities (including trade payables) of the Company's subsidiaries that do not guarantee the 5.125% Senior Notes.

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

The indenture governing the 5.125% Senior Notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of the Company’s assets. As of the date of the indenture, all of the Company’s subsidiaries, other than certain dormant domestic and other subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. The Company’s failure to comply with certain of the covenants under the indenture governing the 5.125% Senior Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company was in compliance with all of the covenants of the indenture governing the 5.125% Senior Notes as of December 31, 2020.

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

5.875% Senior Notes due 2022

On October 3, 2013, the Company completed an offering of $250.0 million aggregate principal amount of senior notes due 2022 (the “5.875% Senior Notes due 2022”) in a private offering under the Indenture dated as of October 3, 2013 among GEO, certain of its domestic subsidiaries, as guarantors, and the trustee. The 5.875% Senior Notes due 2022 were offered and sold to “qualified institutional buyers” in accordance with Rule 144A under the Securities Act, and outside the United States to non-U.S. persons in accordance with Regulations S under the Securities Act. The 5.875% Senior Notes due 2022 were issued at a coupon rate and yield to maturity of 5.875%. Interest on the 5.875% Senior Notes due 2022 is payable semi-annually in cash in arrears on January 15 and July 15, commencing on January 15, 2014. The 5.875% Senior Notes due 2022 mature on January 15, 2022. The 5.875% Senior Notes due 2022 and the guarantees are the Company's general unsecured senior obligations and rank equally in right of payment with all of the Company's and the guarantors' existing and future unsecured senior debt, including the Company's 6.00% Senior Notes, the 5.125% Senior Notes and the 5.875% Senior Notes due 2024. The 5.875% Senior Notes due 2022 and the guarantees are effectively subordinated to any of the Company's and the guarantors' existing and future secured debt to the extent of the value of the assets securing such debt, including all anticipated borrowings under the Senior Credit Facility. The 5.875% Senior Notes due 2022 are structurally subordinated to all existing and future liabilities (including trade payables) of the Company's subsidiaries that do not guarantee the 5.875% Senior Notes due 2022.

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

The indenture governing the notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of the Company’s assets. As of the date of the indenture, all of the Company’s subsidiaries, other than certain dormant domestic and other subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. The Company’s failure to comply with certain of the covenants under the indenture governing the 5.875% Senior Notes due 2022 could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company was in compliance with all of the financial covenants of the indenture governing the 5.875% Senior Notes due 2022 as of December 31, 2020.

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

Debt Repurchases

On August 16, 2019, the Company's Board of Directors authorized the Company to repurchase and/or retire a portion of the 6.00% Senior Notes due 2026, the 5.875% Senior Notes due 2024, the 5.125% Senior Notes due 2023, the 5.875% Senior Notes due 2022 (collectively the "GEO Senior Notes") and the Company's term loan under its Amended Credit Agreement through cash purchases, in open market, privately negotiated transactions, or otherwise, up to an aggregate maximum of $100.0 million, subject to certain limitations through December 31, 2020. On February 11, 2021, the Company’s Board of Directors authorized a new repurchase program for repurchases/retirements of the above referenced Senior Notes and term loan, subject to certain limitations up to an aggregate maximum of $100.0 million through December 2022.

During 2020, the Company repurchased approximately $7.5 million in aggregate principal amount of its 5.875% Senior Notes due 2024 at a weighted average price of 77.28% for a total cost of $5.8 million. Additionally, during 2020, the Company repurchased approximately $18.2 million in aggregate principal amount of its 5.125% Senior Notes due 2023 at a weighted average price of 78.99% for a total cost of $14.3 million. As a result of these repurchases, the Company recognized a net gain on extinguishment of debt of $5.3 million during the year ended December 31, 2020.

During 2019, the Company repurchased approximately $56.0 million in aggregate principal amount of its 5.875% Senior Notes due 2022 at a weighted average price of 97.55% for a total cost of $54.7 million. As a result of these repurchases, the Company recognized a net gain on extinguishment of debt of $0.9 million during the year ended December 31, 2019.

Non-Recourse Debt

Northwest ICE Processing Center

On December 9, 2011, the Washington Economic Development Finance Authority issued $54.4 million of its Washington Economic Development Finance Authority Taxable Economic Development Revenue Bonds, series 2011 (“2011 Revenue Bonds”). The bonds were rated AA- by Standard & Poor’s Ratings Services and the scheduled payment of principal and interest is guaranteed by municipal bond insurance issued by Assured Guaranty Municipal Corp. The 2011 Revenue Bonds have an average all-in cost of approximately 6.4%, including debt issuance costs and the bond discount, and maturity dates ranging through October 1, 2021. The 2011 Revenue Bonds were issued to provide funds to make a loan to CSC for purposes of reimbursing GEO for costs incurred by GEO for the 2009 expansion of the Northwest ICE Processing Center and paying the costs of issuing the 2011 Revenue Bonds. The payment of principal and interest on the bonds is non-recourse to GEO. None of the bonds nor CSC’s obligations under the loan are obligations of GEO nor are they guaranteed by GEO.

As of December 31, 2020, the remaining balance of the debt service requirement related to the 2011 Revenue Bonds is $8.1 million, all of which is classified as current in the accompanying balance sheet. As of December 31, 2020, included in restricted cash and investments is $3.7 million (all current) of funds held in trust with respect to the Northwest ICE Processing Center for debt service and other reserves which had not been released to the Company as of December 31, 2020.

Australia - Ravenhall

In connection with a design and build facility project agreement with the State of Victoria, in September 2014 the Company entered into a syndicated facility agreement (the "Construction Facility") to provide debt financing for construction of the project. Refer to Note 6 - Contract Receivable. The Construction Facility provided for non-recourse funding up to AUD 791.0 million, or $609.8 million, based on exchange rates as of December 31, 2020. Construction draws were funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility was through September 2019 and bore interest at a variable rate quoted by certain Australian banks plus 200 basis points. On May 22, 2019, the Company completed an offering of AUD 461.6 million, or $355.9 million, based on exchange rates as of December 31, 2020, aggregate principal amount of non-recourse senior secured notes due 2042 (the "Non-Recourse Notes"). The amortizing Non-Recourse Notes were issued by Ravenhall Finance Co Pty Limited in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Non-Recourse Notes were issued with a coupon and yield to maturity of 4.23% with a maturity date of March 31, 2042. The net proceeds from this offering were used to refinance the outstanding Construction Facility and to pay all related fees, costs and expenses associated with the transaction. As a result of the transaction, the Company incurred a $4.5 million loss on extinguishment of debt related to swap termination fees and unamortized deferred loan costs associated with the Construction Facility. Additionally, loan costs of approximately $7.5 million were incurred and capitalized in connection with the offering.

Other

In August 2019, the Company entered into two identical promissory notes in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the promissory notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. The Company has entered into interest rate swap agreements to fix the interest rate at 4.22%. Included in the balance at December 31, 2019 is $0.7 million of deferred loan costs incurred in the transaction. Refer to Note 7 - Derivative Financial Instruments for further information.

Debt Repayment

Debt repayment schedules under Finance Lease Obligations, Long-Term Debt, Non-Recourse Debt and the Senior Credit Facility are as follows:

Fiscal Year	Finance Leases	Long-Term Debt	Non- Recourse Debt	Revolver	Term Loans	Total Annual Repayment
	(In thousands)
2021	$2,433	$1,071	$15,446	$—	$8,000	$26,950
2022	1,729	195,075	8,487	—	8,000	213,291
2023	497	282,949	9,033	—	8,000	300,479
2024	497	243,708	9,549	704,437	746,000	1,704,191
2025	274	1,274	10,274	—	—	11,822
Thereafter	—	387,262	291,825	—	—	679,087
	5,430	1,111,339	344,614	704,437	770,000	2,935,820
Interest imputed on Capital Leases	(401)	—	—	—	—	(401)
Original issue discount	—	—	(25)	—	(1,705)	(1,730)
Current portion	(2,041)	(1,071)	(15,446)	—	(8,000)	(26,558)
Non-current portion	$2,988	$1,110,268	$329,143	$704,437	$760,295	$2,907,131

Guarantees

The Company has entered into certain guarantees in connection with the performance of a facility in Australia (Refer to Note 6 - Contract Receivable). The obligations amounted to approximately AUD59 million, or $45.5 million, based on exchange rates in effect as of December 31, 2020. These guarantees are secured by outstanding letters of credit under the Company's Revolver as of December 31, 2020.

At December 31, 2020, the Company also had seven letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $10.3 million.

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

In addition to the above, the Company had also agreed to provide a loan, if required, of up to 20.0 million South African Rand, or $1.4 million based on exchange rates as of December 31, 2020, referred to as the shareholder's standby facility, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the shareholder's standby facility. The Company’s obligations under the shareholder's standby facility expired upon SACS’ release from its obligations under the common terms agreement in February 2019 with the final payment of the facility management fees.

The Company also guaranteed certain obligations of SACS to the security trustee for SACS’ lenders. The Company secured its guarantee to the security trustee by ceding its rights to claims against SACS in respect of any loans or other finance agreements, and by pledging the Company’s shares in SACS. The Company’s liability under the guarantee is limited to the cession and pledge of shares. The guarantee expired in February 2019 when all of SACS' obligations in terms of the finance agreements were settled.

In connection with the creation of GEOAmey, the Company and its joint venture partner guarantee the availability of working capital in equal proportion to ensure that GEOAmey can comply with current and future contractual commitments related to the performance of its operations. The Company and the 50% joint venture partner had each extended a £12.0 million line of credit to the joint venture. The Company’s maximum exposure relative to the joint venture was its note receivable and future financial support necessary to guarantee performance under the contract. In October 2018, the notes receivable to each joint venture partner were paid off in full.

Except as discussed above, the Company does not have any off-balance sheet arrangements.
13.	Leases

On January 1, 2019, the Company adopted Accounting Standard Update ("ASU") No. 2016-02, "Leases" (Topic 842) which requires that entities record lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The Company implemented the new standard using the transition method that provided for adoption on the adoption date and recognizing a cumulative-effect adjustment to retained earnings, if any, upon adoption. Therefore, the consolidated financial statements for the year ended December 31, 2020 and 2019 are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with the Company's historical accounting policy. Refer to Note 1 - Summary of Business Organization, Operations and Significant Accounting Policies - Recent Accounting Pronouncements for further information.

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

Lease related assets and liabilities are recorded on the balance sheet as follows (in thousands):

	Classification on the Balance Sheet	December 31, 2020
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$124,727
Finance lease assets	Property and Equipment, Net	3,914
Total lease assets		$128,641

Liabilities
Current
Operating	Operating lease liabilities, current portion	$29,080
Finance [1]	Current portion of finance liabilities, long-term debt and non-recourse debt	2,041
Noncurrent
Operating	Operating Lease Liabilities	101,375
Finance [1]	Finance Lease Liabilities	2,988
Total lease liabilities		$135,484

[1] Also refer to Note 12 - Debt.

Certain information related to the lease costs for finance and operating leases is presented as follows (in thousands):

Year Ended December 31, 2020
Operating lease cost	$39,506
Finance lease cost:
Amortization of right-of-use assets	1,225
Interest on lease liabilities	352
Total finance lease cost	1,577
Short-term lease cost	3,293
Total lease cost	$44,376
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$38,847
Operating cash flows for finance leases	$276
Financing activities for finance leases	$1,918
Right-of-use assets obtained in exchange for new operating lease liabilities	$23,940
Right-of-use assets obtained in exchange for new finance lease liabilities	$2,260
Weighted average remaining lease term:
Operating leases	6.8 years
Finance leases	2.9 years
Weighted average discount rate:
Operating leases	4.65%
Finance leases	6.47%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities and finance lease liabilities recorded on the balance sheet as of December 31, 2020 (in thousands).

	Operating Leases	Finance Leases
2021	$36,219	$2,433
2022	27,388	1,729
2023	22,588	497
2024	19,235	497
2025	11,130	274
Thereafter	37,287	—
Total minimum lease payments	153,847	5,430
Less: amount of lease payment representing interest	(23,392)	(401)
Present value of future minimum lease payments	130,455	5,029
Less: current obligations under leases	(29,080)	(2,041)
Long-term lease obligations	$101,375	$2,988

14.	Benefit Plans

The Company’s employees participate in an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code that covers substantially all U.S. based salaried employees. Employees may contribute a percentage of eligible compensation to the plan, subject to certain limits under the Internal Revenue Code. For the years ended December 31, 2020, 2019 and 2018, the Company provided matching contributions of $8.3 million, $5.3 million and $5.9 million, respectively.

The Company has two non-contributory defined benefit pension plans covering certain of the Company’s executives. Retirement benefits are based on years of service, employees’ average compensation for the last five years prior to retirement and social security benefits. Currently, the plans are not funded. The Company purchased and is the beneficiary of life insurance policies for certain participants enrolled in the plans. There were no significant transactions between the employer or related parties and the plans during 2020, 2019 or 2018.

The Company has a non-qualified deferred compensation agreement with its Chief Executive Officer (“CEO”). The agreement provides for a lump sum payment upon retirement, no sooner than age 55. As of December 31, 2020, the CEO had reached age 55 and was eligible to receive the payment upon retirement. If the Company’s CEO had retired as of December 31, 2020, the Company would have had to pay him approximately $8.9 million in shares of the Company’s common stock (determined as of February 26, 2020) plus additional shares credited for dividends declared and paid on the shares of the Company’s common stock as further discussed below.

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

The long-term portion of the pension liability related to the defined benefit plans and the deferred compensation agreement with the CEO as of December 31, 2020 and 2019 was $33.2 million and $37.2 million, respectively, and is included in Other Non-Current liabilities in the accompanying consolidated balance sheets.

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

	December 31, 2020	December 31, 2019
Accumulated Benefit Obligation, End of Year	$25,229	$30,139

Change in Projected Benefit Obligation
Projected Benefit Obligation, Beginning of Year	$37,551	$32,474
Service Cost	1,254	998
Interest Cost	1,306	1,393
Other reclassification [1]	(8,925)	—
Actuarial (Gain) Loss	3,180	3,449
Benefits Paid	(836)	(763)
Projected Benefit Obligation, End of Year	$33,530	$37,551
Change in Plan Assets
Plan Assets at Fair Value, Beginning of Year	$—	$—
Company Contributions	836	763
Benefits Paid	(836)	(763)
Plan Assets at Fair Value, End of Year	$—	$—
Unfunded Status of the Plan	$(33,530)	$(37,551)
Amounts Recognized in Accumulated Other Comprehensive Income
Net Loss	10,925	8,285
Total Pension Cost	$10,925	$8,285

	2020	2019
Components of Net Periodic Benefit Cost
Service Cost	$1,254	$998
Interest Cost	1,306	1,393
Amortization of:
Net Loss	540	210
Net Periodic Pension Cost	$3,100	$2,601
Weighted Average Assumptions for Expense
Discount Rate	2.80%	3.40%
Expected Return on Plan Assets	N/A	N/A
Rate of Compensation Increase	4.40%	4.40%

[1] Represents the reclassification of the fair value of the Grandfathered Payment under the amended and restated executive retirement agreement as discussed above.

The amount included in accumulated other comprehensive income as of December 31, 2020 that has not yet been recognized as a component of net periodic benefit cost is $10.9 million. The amount included in other accumulated comprehensive income as of December 31, 2020 that is expected to be recognized as a component of net periodic benefit cost in fiscal year 2021 is $0.8 million.

The benefit payments reflected in the table below represent the Company’s obligations to employees that are eligible for retirement or have already retired and are receiving deferred compensation benefits:

Fiscal Year	Pension Benefits
(In thousands)
2021	$921
2022	913
2023	904
2024	994
2025	1,062
Thereafter	28,736
$33,530

The Company also maintains The GEO Group Inc. Deferred Compensation Plan (“Deferred Compensation Plan”), a non-qualified deferred compensation plan for employees who are ineligible to participate in its qualified 401(k) plan. Eligible employees may defer a fixed percentage of their salary and the Company matches employee contributions up to a certain amount based on the employee’s years of service. Payments will be made at retirement age of 65, at termination of employment or earlier depending on the employees’ elections. The Company established a rabbi trust; the purpose of which is to segregate the assets of the Deferred Compensation Plan from the Company’s cash balances. The funds in the rabbi trust are included in Restricted Cash and Investments in the accompanying Consolidated Balance Sheets. These funds are not available to the Company for any purpose other than to fund the Deferred Compensation Plan; however, these funds may be available to the Company’s creditors in the event the Company becomes insolvent. The rabbi trust had a balance of approximately $35.7 million at December 31, 2020. All employee and employer contributions relative to the Deferred Compensation Plan are made directly to the rabbi trust. The Company recognized expense related to its contributions of $0.1 million for each of the years ended December 31, 2020, 2019 and 2018. The total liability for this plan at December 31, 2020 and 2019 was approximately $36.9 million and $29.5 million, respectively, and is included in Other Non-Current Liabilities in the accompanying Consolidated Balance Sheets. The current portion of the liability was $2.0 million and $1.5 million as of December 31, 2020 and 2019, respectively.

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

Fiscal Year	2020	2019	2018
Revenues:
U.S. Secure Services	$1,571,216	$1,601,679	$1,492,973
GEO Care	551,342	614,249	580,313
International Services	211,621	232,016	253,874
Facility Construction and Design [1] [2]	15,919	29,978	4,226
Total revenues	$2,350,098	$2,477,922	$2,331,386
Capital Expenditures:
U.S. Secure Services	$58,410	$69,074	$163,208
GEO Care	44,913	45,000	30,136
International Services	1,142	1,468	2,322
Total capital expenditures [1]	$104,465	$115,542	$195,666
Depreciation and amortization:
U.S. Secure Services	$80,702	$78,974	$76,801
GEO Care	51,832	49,781	47,546
International Services	2,146	2,070	2,087
Total depreciation and amortization [1]	$134,680	$130,825	$126,434
Operating Income:
U.S. Secure Services	$298,952	$322,506	$297,453
GEO Care	97,330	147,036	138,911
International Services	19,610	16,723	12,816
Facility Construction & Design [1] [2]	54	74	—
Operating income from segments	$415,946	$486,339	$449,180
General and Administrative Expenses	(193,372)	(185,926)	(184,515)
Total operating income	$222,574	$300,413	$264,665

[1] There were no capital expenditures or depreciation and amortization associated with the Facility Construction & Design segment in 2020,

2019 or 2018.

[2] During 2020, 2019 and 2018, the Company had facility construction & design revenues related to an expansion project at its Fulham              Correctional Centre in Australia which was substantially completed in the third quarter of 2020.

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates, in each case, during the years ended December 31, 2020, 2019 and 2018, respectively.

Fiscal Year Ended	2020	2019	2018
	(In thousands)
Operating income from segments	$415,946	$486,339	$449,180
Unallocated amounts:
General and administrative expense	(193,372)	(185,926)	(184,515)
Net interest expense	(103,765)	(122,090)	(115,348)
Gain (loss) on extinguishment of debt	5,319	(4,795)	—
Income before income taxes and equity in earnings of affiliates	$124,128	$173,528	$149,317

	2020	2019	2018
	(In thousands)
Segment assets:
U.S. Secure Services	$2,529,375	$2,618,629	$2,590,722
GEO Care	1,058,505	1,112,880	1,063,484
International Services	85,110	82,097	84,911
Facility Construction & Design	402,930	371,846	383,713
Total segment assets	$4,075,920	$4,185,452	$4,122,830

Asset Reconciliation

The following is a reconciliation of the Company’s reportable segment assets to the Company’s total assets as of December 31, 2020 and 2019, respectively.

	2020	2019
	(In thousands)
Reportable segment assets	$4,075,920	$4,185,452
Cash	283,524	32,463
Deferred income tax assets	36,604	36,278
Restricted cash and investments, current and non-current	64,078	63,341
Total assets	$4,460,126	$4,317,534

Geographic Information

During each of the years ended December 31, 2020, 2019 and 2018, the Company’s international operations were conducted through (i) the Company’s wholly owned Australian subsidiary, The GEO Group Australia Pty. Ltd., through which the Company has management contracts for four correctional facilities, (ii) the Company's wholly owned subsidiaries, GEO Ravenhall Finance Holdings Pty. Ltd. and GEO Ravenhall Holdings Pty. Ltd. which, together, had a design and construction contract for a facility in Ravenhall, Australia which was completed in November 2017, (iii) the Company’s wholly-owned subsidiary in South Africa, SACM, through which the Company manages one correctional facility, and (iv) the Company’s wholly-owned subsidiary in the United Kingdom, The GEO Group UK Ltd., through which the Company manages the Dungavel House Immigration Removal Centre.

Fiscal Year	2020	2019	2018
	(In thousands)
Revenues:
U.S. operations	$2,123,045	$2,216,401	$2,073,286
Australia operations	201,932	235,462	231,164
South African operations	17,044	18,779	19,806
United Kingdom operations	8,077	7,280	7,130
Total revenues	$2,350,098	$2,477,922	$2,331,386
Property and Equipment, net:
U.S. operations	$2,109,070	$2,131,877	$2,145,197
Australia operations	12,908	12,215	13,006
South African operations	127	182	88
United Kingdom operations	90	448	319
Total Property and Equipment, net	$2,122,195	$2,144,722	$2,158,610

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

Fiscal Year	2020	2019	2018
	(In thousands)
Revenues:
Secure Services	$1,782,837	$1,833,695	$1,746,847
GEO Care	551,342	614,249	580,313
Facility Construction and Design	15,919	29,978	4,226
Total revenues	$2,350,098	$2,477,922	$2,331,386

Equity in Earnings of Affiliates

Equity in earnings of affiliates for 2020, 2019 and 2018 includes the operating results of the Company’s joint ventures in SACS and GEOAmey. These joint ventures are accounted for under the equity method and the Company’s investments in SACS and GEOAmey are presented as a component of other non-current assets in the accompanying Consolidated Balance Sheets.

The Company has recorded $3.7 million, $5.0 million and $7.4 million in earnings, net of tax impact, for SACS operations during the years ended December 31, 2020, 2019 and 2018, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying Consolidated Statements of Operations. As of December 31, 2020 and 2019, the Company’s investment in SACS was $11.1 million and $12.3 million, respectively. The investment is included in other non-current assets in the accompanying Consolidated Balance Sheets. The Company received dividend distributions of $5.9 million and $6.3 million, in 2020 and 2019, respectively, from this unconsolidated joint venture.

The Company has recorded $5.5 million, $4.6 million and $2.2 million in earnings, net of tax impact, for GEOAmey’s operations during the years ended December 31, 2020, 2019 and 2018, respectively, which are included in equity in earnings of affiliates, net of income tax provision, in the accompanying Consolidated Statements of Operations. As of December 31, 2020 and 2019, the Company’s investment in GEOAmey was $11.8 million and $5.7 million, respectively, and represents its share of cumulative reported earnings. The Company received dividend distributions of $4.0 million in 2020 and 2019, respectively, from this unconsolidated joint venture. There were no dividend distributions in 2020.

Business Concentration

Except for the major customer noted in the following table, no other single customer made up greater than 10% of the Company’s consolidated revenues for the following fiscal years:

Customer	2020	2019	2018
Various agencies of the U.S Federal Government:	56%	53%	50%

The concentrations above relate entirely to the Company's U.S. Secure Services segment.

Credit risk related to accounts receivable is reflective of the related revenues.

16.	Income Taxes

The United States and foreign components of income before income taxes and equity in earnings in affiliates are as follows:

	2020	2019	2018
	(In thousands)
Income before income taxes and equity in earnings in affiliates
United States	$96,428	$155,844	$131,261
Foreign	27,700	17,684	18,056
Income before income taxes and equity in earnings in affiliates	$124,128	$173,528	$149,317

The provision for income taxes consists of the following components:

	2020	2019	2018
	(In thousands)
Federal income taxes:
Current	$8,259	$13,018	$9,340
Deferred	(255)	(7,028)	(2,195)
	8,004	5,990	7,145
State income taxes:
Current	4,146	5,093	3,050
Deferred	47	(383)	(1,889)
	4,193	4,710	1,161
Foreign income taxes:
Current	(3,163)	(875)	497
Deferred	11,429	6,823	5,314
	8,266	5,948	5,811
Total U.S. and foreign provision for income taxes	$20,463	$16,648	$14,117

The U.S. Tax Cuts and Jobs Act ("Tax Act") enacted on December 22, 2017 introduced significant changes to the U.S. income tax law. Effective 2018, the Tax Act reduced the U.S. statutory corporate tax rate from 35% to 21%.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in its financial statements for the year ended December 31, 2017. As the Company collected and prepared necessary data, and interpreted any additional guidance issued by the U.S. Treasury Department, the IRS or other standard-setting bodies, it made adjustments over the course of the year to the provisional amounts, including refinements to deferred taxes. The accounting for the tax effects of the enactment of the Tax Act was completed as of December 31, 2018.

Any legislative changes, as well as any other new or proposed Treasury regulations to address questions that arise because of the Tax Act, may result in additional income tax impacts. There are no significant impacts to income tax for the year ended December 31, 2018, 2019 and 2020.

A reconciliation of the statutory U.S. federal tax rate of 21% and the effective income tax rate is as follows:

	2020	2019	2018
	(In thousands)
Provisions using statutory federal income tax rate	$26,067	$36,476	$31,340
State income taxes, net of federal tax benefit	3,099	2,421	1,915
REIT benefit	(12,271)	(22,395)	(19,992)
Change in valuation allowance	(1,775)	1,456	(1,245)
Federal tax credits	(2,015)	(2,118)	(1,904)
Tax Cut and Jobs Act impact	—	—	(301)
Foreign income taxes	1,373	1,934	1,479
Tax impact of vested equity compensation	3,628	185	949
Other, net	2,357	(1,311)	1,876
Total provision for income taxes	$20,463	$16,648	$14,117

The Company's effective tax rate differs from the U.S. statutory rate of 21% primarily due to a zero tax rate on earnings generated by the Company's REIT operations. State income taxes, net of federal tax benefits of $3.1 million, $2.4 million and $1.9 million for 2020, 2019 and 2018, respectively, is presented exclusive of the related change in valuation allowance of state income tax deferred items. Net of the related change in valuation allowances the state income taxes, net of federal tax benefits is $2.1 million, $4.1 million and $1.3 million for 2020, 2019 and 2018, respectively.

The following table presents the breakdown between non-current net deferred tax assets as classified on the balance sheets as of December 31, 2020 and 2019:

	2020	2019
	(In thousands)
Deferred tax assets - non-current	$36,604	$36,278
Deferred tax liabilities - non-current	(30,726)	(19,254)
Total net deferred tax assets	$5,878	$17,024

The significant components of the Company's deferred tax assets and liabilities consisted of the following as of December 31, 2020 and 2019:

	2020	2019
Deferred tax assets:	(In thousands)
Net operating losses	$25,260	$32,394
Accrued liabilities	30,605	24,452
Deferred compensation	18,906	15,052
Accrued compensation	7,888	7,239
Deferred revenue	15,210	13,219
Tax credits	3,834	5,223
Equity awards	3,402	4,894
Depreciation	3,069	15,424
Operating lease liability	14,889	13,140
Other, net	777	1,817
Valuation allowance	(21,012)	(22,786)
Total deferred tax assets	$102,828	$110,068
Deferred tax liabilities:
Intangible assets	$(21,885)	$(24,097)
Capitalized transaction costs	(16,165)	(16,797)
Accounting method change	(4,667)	(7,019)
Prepaid expenses and other	(39,925)	(32,493)
Lease right-of-use assets	(14,308)	(12,638)
Total deferred tax liabilities	$(96,950)	$(93,044)

Total net deferred tax assets	$5,878	$17,024

Deferred income taxes should be reduced by a valuation allowance if it is not more likely than not that some portion or all of the deferred tax assets will be realized. On a periodic basis, management evaluates and determines the amount of the valuation allowance required and adjusts such valuation allowance accordingly. At year end 2020 and 2019, the Company has a valuation allowance of $21.0 million and $22.8 million, respectively related to deferred tax assets for foreign net operating losses, state net operating losses and state tax credits. The valuation allowance decreased by $1.8 million during the year ended December 31, 2020.

The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are permanently invested outside the United States. At December 31, 2020, $8.9 million of accumulated undistributed earnings of non-U.S. subsidiaries were permanently invested outside the United States. At the existing U.S. federal income and applicable foreign withholding tax rates, additional taxes (net of foreign tax credits) of $0.4 million, consisting solely of withholding taxes, would have to be provided if such earnings were remitted currently.

As of the year ended December 31, 2020, the Company had $38.2 million of Federal net operating loss carryforwards which begin to expire in 2032 and $207.3 million of combined net operating loss carryforwards in various states which will begin to expire in 2020. The Federal net operating losses are at the Company's REIT which is not subject to tax. The Company has recorded a partial valuation allowance against the deferred tax assets related to the state operating losses.

Also, as of the year ended December 31, 2020, the Company had $26.7 million of foreign operating losses which carry forward indefinitely and $3.6 million of state tax credits which will begin to expire in 2021. The Company has recorded a partial valuation allowance against the deferred tax assets related to the foreign operating losses and state tax credits.

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. The exercise of non-qualified stock options and vesting of restricted stock awards which have been granted under the Company’s equity award plans give rise to compensation income which is includable in the taxable income of the applicable employees and the majority of which is deductible by the Company for federal and state income tax purposes. In the case of non-qualified stock options, the compensation income results from increases in the fair market value of the Company's common stock subsequent to the date of grant. At December 31, 2020, the deferred tax asset net of a valuation allowance related to unexercised stock options and restricted stock grants for which the Company has recorded a book expense was $3.4 million.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2020	2019	2018
	(In thousands)
Balance at Beginning of Period	$5,469	$4,584	$4,461
Additions based on tax positions related to the current year	44	—	—
Additions for tax positions of prior years	166	994	298
Additions from current year acquisitions	—	—	—
Reductions for tax positions of prior years	—	—	—
Reductions as a result of a lapse of applicable statutes of limitations	(56)	(109)	(175)
Balance at End of Period	$5,623	$5,469	$4,584

All amounts in the reconciliation are reported on a gross basis and do not reflect a federal tax benefit on state income taxes. The Company has accrued $5.5 million of accrued uncertain tax benefits as of December 31, 2020 which is inclusive of the federal tax benefit on state income taxes. The Company believes that it is reasonably possible that a decrease may be necessary in the unrecognized tax benefits within twelve months of the reporting date of approximately $0.9 million, related to state tax exposures, due to a lapse of the statute of limitation. The accrued uncertain tax balance at December 31, 2020 includes $5.5 million of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2016. The Company was under audit by the IRS for the 2013 tax year, its first REIT year and was issued a no change letter at audit conclusion. One of our foreign subsidiaries satisfactorily completed a streamlined tax assurance review in a foreign jurisdiction for tax years 2015 to 2018. In late 2020, the Company was contacted by the IRS to conduct an examination of 2017. Subsequent to year-end, the IRS audit team notified the Company that the examination has been changed to a survey.

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

During the years ended December 31, 2020 and 2019, the Company did not recognize any interest and penalties. The Company classifies interest and penalties as interest expense and other expense, respectively.
17.	Commitments and Contingencies

Collective Bargaining Agreements

The Company had approximately 36% of its workforce covered by collective bargaining agreements at December 31, 2020. Collective bargaining agreements with 16% of employees are set to expire in less than one year.

Contract Awards

On March 24, 2020, GEO announced that its wholly owned subsidiary, BI Incorporated, has signed a contract with U.S. Immigration and Customs Enforcement (“ICE”) for the continued provision of case management and supervision services under the federal government’s Intensive Supervision and Appearance Program (“ISAP”). The contract has a term of five years, effective April 1, 2020. Subsequently, a competitor filed a protest challenging the award of the contact. On July 8, 2020, the Government Accountability Office denied the protest and upheld the contract award.

GEO was also successful in our rebid of the continued operation of its company-owned 1,904 -bed South Texas ICE Processing Center contract. The contract is effective August 6, 2020 and has a ten-year term, inclusive of renewal options.

Contract Expirations

On June 19, 2020, GEO was notified by the Federal Bureau of Prisons (the "BOP") that the BOP will not be resoliciting the 1,900 beds at GEO's company-owned D Ray James Correctional Facility in Folkston, Georgia upon the expiration of the facility management contract between GEO and the BOP. The facility management contract was entered into in October 2010 with a base period of four years and with three renewal options for a two-year period. The third renewal period concluded on September 30, 2020. During the third quarter of 2020, GEO entered into a four-month extension of this contract which expired on January 31, 2021.

On November 23, 2020, GEO announced that the BOP has decided to not rebid the contract for the company-owned, 1,450-bed Rivers Correctional Facility in North Carolina, which is set to expire on March 31, 2021.

On January 20, 2021, GEO announced that the BOP has decided to not exercise the contract renewal option for the company-owned, 1,878-bed Moshannon Valley Correctional Facility in Pennsylvania, when the contract base period expires on March 31, 2021.

Commitments

As of December 31, 2020, the Company had contractual commitments for a number of projects using existing Company financing facilities. The Company’s management estimates that these existing capital projects will cost approximately $54.5 million, of which $35.0 million was spent through 2020. The Company estimates the remaining capital requirements related to these capital projects to be approximately $19.5 million. These projects are expected to be completed through 2021.

In addition to these current estimated capital requirements, the Company is currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that the Company wins bids for these projects and decides to self-finance their construction, its capital requirements could materially increase.

Litigation, Claims and Assessments

On July 7, 2020, a purported shareholder class action lawsuit was filed against the Company, its Chief Executive Officer, George C. Zoley (“Mr. Zoley”), and its Chief Financial Officer, Brian R. Evans (“Mr. Evans”), in the United States District Court for the Southern District of Florida.  On October 1, 2020, the Court entered an unopposed order appointing lead plaintiffs, approving the selection of counsel, dismissing the initial complaint, and setting a deadline for the filing of an amended complaint.  On November 18, 2020, the lead plaintiffs filed a consolidated class action amended complaint.  The amended complaint alleges that the Company and Messrs. Zoley and Evans––as well as J.

David Donahue (“Mr. Donahue”), the Company’s former Senior Vice President and President of the GEO Secure Services division, and Ann M. Schlarb (“Ms. Schlarb”), the Company’s Senior Vice President of the GEO Care division––made materially false and misleading statements and/or omissions related to GEO’s business––including quality of operations, corporate social responsibility, competitive strengths, business strategies, health and safety, sources of financing, dividend expectations, and COVID-19 procedures.  The amended complaint is brought by lead plaintiffs James Michael DeLoach and Edward Oketola, individually and on behalf of a class consisting of all persons and entities––other than the defendants, the officers and directors of the Company, members of their immediate families and their legal representatives, heirs, successors or assigns and any entity in which the defendants have or had a controlling interest––who purchased or otherwise acquired the Company’s securities during the alleged class period from November 7, 2018 to August 5, 2020, inclusive.  The amended complaint alleges that the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and alleges that Messrs. Zoley, Evans, and Donahue and Ms. Schlarb violated Section 20(a) of the Exchange Act. The amended complaint seeks damages, interest, attorneys’ fees, expert fees, other costs, and such other relief as the court may deem proper.  On December 18, 2020, the defendants filed a motion to dismiss the amended complaint.  Lead plaintiffs filed their opposition to the motion to dismiss on January 19, 2021, and defendants’ reply was filed on February 2, 2021.  The motion to dismiss is now fully briefed.

As previously reported and described in the Company's prior periodic reports, including most recently in its Form 10-Q for the quarter ended September 30, 2020, former civil immigration detainees at the Aurora Immigration Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the United States District Court for the District of Colorado (the “Court”). The complaint alleges that the Company was in violation of the Colorado Minimum Wages of Workers Act and the Federal Trafficking Victims Protection Act ("TVPA"). The plaintiff class claims that the Company was unjustly enriched because of the level of payment the detainees received for work performed at the facility, even though the voluntary work program as well as the wage rates and standards associated with the program that are at issue in the case are authorized by the Federal government under guidelines approved by the United States Congress. On July 6, 2015, the Court found that detainees were not employees under the Colorado Minimum Wage Order and dismissed this claim. In February 2017, the Court granted the plaintiff-class’ motion for class certification on the TVPA and unjust enrichment claims. The plaintiff class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the Court may deem proper. In the time since the Colorado suit was initially filed, three similar lawsuits have been filed - two in Washington and one in California. In Washington, one of the two lawsuits was filed on September 9, 2017 by immigration detainees against the Company in the U.S. District Court for the Western District of Washington.  The second lawsuit was filed on September 20, 2017 by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. In California, a class-action lawsuit was filed on December 19, 2017 by immigration detainees against the Company in the U.S. District Court Eastern Division of the Central District of California. All three lawsuits allege violations of the respective state’s minimum wage laws. However, the California lawsuit, like the Colorado suit, also includes claims that the Company violated the TVPA and California's equivalent state statute. The Court certified a nationwide class which would allow the plaintiffs to primarily seek injunctive relief or policy changes at a number of facilities if they are successful on the merits of their claims. On July 2, 2019, the Company filed a Motion for Summary Judgment in the Washington Attorney General’s Tacoma lawsuit based on the Company’s position that its legal defenses prevent the case from proceeding to trial. The federal court in Washington denied the Company's Motion for Summary Judgment on August 6, 2019. However, on August 20, 2019, the Department of Justice filed a Statement of Interest, which asked the Washington court to revisit its prior denial of the Company's intergovernmental immunity defense in the case. While the Washington court ultimately elected not to dismiss the case at the time, its order importantly declared that the Company's intergovernmental immunity defense was legally viable, to be ultimately determined at trial. On July 20, 2020, the trial court for the two Washington cases alerted the Company that the litigation continued to be on “standby” due to the COVID-19 pandemic, “which is still ‘raging and explosive’” in the jurisdiction. As a result, a probable trial date is unknown. The Company intends to take all necessary steps to vigorously defend itself and has consistently refuted the allegations and claims in these lawsuits. The Company has not recorded an accrual relating to these matters at this time, as a loss is not considered probable nor reasonably estimable at this stage of the lawsuits.

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

On December 30, 2019, GEO filed a lawsuit for declaratory and injunctive relief challenging California’s newly enacted law - Assembly Bill 32 (AB-32) - which bars the federal government from engaging GEO or any other government contractors to provide detention services for illegal immigrants. GEO’s claims, as described in the lawsuit, are grounded in authoritative legal doctrine that under the Constitution’s Supremacy Clause, the federal government is free from regulation by any state. By prohibiting federal detention facilities in California, the lawsuit argues AB-32 substantially interferes with the ability of U.S. Marshals Service (“USMS”) and ICE to carry out detention responsibilities for the federal government. Secondly, because AB-32 creates exceptions to the State of California when using GEO or any government contractors (to alleviate overcrowding), California’s statute unlawfully discriminates against the federal government. On December 31, 2019, GEO filed its motion for a preliminary injunction restraining California’s Governor and Attorney General from enforcing AB-32 against GEO’s detention facilities on behalf of USMS and ICE. On January 24, 2020, the United States filed a lawsuit challenging AB-32. The court heard both GEO and the United States’ motions for preliminary injunction on July 16, 2020.  The court ordered the parties to submit supplemental briefing and will render an opinion sometime after the filing deadline of August 18, 2020. On July 20, 2020 the court consolidated both lawsuits. On October 8, 2020, the court issued an order granting, in part, and denying in part, the Company and the Untied State’s motions and California’s motion to dismiss. Among other findings, the court (1) dismissed the Company’s intergovernmental immunity claims as well as the United States’ preemption claims as applied to ICE facilities; (2) found that the Company and the United States were likely to succeed on the preemption claims as applied to U.S. Marshals’ facilities and enjoined enforcing AB-32 against those facilities; and (3) refused to enjoin California from enforcing AB-32 against ICE contracts with the Company and the United States. The Company and the United States have appealed to the Ninth Circuit Court of Appeals.

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

Other Assessment

A state non-income tax audit completed in 2016 included tax periods for which the state tax authority had a number of years ago processed a substantial tax refund. At the completion of the audit fieldwork, the Company received a notice of audit findings disallowing deductions that were previously claimed by the Company, approved by the state tax authority and served as the basis for the approved refund claim. In early January 2017, the Company received a formal Notice of Assessment of Taxes and Demand for Payment from the taxing authority disallowing the deductions. The total tax, penalty and interest assessed is approximately $19.8 million. In December 2020, the Company received an unfavorable ruling, but all penalties were abated. The Company is in the process of appealing the ruling and intends to take all necessary steps to vigorously defend its position.  The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of outside counsel in connection with this matter.

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

CARES Act

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, allows employers to defer the deposit and payment of the employer's share of Social Security taxes. The deferral applies to deposits and payments of the employer’s share of Social Security tax that would otherwise be required to be made during the period beginning on March 27, 2020 and ending on December 31, 2020. The deferred amounts are due to be paid in two equal installments on December 31, 2021 and December 31, 2022. As a result of the CARES Act, the Company has deferred the payment of approximately $42 million related to these payroll taxes as of December 31, 2020, half of which is included in Accrued Payroll and Related Taxes and half which is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.
18.	Selected Quarterly Financial Data (Unaudited)

The Company’s selected quarterly financial data is as follows (in thousands, except per share data attributable to GEO):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter [1]
2020
Revenues	$605,017	$587,829	$579,136	$578,116
Operating income	56,586	63,513	64,462	38,013
Net Income	25,121	36,654	39,172	11,884
Net Income Attributable to The GEO Group, Inc.	25,181	36,720	39,220	11,911
Basic earnings per share:
Net income per share	$0.21	$0.31	$0.33	$0.09
Diluted earnings per share:
Net income per share *	$0.21	$0.31	$0.33	$0.09

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Revenues	$610,667	$613,966	$631,579	$621,710
Operating income	74,777	81,175	78,159	66,302
Net Income	40,649	41,836	45,885	38,042
Net Income Attributable to The GEO Group, Inc.	40,705	41,914	45,932	38,052
Basic earnings per share:
Net income per share	$0.34	$0.35	$0.39	$0.32
Diluted earnings per share:
Net income per share *	$0.34	$0.35	$0.39	$0.32

[1] Decrease primarily due to goodwill impairment charges taken in the fourth quarter of 2020.  Refer to Note 1 – Summary of Business Organization, Operations and Significant Accounting Policies – Goodwill and Other Intangible Assets.

* Earnings per share table may contain slight summation differences due to rounding.

19.  Subsequent Events

Dividend

On January 15, 2021, the Board of Directors decided to reduce the quarterly cash dividend and declared a quarterly cash dividend of $0.25 per share of common stock, which was paid on February 1, 2021 to shareholders of record as of the close of business on January 25, 2021.

Options and Restricted Stock Awards

On February 10, 2021, the Compensation Committee of the Board of Directors resolved to grant approximately 482,000 options and 1,171,000 shares of restricted stock to certain employees and directors of the Company effective March 1, 2021. Of the total shares of restricted stock granted, 644,000 are performance-based awards which vest subject to the achievement of certain total shareholder return and return on capital employed metrics over a three-year period.

Talbot Hall

In January 2021, GEO completed the sale of its interest in the Talbot Hall reentry center in New Jersey, resulting in net proceeds to GEO of approximately $13 million.

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

Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

See “Item 8. — Financial Statements and Supplementary Data — Management’s Annual Report on Internal Control Over Financial Reporting” for management’s report on the effectiveness of our internal control over financial reporting as of December 31, 2020.

(b) Attestation Report of the Registered Public Accounting Firm

See “Item 8. — Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm” for the report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting as of December 31, 2020.

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

We have adopted a code of business conduct and ethics applicable to all of our directors, officers, employees, agents and representatives, including our consultants. The code strives to deter wrongdoing and promote honest and ethical conduct, the avoidance of conflicts of interest, full, fair, accurate, timely and transparent disclosure, compliance with the applicable government and self-regulatory organization laws, rules and regulations, prompt internal reporting of violations of the code, and accountability for compliance with the code. In addition, we have adopted a code of ethics for the CEO, our senior financial officers and all other employees. The codes can be found on our website at http://www.geogroup.com by clicking on the link “About Us” on our homepage and then clicking on the link “Corporate Governance.” In addition, the codes are available in print to any shareholder who request them by contacting our Vice President of Corporate Relations at 561-999-7306. In the event that we amend or waive any of the provisions of the code of business conduct and ethics and the code of ethics for the CEO, our senior financial officers and employees that relate to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on our Investor Relations website. The other information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2021 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the year covered by this report.

ITEM 11.	Executive Compensation

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2021 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2021 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2021 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2021 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements.

The consolidated financial statements of GEO are filed under Item 8 of Part II of this report.

(2) Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts — Page 146

Schedule III — Real Estate and Accumulated Depreciation — Page 147

All other schedules specified in the accounting regulations of the Securities and Exchange Commission have been omitted because they are either inapplicable or not required.

(3) Exhibits Required by Item 601 of Regulation S-K. The following exhibits are filed as part of this Annual Report:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 30, 2014).	https://www.sec.gov/Archives/edgar/data/923796/000119312514254491/d750635dex31.htm

3.2	Articles of Merger, effective as of June 27, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 30, 2014).	https://www.sec.gov/Archives/edgar/data/923796/000119312514254491/d750635dex32.htm

3.3

Articles of Amendment to the Amended and Restated Articles of Incorporation of The GEO Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 26, 2017).

https://www.sec.gov/Archives/edgar/data/923796/000119312517137344/d384798dex31.htm

3.4	Second Amended and Restated Bylaws of The GEO Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 17, 2017).	https://www.sec.gov/Archives/edgar/data/923796/000119312517126104/d377930dex31.htm

3.5	Amendment to Second Amended and Restated Bylaws Adopted on July 6, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 11, 2018).	https://www.sec.gov/Archives/edgar/data/923796/000119312518216156/d458165dex31.htm

3.6	Amendment to Second Amended and Restated Bylaws Adopted on September 10, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 13, 2018).	https://www.sec.gov/Archives/edgar/data/923796/000119312518272904/d624393dex31.htm

3.7	Amendment to Second Amended and Restated Bylaws Adopted on November 29, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 30, 2018).	https://www.sec.gov/Archives/edgar/data/923796/000119312518339841/d665620dex31.htm

3.8

Amendment to the Second Amended and Restated Bylaws of The GEO Group, Inc., effective October 9, 2019 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on October 16, 2019).

https://www.sec.gov/Archives/edgar/data/923796/000119312519268526/d818688dex31.htm

3.9

Amendment to the Second Amended and Restated Bylaws of The GEO Group, Inc., effective July 9, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 14, 2020).

https://www.sec.gov/Archives/edgar/data/0000923796/000119312520192646/d47927d8k.htm

4.1

Indenture, dated as of March 19, 2013, by and among the Company, the Guarantors party thereto, and Wells Fargo Bank, National Association as Trustee relating to the 5.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current report on Form 8-K, filed on March 25, 2013).

https://www.sec.gov/Archives/edgar/data/923796/000119312513124536/d509256dex41.htm

4.2	Form of 5.125% Senior Note due 2023 (included in Exhibit 4.1).	https://www.sec.gov/Archives/edgar/data/923796/000119312513124536/d509256dex41.htm

4.3

Indenture, dated as of October 3, 2013, by and among the Company, the Guarantors party thereto, and Wells Fargo Bank, National Association as Trustee relating to the 5 7/8% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 9, 2013).

https://www.sec.gov/Archives/edgar/data/923796/000119312513395357/d610381dex41.htm

4.4	Form of 5 7/8% Senior Note due 2022 (included in Exhibit 4.3).	https://www.sec.gov/Archives/edgar/data/923796/000119312513395357/d610381dex41.htm

4.5

Supplemental Indenture dated as of June 27, 2014, to Indenture dated as of March 19, 2013, with respect to the Predecessor Registrant’s 5.125% Senior Notes, between the Company and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on June 30, 2014).

https://www.sec.gov/Archives/edgar/data/923796/000119312514254491/d750635dex44.htm

4.6

Supplemental Indenture dated as of June 27, 2014, to Indenture dated as of October 3, 2013, with respect to the Predecessor Registrant’s 5 7/8% Senior Notes, between the Company and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on June 30, 2014).

https://www.sec.gov/Archives/edgar/data/923796/000119312514254491/d750635dex45.htm

4.7

Indenture, dated as of September 25, 2014, by and between GEO and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 1, 2014).

https://www.sec.gov/Archives/edgar/data/923796/000119312514360857/d795633dex41.htm

4.8

First Supplemental Indenture, dated as of September 25, 2014, by and among GEO, certain subsidiary guarantors and Wells Fargo Bank, National Association, as Trustee with respect to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on October 1, 2014).

https://www.sec.gov/Archives/edgar/data/923796/000119312514360857/d795633dex42.htm

4.9	Form of 5.875% Senior Note due 2024 (included in Exhibit 4.8).	https://www.sec.gov/Archives/edgar/data/923796/000119312514360857/d795633dex42.htm

4.10

Second Supplemental Indenture, dated as of April 18, 2016, by and among The GEO Group, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee with respect to the 6.00% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on April 18, 2016).

https://www.sec.gov/Archives/edgar/data/923796/000119312516545008/d172173dex41.htm

4.11	Form of 6.00% Senior Notes due 2026 (included in Exhibit 4.10).	https://www.sec.gov/Archives/edgar/data/923796/000119312516545008/d172173dex41.htm

4.12	Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-3ASR, filed on October 20, 2017).	https://www.sec.gov/Archives/edgar/data/914670/000119312517315521/d474071dex41.htm
R

4.13	Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-3ASR, filed on October 20, 2017).	https://www.sec.gov/Archives/edgar/data/914670/000119312517315521/d474071dex42.htm

4.14	Description of Registrant's Securities (incorporated by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-K, filed on February 26, 2020)	https://www.sec.gov/Archives/edgar/data/923796/000119312520049748/d841729dex414.htm

4,15	Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-3ASR, filed on October 30, 2020).	https://www.sec.gov/Archives/edgar/data/914670/000119312520282734/d12605dex41.htm

4.16	Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-3ASR, filed on October 30, 2020).	https://www.sec.gov/Archives/edgar/data/914670/000119312520282734/d12605dex42.htm

10.1

Form of Indemnification Agreement between the Company and its Officers and Directors (incorporated herein by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1, filed on May 24, 1994) (P)

10.2

The GEO Group, Inc. Senior Management Performance Award Plan, as Amended and Restated (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K, filed on February 26, 2019) †

https://www.sec.gov/Archives/edgar/data/923796/000119312519050054/d663410dex103.htm

10.3

Amended and Restated The GEO Group, Inc. Senior Officer Retirement Plan, effective December 31, 2008 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K January 7, 2009) †

https://www.sec.gov/Archives/edgar/data/923796/000095014409000110/g17230exv10w8.htm

10.4

Senior Officer Employment Agreement, dated August 3, 2009, by and between the Company and Brian Evans (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 3, 2009) †

https://www.sec.gov/Archives/edgar/data/923796/000095012309028997/g19984exv10w1.htm

10.5

Senior Officer Employment Agreement, dated February 1, 2016, by and between the Company and J. David Donahue (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K, filed on February 25, 2019) †

https://www.sec.gov/Archives/edgar/data/923796/000119312519050054/d663410dex107.htm

10.6

First Amendment to Senior Officer Employment Agreement, effective March 1, 2011, by and between the Company and Brian R. Evans (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed on March 2, 2011) †

https://www.sec.gov/Archives/edgar/data/923796/000095012311020922/g25405exv10w28.htm

10.7

Amended and Restated The GEO Group, Inc. Executive Retirement Plan (effective January 1, 2008) (incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-K, filed on March 1, 2012) †

https://www.sec.gov/Archives/edgar/data/923796/000119312512090269/d259590dex1036.htm

10.8	Amendment to The GEO Group, Inc. Executive Retirement Plan (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K, filed on March 1, 2012) †	https://www.sec.gov/Archives/edgar/data/923796/000119312512090269/d259590dex1037.htm

10.9

The GEO Group, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed on March 1, 2012) †

https://www.sec.gov/Archives/edgar/data/923796/000119312512090269/d259590dex1038.htm

10.10	Amendment to The GEO Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed on March 1, 2012) †	https://www.sec.gov/Archives/edgar/data/9237 96/000119312512090269/d259590dex1039.htm

10.11	Amendment to The GEO Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed on March 1, 2012) †	https://www.sec.gov/Archives/edgar/data/923796/000119312512090269/d259590dex1040.htm

10.12	The GEO Group, Inc. 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-8, filed on May 4, 2012 (File No. 333-181175)) †	https://www.sec.gov/Archives/edgar/data/923796/000119312512212236/d347267dex1041.htm

10.13

Third Amended and Restated Executive Employment Agreement, dated August 22, 2012, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K, filed on August 28, 2012) †

https://www.sec.gov/Archives/edgar/data/923796/000119312512372017/d403128dex1042.htm

10.14

Amended and Restated Executive Retirement Agreement, dated August 22, 2012, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K, filed on August 28, 2012) †

https://www.sec.gov/Archives/edgar/data/923796/000119312512372017/d403128dex1043.htm

10.15

First Amendment to Third Amended and Restated Executive Employment Agreement, dated April 29, 2013, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 30, 2013) †.

https://www.sec.gov/Archives/edgar/data/923796/000119312513183222/d531349dex101.htm

10.16

Second Amendment to Third Amended and Restated Executive Employment Agreement, dated May 29, 2013, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 4, 2013) †.

https://www.sec.gov/Archives/edgar/data/923796/000119312513246954/d549744dex101.htm

10.17	The GEO Group, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 5, 2014). †	https://www.sec.gov/Archives/edgar/data/923796/000119312514182656/d721126dex101.htm

10.18

Letter of Offer, dated August 18, 2016, between The GEO Group, Inc. and HSBC Bank Australia Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 24, 2016).

https://www.sec.gov/Archives/edgar/data/923796/000119312516690048/d247455dex101.htm

10.19

Third Amended and Restated Credit Agreement, dated as of March 23, 2017, among The GEO Group, Inc., GEO Corrections Holdings, Inc., as the Borrowers, the Australian Borrowers party thereto, the Lenders party thereto and BNP Paribas, as administrative agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 29, 2017. Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)

https://www.sec.gov/Archives/edgar/data/923796/000119312517101954/d316743dex101.htm

10.20	The GEO Group, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2018).	https://www.sec.gov/Archives/edgar/data/923796/000119312518143556/d570847dex101.htm

10.21

Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of April 30, 2018, by and among The GEO Group, Inc., GEO Corrections Holdings, Inc., BNP Paribas, as administrative agent for the lenders, the refinancing lenders party thereto and each other lender party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2018).

https://www.sec.gov/Archives/edgar/data/923796/000119312518152758/d564439dex101.htm

10.22

Consultant Agreement, effective January 1, 2019, by and between the Company and John Bulfin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2018).

https://www.sec.gov/Archives/edgar/data/923796/000119312518347861/d672276dex101.htm
10.23

Consultant Agreement effective July 12, 2020 by and between The GEO Group, Inc. and J. David Donahue (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2020.

https://www.sec.gov/Archives/edgar/data/0000923796/000156459020037855/geo-10q_20200630.htm

10.24

Senior Officer Employment Agreement, dated July 21, 2014, by and between the Company and Ann Schlarb (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on May 6, 2019) †

https://www.sec.gov/Archives/edgar/data/923796/000119312519138425/d651801dex101.htm

10.25

Senior Officer Employment Agreement dated January 1, 2014 by and between the Company and David Venturella (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020) †.

https://www.sec.gov/Archives/edgar/data/0000923796/000156459020021968/geo-10q_20200331.htm
10.26

Amended and Restated Executive Retirement Agreement, dated February 26, 2020, by and between the GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2020) †.

https://www.sec.gov/Archives/edgar/data/0000923796/000119312520056598/d872150d8k.htm
10.27

Amendment No. 2 to Third Amended and Restated Credit Agreement, dated June 12, 2019, by and among The GEO Group, Inc. and GEO Corrections Holdings, Inc., as the Borrowers, GEO Australasia Holdings PTY LTD, GEO Australasia Finance Holdings PTY LTD, as trustee of the GEO Australasia Finance Holding Trust, BNP Paribas, as administrative agent, and the lenders party thereto (portions of this exhibit have been omitted) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on August 2, 2019)

https://www.sec.gov/Archives/edgar/data/923796/000119312519212102/d759337dex101.htm

21.1	Subsidiaries of the Company*
22.1	List of Guarantor Subsidiaries *

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101*

The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity, and (vi) the Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data Title - the cover page XBRL tags are embedded within the Inline XBRL document.

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

Date: February 16, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George C. Zoley	Chairman of the Board and Chief	February 16, 2021
George C. Zoley	Executive Officer (principal executive officer)

/s/ Brian R. Evans	Senior Vice President and	February 16, 2021
Brian R. Evans	Chief Financial Officer (principal financial officer)

/s/ Ronald A. Brack	Executive Vice President, Chief Accounting Officer	February 16, 2021
Ronald A. Brack	and Controller (principal accounting officer)

/s/ Scott M. Kernan	Director	February 16, 2021
Scott M. Kernan

/s/ Julie M. Wood	Director	February 16, 2021
Julie M. Wood

/s/ Anne N. Foreman	Director	February 16, 2021
Anne N. Foreman

/s/ Richard H. Glanton	Director	February 16, 2021
Richard H. Glanton

/s/ Christopher C. Wheeler	Director	February 16, 2021
Christopher C. Wheeler

/s/ Guido M. Van Hauwermeiren	Director	February 16, 2021
Guido M. Van Hauwermeiren

/s/ Jose Gordo	Director	February 16, 2021
Jose Gordo

/s/ Duane Helkowski	Director	February 16, 2021
Duane Helkowski

THE GEO GROUP, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2020, 2019 and 2018

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions, Actual Charge-Offs	Balance at End of Period
	(In thousands)
YEAR ENDED DECEMBER 31, 2020:
Allowance for doubtful accounts	$3,195	$621	$76	$(1,218)	$2,674
YEAR ENDED DECEMBER 31, 2019:
Allowance for doubtful accounts	$4,183	$190	$—	$(1,178)	$3,195
YEAR ENDED DECEMBER 31, 2018:
Allowance for doubtful accounts	$4,574	$823	$—	$(1,214)	$4,183

THE GEO GROUP, INC.

SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2020

(dollars in thousands)

			Original			Gross Cost at December 31, 2020
Property Name (1)	Type	Location	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Book Value of Mortgaged Properties
Secure Services - Owned and Leased
Broward Transitional Center	Secure Services Facility	Deerfield Beach, FL	$4,085	$15,441	$19,261	$4,297	$34,392	$—	$98	$38,787	$11,008	1998, 2004, 2010/2011, 2013/2014	$27,779
D. Ray James Correctional Facility	Secure Services Facility	Folkston, GA	$1,229	$55,961	$14,726	$1,966	$69,707	$243	$—	$71,916	$17,506	1998/1999, 2008/2009, 2011/2012	$54,410
Folkston ICE Processing Center	Secure Services Facility	Folkston, GA	$291	$30,399	$12,684	$291	$43,038	$0	$45	$43,374	$8,404	2005, 2008, 2013, 2017, 2020	$34,970
LaSalle ICE Processing Center	Secure Services Facility	Jena, LA	$856	$51,623	$6,978	$1,235	$57,647	$514	$61	$59,457	$18,446	1998, 2008, 2010/2011, 2017	$41,011
Alexandria Staging Facility (3)	Secure Services Facility	Alexandria, LA	$—	$17,283	$99	$—	$17,379	$—	$3	$17,382	$2,271	2014	$—
Moshannon Valley Correctional and Rehabilitation Facility	Secure Services Facility	Philipsburg, PA	$1,107	$65,160	$9,261	$1,738	$73,663	$87	$40	$75,528	$18,534	2005/2006, 2013	$56,994
North Lake Correctional Facility	Secure Services Facility	Baldwin, MI	$66	$36,727	$53,644	$1,727	$88,710	$0	$—	$90,437	$17,867	1998/1999, 2002, 2011, 2019	$72,570
Queens Detention Facility	Secure Services Facility	Jamaica, NY	$2,237	$19,847	$5,526	$2,237	$24,022	$0	$1,351	$27,610	$10,474	1971, 1996/1997, 2004, 2019	$—
Riverbend Correctional and Rehabilitation Facility (3)	Secure Services Facility	Milledgeville, GA	$—	$72,932	$1,246	$667	$73,466	$—	$45	$74,178	$17,891	2011	$56,287
Rivers Correctional Facility	Secure Services Facility	Winton, NC	$875	$60,328	$6,623	$1,256	$66,421	$149	$—	$67,826	$26,661	2000/2001, 2017	$41,165
Robert A. Deyton Detention Facility	Secure Services Facility	Lovejoy, GA	$—	$8,163	$10,973	$15	$19,048	$—	$73	$19,136	$11,944	1984-1986, 2008/2009	$—
Big Spring Correctional Facility (3)	Secure Services Facility	Big Spring, TX	$480	$82,180	$32,458	$2,405	$112,708	$—	$5	$115,118	$38,158	1940, 1960, 1982, 1991, 1994, 1996, 2001, 2009-2012, 2016, 2018	$—
Great Plains Correctional Facility	Secure Services Facility	Hinton, OK	$463	$76,580	$19,505	$2,499	$90,349	$—	$3,700	$96,548	$22,193	1990-1992, 1995, 2008, 2011, 2013, 2015, 2018, CIP	$74,355
Joe Corley Processing Center	Secure Services Facility	Conroe, TX	$470	$64,813	$13,715	$604	$78,394	$—	$—	$78,998	$13,119	2008, 2017, 2018, 2020	$65,879
Karnes County Detention Facility	Secure Services Facility	Karnes City, TX	$937	$24,825	$15,714	$912	$40,378	$176	$10	$41,476	$9,018	1995, 2020	$32,458
Karnes County Family Residential Center	Secure Services Facility	Karnes City, TX	$—	$29,052	$31,211	$803	$59,460	$0	$—	$60,263	$9,524	2011/2012, 2014, 2015	$—
Lawton Correctional Facility	Secure Services Facility	Lawton, OK	$1,012	$96,637	$18,490	$1,501	$111,281	$—	$3,357	$116,139	$30,759	1998/1999, 2005/2006, 2015, CIP	$85,380
Rio Grande Processing Center	Secure Services Facility	Laredo, TX	$8,365	$81,178	$1,950	$6,266	$83,128	$2,099	$—	$91,493	$20,878	2007, 2008	$70,615
South Texas ICE Processing Center	Secure Services Facility	Pearsall, TX	$437	$31,405	$7,070	$437	$37,603	$0	$872	$38,912	$12,318	2004/2005, 2012, CIP	$—

Val Verde County Detention Facility	Secure Services Facility	Del Rio, TX	$21	$56,009	$1,322	$16	$52,678	$5	$4,653	$57,352	$17,695	2000/2001, 2005, 2007	$39,657
Adelanto ICE Processing Center	Secure Services Facility	Adelanto, CA	$8,005	$113,255	$45,120	$10,564	$154,122	$—	$1,694	$166,380	$26,925	1990/1991, 2011, 2012, 2015	$139,455
Aurora ICE Processing Center	Secure Services Facility	Aurora, CO	$4,590	$15,200	$79,745	$4,669	$92,989	$1,310	$567	$99,535	$22,136	1987, 1993, 1998, 2009, 2010, 2011, 2017, 2020	$77,399
Central Valley Annex	Secure Services Facility	Mc Farland, CA	$1,055	$28,133	$5,774	$906	$30,980	$211	$2,865	$34,962	$10,599	1997, 2009/2010, CIP	$24,363
Desert View Annex	Secure Services Facility	Adelanto, CA	$1,245	$27,943	$8,317	$1,245	$32,454	$—	$3,806	$37,505	$12,251	1997, 2010, 2013, CIP	$25,254
Golden State Annex	Secure Services Facility	Mc Farland, CA	$1,264	$27,924	$9,479	$1,072	$30,436	$253	$6,906	$38,667	$10,185	1997, 2010, CIP	$28,482
Guadalupe County Correctional Facility	Secure Services Facility	Santa Rosa, NM	$181	$29,732	$2,172	$832	$31,099	$154	$—	$32,085	$13,489	1998/1999, 2008	$18,596
Lea County Correctional Facility (3)	Secure Services Facility	Hobbs, NM	$347	$67,933	$6,804	$744	$71,033	$347	$2,960	$75,084	$21,758	1997/1998, 2017, CIP	$—
McFarland Female CRF	Secure Services Facility	Mc Farland, CA	$914	$9,019	$9,063	$2,036	$16,765	$183	$12	$18,996	$6,845	1988, 2011, 2014	$—
Mesa Verde ICE Processing Center	Secure Services Facility	Bakersfield, CA	$2,237	$13,714	$15,769	$2,237	$26,114	$3,181	$188	$31,720	$5,958	1989, 2011, 2015	$—
Northwest ICE Processing Center	Secure Services Facility	Tacoma, WA	$3,916	$39,000	$52,657	$6,546	$88,792	$—	$235	$95,573	$25,616	2003/2004, 2009, 2010, 2012	$—
Western Region Detention Facility	Secure Services Facility	San Diego, CA	$—	$28,071	$1,417	$—	$29,425	$—	$63	$29,488	$29,398	1959-1961, 2000	$—
Brooks County Detention Center	Secure Services Facility	Falfurrias, TX	$410	$18,940	$1,514	$470	$20,394	$—	$—	$20,864	$3,197	2001, 2011	$—
East Hidalgo Detention Center	Secure Services Facility	LaVilla, TX	$460	$28,010	$4,589	$523	$32,536	$—	$—	$33,059	$4,402	2001, 2002, 2004, 2005, 2007, 2011, 2019	$—
Perry County Correctional Center	Secure Services Facility	Uniontown, AL	$400	$12,880	$401	$400	$13,281	$—	$—	$13,681	$2,145	2006	$—
Pine Prairie ICE Processing Center	Secure Services Facility	Pine Prairie, LA	$260	$11,910	$7,401	$1,916	$17,172	$477	$6	$19,571	$3,467	1999, 2008, 2018	$—
South Louisiana ICE Processing Center	Secure Services Facility	Basile, LA	$290	$13,040	$19,907	$290	$32,947	$—	$—	$33,237	$4,134	1993, 1994, 1996, 1998-1999, 2000-2001, 2010-2011, 2017, 2019	$—
Coastal Bend Detention Center	Secure Services Facility	Robstown, TX	$1,330	$26,820	$1,171	$1,451	$27,870	$—	$—	$29,321	$4,565	2008, 2009	$—
Eagle Pass Correctional Facility	Secure Services Facility	Maverick, TX	$296	$15,437	$7,961	$299	$23,395	$—	$—	$23,694	$1,880	2008, 2018	$—
Montgomery ICE Processing Center	Secure Services Facility	Conroe, TX	$2,012	$112,192	$703	$2,016	$112,891	$—	$—	$114,907	$5,491	2018	$—
Secure Services - Managed
Lawrenceville Correctional Center	Secure Services Facility	Lawrenceville, VA	$—	$—	$916	$—	$916	$—	$—	$916	$889	1996-1998, 2011	$—
Arizona State Prison- Florence West	Secure Services Facility	Florence, AZ	$320	$9,317	$1,225	$320	$10,542	$—	$—	$10,862	$9,677	1997	$—
Arizona State Prison - Phoenix West	Secure Services Facility	Phoenix, AZ	$—	$7,919	$504	$—	$8,423	$—	$—	$8,423	$7,510	1979-1984, 1995/1996, 2002	$—

Central Arizona Correctional Facility	Secure Services Facility	Florence, AZ	$—	$396	$2,000	$—	$2,396	$—	$—	$2,396	$2,361	2006	$—
Arizona State Prison - Kingman	Secure Services Facility	Kingman, AZ	$—	$—	$458	$—	$458	$—	$—	$458	$280	2004, 2010	$—
New Castle Correctional Facility	Secure Services Facility	New Castle, IN	$—	$—	$23,389	$—	$23,286	$—	$—	$23,286	$12,749	2001, 2012	$—
Heritage Trails Correctional Center	Secure Services Facility	Plainfield, IN	$—	$—	$10	$—	$10	$—	$—	$10	$10	1890, 1900, 1921, 1961	$—
South Bay Correctional and Rehabilitation Facility	Secure Services Facility	South Bay, FL	$—	$—	$2,417	$—	$2,417	$—	$—	$2,417	$2,417	1996/1997, 2001, 2004/2005, 2007, 2012	$—
Reeves County Detention Complex R1/R2	Secure Services Facility	Pecos, TX	$—	$—	$1,203	$—	$1,203	$—	$—	$1,203	$1,203	1986, 1998, 2001, 2004, 2009/2010	$—
Reeves County Detention Complex R3	Secure Services Facility	Pecos, TX	$—	$—	$4,238	$—	$4,238	$—	$—	$4,238	$4,235	2003, 2006, 2010	$—
Blackwater River Correctional and Rehabilitation Facility	Secure Services Facility	Milton, FL	$—	$—	$36	$—	$36	$—	$—	$36	$36	2010	$—
Bay Correctional and Rehabilitation Facility	Secure Services Facility	Panama City, FL	$—	$—	$13	$—	$13	$—	$—	$13	$13	1995	$—
Moore Haven Correctional and Rehabilitation Facility	Secure Services Facility	Moore Haven, FL	$—	$—	$49	$—	$49	$—	$—	$49	$49	1995, 1999, 2007	$—
Graceville Correctional and Rehabilitation Facility	Secure Services Facility	Jackson, FL	$—	$—	$542	$—	$542	$—	$—	$542	$389	2007, 2009, 2015	$—
George W. Hill Correctional Facility	Secure Services Facility	Glen Mills, PA	$—	$34	$10	$—	$44	$—	$—	$44	$28	1998	$—
Kinney County Detention Center	Secure Services Facility	Bracketville, TX	$—	$223	$10	$—	$233	$—	$—	$233	$123	2004	$—
Community Based Services - Owned/Leased
Beaumont Transitional Treatment Center	Community Based Services Facility	Beaumont, TX	$105	$560	$764	$132	$1,297	$—	$—	$1,429	$702	1940-1950, 1967, 1975, 1986, 1997	$—
Bronx Community Re-entry Center	Community Based Services Facility	Bronx, NY	$—	$154	$7,203	$—	$3,767	$—	$3,590	$7,357	$3,390	1966, 1998, 2009, 2012, 2015, CIP	$—
Cordova Center	Community Based Services Facility	Anchorage, AK	$235	$3,225	$4,766	$235	$7,991	$—	$—	$8,226	$3,017	1974-1979, 2001, 2013	$—
Delaney Hall	Community Based Services Facility	Newark, NJ	$3,759	$22,502	$14,126	$3,873	$36,512	$—	$2	$40,387	$12,316	1999/2000, 2008	$—
El Monte Center	Community Based Services Facility	El Monte, CA	$—	$47	$155	$0	$202	$—	$0	$202	$139	1960, 2004, 2012	$—
Grossman Center	Community Based Services Facility	Leavenworth, KS	$—	$24	$3,446	$247	$3,194	$—	$29	$3,470	$195	2002/2003, 2010	$—
Las Vegas Community Correctional Center	Community Based Services Facility	Las Vegas, NV	$520	$1,580	$460	$520	$2,040	$—	$—	$2,560	$717	1978, 2004	$—
Leidel Comprehensive Sanction Center	Community Based Services Facility	Houston, TX	$3,210	$710	$610	$3,210	$1,320	$—	$—	$4,530	$627	1930, 1960, 2005/2006, 2012	$—

Marvin Gardens Center	Community Based Services Facility	Los Angeles, CA	$—	$50	$2,584	$241	$2,393	$—	$—	$2,634	$656	1962/1965, 1990, 2017	$—
McCabe Center	Community Based Services Facility	Austin, TX	$350	$510	$537	$350	$1,047	$—	$—	$1,397	$773	1962, 2012	$—
Mid Valley House	Community Based Services Facility	Edinburg, TX	$694	$3,608	$244	$722	$3,824	$—	$—	$4,546	$662	1985, 2001, 2014	$—
Midtown Center	Community Based Services Facility	Anchorage, AK	$130	$220	$153	$130	$373	$—	$0	$503	$204	Early 1950s, 1972, 1998	$—
Northstar Center	Community Based Services Facility	Fairbanks, AK	$—	$12	$288	$0	$300	$—	$0	$300	$297	1970/1975, 1995	$—
Oakland Street Center	Community Based Services Facility	Oakland, CA	$970	$250	$109	$970	$359	$—	$—	$1,329	$193	1904-1911, 2000s	$—
Parkview Center	Community Based Services Facility	Anchorage, AK	$160	$1,480	$1,464	$160	$2,928	$—	$16	$3,104	$1,096	1971, 1976, 2020	$—
Reality House	Community Based Services Facility	Brownsville, TX	$487	$2,771	$527	$520	$3,265	$—	$—	$3,785	$727	1983, 2011	$—
Southeast Texas Transitional Center	Community Based Services Facility	Houston, TX	$910	$3,210	$3,580	$1,052	$6,648	$—	$—	$7,700	$2,149	1960, 1967, 1970, 1984, 1997/1998, 2008, 2012, 2018	$—
Salt Lake City Center	Community Based Services Facility	Salt Lake City, UT	$751	$1,505	$155	$751	$1,660	$—	$—	$2,411	$370	1970, 1977, 2004	$—
Seaside Center	Community Based Services Facility	Nome, AK	$67	$732	$3,956	$67	$4,670	$—	$18	$4,755	$595	1999, 2015/2016	$—
Taylor Street Center	Community Based Services Facility	San Francisco, CA	$3,230	$900	$3,294	$3,230	$4,177	$—	$17	$7,424	$1,586	1907, 2010/2011	$—
Tundra Center	Community Based Services Facility	Bethel, AK	$20	$1,190	$1,577	$79	$2,708	$—	$—	$2,787	$1,783	1960/1970	$—
Alabama Therapeutic Education Facility	Community Based Services Facility	Columbiana, AL	$760	$17,118	$505	$760	$17,623	$—	$—	$18,383	$1,824	1962, 2008	$—
Casper Reentry Center	Community Based Services Facility	Casper, WY	$600	$6,046	$1,057	$768	$6,935	$—	$—	$7,703	$1,160	1984, 1994, 2004/2005, 2007	$—
Toler Hall	Community Based Services Facility	Newark, NJ	$—	$88	$8	$0	$88	$—	$8	$96	$43	1929, 2004	$—
Logan Hall	Community Based Services Facility	Newark, NJ	$—	$6,888	$(2,848)	$—	$4,040	$—	$—	$4,040	$3,304	1929, 2004	$—
Long Beach Community Reentry Center	Community Based Services Facility	Long Beach, CA	$—	$513	$154	$0	$667	$—	$0	$667	$653	1997	$—
Arapahoe County Residential Center	Community Based Services Facility	Littleton, CO	$2,100	$2,485	$110	$2,100	$2,595	$—	$—	$4,695	$507	2006	$—
Cheyenne Mountain Reentry Center	Community Based Services Facility	Colarado Springs, CO	$270	$18,853	$614	$270	$19,467	$—	$—	$19,737	$2,053	2005	$—
Community Alternative of El Paso County	Community Based Services Facility	Colorado Springs, CO	$560	$1,553	$377	$510	$1,924	$50	$6	$2,490	$371	1991, 1998, 2000	$—

Correctional Alternative Placement Services	Community Based Services Facility	Craig, CO	$126	$289	$47	$126	$336	$—	$—	$462	$120	1919-1924, 1990	$—
Albert "Bo" Robinson Assessment & Treatment Center	Community Based Services Facility	Trenton, NJ	$380	$16,578	$516	$380	$17,094	$—	$—	$17,474	$2,334	1963, 1997, 2009	$—
Talbot Hall	Community Based Services Facility	Kearney, NJ	$—	$2,854	$206	$—	$3,060	$—	$—	$3,060	$2,277	1919, 1998	$—
The Harbor	Community Based Services Facility	Newark, NJ	$0	$93	$103	$0	$196	$—	$—	$196	$62	1929, 1999, 2008	$—
Tully House	Community Based Services Facility	Newark, NJ	$1,150	$5,313	$101	$1,150	$5,414	$—	$—	$6,564	$775	1929, 1999	$—
ADAPPT Outpatient	Community Based Services Facility	Reading, PA	$77	$1,742	$118	$85	$1,852	$—	$—	$1,937	$360	1909, 1919, 1929, 1986	$—
Alle Kiski Pavilion	Community Based Services Facility	Arnold, PA	$30	$1,345	$71	$30	$1,416	$—	$—	$1,446	$281	1901, 1990	$—
Chester County	Community Based Services Facility	Chester, PA	$0	$54	$3,802	$306	$3,474	$—	$76	$3,856	$366	1923, 1996, 2003	$—
Coleman Hall	Community Based Services Facility	Philadelphia, PA	$182	$8,943	$801	$182	$9,744	$—	$—	$9,926	$1,402	1919, 2001	$—
Philadelphia Residential Reentry Center	Community Based Services Facility	Philadelphia, PA	$208	$10,103	$416	$214	$10,513	$—	$—	$10,727	$1,503	2008	$—
Community Alternative of the Black Hills	Community Based Services Facility	Rapid City, SD	$7	$2,719	$6	$7	$2,725	$—	$—	$2,732	$480	1989, 1998, 2007	$—
Youth Services - Owned/Leased
Abraxas Academy	Youth Facility	Morgantown, PA	$4,220	$14,120	$1,795	$4,020	$16,115	$—	$—	$20,135	$4,418	1999/2000	$—
Abraxas I	Youth Facility	Marienville, PA	$990	$7,600	$1,814	$1,028	$9,376	$—	$—	$10,404	$3,401	1930s, 1960, 1982, 1985-1987, 1989-1999, 2003	$—
Abraxas Ohio	Youth Facility	Shelby, OH	$1,160	$2,900	$1,199	$1,207	$4,046	$—	$6	$5,259	$1,566	1900, 1935, 1965, 1992	$—
Abraxas Youth Center	Youth Facility	South Mountain, PA	$—	$36	$495	$0	$531	$—	$—	$531	$438	1938, 1948, 2001	$—
DuPage Interventions	Youth Facility	Hindsdale, IL	$2,110	$1,190	$356	$2,110	$1,546			$3,656	$641	1988	$—
Leadership Development Program	Youth Facility	South Mountain, PA	$—	$25	$777	$0	$802	$—	$—	$802	$706	1920, 1938, 2000, 2005	$—
Southern Peaks Regional Treatment Center	Youth Facility	Canon City, CO	$2,850	$11,350	$864	$3,057	$12,007	$—	$—	$15,064	$3,656	2003-2004	$—
Southwood Interventions	Youth Facility	Chicago, IL	$870	$6,310	$1,806	$898	$8,088	$—	$—	$8,986	$3,242	1925, 1950, 1975, 2008	$—
Woodridge Interventions	Youth Facility	Woodridge, IL	$5,160	$4,330	$1,147	$5,304	$5,333	$—	$—	$10,637	$2,029	1982/1986	$—
Electronic & Location Monitoring Centers - Managed
El Centro DRC	Day Reporting Center	El Centro, CA	$—	$11	$—	$—	$11	$—	$—	$11	$11	1976	$—

Ventura DRC	Day Reporting Center	Ventura, CA	$—	$19	$—	$—	$19	$—	$—	$19	$19	1988	$—
CDCR Contra Costa Day Reporting Center	Day Reporting Center	Richmond, CA	$—	$35	$—	$—	$35	$—	$—	$35	$35	1962	$—
Neptune CRC	Day Reporting Center	Neptune City, NJ	$—	$16	$35	$—	$51	$—	$—	$51	$51	2008-2009, 2011-2012, 2015	$—
Sacramento BOP DRC	Day Reporting Center	Sacracmento, CA	$—	$36	$59	$—	$95	$—	$—	$95	$55	1974	$—
Perth Amboy CRC	Day Reporting Center	Perth Amboy, NJ	$—	$19	$50	$—	$69	$—	$—	$69	$68	2006-2008, 2010, 2015	$—
Elizabeth NJ CRC	Day Reporting Center	Elizabeth, NJ	$—	$26	$84	$—	$110	$—	$—	$110	$86	2003, 2006-2007, 2009, 2011, 2015	$—
Atlantic City CRC	Day Reporting Center	Atlantic City, NJ	$—	$10	$22	$—	$32	$—	$—	$32	$32	2004, 2005, 2011	$—
Orange DRC	Day Reporting Center	Santa Ana, CA	$—	$72	$—	$—	$72	$—	$—	$72	$72	2012/2013	$—
Lancaster County PADOC DRC	Day Reporting Center	Lancaster, PA	$—	$73	$1	$—	$74	$—	$—	$74	$74	2014	$—
Lycoming County DRC	Day Reporting Center	Williamsport, PA	$—	$56	$94	$—	$150	$—	$—	$150	$131	2014, 2015	$—
Vineland NJ DRC	Day Reporting Center	Vineland, NJ	$—	$163	$8	$—	$171	$—	$—	$171	$171	2015	$—
Los Angeles CDCR	Day Reporting Center	Pamona, CA	$—	$44	$(20)	$—	$24	$—	$—	$24	$21	2013	$—
Eagle DRC	Day Reporting Center	Eagle, CO	$—	$—	$8	$—	$8	$—	$—	$8	$6	2016	$—
Baltimore ISAP	Intensive Supervision Appearance Program	Baltimore, MD	$—	$2	$108	$—	$110	$—	$—	$110	$44	2007, 2009, 2018, 2019	$—
Miami ISAP	Intensive Supervision Appearance Program	Miami, FL	$—	$82	$(74)	$—	$8	$—	$—	$8	$1	2007, 2008, 2010, 2014, 2020	$—
Delray Beach ISAP	Intensive Supervision Appearance Program	Delray Beach, FL	$—	$26	$2	$—	$28	$—	$—	$28	$15	2006, 2020	$—
Orlando ISAP	Intensive Supervision Appearance Program	Orlando, FL	$—	$18	$—	$—	$18	$—	$—	$18	$18	2007, 2010	$—
Atlanta ISAP	Intensive Supervision Appearance Program	Atlanta, GA	$—	$268	$(45)	$—	$223	$—	$—	$223	$215	2009, 2015, 2020	$—
New Orleans ISAP	Intensive Supervision Appearance Program	New Orleans, LA	$—	$54	$—	$—	$54	$—	$—	$54	$54	2009, 2015	$—
Washington DC ISAP	Intensive Supervision Appearance Program	Fairfax, VA	$—	$20	$(9)	$—	$11	$—	$—	$11	$3	2014, 2015, 2020	$—

Charleston, SC ISAP	Intensive Supervision Appearance Program	Charleston, SC	$—	$39	$1	$—	$40	$—	$—	$40	$39	2015	$—
Chicago ISAP	Intensive Supervision Appearance Program	Chicago, IL	$—	$25	$(14)	$—	$11	$—	$—	$11	$1	2009, 2013, 2020	$—
Detroit ISAP	Intensive Supervision Appearance Program	Detroit, MI	$—	$18	$174	$—	$192	$—	$—	$192	$74	2009, 2018	$—
Denver ISAP	Intensive Supervision Appearance Program	Centennial, CO	$—	$173	$(166)	$—	$7	$—	$—	$7	$7	2015, 2020	$—
St Louis MO ISAP	Intensive Supervision Appearance Program	St. Louis, MO	$—	$50	$—	$—	$50	$—	$—	$50	$50	2015	$—
Louisville, KY ISAP	Intensive Supervision Appearance Program	Louisville, KY	$—	$17	$—	$—	$17	$—	$—	$17	$8	2015	$—
Indianapolis, IN ISAP	Intensive Supervision Appearance Program	Indianapolis, IN	$—	$35	$—	$—	$35	$—	$—	$35	$35	2016	$—
Salt Lake City ISAP	Intensive Supervision Appearance Program	Murray, UT	$—	$7	$21	$—	$28	$—	$—	$28	$25	2009, 2015, 2019	$—
Seattle ISAP	Intensive Supervision Appearance Program	Tukwila, WA	$—	$40	$15	$—	$55	$—	$—	$55	$55	2009, 2014	$—
Sacramento, CA	Intensive Supervision Appearance Program	Sacracmento, CA	$—	$28	$—	$—	$28	$—	$—	$28	$28	2015	$—
Las Vegas, NV ISAP	Intensive Supervision Appearance Program	Las Vegas, NV	$—	$32	$—	$—	$32	$—	$—	$32	$20	2015	$—
Bronx ISAP	Intensive Supervision Appearance Program	Bronx, NY	$—	$31	$—	$—	$31	$—	$—	$31	$31	2010	$—
Manhattan ISAP	Intensive Supervision Appearance Program	New York, NY	$—	$10	$50	$—	$60	$—	$—	$60	$60	2010, 2015	$—
Queens ISAP	Intensive Supervision Appearance Program	Jamaica, NY	$—	$125	$9	$—	$134	$—	$—	$134	$131	2014, 2015	$—
Boston ISAP	Intensive Supervision Appearance Program	Burlington, MA	$—	$80	$5	$—	$85	$—	$—	$85	$85	2014, 2015	$—
Hartford ISAP	Intensive Supervision Appearance Program	Hartford, CT	$—	$23	$10	$—	$33	$—	$—	$33	$33	2009, 2014, 2015	$—
Newark ISAP	Intensive Supervision Appearance Program	Newark, NJ	$—	$29	$7	$—	$36	$—	$—	$36	$36	2009, 2014, 2019	$—
Marlton ISAP	Intensive Supervision Appearance Program	Marlton, NJ	$—	$2	$18	$—	$20	$—	$—	$20	$15	2013, 2015, 2019	$—

Richmond, VA ISAP	Intensive Supervision Appearance Program	Richmond, VA	$—	$52	$18	$—	$70	$—	$—	$70	$56	2015, 2019	$-
Silver Spring, MD ISAP	Intensive Supervision Appearance Program	Silver Spring, MD	$—	$345	$—	$—	$345	$—	$—	$345	$334	1964/1965, 2007, 2016	$-
Fort Myers FL ISAP	Intensive Supervision Appearance Program	Fort Myers, FL	$—	$76	$—	$—	$76	$—	$—	$76	$49	2019	$-
Los Angeles ISAP	Intensive Supervision Appearance Program	Los Angeles, CA	$—	$35	$45	$—	$80	$—	$—	$80	$80	2007, 2008, 2014, 2015	$-
San Bernadino ISAP	Intensive Supervision Appearance Program	San Bernadino, CA	$—	$42	$—	$—	$42	$—	$—	$42	$42	2008, 2012, 2013	$-
Dallas ISAP	Intensive Supervision Appearance Program	Dallas, TX	$—	$17	$7	$—	$24	$—	$—	$24	$23	2009, 2020	$-
El Paso ISAP	Intensive Supervision Appearance Program	El Paso, TX	$—	$2	$36	$—	$38	$—	$—	$38	$29	2009, 2015, 2020	$-
Houston ISAP	Intensive Supervision Appearance Program	Houston, TX	$—	$21	$19	$—	$40	$—	$—	$40	$40	2009	$-
Phoenix ISAP	Intensive Supervision Appearance Program	Phoenix, AZ	$—	$79	$(13)	$—	$66	$—	$—	$66	$65	2015, 2020	$-
San Antonio ISAP	Intensive Supervision Appearance Program	San Antonio, TX	$—	$7	$4	$—	$11	$—	$—	$11	$8	2009, 2014, 2015, 2020	$-
San Diego ISAP	Intensive Supervision Appearance Program	San Diego, CA	$—	$14	$6	$—	$20	$—	$—	$20	$7	2019	$-
Bakersfield ISAP	Intensive Supervision Appearance Program	Bakersfield, CA	$—	$16	$—	$—	$16	$—	$—	$16	$16	2012	$-
Fresno, CA	Intensive Supervision Appearance Program	Fresno, CA	$—	$120	$—	$—	$120	$—	$—	$120	$120	2015	$-
Ventura C-Site	Intensive Supervision Appearance Program	Camarillo, CA	$—	$59	$—	$—	$59	$—	$—	$59	$52	2016	$-
SW Houston, TX ISAP	Intensive Supervision Appearance Program	Houston, TX	$—	$50	$5	$—	$55	$—	$—	$55	$55	2017	$-
International Secure Services - Managed
Fulham Correctional Centre & Fulham Nalu Challenge Community Unit	Correctional Facility	West Sale, Victoria AUS	$—	$—	$2,266	$—	$2,266	$—	$—	$2,266	$1,233	1997, 2002, 2020	$-
Junee Correctional Centre	Correctional Facility	Junee, New South Wales, AUS	$—	$—	$1,036	$—	$1,036	$—	$—	$1,036	$939	1993, 2020	$-
Dungavel House Immigration Removal Centre	Detention Facility	South Lanarkshire, UK	$—	$—	$653	$—	$653	$—	$—	$653	$609	2013	$-
Kutama-Sinthumule Correctional Centre	Correctional Facility	Louis Trichardt, South Africa	$—	$—	$142	$—	$142	$—	$—	$142	$123	2003-2008	$-
Offices - Owned/Leased

Corporate Headquarters	Office	Boca Raton, FL	$10,019	$49,994	$3,987	$10,205	$52,757	$—	$1,038	$64,000	$2,173	2019	$61,827
Central Regional Office	Office	San Antonio, TX	$—	$—	$88	$0	$88	$—	$—	$88	$87	1985, 2003/2004, 2010	$—
Eastern Regional Office	Office	Charlotte, NC	$—	$—	$54	$0	$54	$—	$—	$54	$29	1998, 2013	$—
Western Regional Office	Office	Los Angeles, CA	$—	$13	$—	$0	$13	$—	$—	$13	$0	1982	$—
Anderson, IN Call Center	Office	Anderson, IN	$114	$5,260	$0	$114	$5,260	$—	$—	$5,374	$461	2016	$—
Boulder, CO Point II	Office	Boulder CO	$—	$3,032	$172	$—	$3,204	$—	$—	$3,204	$1,166	1969, 2015, 2017	$—
Protocol	Office	Aurora, IL	$—	$4	$229	$0	$233	$—	$—	$233	$220	2014, 2015	$—
Sydney Office	Office	Sydney, AUS	$—	$—	$10,332	$—	$10,332	$—	$—	$10,332	$2,294	1980	$—
Miscellaneous Investments
Compton, CA Office Building	Owned Office Property	Compton, CA	$974	$1,546	$7	$974	$1,553	$—	$—	$2,527	$354	1961/1965	$—
Miscellaneous Investments	Various	Various	$29,574	$5,480	$(263)	$8,504	$3,464	$22,323	$500	$34,792	$1,302	Various	$—
		Total	$132,552	$1,898,341	$685,035	$130,206	$2,515,039	$31,762	$38,921	$2,715,929	$677,025		$1,128,906

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

The aggregate remaining net basis of the real estate investments for federal income tax purposes was approximately $1.7 billion at December 31, 2020. Depreciation and amortization are provided on the alternative depreciation system and straight-line methods over the estimated useful lives of the assets. This amount excludes international real estate investments.

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

THE GEO GROUP, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

For the Years Ended December 31, 2020, 2019 and 2018

(dollars in thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	2020	2019	2018
Real Estate:
Balance at the beginning of the year	$2,679,737	$2,643,065	$2,501,844
Additions to/improvements of real estate	63,795	57,611	153,163
Assets sold/written-off	(27,603)	(20,939)	(11,942)
Balance at the end of the year	$2,715,929	$2,679,737	$2,643,065
Accumulated Depreciation
Balance at the beginning of the year	$616,175	$558,657	$492,582
Depreciation expense	73,659	72,191	70,592
Assets sold/written-off	(12,809)	(14,673)	(4,517)
Balance at the end of the year	$677,025	$616,175	$558,657