Form 10-Q
period 2021-03-31
GEO GROUP INC
filed 2021-05-10
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

N/A

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

As of May 6, 2021, the registrant had 122,387,739 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2021 AND 2020

(In thousands, except per share data)

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenues	$576,377	$605,017
Operating expenses	428,151	461,746
Depreciation and amortization	34,117	33,327
General and administrative expenses	48,479	53,782
Operating income	65,630	56,162
Interest income	6,202	5,438
Interest expense	(31,844)	(34,180)
Gain on extinguishment of debt	3,038	1,563
Gain on sales of real estate	13,329	424
Income before income taxes and equity in earnings of affiliates	56,355	29,407
Provision for income taxes	7,936	6,546
Equity in earnings of affiliates, net of income tax provision of $340 and $444 respectively	2,064	2,260
Net income	50,483	25,121
Net loss attributable to noncontrolling interests	61	60
Net income attributable to The GEO Group, Inc.	$50,544	$25,181

Weighted-average common shares outstanding:
Basic	120,022	119,394
Diluted	120,417	119,933
Net income per common share attributable to The GEO Group, Inc.:
Basic:
Net income per common share attributable to The GEO Group, Inc. - basic	$0.41	$0.21
Diluted:
Net income per common share attributable to The GEO Group, Inc. - diluted	$0.41	$0.21
Dividends declared per share	$0.25	$0.48

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2021 AND 2020

(In thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
Net income	$50,483	$25,121
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(627)	(8,807)
Pension liability adjustment, net of tax provision of $41 and $28, respectively	156	107
Change in fair value of derivative instrument classified as cash flow hedge, net of tax (benefit) provision of $784 and $(1,207), respectively	2,948	(4,512)
Total other comprehensive income (loss), net of tax	2,477	(13,212)
Total comprehensive income	52,960	11,909
Comprehensive loss attributable to noncontrolling interests	63	108
Comprehensive income attributable to The GEO Group, Inc.	$53,023	$12,017

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2021 AND DECEMBER 31, 2020

(In thousands, except share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$289,391	$283,524
Restricted cash and cash equivalents	29,317	26,740
Accounts receivable, less allowance for doubtful accounts of $3,334 and $4,183, respectively	346,817	362,668
Contract receivable, current portion	6,357	6,283
Prepaid expenses and other current assets	29,081	32,108
Total current assets	700,963	711,323
Restricted Cash and Investments	39,924	37,338
Property and Equipment, Net	2,114,058	2,122,195
Assets Held for Sale	6,926	9,108
Contract Receivable	389,713	396,647
Operating Lease Right-of-Use Assets, Net	125,269	124,727
Deferred Income Tax Assets	36,604	36,604
Goodwill	755,244	755,250
Intangible Assets, Net	182,481	187,747
Other Non-Current Assets	76,265	79,187
Total Assets	$4,427,447	$4,460,126
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$84,469	$85,861
Accrued payroll and related taxes	87,466	67,797
Accrued expenses and other current liabilities	195,763	202,378
Operating lease liabilities, current portion	28,223	29,080
Current portion of finance lease liabilities, long-term debt and non-recourse debt	27,135	26,180
Total current liabilities	423,056	411,296
Deferred Income Tax Liabilities	30,726	30,726
Other Non-Current Liabilities	114,521	115,555
Operating Lease Liabilities	103,491	101,375
Finance Lease Liabilities	2,890	2,988
Long-Term Debt	2,494,987	2,561,881
Non-Recourse Debt	317,603	324,223
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 187,500,000 shares authorized, 127,154,970 and 126,153,173 issued and 122,302,598 and 121,318,175 outstanding, respectively	1,272	1,262
Additional paid-in capital	1,268,027	1,262,267
Distributions in excess of earnings	(202,834)	(222,892)
Accumulated other comprehensive loss	(20,110)	(22,589)
Treasury stock, 4,852,372 and 4,834,998 shares, at cost, respectively	(105,099)	(104,946)
Total shareholders’ equity attributable to The GEO Group, Inc.	941,256	913,102
Noncontrolling interests	(1,083)	(1,020)
Total shareholders’ equity	940,173	912,082
Total Liabilities and Shareholders’ Equity	$4,427,447	$4,460,126

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2021 AND 2020

(In thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash Flow from Operating Activities:
Net income	$50,483	$25,121
Net loss attributable to noncontrolling interests	61	60
Net income attributable to The GEO Group, Inc.	50,544	25,181
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	34,117	33,327
Stock-based compensation	7,402	9,768
Gain on extinguishment of debt	(3,038)	(1,563)
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	1,683	1,670
Provision for doubtful accounts	614	25
Equity in earnings of affiliates, net of tax	(2,064)	(2,260)
Dividends received from unconsolidated joint venture	1,399	633
Loss on sale/disposal of property and equipment, net	1,664	304
Gain on sales of real estate	(13,329)	(424)
Changes in assets and liabilities, net of effects of acquisitions:
Changes in accounts receivable, prepaid expenses and other assets	26,846	53,210
Changes in contract receivable	1,611	1,206
Changes in accounts payable, accrued expenses and other liabilities	17,468	7,182
Net cash provided by operating activities	124,917	128,259
Cash Flow from Investing Activities:
Insurance proceeds - damaged property	469	—
Proceeds from sale of property and equipment	39	264
Proceeds from sales of real estate	15,673	—
Proceeds from sale of assets held for sale	—	1,300
Change in restricted investments	(2,191)	3,363
Capital expenditures	(27,276)	(30,652)
Net cash used in investing activities	(13,286)	(25,725)
Cash Flow from Financing Activities:
Proceeds from long-term debt	240,000	96,000
Payments on long-term debt	(298,522)	(125,505)
Payments on non-recourse debt	(1,755)	(1,362)
Taxes paid related to net share settlements of equity awards	(1,901)	(2,632)
Proceeds from issuance of common stock in connection with ESPP	116	150
Payment for repurchases of common stock	—	(9,009)
Debt issuance costs	(9,587)	—
Cash dividends paid	(30,486)	(57,703)
Net cash used in financing activities	(102,135)	(100,061)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(657)	(7,364)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	8,839	(4,891)
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	311,853	67,472
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$320,692	$62,581
Supplemental Disclosures:
Non-cash Investing and Financing activities:
Right-of-use assets obtained from operating lease liabilities	$3,764	$—
Equipment obtained from finance lease liabilities	$794	$—
Dividends paid in treasury shares	$153	$—
Conversion of pension liability to shares of common stock	$—	$8,925
Capital expenditures in accounts payable and accrued expenses	$4,408	$3,304

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) is a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of secure facilities, processing centers and community reentry centers in the United States, Australia, South Africa and the United Kingdom. The Company owns, leases and operates a broad range of facilities including maximum, medium and minimum security facilities, processing centers, as well as community-based reentry facilities and offers an expanded delivery of rehabilitation services under its 'GEO Continuum of Care' platform. The 'GEO Continuum of Care' program integrates enhanced rehabilitative programs, which are evidence-based and include cognitive behavioral treatment and post-release services, and provides academic and vocational classes in life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for individuals as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). At March 31, 2021, the Company’s worldwide operations include the management and/or ownership of approximately 92,000 beds at 116 facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 210,000 individuals, including over 100,000 through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

The Company's unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2021 for the year ended December 31, 2020. The accompanying December 31, 2020 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results for the entire year ending December 31, 2021, or for any other future interim or annual periods.

Risks and uncertainties

Executive Order

On January 26, 2021, President Biden signed an executive order directing the United States Attorney General not to renew Department of Justice (“DOJ”) contracts with privately operated criminal detention facilities, as consistent with applicable law (the “Executive Order”). Two agencies of the DOJ, the Bureau of Prisons “(BOP”) and U.S. Marshals Service (“USMS”), utilize GEO’s services. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts. GEO’s contracts with the BOP for its company-owned 1,940-bed Great Plains Correctional Facility, company-owned 1,732-bed Big Spring Correctional Facility, company-owned 1,800-bed Flightline Correctional Facility, and company-owned 1,800-bed North Lake Correctional Facility have renewal option periods that expire on May 31, 2021, November 30, 2021, November 30, 2021, and September 30, 2022, respectively. Additionally, the contracts with the BOP for the county owned and managed 1,800-bed Reeves County Detention Center I & II and the 1,376-bed Reeves County Detention Center III have renewal option periods that expire September 30, 2022 and June 30, 2022, respectively. The Company has a management agreement with Reeves County, Texas for the management oversight of these two county-owned facilities. In total, the Great Plains, Big Spring, Flightline, North Lake Correctional Facilities, Reeves County Detention Center I & II and Reeves County Detention Center III generated approximately $145 million in revenues during the year ended December 31, 2020. The BOP has experienced a decline in federal prison populations over the last several years, a trend that has more recently been accelerated by the COVID-19 global pandemic. As a result of the Executive Order and the decline in federal prison populations, the above described contracts with the BOP may not be renewed over the coming years. On March 5, 2021, the Company was notified by the BOP that it has decided to not exercise its contract renewal option for the company-owned, 1,940-bed Great Plains Correctional Facility in Oklahoma, when the contract base period expires on May 31, 2021. On March 25, 2021 the Company was notified that the BOP will terminate its contract with the county-owned and managed Reeves I & II effective May 10, 2021. On March 15, 2021, the Company announced that the USMS has decided to not exercise the contract renewal option for its company-owned, 222-bed Queens Detention Facility in New York, when the contract base period ended on March 31, 2021.

Quarterly Dividends

On April 7, 2021, GEO announced that its Board of Directors (the “Board”) had immediately suspended GEO’s quarterly dividend payments with the goal of maximizing the use of cash flows to repay debt, deleverage and internally fund growth. While GEO currently intends to maintain its corporate tax structure as a REIT, the Board is evaluating GEO’s corporate tax structure as a REIT. The Board’s evaluation of the current corporate tax structure and GEO’s REIT status is expected to take into consideration, among other factors, potential changes to GEO’s financial operating performance, as well as, potential changes to the Internal Revenue Code of 1986, as amended (the “Code”) applicable to U.S. corporations and REITs. As a part of this evaluation, GEO has engaged financial advisors and legal advisors to assist in evaluating various capital structure alternatives. The Board expects to conclude its evaluation in the fourth quarter of 2021, and should the Board determine to maintain GEO’s REIT status, an additional dividend payment may be required before year-end in order to meet the minimum REIT distribution requirements under the Code.

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

The Company has been closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact those entrusted to its care and governmental partners. During the year ended December 31, 2020, the Company did incur disruptions from the COVID-19 pandemic but, it is unable to predict the overall future impact that the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties related to the pandemic.The COVID-19 pandemic and related government-imposed mandatory closures, the efficacy and distribution of COVID-19 vaccines, shelter in-place restrictions and social distancing protocols and increased expenditures on engineering controls, personal protective equipment, diagnostic testing, medical expenses, temperature scanners, protective plexiglass barriers and increased sanitation have had, and will continue to have, a severe impact on global economic conditions and the environment in which the Company operates. Starting in early 2020, the Company began to observe negative impacts from the pandemic on its performance in its secure services business, specifically with its U.S. Immigration and Customs Enforcement (“ICE”) Processing Centers and U.S. Marshals Facilities, as a result of declines in crossings and apprehensions along the Southwest border and a decrease in court sentencing at the federal level. Various governmental agencies have also taken steps to decrease the number of those in custody to adhere to social distancing protocols. Additionally, the Company’s reentry services business conducted through its GEO Care business segment has also been negatively impacted, specifically its residential reentry centers and non-residential day reporting programs were impacted by declines in programs due to lower levels of referrals by federal, state and local agencies. Additionally, the Company has experienced the transmission of COVID-19 among detainees and staff at most of its facilities during 2020 and continuing into 2021. If the Company is unable to mitigate the transmission of COVID-19 at its facilities it could experience a material adverse effect on its financial position, results of operations and cash flows. Although the Company is unable to predict the duration or scope of the COVID-19 pandemic or estimate the extent of the negative financial impact to its operating results, an extended period of depressed economic activity necessitated to combating the disease, and the severity and duration of the related global economic crisis may adversely impact its future financial performance.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its various business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company's goodwill balances from January 1, 2021 to March 31, 2021 are as follows (in thousands):

	January 1, 2021	Foreign Currency Translation	March 31, 2021
U.S. Secure Services	$316,366	$—	$316,366
GEO Care [1]	438,443	—	438,443
International Services	441	(6)	435
Total Goodwill	$755,250	$(6)	$755,244

[1] Net of accumulated loss on impairment of $21.1 million related to the Community Based reporting unit for an impairment charge incurred during the fourth quarter of 2020.

As previously discussed in Note 1 – Basis of Presentation, on January 26, 2021, President Biden signed an Executive Order directing the United States Attorney General not to renew DOJ contracts with privately operated criminal detention facilities, as consistent with applicable law. The exact details regarding the timing scope and impacts of this plan is unknown, and uncertainties exist about the capacity of other DOJ facilities to absorb the populations which are currently housed in public-private partnerships. The Company considered the issuance of the Executive Order to be a “triggering event” that requires certain quantitative testing for potential impairment of goodwill for its U.S. Secure Services reporting unit.

The quantitative testing performed during the quarter ended March 31, 2021 resulted in no impairment in the goodwill of the U.S. Secure Services reporting unit. The carrying value of the U.S. Secure Services reporting unit is all of the goodwill in the U.S. Secure Services segment in the table above. The calculated fair value of the U.S. Secure Services reporting unit exceeded its carrying value. The percentage that the fair value exceeded the carrying value was approximately 6%. The Company used a third-party valuation firm to determine the estimated fair value of the reporting unit using a discounted cash flow model which is dependent on several significant estimates and assumptions related to forecasts of future cash flows and the weighted average cost of capital, among other factors. A discount rate of 10% was utilized to adjust the cash flow forecasts based on the Company’s estimate of a market participant’s weighted-average cost of capital. Growth rates for sales, profits and other assumptions were determined using inputs from the Company’s long-term planning process. The Company also makes estimates for discount rates and other factors based on market conditions, historical experience and other economic factors. Additionally, management made certain assumptions relating to future re-activations and sales of certain idle facilities, including those where the BOP and USMS have recently notified the Company of its intention not to exercise upcoming renewal options and/or not to rebid contracts with upcoming contract expirations, A change in one or a combination of these assumptions could significantly impact the fair value of the reporting unit. For example, a 1% increase in the discount rate would cause the carrying value to exceed the fair value and trigger an impairment of approximately $76 million or 24% of the goodwill balance at March 31 2021 in the U.S. Secure Services reporting unit. Conversely, a 1% decrease in the discount rate would increase the percentage that the fair value exceeded the carrying value to 22%.

Future impairment charges may be required on the Company’s goodwill, as the discounted cash flow model is subject to change based upon the Company’s performance, overall market conditions, the state of the credit markets and political environment. The Company will continue to monitor these relevant factors to determine if an additional interim impairment assessment is warranted. If there were to be a deterioration in management’s forecasted financial performance, an increase in discount rates or a reduction in long-term growth rates, these factors could all be potential indicators of an impairment charge to our remaining goodwill, which could be material, in future periods.

The Company has also recorded other finite and indefinite-lived intangible assets as a result of its various business combinations. The Company's intangible assets include facility management contracts, covenants not to compete, trade names and technology, as follows (in thousands):

	March 31, 2021				December 31, 2020
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	16.3	$308,393	$(173,739)	$134,654	$308,398	$(168,848)	$139,550
Technology	7.3	33,700	(31,073)	2,627	33,700	(30,703)	2,997
Trade names	Indefinite	45,200	—	45,200	45,200	—	45,200
Total acquired intangible assets		$387,293	$(204,812)	$182,481	$387,298	$(199,551)	$187,747

Amortization expense was $5.3 million and $5.6 million for the three months ended March 31, 2021 and 2020, respectively. Amortization expense was primarily related to the U.S Secure Services and GEO Care segments' amortization of acquired facility management contracts. As of March 31, 2021, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 2.1 years.

Estimated amortization expense related to the Company's finite-lived intangible assets for the remainder of 2021 through 2025 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2021	$14,751
2022	18,133
2023	13,489
2024	9,756
2025	9,704
Thereafter	71,448
$137,281

3. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

		Fair Value Measurements at March 31, 2021
	Carrying Value at March 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment:
Rabbi Trust	$37,940	$—	$37,940	$—
Fixed income securities	1,941	—	1,941	—
Liabilities:
Interest rate swap derivatives	$2,282	$—	$2,282	$—

		Fair Value Measurements at December 31, 2020
	Carrying Value at December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$35,749	$—	$35,749	$—
Fixed income securities	1,932	—	1,932	—
Liabilities:
Interest rate swap derivatives	$6,015	$—	$6,015	$—

The Company’s Level 2 financial instruments included in the tables above as of March 31, 2021 and December 31, 2020 consist of interest rate swap derivative liabilities held by GEO, the Company's rabbi trust established for a GEO employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and an investment in Canadian dollar denominated fixed income securities.

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

4. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at March 31, 2021 and December 31, 2020 (in thousands):

		Estimated Fair Value Measurements at March 31, 2021
	Carrying Value as of March 31, 2021	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$289,391	$289,391	$289,391	$—	$—
Restricted cash and investments	31,301	31,301	31,301	—	—
Liabilities:
Borrowings under senior credit facility	$1,399,605	$1,267,235	$—	$1,267,235	$—
5.125% Senior Notes due 2023	278,783	246,386	—	246,386	—
5.875% Senior Notes due 2024	225,293	180,240	—	180,240	—
6.00% Senior Notes due 2026	350,000	255,546	—	255,546	—
6.50% Exchangeable Senior Notes due 2026	230,000	240,693	—	240,693	—
Non-recourse debt	338,481	338,481	—	338,481	—

		Estimated Fair Value Measurements at December 31, 2020
	Carrying Value as of December 31, 2020	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$283,524	$283,524	$283,524	$—	$—
Restricted cash and investments	28,329	28,329	28,329	—	—
Liabilities:
Borrowings under senior credit facility	$1,474,437	$1,342,066	$—	$1,342,066	$—
5.875% Senior Notes due 2022	193,958	192,736	—	192,736	—
5.125% Senior Notes due 2023	281,783	256,096	—	256,096	—
5.875% Senior Notes due 2024	242,500	202,458	—	202,458	—
6.00% Senior Notes due 2026	350,000	279,493	—	279,493	—
Non-recourse debt	344,614	344,632	—	344,632	—

The fair values of the Company’s cash and cash equivalents, and restricted cash and investments approximates the carrying values of these assets at March 31, 2021 and December 31, 2020. Restricted cash consists of money market funds, bank deposits, commercial paper and time deposits used for asset replacement funds and other funds contractually required to be maintained at the Company's Australian subsidiary. The fair value of the money market funds and bank deposits is based on quoted market prices (Level 1) and the fair value of commercial paper and time deposits is based on market prices for similar instruments (Level 2).

The fair values of the Company's 5.875% senior unsecured notes due 2022 ("5.875% Senior Notes due 2022"), 5.875% senior unsecured notes due 2024 ("5.875% Senior Notes due 2024"), 6.00% senior unsecured notes due 2026 (“6.00% Senior Notes”), the 5.125% senior unsecured notes due 2023 ("5.125% Senior Notes") and the 6.50% exchangeable senior unsecured notes due 2026 (“Convertible Notes” or “6.50% Exchangeable Notes due 2026”) although not actively traded, are based on published financial data for these instruments. On February 25, 2021, the Company completed a private offering of $230 million aggregate principal amount of 6.50% exchangeable senior unsecured notes due 2026. The Company used the net proceeds from this offering to fund the redemption of the then outstanding amount of the Company’s 5.875% Senior Notes due 2022. Refer to Note 10 – Debt for further information.  The fair values of the Company's non-recourse debt related to the Washington Economic Development Finance Authority ("WEDFA") and the Company’s Australian subsidiary are estimated based on market prices of similar instruments. The fair value of borrowings under the senior credit facility is based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.

5. RESTRICTED CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$289,391	$32,414
Restricted cash and cash equivalents - current	29,317	27,865
Restricted cash and investments - non-current	39,924	27,271
Less Restricted investments - non-current	(37,940)	(24,969)
Total cash, cash equivalents and restricted cash and cash equivalents shown in the statement of cash flows	$320,692	$62,581

Amounts included in restricted cash and cash equivalents are attributable to certain contractual cash restriction requirements at the Company's wholly owned Australian subsidiary related to non-recourse debt and asset replacement funds contractually required to be maintained and other guarantees. Restricted investments - non-current (included in Restricted Cash and Investments in the accompanying consolidated balance sheets) consists of the Company's rabbi trust established for an employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and is not considered to be a restricted cash equivalent. Refer to Note 3 - Financial Instruments.

6. SHAREHOLDERS’ EQUITY

The following tables present the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests for the three months ended March 31, 2021 and 2020 (in thousands):

	Common shares		Additional Paid-In	Distributions in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended March 31, 2021
Balance, January 1, 2021	121,318	$1,262	$1,262,267	$(222,892)	$(22,589)	4,835	$(104,946)	$(1,020)	$912,082
Stock-based compensation expense	—	—	7,402	—	—	—	—	—	7,402
Restricted stock granted	1,248	12	(12)	—	—	—	—	—	—
Restricted stock canceled	(18)	—	—	—	—	—	—	—	—
Dividends paid [1]	—	—	—	(30,486)	—	—	—	—	(30,486)
Other adjustment to additional paid-in capital [2]	—	—	153	—	—	—	—	—	153
Purchase of treasury shares [2]	(17)	—	—	—	—	17	(153)	—	(153)
Shares withheld for net settlements of share- based awards [3]	(243)	(2)	(1,899)	—	—	—	—	—	(1,901)
Issuance of common stock - ESPP	15	—	116	—	—	—	—	—	116
Net income (loss)	—	—	—	50,544	—	—	—	(61)	50,483
Other comprehensive income (loss)	—	—	—	—	2,479	—	—	(2)	2,477
Balance, March 31, 2021	122,303	$1,272	$1,268,027	$(202,834)	$(20,110)	4,852	$(105,099)	$(1,083)	$940,173

	Common shares		Additional Paid-In	Distributions in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended March 31, 2020
Balance, January 1, 2020	121,225	$1,254	$1,230,865	$(119,779)	$(20,335)	4,210	$(95,175)	$(782)	$996,048
Proceeds from exercise of stock options	0	—	0	—	—	—	—	—	-
Stock-based compensation expense	—	—	9,768	—	—	—	—	—	9,768
Restricted stock granted	900	9	(9)	—	—	—	—	—	-
Restricted stock canceled	(21)	—	—	—	—	—	—	—	-
Dividends paid [1]	—	—	—	(57,703)	—	—	—	—	(57,703)
Other adjustment to paid-in capital [2]			8,925						8,925
Purchase of treasury shares	(554)	—	—	—	—	554	(9,009)		(9,009)
Shares withheld for net settlements of share- based awards [3]	(174)	(2)	(2,630)	—	—	—	—	—	(2,632)
Issuance of common stock - ESPP	10	1	149	—	—	—	—	—	150
Net income (loss)	—	—	—	25,181	—	—	—	(60)	25,121
Other comprehensive income (loss)	—	—	—	—	(13,164)	—	—	(48)	(13,212)
Balance, March 31, 2020	121,386	$1,262	$1,247,068	$(152,301)	$(33,499)	4,764	$(104,184)	$(890)	$957,456

[1]	Dividends paid are net of dividends forfeited on unvested shares of restricted stock.

[2]

On February 26, 2020 (the "Effective Date"), the Company and its Chief Executive Officer (“CEO”) entered into an amended and restated executive retirement agreement that amends the CEO’s executive retirement agreement. The amended and restated executive retirement agreement provides that upon the CEO’s retirement from the Company, the Company will pay a lump sum amount initially equal to $8,925,065 (the “Grandfathered Payment”) which will be paid in the form of a fixed number of shares of the Company’s common stock. The fair value of the Grandfathered Payment was reclassified to stockholders’ equity. Additional shares of the Company’s common stock are credited with a value equal to any dividends declared and paid on the Company’s shares of common stock, calculated by reference to the closing price of the Company’s common stock on the payment date for such dividends (rounded up to the nearest whole number of shares). Refer to Note 13 – Benefit Plans for further information.

[3]

During the three months ended March 31, 2021 and 2020, the Company withheld shares through net share settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees.

REIT Distributions

As a REIT, GEO is required to distribute annually at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain) and began paying regular quarterly REIT dividends in 2013. The amount, timing and frequency of future dividends, however, will be at the sole discretion of GEO's Board and will be declared based upon various factors, many of which are beyond GEO's control, including, GEO's financial condition and operating cash flows, the amount required to maintain REIT status, limitations on distributions in GEO's existing and future debt instruments, limitations on GEO's ability to fund distributions using cash generated through GEO's taxable REIT subsidiaries ("TRSs") and other factors that GEO's Board may deem relevant. On April 7, 2021, GEO’s Board immediately suspended GEO’s quarterly dividend payments. Refer to Note 15 – Subsequent Events for further information.

During the three months ended March 31, 2021 and the year ended December 31, 2020, GEO declared and paid the following regular cash distributions to its shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Aggregate Payment Amount (in millions)
February 3, 2020	February 14, 2020	February 21, 2020	$0.48	$58.2
April 6, 2020	April 17, 2020	April 24, 2020	$0.48	$58.5
July 7, 2020	July 17, 2020	July 24, 2020	$0.48	$58.5
October 6, 2020	October 16, 2020	October 23, 2020	$0.34	$41.5
January 15, 2021	January 25, 2021	February 1, 2021	$0.25	$30.5

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

Automatic Shelf Registration on Form S-3

On October 30, 2020, the Company filed an automatic shelf registration on Form S-3 with the SEC that enables the Company to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, guarantees of debt securities, warrants and units. Each time the Company offers to sell securities, the Company will provide a prospectus supplement that will contain specific information about the terms of that offering and the securities being offered. The shelf registration statement became automatically effective upon filing and is valid for three years.

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

The components of accumulated other comprehensive income (loss) attributable to GEO within shareholders' equity are as follows:

	Three Months Ended March 31, 2021
	(In thousands)
	Foreign currency translation adjustments, net of tax (1)	Change in fair value of derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2021	$(9,207)	$(4,752)	$(8,630)	$(22,589)
Current-period other comprehensive income (loss)	(626)	2,949	156	2,479
Balance, March 31, 2021	$(9,833)	$(1,803)	$(8,474)	$(20,110)

	Three Months Ended March 31, 2020
	(In thousands)
	Foreign currency translation adjustments, net of tax (1)	Change in fair value of derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2020	$(12,314)	$(1,476)	$(6,545)	$(20,335)
Current-period other comprehensive income (loss)	(8,759)	(4,512)	107	(13,164)
Balance, March 31, 2020	$(21,073)	$(5,988)	$(6,438)	$(33,499)

(1)	The foreign currency translation related to noncontrolling interests was not significant at March 31, 2021 or 2020.

7. EQUITY INCENTIVE PLANS

The Board adopted The GEO Group, Inc. Amended and Restated 2018 Stock Incentive Plan (the "2018 Amended and Restated Plan"), which was approved by the Company's shareholders on April 28, 2021. The 2018 Amended and Restated Plan supersedes the previous 2018 Stock Incentive Plan. As of the date the 2018 Amended and Restated Plan was adopted, it provided for a reserve of an additional 16,800,000 shares of common stock that may be issued pursuant to awards granted under the 2018 Amended and Restated Plan.

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each time-based or performance-based option awarded. For options granted during the three months ended March 31, 2021, the fair value was estimated using the following assumptions: (i) volatility of 43.28%; (ii) expected term of 5 years; (iii) risk free interest rate of 0.24%; and (iv) expected dividend yield of 13.30%. A summary of the activity of stock option awards issued and outstanding under Company plans was as follows for the three months ended March 31, 2021:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at January 1, 2021	1,951	$22.07	6.62	$—
Options granted	477	7.52
Options exercised	—	—
Options forfeited/canceled/expired	(115)	16.38
Options outstanding at March 31, 2021	2,313	$19.35	7.21	$112
Options vested and expected to vest at March 31, 2021	2,169	$19.84	7.70	$93
Options exercisable at March 31, 2021	1,303	$24.22	5.75	$—

On March 1, 2021, the Company granted approximately 477,000 options to certain employees which had a per share grant date fair value of $0.79. For the three months ended March 31, 2021 and 2020, the amount of stock-based compensation expense related to stock options was $0.2 million and $0.3 million, respectively. As of March 31, 2021, the Company had $1.7 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.6 years.

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

A summary of the activity of restricted stock outstanding is as follows for the three months ended March 31, 2021:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at January 1, 2021	2,154	$20.61
Granted	1,248	7.45
Vested	(785)	22.03
Forfeited/canceled	(18)	15.16
Restricted stock outstanding at March 31, 2021	2,599	$13.31

On March 1, 2021, the Company granted approximately 1,248,000 shares of restricted stock to certain employees and executive officers. Of these awards, 644,000 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2021, 2022 and 2023.

The vesting of these performance-based restricted stock grants are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the shares of restricted stock ("TSR Target Award") can vest at the end of a three year performance period if GEO meets certain total shareholder return ("TSR") performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2021 to December 31, 2023 and (ii) up to 50% of the shares of restricted stock ("ROCE Target Award") can vest at the end of a three year period if GEO meets certain return on capital employed ("ROCE") performance targets over a three year period from January 1, 2021 to December 31, 2023. These market and performance awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the performance-based awards is based on the target awards for both metrics.

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

The metric related to TSR is considered to be a market condition. For share-based awards that contain a market condition, the probability of satisfying the market condition must be considered in the estimate of grant-date fair value and previously recorded compensation expense is not reversed if the market condition is never met. The fair value of these awards was determined based on a Monte Carlo simulation, which calculates a range of possible outcomes and the probabilities that they will occur, using the following key assumptions: (i) volatility of 46.9%; (ii) beta of 0.79; and (iii) risk free rate of 0.24%.

For the three months ended March 31, 2021 and 2020, the Company recognized $7.2 million and $9.5 million, respectively, of compensation expense related to its restricted stock awards. As of March 31, 2021, the Company had $27.2 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 2.5 years.

Employee Stock Purchase Plan

The Company previously adopted The GEO Group Inc. 2011 Employee Stock Purchase Plan (the “Plan or "ESPP”) effective July 9, 2011. The Company has since amended and restated the Plan (the “Amended ESPP”) which was approved by the Company’s shareholders on April 28, 2021 and will become effective on July 9, 2021. The purpose of the Amended ESPP, which is qualified under Section 423 of the Code is to encourage stock ownership through payroll deductions by the employees of GEO and designated subsidiaries of GEO in order to increase their identification with the Company’s goals and secure a proprietary interest in the Company’s success. These deductions are used to purchase shares of the Company’s common stock at a 5% discount from the then current market price. The maximum number of shares of common stock reserved for issuance over the term of the Amended ESPP on the amended effective date shall not exceed 506,023 shares.

The Amended ESPP is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Amended ESPP are made on the last day of each month. During the three months ended March 31, 2021, 14,770 shares of the Company's common stock were issued in connection with the Amended ESPP.

8. EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing the net income attributable to The GEO Group, Inc. available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income attributable to The GEO Group, Inc. available to common stockholders represents net income attributable to The GEO Group reduced by an allocation of earnings to participating securities. The 6.50% Exchangeable Notes due 2026, which contain non-forfeitable rights to dividends declared and paid on the shares of common stock, are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Diluted EPS is calculated under the if-converted method and the two-class method for each class of shareholders using the weighted average number of shares attributable to each class. The calculation that results in the lowest diluted earnings per share amount for common stock is reported in the Company’s financial statements. The if-converted method includes the dilutive effect of potential common shares related to the 6.50% Exchangeable Notes due 2026, if any. Basic and diluted earnings per share were calculated for the three months ended March 31, 2021 and 2020 as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2021	March 31, 2020
Net income	$50,483	$25,121
Net loss attributable to noncontrolling interests	61	60
Less: Undistributed income allocable to participating securities	(1,420)	-
Net income attributable to The GEO Group, Inc. available to common stockholders	49,124	25,181
Basic earnings per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	120,022	119,394
Per share amount	$0.41	$0.21
Diluted earnings per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	120,022	119,394
Dilutive effect of equity incentive plans	395	539
Weighted average shares assuming dilution	120,417	119,933
Per share amount	$0.41	$0.21

For the three months ended March 31, 2021, 2,067,461 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share ("EPS") because the effect would be anti-dilutive. There were 1,021,859 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the three months ended March 31, 2020, 1,626,201 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 967,784 common stock equivalents from restricted shares that were anti-dilutive for the period.

On February 25, 2021, the Company’s wholly-owned subsidiary, GEO Corrections Holdings, Inc. (“GEOCH”), completed a private offering of $230 million aggregate principal amount of 6.50% Exchangeable Senior Unsecured Notes due 2026. Refer to Note 10 – Debt for additional information. As of March 31, 2021, conditions had not been met to exchange the 6.50% Exchangeable Notes due 2026 into shares of the Company’s common stock. Approximately 9.1 million shares of potential common shares associated with the conversion option embedded in the convertible notes were excluded from the computation for the three months ended March 31, 2021 as the Company’s average stock price during the period was lower than the exchange price.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

In August 2019, the Company entered into two interest rate swap agreements in the aggregate notional amount of $44.3 million to fix the interest rate on certain of its variable rate debt to 4.22%. The Company has designated these interest rate swaps as hedges against changes in the cash flows of two identical promissory notes (the "Notes") which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the Notes and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in fair value of the interest rate swaps as accumulated other comprehensive income, net of applicable taxes. Total unrealized gains recorded in other comprehensive income, net of tax, related to these cash flow hedges was $2.9 million during the three months ended March 31, 2021. The total fair value of the swap liabilities as of March 31, 2021 was $2.3 million and is recorded as a component of Other Non-Current liabilities within the accompanying consolidated balance sheet. There was no material ineffectiveness for the period presented. The Company does not expect to enter into any transactions during the next twelve months which would result in reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss). Refer to Note 10 - Debt for additional information.

The Company’s Australian subsidiary had previously entered into interest rate swap agreements to fix the interest rate on its variable rate non-recourse debt related to a project in Ravenhall, a locality near Melbourne, Australia to 4.2%. The Company had previously determined that the swaps had payment, expiration dates, and provisions that coincided with the terms of the non-recourse debt and were therefore considered to be effective cash flow hedges. Accordingly, the Company recorded the change in the fair value of the interest rate swaps in accumulated other comprehensive income, net of applicable income taxes. On May 22, 2019, the Company refinanced the associated debt and terminated the swap agreements which resulted in the reclassification of $3.9 million into losses that were previously reported in accumulated other comprehensive income. Refer to Note 10 - Debt for additional information.

10. DEBT

Debt outstanding as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Senior Credit Facility:
Term loan	$768,000	$770,000
Unamortized discount on term loan	(1,566)	(1,705)
Unamortized debt issuance costs on term loan	(3,715)	(4,043)
Revolver	631,605	704,437
Total Senior Credit Facility	1,394,324	1,468,689
6.50% Exchangeable Senior Notes:
Notes Due in 2026	230,000	—
Unamortized debt issuance costs	(9,404)	—
Total 6.50% Exchangeable Senior Notes Due in 2026	220,596	—
6.00% Senior Notes:
Notes Due in 2026	350,000	350,000
Unamortized debt issuance costs	(3,562)	(3,709)
Total 6.00% Senior Notes Due in 2026	346,438	346,291
5.875% Senior Notes:
Notes Due in 2024	225,293	242,500
Unamortized debt issuance costs	(1,750)	(2,000)
Total 5.875% Senior Notes Due in 2024	223,543	240,500
5.125% Senior Notes:
Notes Due in 2023	278,783	281,783
Unamortized debt issuance costs	(1,841)	(2,033)
Total 5.125% Senior Notes Due in 2023	276,942	279,750
5.875% Senior Notes:
Notes Due in 2022	—	193,958
Unamortized debt issuance costs	—	(710)
Total 5.875% Senior Notes Due in 2022	—	193,248
Non-Recourse Debt	338,481	344,614
Unamortized debt issuance costs on non-recourse debt	(5,108)	(5,237)
Unamortized discount on non-recourse debt	(17)	(25)
Total Non-Recourse Debt	333,356	339,352
Finance Lease Liabilities	5,262	5,029
Other debt	42,154	42,413
Total debt	2,842,615	2,915,272
Current portion of finance lease liabilities, long-term debt and non-recourse debt	(27,135)	(26,180)
Finance Lease Liabilities, long-term portion	(2,890)	(2,988)
Non-Recourse Debt, long-term portion	(317,603)	(324,223)
Long-Term Debt	$2,494,987	$2,561,881

Amended Credit Agreement

On June 12, 2019, GEO entered into Amendment No. 2 to Third Amended and Restated Credit Agreement (the "Credit Agreement") by and among the refinancing lenders party thereto, the other lenders party thereto, GEO and GEO Corrections Holdings, Inc. and the administrative agent. Under the amendment, the maturity date of the revolver component of the Credit Agreement was extended to May 17, 2024. The borrowing capacity under the amended revolver remains at $900.0 million, and its pricing remains unchanged currently bearing interest at LIBOR plus 2.25%. As a result of the transaction, the Company incurred a loss on extinguishment of debt of $1.2 million during 2019 related to certain unamortized deferred loan costs. Additionally, loan costs of $4.7 million were incurred and capitalized in connection with the transaction.

The Credit Agreement evidences a credit facility (the "Credit Facility") consisting of a $792.0 million term loan bearing interest at LIBOR plus 2.00% (with a LIBOR floor of 0.75%), and a $900.0 million revolver initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD275 million, or $196 million, based on exchange rates as of March 31, 2021, available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars under the Australian Dollar Letter of Credit Facility (the "Australian LC Facility"). As of March 31, 2021, there were no letters of credit issued under the Australian LC Facility. Amounts to be borrowed by GEO under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The term loan component is scheduled to mature on March 23, 2024. The revolving credit commitment component is scheduled to mature on May 17, 2024. The Credit Agreement also has an accordion feature of $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

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

On August 18, 2016, the Company executed a letter of offer providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of approximately AUD58 million, or $44.1 million, based on exchange rates in effect as of March 31, 2021 (collectively, the “Bank Guarantee Facility”). The Bank Guarantee Facility allows GEO to provide letters of credit to assure performance of certain obligations of its wholly owned subsidiary relating to its correctional facility in Ravenhall, located near Melbourne, Australia. The Bank Guarantee Facility is unsecured. The issuance of letters of credit under the Bank Guarantee Facility is subject to the satisfaction of the conditions precedent specified in the letter of offer. Letters of credit issued under the bank guarantee lines are due on demand and letters of credit issued under the bank guarantee/standby sub-facility cannot have a duration exceeding twelve months. The Bank Guarantee Facility may be terminated by the lender on 90 days written notice. As of March 31, 2021, there was AUD58 million in letters of credit issued under the Bank Guarantee Facility.

As of March 31, 2021, the Company had approximately $768.0 million in aggregate borrowings outstanding under its term loan, approximately $631.6 million in borrowings under its revolver, and approximately $59.4 million in letters of credit which left approximately $209.0 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of March 31, 2021 was 2.57%.

6.50% Exchangeable Senior Notes due 2026

On February 24, 2021, the Company’s wholly-owned subsidiary, GEO Corrections Holdings, Inc. (“GEOCH”), completed a private offering of $230 million aggregate principal amount of 6.50% exchangeable senior unsecured notes due 2026 (the “Convertible Notes”), which included the full exercise of the initial purchasers’ over-allotment option to purchase an additional $30 million aggregate principal amount of Convertible Notes. The Convertible Notes will mature on February 23, 2026, unless earlier repurchased or exchanged. The Convertible Notes bear interest at the rate of 6.50% per year plus an additional amount based on the dividends paid by the Company on its common stock, $0.01 par value per share. Interest on the notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021.

Subject to certain restrictions on share ownership and transfer, holders may exchange the notes at their option prior to the close of business on the business day immediately preceding November 25, 2025, but only under the following circumstances: (1) during the five consecutive business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the exchange rate for the notes on each such trading day; or (2) upon the occurrence of certain specified corporate events. On or after November 25, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, holders may exchange their notes at any time, regardless of the foregoing circumstances. Upon exchange of a note, GEO will pay or deliver, as the case may be, cash or a combination of cash and shares of the Company’s common stock. As of March 31, 2021, conditions had not been met to convert.

Upon conversion, the Company will pay or deliver, as the case may be, cash or a combination of cash and shares of common stock. The initial conversion rate is 108.4011 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $9.225 per share of common stock). The conversion rate will be subject to adjustment in certain events. If the Company or GEOCH undergoes a fundamental change, holders may require GEOCH to purchase the notes in whole or in part for cash at a fundamental change purchase price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.

The Company used the net proceeds from this offering, including the exercise in full of the initial purchasers' over-allotment option to fund the redemption of the then outstanding amount of approximately $194.0 million of the Company’s 5.875% senior notes due 2022, to re-purchase additional senior notes and used remaining net proceeds to pay related transaction fees and expenses, and for general corporate purposes of the Company. As a result of the redemption, deferred loan costs in the amount of approximately $0.7 million were written off to loss on extinguishment of debt during the three months ended March 31, 2021.

The notes were offered in the United States only to persons reasonably believed to be “qualified institutional buyers” pursuant to Rule 144A under the Securities Act, and outside of the United States to non-U.S. persons in compliance with Regulation S under the Securities Act. Neither the notes nor any of the shares of the Company’s common stock issuable upon exchange of the notes, if any, have been, or will be, registered under the Securities Act and, unless so registered, may not be offered or sold in the United States, except pursuant to an applicable exemption from the registration requirements under the Securities Act.

The Company elected to early adopt ASU 2020-06, Debt – Debt with Conversion and Other Options and Derivatives and Hedging – Contracts in Entity’s Own Equity, on January 1, 2021. The new standard simplifies the accounting for convertible debt by removing the requirements to separately present certain conversion features in equity. In addition, the new standard also simplifies the guidance in ASC 815-40, Derivatives and Hedging – Contract in Entity’s Own Equity, by removing certain criteria that must be satisfied to classify a contract as equity. Finally, the new standard revises the guidance on calculating earnings per share. The Company determined under the guidance of the new standard that the embedded conversion option does not require bifurcation and all proceeds were allocated to the Convertible Notes as a single instrument and is included in Long-Term Debt in the accompanying consolidated balance sheets. The costs incurred in the issuance, including initial purchasers discount, totaling approximately $9.6 million, are classified as a cash outflow within the financing activities section in the consolidated statement of cash flows, and are also being amortized to expense over the term of the Convertible Notes. The Company did not have any convertible instruments during 2020.

Because the Company currently intends to settle conversions by paying cash up to the principal amount of the Convertible Notes, with any excess conversion value settled in shares of common stock, the Convertible Notes are being accounted for using the net settlement method (or treasury stock-type method) for the purposes of calculating diluted earnings per share. Using this method, the denominator will be affected when the average share price of the Company's common stock for a given period is greater than the conversion price of approximately $9.225 per share. There was no dilutive impact for the three months ended March 31, 2021.

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

5.875% Senior Notes due 2022

Interest on the 5.875% Senior Notes due 2022 accrued at the stated rate. The Company paid interest semi-annually in arrears on January 15 and July 15 of each year. On or after January 15, 2017, the Company had a right, at its option, to redeem all or part of the 5.875% Senior Notes due 2022 at the redemption prices set forth in the indenture governing the 5.875% Senior Notes due 2022. The Company redeemed the outstanding amount of 5.875% Senior Notes due 2022 in March 2021. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors.

Debt Repurchases

On August 16, 2019, the Company's Board of Directors authorized the Company to repurchase and/or retire a portion of the 6.00% Senior Notes due 2026, the 5.875% Senior Notes due 2024, the 5.125% Senior Notes due 2023, the 5.875% Senior Notes due 2022 (collectively the "GEO Senior Notes") and the Company's term loan under its Amended Credit Agreement through cash purchases, in open market purchases, privately negotiated transactions, or otherwise, up to an aggregate maximum of $100.0 million, subject to certain limitations through December 31, 2020. During the first quarter of 2021, the 5.875% Senior Notes due 2022 were paid off in connection with the offering of the Convertible Notes discussed above. On February 11, 2021, the Board authorized a new repurchase program for repurchases/retirements of the above referenced Senior Notes and term loan, subject to certain limitations up to an aggregate maximum of $100.0 million through December 31, 2022.

During the first quarter of 2021, the Company repurchased $3.0 million in aggregate principal amount of its 5.125% Senior Notes due 2023 at a weighted average price of 89.38% for a total cost of $2.7 million. Additionally, the Company repurchased $17.2 million in aggregate principal amount of its 5.875% Senior Notes due 2024 at a weighted average price of 79.51% for a total cost of $13.7 million. As a result of these repurchases, the Company recognized a gain on extinguishment of debt of $3.8 million during the first quarter of 2021.

During the first quarter of 2020, the Company repurchased $5.5 million in aggregate principal amount of its 5.125% Senior Notes due 2023 at a weighted average price of 70.68% for a total cost of $3.9 million. As a result of these repurchases, the Company recognized a net gain on extinguishment of debt of $1.6 million during the first quarter of 2020.

Non-Recourse Debt

Northwest ICE Processing Center

The remaining balance of the original debt service requirement under the $54.4 million note payable ("2011 Revenue Bonds") to WEDFA is $8.1 million, all of which is classified as current in the accompanying consolidated balance sheet as of March 31, 2021. The payment of principal and interest on the 2011 Revenue Bonds issued by WEDFA is non-recourse to GEO. The 2011 Revenue Bonds will mature in October 2021 with a fixed coupon rate of 5.25%.

As of March 31, 2021, included in current restricted cash and cash equivalents is $6.7 million of funds held in trust for debt service and other reserves with respect to the above-mentioned note payable to WEDFA.

Australia - Ravenhall

In connection with a design and build project agreement with the State of Victoria, in September 2014, the Company entered into a syndicated facility agreement (the "Construction Facility") to provide debt financing for construction of the project. The Construction Facility provided for non-recourse funding up to AUD791 million, or approximately $601.8 million, based on exchange rates as of March 31, 2021. In accordance with the terms of the contract, upon completion and commercial acceptance of the project in late 2017, the State of Victoria made a lump sum payment of AUD310 million, or approximately $235.9 million, based on exchange rates as of March 31, 2021. The term of the Construction Facility was through September 2020 and bore interest at a variable rate quoted by certain Australian banks plus 200 basis points. On May 22, 2019, the Company completed an offering of AUD461.6 million, or $351.2 million, based on exchange rates as of March 31, 2021, aggregate principal amount of non-recourse senior secured notes due 2042 (the "Non-Recourse Notes"). The amortizing Non-Recourse Notes were issued by Ravenhall Finance Co Pty Limited in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Non-Recourse Notes were issued with a coupon and yield to maturity of 4.23% with a maturity date of March 31, 2042. The net proceeds from this offering were used to refinance the outstanding Construction Facility and to pay all related fees, costs and expenses associated with the transaction. As a result of the transaction, the Company incurred a $4.5 million loss on extinguishment of debt related to swap termination fees and unamortized deferred costs associated with the Construction Facility. Additionally, loan costs of approximately $7.5 million were incurred and capitalized in connection with the offering.

Other

In August 2019, the Company entered into two identical Notes in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the Notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. The Company has entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at March 31, 2021 is $0.7 million of deferred loan costs incurred in the transaction. Refer to Note 9 - Derivative Financial Instruments for further information.

Guarantees

Australia

The Company has entered into a guarantee in connection with the operating performance of a facility in Australia. The obligation amounted to approximately AUD58 million, or $44.1 million, based on exchange rates as of March 31, 2021. The guarantee is secured by outstanding letters of credit under the Company's Revolver.

At March 31, 2021, the Company also had seven other letters of credit outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $10.2 million.

Except as discussed above, the Company does not have any off-balance sheet arrangements.

11. COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

On July 7, 2020, a purported shareholder class action lawsuit was filed against the Company, its Chief Executive Officer, George C. Zoley (“Mr. Zoley”), and its Chief Financial Officer, Brian R. Evans (“Mr. Evans”), in the U.S. District Court for the Southern District of Florida.  On October 1, 2020, the Court entered an unopposed order appointing lead plaintiffs, approving the selection of counsel, dismissing the initial complaint, and setting a deadline for the filing of an amended complaint.  On November 18, 2020, the lead plaintiffs filed a consolidated class action amended complaint.  The amended complaint alleges that the Company and Messrs. Zoley and Evans––as well as J. David Donahue (“Mr. Donahue”), the Company’s former Senior Vice President and President of the U.S. Secure Services division, and Ann M. Schlarb (“Ms. Schlarb”), the Company’s Senior Vice President and President of the GEO Care division––made materially false and misleading statements and/or omissions related to GEO’s business––including quality of operations, corporate social responsibility, competitive strengths, business strategies, health and safety, sources of financing, dividend expectations, and COVID-19 procedures.  The amended complaint is brought by lead plaintiffs James Michael DeLoach and Edward Oketola, individually and on behalf of a class consisting of all persons and entities––other than the defendants, the officers and directors of the Company, members of their immediate families and their legal representatives, heirs, successors or assigns and any entity in which the defendants have or had a controlling interest––who purchased or otherwise acquired the Company’s securities during the alleged class period from November 7, 2018 to August 5, 2020, inclusive.  The amended complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and alleges that Messrs. Zoley, Evans, and Donahue and Ms. Schlarb violated Section 20(a) of the Exchange Act. The amended complaint seeks damages, interest, attorneys’ fees, expert fees, other costs, and such other relief as the court may deem proper.  On December 18, 2020, the defendants filed a motion to dismiss the amended complaint.  Lead plaintiffs filed their opposition to the motion to dismiss on January 19, 2021, and defendants’ reply was filed on February 2, 2021.  The motion to dismiss is now fully briefed.

As previously reported and described in the Company's periodic reports, including most recently in its Form 10-K for the year ended December 31, 2020, former civil immigration detainees at the Aurora ICE Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the U.S. District Court for the District of Colorado. The complaint alleges that the Company was in violation of the Colorado Minimum Wages of Workers Act and the Federal Trafficking Victims Protection Act (“TVPA”). The plaintiff class claims that the Company was unjustly enriched because of the level of payment the detainees received for work performed at the facility, even though the voluntary work program as well as the wage rates and standards associated with the program that are at issue in the case are authorized by the Federal government under guidelines approved by the United States Congress. On July 6, 2015, the court found that detainees were not employees under the Colorado Minimum Wage Order and dismissed this claim. In February 2017, the Court granted the plaintiff-class’ motion for class certification on the TVPA and unjust enrichment claims. The plaintiff class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the Court may deem proper. In the time since the Colorado suit was initially filed, three similar lawsuits have been filed - two in Washington and one in California. The first of the two Washington lawsuits was filed on September 9, 2017 by immigration detainees against the Company in the U.S. District Court for the Western

District of Washington.  The second lawsuit was filed on September 20, 2017 by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. In California, a class-action lawsuit was filed on December 19, 2017 by immigration detainees against the Company in the U.S. District Court Eastern Division of the Central District of California. All three lawsuits allege violations of the respective state’s minimum wage laws. However, the California lawsuit, like the Colorado suit, also includes claims that the Company violated the TVPA and California's equivalent state statute. The California court certified a nationwide class which would allow the plaintiffs to primarily seek injunctive relief or policy changes at a number of facilities if they are successful on the merits of their claims. On July 2, 2019, the Company filed a Motion for Summary Judgment in the Washington Attorney General’s Tacoma lawsuit based on the Company’s position that its legal defenses prevent the case from proceeding to trial. The federal court in Washington denied the Company's Motion for Summary Judgment on August 6, 2019. However, on August 20, 2019, the United States Department of Justice filed a Statement of Interest, which asked the Washington court to revisit its prior denial of the Company's intergovernmental immunity defense in the case. While the Washington court ultimately elected not to dismiss the case at the time, its order importantly declared that the Company's intergovernmental immunity defense was legally viable, to be ultimately determined at trial. After putting them on “standby” for most of 2020 due to the COVID-19 pandemic, the trial court entered an order setting both suits for an estimated three-week trial beginning June 1, 2021. The court ordered a remote trial, but with the possibility of in-person proceedings. The order notes the Company’s exception to the remote trial setting. The Company filed a motion for reconsideration of the judge’s order setting a remote trial on April 8, 2021, requesting that the trial date be moved from June 1, 2021 to the earliest possible date after July 1, 2021, when the State of Washington plans to allow in-person trials to resume. On April 9, 2021, the Washington court denied the motion for reconsideration for an in-person trial, ruling that a “hybrid” trial, with some parts being conducted in-person with COVID-19 precautions, will begin on June 1, 2021. On April 28, 2021, the court ruled that the entire trial will be conducted remotely. The Company intends to take all necessary steps to vigorously defend itself and has consistently refuted the allegations and claims in these lawsuits. The Company has not recorded an accrual relating to these matters at this time, as a loss is not considered probable nor reasonably estimable at this stage of the lawsuits.

On December 30, 2019, the Company filed a lawsuit for declaratory and injunctive relief challenging California’s newly enacted law - Assembly Bill 32 (AB-32) - which bars the federal government from engaging the Company or any other government contractors to provide detention services for illegal immigrants. The Company’s claims, as described in the lawsuit, are grounded in authoritative legal doctrine that under the Constitution’s Supremacy Clause, the federal government is free from regulation by any state. By prohibiting federal detention facilities in California, the suit argues AB-32 substantially interferes with the ability of U.S. Marshals Service (“USMS”) and ICE to carry out detention responsibilities for the federal government. Secondly, because AB-32 creates exceptions to the State of California when using the Company or any government contractors (to alleviate overcrowding), California’s statute unlawfully discriminates against the federal government. On December 31, 2019, GEO filed its motion for a preliminary injunction restraining California’s Governor and Attorney General from enforcing AB-32 against the Company’s detention facilities on behalf of USMS and ICE. On January 24, 2020, the United States filed a lawsuit challenging AB-32. The court heard motions for preliminary injunction from the Company and the United States on July 16, 2020.  The court ordered the parties to submit supplemental briefing and indicated it wouldrender an opinion sometime after the filing deadline of August 18, 2020. On July 20, 2020 the court consolidated both lawsuits. On October 8, 2020, the court issued an order granting, in part, and denying in part, the Company and the Untied State’s motions and California’s motion to dismiss. Among other findings, the court (1) dismissed the Company’s intergovernmental immunity claims as well as the United States’ preemption claims as applied to ICE facilities; (2) found that the Company and the United States were likely to succeed on the preemption claims as applied to U.S. Marshals’ facilities and enjoined enforcing AB-32 against those facilities; and (3) refused to enjoin California from enforcing AB-32 against ICE contracts with the Company and the United States. The Company and the United States have appealed to the Ninth Circuit Court of Appeals. Oral argument is set for June 7, 2021.

On April 29, 2021, the Company filed a lawsuit for declaratory and injunctive relief challenging the State of Washington’s newly enacted law – House Bill 1090 (EHB 1090) – that purports to prohibit the United States from using detention facilities operated by private contractors to house detainees in the custody of U.S. Immigration and Customs Enforcement (ICE).

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

Other Assessment

A state non-income tax audit completed in 2016 included tax periods for which the state tax authority had previously processed a substantial tax refund. At the completion of the audit fieldwork, the Company received a notice of audit findings disallowing deductions that were previously claimed by the Company, approved by the state tax authority and served as the basis for the approved refund claim. In early January 2017, the Company received a formal Notice of Assessment of Taxes and Demand for Payment from the taxing authority disallowing the deductions. The total tax, penalty and interest related to the assessment is approximately $19.4 million. The Company is appealing an administrative ruling and disagrees with the assessment and intends to take all necessary steps to vigorously defend its position.  The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of outside counsel in connection with this matter.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, allows employers to defer the deposit and payment of the employer's share of Social Security taxes. The deferral applies to deposits and payments of the employer’s share of Social Security tax that would otherwise be required to be made during the period beginning on March 27, 2020 and ending on December 31, 2020. The deferred amounts are due to be paid in two equal installments on December 31, 2021 and December 31, 2022. As a result of the CARES Act, the Company has deferred the payment of approximately $42.1 million related to these payroll taxes as of March 31, 2021.

Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing active capital projects will be approximately $47.5 million of which $34.6 million was spent through the first three months of 2021. The Company estimates the remaining capital requirements related to these capital projects will be $12.9 million which will be spent through the remainder of 2021.

Idle Facilities

As of March 31, 2021, the Company was marketing eight of its idle facilities to potential customers. The carrying values of these idle facilities are included in Property and Equipment, Net in the accompanying consolidated balance sheets. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that can be easily transferred for use at other facilities. There was no indication of impairment related to the Company's idle facilities at March 31, 2021.

		Design		Net Carrying Value
Facility	Segment	Capacity	Date Idled	3/31/2021
D. Ray James Correctional Facility	Secure Services	1,900	2021	$53,946
Moshannon Valley Correctional Facility	Secure Services	1,878	2021	56,470
Rivers Correctional Facility	Secure Services	1,450	2021	40,733
Queens Detention Facility	Secure Services	222	2021	17,192
McFarland Female Community Reentry Facility	Secure Services	300	2020	11,975
Perry County Correctional Facility	Secure Services	690	2015	11,442
Coleman Hall	GEO Care	350	2017	8,425
Cheyenne Mountain Recovery Center	GEO Care	750	2020	17,542
Total		7,540		$217,725

12. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the U.S. Secure Services segment; the GEO Care segment; the International Services segment; and the Facility Construction & Design segment. The Company's segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenues:
U.S. Secure Services	$387,011	$398,109
GEO Care	135,482	144,463
International Services	53,484	56,850
Facility Construction & Design [1]	400	5,595
Total revenues	$576,377	$605,017
Operating income from segments:
U.S. Secure Services	$71,465	$74,009
GEO Care	35,459	30,275
International Services	7,172	5,650
Facility Construction & Design [1]	13	10
Operating income from segments	$114,109	$109,944
General and Administrative Expenses	(48,479)	(53,782)
Total Operating Income	$65,630	$56,162

[1]	Facility Construction & Design revenues relate to an expansion project at the Company's managed-only Fulham Correctional Centre in Australia which has been substantially completed.

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Operating income from segments	$114,109	$109,944
Unallocated amounts:
General and administrative expenses	(48,479)	(53,782)
Net interest expense	(25,642)	(28,742)
Gain on extinguishment of debt	3,038	1,563
Gain on sales of real estate	13,329	424
Income before income taxes and equity in earnings of affiliates	$56,355	$29,407

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

The Company has recorded $0.9 million in earnings, net of tax, for SACS operations during the three months ended March 31, 2021, and $1.0 million in earnings, net of tax, for SACS operations during the three months ended March 31, 2020, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of March 31, 2021 and December 31, 2020, the Company’s investment in SACS was $10.5 million and $11.1 million, respectively, and represents its share of cumulative reported earnings.

The Company has recorded $1.1 million in earnings, net of tax, for GEOAmey's operations during the three months ended March 31, 2021, and $1.2 million in earnings, net of tax, for GEOAmey's operations during the three months ended March 31, 2020, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of March 31, 2021 and December 31, 2020, the Company’s investment in GEOAmey was $10.6 million and $11.8 million, respectively, and represents its share of cumulative reported earnings.

13. BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$33,530	$37,551
Service cost	351	1,254
Interest cost	319	1,306
Actuarial gain	—	3,180
Other reclassification [1]	—	(8,925)
Benefits paid	(216)	(836)
Projected benefit obligation, end of period	$33,984	$33,530
Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	216	836
Benefits paid	(216)	(836)
Plan assets at fair value, end of period	$—	$—
Unfunded Status of the Plan	$33,984	$33,530

	Three Months Ended
	March 31, 2021	March 31, 2020
Components of Net Periodic Benefit Cost
Service cost	$351	$313
Interest cost	319	326
Net loss	197	135
Net periodic pension cost	$867	$774

[1] The Company has a non-qualified deferred compensation agreement with its CEO. The agreement provided for a lump sum cash payment upon retirement, no sooner than age 55. As of March 31, 2021, the CEO had reached age 55 and was eligible to receive the payment upon retirement.

On February 26, 2020 (the "Effective Date"), the Company and its CEO entered into an amended and restated executive retirement agreement that amends the CEO’s executive retirement agreement.

The amended and restated executive retirement agreement provides that upon the CEO’s retirement from the Company, the Company will pay a lump sum amount initially equal to $8,925,065 (determined as of February 26, 2020) (the “Grandfathered Payment”) which will be paid in the form of a fixed number of shares of the Company’s common stock. The Grandfathered Payment will be delayed for six months and a day following the effective date of the CEO’s termination of employment in compliance with Section 409A of the Code.

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

The long-term portion of the pension liability as of March 31, 2021 and December 31, 2020 was $33.7 million and $33.2 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

14. RECENT ACCOUNTING PRONOUNCEMENTS

The Company implemented the following accounting standards during the three months ended March 31, 2021:

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options”. The guidance in this update simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU also simplify the guidance in ASC 815-40, “Derivatives and Hedging: Contracts in an Entity’s Own Equity” by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or shares. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company elected to early adopt this standard effective January 1, 2021. The adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

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

In August 2018, the FASB issued ASU No. 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715.20)" as a part of its disclosure framework project. The amendments in this update remove, modify and add certain disclosures primarily related to amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, explanations for reasons for significant gains and losses related to changes in the benefit obligation for the period, and projected and accumulated benefit obligations. The new standard became effective for the Company on January 1, 2021. The adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on the Company's results of operations or financial position.

15. SUBSEQUENT EVENTS

Quarterly Dividends

On April 7, 2021, GEO announced that its Board had immediately suspended GEO’s quarterly dividend payments with the goal of maximizing the use of cash flows to repay debt, deleverage and internally fund growth. While GEO currently intends to maintain its corporate tax structure as a REIT, the Board is evaluating GEO’s corporate tax structure as a REIT. The Board’s evaluation of the current corporate tax structure and GEO’s REIT status is expected to take into consideration, among other factors, potential changes to GEO’s financial operating performance, as well as, potential changes to the Code applicable to U.S. corporations and REITs. As a part of this evaluation, GEO has engaged financial advisors and legal advisors to assist in evaluating various corporate structure alternatives. The Board expects to conclude its evaluation in the fourth quarter of 2021, and should the Board determine to maintain GEO’s REIT status, an additional dividend payment may be required before year-end in order to meet the minimum REIT distribution requirements under the Code.

Senior Credit Facility

On April 30, 2021 and May 4, 2021, the Company elected to draw down $20 million and $150 million, respectively in borrowings under its credit facility as a liquidity management strategy. In order to maintain maximum financial flexibility, the Company plans to maintain this liquidity on hand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, the impact of COVID-19 on our business, the efficacy and distribution of COVID-19 vaccines, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•

our ability to mitigate the transmission of the current pandemic of the novel coronavirus, or COVID-19, at our secure facilities, processing centers and reentry centers and the efficacy and distribution of COVID-19 vaccines;

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

•	our ability to successfully respond to delays encountered by states pursuing public-private partnerships for secure services and cost savings initiatives implemented by a number of states;
•	our ability to activate the inactive beds at our idle facilities;
•	our ability to maintain or increase occupancy rates at our facilities;
•	the impact of our suspension of quarterly dividend payments and our ability to maximize the use of cash flows to repay debt, deleverage and internally fund growth;
•	the timing and impact of our Board’s evaluation of our corporate tax structure and capital structure alternatives;
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
•

the covenants in the indentures governing the 6.50% Convertible Notes, 6.00% Senior Notes, the 5.125% Senior Notes and the 5.875% Senior Notes and the covenants in our senior credit facility impose significant operating and financial restrictions which may adversely affect our ability to operate our business;

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
•

we are subject to the loss of our facility management contracts, due to executive orders, terminations, non-renewals or competitive re-bids, which could adversely affect our results of operations and liquidity, including our ability to secure new facility management contracts from other government customers;

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
•

other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in the Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed with the SEC.

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q.

Introduction

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described above under “Forward-Looking Information”, those described below under "Part II - Item 1A. Risk Factors" and under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. The discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

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

At March 31, 2021, our worldwide operations include the management and/or ownership of approximately 92,000 beds at 116 secure services and community based facilities, including idle facilities, and also include the provision of community supervision services for more than 210,000 individuals, including over 100,000 through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

•	our youth services include residential, shelter care and community-based services along with rehabilitative and educational programs;
•	we provide comprehensive electronic monitoring and supervision services;
•	we develop new facilities, using our project development experience to design, construct and finance what we believe are state-of-the-art facilities;
•	we provide secure transportation services; and
•	our services are provided at facilities which we either own, lease or are owned by the government.

For the three months ended March 31, 2021 and 2020, we had consolidated revenues of $576.4 million and $605.0 million, respectively. We maintained an average company-wide facility occupancy rate of 84.6% including 83,466 active beds and excluding 8,248 idle beds which includes those being marketed to potential customers for the three months ended March 31, 2021, and 90.2% including 90,865 active beds and excluding 3,368 idle beds which includes those being marketed to potential customers and beds under development for the three months ended March 31, 2020. The decrease in occupancy is primarily due to the impact of the COVID-19 pandemic as well as the impacts of the Executive Order.

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

During the three months ended March 31, 2021 and the year ended December 31, 2020, respectively, we declared and paid the following regular cash distributions to our shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Aggregate Payment Amount (in millions)
February 3, 2020	February 14, 2020	February 21, 2020	$0.48	$58.2
April 6, 2020	April 17, 2020	April 24, 2020	$0.48	$58.5
July 7, 2020	July 17, 2020	July 24, 2020	$0.48	$58.5
October 6, 2020	October 16, 2020	October 23, 2020	$0.34	$41.5
January 15, 2021	January 25, 2021	February 1, 2021	$0.25	$30.5

On April 7, 2021, we announced that our Board had immediately suspended GEO’s quarterly dividend payments with the goal of maximizing the use of cash flows to repay debt, deleverage and internally fund growth. While we currently intend to maintain our corporate tax structure as a REIT, the Board is evaluating GEO’s corporate tax structure as a REIT. The Board’s evaluation of the current corporate tax structure and GEO’s REIT status is expected to take into consideration, among other factors, potential changes to GEO’s financial operating performance, as well as, potential changes to the Code applicable to U.S. corporations and REITs. As a result of this evaluation, we have engaged financial advisors and legal advisors to assist in evaluating various corporate structure alternatives. The Board expects to conclude its evaluation in the fourth quarter of 2021, and should the Board determine to maintain GEO’s REIT status, an additional dividend payment may be required before year-end in order to meet the minimum REIT distribution requirements under the Code.

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 16, 2021, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the year ended December 31, 2020.

2021 Developments

Executive Order

On January 26, 2021, President Biden signed an executive order directing the United States Attorney General not to renew U.S. Department of Justice (“DOJ”) contracts with privately operated criminal detention facilities, as consistent with applicable law (the “Executive Order”). Two agencies of the DOJ, the Federal Bureau of Prisons (“BOP”) and U.S. Marshals Service (“USMS”), utilize our services. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts.  Our contracts with the BOP for our company-owned 1,940-bed Great Plains Correctional Facility, our company-owned 1,732-bed Big Spring Correctional Facility, our company-owned 1,800-bed Flightline Correctional Facility, and our company-owned 1,800-bed North Lake Correctional Facility have renewal option periods that expire on May 31, 2021, November 30, 2021, November 30, 2021, and September 30, 2022, respectively. Additionally, the contracts with the BOP for the county owned and managed 1,800-bed Reeves County Detention Center I & II and the 1,376-bed Reeves County Detention Center III have renewal option periods that expire September 30, 2022 and June 30, 2022, respectively. We have a management agreement with Reeves County, Texas for the management oversight of these two county-owned facilities. The Great Plains, Big Spring, Flightline, North Lake Correctional Facilities, Reeves County Detention Center I & II and Reeves County Detention Center III generated approximately $145 million in revenues during the year ended December 31, 2020.. The BOP has experienced a decline in federal prison populations over the last several years, a trend that has more recently been accelerated by the COVID-19 global pandemic. As a result of the Executive Order and the decline in federal prison populations, our above described contracts with the BOP may not be renewed over the coming years. On March 5, 2021, we were notified by the BOP that it has decided to not exercise its contract renewal option for the company-owned, 1,940-bed Great Plains Correctional Facility in Oklahoma, when the contract base period expires on May 31, 2021. On March 25, 2021, we were notified that the BOP will terminate its contract with the county-owned and managed Reeves I & II effective May 10, 2021. For the three months ended March 31, 2021, our secure services contracts with the BOP accounted for approximately 12% of our total revenues.

Unlike the BOP, the USMS does not own and operate its detention facilities. The USMS contracts for the use of facilities, which are generally located in areas near federal courthouses, primarily through intergovernmental service agreements, and to a lesser extent, direct contracts. We are cooperating with the USMS in assessing various alternatives on how to comply with the Executive Order. During the first quarter of 2021, we were notified by the USMS that it would not renew its contract for the company-owned Queens Detention Facility in New York, which ended on March 31, 2021. We currently operate four additional detention facilities that are under direct contracts and eight detention facilities that are under intergovernmental agreements with the USMS. The four direct contracts are up for renewal at various times over the next few years, including two in late 2021. For the three months ended March 31, 2021, the direct contracts and intergovernmental agreements with the USMS accounted for approximately 15% of our total revenues.

The Executive Order only applies to agencies that are part of the DOJ, which includes the BOP and USMS. U.S. Immigration and Customs Enforcement (“ICE”) facilities are not covered by the Executive Order as ICE is an agency of the Department of Homeland Security, not the DOJ. However, it is possible that the federal government could choose to take similar action on ICE facilities in the future. For the three months ended March 31, 2021, contracts for ICE Processing Centers, not including the Alternatives to Detention contract, accounted for approximately 23% of our total revenues.

President Biden’s administration may implement additional executive orders or directives relating to federal criminal justice policies and immigration policies which may impact the federal government’s use of public-private partnerships with respect to correctional and detention needs, including with respect to our contracts, and/or may impact the budget and spending priorities of federal agencies, including the BOP, USMS, and ICE.

COVID-19

We have been and are currently closely monitoring the impact of the COVID-19 pandemic and the efficacy and distribution of COVID-19 vaccines on all aspects of our business and geographies, including how it will impact those entrusted in our care and governmental partners. We did incur disruptions during the three months ended March 31, 2021 from the COVID-19 pandemic and are unable to predict the overall future impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. Refer to further discussion regarding the economic impacts of COVID-19 to our operations in the Outlook section below.

Contract Terminations/Expirations

On March 5, 2021, we were notified by the BOP that it has decided to not exercise the contract renewal option for the company-owned, 1,940-bed Great Plains Correctional Facility in Oklahoma, when the contract base period expires on May 31, 2021. The contract for the facility generated approximately $35 million in annualized revenues.

On March 15, 2021, we announced that the USMS has decided to not exercise the contract renewal option for our company-owned, 222-bed Queens Detention Facility in New York, when the contract base period ended on March 31, 2021. The contract for the facility generated approximately $19 million in annualized revenues.

On March 25, 2021, we were notified by the BOP that it has decided to terminate the contract for the county-owned and managed, 1,800-bed Reeves County Detention Center I & II in Texas effective May 10, 2021, which the contract base period was to expire on September 30, 2022. The contract for the facility generated approximately $35 million in annualized revenues.

We were also not awarded the managed-only contracts for the Bay, Graceville and Moore Haven Correctional and Rehabilitation Facilities in Florida during the recent re-bid solicitation process. These contracts have a final full-term expiration on June 30, 2021.We have subsequently filed a protest challenging the award of the contracts. The contracts for these facilities generated approximately $15 million, $35 million and $15 million in annualized revenues respectively.

Idle Facilities

We are currently marketing approximately 7,500 vacant beds at eight of our idle facilities to potential customers. The carrying values of these idle facilities totaled $217.7 million as of March 31, 2021, excluding equipment and other assets that can be easily transferred for use at other facilities. Refer to Note 11 – Commitments and Contingencies included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2021, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of First Quarter 2021 and First Quarter 2020

Revenues

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$387,011	67.1%	$398,109	65.8%	$(11,098)	(2.8)%
GEO Care	135,482	23.5%	144,463	23.9%	(8,981)	(6.2)%
International Services	53,484	9.3%	56,850	9.4%	(3,366)	(5.9)%
Facility Construction & Design	400	0.1%	5,595	0.9%	(5,195)	(92.9)%
Total	$576,377	100.0%	$605,017	100.0%	$(28,640)	(4.7)%

U.S. Secure Services

Revenues decreased by $11.1 million in First Quarter 2021 compared to First Quarter 2020 due to net decreases in populations of $12.1 million primarily at our ICE processing centers and BOP facilities primarily due to the COVID-19 pandemic, which resulted in declines in crossings and apprehensions along the Southwest border, as well as decreases in court sentencing at the federal levels. Various governmental agencies have also taken steps to decrease the number of those in custody to adhere to social distancing protocols. Additionally, there were aggregate decreases of $24.4 million due to contract terminations/expirations including our company-owned D. Ray James, Rivers and Moshannon Valley Correctional Facilities which expired on January 31, 2021, March 31, 2021 and March 31, 2021, respectively. These decreases were partially offset by increases of $25.4 million resulting from the activation of our company-owned Golden State, Desert View and Central Valley Annexes in late 2020 and early 2021 as well as our managed-only contract for the El Centro Detention Center in California which was effective in December 2020.

The number of compensated mandays in U.S. Secure Services facilities was approximately 5.3 million in First Quarter 2021 and 5.7 million in First Quarter 2020. We experienced an aggregate net decrease of approximately 400,000 mandays as a result of net decreases in population as a result of the impact of the COVID-19 pandemic as well as contract terminations, partially offset by contract activations discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Secure Services facilities was 88.5% and 92.0% of capacity in the First Quarter 2021 and First Quarter 2020, respectively, excluding idle facilities.

GEO Care

Revenues decreased by $9.0 million in First Quarter 2021 compared to First Quarter 2020 primarily due to aggregate decreases of $6.6 million related to contract terminations/closures of underutilized facilities which have been impacted by the COVID-19 pandemic and other factors. We also experienced a decrease of $0.4 million due to decreases in blended rates and average client and participant counts under our Intensive Supervision and Appearance Program (“ISAP”) services as a result of policy changes by the former administration. Also contributing to this decrease were the effects that the COVID-19 pandemic has had on our community based programs which resulted in reductions in home visits and other impacts. In addition, we experienced decreases of $5.9 million related to net decreases in census levels at certain of our community-based and reentry centers due to declines in programs as a result of lower levels of referrals by federal, state and local agencies primarily due to the impact of the COVID-19 pandemic. These decreases were partially offset by increases of $4.0 million due to new/reactivated contracts and programs.

International Services

Revenues for International Services decreased by $3.4 million in First Quarter 2021 compared to First Quarter 2020. We experienced a net decrease in revenues of $6.8 million which was primarily due to the transition of the Arthur Gorrie Correctional Centre to government operation in State of Queensland, Australia at the end of June 2020. This was offset by an increase due to foreign exchange rate fluctuations of $3.4 million.

Facility Construction & Design

In First Quarter 2021 and First Quarter 2020, we had Facility Construction & Design services related an expansion project at our Fulham Correctional Centre in Australia which has been substantially completed. The decrease was due to a decrease in construction activity as the project neared completion.

Operating Expenses

	2021	% of Segment Revenues	2020	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$294,827	76.2%	$303,934	76.3%	$(9,107)	-3.0%
GEO Care	87,191	64.4%	101,512	70.3%	(14,321)	(14.1)%
International Services	45,746	85.5%	50,715	89.2%	(4,969)	(9.8)%
Facility Construction & Design	387	96.8%	5,585	99.8%	(5,198)	(93.1)%
Total	$428,151	74.3%	$461,746	76.3%	$(33,595)	-7.3%

U.S. Secure Services

Operating expenses for U.S. Secure Services decreased by $9.1 million in First Quarter 2021 compared to First Quarter 2020. We experienced net decreases of $18.5 million at certain of our facilities primarily due to contract terminations/expirations including our company-owned D. Ray James, Rivers and Moshannon Valley Correctional Facilities which expired on January 31, 2021, March 31, 2021 and March 31, 2021, respectively. Additionally, we experienced aggregate net decreases of $7.1 million related to decreases in population, transportation services and the variable costs associated with those services primarily as a result of the impacts of the COVID-19 pandemic as described above. These decreases were partially offset by increases of $16.5 million resulting from the activation of our company-owned Golden State, Desert View and Central Valley Annexes in late 2020 and early 2021 as well as our managed-only contract for the El Centro Detention Center in California which was effective in December 2020.

GEO Care

Operating expenses for GEO Care decreased by $14.3 million during First Quarter 2021 compared to First Quarter 2020 primarily due to aggregate decreases of $7.9 million related to contract terminations/closures of underutilized facilities as a result of the COVID-19 pandemic and other factors. We also experienced a decrease of $2.3 million due to decreases in average client and participant counts under our ISAP services as a result of policy changes by the former administration which reduced the number of enrollments at the southern border. Also contributing to this decrease were the effects of the COVID-19 pandemic which resulted in reductions in home visits and other impacts. In addition, we experienced decreases of $5.6 million related to net decreases in census levels at certain of our community-based and reentry centers due to declines in programs as a result of lower levels of referrals by federal, state and local agencies due to the impact of the COVID-19 pandemic. These decreases were partially offset by increases of $1.5 million due to new/reactivated contracts and programs and day reporting center openings.

International Services

Operating expenses for International Services decreased by $4.9 million in First Quarter 2021 compared to First Quarter 2020. We experienced a net decrease in operating expenses of $10.9 million which was primarily due to the transition of the Arthur Gorrie Correctional Centre to government operation in State of Queensland, Australia at the end of June 2020. This was offset by an increase due to foreign exchange rate fluctuations of $6.0 million.

Facility Construction & Design

In First Quarter 2021 and First Quarter 2020, we had Facility Construction & Design services related to an expansion project at our Fulham Correctional Centre in Australia which has been substantially completed. The decrease was due to a decrease in construction activity as the project neared completion.

Depreciation and Amortization

	2021	% of Segment Revenue	2020	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$20,719	5.4%	$20,166	5.1%	$553	2.7%
GEO Care	12,832	9.5%	12,676	8.8%	156	1.2%
International Services	566	1.1%	485	0.9%	81	16.7%
Total	$34,117	5.9%	$33,327	5.5%	$790	2.4%

GEO Secure Services

GEO Secure Services depreciation and amortization expense increased slightly in First Quarter 2021 compared to First Quarter 2020 primarily due to renovations in connection with our contract activations at certain of our company-owned facilities.

GEO Care

GEO Care depreciation and amortization expense increased slightly in First Quarter 2021 compared to First Quarter 2020 primarily due to renovations at certain of our centers.

International Services

Depreciation and amortization expense increased slightly in First Quarter 2021 compared to First Quarter 2020 as a result of renovations during 2020 at several of our international facilities.

Other Unallocated Operating Expenses

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$48,479	8.4%	$53,782	8.9%	$(5,303)	(9.9)%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses decreased in First Quarter 2021 compared to First Quarter 2020 by $2.4 million due to a decrease in stock-based compensation expense. The remainder of the decrease was primarily due to less travel, marketing, business development and other corporate administrative expenses primarily due to the impacts of the COVID-19 pandemic.

Non-Operating Expenses

Interest Income and Interest Expense

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$6,202	1.1%	$5,438	0.9%	$764	14.0%
Interest Expense	$31,844	5.5%	$34,180	5.6%	$(2,336)	(6.8)%

Interest income increased slightly in First Quarter 2021 compared to First Quarter 2020 primarily due to the effect of foreign exchange rate fluctuations.

Interest expense decreased in First Quarter 2021 compared to First Quarter 2020 primarily due to lower interest rates on our variable rate debt. Also contributing to the decrease was a reduction in higher interest rate debt balances. During 2019, we repurchased approximately $56.0 million in aggregate principal amount of our 5.875% Senior Notes due 2022. During 2020, we repurchased approximately $7.5 million in aggregate principal amount of our 5.875% Senior Notes due 2024. Also, during 2020, we repurchased approximately $18.2 million in aggregate principal amount of our 5.125% Senior Notes due 2023. In 2021 we repurchased $3.0 million in aggregate principal amount of our 5.125% Senior Notes due 2023. Additionally, in 2021 we also repurchased $17.2 million in aggregate principal amount of our 5.875% Senior Notes due 2024. Refer to Note 10- Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Gain on Extinguishment of Debt

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Gain on Extinguishment of Debt	$3,038	0.5%	$1,563	0.3%	$1,475	100.0%

During First Quarter 2021, we repurchased $3.0 million in aggregate principal amount of our 5.125% Senior Notes due 2023 at a weighted average price of 89.38% for a total cost of $2.7 million. Additionally, we repurchased $17.2 million in aggregate principal amount of our 5.875% Senior Notes due 2024 at a weighted average price of 79.51% for a total cost of $13.7 million. As a result of these repurchases, we recognized a net gain on extinguishment of debt of $3.8 million during First Quarter 2021. Partially offsetting this gain was the write-off of deferred loan costs in the amount of approximately $0.7 million in connection with the redemption of the total outstanding amount of approximately $194.0 million of the Company’s 5.875% Senior Notes due 2022 which was funded from the proceeds of our offering of the 6.50% Exhangeable Notes due 2026 in First Quarter 2021.

During First Quarter 2020, we repurchased $5.5 million in aggregate principal amount of our 5.125% Senior Notes due 2023 at a weighted average price of 70.68% for a total cost of $3.9 million. As a result of these repurchases, we recognized a net gain on extinguishment of debt of $1.6 million during First Quarter 2020.

Refer to Note 10- Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Gain on Sales of Real Estate

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Gain on Sales of Real Estate	$13,329	2.3%	$424	0.1%	$12,905	3,043.6%

The increase in First Quarter 2021 compared to First Quarter 2020 is primarily due to the sale of our interest in Talbot Hall, located in New Jersey, and the sale of our company-owned McCabe Center, located in Texas, during First Quarter 2021.

Income Tax Provision

	2021	Effective Rate	2020	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$7,936	14.1%	$6,546	22.3%	$1,390	21.2%

The provision for income taxes during First Quarter 2021 increased while our effective tax rate decreased compared to First Quarter 2020. The decrease in the effective rate is primarily due to a change in the composition of our income between our REIT and TRS subsidiaries and certain non-recurring items. In First Quarter 2021, there was a $1.3 million net discrete tax expense, inclusive of a $2.2 million discrete tax expense related to stock compensation that vested during the period. In contrast, in First Quarter 2020, there was a $2.8 million net discrete tax expense, inclusive of a $2.7 million discrete tax expense related to stock compensation that vested during that period.  As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn we are allowed a deduction for the distribution at the REIT level. Our wholly owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be in the range of approximately 12% to 14% exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$2,064	0.4%	$2,260	0.4%	$(196)	(8.7)%

Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates during First Quarter 2021 compared to First Quarter 2020 was relatively consistent.

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

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing active capital projects will be approximately $47.5 million of which $34.6 million was spent through March 31, 2021. We estimate that the remaining capital requirements related to these capital projects will be $12.9 million which will be spent through 2021.

Liquidity and Capital Resources

Indebtedness

6.50% Exchangeable Senior Notes due 2026

On February 24, 2021, our wholly-owned subsidiary, GEO Corrections Holdings, Inc. (“GEOCH”), completed a private offering of $230 million aggregate principal amount of 6.50% exchangeable senior unsecured notes due 2026 (the “Convertible Notes”), which included the full exercise of the initial purchasers’ over-allotment option to purchase an additional $30 million aggregate principal amount of Convertible Notes. The Convertible Notes will mature on February 23, 2026, unless earlier repurchased or exchanged. The Convertible Notes bear interest at the rate of 6.50% per year plus an additional amount based on the dividends paid by GEO on its common stock, $0.01 par value per share. Interest on the notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021.

Subject to certain restrictions on share ownership and transfer, holders may exchange the notes at their option prior to the close of business on the business day immediately preceding November 25, 2025, but only under the following circumstances: (1) during the five consecutive business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the exchange rate for the notes on each such trading day; or (2) upon the occurrence of certain specified corporate events. On or after November 25, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, holders may exchange their notes at any time, regardless of the foregoing circumstances. Upon exchange of a note, we will pay or deliver, as the case may be, cash or a combination of cash and shares of our common stock. As of March 31, 2021, conditions had not been met to convert.

Upon conversion, we will pay or deliver, as the case may be, cash or a combination of cash and shares of common stock. The initial conversion rate is 108.4011 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $9.225 per share of common stock). The conversion rate will be subject to adjustment in certain events. If GEO or GEOCH undergoes a fundamental change, holders may require GEOCH to purchase the notes in whole or in part for cash at a fundamental change purchase price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.

We used the net proceeds from this offering, including the exercise in full of the initial purchasers' over-allotment option to fund the redemption of the then outstanding amount of approximately $194.0 million of our existing 5.875% senior notes due 2022, to re-purchase additional senior notes and used remaining net proceeds to pay related transaction fees and expenses, and for general corporate purposes of the Company. As a result of the redemption, deferred loan costs in the amount of approximately $0.7 million were written off to loss on extinguishment of debt during the three months ended March 31, 2021.

The notes were offered in the United States only to persons reasonably believed to be “qualified institutional buyers” pursuant to Rule 144A under the Securities Act, and outside of the United States to non-U.S. persons in compliance with Regulation S under the Securities Act. Neither the notes nor any of the shares of the Company’s common stock issuable upon exchange of the notes, if any, have been, or will be, registered under the Securities Act and, unless so registered, may not be offered or sold in the United States, except pursuant to an applicable exemption from the registration requirements under the Securities Act.

Credit Agreement

On June 12, 2019, we entered into Amendment No. 2 to the Third Amended and Restated Credit Agreement (the "Credit Agreement") by and among the refinancing lenders party thereto, the other lenders party thereto, GEO and GEO Corrections Holdings, Inc. and the administrative agent. Under the amendment, the maturity date of the revolver was extended to May 17, 2024. The borrowing capacity under the amended revolver remains at $900.0 million, and its pricing remains unchanged currently bearing interest at LIBOR plus 2.25%. As a result of the amendment, we incurred a loss on extinguishment of debt of $1.2 million during 2019 related to certain unamortized deferred loan costs. Additionally, loan costs of $4.7 million were incurred and capitalized in connection with the amendment.

A syndicate of approximately 65 lenders participate in our Credit Agreement, six of which have indicated that they do not intend to provide new financing to GEO but will honor their existing obligations. Refer to Item 1A - Risk Factors included in Part I of the Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion. The banks that have withdrawn participation remain contractually committed for approximately four years. Additionally, these six banks represent less than 25% of our overall borrowing capacity under our Credit Agreement and the withdrawal of their participation is not expected to negatively impact our financial flexibility. We are also in frequent communication with potential new lenders as well as the credit rating agencies. In March 2021, Standard & Poor’s S&P Global and Moody’s Investors Service downgraded GEO’s issuer/corporate ratings to B and B2, respectively.

As of March 31, 2021, we had approximately $768.0 million in aggregate borrowings outstanding under our term loan, approximately $631.6 million in borrowings under our revolver, and approximately $59.4 million in letters of credit which left approximately $209.0 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of March 31, 2021 was 2.57%.

On April 30, 2021 and May 4, 2021, we elected to draw down $20 million and $150 million, respectively in borrowings under its credit facility as a liquidity management strategy. In order to maintain maximum financial flexibility, we plan to maintain this liquidity on hand.

Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Australia - Ravenhall

In connection with a design and build project agreement with the State of Victoria, in September 2014, we entered into a syndicated facility agreement (the "Construction Facility") to provide debt financing for construction of the project. The Construction Facility provided for non-recourse funding up to AUD 791.0 million, or approximately $601.8 million, based on exchange rates as of March 31, 2021. In accordance with the terms of the contract, upon completion and commercial acceptance of the project in late 2017, the State of Victoria made a lump sum payment of AUD310 million, or approximately $235.9 million, based on exchange rates as of March 31, 2021. The term of the Construction Facility was through September 2020 and bore interest at a variable rate quoted by certain Australian banks plus 200 basis points. On May 22, 2019, we completed an offering of AUD 461.6 million, or $351.2 million, based on exchange rates as of March 31, 2021, aggregate principal amount of the Non-Recourse Notes. The amortizing Non-Recourse Notes were issued by Ravenhall Finance Co Pty Limited in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Non-Recourse Notes were issued with a coupon and yield to maturity of 4.23% with a maturity date of March 31, 2042. The net proceeds from this offering were used to refinance the outstanding Construction Facility and to pay all related fees, costs and expenses associated with the transaction. As a result of the transaction, we incurred a $4.5 million loss on extinguishment of debt related to swap termination fees and unamortized deferred costs associated with the Construction Facility. Additionally, loan costs of approximately $7.5 million were incurred and capitalized in connection with the offering.

Other

In August 2020, we entered into two identical promissory notes in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the promissory notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. We have entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at March 31, 2021 is $0.7 million of deferred loan costs incurred in the transaction. Refer to Note 9 - Derivative Financial Instruments and Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

In addition to the debt outstanding under the Credit Facility, the 6.50% Convertible Notes, the 6.00% Senior Notes, the 5.125% Senior Notes, and the 5.875% Senior Notes, we also have significant debt obligations which, although these obligations are non-recourse to us, require cash expenditures for debt service. Our significant debt obligations could have material consequences. See “Risk Factors-Risks Related to Our High Level of Indebtedness” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. We are exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. We also have guaranteed certain obligations for certain of our international subsidiaries. These non-recourse obligations, commitments and contingencies and guarantees are further discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Debt Repurchases

On August 16, 2019, our Board authorized us to repurchase and/or retire a portion of our 6.00% Senior Notes due 2026, the 5.875% Senior Notes due 2024, the 5.125% Senior Notes due 2023 and the 5.875% Senior Notes due 2022 (collectively the "GEO Senior Notes") and our term loan under our Amended Credit Agreement through cash purchases, in open market purchases, privately negotiated transactions, or otherwise, up to an aggregate maximum of $100.0 million, subject to certain limitations through December 31, 2020. During the First Quarter 2021, the 5.875% Senior Notes due 2022 were paid off in connection with the offering of the Convertible Notes discussed above. On February 11, 2021, our Board authorized a new repurchase program for repurchases/retirements of part of the above referenced Senior Notes and term loan, subject to certain limitations up to an aggregate maximum of $100.0 million through December 31, 2022.

During the First Quarter 2021, we repurchased $3.0 million in aggregate principal amount of our 5.125% Senior Notes due 2023 at a weighted average price of 89.38% for a total cost of $2.7 million. Additionally, we repurchased $17.2 million in aggregate principal amount of our 5.875% Senior Notes due 2024 at a weighted average price of 79.51% for a total cost of $13.7 million. As a result of these repurchases, we recognized a net gain on extinguishment of debt of $3.8 million during the first quarter of 2021.

During the First Quarter 2020, we repurchased $5.5 million in aggregate principal amount of our 5.125% Senior Notes due 2023 at a weighted average price of 70.68% for a total cost of $3.9 million. As a result of these repurchases, we recognized a net gain on extinguishment of debt of $1.6 million during the First Quarter 2020.

Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our indebtedness.

We consider opportunities for future business and/or asset acquisitions as we deem appropriate when market conditions present opportunities. If we are successful in our pursuit of any new projects, our cash on hand, cash flows from operations and borrowings under the existing Credit Facility may not provide sufficient liquidity to meet our capital needs and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. Additionally, the magnitude, severity and duration of the COVID-19 pandemic may negatively impact the availability of opportunities for future business and/or asset acquisitions and market conditions generally. In the future, our access to capital and ability to compete for future capital intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the 5.125% Senior Notes, the indenture governing the 5.875% Senior Notes, the indenture governing the 6.00% Senior Notes, the indenture governing our Convertible Notes and our Credit Agreement. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse effect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we were in compliance with our debt covenants as of March 31, 2021 and we expect to continue to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

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

Quarterly Dividends

On April 7, 2021, we announced that our Board had immediately suspended our quarterly dividend payments with the goal of maximizing the use of cash flows to repay debt, deleverage and internally fund growth. While we currently intend to maintain our corporate tax structure as a REIT, our Board is evaluating our corporate tax structure as a REIT. Our Board’s evaluation of our current corporate tax structure and our REIT status is expected to take into consideration, among other factors, potential changes to our financial operating performance, as well as, potential changes to the Code applicable to U.S. corporations and REITs. As a part of this evaluation, we have engaged financial advisors and legal advisors to assist in evaluating various capital structure alternatives. Our Board expects to conclude its evaluation in the fourth quarter of 2021, and should our Board determine to maintain our REIT status, an additional dividend payment may be required before year-end in order to meet the minimum REIT distribution requirements under the Code.

Guarantor Financial Information

GEO’s 6.50% Convertible Notes, 6.00% Senior Notes, 5.125% Senior Notes and the 5.875% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of our wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”).

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

Summarized statement of operations (in thousands):

Three Months Ended March 31, 2021
Net operating revenues	$519,831
Income from operations	56,070
Net income	40,052
Net income attributable to The GEO Group, Inc.	40,052

Summarized balance sheets (in thousands):

	March 31, 2021	December 31, 2020
Current assets	$585,480	$607,044
Noncurrent assets (a)	3,254,967	3,268,260
Current liabilities	357,804	350,041
Noncurrent liabilities (b)	2,672,121	2,737,673

(a)	Includes amounts due from non-guarantor subsidiaries of $26.5 million and $26.7 million as of March 31, 2021 and December 31, 2020, respectively.

(b)	Includes amounts due to non-guarantor subsidiaries of $17.2 million and $17.4 million as of March 31, 2021 and December 31, 2020, respectively.

Capital Requirements

As a REIT, we are subject to a number of organizational and operational requirements, including a requirement that we annually distribute to our shareholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for dividends paid and by excluding any net capital gain). Generally, we expect to distribute all or substantially all of our REIT taxable income so as not to be subject to the income or excise tax on undistributed REIT taxable income. The amount, timing and frequency of distributions will be at the sole discretion of our Board and will be based upon various factors. As discussed above, on April 7, 2021, we announced that our Board had immediately suspended our quarterly dividend payments with the goal of maximizing the use of cash flows to repay debt, deleverage and internally fund growth. While we currently intend to maintain our corporate tax structure as a REIT, our Board is evaluating our corporate tax structure as a REIT.

We plan to fund all of our capital needs, including distributions of our REIT taxable income necessary to maintain our REIT qualification should our Board determine to maintain our REIT status., and capital expenditures, from cash on hand, cash from operations, borrowings under our Credit Facility and any other financings which our management and Board, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under our $900.0 million Revolver. Our management believes that our financial resources and sources of liquidity will allow us to manage the anticipated impact of COVID-19 on our business, financial condition, results of operations and cash flows. For the full-year 2021, we have reduced our planned capital spending by deferring capital expenditure projects where possible and closely managing our working capital. We have completed our annual budgeting process and have identified cost savings at the corporate and facility level. Additionally, we have identified company-owned facilities that can be sold to government agencies or third-party individuals. Our management believes that cash on hand, cash flows from operations and availability under our Credit Facility will be adequate to support our capital requirements for 2021 as disclosed under “Capital Requirements” above. The challenges posed by COVID-19, as well as the current political environment, generally and on our business are evolving rapidly. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to the Executive Order and COVID-19.

Automatic Shelf Registration on Form S-3

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

Cash Flow

Cash, cash equivalents and restricted cash and cash equivalents as of March 31, 2021 was $320.7 million, compared to $62.6 million as of March 31, 2020.

Operating Activities

Cash provided by operating activities amounted to $124.9 million for the three months ended March 31, 2021 versus cash provided by operating activities of $128.3 million for the three months ended March 31, 2020. Cash provided by operating activities during the three months ended March 31, 2021 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, discount and/or premium and other non-cash interest and stock-based compensation expense. Equity in earnings of affiliates, net of tax, gain on extinguishment of debt and gain on sales of real estate negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by $26.8 million, representing a positive impact on cash. The decrease was primarily driven by the favorable timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $17.5 million which positively impacted cash. The increase was primarily driven by the timing of payments. Additionally, cash provided by operating activities for the three months ended March 31, 2021 was positively impacted by a decrease in changes in contract receivable related to our correctional facility in Ravenhall, Australia of $1.6 million which was a result of the timing of interest accruals and payments received towards the contract receivable.

Cash provided by operating activities during the three months ended March 31, 2020 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, discount and/or premium and other non-cash interest and stock-based compensation expense. Equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by $53.2 million, representing a positive impact on cash. The decrease was primarily driven by the favorable timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $7.2 million which positively impacted cash. The increase was primarily driven by the timing of payments. Additionally, cash provided by operating activities for the three months ended March 31, 2020 was positively impacted by a decrease in changes in contract receivable related to our correctional facility in Ravenhall, Australia of $1.2 million which was a result of the timing of interest accruals and payments received towards the contract receivable.

Investing Activities

Cash used in investing activities of $13.3 million during the three months ended March 31, 2021 was primarily the result of capital expenditures of $27.3 million partially offset by proceeds from sales of real estate of $15.7 million. Cash used in investing activities of $25.7 million during the three months ended March 31, 2020 was primarily the result of capital expenditures of $30.7 million.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2021 was approximately $102.1 million compared to cash used in financing activities of $100.1 million during the three months ended March 31, 2020. Cash used in financing activities during the three months ended March 31, 2021 was primarily the result of dividends paid of $30.5 million, payments on long-term debt of $298.5 million, payments on non-recourse debt of $1.8 million and payments of debt issuance costs of 9.6 million. These decreases were partially offset by proceeds from long-term debt of $240.0 million. Cash used in financing activities during the three months ended March 31, 2020 was primarily the result of dividends paid of $57.7 million, payments on long-term debt of $125.5 million, payments on non-recourse debt of $1.4 million and repurchases of common stock of $9.0 million. These decreases were partially offset by proceeds from long-term debt of $96.0 million.

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

Normalized FFO is defined as FFO adjusted for certain items which by their nature are not comparable from period to period or that tend to obscure the Company’s actual operating performance, including for the periods presented Covid-19 expenses, pre-tax, gain on extinguishment of debt, pre-tax, start-up expenses, pre-tax, close-out expenses, pre-tax and the tax effect of adjustments to FFO.

AFFO is defined as Normalized FFO adjusted by adding non-cash expenses such as non-real estate related depreciation and amortization, stock-based compensation expense, the amortization of debt issuance costs, discount and/or premium and other non-cash interest, and by subtracting recurring consolidated maintenance capital expenditures and other non-cash revenue and expenses.

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

Our reconciliation of net income attributable to The GEO Group, Inc. to FFO, Normalized FFO and AFFO for the three ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Net income attributable to The GEO Group, Inc.	$50,544	$25,181
Add (Subtract):
Real estate related depreciation and amortization	18,972	18,395
Gain on real estate assets	(13,329)	(424)
NAREIT Defined FFO	$56,187	$43,152
Add (Subtract):
Gain on extinguishment of debt, pre-tax	(3,038)	(1,563)
Start-up expenses, pre-tax	—	1,953
Covid-19 expenses, pre-tax	—	892
Close-out expenses, pre-tax	—	1,936
Tax effect of adjustments to Funds From Operations *	(92)	837
Normalized Funds from Operations	$53,057	$47,207
Add (Subtract):
Non-real estate related depreciation and amortization	15,145	14,932
Consolidated maintenance capital expenditures	(3,939)	(7,027)
Stock-based compensation expense	7,402	9,768
Other non-cash revenue & expenses	(1,102)	—
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	1,683	1,670
Adjusted Funds from Operations	$72,246	$66,550

*	Tax effect of adjustments relate to gain on real estate assets, gain loss on extinguishment of debt, start-up expenses, Covid-19 expenses and close-out expenses.

Outlook

The following discussion contains statements that are not historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statements. Please refer to “Part I - Item 1A. Risk Factors” and the "Forward Looking Statements - Safe Harbor" sections in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as well as the "Part II – Item 1A. Risk Factors" and the "Forward-Looking Statements - Safe Harbor" section and other disclosures contained in this Form 10-Q for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.

Executive Order

On January 26, 2021, President Biden signed an Executive Order directing the United States Attorney General not to renew DOJ contracts with privately operated criminal detention facilities, as consistent with applicable law. Two agencies of the DOJ, the BOP and USMS, utilize our services. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts.  Our contracts with the BOP for our company-owned 1,940-bed Great Plains Correctional Facility, our company-owned 1,732-bed Big Spring Correctional Facility, our company-owned 1,800-bed Flightline Correctional Facility, and our company-owned 1,800-bed North Lake Correctional Facility have renewal option periods that expire on May 31, 2021, November 30, 2021, November 30, 2021, and September 30, 2022, respectively. Additionally, the contracts with the BOP for the county owned and managed 1,800-bed Reeves County Detention Center I & II and the 1,376-bed Reeves County Detention Center III have renewal option periods that expire September 30, 2022 and June 30, 2022, respectively. We have a management agreement with Reeves County, Texas for the management oversight of these two county-owned facilities. The Great Plains, Big Spring, Flightline, North Lake Correctional Facilities, Reeves County Detention Center I & II and

Reeves County Detention Center III generated approximately $145 million in revenues for GEO during the year ended December 31, 2020. The BOP has experienced a decline in federal prison populations over the last several years, a trend that has more recently been accelerated by the COVID-19 global pandemic. As a result of the Executive Order and the decline in federal prison populations, our above described contracts with the BOP may not be renewed over the coming years. On March 5, 2021, we were notified by the BOP that it has decided to not exercise its contract renewal option for the company-owned, 1,940-bed Great Plains Correctional Facility in Oklahoma, when the contract base period expires on May 31, 2021. On March 25, 2021, we were notified that the BOP will terminate its contract with the county-owned and managed Reeves I & II effective May 10, 2021. For the three months ended March 31, 2021, our secure services contracts with the BOP accounted for approximately 12% of our total revenues.

Unlike the BOP, the USMS does not own and operate its detention facilities. The USMS contracts for the use of facilities, which are generally located in areas near federal courthouses, primarily through intergovernmental service agreements, and to a lesser extent, direct contracts. We are cooperating with the USMS in assessing various alternatives on how to comply with the Executive Order. During the first quarter of 2021, we were notified by the USMS that it would not renew its contract for the company-owned Queens Detention Facility in New York, which ended on March 31, 2021. We currently operate four additional detention facilities that are under direct contracts and eight detention facilities that are under intergovernmental agreements with the USMS. The four direct contracts are up for renewal at various times over the next few years, including two in late 2021. For the three months ended March 31, 2021, the direct contracts and intergovernmental agreements with the USMS accounted for approximately 15% of our total revenues.

The Executive Order only applies to agencies that are part of the DOJ, which includes the BOP and USMS. ICE facilities are not covered by the Executive Order as ICE is an agency of the Department of Homeland Security, not the DOJ. However, it is possible that the federal government could choose to take similar action on ICE facilities in the future. For the three months ended March 31, 2021, contracts for ICE Processing Centers, not including the Alternatives to Detention contract, accounted for approximately 23% of our total revenues.

President Biden’s administration may implement additional executive orders or directives relating to federal criminal justice policies and immigration policies which may impact the federal government’s use of public-private partnerships with respect to correctional and detention needs, including with respect to our contracts, and/or may impact the budget and spending priorities of federal agencies, including the BOP, USMS, and ICE.

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

Health and Safety

From the beginning of the global COVID-19 pandemic, our corporate, regional, and field staff have taken steps to mitigate the risks of the novel coronavirus and have worked with our government partners to implement best practices consistent with the guidance issued by the Centers for Disease Control and Prevention. Ensuring the health and safety of all those entrusted to our care and of our employees has always been our number one priority. GEO’s COVID-19 mitigation initiatives have included:

Guidance

•	We issued guidance to all our facilities, consistent with the guidance issued for correctional and detention facilities by the Centers for Disease Control and Prevention (“CDC”).

Testing

•	We increased testing capabilities at our secure services facilities and entered into contracts with multiple commercial labs to provide adequate testing supplies and services.
•	We invested approximately $2 million to acquire 45 Abbott Rapid COVID-19 ID NOW devices and testing kits capable of diagnosing not only COVID-19, but Influenza and Strep Throat.
•	By the end of March of 2021, we had administered more than 100,000 COVID-19 tests to those in our care at our secure services facilities.

Bi-Polar Ionization

•	We invested $3.7 million to install Bi-Polar Ionization Air Purification Systems at select secure services facilities to reduce the spread of airborne bacteria and viruses.
•

Bi-Polar Ionization Air Purification Systems are specially-designed electronic devices that create bi-polar - negative and positive - ions that can effectively break down a wide variety of harmful bacterial and viral contaminations into a less complex and safe form by attacking the DNA of bacteria and viruses.

Facemasks and Personal Hygiene Products

•	We have provided continuing access to facemasks to all inmates and detainees, with a minimum of three facemasks per week or more often upon request.
•

We increased the frequency of distribution of personal hygiene products, including soap, shampoo and body wash, and tissue paper, and we are ensuring the daily availability of bars of soap or soap dispensers at each sink for hand washing in all of our facilities.

Social Distancing

•	We have implemented social distancing pursuant to directives from our government agency partners.
•	We have communicated social distancing obligations and requirements via meetings, memos, and postings.
•	We deployed floor markers throughout our facilities to inform and encourage social distancing.
•	We have modified inmate/detainee movements to accommodate social distancing.

Engineering Controls

•	We temporarily suspended onsite social visitation
•	We established requirements for staff to complete a medical questionnaire and pass a daily temperature check.
•	We modified intake procedures to screen new inmates/detainees.
•	We established isolation and quarantine procedures for COVID-19 positive and symptomatic cases, consistent with CDC guidelines.

Administrative/Work Practice Controls

•	We posted reminders regarding coughing and sneezing etiquette, the importance of frequent handwashing, and the use of facemasks.
•

We increased cleaning and disinfection of facilities, including high-touch areas (e.g., doorknobs/handles, light switches, handheld radios), housing unit dayrooms, dining areas, and other areas where inmates/detainees assemble.

•

We advised our employees to remain home if they exhibit flu-like symptoms, and we have exercised flexible paid leave and Paid Time Off policies to allow for employees to remain home if they exhibit flu-like symptoms or to care for a family member.

•	We enacted quarantine and testing policies for any employees who may have come into contact with an individual who has tested positive for COVID-19.

Vaccination

•

We are working closely with our government partners and State and Local Health Departments to coordinate vaccination efforts for staff, inmates, detainees, and residents at our secure facilities and reentry centers and programs across the country and the coordination of these vaccination efforts is in alignment with recommendations from the CDC’s Advisory Committee on Immunization Practices (ACIP), as well as criteria established through the Food and Drug Administration approval process.

•

The timing of vaccine distribution to staff, inmates, detainees, and residents is presently being directed by the Local and State Health Departments in the jurisdictions in which we operate through the guidance and prioritization recommendations offered by the CDC and ACIP.

•

As of April of 2021, GEO has worked with our government agency partners and State and Local Health Departments to administer approximately 12,000 doses of the vaccine to inmates, detainees, and residents in our facilities.

•	Our staff are not required, nor mandated, to receive the vaccine but will be offered the vaccine when made available to them by their respective Local and/or State Health Departments.
•	We have also advised our staff that if they have any questions regarding vaccination, they should direct them to their health care provider and/or their respective Local/State Health Department.

Along with implementing these measures, GEO is continuing to coordinate closely with our government agency partners and local health agencies to ensure the health and safety of all those in our care and our employees. We are grateful for our frontline employees, who are making sacrifices daily to provide care for all those in our facilities, during this unprecedented global pandemic. Information on the steps we have taken to address and mitigate the risks of COVID-19 can be found at www.geogroup.com/COVID19. The information on or accessible through our website is not incorporated by reference in this Quarterly Report on Form 10-Q.

Economic Impact

The COVID-19 pandemic and related government-imposed mandatory closures, the efficacy and distribution of COVID-19 vaccines, shelter in-place restrictions and social distancing protocols and increased expenditures on engineering controls, personal protective equipment, diagnostic testing, medical expenses, temperature scanners, protective plexiglass barriers and increased sanitation have had, and will continue to have, a severe impact on global economic conditions and the environment in which we operate. Starting in late March and early April 2020, we began to observe negative impacts from the pandemic on our performance in our secure services business, specifically with our ICE Processing Centers and U.S. Marshals Facilities, as a result of declines in crossings and apprehensions along the Southwest border, a decrease in court sentencing at the federal level and reduced operational capacity to promote social distancing protocols which have continued into 2021. The federal government has also put in place Title 42 public health restrictions at the Southwest border, which result in the immediate removal of single adults apprehended by Border Patrol. This reduced operational capacity and the Title 42 public health restrictions may result in reduced reliance by ICE on GEO for detention beds and/or ICE processing centers. Additionally, our reentry services business conducted through our GEO Care business segment has also been negatively impacted, specifically our residential reentry centers and non-residential day reporting programs were impacted by declines in programs due to lower levels of referrals by federal, state and local agencies. We have also experienced the transmission of COVID-19 at most of our facilities continuing in the First Quarter of 2021 and to date in the second quarter of 2021. If we are unable to mitigate the transmission of COVID-19 at our facilities, we could experience a material adverse effect on our financial position, results of operations and cash flows. We expect the continued impact of COVID-19 in the form of reduced operational capacity and decline in programs during the first part of 2021 with a slow recovery to more normalized operations by the end of 2021. Although we are unable to predict the duration or scope of the COVID-19 pandemic or estimate the extent of the overall future negative financial impact to our operating results, an extended period of depressed economic activity necessitated by actions to combat the disease, and the severity and duration of the related global economic crisis may adversely impact our future financial performance.

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

California enacted legislation that became effective on January 1, 2020 aimed at phasing out public-private partnership contracts for the operation of secure facilities within California and facilities outside of the State of California housing State of California inmates. Additionally, we have public-private partnership contracts in place with ICE, the BOP and the USMS relating to facilities located in California. Our contract for our Central Valley facility was discontinued by the State of California at the end of September 2019, and our two other California secure facility contracts for our Desert View and Golden State Facilities expired during 2020. During the fourth quarter of 2019, we signed two 15-year contracts with ICE for five company-owned facilities in California totaling 4,490 beds and a managed-only contract with the USMS for the government-owned, 512-bed El Centro Service Processing Center in California. Additionally, we and the DOJ have filed separate legal actions challenging the constitutionality of the attempted ban on new federal contracts entered into after the effective date of the California law. Currently, the State of Arizona, State of New Mexico, the State of

Nevada, the State of New York and the State of Washington have proposed legislation similar to the California law. Recently the State of Washington approved a measure banning the use of public-private detention centers in the state. GEO’s contract for the company-owned 1,575-bed Northwest ICE Processing Center in Washington has a renewal option period that expires in 2025. The facility generates approximately $64 million in annualized revenues for GEO. The Delaware County Council has also been exploring how to end the public-private arrangement for GEO’s managed-only contract for the 1,883-bed George W. Hill Correctional Facility located in Thornton, Pennsylvania and transition the operations to the BOP. The Pennsylvania facility generates approximately $46 million in annualized revenue for GEO.

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

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related costs represented 59.8% and 57.5% of our operating expenses during the three months ended March 31, 2021 and 2020, respectively. Additional significant operating expenses include food, utilities and medical costs. During the three months ended March 31, 2021 and 2020, operating expenses totaled 74.3% and 76.3%, respectively, of our consolidated revenues. We expect our operating expenses as a percentage of revenues in 2021 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2021, we will incur carrying costs for facilities that are currently vacant. Additionally, we have increased our spending on engineering controls, personal protective equipment, diagnostic testing, medical expenses, temperature scanners, protective plexiglass barriers and increased sanitation as a result of COVID-19 and expect to incur several millions of dollars in such costs in 2021.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During the three months ended March 31, 2021 and 2020, general and administrative expenses totaled 8.4% and 8.9%, respectively, of our consolidated revenues. We expect general and administrative expenses as a percentage of revenues in 2021 to remain consistent or decrease as a result of cost savings initiatives as well as less travel, marketing and other corporate administrative expenses primarily due to the impacts of the COVID-19 pandemic.

Idle Facilities

We are currently marketing approximately 7,500 vacant beds at six of our U.S. Secure Services and two of our GEO Care idle facilities to potential customers. The annual net carrying cost of our idle facilities in 2021 is estimated to be $8.2 million, inclusive of revenues earned on certain facilities during the first quarter of 2021 before they became idle, including depreciation expense of $9.0 million. As of March 31, 2021, these eight facilities had a combined net book value of $217.7 million. We currently do not have any firm commitment or agreement in place to activate the remaining facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. These idle facilities are included in the U.S. Secure Services and GEO Care segments. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if the eight remaining idle facilities were to be activated using our U.S. Secure Services and GEO Care average per diem rates in 2021 (calculated as the U.S. Secure Services and GEO Care revenue divided by the number of U.S. Secure Services and GEO Care mandays) and based on the average occupancy rate in our facilities through March 31, 2021, we would expect to receive incremental annualized revenue of approximately $167 million and an annualized increase in earnings per share of approximately $0.20 to $0.25 per share based on our average operating margins.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Credit Facility. Payments under the Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Credit Facility of approximately $1,394 million and approximately $59.4 million in outstanding letters of credit, as of March 31, 2021, for every one percent increase in the average interest rate applicable to the Credit Facility, our total annual interest expense would increase by approximately $14 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the Australian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at March 31, 2021, every 10 percent change in historical currency rates would have approximately a $7.0 million effect on our financial position and approximately a $0.9 million impact on our results of operations during the three months ended March 31, 2021.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting during the three months ended March 31, 2021.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information required herein is incorporated by reference from Note 11 - Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS.

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. Set forth below are additional risk factors that supplement the existing risk factors previously disclosed in the 2020 Form 10-K. We encourage you to read these risk factors in their entirety.

We may fail to realize the anticipated benefits of suspending our quarterly dividend payments and undertaking an evaluation of our corporate tax structure and capital structure.

Our Board has suspended GEO's quarterly dividend payments with the goal of maximizing the use of cash flows to repay debt, deleverage and internally fund growth. We may be unable to realize the anticipated benefits of suspending our quarterly dividend payments within our anticipated timeframe, or at all. While we currently intend to maintain our corporate tax structure as a REIT, the Board is evaluating GEO's corporate tax structure as a REIT. As a part of this evaluation, we have engaged financial advisors and legal advisors to assist in evaluating various capital structure alternatives. The Board expects to conclude its evaluation in the fourth quarter of 2021, but the Board may be unable to complete its evaluation within this timeframe. Moreover, there can be no assurance that we will be able to successfully implement a new corporate tax structure or capital structure or realize any anticipated benefits from such implementation within our contemplated timeframe, or at all.  The implementation of any new corporate tax structure or capital structure may negatively affect our business, financial condition, results of operations or the market price of our common stock.

The conditional exchange features of the Convertible Notes, if triggered, may adversely affect our financial condition.

If one of the exchange contingencies of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to exchange the Convertible Notes at any time during specified periods. If one or more holders elect to exchange their Convertible Notes, we would be required to settle a portion of or all of our exchange obligation through the payment of cash, which could adversely affect our liquidity and various aspects of our business (including our credit ratings and the trading price of the Convertible Notes). In addition, even if holders do not elect to exchange their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at issuance and the value of the equity component is required to be treated as a discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense in the current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report larger net losses or lower net income (or greater net loss) in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest rate, if any, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Convertible Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method for earnings per share purposes, the effect of which is that the shares of our common stock issuable upon conversion of the Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of our common stock that would be necessary to settle such excess, if we elected to settle such excess in shares of our common stock, are issued.

In August 2020, the Financial Accounting Standards Board published an accounting standards update, which amends these accounting standards. Under these amendments, in most cases, an entity will no longer be required to separately account for the liability and equity components of convertible debt instruments, such as the Convertible Notes. This could have the impact of reducing non-cash interest expense, and thereby increasing net income.

Additionally, once the amendments become effective for our financial statements, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares. Rather, taking into account the ability to settle the principal amount of the convertible debt instruments in shares, the if-converted method will be required in respect of the Convertible Notes, which would decrease our diluted net income per share. We cannot be sure whether the amendments, or other changes that may be made to the current accounting standards related to the Convertible Notes or otherwise, could have an adverse impact on our financial statements. These amendments will be effective for public companies for fiscal years beginning after December 15, 2021, with early adoption permitted as early as January 1, 2021. We are planning to early adopt the amendments at this time.

We may issue more shares of our common stock or additional instruments exchangeable or convertible into our common stock, including in connection with exchanges of the Convertible Notes, which may materially and adversely affect the price of our common stock and, in turn, the Convertible Notes.

We are not restricted from issuing additional shares of our common stock or other instruments exchangeable or convertible into our common stock. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. If we issue more of our common stock or additional instruments exchangeable or convertible into or exercisable for our common stock, it may materially and adversely affect the price of our common stock and, in turn, the price of the Convertible Notes. Furthermore, the exchange, conversion or exercise of some or all of the Convertible Notes or such other instruments may dilute the ownership interests of existing shareholders, and any sales in the public market of shares of our common stock issuable upon any such exchange, conversion or exercise could adversely affect prevailing market prices of our common stock or the Convertible Notes. In addition, the anticipated issuance and sale of substantial amounts of our common stock or the anticipated exchange, conversion or exercise of securities into shares of our common stock could depress the price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2021 - January 31, 2021	520	$9.24	—	$—
February 1, 2021 - February 28, 2021	—	$—	—	$—
March 1, 2021 - March 31, 2021	242,830	$7.83	—	$—
Total	243,350		—

(1)

We withheld 243,350 shares through net share settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees. These purchases were not made as part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

(A)	Exhibits

4.1

Indenture, dated as of February 24, 2021, by and among GEO Corrections Holdings, Inc., as issuer, The GEO Group, Inc. and the other guarantors named therein, as guarantors, and the Trustee (portions of this exhibit have been omitted). (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 2, 2021).

4.2	Form of 6.50% Exchangeable Senior Notes due 2026 (included in Exhibit 4.1).

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2021, has been formatted in Inline XBRL (included with the Exhibit 101 attachments).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date:	May 10, 2021	/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer
(duly authorized officer and principal financial officer)