Form 10-Q
period 2021-06-30
GEO GROUP INC
filed 2021-08-05
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 3, 2021, the registrant had 122,553,727 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2021 AND 2020

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues	$565,419	$587,829	$1,141,796	$1,192,846
Operating expenses	405,009	444,035	833,160	905,781
Depreciation and amortization	33,306	33,434	67,423	66,761
General and administrative expenses	54,688	45,543	103,167	99,325
Operating income	72,416	64,817	138,046	120,979
Interest income	5,985	5,248	12,187	10,686
Interest expense	(32,053)	(30,610)	(63,897)	(64,790)
Gain on extinguishment of debt	1,654	—	4,693	1,563
Gain (loss) on dispositions of real estate	(2,950)	(1,304)	10,379	(880)
Income before income taxes and equity in earnings of affiliates	45,052	38,151	101,408	67,558
Provision for income taxes	5,063	4,196	12,999	10,742
Equity in earnings of affiliates, net of income tax provision of $291, $484, $631 and $928 respectively	1,942	2,699	4,007	4,959
Net income	41,931	36,654	92,416	61,775
Net loss attributable to noncontrolling interests	28	66	88	126
Net income attributable to The GEO Group, Inc.	$41,959	$36,720	$92,504	$61,901

Weighted-average common shares outstanding:
Basic	120,426	119,810	120,225	119,602
Diluted	120,470	119,964	120,431	119,937
Net income per common share attributable to The GEO Group, Inc.:
Basic:
Net income per common share attributable to The GEO Group, Inc. - basic	$0.29	$0.31	$0.71	$0.52
Diluted:
Net income per common share attributable to The GEO Group, Inc. - diluted	$0.29	$0.31	$0.70	$0.52
Dividends declared per share	$—	$0.48	$0.25	$0.96

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2021 AND 2020

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income	$41,931	$36,654	$92,416	$61,775
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(14)	4,003	(641)	(4,804)
Pension liability adjustment, net of tax provision of $42, $28, $83 and $57, respectively	155	106	311	213
Change in fair value of derivative instrument classified as cash flow hedge, net of tax (benefit) provision of $(310), $(51), $474 and $(1,258), respectively	(1,165)	(163)	1,782	(4,675)
Total other comprehensive income (loss), net of tax	(1,024)	3,946	1,452	(9,266)
Total comprehensive income	40,907	40,600	93,868	52,509
Comprehensive loss attributable to noncontrolling interests	30	65	93	173
Comprehensive income attributable to The GEO Group, Inc.	$40,937	$40,665	$93,961	$52,682

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2021 AND DECEMBER 31, 2020

(In thousands, except share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$483,048	$283,524
Restricted cash and cash equivalents	29,892	26,740
Accounts receivable, less allowance for doubtful accounts of $2,708 and $4,183, respectively	313,831	362,668
Contract receivable, current portion	6,420	6,283
Prepaid expenses and other current assets	35,449	32,108
Total current assets	868,640	711,323
Restricted Cash and Investments	45,465	37,338
Property and Equipment, Net	2,074,350	2,122,195
Assets Held for Sale	28,197	9,108
Contract Receivable	382,829	396,647
Operating Lease Right-of-Use Assets, Net	120,208	124,727
Deferred Income Tax Assets	36,604	36,604
Goodwill	755,239	755,250
Intangible Assets, Net	177,514	187,747
Other Non-Current Assets	74,563	79,187
Total Assets	$4,563,609	$4,460,126
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$75,329	$85,861
Accrued payroll and related taxes	65,298	67,797
Accrued expenses and other current liabilities	189,770	202,378
Operating lease liabilities, current portion	28,095	29,080
Current portion of finance lease liabilities, long-term debt and non-recourse debt	27,240	26,180
Total current liabilities	385,732	411,296
Deferred Income Tax Liabilities	30,726	30,726
Other Non-Current Liabilities	117,273	115,555
Operating Lease Liabilities	98,474	101,375
Finance Lease Liabilities	2,614	2,988
Long-Term Debt	2,632,332	2,561,881
Non-Recourse Debt	311,390	324,223
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 187,500,000 shares authorized, 127,261,310 and 126,153,173 issued and 122,408,938 and 121,318,175 outstanding, respectively	1,273	1,262
Additional paid-in capital	1,272,014	1,262,267
Distributions in excess of earnings	(160,875)	(222,892)
Accumulated other comprehensive loss	(21,132)	(22,589)
Treasury stock, 4,852,372 and 4,834,998 shares, at cost, respectively	(105,099)	(104,946)
Total shareholders’ equity attributable to The GEO Group, Inc.	986,181	913,102
Noncontrolling interests	(1,113)	(1,020)
Total shareholders’ equity	985,068	912,082
Total Liabilities and Shareholders’ Equity	$4,563,609	$4,460,126

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE SIX MONTHS ENDED

JUNE 30, 2021 AND 2020

(In thousands)

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash Flow from Operating Activities:
Net income	$92,416	61,775
Net loss attributable to noncontrolling interests	88	126
Net income attributable to The GEO Group, Inc.	92,504	61,901
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	67,423	66,761
Stock-based compensation	11,426	14,474
Gain on extinguishment of debt	(4,693)	(1,563)
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	3,586	3,378
Provision for doubtful accounts	—	184
Equity in earnings of affiliates, net of tax	(4,007)	(4,959)
Dividends received from unconsolidated joint ventures	4,185	2,892
Loss on sale/disposal of property and equipment, net	4,329	2,781
Loss on assets held for sale	—	774
(Gain) loss on disposition of real estate	(10,379)	880
Changes in assets and liabilities, net of effects of acquisitions:
Changes in accounts receivable, prepaid expenses and other assets	53,025	68,767
Changes in contract receivable	3,236	2,457
Changes in accounts payable, accrued expenses and other liabilities	(15,074)	38,049
Net cash provided by operating activities	205,561	256,776
Cash Flow from Investing Activities:
Insurance proceeds - damaged property	1,027	4,597
Proceeds from sale of property and equipment	3,295	137
Proceeds from sales of real estate	13,240	—
Proceeds from sale of assets held for sale	—	1,300
Change in restricted investments	(5,552)	(1,749)
Capital expenditures	(44,347)	(53,470)
Net cash used in investing activities	(32,337)	(49,185)
Cash Flow from Financing Activities:
Proceeds from long-term debt	435,000	225,579
Payments on long-term debt	(356,831)	(262,411)
Payments on non-recourse debt	(3,797)	(2,908)
Taxes paid related to net share settlements of equity awards	(2,002)	(2,789)
Proceeds from issuance of common stock in connection with ESPP	180	296
Payment for repurchases of common stock	—	(9,009)
Debt issuance costs	(9,587)	—
Cash dividends paid	(30,487)	(116,160)
Net cash provided by (used in) financing activities	32,476	(167,402)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(449)	(960)
Net Increase in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	205,251	39,229
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	311,853	67,472
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$517,104	$106,701
Supplemental Disclosures:
Non-cash Investing and Financing activities:
Right-of-use assets obtained from operating lease liabilities	$4,230	$6,384
Equipment obtained from finance lease liabilities	$1,198	$579
Dividends paid in treasury shares	$153	$—
Conversion of pension liability to shares of common stock	$—	$8,925
Capital expenditures in accounts payable and accrued expenses	$6,163	$6,083

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) is a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of secure facilities, processing centers and community reentry centers in the United States, Australia, South Africa and the United Kingdom. The Company owns, leases and operates a broad range of facilities including maximum, medium and minimum security facilities, processing centers, as well as community-based reentry facilities and offers an expanded delivery of rehabilitation services under its 'GEO Continuum of Care' platform. The 'GEO Continuum of Care' program integrates enhanced rehabilitative programs, which are evidence-based and include cognitive behavioral treatment and post-release services, and provides academic and vocational classes in life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for individuals as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). At June 30, 2021, the Company’s worldwide operations include the management and/or ownership of approximately 90,000 beds at 114 facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 200,000 individuals, including over 100,000 through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

The Company's unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2021 for the year ended December 31, 2020. The accompanying December 31, 2020 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results for the entire year ending December 31, 2021, or for any other future interim or annual periods.

Risks and uncertainties

Executive Order

On January 26, 2021, President Biden signed an executive order directing the United States Attorney General not to renew Department of Justice (“DOJ”) contracts with privately operated criminal detention facilities, as consistent with applicable law (the “Executive Order”). Two agencies of the DOJ, the Bureau of Prisons (“BOP”) and U.S. Marshals Service (“USMS”), utilize GEO’s services. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts. GEO’s contracts with the BOP for its company-owned 1,940-bed Great Plains Correctional Facility, company-owned 1,732-bed Big Spring Correctional Facility, company-owned 1,800-bed Flightline Correctional Facility, and company-owned 1,800-bed North Lake Correctional Facility have renewal option periods that expire on May 31, 2021, November 30, 2021, November 30, 2021, and September 30, 2022, respectively. Additionally, the contracts with the BOP for the county owned and managed 1,800-bed Reeves County Detention Center I & II and the 1,376-bed Reeves County Detention Center III have renewal option periods that expire September 30, 2022 and June 30, 2022, respectively. The Company has a management agreement with Reeves County, Texas for the management oversight of these two county-owned facilities. In total, the Great Plains, Big Spring, Flightline, North Lake Correctional Facilities, Reeves County Detention Center I & II and Reeves County Detention Center III generated approximately $145 million in revenues during the year ended December 31, 2020. The BOP has experienced a decline in federal prison populations over the last several years, a trend that has more recently been accelerated by the COVID-19 global pandemic. As a result of the Executive Order and the decline in federal prison populations, the above-described contracts with the BOP may not be renewed over the coming years. On March 5, 2021, the Company was notified by the BOP that it has decided to not exercise its contract renewal option for the company-owned, 1,940-bed Great Plains Correctional Facility in Oklahoma, when the contract base period expires on May 31, 2021. On March 25, 2021 the Company was notified that the BOP had decided to terminate its contract with the county-owned and managed Reeves County Detention Center I & II effective May 10, 2021. On March 15, 2021, the Company announced that the USMS had decided to not exercise the contract renewal option for its company-owned, 222-bed Queens Detention Facility in New York, when the contract base period ended on March 31, 2021.

Quarterly Dividends

On April 7, 2021, GEO announced that its Board of Directors (the “Board”) had immediately suspended GEO’s quarterly dividend payments with the goal of maximizing the use of cash flows to repay debt, deleverage and internally fund growth. While GEO currently intends to maintain its corporate tax structure as a REIT, the Board is evaluating GEO’s corporate tax structure as a REIT. The Board’s evaluation of the current corporate tax structure and GEO’s REIT status is expected to take into consideration, among other factors, potential changes to GEO’s financial operating performance, as well as potential changes to the Internal Revenue Code of 1986, as amended (the “Code”) applicable to U.S. corporations and REITs. As a part of this evaluation, GEO has engaged financial advisors and legal advisors to assist in evaluating various capital structure alternatives. The Board expects to conclude its evaluation in the fourth quarter of 2021, and should the Board determine to maintain GEO’s REIT status, an additional dividend payment may be required before year-end in order to meet the minimum REIT distribution requirements under the Code.

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

The Company has been closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact those entrusted to its care and governmental partners. During the year ended December 31, 2020, the Company did incur disruptions from the COVID-19 pandemic but, it is unable to predict the overall future impact that the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties related to the pandemic. The COVID-19 pandemic and related government-imposed mandatory closures, the efficacy and distribution of COVID-19 vaccines, shelter in-place restrictions and social distancing protocols and increased expenditures on engineering controls, personal protective equipment, diagnostic testing, medical expenses, temperature scanners, protective plexiglass barriers and increased sanitation have had, and will continue to have, a severe impact on global economic conditions and the environment in which the Company operates. Starting in early 2020, the Company began to observe negative impacts from the pandemic on its performance in its secure services business, specifically with its U.S. Immigration and Customs Enforcement (“ICE”) Processing Centers and U.S. Marshals Facilities, as a result of a decrease in court sentencing at the federal level and reduced operational capacity to promote social distancing protocols. Additionally, the Company’s reentry services business conducted through its GEO Care business segment has also been negatively impacted, specifically its residential reentry centers and non-residential day reporting programs were impacted by declines in programs due to lower levels of referrals by federal, state and local agencies. Additionally, the Company has experienced the transmission of COVID-19 among detainees and staff at most of its facilities during 2020 and continuing into 2021. If the Company is unable to mitigate the transmission of COVID-19 at its facilities it could experience a material adverse effect on its financial position, results of operations and cash flows. Although the Company is unable to predict the duration or scope of the COVID-19 pandemic or estimate the extent of the negative financial impact to its operating results, an extended period of depressed economic activity necessitated to combating the disease, and the severity and duration of the related global economic crisis may adversely impact its future financial performance.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its various business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company's goodwill balances from January 1, 2021 to June 30, 2021 are as follows (in thousands):

	January 1, 2021	Foreign Currency Translation	June 30, 2021
U.S. Secure Services	$316,366	$—	$316,366
GEO Care [1]	438,443	—	438,443
International Services	441	(11)	430
Total Goodwill	$755,250	$(11)	$755,239

[1] Net of accumulated loss on impairment of $21.1 million related to the Community Based reporting unit for an impairment charge incurred during the fourth quarter of 2020.

As previously discussed in Note 1 – Basis of Presentation, on January 26, 2021, President Biden signed an Executive Order directing the United States Attorney General not to renew DOJ contracts with privately operated criminal detention facilities, as consistent with applicable law. The exact details regarding the timing, scope and impacts of this plan is unknown, and uncertainties exist about the capacity of other DOJ facilities to absorb the populations which are currently housed in public-private partnerships. The Company considered the issuance of the Executive Order to be a “triggering event” that requires certain quantitative testing for potential impairment of goodwill for its U.S. Secure Services reporting unit.

The quantitative testing performed during first quarter 2021 resulted in no impairment in the goodwill of the U.S. Secure Services reporting unit. The carrying value of the U.S. Secure Services reporting unit is all of the goodwill in the U.S. Secure Services segment in the table above. The calculated fair value of the U.S. Secure Services reporting unit exceeded its carrying value. The percentage that the fair value exceeded the carrying value was approximately 6%. The Company used a third-party valuation firm to determine the estimated fair value of the reporting unit using a discounted cash flow model which is dependent on several significant estimates and assumptions related to forecasts of future cash flows and the weighted average cost of capital, among other factors. A discount rate of 10% was utilized to adjust the cash flow forecasts based on the Company’s estimate of a market participant’s weighted-average cost of capital. Growth rates for sales, profits and other assumptions were determined using inputs from the Company’s long-term planning process. The Company also makes estimates for discount rates and other factors based on market conditions, historical experience and other economic factors. Additionally, management made certain assumptions relating to future re-activations and sales of certain idle facilities, including those where the BOP and USMS have recently notified the Company of its intention not to exercise upcoming renewal options and/or not to rebid contracts with upcoming contract expirations. A change in one or a combination of these assumptions could significantly impact the fair value of the reporting unit. For example, a 1% increase in the discount rate would cause the carrying value to exceed the fair value and trigger an impairment of approximately $76 million or 24% of the goodwill balance in the U.S. Secure Services reporting unit. Conversely, a 1% decrease in the discount rate would increase the percentage that the fair value exceeded the carrying value to 22%.

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

The Company has also recorded other finite and indefinite-lived intangible assets as a result of its various business combinations. The Company's intangible assets include facility management contracts, covenants not to compete, trade names and technology, as follows (in thousands):

	June 30, 2021				December 31, 2020
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	16.3	$308,407	$(179,090)	$129,317	$308,398	$(168,848)	$139,550
Technology	7.3	33,700	(30,703)	2,997	33,700	(30,703)	2,997
Trade names	Indefinite	45,200	—	45,200	45,200	—	45,200
Total acquired intangible assets		$387,307	$(209,793)	$177,514	$387,298	$(199,551)	$187,747

Amortization expense was $10.2 million and $11.2 million for the six months ended June 30, 2021 and 2020, respectively. Amortization expense was primarily related to the U.S Secure Services and GEO Care segments' amortization of acquired facility management contracts. As of June 30, 2021, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 2.3 years.

Estimated amortization expense related to the Company's finite-lived intangible assets for the remainder of 2021 through 2025 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2021	$9,119
2022	18,135
2023	13,491
2024	9,758
2025	9,706
Thereafter	72,105
$132,314

3. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

		Fair Value Measurements at June 30, 2021
	Carrying Value at June 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment:
Rabbi Trust	$41,301	$—	$41,301	$—
Fixed income securities	1,950	—	1,950	—
Liabilities:
Interest rate swap derivatives	$3,759	$—	$3,759	$—

		Fair Value Measurements at December 31, 2020
	Carrying Value at December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$35,749	$—	$35,749	$—
Fixed income securities	1,932	—	1,932	—
Liabilities:
Interest rate swap derivatives	$6,015	$—	$6,015	$—

The Company’s Level 2 financial instruments included in the tables above as of June 30, 2021 and December 31, 2020 consist of interest rate swap derivative liabilities held by GEO, the Company's rabbi trust established for a GEO employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and an investment in Canadian dollar denominated fixed income securities.

The interest rate swap derivative liabilities are valued using a discounted cash flow model based on projected borrowing rates. The Company's restricted investment in the rabbi trust is invested in Company-owned life insurance policies which are recorded at their cash surrender values. These investments are valued based on the underlying investments held in the policies' separate account. The underlying assets are equity and fixed income pooled funds that are comprised of Level 1 and Level 2 securities. The Canadian dollar denominated securities, which are not actively traded, are valued using quoted rates for these and similar securities.

4. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at June 30, 2021 and December 31, 2020 (in thousands):

		Estimated Fair Value Measurements at June 30, 2021
	Carrying Value as of June 30, 2021	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$483,048	$483,048	$483,048	$—	$—
Restricted cash and investments	34,056	34,056	34,056	—	—
Liabilities:
Borrowings under senior credit facility	$1,555,355	$1,405,565	$—	$1,405,565	$—
5.125% Senior Notes due 2023	259,275	247,475	—	247,475	—
5.875% Senior Notes due 2024	225,293	203,365	—	203,365	—
6.00% Senior Notes due 2026	350,000	286,321	—	286,321	—
6.50% Exchangeable Senior Notes due 2026	230,000	220,952	—	220,952	—
Non-recourse debt	332,122	322,122	—	322,122	—

		Estimated Fair Value Measurements at December 31, 2020
	Carrying Value as of December 31, 2020	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$283,524	$283,524	$283,524	$—	$—
Restricted cash and investments	28,329	28,329	28,329	—	—
Liabilities:
Borrowings under senior credit facility	$1,474,437	$1,342,066	$—	$1,342,066	$—
5.875% Senior Notes due 2022	193,958	192,736	—	192,736	—
5.125% Senior Notes due 2023	281,783	256,096	—	256,096	—
5.875% Senior Notes due 2024	242,500	202,458	—	202,458	—
6.00% Senior Notes due 2026	350,000	279,493	—	279,493	—
Non-recourse debt	344,614	344,632	—	344,632	—

The fair values of the Company’s cash and cash equivalents, and restricted cash and investments approximates the carrying values of these assets at June 30, 2021 and December 31, 2020. Restricted cash consists of money market funds, bank deposits, commercial paper and time deposits used for asset replacement funds and other funds contractually required to be maintained at the Company's Australian subsidiary. The fair value of the money market funds and bank deposits is based on quoted market prices (Level 1) and the fair value of commercial paper and time deposits is based on market prices for similar instruments (Level 2).

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

5. RESTRICTED CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 30, 2021	June 30, 2020
Cash and cash equivalents	$483,048	$75,734
Restricted cash and cash equivalents - current	29,892	28,345
Restricted cash and investments - non-current	45,465	32,703
Less Restricted investments - non-current	(41,301)	(30,081)
Total cash, cash equivalents and restricted cash and cash equivalents shown in the statement of cash flows	$517,104	$106,701

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

6. SHAREHOLDERS’ EQUITY

The following tables present the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Common shares		Additional Paid-In	Distributions in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended June 30, 2021
Balance, March 31, 2021	122,303	$1,272	$1,268,027	$(202,834)	$(20,110)	4,852	$(105,099)	$(1,083)	$940,173
Stock-based compensation expense	—	—	4,023	—	—	—	—	—	4,023
Restricted stock granted	200	2	(2)	—	—	—	—	—	—
Restricted stock canceled	(93)	(1)	1	—	—	—	—	—	—
Dividends paid [1]	—	—	—	—	—	—	—	—	—
Shares withheld for net settlements of share- based awards [3]	(12)	—	(100)	—	—	—	—	—	(100)
Issuance of common stock - ESPP	11	—	65	—	—	—	—	—	65
Net income (loss)	—	—	—	41,959	—	—	—	(28)	41,931
Other comprehensive income (loss)	—	—	—	—	(1,022)	—	—	(2)	(1,024)
Balance, June 30, 2021	122,409	$1,273	$1,272,014	$(160,875)	$(21,132)	4,852	$(105,099)	$(1,113)	$985,068

	Common shares		Additional Paid-In	Distributions in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended June 30, 2020
Balance, March 31, 2020	121,386	$1,262	$1,247,068	$(152,301)	$(33,499)	4,764	$(104,184)	$(890)	$957,456
Proceeds from exercise of stock options	—	—	—	—	—	—	—	—	-
Stock-based compensation expense	—	—	4,706	—	—	—	—	—	4,706
Restricted stock canceled	(5)	—	—	—	—	—	—	—	-
Dividends paid [1]	—	—	—	(58,457)	—	—	—	—	(58,457)
Other adjustment to paid-in capital [2]			273						273
Purchase of treasury shares [2]	(23)	—	—	—	—	23	(273)		(273)
Shares withheld for net settlements of share- based awards [3]	—	—	(156)	—	—	—	—	—	(156)
Issuance of common stock - ESPP	13	—	146	—	—	—	—	—	146
Net income (loss)	—	—	—	36,720	—	—	—	(66)	36,654
Other comprehensive income (loss)	—	—	—	—	3,945	—	—	1	3,946
Balance, June 30, 2020	121,371	$1,262	$1,252,037	$(174,038)	$(29,554)	4,787	$(104,457)	$(955)	$944,295

	Common shares		Additional Paid-In	Distributions in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interests	Equity
For the Six Months Ended June 30, 2021
Balance January 1, 2021	121,318	$1,262	$1,262,267	$(222,892)	$(22,589)	4,835	$(104,946)	$(1,020)	$912,082
Proceeds from exercise of stock options	—	—	1	—	—	—	—	—	1
Stock-based compensation expense	—	—	11,426	—	—	—	—	—	11,426
Restricted stock granted	1,448	14	(14)	—	—	—	—	—	—
Restricted stock canceled	(111)	—	—	—	—	—	—	—	—
Dividends paid [1]	—	—	—	(30,487)	—	—	—	—	(30,487)
Other adjustment to additional paid-in capital [2]	—	—	153	—	—	—	—	—	153
Shares withheld for net settlements of share- based awards [3]	(256)	(3)	(1,999)	—	—	—	—	—	(2,002)
Issuance of common stock - ESPP	27	—	180	—	—	—	—	—	180
Purchase of treasury shares [2]	(17)	—	—	—	—	17	(153)	—	(153)
Net income (loss)	—	—	—	92,504	—	—	—	(88)	92,416
Other comprehensive income (loss)	—	—	—	—	1,457	—	—	(5)	1,452
Balance, June 30, 2021	122,409	$1,273	$1,272,014	$(160,875)	$(21,132)	4,852	$(105,099)	$(1,113)	$985,068

	Common shares		Additional Paid-In	Earnings in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Distributions	Loss	Shares	Amount	Interests	Equity
For the Six Months Ended June 30, 2020
Balance, January 1, 2020	121,225	$1,254	$1,230,865	$(119,779)	$(20,335)	4,210	(95,175)	$(782)	$996,048
Proceeds from exercise of stock options	—	—	1	—	—	—	—	—	1
Stock-based compensation expense	—	—	14,474	—	—	—	—	—	14,474
Restricted stock granted	900	9	(9)	—	—	—	—	—	-
Restricted stock canceled	(27)	—	—	—	—	—	—	—	-
Dividends paid [1]	—	—	—	(116,160)	—	—	—	—	(116,160)
Shares withheld for net settlements of share- based awards [3]	(173)	(1)	(2,788)	—	—	—	—	—	(2,789)
Issuance of common stock - ESPP	23	—	296	—	—	—	—	—	296
Purchase of treasury shares [2]	(577)	—	—	—	—	577	(9,282)	—	(9,282)
Other adjustment to additional paid-in capital [2]	—	—	9,198	—	—	—	—	—	9,198
Net income (loss)	—	—	—	61,901	—	—	—	(126)	61,775
Other comprehensive income (loss)	—	—	—	—	(9,219)	—	—	(47)	(9,266)
Balance, June 30, 2020	121,371	$1,262	$1,252,037	$(174,038)	$(29,554)	4,787	$(104,457)	$(955)	$944,295

[1]	Dividends paid are net of dividends forfeited on unvested shares of restricted stock.

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

The Company and its CEO entered into on May 27, 2021, and effective as of July 1, 2021, an Amended and Restated Executive Retirement Agreement which replaces the February 26, 2020 agreement. Refer to Note 15 – Subsequent Events for further information.

[3]

During the six months ended June 30, 2021 and 2020, the Company withheld shares through net share settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees.

REIT Distributions

As a REIT, GEO is required to distribute annually at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain) and began paying regular quarterly REIT dividends in 2013. The amount, timing and frequency of future dividends, however, will be at the sole discretion of GEO's Board and will be declared based upon various factors, many of which are beyond GEO's control, including, GEO's financial condition and operating cash flows, the amount required to maintain REIT status, limitations on distributions in GEO's existing and future debt instruments, limitations on GEO's ability to fund distributions using cash generated through GEO's taxable REIT subsidiaries ("TRSs") and other factors that GEO's Board may deem relevant. On April 7, 2021, GEO’s Board immediately suspended GEO’s quarterly dividend payments. Refer to Note 1 – Basis of Presentation for further information.

During the six months ended June 30, 2021 and the year ended December 31, 2020, GEO declared and paid the following regular cash distributions to its shareholders as follows:

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

The components of accumulated other comprehensive income (loss) attributable to GEO within shareholders' equity are as follows:

	Six Months Ended June 30, 2021
	(In thousands)
	Foreign currency translation adjustments, net of tax (1)	Change in fair value of derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2021	$(9,207)	$(4,752)	$(8,630)	$(22,589)
Current-period other comprehensive income (loss)	(636)	311	1,782	1,457
Balance, June 30, 2021	$(9,843)	$(4,441)	$(6,848)	$(21,132)

	Six Months Ended June 30, 2020
	(In thousands)
	Foreign currency translation adjustments, net of tax (1)	Change in fair value of derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2020	$(12,314)	$(1,476)	$(6,545)	$(20,335)
Current-period other comprehensive income (loss)	(4,757)	(4,675)	213	(9,219)
Balance, June 30, 2020	$(17,071)	$(6,151)	$(6,332)	$(29,554)

(1)	The foreign currency translation related to noncontrolling interests was not significant at June 30, 2021 or 2020.

7. EQUITY INCENTIVE PLANS

The Board adopted The GEO Group, Inc. Amended and Restated 2018 Stock Incentive Plan (the "2018 Amended and Restated Plan"), which was approved by the Company's shareholders on April 28, 2021. The 2018 Amended and Restated Plan supersedes the previous 2018 Stock Incentive Plan. As of the date the 2018 Amended and Restated Plan was approved by the Company’s shareholders’, it provided for a reserve of an additional 16,800,000 shares of common stock that may be issued pursuant to awards granted under the 2018 Amended and Restated Plan. The Company filed a Form S-8 registration statement related to the 2018 Amended and Restated Plan on June 15, 2021.

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each time-based or performance-based option awarded. For options granted during the six months ended June 30, 2021, the fair value was estimated using the following assumptions: (i) volatility of 43.28%; (ii) expected term of 5 years; (iii) risk free interest rate of 0.24%; and (iv) the then expected dividend yield of 13.30% (subsequent to the grant date the Board suspended the Company’s quarterly dividend payments). A summary of the activity of stock option awards issued and outstanding under Company plans was as follows for the six months ended June 30, 2021:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at January 1, 2021	1,951	$22.07	6.62	$—
Options granted	478	7.52
Options exercised	—	—
Options forfeited/canceled/expired	(256)	14.03
Options outstanding at June 30, 2021	2,173	$19.83	6.81	$—
Options vested and expected to vest at June 30, 2021	2,065	$20.24	6.68	$—
Options exercisable at June 30, 2021	1,276	$24.30	5.42	$—

On March 1, 2021, the Company granted approximately 478,000 options to certain employees which had a per share grant date fair value of $0.79. For the three months ended June 30, 2021 and 2020, the amount of stock-based compensation expense related to stock options was $0.4 million and $0.6 million, respectively. As of June 30, 2021, the Company had $1.4 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.6 years.

Restricted Stock

Compensation expense for nonvested stock awards is recorded over the vesting period based on the fair value at the date of grant. Generally, the restricted stock awards vest in equal increments generally over either a three or four-year period. The fair value of restricted stock awards, which do not contain a market-based vesting condition, is determined using the closing price of the Company's common stock on the date of grant. The Company has historically issued share-based awards with service-based, performance-based and market-based vesting criteria.

A summary of the activity of restricted stock outstanding is as follows for the six months ended June 30, 2021:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at January 1, 2021	2,154	$20.61
Granted	1,448	6.95
Vested	(824)	21.75
Forfeited/canceled	(111)	9.46
Restricted stock outstanding at June 30, 2021	2,667	$12.72

On March 1, 2021, the Company granted approximately 1,448,000 shares of restricted stock to certain employees and executive officers. Of these awards, 844,000 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2021, 2022 and 2023.

The vesting of these performance-based restricted stock grants are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the shares of restricted stock ("TSR Target Award") can vest at the end of a three year performance period if GEO meets certain total shareholder return ("TSR") performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2021 to December 31, 2023 and (ii) up to 50% of the shares of restricted stock ("ROCE Target Award") can vest at the end of a three year period if GEO meets certain return on capital employed ("ROCE") performance targets over a three year period from January 1, 2021 to December 31, 2023. Certain of these performance-based restricted stock grants can vest over a one-year period if GEO meets certain performance targets, as mentioned above, over three one-year periods from January 1, 2021 to December 31, 2021, January 1, 2022 to December 31, 2022 and January 1, 2023 to December 31, 2023. These market and performance awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the performance-based awards is based on the target awards for both metrics.

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

The metric related to TSR is considered to be a market condition. For share-based awards that contain a market condition, the probability of satisfying the market condition must be considered in the estimate of grant-date fair value and previously recorded compensation expense is not reversed if the market condition is never met. The fair value of these awards was determined based on a Monte Carlo simulation, which calculates a range of possible outcomes and the probabilities that they will occur, using the following weighted average key assumptions: (i) volatility of 47.6%; (ii) beta of 0.79; and (iii) risk free rate of 0.21%.

For the six months ended June 30, 2021 and 2020, the Company recognized $11.4 million and $13.9 million, respectively, of compensation expense related to its restricted stock awards. As of June 30, 2021, the Company had $23.4 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 2.4 years.

Employee Stock Purchase Plan

The Company previously adopted The GEO Group Inc. 2011 Employee Stock Purchase Plan (the “Plan or "ESPP”) effective July 9, 2011. The Company has since amended and restated the Plan (the “Amended ESPP”) which was approved by the Company’s shareholders on April 28, 2021 and became effective on July 9, 2021. The purpose of the Amended ESPP, which is qualified under Section 423 of the Code, is to encourage stock ownership through payroll deductions by the employees of GEO and designated subsidiaries of GEO in order to increase their identification with the Company’s goals and secure a proprietary interest in the Company’s success. These deductions are used to purchase shares of the Company’s common stock at a 5% discount from the then current market price. The maximum number of shares of common stock reserved for issuance over the term of the Amended ESPP on the amended effective date shall not exceed 506,023 shares.

The Amended ESPP is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Amended ESPP are made on the last day of each month. During the six months ended June 30, 2021, 26,525 shares of the Company's common stock were issued in connection with the Amended ESPP.

8. EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing the net income attributable to The GEO Group, Inc. available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income attributable to The GEO Group, Inc. available to common stockholders represents net income attributable to The GEO Group reduced by an allocation of earnings to participating securities. The 6.50% Exchangeable Notes due 2026, which contain non-forfeitable rights to dividends declared and paid on the shares of common stock, are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Diluted EPS is calculated under the if-converted method and the two-class method for each class of shareholders using the weighted average number of shares attributable to each class. The calculation that results in the lowest diluted earnings per share amount for common stock is reported in the Company’s financial statements. The if-converted method includes the dilutive effect of potential common shares related to the 6.50% Exchangeable Notes due 2026, if any. Basic and diluted earnings per share were calculated for the three and six months ended June 30, 2021 and 2020 as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income	$41,931	$36,654	$92,416	$61,775
Net loss attributable to noncontrolling interests	28	66	88	126
Less: Undistributed income allocable to participating securities	(7,197)	-	(7,715)	-
Net income attributable to The GEO Group, Inc. available to common stockholders	34,762	36,720	84,789	61,901
Basic earnings per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	120,426	119,810	120,225	119,602
Per share amount	$0.29	$0.31	$0.71	$0.52
Diluted earnings per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	120,426	119,810	120,225	119,602
Dilutive effect of equity incentive plans	44	154	206	335
Weighted average shares assuming dilution	120,470	119,964	120,431	119,937
Per share amount	$0.29	$0.31	$0.70	$0.52

For the three months ended June 30, 2021, 2,236,507 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share ("EPS") because the effect would be anti-dilutive. There were 2,364,217 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the three months ended June 30, 2020, 2,035,236 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 1,834,228 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the six months ended June 30, 2021, 2,236,507 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 2,364,217 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the six months ended June 30, 2020, 2,035,236 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 1,834,228 common stock equivalents from restricted shares that were anti-dilutive for the period.

On February 24, 2021, the Company’s wholly-owned subsidiary, GEO Corrections Holdings, Inc. (“GEOCH”), completed a private offering of $230 million aggregate principal amount of 6.50% Exchangeable Senior Unsecured Notes due 2026. Refer to Note 10 – Debt for additional information. As of June 30, 2021, conditions had not been met to exchange the 6.50% Exchangeable Notes due 2026 into shares of the Company’s common stock. Approximately 24.9 million and 17.1 million shares of potential common shares associated with the conversion option embedded in the convertible notes were excluded from the computation for the three and six months ended June 30, 2021, respectively, as the Company’s average stock price during the period was lower than the exchange price.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

In August 2019, the Company entered into two interest rate swap agreements in the aggregate notional amount of $44.3 million to fix the interest rate on certain of its variable rate debt to 4.22%. The Company has designated these interest rate swaps as hedges against changes in the cash flows of two identical promissory notes (the "Notes") which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the Notes and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in fair value of the interest rate swaps as accumulated other comprehensive income, net of applicable taxes. Total unrealized gains recorded in other comprehensive income, net of tax, related to these cash flow hedges was $1.8 million during the six months ended June 30, 2021. The total fair value of the swap liabilities as of June 30, 2021 was $3.8 million and is recorded as a component of Other Non-Current liabilities within the accompanying consolidated balance sheet. There was no material ineffectiveness for the period presented. The Company does not expect to enter into any transactions during the next twelve months which would result in reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss). Refer to Note 10 - Debt for additional information.

 .

10. DEBT

Debt outstanding as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Senior Credit Facility:
Term loan	$766,000	$770,000
Unamortized discount on term loan	(1,428)	(1,705)
Unamortized debt issuance costs on term loan	(3,387)	(4,043)
Revolver	789,355	704,437
Total Senior Credit Facility	1,550,540	1,468,689
6.50% Exchangeable Senior Notes:
Notes Due in 2026	230,000	—
Unamortized debt issuance costs	(9,060)	—
Total 6.50% Exchangeable Senior Notes Due in 2026	220,940	—
6.00% Senior Notes:
Notes Due in 2026	350,000	350,000
Unamortized debt issuance costs	(3,411)	(3,709)
Total 6.00% Senior Notes Due in 2026	346,589	346,291
5.875% Senior Notes:
Notes Due in 2024	225,293	242,500
Unamortized debt issuance costs	(1,639)	(2,000)
Total 5.875% Senior Notes Due in 2024	223,654	240,500
5.125% Senior Notes:
Notes Due in 2023	259,275	281,783
Unamortized debt issuance costs	(1,552)	(2,033)
Total 5.125% Senior Notes Due in 2023	257,723	279,750
5.875% Senior Notes:
Notes Due in 2022	—	193,958
Unamortized debt issuance costs	—	(710)
Total 5.875% Senior Notes Due in 2022	—	193,248
Non-Recourse Debt	332,122	344,614
Unamortized debt issuance costs on non-recourse debt	(4,945)	(5,237)
Unamortized discount on non-recourse debt	(9)	(25)
Total Non-Recourse Debt	327,168	339,352
Finance Lease Liabilities	5,066	5,029
Other debt	41,896	42,413
Total debt	2,973,576	2,915,272
Current portion of finance lease liabilities, long-term debt and non-recourse debt	(27,240)	(26,180)
Finance Lease Liabilities, long-term portion	(2,614)	(2,988)
Non-Recourse Debt, long-term portion	(311,390)	(324,223)
Long-Term Debt	$2,632,332	$2,561,881

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

The Credit Agreement evidences a credit facility (the "Credit Facility") consisting of a $792.0 million term loan bearing interest at LIBOR plus 2.00% (with a LIBOR floor of 0.75%), and a $900.0 million revolver initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD275 million, or $206.5 million, based on exchange rates as of June 30, 2021, available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars under the Australian Dollar Letter of Credit Facility (the "Australian LC Facility"). As of June 30, 2021, there were no letters of credit issued under the Australian LC Facility. Amounts to be borrowed by GEO under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The term loan component is scheduled to mature on March 23, 2024. The revolving credit commitment component is scheduled to mature on May 17, 2024. The Credit Agreement also has an accordion feature of $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

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

On August 18, 2016, the Company executed a letter of offer providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of approximately AUD59 million, or $44.3 million, based on exchange rates in effect as of June 30, 2021 (collectively, the “Bank Guarantee Facility”). The Bank Guarantee Facility allows GEO to provide letters of credit to assure performance of certain obligations of its wholly owned subsidiary relating to its correctional facility in Ravenhall, located near Melbourne, Australia. The Bank Guarantee Facility is unsecured. The issuance of letters of credit under the Bank Guarantee Facility is subject to the satisfaction of the conditions precedent specified in the letter of offer. Letters of credit issued under the bank guarantee lines are due on demand and letters of credit issued under the bank guarantee/standby sub-facility cannot have a duration exceeding twelve months. The Bank Guarantee Facility may be terminated by the lender on 90 days written notice. As of June 30, 2021, there was AUD59 million in letters of credit issued under the Bank Guarantee Facility.

As of June 30, 2021, the Company had approximately $766.0 million in aggregate borrowings outstanding under its term loan, approximately $789.4 million in borrowings under its revolver, and approximately $68.3 million in letters of credit which left approximately $42.3 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of June 30, 2021 was 2.54%.

6.50% Exchangeable Senior Notes due 2026

On February 24, 2021, the Company’s wholly-owned subsidiary, GEOCH, completed a private offering of $230 million aggregate principal amount of 6.50% exchangeable senior unsecured notes due 2026 which included the full exercise of the initial purchasers’ over-allotment option to purchase an additional $30 million aggregate principal amount of Convertible Notes. The Convertible Notes will mature on February 23, 2026, unless earlier repurchased or exchanged. The Convertible Notes bear interest at the rate of 6.50% per year plus an additional amount based on the dividends paid by the Company on its common stock, $0.01 par value per share. Interest on the notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021.

Subject to certain restrictions on share ownership and transfer, holders may exchange the notes at their option prior to the close of business on the business day immediately preceding November 25, 2025, but only under the following circumstances: (1) during the five consecutive business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the exchange rate for the notes on each such trading day; or (2) upon the occurrence of certain specified corporate events. On or after November 25, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, holders may exchange their notes at any time, regardless of the foregoing circumstances. Upon exchange of a note, GEO will pay or deliver, as the case may be, cash or a combination of cash and shares of the Company’s common stock. As of June 30, 2021, conditions had not been met to convert.

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

The Company used the net proceeds from this offering, including the exercise in full of the initial purchasers' over-allotment option to fund the redemption of the then outstanding amount of approximately $194.0 million of the Company’s 5.875% senior notes due 2022, to re-purchase additional senior notes and used remaining net proceeds to pay related transaction fees and expenses, and for general corporate purposes of the Company. As a result of the redemption, deferred loan costs in the amount of approximately $0.7 million were written off to loss on extinguishment of debt during the six months ended June 30, 2021.

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

The Company elected to early adopt ASU 2020-06, Debt – Debt with Conversion and Other Options and Derivatives and Hedging – Contracts in Entity’s Own Equity, on January 1, 2021. The new standard simplifies the accounting for convertible debt by removing the requirements to separately present certain conversion features in equity. In addition, the new standard also simplifies the guidance in ASC 815-40, Derivatives and Hedging – Contract in Entity’s Own Equity, by removing certain criteria that must be satisfied to classify a contract as equity. Finally, the new standard revises the guidance on calculating earnings per share. The Company determined under the guidance of the new standard that the embedded conversion option does not require bifurcation and all proceeds were allocated to the Convertible Notes as a single instrument and is included in Long-Term Debt in the accompanying consolidated balance sheets. The costs incurred in the issuance, including the initial purchasers discount, totaling approximately $9.6 million, are classified as a cash outflow within the financing activities section in the consolidated statement of cash flows, and are also being amortized to expense over the term of the Convertible Notes. The Company did not have any convertible instruments outstanding during 2020.

Because the Company currently intends to settle conversions by paying cash up to the principal amount of the Convertible Notes, with any excess conversion value settled in shares of common stock, the Convertible Notes are being accounted for using the net settlement method (or treasury stock-type method) for the purposes of calculating diluted earnings per share. Using this method, the denominator will be affected when the average share price of the Company's common stock for a given period is greater than the conversion price of approximately $9.225 per share. There was no dilutive impact for the three and six months ended June 30, 2021.

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

Debt Repurchases

On August 16, 2019, the Company's Board of Directors authorized the Company to repurchase and/or retire a portion of the 6.00% Senior Notes due 2026, the 5.875% Senior Notes due 2024, the 5.125% Senior Notes due 2023, the 5.875% Senior Notes due 2022 (collectively the "GEO Senior Notes") and the Company's term loan under its Amended Credit Agreement through cash purchases, in open market purchases, privately negotiated transactions, or otherwise, up to an aggregate maximum of $100.0 million, subject to certain limitations through December 31, 2020. During the first quarter of 2021, the 5.875% Senior Notes due 2022 were redeemed in connection with the offering of the Convertible Notes discussed above. On February 11, 2021, the Board authorized a new repurchase program for repurchases/retirements of the above referenced GEO Senior Notes and term loan, subject to certain limitations up to an aggregate maximum of $100.0 million through December 31, 2022.

During the six months ended June 30, 2021, the Company repurchased $22.5 million in aggregate principal amount of its 5.125% Senior Notes due 2023 at a weighted average price of 90.68% for a total cost of $20.4 million. Additionally, the Company repurchased $17.2 million in aggregate principal amount of its 5.875% Senior Notes due 2024 at a weighted average price of 79.51% for a total cost of $13.7 million. As a result of these repurchases, the Company recognized a gain on extinguishment of debt of $5.6 million.

During the six months ended June 30, 2020, the Company repurchased $5.5 million in aggregate principal amount of its 5.125% Senior Notes due 2023 at a weighted average price of 70.68% for a total cost of $3.9 million. As a result of these repurchases, the Company recognized a net gain on extinguishment of debt of $1.6 million.

Non-Recourse Debt

Northwest ICE Processing Center

The remaining balance of the original debt service requirement under the $54.4 million note payable ("2011 Revenue Bonds") to WEDFA is $8.1 million, all of which is classified as current in the accompanying consolidated balance sheet as of June 30, 2021. The payment of principal and interest on the 2011 Revenue Bonds issued by WEDFA is non-recourse to GEO. The 2011 Revenue Bonds will mature in October 2021 with a fixed coupon rate of 5.25%.

As of June 30, 2021, included in current restricted cash and cash equivalents is $8.6 million of funds held in trust for debt service and other reserves with respect to the above-mentioned note payable to WEDFA.

Australia - Ravenhall

In connection with a design and build project agreement with the State of Victoria, in September 2014, the Company entered into a syndicated facility agreement (the "Construction Facility") to provide debt financing for construction of the project. The Construction Facility provided for non-recourse funding up to AUD791 million, or approximately $593.9 million, based on exchange rates as of June 30, 2021. In accordance with the terms of the contract, upon completion and commercial acceptance of the project in late 2017, the State of Victoria made a lump sum payment of AUD310 million, or approximately $232.7 million, based on exchange rates as of June 30, 2021. The term of the Construction Facility was through September 2020 and bore interest at a variable rate quoted by certain Australian banks plus 200 basis points. On May 22, 2019, the Company completed an offering of AUD461.6 million, or $346.6 million, based on exchange rates as of June 30, 2021, aggregate principal amount of non-recourse senior secured notes due 2042 (the "Non-Recourse Notes"). The amortizing Non-Recourse Notes were issued by Ravenhall Finance Co Pty Limited in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Non-Recourse Notes were issued with a coupon and yield to maturity of 4.23% with a maturity date of March 31, 2042. The net proceeds from this offering were used to refinance the outstanding Construction Facility and to pay all related fees, costs and expenses associated with the transaction. As a result of the transaction, the Company incurred a $4.5 million loss on extinguishment of debt related to swap termination fees and unamortized deferred costs associated with the Construction Facility. Additionally, loan costs of approximately $7.5 million were incurred and capitalized in connection with the offering.

Other

In August 2019, the Company entered into two identical Notes in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the Notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. The Company has entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at June 30, 2021 is $0.7 million of deferred loan costs incurred in the transaction. Refer to Note 9 - Derivative Financial Instruments for further information.

Guarantees

Australia

The Company has entered into a guarantee in connection with the operating performance of a facility in Australia. The obligation amounted to approximately AUD59 million, or $44.3 million, based on exchange rates as of June 30, 2021. The guarantee is secured by outstanding letters of credit under the Company's Revolver.

As of June 30, 2021, the Company also had seven other letters of credit outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $10.0 million.

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

On July 1, 2021, a putative shareholder derivative complaint was filed in Palm Beach County, Florida’s Circuit Court against the Company, its Chief Executive Officer, Mr. Zoley, its Chief Financial Officer, Mr. Evans, Ms. Schlarb, its Senior Vice President and President of GEO Care, and Company directors Richard H. Glanton, Anne N. Foreman, Christopher C. Wheeler, Julie M. Wood, Guido van Hauwermeiren, Scott M. Kernan, Jose Gordo, and Duane Helkowski (collectively, “Defendants”).  The complaint alleges breach of fiduciary duty and unjust enrichment claims against the individual Defendants relating to purported healthcare deficiencies, an allegedly inadequate response to the COVID-19 pandemic, and alleged forced labor by detainees, which purportedly led to the loss of lenders due to public pressure on the private detention industry.  Defendants have accepted service of process; no further action has yet occurred in the case.

As previously reported and described in the Company's periodic reports, including most recently in its Form 10-Q for the quarter ended March 31, 2021, former civil immigration detainees at the Aurora ICE Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the U.S. District Court for the District of Colorado. The complaint alleges that the Company was in violation of the Colorado Minimum Wages of Workers Act and the Federal Trafficking Victims Protection Act (“TVPA”). The plaintiff class claims that the Company was unjustly enriched because of the level of payment the detainees received for work performed at the facility, even though the voluntary work program as well as the wage rates and standards associated with the program that are at issue in the case are authorized by the Federal government under guidelines approved by the United States

Congress. On July 6, 2015, the court found that detainees were not employees under the Colorado Minimum Wage Order and dismissed this claim. In February 2017, the court granted the plaintiff-class’ motion for class certification on the TVPA and unjust enrichment claims. The plaintiff class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the court may deem proper. In the time since the Colorado suit was initially filed, three similar lawsuits have been filed - two in Washington and one in California. The first of the two Washington lawsuits was filed on September 9, 2017 by immigration detainees against the Company in the U.S. District Court for the Western District of Washington. The second lawsuit was filed on September 20, 2017 by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. In California, a class-action lawsuit was filed on December 19, 2017 by immigration detainees against the Company in the U.S. District Court Eastern Division of the Central District of California. All three lawsuits allege violations of the respective state’s minimum wage laws. However, the California lawsuit, like the Colorado suit, also includes claims that the Company violated the TVPA and California's equivalent state statute. The California court certified a nationwide class which would allow the plaintiffs to primarily seek injunctive relief or policy changes at a number of facilities if they are successful on the merits of their claims. On August 9, 2021, the California court will conduct a hearing on Defendant’s Motion for Summary Judgment and Motion to Decertify Class, as well as Plaintiffs’ Motion for Partial Summary Judgment. On July 2, 2019, the Company filed a Motion for Summary Judgment in the Washington Attorney General’s Tacoma lawsuit based on the Company’s position that its legal defenses prevent the case from proceeding to trial. The federal court in Washington denied the Company's Motion for Summary Judgment on August 6, 2019. However, on August 20, 2019, the United States Department of Justice filed a Statement of Interest, which asked the Washington court to revisit its prior denial of the Company's intergovernmental immunity defense in the case. While the Washington court ultimately elected not to dismiss the case at the time, its order importantly declared that the Company's intergovernmental immunity defense was legally viable, to be ultimately determined at trial. After putting them on “standby” for most of 2020 due to the COVID-19 pandemic, the trial court entered an order setting both suits for an estimated three-week trial beginning June 1, 2021. The court ordered a remote trial, but with the possibility of in-person proceedings. The order notes the Company’s exception to the remote trial setting. The Company filed a motion for reconsideration of the judge’s order setting a remote trial on April 8, 2021, requesting that the trial date be moved from June 1, 2021 to the earliest possible date after July 1, 2021, when the State of Washington plans to allow in-person trials to resume. On April 9, 2021, the Washington court denied the motion for reconsideration for an in-person trial, ruling that a “hybrid” trial, with some parts being conducted in-person with COVID-19 precautions, will begin on June 1, 2021. On June 1, 2021, the remote Zoom trial began. On June 17, 2021, the trial judge declared a mistrial when the jury was unable to reach a unanimous verdict. The in-person jury re-trial is set to begin on October 12, 2021. The Company intends to take all necessary steps to vigorously defend itself and has consistently refuted the allegations and claims in these lawsuits. The Company has not recorded an accrual relating to these matters at this time, as a loss is not considered probable nor reasonably estimable at this stage of the lawsuits.

On December 30, 2019, the Company filed a lawsuit for declaratory and injunctive relief challenging California’s newly enacted law - Assembly Bill 32 (AB-32) - which bars the federal government from engaging the Company or any other government contractors to provide detention services for illegal immigrants. The Company’s claims, as described in the lawsuit, are grounded in authoritative legal doctrine that under the Constitution’s Supremacy Clause, the federal government is free from regulation by any state. By prohibiting federal detention facilities in California, the suit argues AB-32 substantially interferes with the ability of USMS and ICE to carry out detention responsibilities for the federal government. Secondly, because AB-32 creates exceptions to the State of California when using the Company or any government contractors (to alleviate overcrowding), California’s statute unlawfully discriminates against the federal government. On December 31, 2019, GEO filed its motion for a preliminary injunction restraining California’s Governor and Attorney General from enforcing AB-32 against the Company’s detention facilities on behalf of USMS and ICE. On January 24, 2020, the United States filed a lawsuit challenging AB-32. The court heard motions for preliminary injunction from the Company and the United States on July 16, 2020.  The court ordered the parties to submit supplemental briefing and indicated it would render an opinion sometime after the filing deadline of August 18, 2020. On July 20, 2020 the court consolidated both lawsuits. On October 8, 2020, the court issued an order granting, in part, and denying in part, the Company and the Untied State’s motions and California’s motion to dismiss. Among other findings, the court (1) dismissed the Company’s intergovernmental immunity claims as well as the United States’ preemption claims as applied to ICE facilities; (2) found that the Company and the United States were likely to succeed on the preemption claims as applied to U.S. Marshals’ facilities and enjoined enforcing AB-32 against those facilities; and (3) refused to enjoin California from enforcing AB-32 against ICE contracts with the Company and the United States. The Company and the United States have appealed to the Ninth Circuit Court of Appeals. Oral argument was held on June 7, 2021 and the case has been submitted for decision.

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

Other Assessment

A state non-income tax audit completed in 2016 included tax periods for which the state tax authority had previously processed a substantial tax refund. At the completion of the audit fieldwork, the Company received a notice of audit findings disallowing deductions that were previously claimed by the Company, approved by the state tax authority and served as the basis for the approved refund claim. In early January 2017, the Company received a formal Notice of Assessment of Taxes and Demand for Payment from the taxing authority disallowing the deductions. The total tax, penalty and interest related to the assessment is approximately $19.5 million. The Company is appealing an administrative ruling and disagrees with the assessment and intends to take all necessary steps to vigorously defend its position.  The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of outside counsel in connection with this matter.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, allows employers to defer the deposit and payment of the employer's share of Social Security taxes. The deferral applies to deposits and payments of the employer’s share of Social Security tax that would otherwise be required to be made during the period beginning on March 27, 2020 and ending on December 31, 2020. The deferred amounts are due to be paid in two equal installments on December 31, 2021 and December 31, 2022. As a result of the CARES Act, the Company has deferred the payment of approximately $40.0 million related to these payroll taxes as of June 30, 2021.

Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing active capital projects will be approximately $39.7 million of which $30.6 million was spent through the first six months of 2021. The Company estimates the remaining capital requirements related to these capital projects will be $9.1 million which will be spent through the remainder of 2021.

Idle Facilities

As of June 30, 2021, the Company was marketing nine of its idle facilities to potential customers. The carrying values of these idle facilities are included in Property and Equipment, Net and Assets for Sale in the accompanying consolidated balance sheets. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that can be easily transferred for use at other facilities. There was no indication of impairment related to the Company's idle facilities as of June 30, 2021.

		Design		Net Carrying Value
Facility	Segment	Capacity	Date Idled	6/30/2021
D. Ray James Correctional Facility	Secure Services	1,900	2021	$53,470
Moshannon Valley Correctional Facility	Secure Services	1,878	2021	55,979
Rivers Correctional Facility	Secure Services	1,450	2021	40,292
Queens Detention Facility [1]	Secure Services	222	2021	16,470
McFarland Female Community Reentry Facility	Secure Services	300	2020	11,798
Perry County Correctional Facility	Secure Services	690	2015	11,356
Great Plains Correctional Facility	Secure Services	1,940	2021	10,457
Cheyenne Mountain Recovery Center	GEO Care	750	2020	17,390
Coleman Hall	GEO Care	350	2017	8,326
Total		9,480		$225,538

[1] Included in Assets Held for Sale.

12. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the U.S. Secure Services segment; the GEO Care segment; the International Services segment; and the Facility Construction & Design segment. The Company's segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues:
U.S. Secure Services	$368,394	$389,718	$755,405	$787,827
GEO Care	141,905	138,240	277,387	282,703
International Services	54,921	53,254	108,405	110,104
Facility Construction & Design [1]	199	6,617	599	12,212
Total revenues	$565,419	$587,829	$1,141,796	$1,192,846
Operating income from segments:
U.S. Secure Services	$78,902	$75,219	$147,416	$148,804
GEO Care	42,398	29,850	80,807	60,549
International Services	5,719	5,266	12,892	10,916
Facility Construction & Design [1]	85	25	98	35
Operating income from segments	$127,104	$110,360	$241,213	$220,304
General and Administrative Expenses	(54,688)	(45,543)	$(103,167)	(99,325)
Total Operating Income	$72,416	$64,817	$138,046	$120,979

[1]	Facility Construction & Design revenues relate to an expansion project at the Company's managed-only Fulham Correctional Centre in Australia which has been substantially completed.

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating income from segments	$127,104	$110,360	$241,213	$220,304
Unallocated amounts:
General and administrative expenses	(54,688)	(45,543)	(103,167)	(99,325)
Net interest expense	(26,068)	(25,362)	(51,710)	(54,104)
Gain on extinguishment of debt	1,654	-	4,693	1,563
(Loss) gain on disposition of real estate	(2,950)	(1,304)	10,379	(880)
Income before income taxes and equity in earnings of affiliates	$45,052	$38,151	$101,408	$67,558

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

The Company has recorded $1.8 million in earnings, net of tax, for SACS operations during the six months ended June 30, 2021, and $1.9 million in earnings, net of tax, for SACS operations during the six months ended June 30, 2020, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of June 30, 2021, and December 31, 2020, the Company’s investment in SACS was $11.1 million and $11.1 million, respectively, and represents its share of cumulative reported earnings.

The Company has recorded $2.2 million in earnings, net of tax, for GEOAmey's operations during the six months ended June 30, 2021, and $3.1 million in earnings, net of tax, for GEOAmey's operations during the six months ended June 30, 2020, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of June 30, 2021, and December 31, 2020, the Company’s investment in GEOAmey was $8.9 million and $11.8 million, respectively, and represents its share of cumulative reported earnings.

13. BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$33,530	$37,551
Service cost	702	1,254
Interest cost	637	1,306
Actuarial gain	—	3,180
Other reclassification [1]	—	(8,925)
Benefits paid	(434)	(836)
Projected benefit obligation, end of period	$34,435	$33,530
Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	434	836
Benefits paid	(434)	(836)
Plan assets at fair value, end of period	$—	$—
Unfunded Status of the Plan	$34,435	$33,530

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Components of Net Periodic Benefit Cost
Service cost	$351	$313	$702	$627
Interest cost	319	326	637	653
Net loss	197	135	394	270
Net periodic pension cost	$867	$774	$1,733	$1,550

[1] The Company has a non-qualified deferred compensation agreement with its CEO. The agreement provided for a lump sum cash payment upon retirement, no sooner than age 55. As of June 30, 2021, the CEO had reached age 55 and was eligible to receive the payment upon retirement.

On February 26, 2020, the Company and its CEO entered into an amended and restated executive retirement agreement that amends the CEO’s executive retirement agreement.

The amended and restated executive retirement agreement provides that upon the CEO’s retirement from the Company, the Company will pay a lump sum amount initially equal to $8,925,065 (determined as of February 26, 2020) which will be paid in the form of a fixed number of shares of the Company’s common stock. The Grandfathered Payment will be delayed for six months and a day following the effective date of the CEO’s termination of employment in compliance with Section 409A of the Code.

On the Effective Date, an amount equal to the Grandfathered Payment was invested in the Company’s common stock. The number of the Company’s shares of common stock as of the Effective Date was equal to the Grandfathered Payment divided by the closing price of the Company’s common stock on the Effective Date (rounded up to the nearest whole number of shares), which equals 553,665 shares of the Company’s common stock. Additional shares of the Company’s common stock are credited with a value equal to any dividends declared and paid on the Company’s shares of common stock, calculated by reference to the closing price of the Company’s common stock on the payment date for such dividends (rounded up to the nearest whole number of shares).

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

The Company and its CEO entered into on May 27, 2021, and effective as of July 1, 2021, an Amended and Restated Executive Retirement Agreement which replaces the February 26, 2020 agreement. Refer to Note 15 – Subsequent Events for further information.

The long-term portion of the pension liability as of June 30, 2021 and December 31, 2020 was $34.1 million and $33.2 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

14. RECENT ACCOUNTING PRONOUNCEMENTS

The Company implemented the following accounting standards during the three months ended June 30, 2021:

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

15. SUBSEQUENT EVENTS

CEO Succession Plan

On June 1, 2021, the Company announced that its Board has determined that it is in the best interests of the Company to implement a succession plan for the Chief Executive Officer position given that the Company’s Founder, Chairman and Chief Executive Officer, George C. Zoley, is 71 years old and has served with the Company for approximately forty years. The primary objectives of the Board in initiating a succession plan were to secure Mr. Zoley’s services on a long-term basis to ensure a proper senior management transition, and to retain a new Chief Executive Officer that would succeed Mr. Zoley in that role. This change will allow Mr. Zoley the ability to focus on planning of the Company’s future.

On May 27, 2021, the Board terminated without cause Mr. Zoley’s existing employment agreement, effective as of June 30, 2021, and entered into a new five-year employment agreement with Mr. Zoley as Executive Chairman, in a modified role and at reduced compensation effective July 1, 2021. The new employment agreement with Mr. Zoley will secure Mr. Zoley’s continuous employment, enabling the Company to continue to benefit from Mr. Zoley’s extensive knowledge and experience, and providing for an orderly transition of senior management.

In connection with Mr. Zoley’s termination, the Company and Mr. Zoley entered into a Separation and General Release Agreement as of May 27, 2021 (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, Mr. Zoley will continue to serve as Chief Executive Officer of the Company through June 30, 2021 (the “Separation Date”) and will receive all accrued wages through the Separation Date. Additionally, pursuant to the terms of Mr. Zoley’s prior employment agreement, Mr. Zoley will receive payments in the amount of $5,851,555, less any applicable taxes and withholdings, which represents the sum of two (2) years of Mr. Zoley’s base annualized salary and two (2) times Mr. Zoley’s current target bonus under GEO’s Senior Management Performance Award Plan. The Company shall also vest any unvested stock options and restricted stock as of the Separation Date; provided that any restricted stock subject to performance-based vesting at the Separation Date shall vest at such time as the performance goals are met if Mr. Zoley is still providing services to GEO under the Executive Chairman Agreement described below. Mr. Zoley will also be paid all accrued dividends on his unvested shares of restricted stock. Lastly, Mr. Zoley is entitled to receive certain fringe benefits for a ten (10) year period as set forth in the Separation Agreement, including payment of health insurance premiums under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) for eighteen (18) months and reimbursement of the cost of health insurance coverage for eight and a half (8 1⁄2) years following the first eighteen (18) months, life insurance, the use of an executive automobile, and personal use of the Company leased aircraft for thirty (30) hours per year. In the event of Mr. Zoley’s death within such ten (10) year period, the Company will continue to provide the Fringe Benefits to Mr. Zoley’s covered dependents, and, if applicable to Mr. Zoley’s estate.

In order to transition the role of Chief Executive Officer to a successor in an orderly manner, the Board determined it was in the best interests of GEO to create a new officer position for the role of Executive Chairman and appoint Mr. Zoley as Executive Chairman, effective as of July 1, 2021. As a result, the Company and Mr. Zoley entered into on May 27, 2021 an Executive Chairman Employment Agreement effective as of July 1, 2021 (the “Executive Chairman Agreement”). Pursuant to the terms of the Executive Chairman Agreement, Mr. Zoley will serve as Executive Chairman assisting the new Chief Executive Officer in his transition, among other duties and responsibilities, and report directly to the Board of Directors for a term of five years ending on June 30, 2026 and subject to automatic renewals for one-year periods unless either the Company or Mr. Zoley gives written notice at least 1 year prior to the expiration of the term. Under the terms of the Executive Chairman Agreement, Mr. Zoley will be paid an annual base salary of $1.0 million and will be eligible to receive target annual performance awards equal to 100% of base salary in accordance with the terms of any plan governing senior management performance awards. Mr. Zoley will also be entitled to receive an annual equity incentive award with a grant date fair value equal to 100% of base salary and subject to a time-based vesting schedule of one (1) year from the date of grant. Additionally, the Company will credit Mr. Zoley’s account balance under the Amended and Restated Executive Retirement Agreement on an annual basis in an amount equal to 100% of his base salary. Lastly, Mr. Zoley is entitled to participate in all benefits and perquisites available to executive officers of GEO.

The Executive Chairman Agreement provides that upon the termination of the Executive Chairman Agreement by the Company without cause, by Mr. Zoley for good reason or upon Mr. Zoley’s death or disability, Mr. Zoley will be entitled to receive a termination payment equal to two times the sum of his annual base salary and the target bonus. In addition, the unvested portion of any equity award will fully vest and the Company will provide Mr. Zoley and any of his covered dependents with the executive benefits beginning on the date that they are no longer entitled to the Fringe Benefits under the Separation Agreement until the ten (10) year anniversary of the date of termination of the Executive Chairman Agreement.

Upon the termination of the Executive Chairman Agreement by GEO for cause or by Mr. Zoley without good reason, Mr. Zoley will be entitled to only the amount of compensation that is due through the effective date of the termination, including the retirement benefit due to him under his executive retirement agreement. The Executive Chairman Agreement contains restrictive covenants, including a non-competition covenant that runs through the three (3) year period following the termination of the executive’s employment, and customary confidentiality and work product provisions.

Appointment of Jose Gordo as Successor Chief Executive Officer

Jose Gordo, 48, has over 20 years of experience in business management, private equity, corporate finance and business law. Since June 2017, Mr. Gordo has served as the Managing Partner of a general partnership that invests in and actively oversees small and medium-sized privately held companies, with a focus on the healthcare, consumer products and technology industries. From 2013 to early 2017, Mr. Gordo served as the Chief Financial Officer of magicJack Vocaltec Ltd., a publicly-traded company in the telecommunications industry. Prior to that position, Mr. Gordo served as a Managing Director at The Comvest Group, a Florida-based private equity firm. Mr. Gordo was also previously a partner at the national law firm of Akerman LLP, where he specialized in corporate law matters, advising public and private companies and private equity firms on mergers and acquisitions and capital markets transactions. He received a J.D. degree from Georgetown University Law Center and a B.A. degree from the University of Miami.

In connection with his appointment, Mr. Gordo and the Company entered into an Executive Employment Agreement (the “Employment Agreement”) on May 27, 2021 to provide that Mr. Gordo will be employed by the Company for a three-year term beginning July 1, 2021. Unless the Employment Agreement is sooner terminated, or not renewed, it will automatically extend upon the end of its initial term for a rolling three-year term. Pursuant to the terms of the Employment Agreement, Mr. Gordo will serve as Chief Executive Officer and report directly to the Executive Chairman. Either Mr. Gordo or the Company may terminate Mr. Gordo’s employment under the Employment Agreement for any reason upon not less than thirty (30) days written notice.

Under the terms of the Employment Agreement, Mr. Gordo will be paid an annual base salary of $900,000, subject to the review and potential increase within the sole discretion of the Compensation Committee. Mr. Gordo will also be entitled to receive a target annual performance award of 85% of Mr. Gordo’s base salary and will also be entitled to participate in the Company’s stock incentive plan and upon the Effective Date, the Company will grant Mr. Gordo an award of 50,000 performance-shares that will vest ratably over a three-year period.

The Employment Agreement provides that upon the termination of the agreement by Mr. Gordo for good reason, by the Company without cause or upon the death or disability of Mr. Gordo, he will be entitled to receive a termination payment equal to two (2) times the sum of his annual base salary plus target bonus for the fiscal year in which his employment is terminated or, if greater, the target bonus for the fiscal year immediately prior to such termination. The Company will also continue to provide Mr. Gordo and any covered dependents with the Executive Benefits as defined in the Employment Agreement for a period of five (5) years after the date of termination. In the event of Mr. Gordo’s death within such five (5) year period, the Company will continue to provide the Executive Benefits to Mr. Gordo’s covered dependents, and, if applicable to Mr. Gordo’s estate. In addition, the Employment Agreement provides that upon such termination, GEO will transfer all of its interest in any automobile used by the executive pursuant to its employee automobile policy and pay the balance of any outstanding loans or leases on such automobile so that the executive owns the automobile outright. In the event such automobile is leased, the Employment Agreement provides that GEO will pay the residual cost of the lease. In the event the Company does not pay the termination payment by the due date, then any unpaid amount shall bear interest at the rate of eighteen percent (18%) per annum, compounded monthly, until paid. Lastly, all of the outstanding and unvested stock options and restricted stock granted to Mr. Gordo prior to termination will fully vest immediately upon termination; provided, however that any restricted stock that is subject to performance-based vesting shall only vest when and to the extent the Compensation Committee certifies that the performance goals are actually met.

Upon the termination of the Employment Agreement by GEO for cause or by Mr. Gordo without good reason, Mr. Gordo will be entitled to only the amount of compensation that is due through the effective date of the termination. The Employment Agreement includes a non-competition covenant that runs through the three-year period following the termination of the executive’s employment, and customary confidentiality and work product provisions.

Amended and Restated Executive Retirement Agreement

The Company and Mr. Zoley entered into on May 27, 2021, and effective as of July 1, 2021, an Amended and Restated Executive Retirement Agreement (the “Amended and Restated Executive Retirement Agreement”). Pursuant to the terms of the Amended and Restated Executive Retirement Agreement, upon the date that Mr. Zoley ceases to provide services to the Company, the Company will pay to Mr. Zoley an amount equal to $3,600,000 which shall be paid in cash. The Grandfathered Payment shall be credited with interest at a rate of 5% compounded quarterly (the “Grandfathered Earnings Account”). Additionally, at the end of each calendar year provided that Mr. Zoley is still providing services to the Company pursuant to the Executive Chairman Agreement, the Company will credit an amount equal to $1,000,000 at the end of each calendar year (the “Employment Contributions Account”). The Employment Contributions Account will be credited with interest at the rate of 5% compounded quarterly. Upon the date that Mr. Zoley ceases to provide services to the Company, the Company will pay Mr. Zoley in one lump sum cash payment each of the Grandfathered Payment, the Grandfathered Earnings Account and the Employment Contributions Account subject to the six-month delay provided in the Amended and Restated Executive Retirement Agreement.

Asset Divestiture

On July 1, 2021, the Company completed a divestiture of its youth division, which has been organized as a separate independent not-for-profit 501(c)(3) organization. The divestiture included the sale of certain non-real estate assets in its Youth division for total consideration of $10 million. This sale resulted in the assignment of the Company’s youth services management contracts to the independent not-for-profit entity. The Company retained the ownership of the youth services real estate assets and has entered into lease agreements for the six company-owned youth facilities.

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
•

the covenants in the indentures governing the 6.50% Convertible Notes, the 6.00% Senior Notes, the 5.125% Senior Notes and the 5.875% Senior Notes and the covenants in our senior credit facility impose significant operating and financial restrictions which may adversely affect our ability to operate our business;

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

Introduction

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described above under “Forward-Looking Information”, those described below under "Part II - Item 1A. Risk Factors" under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and under “Part II – Item 1A Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. The discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

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

At June 30, 2021, our worldwide operations include the management and/or ownership of approximately 90,000 beds at 114 secure services and community based facilities, including idle facilities, and also include the provision of community supervision services for more than 200,000 individuals, including over 100,000 through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

For the six months ended June 30, 2021 and 2020, we had consolidated revenues of $1,141.8 million and $1,192.8 million, respectively. We maintained an average company-wide facility occupancy rate of 87.0% including 79,726 active beds and excluding 10,104 idle beds which includes those being marketed to potential customers for the six months ended June 30, 2021, and 88.4% including 90,190 active beds and excluding 3,105 idle beds which includes those being marketed to potential customers and beds under development for the six months ended June 30, 2020. The decrease in occupancy is primarily due to the impact of the COVID-19 pandemic as well as the impacts of the Executive Order (as defined below).

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

During the six months ended June 30, 2021 and the year ended December 31, 2020, respectively, we declared and paid the following regular cash distributions to our shareholders as follows:

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

On April 7, 2021, we announced that our Board had immediately suspended GEO’s quarterly dividend payments with the goal of maximizing the use of cash flows to repay debt, deleverage and internally fund growth. While we currently intend to maintain our corporate tax structure as a REIT, the Board is evaluating GEO’s corporate tax structure as a REIT. The Board’s evaluation of the current corporate tax structure and GEO’s REIT status is expected to take into consideration, among other factors, potential changes to GEO’s financial operating performance, as well as potential changes to the Code applicable to U.S. corporations and REITs. As a result of this evaluation, we have engaged financial advisors and legal advisors to assist in evaluating various corporate structure alternatives. The Board expects to conclude its evaluation in the fourth quarter of 2021, and should the Board determine to maintain GEO’s REIT status, an additional dividend payment may be required before year-end in order to meet the minimum REIT distribution requirements under the Code.

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 16, 2021, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the year ended December 31, 2020.

2021 and Recent Developments

CEO Succession Plan

On June 1, 2021, we announced that our Board has determined that it is in the best interests of GEO to implement a succession plan for the Chief Executive Officer position given that GEO’s Founder, Chairman and Chief Executive Officer, George C. Zoley, is 71 years old and has served with GEO for approximately forty years. The primary objectives of the Board in initiating a succession plan were to secure Mr. Zoley’s services on a long-term basis to ensure a proper senior management transition, and to retain a new Chief Executive Officer that would succeed Mr. Zoley in that role. This change will allow Mr. Zoley the ability to focus on planning of GEO’s future.

On May 27, 2021, the Board terminated without cause Mr. Zoley’s existing employment agreement, effective as of June 30, 2021, and entered into a new five-year employment agreement with Mr. Zoley as Executive Chairman, in a modified role and at reduced compensation effective July 1, 2021. The new employment agreement with Mr. Zoley will secure Mr. Zoley’s continuous employment, enabling GEO to continue to benefit from Mr. Zoley’s extensive knowledge and experience, and providing for an orderly transition of senior management.

In order to transition the role of Chief Executive Officer to a successor in an orderly manner, our Board determined it was in the best interests of GEO to create a new officer position for the role of Executive Chairman and appoint Mr. Zoley as Executive Chairman, effective as of July 1, 2021. As a result, the Company and Mr. Zoley entered into on May 27, 2021 an Executive Chairman Employment Agreement effective as of July 1, 2021 (the “Executive Chairman Agreement”). Pursuant to the terms of the Executive Chairman Agreement, Mr. Zoley will serve as Executive Chairman assisting the new Chief Executive Officer in his transition, among other duties and responsibilities, and report directly to the Board of Directors for a term of five years ending on June 30, 2026 and subject to automatic renewals for one-year periods unless either the Company or Mr. Zoley gives written notice at least 1 year prior to the expiration of the term. Under the terms of the Executive Chairman Agreement, Mr. Zoley will be paid an annual base salary of $1.0 million and will be eligible to receive target annual performance awards equal to 100% of base salary in accordance with the terms of any plan governing senior management performance awards. Mr. Zoley will also be entitled to receive an annual equity incentive award with a grant date fair value equal to 100% of base salary and subject to a time-based vesting schedule of one (1) year from the date of grant. Additionally, the Company will credit Mr. Zoley’s account balance under the Amended and Restated Executive Retirement Agreement on an annual basis in an amount equal to 100% of his base salary. Lastly, Mr. Zoley is entitled to participate in all benefits and perquisites available to executive officers of GEO.

Also on May 27, 2021, our Board determined that it was in the best interests of GEO to appoint Jose Gordo as the successor Chief Executive Officer of the Company, effective as of July 1, 2021, in light of Mr. Gordo’s business experience and background, his long history of working with GEO, his intimate understanding of the Company’s business and his service on the Board of Directors. Jose Gordo, 48, has over 20 years of experience in business management, private equity, corporate finance and business law. Since June 2017, Mr. Gordo has served as the Managing Partner of a general partnership that invests in and actively oversees small and medium-sized privately held companies, with a focus on the healthcare, consumer products and technology industries. From 2013 to early 2017, Mr. Gordo served as the Chief Financial Officer of magicJack Vocaltec Ltd., a publicly traded company in the telecommunications industry. Prior to that position, Mr. Gordo served as a Managing Director at The Comvest Group, a Florida-based private equity firm. Mr. Gordo was also previously a partner at the national law firm of Akerman LLP, where he specialized in corporate law matters, advising public and private companies and private equity firms on mergers and acquisitions and capital markets transactions. He received a J.D. degree from Georgetown University Law Center and a B.A. degree from the University of Miami.

In connection with his appointment, Mr. Gordo and the Company entered into an Executive Employment Agreement (the “Employment Agreement”) on May 27, 2021 to provide that Mr. Gordo will be employed by the Company for a three-year term beginning July 1, 2021. Unless the Employment Agreement is sooner terminated, or not renewed, it will automatically extend upon the end of its initial term for a rolling three-year term. Pursuant to the terms of the Employment Agreement, Mr. Gordo will serve as Chief Executive Officer and report directly to the Executive Chairman. Either Mr. Gordo or the Company may terminate Mr. Gordo’s employment under the Employment Agreement for any reason upon not less than thirty (30) days written notice.

Under the terms of the Employment Agreement, Mr. Gordo will be paid an annual base salary of $900,000, subject to the review and potential increase within the sole discretion of the Compensation Committee. Mr. Gordo will also be entitled to receive a target annual performance award of 85% of Mr. Gordo’s base salary and will also be entitled to participate in the Company’s stock incentive plan and upon the effective date, the Company will grant Mr. Gordo an award of 50,000 performance-shares that will vest ratably over a three-year period.

Refer to Note 15 – Subsequent Events of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Executive Order

On January 26, 2021, President Biden signed an executive order directing the United States Attorney General not to renew U.S. Department of Justice (“DOJ”) contracts with privately operated criminal detention facilities, as consistent with applicable law (the “Executive Order”). Two agencies of the DOJ, the Federal Bureau of Prisons (“BOP”) and U.S. Marshals Service (“USMS”), utilize our services. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts.  Our contracts with the BOP for our company-owned 1,940-bed Great Plains Correctional Facility, our company-owned 1,732-bed Big Spring Correctional Facility, our company-owned 1,800-bed Flightline Correctional Facility, and our company-owned 1,800-bed North Lake Correctional Facility have renewal option periods that expire on May 31, 2021, November 30, 2021, November 30, 2021, and September 30, 2022, respectively. Additionally, the contracts with the BOP for the county owned and managed 1,800-bed Reeves County Detention Center I & II and the 1,376-bed Reeves County Detention Center III have renewal option periods that expire September 30, 2022 and June 30, 2022, respectively. We have a management agreement with Reeves County, Texas for the management oversight of these two county-owned facilities. The Great Plains, Big Spring, Flightline, North Lake Correctional Facilities, Reeves County Detention Center I & II and Reeves County Detention Center III generated approximately $145 million in revenues during the year ended December 31, 2020. The BOP has experienced a decline in federal prison populations over the last several years, a trend that has more recently been accelerated by the COVID-19 global pandemic. As a result of the Executive Order and the decline in federal prison populations, our above-described contracts with the BOP may not be renewed over the coming years. On March 5, 2021, we were notified by the BOP that it had decided to not exercise its contract renewal option for the company-owned, 1,940-bed Great Plains Correctional Facility in Oklahoma, when the contract base period expired on May 31, 2021. On March 25, 2021, we were notified that the BOP had decided to terminate its contract with the county-owned and managed Reeves County Detention Center I & II effective May 10, 2021. For the six months ended June 30, 2021, our secure services contracts with the BOP accounted for approximately 10% of our total revenues.

Unlike the BOP, the USMS does not own and operate its detention facilities. The USMS contracts for the use of facilities, which are generally located in areas near federal courthouses, primarily through intergovernmental service agreements, and to a lesser extent, direct contracts. We are cooperating with the USMS in assessing various alternatives on how to comply with the Executive Order. During the first quarter of 2021, we were notified by the USMS that it would not renew its contract for the company-owned Queens Detention Facility in New York, when the contract base period ended on March 31, 2021. We currently operate four additional detention facilities that are under direct contracts and eight detention facilities that are under intergovernmental agreements with the USMS. The four direct contracts are up for renewal at various times over the next few years, including two in late 2021. For the six months ended June 30, 2021, the direct contracts and intergovernmental agreements with the USMS accounted for approximately 16% of our total revenues.

The Executive Order only applies to agencies that are part of the DOJ, which includes the BOP and USMS. U.S. Immigration and Customs Enforcement (“ICE”) facilities are not covered by the Executive Order as ICE is an agency of the Department of Homeland Security, not the DOJ. However, it is possible that the federal government could choose to take similar action on ICE facilities in the future. For the six months ended June 30, 2021, contracts for ICE Processing Centers, not including the alternatives to detention contract under ISAP accounted for approximately 24% of our total revenues.

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

COVID-19

We have been and are currently closely monitoring the impact of the COVID-19 pandemic and the efficacy and distribution of COVID-19 vaccines on all aspects of our business and geographies, including how it will impact those entrusted in our care and governmental partners. We did incur disruptions during the six months ended June 30, 2021 from the COVID-19 pandemic and are unable to predict the overall future impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. Refer to further discussion regarding the economic impacts of COVID-19 to our operations in the Outlook section below.

Contract Terminations/Expirations

On March 5, 2021, we were notified by the BOP that it has decided to not exercise the contract renewal option for the company-owned, 1,940-bed Great Plains Correctional Facility in Oklahoma, when the contract base period expired on May 31, 2021. The contract for the facility generated approximately $35 million in annualized revenues.

On March 15, 2021, we announced that the USMS has decided to not exercise the contract renewal option for our company-owned, 222-bed Queens Detention Facility in New York, when the contract base period ended on March 31, 2021. The contract for the facility generated approximately $19 million in annualized revenues.

On March 25, 2021, we were notified by the BOP that it has decided to terminate the contract for the county-owned and managed, 1,800-bed Reeves County Detention Center I & II in Texas effective May 10, 2021, which was earlier than the contract base period was to scheduled to expire on September 30, 2022. The contract for the facility generated approximately $4 million in annualized revenues.

We were also not awarded the managed-only contracts for the Bay, Graceville and Moore Haven Correctional and Rehabilitation Facilities in Florida during the recent re-bid solicitation process by the State of Florida. We subsequently filed a protest challenging the award of the contracts, and as a result of the protest, we were able to retain the management contract for the Moore Haven Correctional and Rehabilitation Facility. Our contracts for the Bay and Graceville Correctional and Rehabilitation Facilities have been extended through July 31, 2021 and August 31, 2021, after which these contracts will transition to a different operator. The contracts for these two facilities generated approximately $15 million and $25 million in annualized revenues respectively.

Idle Facilities

We are currently marketing approximately 9,500 vacant beds at nine of our idle facilities to potential customers. The carrying values of these idle facilities totaled $225.5 million as of June 30, 2021, excluding equipment and other assets that can be easily transferred for use at other facilities. Refer to Note 11 – Commitments and Contingencies included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2021, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of Second Quarter 2021 and Second Quarter 2020

Revenues

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$368,394	65.2%	$389,718	66.3%	$(21,324)	(5.5)%
GEO Care	141,905	25.1%	138,240	23.5%	3,665	2.7%
International Services	54,921	9.7%	53,254	9.1%	1,667	3.1%
Facility Construction & Design	199	0.0%	6,617	1.1%	(6,418)	(97.0)%
Total	$565,419	100.0%	$587,829	100.0%	$(22,410)	(3.8)%

U.S. Secure Services

Revenues decreased by $21.3 million in Second Quarter 2021 compared to Second Quarter 2020 primarily due to aggregate decreases of $53.3 million due to the ramp-down/deactivations of our company-owned D. Ray James, Rivers, Moshannon Valley and Great Plains Correctional Facilities as well as our Queens Detention Facility which expired on January 31, 2021, March 31, 2021, March 31, 2021, May 31, 2021 and March 31, 2021, respectively. These decreases were partially offset by aggregate net increases of $22.2 million resulting from the activations in late 2020 and early 2021 of our company-owned Golden State, Desert View and Central Valley Annexes as well as our company-owned Eagle Pass Detention Center. In addition, we experienced aggregate net increases in populations, transportation services and/or rates of $9.8 million primarily due to increased occupancies at our USMS facilities mainly due to the large increase in the number of crossings at the Southern border during 2021.

The number of compensated mandays in U.S. Secure Services facilities was approximately 4.9 million in Second Quarter 2021 and 5.4 million in Second Quarter 2020. We experienced an aggregate net decrease of approximately 500,000 mandays as a result of contract terminations, partially offset by contract activations and increases in occupancies discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Secure Services facilities was 88.6% and 89.2% of capacity in the Second Quarter 2021 and Second Quarter 2020, respectively, excluding idle facilities.

GEO Care

Revenues increased by $3.7 million in Second Quarter 2021 compared to Second Quarter 2020 primarily due to increases of $4.4 million due to new/reactivated contracts and programs. Additionally, we experienced an increase of $4.3 million due to increased client and participant counts under our Intensive Supervision and Appearance Program (“ISAP”) and electronic monitoring services. These increases were partially offset by decreases of $3.4 million due to contract terminations/closures of underutilized facilities which have been impacted by the COVID-19 pandemic and other factors. Additionally, we experienced net decreases of $1.6 million due to decreases in census levels at certain of our community-based and reentry centers due to declines in programs as a result of lower levels of referrals by federal, state and local agencies primarily due to the impact of the COVID-19 pandemic.

International Services

Revenues for International Services increased by $1.7 million in Second Quarter 2021 compared to Second Quarter 2020. We experienced a net decrease in revenues of $2.9 million which was primarily due to the transition of the Arthur Gorrie Correctional Centre to government operation in State of Queensland, Australia at the end of June 2020. This was offset by an increase due to foreign exchange rate fluctuations of $4.6 million.

Facility Construction & Design

In Second Quarter 2021 and Second Quarter 2020, we had Facility Construction & Design services related to an expansion project at our Fulham Correctional Centre in Australia which has been substantially completed. The decrease was due to a decrease in construction activity as the project neared completion.

Operating Expenses

	2021	% of Segment Revenues	2020	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$268,963	73.0%	$294,368	75.5%	$(25,405)	(8.6)%
GEO Care	87,317	61.5%	95,601	69.2%	(8,284)	(8.7)%
International Services	48,615	88.5%	47,474	89.1%	1,141	2.4%
Facility Construction & Design	114	57.3%	6,592	99.6%	(6,478)	(98.3)%
Total	$405,009	71.6%	$444,035	75.5%	$(39,026)	(8.8)%

U.S. Secure Services

Operating expenses for U.S. Secure Services decreased by $25.4 million in Second Quarter 2021 compared to Second Quarter 2020 primarily due to decreases of $35.6 million related to the ramp-down/deactivations of our company-owned D. Ray James, Rivers, Moshannon Valley and Great Plains Correctional Facilities as well as our Queens Detention Facility which expired on January 31, 2021, March 31, 2021, March 31, 2021, May 31, 2021 and March 31, 2021, respectively. Additionally, we experienced aggregate net decreases of $3.8 million related to decreases in population, transportation services and the variable costs associated with those services primarily as a result of the impacts of the COVID-19 pandemic as described above. These decreases were partially offset by increases of $14.0 million resulting from the activations in late 2020 and early 2021 of our company-owned Golden State, Desert View and Central Valley Annexes as well as our company-owned Eagle Pass Detention Center.

GEO Care

Operating expenses for GEO Care decreased by $8.3 million during Second Quarter 2021 compared to Second Quarter 2020 primarily due to aggregate decreases of $4.5 million related to contract terminations/closures of underutilized facilities as a result of the COVID-19 pandemic and other factors. In addition, we experienced net decreases of $6.7 million related to net decreases in census levels at certain of our community-based and reentry centers due to declines in programs as a result of lower levels of referrals by federal, state and local agencies due to the impact of the COVID-19 pandemic. These decreases were partially offset by increases of $2.3 million due to new/reactivated contracts and programs and day reporting center openings. We also experienced an increase of $0.6 million due to increases in average client and participant counts under our ISAP and electronic monitoring services. Operating expenses as a percentage of revenue decreased in Second Quarter 2021 compared to Second Quarter 2020 primarily due to the closure of underperforming/underutilized facilities as discussed above.

International Services

Operating expenses for International Services increased by $1.1 million in Second Quarter 2021 compared to Second Quarter 2020. We experienced a net decrease in operating expenses of $6.2 million which was primarily due to the transition of the Arthur Gorrie Correctional Centre to government operation in State of Queensland, Australia at the end of June 2020. This decrease was partially offset by an increase due to foreign exchange rate fluctuations of $7.3 million.

Facility Construction & Design

In Second Quarter 2021 and Second Quarter 2020, we had Facility Construction & Design services related to an expansion project at our Fulham Correctional Centre in Australia which has been substantially completed. The decrease was due to a decrease in construction activity as the project neared completion.

Depreciation and Amortization

	2021	% of Segment Revenue	2020	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$20,529	5.6%	$20,131	5.2%	$398	2.0%
GEO Care	12,190	8.6%	12,789	9.3%	(599)	(4.7)%
International Services	587	1.1%	514	1.0%	73	14.2%
Total	$33,306	5.9%	$33,434	5.7%	$(128)	(0.4)%

U.S. Secure Services

U.S. Secure Services depreciation and amortization expense increased in Second Quarter 2021 compared to Second Quarter 2020 primarily due to renovations in connection with our contract activations at certain of our company-owned facilities.

GEO Care

GEO Care depreciation and amortization expense decreased in Second Quarter 2021 compared to Second Quarter 2020 primarily due to certain asset dispositions at our company-owned centers.

International Services

Depreciation and amortization expense increased slightly in Second Quarter 2021 compared to Second Quarter 2020 primarily due to foreign exchange rate fluctuations.

Other Unallocated Operating Expenses

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$54,688	9.7%	$45,543	7.7%	$9,145	20.1%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased in Second Quarter 2021 compared to Second Quarter 2020 by $9.1 million primarily due to one-time employee restructuring expenses of $7.5 million. The remainder of the increase was primarily due to normal professional, consulting and other administrative expenses as well as the impacts of the COVID-19 pandemic.

Non-Operating Expenses

Interest Income and Interest Expense

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$5,985	1.1%	$5,248	0.9%	$737	14.0%
Interest Expense	$32,053	5.7%	$30,610	5.2%	$1,443	4.7%

Interest income increased in Second Quarter 2021 compared to Second Quarter 2020 primarily due to the effect of foreign exchange rate fluctuations.

Interest expense increased in Second Quarter 2021 compared to Second Quarter 2020 primarily due to higher balances under the revolver component of our credit facility. During 2021, we drew down $170 million on our revolver as a conservative precautionary step to preserve liquidity, maintain financial flexibility, and obtain additional funds for general corporate purposes. Partially offsetting the increase was the effect of decreases in the LIBOR rate.

Gain on Extinguishment of Debt

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Gain on Extinguishment of Debt	$1,654	0.3%	$—	0.3%	$1,654	100.0%

During Second Quarter 2021, we repurchased $19.5 million in aggregate principal amount of our 5.125% Senior Notes due 2023 at a weighted average price of $90.88 for a total cost of $17.7 million. As a result of these transactions, we recognized a gain on extinguishment of debt of $1.7 million, net of the write-off of associated unamortized deferred loan costs.

Refer to Note 10- Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Loss on Dispositions of Real Estate

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Dispositions of Real Estate	$2,950	0.5%	$1,304	0.2%	$1,646	126.2%

The increase in Second Quarter 2021 compared to Second Quarter 2020 is primarily due to the disposition of certain assets at our company-owned Queens Detention Center located in New York, our company-owned Alle Kiski Pavillion located in Pennsylvania and our company-owned DuPage Interventions center located in Illinois during Second Quarter 2021.

Income Tax Provision

	2021	Effective Rate	2020	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$5,063	11.2%	$4,196	11.0%	$867	20.7%

The provision for income taxes during Second Quarter 2021 increased compared to Second Quarter 2020 while our effective tax rate remained at about 11%. The increase in the tax expense is primarily due to a change in the composition of our income between our REIT and TRS subsidiaries and certain non-recurring items. In Second Quarter 2021, there was a $0.5 million net discrete tax expense as compared to a $0.7 million net discrete tax benefit in the second quarter of 2020. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn we are allowed a deduction for the distribution at the REIT level. Our wholly owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be in the range of approximately 11% to 13% exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$1,942	0.3%	$2,699	0.5%	$(757)	(28.0)%

Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates decreased during Second Quarter 2021 compared to Second Quarter 2020 primarily due to less favorable performance by GEOAmey.

Comparison of First Half 2021 and First Half 2020

Revenues

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$755,405	66.2%	$787,827	66.0%	$(32,422)	(4.1)%
GEO Care	277,387	24.3%	282,703	23.7%	(5,316)	(1.9)%
International Services	108,405	9.5%	110,104	9.2%	(1,699)	(1.5)%
Facility Construction & Design	599	0.1%	12,212	1.0%	(11,613)	(95.1)%
Total	$1,141,796	100.0%	$1,192,846	100.0%	$(51,050)	(4.3)%

U.S. Secure Services

Revenues decreased by $32.4 million in First Half 2021 compared to First Half 2020 primarily due to aggregate decreases of $78.6 million due to the ramp-down/deactivations of our company-owned D. Ray James, Rivers, Moshannon Valley and Great Plains Correctional Facilities as well as our Queens Detention Facility which expired on January 31, 2021, March 31, 2021, March 31, 2021, May 31, 2021 and March 31, 2021, respectively. These decreases were partially offset by aggregate net increases of $47.6 million resulting from the activations in late 2020 and early 2021 of our company-owned Golden State, Desert View and Central Valley Annexes, our company-owned Eagle Pass Detention Center and our managed-only contract for the El Centro Detention Center in California which was effective in December 2020. In addition, we experienced aggregate net increases in populations, transportation services and/or rates of $6.2 million due to increased occupancy at our USMS facilities mainly due to the large increase in the number of crossings at the Southern border during 2021. These increases in occupancy were offset by decreases in population, transportation and/or rates of $7.6 million at our BOP and State facilities primarily due to the impacts of the COVID-19 pandemic.

The number of compensated mandays in U.S. Secure Services facilities was approximately 10.1 million in First Half 2021 and 11.1 million in Second Quarter 2020. We experienced an aggregate net decrease of approximately 1,000,000 mandays as a result of contract terminations, partially offset by contract activations and increases in occupancies discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Secure Services facilities was 90.5% of capacity in both First Half 2021 and First Half 2020, excluding idle facilities.

GEO Care

Revenues decreased by $5.3 million in First Half 2021 compared to First Half 2020 primarily due to decreases of $10.1 million due to contract terminations/closures of underutilized facilities which have been impacted by the COVID-19 pandemic and other economic factors. Additionally, we experienced net decreases of $7.5 million due to decreases in census levels at certain of our community-based and reentry centers due to declines in programs as a result of lower levels of referrals by federal, state and local agencies primarily due to the impact of the COVID-19 pandemic. These decreases were partially offset by increases of $8.4 million due to new/reactivated contracts and programs as well as an increase of $3.9 million due to increased client and participant counts under our ISAP and electronic monitoring services.

International Services

Revenues for International Services decreased by $1.7 million in First Half 2021 compared to First Half 2020. We experienced a net decrease in revenues of $9.7 million which was primarily due to the transition of the Arthur Gorrie Correctional Centre to government operation in State of Queensland, Australia at the end of June 2020. This decrease was partially offset by an increase due to foreign exchange rate fluctuations of $8.0 million.

Facility Construction & Design

In First Half 2021 and First Half 2020, we had Facility Construction & Design services related to an expansion project at our Fulham Correctional Centre in Australia which has been substantially completed. The decrease was due to a decrease in construction activity as the project neared completion.

Operating Expenses

	2021	% of Segment Revenues	2020	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$566,741	75.0%	$599,606	76.1%	$(32,865)	(5.5)%
GEO Care	171,557	61.8%	195,809	69.3%	(24,252)	(12.4)%
International Services	94,361	87.0%	98,189	89.2%	(3,828)	(3.9)%
Facility Construction & Design	501	83.6%	12,177	99.7%	(11,676)	(95.9)%
Total	$833,160	73.0%	$905,781	75.9%	$(72,621)	(8.0)%

U.S. Secure Services

Operating expenses for U.S. Secure Services decreased by $32.9 million in First Half 2021 compared to First Half 2020 primarily due to decreases of $55.9 million related to the ramp-down/deactivations of our company-owned D. Ray James, Rivers, Moshannon Valley and Great Plains Correctional Facilities as well as our Queens Detention Facility which expired on January 31, 2021, March 31, 2021, March 31, 2021, May 31, 2021 and March 31, 2021, respectively. Additionally, we experienced aggregate net decreases of $8.1 million related to decreases in population, transportation services and the variable costs associated with those services primarily as a result of the impacts of the COVID-19 pandemic. These decreases were partially offset by increases of $31.1 million resulting from the activations in late 2020 and early 2021 of our company-owned Golden State, Desert View and Central Valley Annexes, our company-owned Eagle Pass Detention Center and our managed-only contract for the El Centro Detention Center in California which was effective in December 2020.

GEO Care

Operating expenses for GEO Care decreased by $24.3 million during First Half 2021 compared to First Half 2020 primarily due to aggregate decreases of $12.4 million related to contract terminations/closures of underutilized facilities as a result of the COVID-19 pandemic and economic other factors. In addition, we experienced decreases of $13.7 million related to net decreases in census levels at certain of our community-based and reentry centers due to declines in programs as a result of lower levels of referrals by federal, state and local agencies due to the impact of the COVID-19 pandemic. We also experienced a decrease of $1.7 million due to decreases in average client and participant counts under our ISAP and electronic monitoring services as a result of policy changes by the former administration which reduced the number of enrollments at the Southern border. These decreases were partially offset by increases of $3.5 million due to new/reactivated contracts and programs and day reporting center openings. Operating expenses as a percentage of revenue decreased in Second Quarter 2021 compared to Second Quarter 2020 primarily due to the closure of underperforming/underutilized facilities as discussed above.

International Services

Operating expenses for International Services decreased by $3.8 million in First Half 2021 compared to First Half 2020. We experienced a net decrease in operating expenses of $17.1 million which was primarily due to the transition of the Arthur Gorrie Correctional Centre to government operation in State of Queensland, Australia at the end of June 2020. This decrease was partially offset by an increase due to foreign exchange rate fluctuations of $13.3 million.

Facility Construction & Design

In First Half 2021 and First Half 2020, we had Facility Construction & Design services related to an expansion project at our Fulham Correctional Centre in Australia which has been substantially completed. The decrease was due to a decrease in construction activity as the project neared completion.

Depreciation and Amortization

	2021	% of Segment Revenue	2020	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$41,248	5.5%	$40,297	5.1%	$951	2.4%
GEO Care	25,022	9.0%	25,465	9.0%	(443)	(1.7)%
International Services	1,153	1.1%	999	0.9%	154	15.4%
Total	$67,423	5.9%	$66,761	5.6%	$662	1.0%

U.S. Secure Services

U.S. Secure Services depreciation and amortization expense increased in First Half 2021 compared to First Half 2020 primarily due to renovations in connection with our contract activations at certain of our company-owned facilities.

GEO Care

GEO Care depreciation and amortization expense decreased in First Half 2021 compared to First Half 2020 primarily due to certain asset dispositions at our company-owned centers.

International Services

Depreciation and amortization expense increased in First Half 2021 compared to First Half 2020 primarily due to foreign exchange rate fluctuations.

Other Unallocated Operating Expenses

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$103,167	9.0%	$99,325	8.3%	$3,842	3.9%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased in First Half 2021 compared to First Half 2020 by $3.8 million primarily due to one-time employee restructuring expenses of $7.5 million. Partially offsetting this increase was a decrease in stock-based compensation of $3.0 million. The remainder of the decrease was primarily due to less travel, marketing, business development and other corporate administrative expenses primarily due to the impacts of the COVID-19 pandemic.

Non-Operating Expenses

Interest Income and Interest Expense

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$12,187	1.1%	$10,686	0.9%	$1,501	14.0%
Interest Expense	$63,897	5.6%	$64,790	5.4%	$(893)	(1.4)%

Interest income increased in First Half 2021 compared to First Half 2020 primarily due to the effect of foreign exchange rate fluctuations.

Interest expense decreased in First Half 2021 compared to First Half 2020 primarily due to decreases in LIBOR rates. This decrease was partially offset by increases from higher balances on the revolver component of our credit facility. During 2021, we drew down

$170 million on our revolver as a conservative precautionary step to preserve liquidity, maintain financial flexibility, and obtain additional funds for general corporate purposes.

Gain on Extinguishment of Debt

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Gain on Extinguishment of Debt	$4,693	0.4%	$1,563	0.1%	$3,130	200.3%

During First Half 2021, we repurchased $22.5 million in aggregate principal amount of our 5.125% Senior Notes due 2023 at a weighted average price of $90.68 for a total cost of $20.4 million. We also repurchased $17.2 million in aggregate principal amount of our 5.875% Senior Notes due 2024 at a weighted average price of $79.51 for a total cost of $13.7 million. As a result of these transactions, we recognized a gain on extinguishment of debt of $4.7 million, net of the write-off of associated unamortized deferred loan costs.

During First Half 2020, we repurchased approximately $5.5 million in aggregate principal amount of our 5.125% Senior Notes due 2023 at a weighted average price of $70.68 for a total cost of $3.9 million. As a result of these transactions, we recognized a gain on extinguishment of debt of $1.6 million, net of the write-off of associated unamortized deferred loan costs.

(Gain) Loss on Dispositions of Real Estate

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
(Gain) Loss on Dispositions of Real Estate	$(10,379)	(1.8)%	$880	0.1%	$(11,259)	(1,279.4)%

The net gain in First Half 2021 is primarily due to the sale of our interest in Talbot Hall, located in New Jersey, and the sale of our company-owned McCabe Center, located in Texas.

Income Tax Provision

	2021	Effective Rate	2020	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$12,999	12.8%	$10,742	15.9%	$2,257	21.0%

The provision for income taxes during First Half 2021 increased while our effective tax rate decreased compared to First Half 2020. The decrease in the effective rate is primarily due to a change in the composition of our income between our REIT and TRS subsidiaries and certain non-recurring items. In First Half 2021, there was a $1.9 million net discrete tax expense compared to a $2.1 million net discrete tax expense in First Half 2020. Included in the provision for income taxes were $2.3 million and $2.7 million of discrete tax expense in First Half 2021 and 2020, respectively, related to stock compensation that vested during the respective periods. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn we are allowed a deduction for the distribution at the REIT level. Our wholly owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be in the range of approximately 11% to 13% exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$4,007	0.4%	$4,959	0.4%	$(952)	(19.2)%

Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates decreased during First Half 2021 compared to First Half 2020 primarily due to less favorable performance by GEOAmey.

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

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing active capital projects will be approximately $39.7 million of which $30.6 million was spent through June 30, 2021. We estimate that the remaining capital requirements related to these capital projects will be $9.1 million which will be spent through 2021.

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

Subject to certain restrictions on share ownership and transfer, holders may exchange the notes at their option prior to the close of business on the business day immediately preceding November 25, 2025, but only under the following circumstances: (1) during the five consecutive business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the exchange rate for the notes on each such trading day; or (2) upon the occurrence of certain specified corporate events. On or after November 25, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, holders may exchange their notes at any time, regardless of the foregoing circumstances. Upon exchange of a note, we will pay or deliver, as the case may be, cash or a combination of cash and shares of our common stock. As of June 30, 2021, conditions had not been met to convert.

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

We used the net proceeds from this offering, including the exercise in full of the initial purchasers' over-allotment option to fund the redemption of the then outstanding amount of approximately $194.0 million of our existing 5.875% senior notes due 2022, to re-purchase additional senior notes and we used the remaining net proceeds to pay related transaction fees and expenses, and for general corporate purposes of the Company. As a result of the redemption, deferred loan costs in the amount of approximately $0.7 million were written off to loss on extinguishment of debt during the six months ended June 30, 2021.

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

Credit Agreement

On June 12, 2019, we entered into Amendment No. 2 to the Third Amended and Restated Credit Agreement (the "Credit Agreement") by and among the refinancing lenders party thereto, the other lenders party thereto, GEO and GEOCH and the administrative agent. Under the amendment, the maturity date of the revolver was extended to May 17, 2024. The borrowing capacity under the amended revolver remains at $900.0 million, and its pricing remains unchanged currently bearing interest at LIBOR plus 2.25%. As a result of the amendment, we incurred a loss on extinguishment of debt of $1.2 million during 2019 related to certain unamortized deferred loan costs. Additionally, loan costs of $4.7 million were incurred and capitalized in connection with the amendment.

A syndicate of approximately 65 lenders participate in our Credit Agreement, six of which have indicated that they do not intend to provide new financing to GEO but will honor their existing obligations. Refer to Item 1A - Risk Factors included in Part I of the Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion. The banks that have withdrawn participation remain contractually committed for approximately three years. Additionally, these six banks represent less than 25% of our overall borrowing capacity under our Credit Agreement. We are in frequent communication with potential new lenders as well as the credit rating agencies. In March 2021, Moody’s Investors Service downgraded GEO’s issuer rating to B2 and in May 2021, Standard & Poor’s S&P Global downgraded GEO’s issuer rating to CCC+.

As of June 30, 2021, we had approximately $766.0 million in aggregate borrowings outstanding under our term loan, approximately $789.4 million in borrowings under our revolver, and approximately $68.3 million in letters of credit which left approximately $42.3 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of June 30, 2021 was 2.54%.

On April 30, 2021 and May 4, 2021, we elected to draw down $20 million and $150 million, respectively in borrowings under the revolver component of our credit facility as a conservative precautionary step to preserve liquidity, maintain financial flexibility, and obtain additional funds for general corporate purposes.

Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Australia - Ravenhall

In connection with a design and build project agreement with the State of Victoria, in September 2014, we entered into a syndicated facility agreement (the "Construction Facility") to provide debt financing for construction of the project. The Construction Facility provided for non-recourse funding up to AUD 791.0 million, or approximately $593.9 million, based on exchange rates as of June 30, 2021. In accordance with the terms of the contract, upon completion and commercial acceptance of the project in late 2017, the State of Victoria made a lump sum payment of AUD310 million, or approximately $252.7 million, based on exchange rates as of June 30, 2021. The term of the Construction Facility was through September 2020 and bore interest at a variable rate quoted by certain Australian banks plus 200 basis points. On May 22, 2019, we completed an offering of AUD 461.6 million, or $346.6 million, based on exchange rates as of June 30, 2021, aggregate principal amount of the Non-Recourse Notes. The amortizing Non-Recourse Notes were issued by Ravenhall Finance Co Pty Limited in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Non-Recourse Notes were issued with a coupon and yield to maturity of 4.23% with a maturity date of March 31, 2042. The net proceeds from this offering were used to refinance the outstanding Construction Facility and to pay all related fees, costs and expenses associated with the transaction. As a result of the transaction, we incurred a $4.5 million loss on extinguishment of debt related to swap termination fees and unamortized deferred costs associated with the Construction Facility. Additionally, loan costs of approximately $7.5 million were incurred and capitalized in connection with the offering.

Other

In August 2020, we entered into two identical promissory notes in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the promissory notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. We have entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at June 30, 2021 is $0.7 million of deferred loan costs incurred in the transaction. Refer to Note 9 - Derivative Financial Instruments and Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

In addition to the debt outstanding under the Credit Facility, the 6.50% Convertible Notes, the 6.00% Senior Notes, the 5.125% Senior Notes, and the 5.875% Senior Notes due 2024, we also have significant debt obligations which, although these obligations are non-recourse to us, require cash expenditures for debt service. Our significant debt obligations could have material consequences. See “Risk Factors-Risks Related to Our High Level of Indebtedness” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. We are exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. We also have guaranteed certain obligations for certain of our international subsidiaries. These non-recourse obligations, commitments and contingencies and guarantees are further discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Debt Repurchases

On August 16, 2019, our Board authorized us to repurchase and/or retire a portion of our 6.00% Senior Notes due 2026, the 5.875% Senior Notes due 2024, the 5.125% Senior Notes due 2023 and the 5.875% Senior Notes due 2022 (collectively the "GEO Senior Notes") and our term loan under our Amended Credit Agreement through cash purchases, in open market purchases, privately negotiated transactions, or otherwise, up to an aggregate maximum of $100.0 million, subject to certain limitations through December 31, 2020. During the Second Quarter 2021, the 5.875% Senior Notes due 2022 were redeemed in connection with the offering of the Convertible Notes discussed above. On February 11, 2021, our Board authorized a new repurchase program for repurchases/retirements of part of the above referenced GEO Senior Notes and term loan, subject to certain limitations up to an aggregate maximum of $100.0 million through December 31, 2022.

During the six months ended June 30, 2021, we repurchased $22.5 million in aggregate principal amount of our 5.125% Senior Notes due 2023 at a weighted average price of 90.68% for a total cost of $20.4 million. Additionally, we repurchased $17.2 million in aggregate principal amount of our 5.875% Senior Notes due 2024 at a weighted average price of 79.51% for a total cost of $13.7 million. As a result of these repurchases, we recognized a net gain on extinguishment of debt of $5.6 million.

During the six months ended June 30, 2020, we repurchased $5.5 million in aggregate principal amount of our 5.125% Senior Notes due 2023 at a weighted average price of 70.68% for a total cost of $3.9 million. As a result of these repurchases, we recognized a net gain on extinguishment of debt of $1.6 million.

Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our indebtedness.

We consider opportunities for future business and/or asset acquisitions as we deem appropriate when market conditions present opportunities. If we are successful in our pursuit of any new projects, our cash on hand, cash flows from operations and borrowings under the existing Credit Facility may not provide sufficient liquidity to meet our capital needs and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. Additionally, the magnitude, severity and duration of the COVID-19 pandemic may negatively impact the availability of opportunities for future business and/or asset acquisitions and market conditions generally. In the future, our access to capital and ability to compete for future capital intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the 5.125% Senior Notes, the indenture governing the 5.875% Senior Notes due 2024, the indenture governing the 6.00% Senior Notes, the indenture governing our Convertible Notes and our Credit Agreement. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse effect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we were in compliance with our debt covenants as of June 30, 2021 and we expect to continue to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

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

Guarantor Financial Information

GEO’s 6.50% Convertible Notes, 6.00% Senior Notes, 5.125% Senior Notes and the 5.875% Senior Notes due 2024 are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of our wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”).

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

Summarized statement of operations (in thousands):

Six Months Ended June 30, 2021
Net operating revenues	$1,027,471
Income from operations	130,664
Net income	73,392
Net income attributable to The GEO Group, Inc.	73,392

Summarized balance sheets (in thousands):

	June 30, 2021	December 31, 2020
Current assets	$615,592	$607,044
Noncurrent assets (a)	3,229,842	3,268,260
Current liabilities	322,761	350,041
Noncurrent liabilities (b)	2,805,383	2,737,673

(a)	Includes amounts due from non-guarantor subsidiaries of $24.4 million and $26.7 million as of June 30, 2021 and December 31, 2020, respectively.

(b)	Includes amounts due to non-guarantor subsidiaries of $15.0 million and $17.4 million as of June 30, 2021 and December 31, 2020, respectively.

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

We plan to fund all of our capital needs, including distributions of our REIT taxable income necessary to maintain our REIT qualification should our Board determine to maintain our REIT status., and capital expenditures, from cash on hand, cash from operations, borrowings under our Credit Facility and any other financings which our management and Board, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under our $900.0 million Revolver. Our management believes that our financial resources and sources of liquidity will allow us to manage the anticipated impact of COVID-19 on our business, financial condition, results of operations and cash flows. For the full-year 2021, we have reduced our planned capital spending by deferring capital expenditure projects where possible and closely managing our working capital. We have completed our annual budgeting process and have identified cost savings at the corporate and facility level. Additionally, we have identified company-owned facilities that can be sold to government agencies or third-party individuals. Our management believes that cash on hand, cash flows from operations and availability under our Credit Facility will be adequate to support our capital requirements for 2021 as disclosed under “Capital Requirements” above. The challenges posed by COVID-19, as well as the current political environment, generally and on our business are continuing to evolve. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to the Executive Order and COVID-19.

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

Cash Flow

Cash, cash equivalents and restricted cash and cash equivalents as of June 30, 2021 was $517.1 million, compared to $106.7 million as of June 30, 2020.

Operating Activities

Cash provided by operating activities amounted to $205.6 million for the six months ended June 30, 2021 versus cash provided by operating activities of $256.8 million for the six months ended June 30, 2020. Cash provided by operating activities during the six months ended June 30, 2021 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, discount and/or premium and other non-cash interest and stock-based compensation expense. Equity in earnings of affiliates, net of tax, gain on extinguishment of debt and gain on disposition of real estate negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by $53.0 million, representing a positive impact on cash. The decrease was primarily driven by the favorable timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities decreased by $15.1 million which negatively impacted cash. The decrease was primarily driven by the timing of payments. Additionally, cash provided by operating activities for the six months ended June 30, 2021 was positively impacted by a decrease in changes in contract receivable related to our correctional facility in Ravenhall, Australia of $3.2 million which was a result of the timing of interest accruals and payments received towards the contract receivable.

Cash provided by operating activities during the six months ended June 30, 2020 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, discount and/or premium and other non-cash interest and stock-based compensation expense. Equity in earnings of affiliates, net of tax, negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by $68.8 million, representing a positive impact on cash. The decrease was primarily driven by the favorable timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $38.0 million which positively impacted cash. The increase was primarily driven by the timing of payments. Additionally, cash provided by operating activities for the six months ended June 30, 2020 was positively impacted by a decrease in changes in contract receivable related to our correctional facility in Ravenhall, Australia of $2.5 million which was a result of the timing of interest accruals and payments received towards the contract receivable.

Investing Activities

Cash used in investing activities of $32.3 million during the six months ended June 30, 2021 was primarily the result of capital expenditures of $44.3 million partially offset by proceeds from dispositions of real estate of $13.2 million. Cash used in investing activities of $49.2 million during the six months ended June 30, 2020 was primarily the result of capital expenditures of $53.5 million.

Financing Activities

Cash used in financing activities during the six months ended June 30, 2021 was approximately $32.5 million compared to cash used in financing activities of $167.4 million during the six months ended June 30, 2020. Cash used in financing activities during the six months ended June 30, 2021 was primarily the result of dividends paid of $30.5 million, payments on long-term debt of $356.8 million, payments on non-recourse debt of $3.8 million and payments of debt issuance costs of $9.6 million. These decreases were partially offset by proceeds from long-term debt of $435.0 million. Cash used in financing activities during the six months ended June 30, 2020 was primarily the result of dividends paid of $116.2 million, payments on long-term debt of $262.4 million, payments on non-recourse debt of $2.9 million and repurchases of common stock of $9.0 million. These decreases were partially offset by proceeds from long-term debt of $225.6 million.

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

Normalized FFO is defined as FFO adjusted for certain items which by their nature are not comparable from period to period or that tend to obscure the Company’s actual operating performance, including for the periods presented Covid-19 expenses, pre-tax, gain on extinguishment of debt, pre-tax, one-time employee restructuring expenses, pre-tax, start-up expenses, pre-tax, close-out expenses, pre-tax and the tax effect of adjustments to FFO.

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

Our assessment of our operations is focused on long-term sustainability. The adjustments we make to derive the non-GAAP measures of Normalized FFO and AFFO exclude items which may cause short-term fluctuations in net income attributable to GEO but have no impact on our cash flows, or we do not consider them to be fundamental attributes, or the primary drivers of our business plan and they do not affect our overall long-term operating performance. We may make adjustments to FFO from time to time for certain other income and expenses that do not reflect a necessary component of our operational performance on the basis discussed above, even though such items may require cash settlement. Because FFO, Normalized FFO and AFFO exclude depreciation and amortization unique to real estate as well as non-operational items and certain other charges that are highly variable from year to year, they provide our investors with performance measures that reflect the impact to operations from trends in occupancy rates, per diem rates, operating costs and interest costs, providing a perspective not immediately apparent from net income attributable to GEO.

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

Our reconciliation of net income attributable to The GEO Group, Inc. to FFO, Normalized FFO and AFFO for the three and six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income attributable to The GEO Group, Inc.	$41,959	$36,720	$92,504	$61,901
Add (Subtract):
Real estate related depreciation and amortization	18,846	18,384	37,818	36,780
Loss (gain) on real estate assets	2,950	1,304	(10,379)	880
NAREIT Defined FFO	$63,755	$56,408	$119,943	$99,561
Add (Subtract):
Gain on extinguishment of debt, pre-tax	(1,655)	—	(4,694)	(1,563)
Start-up expenses, pre-tax	—	553	—	2,506
One-time employee restructuring expenses, pre-tax	7,459	—	7,459	—
Covid-19 expenses, pre-tax	—	3,877	—	4,769
Close-out expenses, pre-tax	—	2,284	—	4,220
Tax effect of adjustments to Funds From Operations *	105	(1,599)	13	(762)
Normalized Funds from Operations	$69,664	$61,523	$122,721	$108,731
Add (Subtract):
Non-real estate related depreciation and amortization	14,460	15,050	29,605	29,981
Consolidated maintenance capital expenditures	(4,203)	(4,139)	(8,142)	(11,166)
Stock-based compensation expense	4,023	4,706	11,426	14,474
Other non-cash revenue & expenses	(1,102)	—	(2,204)	—
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	1,903	1,708	3,586	3,378
Adjusted Funds from Operations	$84,745	$78,848	$156,992	$145,398

*	Tax effect of adjustments relate to loss (gain) on real estate assets, gain on extinguishment of debt, start-up expenses, Covid-19 expenses, severance expenses and close-out expenses.

Outlook

The following discussion contains statements that are not historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statements. Please refer to “Part I - Item 1A. Risk Factors” and the "Forward Looking Statements - Safe Harbor" sections in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as well as the "Part II – Item 1A. Risk Factors" and the "Forward-Looking Statements - Safe Harbor" section and other disclosures contained in the Form 10-Q for the quarter ended March 31, 2021 and this Form 10-Q for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.

Executive Order

On January 26, 2021, President Biden signed an Executive Order directing the United States Attorney General not to renew DOJ contracts with privately operated criminal detention facilities, as consistent with applicable law. Two agencies of the DOJ, the BOP and USMS, utilize our services. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts.  Our contracts with the BOP for our company-owned 1,940-bed Great Plains Correctional Facility, our company-owned 1,732-bed Big Spring Correctional Facility, our company-owned 1,800-bed Flightline Correctional Facility, and our company-owned 1,800-bed North Lake Correctional Facility have renewal option periods that expire on May 31, 2021, November 30, 2021, November 30, 2021, and September 30, 2022, respectively. Additionally, the contracts with the BOP for the county owned and managed 1,800-bed Reeves County Detention Center I & II and the 1,376-bed Reeves County Detention Center III have renewal option periods that expire September 30, 2022 and June 30, 2022, respectively. We have a management agreement with Reeves County, Texas for the management oversight of these two county-owned facilities. The Great Plains, Big Spring, Flightline, North Lake Correctional Facilities, Reeves County Detention Center I & II and Reeves County Detention Center III generated approximately $145 million in revenues for GEO during the year ended December 31, 2020. The BOP has experienced a decline in federal prison populations over the last several years, a trend that has more recently been accelerated by the COVID-19 global pandemic. As a result of the Executive Order and the decline in federal prison populations, our above-described contracts with the BOP may not be renewed over the coming years. On March 5, 2021, we were notified by the BOP that it had decided to not exercise its contract renewal option for the company-owned, 1,940-bed Great Plains Correctional Facility in Oklahoma, when the contract base period expired on May 31, 2021. On March 25, 2021, we were notified that the BOP had decided to terminate its contract with the county-owned and managed Reeves County Detention Center I & II effective May 10, 2021. For the six months ended June 30, 2021, our secure services contracts with the BOP accounted for approximately 10% of our total revenues.

Unlike the BOP, the USMS does not own and operate its detention facilities. The USMS contracts for the use of facilities, which are generally located in areas near federal courthouses, primarily through intergovernmental service agreements, and to a lesser extent, direct contracts. We are cooperating with the USMS in assessing various alternatives on how to comply with the Executive Order. During the first quarter of 2021, we were notified by the USMS that it would not renew its contract for the company-owned Queens Detention Facility in New York, when the contract base period ended on March 31, 2021. We currently operate four additional detention facilities that are under direct contracts and eight detention facilities that are under intergovernmental agreements with the USMS. The four direct contracts are up for renewal at various times over the next few years, including two in late 2021. For the six months ended June 30, 2021, the direct contracts and intergovernmental agreements with the USMS accounted for approximately 16% of our total revenues.

The Executive Order only applies to agencies that are part of the DOJ, which includes the BOP and USMS. ICE facilities are not covered by the Executive Order as ICE is an agency of the Department of Homeland Security, not the DOJ. However, it is possible that the federal government could choose to take similar action on ICE facilities in the future. For the six months ended June 30, 2021, contracts for ICE Processing Centers, not including the alternatives to detention contract under ISAP, accounted for approximately 24% of our total revenues.

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

Health and Safety

From the beginning of the global COVID-19 pandemic, our corporate, regional, and field staff have taken steps to mitigate the risks of the novel coronavirus and have worked with our government partners to implement best practices consistent with the guidance issued by the Centers for Disease Control and Prevention (“CDC”). Ensuring the health and safety of all those entrusted to our care and of our employees has always been our number one priority. GEO’s COVID-19 mitigation initiatives have included:

Guidance

•	We issued guidance to all our facilities, consistent with the guidance issued for correctional and detention facilities by the CDC.

Testing

•	We increased testing capabilities at our secure services facilities and entered into contracts with multiple commercial labs to provide adequate testing supplies and services.
•	We invested approximately $2 million to acquire 45 Abbott Rapid COVID-19 ID NOW devices and testing kits capable of diagnosing not only COVID-19, but Influenza and Strep Throat.
•	By the end of June of 2021, we had administered more than 130,000 COVID-19 tests to those in our care at our secure services facilities.

Bi-Polar Ionization

•	We invested $3.7 million to install Bi-Polar Ionization Air Purification Systems at select secure services facilities to reduce the spread of airborne bacteria and viruses.
•

Bi-Polar Ionization Air Purification Systems are specially designed electronic devices that create bi-polar - negative and positive - ions that can effectively break down a wide variety of harmful bacterial and viral contaminations into a less complex and safe form by attacking the DNA of bacteria and viruses.

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

•

As of June of 2021, GEO has worked with our government agency partners and State and Local Health Departments to administer approximately 25,000 doses of the vaccine to inmates, detainees, and residents in our facilities.

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

Economic Impact

The COVID-19 pandemic and related government-imposed mandatory closures, the efficacy and distribution of COVID-19 vaccines, shelter in-place restrictions and social distancing protocols and increased expenditures on engineering controls, personal protective equipment, diagnostic testing, medical expenses, temperature scanners, protective plexiglass barriers and increased sanitation have had, and will continue to have, a severe impact on global economic conditions and the environment in which we operate. Starting in late March and early April 2020, we began to observe negative impacts from the pandemic on our performance in our secure services business, specifically with our ICE Processing Centers and U.S. Marshals Facilities, as a result of a decrease in court sentencing at the federal level and reduced operational capacity to promote social distancing protocols which have continued into 2021. The federal government has also put in place Title 42 public health restrictions at the Southwest border, which result in the immediate removal of single adults apprehended by Border Patrol. This reduced operational capacity and the Title 42 public health restrictions may result in reduced reliance by ICE on GEO for detention beds and/or ICE processing centers. Additionally, our reentry services business conducted through our GEO Care business segment has also been negatively impacted, specifically our residential reentry centers and non-residential day reporting programs were impacted by declines in programs due to lower levels of referrals by federal, state and local agencies. We have also experienced the transmission of COVID-19 at most of our facilities continuing in Second Quarter 2021 and to date in the third quarter of 2021. If we are unable to mitigate the transmission of COVID-19 at our facilities, we could experience a material adverse effect on our financial position, results of operations and cash flows. We expect the continued impact of COVID-19 in the form of reduced operational capacity and decline in programs during the first part of 2021 with a slow recovery to more normalized operations by the end of 2021. Although we are unable to predict the duration or scope of the COVID-19 pandemic or estimate the extent of the overall future negative financial impact to our operating results, an extended period of depressed economic activity necessitated by actions to combat the disease, and the severity and duration of the related global economic crisis may adversely impact our future financial performance.

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

Prior to the Executive Order, we have historically had a relatively high contract renewal rate, however, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.

California enacted legislation that became effective on January 1, 2020 aimed at phasing out public-private partnership contracts for the operation of secure correctional facilities and detention facilities within California and facilities outside of the State of California housing State of California inmates. Additionally, we have public-private partnership contracts in place with ICE and the USMS relating to secure services facilities located in California. Our contract for our Central Valley facility was discontinued by the State of California at the end of September 2019, and our three other California secure facility contracts for our Desert View, Golden State, and McFarland Facilities were discontinued during 2020. During the fourth quarter of 2019, we signed two 15-year contracts with ICE for five company-owned facilities in California totaling 4,490 beds, including the Central Valley, Desert View, and Golden State facilities and a managed-only contract with the USMS for the government-owned, 512-bed El Centro Service Processing Center in California. Additionally, we and the U.S. Department of Justice have filed separate legal actions challenging the constitutionality of the attempted ban on new federal contracts entered into after the effective date of the California law. Recently the State of Washington approved a similar measure banning the use of public-private partnership contracts for the operation of detention facilities in the state., that GEO is also challenging in federal court. GEO’s contract for the company-owned 1,575-bed Northwest ICE Processing Center in Washington has a renewal option period that expires in 2025. The facility generates approximately $64 million in annualized revenues for GEO. The Delaware County Council has also been exploring how to end the public-private partnership arrangement for GEO’s managed-only contract for the 1,883-bed George W. Hill Correctional Facility located in Thornton, Pennsylvania and transition the operations to the county. The George W. Hill Correctional Facility generates approximately $46 million in annualized revenue for GEO.

Internationally, we are exploring opportunities in our current markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk. We are pleased to have been awarded a ten-year contract renewal for the continued delivery of secure transportation under our GEOAmey joint venture in the United Kingdom. Total revenue over the ten-year period is expected to be approximately $760 million. In New South Wales, Australia, we have developed a 489-bed expansion at the Junee Correctional Centre which was substantially completed during the third quarter of 2020. We have also constructed a 137-bed expansion at the Fulham Correctional Centre in Victoria, Australia. With respect to our Dungavel House Immigration Removal Centre in the United Kingdom, we were unfortunately unsuccessful in the current competitive rebid process and will transition the management contract in October 2021. In addition, we transitioned the Arthur Gorrie Correctional Centre to government operation in the State of Queensland, Australia at the end of June 2020.

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

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related costs represented 60% and 58.2% of our operating expenses during the six months ended June 30, 2021 and 2020, respectively. Additional significant operating expenses include food, utilities and medical costs. During the six months ended June 30, 2021 and 2020, operating expenses totaled 73.0% and 75.9%, respectively, of our consolidated revenues. We expect our operating expenses as a percentage of revenues in 2021 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2021, we will incur carrying costs for facilities that are currently vacant. Additionally, we have increased our spending on engineering controls, personal protective equipment, diagnostic testing, medical expenses, temperature scanners, protective plexiglass barriers and increased sanitation as a result of COVID-19 and expect to incur several millions of dollars in such costs in 2021.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During the six months ended June 30, 2021 and 2020, general and administrative expenses totaled 9.0% and 8.3%, respectively, of our consolidated revenues. We expect general and administrative expenses as a percentage of revenues in 2021 to remain consistent or decrease as a result of cost savings initiatives as well as less travel, marketing and other corporate administrative expenses primarily due to the impacts of the COVID-19 pandemic.

Idle Facilities

We are currently marketing approximately 9,500 vacant beds at seven of our U.S. Secure Services and two of our GEO Care idle facilities to potential customers. The annual net carrying cost of our idle facilities in 2021 is estimated to be $8.0 million, inclusive of revenues earned on certain facilities during the first quarter of 2021 before they became idle, including depreciation expense of $11.7 million. As of June 30, 2021, these nine facilities had a combined net book value of $225.5 million. We currently do not have any firm commitment or agreement in place to activate the remaining facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. These idle facilities are included in the U.S. Secure Services and GEO Care segments. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if the nine remaining idle facilities were to be activated using our U.S. Secure Services and GEO Care average per diem rates in 2021 (calculated as the U.S. Secure Services and GEO Care revenue divided by the number of U.S. Secure Services and GEO Care mandays) and based on the average occupancy rate in our facilities through June 30, 2021, we would expect to receive incremental annualized revenue of approximately $220 million and an annualized increase in earnings per share of approximately $0.20 to $0.25 per share based on our average operating margins.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Credit Facility. Payments under the Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Credit Facility of approximately $1,555 million and approximately $68.3 million in outstanding letters of credit, as of June 30, 2021, for every one percent increase in the average interest rate applicable to the Credit Facility, our total annual interest expense would increase by approximately $16 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the Australian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of June 30, 2021, every 10 percent change in historical currency rates would have approximately a $10.0 million effect on our financial position and approximately a $1.6 million impact on our results of operations during the six months ended June 30, 2021.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting during the six months ended June 30, 2021.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information required herein is incorporated by reference from Note 11 - Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS.

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) and Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (the “2021 Q1 Form 10-Q”) includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. We encourage you to read these risk factors in their entirety.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2021 to April 30, 2021	—	$—	—	$—
May 1, 2021 to May 31, 2021	5,054	$6.20	—	$—
June 1, 2021 to June 30, 2021	7,329	$8.80	—	$—
Total	12,383		—

(1)

We withheld 12,383 shares through net share settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees. These purchases were not made as part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

(A)	Exhibits

3.1	Third Amended and Restated Bylaws of The GEO Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 21, 2021).

10.1

Confidential Separation and General Release Agreement, entered into between Blake Davis and The GEO Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 21, 2021).

10.2	The GEO Group, Inc. Amended and Restated 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 4, 2021).
10.3	The GEO Group, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 4, 2021).
10.4

Separation and General Release Agreement, dated as of May 27, 2021, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 1, 2021).

10.5

Executive Chairman Employment Agreement, dated as of May 27, 2021, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 1, 2021).

10.6

Amended and Restated Executive Retirement Agreement, dated as of May 27, 2021, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 1, 2021).

10.7

Executive Employment Agreement, dated as of May 27, 2021, by and between The GEO Group, Inc. and Jose Gordo (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on June 1, 2021).

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2021, has been formatted in Inline XBRL (included with the Exhibit 101 attachments).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date:	August 5, 2021	/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer
(duly authorized officer and principal financial officer)