Form 10-Q
period 2021-09-30
GEO GROUP INC
filed 2021-11-05
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 2, 2021, the registrant had 122,534,921 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2021 AND 2020

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues	$557,277	$579,136	$1,699,073	$1,771,982
Operating expenses	399,900	434,131	1,233,060	1,339,912
Depreciation and amortization	32,883	33,628	100,306	100,389
General and administrative expenses	50,475	46,644	153,642	145,969
Operating income	74,019	64,733	212,065	185,712
Interest income	5,990	6,360	18,177	17,046
Interest expense	(32,525)	(30,749)	(96,422)	(95,539)
Gain on extinguishment of debt	—	1,472	4,693	3,035
Loss on asset divestiture	(5,031)	—	(5,031)	—
Gain (loss) on dispositions of real estate	(1,057)	(271)	9,322	(1,151)
Income before income taxes and equity in earnings of affiliates	41,396	41,545	142,804	109,103
Provision for income taxes	8,395	4,616	21,394	15,358
Equity in earnings of affiliates, net of income tax provision of $291, $484, $631 and $928 respectively	1,640	2,243	5,647	7,202
Net income	34,641	39,172	127,057	100,947
Net loss attributable to noncontrolling interests	69	48	157	174
Net income attributable to The GEO Group, Inc.	$34,710	$39,220	$127,214	$101,121

Weighted-average common shares outstanding:
Basic	120,525	119,826	120,326	119,677
Diluted	120,872	120,032	120,583	119,964
Net income per common share attributable to The GEO Group, Inc.:
Basic:
Net income per common share attributable to The GEO Group, Inc. - basic	$0.24	$0.33	$0.94	$0.84
Diluted:
Net income per common share attributable to The GEO Group, Inc. - diluted	$0.24	$0.33	$0.94	$0.84
Dividends declared per share	$—	$0.48	$0.25	$1.44

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2021 AND 2020

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income	$34,641	$39,172	$127,057	$100,947
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,181)	2,002	(3,822)	(2,802)
Pension liability adjustment, net of tax provision of $41, $28, $124 and $85, respectively	156	107	467	320
Change in fair value of derivative instrument classified as cash flow hedge, net of tax (benefit) provision of $82, $114, $556 and $(1,143), respectively	311	376	2,093	(4,299)
Total other comprehensive income (loss), net of tax	(2,714)	2,485	(1,262)	(6,781)
Total comprehensive income	31,927	41,657	125,795	94,166
Comprehensive loss attributable to noncontrolling interests	61	44	154	217
Comprehensive income attributable to The GEO Group, Inc.	$31,988	$41,701	$125,949	$94,383

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

(In thousands, except share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$537,070	$283,524
Restricted cash and cash equivalents	30,201	26,740
Accounts receivable, less allowance for doubtful accounts of $1,285 and $4,183, respectively	327,723	362,668
Contract receivable, current portion	6,313	6,283
Prepaid expenses and other current assets	31,682	32,108
Total current assets	932,989	711,323
Restricted Cash and Investments	60,732	37,338
Property and Equipment, Net	2,055,406	2,122,195
Assets Held for Sale	9,717	9,108
Contract Receivable	366,155	396,647
Operating Lease Right-of-Use Assets, Net	118,073	124,727
Deferred Income Tax Assets	36,604	36,604
Goodwill	755,222	755,250
Intangible Assets, Net	172,794	187,747
Other Non-Current Assets	81,104	79,187
Total Assets	$4,588,796	$4,460,126
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$67,411	$85,861
Accrued payroll and related taxes	80,798	67,797
Accrued expenses and other current liabilities	216,404	202,378
Operating lease liabilities, current portion	28,982	29,080
Current portion of finance lease liabilities, long-term debt and non-recourse debt	27,010	26,180
Total current liabilities	420,605	411,296
Deferred Income Tax Liabilities	30,726	30,726
Other Non-Current Liabilities	95,789	115,555
Operating Lease Liabilities	95,357	101,375
Finance Lease Liabilities	2,147	2,988
Long-Term Debt	2,629,010	2,561,881
Non-Recourse Debt	297,456	324,223
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 187,500,000 shares authorized, 127,317,890 and 126,153,173 issued and 122,465,518 and 121,318,175 outstanding, respectively	1,273	1,262
Additional paid-in capital	1,272,725	1,262,267
Distributions in excess of earnings	(126,165)	(222,892)
Accumulated other comprehensive loss	(23,854)	(22,589)
Treasury stock, 4,852,372 and 4,834,998 shares, at cost, respectively	(105,099)	(104,946)
Total shareholders’ equity attributable to The GEO Group, Inc.	1,018,880	913,102
Noncontrolling interests	(1,174)	(1,020)
Total shareholders’ equity	1,017,706	912,082
Total Liabilities and Shareholders’ Equity	$4,588,796	$4,460,126

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2021 AND 2020

(In thousands)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash Flow from Operating Activities:
Net income	$127,057	$100,947
Net loss attributable to noncontrolling interests	157	174
Net income attributable to The GEO Group, Inc.	127,214	101,121
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	100,306	100,389
Stock-based compensation	15,755	19,163
Gain on extinguishment of debt	(4,693)	(3,035)
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	5,559	5,153
Provision for doubtful accounts	—	288
Equity in earnings of affiliates, net of tax	(5,647)	(7,202)
Dividends received from unconsolidated joint ventures	5,186	5,296
Loss on sale/disposal of property and equipment, net	7,111	3,593
Loss on assets held for sale	—	774
Loss on asset divestiture	5,031	—
(Gain) loss on disposition of real estate	(9,322)	1,151
Changes in assets and liabilities, net of effects of acquisitions:
Changes in accounts receivable, prepaid expenses and other assets	44,339	58,498
Changes in contract receivable	4,734	3,787
Changes in accounts payable, accrued expenses and other liabilities	(6,096)	69,151
Net cash provided by operating activities	289,477	358,127
Cash Flow from Investing Activities:
Insurance proceeds - damaged property	1,027	9,497
Proceeds from sale of property and equipment	4,118	83
Proceeds from sales of real estate	18,581	—
Proceeds from sale of assets held for sale	—	1,516
Change in restricted investments	(6,807)	(4,455)
Capital expenditures	(57,382)	(83,817)
Net cash used in investing activities	(40,463)	(77,176)
Cash Flow from Financing Activities:
Proceeds from long-term debt	435,000	311,579
Payments on long-term debt	(359,638)	(380,055)
Payments on non-recourse debt	(5,081)	(4,530)
Taxes paid related to net share settlements of equity awards	(2,091)	(2,789)
Proceeds from issuance of common stock in connection with ESPP	252	465
Payment for repurchases of common stock	—	(9,562)
Debt issuance costs	(9,587)	—
Cash dividends paid	(30,487)	(174,134)
Net cash provided by (used in) financing activities	28,368	(259,026)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(3,788)	(309)
Net Increase in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	273,594	21,616
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	311,853	67,472
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$585,447	$89,088
Supplemental Disclosures:
Non-cash Investing and Financing activities:
Right-of-use assets obtained from operating lease liabilities	$2,103	$10,398
Equipment obtained from finance lease liabilities	$—	$1,616
Dividends paid in treasury shares	$153	$553
Conversion of pension liability to shares of common stock	$—	$8,925
Conversion of shares of common stock to pension liability	$3,600	$—
Capital expenditures in accounts payable and accrued expenses	$7,795	$7,983

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) is a fully-integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of secure facilities, processing centers and community reentry centers in the United States, Australia, South Africa and the United Kingdom. The Company owns, leases and operates a broad range of facilities including maximum, medium and minimum security facilities, processing centers, as well as community-based reentry facilities and offers an expanded delivery of rehabilitation services under its 'GEO Continuum of Care' platform. The 'GEO Continuum of Care' program integrates enhanced rehabilitative programs, which are evidence-based and include cognitive behavioral treatment and post-release services, and provides academic and vocational classes in life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for individuals as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). At September 30, 2021, the Company’s worldwide operations include the management and/or ownership of approximately 86,000 beds at 107 facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 200,000 individuals, including over 100,000 through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

The Company's unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2021 for the year ended December 31, 2020. The accompanying December 31, 2020 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results for the entire year ending December 31, 2021, or for any other future interim or annual periods.

Risks and uncertainties

Executive Order

On January 26, 2021, President Biden signed an executive order directing the United States Attorney General not to renew Department of Justice (“DOJ”) contracts with privately operated criminal detention facilities, as consistent with applicable law (the “Executive Order”). Two agencies of the DOJ, the Bureau of Prisons (“BOP”) and U.S. Marshals Service (“USMS”), utilize GEO’s services. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts. GEO’s contracts with the BOP for its company-owned 1,940-bed Great Plains Correctional Facility, company-owned 1,732-bed Big Spring Correctional Facility, company-owned 1,800-bed Flightline Correctional Facility, and company-owned 1,800-bed North Lake Correctional Facility have renewal option periods that expire on May 31, 2021, November 30, 2021, November 30, 2021, and September 30, 2022, respectively. Additionally, the contracts with the BOP for the county owned and managed 1,800-bed Reeves County Detention Center I & II and the 1,376-bed Reeves County Detention Center III have renewal option periods that expire September 30, 2022 and June 30, 2022, respectively. The Company has a management agreement with Reeves County, Texas for the management oversight of these two county-owned facilities. In total, the Great Plains, Big Spring, Flightline, North Lake Correctional Facilities, Reeves County Detention Center I & II and Reeves County Detention Center III generated approximately $145 million in revenues during the year ended December 31, 2020. The BOP has experienced a decline in federal prison populations over the last several years, a trend that has more recently been accelerated by the COVID-19 global pandemic. As a result of the Executive Order and the decline in federal prison populations, the above-described contracts with the BOP may not be renewed over the coming years. On March 5, 2021, the Company was notified by the BOP that it had decided to not exercise its contract renewal option for the company-owned, 1,940-bed Great Plains Correctional Facility in Oklahoma, when the contract base period expires on May 31, 2021. On March 25, 2021, the Company was notified that the BOP had decided to terminate its contract with the county-owned and managed Reeves County Detention Center I & II effective May 10, 2021. On March 15, 2021, the Company announced that the USMS had decided to not exercise the contract renewal option for its company-owned, 222-bed Queens Detention Facility in New York, when the contract base period ended on March 31, 2021. On August 18, 2021, the Company was notified by the BOP of the non-renewal of the contract options for its Big Spring and Flightline Facilities.

Quarterly Dividends

On April 7, 2021, GEO announced that its Board of Directors (the “Board”) had immediately suspended GEO’s quarterly dividend payments with the goal of maximizing the use of cash flows to repay debt, deleverage and internally fund growth. While GEO currently intends to maintain its corporate tax structure as a REIT, the Board is evaluating GEO’s corporate tax structure. The Board’s evaluation of the current corporate tax structure and GEO’s REIT status is expected to take into consideration, among other factors, potential changes to GEO’s financial operating performance, as well as potential changes to the Internal Revenue Code of 1986, as amended (the “Code”) applicable to U.S. corporations and REITs. As a part of this evaluation, GEO has engaged financial advisors and legal advisors to assist in evaluating various capital structure alternatives. The Board expects to conclude its evaluation in the fourth quarter of 2021, and should the Board determine to maintain GEO’s REIT status, an additional dividend payment may be required before year-end in order to meet the minimum REIT distribution requirements under the Code.

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

The Company has been closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact those entrusted to its care and governmental partners. During the year ended December 31, 2020 and into 2021, the Company did incur disruptions from the COVID-19 pandemic but, it is unable to predict the overall future impact that the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties related to the pandemic. The COVID-19 pandemic and related government-imposed mandatory closures, the efficacy and distribution of COVID-19 vaccines, shelter in-place restrictions and social distancing protocols and increased expenditures on engineering controls, personal protective equipment, diagnostic testing, medical expenses, temperature scanners, protective plexiglass barriers and increased sanitation have had, and will continue to have, a severe impact on global economic conditions and the environment in which the Company operates. Starting in early 2020, the Company began to observe negative impacts from the pandemic on its performance in its secure services business, specifically with its U.S. Immigration and Customs Enforcement (“ICE”) Processing Centers and U.S. Marshals Facilities, as a result of a decrease in court sentencing at the federal level and reduced operational capacity to promote social distancing protocols. Additionally, the Company’s reentry services business conducted through its GEO Care business segment has also been negatively impacted, specifically its residential reentry centers and non-residential day reporting programs were impacted by declines in programs due to lower levels of referrals by federal, state and local agencies. Additionally, the Company has experienced the transmission of COVID-19 among detainees and staff at most of its facilities during 2020 and continuing into 2021. If the Company is unable to mitigate the transmission of COVID-19 at its facilities it could experience a material adverse effect on its financial position, results of operations and cash flows. Although the Company is unable to predict the duration or scope of the COVID-19 pandemic or estimate the extent of the negative financial impact to its operating results, an extended period of depressed economic activity necessitated to combating the disease, and the severity and duration of the related global economic crisis may adversely impact its future financial performance.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its various business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company's goodwill balances from January 1, 2021 to September 30, 2021 are as follows (in thousands):

	January 1, 2021	Foreign Currency Translation	September 30, 2021
U.S. Secure Services	$316,366	$—	$316,366
GEO Care [1]	438,443	—	438,443
International Services	441	(28)	413
Total Goodwill	$755,250	$(28)	$755,222

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

The Company has also recorded other finite and indefinite-lived intangible assets as a result of its various business combinations. The Company's intangible assets include facility management contracts, covenants not to compete, trade names and technology, as follows (in thousands):

	September 30, 2021				December 31, 2020
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	16.3	$308,424	$(182,851)	$125,573	$308,398	$(168,848)	$139,550
Technology	7.3	33,700	(31,679)	2,021	33,700	(30,703)	2,997
Trade names	Indefinite	45,200	—	45,200	45,200	—	45,200
Total acquired intangible assets		$387,324	$(214,530)	$172,794	$387,298	$(199,551)	$187,747

Amortization expense was $15.0 million and $16.7 million for the nine months ended September 30, 2021 and 2020, respectively. Amortization expense was primarily related to the U.S Secure Services and GEO Care segments' amortization of acquired facility management contracts. As of September 30, 2021, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 2.3 years.

Estimated amortization expense related to the Company's finite-lived intangible assets for the remainder of 2021 through 2025 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2021	$7,178
2022	18,131
2023	13,487
2024	9,754
2025	9,703
Thereafter	69,341
$127,594

3. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

		Fair Value Measurements at September 30, 2021
	Carrying Value at September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment:
Rabbi Trust	$42,556	$—	$42,556	$—
Fixed income securities	2,101	—	2,101	—
Liabilities:
Interest rate swap derivatives	$3,367	$—	$3,367	$—

		Fair Value Measurements at December 31, 2020
	Carrying Value at December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$35,749	$—	$35,749	$—
Fixed income securities	1,932	—	1,932	—
Liabilities:
Interest rate swap derivatives	$6,015	$—	$6,015	$—

The Company’s Level 2 financial instruments included in the tables above as of September 30, 2021 and December 31, 2020 consist of interest rate swap derivative liabilities held by GEO, the Company's rabbi trust established for a GEO employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and an investment in Canadian dollar denominated fixed income securities.

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

4. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at September 30, 2021 and December 31, 2020 (in thousands):

		Estimated Fair Value Measurements at September 30, 2021
	Carrying Value as of September 30, 2021	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$537,070	$537,070	$537,070	$—	$—
Restricted cash and investments	48,377	48,377	48,377	—	—
Liabilities:
Borrowings under senior credit facility	$1,549,783	$1,444,437	$—	$1,444,437	$—
5.125% Senior Notes due 2023	259,275	245,410	—	245,410	—
5.875% Senior Notes due 2024	225,293	191,519	—	191,519	—
6.00% Senior Notes due 2026	350,000	276,113	—	276,113	—
6.50% Exchangeable Senior Notes due 2026	230,000	238,799	—	238,799	—
Non-recourse debt	317,671	317,671	—	317,671	—

		Estimated Fair Value Measurements at December 31, 2020
	Carrying Value as of December 31, 2020	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$283,524	$283,524	$283,524	$—	$—
Restricted cash and investments	28,329	28,329	28,329	—	—
Liabilities:
Borrowings under senior credit facility	$1,474,437	$1,342,066	$—	$1,342,066	$—
5.875% Senior Notes due 2022	193,958	192,736	—	192,736	—
5.125% Senior Notes due 2023	281,783	256,096	—	256,096	—
5.875% Senior Notes due 2024	242,500	202,458	—	202,458	—
6.00% Senior Notes due 2026	350,000	279,493	—	279,493	—
Non-recourse debt	344,614	344,632	—	344,632	—

The fair values of the Company’s cash and cash equivalents, and restricted cash and investments approximates the carrying values of these assets at September 30, 2021 and December 31, 2020. Restricted cash consists of money market funds, bank deposits, commercial paper and time deposits used for asset replacement funds and other funds contractually required to be maintained at the Company's Australian subsidiary. The fair value of the money market funds and bank deposits is based on quoted market prices (Level 1) and the fair value of commercial paper and time deposits is based on market prices for similar instruments (Level 2).

The fair values of the Company's 5.875% senior unsecured notes due 2022 ("5.875% Senior Notes due 2022"), 5.875% senior unsecured notes due 2024 ("5.875% Senior Notes due 2024"), 6.00% senior unsecured notes due 2026 (“6.00% Senior Notes”), the 5.125% senior unsecured notes due 2023 ("5.125% Senior Notes") and the 6.50% exchangeable senior unsecured notes due 2026 (“Convertible Notes” or “6.50% Exchangeable Notes due 2026”) are based on published financial data for these instruments. On February 24, 2021, the Company completed a private offering of $230 million aggregate principal amount of 6.50% exchangeable senior unsecured notes due 2026. The Company used the net proceeds from this offering to fund the redemption of the then outstanding amount of the Company’s 5.875% Senior Notes due 2022. Refer to Note 10 – Debt for further information.  The fair values of the Company's non-recourse debt related to the Washington Economic Development Finance Authority ("WEDFA") and the Company’s Australian subsidiary are estimated based on market prices of similar instruments. The fair value of borrowings under the senior credit facility is based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.

5. RESTRICTED CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30, 2021	September 30, 2020
Cash and cash equivalents	$537,070	$53,676
Restricted cash and cash equivalents - current	30,201	27,229
Restricted cash and investments - non-current	60,732	40,970
Less Restricted investments - non-current	(42,556)	(32,787)
Total cash, cash equivalents and restricted cash and cash equivalents shown in the statement of cash flows	$585,447	$89,088

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

6. SHAREHOLDERS’ EQUITY

The following tables present the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Common shares		Additional Paid-In	Distributions in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended September 30, 2021
Balance, June 30, 2021	122,409	$1,273	$1,272,014	$(160,875)	$(21,132)	4,852	$(105,099)	$(1,113)	$985,068
Stock-based compensation expense	—	—	4,329	—	—	—	—	—	4,329
Restricted stock granted	103	—	—	—	—	—	—	—	—
Restricted stock canceled	(43)	—	—	—	—	—	—	—	—
Other adjustment to additional paid-in capital [2]	—	—	(3,600)	—	—	—	—	—	(3,600)
Shares withheld for net settlements of share- based awards [3]	(12)	—	(90)	—	—	—	—	—	(90)
Issuance of common stock - ESPP	8	—	72		—	—	—	—	72
Net income (loss)	—	—	—	34,710	—	—	—	(69)	34,641
Other comprehensive income (loss)	—	—	—	—	(2,722)	—	—	8	(2,714)
Balance, September 30, 2021	122,465	$1,273	$1,272,725	$(126,165)	$(23,854)	4,852	$(105,099)	$(1,174)	$1,017,706

	Common shares		Additional Paid-In	Distributions in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended September 30, 2020
Balance, June 30, 2020	121,371	$1,262	$1,252,037	$(174,038)	$(29,554)	4,787	$(104,457)	$(955)	$944,295
Proceeds from exercise of stock options	—	—	—	—	—	—	—	—	-
Stock-based compensation expense	—	—	4,689	—	—	—	—	—	4,689
Restricted stock canceled	(22)	—	—	—	—	—	—	—	-
Dividends paid [1]	—	—	—	(58,527)	—	—	—	—	(58,527)
Other adjustment to paid-in capital [2]			280			—			280
Purchase of treasury shares [2]	(25)	—	—	—	—	25	(280)		(280)
Shares withheld for net settlements of share- based awards [3]	(1)	—	—	—	—	—	—	—	-
Issuance of common stock - ESPP	16	—	170	—	—	—	—	—	170
Net income (loss)	—	—	—	39,220	—	—	—	(48)	39,172
Other comprehensive income (loss)	—	—	—	—	2,481	—	—	4	2,485
Balance, September 30, 2020	121,339	$1,262	$1,257,176	$(193,345)	$(27,073)	4,812	$(104,737)	$(999)	$932,284

	Common shares		Additional Paid-In	Distributions in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interests	Equity
For the Nine Months Ended September 30, 2021
Balance January 1, 2021	121,318	$1,262	$1,262,267	$(222,892)	$(22,589)	4,835	$(104,946)	$(1,020)	$912,082
Proceeds from exercise of stock options	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	15,755	—	—	—	—	—	15,755
Restricted stock granted	1,551	16	(16)	—	—	—	—	—	—
Restricted stock canceled	(154)	(2)	2	—	—	—	—	—	—
Dividends paid [1]	—	—	—	(30,487)	—	—	—	—	(30,487)
Other adjustment to additional paid-in capital [2]	—	—	(3,447)	—	—	—	—	—	(3,447)
Shares withheld for net settlements of share- based awards [3]	(268)	(3)	(2,088)	—	—	—	—	—	(2,091)
Issuance of common stock - ESPP	35	—	252	—	—	—	—	—	252
Purchase of treasury shares [2]	(17)	—	—		—	17	(153)	—	(153)
Net income (loss)	—	—	—	127,214	—	—	—	(157)	127,057
Other comprehensive income (loss)	—	—	—	—	(1,265)	—	—	3	(1,262)
Balance, September 30, 2021	122,465	$1,273	$1,272,725	$(126,165)	$(23,854)	4,852	$(105,099)	$(1,174)	$1,017,706

	Common shares		Additional Paid-In	Earnings in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Distributions	Loss	Shares	Amount	Interests	Equity
For the Nine Months Ended September 30, 2020
Balance, January 1, 2020	121,225	$1,254	$1,230,865	$(119,779)	$(20,335)	4,210	(95,175)	$(782)	$996,048
Proceeds from exercise of stock options	—	—	1	—	—	—	—	—	1
Stock-based compensation expense	—	—	19,163	—	—	—	—	—	19,163
Restricted stock granted	900	9	(9)	—	—	—	—	—	-
Restricted stock canceled	(49)	—	—	—	—	—	—	—	-
Dividends paid [1]	—	—	—	(174,687)	—	—	—	—	(174,687)
Shares withheld for net settlements of share- based awards [3]	(174)	(1)	(2,788)	—	—	—	—	—	(2,789)
Issuance of common stock - ESPP	39	—	465	—	—	—	—	—	465
Purchase of treasury shares [2]	(602)	—	—	—	—	602	(9,562)	—	(9,562)
Other adjustment to additional paid-in capital [2]	—	—	9,479	—	—	—	—	—	9,479
Net income (loss)	—	—	—	101,121	—	—	—	(174)	100,947
Other comprehensive income (loss)	—	—	—	—	(6,738)	—	—	(43)	(6,781)
Balance, September 30, 2020	121,339	$1,262	$1,257,176	$(193,345)	$(27,073)	4,812	$(104,737)	$(999)	$932,284

[1]	Dividends paid are net of dividends forfeited on unvested shares of restricted stock.

[2]   On February 26, 2020 (the "Effective Date"), the Company and its then Chief Executive Officer (“former CEO”) entered into an amended and restated executive retirement agreement that amends the former CEO’s executive retirement agreement. The amended and restated executive retirement agreement provided that upon the former CEO’s retirement from the Company, the Company would pay a lump sum amount initially equal to $8,925,065 (the “Grandfathered Payment”) which was to be paid in the form of a fixed number of shares of the Company’s common stock. The fair value of the Grandfathered Payment was reclassified to stockholders’ equity. Additional shares of the Company’s common stock were credited with a value equal to any dividends declared and paid on the Company’s shares of common stock, calculated by reference to the closing price of the Company’s common stock on the payment date for such dividends (rounded up to the nearest whole number of shares).

On the Effective Date, an amount equal to the Grandfathered Payment was invested in the Company’s common stock (“GEO Shares”). The number of the Company’s shares of common stock as of the Effective Date was equal to the Grandfathered Payment divided by the closing price of the Company’s common stock on the Effective Date (rounded up to the nearest whole number of shares), which equaled 553,665 shares of the Company’s common stock. Additional shares of the Company’s common stock are credited with a value equal to any dividends declared and paid on the Company’s shares of common stock, calculated by reference to the closing price of the Company’s common stock on the payment date for such dividends (rounded up to the nearest whole number of shares).

The Company and its former CEO entered into on May 27, 2021, and effective as of July 1, 2021, an Amended and Restated Executive Retirement Agreement which replaced the February 26, 2020 agreement discussed above. Pursuant to the terms of the Amended and Restated Executive Retirement Agreement, upon the date that the former CEO ceases to provide services to the Company, the Company will pay to the former CEO an amount equal to $3,600,000 which shall be paid in cash. As the former CEO’s retirement payment will no longer be settled with a fixed number of shares of GEO’s common stock, $3,600,000 has been reclassed from equity to other non-current liabilities. Refer to Note 11 – Commitments, Contingencies and Other Matters for further information.

[3]

During the nine months ended September 30, 2021 and 2020, the Company withheld shares through net share settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees.

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

During the nine months ended September 30, 2021 and the year ended December 31, 2020, GEO declared and paid the following regular cash distributions to its shareholders as follows:

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

Prospectus Supplement

On June 28, 2021, in connection with the shelf registration, the Company filed with the SEC a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $300 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, will be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the nine months ended September 30, 2021.

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

The components of accumulated other comprehensive income (loss) attributable to GEO within shareholders' equity are as follows:

	Nine Months Ended September 30, 2021
	(In thousands)
	Foreign currency translation adjustments, net of tax (1)	Change in fair value of derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2021	$(9,207)	$(4,752)	$(8,630)	$(22,589)
Current-period other comprehensive income (loss)	(3,825)	2,093	467	(1,265)
Balance, September 30, 2021	$(13,032)	$(2,659)	$(8,163)	$(23,854)

	Nine Months Ended September 30, 2020
	(In thousands)
	Foreign currency translation adjustments, net of tax (1)	Change in fair value of derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2020	$(12,314)	$(1,476)	$(6,545)	$(20,335)
Current-period other comprehensive income (loss)	(2,759)	(4,299)	320	(6,738)
Balance, September 30, 2020	$(15,073)	$(5,775)	$(6,225)	$(27,073)

(1)	The foreign currency translation related to noncontrolling interests was not significant at September 30, 2021 or 2020.

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

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each time-based or performance-based option awarded. For options granted during the nine months ended September 30, 2021, the fair value was estimated using the following assumptions: (i) volatility of 43.28%; (ii) expected term of 5 years; (iii) risk free interest rate of 0.24%; and (iv) the then expected dividend yield of 13.30% (subsequent to the grant date the Board suspended the Company’s quarterly dividend payments). A summary of the activity of stock option awards issued and outstanding under Company plans was as follows for the nine months ended September 30, 2021:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at January 1, 2021	1,951	$22.07	6.62	$—
Options granted	478	7.52
Options exercised	—	—
Options forfeited/canceled/expired	(482)	16.49
Options outstanding at September 30, 2021	1,947	$19.89	6.41	$—
Options vested and expected to vest at September 30, 2021	1,864	$17.57	6.31	$—
Options exercisable at September 30, 2021	1,170	$24.16	5.01	$—

On March 1, 2021, the Company granted approximately 478,000 options to certain employees which had a per share grant date fair value of $0.79. For the nine months ended September 30, 2021 and 2020, the amount of stock-based compensation expense related to stock options was $0.6 million and $0.8 million, respectively. As of September 30, 2021, the Company had $1.0 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.2 years.

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

A summary of the activity of restricted stock outstanding is as follows for the nine months ended September 30, 2021:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at January 1, 2021	2,154	$20.61
Granted	1,551	6.95
Vested	(929)	20.54
Forfeited/canceled	(154)	10.58
Restricted stock outstanding at September 30, 2021	2,622	$12.55

During the nine months ended September 30, 2021, the Company granted approximately 1,551,000 shares of restricted stock to certain employees and executive officers. Of these awards, 919,000 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2021, 2022 and 2023.

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

The metric related to TSR is considered to be a market condition. For share-based awards that contain a market condition, the probability of satisfying the market condition must be considered in the estimate of grant-date fair value and previously recorded compensation expense is not reversed if the market condition is never met. The fair value of these awards was determined based on a Monte Carlo simulation, which calculates a range of possible outcomes and the probabilities that they will occur, using the following weighted average key assumptions: (i) volatility of 48.2%; (ii) beta of 0.79; and (iii) risk free rate of 0.22%.

For the nine months ended September 30, 2021 and 2020, the Company recognized $15.2 million and $18.3 million, respectively, of compensation expense related to its restricted stock awards. As of September 30, 2021, the Company had $19.3 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 2.2 years.

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

The Amended ESPP is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Amended ESPP are made on the last day of each month. During the nine months ended September 30, 2021, 35,314 shares of the Company's common stock were issued in connection with the Amended ESPP.

8. EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing the net income attributable to The GEO Group, Inc. available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income attributable to The GEO Group, Inc. available to common stockholders represents net income attributable to The GEO Group reduced by an allocation of earnings to participating securities. The 6.50% Exchangeable Notes due 2026, which contain non-forfeitable rights to dividends declared and paid on the shares of common stock, are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Diluted EPS is calculated under the if-converted method and the two-class method for each class of shareholders using the weighted average number of shares attributable to each class. The calculation that results in the lowest diluted earnings per share amount for common stock is reported in the Company’s financial statements. The if-converted method includes the dilutive effect of potential common shares related to the 6.50% Exchangeable Notes due 2026, if any. Basic and diluted earnings per share were calculated for the three and nine months ended September 30, 2021 and 2020 as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income	$34,641	$39,172	$127,057	$100,947
Net loss attributable to noncontrolling interests	69	48	157	174
Less: Undistributed income allocable to participating securities	(5,949)	-	(13,624)	-
Net income attributable to The GEO Group, Inc. available to common stockholders	28,761	39,220	113,590	101,121
Basic earnings per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	120,525	119,826	120,326	119,677
Per share amount	$0.24	$0.33	$0.94	$0.84
Diluted earnings per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	120,525	119,826	120,326	119,677
Dilutive effect of equity incentive plans	347	206	257	287
Weighted average shares assuming dilution	120,872	120,032	120,583	119,964
Per share amount	$0.24	$0.33	$0.94	$0.84

For the three months ended September 30, 2021, 1,987,513 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share ("EPS") because the effect would be anti-dilutive. There were 805,532 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the three months ended September 30, 2020, 1,996,201 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 1,810,572 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the nine months ended September 30, 2021, 2,096,927 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 1,171,930 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the nine months ended September 30, 2020, 1,921,600 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 1,610,107 common stock equivalents from restricted shares that were anti-dilutive for the period.

On February 24, 2021, the Company’s wholly owned subsidiary, GEO Corrections Holdings, Inc. (“GEOCH”), completed a private offering of $230 million aggregate principal amount of 6.50% Exchangeable Senior Unsecured Notes due 2026. Refer to Note 10 – Debt for additional information. As of September 30, 2021, conditions had not been met to exchange the 6.50% Exchangeable Notes due 2026 into shares of the Company’s common stock. Approximately 24.9 million and 19.7 million shares of potential common shares associated with the conversion option embedded in the convertible notes were excluded from the computation for the three and nine months ended September 30, 2021, respectively, as the Company’s average stock price during the period was lower than the exchange price.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

In August 2019, the Company entered into two interest rate swap agreements in the aggregate notional amount of $44.3 million to fix the interest rate on certain of its variable rate debt to 4.22%. The Company has designated these interest rate swaps as hedges against changes in the cash flows of two identical promissory notes (the "Notes") which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the Notes and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in fair value of the interest rate swaps as accumulated other comprehensive income, net of applicable taxes. Total unrealized gains recorded in other comprehensive income, net of tax, related to these cash flow hedges was $2.1 million during the nine months ended September 30, 2021. The total fair value of the swap liabilities as of September 30, 2021 was $3.4 million and is recorded as a component of Other Non-Current liabilities within the accompanying consolidated balance sheet. There was no material ineffectiveness for the period presented. The Company does not expect to enter into any transactions during the next twelve months which would result in reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss). Refer to Note 10 - Debt for additional information.

 .

10. DEBT

Debt outstanding as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Senior Credit Facility:
Term loan	$764,000	$770,000
Unamortized discount on term loan	(1,290)	(1,705)
Unamortized debt issuance costs on term loan	(3,059)	(4,043)
Revolver	787,073	704,437
Total Senior Credit Facility	1,546,724	1,468,689
6.50% Exchangeable Senior Notes:
Notes Due in 2026	230,000	—
Unamortized debt issuance costs	(8,665)	—
Total 6.50% Exchangeable Senior Notes Due in 2026	221,335	—
6.00% Senior Notes:
Notes Due in 2026	350,000	350,000
Unamortized debt issuance costs	(3,257)	(3,709)
Total 6.00% Senior Notes Due in 2026	346,743	346,291
5.875% Senior Notes:
Notes Due in 2024	225,293	242,500
Unamortized debt issuance costs	(1,526)	(2,000)
Total 5.875% Senior Notes Due in 2024	223,767	240,500
5.125% Senior Notes:
Notes Due in 2023	259,275	281,783
Unamortized debt issuance costs	(1,388)	(2,033)
Total 5.125% Senior Notes Due in 2023	257,887	279,750
5.875% Senior Notes:
Notes Due in 2022	—	193,958
Unamortized debt issuance costs	—	(710)
Total 5.875% Senior Notes Due in 2022	—	193,248
Non-Recourse Debt	317,671	344,614
Unamortized debt issuance costs on non-recourse debt	(4,624)	(5,237)
Unamortized discount on non-recourse debt	—	(25)
Total Non-Recourse Debt	313,047	339,352
Finance Lease Liabilities	4,460	5,029
Other debt	41,660	42,413
Total debt	2,955,623	2,915,272
Current portion of finance lease liabilities, long-term debt and non-recourse debt	(27,010)	(26,180)
Finance Lease Liabilities, long-term portion	(2,147)	(2,988)
Non-Recourse Debt, long-term portion	(297,456)	(324,223)
Long-Term Debt	$2,629,010	$2,561,881

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

The Credit Agreement evidences a credit facility (the "Credit Facility") consisting of a $764.0 million term loan bearing interest at LIBOR plus 2.00% (with a LIBOR floor of 0.75%), and a $900.0 million revolver initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD275 million, or $198.3 million, based on exchange rates as of September 30, 2021, available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars under the Australian Dollar Letter of Credit Facility (the "Australian LC Facility"). As of September 30, 2021, there were no letters of credit issued under the Australian LC Facility. Amounts to be borrowed by GEO under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The term loan component is scheduled to mature on March 23, 2024. The revolving credit commitment component is scheduled to mature on May 17, 2024. The Credit Agreement also has an accordion feature of $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

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

On August 18, 2016, the Company executed a letter of offer providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of approximately AUD59 million, or $42.6 million, based on exchange rates in effect as of September 30, 2021 (collectively, the “Bank Guarantee Facility”). The Bank Guarantee Facility allows GEO to provide letters of credit to assure performance of certain obligations of its wholly owned subsidiary relating to its correctional facility in Ravenhall, located near Melbourne, Australia. The Bank Guarantee Facility is unsecured. The issuance of letters of credit under the Bank Guarantee Facility is subject to the satisfaction of the conditions precedent specified in the letter of offer. Letters of credit issued under the bank guarantee lines are due on demand and letters of credit issued under the bank guarantee/standby sub-facility cannot have a duration exceeding twelve months. The Bank Guarantee Facility may be terminated by the lender on 90 days written notice. As of September 30, 2021, there was AUD59 million in letters of credit issued under the Bank Guarantee Facility.

As of September 30, 2021, the Company had approximately $764.0 million in aggregate borrowings outstanding under its term loan, approximately $787.1 million in borrowings under its revolver, and approximately $89.4 million in letters of credit which left approximately $23.6 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of September 30, 2021 was 2.70%.

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

Subject to certain restrictions on share ownership and transfer, holders may exchange the notes at their option prior to the close of business on the business day immediately preceding November 25, 2025, but only under the following circumstances: (1) during the five consecutive business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the exchange rate for the notes on each such trading day; or (2) upon the occurrence of certain specified corporate events. On or after November 25, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, holders may exchange their notes at any time, regardless of the foregoing circumstances. Upon exchange of a note, GEO will pay or deliver, as the case may be, cash or a combination of cash and shares of the Company’s common stock. As of September 30, 2021, conditions had not been met to exchange the notes.

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

The Company used the net proceeds from this offering, including the exercise in full of the initial purchasers' over-allotment option to fund the redemption of the then outstanding amount of approximately $194.0 million of the Company’s 5.875% senior notes due 2022, to re-purchase additional senior notes and used remaining net proceeds to pay related transaction fees and expenses, and for general corporate purposes of the Company. As a result of the redemption, deferred loan costs in the amount of approximately $0.7 million were written off to loss on extinguishment of debt during the nine months ended September 30, 2021.

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

Because the Company currently intends to settle conversions by paying cash up to the principal amount of the Convertible Notes, with any excess conversion value settled in shares of common stock, the Convertible Notes are being accounted for using the net settlement method (or treasury stock-type method) for the purposes of calculating diluted earnings per share. Using this method, the denominator will be affected when the average share price of the Company's common stock for a given period is greater than the conversion price of approximately $9.225 per share. There was no dilutive impact for the three and nine months ended September 30, 2021.

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

During the nine months ended September 30, 2021, the Company repurchased $22.5 million in aggregate principal amount of its 5.125% Senior Notes due 2023 at a weighted average price of 90.68% for a total cost of $20.4 million. Additionally, the Company repurchased $17.2 million in aggregate principal amount of its 5.875% Senior Notes due 2024 at a weighted average price of 79.51% for a total cost of $13.7 million. As a result of these repurchases, the Company recognized a net gain on extinguishment of debt of $4.7 million, net of the write-off of associated unamortized deferred loan costs.

During the nine months ended September 30, 2020, the Company repurchased $11.0 million in aggregate principal amount of its 5.125% Senior Notes due 2023 at a weighted average price of 75.66% for a total cost of $8.3 million. Additionally, the Company repurchased $2.0 million in aggregate principal amount of its 5.875% Senior Notes due 2024 at a weighted average price of 76.75% for a total cost of $1.5 million. As a result of these repurchases, the Company recognized a net gain on extinguishment of debt of $3.0 million, net of the write-off of associated unamortized deferred loan costs.

Non-Recourse Debt

Northwest ICE Processing Center

The remaining balance of the original debt service requirement under the $54.4 million note payable ("2011 Revenue Bonds") to WEDFA is $8.1 million, all of which is classified as current in the accompanying consolidated balance sheet as of September 30, 2021. The payment of principal and interest on the 2011 Revenue Bonds issued by WEDFA was non-recourse to GEO. The 2011 Revenue Bonds matured in October 2021 and had a fixed coupon rate of 5.25%.

As of September 30, 2021, included in current restricted cash and cash equivalents is $8.6 million of funds held in trust for debt service and other reserves with respect to the above-mentioned note payable to WEDFA.

Australia - Ravenhall

In connection with a design and build project agreement with the State of Victoria, in September 2014, the Company entered into a syndicated facility agreement (the "Construction Facility") to provide debt financing for construction of the project. The Construction Facility provided for non-recourse funding up to AUD791 million, or approximately $570.5 million, based on exchange rates as of September 30, 2021. In accordance with the terms of the contract, upon completion and commercial acceptance of the project in late 2017, the State of Victoria made a lump sum payment of AUD310 million, or approximately $223.6 million, based on exchange rates as of September 30, 2021. The term of the Construction Facility was through September 2020 and bore interest at a variable rate quoted by certain Australian banks plus 200 basis points. On May 22, 2019, the Company completed an offering of AUD461.6 million, or $332.9 million, based on exchange rates as of September 30, 2021, aggregate principal amount of non-recourse senior secured notes due 2042 (the "Non-Recourse Notes"). The amortizing Non-Recourse Notes were issued by Ravenhall Finance Co Pty

Limited in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Non-Recourse Notes were issued with a coupon and yield to maturity of 4.23% with a maturity date of March 31, 2042. The net proceeds from this offering were used to refinance the outstanding Construction Facility and to pay all related fees, costs and expenses associated with the transaction. As a result of the transaction, the Company incurred a $4.5 million loss on extinguishment of debt related to swap termination fees and unamortized deferred costs associated with the Construction Facility. Additionally, loan costs of approximately $7.5 million were incurred and capitalized in connection with the offering.

Other

In August 2019, the Company entered into two identical Notes in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the Notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. The Company has entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at September 30, 2021 is $0.7 million of deferred loan costs incurred in the transaction. Refer to Note 9 - Derivative Financial Instruments for further information.

Guarantees

Australia

The Company has entered into a guarantee in connection with the operating performance of a facility in Australia. The obligation amounted to approximately AUD59 million, or $42.6 million, based on exchange rates as of September 30, 2021. The guarantee is secured by outstanding letters of credit under the Company's Revolver.

As of September 30, 2021, the Company also had seven other letters of credit outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $9.6 million.

Except as discussed above, the Company does not have any off-balance sheet arrangements.

11. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Litigation, Claims and Assessments

On July 7, 2020, a purported shareholder class action lawsuit was filed against the Company, its then Chief Executive Officer, George C. Zoley (“Mr. Zoley”), and its Chief Financial Officer, Brian R. Evans (“Mr. Evans”), in the U.S. District Court for the Southern District of Florida. On October 1, 2020, the court entered an unopposed order appointing lead plaintiffs, approving the selection of counsel, dismissing the initial complaint, and setting a deadline for the filing of an amended complaint. On November 18, 2020, the lead plaintiffs filed a consolidated class action amended complaint. The amended complaint alleged that the Company and Messrs. Zoley and Evans––as well as J. David Donahue (“Mr. Donahue”), the Company’s former Senior Vice President and President of the U.S. Secure Services division, and Ann M. Schlarb (“Ms. Schlarb”), the Company’s Senior Vice President and President of the GEO Care division––made materially false and misleading statements and/or omissions related to GEO’s business––including quality of operations, corporate social responsibility, competitive strengths, pending litigation, business strategies, health and safety, sources of financing, dividend expectations, and COVID-19 procedures. The amended complaint was brought by lead plaintiffs James Michael DeLoach and Edward Oketola, individually and on behalf of a class consisting of all persons and entities––other than the defendants, the officers and directors of the Company, members of their immediate families and their legal representatives, heirs, successors or assigns and any entity in which the defendants have or had a controlling interest––who purchased or otherwise acquired the Company’s securities during the alleged class period from November 7, 2018 to August 5, 2020, inclusive.  The amended complaint alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and alleged that Messrs. Zoley, Evans, and Donahue and Ms. Schlarb violated Section 20(a) of the Exchange Act.  On December 18, 2020, the defendants filed a motion to dismiss the amended complaint.  On September 23, 2021, the court granted the motion to dismiss in part, and denied it in part.  The court dismissed all claims against Messrs. Evans and Donahue, and Ms. Schlarb.  The court also dismissed all claims against GEO and Mr. Zoley other than claims related to GEO's disclosures about pending litigation, and directed plaintiffs to file an amended complaint in conformance with the court's order.  On October 4, 2021, plaintiffs filed a second amended complaint.  The second amended complaint alleges that GEO and Mr. Zoley violated Sections 10(b) and 20(a) of the Exchange Act by making materially false and misleading statements and/or omissions related to pending litigation, and seeks relief on behalf of a putative class consisting of all persons and entities––other than the defendants, the officers and directors of the Company, members of their immediate families and their legal representatives, heirs, successors or assigns and any entity in which the defendants have or had a controlling interest––who purchased or otherwise acquired the Company’s securities during the alleged class period from November 9, 2018 to August 5, 2020, inclusive.  The amended complaint seeks damages, interest, attorneys’ fees, expert fees, other costs, and such other relief as the court may deem proper.  On October 18, 2021, GEO and Mr. Zoley filed a motion to dismiss and/or to strike, arguing that the second amended complaint failed to comply with the court's prior dismissal order and contains allegations beyond the disclosures and time period permitted by the court.  The motion to dismiss is not yet fully briefed, and remains pending.

On July 1, 2021, a putative shareholder derivative complaint was filed in Palm Beach County, Florida’s Circuit Court against the Company, its then Chief Executive Officer, Mr. Zoley, its Chief Financial Officer, Mr. Evans, Ms. Schlarb, its Senior Vice President and President of GEO Care, and Company directors Richard H. Glanton, Anne N. Foreman, Christopher C. Wheeler, Julie M. Wood, Guido van Hauwermeiren, Scott M. Kernan, Jose Gordo, and Duane Helkowski (collectively, “Defendants”).  The complaint alleges breach of fiduciary duty and unjust enrichment claims against the individual Defendants relating to purported healthcare and quality of care deficiencies, an allegedly inadequate response to the COVID-19 pandemic, alleged forced labor by detainees, and alleged exposure to pending litigation, which purportedly led to damage to GEO.  On September 28, 2021, Defendants filed a motion to stay, or alternatively motion to dismiss the complaint.  The motion has not yet been heard, and remains pending.

As previously reported and described in the Company's periodic reports, including most recently in its Form 10-Q for the quarter ended June 30, 2021, former civil immigration detainees at the Aurora ICE Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the U.S. District Court for the District of Colorado. The complaint alleges that the Company was in violation of the Colorado Minimum Wages of Workers Act and the Federal Trafficking Victims Protection Act (“TVPA”). The plaintiff class claims that the Company was unjustly enriched because of the level of payment the detainees received for work performed at the facility, even though the voluntary work program as well as the wage rates and standards associated with the program that are at issue in the case are authorized by the Federal government under guidelines approved by the United States Congress. On July 6, 2015, the court found that detainees were not employees under the Colorado Minimum Wage Order and dismissed this claim. In February 2017, the court granted the plaintiff-class’ motion for class certification on the TVPA and unjust enrichment claims. The plaintiff class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the court may deem proper. In the time since the Colorado suit was initially filed, three similar lawsuits have been filed - two in Washington and one in California. The first of the two Washington lawsuits was filed on September 9, 2017 by immigration detainees against the Company in the U.S. District Court for the Western District of Washington. The second lawsuit was filed on September 20, 2017 by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. In California, a class-action lawsuit was filed on December 19, 2017 by immigration detainees against the Company in the U.S. District Court Eastern Division of the Central District of California. All three lawsuits allege violations of the respective state’s minimum wage laws. However, the California lawsuit, like the Colorado suit, also includes claims that the Company violated the TVPA and California's equivalent state statute. The California court certified a nationwide class which would allow the plaintiffs to primarily seek injunctive relief or policy changes at a number of facilities if they are successful on the merits of their claims. On August 9, 2021, the California court conducted a hearing on Defendant’s Motion for Summary Judgment and Motion to Decertify Class, as well as Plaintiffs’ Motion for Partial Summary Judgment. The Motion to Decertify Class was granted. The Plaintiffs’ and Defendant’s Motion for Summary Judgment are pending. On July 2, 2019, the Company filed a Motion for Summary Judgment in the Washington Attorney General’s Tacoma lawsuit based on the Company’s position that its legal defenses prevent the case from proceeding to trial. The federal court in Washington denied the Company's Motion for Summary Judgment on August 6, 2019. However, on August 20, 2019, the DOJ filed a Statement of Interest, which asked the Washington court to revisit its prior denial of the Company's intergovernmental immunity defense in the case. While the Washington court ultimately elected not to dismiss the case at the time, its order importantly declared that the Company's intergovernmental immunity defense was legally viable, to be ultimately determined at trial. After putting the lawsuits on “standby” for most of 2020 due to the COVID-19 pandemic, the trial court entered an order setting both suits for an estimated three-week trial beginning June 1, 2021. The court ordered a remote trial, but with the possibility of in-person proceedings. The order notes the Company’s exception to the remote trial setting. The Company filed a motion for reconsideration of the judge’s order setting a remote trial on April 8, 2021, requesting that the trial date be moved from June 1, 2021 to the earliest possible date after July 1, 2021, when the State of Washington plans to allow in-person trials to resume. On April 9, 2021, the Washington court denied the motion for reconsideration for an in-person trial, ruling that a “hybrid” trial, with some parts being conducted in-person with COVID-19 precautions, would begin on June 1, 2021. On June 1, 2021, the remote Zoom trial began. On June 17, 2021, the trial judge declared a mistrial when the jury was unable to reach a unanimous verdict. The in-person jury re-trial began on October 12, 2021. Refer to Note 15 – Subsequent Events for further information on the results of the jury re-trial. The Company intends to take all necessary steps to vigorously defend itself and has consistently refuted the allegations and claims in these lawsuits.

On December 30, 2019, the Company filed a lawsuit for declaratory and injunctive relief challenging California’s newly enacted law - Assembly Bill 32 (AB-32) - which bars the federal government from engaging the Company or any other government contractors to provide detention services for illegal immigrants. The Company’s claims, as described in the lawsuit, are grounded in authoritative legal doctrine that under the Constitution’s Supremacy Clause, the federal government is free from regulation by any state. By prohibiting federal detention facilities in California, the suit argues AB-32 substantially interferes with the ability of USMS and ICE to carry out detention responsibilities for the federal government. Secondly, because AB-32 creates exceptions to the State of California when using the Company or any government contractors (to alleviate overcrowding), California’s statute unlawfully discriminates against the federal government. On December 31, 2019, GEO filed its motion for a preliminary injunction restraining California’s Governor and Attorney General from enforcing AB-32 against the Company’s detention facilities on behalf of USMS and ICE. On January 24, 2020, the United States filed a lawsuit challenging AB-32. The court heard motions for preliminary injunction from the Company and the United States on July 16, 2020.  The court ordered the parties to submit supplemental briefing and indicated it would render an opinion sometime after the filing deadline of August 18, 2020. On July 20, 2020 the court consolidated both lawsuits. On October 8, 2020, the court issued an order granting, in part, and denying in part, the Company and the Untied State’s motions and California’s motion to dismiss. Among other findings, the court (1) dismissed the Company’s intergovernmental immunity claims as well as the United States’ preemption claims as applied to ICE facilities; (2) found that the Company and the United States were likely to succeed on the preemption claims as applied to U.S. Marshals’ facilities and enjoined enforcing AB-32 against those facilities; and (3) refused to enjoin California from enforcing AB-32 against ICE contracts with the Company and the United States. The Company and the United States have appealed to the Ninth Circuit Court of Appeals. Oral argument was held on June 7, 2021. On October 5, 2021, the Ninth Circuit Court of Appeals reversed the lower court’s decision, holding that AB-32 conflicted with federal law and could not stand.

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

The nature of the Company's business also exposes it to various other third-party legal claims or litigation against the Company, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, product liability claims, intellectual property infringement claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, indemnification claims by its customers and other third parties, contractual claims and claims for personal injury or other damages resulting from contact with the Company's facilities, programs, electronic monitoring products, personnel or prisoners, including damages arising from a prisoner's escape or from a disturbance or riot at a facility.

Other Assessment

     A state non-income tax audit completed in 2016 included tax periods for which the state tax authority had previously processed a substantial tax refund. At the completion of the audit fieldwork, the Company received a notice of audit findings disallowing deductions that were previously claimed by the Company, approved by the state tax authority and served as the basis for the approved refund claim. In early January 2017, the Company received a formal Notice of Assessment of Taxes and Demand for Payment from the taxing authority disallowing the deductions. The total tax, penalty and interest related to the assessment is approximately $19.6 million. The Company is appealing an administrative ruling and disagrees with the assessment and intends to take all necessary steps to vigorously defend its position.  The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of outside counsel in connection with this matter.

CARES Act

    On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, allowed employers to defer the deposit and payment of the employer's share of Social Security taxes. The deferral applied to deposits and payments of the employer’s share of Social Security tax that would otherwise be required to be made during the period beginning on March 27, 2020 and ending on December 31, 2020. The deferred amounts are due to be paid in two equal installments no later than December 31, 2021 and December 31, 2022. The Company paid the first installment in September 2021. The balance of the deferred payroll taxes is approximately $20.0 million as of September 30, 2021.

Commitments

    The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing active capital projects will be approximately $16.3 million of which $4.8 million was spent through the first nine months of 2021. The Company estimates the remaining capital requirements related to these capital projects will be $11.5 million which will be spent through the remainder of 2021.

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

Amended and Restated Executive Retirement Agreement

The Company and Mr. Zoley entered into on May 27, 2021, and effective as of July 1, 2021, an Amended and Restated Executive Retirement Agreement (the “Amended and Restated Executive Retirement Agreement”). Pursuant to the terms of the Amended and Restated Executive Retirement Agreement, upon the date that Mr. Zoley ceases to provide services to the Company, the Company will pay to Mr. Zoley an amount equal to $3,600,000 which shall be paid in cash (the “Grandfathered Payment”). The payment shall be credited with interest at a rate of 5% compounded quarterly (the “Grandfathered Earnings Account”). Additionally, at the end of each calendar year provided that Mr. Zoley is still providing services to the Company pursuant to the Executive Chairman Agreement, the Company will credit an amount equal to $1,000,000 at the end of each calendar year (the “Employment Contributions Account”). The Employment Contributions Account will be credited with interest at the rate of 5% compounded quarterly. Upon the date that Mr. Zoley ceases to provide services to the Company, the Company will pay Mr. Zoley in one lump sum cash payment each of the Grandfathered Payment, the Grandfathered Earnings Account and the Employment Contributions Account subject to the six-month delay provided in the Amended and Restated Executive Retirement Agreement.

Asset Divestiture

      On July 1, 2021, the Company completed a divestiture of its youth division, which was organized as a separate independent not-for-profit 501(c)(3) organization (“Abraxas”). The divestiture included the sale of certain non-real estate assets in the Company’s Youth division for total consideration of $10 million which was in the form of an unsecured term note receivable (“Term Note”) and is included in Other Non-Current Assets in the accompanying consolidated balance sheets. The Term Note matures July 1, 2026 and bears annual interest at 5%. Principal payments of $250,000 are due annually each year starting July 1, 2022. After June 30, 2023, an additional payment will be due equal to 50% of the excess cash flow (as defined in the Term Note) in excess of $1,000,000. The remaining balance is due on the maturity date. Additionally, the Company has provided a $4 million working capital line of credit (“Grid Note”) which matures on December 31, 2022 and bears daily interest at prime minus 1%. Each loan under the Grid Note is payable upon the earlier of (i) on demand, (ii) thirty days from the funding date, or (iii) the maturity date. The sale resulted in the assignment of the Company’s youth services management contracts to Abraxas. The Company retained the ownership of the youth services real estate assets and has entered into lease agreements with Abraxas for the six company-owned youth facilities. As a result of the transaction, the Company recorded a loss on asset divestiture of approximately $5 million during the nine months ended September 30, 2021. On October 15, 2021, GEO signed a letter agreement with Abraxas and another unrelated not-for-profit entity for the settlement of the Term Note and termination of the Grid Note. In accordance with the letter agreement, Abraxas will become affiliated with the other unrelated not-for-profit entity and will pay GEO $8 million in full settlement of the Term Note, upon such affiliation, but no later than December 31, 2021.

Idle Facilities

As of September 30, 2021, the Company was marketing seven of its idle facilities to potential customers. The carrying values of these idle facilities are included in Property and Equipment, Net and Assets for Sale in the accompanying consolidated balance sheets. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that can be easily transferred for use at other facilities. There was no indication of impairment related to the Company's idle facilities as of September 30, 2021.

		Design		Net Carrying Value
Facility	Segment	Capacity	Date Idled	September 30, 2021
Great Plains Correctional Facility	Secure Services	1,940	2021	$69,097
D. Ray James Correctional Facility	Secure Services	1,900	2021	53,212
Rivers Correctional Facility	Secure Services	1,450	2021	40,081
McFarland Female Community Reentry Facility	Secure Services	300	2020	11,665
Perry County Correctional Facility	Secure Services	690	2015	11,272
Cheyenne Mountain Recovery Center [1]	GEO Care	750	2020	17,298
Coleman Hall	GEO Care	350	2017	8,238
Total		7,380		$210,863

[1] Effective October 15, 2021, the Company entered into a five-year contract with ICE for its Aurora ICE Processing Center to provide immigration detention, transportation, security and medical services. In connection with the contract, ICE also has an option to exercise a contract with Cheyenne Mountain Recover Center for any excess capacity needs.

12. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the U.S. Secure Services segment; the GEO Care segment; the International Services segment; and the Facility Construction & Design segment. The Company's segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues:
U.S. Secure Services	$369,609	$392,384	$1,125,014	$1,180,211
GEO Care	135,315	134,940	412,702	417,643
International Services	52,350	48,489	160,755	158,593
Facility Construction & Design	3	3,323	602	15,535
Total revenues	$557,277	$579,136	$1,699,073	$1,771,982
Operating income from segments:
U.S. Secure Services	$72,054	$78,347	$219,471	$227,151
GEO Care	48,317	28,617	129,124	89,166
International Services	4,123	4,400	17,014	15,316
Facility Construction & Design	—	13	98	48
Operating income from segments	$124,494	$111,377	$365,707	$331,681
General and Administrative Expenses	(50,475)	(46,644)	$(153,642)	(145,969)
Total Operating Income	$74,019	$64,733	$212,065	$185,712

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating income from segments	$124,494	$111,377	$365,707	$331,681
Unallocated amounts:
General and administrative expenses	(50,475)	(46,644)	(153,642)	(145,969)
Net interest expense	(26,535)	(24,389)	(78,245)	(78,493)
Gain on extinguishment of debt	-	1,472	4,693	3,035
Loss on asset divestiture	(5,031)	-	(5,031)	-
(Loss) gain on disposition of real estate	(1,057)	(271)	9,322	(1,151)
Income before income taxes and equity in earnings of affiliates	$41,396	$41,545	$142,804	$109,103

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

The Company has recorded $2.7 million in earnings, net of tax, for SACS operations during the nine months ended September 30, 2021, and $2.8 million in earnings, net of tax, for SACS operations during the nine months ended September 30, 2020, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of September 30, 2021, and December 31, 2020, the Company’s investment in SACS was $10.7 million and $11.1 million, respectively, and represents its share of cumulative reported earnings.

The Company has recorded $2.9 million in earnings, net of tax, for GEOAmey's operations during the nine months ended September 30, 2021, and $4.4 million in earnings, net of tax, for GEOAmey's operations during the nine months ended September 30, 2020, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of September 30, 2021, and December 31, 2020, the Company’s investment in GEOAmey was $9.4 million and $11.8 million, respectively, and represents its share of cumulative reported earnings.

13. BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$33,530	$37,551
Service cost	1,053	1,254
Interest cost	956	1,306
Actuarial gain	—	3,180
Other reclassification [1]	—	(8,925)
Benefits paid	(649)	(836)
Projected benefit obligation, end of period	$34,890	$33,530
Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	649	836
Benefits paid	(649)	(836)
Plan assets at fair value, end of period	$—	$—
Unfunded Status of the Plan	$34,890	$33,530

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Components of Net Periodic Benefit Cost
Service cost	$351	$313	$1,053	$940
Interest cost	319	326	956	979
Net loss	197	135	591	405
Net periodic pension cost	$867	$774	$2,600	$2,324

[1] The Company has a non-qualified deferred compensation agreement with its former CEO. The agreement provided for a lump sum cash payment upon retirement, no sooner than age 55. As of September 30, 2021, the former CEO had reached age 55 and was eligible to receive the payment upon retirement.

On February 26, 2020, the Company and its former CEO entered into an amended and restated executive retirement agreement that amends the former CEO’s executive retirement agreement.

The amended and restated executive retirement agreement provided that upon the former CEO’s retirement from the Company, the Company would pay a lump sum amount initially equal to $8,925,065 (determined as of February 26, 2020) which was to be paid in the form of a fixed number of shares of the Company’s common stock. The Grandfathered Payment would be delayed for six months and a day following the effective date of the former CEO’s termination of employment in compliance with Section 409A of the Code.

On the Effective Date, an amount equal to the Grandfathered Payment was invested in the Company’s common stock. The number of the Company’s shares of common stock as of the Effective Date was equal to the Grandfathered Payment divided by the closing price of the Company’s common stock on the Effective Date (rounded up to the nearest whole number of shares), which equaled 553,665 shares of the Company’s common stock. Additional shares of the Company’s common stock were credited with a value equal to any dividends declared and paid on the Company’s shares of common stock, calculated by reference to the closing price of the Company’s common stock on the payment date for such dividends (rounded up to the nearest whole number of shares).

The Company had established several trusts for the purpose of paying the retirement benefit pursuant to the amended and restated executive retirement agreement. The trusts were revocable “rabbi trusts” and the assets of the trusts are subject to the claims of the Company’s creditors in the event of the Company’s insolvency.

The Company repurchased shares of its outstanding common stock under its stock buyback program and contributed such shares to the trusts in order to fund the retirement benefit under the amended and restated executive retirement agreement. In accordance with Accounting Standards Codification (“ASC”) 710 – Compensation-General, the shares of common stock held in the rabbi trusts were classified as treasury stock. In addition, the amended and restated executive retirement agreement qualified for equity accounting under ASC 710 and therefore, the fair value of the Grandfathered Payment had been reclassified to stockholders’ equity.

The Company and its former CEO entered into on May 27, 2021, and effective as of July 1, 2021, an Amended and Restated Executive Retirement Agreement which replaced the February 26, 2020 agreement discussed above. Pursuant to the terms of the Amended and Restated Executive Retirement Agreement, upon the date that the former CEO ceases to provide services to the Company, the Company will pay to the former CEO an amount equal to $3,600,000 which shall be paid in cash. As the former CEO’s retirement payment will no longer be settled with a fixed number of shares of GEO’s common stock, $3,600,000 has been reclassed from equity to other non-current liabilities. Refer to Note 11 – Commitments, Contingencies and Other Matters for further information.

The long-term portion of the pension liability as of September 30, 2021 and December 31, 2020 was $34.6 million and $33.2 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

14. RECENT ACCOUNTING PRONOUNCEMENTS

The Company implemented the following accounting standards during the nine months ended September 30, 2021:

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

15. SUBSEQUENT EVENTS

Litigation

In October 2021, an unfavorable jury verdict and combined $23.2 million judgments were entered against the Company in the retrial of two cases, State of Washington v. GEO Group and Nwauzor et. al. v. GEO Group (the “lawsuits”), in the U.S. District Court for the Western District of Washington. The original trial of the lawsuits resulted in a mistrial in June 2021 as that jury was unable to reach a unanimous verdict. GEO will address the need for a bond for the combined judgments and will request a stay of enforcement of the verdict and judgments while its appeal to the U.S. Court of Appeals for the Ninth Circuit is pending.

GEO strongly disagrees with the verdict and judgments in the retrial of the lawsuits. GEO intends to raise several issues on appeal to the U.S. Court of Appeals for the Ninth Circuit, including the applicability of the state of Washington’s Minimum Wage Act to detainees who participate in the federally mandated Voluntary Work Program at the Northwest ICE Processing Center (the “Center”), and the affirmative defenses that GEO believes were wrongly dismissed in these cases. GEO looks forward to having those and other related issues heard on appeal based on GEO’s belief that the cases were wrongly decided. GEO intends to take all necessary steps to vigorously defend itself.

The lawsuits were filed by the State of Washington Attorney General and a private class of detainee plaintiffs. The plaintiffs claimed that Washington State minimum wage laws should be enforced with respect to detainees who volunteer to participate in a Voluntary Work Program administered by GEO at the Center as required by the U.S. Department of Homeland Security under the terms of

GEO’s contract. The Center houses persons in the custody of federal immigration authorities while their immigration status is being determined by the federal government.

In a similar lawsuit involving a Voluntary Work Program administered by CoreCivic at an ICE Processing Center in New Mexico, Ndambi et al. v. CoreCivic, the U.S. Court of Appeals for the Fourth Circuit ruled in favor of CoreCivic in March 2021. In a unanimous decision in that case, the U.S. Court of Appeals for the Fourth Circuit affirmed a U.S. District Court ruling which dismissed the case and found that detainees who volunteer to participate in the Voluntary Work Program in immigration processing centers are not employees and are not owed wages under the Fair Labor Standards Act and New Mexico’s minimum wage law.

The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company believes that it is more likely than not that it will prevail in an appeal from the judgments in these cases. As such, under ASC 450-20-25, the Company does not believe a loss is probable and the Company has not recorded an accrual relating to those two cases at this time. However, the results of these claims or proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these claims or proceedings could have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company's accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. The Company does not accrue for anticipated legal fees and costs but expenses those items as incurred. Refer to Note 11 – Commitments, Contingencies and Other Matters for further information.

Insurance

On October 1, 2021, GEO formed a wholly owned captive insurance subsidiary, Florina Insurance Company, Inc. (“Florina”) to enhance its risk financing strategies. Florina is incorporated in the state of Vermont and is licensed and regulated by the state of Vermont, including with respect to its insurance programs, levels of liquidity and other requirements. GEO began procuring insurance policies to cover deductibles for workers’ compensation, general liability, automobile liability, medical professional liability, and directors & officers’ liability as well as procuring insurance policies for its directors’ and officers’ excess liability and excess casualty liability through Florina effective October 1, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, the impact of COVID-19 on our business, the efficacy and distribution of COVID-19 vaccines, budgets, projected costs and plans and objectives of management for future operations, legal proceedings, our corporate structure or REIT status and potential steps to address our future debt maturities are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

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
•

our ability to successfully pursue an appeal to reverse the recent unfavorable verdict and judgments in the retrial of the lawsuits in the State of Washington, our company being required to record an accrual for the judgments in the future, and our ability to defend similar other pending litigation and the effect such other litigation may have on our company;

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

•	qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”);
•	complying with the REIT requirements may cause us to liquidate or forgo otherwise attractive opportunities;
•	dividends payable by REITs do not qualify for the reduced tax rates available for some dividends;
•	REIT distribution requirements could adversely affect our ability to execute our business plan;
•	our cash distributions are not guaranteed and may fluctuate;
•	certain of our business activities may be subject to corporate level income tax and foreign taxes, which would reduce our cash flows, and may have potential deferred and contingent tax liabilities;
•	REIT ownership limitations may restrict or prevent you from engaging in certain transfers of our common stock;
•	our use of taxable REIT subsidiaries (“TRSs”) may cause us to fail to qualify as a REIT;
•	new legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to maintain our qualification as a REIT;
•	our ability to fulfill our debt service obligations and its impact on our liquidity;
•	our ability to deleverage and repay, refinance or otherwise address our debt maturities in an amount or on the timeline we expect, or at all;
•	we are incurring significant indebtedness in connection with substantial ongoing capital expenditures. Capital expenditures for existing and future projects may materially strain our liquidity;
•	despite current indebtedness levels, we may still incur more indebtedness, which could further exacerbate the risks relating to our indebtedness;
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

•	because portions of our senior indebtedness have floating interest rates, a general increase in interest rates would adversely affect cash flows;
•	we depend on distributions from our subsidiaries to make payments on our indebtedness. These distributions may not be made;

•	we may not be able to satisfy our repurchase obligations in the event of a change of control because the terms of our indebtedness or lack of funds may prevent us from doing so;
•	our ability to identify and successfully complete any potential sales of additional Company-owned assets and businesses on commercially advantageous terms on a timely basis, or at all;
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

Introduction

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described above under “Forward-Looking Information”, those described below under "Part II - Item 1A. Risk Factors" under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and under “Part II – Item 1A Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021. The discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

We are a fully integrated real estate investment trust (“REIT”) specializing in the ownership, leasing and management of secure facilities, processing centers and reentry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa and the United Kingdom. We own, lease and operate a broad range of secure facilities including maximum, medium and minimum-security facilities, processing centers, as well as community-based reentry facilities. We develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities. We provide innovative technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community based programs. We also provide secure transportation services domestically and in the United Kingdom through our joint venture GEOAmey PECS Ltd. (“GEOAmey”).

At September 30, 2021, our worldwide operations include the management and/or ownership of approximately 86,000 beds at 107 secure services and community based facilities, including idle facilities, and also include the provision of community supervision services for more than 200,000 individuals, including over 100,000 through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

For the nine months ended September 30, 2021 and 2020, we had consolidated revenues of $1,699.1 million and $1,772.0 million, respectively. We maintained an average company-wide facility occupancy rate of 86.5% including 78,366 active beds and excluding 7,968 idle beds which includes those being marketed to potential customers for the nine months ended September 30, 2021, and 87.4% including 89,086 active beds and excluding 3,889 idle beds which includes those being marketed to potential customers and beds under development for the nine months ended September 30, 2020. Overall occupancy levels have been lower than prior periods due to the impact of the COVID-19 pandemic as well as the impacts of the Executive Order (as defined below).

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

During the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively, we declared and paid the following regular cash distributions to our shareholders as follows:

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

On April 7, 2021, we announced that our Board had immediately suspended GEO’s quarterly dividend payments with the goal of maximizing the use of cash flows to repay debt, deleverage and internally fund growth. While we currently intend to maintain our corporate tax structure as a REIT, the Board is evaluating GEO’s corporate tax structure. The Board’s evaluation of the current corporate tax structure and GEO’s REIT status is expected to take into consideration, among other factors, potential changes to GEO’s financial operating performance, as well as potential changes to the Code applicable to U.S. corporations and REITs. As a result of this evaluation, we have engaged financial advisors and legal advisors to assist in evaluating various corporate structure alternatives. The Board expects to conclude its evaluation in the fourth quarter of 2021, and should the Board determine to maintain GEO’s REIT status, an additional dividend payment may be required before year-end in order to meet the minimum REIT distribution requirements under the Code.

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 16, 2021, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the year ended December 31, 2020.

2021 and Recent Developments

CEO Succession Plan

On June 1, 2021, we announced that our Board had determined that it is in the best interests of GEO to implement a succession plan for the Chief Executive Officer position given that GEO’s Founder, Chairman and prior Chief Executive Officer, George C. Zoley, is 71 years old and has served with GEO for approximately forty years. The primary objectives of the Board in initiating a succession plan were to secure Mr. Zoley’s services on a long-term basis to ensure a proper senior management transition, and to retain a new Chief Executive Officer that would succeed Mr. Zoley in that role. This change will allow Mr. Zoley the ability to focus on planning of GEO’s future.

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

In order to transition the role of Chief Executive Officer to a successor in an orderly manner, our Board determined it was in the best interests of GEO to create a new officer position for the role of Executive Chairman and appoint Mr. Zoley as Executive Chairman, effective as of July 1, 2021. As a result, the Company and Mr. Zoley entered into on May 27, 2021 an Executive Chairman Employment Agreement effective as of July 1, 2021 (the “Executive Chairman Agreement”). Pursuant to the terms of the Executive Chairman Agreement, Mr. Zoley will serve as Executive Chairman assisting the new Chief Executive Officer in his transition, among other duties and responsibilities, and report directly to the Board of Directors for a term of five years ending on June 30, 2026 and subject to automatic renewals for one-year periods unless either the Company or Mr. Zoley gives written notice at least one (1) year prior to the expiration of the term. Under the terms of the Executive Chairman Agreement, Mr. Zoley will be paid an annual base salary of $1.0 million and will be eligible to receive target annual performance awards equal to 100% of base salary in accordance with the terms of any plan governing senior management performance awards. Mr. Zoley will also be entitled to receive an annual equity incentive award with a grant date fair value equal to 100% of base salary and subject to a time-based vesting schedule of one (1) year from the date of grant. Additionally, the Company will credit Mr. Zoley’s account balance under the Amended and Restated Executive Retirement Agreement on an annual basis in an amount equal to 100% of his base salary. Lastly, Mr. Zoley is entitled to participate in all benefits and perquisites available to executive officers of GEO.

Also, on May 27, 2021, our Board determined that it was in the best interests of GEO to appoint Jose Gordo as the successor Chief Executive Officer of the Company, effective as of July 1, 2021, in light of Mr. Gordo’s business experience and background, his long history of working with GEO, his intimate understanding of the Company’s business and his service on the Board of Directors. Jose Gordo, 48, has over 20 years of experience in business management, private equity, corporate finance and business law. Since June 2017, Mr. Gordo has served as the Managing Partner of a general partnership that invests in and actively oversees small and medium-sized privately held companies, with a focus on the healthcare, consumer products and technology industries. From 2013 to early 2017, Mr. Gordo served as the Chief Financial Officer of magicJack Vocaltec Ltd., a publicly traded company in the telecommunications industry. Prior to that position, Mr. Gordo served as a Managing Director at The Comvest Group, a Florida-based private equity firm. Mr. Gordo was also previously a partner at the national law firm of Akerman LLP, where he specialized in corporate law matters, advising public and private companies and private equity firms on mergers and acquisitions and capital markets transactions. He received a J.D. degree from Georgetown University Law Center and a B.A. degree from the University of Miami.

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

Refer to Note 11 – Commitments, Contingencies and Other Matters of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Executive Order

On January 26, 2021, President Biden signed an executive order directing the United States Attorney General not to renew U.S. Department of Justice (“DOJ”) contracts with privately operated criminal detention facilities, as consistent with applicable law (the “Executive Order”). Two agencies of the DOJ, the Federal Bureau of Prisons (“BOP”) and U.S. Marshals Service (“USMS”), utilize our services. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts.  Our contracts with the BOP for our company-owned 1,940-bed Great Plains Correctional Facility, our company-owned 1,732-bed Big Spring Correctional Facility, our company-owned 1,800-bed Flightline Correctional Facility, and our company-owned 1,800-bed North Lake Correctional Facility have renewal option periods that expire on May 31, 2021, November 30, 2021, November 30, 2021, and September 30, 2022, respectively. Additionally, the contracts with the BOP for the county owned and managed 1,800-bed Reeves County Detention Center I & II and the 1,376-bed Reeves County Detention Center III have renewal option periods that expire September 30, 2022 and June 30, 2022, respectively. We have a management agreement with Reeves County, Texas for the management oversight of these two county-owned facilities. The Great Plains, Big Spring, Flightline, North Lake Correctional Facilities, Reeves County Detention Center I & II and Reeves County Detention Center III generated approximately $145 million in revenues during the year ended December 31, 2020. The BOP has experienced a decline in federal prison populations over the last several years, a trend that has more recently been accelerated by the COVID-19 global pandemic. As a result of the Executive Order and the decline in federal prison populations, our above-described contracts with the BOP may not be renewed over the coming years. On March 5, 2021, we were notified by the BOP that it had decided to not exercise its contract renewal option for the company-owned, 1,940-bed Great Plains Correctional Facility in Oklahoma, when the contract base period expired on May 31, 2021. On March 25, 2021, we were notified that the BOP had decided to terminate its contract with the county-owned and managed Reeves County Detention Center I & II effective May 10, 2021. On August 18, 2021, we were notified by the BOP of the non-renewal of the contract options for our Big Spring and Flightline Facilities. For the nine months ended September 30, 2021, our secure services contracts with the BOP accounted for approximately 9% of our total revenues.

Unlike the BOP, the USMS does not own and operate its detention facilities. The USMS contracts for the use of facilities, which are generally located in areas near federal courthouses, primarily through intergovernmental service agreements, and to a lesser extent, direct contracts. We are cooperating with the USMS in assessing various alternatives on how to comply with the Executive Order. During the first quarter of 2021, we were notified by the USMS that it would not renew its contract for the company-owned Queens Detention Facility in New York, when the contract base period ended on March 31, 2021. We currently operate four additional detention facilities that are under direct contracts and eight detention facilities that are under intergovernmental agreements with the USMS. The four direct contracts are up for renewal at various times over the next few years, including two in late 2021. Effective October 1, 2021, we entered into a six-month contract extension with the USMS for the 770-bed Western Region Detention Facility in California. The contract with the USMS was operating under a two-year option period which was scheduled to end on September 30, 2021. For the nine months ended September 30, 2021, the direct contracts and intergovernmental agreements with the USMS accounted for approximately 16% of our total revenues.

The Executive Order only applies to agencies that are part of the DOJ, which includes the BOP and USMS. U.S. Immigration and Customs Enforcement (“ICE”) facilities are not covered by the Executive Order as ICE is an agency of the Department of Homeland Security, not the DOJ. However, it is possible that the federal government could choose to take similar action on ICE facilities in the future. For the nine months ended September 30, 2021, contracts for ICE Processing Centers, not including the alternatives to detention contract under ISAP accounted for approximately 25% of our total revenues.

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

COVID-19

     We have been and are currently closely monitoring the impact of the COVID-19 pandemic and the efficacy and distribution of COVID-19 vaccines on all aspects of our business and geographies, including how it will impact those entrusted in our care and governmental partners. We did incur disruptions during the nine months ended September 30, 2021 from the COVID-19 pandemic and are unable to predict the overall future impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. Refer to further discussion regarding the economic impacts of COVID-19 to our operations in the Outlook section below.

Asset Divestiture

      On July 1, 2021, we completed a divestiture of our youth division, which was organized as a separate independent not-for-profit 501(c)(3) organization (“Abraxas”). The divestiture included the sale of certain non-real estate assets in the Company’s youth division for total consideration of $10 million which was in the form of an unsecured term note receivable (“Term Note”). The Term Note matures July 1, 2026 and bears annual interest at 5%. Principal payments of $250,000 are due annually each year starting July 1, 2022. After June 30, 2023, an additional payment will be due equal to 50% of the excess cash flow (as defined in the Term Note) in excess of $1,000,000. The remaining balance is due on the maturity date. Additionally, we have provided a $4 million working capital line of credit (“Grid Note”) which matures on December 31, 2022 and bears daily interest at prime minus 1%. Each loan under the Grid Note is payable upon the earlier of (i) on demand, (ii) thirty days from the funding date, or (iii) the maturity date. The sale resulted in the assignment of our youth services management contracts to Abraxas. We retained the ownership of the youth services real estate assets and have entered into lease agreements with Abraxas for the six company-owned youth facilities. As a result of the transaction, we recorded a loss on asset divestiture of approximately $5 million. On October 15, 2021, we signed a letter agreement with Abraxas and another unrelated not-for-profit entity for the settlement of the Term Note and termination of the Grid Note. In accordance with the letter agreement, Abraxas will become affiliated with the other unrelated not-for-profit entity and will pay GEO $8 million in full settlement of the Term Note, upon such affiliation, but no later than December 31, 2021.

Insurance

     On October 1, 2021, GEO formed a wholly owned captive insurance subsidiary, Florina Insurance Company, Inc. (“Florina”) to enhance its risk financing strategies. Florina is incorporated in the state of Vermont and is licensed and regulated by the state of Vermont, including with respect to its insurance programs, levels of liquidity and other requirements. GEO began procuring insurance policies to cover deductibles for workers’ compensation, general liability, automobile liability, medical professional liability, and directors & officers’ liability as well as procuring insurance policies for its directors’ and officers’ excess liability and excess casualty liability through Florina effective October 1, 2021.

Contract Developments

     On November 1, 2021, we transitioned the operation of our company-owned 600-bed Guadalupe County Correctional Facility to the New Mexico Corrections Department and began a new lease agreement with the State of New Mexico, with a two-year base period and successive two-year renewals through October 2041.

     In August 2021 and October 2021, we entered into 5-year contract renewals for our company-owned Broward Transitional Center and our company-owned Aurora ICE Processing Center, respectively.

     Effective October 1, 2021, we entered into a six-month contract extension with the USMS for the 770-bed Western Region Detention Facility in California. The contract with the USMS was operating under a two-year option period which was scheduled to end on September 30, 2021.

     On September 30, 2021 we announced that we have entered into a new five-year contract with Clearfield County, Pennsylvania to utilize our company-owned 1876-bed Moshannon Valley Facility in Decatur Township, Pennsylvania. Clearfield County is responsible for detainees under a five-year contract with ICE and expects to use the Moshannon Valley Facility to address its capacity needs.

     In Delaware County, Pennsylvania, we received notice that the County intends to take over management of the managed-only George W. Hill Correctional Facility effective April 2022.

      On August 18, 2021, we were notified by the BOP that it has decided to not exercise the contract renewal option for our company-owned, 1,732-bed Big Springs and the company-owned 1,800-bed Flightline Correctional Facilities in Texas, when the contract base periods expire on November 30, 2022. The contracts for these facilities generated approximately $68 million in combined annualized revenues.

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

      On March 25, 2021, we were notified by the BOP that it has decided to terminate the contract for the county-owned and managed, 1,800-bed Reeves County Detention Center I & II in Texas effective May 10, 2021, which was earlier than the contract base period was scheduled to expire on September 30, 2022. The contract for the facility generated approximately $4 million in annualized revenues.

     We were also not awarded the managed-only contracts for the Bay, Graceville and Moore Haven Correctional and Rehabilitation Facilities in Florida during the recent re-bid solicitation process by the State of Florida. We subsequently filed a protest challenging the award of the contracts, and as a result of the protest, we were able to retain the management contract for the Moore Haven Correctional and Rehabilitation Facility. Our contracts for the Bay and Graceville Correctional and Rehabilitation Facilities have been transitioned to a different operator. The contracts for these two facilities generated approximately $15 million and $25 million in annualized revenues respectively.

Idle Facilities

      We are currently marketing approximately 7,400 vacant beds at seven of our idle facilities to potential customers. The carrying values of these idle facilities totaled $210.9 million as of September 30, 2021, excluding equipment and other assets that can be easily transferred for use at other facilities. Refer to Note 11 – Commitments, Contingencies and other matters included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2021, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of Third Quarter 2021 and Third Quarter 2020

Revenues

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$369,609	66.3%	$392,384	67.8%	$(22,775)	(5.8)%
GEO Care	135,315	24.3%	134,940	23.3%	375	0.3%
International Services	52,350	9.4%	48,489	8.4%	3,861	8.0%
Facility Construction & Design	3	0.0%	3,323	0.6%	(3,320)	(99.9)%
Total	$557,277	100.0%	$579,136	100.0%	$(21,859)	(3.8)%

U.S. Secure Services

Revenues decreased by $22.8 million in Third Quarter 2021 compared to Third Quarter 2020 primarily due to aggregate decreases of $63.4 million due to the ramp-down/deactivations of our company-owned D. Ray James, Rivers, Moshannon Valley and Great Plains Correctional Facilities, Queens Detention Facility, McFarland Female Community Reentry Facility and our managed-only Bay and Graceville Correctional Rehabilitation Facilities. These decreases were partially offset by aggregate net increases of $21.8 million resulting from the activations in late 2020 and early 2021 of our company-owned Golden State, Desert View and Central Valley Annexes as well as our company-owned Eagle Pass Detention Center. In addition, we experienced aggregate net increases in populations, transportation services and/or rates of $18.8 million primarily due to increased occupancies at our USMS and ICE facilities mainly due to the large increase in the number of crossings at the Southern border during 2021.

The number of compensated mandays in U.S. Secure Services facilities was approximately 4.8 million in Third Quarter 2021 and 5.5 million in Third Quarter 2020. We experienced an aggregate net decrease of approximately 700,000 mandays as a result of contract terminations, partially offset by contract activations and increases in occupancies discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Secure Services facilities was 88.4% and 88.1% of capacity in the Third Quarter 2021 and Third Quarter 2020, respectively, excluding idle facilities.

GEO Care

Revenues increased by $0.4 million in Third Quarter 2021 compared to Third Quarter 2020 primarily due to increases of $3.0 million due to new/reactivated contracts and programs. We also experienced an increase of $1.5 million due to net increases in census levels at certain of our community-based and reentry centers as a result of increased programming needs and referrals. Additionally, we experienced an increase of $14.0 million due to increased client and participant counts under our Intensive Supervision and Appearance Program (“ISAP”) and electronic monitoring services. These increases were partially offset by decreases of $0.6 million due to contract terminations/closures of underutilized facilities which have been impacted by the COVID-19 pandemic and other factors. Additionally, we experienced a decrease of $17.5 million as a result of the sale of our youth business which was effective July 1, 2021.

International Services

Revenues for International Services increased by $3.9 million in Third Quarter 2021 compared to Third Quarter 2020. We experienced a net increase in revenues of $0.6 million which was primarily due to favorable performance at our South African subsidiary. Additionally, we had an increase due to foreign exchange rate fluctuations of $3.3 million.

Facility Construction & Design

In Third Quarter 2021 and Third Quarter 2020, we had Facility Construction & Design services related to an expansion project at our Fulham Correctional Centre in Australia which has been substantially completed. The decrease was due to a decrease in construction activity as the project neared completion.

Operating Expenses

	2021	% of Segment Revenues	2020	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$277,156	75.0%	$294,053	74.9%	$(16,897)	(5.7)%
GEO Care	75,064	55.5%	93,218	69.1%	(18,154)	(19.5)%
International Services	47,677	91.1%	43,550	89.8%	4,127	9.5%
Facility Construction & Design	3	100.0%	3,310	99.6%	(3,307)	(99.9)%
Total	$399,900	71.8%	$434,131	75.0%	$(34,231)	(7.9)%

U.S. Secure Services

Operating expenses for U.S. Secure Services decreased by $16.9 million in Third Quarter 2021 compared to Third Quarter 2020 primarily due to decreases of $37.7 million related to the ramp-down/deactivations of our company-owned D. Ray James, Rivers, Moshannon Valley, Great Plains Correctional Facilities, Queens Detention Facility, McFarland Community Reentry Facility as well as our managed-only Bay and Graceville Correctional Rehabilitation Facilities These decreases were partially offset by increases of $8.1 million resulting from the activations in late 2020 and early 2021 of our company-owned Golden State, Desert View and Central Valley Annexes as well as our company-owned Eagle Pass Detention Center. . Additionally, we experienced aggregate net increases of $12.7 million related to increases in population, transportation services and the variable costs associated with those services primarily as a result of increased occupancies at our USMS and ICE facilities mainly due to the large increase in the number of crossings at the Southern border during 2021.

GEO Care

Operating expenses for GEO Care decreased by $18.2 million during Third Quarter 2021 compared to Third Quarter 2020 primarily due to aggregate decreases of $2.3 million related to contract terminations/closures of underutilized facilities as a result of the COVID-19 pandemic and other factors. In addition, we experienced net decreases of $4.6 million related to net decreases in census levels at certain of our community-based and reentry centers due to declines in programs as a result of lower levels of referrals by federal, state and local agencies due to the impact of the COVID-19 pandemic. Additionally, we experienced a decrease of $16.4 million as a result of the sale of our youth business which was effective July 1, 2021.These decreases were partially offset by increases of $1.9 million due to new/reactivated contracts and programs and day reporting center openings. We also experienced an increase of $3.2 million due to increases in average client and participant counts under our ISAP and electronic monitoring services. Operating expenses as a percentage of revenue decreased in Third Quarter 2021 compared to Third Quarter 2020 primarily due to the closure of underperforming/underutilized facilities as discussed above.

International Services

Operating expenses for International Services increased by $4.1 million in Third Quarter 2021 compared to Third Quarter 2020. We experienced a net increase in operating expenses of $2.2 million which was primarily due to additional costs related to our 489-bed expansion at our Junee Correctional Centre in Australia which was completed at the end of Third Quarter 2020. We also experienced an increase due to foreign exchange rate fluctuations of $1.9 million.

Facility Construction & Design

In Third Quarter 2021 and Third Quarter 2020, we had Facility Construction & Design services related to an expansion project at our Fulham Correctional Centre in Australia which has been substantially completed. The decrease in operating expense was due to a decrease in construction activity as the project neared completion.

Depreciation and Amortization

	2021	% of Segment Revenue	2020	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$20,399	5.5%	$19,984	5.1%	$415	2.1%
GEO Care	11,934	8.8%	13,105	9.7%	(1,171)	(8.9)%
International Services	550	1.1%	539	1.1%	11	2.0%
Total	$32,883	5.9%	$33,628	5.8%	$(745)	(2.2)%

U.S. Secure Services

U.S. Secure Services depreciation and amortization expense increased in Third Quarter 2021 compared to Third Quarter 2020 primarily due to renovations in connection with our contract activations at certain of our company-owned facilities.

GEO Care

GEO Care depreciation and amortization expense decreased in Third Quarter 2021 compared to Third Quarter 2020 primarily due to certain asset dispositions at our company-owned centers.

International Services

Depreciation and amortization expense increased slightly in Third Quarter 2021 compared to Third Quarter 2020 primarily due to foreign exchange rate fluctuations.

Other Unallocated Operating Expenses

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$50,475	9.1%	$46,644	8.1%	$3,831	8.2%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased in Third Quarter 2021 compared to Third Quarter 2020 by $3.8 million primarily due to $3.0 million in professional fees for financial and legal advisors assisting us in reviewing capital structure alternatives. The remainder of the net increase was primarily due to normal professional, consulting and other administrative expenses.

Non-Operating Expenses

Interest Income and Interest Expense

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$5,990	1.1%	$6,360	1.1%	$(370)	(5.8)%
Interest Expense	$32,525	5.8%	$30,749	5.3%	$1,776	5.8%

Interest income decreased in Third Quarter 2021 compared to Third Quarter 2020 primarily due to the effect of foreign exchange rate fluctuations.

Interest expense increased in Third Quarter 2021 compared to Third Quarter 2020 primarily due to higher balances under the revolver component of our credit facility. During 2021, we drew down significant amounts under our revolver as a conservative precautionary step to preserve liquidity, maintain financial flexibility, and obtain additional funds for general corporate purposes. Partially offsetting the increase was the effect of decreases in the LIBOR rate.

Gain on Extinguishment of Debt

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Gain on Extinguishment of Debt	$—	(—)%	$1,472	0.3%	$(1,472)	100.0%

During Third Quarter 2020, we repurchased $2.0 million in aggregate principal amount of our 5.875% Senior Notes due 2024 at a weighted average price of 76.75% for a total cost of $1.5 million. During Third Quarter 2020 we also repurchased $5.5 million in aggregate principal amount of our 5.125% Senior Notes due 2023 at a weighted average price of 80.63% for a total cost of $4.4 million. As a result of these transactions, we recognized a net gain on extinguishment of debt of $1.5 million, net of the write-off of associated unamortized deferred loan costs. We did not make any repurchases in Third Quarter 2021.

Refer to Note 10- Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Loss on Asset Divestiture

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Asset Divestiture	$5,031	0.9%	$—	(—)%	$5,031	100.0%

On July 1, 2021, we completed a divestiture of our youth division, which was sold to a separate independent not-for-profit 501(c)(3) organization. The divestiture included the sale of certain non-real estate assets in the Company’s youth division for total consideration of $10 million which was in the form of an unsecured term note receivable. The sale resulted in the assignment of our youth services management contracts to the independent not-for-profit entity. As a result of the transaction, we recorded a loss on asset divestiture of approximately $5 million.

Loss on Dispositions of Real Estate

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Dispositions of Real Estate	$1,057	0.2%	$271	0.0%	$786	290.0%

The increase in Third Quarter 2021 compared to Third Quarter 2020 is primarily due to the disposition of certain assets at our company-owned Queens Detention Center located in New York and our company-owned DuPage Interventions center located in Illinois during Third Quarter 2021.

Income Tax Provision

	2021	Effective Rate	2020	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$8,395	20.3%	$4,616	11.1%	$3,779	81.9%

The provision for income taxes and our effective tax rate during Third Quarter 2021 increased compared to Third Quarter 2020. The increase in the tax expense is primarily due to a change in the composition of our income between our REIT and TRS subsidiaries and certain non-recurring items. In Third Quarter 2021, there was a $1.7 million net discrete tax expense as compared to a $0.2 million net discrete tax expense in the Third Quarter of 2020. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn we are allowed a deduction for the distribution at the REIT level. Our wholly owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be in the range of approximately 11% to 13% exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$1,640	0.3%	$2,243	0.4%	$(603)	(26.9)%

Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates decreased during Third Quarter 2021 compared to Third Quarter 2020 primarily due to less favorable performance by GEOAmey.

Comparison of Nine Months 2021 and Nine Months 2020

Revenues

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$1,125,014	66.2%	$1,180,211	66.6%	$(55,197)	(4.7)%
GEO Care	412,702	24.3%	417,643	23.6%	(4,941)	(1.2)%
International Services	160,755	9.5%	158,593	9.0%	2,162	1.4%
Facility Construction & Design	602	0.0%	15,535	0.9%	(14,933)	(96.1)%
Total	$1,699,073	100.0%	$1,771,982	100.0%	$(72,909)	(4.1)%

U.S. Secure Services

Revenues decreased by $55.2 million in Nine Months 2021 compared to Nine Months 2020 primarily due to aggregate decreases of $116.9 million due to the ramp-down/deactivations of our company-owned D. Ray James, Rivers, Moshannon Valley and Great Plains Correctional Facilities as well as our Queens Detention Facility. These decreases were partially offset by aggregate net increases of $60.9 million resulting from the activations in late 2020 and early 2021 of our company-owned Golden State, Desert View and Central Valley Annexes, our company-owned Eagle Pass Detention Center and our managed-only contract for the El Centro Detention Center in California which was effective in December 2020. In addition, we experienced aggregate net increases in populations, transportation services and/or rates of $22.5 million due to increased occupancy at our USMS and ICE facilities mainly due to the large increase in the number of crossings at the Southern border during 2021. These increases in occupancy were offset by decreases in population, transportation and/or rates of $21.7 million at our BOP and State facilities primarily due to the impacts of the COVID-19 pandemic.

The number of compensated mandays in U.S. Secure Services facilities was approximately 14.3 million in Nine Months 2021 and 16.5 million in Nine Months 2020. We experienced an aggregate net decrease of approximately 2,200,000 mandays as a result of contract terminations, partially offset by contract activations and increases in occupancies discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Secure Services facilities was 89.3% and 89.5% of capacity in Nine Months 2021 and Nine Months 2020, respectively, excluding idle facilities.

GEO Care

Revenues decreased by $4.9 million in Nine Months 2021 compared to Nine Months 2020 primarily due to decreases of $10.8 million due to contract terminations/closures of underutilized facilities which have been impacted by the COVID-19 pandemic and other economic factors. Additionally, we experienced a decrease of $20.9 million as a result of the sale of our youth business which was effective July 1, 2021. We also experienced net decreases of $2.6 million due to decreases in census levels at certain of our community-based and reentry centers due to declines in programs as a result of lower levels of referrals by federal, state and local agencies primarily due to the impact of the COVID-19 pandemic. These decreases were partially offset by increases of $11.4 million due to new/reactivated contracts and programs as well as an increase of $18.0 million due to increased client and participant counts under our ISAP and electronic monitoring services.

International Services

Revenues for International Services increased by $2.2 million in Nine Months 2021 compared to Nine Months 2020. We experienced an increase due to foreign exchange rate fluctuations of $11.3 million. Partially offsetting this increase was a net decrease in revenues of $9.1 million which was primarily due to the transition of the Arthur Gorrie Correctional Centre to government operation in State of Queensland, Australia at the end of June 2020.

Facility Construction & Design

In Nine Months 2021 and Nine Months 2020, we had Facility Construction & Design services related to an expansion project at our Fulham Correctional Centre in Australia which has been substantially completed. The decrease was due to a decrease in construction activity as the project neared completion.

Operating Expenses

	2021	% of Segment Revenues	2020	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$843,896	75.0%	$892,779	75.6%	$(48,883)	(5.5)%
GEO Care	246,622	59.8%	289,907	69.4%	(43,285)	(14.9)%
International Services	142,038	88.4%	141,739	89.4%	299	0.2%
Facility Construction & Design	504	83.7%	15,487	99.7%	(14,983)	(96.7)%
Total	$1,233,060	72.6%	$1,339,912	75.6%	$(106,852)	(8.0)%

U.S. Secure Services

Operating expenses for U.S. Secure Services decreased by $48.9 million in Nine Months 2021 compared to Nine Months 2020 primarily due to decreases of $94.1 million related to the ramp-down/deactivations of our company-owned D. Ray James, Rivers, Moshannon Valley and Great Plains Correctional Facilities as well as our Queens Detention Facility. These decreases were partially offset by increases of $39.2 million resulting from the activations in late 2020 and early 2021 of our company-owned Golden State, Desert View and Central Valley Annexes, our company-owned Eagle Pass Detention Center and our managed-only contract for the El Centro Detention Center in California which was effective in December 2020. Additionally, we experienced aggregate net increases of $6.0 million primarily due to increased occupancy at our USMS facilities mainly due to the large increase in the number of crossings at the Southern border during 2021.

GEO Care

Operating expenses for GEO Care decreased by $43.3 million during Nine Months 2021 compared to Nine Months 2020 primarily due to aggregate decreases of $14.7 million related to contract terminations/closures of underutilized facilities as a result of the COVID-19 pandemic and other economic factors. In addition, we experienced decreases of $14.0 million related to net decreases in census levels at certain of our community-based and reentry centers due to declines in programs as a result of lower levels of referrals by federal, state and local agencies due to the impact of the COVID-19 pandemic. We also experienced a decrease of $21.0 million as a result of the sale of our youth business which was effective July 1, 2021. These decreases were partially offset by increases of $4.9 million due to new/reactivated contracts and programs and day reporting center openings. We also experienced an increase of $1.5 million due to increases in average client and participant counts under our ISAP and electronic monitoring services. Operating expenses as a percentage of revenue decreased in Nine Months 2021 compared to Nine Months 2020 primarily due to the closure of underperforming/underutilized facilities as discussed above.

International Services

Operating expenses for International Services increased slightly by $0.3 million in Nine Months 2021 compared to Nine Months 2020. We experienced a net decrease in operating expenses of $14.9 million which was primarily due to the transition of the Arthur Gorrie Correctional Centre to government operation in State of Queensland, Australia at the end of June 2020. This decrease was partially offset by an increase due to foreign exchange rate fluctuations of $15.2 million.

Facility Construction & Design

In Nine Months 2021 and Nine Months 2020, we had Facility Construction & Design services related to an expansion project at our Fulham Correctional Centre in Australia which has been substantially completed. The decrease was due to a decrease in construction activity as the project neared completion.

Depreciation and Amortization

	2021	% of Segment Revenue	2020	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$61,647	5.5%	$60,281	5.1%	$1,366	2.3%
GEO Care	36,956	9.0%	38,570	9.2%	(1,614)	(4.2)%
International Services	1,703	1.1%	1,538	1.0%	165	10.7%
Total	$100,306	5.9%	$100,389	5.7%	$(83)	(0.1)%

U.S. Secure Services

U.S. Secure Services depreciation and amortization expense increased in Nine Months 2021 compared to Nine Months 2020 primarily due to renovations in connection with our contract activations at certain of our company-owned facilities.

GEO Care

GEO Care depreciation and amortization expense decreased in Nine Months 2021 compared to Nine Months 2020 primarily due to certain asset dispositions at our company-owned centers.

International Services

Depreciation and amortization expense increased slightly in Nine Months 2021 compared to Nine Months 2020 primarily due to foreign exchange rate fluctuations.

Other Unallocated Operating Expenses

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$153,642	9.0%	$145,969	8.2%	$7,673	5.3%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased in Nine Months 2021 compared to Nine Months 2020 by $7.7 million primarily due to one-time employee restructuring expenses of $9.0 million. We also experienced an increase of $3.0 million in professional fees for financial and legal advisors assisting us in reviewing capital structure alternatives. Partially offsetting this increase was a decrease in stock-based compensation of $3.4 million and less travel, marketing, business development and other corporate administrative expenses primarily due to the impacts of the COVID-19 pandemic.

Non-Operating Expenses

Interest Income and Interest Expense

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$18,177	1.1%	$17,046	1.0%	$1,131	6.6%
Interest Expense	$96,422	5.7%	$95,539	5.4%	$883	0.9%

Interest income increased in Nine Months 2021 compared to Nine Months 2020 primarily due to the effect of foreign exchange rate fluctuations.

Interest expense increased in Nine Months 2021 compared to Nine Months 2020 primarily due to higher balances on the revolver component of our credit facility. During 2021, we drew down significant amounts on our revolver as a conservative precautionary step to preserve liquidity, maintain financial flexibility, and obtain additional funds for general corporate purposes. Partially offsetting the increase was the effect of decreases in the LIBOR rate.

Gain on Extinguishment of Debt

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Gain on Extinguishment of Debt	$4,693	0.3%	$3,035	0.2%	$1,658	54.6%

During Nine Months 2021, we repurchased $22.5 million in aggregate principal amount of our 5.125% Senior Notes due 2023 at a weighted average price of 90.68% for a total cost of $20.4 million. We also repurchased $17.2 million in aggregate principal amount of our 5.875% Senior Notes due 2024 at a weighted average price of 79.51% for a total cost of $13.7 million. As a result of these transactions, we recognized a gain on extinguishment of debt of $4.7 million, net of the write-off of associated unamortized deferred loan costs.

During Nine Months 2020, we repurchased $11.0 million in aggregate principal amount of our 5.125% Senior Notes due 2023 at a weighted average price of 75.66% for a total cost of $8.3 million. Additionally, we repurchased $2.0 million in aggregate principal amount of our 5.875% Senior Notes due 2024 at a weighted average price of 76.75% for a total cost of $1.5 million. As a result of these repurchases, we recognized a net gain on extinguishment of debt of $3.0 million, net of the write-off of associated unamortized deferred loan costs.

Loss on Asset Divestiture

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Asset Divestiture	$5,031	(—)%	$—	(—)%	$5,031	100.0%

On July 1, 2021, we completed a divestiture of our youth division, which was sold to a separate independent not-for-profit 501(c)(3) organization. The divestiture included the sale of certain non-real estate assets in the Company’s youth division for total consideration of $10 million which was in the form of an unsecured term note receivable. The sale resulted in the assignment of our youth services management contracts to the independent not-for-profit entity. As a result of the transaction, we recorded a loss on asset divestiture of approximately $5 million.

Gain (Loss) on Dispositions of Real Estate

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Gain (Loss) on Dispositions of Real Estate	$9,322	1.7%	$(1,151)	(0.2)%	$10,473	(909.9)%

The net gain in Nine Months 2021 is primarily due to the sale of our interest in Talbot Hall, located in New Jersey, and the sale of our company-owned McCabe Center, located in Texas.

Income Tax Provision

	2021	Effective Rate	2020	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$21,394	15.0%	$15,358	14.1%	$6,036	39.3%

The provision for income taxes and our effective tax rate increased during Nine Months 2021 compared to Nine Months 2020.  The increase in the tax expense and the effective rate is primarily due to an overall increase in book income and to a lesser extend due to certain non-recurring items. In Nine Months 2021, there was a net $3.5 million discrete tax expense compared to a net $2.4 million discrete tax expense in Nine Months 2020. Included in the provision for income taxes were $2.5 million and $2.8 million of discrete tax expense in Nine Months 2021 and 2020, respectively, related to stock compensation that vested during the respective periods. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn we are allowed a deduction for the distribution at the REIT level. Our wholly owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. We estimate our annual effective tax rate to be in the range of approximately 11% to 13% exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$5,647	0.3%	$7,202	0.4%	$(1,555)	(21.6)%

Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates decreased during Nine Months 2021 compared to Nine Months 2020 primarily due to less favorable performance by GEOAmey.

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

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing active capital projects will be approximately $16.3 million of which $4.8 million was spent through September 30, 2021. We estimate that the remaining capital requirements related to these capital projects will be $11.5 million which will be spent through the remainder of 2021.

Liquidity and Capital Resources

Indebtedness

6.50% Exchangeable Senior Notes due 2026

On February 24, 2021, our wholly-owned subsidiary, GEO Corrections Holdings, Inc. (“GEOCH”), completed a private offering of $230 million aggregate principal amount of 6.50% exchangeable senior unsecured notes due 2026 (the “Convertible Notes”), which included the full exercise of the initial purchasers’ over-allotment option to purchase an additional $30 million aggregate principal amount of Convertible Notes. The Convertible Notes will mature on February 23, 2026, unless earlier repurchased or exchanged. The Convertible Notes bear interest at the rate of 6.50% per year plus an additional amount based on the dividends paid by GEO on its common stock. Interest on the notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021.

Subject to certain restrictions on share ownership and transfer, holders may exchange the notes at their option prior to the close of business on the business day immediately preceding November 25, 2025, but only under the following circumstances: (1) during the five consecutive business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the exchange rate for the notes on each such trading day; or (2) upon the occurrence of certain specified corporate events. On or after November 25, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, holders may exchange their notes at any time, regardless of the foregoing circumstances. Upon exchange of a note, we will pay or deliver, as the case may be, cash or a combination of cash and shares of our common stock. As of September 30, 2021, conditions had not been met to exchange the notes.

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

We used the net proceeds from this offering, including the exercise in full of the initial purchasers' over-allotment option to fund the redemption of the then outstanding amount of approximately $194.0 million of our existing 5.875% senior notes due 2022, to re-purchase additional senior notes and we used the remaining net proceeds to pay related transaction fees and expenses, and for general corporate purposes of the Company. As a result of the redemption, deferred loan costs in the amount of approximately $0.7 million were written off to loss on extinguishment of debt during the nine months ended September 30, 2021.

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

As of September 30, 2021, we had approximately $764.0 million in aggregate borrowings outstanding under our term loan, approximately $787.1 million in borrowings under our revolver, and approximately $89.4 million in letters of credit which left approximately $23.6 million in additional borrowing capacity under the revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of September 30, 2021 was 2.70%.

In 2021, we elected to draw down significant amounts in borrowings under the revolver component of our credit facility as a conservative precautionary step to preserve liquidity, maintain financial flexibility, and obtain additional funds for general corporate purposes.

Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Australia - Ravenhall

In connection with a design and build project agreement with the State of Victoria, in September 2014, we entered into a syndicated facility agreement (the "Construction Facility") to provide debt financing for construction of the project. The Construction Facility provided for non-recourse funding up to AUD 791.0 million, or approximately $593.9 million, based on exchange rates as of September 30, 2021. In accordance with the terms of the contract, upon completion and commercial acceptance of the project in late 2017, the State of Victoria made a lump sum payment of AUD310 million, or approximately $252.7 million, based on exchange rates as of September 30, 2021. The term of the Construction Facility was through September 2020 and bore interest at a variable rate quoted by certain Australian banks plus 200 basis points. On May 22, 2019, we completed an offering of AUD 461.6 million, or $346.6 million, based on exchange rates as of September 30, 2021, aggregate principal amount of the Non-Recourse Notes. The amortizing Non-Recourse Notes were issued by Ravenhall Finance Co Pty Limited in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Non-Recourse Notes were issued with a coupon and yield to maturity of 4.23% with a maturity date of March 31, 2042. The net proceeds from this offering were used to refinance the outstanding Construction Facility and to pay all related fees, costs and expenses associated with the transaction. As a result of the transaction, we incurred a $4.5 million loss on extinguishment of debt related to swap termination fees and unamortized deferred costs associated with the Construction Facility. Additionally, loan costs of approximately $7.5 million were incurred and capitalized in connection with the offering.

Other

In August 2020, we entered into two identical promissory notes in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the promissory notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. We have entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at September 30, 2021 is $0.7 million of deferred loan costs incurred in the transaction. Refer to Note 9 - Derivative Financial Instruments and Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

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

Debt Repurchases

On August 16, 2019, our Board authorized us to repurchase and/or retire a portion of our 6.00% Senior Notes due 2026, the 5.875% Senior Notes due 2024, the 5.125% Senior Notes due 2023 and the 5.875% Senior Notes due 2022 (collectively the "GEO Senior Notes") and our term loan under our Amended Credit Agreement through cash purchases, in open market purchases, privately negotiated transactions, or otherwise, up to an aggregate maximum of $100.0 million, subject to certain limitations through December 31, 2020. During the Third Quarter 2021, the 5.875% Senior Notes due 2022 were redeemed in connection with the offering of the Convertible Notes discussed above. On February 11, 2021, our Board authorized a new repurchase program for repurchases/retirements of part of the above referenced GEO Senior Notes and term loan, subject to certain limitations up to an aggregate maximum of $100.0 million through December 31, 2022.

During the nine months ended September 30, 2021, we repurchased $22.5 million in aggregate principal amount of our 5.125% Senior Notes due 2023 at a weighted average price of 90.68% for a total cost of $20.4 million. Additionally, we repurchased $17.2 million in aggregate principal amount of our 5.875% Senior Notes due 2024 at a weighted average price of 79.51% for a total cost of $13.7 million. As a result of these repurchases, we recognized a net gain on extinguishment of debt of $4.7 million, net of the write-off of associated unamortized deferred loan costs.

During the nine months ended September 30, 2020, we repurchased $11.0 million in aggregate principal amount of our 5.125% Senior Notes due 2023 at a weighted average price of 75.66% for a total cost of $8.3 million. As a result of these repurchases, we recognized a net gain on extinguishment of debt of $3.0 million, net of the write-off of associated unamortized deferred loan costs.

Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our indebtedness.

We consider opportunities for future business and/or asset acquisitions as we deem appropriate when market conditions present opportunities. If we are successful in our pursuit of any new projects, our cash on hand, cash flows from operations and borrowings under the existing Credit Facility may not provide sufficient liquidity to meet our capital needs and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. Additionally, the magnitude, severity and duration of the COVID-19 pandemic may negatively impact the availability of opportunities for future business and/or asset acquisitions and market conditions generally. In the future, our access to capital and ability to compete for future capital intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the 5.125% Senior Notes, the indenture governing the 5.875% Senior Notes due 2024, the indenture governing the 6.00% Senior Notes, the indenture governing our Convertible Notes and our Credit Agreement. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse effect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we were in compliance with our debt covenants as of September 30, 2021 and we expect to continue to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

We may from time to time seek to purchase or retire our outstanding senior notes through repurchases, redemptions and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases, redemptions or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

Quarterly Dividends

On April 7, 2021, we announced that our Board had immediately suspended GEO’s quarterly dividend payments with the goal of maximizing the use of cash flows to repay debt, deleverage and internally fund growth. While we currently intend to maintain our corporate tax structure as a REIT, the Board is evaluating GEO’s corporate tax structure. The Board’s evaluation of the current corporate tax structure and GEO’s REIT status is expected to take into consideration, among other factors, potential changes to GEO’s financial operating performance, as well as potential changes to the Code applicable to U.S. corporations and REITs. As a result of this evaluation, we have engaged financial advisors and legal advisors to assist in evaluating various corporate structure alternatives. The Board expects to conclude its evaluation in the fourth quarter of 2021, and should the Board determine to maintain GEO’s REIT status, an additional dividend payment may be required before year-end in order to meet the minimum REIT distribution requirements under the Code.

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

Summarized statement of operations (in thousands):

Nine Months Ended September 30, 2021
Net operating revenues	$1,529,731
Income from operations	197,208
Net income	103,446
Net income attributable to The GEO Group, Inc.	103,446

Summarized balance sheets (in thousands):

	September 30, 2021	December 31, 2020
Current assets	$690,290	$607,044
Noncurrent assets (a)	3,184,621	3,268,260
Current liabilities	354,708	350,041
Noncurrent liabilities (b)	2,782,208	2,737,673

(a)	Includes amounts due from non-guarantor subsidiaries of $23.9 million and $26.7 million as of September 30, 2021 and December 31, 2020, respectively.

(b)	Includes amounts due to non-guarantor subsidiaries of $14.4 million and $17.4 million as of September 30, 2021 and December 31, 2020, respectively.

Capital Requirements

As a REIT, we are subject to a number of organizational and operational requirements, including a requirement that we annually distribute to our shareholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for dividends paid and by excluding any net capital gain). Generally, we expect to distribute all or substantially all of our REIT taxable income so as not to be subject to the income or excise tax on undistributed REIT taxable income. The amount, timing and frequency of distributions will be at the sole discretion of our Board and will be based upon various factors. As discussed above, on April 7, 2021, we announced that our Board had immediately suspended our quarterly dividend payments with the goal of maximizing the use of cash flows to repay debt, deleverage and internally fund growth. While we currently intend to maintain our corporate tax structure as a REIT, our Board is evaluating our corporate tax structure.

We plan to fund all of our capital needs, including distributions of our REIT taxable income necessary to maintain our REIT qualification should our Board determine to maintain our REIT status, and capital expenditures, from cash on hand, cash from operations, borrowings under our Credit Facility and any other financings which our management and Board, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under our $900.0 million Revolver. Our management believes that our financial resources and sources of liquidity will allow us to manage the anticipated impact of COVID-19 on our business, financial condition, results of operations and cash flows. For the full-year 2021, we have reduced our planned capital spending by deferring capital expenditure projects where possible and closely managing our working capital. We previously completed our annual budgeting process and have identified cost savings at the corporate and facility level. Additionally, we may from time to time pursue transactions to deleverage our balance sheet and reduce our funded recourse debt, including our nearer term maturities consisting of our 5.125% Senior Notes, our 5.875% Senior Notes due 2024 and our Credit Facility, which transactions may include, subject to market conditions, capital markets transactions, repurchases, redemptions, exchanges or other refinancing of our existing debt, the potential sale of additional assets and businesses and/or other strategic transactions. Our management believes that cash on hand, cash flows from operations and availability under our Credit Facility will be adequate to support our capital requirements for 2021 as disclosed under “Capital Requirements” above. The challenges posed by COVID-19, as well as the current political environment, generally and on our business are continuing to evolve. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to the Executive Order and COVID-19.

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

Cash Flow

Cash, cash equivalents and restricted cash and cash equivalents as of September 30, 2021 was $585.4 million, compared to $89.1 million as of September 30, 2020.

Operating Activities

Cash provided by operating activities amounted to $289.5 million for the nine months ended September 30, 2021 versus cash provided by operating activities of $358.1 million for the nine months ended September 30, 2020. Cash provided by operating activities during the nine months ended September 30, 2021 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, discount and/or premium and other non-cash interest, dividends received from unconsolidated joint ventures, loss on asset divestiture, loss on sale/disposal of property and equipment and stock-based compensation expense. Equity in earnings of affiliates, net of tax, gain on extinguishment of debt and gain on disposition of real estate negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by $44.3 million, representing a positive impact on cash. The decrease was primarily driven by the favorable timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities decreased by $6.1 million which negatively impacted cash. The decrease was primarily driven by the timing of payments. Additionally, cash provided by operating activities for the nine months ended September 30, 2021 was positively impacted by a decrease in changes in contract receivable related to our correctional facility in Ravenhall, Australia of $4.7 million which was a result of the timing of interest accruals and payments received towards the contract receivable.

Cash provided by operating activities during the nine months ended September 30, 2020 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, discount and/or premium and other non-cash interest, loss on sale/disposal of property and equipment and stock-based compensation expense. Equity in earnings of affiliates, net of tax, negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by $58.5 million, representing a positive impact on cash. The decrease was primarily driven by the favorable timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $69.2 million which positively impacted cash. The increase was primarily driven by the timing of payments. Additionally, cash provided by operating activities for the nine months ended September 30, 2020 was positively impacted by a decrease in changes in contract receivable related to our correctional facility in Ravenhall, Australia of $3.8 million which was a result of the timing of interest accruals and payments received towards the contract receivable.

Investing Activities

Cash used in investing activities of $40.5 million during the nine months ended September 30, 2021 was primarily the result of capital expenditures of $57.4 million partially offset by proceeds from sales of real estate assets of $18.6 million. Cash used in investing activities of $77.2 million during the nine months ended September 30, 2020 was primarily the result of capital expenditures of $83.8 million.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2021 was approximately $28.4 million compared to cash used in financing activities of $259.0 million during the nine months ended September 30, 2020. Cash provided by financing activities during the nine months ended September 30, 2021 was primarily the result of dividends paid of $30.5 million, payments on long-term debt of $359.6 million, payments on non-recourse debt of $5.1 million and payments of debt issuance costs of $9.6 million. These decreases were offset by proceeds from long-term debt of $435.0 million. Cash used in financing activities during the nine months ended September 30, 2020 was primarily the result of dividends paid of $174.1 million, payments on long-term debt of $380.1 million, payments on non-recourse debt of $4.5 million and repurchases of common stock of $9.6 million. These decreases were partially offset by proceeds from long-term debt of $311.6 million.

Non-GAAP Measures

Funds from Operations ("FFO") is a widely accepted supplemental non-GAAP measure utilized to evaluate the operating performance of real estate investment trusts. It is defined in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which defines FFO as net income (loss) attributable to common shareholders (computed in accordance with GAAP, excluding real estate related depreciation and amortization, excluding gains and losses from the cumulative effects of accounting changes, extraordinary items and sales of properties, and including adjustments for unconsolidated partnerships and joint ventures.

We also present Normalized Funds From Operations, or Normalized FFO, and Adjusted Funds from Operations, or AFFO, as supplemental non-GAAP financial measures of real estate investment trusts' operating performance.

Normalized FFO is defined as FFO adjusted for certain items which by their nature are not comparable from period to period or that tend to obscure the Company’s actual operating performance, including for the periods presented Covid-19 expenses, pre-tax, gain on extinguishment of debt, pre-tax, one-time employee restructuring expenses, pre-tax, start-up expenses, pre-tax, M&A related expenses, pre-tax, one-time employee restructuring expenses, pre-tax, loss on asset divestiture, pre-tax, and close-out expenses, pre-tax and the tax effect of adjustments to FFO.

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

Our reconciliation of net income attributable to The GEO Group, Inc. to FFO, Normalized FFO and AFFO for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income attributable to The GEO Group, Inc.	$34,710	$39,220	$127,214	$101,121
Add (Subtract):
Real estate related depreciation and amortization	18,825	18,359	56,643	55,139
Loss (gain) on real estate assets	1,057	271	(9,322)	1,151
NAREIT Defined FFO	$54,592	$57,850	$174,535	$157,411
Add (Subtract):
Gain on extinguishment of debt, pre-tax	—	(1,472)	(4,693)	(3,035)
Start-up expenses, pre-tax	—	1,895	—	4,401
One-time employee restructuring expenses, pre-tax	—	—	7,459	—
Loss on asset divestiture	5,031	—	5,031	—
M&A related expenses, pre-tax	3,977	—	3,977	—
Covid-19 expenses, pre-tax	—	2,635	—	7,404
Close-out expenses, pre-tax	—	1,715	—	5,935
Tax effect of adjustments to Funds From Operations *	(763)	142	(750)	(620)
Normalized Funds from Operations	$62,837	$62,765	$185,559	$171,496
Add (Subtract):
Non-real estate related depreciation and amortization	14,058	15,269	43,663	45,250
Consolidated maintenance capital expenditures	(3,419)	(3,878)	(11,929)	(15,045)
Stock-based compensation expense	4,329	4,689	15,755	19,163
Other non-cash revenue & expenses	(1,102)	—	(3,306)	—
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	1,974	1,776	5,559	5,153
Adjusted Funds from Operations	$78,677	$80,621	$235,301	$226,017

*

Tax effect of adjustments relate to loss (gain) on real estate assets, gain on extinguishment of debt, start-up expenses, M&A related expenses, one-time employee restructuring expenses, loss on asset divestiture, COVID-19 expenses and close-out expenses.

Outlook

The following discussion contains statements that are not historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statements. Please refer to “Part I - Item 1A. Risk Factors” and the "Forward Looking Statements - Safe Harbor" sections in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as well as the "Part II – Item 1A. Risk Factors" and the "Forward-Looking Statements - Safe Harbor" section and other disclosures contained in the Form 10-Q for the quarters ended March 31, 2021, June 30, 2021 and this Form 10-Q for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.

Executive Order

On January 26, 2021, President Biden signed an Executive Order directing the United States Attorney General not to renew DOJ contracts with privately operated criminal detention facilities, as consistent with applicable law. Two agencies of the DOJ, the BOP and USMS, utilize our services. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts. Our contracts with the BOP for our company-owned 1,940-bed Great Plains Correctional Facility, our company-owned 1,732-bed Big Spring Correctional Facility, our company-owned 1,800-bed Flightline Correctional Facility, and our company-owned 1,800-bed North Lake Correctional Facility have renewal option periods that expire on May 31, 2021, November 30, 2021, November 30, 2021, and September 30, 2022, respectively. Additionally, the contracts with the BOP for the county owned and managed 1,800-bed Reeves County Detention Center I & II and the 1,376-bed Reeves County Detention Center III have renewal option periods that expire September 30, 2022 and June 30, 2022, respectively. We have a management agreement with Reeves County, Texas for the management oversight of these two county-owned facilities. The Great Plains, Big Spring, Flightline, North Lake Correctional Facilities, Reeves County Detention Center I & II and Reeves County Detention Center III generated approximately $145 million in revenues for GEO during the year ended December 31, 2020. The BOP has experienced a decline in federal prison populations over the last several years, a trend that has more recently been accelerated by the COVID-19 global pandemic. As a result of the Executive Order and the decline in federal prison populations, our above-described contracts with the BOP may not be renewed over the coming years. On March 5, 2021, we were notified by the BOP that it had decided to not exercise its contract renewal option for the company-owned, 1,940-bed Great Plains Correctional Facility in Oklahoma, when the contract base period expired on May 31, 2021. On March 25, 2021, we were notified that the BOP had decided to terminate its contract with the county-owned and managed Reeves County Detention Center I & II effective May 10, 2021. On August 18, 2021, we were notified by the BOP of the non-renewal of the contract options for our Big Spring and Flightline Facilities. For the nine months ended September 30, 2021, our secure services contracts with the BOP accounted for approximately 9% of our total revenues.

Unlike the BOP, the USMS does not own and operate its detention facilities. The USMS contracts for the use of facilities, which are generally located in areas near federal courthouses, primarily through intergovernmental service agreements, and to a lesser extent, direct contracts. We are cooperating with the USMS in assessing various alternatives on how to comply with the Executive Order. During the first quarter of 2021, we were notified by the USMS that it would not renew its contract for the company-owned Queens Detention Facility in New York, when the contract base period ended on March 31, 2021. We currently operate four additional detention facilities that are under direct contracts and eight detention facilities that are under intergovernmental agreements with the USMS. The four direct contracts are up for renewal at various times over the next few years, including two in late 2021. Effective October 1, 2021, we entered into a six-month contract extension with the USMS for the 770-bed Western Region Detention Facility in California. The contract with the USMS was operating under a two-year option period which was scheduled to end on September 30, 2021. For the nine months ended September 30, 2021, the direct contracts and intergovernmental agreements with the USMS accounted for approximately 16% of our total revenues.

The Executive Order only applies to agencies that are part of the DOJ, which includes the BOP and USMS. ICE facilities are not covered by the Executive Order as ICE is an agency of the Department of Homeland Security, not the DOJ. However, it is possible that the federal government could choose to take similar action on ICE facilities in the future. For the nine months ended September 30, 2021, contracts for ICE Processing Centers, not including the alternatives to detention contract under ISAP, accounted for approximately 25% of our total revenues.

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

Guidance

•	We issued guidance to all our facilities, consistent with the guidance issued for correctional and detention facilities by the CDC.

Testing

•	We increased testing capabilities at our secure services facilities and entered into contracts with multiple commercial labs to provide adequate testing supplies and services.
•	We invested approximately $2 million to acquire 45 Abbott Rapid COVID-19 ID NOW devices and testing kits capable of diagnosing not only COVID-19, but Influenza and Strep Throat.
•	Through August of 2021, we had administered more than 160,000 COVID-19 tests to those in our care at our secure services facilities.

Bi-Polar Ionization

•	We invested $3.7 million to install Bi-Polar Ionization Air Purification Systems at select secure services facilities to reduce the spread of airborne bacteria and viruses.

Facemasks and Personal Hygiene Products

•	We have provided continuing access to facemasks to all inmates and detainees, with a minimum of three facemasks per week or more often upon request.
•

We increased the frequency of distribution of personal hygiene products, including soap, shampoo and body wash, and tissue paper, and we are ensuring the daily availability of bars of soap or soap dispensers at each sink for hand washing in all of our facilities.

Social Distancing

•	We have implemented social distancing pursuant to directives from our government agency partners and communicated these obligations and requirements via meetings, memos, and postings.
•	We deployed floor markers throughout our facilities to inform and encourage social distancing and modified facility movements to accommodate social distancing.

Engineering Controls

•	We temporarily suspended onsite social visitation
•	We established requirements for staff to complete a medical questionnaire and pass a daily temperature check.
•	We modified intake procedures to screen new inmates/detainees and established isolation and quarantine procedures for COVID-19 positive and symptomatic cases, consistent with CDC guidelines.

Administrative/Work Practice Controls

•	We posted reminders regarding coughing and sneezing etiquette, the importance of frequent handwashing, and the use of facemasks.
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

•

Through August of 2021, GEO has worked with our government agency partners and State and Local Health Departments to administer approximately 36,000 doses of the vaccine to inmates, detainees, and residents in our facilities.

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

Economic Impact

The COVID-19 pandemic and related government-imposed mandatory closures, the efficacy and distribution of COVID-19 vaccines, shelter in-place restrictions and social distancing protocols and increased expenditures on engineering controls, personal protective equipment, diagnostic testing, medical expenses, temperature scanners, protective plexiglass barriers and increased sanitation have had, and will continue to have, a severe impact on global economic conditions and the environment in which we operate. Starting in late March and early April 2020, we began to observe negative impacts from the pandemic on our performance in our secure services business, specifically with our ICE Processing Centers and U.S. Marshals Facilities, as a result of a decrease in court sentencing at the federal level and reduced operational capacity to promote social distancing protocols which have continued into 2021. The federal government has also put in place Title 42 public health restrictions at the Southwest border, which result in the immediate removal of single adults apprehended by the United States Border Patrol. This reduced operational capacity and the Title 42 public health restrictions may result in reduced reliance by ICE on GEO for detention beds and/or ICE processing centers. Additionally, our reentry services business conducted through our GEO Care business segment has also been negatively impacted, specifically our residential reentry centers and non-residential day reporting programs were impacted by declines in programs due to lower levels of referrals by federal, state and local agencies. We have also experienced the transmission of COVID-19 at most of our facilities continuing in Third Quarter 2021 and to date in the fourth quarter of 2021. If we are unable to mitigate the transmission of COVID-19 at our facilities, we could experience a material adverse effect on our financial position, results of operations and cash flows. We expect the continued impact of COVID-19 in the form of reduced operational capacity and decline in programs with a slow recovery to more normalized operations by the end of 2021 and into 2022. Although we are unable to predict the duration or scope of the COVID-19 pandemic or estimate the extent of the overall future negative financial impact to our operating results, an extended period of depressed economic activity necessitated by actions to combat the disease, and the severity and duration of the related global economic crisis may adversely impact our future financial performance.

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

California enacted legislation that became effective on January 1, 2020 aimed at phasing out public-private partnership contracts for the operation of secure correctional facilities and detention facilities within California and facilities outside of the State of California housing State of California inmates. Additionally, we have public-private partnership contracts in place with ICE and the USMS relating to secure services facilities located in California. Our contract for our Central Valley facility was discontinued by the State of California at the end of September 2019, and our three other California secure facility contracts for our Desert View, Golden State, and McFarland Facilities were discontinued during 2020. During the fourth quarter of 2019, we signed two 15-year contracts with ICE for five company-owned facilities in California totaling 4,490 beds, including the Central Valley, Desert View, and Golden State facilities and a managed-only contract with the USMS for the government-owned, 512-bed El Centro Service Processing Center in California. Additionally, we and the U.S. Department of Justice have filed separate legal actions challenging the constitutionality of the attempted ban on new federal contracts entered into after the effective date of the California law. On October 5, 2021, the Ninth Circuit Court of Appeals reversed the lower court’s decision, holding that AB-32 conflicted with federal law and could not stand.

Recently the State of Washington approved a similar measure banning the use of public-private partnership contracts for the operation of detention facilities in the state., that GEO is also challenging in federal court. GEO’s contract for the company-owned 1,575-bed Northwest ICE Processing Center in Washington has a renewal option period that expires in 2025. The facility generates approximately $64 million in annualized revenues for GEO. In Delaware County, Pennsylvania, we received notice that the County intends to take over management of the managed-only George W. Hill Correctional Facility effective April 2022. The George W. Hill Correctional Facility generates approximately $46 million in annualized revenue for GEO.

Internationally, we are exploring opportunities in our current markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk. We are pleased to have been awarded a ten-year contract renewal for the continued delivery of secure transportation under our GEOAmey joint venture in the United Kingdom. Total revenue over the ten-year period is expected to be approximately $760 million. In New South Wales, Australia, we have developed a 489-bed expansion at the Junee Correctional Centre which was substantially completed during the third quarter of 2020. We have also constructed a 137-bed expansion at the Fulham Correctional Centre in Victoria, Australia. With respect to our Dungavel House Immigration Removal Centre in the United Kingdom, we were unfortunately unsuccessful in the current competitive rebid process and transitioned the management contract in October 2021. In addition, we transitioned the Arthur Gorrie Correctional Centre to government operation in the State of Queensland, Australia at the end of June 2020.

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

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related costs represented 59% and 58.2% of our operating expenses during the nine months ended September 30, 2021 and 2020, respectively. Additional significant operating expenses include food, utilities and medical costs. During the nine months ended September 30, 2021 and 2020, operating expenses totaled 72.6% and 75.6%, respectively, of our consolidated revenues. We expect our operating expenses as a percentage of revenues in 2021 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2021, we will incur carrying costs for facilities that are currently vacant. Additionally, we have increased our spending on engineering controls, personal protective equipment, diagnostic testing, medical expenses, temperature scanners, protective plexiglass barriers and increased sanitation as a result of COVID-19 and expect to incur several millions of dollars in such costs in 2021.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During the nine months ended September 30, 2021 and 2020, general and administrative expenses totaled 9.0% and 8.2%, respectively, of our consolidated revenues. We expect general and administrative expenses as a percentage of revenues in 2021 to remain consistent or decrease as a result of cost savings initiatives as well as less travel, marketing and other corporate administrative expenses primarily due to the impacts of the COVID-19 pandemic.

Idle Facilities

We are currently marketing approximately 7,400 vacant beds at five of our U.S. Secure Services and at two of our GEO Care idle facilities to potential customers. The annual net carrying cost of our idle facilities in 2021 is estimated to be $5.3 million, inclusive of revenues earned on certain facilities during 2021 before they became idle, including depreciation expense of $8.7 million. As of September 30, 2021, these seven facilities had a combined net book value of $210.9 million. We currently do not have any firm commitment or agreement in place to activate the remaining facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. These idle facilities are included in the U.S. Secure Services and GEO Care segments. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if the seven remaining idle facilities were to be activated using our U.S. Secure Services and GEO Care average per diem rates in 2021 (calculated as the U.S. Secure Services and GEO Care revenue divided by the number of U.S. Secure Services and GEO Care mandays) and based on the average occupancy rate in our facilities through September 30, 2021, we would expect to receive incremental annualized revenue of approximately $200 million and an annualized increase in earnings per share of approximately $0.20 to $0.25 per share based on our average operating margins.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Credit Facility. Payments under the Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Credit Facility of approximately $1,547 million and approximately $68.3 million in outstanding letters of credit, as of September 30, 2021, for every one percent increase in the average interest rate applicable to the Credit Facility, our total annual interest expense would increase by approximately $16 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the Australian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of September 30, 2021, every 10 percent change in historical currency rates would have approximately a $7.8 million effect on our financial position and approximately a $2.3 million impact on our results of operations during the nine months ended September 30, 2021.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting during the nine months ended September 30, 2021.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information required herein is incorporated by reference from Note 11 – Commitments, Contingencies and Other Matters and Note 15 – Subsequent Events in the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS.

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) and Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (the “2021 Q1 Form 10-Q”) includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. Set forth below are modifications to our existing risk factors that supplement the existing risk factors previously disclosed in the 2020 Form 10-K and 2021 Q1 Form 10-Q. We encourage you to read these risk factors in their entirety.

Our business operations expose us to various liabilities for which we may not have adequate insurance and may have a material adverse effect on our business, financial condition or results of operations.

The nature of our services exposes us to various types of third-party allegations and legal claims, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by individuals within our care, medical malpractice claims, claims relating to the federal Trafficking and Victims Protection Act, claims relating to our COVID-19 response procedures, product liability claims, intellectual property infringement claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with our facilities, programs, electronic monitoring products, personnel or prisoners, including damages arising from an inmate’s escape or from a disturbance or riot at a facility. In addition, our management contracts generally require us to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation.

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

During the third quarter of 2021, the court hearing the previously disclosed shareholder class action filed against GEO and certain of its officers granted in part and denied in part the defendants' motion to dismiss.  As set forth more fully in Note 11 – Commitments, Contingencies and Other Matters, the court allowed narrowed claims to proceed against GEO and Mr. Zoley.  Also during the third quarter of 2021, as set forth more fully in Note 11 – Commitments, Contingencies and Other Matters, a putative shareholder derivative complaint was filed in state court against GEO and its directors and certain of its officers.

During the fourth quarter of 2021, we received an unfavorable jury verdict and combined $23.2 million judgments in the retrial of two cases, State of Washington v. GEO Group and Nwauzor et al. v. GEO Group, in U.S. District Court for the Western District of Washington. While we strongly disagree with the verdict and judgments in these two cases and intend to appeal to the U.S. Court of Appeals for the Ninth Circuit, we cannot make any assurances that we will prevail on appeal.  At this time, GEO has not recorded an accrual relating to these two cases because a loss, following the appeals process, is not considered probable.  If we are required to record an accrual with regard to these cases or other similar cases, that may have a material adverse effect on our business, financial condition or results of operations.

The results of these claims or proceedings, or other litigation matters, cannot be predicted with certainty, and an unfavorable resolution of one or more of these claims or proceedings could have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company's accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated.  The Company does not accrue for anticipated legal fees and costs but expenses those items as incurred.

We are dependent upon our senior management and our ability to attract and retain sufficient qualified personnel.

We are dependent upon the continued service of each member of our senior management team, including George C. Zoley, Ph.D., our Executive Chairman, Jose Gordo, our Chief Executive Officer, Brian R. Evans, our Senior Vice President and Chief Financial Officer, James H. Black, our Senior Vice President and President, Secure Services, Ann Schlarb, our Senior Vice President and President, GEO Care, David Venturella, our Senior Vice President, Client Relations and also our other executive officers at the Senior or Executive Vice President level and above. The unexpected loss of Dr. Zoley, Mr. Gordo, Mr. Evans or any other key member of our senior management team could materially adversely affect our business, financial condition or results of operations.

 In addition, the services we provide are labor-intensive. When we are awarded a facility management contract or open a new facility, depending on the service we have been contracted to provide, we may need to hire operating, management, correctional officers, security staff, physicians, nurses and other qualified personnel. Our business is labor intensive, and some of our operations may experience a high rate of employee turnover from time to time. We believe there is currently a labor shortage impacting both publicly operated and privately operated secure facilities, processing centers and community reentry centers. It can be challenging for us to find appropriately skilled and qualified personnel at affordable rates. We may be unable to hire and retain a sufficiently skilled labor force to support our operating needs, our contractual requirements and our growth strategy. A labor shortage could negatively affect our ability to efficiently operate our facilities and our overall business. Any such shortage may adversely impact our ability to serve our customers effectively. Our labor and training expenses could increase as a result of a shortage in the supply of skilled personnel and an increase in the compensation we will need to pay to attract and retain such personnel, which could adversely affect our profitability. The success of our business requires that we attract, develop and retain our personnel. Our inability to hire sufficient qualified personnel on a timely basis or the loss of significant numbers of personnel at existing facilities could have a material effect on our business, financial condition or results of operations. If we were to be unable to fully staff or fill vacancies on a timely basis in our secure facilities, processing centers and community reentry centers, it could result in negative consequences, including requests by our government customers to provide a plan of correction, assessments of fines or other penalties under our contracts, or contract cancellations or non-renewals.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2021 to July 31, 2021	10,674	$7.24	—	$—
August 1, 2021 to August 31, 2021	1,146	$7.74	—	$—
September 1, 2021 to September 30, 2021	558	$6.77	—	$—
Total	12,378		—

(1)

We withheld 12,378 shares through net share settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees. These purchases were not made as part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

(A)	Exhibits

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2021, has been formatted in Inline XBRL (included with the Exhibit 101 attachments).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date:	November 5, 2021	/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer
(duly authorized officer and principal financial officer)