Form 10-K
period 2021-12-31
GEO GROUP INC
filed 2022-02-28
CIK 923796

Hi +

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the 82,797,317 voting and non-voting shares of common stock held by non-affiliates of the registrant as of June 30, 2021 (based on the last reported sales price of such stock on the New York Stock Exchange on such date, the last business day of the registrant's quarter ended June 30, 2021 of $7.12 per share) was approximately $0.6 billion.

As of February 22, 2022, the registrant had 122,517,627 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2022 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this report, are incorporated by reference into Part III of this report.

Auditor Firm Id: 248      Auditor Name:  Grant Thornton LLPAuditor Location: Miami, Florida, United States of America

PART I

Item 1.	Business

As used in this report, the terms “we,” “us,” “our,” “GEO” and the “Company” refer to The GEO Group, Inc., its consolidated subsidiaries and its unconsolidated affiliates, unless otherwise expressly stated or the context otherwise requires.

General

We specialize in the ownership, leasing and management of secure facilities, processing centers and reentry facilities and the provision of community-based services in the United States, Australia and South Africa. We own, lease and operate a broad range of secure facilities including maximum, medium and minimum-security facilities, processing centers, as well as community-based reentry facilities. We develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities. We provide innovative technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based programs. We also provide secure transportation services domestically and in the United Kingdom through our joint venture GEOAmey PECS Ltd. (“GEOAmey”). As of December 31, 2021, our worldwide operations included the management and/or ownership of approximately 86,000 beds at 106 secure and community-based facilities, including idle facilities, and also includes the provision of reentry and electronic monitoring and supervision services for more than 250,000 individuals, including over 150,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

We provide a diversified scope of services on behalf of our government agency partners:

•	our secure facility management services involve the provision of security, administrative, rehabilitation, education, and food services at secure services facilities;
•

our reentry services involve supervision of individuals in community-based programs and reentry centers and the provision of temporary housing, programming, employment assistance and other services with the intention of the successful reintegration of residents into the community;

•	we provide comprehensive electronic monitoring and supervision services;
•	we develop new facilities, using our project development experience to design, construct and finance what we believe are state-of-the-art facilities;
•	we provide secure transportation services; and
•	our services are provided at facilities which we either own, lease or are owned by government.

GEO operated as a real estate investment trust ("REIT") from January 1, 2013 through December 31, 2020.  As a REIT, GEO provided services and conducted other business activities through taxable REIT subsidiaries ("TRSs"). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax rates and certain qualification requirements. GEO’s use of TRSs permitted us to engage in certain business activities in which the REIT could not engage directly, so long as those activities were conducted in entities that elected to be treated as TRSs under the Internal Revenue Code of 1986, as amended, and enabled GEO to, among other things, provide correctional services at facilities it owns and at facilities owned by its government partners.  A TRS is not subject to the distribution requirements applicable to REITs so it may retain income generated by its operations for reinvestment.

On December 2, 2021, we announced that our Board of Directors ("Board") unanimously approved a plan to terminate GEO’s REIT election and become a taxable C Corporation, effective for the year ended December 31, 2021. As a result, we are no longer required to operate under REIT rules, including the requirement to distribute at least 90% of REIT taxable income to our stockholders, which provides us with greater flexibility to use our free cash flow. Effective January 1, 2021, we are subject to federal and state income taxes on our taxable income at applicable tax rates and we are no longer entitled to a tax deduction for dividends paid. GEO operated as a REIT for the 2020 tax year, and existing REIT requirements and limitations, including those established by GEO’s organizational documents, remained in place until December 31, 2020. The Board also voted unanimously to discontinue our quarterly dividend payment and prioritize allocating GEO’s free cash flow to reduce debt.

As a result of GEO’s Board announcing the change in corporate structure to a taxable C Corporation in fiscal year 2021, we incurred a one-time, non-cash deferred tax charge of approximately $70.8 million during the fourth quarter. We also incurred approximately $29.3 million in incremental income tax expense in the fourth quarter of 2021 due to the resulting higher corporate tax rate for all of 2021, including a catch-up tax expense of approximately $16.8 million in connection with the first three quarters of 2021. Refer to Note 16 – Income Taxes of the Notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K

Business Segments

We conduct our business through four reportable business segments: our U.S. Secure Services segment; our Electronic Monitoring and Supervision Services segment; our Reentry Services segment and our International Services segment. We have identified these four reportable segments to reflect our current view that we operate four distinct business lines, each of which constitutes a material part of our overall business. We have determined that our previously reportable business segment, Facility Construction and Design, no longer qualifies as a reportable segment as it no longer meets certain quantitative thresholds and has been aggregated with our International Services reportable business segment below.  In addition, we appointed a new Chief Executive Officer, the chief operating decision maker, during fiscal 2021. Based on changes to the way our chief operating decision maker views the business and financial results used to allocate resources to our electronic monitoring & supervision services operations, along with the growth of the business, we will report the electronic monitoring and supervision services operation as a separate reportable segment. This new segment will be presented as Electronic Monitoring and Supervision Services.  Previously, the electronic monitoring and supervision services operations were included in our GEO Care reportable segment. In addition, the GEO Care reportable segment was renamed Reentry Services and will include services provided to adults for residential and non-residential treatment, educational and community-based programs, pre-release and half-way house programs. We have retroactively restated our segment presentation for the years ended December 31, 2021, 2020 and 2019 to reflect these changes.

Our U.S. Secure Services segment primarily encompasses our U.S.-based public-private partnership secure services business. Our Electronic Monitoring and Supervision Services segment, which conducts its services in the U.S., consists of our electronic monitoring and supervision services. Our Reentry Services segment consists of various community-based and reentry services. Our International Services segment primarily consists of our public-private partnership secure services operations in Australia and South Africa. Financial information about these segments for years 2021, 2020 and 2019 is contained in Note 15 — Business Segments and Geographic Information included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Recent Developments

COVID-19

We have been closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it has impacted those entrusted in our care and governmental partners. During the year ended December 31, 2021, we did incur disruptions from the COVID-19 pandemic but are unable to predict the overall future impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties related to the pandemic. Refer to further discussion regarding the economic impacts of COVID-19 to our operations in the Outlook section included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CEO Succession Plan

      On June 1, 2021, we announced that our Board had determined that it was in the best interests of the Company to implement a succession plan for the Chief Executive Officer position given that our Founder, Chairman and Chief Executive Officer, George C. Zoley, was 71 years old and has served with the Company for approximately forty years. The primary objectives of the Board in initiating a succession plan were to secure Mr. Zoley’s services on a long-term basis to ensure a proper senior management transition, and to retain a new Chief Executive Officer that would succeed Mr. Zoley in that role. This change will allow Mr. Zoley the ability to focus on planning of the Company’s future.

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

In connection with Mr. Zoley’s termination, GEO and Mr. Zoley entered into a Separation and General Release Agreement as of May 27, 2021 (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, Mr. Zoley continued to serve as Chief Executive Officer of the Company through June 30, 2021 (the “Separation Date”) and received all accrued wages through the Separation Date. Additionally, pursuant to the terms of Mr. Zoley’s prior employment agreement, Mr. Zoley received payments in the amount of $5,851,555, less any applicable taxes and withholdings, which represented the sum of two (2) years of Mr. Zoley’s base annualized salary and two (2) times Mr. Zoley’s target bonus at that time under GEO’s Senior Management Performance Award Plan. Mr. Zoley’s restricted stock subject to performance-based vesting at the Separation Date shall vest at such time as the performance goals are met if Mr. Zoley is still providing services to GEO under the Executive Chairman Agreement described below. Mr. Zoley received payments of $579,600 for all accrued dividends on his unvested shares of restricted stock. Lastly, Mr. Zoley is entitled to receive certain fringe benefits for a ten (10) year period as set forth in the Separation Agreement, including payment of health insurance premiums under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) for eighteen (18) months and reimbursement of the cost of health insurance coverage for eight and a half (8 1⁄2) years following the first eighteen (18) months, life insurance, the use of an executive automobile, and personal use of the Company leased aircraft for thirty (30) hours per year. In the event of Mr. Zoley’s death within such ten (10) year period, we will continue to provide the fringe benefits to Mr. Zoley’s covered dependents and heirs, and, if applicable to Mr. Zoley’s estate.

In order to transition the role of Chief Executive Officer to a successor in an orderly manner, our Board determined it was in the best interests of GEO to create a new officer position for the role of Executive Chairman and appointed Mr. Zoley as Executive Chairman, effective as of July 1, 2021. As a result, GEO and Mr. Zoley on May 27, 2021 entered into an Executive Chairman Employment Agreement effective as of July 1, 2021 (the “Executive Chairman Agreement”). Pursuant to the terms of the Executive Chairman Agreement, Mr. Zoley will serve as Executive Chairman assisting the new Chief Executive Officer in his transition, among other duties and responsibilities, and report directly to the Board of Directors for a term of five years ending on June 30, 2026 and subject to automatic renewals for one-year periods unless either the Company or Mr. Zoley gives written notice at least 1 year prior to the expiration of the term. Under the terms of the Executive Chairman Agreement, Mr. Zoley will be paid an annual base salary of $1.0 million and will be eligible to receive target annual performance awards equal to 100% of base salary in accordance with the terms of any plan governing senior management performance awards. Mr. Zoley will also be entitled to receive an annual equity incentive award with a grant date fair value equal to 100% of base salary and subject to a time-based vesting schedule of one (1) year from the date of grant. Additionally, GEO will credit Mr. Zoley’s account balance under the Amended and Restated Executive Retirement Agreement on an annual basis in an amount equal to 100% of his base salary. Lastly, Mr. Zoley is entitled to participate in all benefits and perquisites available to executive officers of GEO.

The Executive Chairman Agreement provides that upon the termination of the Executive Chairman Agreement by the Company without cause, by Mr. Zoley for good reason or upon Mr. Zoley’s death or disability, Mr. Zoley will be entitled to receive a termination payment equal to two times the sum of his annual base salary and the target bonus. In addition, the unvested portion of any equity award will fully vest and the Company will provide Mr. Zoley and any of his covered dependents and heirs with the executive benefits beginning on the date that they are no longer entitled to the fringe benefits (i.e. health insurance coverage, use of an executive automobile, etc.) under the Separation Agreement until the ten (10) year anniversary of the date of termination of the Executive Chairman Agreement.

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

Appointment of Jose Gordo as Successor Chief Executive Officer

In connection with his appointment, Mr. Gordo and GEO entered into an Executive Employment Agreement (the “Employment Agreement”) on May 27, 2021 to provide that Mr. Gordo will be employed by GEO for a three-year term beginning July 1, 2021. Unless the Employment Agreement is sooner terminated, or not renewed, it will automatically extend upon the end of its initial term for a rolling three-year term. Pursuant to the terms of the Employment Agreement, Mr. Gordo will serve as Chief Executive Officer and report directly to the Executive Chairman. Either Mr. Gordo or GEO may terminate Mr. Gordo’s employment under the Employment Agreement for any reason upon not less than thirty (30) days written notice.

Under the terms of the Employment Agreement, Mr. Gordo will be paid an annual base salary of $900,000, subject to the review and potential increase within the sole discretion of the Compensation Committee. Mr. Gordo will also be entitled to receive a target annual performance award of 85% of Mr. Gordo’s base salary and will also be entitled to participate in our stock incentive plan and upon the effective date, GEO granted Mr. Gordo an award of 50,000 performance-shares that will vest ratably over a three-year period.

The Employment Agreement provides that upon the termination of the agreement by Mr. Gordo for good reason, by GEO without cause or upon the death or disability of Mr. Gordo, he will be entitled to receive a termination payment equal to two (2) times the sum of his annual base salary plus target bonus for the fiscal year in which his employment is terminated or, if greater, the target bonus for the fiscal year immediately prior to such termination. GEO will also continue to provide Mr. Gordo and any covered dependents with the Executive Benefits as defined in the Employment Agreement for a period of five (5) years after the date of termination. In the event of Mr. Gordo’s death within such five (5) year period, GEO will continue to provide the Executive Benefits to Mr. Gordo’s covered dependents, and, if applicable to Mr. Gordo’s estate. In addition, the Employment Agreement provides that upon such termination, GEO will transfer all of its interest in any automobile used by the executive pursuant to its employee automobile policy and pay the balance of any outstanding loans or leases on such automobile so that the executive owns the automobile outright. In the event such automobile is leased, the Employment Agreement provides that GEO will pay the residual cost of the lease. In the event GEO does not pay the termination payment by the due date, then any unpaid amount shall bear interest at the rate of eighteen percent (18%) per annum, compounded monthly, until paid. Lastly, all of the outstanding and unvested stock options and restricted stock granted to Mr. Gordo prior to termination will fully vest immediately upon termination; provided, however that any restricted stock that is subject to performance-based vesting shall only vest when and to the extent the Compensation Committee certifies that the performance goals are actually met.

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

Amended and Restated Executive Retirement Agreement

GEO and Mr. Zoley entered into on May 27, 2021, and effective as of July 1, 2021, an Amended and Restated Executive Retirement Agreement (the “Amended and Restated Executive Retirement Agreement”). Pursuant to the terms of the Amended and Restated Executive Retirement Agreement, upon the date that Mr. Zoley ceases to provide services to the Company, GEO will pay to Mr. Zoley an amount equal to $3,600,000 which shall be paid in cash (the “Grandfathered Payment”). The payment shall be credited with interest at a rate of 5% compounded quarterly (the “Grandfathered Earnings Account”). Additionally, at the end of each calendar year provided that Mr. Zoley is still providing services to GEO pursuant to the Executive Chairman Agreement, GEO will credit an amount equal to $1,000,000 at the end of each calendar year (the “Employment Contributions Account”). The Employment Contributions Account will be credited with interest at the rate of 5% compounded quarterly. Upon the date that Mr. Zoley ceases to provide services to the Company, GEO will pay Mr. Zoley in one lump sum cash payment each of the Grandfathered Payment, the Grandfathered Earnings Account and the Employment Contributions Account subject to the six-month delay provided in the Amended and Restated Executive Retirement Agreement. The balance of the Amended and Restated Executive Retirement Agreement was approximately $5 million at December 31, 2021.

Executive Order

       On January 26, 2021, President Biden signed an executive order directing the United States Attorney General not to renew Department of Justice (“DOJ”) contracts with privately operated criminal detention facilities, as consistent with applicable law. Two agencies of the DOJ, the Federal Bureau of Prisons (“BOP”) and the U.S. Marshals Service (“USMS”), utilize GEO’s support services. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts. As of December 31, 2021, GEO has one company-owned facility under direct contract with the BOP, which has a current contract option period that expires on September 30, 2022, and three company-owned/company-leased facilities under direct contracts with USMS, which have current contract option periods that expire between March 31, 2022 and September 30, 2023. These facilities combined represented approximately 8% of our revenues for the year ended December 31, 2021.

    President Biden’s administration may implement additional executive orders or directives relating to federal criminal justice policies and/or immigration policies, which may impact the federal government’s use of public-private partnerships with respect to secure correctional and detention facilities and immigration processing centers, including with respect to our contracts, and/or may impact the budget and spending priorities of federal agencies, including the BOP, USMS, and U.S. Immigration and Customs Enforcement, which is an agency of the U.S. Department of Homeland Security.

Quarterly Dividends

As discussed above, on December 2, 2021, GEO’s Board unanimously approved a plan to terminate our REIT status and become a taxable C Corporation, effective for the year ended December 31, 2021.  In connection with terminating GEO’s REIT status, the Board also voted unanimously to discontinue our quarterly dividend payments and prioritize allocating GEO’s free cash flow to reduce debt.

Senior Credit Facility

In 2021, we elected to draw down significant amounts in borrowings under the revolver component of our credit facility as a conservative precautionary step to preserve liquidity, maintain financial flexibility and obtain funds for general business purposes.

Asset Divestiture

      On July 1, 2021, we completed a divestiture of our youth division, which was organized as a separate independent not-for-profit 501(c)(3) organization (“Abraxas”). The divestiture included the sale of certain non-real estate assets in GEO’s Youth division for total consideration of $10 million which was in the form of an unsecured term note receivable (“Term Note”). The Term Note was to mature July 1, 2026 and bore annual interest at 5%. Principal payments of $250,000 were to be due annually each year starting July 1, 2022. After June 30, 2023, an additional payment would have been due equal to 50% of the excess cash flow (as defined in the Term Note) in excess of $1,000,000. The remaining balance was due on the maturity date. Additionally, GEO had provided a $4 million working capital line of credit (“Grid Note”) which was to mature on December 31, 2022 and bore daily interest at prime minus 1%. Each loan under the Grid Note was payable upon the earlier of (i) on demand, (ii) thirty days from the funding date, or (iii) the maturity date. There were no amounts drawn on the Grid Note during 2021. The sale resulted in the assignment of GEO’s youth services management contracts to Abraxas. We retained the ownership of the youth services real estate assets and have entered into lease agreements with Abraxas for the six company-owned youth facilities. As a result of the transaction, we recorded a loss on asset divestiture of approximately $4.5 million during the year ended December 31, 2021 inclusive of a working capital adjustment. On October 15, 2021, GEO signed a letter agreement with Abraxas and another unrelated not-for-profit entity for the settlement of the Term Note and termination of the Grid Note. In accordance with the letter agreement, Abraxas became affiliated with the other unrelated not-for-profit entity and paid GEO $8 million in full settlement of the Term Note on December 31, 2021.

Insurance

    On October 1, 2021, GEO formed a wholly owned captive insurance subsidiary, Florina Insurance Company, Inc. (“Florina”), to enhance our risk financing strategies. Florina is incorporated in the state of Vermont and is licensed and regulated by the state of Vermont, including with respect to its insurance programs, levels of liquidity and other requirements. GEO began procuring insurance policies to cover deductibles for workers’ compensation, general liability, automobile liability, medical professional liability and directors and officers’ liability as well as procuring insurance policies for its directors’ and officers’ excess liability and excess medical professional liability through Florina effective October 1, 2021. Florina holds cash and investments in order to meet solvency requirements and meet financial obligations as presented, including an investment portfolio of marketable fixed income and equity securities.

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

     On September 30, 2021, we announced that we had entered into a new five-year contract with Clearfield County, Pennsylvania to utilize our company-owned 1876-bed Moshannon Valley Facility in Decatur Township, Pennsylvania. Clearfield County is responsible for detainees under a five-year contract with ICE and expects to use the Moshannon Valley Facility to address its capacity needs.

     In Delaware County, Pennsylvania, we received notice that the county intends to take over management of the managed-only George W. Hill Correctional Facility effective April 2022.

      On August 18, 2021, we were notified by the BOP that it decided to not exercise the contract renewal option for our company-owned, 1,732-bed Big Springs and the company-owned 1,800-bed Flightline Correctional Facilities in Texas, when the contract base periods expired on November 30, 2021. The contracts for these facilities generated approximately $68 million in combined annualized revenues.

      On March 5, 2021, we were notified by the BOP that it decided to not exercise the contract renewal option for the company-owned, 1,940-bed Great Plains Correctional facility in Oklahoma, when the contract base period expired on May 31, 2021. The contract for the facility generated approximately $35 million in annualized revenues.

      On March 15, 2021, we announced that the USMS decided to not exercise the contract renewal option for our company-owned, 222-bed Queens Detention facility in New York, when the contract base period ended on March 31, 2021. The contract for the facility generated approximately $19 million in annualized revenues.

      On March 25, 2021, we were notified by the BOP that it decided to terminate the contract for the county-owned and managed, 1,800-bed Reeves County Detention Center I & II in Texas effective May 10, 2021, which was earlier than the contract base period was scheduled to expire on September 30, 2022. The contract for the facility generated approximately $4 million in annualized revenues.

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

Idle Facilities

In our Secure Services segment, we are currently marketing 9,812 vacant beds with a net book value of approximately $256 million at seven of our idle facilities to potential customers. In our Reentry Services segment, we are currently marketing approximately 1,100 vacant beds with a net book value of approximately $25 million at two of our idle facilities to potential customers. The combined annual carrying cost of these idle facilities in 2022 is estimated to be $22.0 million, including depreciation expense of $12.7 million. We currently do not have any firm commitments or agreements in place to activate these facilities but have ongoing contact with several potential customers. Historically, some facilities have been idle for multiple years before they received a new contract award. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if the nine idle facilities in our Secure Services and Reentry Services segments were to be activated using our Secure Services and Reentry Services average per diem rate in 2021 (calculated as revenue divided by the number of mandays) and based on the average occupancy rate in our facilities for 2021, we would expect to receive annual incremental revenue of approximately $290 million and an increase in annual earnings per share of approximately $.30 to $.35 per share based on our average operating margin. Refer to the discussion under Executive Order and Contract Developments above for discussion of recent developments.

Quality of Operations

We operate each facility in accordance with our company-wide policies and procedures and with the standards and guidelines required under the relevant management contract. For many facilities, the standards and guidelines include those established by the American Correctional Association,  (“ACA”). The ACA is an independent organization of corrections professionals, which establishes correctional facility standards and guidelines that are generally acknowledged as a benchmark by governmental agencies responsible for correctional facilities. Many of our contracts in the United States require us to seek and maintain ACA accreditation for our facilities. We have sought and received ACA accreditation and re-accreditation for all such facilities. We achieved a median re-accreditation score of 100% as of December 31, 2021. Approximately 80% of our 2021 U.S. Secure Services revenue was derived from ACA accredited facilities for the year ended December 31, 2021. We have also achieved and maintained accreditation by The Joint Commission at one of our secure service facilities. We have been successful in achieving and maintaining accreditation under the National Commission on Correctional Health Care ("NCCHC") in a majority of the facilities that we currently operate. The NCCHC accreditation is a voluntary process which we have used to establish comprehensive health care policies and procedures to meet and adhere to the ACA standards. The NCCHC standards, in most cases, exceed ACA Health Care Standards and we have achieved this accreditation at 14 of our U.S. Secure Services facilities and at one reentry services location. Additionally, B.I. Incorporated ("BI") has achieved a certification for ISO 9001:2008 for the design, production, installation and servicing of products and services produced by the electronic monitoring business units, including electronic home arrest and electronic monitoring technology products and monitoring services, installation services, and automated caseload management services.

Corporate Social Responsibility

In September 2021, we issued our third Human Rights and Environmental, Social and Governance (“ESG”) report. The Human Rights and ESG report builds on the important milestone we achieved in 2013 when our Board adopted a Global Human Rights Policy by providing disclosures related to how we inform our employees of our commitment to respecting human rights; the criteria we use to assess human rights performance; and our contract compliance program, remedies to shortcomings in human rights performance, and independent verification of our performance by third party organizations. The Human Rights and ESG report also addresses criteria, based on recognized ESG reporting standards, related to the development of our employees; our efforts to advance environmental sustainability in the construction and operation of our facilities; and our adherence to ethical governance practices throughout our company. The report covers the year ended December 31, 2020 with supporting data from 2018-2020 where possible. The report showcases, among other items, our company wide awareness and training programs, our commitment to a safe and humane environment for everyone in our care, employee diversity, addressing recidivism through our GEO Continuum of Care, our engagement efforts with our stakeholders, oversight and contract compliance, conservation measures and enhanced environmental sustainability efforts.

The ESG report was prepared with reference to the GRI Standards related to General Disclosures, Economic Topics, Environmental Topics and Social Topics based on the Global Reporting Initiative, or GRI, issued by the Global Sustainability Standards Board and the UN Guiding Principles on Business and Human Rights. GRI is an international independent standards organization created to help business, government and other organizations understand and communicate how their operations affect issues of global importance, such as human rights, corruption and climate change. We have referenced the GRI Standards and the UN Guiding Principles on Business and Human Rights as we have recognized the need for a transparent and disciplined enterprise-wide approach. In our pursuit of this approach, we have begun with the following set of ongoing objectives:

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

Business Development Overview

Our primary potential customers include: governmental agencies responsible for local, state and federal secure facilities in the United States; governmental agencies responsible for secure facilities in Australia and South Africa; federal, state and local government agencies in the United States responsible for reentry services for adult offenders; federal, state and local government agencies responsible for monitoring community-based parolees, probationers and pretrial defendants; and other foreign governmental agencies. We achieve organic growth through competitive bidding that begins with the issuance by a government agency of a request for proposal, or RFP. We primarily rely on the RFP process for organic growth in our U.S. and international secure services operations as well as in our reentry services and electronic monitoring and supervision services business.

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

Facility Design, Construction and Finance

We offer governmental agencies consultation and management services relating to the design and construction of new secure facilities and the redesign and renovation of older facilities including facilities we own, lease or manage as well as facilities we do not own, lease or manage. Domestically, as of December 31, 2021, we have provided services for the design and construction of approximately 58 facilities and for the redesign, renovation and expansion of approximately 80 facilities. Internationally, as of December 31, 2021, we have provided services for the design and construction of 11 facilities and for the redesign, renovation and expansion of two facilities.

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

Under our construction and design management contracts, we generally agree to be responsible for overall project development and completion. We typically act as the primary developer on construction contracts for facilities and subcontract with bonded National and/or Regional Design Build Contractors. Where possible, we subcontract with construction companies that we have worked with previously. We make use of an in-house staff of architects and operational experts from various service disciplines (e.g. security, medical service, food service, programs and facility maintenance) as part of the team that participates from conceptual design through final construction of the project. The staff coordinates all aspects of the development with subcontractors and provides site-specific services.

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

Competitive Strengths

Long-Term Relationships with High-Quality Government Customers

We have developed long-term relationships with our federal, state and other governmental customers, which we believe enhance our ability to win new contracts and retain existing business. We have provided secure management services to the United States Federal Government for 35 years, the State of California for 33 years, prior to the new California law AB 32 that went into effect on January 1, 2020 (aimed at phasing out public-private partnership contracts for the operation of secure facilities within California and facilities outside of the State of California housing State of California inmates), the State of Texas for approximately 34 years, various Australian state government entities for 30 years and the State of Florida for approximately 28 years. These customers accounted for approximately 73% of our consolidated revenues for the fiscal year ended December 31, 2021.

Recurring Revenue with Strong Cash Flow

Our revenue base has historically been derived from our long-term customer relationships. We have historically been able to expand our revenue base by continuing to reinvest our strong operating cash flow into expansionary projects and through strategic acquisitions that provide scale and further enhance our service offerings. Our consolidated revenues have grown to $2.3 billion in 2021. We expect our operating cash flow to be well in excess of our anticipated annual maintenance capital expenditure needs, which would provide us significant flexibility for the repayment of indebtedness.

Sizeable International Business

Our international infrastructure, which leverages our operational excellence in the U.S., allows us to aggressively target foreign opportunities that our U.S. based competitors without overseas operations may have difficulty pursuing. We currently have international operations in Australia, South Africa and the United Kingdom. Our international services business generated approximately $213.8 million of revenues, representing approximately 9% of our consolidated revenues for the year ended December 31, 2021. We believe we are well positioned to continue benefiting from foreign governments’ initiatives to enter into public-private partnerships for secure services.

Experienced, Proven Senior Management Team

Our Executive Chairman and founder, George C. Zoley, Ph.D., has provided senior leadership for our Company for 37 years and has established a track record of growth and profitability. Under his leadership, our annual consolidated revenues from operations have grown from $207.0 million in 1997 to $2.3 billion in 2021. Dr. Zoley is one of the pioneers of the industry, having developed and opened what we believe to be one of the first public-private partnership secure services facilities in the U.S. in 1986. Our Chief Executive Officer, Jose Gordo has over 20 years of experience in business management, private equity, corporate finance and business law and a long history of working with GEO. Our Chief Financial Officer, Brian R. Evans, has been with our Company for over 21 years and led our recent dispositions, our review and analysis with the Board of our corporate tax structure, and our financing activities. Our top seven senior executives have an average tenure with our Company of over 10 years.

Business Strategies

Provide High Quality, Comprehensive Services and Cost Savings Throughout the Corrections Lifecycle

Our objective is to provide federal, state and local governmental agencies with a comprehensive offering of high quality, essential services at a lower cost than they themselves could achieve. We believe government agencies facing budgetary constraints will increasingly seek to outsource a greater proportion of their correctional needs to reliable providers that can enhance quality of service at a reduced cost. We believe our expanded and diversified service offerings uniquely position us to bundle our high-quality services and provide a comprehensive continuum of care for our clients, which we believe will lead to lower cost outcomes for our clients and larger scale business opportunities for us.

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

Facilities and Day Reporting Centers

The following table summarizes certain information with respect to our U.S. and international secure services facilities and our reentry services facilities. The information in the table includes the facilities that we (or a subsidiary or joint venture of GEO) owned, operated under a management contract, had an agreement to provide services, had an award to manage or was in the process of constructing or expanding during the year ended December 31, 2021:

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Secure Services — Western Region:
Adelanto ICE Processing Center, Adelanto, CA	1,940	ICE	Federal Detention	Minimum/Medium	December 2019	5 years	Two, five year	Owned
Aurora/CE Processing Center Aurora, CO (2)	1,532	ICE / USMS	Federal Detention	All Levels	September 2011/October 2012	1 year /2 years	Four, one-year / Four, Two-year	Owned
Central Arizona Correctional and Rehabilitation Facility Florence, AZ	1,280	AZ DOC	State Sex Offender Correctional	Minimum/Medium	December 2006	10 years	Two, Five-year	Managed
Central Valley Annex McFarland, CA (2)	700	ICE / USMS	Federal Detention	Medium	December 2019/January 2021	5 years/1 year	Two, Five-year/None	Owned
Desert View Annex Adelanto, CA	750	ICE	Federal Detention	Medium	December 2019	5 years	Two, Five-year	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
El Centro Detention Facility, CA	512	USMS	Federal Detention	Medium	December 2019	2 years	Three, Two-year options, plus one, nine-month	Managed
Florence West Correctional and Rehabilitation Florence, AZ	750	AZ DOC	State DUI/RTC Correctional	Minimum	October 2002	10 years	Two, Five-year	Managed
Golden State Annex McFarland, CA	700	ICE	Federal Detention	Medium	December 2019	5 years	Two, Five-year	Owned
Guadalupe County Correctional Facility Santa Rosa, NM (3)	600	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Kingman Correctional and Rehabilitation facility, Kingman, AZ	3,400	AZ DOC	State Correctional Facility	Minimum/Medium	January 2008	10 years	Two, Five-year	Managed
Lea County Correctional Facility Hobbs, NM (2)	1,200	NMCD - IGA	Local/State Correctional	Medium	January 1999	Perpetual	None	Owned
McFarland Female Community Reentry Facility McFarland, CA	300	Idle						Owned
Mesa Verde ICE Processing Center Bakersfield, CA	400	ICE	State Correctional	Minimum	December 2019	5 Years	Two, Five year	Owned
Northwest ICE Processing Center Tacoma, WA	1,575	ICE	Federal Detention	All Levels	September 2015	1 Year	Four, One-year plus five-year	Owned
Phoenix West Correctional and Rehabilitation Phoenix, AZ	500	AZ DOC	State DWI Correctional	Minimum	July 2002	10 years	Two, Five-year	Managed
Western Region Detention Facility San Diego, CA	770	USMS	Federal Detention	Maximum	November 2017	1 Year, 10 Months	One, Two-year, plus six month	Leased

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Secure Services — Central Region:
Big Spring Correctional Facility Big Spring, TX	1,732	Idle						Owned
Flightline Correctional Facility, TX	1,800	Idle						Owned
Brooks County Detention Center, TX (2)	652	USMS - IGA	Local & Federal Detention	Medium	March 2013	Perpetual	None	Owned
Coastal Bend Detention Center,TX (2)	1,176	USMS - IGA	Local & Federal Detention	Medium	July 2012	Perpetual	None	Owned
Eagle Pass Correctional Facility, Eagle Pass, TX	661	USMS	Federal Detention	Medium	October 2020	Perpetual	None	Owned
East Hidalgo Detention Center (2)	1,346	USMS - IGA	Local & Federal Detention	Medium	July 2012	Perpetual	None	Owned
Great Plains Correctional Facility Hinton, OK	1,940	Idle						Owned
Joe Corley Processing Center Conroe, TX (2)	1,517	USMS / ICE	Local Correctional	Medium	July 2008/ September 2018	Perpetual/5 Years	None/Five-year	Owned
Karnes Detention Facility Karnes City, TX (2)	679	USMS - IGA	Local & Federal Detention	All Levels	February 1998	Perpetual	None	Owned
Karnes County Family Residential Center,TX (2)	830	ICE - IGA	Federal Detention	All Levels	December 2010	5 years	Two, Five-Year	Owned
Kinney County Detention Center, TX (2)	384	USMS - IGA	Local & Federal Detention	Medium	September 2013	Perpetual	None	Managed
Lawton Correctional Facility Lawton, OK	2,682	OK DOC	State Correctional	Medium	July 2018	1 Year	Four, Automatic One-year	Owned
Montgomery Processing Center Conroe, TX	1,314	ICE	Local & Federal Detention	All levels	October 2018	10 months	Nine, One- year	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Reeves County Detention Center R3 Pecos, TX	1,376	Reeves County/BOP	Federal Correctional	Low	July 2019	3 years	Seven, One-year, plus One, six-month	Managed
Rio Grande Processing Center Laredo, TX	1,900	USMS	Federal Detention	Medium	October 2008	5 years	Three, Five-year	Owned
South Texas ICE Processing Center Pearsall, TX	1,904	ICE	Federal Detention	All Levels	August 2020	1 year	Nine, One-year	Owned
Val Verde County Detention Facility Del Rio, TX (2)	1,407	USMS - IGA	Local & Federal Detention	All Levels	January 2001	Perpetual	None	Owned
Secure Services — Eastern Region:
Alexandria Staging Facility Alexandria, LA (2)	400	ICE - IGA	Federal Detention	Minimum/Medium	November 2013	Perpetual	None	Owned
Blackwater River Correctional and Rehabilitation Facility Milton, FL	2,000	FL DMS	State Correctional	Medium/close	October 2010	3 years	Unlimited, Two-year	Managed
Broward Transitional Center Deerfield Beach, FL	700	ICE	Federal Detention	Minimum	September 2021	1 year	Four, One-year	Owned
D. Ray James Correctional Facility Folkston, GA	1,900	Idle						Owned
Folkston ICE Processing Center (2) Folkston, GA	1,118	ICE - IGA	Federal Detention	Minimum	December 2016	1 year	Four, One-year, plus one, two-month	Owned
George W. Hill Correctional Facility, PA	1,883	Delaware County	State Correctional	Minimum	January 2019	3 years, 3 months, 4 days	None	Managed
Heritage Trail Correctional Facility Plainfield, IN	1,066	IN DOC	State Correctional	Minimum	March 2011	4 years	One, Four-year, plus one, one year, four months and two days extension, plus one year extension, plus five year extension	Managed
LaSalle ICE Processing Center Jena, LA (2)	1,160	ICE - IGA	Federal Detention	Minimum/Medium	November 2013	Perpetual	None	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Lawrenceville Correctional and Rehabilitation Facility Lawrenceville, VA	1,536	VA DOC	State Correctional	Medium	August 2018	5 years	Ten, One-year extensions	Managed
Moshannon Valley Correctional Facility Philipsburg, PA	1,876	ICE-IGA	Federal Correctional	Medium	September 2021	1 year	Four, one-year	Owned
Moore Haven Correctional and Rehabilitation Facility Moore Haven, FL	985	FL DMS	State Correctional	Minimum/ Medium	July 2021	3 years	Unlimited, Two-year	Managed
New Castle Correctional Facility New Castle, IN	3,196	IN DOC	State Correctional	All Levels	September 2005	4 years	One year, one month and 20 days, Nine year Seven month 14 days, plus one ninety-day extension, plus one nine-month extension, Three, five-year	Managed
North Lake Correctional Facility Baldwin, MI	1,800	BOP	Federal Correctional	Medium/Maximum	October 2019	3 years	Seven, one-year, plus one six-month	Owned
Perry County Correctional Facility, AL	690	Idle						Owned
Pine Prairie ICE Processing Center, LA (2)	1,094	ICE-IGA	State Correctional	Medium	June 2015	5 years	One-month, plus fifty nine-month extension	Owned
Riverbend Correctional and Rehabilitation Facility Milledgeville, GA	1,500	GA DOC	State Correctional	Medium	July 2010	1 year	Forty, One-year	Owned
Rivers Correctional Facility Winton, NC	1,450	Idle						Owned
Robert A. Deyton Detention Facility Lovejoy, GA	768	USMS	Federal Detention	Medium	February 2008	5 years	Three, five-year	Leased
South Bay Correctional and Rehabilitation Facility South Bay, FL	1,948	FL DMS	State Correctional	Medium/Close	July 2009	3 years	Four, Two-year, plus one six-month extension, plus one two-year	Managed
South Louisiana ICE Processing Center, LA(2)	1,000	ICE-IGA	State Correctional	Medium	June 2015	5 years	One-month, plus fifty nine-month extension	Owned
Secure Services — Australia:
Fulham Correctional Centre & Nalu Challenge Community Victoria, Australia	922	VIC DOJ	State Prison	Minimum/Medium	July 2012	4 years	Nineteen years, Four months	Managed
Junee Correctional Centre New South Wales, Australia	1,279	NSW	State Prison	Minimum/Medium	March 2014	5 years	Two, Five year	Managed
Ravenhall Correctional Centre Melbourne, Australia	1,300	VIC DOJ	State Prison	Medium	November 2017	24 years plus 5 months	None	Managed

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Secure Services — South Africa:
Kutama-Sinthumule Correctional Centre Limpopo Province, Republic of South Africa	3,024	RSA DCS	National Prison	Maximum	February 2002	25 years	None	Managed
Corrections & Detention — Canada:
New Brunswick Youth Centre Mirimachi, Canada (3)	N/A	PNB	Provincial Juvenile Facility	All Levels	October 1997	25 years	One, Ten-year	Managed
Reentry Services:
ADAPPT, PA	186	PA DOC	Community Corrections	Community	February 2019	1 year	Four, One-year options	Owned
Alabama Therapeutic Education Facility, AL	724	AL DOC	Community Corrections	Community	August 2021	1 year	None	Owned
Albert Bo Robinson Assessment & Treatment Center, NJ	900	Idle						Owned
Alle Kiski Pavilion, PA	104	Idle						Owned
Arapahoe County Residential Center, CO	240	Arapahoe County	Community Corrections	Community	July 2021	1 year	None	Owned
Beaumont Transitional Treatment Center Beaumont, TX	180	TDCJ	Community Corrections	Community	September 2020	2 years	Three, One-year options	Owned
Bronx Community reentry Center Bronx, NY	196	BOP	Community Corrections	Community	July 2020	1 year	Nine, One-year	Leased
Casper Reentry Center, WY	342	BOP/Natrona	Community Corrections	Community	January 2022/July 2021	1 year/2 years	Four, One year/None	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Chester County, PA	149	PA DOC	Community Corrections	Community	February 2019	1 year	Four, One-year options	Owned
Cheyenne Mountain Recovery Center, CO	750	Idle						Owned
Coleman Hall, PA	350	Idle						Owned
Community Alternatives of El Paso County, CO	240	El Paso County	Community Corrections	Community	June 2019	1 year	Three, One-year options	Owned
Correctional Alternative Placement Services, CO	45	Idle						Owned
Community Alternatives of the Black Hills, SD	68	BOP	Community Corrections	Community	October 2021	1 year	Four, One-year	Owned
Cordova Center Anchorage, AK	296	BOP / AK DOC	Community Corrections	Community	June 2019/July 2019	1 year/1 year	Nine, One-year renewals/Four, One-year renewals	Owned
Delaney Hall, NJ	1,200	Union County/Essex County/NJ State Parole Board	Community Corrections	Community	January 2022	1 Year	One, One-year	Owned
El Monte Center El Monte, CA	70	BOP	Community Corrections	Community	October 2019	1 year	Nine, One-year options	Leased
Grossman Center Leavenworth, KS	150	BOP	Community Corrections	Community	July 2019	1 year	Nine, One-year options	Owned
Las Vegas Community Correctional Center Las Vegas, NV	124	BOP	Community Corrections	Community	February 2021	1 year	Four, One-year extensions	Owned
Leidel Comprehensive Sanction Center Houston, TX	190	BOP	Community Corrections	Community	January 2021	1 year	Four, One-year	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Logan Hall, NJ	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Leased
Long Beach Community Reentry Center, CA	112	CDCR	Community Corrections	Community	November 2019	4 years, 7 months, 4 weeks, 1 day	None	Leased
Marvin Gardens Center Los Angeles, CA	60	BOP	Community Corrections	Community	December 2018	1 year	Four, One year	Leased
Mid Valley House Edinburg, TX	128	BOP	Community Corrections	Community	December 2020	1 year	Nine, One year	Owned
Midtown Center Anchorage, AK	32	AK DOC	Community Corrections	Community Corrections	June 2019	1 year	Four, One year	Owned
New Mexico Mens Recovery Academy, NM	174	NM DOC	Community Corrections	Community Corrections	July 2019	4 years	None	Managed
New Mexico Womens Recovery Academy, NM	60	NM DOC	Community Corrections	Community Corrections	July 2019	4 years	None	Managed
Northstar Center Fairbanks, AK	143	AK DOC	Community Corrections	Community	September 2016	10 months	Three, One year, plus one seven month extension, plus two, four-month, plus two, two-month extensions	Leased
Oakland Center Oakland, CA	69	BOP	Community Corrections	Community	February 2020	1 year	Nine, One year	Owned
Parkview Center Anchorage, AK	112	AK DOC	Community Corrections	Community	June 2020	1 year	Three, One year	Owned
Philadelphia Residential Reentry Center	400	BOP	Community Corrections	Community	April 2019	1 year	Four, One year	Owned
Reality House Brownsville, TX	94	BOP	Community Corrections	Community	July 2019	1 year	Four, One year	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Salt Lake City Center Salt Lake City, UT	115	BOP	Community Corrections	Community	June 2019	1 year	Nine, One-year	Owned
Scranton Facility, PA	100	PA DOC	Community Corrections	Community	February 2019	1 year	Four, One-year	Leased
Seaside Center Nome, AK	62	AK DOC	Community Corrections	Community	June 2019	1 year	Four, One-year	Owned
Southeast Texas Transitional Center Houston, TX	500	TDCJ	Community Corrections	Community	September 2020	2 years	Three One-year	Owned
The Harbor, NJ	260	NJ DOC	Community Corrections	Community	January 2020	2 years	One, two-month extension	Leased
Toler Hall, NJ	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Leased
Tully House, NJ	344	NJ DOC	Community Corrections	Community	January 2020	2 years	One, two-months extension	Owned
Taylor Street Center San Francisco, CA	240	BOP / CDCR	Community Corrections	Community	April 2021/July 2017	1 year/3 years	Four, One-year/Two, One-year extensions	Owned
Tampa Residential Reentry Center Tampa, FL	118	BOP	Community Corrections	Community	September 2021	1 year	Four, One-year extensions	Owned
Tundra Center Bethel, AK	85	AK DOC	Community Corrections	Community	June 2019	1 year	Four, One-year options	Owned

Abraxas Academy Morgantown, PA	214	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Abraxas I Marienville, PA	204	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Abraxas Ohio Shelby, OH	100	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Hector Garza Center San Antonio, TX	139	Idle						Owned
Southern Peaks Regional Treatment Center Canon City, CO	136	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Southwood Interventions Chicago, IL	80	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Woodridge Interventions Woodridge, IL	90	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned

The following table summarizes certain information with respect to our reentry Day Reporting Centers, which we refer to as DRCs. The information in the table includes the DRCs that we (or a subsidiary or joint venture of GEO) operated under a management contract or had an agreement to provide services as of December 31, 2021:

DRC Location	Number of reporting centers	Type of Customers	Commencement of current contract	Base period	Renewal options	Manage only/ lease
Colorado (4)	3	State, County	Various, 2018 – 2021	1 year	Varies	Lease
California	29	State, County	Various, 2016 – 2021	3 years	One, One-year	Lease or Manage only
New Jersey	5	State, County	2021	4 years	One, One-year	Lease
Pennsylvania	7	State, County	Various, 2006 – 2021	3 to 5 years	Varies	Lease
Illinois	9	State, County	2018	5 years	One, Five-year	Lease or Manage only
Kansas	1	County	2021	1 year	Four, One-year	Lease
Louisiana	7	State	2018	3 years	None	Lease
Tennessee	15	State	2020	5 years	Five, One-year	Lease
Idaho	7	State	2020	3 years	After base, may be renewed, extended or amended	Lease
Kentucky	1	County	2020	1 year	Four, One-year	Lease

Customer Legend:

Abbreviation	Customer
AL DOC	Alabama Department of Corrections
AK DOC	Alaska Department of Corrections
AZ DOC	Arizona Department of Corrections
BOP	Federal Bureau of Prisons
CDCR	California Department of Corrections & Rehabilitation
CO DOC	Colorado Department of Corrections
FL DOC	Florida Department of Corrections
FL DMS	Florida Department of Management Services
GA DOC	Georgia Department of Corrections
ICE	U.S. Immigration & Customs Enforcement
ID DOC	Idaho Department of Corrections
IN DOC	Indiana Department of Correction
IGA	Inter-governmental Agreement
IL DASA	Illinois Department of Alcoholism and Substance Abuse
LA DOC	Louisiana Department of Corrections
NJ DOC	New Jersey Department of Corrections
NM DOC	New Mexico Department of Corrections
NSW	Commissioner of Corrective Services for New South Wales, Australia
OK DOC	Oklahoma Department of Corrections
PA DOC	Pennsylvania Department of Corrections
PNB	Province of New Brunswick
QLD DCS	Department of Corrective Services of the State of Queensland, Australia
RSA DCS	Republic of South Africa Department of Correctional Services
SD DOC	South Dakota Department of Corrections
TDCJ	Texas Department of Criminal Justice
UKBA	United Kingdom Border Agency
USMS	United States Marshals Service
VA DOC	Virginia Department of Corrections
VIC DOJ	Department of Justice of the State of Victoria, Australia
VT DOC	Vermont Department of Corrections
WA DOC	Washington Department of Corrections

(1)	Capacity as used in the table refers to operational capacity consisting of total beds for all facilities.
(2)	GEO provides services at these facilities through various Inter-Governmental Agreements, or IGAs, through the various counties and other jurisdictions.
(3)	The contract for this facility only requires GEO to provide maintenance services.
(4)

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

We refer to these points as contract “renewals” and contract “re-bids.” Many of our facility management contracts with our government customers have an initial fixed term and subsequent renewal rights for one or more additional periods at the unilateral option of the customer. We count each government customer’s right to renew a particular facility management contract for an additional period as a separate “renewal.” For example, a five-year initial fixed term contract with customer options to renew for five separate additional one-year periods would, if fully exercised, be counted as five separate renewals, with one renewal coming in each of the five years following the initial term. As of December 31, 2021, 58 of our facility management contracts representing approximately 29,000 beds are scheduled to expire on or before December 31, 2022, unless renewed by the customer at its sole option in certain cases, or unless renewed by mutual agreement in other cases. These contracts represented approximately 29% of our consolidated revenues for the year ended December 31, 2021. We undertake substantial efforts to renew our facility management contracts. Our average historical facility management contract renewal rate prior to President Biden’s Executive Order was approximately 90%. The Executive Order has led to several contract non-renewals as previously discussed. We cannot assure you that our customers will in fact exercise their renewal options under existing contracts. In addition, in connection with contract renewals, either we or the contracting government agency have typically requested changes or adjustments to contractual terms. As a result, contract renewals may be made on terms that are more or less favorable to us than those in existence prior to the renewals.

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

As of December 31, 2021, 19 of our facility management contracts may be subject to competitive re-bid in 2022. These contracts in the aggregate represented approximately 7% and approximately $158 million of our 2021 consolidated revenues. The following table sets forth the number of facility management contracts that we currently believe will be subject to competitive re-bid in each of the next five years and thereafter, and the total number of beds relating to those potential competitive re-bid situations during each period:

Year	Re-bid	Total Number of Beds up for Re-bid
2022	19	5,142
2023	12	6,585
2024	15	2,089
2025	11	5,155
2026	14	11,545
Thereafter	27	22,808
Total	98	53,324

Competition

We compete primarily on the basis of the quality and range of services we offer; our experience domestically and internationally in the design, construction, and management of public-private partnerships for secure service facilities; our reputation; and our pricing. We compete directly with the public sector, where governmental agencies responsible for the operation of secure services, processing services, community-based services and reentry facilities are often seeking to retain projects that might otherwise become a public-private partnership. In the private sector, our U.S. Secure Services and International Services business segments compete with a number of companies, including, but not limited to: Core Civic; Management and Training Corporation; Emerald Companies; LaSalle Southwest Corrections; Group 4 Securicor; Sodexo Justice Services (formerly Kaylx); and Serco. Our Reentry Services and Electronic Monitoring and Supervision Services business segments compete with a number of different small-to-medium sized companies, reflecting the highly fragmented nature of the community-based services industry. BI’s electronic monitoring business competes with a number of companies, including, but not limited to: G4 Justice Services, LLC and 3M Electronic Monitoring, a 3M Company. Some of our competitors are larger and have more resources than we do. We also compete in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance.

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

At December 31, 2021, we had approximately 15,800 full-time employees. Of our full-time employees, approximately 400 were employed at our corporate headquarters and regional offices and approximately 15,400 were employed at facilities and international offices. We employ personnel in positions of management, administrative and clerical, security, educational services, human resource services, health services and general maintenance at our various locations.

Approximately 5,000 and 1,400 employees are covered by collective bargaining agreements in the United States and at international offices, respectively. GEO welcomes the participation of labor unions in our facilities and respects the rights of individual employees to choose whether or not to join labor organizations. We actively participate in the collective bargaining process, negotiate in good faith and maintain excellent working relationships with each of the unions representing our employees. As a result, over the years, GEO has not experienced any significant or major labor actions, such as strikes or work stoppages.

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

At least 160 hours of training are required for our employees in Australia and South Africa before such employees are allowed to work in positions that will bring them into contact with individuals within our care. Our employees in Australia and South Africa receive a minimum of 40 hours of refresher training each year

With respect to BI and the Intensive Supervision and Appearance Program (“ISAP”) services contract, new employees are required to complete training requirements as outlined in the contract within 14 days of hire and prior to being assigned autonomous ISAP related duties. These employees receive 25 hours of refresher training annually thereafter. Program managers for our ISAP contract must receive 24 hours of additional initial training. BI’s monitoring services maintains its own comprehensive certification and training program for all monitoring service specialists. We require all new personnel hired for a position in monitoring operations to complete a seven-week training program. Successful completion of our training program and a final certification is required of all of our personnel performing monitoring operations. We require that certification is achieved prior to being permitted to work independently in the call center.

Health, wellness and employee resources

GEO’s benefit offerings are designed to meet the varied and evolving needs of a diverse workforce across businesses and geographies. GEO offers a comprehensive employee benefits program that is competitive for each of the various locations in which we operate across the United States which are designed to develop, attract and retain personnel. The variety of our benefit offerings is designed to provide individual employees with the flexibility to choose coverage options and benefits that best meet their needs and address their priorities.

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

Career Growth and Development

GEO employees and their family members (parent, spouse and child) are eligible to further pursue their educational goals by receiving reduced tuition rates on a variety of accredited on-line degree programs in business, education, healthcare and other disciplines provided at 14 different higher education institutions. A tuition reimbursement program is also available for GEO employees pursuing their education as they work to develop their skills and enhance their job performance. Tuition reimbursement is provided to eligible employees for courses offered by accredited colleges, universities, and secretarial and trade schools. Separately, GEO’s subsidiary, BI, offers an education assistance program to its full-time employees with at least one year of service. Employees who enroll in the program are eligible to receive up to $3,500 a year in tuition reimbursement.

Diversity and Inclusion

In all areas of our business, GEO strives to achieve wider racial and ethnic diversity. In 2021, three of our Board seats were held by members of minority communities. Across our organization, under-represented minorities of the United States of America – including African Americans, Hispanic and Latino, Asian, Pacific Islander, Native Hawaiian and Native American/Alaskan – currently account for 61% of our U.S. employees. Minorities comprise 39% of GEO’s corporate workforce, 69% of our facility security staff, and 27% of those serving in management positions as directors or above.

Additionally, women comprise an equal portion of GEO’s U.S. workforce and play a significant role in our leadership and management. Women are also involved at the highest levels of our organization. Of the nine members of GEO’s Board of Directors in 2021, two are women. In 2018, the organization 2020 Women on Boards recognized GEO Group as a Winning Company for its commitment to Board diversity. Winning Companies champion Board diversity by having 20% or more of their Board seats held by women.

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

Insurance

The nature of our business exposes us to various types of third-party legal claims, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by individuals within our care, medical malpractice claims, product liability claims, intellectual property infringement claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with our facilities, programs, electronic monitoring products, personnel or individuals within our care, including damages arising from an escape of an individual in our care or from a disturbance or riot at a facility. In addition, our management contracts generally require us to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. We maintain a broad program of insurance coverage for these general types of claims, except for claims relating to employment matters, for which we carry no insurance. There can be no assurance that our insurance coverage will be adequate to cover all claims to which we may be exposed. It is our general practice to bring merged or acquired companies into our corporate master policies in order to take advantage of certain economies of scale.

On October 1, 2021, GEO formed a wholly owned captive insurance subsidiary, Florina Insurance Company, Inc. (“Florina”), to enhance our risk financing strategies. Florina is incorporated in the state of Vermont and is licensed and regulated by the state of Vermont, including with respect to its insurance programs, levels of liquidity and other requirements. GEO began procuring insurance policies to cover deductibles for workers’ compensation, general liability, automobile liability, medical professional liability and directors and officers’ liability as well as procuring insurance policies for its directors’ and officers’ excess liability and excess medical professional liability through Florina effective October 1, 2021. Florina holds cash and investments in order to meet solvency requirements and meet financial obligations as presented, including an investment portfolio of marketable fixed income and equity securities.

We currently maintain a general liability policy and excess liability policies with total limits of $70.0 million per occurrence and $90.0 million total general liability annual aggregate limits covering the operations of U.S. Secure Services, Reentry Services and Electronic and Supervision Services. We have a claims-made liability insurance program with a specific loss limit of $40.0 million per occurrence and in the aggregate related to medical professional liability claims arising out of correctional healthcare services. We are uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability, cybersecurity liability and automobile liability.

For most casualty insurance policies, we carry substantial deductibles or self-insured retentions of $4.0 million per occurrence for general liability and $5 million per occurrence for medical professional liability, $2.0 million per occurrence for workers’ compensation, $2.5 million per occurrence for directors and officers’ liability and $1.0 million per occurrence for automobile liability. In addition, certain of our facilities located in Florida and other high-risk hurricane areas carry substantial windstorm deductibles. Since hurricanes are considered unpredictable future events, no reserves have been established to pre-fund for potential windstorm damage. Limited commercial availability of certain types of insurance relating to windstorm exposure in coastal areas and earthquake exposure mainly in California and the Pacific Northwest may prevent us from insuring some of its facilities to full replacement value.

With respect to operations in South Africa and Australia, we utilize a combination of locally-procured insurance and global policies to meet contractual insurance requirements and protect us. In addition to these policies, our Australian subsidiary carries tail insurance on a general liability policy related to a discontinued contract.

Of the insurance policies discussed above, our most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves, which include Florina’s reserves and GEO’s legacy reserves, are undiscounted and were $74.2 million and $78.9 million as of December 31, 2021 and 2020, respectively, and are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially adversely impacted.

International Operations

Our international operations for fiscal years 2021, 2020 and 2019 consisted of the operations of our wholly-owned Australian subsidiary and South African Custodial Management Pty. Limited, our consolidated joint venture in South Africa, which we refer to as SACM. In Australia, our wholly owned subsidiary, GEO Australia, currently manages three facilities. We operate one facility in South Africa through SACM. See Item 7 for more discussion related to the results of our international operations. Financial information about our operations in different geographic regions appears in Note-15 Business Segments and Geographic Information in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Business Concentration

Except for the major customers noted in the following table, no other single customer made up greater than 10% of our consolidated revenues for these years.

Customer	2021	2020	2019
Various agencies of the U.S. Federal Government:	58%	56%	53%

Credit risk related to accounts receivable is reflective of the related revenues. The margins on our federal contracts are above the company average due to the fact that they are for company-owned facilities.

Available Information

Additional information about us can be found at www.geogroup.com. We make available on our website, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our annual proxy statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically submit such materials to the Securities and Exchange Commission, or the SEC. In addition, the SEC makes available on its website, free of charge, reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including GEO. The SEC’s website is located at http://www.sec.gov. Information provided on our website or on the SEC’s website is not part of this Annual Report on Form 10-K.

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

     Risks Related to Public-Private Partnerships

•	Public and political opposition to the use of public-private partnerships could have a material adverse effect.

Risks Related to Our High Level of Indebtedness

•	Our level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt service obligations.
•

We may not be able to refinance our debt as it matures because many banks are unwilling to loan money to private operators of secure correctional and detention facilities, processing centers, and reentry centers or assist us in capital markets transactions in which we could sell debt or equity securities.  Specifically, of the 65 banks in our lending syndicate, six have informed us that they will not renew their lending commitments to us when such commitments expire in 2024. These six banks represent 54% of the lending commitments under the revolver component of our senior credit facility. Additional lending institutions may also become unwilling to loan money or assist us in capital markets transactions. If we cannot generate sufficient free cash flow to service our debt or convince our lenders to refinance our debt or assist us in capital markets transactions to raise funds to refinance our debt, we may be required to divest assets or take other actions to repay debt.

•	We are incurring significant indebtedness in connection with substantial ongoing technology related and capital expenditures.
•	We may still incur more indebtedness which could further exacerbate the risks we face.
•	Our borrowing costs and access to capital and credit markets could be adversely affected by a downgrade or potential downgrade of our credit ratings.
•	The covenants in the indentures governing our outstanding senior notes and our credit facility impose significant operating and financial restrictions.
•	Servicing our indebtedness will require a significant amount of cash.
•	A general increase in interest rates would adversely affect cash flows.
•	We depend on distributions from our subsidiaries to make payments on our indebtedness.
•	We may not be able to satisfy our repurchase obligations in the event of a change of control or fundamental change.
•	The conditional exchange features of the 6.5% Exchangeable Senior Notes, if triggered, may adversely affect our financial condition.

Risks Related to COVID-19 and its Impact on our Business

•	COVID-19 has and we expect it will continue to adversely impact and disrupt our business.

Risks Related to Our Business and Services

•	The loss of, or a significant decrease in revenues from, our limited number of customers could seriously harm our financial condition and results of operations.
•	Fluctuations in occupancy levels could cause a decrease in revenues and profitability.

•	State budgetary constraints may have a material adverse impact on us.
•	Loss of our facility management contracts could adversely affect our results of operations and liquidity.
•

Our growth depends on our ability to secure contracts to develop and manage new secure facilities, processing centers, and community based facilities and to secure contracts to provide electronic monitoring services, community based reentry services and monitoring and supervisions services, the demand for which is outside our control.

•	We may not be able to meet state requirements for capital investment or locate land for the development of new facilities.
•	Competition for contracts may adversely affect the profitability of our business.
•	We are dependent on government appropriations.
•	Adverse publicity may negatively impact our ability to retain existing contracts and obtain new contracts.
•	We may incur significant start-up and operating costs on new contracts before receiving related revenues.
•	We may face community opposition to facility locations, which may adversely affect our ability to obtain new contracts.
•	Catastrophic events could disrupt operations and otherwise materially adversely affect our business.
•	Our international operations expose us to risks that could materially adversely affect our financial conditions and results of operations.
•	We conduct certain of our operations through joint ventures or consortiums.
•	Our operating results could be impacted by our ability to obtain adequate levels of surety credit.
•	We are dependent upon our senior management and our ability to attract and retain sufficient qualified personnel.
•	Adverse developments in our relationship with our employees could adversely affect our business, financial condition or results of operations.
•	Our profitability may be adversely affected by inflation.

Risks Related to our Corporate Tax Structure

•	Our obligations to pay income taxes will increase beginning with our income taxes for the year ended December 31, 2021.
•

We may fail to realize the anticipated benefits of terminating our REIT election and becoming a taxable C Corporation for our fiscal year ended December 31, 2021 or those benefits may take longer to realize than expected.

•

If we failed to remain qualified as a REIT for those years we elected REIT status, we would be subject to corporate income taxes and would not be able to deduct distributions to stockholders when computing our taxable income for those years.

•	Even if we remained qualified as a REIT for those years we elected REIT status, we may owe taxes under certain circumstances.

Risks Related to Real Estate and Construction Matters

•	Various risks associated with the ownership of real estate may adversely affect our results of operations.
•	Risks related to facility construction and development activities may increase our costs.

Risks Related to the Capital Markets and its Impact on our Business

•	Negative conditions in the capital markets could prevent us from obtaining financing.

Risks Related to our Electronic Monitoring Products and Technology

•	Technological changes could cause a material adverse effect on our business.
•

Any negative changes in the level of acceptance of or resistance to the use of electronic monitoring products and services by government customers could have a material adverse effect on our business, financial condition and results of operations.

•	Our electronic monitoring products and services could be harmed due to our dependence on a limited number of third-party suppliers.
•	Our ability to meet contractual requirements for security.
•	An inability to acquire, protect or maintain our intellectual property could harm our ability to compete or grow.

•	Our electronic monitoring products could infringe on the intellectual property rights of others.
•

We license intellectual property rights in the electronic monitoring space, including patents, from third party owners. If such owners do not properly maintain or enforce the intellectual property underlying such licenses, our competitive position and business prospects could be harmed. Our licensors may also seek to terminate our license.

•	We may be subject to costly product liability claims from the use of our electronic monitoring products.

Risks Related to Information Technology and Cybersecurity

•	The interruption of our services or information systems could adversely affect our business.

Risks Related to Acquisitions and Dispositions

•	We may not be able to successfully identify or consummate acquisitions or dispositions.
•	Our goodwill or other intangible assets may become impaired.

Risks Related to Legal, Regulatory and Compliance Matters

•	Failure to comply with regulations and contractual requirements could have a material adverse effect.
•	Our business operations expose us to various liabilities for which we may not have adequate insurance.
•	We may not be able to obtain or maintain the insurance levels required by our government contracts.

Risks Related to Corporate Social Responsibility

•	We are subject to risks related to corporate social responsibility.

Risks Related to Our Common Stock

•	The market price of our common stock may vary substantially.
•	Future sales or issuances of shares of our common stock could adversely affect the market price of our common stock and may be dilutive to current shareholders.
•	Various anti-takeover protections applicable to us may make an acquisition of us more difficult and reduce the market value of our common stock.
•	Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on our business and the trading price of our common stock.
•	We may issue additional debt securities that could limit our operating flexibility and negatively affect the value of our common stock.

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

On January 26, 2021, President Biden signed an Executive Order directing the United States Attorney General not to renew Department of Justice contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the BOP and USMS, utilize our services. The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial. As a result of the Executive Order, the majority of our contracts with the BOP have not been renewed. With respect to the USMS, it may determine to conduct a review of the possible application of the Executive Order on their facilities acquired primarily through intergovernmental agreements, and to a lesser extent, direct contracts. President Biden’s administration may implement further executive orders or directives relating to federal criminal justice policies and immigration policies which may impact the federal government’s use of public-private partnerships with respect to correctional and detention needs, including with respect to our contracts, and/or may impact the budget and spending priorities of federal agencies, including ICE.

Various state partners have or may choose in the future to undertake a review of their utilization of public-private partnerships. For example, California enacted legislation aimed at phasing out public-private partnership contracts for the operation of secure facilities within California and facilities outside of the state of California housing state of California inmates. Additionally, we have public-private partnership contracts in place with ICE, the BOP and the U.S. Marshals Service relating to facilities located in California. As we previously disclosed, our contract for our Central Valley facility was discontinued by the State of California at the end of September 2019, and our two other California secure facility contracts for our Desert View and Golden State Facilities expired during 2020. During the fourth quarter of 2019, we signed two 15-year contracts with ICE for five company-owned facilities in California totaling 4,490 beds and a managed-only contract with the U.S. Marshals Service for the government-owned, 512-bed El Centro Service Processing Center in California. Although these contracts were entered into prior to January 1, 2020, the effective date of the legislation, we cannot assure you that there will not be public resistance to the implementation of these contracts, including litigation that may result in increased legal fees and costs. Additionally, we and the U.S. Department of Justice filed separate legal actions challenging the constitutionality of the attempted ban on new federal contracts entered into after the effective date of the California law. On October 5, 2021, the Ninth Circuit Court of Appeals reversed a prior U.S. District Court decision dismissing the requests by GEO and the United States for declaratory and injunctive relief and ruled that AB32 conflicts with federal law in violation of the Supremacy Clause of the U.S. Constitution and discriminates against the federal government in violation of the intergovernmental immunity doctrine. Currently, the State of Washington has proposed legislation similar to the California law. GEO’s contract for the company-owned 1,575-bed Northwest ICE Processing Center in Washington has a renewal option period that expires in 2025. The facility generates approximately $64 million in annualized revenues for GEO. Delaware County, Pennsylvania has also announced its intention to take over the management of GEO’s managed-only contract for the 1,883-bed George W. Hill Correctional Facility located in Thornton, Pennsylvania effective April 2022. The Pennsylvania facility generates approximately $46 million in annualized revenue for GEO.

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

We have a significant amount of indebtedness. Our total consolidated indebtedness as of December 31, 2021 and 2020 was approximately $2.7 billion and $2.6 billion, respectively, excluding non-recourse debt of $310.0 million and $344.6 million, respectively, and finance lease obligations of $3.8 million and $5.0 million, respectively. As of December 31, 2021 and 2020, we had $95.8 million and $59.6 million, respectively, outstanding in letters of credit and $784.9 million and $704.4 million, respectively, in borrowings outstanding under our revolver. As of December 31, 2021, we had the ability to borrow $19.3 million under our revolver, after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under our senior credit facility with respect to the incurrence of additional indebtedness. At December 31, 2021, we also had approximately AUD 59 million in letters of credit outstanding under our Australian letter of credit facility in connection with certain performance guarantees related to the Ravenhall Prison Project. We also have the ability to increase our senior credit facility by an additional $450 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our senior notes and our other debt and liabilities;
•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes ;

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

If we are unable to meet our debt service obligations, we may need to reduce capital expenditures, restructure or refinance our indebtedness, obtain additional equity financing or sell assets. The term loan under our senior credit facility matures in March 2024 and the revolver under our senior credit facility matures in May 2024. Additionally, our outstanding four series of senior notes mature in April 2023, October 2024, February 2026 and April 2026. Beginning in 2019, several financial institutions, including some of our lenders, announced that they will not be renewing existing agreements or entering into new agreements with companies that operate secure services facilities and centers pursuant to public-private partnerships. We may not continue to have access to the debt and capital markets on a cost-effective basis, or at all. For example, six of the 65 lenders in our lending syndicate have indicated that they will not renew their lending commitments to us when such commitments expire in 2024 because we are a private operator of secure correctional and detention facilities, processing centers, and reentry centers. These six banks represent 54% of the lending commitments under the revolver component of our senior credit facility. Certain lenders also have publicly disclosed that they will no longer loan money to one of our key competitors. Reasons for this limited accessibility include that financial institutions may be unwilling to engage with us. This may restrict our access to the debt and capital markets to support our operations or refinance our indebtedness, including by obtaining debt financing, equity financing or selling assets on satisfactory terms, or at all. This could materially increase the cost of capital and as a result have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to incur additional indebtedness will be restricted by the terms of our senior credit facility, and the indentures governing our 6.50% Exchangeable Senior Notes, the  6.00% Senior Notes, the 5.125% Senior Notes, and the 5.875% Senior Notes.

             During November 2021, we began to engage in confidential discussions with certain members of an ad hoc group of noteholders, lenders under our terms loans, and the administrative agent and certain lenders that have provided revolving credit loans and commitments under our credit facility concerning a potential refinancing, exchange, recapitalization, or other transaction or series of transactions to reduce our funded recourse debt and address our nearer term maturities. As of the date of filing this Form 10-K, we have not reached agreement with such noteholders and lenders with respect to the material terms of a potential transaction or transactions. We anticipate continuing these discussions with the goal of reaching an agreement on a potential transaction or transactions but we cannot guarantee that we will be successful in reaching an agreement on a potential transaction or transactions and successfully closing on such agreement on commercially reasonable terms or within the timeline we desire.  In addition, we are continuing to actively examine other options to address our funded recourse debt and our nearer term maturities, including but not limited to, capital markets transactions, repurchases, redemptions exchanges, refinancings, repayments of existing indebtedness, and/or potential sales of additional Company-owned assets, but we cannot guarantee that such opportunities will be available or that we will be successful in capitalizing on such opportunities on commercially reasonable terms or within the timeline we desire.

We are incurring significant indebtedness in connection with substantial ongoing capital expenditures. Capital expenditures for existing and future projects may materially strain our liquidity.

We currently have several active projects that we anticipate spending approximately $76 to $79 million on capital expenditures in 2022. Included in these projects are planned expenditures in our Electronic Monitoring and Supervision Services segment related to technology including approximately $10 million for the transition from Code Division Multiple Access (CDMA) to Long Term Evolution (LTE) technology. Of these projects we estimate that $31 to $32 million are related to facility maintenance costs. We intend to finance these and future projects using our own funds, including cash on hand, cash flow from operations and borrowings under the revolver. In addition to these current estimated capital requirements for 2022, we are currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2022 could materially increase. As of December 31, 2021, we had the ability to borrow $19.3 million under the revolver after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under the senior credit facility. In addition, we have the ability to increase the senior credit facility by an additional $450 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions thereunder. While we believe we currently have adequate borrowing capacity under our senior credit facility to fund our operations and all of our committed capital expenditure projects, we may need additional borrowings or financing from other sources in order to complete potential capital expenditures related to new projects in the future. We cannot assure you that such borrowings or financing will be made available to us on satisfactory terms, or at all. In addition, the large capital commitments that these projects will require over the next 12-18 month period may materially strain our liquidity and our borrowing capacity for other purposes. Capital constraints caused by these projects may also cause us to have to entirely refinance our existing indebtedness or incur more indebtedness. Such financing may have terms less favorable than those we currently have in place, or not be available to us at all. In addition, the concurrent development of these and other large capital projects exposes us to material risks. For example, we may not complete some or all of the projects on time or on budget, which could cause us to absorb any losses associated with any delays.

Despite current indebtedness levels, we may still incur more indebtedness, which could further exacerbate the risks described above.

The terms of the indentures governing the 6.50% Exchangeable Senior Notes, the 6.00% Senior Notes, the 5.125% Senior Notes and the 5.875% Senior Notes and our senior credit facility restrict our ability to incur, but do not prohibit us from incurring, significant additional indebtedness in the future. As of December 31, 2021, we had the ability to borrow an additional $19.3 million under the revolver portion of our senior credit facility after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under the senior credit facility. We also would have the ability to increase the senior credit facility by an additional $450 million, subject to lender demand, prevailing market conditions and satisfying relevant borrowing conditions. Also, we may refinance all or a portion of our indebtedness, including borrowings under our senior credit facility, the 6.50% Exchangeable Senior Notes, the 6.00% Senior Notes, the 5.125% Senior Notes and the 5.875% Senior Notes. The terms of such refinancing may be less restrictive and permit us to incur more indebtedness than we can now. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face related to our significant level of indebtedness could intensify.

Our borrowing costs and access to capital and credit markets could be adversely affected by a downgrade or potential downgrade of our credit ratings.

Rating agencies routinely evaluate us, and their ratings of our long-term and short-term debt are based upon a number of factors, including our cash generating capability, levels of indebtedness, policies with respect to shareholder distributions and financial strength generally, as well as factors beyond our control, such as the then-current state of the economy and our industry generally. Any downgrade of our credit ratings by a credit rating agency, whether as a result of our actions or factors which are beyond our control, can increase our future borrowing costs, impair our ability to access capital and credit markets on terms commercially acceptable to us or at all and result in a reduction in our liquidity. Our borrowing costs and access to capital markets also can be adversely affected if a credit rating agency announces that our ratings are under review for a potential downgrade. In March 2021, Moody’s Investors Service downgraded our issuer rating to B2 and in May 2021, Standard’s & Poor’s S&P Global downgraded our issuer rating to CCC+. An increase in our borrowing costs, limitations on our ability to access the global capital and credit markets or a reduction in our liquidity can adversely affect our financial condition, results of operations and cash flows.

The covenants in the indentures governing the 6.50% Exchangeable Senior Notes, the 6.00% Senior Notes, the 5.125% Senior Notes and the 5.875% Senior Notes and the covenants in our Senior Credit Facility impose significant operating and financial restrictions which may adversely affect our ability to operate our business.

The indentures governing the 6.50% Exchangeable Senior Notes, the 6.00% Senior Notes, the 5.125% Senior Notes and the 5.875% Senior Notes and our Senior Credit Facility impose significant operating and financial restrictions on us and certain of our subsidiaries, which we refer to as restricted subsidiaries. These restrictions limit our ability to, among other things:

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

These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities. In addition, our Senior Credit Facility requires us to maintain specified financial ratios and satisfy certain financial covenants, including maintaining a maximum senior secured leverage ratio and total leverage ratio, and a minimum interest coverage ratio. We may be required to take action to reduce our indebtedness or to act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants. We could also incur additional indebtedness having even more restrictive covenants. Our failure to comply with any of the covenants under our Senior Credit Facility, the 6.50% Exchangeable Senior Notes, the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes, or any other indebtedness could prevent us from being able to draw on the Revolver, cause an event of default under such documents and result in an acceleration of all of our outstanding indebtedness. If all of our outstanding indebtedness were to be accelerated, we likely would not be able to simultaneously satisfy all of our obligations under such indebtedness, which would materially adversely affect our financial condition and results of operations.

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

Our business may not be able to generate sufficient cash flow from operations or future borrowings may not be available to us under our senior credit facility or otherwise in an amount sufficient to enable us to pay our indebtedness or debt securities, including the 6.50% Exchangeable Senior Notes, the 6.00% Senior Notes, the 5.125% Senior Notes and the 5.875% Senior Notes, or to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. However, we may not be able to complete such refinancing on commercially reasonable terms or at all. For example, six of the 65 lenders in our lending syndicate have indicated that they will not renew their lending commitments to us when such commitments expire in 2024 because we are a private operator of secure correctional and detention facilities, processing centers, and reentry centers. These six banks represent 54% of the lending commitments under the revolver component of our senior credit facility. Certain lenders also have publicly disclosed that they will no longer loan money to one of our key competitors. If for any reason we are unable to meet our debt service obligations, we would be in default under the terms of the agreements governing our outstanding debt. If such a default were to occur, the lenders under the Senior Credit Facility, and holders of the 6.50% Exchangeable Senior Notes, the 6.00% Senior Notes, the 5.125% Senior Notes and the 5.875% Senior Notes could elect to declare all amounts outstanding immediately due and payable, and the lenders would not be obligated to continue to advance funds under the Senior Credit Facility. If the amounts outstanding under the Senior Credit Facility or other agreements governing our outstanding debt, were accelerated, our assets may not be sufficient to repay in full the money owed to our lenders and holders of the 6.50% Exchangeable Senior Notes, the 6.00% Senior Notes, the 5.125% Senior Notes and the 5.875% Senior Notes and any other debt holders.

Because portions of our senior indebtedness have floating interest rates, a general increase in interest rates would adversely affect cash flows.

Borrowings under our Senior Credit Facility bear interest at a variable rate using a spread over, at our election, either LIBOR or an alternative base rate. As a result, to the extent our exposure to increases in interest rates is not eliminated through interest rate protection agreements, such increases will result in higher debt service costs which will adversely affect our cash flows. We currently do not have interest rate protection agreements in place to protect against interest rate fluctuations on borrowings under our senior credit facility. As of December 31, 2021, we had $1,546.9 million of indebtedness outstanding under our Senior Credit Facility, and a one percent increase in the interest rate applicable to our Senior Credit Facility would increase our annual interest expense by approximately $15 million.

Additionally, on July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021 and it is unclear whether new methods of calculating LIBOR will be established. If LIBOR ceases to exist, our borrowings will bear interest at an alternative base rate plus a spread, and our ability to borrow in currencies other than U.S. dollars will be limited, in each case until such a time as a comparable or successor reference rate for LIBOR is approved by the administrative agent, or agreed to by the Company and the lenders under our Senior Credit Facility. However, for U.S. dollar LIBOR, the relevant date was deferred to June 30, 2023 for certain tenors (including overnight and one, three, six and 12 months), at which time the LIBOR administrator will cease publication of U.S. dollar LIBOR. Despite this deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. These actions indicate that the continuation of U.S. LIBOR on the current basis cannot be guaranteed after June 30, 2023. Moreover, it is possible that U.S. LIBOR will be discontinued or modified prior to June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee consisting of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (SOFR), a new index calculated with a broad set of short-term repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United States or elsewhere. To the extent these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.

We depend on distributions from our subsidiaries to make payments on our indebtedness. These distributions may not be made.

A substantial portion of our business is conducted by our subsidiaries. Therefore, our ability to meet our payment obligations on our indebtedness is substantially dependent on the earnings of certain of our subsidiaries and the payment of funds to us by our subsidiaries as dividends, loans, advances or other payments. Our subsidiaries are separate and distinct legal entities and, unless they expressly guarantee any indebtedness of ours, they are not obligated to make funds available for payment of our indebtedness in the form of loans, distributions or otherwise. Our subsidiaries’ ability to make any such loans, distributions or other payments to us will depend on their earnings, business results, the terms of their existing and any future indebtedness, tax considerations and legal or contractual restrictions to which they may be subject. If our subsidiaries do not make such payments to us, our ability to repay our indebtedness may be materially adversely affected. For the year ended December 31, 2021, our subsidiaries accounted for 54.6% of our consolidated revenues, and as of December 31, 2021, our subsidiaries accounted for 93.2 % of our total assets.

We may not be able to satisfy our repurchase obligations in the event of a change of control or fundamental change because the terms of our indebtedness or lack of funds may prevent us from doing so.

Upon a change of control as specified in the indentures governing the terms of our senior notes, each holder of the 6.50% Exchangeable Senior Notes, the 6.00% Senior Notes, the 5.125% Senior Notes and the 5.875% Senior Notes will have the right to require us to repurchase their notes at 101% of their principal amount, plus accrued and unpaid interest, and liquidated damages, if any, to the date of repurchase. Upon a fundamental change as specified in the indenture governing the terms of the 6.50% Exchangeable Senior Notes, each holder of the 6.50% Exchangeable Senior Notes will have the right to require us to purchase for cash any or all of their notes at a purchase price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest.  In addition, upon exchange of the 6.50% Exchangeable Senior Notes, we may be required to make cash payments in respect of the notes being exchanged. The terms of the Senior Credit Facility limit our ability to repurchase the notes in the event of a change of control or fundamental change. Any future agreement governing any of our indebtedness may contain similar restrictions and provisions. Accordingly, it is possible that restrictions in the Senior Credit Facility or other indebtedness that may be incurred in the future will not allow the required repurchase of the 6.50% Exchangeable Senior Notes, the 6.00% Senior Notes, the 5.125% Senior Notes and the 5.875% Senior Notes upon a change of control or fundamental change. Even if such repurchase is permitted by the terms of our then existing indebtedness, we may not have sufficient funds available to satisfy our repurchase obligations. Our failure to purchase any of the senior notes would be a default under the indenture governing such notes, which in turn would trigger a default under the Senior Credit Facility and the indentures governing the other senior notes.

The conditional exchange features of the 6.5% Exchangeable Senior Notes, if triggered, may adversely affect our financial condition.

If one of the exchange contingencies of the 6.5% Exchangeable Senior Notes (the "Convertible Notes") is triggered, holders of the Convertible Notes will be entitled to exchange the Convertible Notes at any time during specified periods. If one or more holders elect to exchange their Convertible Notes, we would be required to settle a portion of or all of our exchange obligation through the payment of cash, which could adversely affect our liquidity and various aspects of our business (including our credit ratings and the trading price of the Convertible Notes). In addition, even if holders do not elect to exchange their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

Most of our facilities have experienced cases of COVID-19 in both our staff and individuals entrusted to our care. We have taken a number of comprehensive steps and measures to mitigate the transmission and risks of COVID-19 which we have outlined in our annual report on Form 10-K for the year ended December 31, 2021. This includes issuing guidance to all of our facilities that is consistent with the guidance issued for correctional and detention facilities by the Centers for Disease Control and Prevention; as the guidance has evolved updating our policies and procedures to include best practices for the prevention, assessment, and management of COVID-19, the implementation of quarantine and cohorting procedures to isolate confirmed and presumptive cases of COVID-19; ordering and receiving COVID-19 swab kits; purchasing and distributing personal protective equipment, including facemasks to all staff and individuals in our care at our facilities; increasing the frequency of distribution of personal hygiene products, including soap, shampoo and body wash and tissue paper; and administering COVID-19 vaccines and boosters in accordance with applicable guidelines on vaccine and booster distribution. We will continue to evaluate and refine these steps and measures as appropriate and necessary based on updated guidance by the CDC and best practices. Additionally, we have increased our spending on personal protective equipment, diagnostic testing, medical expenses, temperature scanners, protective plexiglass barriers and increased sanitation as a result of COVID-19. However, these steps and measures as well as the implementation of the COVID-19 vaccine and booster roll‑out in the jurisdictions we operate in and the ultimate effectiveness of the COVID-19 vaccine and boosters may prove to be insufficient in stopping or slowing the transmission of COVID-19 and the risks it poses to our staff and individuals entrusted to our care or may result in us spending more in additional expenditures than currently contemplated. If we were to be unable to fully staff our secure facilities, processing centers and community reentry centers due to confirmed or suspected COVID-19 cases, it could result in negative consequences, including fines, other penalties, or contract cancellations. Additionally, our government partners could require us to transfer inmates or detainees to other facilities in the event of a COVID-19 outbreak at one of our facilities.

           Certain states and cities in the U.S. have also responded to COVID-19 by instituting quarantines, restrictions on travel, “shelter in place” rules, and restrictions on types of businesses that may continue to operate. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly. Even though we have continued our operations as an essential government service provider, in early 2020, we began to observe negative impacts from the pandemic on our performance in our secure services business as a result of declines in crossings and apprehensions along the Southwest border, a decrease in court sentencing at the federal level and reduced operational capacity to promote social distancing protocols. In addition to court mandates related to COVID-19 that limit capacity utilization at certain facilities, a driver of low utilization across ICE facilities have been the Title 42 COVID-19 related restrictions that have been in place at the Southwest border since March 2020. Additionally, our reentry services business conducted through our Reentry Services business segment has also been negatively impacted, specifically our residential reentry centers were impacted due to lower levels of referrals by federal, state and local agencies. Throughout the pandemic, new intake at residential reentry centers have significantly slowed down as governmental agencies across the country have opted for non-residential alternatives, including furloughs, home confinement and day reporting. We expect that the COVID-19 pandemic will continue to have an impact on our populations for at least part of 2022, depending on various factors. While we experienced a significant increase in COVID-19 cases in the early part of 2022, consistent with the spread of the Omicron variant across the country, we are currently seeing a significant decline in cases among our staff and the individuals in our care. It is possible that government agencies, which may include our government partners, could release certain inmates and detainees from secure facilities, processing centers and community reentry centers, which could reduce the utilization of our facilities and our services. The BOP and or other government agencies may choose to evaluate their future capacity needs, not renew or rebid existing contracts or to seek contract modifications or contract terminations due to lower occupancies or for cost-cutting purposes due to the COVID-19 pandemic.

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

The COVID-19 pandemic has had repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. Currently, the capital markets and credit markets have been disrupted by the COVID-19 pandemic and our ability to obtain any additional financing on favorable terms, or at all, is not guaranteed and largely dependent upon evolving market conditions and other factors. Depending on the magnitude and duration of the COVID-19 pandemic, the adverse impact of the COVID-19 pandemic on our business, results of operations, financial condition and liquidity could be material. Even when the COVID-

19 pandemic has subsided, we may continue to experience significant adverse effects to our business as a result of its global economic impact, including any economic recession or downturn and the possibility this will result in government budgetary constraints or any changes to a government’s willingness to maintain or grow public-private partnerships in the future.

Risks Related to Our Business and Services

We partner with a limited number of governmental customers who account for a significant portion of our revenues. The loss of, or a significant decrease in revenues from, these customers could seriously harm our financial condition and results of operations.

We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. Of our governmental partners, three federal governmental agencies with correctional and detention responsibilities, the BOP, ICE, and the U.S. Marshals Service, accounted for 57.5% and 55.0% of our total consolidated revenues for the year ended December 31, 2021 and 2020, respectively, through multiple individual contracts, with the BOP accounting for 8.6% and 14.0% of our total consolidated revenues for 2021 and 2020, respectively, ICE accounting for 33.1% and 28.2% of our total consolidated revenues for 2021 and 2020, respectively, and the U.S. Marshals Service accounting for 15.9% and 12.7% of our total consolidated revenues for 2021 and 2020, respectively. However, no individual contract with these clients accounted for more than 10.0% of our total consolidated revenues for 2021. Government agencies from the State of Florida accounted for approximately 5% of our total consolidated revenues for the year ended December 31, 2021 through multiple individual contracts.

Our contracts with the BOP for our company-owned 1,900 bed D Ray James Correctional Facility in Folkston, Georgia expired on January 31, 2021, for our company-owned, 1,450-bed Rivers Correctional Facility in North Carolina expired on March 31, 2021, for our  1,878-bed Moshannon Valley Correctional Facility in Pennsylvania expired on March 31, 2021, for our county managed 1,800-bed Reeves County Detention Center I & II in Reeves County, Texas was terminated effective May 10, 2021, and for our company-owned 1,940-bed Great Plains Correctional Facility in Hinton, Oklahoma expired on May 31, 2021. The D Ray James Correctional Facility, Rivers Correctional Facility, Moshannon Valley Correctional Facility, Reeves County Detention Center I & II and Great Plains Correctional Facility generated approximately $60 million, $43 million, $42 million, $4 million, and $35 million, respectively, in annualized revenues for GEO. We were notified in August 2021 that the BOP has decided to not exercise the contract renewal option for our company-owned 1,732-bed Big Spring Correctional Facility and our company-owned 1,800-bed Flightline Correctional Facility when those contracts expire on November 30, 2022.  The Big Spring Correctional Facility and Flightline Correctional Facility generated approximately $33 million and $35 million, respectively. Our company-owned Northlake 1,800-bed Correctional Facility and our county managed Reeves County 1,376-bed Detention Center III are up for renewal on September 30, 2022 and June 30, 2022, respectively. The Northlake Correctional Facility and Reeves County Detention Center III generate approximately $35 million and $3 million respectively, in annualized revenues for GEO.

Our contract with the USMS for the company-owned Queens Detention Facility in New York expired on March 31, 2021. The Queens Detention Facility generated approximately $18 million in annualized revenues. Effective October 1, 2021, we entered into a six-month contract extension with the USMS for the 770-bed Western Region Detention Facility in California. The contract with the USMS was operating under a two-year option period which was scheduled to end on September 30, 2021.

              As of December 31, 2021, GEO has one company-owned facility under direct contract with the BOP, which has a current contract option period that expires on September 30, 2022, and three company-owned/company-leased facilities under direct contracts with USMS, which have current contract option periods that expire between March 31, 2022 and September 30, 2023. These facilities combined represented approximately 8% of our revenues for the year ended December 31, 2021.

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

Our governmental customers may also from time to time adopt, implement or modify certain policies or directives that may adversely affect our business. Our federal, state or local governmental partners may in the future choose to undertake a review of their utilization of public-private partnerships, or may re-negotiate, cancel or decide not to renew our existing contracts with them. For example, on January 26, 2021, President Biden signed an Executive Order directing the United States Attorney General not to renew Department of Justice contracts with privately operated criminal detention facilities. President Biden’s administration may implement further executive orders or directives relating to federal criminal justice policies and immigration policies which may impact the federal government’s use of public-private partnerships with respect to correctional and detention needs, including with respect to our contracts, and/or may impact the budget and spending priorities of federal agencies, including ICE. Various state partners have or may choose in the future to undertake a review of their utilization of public-private partnerships. For example, during the fourth quarter of 2019, the State of California enacted legislation that became effective on January 1, 2020 aimed at phasing out public-private partnership contracts for the operation of secure facilities within California and facilities outside of the State of California housing State of California inmates. Prior to such legislation, the State of California was among our top 10 customers relating to our owned and leased facilities. Additionally, we have public-private partnership contracts in place with ICE, the BOP and the U.S. Marshals Service relating to facilities located in California. As we previously disclosed, our contract for our Central Valley facility was discontinued by the State of California at the end of September 2019, and our two other California secure facility contracts for our Desert View and Golden State Facilities expired during 2020. During the fourth quarter of 2019, we signed two 15-year contracts with ICE for five company-owned facilities in California totaling 4,490 beds and a managed-only contract with the U.S. Marshals Service for the government-owned, 512-bed El Centro Service Processing Center in California. Although these contracts were entered into prior to January 1, 2020, we cannot assure you that there will not be public resistance to the implementation of these contracts, including litigation which may result in increased legal fees and costs. Additionally, we and the U.S. Department of Justice have filed separate legal actions challenging the constitutionality of the attempted ban on new federal contracts entered into after the effective date of the California law. On October 5, 2021, the Ninth Circuit Court of Appeals reversed a prior U.S. District Court decision dismissing the requests by GEO and the United States for declaratory and injunctive relief and ruled that AB32 conflicts with federal law in violation of the Supremacy Clause of the U.S. Constitution and discriminates against the federal government in violation of the intergovernmental immunity doctrine. Currently, the State of Arizona, the State of New Mexico and the State of Washington have proposed legislation similar to the California law. Delaware County, Pennsylvania has also announced its intention to take over the management of GEO’s managed-only contract for the 1,883-bed George W. Hill Correctional facility located in Thornton, Pennsylvania effective April 2022. The Pennsylvania facility generates approximately $46 million in annualized revenue for GEO.

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

Fluctuations in occupancy levels could cause a decrease in revenues and profitability.

While a substantial portion of our cost structure is generally fixed, most of our revenues are generated under facility management contracts which provide for per diem payments based upon daily occupancy. Several of these contracts provide fixed-price payments that cover a portion, or all of our fixed costs based on a guaranteed minimum level of occupancy regardless of the actual level of occupancy. During the pandemic, we have received these fixed-price payments at a number of our facilities where the actual level of occupancy was below the guaranteed minimum level of occupancy and as a result those facilities experienced a greater amount of profitability. If the levels of occupancy at the facilities subject to a guaranteed minimum level of occupancy were to increase, our costs may increase and therefore result in a decreased amount of profitability at these facilities with guaranteed minimum level of occupancy. However, many of our contracts have no fixed-price payments and simply provide for a per diem payment based on actual occupancy. As a result, with respect to our contracts that have no fixed-price payments, we are highly dependent upon the governmental agencies with which we have contracts to utilize our facilities. Under a per diem rate structure, a decrease in our utilization rates could cause a decrease in revenues and profitability. When combined with relatively fixed costs for operating each facility, regardless of the occupancy level, material fluctuations in occupancy levels at one or more of our facilities could have a material adverse effect on our revenues and profitability, and consequently, on our financial condition and/or results of operations.

State budgetary constraints may have a material adverse impact on us.

Long-running pressure on state budgets had eased in prior years amid widespread economic growth and tax revenue gains that resulted in the first budget surpluses in years for many states. The COVID-19 pandemic adversely impacted the economic expansion and budget surpluses enjoyed by numerous states. Still, some states were in a stronger position than others as they began to experience a public health emergency and their greatest fiscal and economic tests since the Great Recession of 2007-09. As of December 31, 2021, GEO had the following state clients: Florida, Georgia, Virginia, Indiana, Oklahoma, Alabama, New Jersey, New Mexico, Alaska, Arizona, Pennsylvania, Wyoming and Texas. If state budgetary conditions deteriorate, our 13 state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts with those customers on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. In addition, budgetary constraints in states that are not our current customers could prevent those states from using public-private partnerships for secure facilities, processing centers or community based service opportunities that we otherwise could have pursued.

From time to time, we may not have a management contract with a client to operate existing beds at a facility or new beds at a facility that we are expanding and we cannot assure you that such a contract will be obtained. Failure to obtain a management contract for these beds will subject us to carrying costs with no corresponding management revenue.

From time to time, we may not have a management contract with a customer to operate existing beds or new beds at facilities that we are currently in the process of renovating and expanding. While we will always strive to work diligently with a number of different customers for the use of these beds, we cannot assure you that a contract for the beds will be secured on a timely basis, or at all. While a facility or new beds at a facility are vacant, we incur carrying costs. In our U.S. Secure Services segment, as of December 31, 2021, we were marketing 9,812 vacant beds with a net book value of approximately $256.4 million at seven of our idle facilities to potential customers. In our Reentry Services segment, as of December 31, 2021, we were marketing 1,100 vacant beds with a net book value of approximately $25.3 million at two of our idle facilities to potential customers. The combined annual carrying cost of these idle facilities in 2022 is estimated to be $22.0 million, including depreciation expense of $12.7 million. Failure to secure a management contract for a facility or expansion project could have a material adverse impact on our financial condition, results of operations and/or cash flows. We review our facilities for impairment whenever events or changes in circumstances indicate the net book value of the facility may not be recoverable. Impairment charges taken on our facilities could require material charges to our results of operations. In addition, in order to secure a management contract for these beds, we may need to incur significant capital expenditures to renovate or further expand the facility to meet potential clients’ needs.

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

As of December 31, 2021, 19 of our facility management contracts were subject to competitive re-bid in 2022. These contracts in the aggregate represented 7% and approximately $158 million of our 2021 consolidated revenues. We cannot in fact assure you that we will prevail in future re-bid situations or that any competitive re-bids we win will be on terms more favorable to us than those in existence with respect to the applicable expiring contract.

Our federal, state or local governmental partners may in the future choose to undertake a review of their utilization of public-private partnerships, or may re-negotiate, cancel or decide not to renew our existing contracts with them. For example, on January 26, 2021, President Biden signed an Executive Order directing the United States Attorney General not to renew Department of Justice contracts with privately operated criminal detention facilities. President Biden’s administration or a future administration may implement further executive orders or directives relating to federal criminal justice policies and immigration policies which may impact the federal government’s use of public-private partnerships with respect to correctional and detention needs, including with respect to our contracts, and/or may impact the budget and spending priorities of federal agencies, including ICE.

Our contract with the BOP for our company-owned, 1,450-bed Rivers Correctional Facility ended on March 31, 2021 and in the fourth quarter of 2020 we were notified by the BOP that it has decided not to rebid the contract. In June 2020, we were also notified that the BOP will not be resoliciting the 1,900 beds at our company-owned D Ray James Correctional Facility in Folkston, Georgia and as a result our contract expired on January 31, 2021. In the first quarter of 2021, we were notified by the BOP that it has decided not to exercise the contract renewal option for the Moshannon Valley Correctional Facility in Pennsylvania when the contract base period expired on March 31, 2021. The Rivers Correctional Facility, D Ray James Correctional Facility and Moshannon Valley Correctional Facility generated approximately $43 million, $60 million, and $42 million, respectively, in annualized revenues for GEO. Lastly, our contracts with the BOP for our company-owned Great Plains 1,940-bed Correctional Facility, our company-owned Big Spring 1,732-bed Correctional Facility, our company-owned 1,800-bed Flightline Correctional Facility, our company-owned Northlake 1,800-bed Correctional Facility, our county managed Reeves County 1,800-bed Detention Center I & II, and our county managed Reeves County 1,376-bed Detention Center III are/were up for renewal on May 31, 2021, November 30, 2021, September 30, 2022, September 30, 2022 and June 30, 2022, respectively. The Great Plains, Big Springs, Flightline and Reeves I & II contracts were not renewed and we expect that the contracts at Northlake and Reeves III may not be renewed as a result of the Executive Order discussed above. The Great Plains, Big Spring, Flightline, Northlake Correctional Facilities, Reeves County Detention Center I & II and Reeves County Detention Center III generate approximately $35 million, $33 million, $35 million, $35 million, $4 million and $3 million respectively, in annualized revenues for GEO. For additional information on facility management contracts that we currently believe will be competitively re-bid during each of the next five years and thereafter, please see “Business — Government Contracts — Terminations, Renewals and Competitive Re-bids”. The loss by us of facility management contracts due to terminations, non-renewals or competitive re-bids could materially adversely affect our financial condition, results of operations and/or liquidity, including our ability to secure new facility management contracts from other government customers.

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

In particular, the demand for our secure facility and processing center services, electronic monitoring services, community-based reentry services and monitoring and supervision services could be affected by changes in existing policies which adversely impact the need for and acceptance of public-private partnerships across the spectrum of services we provide. Various factors outside our control could adversely impact the growth of our Reentry Services business, including government customer resistance to the public-private partnerships for residential community based facilities, and changes to Medicaid and similar reimbursement programs.

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

Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the contracting governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have a material adverse effect on our cash flow and financial condition, which may make it difficult to satisfy our payment obligations on our indebtedness, including the 6.50% Exchangeable Senior Notes, the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes and the senior credit facility, in a timely manner. In addition, as a result of, among other things, recent economic developments caused by the COVID-19 pandemic, domestically, federal, state and local governments have encountered, and may continue to encounter, unusual budgetary constraints. As a result, a number of state and local governments may be under pressure to control additional spending or reduce current levels of spending which could limit or eliminate appropriations for the facilities that we operate. Additionally, as a result of these factors, we may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. Budgetary limitations may also make it more difficult for us to renew our existing contracts on favorable terms or at all. Further, a number of states and foreign governments in which we operate may experience budget constraints for fiscal year 2022. We cannot assure you that these constraints would not result in reductions in per diems, delays in payment for services rendered or unilateral termination of contracts.

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

When we are awarded a contract to manage a facility, we may incur significant start-up and operating expenses, including the cost of constructing the facility, purchasing equipment and staffing the facility, before we receive any payments under the contract. These expenditures could result in a significant reduction in our cash reserves and may make it more difficult for us to meet other cash obligations, including our payment obligations on the 6.50% Exchangeable Senior Notes, the 6.00% Senior Notes, the 5.125% Senior Notes, the 5.875% Senior Notes and the Senior Credit Facility. In addition, a contract may be terminated prior to its scheduled expiration and as a result we may not recover these expenditures or realize any return on our investment.

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

For the year ended December 31, 2021 and 2020, our international operations, including facility design and construction, accounted for approximately 9% and 10%, respectively, of our consolidated revenues from operations. We face risks associated with our operations outside the United States. These risks include, among others, political and economic instability, exchange rate fluctuations, taxes, duties and the laws or regulations in those foreign jurisdictions in which we operate. In the event that we experience any difficulties arising from our operations in foreign markets, our business, financial condition and results of operations may be materially adversely affected.

We conduct certain of our operations through joint ventures or consortiums, which may lead to disagreements with our joint venture partners or business partners and adversely affect our interest in the joint ventures or consortiums.

We conduct our operations in South Africa through our consolidated joint venture, SACM, and through our 50% owned and unconsolidated joint venture South African Custodial Services Pty. Limited, referred to as SACS. We conduct our escort and related custody services in the United Kingdom through our 50% owned and unconsolidated joint venture in GEOAmey PECS Limited, which we refer to as GEOAmey. We may enter into additional joint ventures in the future. Although we have the majority vote in our consolidated joint venture, SACM, through our ownership of 62.5% of the voting shares, we share equal voting control on all significant matters to come before SACS. We also share equal voting control on all significant matters to come before GEOAmey. We are conducting certain operations in Victoria, Australia through a consortium comprised of our wholly owned subsidiary, GEO Australia, Forensic Care and Honeywell. The consortium is managing a 1,300-bed facility in Ravenhall, a location near Melbourne, Australia which was completed in November 2017. These joint venture partners, as well as any future partners, may have interests that are different from ours which may result in conflicting views as to the conduct of the business of the joint venture or consortium. In the event that we have a disagreement with a joint venture partner or consortium business partner as to the resolution of a particular issue to come before the joint venture or consortium, or as to the management or conduct of the business of the joint venture or consortium in general, we may not be able to resolve such disagreement in our favor and such disagreement could have a material adverse effect on our interest in the joint venture or consortium or the business of the joint venture or consortium in general.

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

We are dependent upon the continued service of each member of our senior management team, including George C. Zoley, Ph.D., our Executive Chairman, Jose Gordo, our Chief Executive Officer, Brian R. Evans, our Senior Vice President and Chief Financial Officer, James H. Black, our Senior Vice President and President, Secure Services, Ann Schlarb, our Senior Vice President and President, GEO Care, David Venturella, our Senior Vice President, Client Relations and also our other executive officers. The unexpected loss of Dr. Zoley, Mr. Gordo, Mr. Evans or any other key member of our senior management team could materially adversely affect our business, financial condition or results of operations.

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

At December 31, 2021, approximately 42% of our workforce was covered by collective bargaining agreements and, as of such date, collective bargaining agreements with approximately 14% of our employees were set to expire in less than one year. While approximately 42% of our workforce schedule is covered by collective bargaining agreements, increases in organizational activity or any future work stoppages could have a material adverse effect on our business, financial condition, or results of operations.

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

Risks Related to our Corporate Tax Structure

Our obligation to pay income taxes increased beginning with our taxable year ended December 31, 2021, which will result in a reduction to our earnings, and could have negative consequences to us.

We terminated our REIT election and became a taxable C corporation effective for the taxable year ended December 31, 2021. As a result, we will not be allowed a deduction for dividends paid to our stockholders in computing our taxable income and will be subject to U.S. federal and state income tax on our taxable income at corporate tax rates. This could impair our ability to satisfy our financial obligations and negatively impact the price of our securities.  This treatment could also reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability to us. Further, federal and state income tax rates could increase in the future, exacerbating these risks.  We also will be disqualified from electing REIT status under the Internal Revenue Code of 1986, as amended, or the Code, through December 31, 2025.

We may fail to realize the anticipated benefits of terminating our REIT election and becoming a taxable C corporation effective for our fiscal year ended December 31, 2021, or those benefits may take longer to realize than expected, if at all, or may not offset the costs of terminating our REIT election and becoming a taxable C Corporation.

We believe that terminating our REIT election and becoming a taxable C corporation will, among other things, provide us with greater flexibility to use our free cash flows as we will no longer be required to operate under the REIT rules, including the requirement to distribute at least 90% of our taxable income to our stockholders.  However, the amount of our free cash flows may not meet our expectations, which may reduce, or eliminate, the anticipated benefits of the transition from a REIT to a taxable C corporation.  For example, if our cash flows do not meet our expectations, we may be unable to reduce our net recourse debt and deleverage our debt as quickly as we desire. Moreover, there can be no assurance that the anticipated benefits of the transition from a REIT to a taxable C corporation will offset its costs, which could be greater than we expect.  Our failure to achieve the anticipated benefits of the transition from a REIT to a taxable C corporation at all, or in a timely manner, or a failure of any benefits realized to offset its costs, could negatively affect our business, financial condition, results of operations or the market price of our common stock.

If we failed to qualify as a REIT for those years for which we elected REIT status, we would be subject to corporate income taxes and would not be able to deduct distributions to stockholders when computing our taxable income for those years.

We operated in a manner that was intended to allow us to qualify as a REIT for federal income tax purposes during those years we elected REIT status, the fiscal years ended December 1, 2013 through December 31, 2020.  However, we cannot assure you that we qualified as a REIT during those years.  Qualification as a REIT required us to satisfy numerous requirements established under highly technical and complex sections of the Code for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, to qualify as a REIT, the REIT must derive at least 95% of its gross income in any year from qualifying sources. In addition, a REIT is required to distribute annually to its stockholders at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and must satisfy specified asset tests on a quarterly basis.  We received a favorable private letter ruling from the IRS with respect to certain issues relevant to our qualification as a REIT. Although we may generally rely upon the ruling, no assurance can be given that the IRS will not challenge our qualification as a REIT during those taxable years in which we elected REIT status on the basis of other issues or facts outside the scope of the ruling.

If we failed to qualify as a REIT in any taxable year we elected REIT status, we would be subject to federal income tax (including any applicable alternative minimum tax for years before 2018) on our taxable income computed in the usual manner for corporate taxpayers without deduction for distributions to our shareholders, and we may need to borrow additional funds or issue securities to pay such additional tax liability. Any such corporate income tax liability could be substantial and would reduce the amount of cash available for other purposes, because, unless we are entitled to relief under certain statutory provisions, we would be taxable as a C Corporation, beginning in the year in which the failure occurred.

Even if we qualified as a REIT for those years for which we elected REIT status, we may owe taxes under certain circumstances.

Even if we qualified as a REIT for those years we elected REIT status, we were subject to certain U.S. federal, state and local taxes on our income and property, including on taxable income that we did not distribute to our shareholders, and on net income from certain "prohibited transactions". In addition, the REIT provisions of the Code are complex and are not always subject to clear interpretation. For example, a REIT must derive at least 95% of its gross income in any year from qualifying sources, including rents from real property. Rents from real property include amounts received for the use of limited amounts of personal property and for certain services. Whether amounts constitute rents from real property or other qualifying income may not be entirely clear in all cases. We may fail to qualify as a REIT for those years we elected REIT status if we exceed the permissible amounts of non-qualifying income unless such failures qualify for relief under certain statutory relief provisions. Even if we qualify for statutory relief, we may be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more such relief provisions under the Code to maintain our qualification as a REIT for those years we elected REIT status. Furthermore, we conducted substantial activities through TRSs, and the income of those subsidiaries is subject to U.S. federal income tax at regular corporate rates.

Performing services through our TRSs during those years we elected REIT status may increase our overall tax liability or subject us to certain excise taxes.  A TRS may hold assets and earn income, including income earned from the performance of correctional services, that would not be qualifying assets or income if held or earned directly by a REIT.  During those years for which we elected REIT status, we conducted a significant portion of our business activities through our TRSs. Our TRSs were subject to federal, foreign, state and local income tax on their taxable income, and their after-tax net income generally is available for distribution to us but is not required to be distributed to us. The TRS rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis. We believe our arrangements with our TRSs were on arm's-length terms. If it is determined that our arrangements with our TRSs were not on an arm's-length terms, we would be subject to the 100% excise tax.

The value of the securities we owned in our TRSs during those years for which we elected REIT status was limited under the REIT asset tests.  Under the Code, no more than 20% of the value of the gross assets of a REIT may be represented by securities of one or more TRSs. This limitation affected our ability to increase the size of our TRSs' operations and assets during those years that we elected REIT status, and there can be no assurance that we were able to comply with this limitation. If it is determined that we were unable to comply with this limitation, we would fail to qualify as a REIT for those years for which we elected REIT status.

The tax imposed on REITs engaging in "prohibited transactions" could have limited our ability to engage in transactions which would be treated as sales for federal income tax purposes during those years for which we elected REIT status. A REIT's net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not believe that we held any properties that would be characterized as held for sale to customers in the ordinary course of our business during those years for which we elected REIT status, unless the sale or disposition qualified under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the Internal Revenue Service, or IRS, would agree with our characterization of our properties.

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

Our ability to obtain additional financing is highly dependent on the conditions of the capital markets, among other things. The capital and credit markets have experienced significant periods of volatility and disruption since the Great Recession of 2007-2009, and more recently during 2020 and 2021 due to the impact of the COVID-19 pandemic. During this time period, the economic impacts observed have included a downturn in the equity and debt markets, a tightening of the credit markets, a general economic slowdown and other macroeconomic conditions, volatility in stock prices and currency exchange rates, inflation, concerns over sovereign debt levels abroad and in the U.S. and concerns over the failure to adequately address the federal deficit and the debt ceiling. If those macroeconomic conditions continue or worsen in the future, we could be prevented from raising additional capital or obtaining additional financing on satisfactory terms, or at all. During 2019, several financial institutions, including some of our lenders, announced that they will not be renewing existing agreements or entering into new agreements with companies that operate secure services facilities and centers pursuant to public-private partnerships. Some of these same institutions have ceased their equity analyst coverage of our company. If we need, but cannot obtain, adequate capital as a result of negative conditions in the capital markets or otherwise, our business, results of operations and/or financial condition could be materially adversely affected. Additionally, such inability to obtain capital could prevent us from pursuing attractive business development opportunities, including new facility constructions or expansions of existing facilities, and business or asset acquisitions.

Risks Related to our Electronic Monitoring Products and Technology

Technological changes could cause our electronic monitoring products and technology to become obsolete or require the redesign of our electronic monitoring products, which could have a material adverse effect on our business.

Technological changes within the electronic monitoring business in which we conduct business, such as the conversion from Code Division Multiple Access (CDMA) to Long Term Evolution (LTE) technology for cellular network connectivity in the near future, may require us to expend substantial resources in an effort to develop and/or utilize new electronic monitoring products and technology. We may not be able to anticipate or respond to technological changes in a timely manner, and our response may not result in successful electronic monitoring product development and timely product introductions. If we are unable to anticipate or timely respond to technological changes, our business could be adversely affected and could compromise our competitive position, particularly if our competitors announce or introduce new electronic monitoring products and services in advance of us. Additionally, new electronic monitoring products and technology face the uncertainty of customer acceptance and reaction from competitors.

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

If our suppliers fail to supply components in a timely manner that meets our quantity, quality, cost requirements, or technical specifications, we may not be able to access alternative sources of these components within a reasonable period of time or at commercially reasonable rates. Recently we have been affected by the current microchip shortage which has caused us to pivot to other technology solutions. A reduction or interruption in the supply of components, or a significant increase in the price of components, could have a material adverse effect on our marketing and sales initiatives, which could adversely affect our financial condition and results of operations.

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

Risks Related to Acquisitions and Dispositions

We may not be able to successfully identify or consummate acquisitions or dispositions.

We pursue select acquisitions that meet our criteria for growth and profitability when market opportunities arise. We pursue select dispositions of assets and businesses that meet our criteria for maximizing the realization of value for such assets or businesses and for furthering our goal of deleveraging our balance sheet and reducing funded recourse debt. The pursuit of acquisitions or dispositions may pose certain risks to us. We may not be able to identify acquisition candidates that fit our criteria for growth and profitability. We may not be able to identify purchasers for the sale of any of our assets or businesses or we may not be able to obtain a purchase price for such assets or businesses that we feel is reflective of the quality of such assets or businesses. Even if we are able to identify such candidates or purchasers, we may not be able to acquire such targets or dispose of such assets or businesses on terms satisfactory to us. We will incur expenses and dedicate attention and resources associated with the review of acquisition or disposition opportunities, whether or not we consummate such acquisitions or dispositions.

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

Additionally, even if we are able to dispose of any assets or businesses on agreeable terms, we may not achieve the anticipated benefits of such disposition within the contemplated timing or at all.  A disposition of any assets or businesses may result in decreased earnings, revenue, or cash flow. We may also be subject to claims from the purchasers of such assets or businesses relating to liabilities or indemnification obligations in connection with such dispositions.  An inability to realize the full extent of, or any of, the anticipated benefits of a disposition as well as any delays that may be encountered in the disposition process, could have an adverse effect on our business, results of operations and our ability to deleverage our balance sheet and reduce funded recourse debt.

As a result of our acquisitions, we have recorded and will continue to record a significant amount of goodwill and other intangible assets. In the future, our goodwill or other intangible assets may become impaired, which could result in material non-cash charges to our results of operations.

We have a substantial amount of goodwill and other intangible assets resulting from business acquisitions. As of December 31, 2021, we had approximately $921.3 million of goodwill and other intangible assets. At least annually, or whenever events or changes in circumstances indicate a potential impairment in the carrying value (as defined by Generally Accepted Accounting Principles in the United States of America, or U.S. GAAP), we will evaluate this goodwill for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Estimated fair values could change and/or decline if there are changes in our capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, market capitalization, the political and regulatory environment and the effects of the COVID-19 pandemic. For example, our stock price has experienced a significant decline over the course of the last several years. A further decline or prolonged decline in the value of our stock price may result in material impairment charges. Impairments of goodwill or other intangible assets could require material non-cash charges to our results of operations.

Risks Related to Legal, Regulatory and Compliance Matters

Failure to comply with extensive government regulation and applicable contractual requirements could have a material adverse effect on our business, financial condition or results of operations.

The sector in which we operate is subject to extensive federal, state and local regulation, including educational, environmental, health care and safety laws, rules and regulations, which are administered by many regulatory authorities. Some of the regulations are unique to the sector, and the combination of regulations affects all areas of our operations. Corrections officers are customarily required to meet certain training standards, and, in some instances, facility personnel are required to be licensed and are subject to background investigations. Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with businesses owned by members of minority groups. We may not always successfully comply with these and other regulations to which we are subject and failure to comply can result in material penalties or the non-renewal or termination of facility management contracts. In addition, changes in existing regulations could require us to substantially modify the manner in which we conduct our business and, therefore, could have a material adverse effect on us.

In addition, public-private partnerships are increasingly subject to government legislation and regulation attempting to restrict the ability of private sector companies to operate facilities housing certain classifications of individuals, such as individuals from other jurisdictions or individuals at higher security levels. Legislation has been enacted in several states and has previously been proposed in the United States House of Representatives, containing such restrictions.

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

The nature of our services exposes us to various types of third-party allegations and legal claims, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by individuals within our care, medical malpractice claims, claims relating to the federal Trafficking and Victims Protection Act, claims relating to our COVID-19 response procedures, product liability claims, intellectual property infringement claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with our facilities, programs, electronic monitoring products, personnel or detainees, including damages arising from an inmate’s escape or from a disturbance or riot at a facility. In addition, our management contracts generally require us to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation.

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

During the third quarter of 2021, the court hearing the previously disclosed shareholder class action filed against GEO and certain of its officers granted in part and denied in part the defendants' motion to dismiss.  As set forth more fully in Note 17 – Commitments, Contingencies and Other Matters of the Notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, the court allowed narrowed claims to proceed against GEO and Mr. Zoley.  Also during the third quarter of 2021, as set forth more fully in Note 17 – Commitments, Contingencies and Other Matters of the Notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, a putative shareholder derivative complaint was filed in state court against GEO and its directors and certain of its officers.

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

The consideration of ESG factors in making investment and voting decisions is relatively new, and frameworks and methods used by investors for assessing ESG policies are not fully developed and vary considerably among the investment community. In December of 2021, we issued our third Human Rights and ESG report. The Human Rights and ESG report builds on the important milestone we achieved in 2013 when our Board adopted a Global Human Rights Policy by providing disclosures related to how we inform our employees of our commitment to respecting human rights; the criteria we use to assess human rights performance; and our contract compliance program, remedies to shortcomings in human rights performance, and independent verification of our performance by third party organizations. The Human Rights and ESG report also address criteria, based on recognized ESG reporting standards, related to the development of our employees; our efforts to advance environmental sustainability in the construction and operation of our facilities; and our adherence to ethical governance practices throughout our company. We also publish an annual Political Activity and Lobbying Report providing information on political contributions and our lobbying activities, including disclosure relating to political contributions at the corporate and GEO Political Action Committee level, contributions by recipient category of federal candidates, parties and committees and state/local candidates, parties and committees, amounts paid for lobbying activities and information relating to memberships in trade and membership associations, chambers of commerce and other groups where the annual membership fee is in excess of $25,000.

These policies, practices and reports, whether it be the standards we set for ourselves or ESG criteria established by third parties, whether or not we meet such standards, and the level of disclosure we provide in our reports may influence our reputation. For example, the perception held by our governmental partners, vendors, suppliers, shareholders, other stakeholders, the communities in which we do business or the general public may depend, in part, on the standards we have chosen to aspire to meet, whether or not we meet these standards on a timely basis or at all, whether or not we meet external ESG factors they deem relevant and the level of disclosure we provide relating to human rights, ESG, and our political and lobbying activities. The subjective nature and wide variety of frameworks and methods used by various stakeholders, including investors, to assess a company with respect to ESG criteria can result in the application or perception of negative ESG factors or a misrepresentation of our ESG policies and practices. Our failure to achieve progress on our human rights and ESG policies and practices on a timely basis, or at all, meet human rights or ESG criteria set by third parties, or provide the disclosure relating to human rights, ESG, political and lobbying activities which any third parties may believe is necessary or appropriate could adversely affect our business, financial condition and/or results of operations.

By electing to publicly share our Human Rights and ESG report and our Political Activity and Lobbying Report, our business may face increased scrutiny related to our human rights and ESG activities and our political contributions and lobbying activities. As a result, our reputation could be adversely impacted if we fail to act responsibly in the areas in which we report, such as human rights, the development of our workforce, safety and security, addressing recidivism, engaging with our stakeholders, ethics and governance, oversight and contract compliance, energy and environmental sustainability, financial management and performance and political contributions and lobbying activities. Any harm to our reputation resulting from setting these standards or our failure or perceived failure to meet such standards or resulting from the reporting of our political contributions and lobbying activities could impact: the willingness of our governmental partners, vendors and suppliers to do business with us or the quality of our relationships with our governmental partners, vendors and suppliers; our ability to access capital in the debt or equity markets; our investors willingness or ability to purchase or hold our securities; and employee retention and the quality of relations with our employees, any of which could adversely affect our business, financial condition and/or results of operations.

Risks Related to Our Common Stock

The market price of our common stock may vary substantially. If the market price of our common stock were to decline further in the future at a specific measurement time period that impacts our public float calculation, we could potentially lose our status as a well-known seasoned issuer and large accelerated filer and suffer negative consequences.

The market price of our common stock may vary substantially. Factors that could affect the market price of our common stock include the following:

•	actual or anticipated variations in our quarterly results of operations;
•	changes in market valuations of companies in our industry;
•	announcements by us or our competitors of changes to capital allocation strategy, acquisitions, dispositions, investments or strategic alliances;
•	changes in expectations of future financial performance or changes in estimates of securities analysts;
•	fluctuations in stock market prices and volumes;

•	issuances of common stock or other securities convertible into common stock in the future;
•	the addition or departure of key personnel; and
•	changes in the prospects of public-private partnerships.

          If the market price of our common stock were to decline further in the future at a specific measurement time period that impacts our public float calculation, we could potentially lose our status as a well-known seasoned issuer and large accelerated filer and suffer negative consequences. If we do not qualify as a well-known seasoned issuer, we will not be able to file automatic shelf registration statements on Form S-3ASR and enjoy the benefits associated with such registration statements, including that they become effective immediately upon filing, they permit companies to omit more information from the base prospectus than permitted for other shelf registration statements; they allow companies to register unspecified amounts of securities and do so without allocating among securities or between primary and secondary offerings, and they permit companies to pay filing fees on a "pay-as-you-go" basis at the time of each takedown from the shelf registration statement.  Furthermore, if the market price of our common stock were to decline further in the future we may cease to be a large accelerated filer based on the aggregate worldwide market value of our common stock held by our non-affiliates. The loss of status as a well-known seasoned issuer and large accelerated filer may impact the views or perceptions of investors and analysts and may influence investors' willingness to purchase or hold our securities or analysts' recommendations regarding our securities.

Future sales or issuances of shares of our common stock could adversely affect the market price of our common stock and may be dilutive to current shareholders.

Sales or issuances of shares of our common stock, or the perception that such sales or issuances could occur, could adversely affect the price for our common stock. As of December 31, 2021, there were 187,500,000 shares of common stock authorized under our Articles of Incorporation, of which 122,471,390 shares were outstanding. Our Board of Directors may authorize the issuance of additional authorized but unissued shares of our common stock or other authorized but unissued securities of ours at any time, including pursuant to our equity incentive plan and our employee stock purchase plan.

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

We are not restricted from issuing additional shares of our common stock or other instruments exchangeable or convertible into our common stock. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock.  If we issue more of our common stock or additional instruments exchangeable or convertible into or exercisable for our common stock, it may materially and adversely affect the price of our common stock and, in turn, the price of the Convertible Notes. Furthermore, the exchange, conversion or exercise of some or all of the Convertible Notes or such other instruments may dilute the ownership interests of existing shareholders, and any sales in the public market of shares of our common stock issuable upon any such exchange, conversion or exercise could adversely affect prevailing market prices of our common stock or the Convertible Notes. An offering or issuance of shares of our common stock may have a dilutive effect on our earnings per share and funds from operations per share after giving effect to the issuance of such shares of common stock and the receipt of the expected net proceeds. The actual amount of dilution from any offering of our equity securities, cannot be determined at this time. The market price of our common stock, Convertible Notes or other such instruments could decline as a result of sales of a large number of shares of our common stock in the market pursuant to an offering, or otherwise, or as a result of the perception or expectation that such sales or issuances could occur.

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

The information required herein is incorporated by reference from Note 17 – Commitments, Contingencies and Other Matters in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “GEO.” As of February 21, 2022, we had 497 shareholders of record. Shareholders of record does not include shareholders who own shares held in "street name."

As discussed above, on December 2, 2021, GEO’s Board unanimously approved a plan to terminate our REIT status and become a taxable C Corporation, effective for the year ended December 31, 2021.  In connection with terminating GEO’s REIT status, the Board also voted unanimously to discontinue our quarterly dividend payments and prioritize allocating GEO’s free cash flow to reduce debt.

Performance Graph

The following performance graph compares the performance of our common stock to the Russell 2000, the S&P 500 Commercial Services and Supplies Index, and the MSCI U.S. REIT Index and is provided in accordance with Item 201(e) of Regulation S-K.

Comparison of Five-Year Cumulative Total Return*

The GEO Group, Inc., Russell 2000,

S&P 500 Commercial Services and Supplies Index

and MSCI U.S. REIT Index

(Performance through December 31, 2021)

Date	The GEO Group, Inc.	Russell 2000	S&P 500 Commercial Services and Supplies	MSCI U.S. REIT Index
December 31, 2016	$100.00	$100.00	$100.00	$100.00
December 31, 2017	$105.08	$113.14	$109.44	$100.86
December 31, 2018	$95.25	$99.37	$106.05	$92.14
December 31, 2019	$88.77	$122.94	$145.49	$111.44
December 31, 2020	$45.98	$145.52	$177.44	$99.06
December 31, 2021	$41.42	$165.45	$229.06	$137.46

Assumes $100 invested on December 31, 2016 in our common stock and the respective Index.

*	Total return assumes reinvestment of dividends.
Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We specialize in the ownership, leasing and management of secure, reentry facilities and processing centers and the provision of community-based services in the United States, Australia and South Africa. We own, lease and operate a broad range of secure facilities including maximum, medium and minimum-security facilities, processing centers, and community-based reentry facilities. We offer counseling, education and/or treatment for alcohol and drug abuse problems at most of the domestic facilities we manage. We are also a provider of innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. Additionally, we have a contract with ICE to provide supervision and reporting services designed to improve the participation of non-detained aliens in the immigration court system. We develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency. We also provide secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through our joint venture GEOAmey.

As of December 31, 2021, our worldwide operations included the management and/or ownership of approximately 86,000 beds at 106 correctional, detention and reentry facilities, including idle facilities, and also included the provision of servicing more than 210,000 individuals in a community-based environment on behalf of federal, state and local correctional agencies located in all 50 states.

For the years ended December 31, 2021 and 2020, we had consolidated revenues of $2.3 billion and $2.4 billion, respectively, and we maintained an average company-wide facility occupancy rate of 85.4% including 74,834 active beds and excluding 11,200 idle beds for the year ended December 31, 2021, and 86.1% including 89,499 active beds and excluding 3,334 idle beds and beds under development for the year ended December 31, 2020.

REIT Election

On December 2, 2021, we announced that our Board unanimously approved a plan to terminate our REIT election and become a taxable C Corporation, effective for the year ended December 31, 2021. As a result, we are no longer required to operate under REIT rules, including the requirement to distribute at least 90% of REIT taxable income to our stockholders, which provides us with greater flexibility to use our free cash flow.  Effective January 1, 2021, we are subject to federal and state income taxes on our taxable income at applicable tax rates, and are no longer entitled to a tax deduction for dividends paid. We operated as a REIT for the 2020 tax year, and existing REIT requirements and limitations, including those established by our organizational documents, remained in place until December 31, 2020. Refer to Note 16 – Income Taxes of the Notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The Board also voted unanimously to discontinue our quarterly dividend payment and prioritize allocating our free cash flow to reduce debt.

Critical Accounting Policies and Estimates

          The consolidated financial statements in this report are prepared in conformity with U.S. generally accepted accounting principles, or GAAP.  As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  A summary of our significant accounting policies is described in Note 1 – Summary of Business Organization, Operations and Significant Accounting Policies of the notes to the consolidated financial statements contained Part II, Item 8 of this Annual Report.  The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

          Asset Impairments

The following table summarizes the Company’s idled facilities as of December 31, 2021 and their respective carrying values, excluding equipment and other assets that can be easily transferred to other facilities.

		Design		Net Carrying Value
Facility	Segment	Capacity	Year Idled	December 31, 2021
Great Plains Correctional Facility	Secure Services	1,940	2021	$68,479
D. Ray James Correctional Facility	Secure Services	1,900	2021	52,724
Rivers Correctional Facility	Secure Services	1,450	2021	39,644
Big Spring Correctional Facility	Secure Services	1,732	2021	35,828
Flightline Correctional Facility	Secure Services	1,800	2021	37,090
McFarland Female Community Reentry Facility	Secure Services	300	2020	11,498
Perry County Correctional Facility	Secure Services	690	2015	11,186
Cheyenne Mountain Recovery Center	Reentry Services	750	2020	17,145
Coleman Hall	Reentry Services	350	2017	8,139
Total		10,912		$281,733

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

We test idle facilities for impairment upon notification that the facilities will no longer be utilized by the customer. If a long-lived asset is part of a group that includes other assets, the unit of accounting for the long-lived asset is its group. Generally, we group assets by facility for the purpose of considering whether any impairment exists. The estimates of recoverability are based on projected undiscounted cash flows associated with actual marketing efforts where available or, in other instances, projected undiscounted cash flows that are comparable to historical cash flows from management contracts at similar facilities and sensitivity analyses that consider reductions to such cash flows. Our sensitivity analyses include adjustments to projected cash flows compared to the historical cash flows due to current business conditions which impact per diem rates as well as labor and other operating costs, changes related to facility mission due to changes in prospective clients, and changes in projected capacity and occupancy rates. We also factor in prolonged periods of vacancies as well as the time and costs required to ramp up facility population once a contract is obtained. We perform the impairment analysis on an annual basis for each of the idle facilities and take into consideration updates each quarter for market developments affecting the potential utilization of each of the facilities in order to identify events that may cause the Company to reconsider the most recent assumptions. Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than the terms used in our most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact our ability to house certain types of individuals at such facility. Further, a substantial increase in the number of available beds at other facilities we own, or in the marketplace, could lead to deterioration in market conditions and projected cash flows. Although they are not frequently received, an unsolicited offer to purchase any of our idle facilities, at amounts that are less than their carrying value could also cause us to reconsider the assumptions used in the most recent impairment analysis. We have identified marketing prospects to utilize each of the remaining currently idled facilities and have determined that no current impairment exists. However, we can provide no assurance that we will be able to secure management contracts to utilize our idle facilities, or that we will not incur impairment charges in the future.

          Reserves for Insurance Losses

The nature of our business exposes us to various types of third-party legal claims, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by individuals within our care, medical malpractice claims, product liability claims, intellectual property infringement claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with our facilities, programs, electronic monitoring products, personnel or individuals within our care, including damages arising from the escape of an individual in our care or from a disturbance or riot at a facility. In addition, our management contracts generally require us to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. We maintain a broad program of insurance coverage for these general types of claims, except for claims relating to employment matters, for which we carry no insurance. There can be no assurance that our insurance coverage will be adequate to cover all claims to which we may be exposed. It is our general practice to bring merged or acquired companies into our corporate master policies in order to take advantage of certain economies of scale.

On October 1, 2021, GEO formed a wholly owned captive insurance subsidiary, Florina Insurance Company, Inc. (“Florina”), to enhance our risk financing strategies. Florina is incorporated in the state of Vermont and is licensed and regulated by the state of Vermont, including with respect to its insurance programs, levels of liquidity and other requirements. GEO began procuring insurance policies to cover deductibles for workers’ compensation, general liability, automobile liability, medical professional liability and directors and officers’ liability as well as procuring insurance policies for its directors’ and officers’ excess liability and excess medical professional liability through Florina effective October 1, 2021. Florina holds cash and investments in order to meet solvency requirements and meet financial obligations as presented, including an investment portfolio of marketable fixed income and equity securities.

We currently maintain a general liability policy and excess liability policies with total limits of $70.0 million per occurrence and $90.0 million total general liability annual aggregate limits covering the operations of U.S. Secure Services, Reentry services and Electronic Monitoring and Supervision Services. We have a claims-made liability insurance program with a specific loss limit of $40.0 million per occurrence and in the aggregate related to medical professional liability claims arising out of correctional healthcare services. We are uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability, cybersecurity liability and automobile liability.

For most casualty insurance policies, we carry substantial deductibles or self-insured retentions of $4.0 million per occurrence for general liability and $5 million per occurrence for medical professional liability, $2.0 million per occurrence for workers’ compensation, $2.5 million per occurrence for directors and officers’ liability and $1.0 million per occurrence for automobile liability. In addition, certain of our facilities located in Florida and other high-risk hurricane areas carry substantial windstorm deductibles. Since hurricanes are considered unpredictable future events, no reserves have been established to pre-fund for potential windstorm damage. Limited commercial availability of certain types of insurance relating to windstorm exposure in coastal areas and earthquake exposure mainly in California and the Pacific Northwest may prevent us from insuring some of its facilities to full replacement value.

With respect to operations in South Africa and Australia, we utilize a combination of locally-procured insurance and global policies to meet contractual insurance requirements and protect us. In addition to these policies, our Australian subsidiary carries tail insurance on a general liability policy related to a discontinued contract.

Of the insurance policies discussed above, our most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves, which include Florina’s reserves and GEO’s legacy reserves, are undiscounted and were $74.2 million and $78.9 million as of December 31, 2021 and 2020, respectively, and are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially adversely impacted.

      Goodwill and Other Intangible Assets, Net

      Goodwill

We have recorded goodwill as a result of our business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Our goodwill is not amortized and is tested for impairment annually on the first day of the fourth quarter, and whenever events or circumstances arise that indicate impairment may have occurred. Impairment testing is performed for all reporting units that contain goodwill. The reporting units are the same as the reportable segments for U.S. Secure Services, Electronic Monitoring and Supervision Services, Reentry Services and International Services.

Under provisions of the qualitative analysis, when testing goodwill for impairment, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a quantitative impairment test to identify goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. The qualitative factors used by GEO’s management to determine the likelihood that the fair value of the reporting unit is less than the carrying amount include, among other things, a review of overall economic conditions and their current and future impact on our existing business, our financial performance and stock price, industry outlook and market competition. With respect to the qualitative assessments, management determined that, as of October 1, 2021, it was more likely than not that the fair values of the reporting units exceeded their carrying values. During the year ended December 31, 2020, in connection with our annual impairment test, we performed a quantitative analysis for our Reentry Services Segment using a third-party valuation firm to determine the estimated fair value of the reporting unit using a discounted cash flow model. A discount rate of 10% was utilized to adjust the cash flow forecasts based on management’s estimate of a market participant’s weighted-average cost of capital. Growth rates for sales and profits were determined using inputs from our long-term planning process. We also made estimates for discount rates and other factors based on market conditions, historical experience and other economic factors. Changes in these factors could significantly impact the fair value of the reporting unit. With respect to the Reentry Services reporting unit that was assessed quantitatively, management determined that the carrying value exceeded its fair value due to future declines in cash flow projections primarily due to the negative impact of the COVID-19 pandemic on our reentry facilities. As such, we recorded a goodwill impairment charge of $21.1 million during the year ended December 31, 2020. A change in one or combination of the assumptions discussed above could have impacted the estimated fair value of the reporting unit. If our expectations of future results and cash flows decrease significantly or other economic conditions deteriorate, goodwill may be further impaired.

         Other Intangible Assets, Net

We have also recorded other finite and indefinite lived intangible assets as a result of previously completed business combinations. Other acquired finite and indefinite lived intangible assets are recognized separately if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of our intent to do so. Our intangible assets include facility management contracts, trade names and technology. The facility management contracts represent customer relationships in the form of management contracts acquired at the time of each business combination; the value of BI’s and Protocol Criminal Justice, Inc.'s ("Protocol") trade names represent, among other intangible benefits, name recognition to its customers and intellectual property rights; and the acquired technology represents BI’s innovation with respect to its GPS tracking, monitoring, radio frequency monitoring, voice verification monitoring and alcohol compliance systems, Protocol's innovation with respect to its customer relationship management software and Soberlink, Inc.'s innovation with respect to its alcohol monitoring devices. When establishing useful lives, we consider the period and the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up; or, if that pattern cannot be reliably determined, using a straight-line amortization method over a period that may be shorter than the ultimate life of such intangible asset. We also consider the impact of renewal terms when establishing useful lives. We currently amortize our acquired facility management contracts over periods ranging from three to twenty-one years and its acquired technology over seven years to eight years. There is no residual value associated with our finite-lived intangible assets. We review our trade name assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. We do not amortize its indefinite lived intangible assets. We review our indefinite lived intangible assets annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. These reviews resulted in no significant impairment to the carrying value of the indefinite lived intangible assets for all periods presented. We record the costs associated with renewal and extension of facility management contracts as expenses in the period they are incurred.

Recent Accounting Pronouncements

The Company implemented the following accounting standards during the year ended December 31, 2021:

In November 2020, the SEC issued a final rule, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, that amended certain SEC disclosure requirements to primarily modernize, enhance and simplify financial statement disclosures required by Regulation S-K. We have adopted provisions in the rule in the fourth quarter of fiscal 2021, which primarily resulted in the removal of the selected financial data previously required by Item 301 and the removal of the quarterly financial data previously required by Item 302.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options”. The guidance in this update simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU also simplify the guidance in ASC 815-40, “Derivatives and Hedging: Contracts in an Entity’s Own Equity” by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or shares. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We elected to early adopt this standard effective January 1, 2021. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU No. 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715.20)" as a part of its disclosure framework project. The amendments in this update remove, modify and add certain disclosures primarily related to amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, explanations for reasons for significant gains and losses related to changes in the benefit obligation for the period, and projected and accumulated benefit obligations. The new standard was effective for us beginning January 1, 2021. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

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

Results of Operations

We have determined that our previously reportable business segment, Facility Construction and Design, no longer qualifies as a reportable segment as it no longer meets certain quantitative thresholds and has been aggregated with our International Services reportable business segment below.  In addition, we appointed a new Chief Executive Officer, the chief operating decision maker, during fiscal 2021. Based on changes to the way our chief operating decision maker views the business and financial results used to allocate resources to our electronic monitoring and supervision services operations, along with the growth of the business, we will report the electronic monitoring and supervision services operation as a separate reportable segment. This new segment will be presented as Electronic Monitoring and Supervision Services.  Previously, the electronic monitoring and supervision services operations were included in our GEO Care reportable segment. In addition, our GEO Care reportable segment was renamed to Reentry Services and will include services provided to adults for residential and non-residential treatment, educational and community-based programs, pre-release and half-way house programs   We have retroactively restated our segment presentation for the years ended December 31, 2021, 2020 and 2019 to reflect this change. Refer to Note 15 – Business Segments and Geographic Information of the Notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

2021 versus 2020

Revenues

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$1,488,936	66.0%	$1,571,216	66.9%	$(82,280)	(5.2)%
Electronic Monitoring and Supervision Services	278,934	12.4%	241,944	10.3%	36,990	15.3%
Reentry Services	274,893	12.2%	309,398	13.2%	(34,505)	(11.2)%
International Services	213,849	9.5%	227,540	9.7%	(13,691)	(6.0)%
Total	$2,256,612	100.0%	$2,350,098	100.0%	$(93,486)	(4.0)%

U.S. Secure Services

Revenues decreased by $82.3 million in 2021 compared to 2020 due to aggregate net decreases of $194.7 million primarily due to the ramp-down/deactivations of our company-owned D. Ray James, Rivers, Moshannon Valley, Flightline, Big Springs, Reeves I & II and Great Plains Correctional Facilities as well as our Queens Detention Facility and McFarland Female Community Reentry Facility. We also experienced the ramp-down/deactivations of our managed-only Bay and Graceville Correctional Facilities. These decreases were partially offset by aggregate net increases of $72.5 million resulting from the activations in late 2020 and early 2021 of our company-owned Golden State, Desert View and Central Valley Annexes and our company-owned Eagle Pass Detention Center and our managed-only contract for the El Centro Detention Center in California which was effective in December 2020. In addition, we experienced aggregate net increases in populations, transportation services and/or rates of $39.9 million primarily due to increased occupancy at our USMS facilities.

The number of compensated mandays in U.S. Secure Services facilities was approximately 18.7 million in 2021 and 21.4 million in 2020. We experienced an aggregate net decrease of approximately 2,700,000 mandays as a result of net decreases in population as a result of the impact of the COVID-19 pandemic as well as contract terminations, partially offset by contract activations discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Secure Services facilities was 88.2% and 88.3% of capacity in 2021 and 2020, respectively, excluding idle facilities.

Electronic Monitoring and Supervision Services

Revenues increased by $37.0 million in 2021 compared to 2020 primarily due to increased client and participant counts.

Reentry Services

Revenues decreased by $34.5 million in 2021 compared to 2020 primarily related to decreases of $10.9 million due to contract terminations/closures of underutilized facilities which have been impacted by the COVID-19 pandemic and other economic factors. Additionally, we experienced a decrease of $38.3 million as a result of the sale of our youth business which was effective July 1, 2021. We also experienced net decreases of $1.6 million due to decreases in census levels at certain of our community-based and reentry centers due to declines in programs as a result of lower levels of referrals by federal, state and local agencies primarily due to the impact of the COVID-19 pandemic. These decreases were partially offset by increases of $16.3 million due to new/reactivated contracts and programs.

International Services

Revenues for International Services decreased by $13.7 million in 2021 compared to 2020. We experienced a net decrease in revenues of $27.6 million which was primarily due to the transition of the Arthur Gorrie Correctional Centre to government operation in State of Queensland, Australia at the end of June 2020. Partially offsetting this decrease was an increase due to foreign exchange rate fluctuations of $14.0 million.

Operating Expenses

	2021	% of Segment Revenues	2020	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$1,112,290	74.7%	$1,191,562	75.8%	$(79,272)	(6.7)%
Electronic Monitoring and Supervision Services	121,442	43.5%	112,844	46.6%	8,598	7.6%
Reentry Services	205,992	74.9%	261,359	84.5%	(55,367)	(21.2)%
International Services	189,322	88.5%	205,730	90.4%	(16,408)	(8.0)%
Total	$1,629,046		$1,771,495		$(142,449)	(8.0)%

   Operating expenses consist of those expenses incurred in the operation and management of our Secure Services, Electronic Monitoring and Supervision Services, Reentry Services and International Services segments.

U.S. Secure Services

Operating expenses for U.S. Secure Services decreased by $79.3 million in 2021 compared to 2020 primarily due to decreases of $130.0 million related to the ramp-down/deactivations of our company-owned D. Ray James, Rivers, Moshannon Valley, Big Springs, Flightline, Reeves I & II and Great Plains Correctional Facilities as well as our Queens Detention Facility and McFarland Female Community Reenty Facility. We also experienced the ramp-down/deactivations of our managed-only Bay and Graceville Correctional Facilities. These decreases were partially offset by increases of $45.1 million resulting from the activations in late 2020 and early 2021 of our company-owned Golden State, Desert View and Central Valley Annexes, our company-owned Eagle Pass Detention Center and our managed-only contract for the El Centro Detention Center in California which was effective in December 2020. Additionally, we experienced aggregate net increases of $5.6 million primarily due to increased occupancy at our USMS facilities mainly due to the large increase in the number of crossings at the Southern border during 2021 partially offset by decreased occupancy at our ICE facilities and the associated decrease in related variable costs.

Electronic Monitoring and Supervision Services

Operating expenses increased by $8.6 million in 2021 compared to 2020 primarily due to increased client and participant counts.

Reentry Services

Operating expenses decreased by $55.4 million during 2021 compared to 2020 primarily due to aggregate decreases of $28.0 million related to contract terminations/closures of underutilized facilities as a result of the COVID-19 pandemic and other economic factors. We also experienced a decrease of $36.3 million as a result of the sale of our youth business which was effective July 1, 2021. These decreases were partially offset by increases of $4.2 million due to new/reactivated contracts and programs and day reporting center openings and increases of $4.7 million in census levels at certain of our community-based and reentry centers. Operating expenses as a percentage of revenue decreased in 2021 compared to 2020 primarily due to the closure of underperforming/underutilized facilities as discussed above.

International Services

Operating expenses for International Services decreased by $16.4 million in 2021 compared to 2020. We experienced a net decrease in operating expenses of $31.4 million which was primarily due to the transition of the Arthur Gorrie Correctional Centre to government operation in State of Queensland, Australia at the end of June 2020. This decrease was partially offset by an increase due to foreign exchange rate fluctuations of $15.0 million.

Depreciation and Amortization

	2021	% of Segment Revenue	2020	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$83,721	5.6%	$80,702	5.1%	$3,019	3.7%
Electronic Monitoring and Supervision Services	30,422	10.9%	31,678	13.1%	(1,256)	(4.0)%
Reentry Services	18,773	6.8%	20,154	6.5%	(1,381)	(6.9)%
International Services	2,261	1.1%	2,146	0.9%	115	5.4%
Total	$135,177	6.0%	$134,680	5.7%	$497	0.4%

U.S. Secure Services

U.S. Secure Services depreciation and amortization expense increased in 2021 compared to 2020 primarily due to renovations in connection with our contract activations at certain of our company-owned facilities as previously discussed.

Electronic Monitoring and Supervision Services

Depreciation and amortization expense decreased in 2021 compared to 2020 due to certain assets becoming fully depreciated and/or amortized.

Reentry Services

Depreciation and amortization expense decreased in 2021 compared to 2020 primarily due to certain asset dispositions as discussed under Net Gain (Loss) on Asset Dispositions further below.

International Services

Depreciation and amortization expense increased slightly in 2021 compared to 2020 primarily due to foreign exchange rate fluctuations.

Other Unallocated Operating Expenses

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$204,306	9.1%	$193,372	8.2%	$10,934	5.7%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased in 2021 compared to 2020 by $10.9 million primarily due to one-time employee restructuring expenses of $9.0 million. We also experienced an increase of $6.6 million in professional fees for financial and legal advisors assisting us in reviewing capital structure alternatives. Partially offsetting this increase was a decrease in stock-based compensation of $4.7 million along with less travel, marketing, business development and other corporate administrative expenses primarily due to the impacts of the COVID-19 pandemic.

Goodwill Impairment Charges

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Goodwill Impairment Charges	$—	0.0%	$21,146	0.9%	$(21,146)	100.0%

In connection with our annual goodwill testing, in 2020 we determined that the carrying value of our reentry services reporting unit exceeded its fair value as a result of projections of future declines in cash flow primarily due to the impact of the COVID-19 pandemic. As such, we recorded a goodwill impairment charge of $21.1 million during the year ended December 31, 2020. Refer to Note 1 – Summary of Business Organization, Operations and Significant Accounting Policies – Goodwill and Other Intangible Assets of the Notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K

Non-Operating Income and Expense

Interest Income and Interest Expense

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$24,007	1.1%	$23,072	1.0%	$935	4.1%
Interest Expense	$129,460	5.7%	$126,837	5.4%	$2,623	2.1%

Interest income increased in 2021 compared to 2020 primarily due to higher cash balances at our international subsidiaries along with the effect of foreign exchange rate fluctuations related to our contract receivable balance for our facility in Ravenhall, Australia.

Interest expense increased in 2021 compared to 2020 primarily due to higher balances on the revolver component of our credit facility. During 2021, we drew down significant amounts on our revolver as a conservative precautionary step to preserve liquidity, maintain financial flexibility, and obtain additional funds for general corporate purposes. Partially offsetting the increase was the effect of decreases in the LIBOR rate. Refer to Note 12- Debt of the Notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Gain on Extinguishment of Debt

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Gain on Extinguishment of Debt	$4,693	0.2%	$5,319	0.2%	$(626)	(11.8)%

During 2021, we repurchased $22.5 million in aggregate principal amount of our 5.125% Senior Notes at a weighted average price of 90.68% for a total cost of $20.4 million. Additionally, we repurchased $17.2 million in aggregate principal amount of our 5.875% Senior Notes at a weighted average price of 79.51% for a total cost of $13.7 million. As a result of these repurchases, we recognized a net gain on extinguishment of debt of $4.7 million, net of the write-off of associated unamortized deferred loan costs.

During 2020, we repurchased approximately $7.5 million in aggregate principal amount of our 5.875% Senior Notes at a weighted average price of 77.28% for a total cost of $5.8 million. Additionally, during 2020, we repurchased approximately $18.2 million in aggregate principal amount of our 5.125% Senior Notes at a weighted average price of 78.99% for a total cost of $14.3 million. As a result of these repurchases, we recognized a net gain on extinguishment of debt of $5.3 million during the year ended December 31, 2020.

Refer to Note 12- Debt of the Notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Net Gain (Loss) on Disposition of Assets

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Net Gain (Loss) on Disposition of Assets	$5,499	0.2%	$(6,831)	(0.3)%	$12,330	(180.5)%

The net gain on disposition of assets in 2021 was primarily due to the sale of our interest in Talbot Hall, located in New Jersey, and the sale of our company-owned McCabe Center, located in Texas.  The gain was partially offset by a loss on the divestiture of our youth division on July 1, 2021. Refer to Note 17- Commitments, Contingencies and Other Matters of the Notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The net loss on disposition of assets in 2020 was primarily due to the impairment of our leased Logan and Toler Hall facilities, located in New Jersey.

Provision for Income Taxes

	2021	Effective Rate	2020	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$122,730	63.6%	$20,463	16.5%	$102,267	500%

The provision for income taxes in 2021 increased compared to 2020 along with the effective tax rate principally due to the Company electing to terminate its REIT status and become a taxable C corporation.  In 2021, there was a $74.6 million discrete tax expense, inclusive of a one-time, non-cash deferred tax charge of $70.8 million related to the termination of the REIT status and a $3.6 million discrete tax expense related to stock compensation that vested during the period which is similar to the related amount incurred in 2020.  In contrast, in 2020, there was a $4.2 million discrete tax expense, inclusive of a $3.6 million discrete tax expense related to stock compensation that vested during the period.  Furthermore, the effective tax rate increased as a result of the goodwill impairment, which is not deductible for tax purposes. For years prior to 2021, we were a REIT and as such were required to distribute at least 90% of our REIT taxable income to shareholders and in turn were allowed a deduction for the distribution at the REIT level. Our wholly owned taxable REIT subsidiaries were fully subject to federal, state and foreign income taxes, as applicable. We estimate our 2022 annual effective tax rate to be in the range of approximately 27% to 29% exclusive of any discrete items.

Equity in Earnings of Affiliates

	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$7,141	0.3%	$9,166	0.4%	$(2,025)	(22.1)%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates in 2021 compared to 2020 decreased primarily due to unfavorable performance at GEOAmey.

2020 versus 2019

Revenues

	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$1,571,216	66.9%	$1,601,679	64.6%	$(30,463)	(1.9)%
Electronic Monitoring and Supervision Services	241,944	10.3%	256,954	10.4%	(15,010)	(5.8)%
Reentry Services	309,398	13.2%	357,295	14.4%	(47,897)	(13.4)%
International Services	227,540	9.7%	261,994	10.6%	(34,454)	(13.2)%
Total	$2,350,098	100.0%	$2,477,922	100.0%	$(127,824)	(5.2)%

U.S. Secure Services

Revenues decreased in 2020 by $30.5 million compared to 2019 primarily due to net decreases in populations of $36.5 million at our ICE processing centers and USMS facilities due to the COVID-19 pandemic, which resulted in declines in crossings and apprehensions along the Southwest border, as well as decreases in court sentencing at the federal levels. Additionally, revenues decreased by $66.1 million due to the discontinuation of our California Modified Community Correctional Facility contracts along with other contract discontinuations. Various governmental agencies have also taken steps to decrease the number of those in custody to adhere to social distancing protocols. We also experienced net decreases in population, transportation services and/or rates of $3.7 million at our BOP and state facilities. These decreases were partially offset by increases of $75.8 million resulting from the activation of our contracts at our company-owned and previously idled South Louisiana Processing Center in Basile, Louisiana during the third quarter of 2019, our company-owned and previously idled North Lake Correctional Facility in Baldwin, Michigan which was activated on October 1, 2019, our managed-only contract for the El Centro Detention Center in California which was effective in December 2019, the activation of our company-owned Golden State Annex facility in California which was effective in September 2020 as well as the activation of the county-owned Reeves County Detention Center I & II in the third quarter of 2019.

The number of compensated mandays in U.S. Secure Services facilities was approximately 21.7 million in 2020 and 23.5 million in 2019. We experienced an aggregate net decrease of approximately 1,800,000 mandays as a result of net decreases in population as a result of the impact of the COVID-19 pandemic as well as contract terminations, partially offset by contract activations discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Secure Services facilities was 89.3% and 94.9% of capacity in 2020 and 2019, respectively, excluding idle facilities.

Electronic Monitoring and Supervision Services

Revenues decreased in 2020 by $15.0 million compared to 2019 primarily due to decreases in blended rates and average client and participant counts.

Reentry Services

Revenues decreased in 2020 by $47.9 million compared to 2019 primarily due to aggregate decreases of $42.4 million related to contract discontinuations/closures of underutilized facilities which have been impacted by the COVID-19 pandemic and other factors. In addition, we experienced decreases of $11.4 million related to net decreases in census levels at certain of our community-based and reentry centers due to declines in programs as a result of lower levels of referrals by federal, state and local agencies primarily due to the impact of the COVID-19 pandemic. These decreases were partially offset by increases of $5.9 million due to new/reactivated contracts and programs.

International Services

Revenues for International Services decreased by $34.5 million in 2020 compared to 2019 which was primarily due to the transition of the Arthur Gorrie Correctional Centre to government operation in State of Queensland, Australia at the end of June 2020 along with the effects of foreign exchange rate fluctuations.

Operating Expenses

	2020	% of Segment Revenues	2019	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$1,191,562	75.8%	$1,199,314	74.9%	$(7,752)	(0.6)%
Electronic Monitoring and Supervision Services	112,844	46.6%	122,588	47.7%	(9,744)	(7.9)%
Reentry Services	261,359	84.5%	293,036	82.0%	(31,677)	(10.8)%
International Services	205,730	90.4%	243,127	92.8%	(37,397)	(15.4)%
Total	$1,771,495		$1,858,065		$(86,570)	(4.7)%

U.S. Secure Services

Operating expenses for U.S. Secure Services decreased by $7.8 million in 2020 compared to 2019. We experienced decreases of $31.5 million at certain of our facilities primarily due to contract discontinuations. Additionally, we experienced aggregate net decreases of $26.8 million related to decreases in population, transportation services and the variable costs associated with those services primarily as a result of the impacts of the COVID-19 pandemic as described above. These decreases were partially offset by increases of $50.5 million from the activation of our contracts at our company-owned and previously idled South Louisiana Processing Center in Basile, Louisiana during the third quarter of 2019, our company-owned and previously idled North Lake Correctional Facility in Baldwin, Michigan which was activated on October 1, 2019, our managed-only contract for the El Centro Detention Center in California which was effective in December 2019 as well as activation of our company-owned Golden State Annex facility in California which was effective in September 2020.

Electronic Monitoring and Supervision Services

Operating expenses decreased by $9.7 million in 2020 compared to 2019 primarily due to decreases in average client and participant counts.

Reentry Services

Operating expenses for Reentry Services decreased by $31.7 million during 2020 compared to 2019 primarily due to net decreases of $30.2 million from contract discontinuations/closures of underutilized facilities. Additionally, we experienced $7.3 million of net decreases related to census levels at certain of our community-based reentry centers and day reporting centers due to the impact of the COVID-19 pandemic. These decreases were partially offset by increases of $5.8 million due to new/reactivated contracts and programs and day reporting center openings.

International Services

Operating expenses for International Services decreased by $37.4 million in 2020 compared to 2019 which was primarily due to the transition of the Arthur Gorrie Correctional Centre to government operation in State of Queensland, Australia at the end of June 2020 along with the effects of foreign exchange rate fluctuations.

Depreciation and Amortization

	2020	% of Segment Revenue	2019	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$80,702	5.1%	$78,974	4.9%	$1,728	2.2%
Electronic Monitoring and Supervision Services	31,678	13.1%	29,828	11.6%	1,850	6.2%
Reentry Services	20,154	6.5%	19,953	5.6%	201	1.0%
International Services	2,146	0.9%	2,070	0.8%	76	3.7%
Total	$134,680	6.0%	$130,825	5.6%	$3,855	2.9%

U.S. Secure Services

U.S. Secure Services depreciation and amortization expense increased in 2020 compared to 2019 primarily due to renovations in connection with our contract activations at certain of our company-owned facilities as previously discussed.

Electronic Monitoring and Supervision Services

Electronic Monitoring and Supervisions Services depreciation and amortization expense increased in 2020 compared to 2019 due to certain leasehold improvement and equipment additions.

Reentry Services

Reentry Services depreciation and amortization expense increased in 2020 compared to 2019 primarily due to renovations at certain of our centers.

International Services

Depreciation and amortization expense increased slightly in 2020 compared to 2019 as a result of renovations during 2019 and 2020 at several of our international facilities.

Other Unallocated Operating Expenses

General and Administrative Expenses

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

In connection with our annual goodwill testing, we determined that the carrying value of our reentry services reporting unit exceeded its fair value as a result of projections of future declines in cash flow primarily due to the impact of the COVID-19 pandemic. As such, we recorded a goodwill impairment charge of $21.1 million during the year ended December 31, 2020.

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

Gain (Loss) on Extinguishment of Debt

	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Gain (Loss) on Extinguishment of Debt	$5,319	0.2%	$(4,795)	-0.2%	$10,114	(210.9)%

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

Additionally, during 2019, we repurchased approximately $56 million in aggregate principal amount of our 5.875% Senior Notes due 2022 at a weighted average price of 97.55% for a total cost of $54.7 million. As the result of the repurchases, we recognized a net gain on extinguishment of debt of $0.9 million which partially offset the loss discussed above.

Net Loss on Disposition of Assets

	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Disposition of Assets	$6,831	0.3%	$2,693	0.1%	$4,138	153.7%

The net loss on disposition of assets in 2020 was primarily due to the impairment of our leased Logan and Toler Hall facilities, located in New Jersey. The net loss on disposition of assets in 2019 was primarily due to the impairment of our Penn Pavillion regional office in New Jersey and our JB Evans Correctional Center in Louisiana.

Provision for Income Taxes

	2020	Effective Rate	2019	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$20,463	16.5%	$16,648	9.6%	$3,815	23%

The provision for income taxes in 2020 increased compared to 2019 along with the effective tax rate which is due to a change in the composition of our income between our REIT and TRS subsidiaries and certain non-recurring items. In 2020, there was a $4.2 million discrete tax expense, inclusive of a $3.6 million discrete tax expense related to stock compensation that vested during the period.  In contrast, in 2019, there was a $0.5 million discrete tax benefit, net of a $0.2 million discrete tax expense related to stock compensation that vested during the period. Furthermore, the effective tax rate increased as a result of the impairment, which is not deductible for tax purposes.  As a REIT, we were required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. Our wholly owned taxable REIT subsidiaries continued to be fully subject to federal, state and foreign income taxes, as applicable.

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

As of December 31, 2021, we were developing a number of contractually committed projects that we estimate will cost approximately $20.9 million, of which $8.3 million was spent through December 31, 2021. We estimate our remaining contractually committed capital requirements to be approximately $12.6 million. These projects are expected to be completed through 2022.

We plan to fund all of our capital needs, including capital expenditures, from cash on hand, cash from operations, borrowings under our Senior Credit Facility and any other financings which our management and Board of Directors, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under the $900.0 million Revolver. Our management believes that cash on hand, cash flows from operations and availability under our Senior Credit Facility will be adequate to support our capital requirements for 2022 as disclosed under “Capital Requirements” above.

Liquidity and Capital Resources

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

Subject to certain restrictions on share ownership and transfer, holders may exchange the notes at their option prior to the close of business on the business day immediately preceding November 25, 2025, but only under the following circumstances: (1) during the five consecutive business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the exchange rate for the notes on each such trading day; or (2) upon the occurrence of certain specified corporate events. On or after November 25, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, holders may exchange their notes at any time, regardless of the foregoing circumstances. Upon exchange of a note, we will pay or deliver, as the case may be, cash or a combination of cash and shares of our common stock. As of December 31, 2021, conditions had not been met to exchange the notes.

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

We used the net proceeds from this offering, including the exercise in full of the initial purchasers' over-allotment option, to fund the redemption of the then outstanding amount of approximately $194.0 million of our existing 5.875% senior notes due 2022, to re-purchase additional senior notes and we used the remaining net proceeds to pay related transaction fees and expenses, and for general corporate purposes of the Company. As a result of the redemption, deferred loan costs in the amount of approximately $0.7 million were written off to loss on extinguishment of debt during the year ended December 31, 2021.

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

A syndicate of approximately 65 lenders participate in our Credit Agreement, six of which have indicated that they do not intend to provide new financing to GEO but will honor their existing obligations. Refer to Item 1A - Risk Factors included in Part I of this Annual Report on Form 10-K for further discussion. The banks that have withdrawn participation remain contractually committed for approximately three years. Additionally, these six banks represent 54% of the lending commitments under the revolver component of our senior credit facility. We are in frequent communication with potential new lenders as well as the credit rating agencies. In March 2021, Moody’s Investors Service downgraded GEO’s issuer rating to B2 and in May 2021, Standard & Poor’s S&P Global downgraded GEO’s issuer rating to CCC+.

As of December 31, 2021, we had $762.0 million in aggregate borrowings outstanding under the Term Loan, $784.9 million in borrowings under the revolver, and approximately $95.8 million in letters of credit which left $19.3 million in additional borrowing capacity under the revolver. In addition, we have the ability to increase the Senior Credit Facility by an additional $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions thereunder. Refer to Note 12 - Debt in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Debt Repurchases

On August 16, 2019, our Board authorized us to repurchase and/or retire a portion of the 6.00% Senior Notes due 2026, the 5.875% Senior Notes due 2024, the 5.125% Senior Notes due 2023, the 5.875% Senior Notes due 2022 (collectively the "GEO Senior Notes") and our term loan under our Amended Credit Agreement through cash purchases, in open market, privately negotiated transactions, or otherwise, up to an aggregate maximum of $100.0 million, subject to certain limitations through December 31, 2020. On February 11, 2021, our Board authorized a new repurchase program for repurchases/retirements of the above referenced GEO Senior Notes and term loan, subject to certain limitations up to an aggregate maximum of $100.0 million through December 31, 2022.

During 2021, we repurchased $22.5 million in aggregate principal amount of our 5.125% Senior Notes due 2023 at a weighted average price of 90.68% for a total cost of $20.4 million. Additionally, we repurchased $17.2 million in aggregate principal amount of our 5.875% Senior Notes due 2024 at a weighted average price of 79.51% for a total cost of $13.7 million. As a result of these repurchases, we recognized a net gain on extinguishment of debt of $4.7 million, net of the write-off of associated unamortized deferred loan costs.

During 2020, we repurchased approximately $7.5 million in aggregate principal amount of our 5.875% Senior Notes due 2024 at a weighted average price of 77.28% for a total cost of $5.8 million. Additionally, during 2020, we repurchased approximately $18.2 million in aggregate principal amount of our 5.125% Senior Notes due 2023 at a weighted average price of 78.99% for a total cost of $14.3 million. As a result of these repurchases, we recognized a net gain on extinguishment of debt of $5.3 million during the year ended December 31, 2020.

We consider opportunities for future business and/or asset acquisitions as we deem appropriate when market conditions present opportunities. If we are successful in our pursuit of any new projects, our cash on hand, cash flows from operations and borrowings under the existing Credit Facility may not provide sufficient liquidity to meet our capital needs and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. Additionally, the magnitude, severity and duration of the COVID-19 pandemic may negatively impact the availability of opportunities for future business and/or asset acquisitions and market conditions generally. In the future, our access to capital and ability to compete for future capital intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the 5.125% Senior Notes, the indenture governing the 5.875% Senior Notes due 2024, the indenture governing the 6.00% Senior Notes, the indenture governing our Convertible Notes and our Credit Agreement. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse effect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we were in compliance with our debt covenants as of December 31, 2021 and we expect to continue to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

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

Senior Credit Facility

In 2021, we elected to draw down significant amounts in borrowings under the revolver component of our credit facility as a conservative precautionary step to preserve liquidity, maintain financial flexibility and obtain funds for general business purposes.

Quarterly Dividends

As previously discussed above, on December 2, 2021, GEO’s Board unanimously approved a plan to terminate our REIT status and become a taxable C Corporation, effective for the year ended December 31, 2021. In connection with terminating the GEO’s REIT status, the Board also voted unanimously to discontinue our quarterly dividend payments and prioritize allocating GEO’s free cash flow to reduce debt.

Stock Buyback Program

On February 14, 2018, we announced that our Board authorized a stock buyback program authorizing us to repurchase up to a maximum of $200 million of our shares of common stock. The stock buyback program was funded primarily with cash on hand, free cash flow and borrowings under our $900 million revolving credit facility. The program expired on October 20, 2020. The stock buyback program was intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable SEC requirements. The stock buyback program did not obligate us to purchase any specific amount of our common stock and could have been suspended or extended at any time at the discretion of our Board. During the year ended December 31, 2020, we purchased 553,665 shares of our common stock at a cost of $9.0 million primarily purchased with proceeds from our Revolver. There were no purchases of our common stock during the years ended December 31, 2021 or 2019.

Automatic Shelf Registration on Form S-3

On October 30, 2020, we filed an automatic shelf registration on Form S-3 with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, guarantees of debt securities, warrants and units. The shelf registration statement is automatically effective and is valid for three years.

Prospectus Supplement

On June 28, 2021, in connection with the shelf registration, we filed with the SEC a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $300 million through sales agents. Sales of shares of our common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, will be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the year ended December 31, 2021.

Non-Recourse Debt

Northwest ICE Processing Center

On December 9, 2011, the Washington Economic Development Finance Authority issued $54.4 million of its Washington Economic Development Finance Authority Taxable Economic Development Revenue Bonds, series 2011 (“2011 Revenue Bonds”). The 2011 Revenue Bonds were issued to provide funds to make a loan to Correctional Services Corporation (“CSC”) for purposes of reimbursing GEO for costs incurred by GEO for the 2009 expansion of the Northwest ICE Processing Center and paying the costs of issuing the 2011 Revenue Bonds. The payment of principal and interest on the bonds was non-recourse to GEO. None of the bonds nor CSC’s obligations under the loan were obligations of GEO nor were they guaranteed by GEO. The 2011 Revenue Bonds matured in October 2021 and were satisfied in full.

Australia - Ravenhall

In connection with a design and build facility project agreement with the State of Victoria, in September 2014 we entered into a syndicated facility agreement (the "Construction Facility") to provide debt financing for construction of the project. Refer to Note 6 - Contract Receivable in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The Construction Facility provided for non-recourse funding up to AUD 791 million, or $609.8 million, based on exchange rates as of December 31, 2021. Construction draws were funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility was through September 2019 and bore interest at a variable rate quoted by certain Australian banks plus 200 basis points. On May 22, 2019, we completed an offering of AUD 461.6 million, or $355.2 million, based on exchange rates as of December 31, 2021, aggregate principal amount of non-recourse senior secured notes due 2042 (the "Non-Recourse Notes"). The amortizing Non-Recourse Notes were issued by Ravenhall Finance Co Pty Limited in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Non-Recourse Notes were issued with a coupon and yield to maturity of 4.23% with a maturity date of March 31, 2042. The net proceeds from this offering were used to refinance the outstanding Construction Facility and to pay all related fees, costs and expenses associated with the transaction. As a result of the transaction, we incurred a $4.5 million loss on extinguishment of debt related to swap termination fees and unamortized deferred loan costs associated with the Construction Facility. Additionally, loan costs of approximately $7.5 million were incurred and capitalized in connection with the offering.

Other

In August 2019, we entered into two identical Notes (as defined below) in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the Notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. We have entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at December 31, 2021 is $0.6 million of deferred loan costs incurred in the transaction. Refer to Note 7 – Derivative Financial Instruments in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Executive Retirement Agreement

We have a non-qualified deferred compensation agreement with our former Chief Executive Officer (“former CEO”). The agreement provides for a lump sum payment upon retirement, no sooner than age 55. As of December 31, 2021, the former CEO had reached age 55 and was eligible to receive the payment upon retirement. If the Company’s former CEO had retired as of December 31, 2021, we would have had to pay him a lump sum of approximately $5.0 million in cash.

GEO and our former CEO, entered into on May 27, 2021, and effective July 1, 2021, an Amended and Restated Executive Retirement Agreement which replaced the prior February 26, 2020 agreement discussed below. Pursuant to the terms of the Amended and Restated Executive Retirement Agreement, upon the date that the former CEO ceases to provide services to GEO, we will pay to the former CEO an amount equal to $3,600,000 (the "2021 Grandfathered Payment") which shall be paid in cash. The Grandfathered Payment shall be credited with interest at a rate of 5% compounded quarterly (the “Grandfathered Earnings Account”). Additionally, at the end of each calendar year provided that Mr. Zoley is still providing services to GEO pursuant to the Executive Chairman Agreement, we will credit an amount equal to $1,000,000 at the end of each calendar year (the “Employment Contributions Account”). The Employment Contributions Account will be credited with interest at the rate of 5% compounded quarterly. Upon the date that Mr. Zoley ceases to provide services to GEO, we will pay Mr. Zoley in one lump sum cash payment each of the 2021 Grandfathered Payment, the Grandfathered Earnings Account and the Employment Contributions Account subject to the six-month delay provided in the Amended and Restated Executive Retirement Agreement. As the former CEO’s retirement payment will no longer be settled with a fixed number of shares of GEO’s common stock, $3,600,000 has been reclassified from equity to other non-current liabilities in 2021. Refer to Note 17 – Commitments, Contingencies and Other Matters of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

The prior executive retirement agreement entered into on February 26, 2020 provided that upon the former CEO’s retirement from GEO, we would have had to pay a lump sum amount equal to $8,925,065 (determined as of February 26, 2020) (the “Grandfathered Payment”) which would have been paid in the form of a fixed number of shares of our common stock. The Grandfathered Payment would have been delayed for six months and a day following the effective date of our former CEO’s termination of employment in compliance with Section 409A of the Internal Revenue Code of 1986, as amended.

On February 26, 2020, an amount equal to the Grandfathered Payment was invested in our common stock (“GEO Shares”). The number of our shares of common stock as of this date was equal to the Grandfathered Payment divided by the closing price of our common stock on this date (rounded up to the nearest whole number of shares), which equaled 553,665 shares of our common stock. Additional shares of our common stock were credited with a value equal to any dividends declared and paid on our shares of common stock, calculated by reference to the closing price of our common stock on the payment date for such dividends (rounded up to the nearest whole number of shares).

We had established several trusts for the purpose of paying the retirement benefit pursuant to the amended and restated executive retirement agreement. The trusts were revocable “rabbi trusts” and the assets of the trusts are subject to the claims of our creditors in the event of our insolvency.

Guarantor Financial Information

GEO’s 6.50% Exchangeable Senior Notes, 6.00% Senior Notes, 5.125% Senior Notes and the 5.875% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of our wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”).

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

Summarized statement of operations (in thousands):

Year Ended December 31, 2021
Net operating revenues	$2,032,884
Income from operations	267,413
Net income	45,312
Net income attributable to The GEO Group, Inc.	45,312

Summarized balance sheets (in thousands):

	December 31, 2021	December 31, 2020
Current assets	$707,457	$607,044
Noncurrent assets (a)	3,115,622	3,268,260
Current liabilities	314,233	350,041
Noncurrent liabilities (b)	2,820,252	2,737,673
(a)	Includes amounts due from non-guarantor subsidiaries of $22.5 million and $26.7 million as of December 31, 2021 and 2020, respectively.
(b)	Includes amounts due to non-guarantor subsidiaries of $14.8 million and $17.4 million as of December 31, 2021 and 2020, respectively.

Off-Balance Sheet Arrangements

Except as discussed above, and in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we do not have any off-balance sheet arrangements.

We are also exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. See Note 17 – Commitments, Contingencies and Other Matters in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Derivatives

In August 2019, we entered into two interest rate swap agreements in the aggregate notional amount of $44.3 million to fix the interest rate on certain of our variable rate debt to 4.22%. We have designated these interest rate swaps as hedges against changes in the cash flows of two identical promissory notes (the "Notes") which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. We have determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the Notes and are therefore considered to be effective cash flow hedges. Accordingly, we record the change in fair value of the interest rate swaps as accumulated other comprehensive income (loss), net of applicable taxes. Total unrealized gains recorded in total other comprehensive income (loss), net of tax, related to these cash flow hedges was $2.2 million during the year ended December 31, 2021. The total fair value of the swap liabilities as of December 31, 2021 was $3.2 million and is recorded as a component of Other Non-Current liabilities within the accompanying balance sheet. There was no material ineffectiveness for the period presented. We do not expect to enter into any transactions during the next twelve months which would result in reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss). Refer to Note 12 - Debt and Note 7 - Derivative Financial Instruments in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

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

Cash Flow

Cash, cash equivalents, restricted cash and cash equivalents as of December 31, 2021 was $548.3 million, compared to $311.9 million as of December 31, 2020 and was impacted by the following:

Net cash provided by operating activities in 2021 and 2020 was $282.6 million and $441.7 million, respectively. Net cash provided by operating activities in 2021 was positively impacted by non-cash expenses such as depreciation and amortization, deferred tax provision, amortization of debt issuance costs, discount and/or premium and other non-cash interest, stock-based compensation expense, loss on sale/disposal of property and equipment and dividends received from our unconsolidated joint venture. Equity in earnings of affiliates negatively impacted cash along with gain on extinguishment of debt and net gain on disposition of assets. Changes in accounts receivable, prepaid expenses and other assets decreased in total by a net of $9.5 million, representing a positive impact on cash. The decrease was primarily driven by the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $58.1 million which positively impacted cash. The increase was primarily due to the timing of payments.

Additionally, cash provided by operating activities in 2021 was positively impacted by a decrease in contract receivable of $6.2 million. The decrease relates to the timing of payments received and interest accrued, along with the effect of foreign exchange rates, related to the Ravenhall Project. Refer to Note 6 - Contract Receivable included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Net cash provided by operating activities in 2020 was positively impacted by non-cash expenses such as depreciation and amortization, deferred tax provision, amortization of debt issuance costs, discount and/or premium and other non-cash interest, stock-based compensation expense, loss on extinguishment of debt, goodwill impairment charges and dividends received from our unconsolidated joint venture. Equity in earnings of affiliates negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by a net of $68.2 million, representing a positive impact on cash. The decrease was primarily driven by the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $57.3 million which positively impacted cash. The increase was primarily due to the timing of payments and also due to accruals for the deferral of the employer’s share of Social Security taxes of $42 million under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). Refer to Note 17 – Commitments, Contingencies and Other Matters included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Net cash used in investing activities of $53.7 million in 2021 was primarily the result of capital expenditures of $69.4 million and changes in restricted investments of $18.7 million, offset by proceeds from sale of real estate assets of $21.2 million, proceeds from the sale of property and equipment of $4.1 million and payments received on note receivable of $8.0 million. Net cash used in investing activities of $104.2 million in 2020 was primarily the result of capital expenditures of $108.8 million and changes in restricted investments of $7.4 million, offset by insurance proceeds from damaged property primarily related to hurricanes of $9.5 million and proceeds from sale of real estate of $2.4 million.

Net cash provided by financing activities in 2021 reflects payments of $360.3 million on long term debt offset by $435.0 million of proceeds from long term debt and payments on non-recourse debt of $21.6 million. We also paid cash dividends of $30.5 million and paid $9.6 million of debt issuance costs in connection with the issuance of our 6.50% Exchangeable Senior Notes. Refer to Note 12 - Debt included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Net cash used in financing activities in 2020 reflects payments of $816.2 million on long term debt offset by $960.6 million of proceeds from long term debt and payments on non-recourse debt of $13.8 million. We also paid cash dividends of $216.1 million and purchased $9.0 million of shares of our common stock.

Inflation

We believe that inflation, in general, did have a negative impact but did not have a material effect on our results of operations during 2021 and 2020. While some of our contracts include provisions for inflationary indexing, inflation could have a substantial adverse effect on our results of operations in the future to the extent that wages and salaries, which represent our largest recurring/fixed expense, increase at a faster rate than the per diem or fixed rates received by us for our management services.

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

Normalized FFO is defined as FFO adjusted for certain items which by their nature are not comparable from period to period or that tend to obscure the Company’s actual operating performance, including for the periods presented net goodwill impairment charges, pre-tax, gain on extinguishment of debt, pre-tax, start-up expenses, pre-tax, one-time employee restructuring expenses, pre-tax, loss and settlement on asset divestiture, pre-tax, M&A related expenses, pre-tax, changes in tax structure to C corporation, close-out expenses, pre-tax, COVID-19 expenses, pre-tax and the tax effect of adjustments to funds from operations.

AFFO is defined as Normalized FFO adjusted by adding non-cash expenses such as non-real estate related depreciation and amortization, stock-based compensation expense, the amortization of debt issuance costs, discount and/or premium and other non-cash interest, and by subtracting recurring consolidated maintenance capital expenditures and other non-cash revenue and expenses, pre-tax.

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

Our reconciliation of net income attributable to GEO to FFO, Normalized FFO and AFFO for the years ended December 31, 2021 and 2020, respectively, is as follows (in thousands):

	December 31, 2021	December 31, 2020
Funds From Operations
Net income attributable to The GEO Group, Inc.	$77,418	$113,032
Real estate related depreciation and amortization	75,622	73,659
(Gain) loss real estate assets, net of tax	(10,056)	6,831
NAREIT Defined FFO	$142,984	$193,522
Goodwill impairment charge, pre-tax	—	21,146
Start-up expenses, pre-tax	1,723	4,401
M&A related expenses, pre-tax	8,118	—
One-time employee restructuring expenses, pre-tax	7,459	—
Loss & settlement on asset divestiture, pre-tax	6,333	—
Gain on extinguishment of debt	(4,693)	(5,319)
COVID-19 expenses, pre-tax	—	9,883
Close-out expenses, pre-tax	1,475	5,935
Change in tax structure to C Corp	70,813	—
Tax effect of adjustments to funds from operations *	(26)	(300)
Normalized Funds from Operations	$234,186	$229,268
Non-real estate related depreciation and amortization	59,555	61,021
Consolidated maintenance capital expenditures	(16,769)	(19,729)
Stock-based compensation expenses	19,199	23,896
Other non-cash revenue & expense, pre-tax	(4,408)	(735)
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	7,498	6,892
Adjusted Funds from Operations	$299,261	$300,613

*

Tax adjustments relate to (gain) loss on real estate assets, goodwill impairment charges, gain on debt extinguishment, start-up expenses, M&A related expenses, one-time employee restructuring expenses, loss & settlement on asset divestiture, COVID-19 expenses and close-out expenses.

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

Health and Safety

         From the beginning of the global COVID-19 pandemic, our corporate, regional, and field staff have taken steps to mitigate the risks of the novel coronavirus and have worked with our government agency partners to implement best practices consistent with the guidance issued by the Centers for Disease Control and Prevention. Ensuring the health and safety of all those entrusted to our care and of our employees has always been our number one priority.

GEO’s COVID-19 mitigation initiatives have included:

Guidance

•	We issued guidance to all our facilities, consistent with the guidance issued for correctional and detention facilities by the Centers for Disease Control and Prevention (“CDC”).

Testing

•	We increased testing capabilities at our secure services facilities and entered into contracts with multiple commercial labs to provide adequate testing supplies and services.
•	We invested approximately $2 million to acquire 45 Abbott Rapid COVID-19 ID NOW devices and testing kits capable of diagnosing not only COVID-19, but Influenza and Strep Throat.
•	As of the end of November 2021, we had administered approximately 192,000 COVID-19 tests to those in our care at our U.S. Secure Services facilities.

Bi-Polar Ionization

•	We invested $3.7 million to install Bi-Polar Ionization Air Purification Systems at select secure services facilities to reduce the spread of airborne bacteria and viruses.

Facemasks and Personal Hygiene Products

•	We have provided continuing access to facemasks to all inmates and detainees, with a minimum of three facemasks per week or more often upon request.

•

We increased the frequency of distribution of personal hygiene products, including soap, shampoo and body wash, and tissue paper, and we are ensuring the daily availability of bars of soap or soap dispensers at each sink for hand washing in all of our facilities.

Social Distancing

•	We have implemented social distancing pursuant to directives from our government agency partners and communicated these obligations and requirements via meetings, memos, and postings.
•	We deployed floor markers throughout our facilities to inform and encourage social distancing and modified facility movements to accommodate social distancing.

Engineering Controls

•	We temporarily suspended onsite social visitation.
•	We established requirements for staff to complete a medical questionnaire and pass a daily temperature check.
•	We modified intake procedures to screen new inmates/detainees and established isolation and quarantine procedures for COVID-19 positive and symptomatic cases, consistent with CDC guidelines.

Administrative/Work Practice Controls

•	We posted reminders regarding coughing and sneezing etiquette, the importance of frequent handwashing, and the use of facemasks.
•

We increased cleaning and disinfection of facilities, including high-touch areas (e.g., doorknobs/handles, light switches, handheld radios), housing unit dayrooms, dining areas, and other areas where individuals assemble.

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

Vaccination

•

We are working closely with our government partners and State and Local Health Departments to coordinate vaccination efforts for staff, inmates, detainees, and residents at our secure facilities and reentry centers and programs across the country; these measures align with recommendations from the CDC’s Advisory Committee on Immunization Practices (ACIP), as well as criteria established through the FDA's approval process.

•

The timing of vaccine distribution to staff, inmates, detainees, and residents is presently being directed by the Local and State Health Departments in the jurisdictions in which we operate through the guidance and prioritization recommendations offered by the CDC and ACIP.

•

As of the end of November 2021, GEO has worked with our government agency partners and State and Local Health Departments to administer vaccinations to more than 42,000 individuals in our Secure Services facilities.

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

Economic Impact

The COVID-19 pandemic and related government-imposed mandatory closures, shelter in-place restrictions and social distancing protocols and increased expenditures on engineering controls, personal protective equipment, diagnostic testing, medical expenses, temperature scanners, protective plexiglass barriers and increased sanitation have had, and will continue to have, a severe impact on global economic conditions and the environment in which we operate. In early 2020, we began to observe negative impacts from the pandemic on our performance in our secure services business as a result of declines in crossings and apprehensions along the Southwest border, a decrease in court sentencing at the federal level and reduced operational capacity to promote social distancing protocols. In addition to court mandates related to COVID-19 that limit capacity utilization at certain facilities, a driver of low utilization across ICE facilities have been the Title 42 COVID-19 related restrictions that have been in place at the Southwest border since March 2020. Additionally, our reentry services business conducted through our Reentry Services business segment has also been negatively impacted, specifically our residential reentry centers were impacted due to lower levels of referrals by federal, state and local agencies. Throughout the pandemic, new intake at residential reentry centers have significantly slowed down as governmental agencies across the country have opted for non-residential alternatives, including furloughs, home confinement and day reporting. We expect that the COVID-19 pandemic will continue to have an impact on our populations for at least part of 2022, depending on various factors. While we experienced a significant increase in COVID-19 cases at the end of the fourth quarter of 2021 and in the early part of 2022, consistent with the spread of the Omicron variant across the country, we are currently seeing a significant decline in cases among our staff and the individuals in our care. If we are unable to mitigate the transmission of COVID-19 at our facilities, we could experience a material adverse effect on our financial position, results of operations and cash flows. Although we are unable to predict the duration or scope of the COVID-19 pandemic or estimate the extent of the overall future negative financial impact to our operating results, an extended period of depressed economic activity necessitated to combating the disease, and the severity and duration of the related global economic crisis may adversely impact our future financial performance.

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

        On January 26, 2021, President Biden signed an executive order directing the United States Attorney General not to renew DOJ contracts with privately operated criminal detention facilities, as consistent with applicable law. Two agencies of the DOJ, the BOP and the USMS, utilize GEO’s support services. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts. As of December 31, 2021, GEO has one company-owned facility under direct contract with the BOP, which has a current contract option period that expires on September 30, 2022, and three company-owned/company-leased facilities under direct contracts with USMS, which have current contract option periods that expire between March 31, 2022 and September 30, 2023. These facilities combined represented approximately 8% of our revenues for the year ended December 31, 2021.

       President Biden’s administration may implement additional executive orders or directives relating to federal criminal justice policies and/or immigration policies, which may impact the federal government’s use of public-private partnerships with respect to secure correctional and detention facilities and immigration processing centers, including with respect to our contracts, and/or may impact the budget and spending priorities of federal agencies, including the BOP, USMS, and ICE, which is an agency of the U.S. Department of Homeland Security.

       Prior to the Executive Order, we have historically had a relatively high contract renewal rate, however, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.

      California enacted legislation that became effective on January 1, 2020 aimed at phasing out public-private partnership contracts for the operation of secure correctional facilities and detention facilities within California and facilities outside of the State of California housing State of California inmates. Currently, we have public-private partnership contracts in place with ICE and the USMS relating to secure services facilities located in California. GEO and the DOJ have filed separate legal actions challenging the constitutionality of the attempted ban on new federal contracts entered into after the effective date of the California law. On October 5, 2021, the Ninth Circuit Court of Appeals reversed a prior U.S. District Court decision dismissing the requests by GEO and the United States for declaratory and injunctive relief and ruled that AB32 conflicts with federal law in violation of the Supremacy Clause of the U.S. Constitution and discriminates against the federal government in violation of the intergovernmental immunity doctrine.

      Recently the State of Washington approved a similar measure banning the use of public-private partnership contracts for the operation of detention facilities in the state, that GEO is also challenging in federal court. GEO’s contract for the company-owned 1,575-bed Northwest ICE Processing Center in Washington has a renewal option period that expires in 2025. The facility generates approximately $64 million in annualized revenues for GEO.

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

       With respect to our reentry services, electronic monitoring services, and community-based services business, we are currently pursuing a number of business development opportunities. Related to opportunities for community-based reentry services, we are working with our existing federal, state, and local clients to leverage new opportunities for both residential reentry facilities as well as non-residential day reporting centers. However, in light of the uncertainty surrounding the COVID-19 pandemic, we may not be successful. We continue to expend resources on informing federal, state and local governments about the benefits of public-private partnerships, and we anticipate that there will be new opportunities in the future as those efforts continue to yield results. We believe we are well positioned to capitalize on any suitable opportunities that become available in this area.

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related costs represented approximately 65% of our operating expenses in both 2021 and 2020. Additional significant operating expenses include food, utilities and inmate medical costs. In 2021 and 2020, operating expenses totaled approximately 72% and 75% of our consolidated revenues, respectively. Our operating expenses as a percentage of revenue in 2022 will be impacted by the opening of any new or existing facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2022, we will incur carrying costs for facilities that were vacant in 2021. As of December 31, 2021, our worldwide operations include the management and/or ownership of approximately 86,000 beds at 106 secure, processing and community services facilities, including idle facilities, and also included the provision of monitoring of more than 210,000 individuals in a community-based environment on behalf of federal, state and local correctional agencies located in all 50 states.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. In 2021 and 2020, general and administrative expenses totaled approximately 9% and 8%, respectively, of our consolidated revenues. We expect general and administrative expenses as a percentage of revenue in 2022 to remain consistent or decrease as a result of cost savings initiatives as well as less travel, marketing and other corporate administrative expenses primarily due to the impacts of the COVID-19 pandemic

Idle Facilities

In our Secure Services segment, we are currently marketing 9,812 vacant beds with a net book value of approximately $256 million at seven of our idle facilities to potential customers. In our Reentry Services segment, we are currently marketing 1,100 vacant beds with a net book value of approximately $25.3 million at two of our idle facilities to potential customers. The combined annual carrying cost of these idle facilities in 2022 is estimated to be $22.0 million, including depreciation expense of $12.7 million. We currently do not have any firm commitments or agreements in place to activate these facilities but have ongoing contact with several potential customers. Historically, some facilities have been idle for multiple years before they received a new contract award. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if the nine idle facilities in our Secure Services and Reentry Services segments were to be activated using our Secure Services and Reentry Services average per diem rate in 2021, (calculated as revenue divided by the number of mandays) and based on the average occupancy rate in our facilities for 2021, we would expect to receive annual incremental revenue of approximately $290 million and an increase in annual earnings per share of approximately $.30 to $.35 per share based on our average operating margin. Refer to discussion in Item I, Part I – Business under Executive Order and Contract Developments above for discussion of recent developments.

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

•	our ability to successfully respond to delays encountered by states pursuing public-private partnerships for secure services and cost savings initiatives implemented by a number of states;
•	our ability to activate the inactive beds at our idle facilities;
•	our ability to maintain or increase occupancy rates at our facilities and the impact of fluctuations in occupancy levels on our revenues and profitability;
•

the impact of our termination of our REIT election and the discontinuation of quarterly dividend payments and our ability to maximize the use of cash flows to repay debt, deleverage and internally fund growth;

•

our obligations to pay income taxes will increase beginning with our income taxes for the year ended December 31, 2021, which will result in a reduction to our earnings and could have negative consequences to us;

•

we may fail to realize the anticipated benefits of terminating our REIT election or those benefits may take longer to realize than expected, if at all, or may not offset the costs of terminating our REIT election and becoming a taxable C Corporation;

•

if we failed to remain qualified as a REIT for those years we elected REIT status, we would be subject to corporate income taxes and would not be able to deduct distributions to stockholders when computing our taxable income for those years;

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

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;
•	our ability to develop long-term earnings visibility;
•	our ability to successfully conduct our operations in the United Kingdom, South Africa and Australia through joint ventures or a consortium;
•	the impact of the anticipated LIBOR transition;
•	the instability of foreign exchange rates, exposing us to currency risks in Australia, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;
•	an increase in unreimbursed labor rates;
•	our exposure to rising medical costs;
•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;
•

our ability to successfully pursue an appeal to reverse the recent unfavorable verdict and judgments in the retrial of the lawsuits in the State of Washington, our company being required to record an accrual for the judgments in the future, and our ability to defend similar other pending litigation and the effect such litigation may have on our company;

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

•	because portions of our senior indebtedness have floating interest rates, a general increase in interest rates would adversely affect cash flows;
•	we depend on distributions from our subsidiaries to make payments on our indebtedness. These distributions may not be made;
•	we may not be able to satisfy our repurchase obligations in the event of a change of control because the terms of our indebtedness or lack of funds may prevent us from doing so;
•	our ability to identify and successfully complete any potential sales of additional Company-owned assets and businesses in commercially advantageous terms on a timely basis, or at all;
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

•

our growth depends on our ability to secure contracts to develop and manage new secure facilities, processing centers and community-based facilities and to secure contracts to provide electronic monitoring services, community-based reentry services and monitoring and supervision services, the demand for which is outside our control;

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

•

public and political resistance to the use of public-private partnerships for secure facilities, processing centers and community reentry centers could result in our inability to obtain new contracts or the loss of existing contracts, impact our ability to obtain or refinance debt financing or enter into commercial arrangements, which could have a material adverse effect on our business, financial condition, results of operations and the market price of our securities;

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
•

other factors contained in our filings with the SEC, including, but not limited to, those detailed in this Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed with the SEC.

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

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our senior credit facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding as of December 31, 2021 under the Senior Credit Facility of $1,546.9 million, for every one percent increase in the interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by approximately $15.0 million.

We have entered into certain interest rate swap arrangements for hedging purposes, fixing the interest rate on certain of our variable rate debt The difference between the floating rate and the swap rate on these instruments is recognized in interest expense within the respective entity. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point change in the current interest rate would not have a material impact on our financial condition or results of operations.

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

Foreign Currency Exchange Rate Risk

We are exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. Dollar, the Australian Dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of December 31, 2021 with respect to our international operations, every 10 percent change in historical currency rates would have a $9.5 million effect on our financial position and a $3.5 million impact on our results of operations over the next fiscal year.

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

The consolidated financial statements have been audited by Grant Thornton LLP, independent registered public accountants, whose appointment by our Audit Committee was ratified by our shareholders. Their report, which is included in this Form 10-K, expresses an opinion as to whether management’s consolidated financial statements present fairly in all material respects, the Company's financial position, results of operations and cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. The effectiveness of our internal control over financial reporting as of December 31, 2021 has also been audited by Grant Thornton LLP, independent registered public accountants, as stated in their report which is included in this Form 10-K. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

Jose Gordo

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making its assessment of internal control over financial reporting, management used the criteria set forth in the Internal Control - Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (the "2013 Internal Control - Integrated Framework").

The Company evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, its internal control over financial reporting as of December 31, 2021, based on the 2013 Internal Control — Integrated Framework. Based on this evaluation, the Company’s management concluded that as of December 31, 2021, its internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The GEO Group, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of The GEO Group, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 28, 2022 expressed an unqualified opinion on those financial statements.

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

February 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The GEO Group, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of The GEO Group, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2022 expressed an unqualified opinion.

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

Self-Insurance Reserves and Related Expenses

As described further in Note 1 in the consolidated financial statements, the Company self-insures, up to certain policy-specified limits, certain risks related to general and workers’ compensation liability costs. The estimated cost of claims under these self-insurance programs is estimated and accrued as the claims are incurred (although actual settlement of the claims may not be made until future periods) and may subsequently be revised based on developments relating to such claims. We identified self-insurance reserves (“self-insurance”) as a critical audit matter.

The principal considerations for our determination that self-insurance reserves and is a critical audit matter are that the accrual for self-insurance has higher risk of estimation uncertainty due to the loss development factors and inherent assumptions in actuarial methods used in determining the required reserves. The estimation uncertainty and complexity of the actuarial methods utilized involved especially subjective auditor judgment and an increased extent of effort, including the need to involve an auditor-engaged actuarial specialist.

Our audit procedures related to the self-insurance reserves included the following, among others:

•

Obtained an understanding, evaluated the design and tested the operating effectiveness of key internal controls over financial reporting relating to self-insurance, including, but not limited to controls that (i) determine that claims were reported and submitted accurately and timely, and (ii) determine that internal claims data was reconciled to claims data maintained by the third-party administrator and submitted to the Company’s actuary.

•	Utilized an auditor-engaged actuarial specialist in evaluating management’s methods and assumptions, including the reasonableness of the selected loss development factors utilized by management.

•	Performed a retrospective review of prior projections to current projections to evaluate the reasonableness of changes in estimated ultimate losses.

•

Reconciled claims data maintained by the third-party administrator to the claims data submitted to the Company’s actuary used in the development of the loss triangles and selecting loss development factors.

•

Selected a sample of underlying claims and reviewed the information utilized by management such as accident reports, insurance claims and legal records to (i) test management’s estimation process to determine if the reserve was reasonable and (ii) test the accuracy of the significant claim data attributes.

Evaluation of idle facilities for impairment

As described further in Note 1 in the consolidated financial statements, the Company had property and equipment, net of $2 billion as of December 31, 2021, including approximately $282 million related to nine idle facilities. The Company tests idle facilities for impairment upon notification that the facilities will no longer be utilized by the customer.  In addition, the Company performs the impairment analysis on an annual basis for each of the idle facilities. The estimates of recoverability are based on projected undiscounted cash flows associated with actual marketing efforts, where available, third-party appraisals, or, in other instances, projected undiscounted cash flows that are comparable to historical cash flows from management contracts at similar facilities and sensitivity analyses that consider reductions to such cash flows. When the estimated undiscounted cash flows associated with the asset or group of assets are less than their carrying value, an impairment is recognized as the difference between the carrying value of the asset and its fair value. We identified management’s evaluation of idle facilities for impairment as a critical audit matter.

The principal considerations for our determination that management’s evaluation of idle facilities for impairment is a critical audit matter is the higher risk of estimation uncertainty due to the subjective nature of management’s estimates used in the projected undiscounted cash flows. These estimates are particularly sensitive to the assumption as to whether the Company will obtain contracts to utilize idle facilities or be able to sell the facilities in the future, which can be affected by expectations about market developments and public policy as well as management’s intent to hold and operate each facility over the term and in the manner assumed in the analysis.

Our audit procedures related to management’s evaluation of idle facilities for impairment included the following, among others:

•

Obtained an understanding, evaluated the design and tested the operating effectiveness of key internal controls over financial reporting relating to management’s evaluation of idle facilities for impairment, including controls over management’s review of the key inputs into the projected undiscounted cash flows, including management’s review of evidence supporting projected utilization of idle facilities and the recoverability of net book values based on estimated cash flows.

•

We evaluated the reasonableness of management’s projected undiscounted cash flow by evaluating evidence to support the projected utilization of the facilities, including actual marketing efforts, comparing the projections to historical cash flows from management contracts at similar facilities, or third-party appraisals and performed sensitivity analyses to evaluate the impact of potential changes in the projected undiscounted cash flows.

•	Performed a retrospective review of prior projections to current projections by idle facility to evaluate the reasonableness of changes in the projected undiscounted cash flows.

•

Performed a retrospective review of the Company’s historical experience in securing new facility management contracts to utilize facilities that had been previously idled for periods comparable to or in excess of the periods the Company's currently idle facilities have been idle, including assessing the recoverability of the net book value of the previously idled facilities.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

Miami, Florida

February 28, 2022

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
	(In thousands, except per share data)
Revenues	$2,256,612	$2,350,098	$2,477,922
Operating Expenses (excluding depreciation and amortization)	1,629,046	1,771,495	1,858,065
Depreciation and Amortization	135,177	134,680	130,825
General and Administrative Expenses	204,306	193,372	185,926
Goodwill Impairment Charge	—	21,146	—
Operating Income	288,083	229,405	303,106
Interest Income	24,007	23,072	28,934
Interest Expense	(129,460)	(126,837)	(151,024)
Gain (Loss) on Extinguishment of Debt	4,693	5,319	(4,795)
Net gain (loss) on dispositions of assets	5,499	(6,831)	(2,693)
Income Before Income Taxes and Equity in Earnings of Affiliates	192,822	124,128	173,528
Provision for Income Taxes	122,730	20,463	16,648
Equity in Earnings of Affiliates, net of income tax provision of $1,035, $1,784 and $1,769	7,141	9,166	9,532
Net Income	77,233	112,831	166,412
Loss Attributable to Noncontrolling Interests	185	201	191
Net Income Attributable to The GEO Group, Inc.	$77,418	$113,032	$166,603
Weighted Average Common Shares Outstanding:
Basic	120,384	119,719	119,097
Diluted	120,732	119,991	119,311
Income per Common Share Attributable to The GEO Group, Inc.:
Basic:
Net income per share — basic	$0.59	$0.94	$1.40
Diluted:
Net income per share — diluted	$0.58	$0.94	$1.40
Dividends declared per share	$0.25	$1.78	$1.92

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
	(In thousands)
Net Income	$77,233	$112,831	$166,412
Other comprehensive income (loss):
Change in marketable securities, net of income tax provision of $2, $0 and $0	$7	$—	$—
Foreign currency translation adjustments	(3,244)	3,070	2,267
Pension liability adjustment, net of income tax provision (benefit) of $902, $(554) and $(681), respectively	3,392	(2,085)	(3,247)
Change in fair value of derivative instrument classified as cash flow hedge, net of income tax provision (benefit) of $592, $(871) and $622, respectively	2,228	(3,276)	4,271
Total other comprehensive income (loss), net of tax	2,383	(2,291)	3,291
Total comprehensive income	79,616	110,540	169,703
Comprehensive loss attributable to noncontrolling interests	175	238	183
Comprehensive income attributable to The GEO Group, Inc.	$79,791	$110,778	$169,886

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020

	2021	2020
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$506,491	$283,524
Restricted cash and investments	20,161	26,740
Accounts receivable, less allowance for doubtful accounts of $1,155 and $2,674, respectively	365,573	362,668
Contract receivable, current portion	6,507	6,283
Prepaid expenses and other current assets	45,176	32,108
Total current assets	943,908	711,323
Restricted Cash and Investments	76,158	37,338
Property and Equipment, Net	2,037,845	2,122,195
Contract Receivable	367,071	396,647
Operating Lease Right-of-Use Assets, Net	112,187	124,727
Assets Held for Sale	7,877	9,108
Deferred Income Tax Assets	—	36,604
Goodwill	755,225	755,250
Intangible Assets, Net	166,124	187,747
Other Non-Current Assets	71,013	79,187
Total Assets	$4,537,408	$4,460,126
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$64,073	$85,861
Accrued payroll and related taxes	67,210	67,797
Accrued expenses and other current liabilities	200,712	202,378
Operating lease liabilities, current portion	28,279	29,080
Current portion of finance lease liabilities, long-term debt and non-recourse debt	18,568	26,180
Total current liabilities	378,842	411,296
Deferred Income Tax Liabilities	80,768	30,726
Other Non-Current Liabilities	87,073	115,555
Operating Lease Liabilities	89,917	101,375
Finance Lease Obligations	1,977	2,988
Long-Term Debt	2,625,959	2,561,881
Non-Recourse Debt	297,856	324,223
Commitments and Contingencies (Note 17)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 187,500,000 shares authorized, 127,323,762 and 126,153,173 issued and 122,471,390 and 121,318,175 outstanding, respectively	1,273	1,262
Additional paid-in capital	1,276,213	1,262,267
Distributions in excess of earnings	(175,960)	(222,892)
Accumulated other comprehensive loss	(20,216)	(22,589)
Treasury stock, 4,852,372 and 4,834,998 shares, at cost, respectively	(105,099)	(104,946)
Total shareholders’ equity attributable to The GEO Group, Inc.	976,211	913,102
Noncontrolling interests	(1,195)	(1,020)
Total shareholders’ equity	975,016	912,082
Total Liabilities and Shareholders’ Equity	$4,537,408	$4,460,126

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
	(In thousands)
Cash Flow from Operating Activities:
Net Income	$77,233	$112,831	$166,412
Net loss attributable to noncontrolling interests	185	201	191
Net income attributable to The GEO Group, Inc.	77,418	113,032	166,603
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	135,177	134,680	130,825
Deferred tax provision (benefit)	86,380	11,221	(588)
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	7,498	6,892	8,609
Goodwill impairment charge	—	21,146	—
Stock-based compensation	19,199	23,896	22,344
(Gain) loss on extinguishment of debt	(4,693)	(5,319)	4,795
Provision for doubtful accounts	—	263	190
Equity in earnings of affiliates, net of tax	(7,141)	(9,166)	(9,532)
Loss on sale/disposal of property and equipment	8,447	1,720	3,966
Net (gain) loss on disposition of assets	(5,499)	6,831	2,693
Dividends received from unconsolidated joint ventures	8,263	5,934	10,312
Changes in assets and liabilities, net of acquisition:
Changes in accounts receivable, prepaid expenses and other assets	9,466	68,181	(8,391)
Changes in contract receivable	6,231	5,156	(4,355)
Changes in accounts payable, accrued expenses and other liabilities	(58,111)	57,266	10,672
Net cash provided by operating activities	282,635	441,733	338,143
Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	4,130	140	414
Insurance proceeds - damaged property	1,027	9,497	19,310
Proceeds from sale of real estate	21,239	2,406	823
Payment received on note receivable	8,000	—	—
Change in restricted investments	(18,739)	(7,417)	(7,440)
Capital expenditures	(69,394)	(108,800)	(117,244)
Net cash used in investing activities	(53,737)	(104,174)	(104,137)
Cash Flow from Financing Activities:
Payments on long-term debt	(360,296)	(816,191)	(513,219)
Proceeds from long term debt	435,000	960,579	521,370
Payments on non-recourse debt	(21,575)	(13,805)	(335,116)
Proceeds from non-recourse debt	—	—	321,102
Taxes paid related to net share settlements of equity awards	(2,090)	(2,789)	(4,179)
Debt issuance costs	(9,587)	—	(9,856)
Payments for purchase of treasury shares	—	(9,009)	—
Proceeds from stock options exercised	15	—	1,258
Proceeds from issuance of common stock in connection with ESPP	282	616	532
Dividends paid	(30,486)	(216,145)	(232,546)
Net cash provided by (used in) financing activities	11,263	(96,744)	(250,654)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(3,692)	3,566	(352)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	236,469	244,381	(17,000)
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	311,853	67,472	84,472
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$548,322	$311,853	$67,472
Supplemental Disclosures
Cash paid during the year for:
Income taxes	$49,483	$5,358	$11,160
Interest	$122,162	$135,579	$133,566
Non-cash investing and financing activities:
Right-of-use assets obtained from operating lease liabilities upon adoption of new lease standard - Refer to Note 13 - Leases	$—	$—	$147,000
Assets obtained from finance lease liabilities	$1,198	$2,260	$—
Conversion of pension liability to shares of common stock	$—	$8,925	$—
Conversion of shares of common stock to pension liability	$3,600	$—	$—
Right-of-use assets obtained from operating lease liabilities (subsequent to initial adoption)	$10,786	$23,940	$—
Capital expenditures in accounts payable and accrued expenses	$7,340	$1,445	$15,253

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2021, 2020 and 2019

	GEO Group Inc. Shareholders
	Common Stock			(Distributions in Excess of	Accumulated	Treasury Stock
	Number of Shares	Amount	Additional Paid-In Capital	Earnings)/Earnings in Excess of Distributions	Other Comprehensive Income (Loss)	Number of Shares	Amount	Noncontrolling Interest	Total Shareholders’ Equity
	(In thousands)
Balance, January 1, 2019	120,585	$1,248	$1,210,916	$(52,868)	$(23,618)	4,210	$(95,175)	$(599)	$1,039,904
Proceeds from stock options exercised	78	—	1,258	—	—	—	—	—	1,258
Stock based compensation expense	—	—	22,344	—	—	—	—	—	22,344
Shares withheld for net settlements of share-based awards [1]	(198)	(2)	(4,177)	—	—	—	—	—	(4,179)
Restricted stock granted	788	8	(8)	—	—	—	—	—	—
Restricted stock canceled	(58)	—	—	—	—	—	—	—	—
Dividends - paid	—	—	—	(232,546)	—	—	—	—	(232,546)
Purchase of treasury shares	—	—	—	—	—	—	—	—	—
Issuance of common stock (ESPP)	30	—	532	—	—	—	—	—	532
Transition adjustment for accounting standard adoption [2]	—	—	—	(968)	968	—	—	—	—
Net income (loss)	—	—	—	166,603	—	—	—	(191)	166,412
Other comprehensive income	—	—	—	—	2,315	—	—	8	2,323
Balance, December 31, 2019	121,225	$1,254	$1,230,865	$(119,779)	$(20,335)	4,210	$(95,175)	$(782)	$996,048
Proceeds from stock options exercised	0	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	23,896	—	—	—	—	—	23,896
Shares withheld for net settlements of share-based awards [1]	(174)	(1)	(2,788)	—	—	—	—	—	(2,789)
Restricted stock granted	900	9	(9)	—	—	—	—	—	—
Restricted stock canceled	(58)	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	(216,145)	—	—	—	—	(216,145)
Issuance of common stock (ESPP)	50	—	616	—	—	—	—	—	616
Purchase of treasury shares	(625)	—	—	—	—	625	(9,771)	—	(9,771)
Other adjustments to Additional Paid-In-Capital [3]	—	—	9,687	—	—	—	—	—	9,687
Net income (loss)	—	—	—	113,032	—	—	—	(201)	112,831
Other comprehensive income (loss)	—	—	—	—	(2,254)	—	—	(37)	(2,291)
Balance, December 31, 2020	121,318	$1,262	$1,262,267	$(222,892)	$(22,589)	4,835	$(104,946)	$(1,020)	$912,082
Proceeds from stock options exercised	2	—	15	—	—	—	—	—	15
Stock based compensation expense	—	—	19,199	—	—	—	—	—	19,199
Shares withheld for net settlements of share-based awards [1]	(268)	(3)	(2,087)	—	—	—	—	—	(2,090)
Restricted stock granted	1,551	16	(16)	—	—	—	—	—	—
Restricted stock canceled	(157)	(2)	—	—	—	—	—	—	(2)
Dividends paid	—	—	—	(30,486)	—	—	—	—	(30,486)
Purchase of treasury shares	(17)	—	—	—	—	17	(153)	—	(153)
Issuance of common stock (ESPP)	43	—	282	—	—	—	—	—	282
Other adjustments to Additional Paid-In-Capital [3]	—	—	(3,447)	—	—	—	—	—	(3,447)
Net income (loss)	—	—	—	77,418	—	—	—	(185)	77,233
Other comprehensive income (loss)	—	—	—	—	2,373	—	—	10	2,383
Balance, December 31, 2021	122,472	$1,273	$1,276,213	$(175,960)	$(20,216)	4,852	$(105,099)	$(1,195)	$975,016

[1] During the years ended December 31, 2021, 2020 and 2019, the Company withheld shares through net share settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees.

[2] On January 1, 2019, the Company adopted Accounting Standard Update ("ASU") No. 2018-02 "Income Statement-Reporting Comprehensive Income-Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". Refer to Note 1 - Summary of Business Organization, Operations and Significant Accounting Policies - Recent Accounting Pronouncements for further information.

[3] On February 26, 2020 (the “Effective Date”), the Company and its Chief Executive Officer (“CEO”) entered into an amended and restated executive retirement agreement that amended the CEO’s executive retirement agreement. The amended and restated executive retirement agreement provided that upon the CEO’s retirement from the Company, the Company would pay a lump sum equal to $8,925,065 which would have been paid in the form of a fixed number of shares of the Company’s common stock The fair value of the Grandfathered Payment was reclassified to stockholders’ equity. Additional shares of the Company’s common stock were credited with a value equal to any dividends declared and paid on the Company’s shares of common stock. The Company and its former CEO entered into on May 27, 2021, and effective as of July 1, 2021, an Amended and Restated Executive Retirement Agreement which replaced the February 26, 2020 agreement discussed above. Pursuant to the terms of the Amended and Restated Executive Retirement Agreement, upon the date that the former CEO ceases to provide services to the Company, the Company will pay to the former CEO an amount equal to $3,600,000 which shall be paid in cash. As the former CEO’s retirement payment will no longer be settled with a fixed number of shares of GEO’s common stock, that amount has been reclassed from equity to other non-current liabilities. The amount above reflects this reclassification net of a credit for dividends paid prior to the amendment. Refer to Note 14 – Benefit Plans for further information.

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021, 2020 and 2019

1.	Summary of Business Organization, Operations and Significant Accounting Policies

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) specializes in the ownership, leasing and management of secure facilities, processing centers and reentry centers in the United States, Australia, South Africa and the United Kingdom. The Company owns, leases and operates a broad range of facilities including maximum, medium and minimum-security facilities, processing centers, as well as community-based reentry facilities and offers an expanded delivery of rehabilitation services under its 'GEO Continuum of Care' platform. The 'GEO Continuum of Care' platform integrates enhanced rehabilitative programs, which are evidence-based and include cognitive behavioral treatment and post-release services and provides academic and vocational classes in life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through its joint venture GEOAmey PECS Ltd. (“GEOAmey”). As of December 31, 2021, GEO's worldwide operations included the ownership and/or management of approximately 86,000 beds at 106 secure and community services facilities, including idle facilities and projects under development, and also includes the provision of reentry and electronic monitoring and supervision services for more than 250,000 offenders and pretrial defendants, including more than 150,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

GEO operated as a real estate investment trust ("REIT") from January 1, 2013 through December 31, 2020. As a REIT, the Company provided services and conducted other business activities through taxable REIT subsidiaries ("TRSs"). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax rates and certain qualification requirements. The Company's use of TRSs permitted GEO to engage in certain business activities in which the REIT could not engage directly, so long as those activities were conducted in entities that elected to be treated as TRSs under the Internal Revenue Code of 1986, as amended, and enabled GEO to, among other things, provide correctional services at facilities it owns and at facilities owned by its government partners.  A TRS is not subject to the distribution requirements applicable to REITs so it may retain income generated by its operations for reinvestment.

On December 2, 2021, the Company announced that its Board unanimously approved a plan to terminate the Company's REIT status and become a taxable C Corporation, effective for the year ended December 31, 2021. As a result, the Company is no longer required to operate under REIT rules, including the requirement to distribute at least 90% of REIT taxable income to its stockholders, which provides the Company with greater flexibility to use its free cash flow.  Effective January 1, 2021, the Company is subject to federal and state income taxes on its taxable income at applicable tax rates and is no longer entitled to a tax deduction for dividends paid. The Company operated as a REIT for the 2020 tax year, and existing REIT requirements and limitations, including those established by the Company’s organizational documents, remained in place until December 31, 2020. The Board also voted unanimously to discontinue the Company's quarterly dividend.

As a result of GEO’s Board announcing the change in corporate structure to a taxable C Corporation in fiscal year 2021, the Company incurred a one-time, non-cash deferred tax charge of approximately $70.8 million during the fourth quarter. GEO also incurred approximately $29.3 million in incremental income tax expense in the fourth quarter of 2021 due to the resulting higher corporate tax rate for 2021, including a catch-up tax expense of approximately $16.8 million in connection with the first three quarters of 2021.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The significant accounting policies of the Company are described below.

Risks and uncertainties

Executive Order

On January 26, 2021, President Biden signed an executive order directing the United States Attorney General not to renew Department of Justice (“DOJ”) contracts with privately operated criminal detention facilities, as consistent with applicable law. Two agencies of the DOJ, the Federal Bureau of Prisons (“BOP”) and the U.S. Marshals Service (“USMS”), utilize GEO’s support services. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts. As of December 31, 2021, GEO has one company-owned facility under direct contract with the BOP, which has a current contract option period that expires on September 30, 2022, and three company-owned/company leased facilities under direct contracts with USMS, which have current contract option periods that expire between March 31, 2022 and September 30, 2023.

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

The Company has been closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact those entrusted to its care and governmental partners. During the years ended December 31, 2020, 2021 and into 2022, the Company did incur disruptions from the COVID-19 pandemic but, it is unable to predict the overall future impact that the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties related to the pandemic. The COVID-19 pandemic and related government-imposed mandatory closures, the efficacy and distribution of COVID-19 vaccines and boosters, shelter in-place restrictions and social distancing protocols and increased expenditures on engineering controls, personal protective equipment, diagnostic testing, medical expenses, temperature scanners, protective plexiglass barriers and increased sanitation have had, and will continue to have, a severe impact on global economic conditions and the environment in which the Company operates. Additionally, the Company has experienced the transmission of COVID-19 among detainees and staff at most of its facilities during 2020, 2021 and continuing into 2022. If the Company is unable to mitigate the transmission of COVID-19 at its facilities it could experience a material adverse effect on its financial position, results of operations and cash flows. Although the Company is unable to predict the duration or scope of the COVID-19 pandemic or estimate the extent of the negative financial impact to its operating results, an extended period of depressed economic activity necessitated to combating the disease, and the severity and duration of the related global economic crisis may adversely impact its future financial performance.

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements primarily related to a change in our reportable operating segments. Refer to Note 15 – Business Segments and Geographic Information. These reclassifications had no effect on the previously reported results of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include reserves for self-insured retention related to general liability and workers’ compensation insurance, projected cash flows used to evaluate asset impairment, pension assumptions, useful lives of its property, equipment and intangible assets and stock-based compensation. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are reasonable when considered in conjunction with the consolidated financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

Dividends

As discussed above, on December 2, 2021, GEO’s Board unanimously approved a plan to terminate the Company's REIT status and become a taxable C Corporation, effective for the year ended December 31, 2021. In connection with terminating the Company’s REIT status, the Board also voted unanimously to discontinue the Company's quarterly dividend.

Cash and Cash Equivalents

Cash and cash equivalents include all interest-bearing deposits or investments with original maturities of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States, Australia, South Africa and the United Kingdom. As of December 31, 2021 and 2020, the Company had $33.0 million and $24.3 million in cash and cash equivalents held by its international subsidiaries, respectively.

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

Accounts Receivable

Accounts receivable consists primarily of trade accounts receivable due from federal, state, local and international government agencies for operating and managing secure facilities, providing community-based services, providing electronic monitoring and supervision services, providing construction and design services and providing residential and transportation services. The Company generates receivables with its governmental clients and with other parties in the normal course of business as a result of billing and receiving payment. The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company also performs ongoing credit evaluations for some of its customers’ financial conditions and generally does not require collateral. Generally, the Company receives payment for these services thirty to sixty days in arrears. However, certain of the Company’s accounts receivable are paid by customers after the completion of their program year and therefore can be aged in excess of one year. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. Actual write-offs are charged against the allowance when collection efforts have been unsuccessful. As of December 31, 2021 and 2020, the Company's trade receivables that were considered to be long-term were not significant.

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

Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31, 2021	December 31, 2020	December 31, 2019
Cash and Cash Equivalents	$506,491	$283,524	$32,463
Restricted cash and cash equivalents - current	20,161	26,740	32,418
Restricted cash and investments - non-current	76,158	37,338	30,923
Less Restricted investments - non-current	(54,488)	(35,749)	(28,332)
Total cash, cash equivalents and restricted cash and cash equivalents shown in the statement of cash flows	$548,322	$311,853	$67,472

Amounts included in restricted cash and cash equivalents are attributable to certain contractual cash restriction requirements at the Company's wholly owned Australian subsidiary related to non-recourse debt and asset replacement funds contractually required to be maintained and other guarantees. Restricted investments - non-current (included in Restricted Cash and Investments in the accompanying consolidated balance sheets) consists of the Company's rabbi trust established for employee and employer contributions to The GEO Group, Inc. Non-Qualified Deferred Compensation Plan, investments in equity and fixed income mutual funds held in the Company’s captive insurance subsidiary, Florina and certain contractual cash requirements at the Company’s wholly owned Australian subsidiary related to certain performance guarantees at its Ravenhall facility. The rabbi trust and the investments held in Florina are not considered to be restricted cash equivalents. Refer to Note 9 - Financial Instruments.

Prepaid expenses and Other Current Assets

Prepaid expenses and other current assets include assets that are expected to be realized within the next fiscal year. Included in the balance at December 31, 2021 is approximately $10.8 million of federal, state and international tax overpayments that will be applied against tax payments in 2022. There were no significant federal, state or international tax overpayments included in the balance at December 31, 2020.

Property and Equipment

Property and equipment are stated at cost, less accumulated amortization and depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 50 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. The Company performs ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the assessment indicates that assets will be used for a longer or shorter period than previously anticipated, the useful lives of the assets are revised, resulting in a change in estimate. The Company has not made any such changes in estimates during the years ended December 31, 2021, 2020 and 2019. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of company-owned secure facilities. Cost for self-constructed secure facilities includes direct materials and labor, capitalized interest and certain other indirect costs associated with construction of the facility, such as property taxes, other indirect labor and related benefits and payroll taxes. The Company begins the capitalization of costs during the pre-construction phase, which is the period during which costs are incurred to evaluate the site and continues until the facility is substantially complete and ready for occupancy. Labor costs capitalized for the years ended December 31, 2021, 2020 and 2019 were not significant. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Refer to Note 5 - Property and Equipment.

Assets Held for Sale

As of December 31, 2021, the Company had three properties classified as held for sale included in its U.S Secure Services and Reentry segments in the accompanying consolidated balance sheet. The Company classifies a long-lived asset (disposal group) as held for sale in the period in which all of the following criteria are met (i) Management, having the authority to approve the action, commits to a plan to sell the asset (disposal group), (ii) the asset (disposal group) is available for immediate sale in its present condition subject only to the terms that are usual and customary for sales of such assets (disposal groups), (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated, (iv) the sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale, within one year, except as permitted, (v) the asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company records assets held for sale at the lower of cost or estimated fair value and estimates fair value by using third party appraisers or other valuation techniques. The Company does not record depreciation for assets held for sale. Any gain or loss on the sale of operating assets is included in the operating income of the reportable segment to which it relates.

The properties that are classified as held for sale at December 31, 2021 are a parcel of undeveloped land in Hobart, Indiana and two idle reentry facilities. At December 31, 2021, the aggregate carrying values of these properties was approximately $7.9 million. At December 31, 2020, the Company had four properties that were classified as held for sale which consisted of a parcel of undeveloped land in Hobart, Indiana two idle reentry facilities and one idle youth facility. At December 31, 2020, the aggregate carrying value of the properties was approximately $9.1 million.

Asset Impairments

The following table summarizes the Company’s idled facilities as of December 31, 2021 and their respective carrying values, excluding equipment and other assets that can be easily transferred to other facilities.

		Design		Net Carrying Value
Facility	Segment	Capacity	Year Idled	December 31, 2021
Great Plains Correctional Facility	Secure Services	1,940	2021	$68,479
D. Ray James Correctional Facility	Secure Services	1,900	2021	52,724
Rivers Correctional Facility	Secure Services	1,450	2021	39,644
Big Spring Correctional Facility	Secure Services	1,732	2021	35,828
Flightline Correctional Facility	Secure Services	1,800	2021	37,090
McFarland Female Community Reentry Facility	Secure Services	300	2020	11,498
Perry County Correctional Facility [1]	Secure Services	690	2015	11,186
Cheyenne Mountain Recovery Center	Reentry Services	750	2020	17,145
Coleman Hall	Reentry Services	350	2017	8,139
Total		10,912		$281,733

[1] The Company received a letter of intent for the purchase of this facility at an amount greater than its net carrying value.  The sale closed during the first quarter of 2022.

Refer to Risks and Uncertainties – Executive Order above for a discussion of recent developments. There was no indication of impairment related to the Company’s idle facilities during the year ended December 31, 2021.

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

The Company tests idle facilities for impairment upon notification that the facilities will no longer be utilized by the customer. If a long-lived asset is part of a group that includes other assets, the unit of accounting for the long-lived asset is its group. Generally, the Company groups assets by facility for the purpose of considering whether any impairment exists. The estimates of recoverability are based on projected undiscounted cash flows associated with actual marketing efforts where available or, in other instances, projected undiscounted cash flows that are comparable to historical cash flows from management contracts at similar facilities and sensitivity analyses that consider reductions to such cash flows. The Company's sensitivity analyses include adjustments to projected cash flows compared to the historical cash flows due to current business conditions which impact per diem rates as well as labor and other operating costs, changes related to facility mission due to changes in prospective clients, and changes in projected capacity and occupancy rates. The Company also factors in prolonged periods of vacancies as well as the time and costs required to ramp up facility population once a contract is obtained. The Company performs the impairment analysis on an annual basis for each of the idle facilities and takes into consideration updates each quarter for market developments affecting the potential utilization of each of the facilities in order to identify events that may cause the Company to reconsider the most recent assumptions. Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than the terms used in the Company's most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact the Company's ability to house certain types of individuals at such facility. Further, a substantial increase in the number of available beds at other facilities the Company owns, or in the marketplace, could lead to deterioration in market conditions and projected cash flows. Although they are not frequently received, an unsolicited offer to purchase any of the Company's idle facilities, at amounts that are less than their carrying value could also cause the Company to reconsider the assumptions used in the most recent impairment analysis. The Company has identified marketing prospects to utilize each of the remaining currently idled facilities and has determined that no current impairment exists. However, the Company can provide no assurance that it will be able to secure management contracts to utilize its idle facilities, or that it will not incur impairment charges in the future. In all cases, the projected undiscounted cash flows in the Company’s analysis as of December 31, 2021, substantially exceeded the carrying amounts of each facility. During the year ended December 31, 2020, the Company recorded an impairment charge of approximately $5.7 million related to one leased facility where the projected undiscounted cash flows of the facility did not exceed the carrying amount.

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

By their nature, these estimates contain uncertainties with respect to the extent and timing of the respective cash flows due to potential delays or material changes to forecasted terms and conditions in contracts with prospective customers that could impact the estimate of projected cash flows. Notwithstanding the effects the current economy has had on the Company's customers for available beds in the short term which has led to the Company’s decision to idle certain facilities, the Company believes the long-term trends favor an increase in the utilization of its idle facilities. This belief is also based on the Company's experience in working with governmental agencies faced with significant budgetary challenges which is a primary contributing factor to the lack of appropriated funding to build new bed capacity by federal and state agencies.

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

Goodwill and Other Intangible Assets, Net

Goodwill

The Company has recorded goodwill as a result of its business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. The Company's goodwill is not amortized and is tested for impairment annually on the first day of the fourth quarter, and whenever events or circumstances arise that indicate impairment may have occurred. Impairment testing is performed for all reporting units that contain goodwill. The reporting units are the same as the reportable segments for U.S. Secure Services, Electronic Monitoring Services, Reentry Services and International Services.

On the annual measurement date of October 1, 2021, the Company's management elected to qualitatively assess the Company's goodwill for impairment for all of its reporting units. Under provisions of the qualitative analysis, when testing goodwill for impairment, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a quantitative impairment test to identify goodwill impairment and measures the amount of goodwill impairment loss to be recognized, if any. The qualitative factors used by the Company’s management to determine the likelihood that the fair value of the reporting unit is less than the carrying amount include, among other things, a review of overall economic conditions and their current and future impact on the Company’s existing business, the Company’s financial performance and stock price, industry outlook and market competition. With respect to the qualitative assessments, management determined that, as of October 1, 2021, it was more likely than not that the fair values of the reporting units exceeded their carrying values. During the year ended December 31, 2020, in connection with the Company’s annual impairment test, the Company performed a quantitative analysis for its Reentry Services Segment using a third-party valuation firm to determine the estimated fair value of the reporting unit using a discounted cash flow model. A discount rate of 10% was utilized to adjust the cash flow forecasts based on the Company’s estimate of a market participant’s weighted-average cost of capital. Growth rates for sales and profits were determined using inputs from the Company’s long-term planning process. The Company also made estimates for discount rates and other factors based on market conditions, historical experience and other economic factors. Changes in these factors could significantly impact the fair value of the reporting unit. With respect to the Reentry Services reporting unit that was assessed quantitatively, management determined that the carrying value exceeded its fair value due to future declines in cash flow projections primarily due to the negative impact of the COVID-19 pandemic on the Company’s reentry facilities. As such, the Company recorded a goodwill impairment charge of $21.1 million during the year ended December 31, 2020. A change in one or combination of the assumptions discussed above could have impacted the estimated fair value of the reporting unit. If the Company’s expectations of future results and cash flows decrease significantly or other economic conditions deteriorate, goodwill may be further impaired.

Other Intangible Assets, Net

The Company has also recorded other finite and indefinite lived intangible assets as a result of previously completed business combinations. Other acquired finite and indefinite lived intangible assets are recognized separately if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the Company’s intent to do so. The Company’s intangible assets include facility management contracts, trade names and technology. The facility management contracts represent customer relationships in the form of management contracts acquired at the time of each business combination; the value of BI’s and Protocol Criminal Justice, Inc.'s ("Protocol") trade names represent, among other intangible benefits, name recognition to its customers and intellectual property rights; and the acquired technology represents BI’s innovation with respect to its GPS tracking, monitoring, radio frequency monitoring, voice verification monitoring and alcohol compliance systems, Protocol's innovation with respect to its customer relationship management software and Soberlink, Inc.'s innovation with respect to its alcohol monitoring devices. When establishing useful lives, the Company considers the period and the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up; or, if that pattern cannot be reliably determined, using a straight-line amortization method over a period that may be shorter than the ultimate life of such intangible asset. The Company also considers the impact of renewal terms when establishing useful lives. The Company currently amortizes its acquired facility management contracts over periods ranging from three to twenty-one years and its acquired technology over seven years to eight years. There is no residual value associated with the Company’s finite-lived intangible assets. The Company reviews its trade name assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company does not amortize its indefinite lived intangible assets. The Company reviews its indefinite lived intangible assets annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. These reviews resulted in no significant impairment to the carrying value of the indefinite lived intangible assets for all periods presented. The Company records the costs associated with renewal and extension of facility management contracts as expenses in the period they are incurred.

Internal-Use Software

Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful lives of the software. Costs related to design or maintenance of internal-use software are expensed as incurred. As of December 31, 2021 and 2020, included in Property and Equipment, Net is approximately $10.9 million and $12.2 million of capitalized internal-use software costs, respectively.

Debt Issuance Costs

Debt issuance costs, net of accumulated amortization of $18.6 million and $17.7 million, totaling $26.7 million and $25.2 million at December 31, 2021 and 2020, respectively, are included in Long-Term Debt, Non-Recourse Debt and Other Non-Current Assets in the accompanying Consolidated Balance Sheets and are amortized to interest expense using the effective interest method over the term of the related debt.

Lease Revenue

The Company leases eight of its owned facilities to unrelated parties. Six of which have a term of two years and expire in June 2023 with options to extend for one additional one-year term. The carrying value of these leased facilities as of December 31, 2021 is $42.3 million, net of accumulated depreciation of $17.8 million. One facility has a term that expires in February 2023. The carrying value of this leased facility as of December 31, 2021 was $2.1 million, net of accumulated depreciation of $0.5 million. The remaining facility has a term of twenty years with renewals and expires in October 2041. The carrying value of this leased facility as of December 31, 2021 was $17.9 million, net of accumulated depreciation of $15.0 million. Rental income, included in Revenues, for these leases for the year ended December 31, 2021 was approximately $1.8 million. The majority of these leases began during and towards the end of 2021, as such, rental income was not significant for the years ended December 31, 2020 and 2019. As of December 31, 2021, future minimum rentals to be received on these leases are as follows:

Annual Rental
Year	(in thousands)
2022	$5,324
2023	4,676
2024	4,080
2025	4,094
2026	4,162
Thereafter	21,311
Total	$43,647

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

The Company does not consolidate its 50% owned South African joint venture interest in SACS, a VIE. SACS joint venture investors are GEO and Kensani Corrections, Pty. Ltd (an independent third party); each partner owns a 50% share. The Company has determined it is not the primary beneficiary of SACS since it does not have the power to direct the activities of SACS that most significantly impact its performance. As such, the Company's investment in this entity is accounted for under the equity method of accounting. SACS was established and subsequently, in 2001, was awarded a 25-year contract to design, finance and build the Kutama Sinthumule Correctional Centre in Louis Trichardt, South Africa. To fund the construction of the prison, SACS obtained long-term financing from its equity partners and lenders, the repayment of which is fully guaranteed by the South African government, except in the event of default, in which case the government guarantee is reduced to 80%. The Company's maximum exposure for loss under this contract is limited to its investment in the joint venture of approximately $10.3 million at December 31, 2021.

The Company does not consolidate its 50% owned joint venture in the United Kingdom. In February 2011, GEO UK, executed a Shareholders Agreement (the “Shareholders Agreement”) with Amey Community Limited (“Amey”) and Amey UK PLC (“Amey Guarantor”) to form GEOAmey, a private company limited by shares incorporated in England and Wales. GEOAmey was formed by GEO UK and Amey (an independent third party) for the purpose of performing escort and related custody services in England, Wales and Scotland. In order to form this private company, GEOAmey issued share capital of £100 divided into 100 shares of £1 each and allocated the shares 50/50 to GEO UK and Amey. GEO UK and Amey each have three directors appointed to the Board of Directors and neither party has the power to direct the activities that most significantly impact the performance of GEOAmey. As such, the Company's investment in this entity is accounted for under the equity method of accounting.

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

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to GEO's customers, in an amount that reflects the consideration GEO expects to be entitled to in exchange for those goods or services. Sales, value-added and other taxes GEO collects concurrent with revenue producing activities and that are subsequently remitted to governmental authorities are excluded from revenues.  The guidance distinguishes between goods and services. The definition of services under the guidance includes everything other than goods. As such, in the case of GEO, this guidance views the provision of housing as a service.

When a contract includes variable consideration, GEO determines an estimate of the variable consideration and evaluates whether the estimate needs to be constrained; therefore, GEO includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration estimates are updated at each reporting date. A limited number of GEO's domestic contracts have provisions upon which a small portion of the revenue for the contract is based on the performance of certain targets. Domestically, revenue based on the performance of certain targets is less than 1% of the Company's consolidated domestic revenues and was not significant during the periods presented. One of GEO's international contracts, related to its Ravenhall facility (discussed further below), contains a provision where a significant portion of the revenue for the contract is based on the performance of certain targets. These performance targets are based on specific criteria to be met over specific periods of time. Such criteria include the Company's ability to achieve certain contractual benchmarks relative to the quality of service it provides, non-occurrence of certain disruptive events, effectiveness of its quality control programs and its responsiveness to customer requirements. The performance of these targets is measured quarterly and there was no significant constraint on the estimate of such variable consideration for this contract during the years ended December 31, 2021, 2020 and 2019.

GEO does not disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which GEO has the right to invoice for services performed, which is generally the case for all of GEO's contracts. Incidental items that are immaterial in the context of the contract are recognized as expense. GEO generally does not incur incremental costs related to obtaining a contract with its customers that would meet the requirement for capitalization. There were no assets recognized from costs to obtain a contract with a customer at December 31, 2021 or 2020.

The timing of revenue recognition may differ from the timing of invoicing to customers. GEO records a receivable when services are performed which are due from its customers based on the passage of time. GEO records a contract liability if consideration is received in advance of the performance of services. Generally, GEO's customers do not provide payment in advance of the performance of services. Therefore, any contract liability is not significant at December 31, 2021 or 2020. Revenue recognized during the years ended December 31, 2021 and 2020 that was included in the opening balance of unearned revenue was not significant. There have been no significant amounts of revenue recorded in the periods presented from performance obligations either wholly or partially satisfied in prior periods.

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

The following table disaggregates GEO's revenue by major source and also provides a reconciliation with revenue information disclosed for reportable segments in Note 15 - Business Segments and Geographic Information:

	Year Ended December 31, 2021 (in thousands)
	U.S. Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International	Total
Owned and Leased: Secure Services	$1,127,688	$—	$—	$—	$1,127,688
Owned and Leased: Community-based	—	—	150,888	—	150,888
Owned and Leased: Youth Services	—	—	33,920	—	33,920
Managed Only	361,248	—	3,977	213,849	579,074
Non-residential Services and Other	—	278,934	86,108	—	365,042
Total Revenues	$1,488,936	$278,934	$274,893	$213,849	$2,256,612

	Year Ended December 31, 2020 (in thousands)
	U.S. Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International	Total
Owned and Leased - Secure Services	$1,198,881	$—	$—	$—	$1,198,881
Owned and Leased - Community-based	—		145,491	—	145,491
Owned and Leased - Youth Services	—		75,792	—	75,792
Managed Only	372,335		5,513	227,540	605,388
Non-residential Services and Other	—	241,944	82,602	—	324,546
Total Revenues	$1,571,216	$241,944	$309,398	$227,540	$2,350,098

	Year Ended December 31, 2019 (in thousands)
	U.S Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International	Total
Owned and Leased - Secure Services	$1,228,299	$—	$—	$—	$1,228,299
Owned and Leased - Community-based	—	—	176,001	—	176,001
Owned and Leased - Youth Services	—	—	87,189	—	87,189
Managed Only	373,380	—	5,523	261,994	640,897
Non-residential services and Other	—	256,954	88,582	—	345,536
Total Revenues	$1,601,679	$256,954	$357,295	$261,994	$2,477,922

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

Owned and Leased - Community-based

GEO recognizes revenue for community-based reentry services where GEO owns or leases the facility in a manner similar to its secure services discussed above. GEO provides individuals nearing the end of their judicially imposed sentence with the resources necessary to productively transition back into society. Through its residential reentry centers, GEO provides federal and state parolees and probationers with temporary housing, rehabilitation, substance abuse counseling and vocational and educational programs. These activities are considered to be a bundle of services which are a part of a series of distinct services recognized over time based on the same criteria as discussed above for secure services revenues. GEO's customers also generally pay for these services based on a net rate per day per individual or on a fixed monthly rate.

Owned and Leased - Youth Services

GEO recognized revenues for youth services where GEO owned or leased the facility in the same manner as discussed above for the housing, supervision, care and rehabilitation of troubled youth residents. The activities to house and care for troubled youth residents were also considered to be a bundle of services which are part of a series of distinct services recognized over time based on the same criteria discussed for the previous two revenue streams. GEO's customers generally paid for these services based on a net rate per day per individual. On July 1, 2021, the Company completed a divestiture of its youth division. Refer to Note 17 - Commitments, Contingencies and Other Matters.

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

Non-residential Services and Other

Non-residential Services and Other revenue consist of the Company's contracts with federal and various state and local governments to provide location, alcohol and drug detecting electronic monitoring and case management services to individuals on an as needed or as requested basis. This category also includes the Company's day reporting centers.

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

Income Taxes

The consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities as a result of a change in tax rates is recognized as income in the period that includes the enactment date. Refer to Note 16 - Income Taxes. For years prior to 2021, the Company was taxed as a REIT and did not expect to pay federal income taxes at the REIT level (including its qualified REIT subsidiaries). However, our wholly owned taxable REIT subsidiaries were fully subject to federal, state and foreign income taxes, as applicable.  While a REIT, the Company was required to distribute at least 90% of its REIT level taxable income to shareholders, and the resulting dividends paid deduction offset its REIT taxable income. Consequently, while a REIT, since the Company did not expect to pay taxes on its REIT taxable income, it was not able to recognize deferred tax assets and liabilities.

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

Reserves for Insurance Losses

The nature of the Company’s business exposes it to various types of third-party legal claims, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by individuals within our care, medical malpractice claims, product liability claims, intellectual property infringement claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with our facilities, programs, electronic monitoring products, personnel or individuals within our care, including damages arising from the escape of an individual in the Company’s care or from a disturbance or riot at a facility. In addition, the Company’s management contracts generally require it to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. The Company maintains a broad program of insurance coverage for these general types of claims, except for claims relating to employment matters, for which the Company carries no insurance. There can be no assurance that the Company’s insurance coverage will be adequate to cover all claims to which it may be exposed. It is the Company’s general practice to bring merged or acquired companies into its corporate master policies in order to take advantage of certain economies of scale.

On October 1, 2021, GEO formed a wholly owned captive insurance subsidiary, Florina Insurance Company, Inc. (“Florina”), to enhance its risk financing strategies. Florina is incorporated in the state of Vermont and is licensed and regulated by the state of Vermont, including with respect to its insurance programs, levels of liquidity and other requirements. GEO began procuring insurance policies to cover deductibles for workers’ compensation, general liability, automobile liability, medical professional liability and directors and officers’ liability as well as procuring insurance policies for its directors’ and officers’ excess liability and excess medical professional liability through Florina effective October 1, 2021. Florina holds cash and investments in order to meet solvency requirements and meet financial obligations as presented, including an investment portfolio of marketable fixed income and equity securities.

The Company currently maintains a general liability policy and excess liability policies with total limits of $70.0 million per occurrence and $90.0 million total general liability annual aggregate limits covering the operations of U.S. Secure Services, Reentry Services and Electronic Monitoring and Supervision Services. The Company has a claims-made liability insurance program with a specific loss limit of

$40.0 million per occurrence and in the aggregate related to medical professional liability claims arising out of correctional healthcare services. The Company is uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability, cybersecurity liability and automobile liability.

For most casualty insurance policies, the Company carries substantial deductibles or self-insured retentions of $4.0 million per occurrence for general liability and $5.0 million per occurrence for medical professional liability, $2.0 million per occurrence for workers’ compensation, $2.5 million per occurrence for directors and officers’ liability and $1.0 million per occurrence for automobile liability. In addition, certain of the Company’s facilities located in Florida and other high-risk hurricane areas carry substantial windstorm deductibles. Since hurricanes are considered unpredictable future events, no reserves have been established to pre-fund for potential windstorm damage. Limited commercial availability of certain types of insurance relating to windstorm exposure in coastal areas and earthquake exposure mainly in California and the Pacific Northwest may prevent the Company from insuring some of its facilities to full replacement value.

With respect to operations in South Africa and Australia, the Company utilizes a combination of locally-procured insurance and global policies to meet contractual insurance requirements and protect the Company. In addition to these policies, the Company’s Australian subsidiary carries tail insurance on a general liability policy related to a discontinued contract.

Of the insurance policies discussed above, the Company’s most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves, which include Florina’s reserves and GEO’s legacy reserves, are undiscounted and were $74.2 million and $78.9 million as of December 31, 2021 and 2020, respectively, and are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. The Company uses statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, the Company considers such factors as historical frequency and severity of claims at each of its facilities, claim development, payment patterns and changes in the nature of its business, among other factors. Such factors are analyzed for each of the Company’s business segments. The Company estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. The Company also may experience variability between its estimates and the actual settlement due to limitations inherent in the estimation process, including its ability to estimate costs of processing and settling claims in a timely manner as well as its ability to accurately estimate the Company’s exposure at the onset of a claim. Because the Company has high deductible insurance policies, the amount of its insurance expense is dependent on its ability to control its claims experience. If actual losses related to insurance claims significantly differ from the Company’s estimates, its financial condition, results of operations and cash flows could be materially adversely impacted.

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

The components of accumulated other comprehensive loss attributable to GEO included in the consolidated statement of shareholders' equity are as follows (in thousands):

	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc.	Unrealized loss on derivatives, net of tax	Change Marketable Securities, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2021	$(9,207)	$(4,752)	$—	$(8,630)	$(22,589)
Current-period other comprehensive income (loss)	(3,254)	2,228	7	3,392	2,373
Balance, December 31, 2021	$(12,461)	$(2,524)	$7	$(5,238)	$(20,216)

	Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc.	Unrealized loss on derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2020	$(12,314)	$(1,476)	$(6,545)	$(20,335)
Current-period other comprehensive income (loss)	3,107	(3,276)	(2,085)	(2,254)
Balance, December 31, 2020	$(9,207)	$(4,752)	$(8,630)	$(22,589)

There were no reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31, 2021 or 2020.

The foreign currency translation adjustment, net of tax, related to noncontrolling interests was not significant for the years ended December 31, 2021 or 2020.

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

The fair value of stock-based option awards was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for options awarded during years 2021, 2020 and 2019:

	2021	2020	2019
Risk free interest rates	0.24%	1.79%	2.44%
Expected term	4-5 years	4-5 years	4-5 years
Expected volatility	43%	41%	41%
Expected dividend rate [1]	13.30%	13.11%	8.47%

[1] As previously discussed, the Board elected to terminate the Company’s REIT election and discontinue its quarterly dividend. The assumptions above were used to determine the fair value of stock-based option awards granted prior to the Board’s suspension and discontinuation of quarterly dividends.

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

For restricted stock share-based awards that contain a market condition, the probability of satisfying the market condition is considered in the estimate of grant-date fair value and previously recorded compensation expense is not reversed if the market condition is never met. The fair value of restricted stock awards granted in 2021, 2020 and 2019 with market-based performance conditions was determined based on a Monte Carlo simulation, which calculates a range of possible outcomes and the probabilities that they will occur, using the following average key assumptions:

	2021	2020	2019
Expected volatility	48.2%	30.3%	43.7%
Beta	0.79	1.12	1.00
Risk free interest rate	0.22%	0.85%	2.53%

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

Recent Accounting Pronouncements

The Company implemented the following accounting standards during the year ended December 31, 2021:

In November 2020, the SEC issued a final rule, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, that amended certain SEC disclosure requirements to primarily modernize, enhance and simplify financial statement disclosures required by Regulation S-K. The Company has adopted provisions in the rule in the fourth quarter of fiscal 2021, which primarily resulted in the removal of the selected financial data previously required by Item 301 and the removal of the quarterly financial data previously required by Item 302.

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

In August 2018, the FASB issued ASU No. 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715.20)" as a part of its disclosure framework project. The amendments in this update remove, modify and add certain disclosures primarily related to amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, explanations for reasons for significant gains and losses related to changes in the benefit obligation for the period, and projected and accumulated benefit obligations. The new standard was effective for us beginning January 1, 2021. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

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

.
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

Distributions

As previously discussed, on December 2, 2021, the Company announced that its Board unanimously approved a plan to terminate the Company's REIT status and become a taxable C Corporation, effective for the year ended December 31, 2021. As a result, the Company is no longer required to operate under REIT rules, including the requirement to distribute at least 90% of its taxable income to its stockholders. The Board also voted unanimously to discontinue the Company's quarterly dividend.

Stock Buyback Program

On February 14, 2018, the Company announced that its Board authorized a stock buyback program authorizing the Company to repurchase up to a maximum of $200 million of its shares of common stock. The stock buyback program was funded primarily with cash on hand, free cash flow and borrowings under the Company's $900 million revolving credit facility (the "Revolver"). The program expired on October 20, 2020. The stock buyback program was intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission ("SEC") requirements. The stock buyback program did not obligate the Company to purchase any specific amount of its common stock and could have been suspended or extended at any time at the discretion of the Company's Board. During the year ended December 31, 2020, the Company purchased 553,665 shares of its common stock at a cost of $9.0 million primarily purchased with proceeds from the Company’s Revolver. There were no purchases of the Company's common stock during the years ended December 31, 2021 or 2019.

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

Prospectus Supplement

On June 28, 2021, in connection with the shelf registration, the Company filed with the SEC a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $300 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, will be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the year ended December 31, 2021.

Preferred Stock

In April 1994, the Company’s Board authorized 30 million shares of “blank check” preferred stock. The Board is authorized to determine the rights and privileges of any future issuance of preferred stock such as voting and dividend rights, liquidation privileges, redemption rights and conversion privileges. As of December 31, 2021 and 2020, there were no shares of preferred stock outstanding.

Noncontrolling Interests

The Company includes the results of operations and financial position of SACM or the “joint venture”, its majority-owned subsidiary, in its consolidated financial statements. SACM was established in 2001 to operate correctional centers in South Africa. The joint venture currently provides security and other management services for the Kutama Sinthumule Correctional Centre in the Republic of South Africa under a 25-year management contract which commenced in February 2002. The Company’s and the joint venture partner’s shares in the profits of the joint venture are 88.75% and 11.25%, respectively. There were no changes in the Company’s ownership percentage of the consolidated subsidiary during the years ended December 31, 2021, 2020 and 2019.

3.	Equity Incentive Plans

The Board has adopted The GEO Group, Inc. Amended and Restated 2018 Stock Incentive Plan (the "2018 Amended and Restated Plan"), which was approved by the Company's shareholders on April 28, 2021. The 2018 Amended and Restated Plan supersedes the previous 2018 Stock Incentive Plan. As of the date the 2018 Amended and Restated Plan was approved by the Company’s shareholders, it provided for a reserve of an additional 16,800,000 shares of common stock that may be issued pursuant to awards granted under the 2018 Amended and Restated Plan. The Company filed a Form S-8 registration statement related to the 2018 Amended and Restated Plan on June 15, 2021.

Under the terms of the 2018 Amended and Restated Plan, the vesting period and, in the case of stock options, the exercise price per share, are determined by the terms of each grant agreement. All stock options that have been granted under the Company plans are exercisable at the fair market value of the common stock at the date of the grant. Generally, the stock options vest and become exercisable ratably over a four-year period. All stock options awarded under the 2018 Amended and Restated Plan expire no later than ten years after the date of the grant. When options are exercised, the Company issues shares of common stock related to the exercised options.

The Company recognized compensation expense related to the Company plans for the years ended December 31, 2021, 2020 and 2019 as follows (in thousands):

	2021	2020	2019
Stock option plan expense	$760	$1,141	$1,085
Restricted stock expense	$18,439	$22,755	$21,260

Stock Options

A summary of the activity of the Company’s stock options plans is presented below:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Options outstanding at January 1, 2021	1,951	$22.07	6.62	$—
Granted	478	7.52
Exercised	(2)	7.52
Forfeited/Canceled	(580)	17.01
Options outstanding at December 31, 2021	1,847	$19.92	6.23	$73
Options vested and expected to vest at December 31, 2021	1,782	$20.24	6.14	$65
Options exercisable at December 31, 2021	1,105	$24.27	4.86	$1

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2021 and the exercise price, times the number of shares that are “in the money”) that would have been received by the option holders had all option holders exercised their options on December 31, 2021. This amount changes based on the fair value of the Company’s stock.

The following table summarizes information relative to stock option activity during the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Intrinsic value of options exercised	$-	$-	$433
Fair value of shares vested	$925	$1,061	$971

The following table summarizes information about the exercise prices and related information of stock options outstanding under the Company plans at December 31, 2021:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price
	(In thousands)
0-18.23	694	8.11	$11.39	130	5.40	$14.48
18.24-22.26	486	4.97	$20.97	420	4.76	$20.84
22.27-29.39	402	5.32	$25.26	290	4.61	$26.25
29.40-45.00	265	5.04	$32.27	265	5.04	$32.27
Total	1,847	6.23	$19.92	1,105	4.86	$24.27

The weighted average grant date fair value of options granted during the year ended December 31, 2021, 2020 and 2019 was $0.79, $1.59 and $3.64 per share, respectively. There were 0.5 million, 0.5 million and 0.4 million options granted during the year ended December 31, 2021, 2020 and 2019, respectively.

The following table summarizes the status of non-vested stock options as of December 31, 2021 and changes during the year ended December 31, 2021:

	Number of Shares	Wtd. Avg. Grant Date Fair Value
	(In thousands)
Options non-vested at January 1, 2021	900	$2.87
Granted	478	0.79
Vested	(266)	3.48
Forfeited	(580)	2.82
Options non-vested at December 31, 2021	532	$1.79

As of December 31, 2021, the Company had $0.8 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock

During the year ended December 31, 2021, the Company granted approximately 1,551,000 shares of restricted stock to certain employees and executive officers. Of these awards, 919,000 are market and performance-based awards that will be forfeited if the Company does not achieve certain annual metrics during 2021, 2022 and 2023. The fair value of restricted stock awards, which do not contain a market-based condition, is determined using the closing price of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period. Generally, the restricted stock awards vest in equal increments over either a three or four-year period.

The vesting of market and performance-based restricted stock grants awarded in 2021 are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the shares of restricted stock ("TSR Target Award") can vest at the end of a three-year performance period if GEO meets certain total shareholder return ("TSR") performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2021 to December 31, 2023 and (ii) up to 50% of the shares of restricted stock ("ROCE Target Award") can vest at the end of a three-year period if GEO meets certain return on capital employed ("ROCE") performance targets over a three year period from January 1, 2021 to December 31, 2023. Certain of these performance-based restricted stock grants can vest over a one-year period if GEO meets certain performance targets, as mentioned above, over three, three-year periods from January 1, 2019 to December 31, 2021, January 1, 2020 to December 31, 2022 and January 1, 2021 to December 31, 2023. These market and performance awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the market and performance-based awards is based on the target awards for both metrics.

During the year ended December 31, 2020, the Company granted approximately 900,000 shares of restricted stock to certain employees and executive officers. Of these awards, 360,000 are market and performance-based awards that will be forfeited if the Company does not achieve certain annual metrics over a three-year period from January 1, 2020 to December 31, 2022.

The vesting of the market and performance-based restricted stock grants awarded in 2020 are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the TSR Target Award can vest at the end of a three-year performance period if GEO meets certain TSR performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2020 to December 31, 2022; and (ii) up to 50% of the ROCE Target Award can vest at the end of a three-year performance period if GEO meets certain ROCE performance targets over a three year period from January 1, 2020 to December 31, 2022. These market and performance-based awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the market and performance-based awards is based on the target awards for both metrics.

During the year ended December 31, 2019, the Company granted 788,000 shares of restricted stock to its executive officers and to certain senior employees. Of these awards, 250,000 are market and performance-based awards that will be forfeited if the Company does not achieve certain annual metrics over a three-year period from January 1, 2019 to December 31, 2021.

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

The metric related to ROCE is considered to be a performance condition. For share-based awards that contain a performance condition, the achievement of the targets must be probable before any share-based compensation expense is recorded. The Company reviews the likelihood of which target in the range will be achieved and if deemed probable, compensation expense is recorded at that time. If subsequent to the initial measurement there is a change in the estimate of the probability of meeting the performance condition, the effect of the change in the estimated quantity of awards expected to vest is recognized by cumulatively adjusting compensation expense. If ultimately the performance targets are not met, for any awards where vesting was previously deemed probable, previously recognized compensation expense will be reversed in the period in which vesting is no longer deemed probable. During 2021, 2020 and 2019, the Company deemed the achievement of the target award to be probable and there were no changes in the estimated quantity of awards expected to vest. The fair value of these awards was determined based on the closing price of the Company's common stock on the date of grant.

The following table summarizes the status of restricted stock awards as of December 31, 2021 and changes during the year ended December 31, 2021:

	Shares	Wtd. Avg. Grant Date Fair value
	(In thousands)
Restricted stock outstanding at January 1, 2021	2,154	$20.61
Granted	1,551	6.93
Vested	(929)	20.54
Forfeited/Canceled	(157)	10.64
Restricted stock outstanding at December 31, 2021	2,619	$12.53

As of December 31, 2021, the Company had $16.0 million of unrecognized compensation cost that is expected to be recognized over a weighted average period of 2.1 years.

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

The Plan is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Plan are made on the last day of each month. During the years ended December 31, 2021, 2020 and 2019, 42,627, 49,896 and 30,153 shares of common stock, respectively, were issued in connection with the Plan.

4.	Earnings Per Share

Basic earnings per share of common stock is computed by dividing the net income attributable to The GEO Group, Inc. available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income attributable to The GEO Group, Inc. available to common stockholders represents net income attributable to The GEO Group reduced by an allocation of earnings to participating securities. The 6.50% Exchangeable Notes due 2026, which contain non-forfeitable rights to dividends declared and paid on the shares of common stock, are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Diluted EPS is calculated under the if-converted method and the two-class method for each class of shareholders using the weighted average number of shares attributable to each class. The calculation that results in the lowest diluted earnings per share amount for common stock is reported in the Company’s financial statements. The if-converted method includes the dilutive effect of potential common shares related to the 6.50% Exchangeable Notes due 2026, if any. Basic and diluted earnings per share were calculated for the years ended December 31, 2021, 2020 and 2019 as follows (in thousands, except per share data):

Fiscal Year	2021	2020	2019
	(In thousands, except per share data)
Net Income	$77,233	$112,831	$166,412
Loss attributable to noncontrolling interests	185	201	191
Less: Undistributed income allocable to participating securities	(6,982)	—	—
Net income attributable to The GEO Group, Inc. available to common stockholders	$70,436	$113,032	$166,603
Basic earnings per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	120,384	119,719	119,097
Per share amount - basic	$0.59	$0.94	$1.40
Diluted earnings per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	120,384	119,719	119,097
Dilutive effect of equity incentive plans	348	272	214
Weighted average shares assuming dilution	120,732	119,991	119,311
Per share amount - diluted	$0.58	$0.94	$1.40

For the year ended December 31, 2021, 2,047,072 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. For the same period, 1,016,208 common stock equivalents from restricted shares were anti-dilutive and excluded from the computation of diluted EPS.

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

On February 24, 2021, the Company’s wholly owned subsidiary, GEO Corrections Holdings, Inc. (“GEOCH”), completed a private offering of $230 million aggregate principal amount of 6.50% Exchangeable Senior Unsecured Notes due 2026. Refer to Note 12 – Debt for additional information. As of December 31, 2021, conditions had not been met to exchange the 6.50%  Exchangeable Notes due 2026 into shares of the Company’s common stock. Approximately 21.0 million shares of potential common stock associated with the conversion option embedded in the convertible notes were excluded from the computation for the year ended December 31, 2021 as the Company’s average stock price during the period was lower than the exchange price.

5.	Property and Equipment

Property and equipment consist of the following at fiscal year-end:

	Useful Life	2021	2020
	(Years)	(In thousands)
Land	—	$120,837	$128,498
Buildings and improvements	2 to 50	2,277,575	2,264,910
Leasehold improvements	1 to 29	278,299	283,561
Equipment	3 to 10	220,965	225,509
Furniture, fixtures and computer software	1 to 7	68,474	66,375
Facility construction in progress	—	20,758	42,863
Total		$2,986,908	$3,011,716
Less accumulated depreciation and amortization		(949,063)	(889,521)
Property and equipment, net		$2,037,845	$2,122,195

The Company amortizes its leasehold improvements over the shorter of their estimated useful lives or the terms of the leases including renewal periods that are reasonably assured. The Company’s construction in progress primarily consists of new construction and renovations to facilities that are owned by the Company. Interest capitalized in property and equipment for the years ended December 31, 2021 and 2020 was not significant.

Depreciation expense was $109.6 million, $112.4 million and $107.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

At December 31, 2021 and 2020, the Company had $20.5 million and $19.4 million, respectively, of assets recorded under finance leases related to land, buildings and improvements. Finance leases are recorded net of accumulated amortization of $17.1 million and $15.4 million, at December 31, 2021 and 2020, respectively. Depreciation expense related to assets recorded under finance leases for each of the years ended December 31, 2021, 2020 and 2019 was $1.7 million, $1.2 million and $1.0 million, respectively and are included in Depreciation and Amortization in the accompanying consolidated statements of operations.

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

During the D&C Phase, the Company recognized revenue as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to the estimated total costs for the design and construction of the facility. Costs incurred and estimated earnings in excess of billings are classified as Contract Receivable in the accompanying consolidated balance sheets. The total balance of the Contract Receivable at December 31, 2021 is approximately $367.0 million which is recorded at net present value based on the timing of expected future settlement. Interest income is recorded as earned using an effective interest rate of 8.97%. As the primary contractor, Project Co was exposed to the various risks associated with the D&C Phase. Accordingly, the Company recorded construction revenue on a gross basis and included the related costs of construction activities in operating expenses. Reimbursable pass-through costs were excluded from revenues and expenses.
7.	Derivative Financial Instruments

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

In August 2019, the Company entered into two interest rate swap agreements in the aggregate notional amount of $44.3 million to fix the interest rate on certain of its variable rate debt to 4.22%. The Company has designated these interest rate swaps as hedges against changes in the cash flows of two identical promissory notes (the "Notes") which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the Notes and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in fair value of the interest rate swaps as accumulated other comprehensive income (loss), net of applicable taxes. Total unrealized gains recorded in total other comprehensive income (loss), net of tax, related to these cash flow hedges was $2.2 million during the year ended December 31, 2021. The total fair value of the swap liabilities as of December 31, 2021 was $3.2 million and is recorded as a component of Other Non-Current liabilities within the accompanying balance sheet. There was no material ineffectiveness for the period presented. The Company does not expect to enter into any transactions during the next twelve months which would result in reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss). Refer to Note 12 - Debt for additional information.

8.	Goodwill and Other Intangible Assets, Net

The Company has recorded goodwill as a result of its various business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company’s goodwill balances recognized during the years ended December 31, 2021 and 2020 were as follows (in thousands):

	1/1/2021	Foreign currency translation	12/31/2021
U.S. Secure Services	$316,366	$—	$316,366
Electronic Monitoring and Supervision Services	289,570	—	289,570
Reentry Services	148,873	—	148,873
International Services	441	(25)	416
Total Goodwill	$755,250	$(25)	$755,225

	1/1/2020	Impairment charges [1]	Foreign currency translation	12/31/2020
U.S. Secure Services	$316,366	$—	$—	$316,366
Electronic Monitoring and Supervision Services	289,570	—	—	289,570
Reentry Services	170,019	(21,146)	—	148,873
International Services	401	-	40	441
Total Goodwill	$776,356	$(21,146)	$40	$755,250

[1] The Company recorded an impairment charge in its Reentry Services reporting unit for the year ended December 31, 2020.

Intangible assets consisted of the following as of December 31, 2021 and 2020 (in thousands):

	Weighted	December 31, 2021			December 31, 2020
	Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	16.3	$308,369	$(189,163)	$119,206	$308,398	$(168,848)	$139,550
Technology	7.3	33,700	(31,982)	1,718	33,700	(30,703)	2,997
Trade names	Indefinite	45,200	—	45,200	45,200	—	45,200
Total acquired intangible assets		$387,269	$(221,145)	$166,124	$387,298	$(199,551)	$187,747

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

Amortization expense was $21.6 million, $22.3 million and $22.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, and primarily related to the U.S. Secure Services and Reentry Services segments’ amortization of intangible assets for acquired management contracts. The Company relies on its historical experience in determining the useful life of facility management contracts. The Company makes assumptions related to acquired facility management contracts based on the competitive environment for individual contracts, our historical success rates in retaining contracts, the supply of available beds in the market, changes in legislation, the projected profitability of the facilities and other market conditions. As of December 31, 2021, the weighted average period before the next contract renewal or extension for the facility management contracts was approximately 2.0 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the contractual periods.

Estimated amortization expense related to the Company’s finite-lived intangible assets for 2022 through 2026 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
2022	$16,307
2023	13,484
2024	9,751
2025	9,263
2026	7,170
Thereafter	64,949
$120,924

9.	Financial Instruments

The following table provides a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2021
	Carrying Value at December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$42,937	$—	$42,937	$—
Marketable equity and fixed income securities	11,551	—	11,551	$—
Fixed income securities	1,927	—	1,927	—
Liabilities:
Interest rate swap derivatives	$3,195	$—	$3,195	$—

	Fair Value Measurements at December 31, 2020
	Carrying Value at December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$35,749	$—	$35,749	$—
Fixed income securities	1,932	—	1,932	—
Liabilities:
Interest rate swap derivatives	$6,015	$—	$6,015	$—

The Company’s Level 2 financial instruments included in the tables above as of December 31, 2021 and 2020 consist of interest rate swap derivative liabilities held by GEO, investments in equity and fixed income mutual funds held in the Company’s captive insurance subsidiary, Florina, the Company's rabbi trust established for GEO employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and an investment in Canadian dollar denominated fixed income securities.

The interest rate swap derivative liabilities are valued using a discounted cash flow model based on projected borrowing rates. The Company's restricted investment in the rabbi trust is invested in Company-owned life insurance policies which are recorded at their cash surrender values. These investments in fixed income securities are valued based on the underlying investments held in the policies' separate account. The underlying assets are equity and fixed income pooled funds that are comprised of Level 1 and Level 2 securities. The equity and fixed income mutual fund securities are valued at fair value using the net asset value per share. The Canadian dollar denominated securities, not actively traded, are valued using quoted rates for these and similar securities.

10.	Fair Value of Assets and Liabilities

The Company’s Consolidated Balance Sheets reflect certain financial instruments at carrying value. The following table presents the carrying values of those instruments and the corresponding estimated fair values (in thousands):

	Estimated Fair Value Measurements at December 31, 2021
	Carrying Value as of December 31, 2021	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$506,491	$506,491	$506,491	$—	$—
Restricted cash and investments	41,831	41,831	41,831	—	—
Liabilities:
Borrowings under Senior Credit Facility	$1,546,895	$1,448,280	$—	$1,448,280	$—
5.125% Senior Notes due 2023	259,275	248,479	—	248,479	—
5.875% Senior Notes due 2024	225,293	199,522	—	199,522	—
6.00% Senior Notes due 2026	350,000	283,691	—	283,691	—
6.50% Exchangeable Senior Notes due 2026	230,000	248,211	—	248,211	—
Non-recourse debt	310,108	310,108	—	310,108	—

	Estimated Fair Value Measurements at December 31, 2020
	Carrying Value as of December 31, 2020	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$283,524	$283,524	$283,524	$—	$—
Restricted cash and investments	28,329	28,329	28,329	—	—
Liabilities:
Borrowings under Senior Credit Facility	$1,474,437	$1,342,066	$—	$1,342,066	$—
5.875% Senior Notes due 2022	193,958	192,736	—	192,736	—
5.125% Senior Notes due 2023	281,783	256,096	—	256,096	—
5.875% Senior Notes due 2024	242,500	202,458	—	202,458	—
6.00% Senior Notes due 2026	350,000	279,493	—	279,493	—
Non-recourse debt	344,614	344,632	—	344,632	—

The fair values of the Company’s cash and cash equivalents, and restricted cash approximates the carrying values of these assets at December 31, 2021 and 2020. Restricted cash and investments consist of money market funds, commercial paper and time deposits used for payments on the Company’s non-recourse debt and asset replacement funds contractually required to be maintained at the Company's Australian subsidiary. The fair value of the money market funds is based on quoted market prices (level 1) and the fair value of commercial paper and time deposits is based on market prices for similar instruments (level 2). The fair values of the Company’s 6.00% senior unsecured notes due 2026 (the “6.00% Senior Notes”), 6.50% exchangeable senior unsecured notes due 2026 (the 6.50% Exchangeable Senior Notes), the 5.125% Senior Notes due 2023 (the “5.125% Senior Notes”), and the 5.875% Senior Notes due 2024 (the "5.875% Senior Notes"), although not actively traded, are based on published financial data for these instruments. On February 24, 2021, the Company completed a private offering of $230 million aggregate principal amount of 6.50% exchangeable senior unsecured notes due 2026. The Company used the net proceeds from this offering to fund the redemption of the then outstanding amount of the Company’s 5.875% Senior Notes due 2022. Refer to Note 12 – Debt for further information. The fair value of the Company’s non-recourse debt is based on estimate of trading value considering the Company's borrowing rate, the undrawn spread and similar instruments. The fair value of borrowings under the Senior Credit Facility is also based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.
11.	Accrued Expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	2021	2020
Accrued interest	$17,080	$17,614
Accrued bonus	24,403	16,986
Accrued insurance	76,171	78,893
Accrued property and other taxes	43,720	38,524
Construction retainage	223	1,062
Other	39,115	49,299
Total	$200,712	$202,378

12.	Debt

Debt consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Senior Credit Facility:
Term loan	$762,000	$770,000
Unamortized debt issuance costs on term loan	(2,733)	(4,043)
Unamortized discount on term loan	(1,152)	(1,705)
Revolver	784,895	704,437
Total Senior Credit Facility	$1,543,010	$1,468,689
6.50% Exchangeable Senior Notes:
Notes Due in 2026	$230,000	$—
Unamortized debt issuance costs	(8,246)	—
Total 6.50% Exchangeable Senior Notes Due in 2026	$221,754	$—
6.00% Senior Notes:
Notes Due in 2026	$350,000	$350,000
Unamortized debt issuance costs	(3,099)	(3,709)
Total 6.00% Senior Notes Due in 2026	$346,901	$346,291
5.875% Senior Notes:
Notes Due in 2024	$225,293	$242,500
Unamortized debt issuance costs	(1,410)	(2,000)
Total 5.875% Senior Notes Due in 2024	$223,883	$240,500
5.125% Senior Notes:
Notes Due in 2023	$259,275	$281,783
Unamortized debt issuance costs	(1,221)	(2,033)
Total 5.125% Senior Notes Due in 2023	$258,054	$279,750
5.875% Senior Notes:
Notes Due in 2022	$—	$193,958
Unamortized debt issuance costs	—	(710)
Total 5.875% Senior Notes Due in 2022	$—	$193,248
Non-Recourse Debt:
Non-Recourse Debt	$310,108	$344,614
Unamortized debt issuance costs on non-recourse debt	(4,556)	(5,237)
Discount on Non-Recourse Debt	—	(25)
Total Non-Recourse Debt	$305,552	$339,352
Finance Lease Obligations	3,843	5,029
Other debt	41,363	42,413
Total debt	$2,944,360	$2,915,272
Current portion of finance lease obligations, long-term debt and non-recourse debt	(18,568)	(26,180)
Finance Lease Obligations, long-term portion	(1,977)	(2,988)
Non-Recourse Debt, long-term portion	(297,856)	(324,223)
Long-Term Debt	$2,625,959	$2,561,881

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

The Credit Agreement evidences a credit facility (the "Credit Facility") consisting of the $792.0 million term loan discussed above (the "Term Loan") bearing interest at LIBOR plus 2.00% (with a LIBOR floor of 0.75%), and a $900 million Revolver initially bearing interest at

LIBOR plus 2.25% (with no LIBOR floor) together with AUD275 million available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars under the Australian Dollar Letter of Credit Facility (the "Australian LC Facility"). As of December 31, 2021, there were no letters of credit issued under the Australian LC Facility. Amounts to be borrowed by GEO under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The Term Loan component is scheduled to mature on March 23, 2024. The revolving credit commitment component is scheduled to mature on May 17, 2024. The Credit Agreement also has an accordion feature of $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

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

On August 18, 2016, the Company executed a Letter of Offer by and among GEO and HSBC Bank Australia Limited (the “Letter of Offer”) providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of AUD100 million, or $72.6 million, based on exchange rates in effect as of December 31, 2021 (collectively, the “Bank Guarantee Facility”). The Bank Guarantee Facility allows GEO to provide letters of credit to assure performance of certain obligations of its wholly owned subsidiary relating to its secure facility project in Ravenhall, located near Melbourne, Australia. In accordance with the Ravenhall Contract, upon the completion of a certain period of operations, the Bank Guarantee Facility was reduced during the fourth quarter of 2019 to approximately AUD59 million, or $42.8 million, based on exchange rates in effect as of December 31, 2021. The Bank Guarantee Facility is unsecured. The issuance of letters of credit under the Bank Guarantee Facility is subject to the satisfaction of the conditions precedent specified in the Letter of Offer. Letters of credit issued under the bank guarantee lines are due on demand and letters of credit issued under the bank guarantee/standby sub-facility cannot have a duration exceeding twelve months. The Bank Guarantee Facility may be terminated by HSBC Bank Australia Limited on 90 days written notice. As of December 31, 2021, there was approximately AUD59 million in letters of credit issued under the Bank Guarantee Facility.

As of December 31, 2021, the Company had $762.0 million in aggregate borrowings outstanding under the Term Loan, $784.9 million in borrowings under the Revolver, and approximately $95.8 million in letters of credit which left $19.3 million in additional borrowing capacity under the Revolver. In addition, the Company has the ability to increase the Senior Credit Facility by an additional $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions thereunder. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of December 31, 2021 was 2.80%.

6.50% Exchangeable Senior Notes due 2026

          On February 24, 2021, the Company’s wholly owned subsidiary, GEOCH, completed a private offering of $230 million aggregate principal amount of 6.50% exchangeable senior unsecured notes due 2026 which included the full exercise of the initial purchasers’ over-allotment option to purchase an additional $30 million aggregate principal amount of Convertible Notes. The Convertible Notes will mature on February 23, 2026, unless earlier repurchased or exchanged. The Convertible Notes bear interest at the rate of 6.50% per year plus an additional amount based on the dividends paid by the Company on its common stock, $0.01 par value per share. Interest on the notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021.

          Subject to certain restrictions on share ownership and transfer, holders may exchange the notes at their option prior to the close of business on the business day immediately preceding November 25, 2025, but only under the following circumstances: (1) during the five consecutive business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the exchange rate for the notes on each such trading day; or (2) upon the occurrence of certain specified corporate events. On or after November 25, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, holders may exchange their notes at any time, regardless of the foregoing circumstances. Upon exchange of a note, GEO will pay or deliver, as the case may be, cash or a combination of cash and shares of the Company’s common stock. As of December 31, 2021, conditions had not been met to exchange the notes.

        Upon conversion, the Company will pay or deliver, as the case may be, cash or a combination of cash and shares of common stock. The initial conversion rate is 108.4011 shares of common stock per $ 1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $9.225 per share of common stock). The conversion rate will be subject to adjustment in certain events. If the Company or GEOCH undergoes a fundamental change, holders may require GEOCH to purchase the notes in whole or in part for cash at a fundamental change purchase price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.

        The Company used the net proceeds from this offering, including the exercise in full of the initial purchasers' over-allotment option to fund the redemption of the then outstanding amount of approximately $194.0 million of the Company’s 5.875% senior notes due 2022, to re-purchase additional senior notes and used remaining net proceeds to pay related transaction fees and expenses, and for general corporate purposes of the Company. As a result of the redemption, deferred loan costs in the amount of approximately $0.7 million were written off to loss on extinguishment of debt during the year ended December 31, 2021.

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

       Because the Company currently intends to settle conversions by paying cash up to the principal amount of the Convertible Notes, with any excess conversion value settled in shares of common stock, the Convertible Notes are being accounted for using the net settlement method (or treasury stock-type method) for the purposes of calculating diluted earnings per share. Using this method, the denominator will be affected when the average share price of the Company's common stock for a given period is greater than the conversion price of approximately $ 9.225 per share. There was no dilutive impact for the year ended December 31, 2021.

6.00% Senior Notes due 2026

On April 18, 2016, the Company completed an offering of $350.0 million aggregate principal amount of 6.00% senior notes due 2026. The 6.00% Senior Notes were offered and sold in a registered offering pursuant to an underwriting agreement, dated as of April 11, 2016 (the “Underwriting Agreement”) among the Company, certain of the Company’s domestic subsidiaries, as guarantors and the representative for the underwriters named therein. The 6.00% Senior Notes were issued by the Company pursuant to the Indenture, dated as of September 25, 2014 (the “Base Indenture”), by and between the Company and the trustee, as supplemented by a Second Supplemental Indenture, dated as of April 18, 2016 (the “Second Supplemental Indenture” and together with the Base Indenture, the “Indenture”), by and among the Company, the guarantors and the trustee which governs the terms of the 6.00% Senior Notes. The sale of the 6.00% Senior Notes was registered under GEO’s prior shelf registration statement on Form S-3 filed on September 12, 2014, as amended (File No. 333-198729). The 6.00% Senior Notes were issued at a coupon rate and yield to maturity of 6.00%. Interest on the 6.00% Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2016. The 6.00% Senior Notes mature on April 15, 2026. The Company used the net proceeds to fund the tender offer and the redemption of all of its 6.625% Senior Notes, to pay all related fees, costs and expenses and for general corporate purposes including repaying borrowings under the Company's Revolver.

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

The 6.00% Senior Notes are guaranteed on a senior unsecured basis by the guarantors. The 6.00% Senior Notes and the guarantees are unsecured, unsubordinated obligations of GEO and the guarantors. The 6.00% Senior Notes rank equally in right of payment with any unsecured, unsubordinated indebtedness of GEO and the guarantors, including GEO’s 5.125% Senior Notes due 2023 and the 5.875% Senior Notes due 2024, and the guarantors’ guarantees thereof, senior in right of payment to any future indebtedness of GEO and the guarantors that is expressly subordinated to the 6.00% Senior Notes and the guarantees, effectively junior to any secured indebtedness of GEO and the guarantors, including indebtedness under GEO’s Senior Credit Facility, to the extent of the value of the assets securing such indebtedness, and structurally junior to all obligations of GEO’s subsidiaries that are not guarantors, including trade payables.

The Indenture contains covenants which, among other things, limit the ability of GEO and its “restricted subsidiaries” (as defined in the Indenture) to incur additional indebtedness or issue preferred stock, make dividend payments or other restricted payments (other than the payment of dividends or other distributions, or any other actions necessary to maintain GEO’s status as a real estate investment trust), create liens, sell assets, engage in sale and lease back transactions, create or permit restrictions on the ability of the restricted subsidiaries to pay dividends or make other distributions to GEO, enter into transactions with affiliates, and enter into mergers, consolidations or sales of all or substantially all of their assets. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. The Company was in compliance with all of the covenants of the indenture governing the 6.00% Senior Notes as of December 31, 2021.

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

5.875% Senior Notes due 2024

On September 25, 2014, the Company completed an offering of $250.0 million aggregate principal amount of senior unsecured notes (the “5.875% Senior Notes due 2024”). The notes will mature on October 15, 2024 and have a coupon rate and yield to maturity of 5.875%. Interest is payable semi-annually in cash in arrears on April 15 and October 15, beginning April 15, 2015. The 5.875% Senior Notes due 2024 are guaranteed on a senior unsecured basis by all the Company’s restricted subsidiaries that guarantee obligations. The 5.875% Senior Notes due 2024 rank equally in right of payment with any unsecured, unsubordinated indebtedness of the Company and the guarantors, including the Company’s 5.125% Senior Notes due 2023, the 6.00% Senior Notes due 2026, and the guarantors’ guarantees thereof, senior in right of payment to any future indebtedness of the Company and the guarantors that is expressly subordinated to the 5.875% Senior Notes due 2024 and the guarantees, effectively junior to any secured indebtedness of the Company and the guarantors, including indebtedness under the Company’s

Senior Credit Facility, to the extent of the value of the assets securing such indebtedness, and structurally junior to all obligations of the Company’s subsidiaries that are not guarantors. The sale of the 5.875% Senior Notes due 2024 was registered under the Company’s prior shelf registration statement on Form S-3 filed on September 12, 2014, as supplemented by the Preliminary Prospectus Supplement filed on September 22, 2014 and the Prospectus Supplement filed on September 24, 2014.

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

The indenture contains covenants which, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional indebtedness or issue preferred stock, make dividend payments or other restricted payments (other than the payment of dividends or other distributions, or any other actions necessary to maintain the Company’s status as a real estate investment trust), create liens, sell assets, engage in sale and lease back transactions, create or permit restrictions on the ability of the restricted subsidiaries to pay dividends or make other distributions to the Company, enter into transactions with affiliates, and enter into mergers, consolidations or sales of all or substantially all of their assets. These covenants are subject to a number of limitations and exceptions as set forth in the indenture. The Company was in compliance with all of the covenants of the indenture governing the 5.875% Senior Notes due 2024 as of December 31, 2021.

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

5.125% Senior Notes due 2023

On March 19, 2013, the Company completed an offering of $300.0 million aggregate principal amount of senior unsecured notes in a private offering under the Indenture dated as of March 19, 2013 among GEO, certain of its domestic subsidiaries, as guarantors, and the trustee. The 5.125% Senior Notes were offered and sold to "qualified institutional buyers" in accordance with Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and outside the United States to non-U.S. persons in accordance with Regulation S under the Securities Act. The notes will mature on April 1, 2023 and have a coupon rate and yield to maturity of 5.125%. Interest is payable semi-annually on April 1 and October 1 each year, beginning October 1, 2013. The 5.125% Senior Notes are guaranteed on a senior unsecured basis by all of the Company's restricted subsidiaries that guarantee obligations under the Senior Credit Facility, the Company's 6.00% Senior Notes and the 5.875% Senior Notes due 2024. The 5.125% Senior Notes and the guarantees are the Company's general unsecured senior obligations and rank equally in right of payment with all of the Company's and the guarantors' existing and future unsecured senior debt, including the Company's 6.00% Senior Notes and the 5.875% Senior Notes due 2024. The 5.125% Senior Notes and the guarantees are effectively subordinated to any of the Company's and the guarantors' existing and future secured debt to the extent of the value of the assets securing such debt, including all anticipated borrowings under the Senior Credit Facility. The 5.125% Senior Notes are structurally subordinated to all existing and future liabilities (including trade payables) of the Company's subsidiaries that do not guarantee the 5.125% Senior Notes.

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

The indenture governing the 5.125% Senior Notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of the Company’s assets. As of the date of the indenture, all of the Company’s subsidiaries, other than certain dormant domestic and other subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. The Company’s failure to comply with certain of the covenants under the indenture governing the 5.125% Senior Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company was in compliance with all of the covenants of the indenture governing the 5.125% Senior Notes as of December 31, 2021.

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

5.875% Senior Notes due 2022

On October 3, 2013, the Company completed an offering of $250.0 million aggregate principal amount of senior notes due 2022 (the “5.875% Senior Notes due 2022”) in a private offering under the Indenture dated as of October 3, 2013 among GEO, certain of its domestic subsidiaries, as guarantors, and the trustee. The 5.875% Senior Notes due 2022 were offered and sold to “qualified institutional buyers” in accordance with Rule 144A under the Securities Act, and outside the United States to non-U.S. persons in accordance with Regulations S under the Securities Act. The 5.875% Senior Notes due 2022 were issued at a coupon rate and yield to maturity of 5.875%. Interest on the 5.875% Senior Notes due 2022 was payable semi-annually in cash in arrears on January 15 and July 15, commencing on January 15, 2014. The 5.875% Senior Notes due 2022 were to mature on January 15, 2022. The 5.875% Senior Notes due 2022 and the guarantees were the Company's general unsecured senior obligations and ranked equally in right of payment with all of the Company's and the guarantors' existing and future unsecured senior debt, including the Company's 6.00% Senior Notes, the 5.125% Senior Notes and the 5.875% Senior Notes due 2024. The 5.875% Senior Notes due 2022 and the guarantees were effectively subordinated to any of the Company's and the guarantors' existing and future secured debt to the extent of the value of the assets securing such debt, including all anticipated borrowings under the Senior Credit Facility. The 5.875% Senior Notes due 2022 were structurally subordinated to all existing and future liabilities (including trade payables) of the Company's subsidiaries that do not guarantee the 5.875% Senior Notes due 2022. The Company redeemed the outstanding amount of 5.875% Senior Notes due 2022 in March 2021 as discussed above.

Debt Repurchases

On August 16, 2019, the Company's Board of Directors authorized the Company to repurchase and/or retire a portion of the 6.00% Senior Notes due 2026, the 5.875% Senior Notes due 2024, the 5.125% Senior Notes due 2023, the 5.875% Senior Notes due 2022 (collectively the "GEO Senior Notes") and the Company's term loan under its Amended Credit Agreement through cash purchases, in open market, privately negotiated transactions, or otherwise, up to an aggregate maximum of $100.0 million, subject to certain limitations through December 31, 2020. On February 11, 2021, the Company’s Board of Directors authorized a new repurchase program for repurchases/retirements of the above referenced Senior Notes and term loan, subject to certain limitations up to an aggregate maximum of $100.0 through December 31, 2022.

During 2021, the Company repurchased $22.5 million in aggregate principal amount of its 5.125% Senior Notes due 2023 at a weighted average price of 90.68% for a total cost of $20.4 million. Additionally, the Company repurchased $17.2 million in aggregate principal amount of its 5.875% Senior Notes due 2024 at a weighted average price of 79.51% for a total cost of $13.7 million. As a result of these repurchases, the Company recognized a net gain on extinguishment of debt of $4.7 million, net of the write-off of associated unamortized deferred loan costs.

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

Non-Recourse Debt

Northwest ICE Processing Center

On December 9, 2011, the Washington Economic Development Finance Authority issued $54.4 million of its Washington Economic Development Finance Authority Taxable Economic Development Revenue Bonds, series 2011 (“2011 Revenue Bonds”). The 2011 Revenue Bonds were issued to provide funds to make a loan to Correctional Services Corporation (“CSC”) for purposes of reimbursing GEO for costs incurred by GEO for the 2009 expansion of the Northwest ICE Processing Center and paying the costs of issuing the 2011 Revenue Bonds. The payment of principal and interest on the bonds was non-recourse to GEO. None of the bonds nor CSC’s obligations under the loan were obligations of GEO nor were they guaranteed by GEO. The 2011 Revenue Bonds matured in October 2021 and were satisfied in full.

Australia - Ravenhall

In connection with a design and build facility project agreement with the State of Victoria, in September 2014 the Company entered into a syndicated facility agreement (the "Construction Facility") to provide debt financing for construction of the project. Refer to Note 6 - Contract Receivable. The Construction Facility provided for non-recourse funding up to AUD 791.0 million, or $574.5 million, based on exchange rates as of December 31, 2021. Construction draws were funded throughout the project according to a fixed utilization schedule as defined in the syndicated facility agreement. The term of the Construction Facility was through September 2019 and bore interest at a variable rate quoted by certain Australian banks plus 200 basis points. On May 22, 2019, the Company completed an offering of AUD 461.6 million, or $335.2 million, based on exchange rates as of December 31, 2021, aggregate principal amount of non-recourse senior secured notes due 2042 (the "Non-Recourse Notes"). The amortizing Non-Recourse Notes were issued by Ravenhall Finance Co Pty Limited in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Non-Recourse Notes were issued with a coupon and yield to maturity of 4.23% with a maturity date of March 31, 2042. The net proceeds from this offering were used to refinance the outstanding Construction Facility and to pay all related fees, costs and expenses associated with the transaction. Loan costs of approximately $7.5 million were incurred and capitalized in connection with the offering.

Other

In August 2019, the Company entered into two identical promissory notes in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the promissory notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. The Company has entered into interest rate swap agreements to fix the interest rate at 4.22%. Included in the balance at December 31, 2021 is $0.6 million of deferred loan costs incurred in the transaction. Refer to Note 7 - Derivative Financial Instruments for further information.

Debt Repayment

Debt repayment schedules under Finance Lease Obligations, Long-Term Debt, Non-Recourse Debt and the Senior Credit Facility are as follows:

Fiscal Year	Finance Leases	Long-Term Debt	Non- Recourse Debt	Revolver	Term Loans	Total Annual Repayment
	(In thousands)
2022	$1,992	$1,006	$7,696	$—	$8,000	$18,694
2023	759	260,441	8,510	—	8,000	277,710
2024	759	226,507	8,996	784,895	746,000	1,767,157
2025	536	1,274	9,679	—	—	11,489
2026	28	581,325	10,254	—	—	591,607
Thereafter	—	36,015	264,973	—	—	300,988
	4,074	1,106,568	310,108	784,895	762,000	2,967,645
Interest imputed on finance leases	(231)	—	—	—	—	(231)
Original issue discount	—	—	0	—	(1,152)	(1,152)
Current portion	(1,866)	(1,006)	(7,696)	—	(8,000)	(18,568)
Non-current portion	$1,977	$1,105,562	$302,412	$784,895	$752,848	$2,947,694

Guarantees

The Company has entered into certain guarantees in connection with the performance of a facility in Australia (Refer to Note 6 - Contract Receivable). The obligations amounted to approximately AUD59 million, or $42.8 million, based on exchange rates in effect as of December 31, 2021. These guarantees are secured by outstanding letters of credit under the Company's Revolver as of December 31, 2021.

At December 31, 2021, the Company also had seven letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $9.7 million.

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

Lease related assets and liabilities are recorded on the balance sheet as follows (in thousands):

	Classification on the Balance Sheet	December 31, 2021	December 31, 2020
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$112,187	$124,727
Finance lease assets	Property and Equipment, Net	3,420	3,914
Total lease assets		$115,607	$128,641

Liabilities
Current
Operating	Operating lease liabilities, current portion	$28,279	$29,080
Finance [1]	Current portion of finance liabilities, long-term debt and non-recourse debt	1,866	2,041
Noncurrent
Operating	Operating Lease Liabilities	89,917	101,375
Finance [1]	Finance Lease Liabilities	1,977	2,988
Total lease liabilities		$122,039	$135,484

[1] Also refer to Note 12 - Debt.

Certain information related to the lease costs for finance and operating leases is presented as follows (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating lease cost	$40,020	$39,506
Finance lease cost:
Amortization of right-of-use assets	1,687	1,225
Interest on lease liabilities	287	352
Total finance lease cost	1,974	1,577
Short-term lease cost	350	3,293
Total lease cost	$42,344	$44,376
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$38,874	$38,847
Operating cash flows for finance leases	$1,255	$276
Financing activities for finance leases	$1,289	$1,918
Right-of-use assets obtained in exchange for new operating lease liabilities	$10,786	$23,940
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,198	$2,260
Weighted average remaining lease term:
Operating leases	6.2 years	6.8 years
Finance leases	3.8 years	2.9 years
Weighted average discount rate:
Operating leases	4.56%	4.65%
Finance leases	5.26%	6.47%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities and finance lease liabilities recorded on the balance sheet as of December 31, 2021 (in thousands).

	Operating Leases	Finance Leases
2022	$36,704	$1,992
2023	28,388	759
2024	22,854	759
2025	14,617	536
2026	9,020	28
Thereafter	26,356	—
Total minimum lease payments	137,939	4,074
Less: amount of lease payment representing interest	(19,743)	(231)
Present value of future minimum lease payments	118,196	3,843
Less: current obligations under leases	(28,279)	(1,866)
Long-term lease obligations	$89,917	$1,977

14.	Benefit Plans

The Company’s employees participate in an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code that covers substantially all U.S. based salaried employees. Employees may contribute a percentage of eligible compensation to the plan, subject to certain limits under the Internal Revenue Code. For the years ended December 31, 2021, 2020 and 2019, the Company provided matching contributions of $7.3 million, $8.3 million and $5.3 million, respectively.

The Company has two non-contributory defined benefit pension plans covering certain of the Company’s executives. Retirement benefits are based on years of service, employees’ average compensation for the last five years prior to retirement and social security benefits. Currently, the plans are not funded. The Company purchased and is the beneficiary of life insurance policies for certain participants enrolled in the plans. There were no significant transactions between the employer or related parties and the plans during 2021, 2020 or 2019.

The Company has a non-qualified deferred compensation agreement with its former Chief Executive Officer (“CEO”). The agreement provides for a lump sum payment upon retirement, no sooner than age 55. As of December 31, 2021, the former CEO had reached age 55 and was eligible to receive the payment upon retirement. If the Company’s former CEO had retired as of December 31, 2021, the Company would have had to pay him approximately $8.9 million in shares of the Company’s common stock (determined as of February 26, 2020) plus additional shares credited for dividends declared and paid on the shares of the Company’s common stock as further discussed below.

On February 26, 2020 (the "Effective Date"), the Company and its former CEO entered into an amended and restated executive retirement agreement that amends the CEO’s executive retirement agreement.

The amended and restated executive retirement agreement provided that upon the former CEO’s retirement from the Company, the Company would pay a lump sum amount equal to $8,925,065 (determined as of February 26, 2020) (the “Grandfathered Payment”) which was to be paid in the form of a fixed number of shares of the Company’s common stock.

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

The Company repurchased shares of its outstanding common stock under its stock buyback program and contributed such shares to the trusts in order to fund the retirement benefit under the amended and restated executive retirement agreement. In accordance with Accounting Standards Codification (“ASC”) 710 – Compensation-General, the shares of common stock held in the rabbi trusts are classified as treasury stock.  In addition, the amended and restated executive retirement agreement qualified for equity accounting under ASC 710 and therefore, the fair value of the Grandfathered Payment was reclassified to stockholders’ equity.

The Company and its former CEO, subsequently entered into on May 27, 2021, and effective July 1, 2021, an Amended and Restated Executive Retirement Agreement which replaced the February 26, 2020 agreement discussed above. Pursuant to the terms of the Amended and Restated Executive Retirement Agreement, upon the date that the former CEO ceases to provide services to the Company, the Company will pay to the former CEO an amount equal to $3,600,000 which shall be paid in cash. As the former CEO’s retirement payment will no longer be settled with a fixed number of shares of GEO’s common stock, $3,600,000 has been reclassified from equity to other non-current liabilities in 2021. The balance of the Amended and Restated Executive Retirement Agreement was approximately $5 million at December 31, 2021. Refer to Note 17 – Commitments, Contingencies and Other Matters for further information.

The long-term portion of the pension liability related to the defined benefit plans as of December 31, 2021 and 2020 was $31.5 million and $33.2 million, respectively, and is included in Other Non-Current liabilities in the accompanying consolidated balance sheets.

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

	December 31, 2021	December 31, 2020
Accumulated Benefit Obligation, End of Year	$25,417	$25,229

Change in Projected Benefit Obligation
Projected Benefit Obligation, Beginning of Year	$33,530	$37,551
Service Cost	1,404	1,254
Interest Cost	1,274	1,306
Other reclassification [1]	—	(8,925)
Actuarial (Gain) Loss	(3,505)	3,180
Benefits Paid	(873)	(836)
Projected Benefit Obligation, End of Year	$31,830	$33,530
Change in Plan Assets
Plan Assets at Fair Value, Beginning of Year	$—	$—
Company Contributions	873	836
Benefits Paid	(873)	(836)
Plan Assets at Fair Value, End of Year	$—	$—
Unfunded Status of the Plan	$(31,830)	$(33,530)
Amounts Recognized in Accumulated Other Comprehensive Income
Net Loss	6,631	10,925
Total Pension Cost	$6,631	$10,925

	2021	2020
Components of Net Periodic Benefit Cost
Service Cost	$1,404	$1,254
Interest Cost	1,274	1,306
Amortization of:
Net Loss	788	540
Net Periodic Pension Cost	$3,466	$3,100
Weighted Average Assumptions for Expense
Discount Rate	3.05%	2.80%
Expected Return on Plan Assets	N/A	N/A
Rate of Compensation Increase	4.40%	4.40%

[1] Represents the reclassification of the fair value of the Grandfathered Payment under the amended and restated executive retirement agreement as discussed above.

The amount included in accumulated other comprehensive income as of December 31, 2021 that has not yet been recognized as a component of net periodic benefit cost is $6.6 million. The amount included in other accumulated comprehensive income as of December 31, 2021 that is expected to be recognized as a component of net periodic benefit cost in fiscal year 2022 is $0.4 million.

The benefit payments reflected in the table below represent the Company’s obligations to employees that are eligible for retirement or have already retired and are receiving deferred compensation benefits:

Fiscal Year	Pension Benefits
(In thousands)
2022	$912
2023	904
2024	993
2025	1,059
2026	1,242
Thereafter	26,720
$31,830

The Company also maintains The GEO Group Inc. Deferred Compensation Plan (“Deferred Compensation Plan”), a non-qualified deferred compensation plan for employees who are ineligible to participate in its qualified 401(k) plan. Eligible employees may defer a fixed percentage of their salary and the Company matches employee contributions up to a certain amount based on the employee’s years of service. Payments will be made at retirement age of 65, at termination of employment or earlier depending on the employees’ elections. The Company established a rabbi trust; the purpose of which is to segregate the assets of the Deferred Compensation Plan from the Company’s cash balances. The funds in the rabbi trust are included in Restricted Cash and Investments in the accompanying Consolidated Balance Sheets. These funds are not available to the Company for any purpose other than to fund the Deferred Compensation Plan; however, these funds may be available to the Company’s creditors in the event the Company becomes insolvent. The rabbi trust had a balance of approximately $42.9 million at December 31, 2021. All employee and employer contributions relative to the Deferred Compensation Plan are made directly to the rabbi trust. The Company recognized expense related to its contributions of $0.1 million for each of the years ended December 31, 2021, 2020 and 2019. The total liability for this plan at December 31, 2021 and 2020 was approximately $35.0 million and $36.9 million, respectively, and is included in Other Non-Current Liabilities in the accompanying Consolidated Balance Sheets. The current portion of this liability was $3.7 million and $2.0 million as of December 31, 2021 and 2020, respectively.
15.	Business Segments and Geographic Information

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the U.S. Secure Services segment; the Electronic Monitoring and Supervision Services segment; the Reentry Services segment; and the International Services segment. The Company has identified these four reportable segments to reflect the current view that the Company operates four distinct business lines, each of which constitutes a material part of its overall business. The Company determined that its previously reportable business segment, Facility Construction and Design, no longer qualifies as a reportable segment as it no longer meets certain quantitative thresholds and has been aggregated with the Company’s International Services reportable business segment below. In addition, the Company appointed a new Chief Executive Officer, the chief operating decision maker, during fiscal 2021. Based on changes to the way the Company’s chief operating decision maker views the business and financial results used to allocate resources to its electronic monitoring and supervision services operations, along with the growth of the business, the Company will report the electronic monitoring and supervision services operation as a separate reportable segment. This new segment will be presented as Electronic Monitoring and Supervision Services.  Previously, the electronic monitoring and supervision services operations were included in the GEO Care reportable segment. In addition, the GEO Care reportable segment was renamed Reentry Services and will include services provided to adults for residential and non-residential treatment, educational and community-based programs, pre-release and half-way house programs. Reentry Services also includes activities for our former youth division for half of 2021 and all historical periods. The youth division was divested on July 1, 2021.  Refer to Note 17 – Commitments, Contingencies and Other Matters. The Company has retroactively restated its segment presentation for the years ended December 31, 2021, 2020 and 2019 to reflect these changes.

The U.S. Secure Services segment primarily encompasses U.S.-based secure services business. The Electronic Monitoring and Supervision Services segment, which conducts its services in the United States, represents services provided to adults for monitoring services and evidence-based supervision and treatment programs for community-based parolees, probationers, and pretrial defendants. The Reentry Services segment, which conducts its services in the United States represents services provided to adults for residential and non-residential treatment, educational and community-based programs, pre-release and half-way house programs. The International Services segment primarily consists of secure services operations in South Africa and Australia. Segment disclosures below (in thousands) reflect the results of continuing operations. All transactions between segments are eliminated.

Fiscal Year	2021	2020	2019
Revenues:
U.S. Secure Services	$1,488,936	$1,571,216	$1,601,679
Electronic Monitoring and Supervision Services	278,934	241,944	256,954
Reentry Services	274,893	309,398	357,295
International Services	213,849	227,540	261,994
Total revenues	$2,256,612	$2,350,098	$2,477,922
Capital Expenditures:
U.S. Secure Services	$23,780	$58,410	$54,642
Electronic Monitoring and Supervision Services	29,504	32,972	32,467
Reentry Services	14,675	16,276	28,488
International Services	1,435	1,142	1,647
Total capital expenditures	$69,394	$108,800	$117,244
Depreciation and amortization:
U.S. Secure Services	$83,721	$80,702	$78,974
Electronic Monitoring and Supervision Services	30,422	31,678	29,828
Reentry Services	18,773	20,154	19,953
International Services	2,261	2,146	2,070
Total depreciation and amortization	$135,177	$134,680	$130,825
Operating Income:
U.S. Secure Services	$292,925	$298,952	$323,391
Electronic Monitoring and Supervision Services	127,070	97,421	104,538
Reentry Services [1]	50,128	6,740	44,306
International Services	22,266	19,664	16,797
Operating income from segments	$492,389	$422,777	$489,032
General and Administrative Expenses	(204,306)	(193,372)	(185,926)
Total operating income	$288,083	$229,405	$303,106

[1] Operating income for Reentry Services for the year ended December 31, 2020 includes a goodwill impairment charge of $21.1

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates, in each case, during the years ended December 31, 2021, 2020 and 2019, respectively.

Fiscal Year Ended	2021	2020	2019
	(In thousands)
Operating income from segments	$492,389	$422,777	$489,032
Unallocated amounts:
General and administrative expense	(204,306)	(193,372)	(185,926)
Net interest expense	(105,453)	(103,765)	(122,090)
Gain (loss) on extinguishment of debt	4,693	5,319	(4,795)
Net gain (loss) on disposition of assets	5,499	(6,831)	(2,693)
Income before income taxes and equity in earnings of affiliates	$192,822	$124,128	$173,528

	2021	2020
	(In thousands)
Segment assets:
U.S. Secure Services	$2,433,023	$2,529,375
Reentry Services	566,916	657,214
Electronic Monitoring and Supervision Services	483,112	401,291
International Services	451,547	488,040
Total segment assets	$3,934,598	$4,075,920

Asset Reconciliation

The following is a reconciliation of the Company’s reportable segment assets to the Company’s total assets as of December 31, 2021 and 2020, respectively.

	2021	2020
	(In thousands)
Reportable segment assets	$3,934,598	$4,075,920
Cash	506,491	283,524
Deferred income tax assets	—	36,604
Restricted cash and investments, current and non-current	96,319	64,078
Total assets	$4,537,408	$4,460,126

Geographic Information

During each of the years ended December 31, 2021, 2020 and 2019, the Company’s international operations were conducted through (i) the Company’s wholly owned Australian subsidiary, The GEO Group Australia Pty. Ltd., through which the Company has management contracts for four correctional facilities, (ii) the Company's wholly owned subsidiaries, GEO Ravenhall Finance Holdings Pty. Ltd. and GEO Ravenhall Holdings Pty. Ltd. which, together, had a design and construction contract for a facility in Ravenhall, Australia which was completed in November 2017, (iii) the Company’s wholly-owned subsidiary in South Africa, SACM, through which the Company manages one correctional facility, and (iv) the Company’s wholly-owned subsidiary in the United Kingdom, The GEO Group UK Ltd., through which the Company managed the Dungavel House Immigration Removal Centre (GEO transitioned the management contract for Dungavel to the government effective September 30, 2021).

Fiscal Year	2021	2020	2019
	(In thousands)
Revenues:
U.S. operations	$2,043,157	$2,123,045	$2,216,401
Australia operations	186,980	201,932	235,462
South African operations	19,527	17,044	18,779
United Kingdom operations	6,948	8,077	7,280
Total revenues	$2,256,612	$2,350,098	$2,477,922
Property and Equipment, net:
U.S. operations	$2,026,252	$2,109,070	$2,131,877
Australia operations	11,491	12,908	12,215
South African operations	102	127	182
United Kingdom operations	—	90	448
Total Property and Equipment, net	$2,037,845	$2,122,195	$2,144,722

Sources of Revenue

The Company derives most of its revenue from the management of secure facilities through public-private partnerships. The Company also derives revenue from the provision of reentry services and electronic monitoring and evidence-based supervision and treatment programs in the United States, and expansion of new and existing secure facilities, processing centers and reentry centers.

Fiscal Year	2021	2020
	(In thousands)
Revenues:
Secure Services	$1,702,785	$1,798,756
Electronic Monitoring and Supervision Services	278,934	241,944
Reentry Services	274,893	309,398
Total revenues	$2,256,612	$2,350,098

Equity in Earnings of Affiliates

Equity in earnings of affiliates for 2021, 2020 and 2019 includes the operating results of the Company’s joint ventures in SACS and GEOAmey. These joint ventures are accounted for under the equity method and the Company’s investments in SACS and GEOAmey are presented as a component of other non-current assets in the accompanying Consolidated Balance Sheets.

The Company has recorded $3.6 million, $3.7 million and $5.0 million in earnings, net of tax impact, for SACS operations during the years ended December 31, 2021, 2020 and 2019, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying Consolidated Statements of Operations. As of December 31, 2021 and 2020, the Company’s investment in SACS was $10.3 million and $11.1 million, respectively. The investment is included in other non-current assets in the accompanying Consolidated Balance Sheets. The Company received dividend distributions of $3.1 million and $5.9 million, in 2021 and 2020, respectively, from this unconsolidated joint venture.

The Company has recorded $3.6 million, $5.5 million and $4.6 million in earnings, net of tax impact, for GEOAmey’s operations during the years ended December 31, 2021, 2020 and 2019, respectively, which are included in equity in earnings of affiliates, net of income tax provision, in the accompanying Consolidated Statements of Operations. As of December 31, 2021 and 2020, the Company’s investment in GEOAmey was $10.1 million and $11.8 million, respectively, and represents its share of cumulative reported earnings. The Company received dividend distributions of $5.2 million in 2021 from this unconsolidated joint venture. There were no dividend distributions in 2020.

Business Concentration

Except for the major customer noted in the following table, no other single customer made up greater than 10% of the Company’s consolidated revenues for the following fiscal years:

Customer	2021	2020	2019
Various agencies of the U.S Federal Government:	58%	56%	53%

The concentrations above relate entirely to the Company's U.S. Secure Services segment.

Credit risk related to accounts receivable is reflective of the related revenues.

16.	Income Taxes

The United States and foreign components of income before income taxes and equity in earnings in affiliates are as follows:

	2021	2020	2019
	(In thousands)
Income before income taxes and equity in earnings in affiliates
United States	$161,856	$96,428	$155,844
Foreign	30,966	27,700	17,684
Income before income taxes and equity in earnings in affiliates	$192,822	$124,128	$173,528

The provision for income taxes consists of the following components:

	2021	2020	2019
	(In thousands)
Federal income taxes:
Current	$20,006	$8,259	$13,018
Deferred	71,202	(255)	(7,028)
	91,208	8,004	5,990
State income taxes:
Current	8,564	4,146	5,093
Deferred	18,587	47	(383)
	27,151	4,193	4,710
Foreign income taxes:
Current	7,780	(3,163)	(875)
Deferred	(3,409)	11,429	6,823
	4,371	8,266	5,948
Total U.S. and foreign provision for income taxes	$122,730	$20,463	$16,648

A reconciliation of the statutory U.S. federal tax rate of 21% and the effective income tax rate is as follows:

	2021	2020	2019
	(In thousands)
Provisions using statutory federal income tax rate	$40,492	$26,067	$36,476
State income taxes, net of federal tax benefit	7,921	3,099	2,421
REIT benefit	—	(12,271)	(22,395)
Change in valuation allowance	389	(1,775)	1,456
Federal tax credits	(1,414)	(2,015)	(2,118)
Foreign income taxes	3,802	1,373	1,934
Tax impact of vested equity compensation	3,621	3,628	185
Impact of REIT termination	70,813	—	—
Change in contingent tax liability	(4,339)	143	168
Other, net	1,445	2,214	(1,479)
Total provision for income taxes	$122,730	$20,463	$16,648

The Company's effective tax rate differs from the U.S. statutory rate of 21% in 2021 primarily due to the non-cash tax expense related to the termination of the REIT status and differs in 2020 and 2019 primarily due to a zero tax rate on earnings generated by the Company's REIT operations. State income taxes, net of federal tax benefits of $7.9 million, $3.1 million and $2.4 million for 2021, 2020 and 2019, respectively, is presented exclusive of the related change in valuation allowance of state income tax deferred items. Net of the related change in valuation allowances the state income taxes, net of federal tax benefits is $8.4 million, $2.1 million and $4.1 million for 2021, 2020 and 2019, respectively.

The following table presents the breakdown between non-current net deferred tax assets as classified on the balance sheets as of December 31, 2021 and 2020:

	2021	2020
	(In thousands)
Deferred tax assets - non-current	$—	$36,604
Deferred tax liabilities - non-current	(80,768)	(30,726)
Total net deferred tax assets	$(80,768)	$5,878

The significant components of the Company's deferred tax assets and liabilities consisted of the following as of December 31, 2021 and 2020:

	2021	2020
Deferred tax assets:	(In thousands)
Net operating losses	$18,022	$25,260
Accrued liabilities	29,473	30,605
Deferred compensation	19,052	18,906
Accrued compensation	6,694	7,888
Deferred revenue	21,134	15,210
Tax credits	3,065	3,834
Equity awards	3,694	3,402
Depreciation	—	3,069
Operating lease liability	28,756	14,889
Other, net	1,212	777
Valuation allowance	(19,322)	(21,012)
Total deferred tax assets	$111,780	$102,828
Deferred tax liabilities:
Depreciation	$(59,057)	$—
Intangible assets	(48,935)	(21,885)
Capitalized transaction costs	(15,229)	(16,165)
Accounting method change	(2,334)	(4,667)
Prepaid expenses and other	(39,739)	(39,925)
Lease right-of-use assets	(27,254)	(14,308)
Total deferred tax liabilities	$(192,548)	$(96,950)

Total net deferred tax assets (liabilities)	$(80,768)	$5,878

Deferred income taxes should be reduced by a valuation allowance if it is not more likely than not that some portion or all of the deferred tax assets will be realized. On a periodic basis, management evaluates and determines the amount of the valuation allowance required and adjusts such valuation allowance accordingly. At year end 2021 and 2020, the Company has a valuation allowance of $19.3 million and $21.0 million, respectively related to deferred tax assets for foreign net operating losses, state net operating losses and state tax credits. The valuation allowance decreased by $1.7 million during the year ended December 31, 2021.

The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are permanently invested outside the United States. At December 31, 2021, $10.3 million of accumulated undistributed earnings of non-U.S. subsidiaries were permanently invested outside the United States. At the existing U.S. federal income and applicable foreign withholding tax rates, additional taxes (net of foreign tax credits) of $0.5 million, consisting solely of withholding taxes, would have to be provided if such earnings were remitted currently.

At December 31, 2021, the Company had $2.6 million of Federal net operating loss carryforwards and $204.3 million of combined net operating loss carryforwards in various states which will begin to expire in 2022. The Company has recorded a partial valuation allowance against the deferred tax assets related to the state operating losses.

Also, as of the year ended December 31, 2021, the Company had $16.0 million of foreign operating losses which carry forward indefinitely and $2.9 million of state tax credits which will begin to expire in 2022. The Company has recorded a partial valuation allowance against the deferred tax assets related to the foreign operating losses and state tax credits.

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. The exercise of non-qualified stock options and vesting of restricted stock awards which have been granted under the Company’s equity award plans give rise to compensation income which is includable in the taxable income of the applicable employees and the majority of which is deductible by the Company for federal and state income tax purposes. In the case of non-qualified stock options, the compensation income results from increases in the fair market value of the Company's common stock subsequent to the date of grant. At December 31, 2021, the deferred tax asset net of a valuation allowance related to unexercised stock options and restricted stock grants for which the Company has recorded a book expense was $3.7 million.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2021	2020	2019
	(In thousands)
Balance at Beginning of Period	$5,623	$5,469	$4,584
Additions based on tax positions related to the current year	133	44	—
Additions for tax positions of prior years	57	166	994
Reductions as a result of a lapse of applicable statutes of limitations	(4,708)	(56)	(109)
Balance at End of Period	$1,105	$5,623	$5,469

All amounts in the reconciliation are reported on a gross basis and do not reflect a federal tax benefit on state income taxes. The Company has accrued $1.0 million of accrued uncertain tax benefits as of December 31, 2021 which is inclusive of the federal tax benefit on state income taxes. The Company believes that it is reasonably possible that a decrease may be necessary in the unrecognized tax benefits within twelve months of the reporting date of approximately $0.2 million, related to state tax exposures, due to a lapse of the statute of limitation. The accrued uncertain tax balance at December 31, 2021 includes $1.0 million of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2017.

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

During the years ended December 31, 2021 and 2020, the Company did not recognize any interest and penalties. The Company classifies interest and penalties as interest expense and other expense, respectively.
17.	Commitments, Contingencies and Other Matters

CEO Succession Plan

On June 1, 2021, the Company announced that its Board has determined that it was in the best interests of the Company to implement a succession plan for the Chief Executive Officer position given that the Company’s Founder, Chairman and Chief Executive Officer, George C. Zoley, was 71 years old and has served with the Company for approximately forty years. The primary objectives of the Board in initiating a succession plan were to secure Mr. Zoley’s services on a long-term basis to ensure a proper senior management transition, and to retain a new Chief Executive Officer that would succeed Mr. Zoley in that role. This change will allow Mr. Zoley the ability to focus on planning of the Company’s future.

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

In connection with Mr. Zoley’s termination, the Company and Mr. Zoley entered into a Separation and General Release Agreement as of May 27, 2021 (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, Mr. Zoley continued to serve as Chief Executive Officer of the Company through June 30, 2021 (the “Separation Date”) and received all accrued wages through the Separation Date. Additionally, pursuant to the terms of Mr. Zoley’s prior employment agreement, Mr. Zoley received payments in the amount of $5,851,555, less any applicable taxes and withholdings, which represents the sum of two (2) years of Mr. Zoley’s base annualized salary and two (2) times Mr. Zoley’s target bonus at the time under GEO’s Senior Management Performance Award Plan. Mr. Zoley’s restricted stock subject to performance-based vesting at the Separation Date shall vest at such time as the performance goals are met if Mr. Zoley is still providing services to GEO under the Executive Chairman Agreement described below. Mr. Zoley also received $579,600 for all accrued dividends on his unvested shares of restricted stock. Lastly, Mr. Zoley is entitled to receive certain fringe benefits for a ten (10) year period as set forth in the Separation Agreement, including payment of health insurance premiums under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) for eighteen (18) months and reimbursement of the cost of health insurance coverage for eight and a half (8 1⁄2) years following the first eighteen (18) months, life insurance, the use of an executive automobile, and personal use of the Company leased aircraft for thirty (30) hours per year. In the event of Mr. Zoley’s death within such ten (10) year period, the Company will continue to provide the fringe benefits to Mr. Zoley’s covered dependents, and, if applicable to Mr. Zoley’s estate.

In order to transition the role of Chief Executive Officer to a successor in an orderly manner, the Board determined it was in the best interests of GEO to create a new officer position for the role of Executive Chairman and appoint Mr. Zoley as Executive Chairman, effective as of July 1, 2021. As a result, the Company and Mr. Zoley on May 27, 2021 entered into an Executive Chairman Employment Agreement effective as of July 1, 2021 (the “Executive Chairman Agreement”). Pursuant to the terms of the Executive Chairman Agreement, Mr. Zoley will serve as Executive Chairman assisting the new Chief Executive Officer in his transition, among other duties and responsibilities, and report directly to the Board of Directors for a term of five years ending on June 30, 2026 and subject to automatic renewals for one-year periods unless either the Company or Mr. Zoley gives written notice at least 1 year prior to the expiration of the term. Under the terms of the Executive Chairman Agreement, Mr. Zoley will be paid an annual base salary of $1.0 million and will be eligible to receive target annual performance awards equal to 100% of base salary in accordance with the terms of any plan governing senior management performance awards. Mr. Zoley will also be entitled to receive an annual equity incentive award with a grant date fair value equal to 100% of base salary and subject to a time-based vesting schedule of one (1) year from the date of grant. Additionally, the Company will credit Mr. Zoley’s account balance under the Amended and Restated Executive Retirement Agreement on an annual basis in an amount equal to 100% of his base salary. Lastly, Mr. Zoley is entitled to participate in all benefits and perquisites available to executive officers of GEO.

The Executive Chairman Agreement provides that upon the termination of the Executive Chairman Agreement by the Company without cause, by Mr. Zoley for good reason or upon Mr. Zoley’s death or disability, Mr. Zoley will be entitled to receive a termination payment equal to two times the sum of his annual base salary and the target bonus. In addition, the unvested portion of any equity award will fully vest and the Company will provide Mr. Zoley and any of his covered dependents and heirs with the executive benefits beginning on the date that they are no longer entitled to the fringe benefits (i.e. health insurance coverage, use of an executive automobile, etc.) under the Separation Agreement until the ten (10) year anniversary of the date of termination of the Executive Chairman Agreement.

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

Under the terms of the Employment Agreement, Mr. Gordo will be paid an annual base salary of $900,000, subject to the review and potential increase within the sole discretion of the Compensation Committee. Mr. Gordo will also be entitled to receive a target annual performance award of 85% of Mr. Gordo’s base salary and will also be entitled to participate in the Company’s stock incentive plan and upon the effective date, the Company granted Mr. Gordo an award of 50,000 performance-shares that will vest ratably over a three-year period.

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

Collective Bargaining Agreements

The Company had approximately 42% of its workforce covered by collective bargaining agreements at December 31, 2021. Collective bargaining agreements with 14% of employees are set to expire in less than one year.

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

     On September 30, 2021, we announced that we entered into a new five-year contract with Clearfield County, Pennsylvania to utilize our company-owned 1876-bed Moshannon Valley Facility in Decatur Township, Pennsylvania. Clearfield County is responsible for detainees under a five-year contract with ICE and expects to use the Moshannon Valley Facility to address its capacity needs.

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

      On March 5, 2021, we were notified by the BOP that it decided to not exercise the contract renewal option for the company-owned, 1,940-bed Great Plains Correctional Facility in Oklahoma, when the contract base period expired on May 31, 2021.

      On March 15, 2021, we announced that the USMS decided to not exercise the contract renewal option for our company-owned, 222-bed Queens Detention Facility in New York, when the contract base period ended on March 31, 2021.

      On March 25, 2021, we were notified by the BOP that it decided to terminate the contract for the county-owned and managed, 1,800-bed Reeves County Detention Center I & II in Texas effective May 10, 2021, which was earlier than the contract base period was scheduled to expire on September 30, 2022.

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

Commitments

As of December 31, 2021, the Company had contractually required commitments for a number of projects using existing Company financing facilities. The Company’s management estimates that these existing contractually required capital projects will cost approximately $20.9 million, of which $8.3 million was spent through 2021. The Company estimates the remaining capital requirements related to these contractually required capital projects to be approximately $12.6 million. These projects are expected to be completed through 2022.

In addition to these current estimated capital requirements, the Company is currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that the Company wins bids for these projects and decides to self-finance their construction, its capital requirements could materially increase.

Litigation, Claims and Assessments

On July 7, 2020, a purported shareholder class action lawsuit was filed against the Company, its then Chief Executive Officer, George C. Zoley (“Mr. Zoley”), and its Chief Financial Officer, Brian R. Evans (“Mr. Evans”), in the U.S. District Court for the Southern District of Florida. On October 1, 2020, the court entered an unopposed order appointing lead plaintiffs, approving the selection of counsel, dismissing the initial complaint, and setting a deadline for the filing of an amended complaint. On November 18, 2020, the lead plaintiffs filed a consolidated class action amended complaint. The amended complaint alleged that the Company and Messrs. Zoley and Evans––as well as J. David Donahue (“Mr. Donahue”), the Company’s former Senior Vice President and President of the U.S. Secure Services division, and Ann M. Schlarb (“Ms. Schlarb”), the Company’s Senior Vice President and President of the GEO Care division––made materially false and misleading statements and/or omissions related to GEO’s business––including quality of operations, corporate social responsibility, competitive strengths, pending litigation, business strategies, health and safety, sources of financing, dividend expectations, and COVID-19 procedures. The amended complaint was brought by lead plaintiffs James Michael DeLoach and Edward Oketola, individually and on behalf of a class consisting of all persons and entities––other than the defendants, the officers and directors of the Company, members of their immediate families and their legal representatives, heirs, successors or assigns and any entity in which the defendants have or had a controlling interest––who purchased or otherwise acquired the Company’s securities during the alleged class period from November 7, 2018 to August 5, 2020, inclusive.  The amended complaint alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and alleged that Messrs. Zoley, Evans, and Donahue and Ms. Schlarb violated Section 20(a) of the Exchange Act.  On December 18, 2020, the defendants filed a motion to dismiss the amended complaint.  On September 23, 2021, the court granted the motion to dismiss in part, and denied it in part.  The court dismissed all claims against Messrs. Evans and Donahue, and Ms. Schlarb.  The court also dismissed all claims against GEO and Mr. Zoley other than claims related to GEO's disclosures about pending litigation and directed plaintiffs to file an amended complaint in conformance with the court's order.  On October 4, 2021, plaintiffs filed a consolidated class action second amended complaint.  The second amended complaint alleges that GEO and Mr. Zoley violated Sections 10(b) and 20(a) of the Exchange Act by making materially false and misleading statements and/or omissions related to pending litigation, and seeks relief on behalf of a putative class consisting of all persons and entities––other than the defendants, the officers and directors of the Company, members of their immediate families and their legal representatives, heirs, successors or assigns and any entity in which the defendants have or had a controlling interest––who purchased or otherwise acquired the Company’s securities during the alleged class period from November 9, 2018 to August 5, 2020, inclusive.  The second amended complaint seeks damages, interest, attorneys’ fees, expert fees, other costs, and such other relief as the court may deem proper.  On October 18, 2021, GEO and Mr. Zoley filed a motion to dismiss and/or to strike, arguing that the second amended complaint failed to comply with the court's prior dismissal order and contains allegations beyond the disclosures and time period permitted by the court.  The motion to dismiss is fully briefed and remains pending.

On July 1, 2021, a putative shareholder derivative complaint was filed in Palm Beach County, Florida’s Circuit Court against the Company, as well as its then Chief Executive Officer, Mr. Zoley, its Chief Financial Officer, Mr. Evans, Ms. Schlarb, its Senior Vice President and President of GEO Care, and Company directors Richard H. Glanton, Anne N. Foreman, Christopher C. Wheeler, Julie M. Wood, Guido van Hauwermeiren, Scott M. Kernan, Jose Gordo, and Duane Helkowski (collectively, “Defendants”).  The complaint alleges breach of fiduciary duty and unjust enrichment claims against the individual Defendants relating to purported healthcare and quality of care deficiencies, an allegedly inadequate response to the COVID-19 pandemic, alleged forced labor by detainees, and alleged exposure to pending litigation, which purportedly led to damage to GEO.  On September 28, 2021, Defendants filed a motion to stay, or alternatively motion to dismiss the complaint.  On January 7, 2022, the Court entered an Agreed Order on Stay, staying this action until the resolution of the motion to dismiss and/or to strike pending in the federal purported shareholder class action lawsuit described above.

On November 12, 2021, a putative shareholder derivative complaint was filed in the U.S. District Court for the Southern District of Florida against the Company, as well as its then Chief Executive Officer, Mr. Zoley, its Chief Financial Officer, Mr. Evans, Ms. Schlarb, its Senior Vice President and President of GEO Care, David Venturella, its Senior Vice President, J. David Donahue, its former Senior Vice President, President, GEO Secure Services, and Company directors Richard H. Glanton, Anne N. Foreman, Christopher C. Wheeler, Julie M. Wood, Guido van Hauwermeiren, Scott M. Kernan, Jose Gordo, and Duane Helkowski (collectively, “Defendants”).   The complaint alleges that the individual Defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder.  The complaint also alleges breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets against the individual Defendants relating to purported healthcare and quality of care deficiencies, an allegedly inadequate response to the COVID-19 pandemic, alleged forced labor by detainees, and alleged exposure to pending litigation, which purportedly led to damage to GEO.  On January 14, 2022, the parties filed a joint motion to stay the action.  On January 18, 2022, the Court entered an Order Granting Joint Motion to Stay and Administratively Closing Case, staying this action pending the resolution of the federal purported shareholder class action lawsuit described above

           As previously reported and described in the Company's periodic reports, including most recently in its Form 10-Q for the quarter ended September 30, 2021, former civil immigration detainees at the Aurora ICE Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the U.S. District Court for the District of Colorado. The complaint alleges that the Company was in violation of the Colorado Minimum Wages of Workers Act and the Federal Trafficking Victims Protection Act (“TVPA”). The plaintiff class claims that the Company was unjustly enriched because of the level of payment the detainees received for work performed at the facility, even though the voluntary work program as well as the wage rates and standards associated with the program that are at issue in the case are authorized by the Federal government under guidelines approved by the United States Congress. On July 6, 2015, the court found that detainees were not employees under the Colorado Minimum Wage Order and dismissed this claim. In February 2017, the court granted the plaintiff-class’ motion for class certification on the TVPA and unjust enrichment claims. The plaintiff class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the court may deem proper. In the time since the Colorado suit was initially filed, three similar lawsuits have been filed - two in Washington and one in California. The first of the two Washington lawsuits was filed on September 9, 2017 by immigration detainees against the Company in the U.S. District Court for the Western District of Washington. The second lawsuit was filed on September 20, 2017 by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. In California, a class-action lawsuit was filed on December 19, 2017 by immigration detainees against the Company in the U.S. District Court Eastern Division of the Central District of California. All three lawsuits allege violations of the respective state’s minimum wage laws. However, the California lawsuit, like the Colorado suit, also includes claims that the Company violated the TVPA and California's equivalent state statute. The California court certified a nationwide class which would allow the plaintiffs to primarily seek injunctive relief or policy changes at a number of facilities if they are successful on the merits of their claims. On August 9, 2021, the California court conducted a hearing on Defendant’s Motion for Summary Judgment and Motion to Decertify Class, as well as Plaintiffs’ Motion for Partial Summary Judgment. The Motion to Decertify Class was granted. The Plaintiffs’ and Defendant’s Motion for Summary Judgment are pending. On July 2, 2019, the Company filed a Motion for Summary Judgment in the Washington Attorney General’s Tacoma lawsuit based on the Company’s position that its legal defenses prevent the case from proceeding to trial. The federal court in Washington denied the Company's Motion for Summary Judgment on August 6, 2019. However, on August 20, 2019, the DOJ filed a Statement of Interest, which asked the Washington court to revisit its prior denial of the Company's intergovernmental immunity defense in the case. While the Washington court ultimately elected not to dismiss the case at the time, its order importantly declared that the Company's intergovernmental immunity defense was legally viable, to be ultimately determined at trial. After putting the lawsuits on “standby” for most of 2020 due to the COVID-19 pandemic, the trial court entered an order setting both suits for an estimated three-week trial beginning June 1, 2021. The court ordered a remote trial, but with the possibility of in-person proceedings. The order notes the Company’s exception to the remote trial setting. The Company filed a motion for reconsideration of the judge’s order setting a remote trial on April 8, 2021, requesting that the trial date be moved from June 1, 2021 to the earliest possible date after July 1, 2021, when the State of Washington plans to allow in-person trials to resume. On April 9, 2021, the Washington court denied the motion for reconsideration for an in-person trial, ruling that a “hybrid” trial, with some parts being conducted in-person with COVID-19 precautions, would begin on June 1, 2021. On June 1, 2021, the remote Zoom trial began. On June 17, 2021, the trial judge declared a mistrial when the jury was unable to reach a unanimous verdict. The in-person jury re-trial began on October 12, 2021. In October 2021, an unfavorable jury verdict and combined $23.2 million judgments were entered against the Company in the retrial of two cases, State of Washington v. GEO Group and Nwauzor et. al. v. GEO Group (the “lawsuits”), in the U.S. District Court for the Western District of Washington. The trial court has waived the necessity to post a supersedeas bond for the combined judgments and has stayed enforcement of the verdict and judgments while GEO’s appeal to the U.S. Court of Appeals for the Ninth Circuit is pending.

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

On December 30, 2019, the Company filed a lawsuit for declaratory and injunctive relief challenging California’s newly enacted law - Assembly Bill 32 (AB-32) - which bars the federal government from engaging the Company or any other government contractors to provide detention services for illegal immigrants. The Company’s claims, as described in the lawsuit, are grounded in authoritative legal doctrine that under the Constitution’s Supremacy Clause, the federal government is free from regulation by any state. By prohibiting federal detention facilities in California, the suit argues AB-32 substantially interferes with the ability of USMS and ICE to carry out detention responsibilities for the federal government. Secondly, because AB-32 creates exceptions to the State of California when using the Company or any government contractors (to alleviate overcrowding), California’s statute unlawfully discriminates against the federal government. On December 31, 2019, GEO filed its motion for a preliminary injunction restraining California’s Governor and Attorney General from enforcing AB-32 against the Company’s detention facilities on behalf of USMS and ICE. On January 24, 2020, the United States filed a lawsuit challenging AB-32. The court heard motions for preliminary injunction from the Company and the United States on July 16, 2020.  The court ordered the parties to submit supplemental briefing and indicated it would render an opinion sometime after the filing deadline of August 18, 2020. On July 20, 2020 the court consolidated both lawsuits. On October 8, 2020, the court issued an order granting, in part, and denying in part, the Company and the Untied States’ motions and California’s motion to dismiss. Among other findings, the court (1) dismissed the Company’s intergovernmental immunity claims as well as the United States’ preemption claims as applied to ICE facilities; (2) found that the Company and the United States were likely to succeed on the preemption claims as applied to U.S. Marshals’ facilities and enjoined enforcing AB-32 against those facilities; and (3) refused to enjoin California from enforcing AB-32 against ICE contracts with the Company and the United States. The Company and the United States appealed to the Ninth Circuit Court of Appeals. Oral argument was held on June 7, 2021. On October 5, 2021, the Ninth Circuit Court of Appeals reversed the lower court’s decision, holding that AB-32 conflicted with federal law and could not stand.

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

The nature of the Company's business also exposes it to various other third-party legal claims or litigation against the Company, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by individuals in its care, medical malpractice claims, product liability claims, intellectual property infringement claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, indemnification claims by its customers and other third parties, contractual claims and claims for personal injury or other damages resulting from contact with the Company's facilities, programs, electronic monitoring products, personnel or detainees, including damages arising from the escape of an individual in its care or from a disturbance or riot at a facility.

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

Ransomware Attack

On November 3, 2020, the Company began the process of notifying current and former employees and will provide additional notifications as required by applicable state and federal law regarding a ransomware attack that impacted a portion of GEO’s information technology systems and a limited amount of data that contained personally identifiable information and protected health information.  GEO promptly launched an investigation, engaged legal counsel and other incident response professionals, and notified its customers and law enforcement in response to the incident. GEO implemented a number of containment and remediation measures to address the incident, restore its systems and reinforce the security of its networks and information technology systems. The Company recovered its critical operating data and the incident has not had a significant impact on the Company's business operations or its ability to perform the services required under GEO's contracts with its government customers or the individuals entrusted to GEO's facilities and programs. At this time, the Company is not aware of any fraud or misuse of information as a result of the incident. Additionally, the Company’s financial reporting controls and procedures were not impacted and as a result, the incident did not affect the Company's ability to report accurate financial information in a timely manner. Based on the information currently known and obtained through the investigation of the incident, the Company does not believe the incident will have a material impact on its business, operations or financial results. The Company carries insurance, including cyber insurance, commensurate with its size and the nature of its operations.

Asset Divestiture

      On July 1, 2021, the Company completed a divestiture of its youth division, which was organized as a separate independent not-for-profit 501(c)(3) organization (“Abraxas”). The divestiture included the sale of certain non-real estate assets in the Company’s Youth division for total consideration of $10 million which was in the form of an unsecured term note receivable (“Term Note”). The Term Note was to mature July 1, 2026 and bore annual interest at 5%. Principal payments of $250,000 were to be due annually each year starting July 1, 2022. After June 30, 2023, an additional payment would have been due equal to 50% of the excess cash flow (as defined in the Term Note) in excess of $1,000,000. The remaining balance was due on the maturity date. Additionally, the Company had provided a $4 million working capital line of credit (“Grid Note”) which was to mature on December 31, 2022 and bore daily interest at prime minus 1%. Each loan under the Grid Note was payable upon the earlier of (i) on demand, (ii) thirty days from the funding date, or (iii) the maturity date. There were no amounts drawn on the Grid Note during 2021. The sale resulted in the assignment of the Company’s youth services management contracts to Abraxas. The Company retained the ownership of the youth services real estate assets and have entered into lease agreements with Abraxas for the six company-owned youth facilities. As a result of the transaction, the Company recorded a loss on asset divestiture of approximately $4.5 million during the year ended December 31, 2021 inclusive of a working capital adjustment. On October 15, 2021, GEO signed a letter agreement with Abraxas and another unrelated not-for-profit entity for the settlement of the Term Note and termination of the Grid Note. In accordance with the letter agreement, Abraxas became affiliated with the other unrelated not-for-profit entity and paid GEO $8 million in full settlement of the Term Note on December 31, 2021.

CARES Act

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, allows employers to defer the deposit and payment of the employer's share of Social Security taxes. The deferral applied to deposits and payments of the employer’s share of Social Security tax that would otherwise be required to be made during the period beginning on March 27, 2020 and ending on December 31, 2020. The deferred amounts are due to be paid in two equal installments on December 31, 2021 and December 31, 2022. The Company paid the first installment in September 2021. The balance of the deferred payroll taxes is approximately $20 million as of December 31, 2021 which is included in Accrued Payroll and Related Taxes in the accompanying consolidated balance sheets.

18.  Subsequent Events

Options and Restricted Stock Awards

On February 15, 2022, the Compensation Committee of the Board resolved to grant approximately 347,000 options and 1,509,000 shares of restricted stock to certain employees and directors of the Company effective March 1, 2022. Of the total shares of restricted stock granted, 975,000 are performance-based awards which vest subject to the achievement of certain total shareholder return and return on capital employed metrics over a three-year period.

 .

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

Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

See “Item 8. — Financial Statements and Supplementary Data — Management’s Annual Report on Internal Control Over Financial Reporting” for management’s report on the effectiveness of our internal control over financial reporting as of December 31, 2021.

(b) Attestation Report of the Registered Public Accounting Firm

See “Item 8. — Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm” for the report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting as of December 31, 2021.

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

Item 9B.	Other Information

Not applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

We have adopted a code of business conduct and ethics applicable to all of our directors, officers, employees, agents and representatives, including our consultants. The code strives to deter wrongdoing and promote honest and ethical conduct, the avoidance of conflicts of interest, full, fair, accurate, timely and transparent disclosure, compliance with the applicable government and self-regulatory organization laws, rules and regulations, prompt internal reporting of violations of the code, and accountability for compliance with the code. In addition, we have adopted a code of ethics for the CEO, our senior financial officers and all other employees. The codes can be found on our website at http://www.geogroup.com by clicking on the link “About Us” on our homepage and then clicking on the link “Corporate Governance.” In addition, the codes are available in print to any shareholder who request them by contacting our Vice President of Corporate Relations at 561-999-7306. In the event that we amend or waive any of the provisions of the code of business conduct and ethics and the code of ethics for the CEO, our senior financial officers and employees that relate to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on our Investor Relations website. The other information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2022 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the year covered by this report.

ITEM 11.	Executive Compensation

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2022 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2022 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2022 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2022 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements.

The consolidated financial statements of GEO are filed under Item 8 of Part II of this report.

(2) Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts — Page 148

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

3.4	Third Amended and Restated Bylaws of The GEO Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 21, 2021).	https://www.sec.gov/Archives/edgar/data/0000923796/000119312521195250/d192125dex31.htm

3.5	Amendment to Third Amended and Restated Bylaws, effective January 21, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 27, 2022).	https://www.sec.gov/Archives/edgar/data/0000923796/000119312522019826/d305099dex31.htm

3.6	Amendment to Third Amended and Restated Bylaws, effective February 14, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 18, 2022).	https://www.sec.gov/Archives/edgar/data/0000923796/000119312522045923/d106900dex31.htm

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

4.4

Indenture, dated as of September 25, 2014, by and between GEO and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 1, 2014).

https://www.sec.gov/Archives/edgar/data/923796/000119312514360857/d795633dex41.htm

4.5

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

4.6	Form of 5.875% Senior Note due 2024 (included in Exhibit 4.5).	https://www.sec.gov/Archives/edgar/data/923796/000119312514360857/d795633dex42.htm

4.7

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

4.8	Form of 6.00% Senior Notes due 2026 (included in Exhibit 4.7).	https://www.sec.gov/Archives/edgar/data/923796/000119312516545008/d172173dex41.htm

4.9

Indenture, dated as of February 24, 2021, by and among GEO Corrections Holdings, Inc., as issuer, The GEO Group, Inc. and the other guarantors named therein, as guarantors, and the Trustee (portions of this exhibit have been omitted) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on March 2, 2021).

https://www.sec.gov/Archives/edgar/data/0000923796/000119312521065641/d85561dex41.htm

4.10	Form of 6.5% Exchangeable Senior Notes due 2026 (included in Exhibit 4.9).	https://www.sec.gov/Archives/edgar/data/0000923796/000119312521065641/d85561dex41.htm
4.11	Description of Registrant's Securities (incorporated by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-K, filed on February 26, 2020)	https://www.sec.gov/Archives/edgar/data/923796/000119312520049748/d841729dex414.htm

4.12	Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-3ASR, filed on October 30, 2020).	https://www.sec.gov/Archives/edgar/data/914670/000119312520282734/d12605dex41.htm

4.13	Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-3ASR, filed on October 30, 2020).	https://www.sec.gov/Archives/edgar/data/914670/000119312520282734/d12605dex42.htm

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

10.10	Amendment to The GEO Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed on March 1, 2012) †	https://www.sec.gov/Archives/edgar/data/0000923796/000119312512090269/d259590dex1039.htm

10.11	Amendment to The GEO Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed on March 1, 2012) †	https://www.sec.gov/Archives/edgar/data/923796/000119312512090269/d259590dex1040.htm

10.12

Letter of Offer, dated August 18, 2016, between The GEO Group, Inc. and HSBC Bank Australia Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 24, 2016).

https://www.sec.gov/Archives/edgar/data/923796/000119312516690048/d247455dex101.htm

10.13

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

10.14

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

10.15

Senior Officer Employment Agreement, dated July 21, 2014, by and between the Company and Ann Schlarb (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on May 6, 2019) †

https://www.sec.gov/Archives/edgar/data/923796/000119312519138425/d651801dex101.htm

10.16

Senior Officer Employment Agreement dated January 1, 2014 by and between the Company and David Venturella (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020) †.

https://www.sec.gov/Archives/edgar/data/0000923796/000156459020021968/geo-10q_20200331.htm

10.17

Amendment No. 2 to Third Amended and Restated Credit Agreement, dated June 12, 2019, by and among The GEO Group, Inc. and GEO Corrections Holdings, Inc., as the Borrowers, GEO Australasia Holdings PTY LTD, GEO Australasia Finance Holdings PTY LTD, as trustee of the GEO Australasia Finance Holding Trust, BNP Paribas, as administrative agent, and the lenders party thereto (portions of this exhibit have been omitted) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on August 2, 2019)

https://www.sec.gov/Archives/edgar/data/923796/000119312519212102/d759337dex101.htm
10.18

Confidential Separation and General Release Agreement, entered into between Blake Davis and The GEO Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on April 21, 2021). †

https://www.sec.gov/Archives/edgar/data/0000923796/000119312521124974/d79491dex101.htm
10.19	The GEO Group, Inc. Amended and Restated 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 4, 2021) †	https://www.sec.gov/Archives/edgar/data/0000923796/000119312521150222/d178751dex101.htm
10.20	The GEO Group, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on May 4, 2021). †	https://www.sec.gov/Archives/edgar/data/0000923796/000119312521150222/d178751dex102.htm
10.21

Separation and General Release Agreement, dated as of May 27, 2021, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 1, 2021). †

https://www.sec.gov/Archives/edgar/data/0000923796/000119312521177770/d318382dex101.htm
10.22

Executive Chairman Employment Agreement, dated as of May 27, 2021, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on June 1, 2021). †

https://www.sec.gov/Archives/edgar/data/0000923796/000119312521177770/d318382dex102.htm
10.23

Amended and Restated Executive Retirement Agreement, dated as of May 27, 2021, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on June 1, 2021). †

https://www.sec.gov/Archives/edgar/data/0000923796/000119312521177770/d318382dex103.htm
10.24

Executive Employment Agreement, dated as of May 27, 2021, by and between The GEO Group, Inc. and Jose Gordo (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on June 1, 2021). †

https://www.sec.gov/Archives/edgar/data/0000923796/000119312521177770/d318382dex104.htm

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

101*

The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity, and (vi) the Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

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

Date: February 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George C. Zoley	Executive Chairman	February 28, 2022
George C. Zoley	Director
/s/ Jose Gordo	Chief Executive Officer and Director (principal executive officer)	February 28, 2022
Jose Gordo

/s/ Brian R. Evans	Senior Vice President and	February 28, 2022
Brian R. Evans	Chief Financial Officer (principal financial officer)

/s/ Ronald A. Brack	Executive Vice President, Chief Accounting Officer	February 28, 2022
Ronald A. Brack	and Controller (principal accounting officer)

/s/ Dr. Thomas Bartzokis	Director	February 28, 2022
Dr. Thomas Bartokis

/s/ Julie M. Wood	Director	February 28, 2022
Julie M. Wood

/s/ Anne N. Foreman	Director	February 28, 2022
Anne N. Foreman

/s/ Richard H. Glanton	Director	February 28, 2022
Richard H. Glanton

/s/ Christopher C. Wheeler	Director	February 28, 2022
Christopher C. Wheeler

/s/ Jack Brewer	Director	February 28, 2022
Jack Brewer

/s/ Terry Mayotte	Director	February 28, 2022
Terry Mayotte
/s/ Andrew Shapiro	Director	February 28, 2022
Andrew Shapiro

/s/ Scott M. Kernan	Director	February 28, 2022
Scott M. Kernan

THE GEO GROUP, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2021, 2020 and 2019

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions, Actual Charge-Offs	Balance at End of Period
	(In thousands)
YEAR ENDED DECEMBER 31, 2021:
Allowance for doubtful accounts	$2,674	$63	$(1,454)	$(128)	$1,155
YEAR ENDED DECEMBER 31, 2020:
Allowance for doubtful accounts	$3,195	$621	$76	$(1,218)	$2,674
YEAR ENDED DECEMBER 31, 2019:
Allowance for doubtful accounts	$4,183	$190	$—	$(1,178)	$3,195