Form 10-Q
period 2022-03-31
GEO GROUP INC
filed 2022-05-05
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 3, 2022, the registrant had 124,096,099 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2022 AND 2021

(In thousands, except per share data)

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenues	$551,185	$576,377
Operating expenses	385,161	428,151
Depreciation and amortization	35,938	34,117
General and administrative expenses	48,560	48,479
Operating income	81,526	65,630
Interest income	5,628	6,202
Interest expense	(31,621)	(31,844)
Gain on extinguishment of debt	—	3,038
Gain (loss) on dispositions of real estate	(627)	13,329
Income before income taxes and equity in earnings of affiliates	54,906	56,355
Provision for income taxes	17,962	7,936
Equity in earnings of affiliates, net of income tax provision of $112 and $340 respectively	1,235	2,064
Net income	38,179	50,483
Net loss attributable to noncontrolling interests	40	61
Net income attributable to The GEO Group, Inc.	$38,219	$50,544

Weighted-average common shares outstanding:
Basic	120,714	120,022
Diluted	121,394	120,417
Net income per common share attributable to The GEO Group, Inc.:
Basic:
Net income per common share attributable to The GEO Group, Inc. - basic	$0.26	$0.41
Diluted:
Net income per common share attributable to The GEO Group, Inc. - diluted	$0.26	$0.41
Dividends declared per share	$—	$0.25

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2022 AND 2021

(In thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Net income	$38,179	$50,483
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	425	(627)
Change in marketable securities, net of tax benefit of $107 and $0	(405)	—
Pension liability adjustment, net of tax provision of $23 and $41, respectively	85	156
Change in fair value of derivative instrument classified as cash flow hedge, net of tax provision of $655 and $784, respectively	2,464	2,948
Total other comprehensive income, net of tax	2,569	2,477
Total comprehensive income	40,748	52,960
Comprehensive loss attributable to noncontrolling interests	55	63
Comprehensive income attributable to The GEO Group, Inc.	$40,803	$53,023

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2022 AND DECEMBER 31, 2021

(In thousands, except share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$598,508	$506,491
Restricted cash and cash equivalents	23,795	20,161
Accounts receivable, less allowance for doubtful accounts of $1,216 and $1,155, respectively	358,648	365,573
Contract receivable, current portion	6,866	6,507
Prepaid expenses and other current assets	34,998	45,176
Total current assets	1,022,815	943,908
Restricted Cash and Investments	84,886	76,158
Property and Equipment, Net	2,017,322	2,037,845
Assets Held for Sale	14,488	7,877
Contract Receivable	376,775	367,071
Operating Lease Right-of-Use Assets, Net	105,617	112,187
Goodwill	755,238	755,225
Intangible Assets, Net	158,695	166,124
Other Non-Current Assets	73,048	71,013
Total Assets	$4,608,884	$4,537,408
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$80,313	$64,073
Accrued payroll and related taxes	87,699	67,210
Accrued expenses and other current liabilities	193,704	200,712
Operating lease liabilities, current portion	28,038	28,279
Current portion of finance lease liabilities, long-term debt and non-recourse debt	18,617	18,568
Total current liabilities	408,371	378,842
Deferred Income Tax Liabilities	80,768	80,768
Other Non-Current Liabilities	82,500	87,073
Operating Lease Liabilities	83,408	89,917
Finance Lease Liabilities	1,805	1,977
Long-Term Debt	2,626,473	2,625,959
Non-Recourse Debt	304,724	297,856
Commitments, Contingencies and Other Matters (Note 11)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 187,500,000 shares authorized, 128,863,377 and 127,323,762 issued and 124,011,005 and 122,471,390 outstanding, respectively	1,289	1,273
Additional paid-in capital	1,281,268	1,276,213
Distributions in excess of earnings	(137,741)	(175,960)
Accumulated other comprehensive loss	(17,632)	(20,216)
Treasury stock, 4,852,372 shares, at cost	(105,099)	(105,099)
Total shareholders’ equity attributable to The GEO Group, Inc.	1,022,085	976,211
Noncontrolling interests	(1,250)	(1,195)
Total shareholders’ equity	1,020,835	975,016
Total Liabilities and Shareholders’ Equity	$4,608,884	$4,537,408

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2022 AND 2021

(In thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash Flow from Operating Activities:
Net income	$38,179	$50,483
Net loss attributable to noncontrolling interests	40	61
Net income attributable to The GEO Group, Inc.	38,219	50,544
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	35,938	34,117
Stock-based compensation	6,313	7,402
Gain on extinguishment of debt	—	(3,038)
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	1,848	1,683
Provision for doubtful accounts	—	614
Equity in earnings of affiliates, net of tax	(1,235)	(2,064)
Dividends received from unconsolidated joint ventures	1,781	1,399
Loss on sale/disposal of property and equipment, net	38	1,664
(Gain) loss on disposition of real estate	627	(13,329)
Changes in assets and liabilities, net of effects of acquisitions:
Changes in accounts receivable, prepaid expenses and other assets	22,448	26,846
Changes in contract receivable	1,644	1,611
Changes in accounts payable, accrued expenses and other liabilities	14,335	17,468
Net cash provided by operating activities	121,956	124,917
Cash Flow from Investing Activities:
Insurance proceeds - damaged property	—	469
Proceeds from sale of property and equipment	41	39
Proceeds from sales of real estate	—	15,673
Change in restricted investments	(4,109)	(2,191)
Capital expenditures	(13,773)	(27,276)
Net cash used in investing activities	(17,841)	(13,286)
Cash Flow from Financing Activities:
Proceeds from long-term debt	—	240,000
Payments on long-term debt	(2,881)	(298,522)
Payments on non-recourse debt	(2,328)	(1,755)
Taxes paid related to net share settlements of equity awards	(1,285)	(1,901)
Proceeds from issuance of common stock in connection with ESPP	43	116
Debt issuance costs	—	(9,587)
Cash dividends paid	—	(30,486)
Net cash used in financing activities	(6,451)	(102,135)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	2,606	(657)
Net Increase in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	100,270	8,839
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	548,322	311,853
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$648,592	$320,692
Supplemental Disclosures:
Non-cash Investing and Financing activities:
Right-of-use assets obtained from operating lease liabilities	$200	$3,764
Equipment obtained from finance lease liabilities	$—	$794
Dividends paid in treasury shares	$—	$153
Capital expenditures in accounts payable and accrued expenses	$1,260	$4,408

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) specializes in the ownership, leasing and management of secure facilities, processing centers and reentry centers in the United States, Australia and South Africa. The Company owns, leases and operates a broad range of facilities including maximum, medium and minimum security facilities, processing centers, as well as community-based reentry facilities and offers an expanded delivery of rehabilitation services under its 'GEO Continuum of Care' platform. The 'GEO Continuum of Care' program integrates enhanced rehabilitative programs, which are evidence-based and include cognitive behavioral treatment and post-release services, and provides academic and vocational classes in life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for individuals as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). At March 31, 2022, the Company’s worldwide operations include the management and/or ownership of approximately 83,000 beds at 103 facilities, including idle facilities, projects under development and recently awarded contracts, and also include the provision of community supervision services for more than 300,000 individuals on average, including over 100,000 through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

GEO operated as a real estate investment trust ("REIT") from January 1, 2013 through December 31, 2020. As a REIT, the Company provided services and conducted other business activities through taxable REIT subsidiaries ("TRSs"). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax rates and certain qualification requirements. The Company's use of TRSs permitted GEO to engage in certain business activities in which the REIT could not engage directly, so long as those activities were conducted in entities that elected to be treated as TRSs under the Internal Revenue Code of 1986, as amended (the “Code”), and enabled GEO to, among other things, provide correctional services at facilities it owns and at facilities owned by its government partners. A TRS is not subject to the distribution requirements applicable to REITs so it may retain income generated by its operations for reinvestment.

On December 2, 2021, the Company announced that its board of directors (“Board”) unanimously approved a plan to terminate the Company's REIT status and become a taxable C Corporation, effective for the year ended December 31, 2021. As a result, the Company is no longer required to operate under REIT rules, including the requirement to distribute at least 90% of REIT taxable income to its stockholders, which provides the Company with greater flexibility to use its free cash flow.  Effective January 1, 2021, the Company was subject to federal and state income taxes on its taxable income at applicable tax rates and was no longer entitled to a tax deduction for dividends paid. The Company operated as a REIT for the 2020 tax year, and existing REIT requirements and limitations, including those established by the Company’s organizational documents, remained in place until December 31, 2020. In connection with terminating the Company’s REIT status, the Board also voted unanimously to discontinue the Company's quarterly dividend in late 2021.

The Company's unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2022 for the year ended December 31, 2021. The accompanying December 31, 2021 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results for the entire year ending December 31, 2022, or for any other future interim or annual periods.

Risks and uncertainties

Executive Order

On January 26, 2021, President Biden signed an executive order directing the United States Attorney General not to renew Department of Justice (“DOJ”) contracts with privately operated criminal detention facilities, as consistent with applicable law. Two agencies of the DOJ, the Federal Bureau of Prisons (“BOP”) and the U.S. Marshals Service (“USMS”), utilize GEO’s support services. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts. As of March 31, 2022, GEO has one company-owned facility under direct contract with the BOP, which has a current contract option period that expires on September 30, 2022, and three company-owned/company-leased facilities under direct contracts with USMS, which have current contract option periods that expire between June 30, 2022 and September 30, 2023.

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

The Company has been closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact those entrusted to its care and governmental partners. The Company has incurred disruptions from the COVID-19 pandemic but, it is unable to predict the overall future impact that the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties related to the pandemic. The COVID-19 pandemic and related government-imposed mandatory closures, the efficacy and distribution of COVID-19 vaccines and boosters, the evolution of COVID-19 variants, shelter in-place restrictions, labor shortages and social distancing protocols and increased expenditures on engineering controls, personal protective equipment, diagnostic testing, medical expenses, temperature scanners, protective plexiglass barriers and increased sanitation have had, and will continue to have, a severe impact on global economic conditions and the environment in which the Company operates. Additionally, the Company has experienced the transmission of COVID-19 among detainees and staff at most of its facilities. If the Company is unable to mitigate the transmission of COVID-19 at its facilities it could experience a material adverse effect on its financial position, results of operations and cash flows. Although the Company is unable to predict the duration or scope of the COVID-19 pandemic or estimate the extent of the negative financial impact to its operating results, an extended period of depressed economic activity necessitated to combating the disease, and the severity and duration of the related global economic crisis may adversely impact its future financial performance.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its various business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company's goodwill balances from January 1, 2022 to March 31, 2022 are as follows (in thousands):

	January 1, 2022	Foreign Currency Translation	March 31, 2022
U.S. Secure Services	$316,366	$—	$316,366
Electronic Monitoring and Supervision Services	$289,570	$—	289,570
Reentry Services	148,873	—	148,873
International Services	416	13	429
Total Goodwill	$755,225	$13	$755,238

The Company has also recorded other finite and indefinite-lived intangible assets as a result of its various business combinations. The Company's intangible assets include facility management contracts, covenants not to compete, trade names and technology, as follows (in thousands):

	March 31, 2022				December 31, 2021
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	16.3	$308,397	$(196,317)	$112,080	$308,369	$(189,163)	$119,206
Technology	7.3	33,700	(32,285)	1,415	33,700	(31,982)	1,718
Trade names	Indefinite	45,200	—	45,200	45,200	—	45,200
Total acquired intangible assets		$387,297	$(228,602)	$158,695	$387,269	$(221,145)	$166,124

Amortization expense was $7.5 million and $5.3 million for the three months ended March 31, 2022 and 2021, respectively. Amortization expense was primarily related to the U.S. Secure Services, Electronic Monitoring and Supervision Services and Reentry Services segments' amortization of acquired facility management contracts. As of March 31, 2022, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 2.8 years.

Estimated amortization expense related to the Company's finite-lived intangible assets for the remainder of 2022 through 2026 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2022	$10,977
2023	11,813
2024	9,314
2025	9,263
2026	7,170
Thereafter	64,958
$113,495

3. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

		Fair Value Measurements at March 31, 2022
	Carrying Value at March 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$40,752	$—	$40,752	$—
Marketable equity and fixed income securities	17,845	—	17,845	—
Liabilities:
Interest rate swap derivatives	$76	$—	$76	$—

		Fair Value Measurements at December 31, 2021
	Carrying Value at December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$42,937	$—	$42,937	$—
Marketable equity and fixed income securities	11,551	$—	11,551	—
Fixed income securities	1,927	—	1,927	—
Liabilities:
Interest rate swap derivatives	$3,195	$—	$3,195	$—

The Company’s Level 2 financial instruments included in the tables above as of March 31, 2022 and December 31, 2021 consist of interest rate swap derivative liabilities held by GEO, investments in equity and fixed income mutual funds held in the Company’s captive insurance subsidiary, Florina, the Company's rabbi trust established for a GEO employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and an investment in Canadian dollar denominated fixed income securities.

The interest rate swap derivative liabilities are valued using a discounted cash flow model based on projected borrowing rates. The Company's restricted investment in the rabbi trust is invested in Company-owned life insurance policies which are recorded at their cash surrender values. These investments are valued based on the underlying investments held in the policies' separate accounts. The underlying assets are equity and fixed income pooled funds that are comprised of Level 1 and Level 2 securities. The Canadian dollar denominated securities, which are not actively traded, are valued using quoted rates for these and similar securities. The Company no longer has an investment in Canadian dollar denominated securities as of March 31, 2022.

4. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at March 31, 2022 and December 31, 2021 (in thousands):

		Estimated Fair Value Measurements at March 31, 2022
	Carrying Value as of March 31, 2022	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$598,508	$598,508	$598,508	$—	$—
Restricted cash and investments	50,084	50,084	50,084	—	—
Liabilities:
Borrowings under senior credit facility	$1,546,466	$1,437,949	$—	$1,437,949	$—
5.125% Senior Notes due 2023	259,275	244,807	—	244,807	—
5.875% Senior Notes due 2024	225,293	192,589	—	192,589	—
6.00% Senior Notes due 2026	350,000	272,556	—	272,556	—
6.50% Exchangeable Senior Notes due 2026	230,000	235,273	—	235,273	—
Non-recourse debt	317,464	317,464	—	317,464	—

		Estimated Fair Value Measurements at December 31, 2021
	Carrying Value as of December 31, 2021	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$506,491	$506,491	$506,491	$—	$—
Restricted cash and investments	41,831	41,831	41,831	—	—
Liabilities:
Borrowings under senior credit facility	$1,546,895	$1,448,280	$—	$1,448,280	$—
5.125% Senior Notes due 2023	259,275	248,479	—	248,479	—
5.875% Senior Notes due 2024	225,293	199,522	—	199,522	—
6.00% Senior Notes due 2026	350,000	283,691	—	283,691	—
6.50% Exchangeable Senior Notes due 2026	230,000	248,211		248,211
Non-recourse debt	310,108	310,108	—	310,108	—

The fair values of the Company’s cash and cash equivalents, and restricted cash and investments approximates the carrying values of these assets at March 31, 2022 and December 31, 2021. Restricted cash consists of money market funds and bank deposits used for asset replacement funds and other funds contractually required to be maintained at the Company's Australian subsidiary. The fair value of the money market funds and bank deposits is based on quoted market prices (Level 1).

The fair values of the Company's 5.875% senior unsecured notes due 2024 ("5.875% Senior Notes due 2024"), 6.00% senior unsecured notes due 2026 (“6.00% Senior Notes due 2026”), the 5.125% senior unsecured notes due 2023 ("5.125% Senior Notes due 2023") and the 6.50% exchangeable senior unsecured notes due 2026 (“Convertible Notes” or “6.50% Exchangeable Notes due 2026”) are based on published financial data for these instruments. On February 24, 2021, the Company completed a private offering of $230 million aggregate principal amount of 6.50% exchangeable senior unsecured notes due 2026. The Company used the net proceeds from this offering to fund the redemption of the then outstanding amount of the Company’s 5.875% Senior Notes due 2022. Refer to Note 10 – Debt for further information. The fair value of the Company's non-recourse debt related to the Company’s Australian subsidiary is estimated based on market prices of similar instruments. The fair value of borrowings under the senior credit facility is based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.

5. RESTRICTED CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$598,508	$289,391
Restricted cash and cash equivalents - current	23,795	29,317
Restricted cash and investments - non-current	84,886	39,924
Less Restricted investments - non-current	(58,597)	(37,940)
Total cash, cash equivalents and restricted cash and cash equivalents shown in the statement of cash flows	$648,592	$320,692

Amounts included in restricted cash and cash equivalents are attributable to certain contractual cash restriction requirements at the Company's wholly owned Australian subsidiary related to non-recourse debt and asset replacement funds contractually required to be maintained and other guarantees. Restricted investments - non-current (included in Restricted Cash and Investments in the accompanying consolidated balance sheets) consists of the Company's rabbi trust established for an employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan, investments in equity and fixed income mutual funds held in the Company’s captive insurance subsidiary, Florina and certain contractual cash requirements at the Company’s wholly-owned Australian subsidiary related to certain performance guarantees at its Ravenhall facility. The rabbi trust and the investments held in Florina are not considered to be restricted cash equivalents. Refer to Note 3 - Financial Instruments.

6. SHAREHOLDERS’ EQUITY

The following tables present the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests for the three months ended March 31, 2022 and 2021 (in thousands):

	Common shares		Additional Paid-In	Distributions in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended March 31, 2022
Balance, January 1, 2022	122,472	$1,273	$1,276,213	$(175,960)	$(20,216)	4,852	$(105,099)	$(1,195)	$975,016
Stock-based compensation expense	—	—	6,313	—	—	—	—	—	6,313
Restricted stock granted	1,784	18	(18)	—	—	—	—	—	—
Restricted stock canceled	(26)	—	—	—	—	—	—	—	—
Shares withheld for net settlements of share- based awards [1]	(226)	(2)	(1,283)	—	—	—	—	—	(1,285)
Issuance of common stock - ESPP	7	—	43	—	—	—	—	—	43
Net income (loss)	—	—	—	38,219	—	—	—	(40)	38,179
Other comprehensive income (loss)	—	—	—	—	2,584	—	—	(15)	2,569
Balance, March 31, 2022	124,011	$1,289	$1,281,268	$(137,741)	$(17,632)	4,852	$(105,099)	$(1,250)	$1,020,835

	Common shares		Additional Paid-In	Distributions in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended March 31 2021
Balance, January 1, 2021	121,318	$1,262	$1,262,267	$(222,892)	$(22,589)	4,835	$(104,946)	$(1,020)	$912,082
Stock-based compensation expense	—	—	7,402	—	—	—	—	—	7,402
Restricted stock granted	1,248	12	(12)	—	—	—	—	—	-
Restricted stock canceled	(18)	—	—	—	—	—	—	—	-
Dividends paid	—	—	—	(30,486)	—	—	—	—	(30,486)
Other adjustment to paid-in capital			153			—			153
Purchase of treasury shares	(17)	—	—	—	—	17	(153)		(153)
Shares withheld for net settlements of share- based awards [1]	(243)	(2)	(1,899)	—	—	—	—	—	(1,901)
Issuance of common stock - ESPP	15	—	116	—	—	—	—	—	116
Net income (loss)	—	—	—	50,544	—	—	—	(61)	50,483
Other comprehensive income (loss)	—	—	—	—	2,479	—	—	(2)	2,477
Balance, March 31, 2021	122,303	$1,272	$1,268,027	$(202,834)	$(20,110)	4,852	$(105,099)	$(1,083)	$940,173

[1]

During the three months ended March 31, 2022 and 2021, the Company withheld shares through net share settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees.

Automatic Shelf Registration on Form S-3

On October 30, 2020, the Company filed an automatic shelf registration on Form S-3 with the Securities and Exchange Commission (the “SEC”) that enables the Company to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, guarantees of debt securities, warrants and units. The shelf registration statement became automatically effective upon filing and is valid for three years.

Prospectus Supplement

On June 28, 2021, in connection with the shelf registration, the Company filed with the SEC a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $300 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, will be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the three months ended March 31, 2022 or the year ended December 31, 2021.

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

The components of accumulated other comprehensive income (loss) attributable to GEO within shareholders' equity are as follows:

	Three Months Ended March 31, 2022
	(In thousands)
	Foreign currency translation adjustments, net of tax (1)	Change in fair value of derivatives, net of tax	Change in marketable securities, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2022	$(12,461)	$(2,524)	7	$(5,238)	$(20,216)
Current-period other comprehensive income (loss)	440	2,464	(405)	85	2,584
Balance, March 31, 2022	$(12,021)	$(60)	$(398)	$(5,153)	$(17,632)

	Three Months Ended March 31, 2021
	(In thousands)
	Foreign currency translation adjustments, net of tax (1)	Change in fair value of derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2021	$(9,207)	$(4,752)	$(8,630)	$(22,589)
Current-period other comprehensive income (loss)	(626)	2,949	156	2,479
Balance, March 31, 2021	$(9,833)	$(1,803)	$(8,474)	$(20,110)

(1)	The foreign currency translation related to noncontrolling interests was not significant at March 31, 2022 or 2021.

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

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each time-based or performance-based option awarded. For options granted during the three months ended March 31, 2022, the fair value was estimated using the following assumptions: (i) volatility of 48.03%; (ii) expected term of 5 years; and (iii) risk free interest rate of 1.56%. A summary of the activity of stock option awards issued and outstanding under Company plans was as follows for the three months ended March 31, 2022:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at January 1, 2022	1,847	$19.92	6.23	$73
Options granted	340	5.76
Options exercised	—	—
Options forfeited/canceled/expired	(83)	17.99
Options outstanding at March 31, 2022	2,104	$17.74	6.65	$286
Options vested and expected to vest at March 31, 2022	1,996	$18.25	6.51	$238
Options exercisable at March 31, 2022	1,329	$22.67	5.27	$—

On March 1, 2022, the Company granted approximately 340,000 options to certain employees which had a per share grant date fair value of $2.49. For the three months ended March 31, 2022 and 2021, the amount of stock-based compensation expense related to stock options was $0.1 million and $0.2 million, respectively. As of March 31, 2022, the Company had $1.4 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 3.1 years.

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

A summary of the activity of restricted stock outstanding is as follows for the three months ended March 31, 2022:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at January 1, 2022	2,619	$12.53
Granted	1,784	6.02
Vested	(735)	17.01
Forfeited/canceled	(26)	10.30
Restricted stock outstanding at March 31, 2022	3,642	$8.26

During the three months ended March 31, 2022, the Company granted approximately 1,784,000 shares of restricted stock to certain employees and executive officers. Of these awards, 975,000 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2022, 2023 and 2024.

The vesting of these performance-based restricted stock grants are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the shares of restricted stock ("TSR Target Award") can vest at the end of a three year performance period if GEO meets certain total shareholder return ("TSR") performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2022 to December 31, 2024 and (ii) up to 50% of the shares of restricted stock ("ROCE Target Award") can vest at the end of a three year period if GEO meets certain return on capital employed ("ROCE") performance targets over a three year period from January 1, 2022 to December 31, 2024. Certain of these performance-based restricted stock grants can vest over a one-year period if GEO meets certain performance targets, as mentioned above, over two remaining one-year periods from January 1, 2022 to December 31, 2022 and January 1, 2023 to December 31, 2023. These market and performance awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the performance-based awards is based on the target awards for both metrics.

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

The metric related to TSR is considered to be a market condition. For share-based awards that contain a market condition, the probability of satisfying the market condition must be considered in the estimate of grant-date fair value and previously recorded compensation expense is not reversed if the market condition is never met. The fair value of these awards was determined based on a Monte Carlo simulation, which calculates a range of possible outcomes and the probabilities that they will occur, using the following weighted average key assumptions: (i) volatility of 57.5%; (ii) beta of 0.93; and (iii) risk free rate of 1.45%.

For the three months ended March 31, 2022 and 2021, the Company recognized $6.2 million and $7.2 million, respectively, of compensation expense related to its restricted stock awards. As of March 31, 2022, the Company had $23.2 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 2.2 years.

Employee Stock Purchase Plan

The Company previously adopted The GEO Group Inc. 2011 Employee Stock Purchase Plan (the “Plan” or "ESPP”) effective July 9, 2011. The Company has since amended and restated the Plan (the “Amended ESPP”) which was approved by the Company’s shareholders on April 28, 2021 and became effective on July 9, 2021. The purpose of the Amended ESPP, which is qualified under Section 423 of the Code, is to encourage stock ownership through payroll deductions by the employees of GEO and designated subsidiaries of GEO in order to increase their identification with the Company’s goals and secure a proprietary interest in the Company’s success. These deductions are used to purchase shares of the Company’s common stock at a 5% discount from the then current market price. The maximum number of shares of common stock reserved for issuance over the term of the Amended ESPP on the amended effective date shall not exceed 750,000 shares.

The Amended ESPP is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Amended ESPP are made on the last day of each month. During the three months ended March 31, 2022, 7,210 shares of the Company's common stock were issued in connection with the Amended ESPP.

8. EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing the net income attributable to The GEO Group, Inc. available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income attributable to The GEO Group, Inc. available to common stockholders represents net income attributable to The GEO Group, Inc. reduced by an allocation of earnings to participating securities. The 6.50% Exchangeable Notes due 2026, which contain non-forfeitable rights to dividends declared and paid on the shares of common stock, are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Diluted EPS is calculated under the if-converted method and the two-class method for each class of shareholders using the weighted average number of shares attributable to each class. The calculation that results in the lowest diluted earnings per share amount for common stock is reported in the Company’s financial statements. The if-converted method includes the dilutive effect of potential common shares related to the 6.50% Exchangeable Notes due 2026, if any. Basic and diluted earnings per share were calculated for the three months ended March 31, 2022 and 2021 as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2022	March 31, 2021
Net income	$38,179	$50,483
Net loss attributable to noncontrolling interests	40	61
Less: Undistributed income allocable to participating securities	(6,542)	(1,420)
Net income attributable to The GEO Group, Inc. available to common stockholders	31,677	49,124
Basic earnings per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	120,714	120,022
Per share amount - basic	$0.26	$0.41
Diluted earnings per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	120,714	120,022
Dilutive effect of equity incentive plans	680	395
Weighted average shares assuming dilution	121,394	120,417
Per share amount - diluted	$0.26	$0.41

For the three months ended March 31, 2022, 1,906,029 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share ("EPS") because the effect would be anti-dilutive. There were 875,148 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the three months ended March 31, 2021, 2,067,461 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 1,021,859 common stock equivalents from restricted shares that were anti-dilutive for the period.

On February 24, 2021, the Company’s wholly owned subsidiary, GEO Corrections Holdings, Inc. (“GEOCH”), completed a private offering of $230 million aggregate principal amount of 6.50% Exchangeable Notes due 2026. Refer to Note 10 – Debt for additional information. As of March 31, 2022, conditions had not been met to exchange the 6.50% Exchangeable Notes due 2026 into shares of the Company’s common stock. Approximately 24.9 million and 9.1 million shares of potential common shares associated with the conversion option embedded in the convertible notes were excluded from the computation for the three months ended March 31, 2022 and 2021, respectively, as the Company’s average stock price during the period was lower than the exchange price.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

In August 2019, the Company entered into two interest rate swap agreements in the aggregate notional amount of $44.3 million to fix the interest rate on certain of its variable rate debt to 4.22%. The Company has designated these interest rate swaps as hedges against changes in the cash flows of two identical promissory notes (the "Notes") which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the Notes and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in fair value of the interest rate swaps as accumulated other comprehensive income, net of applicable taxes. Total unrealized gains recorded in other comprehensive income, net of tax, related to these cash flow hedges was $2.5 million during the three months ended March 31, 2022. The total fair value of the swap liabilities as of March 31, 2022 was $0.1 million and is recorded as a component of Other Non-Current liabilities within the accompanying consolidated balance sheet. There was no material ineffectiveness for the period presented. The Company does not expect to enter into any transactions during the next twelve months which would result in reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss). Refer to Note 10 - Debt for additional information.

10. DEBT

Debt outstanding as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Senior Credit Facility:
Term loan	$760,000	$762,000
Unamortized discount on term loan	(1,020)	(1,152)
Unamortized debt issuance costs on term loan	(2,419)	(2,733)
Revolver	786,466	784,895
Total Senior Credit Facility	1,543,027	1,543,010
6.50% Exchangeable Notes Due in 2026:
Notes Due in 2026	230,000	230,000
Unamortized debt issuance costs	(7,823)	(8,246)
Total 6.50% Exchangeable Notes Due in 2026	222,177	221,754
6.00% Senior Notes due 2026:
Notes Due in 2026	350,000	350,000
Unamortized debt issuance costs	(2,943)	(3,099)
Total 6.00% Senior Notes Due in 2026	347,057	346,901
5.875% Senior Notes due 2024:
Notes Due in 2024	225,293	225,293
Unamortized debt issuance costs	(1,295)	(1,410)
Total 5.875% Senior Notes Due in 2024	223,998	223,883
5.125% Senior Notes due 2023:
Notes Due in 2023	259,275	259,275
Unamortized debt issuance costs	(1,056)	(1,221)
Total 5.125% Senior Notes Due in 2023	258,219	258,054
Non-Recourse Debt	317,464	310,108
Unamortized debt issuance costs on non-recourse debt	(4,665)	(4,556)
Total Non-Recourse Debt	312,799	305,552
Finance Lease Liabilities	3,216	3,843
Other debt, net	41,126	41,363
Total debt	2,951,619	2,944,360
Current portion of finance lease liabilities, long-term debt and non-recourse debt	(18,617)	(18,568)
Finance Lease Liabilities, long-term portion	(1,805)	(1,977)
Non-Recourse Debt, long-term portion	(304,724)	(297,856)
Long-Term Debt	$2,626,473	$2,625,959

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

The Credit Agreement evidences a credit facility (the "Credit Facility") consisting of a $792.0 million term loan bearing interest at LIBOR plus 2.00% (with a LIBOR floor of 0.75%), and a $900.0 million revolver initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD275 million, or $206.0 million, based on exchange rates as of March 31, 2022, available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars under the Australian Dollar Letter of Credit Facility (the "Australian LC Facility"). As of March 31, 2022, there were no letters of credit issued under the Australian LC Facility. Amounts to be borrowed by GEO under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The term loan component is scheduled to mature on March 23, 2024. The revolving credit commitment component is scheduled to mature on May 17, 2024. The Credit Agreement also has an accordion feature of $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

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

On August 18, 2016, the Company executed a letter of offer providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of approximately AUD59 million, or $44.2 million, based on exchange rates in effect as of March 31, 2022 (collectively, the “Bank Guarantee Facility”). The Bank Guarantee Facility allows GEO to provide letters of credit to assure performance of certain obligations of its wholly owned subsidiary relating to its correctional facility in Ravenhall, located near Melbourne, Australia. The Bank Guarantee Facility is unsecured. The issuance of letters of credit under the Bank Guarantee Facility is subject to the satisfaction of the conditions precedent specified in the letter of offer. Letters of credit issued under the bank guarantee lines are due on demand and letters of credit issued under the bank guarantee/standby sub-facility cannot have a duration exceeding twelve months. The Bank Guarantee Facility may be terminated by the lender on 90 days written notice. As of March 31, 2022, there was AUD59 million in letters of credit issued under the Bank Guarantee Facility.

As of March 31, 2022, the Company had approximately $760.0 million in aggregate borrowings outstanding under its term loan, approximately $786.5 million in borrowings under its revolver, and approximately $96.8 million in letters of credit which left approximately $16.7 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of March 31, 2022 was 2.70%.

6.50% Exchangeable Notes due 2026

On February 24, 2021, the Company’s wholly-owned subsidiary, GEOCH, completed a private offering of $230 million aggregate principal amount of 6.50% Exchangeable Notes due 2026 which included the full exercise of the initial purchasers’ over-allotment option to purchase an additional $30 million aggregate principal amount of Convertible Notes. The Convertible Notes will mature on February 23, 2026, unless earlier repurchased or exchanged. The Convertible Notes bear interest at the rate of 6.50% per year plus an additional amount based on the dividends paid by the Company on its common stock, $0.01 par value per share. Interest on the notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021.

Subject to certain restrictions on share ownership and transfer, holders may exchange the notes at their option prior to the close of business on the business day immediately preceding November 25, 2025, but only under the following circumstances: (1) during the five consecutive business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the exchange rate for the notes on each such trading day; or (2) upon the occurrence of certain specified corporate events. On or after November 25, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, holders may exchange their notes at any time, regardless of the foregoing circumstances. Upon exchange of a note, GEO will pay or deliver, as the case may be, cash or a combination of cash and shares of the Company’s common stock. As of March 31, 2022, conditions had not been met to exchange the notes.

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

The Company elected to early adopt Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options and Derivatives and Hedging – Contracts in Entity’s Own Equity, on January 1, 2021. The new standard simplifies the accounting for convertible debt by removing the requirements to separately present certain conversion features in equity. In addition, the new standard also simplifies the guidance in ASC 815-40, Derivatives and Hedging – Contract in Entity’s Own Equity, by removing certain criteria that must be satisfied to classify a contract as equity. Finally, the new standard revises the guidance on calculating earnings per share. The Company determined under the guidance of the new standard that the embedded conversion option does not require bifurcation and all proceeds were allocated to the Convertible Notes as a single instrument and is included in Long-Term Debt in the accompanying consolidated balance sheets. The costs incurred in the issuance, including the initial purchasers discount, totaling approximately $9.6 million, are classified as a cash outflow within the financing activities section in the consolidated statement of cash flows for the three months ended March 31, 2021, and are also being amortized to expense over the term of the Convertible Notes.

Because the Company currently intends to settle conversions by paying cash up to the principal amount of the Convertible Notes, with any excess conversion value settled in shares of common stock, the Convertible Notes are being accounted for using the net settlement method (or treasury stock-type method) for the purposes of calculating diluted earnings per share. Using this method, the denominator will be affected when the average share price of the Company's common stock for a given period is greater than the conversion price of approximately $9.225 per share. There was no dilutive impact for the three months ended March 31, 2022 and 2021.

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

5.125% Senior Notes due 2023

Interest on the 5.125% Senior Notes due 2023 accrues at the stated rate. The Company pays interest semi-annually in arrears on April 1 and October 1 of each year. On or after April 1, 2018, the Company may, at its option, redeem all or part of the 5.125% Senior Notes due 2023 at the redemption prices set forth in the indenture governing the 5.125% Senior Notes due 2023. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors.

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

During the three months ended March 31, 2021, the Company repurchased $3.0 million in aggregate principal amount of its 5.125% Senior Notes due 2023 at a weighted average price of 89.38% for a total cost of $2.7 million. Additionally, the Company repurchased $17.2 million in aggregate principal amount of its 5.875% Senior Notes due 2024 at a weighted average price of 79.51% for a total cost of $13.7 million. As a result of these repurchases, the Company recognized a net gain on extinguishment of debt of $3.0 million, net of the write-off of associated unamortized deferred loan costs. There were no debt repurchases during the three months ended March 31, 2022.

Non-Recourse Debt

Australia - Ravenhall

In connection with a design and build project agreement with the State of Victoria, in September 2014, the Company entered into a syndicated facility agreement (the "Construction Facility") to provide debt financing for construction of the project. The Construction Facility provided for non-recourse funding of up to AUD791 million, or approximately $592.6 million, based on exchange rates as of March 31, 2022. In accordance with the terms of the contract, upon completion and commercial acceptance of the project in late 2017, the State of Victoria made a lump sum payment of AUD310 million, or approximately $232.2 million, based on exchange rates as of March 31, 2022. The term of the Construction Facility was through September 2020 and bore interest at a variable rate quoted by certain Australian banks plus 200 basis points. On May 22, 2019, the Company completed an offering of AUD461.6 million, or $345.8 million, based on exchange rates as of March 31, 2022, aggregate principal amount of non-recourse senior secured notes due 2042 (the "Non-Recourse Notes"). The amortizing Non-Recourse Notes were issued by Ravenhall Finance Co Pty Limited in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Non-Recourse Notes were issued with a coupon and yield to maturity of 4.23% with a maturity date of March 31, 2042. The net proceeds from this offering were used to refinance the outstanding Construction Facility and to pay all related fees, costs and expenses associated with the transaction. As a result of the transaction, the Company incurred a $4.5 million loss on extinguishment of debt related to swap termination fees and unamortized deferred costs associated with the Construction Facility. Additionally, loan costs of approximately $7.5 million were incurred and capitalized in connection with the offering.

Other

In August 2019, the Company entered into two identical Notes in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the Notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. The Company has entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at March 31, 2022 is $0.6 million of deferred loan costs incurred in the transaction. Refer to Note 9 - Derivative Financial Instruments for further information.

Guarantees

Australia

The Company has entered into a guarantee in connection with the operating performance of a facility in Australia. The obligation amounted to approximately AUD59 million, or $44.2 million, based on exchange rates as of March 31, 2022. The guarantee is secured by outstanding letters of credit under the Company's Revolver.

As of March 31, 2022, the Company also had seven other letters of credit outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $10.0 million.

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

On July 1, 2021, a putative shareholder derivative complaint was filed in Palm Beach County, Florida’s Circuit Court against the Company, as well as its then Chief Executive Officer, Mr. Zoley, its Chief Financial Officer, Mr. Evans, Ms. Schlarb, its Senior Vice President and President of the GEO Care division, and current and former Company directors Richard H. Glanton, Anne N. Foreman, Christopher C. Wheeler, Julie M. Wood, Guido van Hauwermeiren, Scott M. Kernan, Jose Gordo, and Duane Helkowski (collectively,

“Defendants”).  The complaint alleges breach of fiduciary duty and unjust enrichment claims against the individual Defendants relating to purported healthcare and quality of care deficiencies, an allegedly inadequate response to the COVID-19 pandemic, alleged forced labor by detainees, and alleged exposure to pending litigation, which purportedly led to damage to GEO.  On September 28, 2021, Defendants filed a motion to stay, or alternatively motion to dismiss the complaint.  On January 7, 2022, the Court entered an Agreed Order on Stay, staying this action until the resolution of the motion to dismiss and/or to strike pending in the federal purported shareholder class action lawsuit described above.

On November 12, 2021, a putative shareholder derivative complaint was filed in the U.S. District Court for the Southern District of Florida against the Company, as well as its then Chief Executive Officer, Mr. Zoley, its Chief Financial Officer, Mr. Evans, Ms. Schlarb, its Senior Vice President and President of the GEO Care division, David Venturella, its Senior Vice President, J. David Donahue, its former Senior Vice President and President, of the U.S. Secure Services division, and current and former Company directors Richard H. Glanton, Anne N. Foreman, Christopher C. Wheeler, Julie M. Wood, Guido van Hauwermeiren, Scott M. Kernan, Jose Gordo, and Duane Helkowski (collectively, “Defendants”). The complaint alleges that the individual Defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The complaint also alleges breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets against the individual Defendants relating to purported healthcare and quality of care deficiencies, an allegedly inadequate response to the COVID-19 pandemic, alleged forced labor by detainees, and alleged exposure to pending litigation, which purportedly led to damage to GEO. On January 14, 2022, the parties filed a joint motion to stay the action. On January 18, 2022, the court entered an Order Granting Joint Motion to Stay and Administratively Closing Case, staying this action pending the resolution of the federal purported shareholder class action lawsuit described above

Former civil immigration detainees at the Aurora ICE Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the U.S. District Court for the District of Colorado. The complaint alleges that the Company was in violation of the Colorado Minimum Wages of Workers Act and the Federal Trafficking Victims Protection Act (“TVPA”). The plaintiff class claims that the Company was unjustly enriched because of the level of payment the detainees received for work performed at the facility, even though the voluntary work program as well as the wage rates and standards associated with the program that are at issue in the case are authorized by the Federal government under guidelines approved by the United States Congress. On July 6, 2015, the court found that detainees were not employees under the Colorado Minimum Wage Order and dismissed this claim. In February 2017, the court granted the plaintiff-class’ motion for class certification on the TVPA and unjust enrichment claims. The plaintiff class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the court may deem proper.

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

In California, a class-action lawsuit was filed on December 19, 2017 by immigration detainees against the Company in the U.S. District Court Eastern Division of the Central District of California. All three lawsuits allege violations of the respective state’s minimum wage laws. However, the California lawsuit, like the Colorado suit, also includes claims that the Company violated the TVPA and California's equivalent state statute. The California court certified a nationwide class which would allow the plaintiffs to primarily seek injunctive relief or policy changes at a number of facilities if they are successful on the merits of their claims. On August 9, 2021, the California court conducted a hearing on Defendant’s Motion for Summary Judgment and Motion to Decertify Class, as well as Plaintiffs’ Motion for Partial Summary Judgment. The Motion to Decertify Class was granted. The Plaintiffs’ and Defendant’s Motion for Summary Judgment are pending. On March 31, 2022, Judge Bernal entered a stay of the California case until the Ninth Circuit rules on the Washington cases.

On July 2, 2019, the Company filed a Motion for Summary Judgment in the Washington Attorney General’s Tacoma lawsuit based on the Company’s position that its legal defenses prevent the case from proceeding to trial. The federal court in Washington denied the Company's Motion for Summary Judgment on August 6, 2019. However, on August 20, 2019, the DOJ filed a Statement of Interest, which asked the Washington court to revisit its prior denial of the Company's intergovernmental immunity defense in the case. While the Washington court ultimately elected not to dismiss the case at the time, its order declared that the Company's intergovernmental immunity defense was legally viable, to be ultimately determined at trial. After putting the lawsuits on “standby” for most of 2020 due to the COVID-19 pandemic, the trial court entered an order setting both suits for an estimated three-week trial beginning June 1, 2021. The court ordered a remote trial, but with the possibility of in-person proceedings. The order noted the Company’s exception to the remote trial setting. The Company filed a motion for reconsideration of the judge’s order setting a remote trial on April 8, 2021, requesting that the trial date be moved from June 1, 2021 to the earliest possible date after July 1, 2021, when the State of Washington plans to allow in-person trials to resume. On April 9, 2021, the Washington court denied the motion for reconsideration for an in-person trial, ruling that a “hybrid” trial, with some parts being conducted in-person with COVID-19 precautions, would begin on June 1, 2021. On June 1, 2021, the remote Zoom trial began. On June 17, 2021, the trial judge declared a mistrial when the jury was unable to reach a unanimous verdict. The in-person jury re-trial began on October 12, 2021. In October 2021, an unfavorable jury verdict resulting in a combined $23.2 million judgment was entered against the Company in the retrial of two cases, State of Washington v. GEO Group and Nwauzor et. al. v. GEO Group (the “lawsuits”), in the U.S. District Court for the Western District of Washington, which judgment amounts were subsequently increased by a further award against the Company of attorney’s fees, costs and interest in the amount of $12.7 million. The trial court has waived the necessity to post a supersedeas bond for the combined judgments and has stayed enforcement of the verdict and judgments while GEO’s appeal to the U.S. Court of Appeals for the Ninth Circuit is pending.

GEO strongly disagrees with the verdict and judgments in the retrial of the lawsuits. GEO has raised several issues on appeal to the U.S. Court of Appeals for the Ninth Circuit, including the applicability of the state of Washington’s Minimum Wage Act to detainees who participate in the federally mandated Voluntary Work Program at the Northwest ICE Processing Center (the “Center”), and the affirmative defenses that GEO believes were wrongly dismissed in these cases. GEO looks forward to having those and other related issues heard on appeal based on GEO’s belief that the cases were wrongly decided. GEO intends to take all necessary steps to vigorously defend itself.

On December 30, 2019, the Company filed a lawsuit for declaratory and injunctive relief challenging California’s newly enacted law - Assembly Bill 32 (AB-32) - which bars the federal government from engaging the Company or any other government contractors to provide detention services for illegal immigrants. The Company’s claims, as described in the lawsuit, are grounded in authoritative legal doctrine that under the Constitution’s Supremacy Clause, the federal government is free from regulation by any state. By prohibiting federal detention facilities in California, the suit argues AB-32 substantially interferes with the ability of USMS and ICE to carry out detention responsibilities for the federal government. Secondly, because AB-32 creates exceptions to the State of California when using the Company or any government contractors (to alleviate overcrowding), California’s statute unlawfully discriminates against the federal government. On December 31, 2019, GEO filed its motion for a preliminary injunction restraining California’s Governor and Attorney General from enforcing AB-32 against the Company’s detention facilities on behalf of USMS and ICE. On January 24, 2020, the United States filed a lawsuit challenging AB-32. The court heard motions for preliminary injunction from the Company and the United States on July 16, 2020. The court ordered the parties to submit supplemental briefing and indicated it would render an opinion sometime after the filing deadline of August 18, 2020. On July 20, 2020, the court consolidated both lawsuits. On October 8, 2020, the court issued an order granting, in part, and denying in part, the Company and the United States’ motions and California’s motion to dismiss. Among other findings, the court (1) dismissed the Company’s intergovernmental immunity claims as well as the United States’ preemption claims as applied to ICE facilities; (2) found that the Company and the United States were likely to succeed on the preemption claims as applied to U.S. Marshals’ facilities and enjoined enforcing AB-32 against those facilities; and (3) refused to enjoin California from enforcing AB-32 against ICE contracts with the Company and the United States. The Company and the United States appealed to the Ninth Circuit Court of Appeals. Oral argument was held on June 7, 2021. On October 5, 2021, the Ninth Circuit Court of Appeals reversed the lower court’s decision, holding that AB-32 conflicted with federal law and could not stand. On April 26, 2022, the Ninth Circuit granted California’s petition for an en banc hearing and vacated the previous panel’s opinion. En banc arguments will take place the week of June 21, 2022, in Pasadena, California.

On April 29, 2021, the Company filed a lawsuit for declaratory and injunctive relief challenging the State of Washington’s newly enacted law – House Bill 1090 (EHB 1090) – that purports to prohibit the United States from using detention facilities operated by private contractors to house detainees in the custody of U.S. Immigration and Customs Enforcement (“ICE”). The Court has entered a stay in this action pending the final resolution of the AB-32 appeal.

The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, the results of these claims or proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these claims or proceedings could have a material adverse effect on the Company's financial condition, results of operations or cash flows or could result in a material impairment of the Company’s assets. The Company's accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. The Company does not accrue for anticipated legal fees and costs but expenses those items as incurred.

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

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, allowed employers to defer the deposit and payment of the employer's share of Social Security taxes. The deferral applied to deposits and payments of the employer’s share of Social Security tax that would otherwise be required to be made during the period beginning on March 27, 2020 and ending on December 31, 2020. The deferred amounts are due to be paid in two equal installments no later than December 31, 2021 and December 31, 2022. The Company paid the first installment in September 2021. The balance of the deferred payroll taxes is approximately $20.0 million as of March 31, 2022.

Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing active capital projects will be approximately $16.1 million of which $5.7 million was spent through the first three months of 2022. The Company estimates the remaining capital requirements related to these capital projects will be $10.4 million which will be spent through the remainder of 2022.

Idle Facilities

As of March 31, 2022, the Company was marketing nine of its idle facilities to potential customers. The carrying values of these idle facilities are included in Property and Equipment, Net and Assets for Sale in the accompanying consolidated balance sheets. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that can be easily transferred for use at other facilities. There was no indication of impairment related to the Company's idle facilities as of March 31, 2022.

		Design		Net Carrying Value
Facility	Segment	Capacity	Date Idled	March 31, 2022
Great Plains Correctional Facility	Secure Services	1,940	2021	$67,863
D. Ray James Correctional Facility	Secure Services	1,900	2021	52,237
Rivers Correctional Facility	Secure Services	1,450	2021	39,197
Big Spring Correctional Facility	Secure Services	1,732	2021	35,105
Flightline Correctional Facility	Secure Services	1,800	2021	36,583
McFarland Female Community Reentry Facility	Secure Services	300	2020	11,334
Cheyenne Mountain Recovery Center	Secure Services	750	2020	17,002
Coleman Hall	Reentry Services	350	2017	8,040
Hector Garza Center	Reentry Services	139	2020	5,063
Total		10,361		$272,424

12. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the U.S. Secure Services segment; the Electronic Monitoring and Supervision Services segment; the Reentry Services segment; and the International Services segment. The Company has identified these four reportable segments to reflect the current view that the Company operates four distinct business lines, each of which constitutes a material part of its overall business. The Company determined that its previously reportable business segment, Facility Construction and Design, no longer qualifies as a reportable segment as it no longer meets certain quantitative thresholds and has been aggregated with the Company’s International Services reportable business segment below. In addition, the Company appointed a new Chief Executive Officer, the chief operating decision maker, during fiscal 2021. Based on changes to the way the Company’s chief operating decision maker views the business and financial results used to allocate resources to its electronic monitoring and supervision services operations, along with the growth of the business, the Company will report the electronic monitoring and supervision services operation as a separate reportable segment. This new segment will be presented as Electronic Monitoring and Supervision Services.  Previously, the electronic monitoring and supervision services operations were included in the GEO Care reportable segment. In addition, the GEO Care reportable segment was renamed Reentry Services and will include services provided to adults for residential and non-residential treatment, educational and community-based programs, pre-release and half-way house programs. Reentry Services also includes activities for our former youth division for half of 2021 and all historical periods. The youth division was divested on July 1, 2021. The Company has retroactively restated its segment presentation for the three months ended March 31, 2021 to reflect these changes.

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

The Company's segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenues:
U.S. Secure Services	$351,245	$387,011
Electronic Monitoring and Supervision Services	87,921	60,378
Reentry Services	61,431	75,104
International Services	50,588	53,884
Total revenues	$551,185	$576,377
Operating income from segments:
U.S. Secure Services	$74,081	$71,465
Electronic Monitoring and Supervision Services	38,920	25,477
Reentry Services	10,631	9,982
International Services	6,454	7,185
Operating income from segments	$130,086	$114,109
General and Administrative Expenses	(48,560)	(48,479)
Total Operating Income	$81,526	$65,630

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating income from segments	$130,086	$114,109
Unallocated amounts:
General and administrative expenses	(48,560)	(48,479)
Net interest expense	(25,993)	(25,642)
Gain on extinguishment of debt	-	3,038
(Loss) gain on disposition of real estate	(627)	13,329
Income before income taxes and equity in earnings of affiliates	$54,906	$56,355

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

The Company has recorded $0.8 million in earnings, net of tax, for SACS operations during the three months ended March 31, 2022, and $0.9 million in earnings, net of tax, for SACS operations during the three months ended March 31, 2021 which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of March 31, 2022, and December 31, 2021, the Company’s investment in SACS was $11.1 million and $10.3 million, respectively, and represents its share of cumulative reported earnings.

The Company has recorded $0.5 million in earnings, net of tax, for GEOAmey's operations during the three months ended March 31, 2022, and $1.1 million in earnings, net of tax, for GEOAmey's operations during the three months ended March 31, 2021, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of March 31, 2022, and December 31, 2021, the Company’s investment in GEOAmey was $9.5 million and $10.1 million, respectively, and represents its share of cumulative reported earnings.

13. BENEFIT PLANS

The Company has two non-contributory defined benefit pension plans covering certain of the Company’s executives. Retirement benefits are based on years of service, employees’ average compensation for the last five years prior to retirement and social security benefits. Currently, the plans are not funded. The Company purchased and is the beneficiary of life insurance policies for certain participants enrolled in the plans. The following table summarizes key information related to the Company’s defined benefit pension plans (in thousands):

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$31,830	$33,530
Service cost	280	1,404
Interest cost	240	1,274
Actuarial gain	—	(3,505)
Benefits paid	(224)	(873)
Projected benefit obligation, end of period	$32,126	$31,830
Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	224	873
Benefits paid	(224)	(873)
Plan assets at fair value, end of period	$—	$—
Unfunded Status of the Plan	$32,126	$31,830

	Three Months Ended
	March 31, 2022	March 31, 2021
Components of Net Periodic Benefit Cost
Service cost	$280	$351
Interest cost	240	319
Net loss	108	197
Net periodic pension cost	$628	$867

The long-term portion of the pension liability above as of March 31, 2022 and December 31, 2021 was $31.3 million and $31.5 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

Amended and Restated Executive Retirement Agreement

The Company also has a non-qualified deferred compensation agreement with its former CEO. The agreement provides for a lump sum cash payment upon retirement, no sooner than age 55. As of March 31, 2022, the former CEO had reached age 55 and was eligible to receive the payment upon retirement.

On May 27, 2021, the Company and its former CEO entered into an Amended and Restated Executive Retirement Agreement which replaced the former CEO’s previous agreement, effective July 1, 2021. Pursuant to the terms of the Amended and Restated Executive Retirement Agreement, upon the date that the former CEO ceases to provide services to the Company, the Company will pay to the former CEO an amount equal to $3,600,000 which shall be paid in cash. The payment shall be credited with interest at a rate of 5% compounded quarterly. Additionally, at the end of each calendar year provided that the former CEO is still providing services to GEO pursuant to the Executive Chairman Agreement, GEO will credit an amount equal to $1,000,000 at the end of each calendar year (the “Employment Contributions Account”). The Employment Contributions Account will be credited with interest at the rate of 5% compounded quarterly. The balance of the Amended and Restated Executive Retirement Agreement was approximately $5.2 million at March 31, 2022.

The Company has established several trusts for the purpose of paying the retirement benefit pursuant to the Amended and Restated Executive Retirement Agreement. The trusts are revocable “rabbi trusts” and the assets of the trusts are subject to the claims of the Company’s creditors in the event of the Company’s insolvency.

14. RECENT ACCOUNTING PRONOUNCEMENTS

The following accounting standard will be adopted in future periods:

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, “Reference Reform Rate (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” to provide temporary optional expedients and exceptions to the contract modifications, hedge relationships and other transactions affected by reference rate reform if certain criteria are met. This ASU, which was effective upon issuance and may be applied through December 31, 2022, is applicable to all contracts and hedging relationships that reference the London Interbank Offered Rate or any other reference rate expected to be discontinued. We are currently evaluating the impact of reference rate reform and the potential application of this guidance.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on the Company's results of operations or financial position.

15. SUBSEQUENT EVENTS

On April 19, 2022, the Company closed on the sale of its company-owned and previously idled facility, Perry County Correctional Center in Uniontown, Alabama, to the Alabama Board of Pardons and Paroles for consideration of approximately $15 million.

Effective April 6, 2022, Delaware County, Pennsylvania took over the managed-only George W. Hill Correctional Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, the impact of COVID-19 on our business, the efficacy and distribution of COVID-19 vaccines, budgets, projected costs and plans and objectives of management for future operations, legal proceedings, our corporate structure and potential steps to address our future debt maturities are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

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

•	our ability to prevail in the en banc hearing by the Ninth Circuit Court of Appeals of our challenge to AB32 and similar litigation that is pending in the State of Washington;
•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers’ compensation and automobile liability claims;
•	our ability to fulfill our debt service obligations and its impact on our liquidity;
•	our ability to deleverage and repay, refinance or otherwise address our debt maturities in an amount or on the timeline we expect, or at all;
•	we are incurring significant indebtedness in connection with substantial ongoing capital expenditures. Capital expenditures for existing and future projects may materially strain our liquidity;
•	despite current indebtedness levels, we may still incur more indebtedness, which could further exacerbate the risks relating to our indebtedness;
•

the covenants in the indentures governing the Convertible Notes, the 6.00% Senior Notes due 2026, the 5.125% Senior Notes due 2023 and the 5.875% Senior Notes due 2024 and the covenants in our senior credit facility impose significant operating and financial restrictions which may adversely affect our ability to operate our business;

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

•	adverse publicity may negatively impact our ability to retain existing contracts and obtain new contracts;
•	we may incur significant start-up and operating costs on new contracts before receiving related revenues, which may impact our cash flows and may not be recouped;
•	failure to comply with extensive government regulation and applicable contractual requirements could have a material adverse effect on our business, financial condition or results of operations;
•	we may face community opposition to facility locations, which may adversely affect our ability to obtain new contracts;
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

•

we depend on a limited number of third parties to manufacture and supply quality infrastructure components for our electronic monitoring products. If our suppliers cannot provide the components or services we require in a timely manner and/or with such quality as we expect, our ability to market and sell our electronic monitoring products and services could be harmed;

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
•

other factors contained in our filings with the SEC, including, but not limited to, those detailed in the Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed with the SEC.

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

Introduction

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described above under “Forward-Looking Information”, those described below under "Part II - Item 1A. Risk Factors" and under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

We are a fully integrated real estate company specializing in the ownership, leasing and management of secure facilities, processing centers and reentry facilities and the provision of community-based services in the United States, Australia and South Africa. We own, lease and operate a broad range of secure facilities including maximum, medium and minimum-security facilities, processing centers, as well as community-based reentry facilities. We develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities. We provide innovative technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community based programs. We also provide secure transportation services domestically and in the United Kingdom through our joint venture GEOAmey PECS Ltd. (“GEOAmey”).

We operated as a real estate investment trust ("REIT") from January 1, 2013 through December 31, 2020. As a REIT, we provided services and conducted other business activities through taxable REIT subsidiaries ("TRSs"). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax rates and certain qualification requirements. Our use of TRSs permitted us to engage in certain business activities in which the REIT could not engage directly, so long as those activities were conducted in entities that elected to be treated as TRSs under the Internal Revenue Code of 1986, as amended (the “Code”), and enabled GEO to, among other things, provide correctional services at facilities that we own and at facilities owned by our government partners. A TRS is not subject to the distribution requirements applicable to REITs so it may retain income generated by its operations for reinvestment.

On December 2, 2021, we announced that our Board of Directors (the “Board”) unanimously approved a plan to terminate our REIT status and become a taxable C Corporation, effective for the year ended December 31, 2021. As a result, we are no longer required to operate under REIT rules, including the requirement to distribute at least 90% of REIT taxable income to our shareholders, which provides us with greater flexibility to use our free cash flow.  Effective January 1, 2021, we were subject to federal and state income taxes on our taxable income at applicable tax rates and are no longer entitled to a tax deduction for dividends paid. We operated as a REIT for the 2020 tax year, and existing REIT requirements and limitations, including those established by our organizational documents, remained in place until December 31, 2020. In connection with terminating our REIT status, the Board also voted unanimously to discontinue our quarterly dividend.

At March 31, 2022, our worldwide operations include the management and/or ownership of approximately 83,000 beds at 103 secure services and community based facilities, including idle facilities, and also include the provision of community supervision services for more than 300,000 individuals, including over 100,000 through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

We provide a diversified scope of services on behalf of our government agency partners:

•	our secure facility management services involve the provision of security, administrative, rehabilitation, education, and food services at secure services facilities;
•

our reentry services involve supervision of individuals in community-based programs and re-entry centers and the provision of temporary housing, programming, employment assistance and other services with the intention of the successful reintegration of residents into the community;

•	we provide comprehensive electronic monitoring and supervision services;
•	we develop new facilities, using our project development experience to design, construct and finance what we believe are state-of-the-art facilities;
•	we provide secure transportation services; and
•	our services are provided at facilities which we either own, lease or are owned by the government.

For the three months ended March 31, 2022 and 2021, we had consolidated revenues of $551.2 million and $576.4 million, respectively. We maintained an average company-wide facility occupancy rate of 85.2% including 72,951 active beds and excluding 10,406 idle beds which includes those being marketed to potential customers for the three months ended March 31, 2022, and 85.8% including 86,466 active beds and excluding 8,248 idle beds which includes those being marketed to potential customers for the three months ended March 31, 2021. Overall occupancy levels have been lower than prior periods due to the impact of the COVID-19 pandemic as well as the impacts of the Executive Order (as defined below).

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 28, 2022, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the year ended December 31, 2021.

Business Segments

We conduct our business through four reportable business segments: our U.S. Secure Services segment; our Electronic Monitoring and Supervision Services segment; our Reentry Services segment and our International Services segment. We have identified these four reportable segments to reflect our current view that we operate four distinct business lines, each of which constitutes a material part of our overall business. We have determined that our previously reportable business segment, Facility Construction and Design, no longer qualifies as a reportable segment as it no longer meets certain quantitative thresholds and has been aggregated with our International Services reportable business segment. In addition, we appointed a new Chief Executive Officer, the chief operating decision maker, during fiscal 2021. Based on changes to the way our chief operating decision maker views the business and financial results used to allocate resources to our electronic monitoring & supervision services operations, along with the growth of the business, we report the electronic monitoring and supervision services operation as a separate reportable segment. This new segment is presented as Electronic Monitoring and Supervision Services. Previously, the electronic monitoring and supervision services operations were included in our GEO Care reportable segment. In addition, the GEO Care reportable segment was renamed Reentry Services and includes services provided to adults for residential and non-residential treatment, educational and community-based programs, pre-release and half-way house programs. We have retroactively restated our segment presentation for the three months ended March 31, 2021 to reflect these changes.

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

Recent Developments

Executive Order

On January 26, 2021, President Biden signed an executive order directing the United States Attorney General not to renew Department of Justice (“DOJ”) contracts with privately operated criminal detention facilities, as consistent with applicable law. Two agencies of the DOJ, the Federal Bureau of Prisons (“BOP”) and the U.S. Marshals Service (“USMS”), utilize GEO’s support services. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts. As of March 31, 2022, GEO has one company-owned facility under direct contract with the BOP, which has a current contract option period that expires on September 30, 2022, and three company-owned/company-leased facilities under direct contracts with USMS, which have current contract option periods that expire between June 30, 2022 and September 30, 2023. These facilities combined represented approximately 8% of our revenues for the year ended December 31, 2021.

President Biden’s administration may implement additional executive orders or directives relating to federal criminal justice policies and/or immigration policies, which may impact the federal government’s use of public-private partnerships with respect to secure correctional and detention facilities and immigration processing centers, including with respect to our contracts, and/or may impact the budget and spending priorities of federal agencies, including the BOP, USMS, and U.S. Immigration and Customs Enforcement (“ICE”), which is an agency of the U.S. Department of Homeland Security.

COVID-19

We have been and are currently closely monitoring the impact of the COVID-19 pandemic and the efficacy and distribution of COVID-19 vaccines on all aspects of our business and geographies, including how it will impact those entrusted in our care and governmental partners. We did incur disruptions during the three months ended March 31, 2022 from the COVID-19 pandemic and are unable to predict the overall future impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. Refer to further discussion regarding the economic impacts of COVID-19 to our operations in the Outlook section below.

Contract Developments

Effective April 6, 2022, Delaware County, Pennsylvania took over management of the managed-only George W. Hill Correctional Facility. The George W. Hill Correctional Facility generated approximately $47 million in annualized revenue for GEO.

Idle Facilities

We are currently marketing approximately 10,400 vacant beds at nine of our idle facilities to potential customers. The carrying values of these idle facilities totaled $272.4 million as of March 31, 2022, excluding equipment and other assets that can be easily transferred for use at other facilities. Refer to Note 11 – Commitments, Contingencies and Other Matters included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information.

Critical Accounting Policies and Estimates

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2022, we did not experience any material changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of First Quarter 2022 and First Quarter 2021

Revenues

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$351,245	63.7%	$387,011	67.1%	$(35,766)	(9.2)%
Electronic Monitoring and Supervision Services	87,921	16.0%	60,378	10.5%	27,543	45.6%
Reentry Services	61,431	11.1%	75,104	13.0%	(13,673)	(18.2)%
International Services	50,588	9.2%	53,884	9.3%	(3,296)	(6.1)%
Total	$551,185	100.0%	$576,377	100.0%	$(25,192)	(4.4)%

U.S. Secure Services

Revenues decreased by $35.8 million in First Quarter 2022 compared to First Quarter 2021 primarily due to aggregate decreases of $54.6 million due to the ramp-down/deactivations of our company-owned D. Ray James, Rivers, Big Springs, Flightline and Great Plains Correctional Facilities, our Queens Detention Facility, our managed-only Bay and Graceville Correctional Rehabilitation Facilities, as well as our managed-only George W. Hill Correctional Facility. These decreases were partially offset by aggregate net increases of $5.4 million resulting from the contract activation and ramp up at our company-owned Desert View Annex as well as our company-owned Eagle Pass Detention Center. In addition, we experienced aggregate net increases in rates and/or per diem amounts in connection with contract modifications, transportation services and increased occupancies at our USMS facilities of $13.4 million.

The number of compensated mandays in U.S. Secure Services facilities was approximately 4.5 million in First Quarter 2022 and 5.4 million in First Quarter 2021. We experienced an aggregate net decrease of approximately 900,000 mandays as a result of contract terminations, partially offset by contract activations discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Secure Services facilities was 89.4% of capacity in each of First Quarter 2022 and First Quarter 2021, excluding idle facilities.

Electronic Monitoring and Supervision Services

Revenues increased by $27.5 million in First Quarter 2022 compared to First Quarter 2021 primarily due to average increases in client and participant counts.

Reentry Services

Revenues decreased by $13.7 million primarily due to a decrease of $17.1 million as a result of the sale of our youth business which was effective July 1, 2021. This decrease was partially offset by increases of $2.8 million due to new/reactivated contracts and programs including the activation of our company-owned Tampa Residential Reentry Center in Tampa, Florida in September 2021. Also partially offsetting the decrease was a net aggregate increase of $0.6 million related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals.

International Services

Revenues for International Services decreased by $3.3 million in First Quarter 2022 compared to First Quarter 2021 primarily due to foreign exchange rate fluctuations of $3.1 million. We also experienced a decrease of $2.3 million due to the transition of our management contract for the Dungavel House Immigration Removal Centre in the United Kingdom to the government effective September 30, 2021. These decreases were partially offset by aggregate net increases of $2.1 million primarily due to population increases at our Australian subsidiary facilities.

Operating Expenses

	2022	% of Segment Revenues	2021	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$254,321	72.4%	$294,827	76.2%	$(40,506)	(13.7)%
Electronic Monitoring and Supervision Services	41,444	47.1%	26,953	44.6%	14,491	53.8%
Reentry Services	45,773	74.5%	60,238	80.2%	(14,465)	(24.0)%
International Services	43,623	86.2%	46,133	85.6%	(2,510)	(5.4)%
Total	$385,161	69.9%	$428,151	74.3%	$(42,990)	(10.0)%

U.S. Secure Services

Operating expenses for U.S. Secure Services decreased by $40.5 million in First Quarter 2022 compared to First Quarter 2021 primarily due to decreases of $39.0 million related to the ramp-down/deactivations of our company-owned D. Ray James, Rivers, Big Springs, Flightline and Great Plains Correctional Facilities, Queens Detention Facility, as well as our managed-only Bay and Graceville Correctional Rehabilitation Facilities. We also experienced a net decrease of $8.3 million related to certain indirect expenses primarily related to actuarial insurance expense adjustment for general liability and employee medical. Partially offsetting these decreases were aggregate net increases of $2.7 million related to increases in rates and/or per diem amounts in connection with contract modifications, transportation services and increased occupancies at our USMS facilities and the variable costs associated with those services. Also partially offsetting these decreases were increases of $4.1 million resulting from the activation and ramp up of our company-owned Desert View Annex as well as our company-owned Eagle Pass Detention Center.

Electronic Monitoring and Supervision Services

Operating expenses increased by $14.5 million in First Quarter 2022 compared to First Quarter 2021 primarily due to increases in variable costs related to average increases in client and participant counts.

Reentry Services

Operating expenses for Reentry Services decreased by $14.5 million during First Quarter 2022 compared to First Quarter 2021 primarily due to a decrease of $15.7 million as a result of the sale of our youth business which was effective July 1, 2021. This decrease was offset by a net increase of $1.2 million primarily due to new/reactivated contracts and programs including the activation of our company-owned Tampa Residential Reentry Center in Tampa, Florida in September 2021.

International Services

Operating expenses for International Services decreased by $2.5 million in First Quarter 2022 compared to First Quarter 2021 primarily due to foreign exchange rate fluctuations of $2.6 million. We also experienced a decrease of $1.9 million due to the transition of our management contract for the Dungavel House Immigration Removal Centre in the United Kingdom to the government effective September 30, 2021. These decreases were partially offset by aggregate net increases of $2.0 million primarily due to population increases at our Australian subsidiary facilities.

Depreciation and Amortization

	2022	% of Segment Revenue	2021	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$22,843	6.5%	$20,719	5.4%	$2,124	10.3%
Electronic Monitoring and Supervision Services	7,557	8.6%	7,948	13.2%	(391)	(4.9)%
Reentry Services	5,027	5.7%	4,884	8.1%	143	2.9%
International Services	511	0.8%	566	0.8%	(55)	(9.7)%
Total	$35,938	6.5%	$34,117	5.9%	$1,821	5.3%

U.S. Secure Services

U.S. Secure Services depreciation and amortization expense increased in First Quarter 2022 compared to First Quarter 2021 primarily due to an acceleration of certain intangible asset amortization related to the loss of our managed-only contract for the George W. Hill Correctional Facility at the end of First Quarter 2022.

Electronic Monitoring and Supervision Services

Electronic Monitoring and Supervision Services depreciation and amortization expense decreased in First Quarter 2022 compared to First Quarter 2021 primarily due to certain assets becoming fully depreciated and/or amortized.

Reentry Services

Reentry Services depreciation and amortization increased in First Quarter 2022 compared to First Quarter 2021 primarily due to renovations at certain of our company-owned centers, including at our newly activated company-owned Tampa Residential Reentry Center in Tampa, Florida.

International Services

Depreciation and amortization expense decreased slightly in First Quarter 2022 compared to First Quarter 2021 primarily due to foreign exchange rate fluctuations.

Other Unallocated Operating Expenses

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$48,560	8.8%	$48,479	8.4%	$81	0.2%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses remained relatively consistent in First Quarter 2022 compared to First Quarter 2021.

Non-Operating Expenses

Interest Income and Interest Expense

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$5,628	1.0%	$6,202	1.1%	$(574)	(9.3)%
Interest Expense	$31,621	5.7%	$31,844	5.5%	$(223)	(0.7)%

Interest income decreased in First Quarter 2022 compared to First Quarter 2021 primarily due to the effect of foreign exchange rate fluctuations.

Interest expense decreased slightly in First Quarter 2022 compared to First Quarter 2021 primarily due to reductions in higher interest rate debt balances in connection with our debt repurchase program. In First Quarter 2021, we repurchased $3.0 million of our 5.125% Senior Notes due 2023 and $17.2 million of our 5.875% Senior Notes due 2024.

Gain on Extinguishment of Debt

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Gain on Extinguishment of Debt	$—	(—)%	$3,038	0.3%	$(3,038)	100.0%

During the three months ended March 31, 2021, we repurchased $3.0 million in aggregate principal amount of our 5.125% Senior Notes due 2023 at a weighted average price of 89.38% for a total cost of $2.7 million. Additionally, we repurchased $17.2 million in aggregate principal amount of our 5.875% Senior Notes due 2024 at a weighted average price of 79.51% for a total cost of $13.7 million. As a result of these repurchases, we recognized a net gain on extinguishment of debt of $3.0 million, net of the write-off of associated unamortized deferred loan costs. There were no debt repurchases during the three months ended March 31, 2022.

Refer to Note 10- Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Loss (Gain) on Dispositions of Real Estate

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss (Gain) on Dispositions of Real Estate	$627	0.1%	$(13,329)	(2.3)%	$13,956	(104.7)%

We experienced a loss on the dispositions of real estate in First Quarter 2022 primarily due to the sale of our company-owned Alle Kiski facility as well as storm damage incurred at one of our other leased facilities. The gain on dispositions of real estate in First Quarter 2021 was primarily due to the sale of our interest in Talbot Hall, located in New Jersey.

Income Tax Provision

	2022	Effective Rate	2021	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$17,962	32.7%	$7,936	14.1%	$10,026	126.3%

The provision for income taxes and our effective tax rate during First Quarter 2022 increased compared to First Quarter 2021 principally due to the Company electing to terminate its REIT status at the end of 2021 and becoming a taxable C corporation. In First Quarter 2022, there was a $1.9 million net discrete tax expense, inclusive of a $1.9 million net discrete tax expense related to stock compensation that vested during the quarter. In contrast, in First Quarter 2021, there was a $1.3 million net discrete tax expense, inclusive of a $2.2 million net discrete tax expense related to stock compensation that vested during that quarter. We estimate our 2022 annual effective tax rate to be in the range of approximately 28% to 30%, exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$1,235	0.2%	$2,064	0.4%	$(829)	(40.2)%

Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates decreased during First Quarter 2022 compared to First Quarter 2021 primarily due to less favorable performance by GEOAmey.

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

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing active capital projects will be approximately $16.1 million of which $5.7 million was spent through March 31, 2022. We estimate that the remaining capital requirements related to these capital projects will be $10.4 million which will be spent through the remainder of 2022.

We plan to fund all of our capital needs, including capital expenditures, from cash on hand, cash from operations, borrowings under our Credit Facility and any other financings which our management and Board, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under our $900.0 million Revolver. Our management believes that our financial resources and sources of liquidity will allow us to manage the continued impact of COVID-19 on our business, financial condition, results of operations and cash flows. For the full-year 2022, we have reduced our planned capital spending by deferring capital expenditure projects where possible and closely managing our working capital. We previously completed our annual budgeting process and have identified cost savings at the corporate and facility level. Additionally, we may from time to time pursue transactions to deleverage our balance sheet and reduce our funded recourse debt, including our nearer term maturities consisting of our 5.125% Senior Notes due 2023, our 5.875% Senior Notes due 2024 and our Credit Facility, which transactions may include, subject to market conditions, capital markets transactions, repurchases, redemptions, exchanges or other refinancing of our existing debt, the potential sale of additional assets and businesses and/or other strategic transactions. Our management believes that cash on hand, cash flows from operations and availability under our Credit Facility will be adequate to support our capital requirements for 2022 as disclosed under “Capital Requirements” above. The challenges posed by COVID-19, as well as the current political environment, generally and on our business are continuing to evolve. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to the Executive Order and COVID-19.

Liquidity and Capital Resources

Indebtedness

6.50% Exchangeable Notes due 2026

On February 24, 2021, our wholly-owned subsidiary, GEO Corrections Holdings, Inc. (“GEOCH”), completed a private offering of $230 million aggregate principal amount of 6.50% Exchangeable Notes due 2026 (the “Convertible Notes”), which included the full exercise of the initial purchasers’ over-allotment option to purchase an additional $30 million aggregate principal amount of Convertible Notes. The Convertible Notes will mature on February 23, 2026, unless earlier repurchased or exchanged. The Convertible Notes bear interest at the rate of 6.50% per year plus an additional amount based on the dividends paid by GEO on its common stock. Interest on the notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021.

Subject to certain restrictions on share ownership and transfer, holders may exchange the notes at their option prior to the close of business on the business day immediately preceding November 25, 2025, but only under the following circumstances: (1) during the five consecutive business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the exchange rate for the notes on each such trading day; or (2) upon the occurrence of certain specified corporate events. On or after November 25, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, holders may exchange their notes at any time, regardless of the foregoing circumstances. Upon exchange of a note, we will pay or deliver, as the case may be, cash or a combination of cash and shares of our common stock. As of March 31, 2022, conditions had not been met to exchange the notes.

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

A syndicate of approximately 65 lenders participate in our Credit Agreement, six of which have indicated that they do not intend to provide new financing to GEO but will honor their existing obligations. Refer to Item 1A - Risk Factors included in Part I of the Annual Report on Form 10-K for further discussion. The banks that have withdrawn participation remain contractually committed for approximately two years. Additionally, these six banks represent 54% of the lending commitments under the revolver component of our senior credit facility. We are in frequent communication with potential new lenders as well as the credit rating agencies. In March 2021, Moody’s Investors Service downgraded GEO’s issuer rating to B2 and in May 2021, Standard & Poor’s S&P Global downgraded GEO’s issuer rating to CCC+.

As of March 31, 2022, we had approximately $760.0 million in aggregate borrowings outstanding under our term loan, approximately $786.5 million in borrowings under our revolver, and approximately $96.8 million in letters of credit which left approximately $16.7 million in additional borrowing capacity under the revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of March 31, 2022 was 2.70%.

In 2020 and 2021, we elected to draw down significant amounts in borrowings under the revolver component of our credit facility as a conservative precautionary step to preserve liquidity, maintain financial flexibility, and obtain additional funds for general corporate purposes.

Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

As previously reported, beginning in November 2021, we engaged in confidential discussions with (i) certain members of an ad hoc group of holders (the “Noteholder Group”) of our 5.125% Senior Notes due 2023, 5.875% Senior Notes due 2024, and 6.00% Senior Notes due 2026 (such notes, collectively, the “Senior Notes”), (ii) certain members of an ad hoc group of term lenders (the “Term Lender Group”) under our Third Amended and Restated Credit Agreement, dated as of March 23, 2017 (as subsequently amended, the “Credit Agreement” and the term loans made thereunder, the “Term Loans”), and (iii) the administrative agent (the “Agent”) and certain lenders that have provided revolving credit loans and commitments under the Credit Agreement (such lenders, the “RCF Lenders” and such loans, the “RCF Loans”) concerning a potential refinancing, exchange, recapitalization, or other transaction or series of transactions to reduce our funded recourse debt and address our nearer term maturities (a “Potential Transaction”). We undertook these discussions on a confidential basis pursuant to non-disclosure agreements with the applicable members of the Noteholder Group and the Term Lender Group, and, in the case of the Agent and the RCF Lenders, the confidentiality provisions of the Credit Agreement.

As of January 5, 2022, the expiration date of its non-disclosure agreements with the Noteholder Group and the Term Lender Group, we had not reached agreement with respect to the material terms of a Potential Transaction. On January 6, 2022, in accordance with the terms of such non-disclosure agreements, we filed a Current Report on Form 8-K disclosing certain information provided to the Noteholder Group and the Term Lender Group on a confidential basis in connection with the above-referenced discussions, as well as a summary of the most recent proposal for a Potential Transaction delivered by each of the Company, the Noteholder Group, and the Term Lender Group prior to January 5, 2022 (the “First Refinancing Status Disclosure”).

Negotiations concerning a Potential Transaction continued after the First Refinancing Status Disclosure. On March 14, 2022, following discussions among the Company, the Agent, and the professional advisors to the Term Lender Group and the Noteholder Group, we executed new non-disclosure agreements with members of the Term Lender Group and the Noteholder Group, with the objective of finalizing an agreement in principle with respect to a Potential Transaction.

Despite achieving consensus on various material terms of a Potential Transaction, the Company and these creditor groups did not reach a final definitive agreement by May 2, 2022, the expiration date (as previously extended) of the above-referenced new non-disclosure agreements. On May 2, 2022, in accordance with the terms of such non-disclosure agreements, we filed a Current Report on Form 8-K disclosing a summary of the material terms of the most recent proposal for a Potential Transaction delivered by each of the Company, the Noteholder Group, and the Term Lender Group (the "Potential Transaction Information").

As evidenced by the Potential Transaction Information, we believe that we have made meaningful progress with the creditor groups since the First Refinancing Status Disclosure. While there can be no assurances that a Potential Transaction will be completed, and subject to the risk that market and/or credit conditions can change at any time, we believe a Potential Transaction can be completed on terms satisfactory to us. We plan to actively continue negotiations with the creditor groups concerning a Potential Transaction and, to facilitate such ongoing discussions, we expect to enter into new non-disclosure agreements with certain members of the Term Lender Group and the Noteholder Group.

In addition, we plan to continue to actively examine other options to address our funded recourse debt and our nearer term maturities, including, but not limited to, capital markets transactions, repurchases, redemptions exchanges, refinancings, repayments of existing indebtedness, and/or potential sales of Company-owned assets, if opportunities to do so are available on acceptable terms.

Australia - Ravenhall

In connection with a design and build project agreement with the State of Victoria, in September 2014, we entered into a syndicated facility agreement (the "Construction Facility") to provide debt financing for construction of the project. The Construction Facility provided for non-recourse funding up to AUD 791.0 million, or approximately $592.6 million, based on exchange rates as of March 31, 2022. In accordance with the terms of the contract, upon completion and commercial acceptance of the project in late 2017, the State of Victoria made a lump sum payment of AUD310 million, or approximately $232.2 million, based on exchange rates as of March 31, 2022. The term of the Construction Facility was through September 2020 and bore interest at a variable rate quoted by certain Australian banks plus 200 basis points. On May 22, 2019, we completed an offering of AUD 461.6 million, or $345.8 million, based on exchange rates as of March 31, 2022, aggregate principal amount of the Non-Recourse Notes. The amortizing Non-Recourse Notes were issued by Ravenhall Finance Co Pty Limited in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Non-Recourse Notes were issued with a coupon and yield to maturity of 4.23% with a maturity date of March 31, 2042. The net proceeds from this offering were used to refinance the outstanding Construction Facility and to pay all related fees, costs and expenses associated with the transaction.

Other

In August 2020, we entered into two identical promissory notes in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the promissory notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. We have entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at March 31, 2022 is $0.6 million of deferred loan costs incurred in the transaction. Refer to Note 9 - Derivative Financial Instruments and Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

In addition to the debt outstanding under the Credit Facility, the Convertible Notes, the 6.00% Senior Notes due 2026, the 5.125% Senior Notes due 2023, and the 5.875% Senior Notes due 2024, we also have significant debt obligations which, although these obligations are non-recourse to us, require cash expenditures for debt service. Our significant debt obligations could have material consequences. See “Risk Factors-Risks Related to Our High Level of Indebtedness” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. We are exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. We also have guaranteed certain obligations for certain of our international subsidiaries. These non-recourse obligations, commitments and contingencies and guarantees are further discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Debt Repurchases

On August 16, 2019, our Board authorized us to repurchase and/or retire a portion of our 6.00% Senior Notes due 2026, the 5.875% Senior Notes due 2024, the 5.125% Senior Notes due 2023 and the 5.875% Senior Notes due 2022 (collectively the "GEO Senior

Notes") and our term loan under our Amended Credit Agreement through cash purchases, in open market purchases, privately negotiated transactions, or otherwise, up to an aggregate maximum of $100.0 million, subject to certain limitations through December 31, 2020. During the First Quarter 2021, the 5.875% Senior Notes due 2022 were redeemed in connection with the offering of the Convertible Notes discussed above. On February 11, 2021, our Board authorized a new repurchase program for repurchases/retirements of part of the above referenced GEO Senior Notes and term loan, subject to certain limitations up to an aggregate maximum of $100.0 million through December 31, 2022.

During the three months ended March 31, 2021, we repurchased $3.0 million in aggregate principal amount of our 5.125% Senior Notes due 2023 at a weighted average price of 89.38% for a total cost of $2.7 million. Additionally, we repurchased $17.2 million in aggregate principal amount of our 5.875% Senior Notes due 2024 at a weighted average price of 79.51% for a total cost of $13.7 million. As a result of these repurchases, we recognized a net gain on extinguishment of debt of $3.0 million, net of the write-off of associated unamortized deferred loan costs. There were no debt repurchases during the three months ended March 31, 2022.

We consider opportunities for future business and/or asset acquisitions or dispositions as we deem appropriate when market conditions present opportunities. If we are successful in our pursuit of any new projects, our cash on hand, cash flows from operations and borrowings under the existing Credit Facility may not provide sufficient liquidity to meet our capital needs and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. Additionally, the magnitude, severity and duration of the COVID-19 pandemic may negatively impact the availability of opportunities for future business and/or asset acquisitions or asset dispositions and market conditions generally. In the future, our access to capital and ability to compete for future capital intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the 5.125% Senior Notes due 2023, the indenture governing the 5.875% Senior Notes due 2024, the indenture governing the 6.00% Senior Notes due 2026, the indenture governing our Convertible Notes and our Credit Agreement. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse effect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we were in compliance with our debt covenants as of March 31, 2022 and we expect to continue to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

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

Guarantor Financial Information

GEO’s Convertible Notes, 6.00% Senior Notes due 2026, 5.125% Senior Notes due 2023 and the 5.875% Senior Notes due 2024 are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of our wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”).

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

Summarized statement of operations (in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net operating revenues	$496,629	$519,831
Income from operations	69,049	56,070
Net income	27,051	40,052
Net income attributable to The GEO Group, Inc.	27,051	40,052

Summarized balance sheets (in thousands):

	March 31, 2022	December 31, 2021
Current assets	$841,280	$707,457
Noncurrent assets (a)	3,084,949	3,115,622
Current liabilities	333,010	314,233
Noncurrent liabilities (b)	2,808,928	2,820,252

(a)	Includes amounts due from non-guarantor subsidiaries of $19.9 million and $22.5 million as of March 31, 2022 and December 31, 2021, respectively.

(b)	Includes amounts due to non-guarantor subsidiaries of $16.0 million and $14.8 million as of March 31, 2022 and December 31, 2021, respectively.

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

Cash Flow

Cash, cash equivalents and restricted cash and cash equivalents as of March 31, 2022 was $648.6 million, compared to $320.7 million as of March 31, 2021.

Operating Activities

Cash provided by operating activities amounted to $122.0 million for the three months ended March 31, 2022 versus cash provided by operating activities of $124.9 million for the three months ended March 31, 2021. Cash provided by operating activities during the three months ended March 31, 2022 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, discount and/or premium and other non-cash interest, dividends received from unconsolidated joint ventures and stock-based compensation expense. Equity in earnings of affiliates, net of tax, negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by $22.4 million, representing a positive impact on cash. The decrease was primarily driven by the favorable timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $14.3 million which positively impacted cash. The increase was primarily driven by the timing of payments. Additionally, cash provided by operating activities for the three months ended March 31, 2022 was positively impacted by a decrease in changes in contract receivable related to our correctional facility in Ravenhall, Australia of $1.6 million which was a result of the timing of interest accruals and payments received towards the contract receivable.

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

Investing Activities

Cash used in investing activities of $17.8 million during the three months ended March 31, 2022 was primarily the result of capital expenditures of $13.8 million and changes in restricted investments of $4.1 million. Cash used in investing activities of $13.3 million during the three months ended March 31, 2021 was primarily the result of capital expenditures of $27.3 million partially offset by proceeds from sales of real estate of $15.7 million.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2022 was approximately $6.5 million compared to cash used in financing activities of $102.1 million during the three months ended March 31, 2021. Cash used in financing activities during the three months ended March 31, 2022 was primarily the result of payments on long-term debt of $2.9 million and payments on non-recourse debt of $2.3 million. Cash used in financing activities during the three months ended March 31, 2021 was primarily the result of dividends paid of $30.5 million, payments on long-term debt of $298.5 million, payments on non-recourse debt of $1.8 million and debt issuance costs of $9.6 million. These decreases were partially offset by proceeds from long-term debt of $240.0 million.

Non-GAAP Measures

Adjusted Funds from Operations ("AFFO") is a widely accepted supplemental non-GAAP measure utilized to evaluate the operating performance of real estate companies. We define AFFO as net income attributable to GEO adjusted by adding non-cash expenses such as depreciation and amortization, stock-based compensation expense, the amortization of debt issuance costs, discount and/or premium and other non-cash interest, gain/loss on real estate assets, pre-tax, and by subtracting facility maintenance capital expenditures and other non-cash revenue and expenses. From time to time, AFFO is also adjusted for certain items which by their nature are not comparable from period to period or that tend to obscure our actual operating performance, including for the periods presented gain on the extinguishment of debt, pre-tax, and tax effect of adjustments to net income attributable to GEO.

Because of the unique design, structure and use of our secure facilities, processing centers and reentry centers, we believe that assessing the performance of our secure facilities, processing centers and reentry centers without the impact of depreciation or amortization is useful and meaningful to investors.

Our assessment of our operations is focused on long-term sustainability. The adjustments we make to derive the non-GAAP measures of AFFO exclude items which may cause short-term fluctuations in net income attributable to GEO but have no impact on our cash flows, or we do not consider them to be fundamental attributes, or the primary drivers of our business plan and they do not affect our overall long-term operating performance. We may make adjustments to AFFO from time to time for certain other income and expenses that do not reflect a necessary component of our operational performance on the basis discussed above, even though such items may require cash settlement. Because AFFO excludes depreciation and amortization unique to real estate as well as non-operational items and certain other charges that are highly variable from year to year, they provide our investors with performance measures that reflect the impact to operations from trends in occupancy rates, per diem rates, operating costs and interest costs, providing a perspective not immediately apparent from net income attributable to GEO.

We believe the presentation of AFFO provides useful information to investors as they provide an indication of our ability to fund capital expenditures and expand our business. AFFO provides disclosure on the same basis as that used by our management and provide consistency in our financial reporting, facilitate internal and external comparisons of our historical operating performance and our business units and provide continuity to investors for comparability purposes. Additionally, AFFO is a widely recognized measure in our industry as a real estate company.

Our reconciliation of net income attributable to The GEO Group, Inc. to AFFO for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Net income attributable to The GEO Group, Inc.	$38,219	$50,544
Add (Subtract):
Depreciation and amortization	35,938	34,117
Consolidated maintenance capital expenditures	(4,728)	(2,667)
Stock-based compensation expense	6,313	7,402
Other non-cash revenue & expenses	—	(1,102)
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	1,848	1,683
Loss (gain) on real estate assets	627	(13,329)
Other Adjustments
Add (Subtract):
Gain on extinguishment of debt, pre-tax	—	(3,038)
Tax effect of adjustments to Net Income Attributable to GEO *	(158)	(92)
Adjusted Funds from Operations	$78,059	$73,518

*	Tax effect of adjustments relate to loss (gain) on real estate assets and gain on extinguishment of debt.

Outlook

The following discussion contains statements that are not limited to historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statements. Please refer to “Part I - Item 1A. Risk Factors” and the "Forward Looking Statements - Safe Harbor" sections in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.

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

GEO’s COVID-19 mitigation initiatives have included:

Guidance

•	We issued guidance to all our facilities, consistent with the guidance issued for correctional and detention facilities by the Centers for Disease Control and Prevention (“CDC”).

Testing

•	We increased testing capabilities at our secure services facilities and entered into contracts with multiple commercial labs to provide adequate testing supplies and services.
•	We invested approximately $2 million to acquire 45 Abbott Rapid COVID-19 ID NOW devices and testing kits capable of diagnosing not only COVID-19, but Influenza and Strep Throat.
•	As of the end of December 2021, we had administered approximately 206,000 COVID-19 tests to those in our care at our U.S. Secure Services facilities.

Bi-Polar Ionization

•	We invested $3.7 million to install Bi-Polar Ionization Air Purification Systems at select secure services facilities to reduce the spread of airborne bacteria and viruses.

Facemasks and Personal Hygiene Products

•	We have provided continuing access to facemasks to all inmates and detainees, with a minimum of three facemasks per week or more often upon request.
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

•

As of the end of December 2021, GEO has worked with our government agency partners and State and Local Health Departments to administer vaccinations to more than 48,000 individuals in our Secure Services facilities.

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

On January 26, 2021, President Biden signed an executive order directing the United States Attorney General not to renew DOJ contracts with privately operated criminal detention facilities, as consistent with applicable law. Two agencies of the DOJ, the BOP and the USMS, utilize GEO’s support services. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts. As of March 31, 2022, GEO has one company-owned facility under direct contract with the BOP, which has a current contract option period that expires on September 30, 2022, and three company-owned/company-leased facilities under direct contracts with USMS, which have current contract option periods that expire between June 30, 2022 and September 30, 2023. These facilities combined represented approximately 8% of our revenues for the year ended December 31, 2021.

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

California enacted legislation that became effective on January 1, 2020 aimed at phasing out public-private partnership contracts for the operation of secure correctional facilities and detention facilities within California and facilities outside of the State of California housing State of California inmates. Currently, we have four public-private partnership contracts in place with ICE relating to secure services facilities located in California. These facilities generated approximately $160 million in combined annual revenues during the year ended December 31, 2021, and their contracts do not expire until December of 2034. GEO and the DOJ have filed separate legal actions challenging the constitutionality of the attempted ban on new federal contracts entered into after the effective date of the California law. On October 5, 2021, the Ninth Circuit Court of Appeals reversed a prior U.S. District Court decision dismissing the requests by GEO and the United States for declaratory and injunctive relief and ruled that AB32 conflicts with federal law in violation of the Supremacy Clause of the U.S. Constitution and discriminates against the federal government in violation of the intergovernmental immunity doctrine. On April 26, 2022, the Ninth Circuit granted California’s petition for an en banc hearing and vacated the previous panel’s opinion. En banc arguments will take place the week of June 21, 2022, in Pasadena, California.

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

Effective April 6, 2022, Delaware County, Pennsylvania took over management of the managed-only George W. Hill Correctional Facility. The George W. Hill Correctional Facility generated approximately $47 million in annualized revenue for GEO.

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

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related taxes represented 61.2% and 59.8% of our operating expenses during the three months ended March 31, 2022 and 2021, respectively. Additional significant operating expenses include food, utilities and medical costs. During the three months ended March 31, 2022 and 2021, operating expenses totaled 69.9% and 74.3%, respectively, of our consolidated revenues. We expect our operating expenses as a percentage of revenues in 2022 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2022, we will incur carrying costs for facilities that are currently vacant.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During the three months ended March 31, 2022 and 2021, general and administrative expenses totaled 8.8% and 8.4%, respectively, of our consolidated revenues. We expect general and administrative expenses as a percentage of revenues in 2022 to remain consistent or decrease as a result of cost savings initiatives as well as less travel, marketing and other corporate administrative expenses primarily due to the impacts of the COVID-19 pandemic.

Idle Facilities

We are currently marketing approximately 10,400 vacant beds at six of our U.S. Secure Services and at three of our Reentry Services idle facilities to potential customers. The annual net carrying cost of our idle facilities in 2022 is estimated to be $21.8 million including depreciation expense of $12.3 million. As of March 31, 2022, these nine facilities had a combined net book value of $272.4 million. We currently do not have any firm commitment or agreement in place to activate the remaining facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. These idle facilities are included in the U.S. Secure Services and Reentry Services segments. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if the nine remaining idle facilities were to be activated using our U.S. Secure Services and Reentry Services average per diem rates in 2022 (calculated as the U.S. Secure Services and Reentry Services revenue divided by the number of U.S. Secure Services and Reentry Services mandays) and based on the average occupancy rate in our facilities through March 31, 2022, we would expect to receive incremental annualized revenue of approximately $260 million and an annualized increase in earnings per share of approximately $0.30 to $0.35 per share based on our average operating margins.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Credit Facility. Payments under the Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Credit Facility of approximately $1,546.5 million and approximately $96.8 million in outstanding letters of credit, as of March 31, 2022, for every one percent increase in the average interest rate applicable to the Credit Facility, our total annual interest expense would increase by approximately $16 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the Australian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of March 31, 2022, every 10 percent change in historical currency rates would have approximately a $9.9 million effect on our financial position and approximately a $0.8 million impact on our results of operations during the three months ended March 31, 2022.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting during the three months ended March 31, 2022.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

On July 1, 2021, a putative shareholder derivative complaint was filed in Palm Beach County, Florida’s Circuit Court against the Company, as well as its then Chief Executive Officer, Mr. Zoley, its Chief Financial Officer, Mr. Evans, Ms. Schlarb, its Senior Vice President and President of the GEO Care division, and current and former Company directors Richard H. Glanton, Anne N. Foreman, Christopher C. Wheeler, Julie M. Wood, Guido van Hauwermeiren, Scott M. Kernan, Jose Gordo, and Duane Helkowski (collectively, “Defendants”).  The complaint alleges breach of fiduciary duty and unjust enrichment claims against the individual Defendants relating to purported healthcare and quality of care deficiencies, an allegedly inadequate response to the COVID-19 pandemic, alleged forced labor by detainees, and alleged exposure to pending litigation, which purportedly led to damage to GEO.  On September 28, 2021, Defendants filed a motion to stay, or alternatively motion to dismiss the complaint.  On January 7, 2022, the Court entered an Agreed Order on Stay, staying this action until the resolution of the motion to dismiss and/or to strike pending in the federal purported shareholder class action lawsuit described above.

On November 12, 2021, a putative shareholder derivative complaint was filed in the U.S. District Court for the Southern District of Florida against the Company, as well as its then Chief Executive Officer, Mr. Zoley, its Chief Financial Officer, Mr. Evans, Ms. Schlarb, its Senior Vice President and President of the GEO Care division, David Venturella, its Senior Vice President, J. David Donahue, its former Senior Vice President and President, of the U.S. Secure Services division, and current and former Company directors Richard H. Glanton, Anne N. Foreman, Christopher C. Wheeler, Julie M. Wood, Guido van Hauwermeiren, Scott M. Kernan, Jose Gordo, and Duane Helkowski (collectively, “Defendants”). The complaint alleges that the individual Defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The complaint also alleges breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets against the individual Defendants relating to purported healthcare and quality of care deficiencies, an allegedly inadequate response to the COVID-19 pandemic, alleged forced labor by detainees, and alleged exposure to pending litigation, which purportedly led to damage to GEO. On January 14, 2022, the parties filed a joint motion to stay the action. On

January 18, 2022, the court entered an Order Granting Joint Motion to Stay and Administratively Closing Case, staying this action pending the resolution of the federal purported shareholder class action lawsuit described above

Former civil immigration detainees at the Aurora ICE Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the U.S. District Court for the District of Colorado. The complaint alleges that the Company was in violation of the Colorado Minimum Wages of Workers Act and the Federal Trafficking Victims Protection Act (“TVPA”). The plaintiff class claims that the Company was unjustly enriched because of the level of payment the detainees received for work performed at the facility, even though the voluntary work program as well as the wage rates and standards associated with the program that are at issue in the case are authorized by the Federal government under guidelines approved by the United States Congress. On July 6, 2015, the court found that detainees were not employees under the Colorado Minimum Wage Order and dismissed this claim. In February 2017, the court granted the plaintiff-class’ motion for class certification on the TVPA and unjust enrichment claims. The plaintiff class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the court may deem proper.

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

In California, a class-action lawsuit was filed on December 19, 2017 by immigration detainees against the Company in the U.S. District Court Eastern Division of the Central District of California. All three lawsuits allege violations of the respective state’s minimum wage laws. However, the California lawsuit, like the Colorado suit, also includes claims that the Company violated the TVPA and California's equivalent state statute. The California court certified a nationwide class which would allow the plaintiffs to primarily seek injunctive relief or policy changes at a number of facilities if they are successful on the merits of their claims. On August 9, 2021, the California court conducted a hearing on Defendant’s Motion for Summary Judgment and Motion to Decertify Class, as well as Plaintiffs’ Motion for Partial Summary Judgment. The Motion to Decertify Class was granted. The Plaintiffs’ and Defendant’s Motion for Summary Judgment are pending. On March 31, 2022, Judge Bernal entered a stay of the California case until the Ninth Circuit rules on the Washington cases.

On July 2, 2019, the Company filed a Motion for Summary Judgment in the Washington Attorney General’s Tacoma lawsuit based on the Company’s position that its legal defenses prevent the case from proceeding to trial. The federal court in Washington denied the Company's Motion for Summary Judgment on August 6, 2019. However, on August 20, 2019, the DOJ filed a Statement of Interest, which asked the Washington court to revisit its prior denial of the Company's intergovernmental immunity defense in the case. While the Washington court ultimately elected not to dismiss the case at the time, its order declared that the Company's intergovernmental immunity defense was legally viable, to be ultimately determined at trial. After putting the lawsuits on “standby” for most of 2020 due to the COVID-19 pandemic, the trial court entered an order setting both suits for an estimated three-week trial beginning June 1, 2021. The court ordered a remote trial, but with the possibility of in-person proceedings. The order noted the Company’s exception to the remote trial setting. The Company filed a motion for reconsideration of the judge’s order setting a remote trial on April 8, 2021, requesting that the trial date be moved from June 1, 2021 to the earliest possible date after July 1, 2021, when the State of Washington plans to allow in-person trials to resume. On April 9, 2021, the Washington court denied the motion for reconsideration for an in-person trial, ruling that a “hybrid” trial, with some parts being conducted in-person with COVID-19 precautions, would begin on June 1, 2021. On June 1, 2021, the remote Zoom trial began. On June 17, 2021, the trial judge declared a mistrial when the jury was unable to reach a unanimous verdict. The in-person jury re-trial began on October 12, 2021. In October 2021, an unfavorable jury verdict resulting in a combined $23.2 million judgment was entered against the Company in the retrial of two cases, State of Washington v. GEO Group and Nwauzor et. al. v. GEO Group (the “lawsuits”), in the U.S. District Court for the Western District of Washington, which judgement amounts were subsequently increased by a further award against the Company of attorney’s fees, costs and interest in the amount of $12.7 million. The trial court has waived the necessity to post a supersedeas bond for the combined judgments and has stayed enforcement of the verdict and judgments while GEO’s appeal to the U.S. Court of Appeals for the Ninth Circuit is pending.

GEO strongly disagrees with the verdict and judgments in the retrial of the lawsuits. GEO has raised several issues on appeal to the U.S. Court of Appeals for the Ninth Circuit, including the applicability of the state of Washington’s Minimum Wage Act to detainees who participate in the federally mandated Voluntary Work Program at the Northwest ICE Processing Center (the “Center”), and the affirmative defenses that GEO believes were wrongly dismissed in these cases. GEO looks forward to having those and other related issues heard on appeal based on GEO’s belief that the cases were wrongly decided. GEO intends to take all necessary steps to vigorously defend itself.

On December 30, 2019, the Company filed a lawsuit for declaratory and injunctive relief challenging California’s newly enacted law - Assembly Bill 32 (AB-32) - which bars the federal government from engaging the Company or any other government contractors to provide detention services for illegal immigrants. The Company currently has four public-private partnership contracts in place with ICE relating to secure services facilities located in California. These facilities generated approximately $160 million in combined annual revenues during the year ended December 31, 2021, and their contracts do not expire until December of 2034. The Company’s claims, as described in the lawsuit, are grounded in authoritative legal doctrine that under the Constitution’s Supremacy Clause, the federal government is free from regulation by any state. By prohibiting federal detention facilities in California, the suit argues AB-32 substantially interferes with the ability of USMS and ICE to carry out detention responsibilities for the federal government. Secondly, because AB-32 creates exceptions to the State of California when using the Company or any government contractors (to alleviate overcrowding), California’s statute unlawfully discriminates against the federal government. On December 31, 2019, GEO filed its motion for a preliminary injunction restraining California’s Governor and Attorney General from enforcing AB-32 against the Company’s detention facilities on behalf of USMS and ICE. On January 24, 2020, the United States filed a lawsuit challenging AB-32. The court heard motions for preliminary injunction from the Company and the United States on July 16, 2020. The court ordered the parties to submit supplemental briefing and indicated it would render an opinion sometime after the filing deadline of August 18, 2020. On July 20, 2020, the court consolidated both lawsuits. On October 8, 2020, the court issued an order granting, in part, and denying in part, the Company and the United States’ motions and California’s motion to dismiss. Among other findings, the court (1) dismissed the Company’s intergovernmental immunity claims as well as the United States’ preemption claims as applied to ICE facilities; (2) found that the Company and the United States were likely to succeed on the preemption claims as applied to U.S. Marshals’ facilities and enjoined enforcing AB-32 against those facilities; and (3) refused to enjoin California from enforcing AB-32 against ICE contracts with the Company and the United States. The Company and the United States appealed to the Ninth Circuit Court of Appeals. Oral argument was held on June 7, 2021. On October 5, 2021, the Ninth Circuit Court of Appeals reversed the lower court’s decision, holding that AB-32 conflicted with federal law and could not stand. On April 26, 2022, the Ninth Circuit granted California’s petition for an en banc hearing and vacated the previous panel’s opinion. En banc arguments will take place the week of June 21, 2022, in Pasadena, California.

On April 29, 2021, the Company filed a lawsuit for declaratory and injunctive relief challenging the State of Washington’s newly enacted law – House Bill 1090 (EHB 1090) – that purports to prohibit the United States from using detention facilities operated by private contractors to house detainees in the custody of U.S. Immigration and Customs Enforcement (“ICE”). The Court has entered a stay in this action pending the final resolution of the AB-32 appeal.

The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, the results of these claims or proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these claims or proceedings could have a material adverse effect on the Company's financial condition, results of operations or cash flows or could result in a material impairment of the Company’s assets. The Company's accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. The Company does not accrue for anticipated legal fees and costs but expenses those items as incurred.

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

ITEM 1A. RISK FACTORS.

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. We encourage you to read these risk factors in their entirety.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2022 to January 31, 2022	—	$—	—	$—
February 1, 2022 to February 28, 2022	—	$—	—	$—
March 1, 2022 to March 31, 2022	226,170	$5.73	—	$—
Total	226,170		—

(1)

We withheld 226,170 shares through net share settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees. These transactions were not made as part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

(A)	Exhibits

3.1 3.2 31.1

Amendment to the Third Amended and Restated Bylaws of The GEO Group, Inc., effective January 21, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on January 27, 2022).

Amendment to the Third Amended and Restated Bylaws of The GEO Group, Inc., effective February 14, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 18, 2022).

SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2022, has been formatted in Inline XBRL (included with the Exhibit 101 attachments).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date:	May 5, 2022	/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer
(duly authorized officer and principal financial officer)