Form 10-Q
period 2022-06-30
GEO GROUP INC
filed 2022-08-08
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 2, 2022, the registrant had 124,090,459 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2022 AND 2021

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues	$588,177	$565,419	$1,139,362	$1,141,796
Operating expenses	411,791	405,009	796,952	833,160
Depreciation and amortization	32,016	33,306	67,954	67,423
General and administrative expenses	49,296	54,688	97,856	103,167
Operating income	95,074	72,416	176,600	138,046
Interest income	5,562	5,985	11,190	12,187
Interest expense	(33,225)	(32,053)	(64,846)	(63,897)
Gain on extinguishment of debt	—	1,654	—	4,693
Gain (loss) on dispositions of real estate	3,680	(2,950)	3,053	10,379
Income before income taxes and equity in earnings of affiliates	71,091	45,052	125,997	101,408
Provision for income taxes	18,898	5,063	36,860	12,999
Equity in earnings of affiliates, net of income tax provision of $163, $291, $275 and $631 respectively	1,480	1,942	2,715	4,007
Net income	53,673	41,931	91,852	92,416
Net loss attributable to noncontrolling interests	54	28	94	88
Net income attributable to The GEO Group, Inc.	$53,727	$41,959	$91,946	$92,504

Weighted-average common shares outstanding:
Basic	121,119	120,426	120,918	120,225
Diluted	121,881	120,470	121,650	120,431
Net income per common share attributable to The GEO Group, Inc.:
Basic:
Net income per common share attributable to The GEO Group, Inc. - basic	$0.37	$0.29	$0.63	$0.71
Diluted:
Net income per common share attributable to The GEO Group, Inc. - diluted	$0.37	$0.29	$0.63	$0.70
Dividends declared per share	$—	$—	$—	$0.25

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2022 AND 2021

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income	$53,673	$41,931	$91,852	$92,416
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9,826)	(14)	(9,401)	(641)
Change in marketable securities, net of tax provision (benefit) of $94, $0, $202 and $0	(353)	—	(758)	—
Pension liability adjustment, net of tax provision of $23, $42, $45 and $83, respectively	85	155	170	311
Change in fair value of derivative instrument classified as cash flow hedge, net of tax (benefit) provision of $508, $(310), $1,163 and $474, respectively	1,910	(1,165)	4,374	1,782
Total other comprehensive income (loss), net of tax	(8,184)	(1,024)	(5,615)	1,452
Total comprehensive income	45,489	40,907	86,237	93,868
Comprehensive loss attributable to noncontrolling interests	31	30	86	93
Comprehensive income attributable to The GEO Group, Inc.	$45,520	$40,937	$86,323	$93,961

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2022 AND DECEMBER 31, 2021

(In thousands, except share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$587,861	$506,491
Restricted cash and cash equivalents	21,134	20,161
Accounts receivable, less allowance for doubtful accounts of $1,275 and $1,155, respectively	371,851	365,573
Contract receivable, current portion	7,246	6,507
Prepaid expenses and other current assets	35,321	45,176
Total current assets	1,023,413	943,908
Restricted Cash and Investments	81,392	76,158
Property and Equipment, Net	2,007,636	2,037,845
Assets Held for Sale	2,570	7,877
Contract Receivable	344,151	367,071
Operating Lease Right-of-Use Assets, Net	105,972	112,187
Goodwill	755,203	755,225
Intangible Assets, Net	154,978	166,124
Other Non-Current Assets	80,008	71,013
Total Assets	$4,555,323	$4,537,408
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$79,569	$64,073
Accrued payroll and related taxes	66,956	67,210
Accrued expenses and other current liabilities	196,916	200,712
Operating lease liabilities, current portion	28,125	28,279
Current portion of finance lease liabilities, long-term debt and non-recourse debt	17,639	18,568
Total current liabilities	389,205	378,842
Deferred Income Tax Liabilities	80,768	80,768
Other Non-Current Liabilities	77,936	87,073
Operating Lease Liabilities	83,522	89,917
Finance Lease Liabilities	1,632	1,977
Long-Term Debt	2,574,061	2,625,959
Non-Recourse Debt	278,367	297,856
Commitments, Contingencies and Other Matters (Note 11)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 187,500,000 shares authorized, 128,854,432 and 127,323,762 issued and 124,002,060 and 122,471,390 outstanding, respectively	1,289	1,273
Additional paid-in capital	1,284,867	1,276,213
Distributions in excess of earnings	(84,105)	(175,960)
Accumulated other comprehensive loss	(25,839)	(20,216)
Treasury stock, 4,852,372 shares, at cost, respectively	(105,099)	(105,099)
Total shareholders’ equity attributable to The GEO Group, Inc.	1,071,113	976,211
Noncontrolling interests	(1,281)	(1,195)
Total shareholders’ equity	1,069,832	975,016
Total Liabilities and Shareholders’ Equity	$4,555,323	$4,537,408

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE SIX MONTHS ENDED

JUNE 30, 2022 AND 2021

(In thousands)

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash Flow from Operating Activities:
Net income	$91,852	$92,416
Net loss attributable to noncontrolling interests	94	88
Net income attributable to The GEO Group, Inc.	91,946	92,504
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	67,954	67,423
Stock-based compensation	9,869	11,426
Gain on extinguishment of debt	—	(4,693)
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	3,755	3,586
Provision for doubtful accounts	76	—
Equity in earnings of affiliates, net of tax	(2,715)	(4,007)
Dividends received from unconsolidated joint ventures	2,441	4,185
Loss on sale/disposal of property and equipment, net	1,847	4,329
Gain on assets held for sale	(3,053)	—
Gain on disposition of real estate	—	(10,379)
Changes in assets and liabilities, net of effects of acquisitions:
Changes in accounts receivable, prepaid expenses and other assets	2,690	53,025
Changes in contract receivable	3,288	3,236
Changes in accounts payable, accrued expenses and other liabilities	(6,119)	(15,074)
Net cash provided by operating activities	171,979	205,561
Cash Flow from Investing Activities:
Insurance proceeds - damaged property	—	1,027
Proceeds from sale of property and equipment	37	3,295
Proceeds from sales of real estate	—	13,240
Proceeds from sale of assets held for sale	15,812	—
Change in restricted investments	895	(5,552)
Capital expenditures	(36,060)	(44,347)
Net cash used in investing activities	(19,316)	(32,337)
Cash Flow from Financing Activities:
Proceeds from long-term debt	—	435,000
Payments on long-term debt	(54,318)	(356,831)
Payments on non-recourse debt	(4,343)	(3,797)
Taxes paid related to net share settlements of equity awards	(1,302)	(2,002)
Proceeds from issuance of common stock in connection with ESPP	103	180
Debt issuance costs	—	(9,587)
Cash dividends paid	—	(30,487)
Net cash provided by (used in) financing activities	(59,860)	32,476
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(4,331)	(449)
Net Increase in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	88,472	205,251
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	548,322	311,853
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$636,794	$517,104
Supplemental Disclosures:
Non-cash Investing and Financing activities:
Right-of-use assets obtained from operating lease liabilities	$4,284	$4,230
Equipment obtained from finance lease liabilities	$—	$1,198
Dividends paid in treasury shares	$—	$153
Capital expenditures in accounts payable and accrued expenses	$6,429	$6,163

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) specializes in the ownership, leasing and management of secure facilities, processing centers and community reentry centers in the United States, Australia and South Africa. The Company owns, leases and operates a broad range of facilities including maximum, medium and minimum security facilities, processing centers, as well as community-based reentry facilities and offers an expanded delivery of rehabilitation services under its 'GEO Continuum of Care' platform. The 'GEO Continuum of Care' program integrates enhanced rehabilitative programs, which are evidence-based and include cognitive behavioral treatment and post-release services, and provides academic and vocational classes in life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for individuals as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). At June 30, 2022, the Company’s worldwide operations include the management and/or ownership of approximately 82,000 beds at 102 facilities, including idle facilities, and also include the provision of community supervision services for more than 400,000 individuals on average, including nearly 200,000 through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

On December 2, 2021, the Company announced that its board of directors (“Board”) unanimously approved a plan to terminate the Company's REIT status and become a taxable C Corporation, effective for the year ended December 31, 2021. As a result, the Company is no longer required to operate under REIT rules, including the requirement to distribute at least 90% of REIT taxable income to its shareholders, which provides the Company with greater flexibility to use its free cash flow. Effective January 1, 2021, the Company was subject to federal and state income taxes on its taxable income at applicable tax rates and was no longer entitled to a tax deduction for dividends paid. The Company operated as a REIT for the 2020 tax year, and existing REIT requirements and limitations, including those established by the Company’s organizational documents, remained in place until December 31, 2020. In connection with terminating the Company’s REIT status, the Board also voted unanimously to discontinue the Company's quarterly dividend in late 2021.

The Company's unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2022 for the year ended December 31, 2021. The accompanying December 31, 2021 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results for the entire year ending December 31, 2022, or for any other future interim or annual periods.

Risks and uncertainties

Executive Order

On January 26, 2021, President Biden signed an executive order directing the United States Attorney General not to renew Department of Justice (“DOJ”) contracts with privately operated criminal detention facilities, as consistent with applicable law. Two agencies of the DOJ, the Federal Bureau of Prisons (“BOP”) and the U.S. Marshals Service (“USMS”), utilize GEO’s support services. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts. As of June 30, 2022, GEO has three company-owned/company-leased facilities under direct contracts with USMS, which have current contract option periods that expire between February 28, 2023 and September 30, 2023.

COVID-19

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

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its various business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company's goodwill balances from January 1, 2022 to June 30, 2022 are as follows (in thousands):

	January 1, 2022	Foreign Currency Translation	June 30, 2022
U.S. Secure Services	$316,366	$—	$316,366
Electronic Monitoring and Supervision Services	289,570	—	289,570
Reentry Services	148,873	—	148,873
International Services	416	(22)	394
Total Goodwill	$755,225	$(22)	$755,203

The Company has also recorded other finite and indefinite-lived intangible assets as a result of its various business combinations. The Company's intangible assets include facility management contracts, covenants not to compete, trade names and technology, as follows (in thousands):

	June 30, 2022				December 31, 2021
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	16.3	$308,358	$(199,691)	$108,667	$308,369	$(189,163)	$119,206
Technology	7.3	33,700	(32,589)	1,111	33,700	(31,982)	1,718
Trade names	Indefinite	45,200	—	45,200	45,200	—	45,200
Total acquired intangible assets		$387,258	$(232,280)	$154,978	$387,269	$(221,145)	$166,124

Amortization expense was $11.1 million and $10.2 million for the six months ended June 30, 2022 and 2021, respectively. Amortization expense was primarily related to the U.S. Secure Services and GEO Care segments' amortization of acquired facility management contracts. As of June 30, 2022, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 3.1 years.

Estimated amortization expense related to the Company's finite-lived intangible assets for the remainder of 2022 through 2026 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2022	$6,900
2023	11,813
2024	9,315
2025	9,263
2026	7,170
Thereafter	65,317
$109,778

3. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

		Fair Value Measurements at June 30, 2022
	Carrying Value at June 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment:
Rabbi Trust	$36,800	$—	$36,800	$—
Marketable equity and fixed income securities	16,793	-	16,793	-
Interest rate swap derivatives	2,342	-	2,342	-

		Fair Value Measurements at December 31, 2021
	Carrying Value at December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$42,937	$—	$42,937	$—
Marketable equity and fixed income securities	11,551	—	$11,551	—
Fixed income securities	1,927	—	1,927	—
Liabilities:
Interest rate swap derivatives	$3,195	$—	$3,195	$—

The Company’s Level 2 financial instruments included in the tables above as of June 30, 2022 and December 31, 2021 consist of interest rate swap derivative assets/liabilities held by GEO, investments in equity and fixed income mutual funds held in the Company’s captive insurance subsidiary, Florina, the Company's rabbi trust established for a GEO employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and an investment in Canadian dollar denominated fixed income securities.

The interest rate swap derivative assets/liabilities are valued using a discounted cash flow model based on projected borrowing rates. The Company's restricted investment in the rabbi trust is invested in Company-owned life insurance policies which are recorded at their cash surrender values. These investments are valued based on the underlying investments held in the policies' separate accounts. The underlying assets are equity and fixed income pooled funds. The Canadian dollar denominated securities, which are not actively traded, were valued using quoted rates for these and similar securities. The marketable equity and fixed income securities are valued using quoted rates. The Company no longer has an investment in Canadian dollar denominated securities as of June 30, 2022.

4. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at June 30, 2022 and December 31, 2021 (in thousands):

		Estimated Fair Value Measurements at June 30, 2022
	Carrying Value as of June 30, 2022	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$587,861	$587,861	$587,861	$—	$—
Restricted cash and investments	48,933	48,933	48,933	—	—
Liabilities:
Borrowings under senior credit facility	$1,493,000	$1,388,720	$—	$1,388,720	$—
5.125% Senior Notes due 2023	259,275	246,595	—	246,595	—
5.875% Senior Notes due 2024	225,293	202,766	—	202,766	—
6.00% Senior Notes due 2026	350,000	285,724	—	285,724	—
6.50% Exchangeable Senior Notes due 2026	230,000	222,609	—	222,609	—
Non-recourse debt	290,150	290,150	—	290,150	—

		Estimated Fair Value Measurements at December 31, 2021
	Carrying Value as of December 31, 2021	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$506,491	$506,491	$506,491	$—	$—
Restricted cash and investments	41,831	41,831	41,831	—	—
Liabilities:
Borrowings under senior credit facility	$1,546,895	$1,448,280	$—	$1,448,280	$—
5.125% Senior Notes due 2023	259,275	248,479	—	248,479	—
5.875% Senior Notes due 2024	225,293	199,522	—	199,522	—
6.00% Senior Notes due 2026	350,000	283,691	—	283,691	—
6.50% Exchangeable Senior Notes due 2026	230,000	248,211		248,211
Non-recourse debt	310,108	310,108	—	310,108	—

The fair values of the Company’s cash and cash equivalents, and restricted cash and investments approximates the carrying values of these assets at June 30, 2022 and December 31, 2021. Restricted cash consists of money market funds, bank deposits, commercial paper and time deposits used for asset replacement funds and other funds contractually required to be maintained at the Company's Australian subsidiary. The fair value of the money market funds and bank deposits is based on quoted market prices (Level 1).

The fair values of the Company's 5.875% senior unsecured notes due 2022 ("5.875% Senior Notes due 2022"), 5.875% senior unsecured notes due 2024 ("5.875% Senior Notes due 2024"), 6.00% senior unsecured notes due 2026 (“6.00% Senior Notes”), the 5.125% senior unsecured notes due 2023 ("5.125% Senior Notes") and the 6.50% exchangeable senior unsecured notes due 2026 (“Convertible Notes” or “6.50% Exchangeable Notes due 2026”) are based on published financial data for these instruments. On February 24, 2021, the Company completed a private offering of $230 million aggregate principal amount of 6.50% Exchangeable Notes due 2026. The Company used the net proceeds from this offering to fund the redemption of the then outstanding amount of the Company’s 5.875% Senior Notes due 2022. Refer to Note 10 – Debt for further information. The fair values of the Company's non-recourse debt related to the Company’s Australian subsidiary are estimated based on market prices of similar instruments. The fair value of borrowings under the senior credit facility is based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.

5. RESTRICTED CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$587,861	$483,048
Restricted cash and cash equivalents - current	21,134	29,892
Restricted cash and investments - non-current	81,392	45,465
Less Restricted investments - non-current	(53,593)	(41,301)
Total cash, cash equivalents and restricted cash and cash equivalents shown in the statement of cash flows	$636,794	$517,104

Amounts included in restricted cash and cash equivalents are attributable to certain contractual cash restriction requirements at the Company's wholly owned Australian subsidiary related to non-recourse debt and asset replacement funds contractually required to be maintained and other guarantees. Restricted investments - non-current (included in Restricted Cash and Investments in the accompanying consolidated balance sheets) consists of the Company's rabbi trust established for an employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan, investments in equity and fixed income mutual funds held in the Company’s captive insurance subsidiary, Florina, and certain contractual cash requirements at the Company’s wholly-owned Australian subsidiary related to certain performance guarantees at its Ravenhall facility. The rabbi trust and the investments held in Florina are not considered to be restricted cash equivalents. Refer to Note 3 - Financial Instruments.

6.SHAREHOLDERS’ EQUITY

The following tables present the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Common shares		Additional Paid-In	Distributions in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended June 30, 2022
Balance, March 31, 2022	124,011	$1,289	$1,281,268	$(137,741)	$(17,632)	4,852	$(105,099)	$(1,250)	$1,020,835
Stock-based compensation expense	—	—	3,556	—	—	—	—	—	3,556
Restricted stock granted	2	—	—	—	—	—	—	—	—
Restricted stock canceled	(14)	—	—	—	—	—	—	—	—
Other adjustment	—	—	—	(91)	—	—	—	—	(91)
Shares withheld for net settlements of share- based awards [1]	(3)	—	(17)	—	—	—	—	—	(17)
Issuance of common stock - ESPP	7	—	60		—	—	—	—	60
Net income (loss)	—	—	—	53,727	—	—	—	(54)	53,673
Other comprehensive income (loss)	—	—	—	—	(8,207)	—	—	23	(8,184)
Balance, June 30, 2022	124,003	$1,289	$1,284,867	$(84,105)	$(25,839)	4,852	$(105,099)	$(1,281)	$1,069,832

	Common shares		Additional Paid-In	Distributions in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended June 30, 2021
Balance, March 31, 2021	122,303	$1,272	$1,268,027	$(202,834)	$(20,110)	4,852	$(105,099)	$(1,083)	$940,173
Stock-based compensation expense	—	—	4,023	—	—	—	—	—	4,023
Restricted stock granted	200	2	(2)	—	—	—	—	—	-
Restricted stock canceled	(93)	(1)	1	—	—	—	—	—	-
Shares withheld for net settlements of share- based awards [1]	(12)	—	(100)	—	—	—	—	—	(100)
Issuance of common stock - ESPP	11	—	65	—	—	—	—	—	65
Net income (loss)	—	—	—	41,959	—	—	—	(28)	41,931
Other comprehensive income (loss)	—	—	—	—	(1,022)	—	—	(2)	(1,024)
Balance, June 30, 2021	122,409	$1,273	$1,272,014	$(160,875)	$(21,132)	4,852	$(105,099)	$(1,113)	$985,068

	Common shares		Additional Paid-In	Distributions in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interests	Equity
For the Six Months Ended June 30, 2022
Balance January 1, 2022	122,472	$1,273	$1,276,213	$(175,960)	$(20,216)	4,852	$(105,099)	$(1,195)	$975,016
Stock-based compensation expense	—	—	9,869	—	—	—	—	—	9,869
Restricted stock granted	1,786	18	(18)	—	—	—	—	—	—
Restricted stock canceled	(40)	—	—	—	—	—	—	—	—
Other adjustment	—	—	—	(91)	—	—	—	—	(91)
Shares withheld for net settlements of share- based awards [1]	(229)	(2)	(1,300)	—	—	—	—	—	(1,302)
Issuance of common stock - ESPP	14	—	103	—	—	—	—	—	103
Net income (loss)	—	—	—	91,946	—	—	—	(94)	91,852
Other comprehensive income (loss)	—	—	—	—	(5,623)	—	—	8	(5,615)
Balance, June 30, 2022	124,003	$1,289	$1,284,867	$(84,105)	$(25,839)	4,852	$(105,099)	$(1,281)	$1,069,832

	Common shares		Additional Paid-In	Earnings in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Distributions	Loss	Shares	Amount	Interests	Equity
For the Six Months Ended June 30, 2021
Balance, January 1, 2021	121,318	$1,262	$1,262,267	$(222,892)	$(22,589)	4,835	$(104,946)	$(1,020)	$912,082
Proceeds from exercise of stock options	—	—	1	—	—	—	—	—	1
Stock-based compensation expense	—	—	11,426	—	—	—	—	—	11,426
Restricted stock granted	1,448	14	(14)	—	—	—	—	—	-
Restricted stock canceled	(111)	—	—	—	—	—	—	—	-
Dividends paid	—	—	—	(30,487)	—	—	—	—	(30,487)
Shares withheld for net settlements of share- based awards [1]	(256)	(3)	(1,999)	—	—	—	—	—	(2,002)
Issuance of common stock - ESPP	27	—	180	—	—	—	—	—	180
Purchase of treasury shares	(17)	—	—	—	—	17	(153)	—	(153)
Other adjustment to additional paid-in capital	—	—	153	—	—	—	—	—	153
Net income (loss)	—	—	—	92,504	—	—	—	(88)	92,416
Other comprehensive income (loss)	—	—	—	—	1,457	—	—	(5)	1,452
Balance, June 30, 2021	122,409	$1,273	$1,272,014	$(160,875)	$(21,132)	4,852	$(105,099)	$(1,113)	$985,068

[1] During the three and six months ended June 30, 2022 and 2021, the Company withheld shares through net share settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees.

Automatic Shelf Registration on Form S-3

On October 30, 2020, the Company filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) that enables the Company to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, guarantees of debt securities, warrants and units. The shelf registration statement became automatically effective upon filing and is valid for three years.

Prospectus Supplement

On June 28, 2021, in connection with the shelf registration, the Company filed with the SEC a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $300 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, will be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the six months ended June 30, 2022 or the year ended December 31, 2021.

Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in shareholders' equity from transactions and other events and circumstances arising from non-shareholder sources. The Company's total comprehensive income (loss) is comprised of net income attributable to GEO, net income attributable to noncontrolling interests, foreign currency translation adjustments that arise from consolidating foreign operations that do not impact cash flows, net unrealized gains and/or losses on derivative instruments, marketable securities and pension liability adjustments within shareholders' equity and comprehensive income (loss).

The components of accumulated other comprehensive income (loss) attributable to GEO within shareholders' equity are as follows:

	Six Months Ended June 30, 2022
	(In thousands)
	Foreign currency translation adjustments, net of tax (1)	Change in fair value of derivatives, net of tax	Change in marketable securities, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2022	$(12,461)	$(2,524)	$7	$(5,238)	$(20,216)
Current-period other comprehensive income (loss)	(9,409)	4,374	(758)	170	(5,623)
Balance, June 30, 2022	$(21,870)	$1,850	$(751)	$(5,068)	$(25,839)

	Six Months Ended June 30, 2021
	(In thousands)
	Foreign currency translation adjustments, net of tax (1)	Change in fair value of derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2021	$(9,207)	$(4,752)	$(8,630)	$(22,589)
Current-period other comprehensive income (loss)	(636)	311	1,782	1,457
Balance, June 30, 2021	$(9,843)	$(4,441)	$(6,848)	$(21,132)

(1)
The foreign currency translation related to noncontrolling interests was not significant at June 30, 2022 or 2021.

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

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each time-based or performance-based option awarded. For options granted during the six months ended June 30, 2022, the fair value was estimated using the following assumptions: (i) volatility of 48.03%; (ii) expected term of 5 years and (iii) risk free interest rate of 1.56%;. A summary of the activity of stock option awards issued and outstanding under Company plans was as follows for the six months ended June 30, 2022:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at January 1, 2022	1,847	$19.92	6.23	$73
Options granted	342	5.76
Options exercised	—	—
Options forfeited/canceled/expired	(179)	16.19
Options outstanding at June 30, 2022	2,010	$17.87	6.37	$248
Options vested and expected to vest at June 30, 2022	1,922	$18.31	6.25	$210
Options exercisable at June 30, 2022	1,288	$22.58	5.05	$—

On March 1, 2022, the Company granted approximately 342,000 options to certain employees which had a per share grant date fair value of $2.49. For the six months ended June 30, 2022 and 2021, the amount of stock-based compensation expense related to stock options was $0.3 million and $0.4 million, respectively. As of June 30, 2022, the Company had $1.2 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.9 years.

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

A summary of the activity of restricted stock outstanding is as follows for the six months ended June 30, 2022:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at January 1, 2022	2,619	$12.53
Granted	1,786	6.02
Vested	(806)	16.25
Forfeited/canceled	(40)	9.27
Restricted stock outstanding at June 30, 2022	3,559	$8.26

During the six months ended June 30, 2022, the Company granted approximately 1,786,000 shares of restricted stock to certain employees and executive officers. Of these awards, 975,000 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2022, 2023 and 2024.

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

For the six months ended June 30, 2022 and 2021, the Company recognized $9.6 million and $11.4 million, respectively, of compensation expense related to its restricted stock awards. As of June 30, 2022, the Company had $19.6 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 2.3 years.

Employee Stock Purchase Plan

The Company previously adopted The GEO Group Inc. 2011 Employee Stock Purchase Plan (the “Plan" or "ESPP”) effective July 9, 2011. The Company has since amended and restated the Plan (the “Amended ESPP”) which was approved by the Company’s shareholders on April 28, 2021 and became effective on July 9, 2021. The purpose of the Amended ESPP, which is qualified under Section 423 of the Code, is to encourage stock ownership through payroll deductions by the employees of GEO and designated subsidiaries of GEO in order to increase their identification with the Company’s goals and secure a proprietary interest in the Company’s success. These deductions are used to purchase shares of the Company’s common stock at a 5% discount from the then current market price. The maximum number of shares of common stock reserved for issuance over the term of the Amended ESPP on the amended effective date shall not exceed 506,023 shares.

The Amended ESPP is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Amended ESPP are made on the last day of each month. During the six months ended June 30, 2022, 13,801 shares of the Company's common stock were issued in connection with the Amended ESPP.

8. EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing the net income attributable to The GEO Group, Inc. available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income attributable to The GEO Group, Inc. available to common stockholders represents net income attributable to The GEO Group reduced by an allocation of earnings to participating securities. The 6.50% Exchangeable Notes due 2026, which contain non-forfeitable rights to dividends declared and paid on the shares of common stock, are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Diluted EPS is calculated under the if-converted method and the two-class method for each class of shareholders using the weighted average number of shares attributable to each class. The calculation that results in the lowest diluted earnings per share amount for common stock is reported in the Company’s financial statements. The if-converted method includes the dilutive effect of potential common shares related to the 6.50% Exchangeable Notes due 2026, if any. Basic and diluted earnings per share were calculated for the three and six months ended June 30, 2022 and 2021 as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income	$53,673	$41,931	$91,852	$92,416
Net loss attributable to noncontrolling interests	54	28	94	88
Less: Undistributed income allocable to participating securities	(9,171)	(7,197)	(15,717)	(7,715)
Net income attributable to The GEO Group, Inc. available to common stockholders	44,556	34,762	76,229	84,789
Basic earnings per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	121,119	120,426	120,918	120,225
Per share amount	$0.37	$0.29	$0.63	$0.71
Diluted earnings per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	121,119	120,426	120,918	120,225
Dilutive effect of equity incentive plans	762	44	732	206
Weighted average shares assuming dilution	121,881	120,470	121,650	120,431
Per share amount	$0.37	$0.29	$0.63	$0.70

For the three months ended June 30, 2022, 2,054,095 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share ("EPS") because the effect would be anti-dilutive. There were 671,995 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the three months ended June 30, 2021, 2,236,507 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 2,364,217 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the six months ended June 30, 2022, 1,980,905 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 678,679 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the six months ended June 30, 2021, 2,152,540 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 1,206,189 common stock equivalents from restricted shares that were anti-dilutive for the period.

On February 24, 2021, the Company’s wholly owned subsidiary, GEO Corrections Holdings, Inc. (“GEOCH”), completed a private offering of $230 million aggregate principal amount of 6.50% Exchangeable Notes due 2026. Refer to Note 10 – Debt for additional information. As of June 30, 2022, conditions had not been met to exchange the 6.50% Exchangeable Notes due 2026 into shares of the Company’s common stock. Approximately 24.9 million shares of potential common shares associated with the conversion option embedded in the convertible notes were excluded from the computation for the three and six months ended June 30, 2022, respectively, as the Company's average stock price during the period was lower than the exchange price. Approximately 24.9 million and 17.1 million shares of potential common shares associated with the conversion option embedded in the convertible notes were excluded from the computation for the three and six months ended June 30, 2021, respectively, as the Company’s average stock price during the period was lower than the exchange price.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

In August 2019, the Company entered into two interest rate swap agreements in the aggregate notional amount of $44.3 million to fix the interest rate on certain of its variable rate debt to 4.22%. The Company has designated these interest rate swaps as hedges against changes in the cash flows of two identical promissory notes (the "Notes") which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the Notes and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in fair value of the interest rate swaps as accumulated other comprehensive income, net of applicable taxes. Total unrealized gains recorded in other comprehensive income, net of tax, related to these cash flow hedges was $4.4 million during the six months ended June 30, 2022. The total fair value of the swap assets as of June 30, 2022 was $2.3 million and is recorded as a component of Other Non-Current assets within the accompanying consolidated balance sheet. There was no material ineffectiveness for the period presented. The Company does not expect to enter into any transactions during the next twelve months which would result in reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss). Refer to Note 10 - Debt for additional information.

10. DEBT

Debt outstanding as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Senior Credit Facility:
Term loan	$758,000	$762,000
Unamortized discount on term loan	(887)	(1,152)
Unamortized debt issuance costs on term loan	(2,103)	(2,733)
Revolver	735,000	784,895
Total Senior Credit Facility	1,490,010	1,543,010
6.50% Exchangeable Senior Notes:
Notes Due in 2026	230,000	230,000
Unamortized debt issuance costs	(7,391)	(8,246)
Total 6.50% Exchangeable Senior Notes Due in 2026	222,609	221,754
6.00% Senior Notes:
Notes Due in 2026	350,000	350,000
Unamortized debt issuance costs	(2,782)	(3,099)
Total 6.00% Senior Notes Due in 2026	347,218	346,901
5.875% Senior Notes:
Notes Due in 2024	225,293	225,293
Unamortized debt issuance costs	(1,177)	(1,410)
Total 5.875% Senior Notes Due in 2024	224,116	223,883
5.125% Senior Notes:
Notes Due in 2023	259,275	259,275
Unamortized debt issuance costs	(886)	(1,221)
Total 5.125% Senior Notes Due in 2023	258,389	258,054
Non-Recourse Debt	290,150	310,108
Unamortized debt issuance costs on non-recourse debt	(4,229)	(4,556)
Total Non-Recourse Debt	285,921	305,552
Finance Lease Liabilities	2,576	3,843
Other debt, net of unamortized debt issuance costs	40,860	41,363
Total debt	2,871,699	2,944,360
Current portion of finance lease liabilities, long-term debt and non-recourse debt	(17,639)	(18,568)
Finance Lease Liabilities, long-term portion	(1,632)	(1,977)
Non-Recourse Debt, long-term portion	(278,367)	(297,856)
Long-Term Debt	$2,574,061	$2,625,959

Transaction Support Agreement

On July 18, 2022, the Company entered into a transaction support agreement (together with all exhibits, annexes and schedules thereto, (the “Transaction Support Agreement”) with certain consenting holders of the Senior Notes (as defined below) (the “Consenting Noteholders”), certain consenting term lenders (the “Consenting Term Lenders”), the agent, and certain consenting RCF Lenders (as defined below) (the “Consenting RCF Lenders” and, together with the Consenting Noteholders and the Consenting Term Lenders, the “Consenting Creditors”) setting forth principal terms for a comprehensive transaction (the “Transaction”) to address the upcoming maturities of the Company's outstanding debt in 2023, 2024, and 2026. Refer to Note 15 - Subsequent Events for further discussion.

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

The Credit Agreement evidences a credit facility (the "Credit Facility") consisting of a $758 million term loan bearing interest at LIBOR plus 2.00% (with a LIBOR floor of 0.75%), and a $900.0 million revolver initially bearing interest at LIBOR plus 2.25% (with no LIBOR floor) together with AUD275.0 million, or $189.5 million, based on exchange rates as of June 30, 2022, available solely for the issuance of financial letters of credit and performance letters of credit, in each case denominated in Australian Dollars under the Australian Dollar Letter of Credit Facility (the "Australian LC Facility"). As of June 30, 2022, there were no letters of credit issued under the Australian LC Facility. Amounts to be borrowed by GEO under the Credit Agreement are subject to the satisfaction of customary conditions to borrowing. The term loan component is scheduled to mature on March 23, 2024. The revolving credit commitment component is scheduled to mature on May 17, 2024. The Credit Agreement also has an accordion feature of $450.0 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions.

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

On August 18, 2016, the Company executed a letter of offer providing for a bank guarantee line and bank guarantee/standby sub-facility in an aggregate amount of approximately AUD59 million, or $40.7 million, based on exchange rates in effect as of June 30, 2022 (collectively, the “Bank Guarantee Facility”). The Bank Guarantee Facility allows GEO to provide letters of credit to assure performance of certain obligations of its wholly owned subsidiary relating to its correctional facility in Ravenhall, located near Melbourne, Australia. The Bank Guarantee Facility is unsecured. The issuance of letters of credit under the Bank Guarantee Facility is subject to the satisfaction of the conditions precedent specified in the letter of offer. Letters of credit issued under the bank guarantee lines are due on demand and letters of credit issued under the bank guarantee/standby sub-facility cannot have a duration exceeding twelve months. The Bank Guarantee Facility may be terminated by the lender on 90 days written notice. As of June 30, 2022, there was AUD59 million in letters of credit issued under the Bank Guarantee Facility.

As of June 30, 2022, the Company had approximately $758.0 million in aggregate borrowings outstanding under its term loan, approximately $735.0 million in borrowings under its revolver, and approximately $99.0 million in letters of credit which left approximately $66.0 million in additional borrowing capacity under the revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of June 30, 2022 was 3.20%.

6.50% Exchangeable Senior Notes due 2026

On February 24, 2021, the Company’s wholly-owned subsidiary, GEO Corrections Holdings, Inc. (“GEOCH”), completed a private offering of $230 million aggregate principal amount of Convertible Notes which included the full exercise of the initial purchasers’ over-allotment option to purchase an additional $30 million aggregate principal amount of Convertible Notes. The Convertible Notes will mature on February 23, 2026, unless earlier repurchased or exchanged. The Convertible Notes bear interest at the rate of 6.50%

per year plus an additional amount based on the dividends paid by the Company on its common stock, $0.01 par value per share. Interest on the notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021.

Subject to certain restrictions on share ownership and transfer, holders may exchange the notes at their option prior to the close of business on the business day immediately preceding November 25, 2025, but only under the following circumstances: (1) during the five consecutive business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the exchange rate for the notes on each such trading day; or (2) upon the occurrence of certain specified corporate events. On or after November 25, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, holders may exchange their notes at any time, regardless of the foregoing circumstances. Upon exchange of a note, GEO will pay or deliver, as the case may be, cash or a combination of cash and shares of the Company’s common stock. As of June 30, 2022, conditions had not been met to exchange the notes.

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

The Company elected to early adopt Accounting Standards Update ("ASU") 2020-06, Debt – Debt with Conversion and Other Options and Derivatives and Hedging – Contracts in Entity’s Own Equity, on January 1, 2021. The new standard simplifies the accounting for convertible debt by removing the requirements to separately present certain conversion features in equity. In addition, the new standard also simplifies the guidance in ASC 815-40, Derivatives and Hedging – Contract in Entity’s Own Equity, by removing certain criteria that must be satisfied to classify a contract as equity. Finally, the new standard revises the guidance on calculating earnings per share. The Company determined under the guidance of the new standard that the embedded conversion option does not require bifurcation and all proceeds were allocated to the Convertible Notes as a single instrument and is included in Long-Term Debt in the accompanying consolidated balance sheets. The costs incurred in the issuance, including the initial purchasers discount, totaling approximately $9.6 million, are classified as a cash outflow within the financing activities section in the consolidated statement of cash flows, and are also being amortized to expense over the term of the Convertible Notes.

Because the Company currently intends to settle conversions by paying cash up to the principal amount of the Convertible Notes, with any excess conversion value settled in shares of common stock, the Convertible Notes are being accounted for using the net settlement method (or treasury stock-type method) for the purposes of calculating diluted earnings per share. Using this method, the denominator will be affected when the average share price of the Company's common stock for a given period is greater than the conversion price of approximately $9.225 per share. There was no dilutive impact for the three and six months ended June 30, 2022 and 2021.

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

During the six months ended June 30, 2021, the Company repurchased $22.5 million in aggregate principal amount of its 5.125% Senior Notes due 2023 at a weighted average price of 90.68% for a total cost of $20.4 million. Additionally, the Company repurchased $17.2 million in aggregate principal amount of its 5.875% Senior Notes due 2024 at a weighted average price of 79.51% for a total cost of $13.7 million. As a result of these repurchases, the Company recognized a net gain on extinguishment of debt of $4.7 million, net of the write-off of associated unamortized deferred loan costs. There were no debt repurchases during the six months ended June 30, 2022.

Non-Recourse Debt

Australia - Ravenhall

In connection with a design and build project agreement with the State of Victoria, in September 2014, the Company entered into a syndicated facility agreement (the "Construction Facility") to provide debt financing for construction of the project. The Construction Facility provided for non-recourse funding up to AUD791 million, or approximately $545.2 million, based on exchange rates as of June 30, 2022. In accordance with the terms of the contract, upon completion and commercial acceptance of the project in late 2017, the State of Victoria made a lump sum payment of AUD310 million, or approximately $213.7 million, based on exchange rates as of June 30, 2022. The term of the Construction Facility was through September 2020 and bore interest at a variable rate quoted by certain Australian banks plus 200 basis points. On May 22, 2019, the Company completed an offering of AUD461.6 million, or $318.2 million, based on exchange rates as of June 30, 2022, aggregate principal amount of non-recourse senior secured notes due 2042 (the "Non-Recourse Notes"). The amortizing Non-Recourse Notes were issued by Ravenhall Finance Co Pty Limited in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Non-Recourse Notes were issued with a coupon and yield to maturity of 4.23% with a maturity date of March 31, 2042. The net proceeds from this offering were used to refinance the outstanding Construction Facility and to pay all related fees, costs and expenses associated with the transaction.

Other

In August 2019, the Company entered into two identical Notes in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the Notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. The Company has entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at June 30, 2022 is $0.6 million of deferred loan costs incurred in the transaction. Refer to Note 9 - Derivative Financial Instruments for further information.

Guarantees

Australia

The Company has entered into a guarantee in connection with the operating performance of a facility in Australia. The obligation amounted to approximately AUD59 million, or $40.7 million, based on exchange rates as of June 30, 2022. The guarantee is secured by outstanding letters of credit under the Company's revolver.

As of June 30, 2022, the Company also had seven other letters of credit outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $9.2 million.

Except as discussed above, the Company does not have any off-balance sheet arrangements.

11. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Litigation, Claims and Assessments

On July 7, 2020, a purported shareholder class action lawsuit was filed against the Company, its then Chief Executive Officer, George C. Zoley (“Mr. Zoley”), and its Chief Financial Officer, Brian R. Evans (“Mr. Evans”), in the U.S. District Court for the Southern District of Florida. On October 1, 2020, the court entered an unopposed order appointing lead plaintiffs, approving the selection of counsel, dismissing the initial complaint, and setting a deadline for the filing of an amended complaint. On November 18, 2020, the lead plaintiffs filed a consolidated class action amended complaint. The amended complaint alleged that the Company and Messrs. Zoley and Evans––as well as J. David Donahue (“Mr. Donahue”), the Company’s former Senior Vice President and President of the U.S. Secure Services division, and Ann M. Schlarb (“Ms. Schlarb”), the Company’s Senior Vice President and President of the GEO Care division––made materially false and misleading statements and/or omissions related to GEO’s business––including quality of operations, corporate social responsibility, competitive strengths, pending litigation, business strategies, health and safety, sources of financing, dividend expectations, and COVID-19 procedures. The amended complaint was brought by lead plaintiffs James Michael DeLoach and Edward Oketola, individually and on behalf of a class consisting of all persons and entities––other than the defendants, the officers and directors of the Company, members of their immediate families and their legal representatives, heirs, successors or assigns and any entity in which the defendants have or had a controlling interest––who purchased or otherwise acquired the Company’s securities during the alleged class period from November 7, 2018 to August 5, 2020, inclusive. The amended complaint alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and alleged that Messrs. Zoley, Evans, and Donahue and Ms. Schlarb violated Section 20(a) of the Exchange Act. On December 18, 2020, the defendants filed a motion to dismiss the amended complaint. On September 23, 2021, the court granted the motion to dismiss in part, and denied it in part. The court dismissed all claims against Messrs. Evans and Donahue, and Ms. Schlarb. The court also dismissed all claims against GEO and Mr. Zoley other than claims related to GEO's disclosures about pending litigation and directed plaintiffs to file an amended complaint in conformance with the court's order. On October 4, 2021, plaintiffs filed a consolidated class action second amended complaint. The second amended complaint alleges that GEO and Mr. Zoley violated Sections 10(b) and 20(a) of the Exchange Act by making materially false and misleading statements and/or omissions related to pending litigation, and seeks relief on behalf of a putative class consisting of all persons and entities––other than the defendants, the officers and directors of the Company, members of their immediate families and their legal representatives, heirs, successors or assigns and any entity in which the defendants have or had a controlling interest––who purchased or otherwise acquired the Company’s securities during the alleged class period from November 9, 2018 to August 5, 2020, inclusive. The second amended complaint seeks damages, interest, attorneys’ fees, expert fees, other costs, and such other relief as the court may deem proper. On October 18, 2021, GEO and Mr. Zoley filed a motion to dismiss and/or to strike, arguing that the second amended complaint failed to comply with the court's prior dismissal order and contains allegations beyond the disclosures and time period permitted by the court. On June 21, 2022, the court granted the motion in part, and dismissed all claims in the second amended complaint other than those related to the Company’s statements about pending lawsuits made prior to July 17, 2019. On July 1, 2022, the Company and Mr. Zoley filed answers to the second amended complaint.

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

On November 12, 2021, a putative shareholder derivative complaint was filed in the U.S. District Court for the Southern District of Florida against the Company, as well as its then Chief Executive Officer, Mr. Zoley, its Chief Financial Officer, Mr. Evans, Ms. Schlarb, its Senior Vice President and President of the GEO Care division, David Venturella, its Senior Vice President, J. David

Donahue, its former Senior Vice President and President, of the U.S. Secure Services division, and current and former Company directors Richard H. Glanton, Anne N. Foreman, Christopher C. Wheeler, Julie M. Wood, Guido van Hauwermeiren, Scott M. Kernan, Jose Gordo, and Duane Helkowski (collectively, “Defendants”). The complaint alleges that the individual Defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The complaint also alleges breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets against the individual Defendants relating to purported healthcare and quality of care deficiencies, an allegedly inadequate response to the COVID-19 pandemic, alleged forced labor by detainees, and alleged exposure to pending litigation, which purportedly led to damage to GEO. On January 14, 2022, the parties filed a joint motion to stay the action. On January 18, 2022, the court entered an Order Granting Joint Motion to Stay and Administratively Closing Case, staying this action pending the resolution of the federal purported shareholder class action lawsuit described above.

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

In the time since the Colorado suit was initially filed, four similar lawsuits have been filed - two in Washington and two in California. The first of the two Washington lawsuits was filed on September 9, 2017 by immigration detainees against the Company in the U.S. District Court for the Western District of Washington. The second lawsuit was filed on September 20, 2017 by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. The plaintiffs claimed that Washington State minimum wage laws should be enforced with respect to detainees who volunteer to participate in a Voluntary Work Program administered by GEO at the Center as required by the U.S. Department of Homeland Security under the terms of GEO’s contract. The Center houses persons in the custody of federal immigration authorities while their immigration status is being determined by the federal government.

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

GEO strongly disagrees with the verdict and judgments in the retrial of the lawsuits. GEO has raised several issues on appeal to the U.S. Court of Appeals for the Ninth Circuit, including the applicability of the state of Washington’s Minimum Wage Act to detainees who participate in the federally mandated Voluntary Work Program at the Northwest ICE Processing Center (the “Center”), and the affirmative defenses that GEO believes were wrongly dismissed in these cases. GEO looks forward to having those and other related issues heard on appeal based on GEO’s belief that the cases were wrongly decided. GEO intends to take all necessary steps to vigorously defend itself. The Company has not established an accrual for this judgment as it believes a potential loss related to this case is not probable.

Current and former detainees of the Mesa Verde ICE Processing Center and the Golden State Annex ICE Processing Center filed a class action lawsuit on July 13, 2022, against the Company in the U.S. District Court for the Eastern District of California, Fresno Division. This lawsuit is similar to the cases in Colorado, Washington and California discussed above. The complaint alleges that federal detainees who volunteer to participate in the Voluntary Work Program ("VWP") at GEO’s Mesa Verde and Golden State Annex ICE facilities are employees of GEO and entitled to the state’s minimum wage. Plaintiffs also make claims for unjust enrichment, human trafficking and forced labor. GEO believes it operates the VWP in full compliance with its contract with ICE and all applicable laws, regulations, and standards. GEO strongly disagrees with the allegations of the complaint and intends to take all necessary steps to vigorously defend itself.

On December 30, 2019, the Company filed a lawsuit for declaratory and injunctive relief challenging California’s newly enacted law - Assembly Bill 32 ("AB-32") - which bars the federal government from engaging the Company or any other government contractors to provide detention services for illegal immigrants. The Company’s claims, as described in the lawsuit, are grounded in authoritative legal doctrine that under the Constitution’s Supremacy Clause, the federal government is free from regulation by any state. By prohibiting federal detention facilities in California, the suit argues AB-32 substantially interferes with the ability of USMS and ICE to carry out detention responsibilities for the federal government. Secondly, because AB-32 creates exceptions to the State of California when using the Company or any government contractors (to alleviate overcrowding), California’s statute unlawfully discriminates against the federal government. On December 31, 2019, GEO filed its motion for a preliminary injunction restraining California’s Governor and Attorney General from enforcing AB-32 against the Company’s detention facilities on behalf of USMS and ICE. On January 24, 2020, the United States filed a lawsuit challenging AB-32. The court heard motions for preliminary injunction from the Company and the United States on July 16, 2020. The court ordered the parties to submit supplemental briefing and indicated it would render an opinion sometime after the filing deadline of August 18, 2020. On July 20, 2020, the court consolidated both lawsuits. On October 8, 2020, the court issued an order granting, in part, and denying in part, the Company and the United States’ motions and California’s motion to dismiss. Among other findings, the court (1) dismissed the Company’s intergovernmental immunity claims as well as the United States’ preemption claims as applied to ICE facilities; (2) found that the Company and the United States were likely to succeed on the preemption claims as applied to U.S. Marshals’ facilities and enjoined enforcing AB-32 against those facilities; and (3) refused to enjoin California from enforcing AB-32 against ICE contracts with the Company and the United States. The Company and the United States appealed to the Ninth Circuit Court of Appeals. Oral argument was held on June 7, 2021. On October 5, 2021, the Ninth Circuit Court of Appeals reversed the lower court’s decision, holding that AB-32 conflicted with federal law and could not stand. On April 26, 2022, the Ninth Circuit granted California’s petition for an en banc hearing and vacated the previous panel’s opinion. En banc arguments took place the week of June 21, 2022, in Pasadena, California.

On April 29, 2021, the Company filed a lawsuit for declaratory and injunctive relief challenging the State of Washington’s newly enacted law – House Bill 1090 ("EHB 1090") – that purports to prohibit the United States from using detention facilities operated by private contractors to house detainees in the custody of U.S. Immigration and Customs Enforcement (“ICE”). The court has entered a stay in this action pending the final resolution of the AB-32 appeal.

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

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, allowed employers to defer the deposit and payment of the employer's share of Social Security taxes. The deferral applied to deposits and payments of the employer’s share of Social Security tax that would otherwise be required to be made during the period beginning on March 27, 2020 and ending on December 31, 2021. The deferred amounts are due to be paid in two equal installments no later than December 31, 2021 and December 31, 2022. The Company paid the first installment in September 2021. The balance of the deferred payroll taxes is approximately $20.0 million as of June 30, 2022.

Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing active capital projects will be approximately $30.3 million of which $9.5 million was spent through the first six months of 2022. The Company estimates the remaining capital requirements related to these capital projects will be $20.8 million which will be spent through the remainder of 2022.

Idle Facilities

As of June 30, 2022, the Company was marketing nine of its idle facilities to potential customers. The carrying values of these idle facilities are included in Property and Equipment, Net and Assets for Sale in the accompanying consolidated balance sheets. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that can be easily transferred for use at other facilities. There was no indication of impairment related to the Company's idle facilities as of June 30, 2022.

		Design		Net Carrying Value
Facility	Segment	Capacity	Year Idled	June 30, 2022
Great Plains Correctional Facility	Secure Services	1,940	2021	$70,684
D. Ray James Correctional Facility	Secure Services	1,900	2021	51,756
Rivers Correctional Facility	Secure Services	1,450	2021	38,767
Big Spring Correctional Facility	Secure Services	1,732	2021	34,385
Flightline Correctional Facility	Secure Services	1,800	2021	36,072
McFarland Female Community Reentry Facility	Secure Services	300	2020	11,176
Cheyenne Mountain Recovery Center	Secure Services	750	2020	16,858
Coleman Hall	Reentry Services	350	2017	7,943
Hector Garza Center	Reentry Services	139	2020	4,972
Total		10,361		$272,613

.

12. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the U.S. Secure Services segment; the Electronic Monitoring and Supervision Services segment; the Reentry Services segment; and the International Services segment. The Company has identified these four reportable segments to reflect the current view that the Company operates four distinct business lines, each of which constitutes a material part of its overall business. The Company determined that its previously reportable business segment, Facility Construction and Design, no longer qualifies as a reportable segment as it no longer meets certain quantitative thresholds and has been aggregated with the Company’s International Services reportable business segment below. In addition, the Company appointed a new Chief Executive Officer, the chief operating decision maker, during fiscal 2021. Based on changes to the way the Company’s chief operating decision maker views the business and financial results used to allocate resources to its electronic monitoring and supervision services operations, along with the growth of the business, the Company will report the electronic monitoring and supervision services operation as a separate reportable segment. This new segment will be presented as Electronic Monitoring and Supervision Services. Previously, the electronic monitoring and supervision services operations were included in the GEO Care reportable segment. In addition, the GEO Care reportable segment was renamed Reentry Services and will include services provided to adults for residential and non-residential treatment, educational and community-based programs, pre-release and half-way house programs. Reentry Services also includes activities for our former youth division for half of 2021 and all historical periods. The youth division was divested on July 1, 2021. The Company has retroactively restated its segment presentation for the three and six months ended June 30, 2021 to reflect these changes.

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

The Company's segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues:
U.S. Secure Services	$353,402	$368,394	$704,647	$755,405
Electronic Monitoring and Supervision Services	121,484	64,835	209,405	125,213
Reentry Services	65,720	77,070	127,151	152,174
International Services	47,571	55,120	98,159	109,004
Total revenues	$588,177	$565,419	$1,139,362	$1,141,796
Operating income from segments:
U.S. Secure Services	$72,824	$78,902	$147,532	$147,416
Electronic Monitoring and Supervision Services	54,245	28,991	93,165	54,468
Reentry Services	14,207	13,407	24,211	26,340
International Services	3,094	5,804	9,548	12,989
Operating income from segments	$144,370	$127,104	$274,456	$241,213
General and Administrative Expenses	(49,296)	(54,688)	$(97,856)	(103,167)
Total Operating Income	$95,074	$72,416	$176,600	$138,046

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating income from segments	$144,370	$127,104	$274,456	$241,213
Unallocated amounts:
General and administrative expenses	(49,296)	(54,688)	(97,856)	(103,167)
Net interest expense	(27,663)	(26,068)	(53,656)	(51,710)
Gain on extinguishment of debt	-	1,654	-	4,693
(Loss) gain on disposition of real estate	3,680	(2,950)	3,053	10,379
Income before income taxes and equity in earnings of affiliates	$71,091	$45,052	$125,997	$101,408

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

The Company has recorded $1.5 million in earnings, net of tax, for SACS operations during the six months ended June 30, 2022, and $1.8 million in earnings, net of tax, for SACS operations during the six months ended June 30, 2021, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of June 30, 2022, and December 31, 2021, the Company’s investment in SACS was $9.9 million and $10.3 million, respectively, and represents its share of cumulative reported earnings.

The Company has recorded $1.2 million in earnings, net of tax, for GEOAmey's operations during the six months ended June 30, 2022, and $2.2 million in earnings, net of tax, for GEOAmey's operations during the six months ended June 30, 2021, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of June 30, 2022, and December 31, 2021, the Company’s investment in GEOAmey was $9.5 million and $10.1 million, respectively, and represents its share of cumulative reported earnings.

13. BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$31,830	$33,530
Service cost	559	1,404
Interest cost	481	1,274
Actuarial gain	—	(3,505)
Benefits paid	(521)	(873)
Projected benefit obligation, end of period	$32,349	$31,830
Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	521	873
Benefits paid	(521)	(873)
Plan assets at fair value, end of period	$—	$—
Unfunded Status of the Plan	$32,349	$31,830

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Components of Net Periodic Benefit Cost
Service cost	$280	$351	$559	$702
Interest cost	240	319	481	637
Net loss	108	197	216	394
Net periodic pension cost	$628	$867	$1,256	$1,733

The long-term portion of the pension liability as of June 30, 2022 and December 31, 2021 was $31.5 million, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

Amended and Restated Executive Retirement Agreement

The Company also has a non-qualified deferred compensation agreement with its former CEO. The agreement provides for a lump sum cash payment upon retirement, no sooner than age 55. As of June 30, 2022, the former CEO had reached age 55 and was eligible to receive the payment upon retirement.

On May 27, 2021, the Company and its former CEO entered into an Amended and Restated Executive Retirement Agreement which replaced the former CEO’s previous agreement, effective July 1, 2021. Pursuant to the terms of the Amended and Restated Executive Retirement Agreement, upon the date that the former CEO ceases to provide services to the Company, the Company will pay to the former CEO an amount equal to $3,600,000 which shall be paid in cash. The payment shall be credited with interest at a rate of 5% compounded quarterly. Additionally, at the end of each calendar year provided that the former CEO is still providing services to GEO pursuant to the Executive Chairman Agreement, GEO will credit an amount equal to $1,000,000 at the end of each calendar year (the “Employment Contributions Account”). The Employment Contributions Account will be credited with interest at the rate of 5% compounded quarterly. The balance of the Amended and Restated Executive Retirement Agreement was approximately $5.5 million at June 30, 2022.

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

15. SUBSEQUENT EVENTS

Transaction Support Agreement

As previously reported, beginning in November 2021, the Company commenced discussions with (i) certain members of an ad hoc group of holders (the “Noteholder Group”) of the Company’s 5.125% Senior Notes due 2023 (the “2023 Notes”), 5.875% Senior Notes due 2024 (the “2024 Notes”), and 6.00% Senior Notes due 2026 (the “2026 Notes,” and together with the 2023 Notes and the 2024 Notes, the “Senior Notes”), (ii) certain members of an ad hoc group of term lenders (the “Term Lender Group”) under the Company’s Third Amended and Restated Credit Agreement, dated as of March 23, 2017 (as subsequently amended, the “Existing Credit Agreement” and the term loans made thereunder, the “Term Loans”), and (iii) the administrative agent (the “Agent”) and certain lenders that have provided revolving credit loans and commitments (the “Revolving Credit Loans” and “Revolving Credit Commitments”) under the Existing Credit Agreement (such lenders, the “RCF Lenders”) concerning a potential refinancing, exchange, recapitalization, or other transaction or series of transactions to reduce the Company’s funded recourse debt and address its nearer term maturities (the “Transaction Discussions”). The Company undertook these discussions on a confidential basis pursuant to non-disclosure agreements with the applicable members of the Noteholder Group and the Term Lender Group, and, in the case of the Agent and the RCF Lenders, the confidentiality provisions of the Existing Credit Agreement.

On July 18, 2022, the Company entered into a transaction support agreement (together with all exhibits, annexes and schedules thereto, the “Transaction Support Agreement”) with certain consenting holders of the Senior Notes (the “Consenting Noteholders”), certain consenting Term Lenders (the “Consenting Term Lenders”), the Agent, and certain consenting RCF Lenders (the “Consenting RCF Lenders” and, together with the Consenting Noteholders and the Consenting Term Lenders, the “Consenting Creditors”) setting forth principal terms for a comprehensive transaction (the “Transaction”) to address the upcoming maturities of the Company’s outstanding debt in 2023, 2024, and 2026.

The Transaction Support Agreement contemplates, among other things, the following:

•

Amending the Existing Credit Agreement to permit the indebtedness and liens contemplated to be incurred under the Exchange Credit Agreement (defined below), the New Notes (defined below) and the 2028 Private Exchange Notes (defined below), among other modifications (the “Existing Credit Agreement Amendment”);

•

Exchanging approximately 81% of the aggregate principal amount of Revolving Credit Commitments and the Term Loans outstanding under GEO’s Existing Credit Agreement for a combination of cash and new commitments and loans under a new credit agreement (the “Exchange Credit Agreement”) with a three-year maturity extension to March 2027 (the “RCF Transaction” and the “Term Loan Transaction,” respectively);

•

With respect to certain Consenting RCF Lenders who opt out of extending the maturity of their Revolving Credit Loans and Revolving Credit Commitments, the assignment of an agreed portion of such Revolving Credit Loans and Revolving Credit Commitments to certain other Consenting Creditors, with such other Consenting Creditors subsequently exchanging the Revolving Credit Loans thereby acquired for term loans under the Exchange Credit Agreement (the “Non-Extending RCF Lender Transaction,” and, together with the Existing Credit Agreement Amendment, the RCF Transaction, and the Term Loan Transaction, the “Credit Facility Transaction”);

•	Commencing the Exchange Offers (defined below) and Consent Solicitations (defined below) for any and all 2023 Notes and 2024 Notes; and

•

Exchanging approximately $239 million of 2026 Notes held by Consenting 2026 Noteholders as of July 18, 2022, for newly issued 9.500% Senior Second Lien Secured Notes maturing on December 31, 2028 (the “Private Exchange” and the “2028 Private Exchange Notes”) and amending certain provisions of the indenture for the 2026 Senior Notes (the “2026 Indenture Proposed Amendments”).

The Transaction Support Agreement sets forth the commitments of the Company and the Consenting Creditors (collectively, the “Parties”) to, among other things, cooperate in good faith to negotiate the definitive documents necessary or advisable to effect the Transaction, use their commercially reasonable efforts to consummate the Transaction in accordance with such definitive documents, and refrain from taking any actions that would impede or would otherwise be inconsistent with the Transaction (including by supporting or consenting to any alternative transaction). The Parties’ obligations to consummate the Transaction are subject to customary conditions, including, without limitation, that the Parties have complied in all material respects with their respective covenants and agreements contained in the Transaction Support Agreement and that the Company has paid specified fees and expenses incurred by the Consenting Creditors in connection with the Transaction.

The Transaction Support Agreement may be terminated upon the occurrence of specified events, including, without limitation, the occurrence of a material, uncured breach of any Party’s representations, warranties, covenants, or obligations under the Transaction Support Agreement, the Company’s failure to commence and complete the Exchange Offers and the Consent Solicitations within the timeframes specified in the Transaction Support Agreement, or upon the 100th day following the execution of the Transaction Support Agreement (as may be extended in accordance with the terms of the Transaction Support Agreement). In addition, the Company may terminate the Transaction Support Agreement if the Company’s board of directors determines, upon the advice of counsel, that the Company’s continued performance under the Transaction Support Agreement would be inconsistent with the fiduciary duties of the Company’s directors. Although the Company intends to pursue the Transaction in accordance with the terms set forth in the Transaction Support Agreement, there can be no assurance that the Company will be successful in completing the Transaction or any other similar transaction on the terms set forth in the Transaction Support Agreement, on different terms, or at all.

Exchange Offers and the Consent Solicitations

On July 19, 2022, the Company issued a press release announcing that it commenced offers to exchange (the “Exchange Offers”) any and all of its outstanding 2023 Notes and 2024 Notes (collectively, the “Old Notes”) for newly issued 10.500% Senior Second Lien Secured Notes maturing on June 30, 2028 (the “New Notes”) and, if elected, cash, upon the terms and subject to the conditions set forth in the Registration Statement on Form S-4 (including a prospectus and consent solicitation statement forming a part thereof, the “Prospectus”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 19, 2022 (the “Registration Statement”) and press releases announcing the Transaction. In connection with the Exchange Offers, GEO is also soliciting consents to amend the indentures governing the Old Notes (the “Consent Solicitations”).

Pursuant to the Exchange Offers and the Consent Solicitations, and subject to the terms and conditions set forth in the Prospectus, in exchange for each $1,000 principal amount of Old Notes validly tendered (and not validly withdrawn) or in the case of the 2023 Notes only, as payment for delivery of a Consent (as defined below) with respect to each $1,000 principal amount of 2023 Notes without a tender of the related 2023 Notes, in each case at any time at or prior to 5:00 p.m., New York City time, on August 16, 2022, unless extended or earlier terminated (such date and time as may be extended in accordance with the Prospectus, the “Expiration Time”) and accepted by the Company, participating holders will receive the consideration identified in the Prospectus (the “Exchange Consideration”).

In conjunction with the Exchange Offers, the Company is conducting the Consent Solicitations to obtain consent from holders of each series of Old Notes (“Consents”) to certain proposed amendments to each indenture governing the Old Notes (the “Old Notes Indentures”) to, among other things, modify certain covenants and other provisions in the Old Notes Indentures as necessary or advisable to effect the Transaction (the “Proposed Amendments”). Holders of Old Notes that tender such Old Notes will be deemed to have given Consent to the Proposed Amendments with respect to the Old Notes. Holders of 2023 Notes may elect to either (i) tender their 2023 Notes and deliver the related Consent or (ii) deliver only their Consent (the “2023 Notes Consent”). Holders of 2024 Notes may only elect to tender their 2024 Notes together with delivery of the related Consent. Holders of Old Notes may not tender their Old Notes without delivering a Consent with respect to such Old Notes tendered, and holders of 2024 Notes may not deliver a Consent with respect to the 2024 Notes without tendering the related 2024 Notes. To adopt the Proposed Amendments related to a series of Old Notes, the Company must receive Consents from holders representing a majority of the outstanding principal amount of such series of Old Notes (the “Old Notes Requisite Consents”). If the Old Notes Requisite Consents are delivered with respect to any series of Old Notes, a supplemental indenture to the respective indenture, giving effect to the Proposed Amendments with respect to the applicable Old Notes, will be executed promptly following the receipt of the Old Notes Requisite Consents, but in no event prior to the Withdrawal Deadline (as defined in the Prospectus).

The Company’s obligations to accept the Old Notes and Consents in the Exchange Offers and the Consent Solicitations are subject to the satisfaction or waiver of certain conditions described in the Prospectus, including receipt of (i) the Old Notes Requisite Consents for each series of Old Notes being tendered, (ii) the 2026 Notes Requisite Consents delivered in connection with the Private Exchange, and (iii) the Credit Agreement Exchange Requisite Consents delivered in connection with the Credit Agreement Exchange. Each of the Exchange Offers and Consent Solicitations is conditioned upon the consummation of the Private Exchange and the Credit Agreement Exchange and the effectiveness of the 2026 Indenture Proposed Amendments and the Existing Credit Agreement Proposed

Amendments. The Private Exchange and the Credit Agreement Exchange are conditioned on, among other things, the 2026 Notes Supporting Holders and the Credit Agreement Supporting Holders, respectively, having satisfied their obligations in all material respects under the Transaction Support Agreement and the consummation of the Exchange Offers and Consent Solicitations.

The completion of the Exchange Offers and the Consent Solicitations is subject to, and conditioned upon, the satisfaction or waiver of certain conditions, including, among other things, (i) the Registration Statement having been declared effective by the SEC on or prior to the Expiration Time and remaining effective on the Settlement Date (as defined by the Prospectus) (which condition cannot be waived) and (ii) the absence of any actual or threatened legal impediment to the acceptance for exchange of, or exchange of, the Old Notes.

GEO will pay a soliciting broker fee equal to either (i) $2.50 for each $1,000 principal amount of Old Notes validly tendered for exchange and not validly withdrawn under the Exchange Offers or (ii) $0.50 for each $1,000 in principal amount of 2023 Notes for which only the Consent is provided in connection with the 2023 Notes Consent, in each case to soliciting retail brokers for holders holding less than $1,000,000 in aggregate principal amount of the Old Notes that are appropriately designated by their clients to receive this fee.

The Exchange Offers and the Consent Solicitations are made only by and pursuant to the terms and subject to the conditions set forth in the Registration Statement, including the Prospectus.

Retirement of Officer

On July 18, 2022, David Venturella, Senior Vice President, Client Relations of The GEO Group, Inc. (“GEO” or the “Company”), announced his intention to retire effective February 1, 2023. Mr. Venturella joined GEO in 2012 and has served the Company in a number of positions, including as Executive Vice President, Corporate Development, Senior Vice President, Business Development and most recently Senior Vice President, Client Relations.

Mr. Venturella will receive a monthly retirement payment with an approximate aggregate net present value of $335,000 pursuant to his participation in the Senior Officer Retirement Plan. The Company and Mr. Venturella intend to enter into a consulting agreement pursuant to which Mr. Venturella will serve as a consultant to GEO for a two-year period during which time his unvested performance-based shares will continue to vest according to their terms.

Mr. Matthew T. Albence, 52, will succeed Mr. Venturella as Senior Vice President, Client Relations. Mr. Albence’s employment with GEO will commence on September 1, 2022. Mr. Albence will be working with Mr. Venturella until Mr. Venturella’s retirement to ensure a smooth transition.

Updates to Senior Officer Compensation

Effective July 1, 2022, following the approval of the Compensation Committee of the Company’s Board of Directors, the Company increased the target annual cash performance awards for its senior executives. Following this increase, the target annual cash performance award was set at 100% of the executive's annual base salary in the case of the Chief Executive Officer, 80% of the executive's annual base salary in the case of the Chief Financial Officer and 75% of the executive's annual base salary in the case of the remaining Senior Vice Presidents, with such awards to be paid in accordance with the terms of the plan governing the Company’s senior management cash performance awards. With the Compensation Committee’s approval, the Company also provided that such executives will be eligible to participate in the Company's long-term incentive program ("LTI"). The executives will have a target annual equity grant of 100% of the executive's annual base salary in the case of the Chief Executive Officer, 80% of the executive's annual base salary in the case of the Chief Financial Officer, and 75% of the executive's annual base salary in the case of the remaining Senior Vice Presidents, with the actual level of the executives' participation in the LTI to be determined by the Compensation Committee at its discretion, and with such awards to be paid in accordance with the terms of the LTI. Annual equity grant values in future years will be based on a variety of factors, including market data, individual performance, and scope of job responsibilities and may be more or less than the current target.

The Compensation Committee approved these executive compensation changes following a market study by Pay Governance, the Compensation Committee’s executive pay consultant, to ensure that, with respect to the Company’s senior management, the Company is keeping pace with the currently highly competitive labor market environment for leadership talent.

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
•
if we failed to remain qualified as a REIT for those years we elected REIT status, we would be subject to additional corporate income taxes and would not be able to deduct distributions to shareholders when computing our taxable income for those years;

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
the impact of the LIBOR transition;
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
•
the covenants in the indentures governing the Convertible Notes, the 6.00% Senior Notes due 2026, the 5.125% Senior Notes due 2023 and the 5.875% Senior Notes due 2024 and the covenants in our senior credit facility, and following the offering discussed in the Transaction Support Agreement and registered by the Registration Statement, the covenants in the indenture governing the 2028 Private Exchange Notes, the New Notes indenture and the Exchange Credit Agreement impose significant operating and financial restrictions which may adversely affect our ability to operate our business;
•
servicing our indebtedness will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control and we may not be able to generate the cash required to service our indebtedness;
•
because portions of our senior indebtedness have floating interest rates, a general increase in interest rates would adversely affect cash flows;
•
we depend on distributions from our subsidiaries to make payments on our indebtedness and these distributions may not be made;
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
•
public and political resistance to the use of public-private partnerships for secure facilities, electronic monitoring and supervision as alternatives to detention, processing centers and community reentry centers could result in our inability to obtain new contracts or the loss of existing contracts, impact our ability to obtain or refinance debt financing or enter into commercial arrangements, which could have a material adverse effect on our business, financial condition, results of operations and the market price of our securities;
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
•
our ability to identify suitable acquisitions, and to successfully complete and integrate such acquisitions on satisfactory terms, to enhance occupancy levels and the financial performance of assets acquired and estimate the synergies to be achieved as a result of such acquisitions or achieve such synergies;
•
as a result of our acquisitions, we have recorded and will continue to record a significant amount of goodwill and other intangible assets. In the future, our goodwill or other intangible assets may become impaired, which could result in material non-cash charges to our results of operations;
•
we are subject to risks related to corporate social responsibility;
•
our ability to successfully consummate the Exchange Offers and Consent Solicitations, the Private Exchange and the Credit Agreement Exchange (including the outcome and impact of any legal challenges to any of these transactions);
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

We specialize in the ownership, leasing and management of secure facilities, processing centers and reentry facilities and the provision of community-based services in the United States, Australia and South Africa. We own, lease and operate a broad range of secure facilities including maximum, medium and minimum-security facilities, processing centers, as well as community-based reentry facilities. We develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities. We provide innovative technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community based programs. We also provide secure transportation services domestically and in the United Kingdom through our joint venture GEOAmey.

We operated REIT from January 1, 2013 through December 31, 2020. As a REIT, we provided services and conducted other business activities through TRSs. A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax rates and certain qualification requirements. Our use of TRSs permitted us to engage in certain business activities in which the REIT could not engage directly, so long as those activities were conducted in entities that elected to be treated as TRSs under the Code, and enabled GEO to, among other things, provide correctional services at facilities that we own and at facilities owned by our government partners. A TRS is not subject to the distribution requirements applicable to REITs so it may retain income generated by its operations for reinvestment.

On December 2, 2021, we announced that our Board unanimously approved a plan to terminate our REIT status and become a taxable C Corporation, effective for the year ended December 31, 2021. As a result, we are no longer required to operate under REIT rules, including the requirement to distribute at least 90% of REIT taxable income to our shareholders, which provides us with greater flexibility to use our free cash flow. Effective January 1, 2021, we were subject to federal and state income taxes on our taxable income at applicable tax rates and are no longer entitled to a tax deduction for dividends paid. We operated as a REIT for the 2020 tax year, and existing REIT requirements and limitations, including those established by our organizational documents, remained in place until December 31, 2020. In connection with terminating our REIT status, the Board also voted unanimously to discontinue our quarterly dividend.

At June 30, 2022, our worldwide operations include the management and/or ownership of approximately 82,000 beds at 102 secure services and community based facilities, including idle facilities, and also include the provision of community supervision services for an average of more than 400,000 individuals, including nearly 200,000 through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

For the six months ended June 30, 2022 and 2021, we had consolidated revenues of $1,139.4 million and $1,141.8 million, respectively. We maintained an average company-wide facility occupancy rate of 85.5% including 71,575 active beds and excluding

10,406 idle beds which includes those being marketed to potential customers for the six months ended June 30, 2022, and 87.5% including 79,726 active beds and excluding 10,104 idle beds which includes those being marketed to potential customers for the six months ended June 30, 2021. Overall occupancy levels have been lower than prior periods due to the impact of the COVID-19 pandemic as well as the impacts of the Executive Order (as defined below).

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 28, 2022, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the year ended December 31, 2021.

Business Segments

We conduct our business through four reportable business segments: our U.S. Secure Services segment; our Electronic Monitoring and Supervision Services segment; our Reentry Services segment and our International Services segment. We have identified these four reportable segments to reflect our current view that we operate four distinct business lines, each of which constitutes a material part of our overall business. We have determined that our previously reportable business segment, Facility Construction and Design, no longer qualifies as a reportable segment as it no longer meets certain quantitative thresholds and has been aggregated with our International Services reportable business segment. In addition, we appointed a new Chief Executive Officer, the chief operating decision maker, during fiscal 2021. Based on changes to the way our chief operating decision maker views the business and financial results used to allocate resources to our electronic monitoring and supervision services operations, along with the growth of the business, we report the electronic monitoring and supervision services operation as a separate reportable segment. This new segment is presented as Electronic Monitoring and Supervision Services. Previously, the electronic monitoring and supervision services operations were included in our GEO Care reportable segment. In addition, the GEO Care reportable segment was renamed Reentry Services and includes services provided to adults for residential and non-residential treatment, educational and community-based programs, pre-release and half-way house programs. We have retroactively restated our segment presentation for the three and six months ended June 30, 2021 to reflect these changes.

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

Recent Developments

Transaction Support Agreement

On July 18, 2022, the Company entered into a Transaction Support Agreement with the Consenting Creditors setting forth principal terms for a Transaction to address the upcoming maturities of the Company's outstanding debt in 2023, 2024, and 2026. Refer to Note 15 - Subsequent Events of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Executive Order

On January 26, 2021, President Biden signed an executive order directing the United States Attorney General not to renew Department of Justice (“DOJ”) contracts with privately operated criminal detention facilities, as consistent with applicable law. Two agencies of the DOJ, the Federal Bureau of Prisons (“BOP”) and the U.S. Marshals Service (“USMS”), utilize GEO’s support services. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts. As of June 30, 2022, GEO has three company-owned/company-leased facilities under direct contracts with USMS, which have current contract option periods that expire between February 28, 2023 and September 30, 2023. These facilities combined represented approximately 6% of our revenues for the year ended December 31, 2021.

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

COVID-19

We have been and are currently closely monitoring the impact of the COVID-19 pandemic and the efficacy and distribution of COVID-19 vaccines on all aspects of our business and geographies, including how it will impact those entrusted in our care and governmental partners. We did incur disruptions during the six months ended June 30, 2022 from the COVID-19 pandemic and are unable to predict the overall future impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. Refer to further discussion regarding the economic impacts of COVID-19 to our operations in the Outlook section below.

Contract Developments

On June 30, 2022, we announced that the USMS has exercised the current contract option period to continue to utilize the 770-bed Western Region Detention Facility in San Diego, California, which is effective through September 30, 2023. The existing contract also has two additional two-year contract option periods, which if exercised by the USMS, would be effective through September 30, 2025 and September 30, 2027, respectively. Our Western Region Detention Facility contract with the USMS had been operating under a 90-day contract extension which was scheduled to end on June 30, 2022.

Idle Facilities

We are currently marketing 10,361 vacant beds at nine of our idle facilities to potential customers. The carrying values of these idle facilities totaled $272.6 million as of June 30, 2022, excluding equipment and other assets that can be easily transferred for use at other facilities. Refer to Note 11 – Commitments, Contingencies and Other Matters included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2022, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of Second Quarter 2022 and Second Quarter 2021

Revenues

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$353,402	60.1%	$368,394	65.2%	$(14,992)	(4.1)%
Electronic Monitoring and Supervision Services	121,484	20.7%	64,835	11.5%	56,649	87.4%
Reentry Services	65,720	11.2%	77,070	13.6%	(11,350)	(14.7)%
International Services	47,571	8.1%	55,120	9.7%	(7,549)	(13.7)%
Total	$588,177	100.0%	$565,419	100.0%	$22,758	4.0%

U.S. Secure Services

Revenues decreased by $15.0 million in Second Quarter 2022 compared to Second Quarter 2021 primarily due to aggregate decreases of $42.9 million due to the ramp-down/deactivations of our company-owned Big Springs, Flightline and Great Plains Correctional Facilities, our Queens Detention Facility, our managed-only Bay and Graceville Correctional Rehabilitation Facilities, as well as our managed-only George W. Hill Correctional Facility. These decreases were partially offset by aggregate net increases of $15.3 million resulting from the contract activation and ramp up at our company-owned Moshannon Valley Processing Center, Desert View Annex as well as our company-owned Eagle Pass Detention Center. In addition, we experienced aggregate net increases in rates and/or per diem amounts in connection with contract modifications, transportation services and increased occupancies of $12.6 million.

The number of compensated mandays in U.S. Secure Services facilities was approximately 4.5 million in Second Quarter 2022 and 5.0 million in Second Quarter 2021. We experienced an aggregate net decrease of approximately 500,000 mandays as a result of contract terminations, partially offset by contract activations and increases in occupancies discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Secure Services facilities was 90.0% and 88.6% of capacity in the Second Quarter 2022 and Second Quarter 2021, respectively, excluding idle facilities.

Electronic Monitoring and Supervision Services

Revenues increased by $56.6 million in Second Quarter 2022 compared to Second Quarter 2021 due to increases in average participant counts under the Intensive Supervision and Appearance Program ("ISAP").

Reentry Services

Revenues decreased by $11.4 million in Second Quarter 2022 compared to Second Quarter 2021 primarily due to a decrease of $17.3 million as a result of the sale of our youth business which was effective July 1, 2021. This decrease was partially offset by increases of $3.2 million due to new/reactivated contracts, day reporting centers and programs including the activation of our company-owned Tampa Residential Reentry Center in Tampa, Florida in September 2021. Also partially offsetting the decrease was a net aggregate increase of $2.7 million related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals.

International Services

Revenues for International Services decreased by $7.5 million in Second Quarter 2022 compared to Second Quarter 2021 primarily due to foreign exchange rate fluctuations of $3.8 million. We also experienced a decrease of $3.7 million primarily driven by the transition of our management contract for the Dungavel House Immigration Removal Centre in the United Kingdom to the government effective September 30, 2021.

Operating Expenses

	2022	% of Segment Revenues	2021	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$261,525	74.0%	$268,963	73.0%	$(7,438)	(2.8)%
Electronic Monitoring and Supervision Services	59,277	48.8%	28,488	43.9%	30,789	108.1%
Reentry Services	47,042	71.6%	58,829	76.3%	(11,787)	(20.0)%
International Services	43,947	92.4%	48,729	88.4%	(4,782)	(9.8)%
Total	$411,791	70.0%	$405,009	71.6%	$6,782	1.7%

U.S. Secure Services

Operating expenses for U.S. Secure Services decreased by $7.4 million in Second Quarter 2022 compared to Second Quarter 2021 primarily due to decreases of $35.9 million related to the ramp-down/deactivations of our company-owned Big Springs, Flightline and Great Plains Correctional Facilities, our Queens Detention Facility, our managed-only Bay and Graceville Correctional Rehabilitation Facilities, as well as our managed-only George W. Hill Correctional Facility. These decreases were partially offset by aggregate net increases of $11.2 million resulting from the contract activation and ramp up at our company-owned Moshannon Valley Processing Center, Desert View Annex as well as our company-owned Eagle Pass Detention Center. In addition, we experienced aggregate net increases in connection with transportation services, increased occupancies and the variable costs associated with those services of $17.3 million.

Electronic Monitoring and Supervision Services

Operating expenses increased by $30.8 million in Second Quarter 2022 compared to Second Quarter 2021 primarily due to increases in variable costs related to increases in average participant counts under ISAP.

Reentry Services

Operating expenses for Reentry Services decreased by $11.8 million during Second Quarter 2022 compared to Second Quarter 2021 primarily due to a decrease of $14.9 million as a result of the sale of our youth business which was effective July 1, 2021. We also experienced a decrease of $1.0 million due to contract terminations. These decreases were partially offset by increases of $2.0 million due to new/reactivated contracts, day reporting centers and programs including the activation of our company-owned Tampa Residential Reentry Center in Tampa, Florida in September 2021. Also partially offsetting the decreases was a net aggregate increase of $2.1 million related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals.

International Services

Operating expenses for International Services decreased by $4.8 million in Second Quarter 2022 compared to Second Quarter 2021 primarily due to foreign exchange rate fluctuations of $3.5 million. We also experienced a decrease of $1.3 million primarily driven by the transition of our management contract for the Dungavel House Immigration Removal Centre in the United Kingdom to the government effective September 30, 2021.

Depreciation and Amortization

	2022	% of Segment Revenue	2021	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$19,053	5.4%	$20,529	5.6%	$(1,476)	(7.2)%
Electronic Monitoring and Supervision Services	7,962	6.6%	7,355	11.3%	607	8.3%
Reentry Services	4,471	6.8%	4,835	6.3%	(364)	(7.5)%
International Services	530	1.1%	587	1.1%	(57)	(9.7)%
Total	$32,016	5.4%	$33,306	5.9%	$(1,290)	(3.9)%

U.S. Secure Services

U.S. Secure Services depreciation and amortization expense decreased in Second Quarter 2022 compared to Second Quarter 2021 primarily due to certain assets becoming fully depreciated and or amortized as well as certain asset dispositions at our company-owned facilities.

Electronic Monitoring and Supervision Services

Depreciation and amortization expense increased slightly in Second Quarter 2022 compared to Second Quarter 2021 primarily due to certain leasehold improvements and equipment additions.

Reentry Services

Reentry Services depreciation and amortization expense decreased slightly in Second Quarter 2022 compared to Second Quarter 2021 primarily due to certain asset dispositions at our company-owned centers.

International Services

Depreciation and amortization expense decreased slightly in Second Quarter 2022 compared to Second Quarter 2021 primarily due to foreign exchange rate fluctuations.

Other Unallocated Operating Expenses

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$49,296	8.4%	$54,688	9.7%	$(5,392)	(9.9)%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses decreased in Second Quarter 2022 compared to Second Quarter 2021 by $5.4 million primarily due to $7.5 million in one-time employee restructuring expenses incurred in Second Quarter 2021. Partially offsetting this decrease were increased professional fees for financial and legal advisors assisting us in reviewing potential asset sales as well as normal professional, consulting and other administrative expenses.

Non-Operating Expenses

Interest Income and Interest Expense

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$5,562	0.9%	$5,985	1.1%	$(423)	(7.1)%
Interest Expense	$33,225	5.6%	$32,053	5.7%	$1,172	3.7%

Interest income decreased in Second Quarter 2022 compared to Second Quarter 2021 primarily due to the effect of foreign exchange rate fluctuations.

Interest expense increased in Second Quarter 2022 compared to Second Quarter 2021 primarily due to higher balances under the revolver component of our credit facility. During 2021, we drew down significant amounts under our revolver as a conservative precautionary step to preserve liquidity, maintain financial flexibility, and obtain additional funds for general corporate purposes. Also contributing to the increase was the effect of increases in the LIBOR rate.

Gain on Extinguishment of Debt

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Gain on Extinguishment of Debt	$—	(—)%	$1,654	0.3%	$(1,654)	(100.0)%

During Second Quarter 2021, we repurchased $19.5 million in aggregate principal amount of our 5.125% Senior Notes due 2023 at a weighted average price of 90.88% for a total cost of $17.7 million. As a result of this transaction, we recognized a gain on extinguishment of debt of $1.7 million, net of the write-off of associated unamortized deferred loan costs.

(Gain) Loss on Dispositions of Real Estate

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
(Gain) Loss on Dispositions of Real Estate	$(3,680)	(0.6)%	$2,950	0.5%	$(6,630)	(224.7)%

In Second Quarter 2022, we sold our company-owned previously idled Perry County Correctional Facility located in Alabama for a net gain of approximately $3.7 million. In Second Quarter 2021, we disposed of certain assets at our company-owned Queens Detention Center, our company-owned Alle Kiski Pavillion and our company-owned DuPage Interventions center and incurred a net loss on disposition of $3.0 million.

Income Tax Provision

	2022	Effective Rate	2021	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$18,898	26.6%	$5,063	11.2%	$13,835	273.3%

The provision for income taxes and our effective tax rate during Second Quarter 2022 increased compared to Second Quarter 2021 principally due to the Company electing to terminate its REIT status at the end of 2021 and becoming a taxable C corporation. In Second Quarter 2022, there was no net discrete tax expense as compared to a $0.5 million net discrete tax expense in the Second Quarter 2021. We estimate our 2022 annual effective tax rate to be in the range of approximately 27% to 29%, exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$1,480	0.3%	$1,942	0.3%	$(462)	(23.8)%

Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates decreased during Second Quarter 2022 compared to Second Quarter 2021 primarily due to less favorable performance by GEOAmey.

Comparison of Six Months 2022 and Six Months 2021

Revenues

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$704,647	61.8%	$755,405	66.2%	$(50,758)	(6.7)%
Electronic Monitoring and Supervision Services	209,405	18.4%	125,213	11.0%	84,192	67.2%
Reentry Services	127,151	11.2%	152,174	13.3%	(25,023)	(16.4)%
International Services	98,159	8.6%	109,004	9.5%	(10,845)	(9.9)%
Total	$1,139,362	100%	$1,141,796	100.0%	$(2,434)	(0.2)%

U.S. Secure Services

Revenues decreased by $50.8 million in Six Months 2022 compared to Six Months 2021 primarily due to aggregate decreases of $98.0 million due to the ramp-down/deactivations of our company-owned D. Ray James, Rivers, Big Springs, Flightline, Reeves County Detention I & II and Great Plains Correctional Facilities, our Queens Detention Facility, our managed-only Bay and Graceville Correctional Rehabilitation Facilities, as well as our managed-only George W. Hill Correctional Facility. Also included in this decrease is the transition of the operation of our company-owned Guadalupe County Correctional Facility to the New Mexico Corrections Department in November 2021. These decreases were partially offset by aggregate net increases of $19.9 million resulting from the contract activation and ramp up at our company-owned Moshannon Valley Processing Center, Desert View Annex as well as our company-owned Eagle Pass Detention Center. In addition, we experienced aggregate net increases in rates and/or per diem amounts in connection with contract modifications, transportation services and increased occupancies of $27.3 million.

The number of compensated mandays in U.S. Secure Services facilities was approximately 9.0 million in Six Months 2022 and 10.1 million in Six Months 2021. We experienced an aggregate net decrease of approximately 1,100,000 mandays as a result of contract terminations, partially offset by contract activations and increases in occupancies discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Secure Services facilities was 89.6% and 90.5% of capacity in Six Months 2022 and Six Months 2021, respectively, excluding idle facilities.

Electronic Monitoring and Supervision Services

Revenues increased by $84.2 million in Six Months 2022 compared to Six Months 2021 primarily due to increases in average participant counts under ISAP.

Reentry Services

Revenues decreased by $25.0 million in Six Months 2022 compared to Six Months 2021 primarily due to a decrease of $34.3 million as a result of the sale of our youth business which was effective July 1, 2021. This decrease was partially offset by increases of $6.1 million due to new/reactivated contracts, day reporting centers and programs including the activation of our company-owned Tampa Residential Reentry Center in Tampa, Florida in September 2021. Also partially offsetting the decrease was a net aggregate increase of $3.2 million related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals.

International Services

Revenues for International Services decreased by $10.8 million in Six Months 2022 compared to Six Months 2021 primarily due to foreign exchange rate fluctuations of $6.9 million. We also experienced a decrease of $3.9 million primarily driven by the transition of our management contract for the Dungavel House Immigration Removal Centre in the United Kingdom to the government effective September 30, 2021.

Operating Expenses

	2022	% of Segment Revenues	2021	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$515,219	73.1%	$566,741	75.0%	$(51,522)	(9.1)%
Electronic Monitoring and Supervision Services	100,721	48.1%	55,442	44.3%	45,279	81.7%
Reentry Services	93,442	73.5%	116,115	76.3%	(22,673)	(19.5)%
International Services	87,570	89.2%	94,862	87.0%	(7,292)	(7.7)%
Total	$796,952	69.9%	$833,160	73.0%	$(36,208)	(4.3)%

U.S. Secure Services

Operating expenses for U.S. Secure Services decreased by $51.5 million in Six Months 2022 compared to Six Months 2021 primarily due to decreases of $80.2 million related to the ramp-down/deactivations of our company-owned D. Ray James, Rivers, Big Springs, Flightline, Reeves County Detention I & II and Great Plains Correctional Facilities, our Queens Detention Facility, our managed-only Bay and Graceville Correctional Rehabilitation Facilities, as well as our managed-only George W. Hill Correctional Facility. Also included in this decrease is the transition of the operation of our company-owned Guadalupe County Correctional Facility to the New Mexico Corrections Department in November 2021. We also experienced a net decrease of $6.2 million related to certain indirect expenses primarily related to actuarial insurance expense adjustment for general liability and employee medical. These decreases were partially offset by aggregate net increases of $16.6 million resulting from the contract activation and ramp up at our company-owned Moshannon Valley Processing Center, Desert View Annex as well as our company-owned Eagle Pass Detention Center. In addition, we experienced aggregate net increases in connection with transportation services, increased occupancies and the variable costs associated with those services of $18.3 million.

Electronic Monitoring and Supervision Services

Operating expenses increased by $45.3 million in Six Months 2022 compared to Six Months 2021 primarily due to increases in variable costs related to increases in average participant counts under ISAP.

Reentry Services

Operating expenses for Reentry Services decreased by $22.7 million during Six Months 2022 compared to Six Months 2021 primarily due to a decrease of $30.6 million as a result of the sale of our youth business which was effective July 1, 2021. We also experienced a decrease of $2.2 million due to contract termination. These decreases were partially offset by increases of $3.3 million due to new/reactivated contracts, day reporting centers and programs including the activation of our company-owned Tampa Residential Reentry Center in Tampa, Florida in September 2021. Also partially offsetting the decreases was a net aggregate increase of $6.8 million related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals.

International Services

Operating expenses for International Services decreased by $7.3 million in Six Months 2022 compared to Six Months 2021 primarily due to foreign exchange rate fluctuations of $6.1 million. We also experienced a net decrease of $1.2 million primarily driven by the transition of our management contract for the Dungavel House Immigration Removal Centre in the United Kingdom to the government effective September 30, 2021.

Depreciation and Amortization

	2022	% of Segment Revenue	2021	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$41,896	5.9%	$41,248	5.5%	$648	1.6%
Electronic Monitoring and Supervision Services	15,519	7.4%	15,304	12.2%	215	1.4%
Reentry Services	9,498	7.5%	9,718	6.4%	(220)	(2.3)%
International Services	1,041	1.1%	1,153	1.1%	(112)	(9.7)%
Total	$67,954	6.0%	$67,423	5.9%	$531	0.8%

U.S. Secure Services

U.S. Secure Services depreciation and amortization expense increased slightly in Six Months 2022 compared to Six Months 2021 primarily due to renovations at certain of our company-owned facilities. The increase was partially offset by decreases related to certain assets becoming fully depreciated and or amortized as well as certain asset dispositions at our company-owned facilities.

Electronic Monitoring and Supervision Services

Depreciation and amortization expense increased slightly in Six Months 2022 compared to Six Months 2021 primarily due to certain leasehold improvements and equipment additions.

Reentry Services

Reentry Services depreciation and amortization expense decreased slightly in Six Months 2022 compared to Six Months 2021 primarily due to certain asset dispositions at our company-owned centers.

International Services

Depreciation and amortization expense decreased slightly in Six Months 2022 compared to Six Months 2021 primarily due to foreign exchange rate fluctuations.

Other Unallocated Operating Expenses

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$97,856	8.6%	$103,167	9.0%	$(5,311)	(5.1)%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses decreased in Six Months 2022 compared to Six Months 2021 by $5.3 million primarily due to one-time employee restructuring expenses of $7.5 million incurred in Six Months 2021. Partially offsetting this decrease were increased professional fees for financial and legal advisors assisting us in reviewing potential asset sales as well as normal professional, consulting and other administrative expenses.

Non-Operating Expenses

Interest Income and Interest Expense

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$11,190	1.0%	$12,187	1.1%	$(997)	(8.2)%
Interest Expense	$64,846	5.7%	$63,897	5.6%	$949	1.5%

Interest income decreased in Six Months 2022 compared to Six Months 2021 primarily due to the effect of foreign exchange rate fluctuations.

Interest expense increased in Six Months 2022 compared to Six Months 2021 primarily due to higher balances on the revolver component of our credit facility. During 2021, we drew down significant amounts on our revolver as a conservative precautionary step to preserve liquidity, maintain financial flexibility, and obtain additional funds for general corporate purposes. Also contributing to the increase was the effect of increases in the LIBOR rate.

Gain on Extinguishment of Debt

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Gain on Extinguishment of Debt	$—	0.0%	$4,693	0.4%	$(4,693)	(100.0)%

During Six Months 2021, we repurchased $22.5 million in aggregate principal amount of our 5.125% Senior Notes due 2023 at a weighted average price of 90.68% for a total cost of $20.4 million. We also repurchased $17.2 million in aggregate principal amount of our 5.875% Senior Notes due 2024 at a weighted average price of 79.51% for a total cost of $13.7 million. As a result of these transactions, we recognized a gain on extinguishment of debt of $4.7 million, net of the write-off of associated unamortized deferred loan costs.

Gain on Dispositions of Real Estate

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Gain on Dispositions of Real Estate	$3,053	0.3%	$10,379	0.9%	$(7,326)	(70.6)%

The net gain in Six Months 2022 was primarily due to the sale of our Perry County Correctional Facility located in Alabama. The net gain in Six Months 2021 is primarily due to the sale of our interest in Talbot Hall, located in New Jersey, and the sale of our company-owned McCabe Center, located in Texas.

Income Tax Provision

	2022	Effective Rate	2021	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$36,860	29.3%	$12,999	12.8%	$23,861	183.6%

The provision for income taxes and our effective tax rate increased during Six Months 2022 compared to Six Months 2021 principally due to the Company electing to terminate its REIT status at the end of 2021 and becoming a taxable C corporation. In both Six Months 2022 and Six Months 2021, there was a net $1.9 million discrete tax expense. Included in the provision for income taxes in Six Months 2022 and Six Months 2021 were a $2.0 million and $2.3 million discrete tax expense related to stock compensation that vested during the respective periods. We estimate our 2022 annual effective tax rate to be in the range of approximately 27% to 29%, exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$2,715	0.2%	$4,007	0.4%	$(1,292)	(32.2)%

Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates decreased during Six Months 2022 compared to Six Months 2021 primarily due to less favorable performance by GEOAmey.

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

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing active capital projects will be approximately $30.3 million of which $9.5 million was spent through June 30, 2022. We estimate that the remaining capital requirements related to these capital projects will be $20.8 million which will be spent through the remainder of 2022.

We plan to fund all of our capital needs, including capital expenditures, from cash on hand, cash from operations, borrowings under our Credit Facility and any other financings which our management and Board, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under our $900.0 million Revolver. Our management believes that our financial resources and sources of liquidity will allow us to manage the continued impact of COVID-19 on our business, financial condition, results of operations and cash flows. For the full-year 2022, we have reduced our planned capital spending by deferring capital expenditure projects where possible and closely managing our working capital. We previously completed our annual budgeting process and have identified cost savings at the corporate and facility level. Additionally, we may from time to time pursue transactions to deleverage our balance sheet and reduce our funded recourse debt, including our nearer term maturities consisting of our 5.125% Senior Notes due 2023, our 5.875% Senior Notes due 2024 and our Credit Facility, which transactions may include, subject to market conditions, the proposed transactions set forth in the Transaction Support Agreement discussed below, capital markets transactions, repurchases, redemptions, exchanges or other refinancing of our existing debt, the potential sale of additional assets and businesses and/or other strategic transactions. Our management believes that cash on hand, cash flows from operations and availability under our Credit Facility will be adequate to support our capital requirements for 2022 as disclosed under “Capital Requirements” above. The challenges posed by COVID-19, as well as the current political environment, generally and on our business are continuing to evolve. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to the proposed transactions set forth in the Transaction Support Agreement, the Executive Order and COVID-19.

Liquidity and Capital Resources

Indebtedness

Transaction Support Agreement

As previously reported, beginning in November 2021, we commenced discussions with (i) the Noteholder Group of our Senior Notes, (ii) certain members of the Term Lender Group under our Existing Credit Agreement and the Term Loans, and (iii) the Agent and certain lenders that have provided the Revolving Credit Loans and Revolving Credit Commitments under the Existing Credit Agreement concerning a potential refinancing, exchange, recapitalization, or other transaction or series of transactions to reduce our funded recourse debt and address its nearer term maturities. We undertook these discussions on a confidential basis pursuant to non-disclosure agreements with the applicable members of the Noteholder Group and the Term Lender Group, and, in the case of the Agent and the RCF Lenders, the confidentiality provisions of the Existing Credit Agreement.

On July 18, 2022, we entered into a Transaction Support Agreement with the Consenting Creditors setting forth principal terms for a Transaction to address the upcoming maturities of our outstanding debt in 2023, 2024, and 2026.

The Transaction Support Agreement contemplates, among other things, the following:

•

Amending the Existing Credit Agreement to permit the indebtedness and liens contemplated to be incurred under the Exchange Credit Agreement, the New Notes and the 2028 Private Exchange Notes, among other modifications;

•

Exchanging approximately 81% of the aggregate principal amount of Revolving Credit Commitments and the Term Loans outstanding under our Existing Credit Agreement for a combination of cash and new commitments and loans under a new credit agreement with a three-year maturity extension to March 2027;

•

With respect to certain Consenting RCF Lenders who opt out of extending the maturity of their Revolving Credit Loans and Revolving Credit Commitments, the assignment of an agreed portion of such Revolving Credit Loans and Revolving Credit Commitments to certain other Consenting Creditors, with such other Consenting Creditors subsequently exchanging the Revolving Credit Loans thereby acquired for term loans under the Exchange Credit Agreement;

•	Commencing the Exchange Offers and Consent Solicitations for any and all 2023 Notes and 2024 Notes; and

•

Exchanging approximately $239 million of 2026 Notes held by Consenting 2026 Noteholders as of July 18, 2022, for newly issued 9.500% Senior Second Lien Secured Notes maturing on December 31, 2028 and amending certain provisions of the indenture for the 2026 Senior Notes.

In July 2022, Moody’s Investors Service downgraded our issuer rating to Caa2 and Standard & Poor’s S&P Global downgraded our issuer rating to CC. These downgrades were a direct result of the rating agencies’ methodologies of how to rate companies during the proposed Transaction. The ratings should be re-assessed once the Transaction and new debt maturity profile discussed above are finalized.

Refer to Note 15 - Subsequent Events of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

6.50% Exchangeable Senior Notes due 2026

On February 24, 2021, our wholly-owned subsidiary, GEOCH, completed a private offering of $230 million aggregate principal amount of 6.50% Exchangeable Notes due 2026, which included the full exercise of the initial purchasers’ over-allotment option to purchase an additional $30 million aggregate principal amount of Convertible Notes. The Convertible Notes will mature on February 23, 2026, unless earlier repurchased or exchanged. The Convertible Notes bear interest at the rate of 6.50% per year plus an additional amount based on the dividends paid by GEO on its common stock. Interest on the notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021.

Subject to certain restrictions on share ownership and transfer, holders may exchange the notes at their option prior to the close of business on the business day immediately preceding November 25, 2025, but only under the following circumstances: (1) during the five consecutive business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the exchange rate for the notes on each such trading day; or (2) upon the occurrence of certain specified corporate events. On or after November 25, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, holders may exchange their notes at any time, regardless of the foregoing circumstances. Upon exchange of a note, we will pay or deliver, as the case may be, cash or a combination of cash and shares of our common stock. As of June 30, 2022, conditions had not been met to exchange the notes.

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

We used the net proceeds from this offering, including the exercise in full of the initial purchasers' over-allotment option to fund the redemption of the then outstanding amount of approximately $194.0 million of our 5.875% Senior Notes due 2022, to re-purchase additional senior notes and we used the remaining net proceeds to pay related transaction fees and expenses, and for general corporate purposes of the Company. As a result of the redemption, deferred loan costs in the amount of approximately $0.7 million were written off to loss on extinguishment of debt during the six months ended June 30, 2021.

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

As of June 30, 2022, we had approximately $758.0 million in aggregate borrowings outstanding under our term loan, approximately $735.0 million in borrowings under our revolver, and approximately $99.0 million in letters of credit which left approximately $66.0 million in additional borrowing capacity under the revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of June 30, 2022 was 3.20%.

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

Australia - Ravenhall

In connection with a design and build project agreement with the State of Victoria, in September 2014, we entered into a syndicated facility agreement (the "Construction Facility") to provide debt financing for construction of the project. The Construction Facility provided for non-recourse funding up to AUD 791.0 million, or approximately $545.2 million, based on exchange rates as of June 30, 2022. In accordance with the terms of the contract, upon completion and commercial acceptance of the project in late 2017, the State of Victoria made a lump sum payment of AUD310 million, or approximately $213.7 million, based on exchange rates as of June 30, 2022. The term of the Construction Facility was through September 2020 and bore interest at a variable rate quoted by certain Australian banks plus 200 basis points. On May 22, 2019, we completed an offering of AUD 461.6 million, or $318.2 million, based on exchange rates as of June 30, 2022, aggregate principal amount of the Non-Recourse Notes. The amortizing Non-Recourse Notes were issued by Ravenhall Finance Co Pty Limited in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Non-Recourse Notes were issued with a coupon and yield to maturity of 4.23% with a maturity date of March 31, 2042. The net proceeds from this offering were used to refinance the outstanding Construction Facility and to pay all related fees, costs and expenses associated with the transaction.

Other

In August 2020, we entered into two identical promissory notes in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the promissory notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. We have entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at June 30, 2022 is $0.6 million of deferred loan costs incurred in the transaction. Refer to Note 9 - Derivative Financial Instruments and Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

In addition to the debt outstanding under the Credit Facility, the 6.50% Exchangeable Notes due 2026, the 6.00% Senior Notes due 2026, the 5.125% Senior Notes due 2023, and the 5.875% Senior Notes due 2024, we also have significant debt obligations which, although these obligations are non-recourse to us, require cash expenditures for debt service. Our significant debt obligations could have material consequences. See “Risk Factors-Risks Related to Our High Level of Indebtedness” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. We are exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. We also have guaranteed certain obligations for certain of our international subsidiaries. These non-recourse obligations, commitments and contingencies and guarantees are further discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

During the six months ended June 30, 2021, we repurchased $22.5 million in aggregate principal amount of our 5.125% Senior Notes due 2023 at a weighted average price of 90.68% for a total cost of $20.4 million. Additionally, we repurchased $17.2 million in aggregate principal amount of our 5.875% Senior Notes due 2024 at a weighted average price of 79.51% for a total cost of $13.7 million. As a result of these repurchases, we recognized a net gain on extinguishment of debt of $4.7 million, net of the write-off of associated unamortized deferred loan costs. There were no debt repurchases during the six months ended June 30, 2022.

Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our indebtedness.

We consider opportunities for future business and/or asset acquisitions or dispositions as we deem appropriate when market conditions present opportunities. If we are successful in our pursuit of any new projects, our cash on hand, cash flows from operations and borrowings under the existing Credit Facility may not provide sufficient liquidity to meet our capital needs and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. Additionally, the magnitude, severity and duration of the COVID-19 pandemic may negatively impact the availability of opportunities for future business and/or asset acquisitions or asset dispositions and market conditions generally. In the future, our access to capital and ability to compete for future capital intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the 5.125% Senior Notes due 2023, the indenture governing the 5.875% Senior Notes due 2024, the indenture governing the 6.00% Senior Notes due 2026, the indenture governing our Convertible Notes and our Credit Agreement. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse effect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we were in compliance with our debt covenants as of June 30, 2022 and we expect to continue to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

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

Summarized statement of operations (in thousands):

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net operating revenues	$1,034,237	$1,027,471
Income from operations	160,790	130,664
Net income	72,803	73,392
Net income attributable to The GEO Group, Inc.	72,803	73,392

Summarized balance sheets (in thousands):

	June 30, 2022	December 31, 2021
Current assets	$835,649	$707,457
Noncurrent assets (a)	3,062,289	3,115,622
Current liabilities	315,616	314,233
Noncurrent liabilities (b)	2,804,366	2,820,252

(a) Includes amounts due from non-guarantor subsidiaries of $16.2 million and $22.5 million as of June 30, 2022 and December 31, 2021, respectively.

(b) Includes amounts due to non-guarantor subsidiaries of $14.0 million and $14.8 million as of June 30, 2022 and December 31, 2021, respectively.

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

Cash Flow

Cash, cash equivalents and restricted cash and cash equivalents as of June 30, 2022 was $636.8 million, compared to $517.1 million as of June 30, 2021.

Operating Activities

Net cash provided by operating activities amounted to $172.0 million for the six months ended June 30, 2022 versus net cash provided by operating activities of $205.6 million for the six months ended June 30, 2021. Cash provided by operating activities during the six months ended June 30, 2022 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, discount and/or premium and other non-cash interest, dividends received from unconsolidated joint ventures and stock-based compensation expense. Equity in earnings of affiliates, net of tax and gain on assets held for sale negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by $2.7 million, representing a positive impact on cash. The increase was primarily driven by the favorable timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities decreased by $6.1 million which negatively impacted cash. The decrease was primarily driven by the timing of payments. Additionally, cash provided by operating activities for the six months ended June 30, 2022 was positively impacted by a decrease in changes in contract receivable related to our correctional facility in Ravenhall, Australia of $3.3 million which was a result of the timing of interest accruals and payments received towards the contract receivable.

Net cash provided by operating activities during the six months ended June 30, 2021 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, discount and/or premium and other non-cash interest, loss on sale/disposal of property and equipment and stock-based compensation expense. Equity in earnings of affiliates, net of tax, negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by $53.0 million, representing a positive impact on cash. The decrease was primarily driven by the favorable timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities decreased by $15.1 million which negatively impacted cash. The increase was primarily driven by the timing of payments. Additionally, cash provided by operating activities for the six months ended June 30, 2021 was positively impacted by a decrease in changes in contract receivable related to our correctional facility in Ravenhall, Australia of $3.2 million which was a result of the timing of interest accruals and payments received towards the contract receivable.

Investing Activities

Net cash used in investing activities of $19.3 million during the six months ended June 30, 2022 was primarily the result of capital expenditures of $36.1 million partially offset by proceeds from assets held for sale of $15.8 million. Net cash used in investing activities of $32.3 million during the six months ended June 30, 2021 was primarily the result of capital expenditures of $44.3 million partially offset by proceeds from dispositions of real estate of $13.2 million.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2022 was approximately $59.9 million compared to net cash provided by financing activities of $32.5 million during the six months ended June 30, 2021. Net cash used in financing activities during the six months ended June 30, 2022 was primarily the result of payments on long-term debt of $54.3 million and payments on non-recourse debt of $4.3 million. Net cash provided by financing activities during the six months ended June 30, 2021 was primarily due to proceeds from long-term debt of $435.0 million partially offset by dividends paid of $30.5 million, payments on long-term debt of $356.8 million, payments on non-recourse debt of $3.8 million and debt issuance costs of $9.6 million.

Non-GAAP Measures

Adjusted Funds from Operations ("AFFO") is defined as net income attributable to GEO adjusted by adding non-cash expenses such as depreciation and amortization, stock-based compensation expense, the amortization of debt issuance costs, discount and/or premium and other non-cash interest, gain/loss on real estate assets, and by subtracting facility maintenance capital expenditures and other non-cash revenue and expenses. From time to time, AFFO is also adjusted for certain items which by their nature are not comparable from period to period or that tend to obscure our actual operating performance, including for the periods presented gain on the extinguishment of debt, pre-tax, one-time employee restructuring expenses, pre-tax and tax effect of adjustments to net income attributable to GEO.

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

Our reconciliation of net income attributable to The GEO Group, Inc. to AFFO for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income attributable to GEO	$53,727	$41,959	$91,946	$92,504
Add (Subtract):
Depreciation and amortization	32,016	33,306	67,954	67,423
Facility maintenance capital expenditures	(4,277)	(2,900)	(9,005)	(5,567)
Stock-based compensation expense	3,556	4,023	9,869	11,426
Other non-cash revenue & expenses	—	(1,102)	—	(2,204)
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	1,907	1,903	3,755	3,586
(Gain) loss on real estate assets	(3,680)	2,950	(3,053)	(10,379)
Other Adjustments
Add (Subtract):
Gain on extinguishment of debt, pre-tax	—	(1,654)	—	(4,693)
One-time employee restructuring expenses, pre-tax	—	7,459	—	7,459
Tax effect of adjustments to net income attributable to GEO *	926	(454)	768	3,939
Adjusted Funds from Operations	$84,175	$85,490	$162,234	$163,494

* Tax effect of adjustments relate to (gain) loss on real estate assets, one-time employee restructuring expenses and gain on extinguishment of debt. In connection with the termination of our REIT status effective for the year ended December 31, 2021, the tax effect of adjustments to net income attributable to GEO have been presented for second quarter and year to date 2021 to reflect the applicable tax rates that we would have been subject to as a taxable C Corporation.

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

Economic Impact

The COVID-19 pandemic and related government-imposed mandatory closures, shelter in-place restrictions and social distancing protocols and increased expenditures on engineering controls, personal protective equipment, diagnostic testing, medical expenses, temperature scanners, protective plexiglass barriers and increased sanitation have had, and will continue to have, a severe impact on global economic conditions and the environment in which we operate. In early 2020, we began to observe negative impacts from the pandemic on our performance in our secure services business. In addition to court mandates related to COVID-19 that limit capacity utilization at certain facilities, a driver of low utilization across ICE facilities have been the Title 42 COVID-19 related restrictions that have been in place at the Southwest border since March 2020. Additionally, our reentry services business conducted through our Reentry Services business segment has also been negatively impacted, specifically our residential reentry centers were impacted due to lower levels of referrals by federal, state and local agencies. Throughout the pandemic, new intake at residential reentry centers have significantly slowed down as governmental agencies across the country have opted for non-residential alternatives, including furloughs, home confinement and day reporting. We expect that the COVID-19 pandemic will continue to have an impact on our populations for at least part of 2022, depending on various factors. While we experienced a significant increase in COVID-19 cases at the end of the fourth quarter of 2021 and in the early part of 2022, consistent with the spread of the Omicron variant across the country, we are currently experiencing relatively low levels of COVID-19 cases among our staff and the individuals in our care. If we are unable to mitigate the transmission of COVID-19 at our facilities, we could experience a material adverse effect on our financial position, results of operations and cash flows. Although we are unable to predict the duration or scope of the COVID-19 pandemic or estimate the extent of the overall future negative financial impact to our operating results, an extended period of depressed economic activity necessitated to combating the disease, and the severity and duration of the related global economic crisis may adversely impact our future financial performance.

Revenue

Due to the uncertainty surrounding the COVID-19 pandemic, we are unable to determine the future landscape of growth opportunities in the near term; however, any positive trends may, to some extent, be adversely impacted by government budgetary constraints in light of the pandemic or any changes to a government's willingness to maintain or grow public-private partnerships in the future. While state finances overall were stable prior to the COVID-19 pandemic, future budgetary pressures may cause state agencies to pursue a number of cost savings initiatives which may include reductions in per diem rates and/or the scope of services provided by private operators or the decision to not re-bid a contract after expiration of the contract term. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Additionally, if state budgetary constraints, as discussed above, develop, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Any positive trends in the industry may be offset by several factors, including budgetary constraints, contract modifications, contract terminations, contract non-renewals, contract re-bids and/or the decision to not re-bid a contract after expiration of the contract term and the impact of any other potential changes to the willingness or ability to maintain or grow public-private partnerships on the part of other government agencies. We believe we have a strong relationship with our government agency partners and we believe that we operate facilities that maximize security, safety and efficiency while offering our suite of GEO Continuum of Care programs, services and resources.

On January 26, 2021, President Biden signed an executive order directing the United States Attorney General not to renew DOJ contracts with privately operated criminal detention facilities, as consistent with applicable law. Two agencies of the DOJ, the BOP and the USMS, utilize GEO’s support services. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts. As of June 30, 2022, GEO has three company-owned/company-leased facilities under direct contracts with USMS, which have current contract option periods that expire between February 28, 2023 and September 30, 2023. These facilities combined represented approximately 6% of our revenues for the year ended December 31, 2021.

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

California enacted legislation that became effective on January 1, 2020 aimed at phasing out public-private partnership contracts for the operation of secure correctional facilities and detention facilities within California and facilities outside of the State of California housing State of California inmates. Currently, we have four public-private partnership contracts in place with ICE relating to secure services facilities located in California. These facilities/annexes generated approximately $160 million in combined annual revenues during the year ended December 31, 2021, and their contracts do not expire until December of 2034. GEO and the DOJ have filed separate legal actions challenging the constitutionality of the attempted ban on new federal contracts entered into after the effective date of the California law. On October 5, 2021, the Ninth Circuit Court of Appeals reversed a prior U.S. District Court decision dismissing the requests by GEO and the United States for declaratory and injunctive relief and ruled that AB32 conflicts with federal law in violation of the Supremacy Clause of the U.S. Constitution and discriminates against the federal government in violation of the intergovernmental immunity doctrine. On April 26, 2022, the Ninth Circuit granted California’s petition for an en banc hearing and vacated the previous panel’s opinion. En banc arguments took place the week of June 21, 2022, in Pasadena, California.

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

Effective April 6, 2022, Delaware County, Pennsylvania took over management of the managed-only George W. Hill Correctional Facility. The George W. Hill Correctional Facility generated approximately $46 million in annualized revenue for GEO.

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

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related costs represented 59.7% and 59.2% of our operating expenses during the six months ended June 30, 2022 and 2021, respectively. Additional significant operating expenses include food, utilities and medical costs. During the six months ended June 30, 2022 and 2021, operating expenses totaled 70.0% and 73.0%, respectively, of our consolidated revenues. We expect our operating expenses as a percentage of revenues in 2022 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. We also expect that our operating expenses will be impacted by the effect of inflation on costs related to personnel, utilities, insurance, and medical and food, among other operational costs. During 2022, we will incur carrying costs for facilities that are currently vacant.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During the six months ended June 30, 2022 and 2021, general and administrative expenses totaled 8.6% and 9.0%, respectively, of our consolidated revenues. We expect general and administrative expenses as a percentage of revenues in 2022 to remain consistent or decrease as a result of cost savings initiatives.

Idle Facilities

We are currently marketing 10,361 vacant beds at seven of our U.S. Secure Services and at two of our Reentry Services idle facilities to potential customers. The annual net carrying cost of our idle facilities in 2022 is estimated to be $21.8 million, including depreciation expense of $12.3 million. As of June 30, 2022, these nine facilities had a combined net book value of $272.6 million. We currently do not have any firm commitment or agreement in place to activate the remaining facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. These idle facilities are included in the U.S. Secure Services and Reentry Services segments. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if the nine remaining idle facilities were to be activated using our U.S. Secure Services and Reentry Services average per diem rates in 2022 (calculated as the U.S. Secure Services and Reentry Services revenue divided by the number of U.S. Secure Services and Reentry Services mandays) and based on the average occupancy rate in our facilities through June 30, 2022, we would expect to receive incremental annualized revenue of approximately $270 million and an annualized increase in earnings per share of approximately $0.30 to $0.35 per share based on our average operating margins.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Credit Facility. Payments under the Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Credit Facility of approximately $1,493 million and approximately $99.0 million in outstanding letters of credit, as of June 30, 2022, for every one percent increase in the average interest rate applicable to the Credit Facility, our total annual interest expense would increase by approximately $16 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the Australian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of June 30, 2022, every 10 percent change in historical currency rates would have approximately a $14.0 million effect on our financial position and approximately a $1.3 million impact on our results of operations during the six months ended June 30, 2022.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting during the quarter ended June 30, 2022.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On July 7, 2020, a purported shareholder class action lawsuit was filed against the Company, its then Chief Executive Officer, George C. Zoley (“Mr. Zoley”), and its Chief Financial Officer, Brian R. Evans (“Mr. Evans”), in the U.S. District Court for the Southern District of Florida. On October 1, 2020, the court entered an unopposed order appointing lead plaintiffs, approving the selection of counsel, dismissing the initial complaint, and setting a deadline for the filing of an amended complaint. On November 18, 2020, the lead plaintiffs filed a consolidated class action amended complaint. The amended complaint alleged that the Company and Messrs. Zoley and Evans––as well as J. David Donahue (“Mr. Donahue”), the Company’s former Senior Vice President and President of the U.S. Secure Services division, and Ann M. Schlarb (“Ms. Schlarb”), the Company’s Senior Vice President and President of the GEO Care division––made materially false and misleading statements and/or omissions related to GEO’s business––including quality of operations, corporate social responsibility, competitive strengths, pending litigation, business strategies, health and safety, sources of financing, dividend expectations, and COVID-19 procedures. The amended complaint was brought by lead plaintiffs James Michael DeLoach and Edward Oketola, individually and on behalf of a class consisting of all persons and entities––other than the defendants, the officers and directors of the Company, members of their immediate families and their legal representatives, heirs, successors or assigns and any entity in which the defendants have or had a controlling interest––who purchased or otherwise acquired the Company’s securities during the alleged class period from November 7, 2018 to August 5, 2020, inclusive. The amended complaint alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and alleged that Messrs. Zoley, Evans, and Donahue and Ms. Schlarb violated Section 20(a) of the Exchange Act. On December 18, 2020, the defendants filed a motion to dismiss the amended complaint. On September 23, 2021, the court granted the motion to dismiss in part, and denied it in part. The court dismissed all claims against Messrs. Evans and Donahue, and Ms. Schlarb. The court also dismissed all claims against GEO and Mr. Zoley other than claims related to GEO's disclosures about pending litigation and directed plaintiffs to file an amended complaint in conformance with the court's order. On October 4, 2021, plaintiffs filed a consolidated class action second amended complaint. The second amended complaint alleges that GEO and Mr. Zoley violated Sections 10(b) and 20(a) of the Exchange Act by making materially false and misleading statements and/or omissions related to pending litigation, and seeks relief on behalf of a putative class consisting of all persons and entities––other than the defendants, the officers and directors of the Company, members of their immediate families and their legal representatives, heirs, successors or assigns and any entity in which the defendants have or had a controlling interest––who purchased or otherwise acquired the Company’s securities during the alleged class period from November 9, 2018 to August 5, 2020, inclusive. The second amended complaint seeks damages, interest, attorneys’ fees, expert fees, other costs, and such other relief as the court may deem proper. On October 18, 2021, GEO and Mr. Zoley filed a motion to dismiss and/or to strike, arguing that the second amended complaint failed to comply with the court's prior dismissal order and contains allegations beyond the disclosures and time period permitted by the court. On June 21, 2022, the court granted the motion in part, and dismissed all claims in the second amended complaint other than those related to the Company’s statements about pending lawsuits made prior to July 17, 2019. On July 1, 2022, the Company and Mr. Zoley filed answers to the second amended complaint.

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

On November 12, 2021, a putative shareholder derivative complaint was filed in the U.S. District Court for the Southern District of Florida against the Company, as well as its then Chief Executive Officer, Mr. Zoley, its Chief Financial Officer, Mr. Evans, Ms. Schlarb, its Senior Vice President and President of the GEO Care division, David Venturella, its Senior Vice President, J. David Donahue, its former Senior Vice President and President, of the U.S. Secure Services division, and current and former Company directors Richard H. Glanton, Anne N. Foreman, Christopher C. Wheeler, Julie M. Wood, Guido van Hauwermeiren, Scott M. Kernan, Jose Gordo, and Duane Helkowski (collectively, “Defendants”). The complaint alleges that the individual Defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The complaint also alleges breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets against the individual Defendants relating to purported healthcare and quality of care deficiencies, an allegedly inadequate response to the COVID-19 pandemic, alleged forced labor by detainees, and alleged exposure to pending litigation, which purportedly led to damage to GEO. On January 14, 2022, the parties filed a joint motion to stay the action. On January 18, 2022, the court entered an Order Granting Joint Motion to Stay and Administratively Closing Case, staying this action pending the resolution of the federal purported shareholder class action lawsuit described above.

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

In the time since the Colorado suit was initially filed, four similar lawsuits have been filed - two in Washington and two in California. The first of the two Washington lawsuits was filed on September 9, 2017 by immigration detainees against the Company in the U.S. District Court for the Western District of Washington. The second lawsuit was filed on September 20, 2017 by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. The plaintiffs claimed that Washington State minimum wage laws should be enforced with respect to detainees who volunteer to participate in a Voluntary Work Program administered by GEO at the Center as required by the U.S. Department of Homeland Security under the terms of GEO’s contract. The Center houses persons in the custody of federal immigration authorities while their immigration status is being determined by the federal government.

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

GEO strongly disagrees with the verdict and judgments in the retrial of the lawsuits. GEO has raised several issues on appeal to the U.S. Court of Appeals for the Ninth Circuit, including the applicability of the state of Washington’s Minimum Wage Act to detainees who participate in the federally mandated Voluntary Work Program at the Northwest ICE Processing Center (the “Center”), and the

affirmative defenses that GEO believes were wrongly dismissed in these cases. GEO looks forward to having those and other related issues heard on appeal based on GEO’s belief that the cases were wrongly decided. GEO intends to take all necessary steps to vigorously defend itself. The Company has not established an accrual for this judgment as it believes a potential loss related to this case is not probable.

Current and former detainees of the Mesa Verde ICE Processing Center and the Golden State Annex ICE Processing Center filed a class action lawsuit on July 13, 2022, against the Company in the U.S. District Court for the Eastern District of California, Fresno Division. This lawsuit is similar to the cases in Colorado, Washington and California discussed above. The complaint alleges that federal detainees who volunteer to participate in the Voluntary Work Program ("VWP") at GEO’s Mesa Verde and Golden State Annex ICE facilities are employees of GEO and entitled to the state’s minimum wage. Plaintiffs also make claims for unjust enrichment, human trafficking and forced labor. GEO believes it operates the VWP in full compliance with its contract with ICE and all applicable laws, regulations, and standards. GEO strongly disagrees with the allegations of the complaint and intends to take all necessary steps to vigorously defend itself.

On December 30, 2019, the Company filed a lawsuit for declaratory and injunctive relief challenging California’s newly enacted law - Assembly Bill 32 ("AB-32") - which bars the federal government from engaging the Company or any other government contractors to provide detention services for illegal immigrants. The Company’s claims, as described in the lawsuit, are grounded in authoritative legal doctrine that under the Constitution’s Supremacy Clause, the federal government is free from regulation by any state. By prohibiting federal detention facilities in California, the suit argues AB-32 substantially interferes with the ability of USMS and ICE to carry out detention responsibilities for the federal government. Secondly, because AB-32 creates exceptions to the State of California when using the Company or any government contractors (to alleviate overcrowding), California’s statute unlawfully discriminates against the federal government. On December 31, 2019, GEO filed its motion for a preliminary injunction restraining California’s Governor and Attorney General from enforcing AB-32 against the Company’s detention facilities on behalf of USMS and ICE. On January 24, 2020, the United States filed a lawsuit challenging AB-32. The court heard motions for preliminary injunction from the Company and the United States on July 16, 2020. The court ordered the parties to submit supplemental briefing and indicated it would render an opinion sometime after the filing deadline of August 18, 2020. On July 20, 2020, the court consolidated both lawsuits. On October 8, 2020, the court issued an order granting, in part, and denying in part, the Company and the United States’ motions and California’s motion to dismiss. Among other findings, the court (1) dismissed the Company’s intergovernmental immunity claims as well as the United States’ preemption claims as applied to ICE facilities; (2) found that the Company and the United States were likely to succeed on the preemption claims as applied to U.S. Marshals’ facilities and enjoined enforcing AB-32 against those facilities; and (3) refused to enjoin California from enforcing AB-32 against ICE contracts with the Company and the United States. The Company and the United States appealed to the Ninth Circuit Court of Appeals. Oral argument was held on June 7, 2021. On October 5, 2021, the Ninth Circuit Court of Appeals reversed the lower court’s decision, holding that AB-32 conflicted with federal law and could not stand. On April 26, 2022, the Ninth Circuit granted California’s petition for an en banc hearing and vacated the previous panel’s opinion. En banc arguments took place the week of June 21, 2022, in Pasadena, California.

On April 29, 2021, the Company filed a lawsuit for declaratory and injunctive relief challenging the State of Washington’s newly enacted law – House Bill 1090 ("EHB 1090") – that purports to prohibit the United States from using detention facilities operated by private contractors to house detainees in the custody of U.S. Immigration and Customs Enforcement (“ICE”). The court has entered a stay in this action pending the final resolution of the AB-32 appeal.

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

ITEM 1A. RISK FACTORS.

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2020 Form 10-K”) includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. We encourage you to read these risk factors in their entirety.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2022 to April 30, 2022	2,585	$6.61	—	$—
May 1, 2022 to May 31, 2022	—	$—	—	$—
June 1, 2022 to June 30, 2022	—	$—	—	$—
Total	2,585		—

(1)
We withheld 2,585 shares through net share settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees. These transactions were not made as part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

(A)
Exhibits

10.1

Transaction Support Agreement, dated as of July 18, 2022, by and among The GEO Group, Inc., the Agent and the Consenting Creditors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 19, 2022).

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2022, has been formatted in Inline XBRL (included with the Exhibit 101 attachments).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date:	August 8, 2022	/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer
(duly authorized officer and principal financial officer)