Form 10-Q
period 2022-09-30
GEO GROUP INC
filed 2022-11-08
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 2, 2022, the registrant had 124,150,091 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2022 AND 2021

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues	$616,683	$557,277	$1,756,045	$1,699,073
Operating expenses	436,210	399,900	1,233,162	1,233,060
Depreciation and amortization	32,330	32,883	100,284	100,306
General and administrative expenses	50,022	50,475	147,878	153,642
Operating income	98,121	74,019	274,721	212,065
Interest income	5,111	5,990	16,301	18,177
Interest expense	(46,537)	(32,525)	(111,383)	(96,422)
(Loss) Gain on extinguishment of debt	(37,487)	—	(37,487)	4,693
Gain (loss) on asset divestitures	29,279	(6,088)	32,332	4,291
Income before income taxes and equity in earnings of affiliates	48,487	41,396	174,484	142,804
Provision for income taxes	11,246	8,395	48,106	21,394
Equity in earnings of affiliates, net of income tax provision of $189, $218, $464 and $848 respectively	1,071	1,640	3,786	5,647
Net income	38,312	34,641	130,164	127,057
Net loss attributable to noncontrolling interests	25	69	119	157
Net income attributable to The GEO Group, Inc.	$38,337	$34,710	$130,283	$127,214

Weighted-average common shares outstanding:
Basic	121,154	120,525	120,998	120,326
Diluted	122,426	120,872	121,907	120,583
Net income per common share attributable to The GEO Group, Inc.:
Basic:
Net income per common share attributable to The GEO Group, Inc. - basic	$0.26	$0.24	$0.89	$0.94
Diluted:
Net income per common share attributable to The GEO Group, Inc. - diluted	$0.26	$0.24	$0.89	$0.94
Dividends declared per share	$—	$—	$—	$0.25

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2022 AND 2021

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income	$38,312	$34,641	$130,164	$127,057
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,247)	(3,181)	(11,648)	(3,822)
Change in marketable securities, net of tax provision (benefit) of ($129), $0, ($331) and $0	(487)	—	(1,245)	—
Pension liability adjustment, net of tax provision of $23, $41, $68 and $124, respectively	86	156	256	467
Change in fair value of derivative instrument classified as cash flow hedge, net of tax provision of $498, $82, $1,660 and $556, respectively	1,873	311	6,247	2,093
Total other comprehensive income (loss), net of tax	(775)	(2,714)	(6,390)	(1,262)
Total comprehensive income	37,537	31,927	123,774	125,795
Comprehensive loss attributable to noncontrolling interests	2	61	88	154
Comprehensive income attributable to The GEO Group, Inc.	$37,539	$31,988	$123,862	$125,949

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(In thousands, except share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$91,645	$506,491
Restricted cash and cash equivalents	—	20,161
Accounts receivable, less allowance for doubtful accounts of $834 and $1,155, respectively	383,694	365,573
Contract receivable, current portion	—	6,507
Prepaid expenses and other current assets	40,388	45,176
Total current assets	515,727	943,908
Restricted Cash and Investments	89,760	76,158
Property and Equipment, Net	2,012,679	2,037,845
Assets Held for Sale	480	7,877
Contract Receivable	—	367,071
Operating Lease Right-of-Use Assets, Net	95,119	112,187
Goodwill	755,179	755,225
Intangible Assets, Net	151,272	166,124
Other Non-Current Assets	84,292	71,013
Total Assets	$3,704,508	$4,537,408
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$71,408	$64,073
Accrued payroll and related taxes	68,777	67,210
Accrued expenses and other current liabilities	218,628	200,712
Operating lease liabilities, current portion	23,910	28,279
Current portion of finance lease liabilities, long-term debt and non-recourse debt	44,702	18,568
Total current liabilities	427,425	378,842
Deferred Income Tax Liabilities	45,074	80,768
Other Non-Current Liabilities	81,593	87,073
Operating Lease Liabilities	76,977	89,917
Finance Lease Liabilities	1,457	1,977
Long-Term Debt	1,961,402	2,625,959
Non-Recourse Debt	—	297,856
Commitments, Contingencies and Other Matters (Note 11)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 187,500,000 shares authorized, 128,908,175 and 127,323,762 issued and 124,055,803 and 122,471,390 outstanding, respectively	1,290	1,273
Additional paid-in capital	1,288,075	1,276,213
Accumulated deficit	(45,766)	(175,960)
Accumulated other comprehensive loss	(26,637)	(20,216)
Treasury stock, 4,852,372 shares, at cost, respectively	(105,099)	(105,099)
Total shareholders’ equity attributable to The GEO Group, Inc.	1,111,863	976,211
Noncontrolling interests	(1,283)	(1,195)
Total shareholders’ equity	1,110,580	975,016
Total Liabilities and Shareholders’ Equity	$3,704,508	$4,537,408

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2022 AND 2021

(In thousands)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash Flow from Operating Activities:
Net income	$130,164	$127,057
Net loss attributable to noncontrolling interests	119	157
Net income attributable to The GEO Group, Inc.	130,283	127,214
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	100,284	100,306
Stock-based compensation	13,010	15,755
Loss (gain) on extinguishment of debt	37,487	(4,693)
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	6,211	5,559
Provision for doubtful accounts	133	—
Equity in earnings of affiliates, net of tax	(3,786)	(5,647)
Dividends received from unconsolidated joint ventures	2,706	5,186
Loss (gain) on sale/disposal of property and equipment, net	(1,101)	7,111
Gain on assets held for sale	(3,053)	—
Gain on asset divestitures, net	(29,279)	(4,291)
Changes in assets and liabilities, net of effects of acquisitions:
Changes in accounts receivable, prepaid expenses and other assets	49,593	44,339
Changes in contract receivable	—	4,734
Changes in accounts payable, accrued expenses and other liabilities	9,064	(6,096)
Net cash provided by operating activities	311,552	289,477
Cash Flow from Investing Activities:
Insurance proceeds - damaged property	—	1,027
Proceeds from sale of property and equipment	1,647	4,118
Proceeds from sales of real estate	—	18,581
Proceeds from sale of assets held for sale	15,812	—
Change in restricted investments	(5,544)	(6,807)
Capital expenditures	(72,233)	(57,382)
Net cash used in investing activities	(60,318)	(40,463)
Cash Flow from Financing Activities:
Proceeds from long-term debt	50,000	435,000
Payments on long-term debt	(676,114)	(359,638)
Payments on non-recourse debt	(1,302)	(5,081)
Taxes paid related to net share settlements of equity awards	(1,301)	(2,091)
Proceeds from issuance of common stock in connection with ESPP	150	252
Debt issuance costs	(41,536)	(9,587)
Cash dividends paid	—	(30,487)
Net cash (used in) provided by financing activities	(670,103)	28,368
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(8,080)	(3,788)
Net Increase in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(426,949)	273,594
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	548,322	311,853
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$121,373	$585,447
Supplemental Disclosures:
Non-cash Investing and Financing activities:
Right-of-use assets obtained from operating lease liabilities	$8,924	$2,103
Principal Exchanges of Debt	$1,620,318	$—
Dividends paid in treasury shares	$—	$153
Conversion of shares of common stock to pension liability	$—	$3,600
Debt issuance costs in accrued expenses	$11,245	$—
Capital expenditures in accounts payable and accrued expenses	$4,842	$7,795

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) specializes in the ownership, leasing and management of secure facilities, processing centers and community reentry centers in the United States, Australia and South Africa. The Company owns, leases and operates a broad range of facilities including maximum, medium and minimum security facilities, processing centers, as well as community-based reentry facilities and offers an expanded delivery of rehabilitation services under its 'GEO Continuum of Care' platform. The 'GEO Continuum of Care' program integrates enhanced rehabilitative programs, which are evidence-based and include cognitive behavioral treatment and post-release services, and provides academic and vocational classes in life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for individuals as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). At September 30, 2022, the Company’s worldwide operations include the management and/or ownership of approximately 82,000 beds at 102 facilities, including idle facilities, and also include the provision of community supervision services for more than 500,000 individuals on average, including nearly 200,000 through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

The Company's unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2022 for the year ended December 31, 2021. The accompanying December 31, 2021 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results for the entire year ending December 31, 2022, or for any other future interim or annual periods.

Risks and uncertainties

Executive Order

On January 26, 2021, President Biden signed an executive order directing the United States Attorney General not to renew Department of Justice (“DOJ”) contracts with privately operated criminal detention facilities, as consistent with applicable law. Two agencies of the DOJ, the Federal Bureau of Prisons (“BOP”) and the U.S. Marshals Service (“USMS”), utilize GEO’s support services. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts. As of September 30, 2022, GEO has three company-owned/company-leased facilities under direct contracts with USMS, which have current contract option periods that expire between February 28, 2023 and September 30, 2023.

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

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its various business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company's goodwill balances from January 1, 2022 to September 30, 2022 are as follows (in thousands):

	January 1, 2022	Foreign Currency Translation	September 30, 2022
U.S. Secure Services	$316,366	$—	$316,366
Electronic Monitoring and Supervision Services	289,570	—	289,570
Reentry Services	148,873	—	148,873
International Services	416	(46)	370
Total Goodwill	$755,225	$(46)	$755,179

The Company has also recorded other finite and indefinite-lived intangible assets as a result of its various business combinations. The Company's intangible assets include facility management contracts, covenants not to compete, trade names and technology, as follows (in thousands):

	September 30, 2022				December 31, 2021
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	16.3	$308,335	$(203,071)	$105,264	$308,369	$(189,163)	$119,206
Technology	7.3	33,700	(32,892)	808	33,700	(31,982)	1,718
Trade names	Indefinite	45,200	—	45,200	45,200	—	45,200
Total acquired intangible assets		$387,235	$(235,963)	$151,272	$387,269	$(221,145)	$166,124

Amortization expense was $14.8 million and $15.0 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 3.1 years.

Estimated amortization expense related to the Company's finite-lived intangible assets for the remainder of 2022 through 2026 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2022	$3,601
2023	11,813
2024	9,314
2025	9,263
2026	7,157
Thereafter	64,924
$106,072

3. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

		Fair Value Measurements at September 30, 2022
	Carrying Value at September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment:
Rabbi Trust	$34,934	$—	$34,934	$—
Marketable equity and fixed income securities	25,098	—	25,098	—
Interest rate swap derivatives	4,712	—	4,712	—

		Fair Value Measurements at December 31, 2021
	Carrying Value at December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$42,937	$—	$42,937	$—
Marketable equity and fixed income securities	11,551	—	11,551	—
Fixed income securities	1,927	—	1,927	—
Liabilities:
Interest rate swap derivatives	$3,195	$—	$3,195	$—

The Company’s Level 2 financial instruments included in the tables above as of September 30, 2022 and December 31, 2021 consist of interest rate swap derivative assets/liabilities held by GEO, investments in equity and fixed income mutual funds held in the Company’s captive insurance subsidiary, Florina, the Company's rabbi trust established for a GEO employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan.

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

4. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at September 30, 2022 and December 31, 2021 (in thousands):

		Estimated Fair Value Measurements at September 30, 2022
	Carrying Value as of September 30, 2022	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$91,645	$91,645	$91,645	$—	$—
Restricted cash and investments	29,728	29,728	29,728	—	—
Liabilities:
Borrowings under exchange credit facility	$1,143,977	$1,161,385	$—	$1,161,385	$—
10.500% Public Second Lien Notes due 2028	286,521	283,882	—	283,882	—
9.500% Private Second Lien Notes due 2028	239,142	222,856	—	222,856	—
5.875% Senior Notes due 2024	23,253	22,197	—	22,197	—
6.00% Senior Notes due 2026	110,858	90,945	—	90,945	—
6.50% Exchangeable Senior Notes due 2026	230,000	246,392	—	246,392	—

		Estimated Fair Value Measurements at December 31, 2021
	Carrying Value as of December 31, 2021	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$506,491	$506,491	$506,491	$—	$—
Restricted cash and investments	41,831	41,831	41,831	—	—
Liabilities:
Borrowings under senior credit facility	$1,546,895	$1,448,280	$—	$1,448,280	$—
5.125% Senior Notes due 2023	259,275	248,479	—	248,479	—
5.875% Senior Notes due 2024	225,293	199,522	—	199,522	—
6.00% Senior Notes due 2026	350,000	283,691	—	283,691	—
6.50% Exchangeable Senior Notes due 2026	230,000	248,211		248,211
Non-recourse debt	310,108	310,108	—	310,108	—

The fair values of the Company’s cash and cash equivalents, and restricted cash and investments approximates the carrying values of these assets at September 30, 2022 and December 31, 2021. Restricted cash consists of money market funds, bank deposits, commercial paper and time deposits used for asset replacement funds and other funds contractually required to be maintained at the Company's Australian subsidiary. The fair value of the money market funds and bank deposits is based on quoted market prices (Level 1).

As further discussed in Note 10 - Debt, on August 19, 2022, the Company completed an exchange offer to exchange certain of its outstanding 5.125% Senior Notes due 2023, 5.875% Senior Notes due 2024, 6.000% Senior Notes due 2026 and certain revolving credit loans and term loans under its senior secured credit facility into newly issued Senior Second Lien Secured Notes and a new credit facility. The Company utilized a third-party valuation firm to assist with the estimation of the fair values on the date of issuance for the new debt instruments. The fair value of each new debt instrument on the date of issuance was estimated using a Black-Derman-Toy ("BDT") lattice model. The BDT model is a single factor, stochastic, no arbitrage model that incorporates the issuer's option to prepay a debt instrument if optimal, which occurs when interest rates decline such that the holding value of the instrument exceeds the prepayment price. The significant assumptions used in the BDT model for the new debt instruments were the Secured Overnight Financing Rate Data ("SOFR") forward rates (ranging from 2.30% to 3.61%), the risk-free rate curve based on U.S. Treasury rates (ranging from 2.23% to 3.44%), the yield volatility (ranging from 20% to 27%) and the credit spreads of the new debt instruments (ranging from 4.78% to 8.49%). Refer to Note 10 - Debt for the estimated fair values of the new debt instruments at time of issuance and related premiums/discounts.

As of September 30, 2022, the recurring fair values of the Company's 10.500% Public Second Lien Notes due 2028 and the 9.500% Private Second Lien Notes due 2028 are based on level 2 inputs using quotations by major market news services, such as Bloomberg. The fair value of the Company's exchange credit facility was also based on quotations by major market new services and also estimates of trading value considering the Company's borrowing rate, the undrawn spread and similar instruments.

As of September 30, 2022 and December 31, 2021, the fair values of the Company's 5.875% senior unsecured notes due 2024 ("5.875% Senior Notes due 2024"), 6.00% senior unsecured notes due 2026 (“6.00% Senior Notes”), the 5.125% senior unsecured notes due 2023 ("5.125% Senior Notes") and the 6.50% exchangeable senior unsecured notes due 2026 (“Convertible Notes” or “6.50% Exchangeable Notes due 2026”) are based on level 2 inputs by major market news services. The 5.125% Senior Notes were paid off in full prior to September 30, 2022. The fair values of the Company's non-recourse debt related to the Company’s Australian subsidiaries was estimated based on market prices of similar instruments. Due to the sale of the Company's equity investment interest in the government-owned Ravenhall Correctional Centre, this non-recourse debt is no longer outstanding to the Company as of September 30, 2022. Refer to Note 11 - Commitments, Contingencies and Other Matters. The fair value of borrowings under the senior credit facility is based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.

5. RESTRICTED CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$91,645	$537,070
Restricted cash and cash equivalents - current	—	30,201
Restricted cash and investments - non-current	89,760	60,732
Less Restricted investments - non-current	(60,032)	(42,556)
Total cash, cash equivalents and restricted cash and cash equivalents shown in the statement of cash flows	$121,373	$585,447

Amounts included in restricted cash and cash equivalents are attributable to certain contractual cash restriction requirements at the Company's wholly owned Australian subsidiary related to non-recourse debt (which were included in Restricted Cash and cash equivalents current) and asset replacement funds contractually required to be maintained and other guarantees. The Company sold shares/units in certain of its wholly owned Australian subsidiaries related to its Ravennall facility. Upon the sale, the restricted cash related to these subsidiaries was transferred to the buyer. As such, the Company has no current restricted cash and cash equivalents at September 30, 2022. Refer to Note 11 - Commitments, Contingencies and Other Matters for further information. Restricted investments - non-current (included in Restricted Cash and Investments in the accompanying consolidated balance sheets) consists of the Company's rabbi trust established for an employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan, investments in equity and fixed income mutual funds held in the Company’s captive insurance subsidiary, Florina, and certain contractual cash requirements at the Company’s wholly owned Australian subsidiary related to certain performance guarantees at its Ravenhall facility. The rabbi trust and the investments held in Florina are not considered to be restricted cash equivalents. Refer to Note 3 - Financial Instruments.

6.SHAREHOLDERS’ EQUITY

The following tables present the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Common shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended September 30, 2022
Balance, June 30, 2022	124,003	$1,289	$1,284,867	$(84,105)	$(25,839)	4,852	$(105,099)	$(1,281)	$1,069,832
Proceeds from exercise of stock options	3	—	20	—	—	—	—	—	20
Stock-based compensation expense	—	—	3,141	—	—	—	—	—	3,141
Restricted stock granted	50	1	(1)	—	—	—	—	—	—
Restricted stock canceled	(6)	—	—	—	—	—	—	—	—
Other adjustment	—	—	—	2	—	—	—	—	2
Issuance of common stock - ESPP	7	—	48		—	—	—	—	48
Net income (loss)	—	—	—	38,337	—	—	—	(25)	38,312
Other comprehensive income (loss)	—	—	—	—	(798)	—	—	23	(775)
Balance, September 30, 2022	124,057	$1,290	$1,288,075	$(45,766)	$(26,637)	4,852	$(105,099)	$(1,283)	$1,110,580

	Common shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended September 30, 2021
Balance, June 30, 2021	122,409	$1,273	$1,272,014	$(160,875)	$(21,132)	4,852	$(105,099)	$(1,113)	$985,068
Stock-based compensation expense	—	—	4,329	—	—	—	—	—	4,329
Restricted stock granted	103	—	—	—	—	—	—	—	-
Restricted stock canceled	(43)	—	—	—	—	—	—	—	-
Other adjustment to paid-in capital [2]			(3,600)			—			(3,600)
Shares withheld for net settlements of share- based awards [1]	(12)	—	(90)	—	—	—	—	—	(90)
Issuance of common stock - ESPP	8	—	72	—	—	—	—	—	72
Net income (loss)	—	—	—	34,710	—	—	—	(69)	34,641
Other comprehensive income (loss)	—	—	—	—	(2,722)	—	—	8	(2,714)
Balance, September 30, 2021	122,465	$1,273	$1,272,725	$(126,165)	$(23,854)	4,852	$(105,099)	$(1,174)	$1,017,706

	Common shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Interests	Equity
For the Nine Months Ended September 30, 2022
Balance January 1, 2022	122,472	$1,273	$1,276,213	$(175,960)	$(20,216)	4,852	$(105,099)	$(1,195)	$975,016
Proceeds from exercise of stock options	3	—	20	—	—	—	—	—	20
Stock-based compensation expense	—	—	13,010	—	—	—	—	—	13,010
Restricted stock granted	1,836	18	(18)	—	—	—	—	—	—
Restricted stock canceled	(46)	—	—	—	—	—	—	—	—
Other adjustment	—	—	—	(89)	—	—	—	—	(89)
Shares withheld for net settlements of share- based awards [1]	(229)	(1)	(1,300)	—	—	—	—	—	(1,301)
Issuance of common stock - ESPP	21	—	150	—	—	—	—	—	150
Net income (loss)	—	—	—	130,283	—	—	—	(119)	130,164
Other comprehensive income (loss)	—	—	—	—	(6,421)	—	—	31	(6,390)
Balance, September 30, 2022	124,057	$1,290	$1,288,075	$(45,766)	$(26,637)	4,852	$(105,099)	$(1,283)	$1,110,580

	Common shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Interests	Equity
For the Nine Months Ended September 30, 2021
Balance, January 1, 2021	121,318	$1,262	$1,262,267	$(222,892)	$(22,589)	4,835	$(104,946)	$(1,020)	$912,082
Proceeds from exercise of stock options	—	—	—	—	—	—	—	—	-
Stock-based compensation expense	—	—	15,755	—	—	—	—	—	15,755
Restricted stock granted	1,551	16	(16)	—	—	—	—	—	-
Restricted stock canceled	(154)	(2)	2	—	—	—	—	—	-
Dividends paid	—	—	—	(30,487)	—	—	—	—	(30,487)
Shares withheld for net settlements of share- based awards [1]	(268)	(3)	(2,088)	—	—	—	—	—	(2,091)
Issuance of common stock - ESPP	35	—	252	—	—	—	—	—	252
Purchase of treasury shares	(17)	—	—	—	—	17	(153)	—	(153)
Other adjustment to additional paid-in capital	—	—	(3,447)	—	—	—	—	—	(3,447)
Net income (loss)	—	—	—	127,214	—	—	—	(157)	127,057
Other comprehensive income (loss)	—	—	—	—	(1,265)	—	—	3	(1,262)
Balance, September 30, 2021	122,465	$1,273	$1,272,725	$(126,165)	$(23,854)	4,852	$(105,099)	$(1,174)	$1,017,706

[1] The Company withheld shares through net settlements to satisfy statutory tax withholding requirements upon the vesting of shares of restricted stock held by employees.

[2] Represents a reclassification from equity to other non-current liabilities in connection with an Amended and Restated Executive

Retirement Agreement with the Company's former CEO as the former CEO's retirement payment will no longer be settled with a fixed number of shares but will instead be paid in cash. Refer to Note 13 - Benefit Plans for further information.

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

Prospectus Supplement

On June 28, 2021, in connection with the shelf registration, the Company filed with the SEC a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $300 million through sales agents. Sales of shares of the Company’s common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, will be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the nine months ended September 30, 2022 or the year ended December 31, 2021.

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

The components of accumulated other comprehensive income (loss) attributable to GEO within shareholders' equity are as follows:

	Nine Months Ended September 30, 2022
	(In thousands)
	Foreign currency translation adjustments, net of tax (1)	Change in fair value of derivatives, net of tax	Change in marketable securities, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2022	$(12,461)	$(2,524)	$7	$(5,238)	$(20,216)
Current-period other comprehensive income (loss)	(11,679)	6,247	(1,245)	256	(6,421)
Balance, September 30, 2022	$(24,140)	$3,723	$(1,238)	$(4,982)	$(26,637)

	Nine Months Ended September 30, 2021
	(In thousands)
	Foreign currency translation adjustments, net of tax (1)	Change in fair value of derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2021	$(9,207)	$(4,752)	$(8,630)	$(22,589)
Current-period other comprehensive income (loss)	(3,825)	2,093	467	(1,265)
Balance, September 30, 2021	$(13,032)	$(2,659)	$(8,163)	$(23,854)

(1)
The foreign currency translation related to noncontrolling interests was not significant at September 30, 2022 or 2021.

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

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each time-based or performance-based option awarded. For options granted during the nine months ended September 30, 2022, the fair value was estimated using the following assumptions: (i) volatility of 48.03%; (ii) expected term of 5 years and (iii) risk free interest rate of 1.56%. A summary of the activity of stock option awards issued and outstanding under Company plans was as follows for the nine months ended September 30, 2022:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at January 1, 2022	1,847	$19.92	6.23	$73
Options granted	342	5.76
Options exercised	(3)	7.52
Options forfeited/canceled/expired	(260)	15.94
Options outstanding at September 30, 2022	1,926	$17.98	6.18	$605
Options vested and expected to vest at September 30, 2022	1,853	$18.38	6.08	$526
Options exercisable at September 30, 2022	1,228	$22.83	4.89	$13

On March 1, 2022, the Company granted approximately 342,000 options to certain employees which had a per share grant date fair value of $2.49. For the nine months ended September 30, 2022 and 2021, the amount of stock-based compensation expense related to stock options was $0.4 million and $0.6 million, respectively. As of September 30, 2022, the Company had $1.0 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.8 years.

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

A summary of the activity of restricted stock outstanding is as follows for the nine months ended September 30, 2022:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at January 1, 2022	2,619	$12.56
Granted	1,836	6.09
Vested	(807)	16.27
Forfeited/canceled	(46)	9.49
Restricted stock outstanding at September 30, 2022	3,602	$8.25

During the nine months ended September 30, 2022, the Company granted 1,835,592 shares of restricted stock to certain employees and executive officers. Of these awards, 1,025,000 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2022, 2023 and 2024.

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

For the nine months ended September 30, 2022 and 2021, the Company recognized $12.6 million and $15.2 million, respectively, of compensation expense related to its restricted stock awards. As of September 30, 2022, the Company had $17.0 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 2.2 years.

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

The Amended ESPP is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Amended ESPP are made on the last day of each month. During the nine months ended September 30, 2022, 20,769 shares of the Company's common stock were issued in connection with the Amended ESPP.

8. EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing the net income attributable to The GEO Group, Inc. available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income attributable to The GEO Group, Inc. available to common stockholders represents net income attributable to The GEO Group reduced by an allocation of earnings to participating securities. The 6.50% Exchangeable Notes due 2026, which contain non-forfeitable rights to dividends declared and paid on the shares of common stock, are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Diluted EPS is calculated under the if-converted method and the two-class method for each class of shareholders using the weighted average number of shares attributable to each class. The calculation that results in the lowest diluted earnings per share amount for common stock is reported in the Company’s financial statements. The if-converted method includes the dilutive effect of potential common shares related to the 6.50% Exchangeable Notes due 2026, if any. Basic and diluted earnings per share were calculated for the three and nine months ended September 30, 2022 and 2021 as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income	$38,312	$34,641	$130,164	$127,057
Net loss attributable to noncontrolling interests	25	69	119	157
Less: Undistributed income allocable to participating securities	(6,543)	(5,949)	(22,259)	(13,624)
Net income attributable to The GEO Group, Inc. available to common stockholders	31,794	28,761	108,024	113,590
Basic earnings per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	121,154	120,525	120,998	120,326
Per share amount	$0.26	$0.24	$0.89	$0.94
Diluted earnings per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	121,154	120,525	120,998	120,326
Dilutive effect of equity incentive plans	1,272	347	909	257
Weighted average shares assuming dilution	122,426	120,872	121,907	120,583
Per share amount	$0.26	$0.24	$0.89	$0.94

For the three months ended September 30, 2022, 1,961,377 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share ("EPS") because the effect would be anti-dilutive. There were 305,897 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the three months ended September 30, 2021, 1,987,513 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 805,532 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the nine months ended September 30, 2022, 1,974,921 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 314,097 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the nine months ended September 30, 2021, 2,096,927 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 1,171,930 common stock equivalents from restricted shares that were anti-dilutive for the period.

On February 24, 2021, the Company’s wholly owned subsidiary, GEO Corrections Holdings, Inc. (“GEOCH”), completed a private offering of $230 million aggregate principal amount of 6.50% Exchangeable Notes due 2026. Refer to Note 10 – Debt for additional information. As of September 30, 2022, conditions had not been met to exchange the 6.50% Exchangeable Notes due 2026 into shares of the Company’s common stock. Approximately 24.9 million shares of potential common shares associated with the conversion option embedded in the convertible notes were excluded from the computation for the three and nine months ended September 30, 2022 and 2021 as the Company's average stock price during the period was lower than the exchange price.
9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

In August of 2019, the Company entered into two interest rate swap agreements in the aggregate notional amount of $44.3 million to fix the interest rate on certain of its variable rate debt to 4.22%. The Company has designated these interest rate swaps as hedges against changes in the cash flows of two identical promissory notes (the "Notes") which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the Notes and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in fair value of the interest rate swaps as accumulated other comprehensive income, net of applicable taxes. Total unrealized gains recorded in other comprehensive income, net of tax, related to these cash flow hedges was $6.2 million during the nine months ended September 30, 2022. The total fair value of the swap assets as of September 30, 2022 was $4.7 million and is recorded as a component of Other Non-Current assets within the accompanying consolidated balance sheet. There was no material ineffectiveness for the period presented. The Company does not expect to enter into any transactions during the next twelve months which would result in reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss). Refer to Note 10 - Debt for additional information.

10. DEBT

Debt outstanding as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Senior Credit Facility:
Term loan	$—	$762,000
Unamortized discount on term loan	—	(1,152)
Unamortized debt issuance costs on term loan	—	(2,733)
Revolver	—	784,895
Total Senior Credit Facility	—	1,543,010
Exchange Credit Agreement [*]
Tranche 1 Loans	857,178	—
Unamortized premium on tranche 1 loans	26,774	—
Unamortized debt issuance costs on tranche 1 loans	(23,847)	—
Tranche 2 Loans	236,799	—
Unamortized discount on tranche 2 loans	(3,062)	—
Unamortized debt issuance costs on tranche 2 loans	(6,611)	—
Revolver	50,000	—
Total Exchange Credit Agreement	1,137,231	—
10.500% Public Second Lien Notes due 2028
Notes Due in 2028	286,521	—
Unamortized discount	(15,960)	—
Unamortized debt issuance costs	(8,457)	—
Total 10.500% Public Second Lien Notes due 2028	262,104	—
9.500% Private Second Lien Notes due 2028
Notes Due in 2028	239,142
Unamortized discount	(23,154)
Unamortized debt issuance costs	(6,733)
Total 9.500% Private Second Lien Notes due 2028	209,255	—
6.50% Exchangeable Senior Notes:
Notes Due in 2026	230,000	230,000
Unamortized debt issuance costs	(6,945)	(8,246)
Total 6.50% Exchangeable Senior Notes Due in 2026	223,055	221,754
6.00% Senior Notes:
Notes Due in 2026	110,858	350,000
Unamortized debt issuance costs	(829)	(3,099)
Total 6.00% Senior Notes Due in 2026	110,029	346,901
5.875% Senior Notes:
Notes Due in 2024	23,253	225,293
Unamortized debt issuance costs	(109)	(1,410)
Total 5.875% Senior Notes Due in 2024	23,144	223,883
5.125% Senior Notes:
Notes Due in 2023	—	259,275
Unamortized debt issuance costs	—	(1,221)
Total 5.125% Senior Notes Due in 2023	—	258,054
Non-Recourse Debt	—	310,108
Unamortized debt issuance costs on non-recourse debt	—	(4,556)
Total Non-Recourse Debt	—	305,552
Finance Lease Liabilities	2,147	3,843
Other debt, net of unamortized debt issuance costs	40,596	41,363
Total debt	2,007,561	2,944,360
Current portion of finance lease liabilities, long-term debt and non-recourse debt	(44,702)	(18,568)
Finance Lease Liabilities, long-term portion	(1,457)	(1,977)
Non-Recourse Debt, long-term portion	—	(297,856)
Long-Term Debt	$1,961,402	$2,625,959

[*] As further discussed below, the exchange credit agreement included Tranche 3 Loans which were redeemed prior to September 30, 2022.

Exchange Offer

On August 19, 2022, the Company completed an exchange offer to exchange certain of its outstanding 5.125% Senior Notes due 2023, 5.875% Senior Notes due 2024, 6.00% Senior Notes due 2026 and certain revolving credit loans and term loans under its senior secured credit facility into newly issued Senior Second Lien Secured Notes and a new Exchange Credit Agreement as follows:

Amendment No. 4 and Amendment No. 5 to Existing Credit Agreement

In connection with the exchange offer, (i) the Company and GEO Corrections Holdings, Inc. (“Corrections”), as borrowers (the “Borrowers”), certain lenders (the “Consenting Lenders”) and BNP Paribas, as the existing administrative agent (the “Existing Administrative Agent”) under the Company’s existing senior secured credit agreement (the “Existing Credit Agreement”), entered into Amendment No. 4 to Third Amended and Restated Credit Agreement, dated as of August 19, 2022 (“Amendment No. 4”), and (ii) the Borrowers, certain subsidiaries of the Borrowers (the “Credit Facility Guarantors”), the Consenting Lenders, the Existing Administrative Agent, Alter Domus Products Corp., as the new administrative agent for the lenders under the amended existing credit agreement (in such capacity, the “Amended Credit Agreement Administrative Agent”), and Alter Domus Products Corp., as the administrative agent for the lenders under the Exchange Credit Agreement (as defined below) (in such capacity, the “Exchange Credit Agreement Administrative Agent”), entered into Amendment No. 5 to Third Amended and Restated Credit Agreement, dated as of August 19, 2022 (“Amendment No. 5,” and the Existing Credit Agreement as amended by Amendment No. 4 and Amendment No. 5, the “Amended Credit Agreement”).

Pursuant to Amendment No. 4, the Borrowers and the Consenting Lenders amended the Existing Credit Agreement to permit the consummation of the Exchange Offers and Consent Solicitations described below. Pursuant to Amendment No. 5, (i) the Existing Administrative Agent was replaced as administrative agent under the Amended Credit Agreement with the Amended Credit Agreement Administrative Agent, (ii) the Borrowers and the Consenting Lenders agreed to amend the Existing Credit Agreement as set forth therein, (iii) the Company agreed to purchase the revolving credit commitments of certain Consenting Lenders under the Existing Credit Agreement and exchange such revolving credit commitments with revolving credit commitments under the Exchange Credit Agreement, (iv) certain Consenting Lenders holding such revolving credit commitments agreed to exchange their revolving credit loans and related obligations for cash, tranche 2 term loans under the Exchange Credit Agreement (“Tranche 2 Loans”) and tranche 3 term loans under the Exchange Credit Agreement (“Tranche 3 Loans”), (v) certain Consenting Lenders holding such revolving credit commitments agreed to assign their revolving credit loans and related obligations to certain other Consenting Lenders (who then agreed to exchange such assigned revolving credit loans and related obligations for tranche 1 term loans under the Exchange Credit Agreement (“Tranche 1 Loans”)) and exchange the remainder of such revolving credit loans and related obligations for cash, Tranche 2 Loans and/or Tranche 3 Loans, (vi) the Company agreed to purchase the term loans of certain Consenting Lenders under the Existing Credit Agreement and exchange such term loans with Tranche 1 Loans or a combination of Tranche 1 Loans and cash, and (vii) all letters of credit outstanding under the Existing Credit Agreement were deemed issued and outstanding under the Exchange Credit Agreement and no longer outstanding under the Existing Credit Agreement.

After giving effect to Amendment No. 4 and Amendment No. 5 and the transactions described therein, approximately $87 million in aggregate principal amount of revolving credit commitments and approximately $102 million in aggregate principal amount of term loans remained outstanding under the Amended Credit Agreement. The Credit Facility Guarantors continue to guarantee the obligations in respect of the commitments and loans under the Amended Credit Agreement, and the collateral securing the Borrowers’ and the Credit Facility Guarantors’ obligations in respect of the commitments and loans under the Existing Credit Agreement prior to the effectiveness of the transactions (the “Common Collateral”) continues to secure the Borrower’s and the Credit Facility Guarantors’ obligations in respect of the commitments and loans under the Amended Credit Agreement after giving effect to the transactions. Revolving credit loans under the Amended Credit Agreement will continue to bear interest at a per annum rate equal to LIBOR (with no LIBOR floor) plus 1.50% to 2.50%, and the Borrowers will continue to pay a fee in respect of unused revolving commitments under the Amended Credit Agreement at a per annum rate of 0.25% to 0.30%, in each case depending on the Company’s total leverage ratio as of the most recent determination date. Term loans under the Amended Credit Agreement will continue to bear interest at a per annum rate equal to LIBOR (subject to a floor of 0.75%) plus 2.00%. The revolving credit commitments under the Amended Credit Agreement terminate on May 17, 2024, and the term loans under the Amended Credit Agreement mature on March 23, 2024. The representations and warranties and affirmative and negative covenants in the Amended Credit Agreement were amended so that the representations and warranties and affirmative and negative covenants in the Exchange Credit Agreement are incorporated by reference into the Amended Credit Agreement. Subsequent to the transactions, but prior to September 30, 2022, the term loans were repaid in full.

The transactions were accounted for as an extinguishment of the revolving credit loan and term loans with the new Tranche 1, 2 and 3 Loans recorded at fair value. The Company used a third-party valuation firm to assist with the estimation of the fair values which were determined to be $884.6 million, $233.7 million and $43.6 million for the Tranche 1 Loans, Tranche 2 Loans and Tranche 3 Loans, respectively, resulting in a $27.4 million premium, $3.1 million discount and $1.6 million discount, respectively, at issuance. Refer to Note 4 - Fair Value of Assets and Liabilities for discussion on the valuation methodology and assumptions used to estimate the fair value. The premium and discounts are being amortized as non-cash interest expense over the terms of the Tranche 1, 2 and 3 Loans using the effective interest method. As a result, the Company recorded a net loss on extinguishment of debt of approximately $13.1 million and $50.9 million related to the revolving credit loans and term loans, respectively. The net loss on extinguishment of debt represented the difference between the carrying values that were exchanged (including unamortized debt issuance costs) and the fair value of the Tranche 1, 2 and 3 Loans.

New Exchange Credit Agreement

In connection with the exchange offer, the Borrowers, the Consenting Lenders and the Exchange Credit Agreement Administrative Agent entered into a Credit Agreement, dated as of August 19, 2022 (the “Exchange Credit Agreement”), to, among other things, evidence and govern the exchanged revolving credit commitments (the “Exchange Revolving Credit Facility”), Tranche 1 Loans, Tranche 2 Loans and Tranche 3 Loans described above. On the transaction date, after giving effect to the transactions, the aggregate principal amount of revolving credit commitments under the Exchange Revolving Credit Facility was approximately $187 million (including a $175 million letter of credit subfacility), the aggregate principal amount of the Tranche 1 Loans was approximately $857 million, the aggregate principal amount of the Tranche 2 Loans was approximately $237 million and the aggregate principal amount of the Tranche 3 Loans was approximately $45 million.

Revolving credit loans under the Exchange Revolving Credit Facility bear interest at a per annum rate equal to Term Secured Overnight Financing Rate (“SOFR”) (subject to a 0.75% floor) plus between 2.25% and 3.25%, and the Borrowers will pay a fee in respect of unused revolving commitments under the Exchange Revolving Credit Facility at a per annum rate of 0.25% to 0.30%, in each case depending on the Company’s total leverage ratio as of the most recent determination date. Tranche 1 Loans bear interest at a per annum rate equal to Term SOFR (subject to a 0.75% floor) plus 7.125%, Tranche 2 Loans bear interest at a per annum rate equal to Term SOFR (subject to a 0.75% floor) plus 6.125% and Tranche 3 Loans bear interest at a per annum rate equal to Term SOFR (subject to a 0.75% floor) plus 2.00%. At any time after the earlier of (x) February 19, 2024, solely in the event that no 2023 Notes (defined below) or 2024 Notes (defined below) remain outstanding at such time, and (y) November 1, 2024, (i) if the Company’s first lien leverage ratio is less than 1.50:1.00 at such time, then the interest rate margin on Tranche 1 Loans and Tranche 2 Loans will be reduced by 0.25%, and (ii) if the Company has achieved a public corporate credit rating of at least B3 or B-, as applicable (in any case with a stable or better outlook), from any two of S&P, Moody’s and Fitch, then the interest rate margin on Tranche 1 Loans and Tranche 2 Loans will be reduced by 0.25%, resulting in a total reduction in the interest rate margin on Tranche 1 Loans and Tranche 2 Loans of 0.50% if both conditions set forth in clauses (i) and (ii) are satisfied. If, following any reduction in the interest rate margin in accordance with the previous sentence, the condition giving rise to such reduction is no longer satisfied as of the last day of the Company’s most recently ended fiscal quarter, such interest rate margin reduction will no longer apply unless and until such condition is satisfied again.

Loans under the Exchange Revolving Credit Facility may not be borrowed if, at the time of and immediately after giving pro forma effect to such extension of credit and any planned future expenditures entered into or expected to be made or payments on indebtedness required to be made, in each case within 60 days of such extension of credit, domestic unrestricted cash for the Company and its restricted subsidiaries exceeds $234 million. Tranche 1 Loans amortize at a rate of 1.25% per quarter, and Tranche 3 Loans amortize at a rate of 0.25% per quarter. Tranche 2 Loans are not subject to amortization. Mandatory prepayments of loans under the Exchange Credit Agreement are required in respect of certain casualty and asset sale proceeds, excess cash flow and domestic unrestricted cash in excess of $234 million as of the last day of any fiscal quarter, subject to certain thresholds and exceptions. Voluntary prepayments of Tranche 2 Loans, Tranche 3 Loans and loans under the Exchange Revolving Credit Facility may be made by the Borrowers at any time without premium or penalty (subject to reimbursement for customary breakage expenses). Voluntary prepayments of Tranche 1 Loans and any prepayments of Tranche 1 Loans required in connection with any acceleration of the maturity thereof require payment of a premium equal to (i) a customary “make whole” amount if made prior to the first anniversary of the Transaction Date, (ii) 3.00% of the principal amount prepaid or required to be prepaid if made on or after the first anniversary but prior to the second anniversary of the transaction date, and (iii) 2.00% of the principal amount prepaid or required to be prepaid if made on or after the second anniversary but prior to the third anniversary of the transaction date.

The revolving credit commitments under the Exchange Revolving Credit Facility terminate, and the Tranche 1 Loans and Tranche 2 Loans mature, in each case on the earliest of (i) March 23, 2027, and (ii) in the event that an aggregate principal amount equal to or greater than $100,000,000 of any Specified Senior Note (defined below) remains outstanding on the Springing Maturity Date (defined below) applicable thereto, such Springing Maturity Date, it being understood that Specified Senior Notes are not outstanding to the extent the Company or GEO Corrections Holdings, Inc., as applicable, shall have deposited or caused to be deposited funds into a customary irrevocable escrow in an amount sufficient to pay or redeem such Specified Senior Notes in full on the maturity date thereof, where “Specified Senior Notes” refers to each of the 2026 Notes and the Company’s 6.500% Exchangeable Senior Notes due 2026 (the “2026 Exchangeable Senior Notes”), and “Springing Maturity Date” means the date that is 91 days prior to the stated

maturity date of the 2026 Notes or the 2026 Exchangeable Senior Notes, as applicable. The Tranche 3 Loans mature on March 23, 2024. Subsequent to the transaction, but prior to September 30, 2022, The Tranche 3 Loans were redeemed in full.

The Exchange Credit Agreement contains certain customary representations and warranties, affirmative covenants and negative covenants, including restrictions on the ability of the Company and its restricted subsidiaries to, among other things, (i) create, incur or assume any indebtedness, (ii) create, incur, assume or permit liens, (iii) make loans and investments, (iv) engage in mergers, acquisitions and asset sales, (v) make certain restricted payments, (vi) issue, sell or otherwise dispose of capital stock, (vii) engage in transactions with affiliates, (viii) cancel, forgive, make any voluntary or optional payment or prepayment on, or redeem or acquire for value any senior notes, except as permitted, (ix) engage in other businesses, except as permitted, and (x) materially impair the security interests securing the obligations under the Exchange Credit Agreement. The Exchange Credit Agreement also contains certain financial covenants, including a maximum total leverage ratio covenant of 6.25:1.00, a maximum first lien leverage ratio covenant of 3.50:1.00, a minimum interest coverage ratio covenant of 1.50:1.00 and a cap of $55 million on the amount of unrestricted cash that the Company’s foreign subsidiaries may hold as of the last day of any fiscal quarter. In addition, the Exchange Credit Agreement restricts the Company from electing to be taxed as a real estate investment trust under the Internal Revenue Code. The Exchange Credit Agreement also contains certain customary events of default.

The Credit Facility Guarantors guarantee the obligations in respect of the commitments and loans under the Exchange Credit Agreement. The obligations of the Borrowers and the Credit Facility Guarantors in respect of the Exchange Credit Agreement are secured by first-priority liens on the Common Collateral securing the obligations under the Amended Credit Agreement and, other than with respect to the Tranche 3 Loans, first-priority liens on certain additional assets of the Borrower and the Credit Facility Guarantors (the “Exclusive Collateral”), including real property interests with respect to which the Exchange Credit Agreement requires the execution and delivery of a mortgage but with respect to which the Amended Credit Agreement does not. The rights of the secured parties under the Amended Credit Agreement and the Exchange Credit Agreement in respect of the Common Collateral are governed by a First Lien Pari Passu Intercreditor Agreement (the “First Lien Pari Passu Intercreditor Agreement”), dated as of August 19, 2022, among the Amended Credit Agreement Administrative Agent, the Exchange Credit Agreement Administrative Agent and each additional senior representative party thereto from time to time, and acknowledged by the Borrower and the Credit Facility Guarantors.

As of September 30, 2022, the Company had approximately $50.0 million in borrowings under its revolver, and approximately $99.0 million in letters of credit which left approximately $125.0 million in additional borrowing capacity under the revolver. Subsequent to the transaction, but prior to September 30, 2022, the Tranche 3 Loans were repaid in full. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of September 30, 2022 was 9.85%.

5.125% Senior Notes due 2023 and 5.875% Senior Notes due 2024

The Company exchanged $100.6 million and $178.3 million principal amounts of its 5.125% Senior Notes due 2023 and 5.875% Senior Notes due 2024, respectively, for newly issued $286.5 million 10.500% Senior Second Lien Secured Notes maturing on June 30, 2028 ("New Registered Notes") and, if elected, cash upon the terms and subject to the conditions set forth in the prospectus. Holders of the 5.125% Senior Notes due 2023 could elect cash and new notes at 100% par or new notes only at 105% par. Holders of the 5.785% Senior Notes due 2024 could elect cash and new notes at 100% par or new notes only at 103% par. The transactions were accounted for as an extinguishment of the 5.125% Senior Notes due 2023 and the 5.875% Senior Notes due 2024, with the New Registered Notes recorded at fair value on the issuance date. The Company used a third-party valuation firm to assist with the estimation of the fair value which was determined to be $270.4 million resulting in a $16.2 million discount at issuance. Refer to Note 4 - Fair Value of Assets and Liabilities for discussion on the valuation methodology and assumptions used to estimate the fair value. The discount is being amortized as non-cash interest expense over the term of the New Registered Notes using the effective interest method. As a result, the Company recorded a net gain on extinguishment of debt of $7.2 million related to the 5.125% Senior Notes due 2023 and the 5.875% Senior Notes due 2024 which represented the difference between the carrying values that were exchanged (including unamortized debt issuance costs) and the fair value of the New Registered Notes. After the transactions, there was approximately $125.7 million and $23.3 million remaining in outstanding principal on the 5.125% Senior Notes due 2023 and the 5.875% Senior Notes due 2024, respectively. Subsequent to the transaction, but prior to September 30, 2022, the remaining balance of the of the 5.125% Senior Notes due 2023 was deposited on account with the Trustee and the Indenture was discharged. On October 6, 2022, the 5.125% Senior Notes due 2023 were redeemed in full.

6.00% Senior Notes due 2026

The Company exchanged $239.1 million principal amount of its 6.000% Senior Notes due 2026 for newly issued $239.1 million 9.500% Senior Second Lien Secured Notes maturing on December 31, 2028 ("New Private Notes"). The transaction was accounted for as an extinguishment of the 6.00% Senior Notes due 2026, with the New Private Notes recorded at fair value on the issuance date. The Company used a third-party valuation firm to assist with the estimation of the fair value which was determined to be $215.7 million resulting in a $23.4 million discount at issuance. Refer to Note 4 - Fair Value of Assets and Liabilities for discussion on the valuation methodology and assumptions used to estimate the fair value. The discount is being amortized as non-cash interest expense over the term of the Private Notes due 2028 using the effective interest method. As a result, the Company recorded a net gain on extinguishment of debt of $21.6 million related to the 6.00% Senior Notes due 2026 which represented the difference between the carrying value that was exchanged (including unamortized debt issuance costs) and the fair value of the New Private Notes. After the transaction there was approximately $110.9 million remaining in outstanding principal on the 6.00% Senior Notes due 2026.

A description of the New Registered Notes and the New Private Notes is as follows:

Issuance of 10.500% Senior Second Lien Secured Notes due 2028

The Company issued $286.5 million aggregate principal amount of New Registered Notes pursuant to an Indenture, dated as of August 19, 2022 (the “Registered Notes Indenture”), among the Company, the guarantors named therein (the “Guarantors”) and Ankura Trust Company, LLC, as trustee and second lien collateral trustee (in such capacities, the “Trustee” and “Second Lien Collateral Trustee,” as applicable).

The New Registered Notes will initially be fully and unconditionally guaranteed (collectively, the “Registered Notes Guarantees”) by each of the Company’s Restricted Subsidiaries (as defined in the Registered Notes Indenture) that has guaranteed its obligations under the Exchange Credit Agreement and may be guaranteed by additional subsidiaries as described in the Registered Notes Indenture.

The New Registered Notes and the Registered Notes Guarantees are secured on a second-priority basis by the same collateral (the “Collateral”) that secures the obligations under the Exchange Credit Agreement in accordance with the terms of the Registered Notes Indenture and the Second Lien Collateral Trust Agreement, dated as of August 19, 2022 (as amended, supplemented or otherwise modified, the “Second Lien Collateral Trust Agreement”), among the Company, the Guarantors, the Second Lien Collateral Trustee and the Trustee. The Second Lien Collateral Trust Agreement sets forth therein the relative rights of the second-lien secured parties with respect to the Collateral and covering certain other matters relating to the administration of security interests. The Second Lien Collateral Trust Agreement generally controls substantially all matters related to the interest of the second-lien secured parties in the Collateral, including with respect to directing the Second Lien Collateral Trustee, distribution of proceeds and enforcement.

The New Registered Notes are also subject to the terms of the First Lien/Second Lien Intercreditor Agreement (the “First Lien/Second Lien Intercreditor Agreement”), dated August 19, 2022, among the Amended Credit Agreement Administrative Agent, the Exchange Credit Agreement Administrative Agent, each additional senior representative party thereto from time to time and the Second Lien Collateral Trustee and acknowledged by the Company and the Guarantors, and, in connection with the Exchange Offers and Consent Solicitations, the Second Lien Collateral Trustee entered into the First Lien/Second Lien Intercreditor Agreement with respect to the New Registered Notes and the New Private Notes. The First Lien/Second Lien Intercreditor Agreement restricts the actions permitted to be taken by the Second Lien Collateral Trustee with respect to the Collateral on behalf of the holders of the New Registered Notes and the New Private Notes, and the Second Lien Collateral Trustee, on behalf of itself and the holders of the New Registered Notes and the New Private Notes, agreed to limit certain other rights with respect to the Collateral during any insolvency proceeding.

The New Registered Notes bear interest at a rate of 10.500% per year, accruing from August 19, 2022. Interest on the New Registered Notes is payable semiannually in arrears on June 30 and December 31 of each year, beginning on December 31, 2022. The New Registered Notes will mature on June 30, 2028, subject to earlier repurchase or redemption in accordance with the terms of the Registered Notes Indenture.

The Company may redeem some or all of the New Registered Notes at any time upon not less than 10 nor more than 60 days’ notice, at a price equal to (a) 103% of the principal amount of the New Registered Notes redeemed, if redeemed prior to August 19, 2023, (b) 102% of the principal amount of the New Registered Notes redeemed, if redeemed on or after August 19, 2023, but prior to August 19, 2024, (c) 101% of the principal amount of the New Registered Notes redeemed, if redeemed on or after August 19, 2024, but prior to August 19, 2025 or (d) 100% of the principal amount of the New Registered Notes redeemed, if redeemed on or after August 19, 2025, in each case plus accrued and unpaid interest, if any, to, but not including, the redemption date and a make-whole premium set forth in the Registered Notes Indenture. If the Company experiences certain change of control events, the Company must offer to repurchase the New Registered Notes at 101% of their principal amount, plus accrued and unpaid interest, if any, to, but not including, the repurchase date.

The Registered Notes Indenture contains covenants that, among other things, restrict the Company’ ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain dividend payments, distributions, investments and other restricted payments, sell certain assets, agree to any restrictions on the ability of its restricted subsidiaries to make payments to the Company, create certain liens, merge, consolidate or sell all or substantially all of their assets and enter into certain transactions with affiliates. These covenants are subject to a number of important exceptions and qualifications as described in the Registered Notes Indenture.

Issuance of 9.500% Senior Second Lien Secured Notes due 2028

The Company issued $239.1 million aggregate principal amount of New Private Notes pursuant to an Indenture, dated as of August 19, 2022 (the “Private Notes Indenture”), among the Company, the Guarantors, the Trustee and the Second Lien Collateral Trustee.

The New Private Notes will initially be fully and unconditionally guaranteed (collectively, the “Private Notes Guarantees”) by each of the Company’s Restricted Subsidiaries (as defined in the Registered Notes Indenture) that has guaranteed its obligations under the Exchange Credit Agreement and may be guaranteed by additional subsidiaries as described in the Registered Notes Indenture.

The New Private Notes and Private Notes Guarantees are subject to the terms of the Second Lien Collateral Trust Agreement and the First Lien/Second Lien Intercreditor Agreement described above on the same terms as the New Registered Notes.

The New Private Notes bear interest at a rate of 9.500% per year, accruing from August 19, 2022. Interest on the New Private Notes is payable semiannually in arrears on June 30 and December 31 of each year, beginning on December 31, 2022. The New Private Notes will mature on December 31, 2028, subject to earlier repurchase or redemption in accordance with the terms of the Private Notes Indenture.

The Company may redeem some or all of the New Private Notes at any time upon not less than 10 nor more than 60 days’ notice, at a price equal to (a) 103% of the principal amount of the New Private Notes redeemed, if redeemed prior to August 19, 2023, (b) 102% of the principal amount of the New Private Notes redeemed, if redeemed on or after August 19, 2023, but prior to August 19, 2024, (c) 101% of the principal amount of the New Private Notes redeemed, if redeemed on or after August 19, 2024, but prior to August 19, 2025 or (d) 100% of the principal amount of the New Private Notes redeemed, if redeemed on or after August 19, 2025, in each case plus accrued and unpaid interest, if any, to, but not including, the redemption date and a make-whole premium set forth in the Private Notes Indenture. If the Company experiences certain change of control events, the Company must offer to repurchase the New Private Notes at 101% of their principal amount, plus accrued and unpaid interest, if any, to, but not including, the repurchase date.

The Private Notes Indenture contains covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain dividend payments, distributions, investments and other restricted payments, sell certain assets, agree to any restrictions on the ability of its restricted subsidiaries to make payments to the Company, create certain liens, merge, consolidate or sell all or substantially all of their assets and enter into certain transactions with affiliates. These covenants are subject to a number of important exceptions and qualifications as described in the Private Notes Indenture.

Debt Issuance Fees

As a result of the transactions discussed above, the Company incurred a total of approximately $52.8 million of debt issuance fees which were allocated to the new revolving credit commitments, new Tranche 1, 2 and 3 Loans, New Registered Notes and New Private Notes based on their fair values at date of issuance. The debt issuance fees are being amortized over the terms of the respective agreements using the effective interest method.

As a result of the repayment of the remaining principal balance of Term Loan B, the 5.125% Senior Notes due 2023 and the newly issued Tranche 3 Loans as discussed further above, the Company wrote off an additional $2.3 million in deferred loan costs to loss on extinguishment of debt.

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

Subject to certain restrictions on share ownership and transfer, holders may exchange the notes at their option prior to the close of business on the business day immediately preceding November 25, 2025, but only under the following circumstances: (1) during the five consecutive business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the exchange rate for the notes on each such trading day; or (2) upon the occurrence of certain specified corporate events. On or after November 25, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, holders may exchange their notes at any time, regardless of the foregoing circumstances. Upon exchange of a note, GEO will pay or deliver, as the case may be, cash or a combination of cash and shares of the Company’s common stock. As of September 30, 2022, conditions had not been met to exchange the notes.

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

The Company elected to early adopt Accounting Standards Update ("ASU") 2020-06, Debt – Debt with Conversion and Other Options and Derivatives and Hedging – Contracts in Entity’s Own Equity, on January 1, 2021. The new standard simplifies the accounting for convertible debt by removing the requirements to separately present certain conversion features in equity. In addition, the new standard also simplifies the guidance in ASC 815-40, Derivatives and Hedging – Contract in Entity’s Own Equity, by removing certain criteria that must be satisfied to classify a contract as equity. Finally, the new standard revised the guidance on calculating earnings per share. The Company determined under the guidance of the new standard that the embedded conversion option does not require bifurcation and all proceeds were allocated to the Convertible Notes as a single instrument and is included in Long-Term Debt in the accompanying consolidated balance sheets. The costs incurred in the issuance, including the initial purchasers discount, totaling approximately $9.6 million, are classified as a cash outflow within the financing activities section in the consolidated statement of cash flows, and are also being amortized to expense over the term of the Convertible Notes.

Because the Company currently intends to settle conversions by paying cash up to the principal amount of the Convertible Notes, with any excess conversion value settled in shares of common stock, the Convertible Notes are being accounted for using the net settlement method (or treasury stock-type method) for the purposes of calculating diluted earnings per share. Using this method, the denominator will be affected when the average share price of the Company's common stock for a given period is greater than the conversion price of approximately $9.225 per share. There was no dilutive impact for the three and nine months ended September 30, 2022 and 2021.

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

During the nine months ended September 30, 2021, the Company repurchased $22.5 million in aggregate principal amount of its 5.125% Senior Notes due 2023 at a weighted average price of 90.68% for a total cost of $20.4 million. Additionally, the Company repurchased $17.2 million in aggregate principal amount of its 5.875% Senior Notes due 2024 at a weighted average price of 79.51% for a total cost of $13.7 million. As a result of these repurchases, the Company recognized a net gain on extinguishment of debt of

$4.7 million, net of the write-off of associated unamortized deferred loan costs. There were no debt repurchases during the nine months ended September 30, 2022.

Non-Recourse Debt

Australia - Ravenhall

In connection with a design and build project agreement with the State of Victoria, in September 2014, the Company entered into a syndicated facility agreement (the "Construction Facility") to provide debt financing for construction of the project. The Construction Facility provided for non-recourse funding up to AUD791 million, or approximately $511.2 million, based on exchange rates as of September 30, 2022. In accordance with the terms of the contract, upon completion and commercial acceptance of the project in late 2017, the State of Victoria made a lump sum payment of AUD310 million, or approximately $200.3 million, based on exchange rates as of September 30, 2022. The term of the Construction Facility was through September 2020 and bore interest at a variable rate quoted by certain Australian banks plus 200 basis points. On May 22, 2019, the Company completed an offering of AUD461.6 million, or $298.3 million, based on exchange rates as of September 30, 2022, aggregate principal amount of non-recourse senior secured notes due 2042 (the "Non-Recourse Notes"). The amortizing Non-Recourse Notes were issued by Ravenhall Finance Co Pty Limited in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Non-Recourse Notes were issued with a coupon and yield to maturity of 4.23% with a maturity date of March 31, 2042. On September 20, 2022, the Company sold its equity investment interest in the Ravenhall project and, as a result, the Non-Recourse Notes were transferred to the buyer and is no longer an outstanding obligation of the Company. Refer to Note 11 - Commitments, Contingencies and Other Matters for further information.

Other

In August of 2019, the Company entered into two identical Notes in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the Notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. The Company has entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at September 30, 2022 is $0.6 million of deferred loan costs incurred in the transaction. Refer to Note 9 - Derivative Financial Instruments for further information.

Guarantees

Australia

The Company has entered into a guarantee in connection with the operating performance of a facility in Australia. The obligation amounted to approximately AUD59 million, or $38.1 million, based on exchange rates as of September 30, 2022.

As of September 30, 2022, the Company also had seven other letters of credit outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $8.6 million, based on exchange rates as of September 30, 2022.

Except as discussed above, the Company does not have any off-balance sheet arrangements.

11. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Litigation, Claims and Assessments

Shareholder and Derivative Litigation

On July 7, 2020, a putative shareholder class action lawsuit was filed against the Company and its officers George C. Zoley and Brian R. Evans, in the U.S. District Court for the Southern District of Florida. On November 18, 2020, the lead plaintiffs, James Michael DeLoach and Edward Oketola, filed a consolidated class action amended complaint against Messrs. Zoley and Evans––as well as current and former Company officers J. David Donahue and Ann M. Schlarb. On September 23, 2021, the court dismissed all claims against Messrs. Evans and Donahue, and Ms. Schlarb, and dismissed all claims against GEO and Mr. Zoley other than claims related to GEO's disclosures about pending litigation. On October 4, 2021, plaintiffs filed a consolidated class action second amended complaint. The second amended complaint alleges that GEO and Mr. Zoley violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and alleges that Mr. Zoley violated Section 20(a) of the Exchange Act, by making materially false and misleading statements and/or omissions related to pending litigation, and seeks relief individually and on behalf of a putative class consisting of all persons and entities––other than the defendants, the officers and directors of the Company, members of their immediate families and their legal representatives, heirs, successors or assigns and any entity in which the defendants have or had a controlling interest––who purchased or otherwise acquired the Company’s securities during the alleged class period from November 9, 2018 to August 5, 2020, inclusive. The second amended complaint seeks damages, interest, attorneys’ fees, expert fees, other costs, and such other relief as the court may deem proper. On June 21, 2022, the court dismissed all claims in the second amended complaint other than those related to the Company’s statements about pending lawsuits made prior to July 17, 2019.

After the putative shareholder class action lawsuit was filed, three related putative shareholder derivative actions have also been filed. These cases generally allege breaches of fiduciary duties related to the same underlying matters alleged in the class action. First, on July 1, 2021, a putative shareholder derivative complaint was filed in Palm Beach County, Florida Circuit Court against the Company, as well as current and former Company directors and officers George C. Zoley, Jose Gordo, Brian R. Evans, Ann M. Schlarb, Richard H. Glanton, Anne N. Foreman, Christopher C. Wheeler, Julie M. Wood, Guido van Hauwermeiren, Scott M. Kernan, and Duane Helkowski (collectively, the “State Court Defendants”). Second, On November 12, 2021, a putative shareholder derivative complaint was filed in the U.S. District Court for the Southern District of Florida against the Company, the State Court Defendants, as well as current and former Company officers David Venturella and J. David Donahue (collectively, the “Derivative Defendants”). Third, on August 24, 2022, a putative stockholder derivative complaint was filed in the U.S. District Court for the Southern District of Florida against the Company and the Derivative Defendants. The state-court complaint alleges breach of fiduciary duty and unjust enrichment claims against the State Court Defendants relating to purported healthcare and quality of care deficiencies, an allegedly inadequate response to the COVID-19 pandemic, alleged forced labor by detainees, and alleged exposure to pending litigation, which purportedly led to damage to GEO. The federal-court complaints make similar allegations of breach of fiduciary duty as to the Derivative Defendants, and also allege that the Derivative Defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and that Mr. Zoley contributed to alleged violations of Sections 10(b) and 21D of the Exchange Act. The state-court lawsuit and the first federal-court lawsuit are currently stayed pending the resolution of the federal putative shareholder class action lawsuit described above.

GEO strongly disputes the claims made in these four lawsuits, and intends to take all necessary steps to vigorously defend itself from these lawsuits.

Immigration Detainee Litigation

Civil immigration detainees at the Aurora ICE Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the U.S. District Court for the District of Colorado. The complaint alleges that the Company was in violation of the Colorado Minimum Wages of Workers Act and the Federal Trafficking Victims Protection Act (“TVPA”). The plaintiff class claims that the Company was unjustly enriched based on the level of payment the detainees received for work performed in a voluntary work program the Company is required to implement at the facility under the terms of its contract with the federal government. On July 6, 2015, the court found that detainees were not employees under the Colorado Minimum Wage Order and dismissed this claim. In February 2017, the court granted the plaintiff-class’s motion for class certification on the TVPA and unjust enrichment claims. The plaintiff class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the court may deem proper. On October 18, 2022, the court issued an Order granting plaintiffs’ motion for summary judgment on the Company’s affirmative defenses, denying the Company’s motion for summary judgment, motion to dismiss, and motion for decertification of the class, narrowing the class period for plaintiffs’ TVPA claims, and otherwise ruling against the Company’s motions for relief.

Since the Colorado suit was initially filed, four similar lawsuits have been filed - two in the state of Washington and two in California.

The first of the two state of Washington lawsuits was filed on September 9, 2017 by immigration detainees against the Company in the U.S. District Court for the Western District of Washington. The second lawsuit was filed on September 20, 2017 by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. The plaintiffs claimed that Washington State minimum wage laws should be enforced with respect to detainees who volunteer to participate in a Voluntary Work Program administered by GEO at the Northwest ICE Processing Center (the "Center") as required by the U.S. Department of Homeland Security under the terms of GEO’s contract. The Center houses persons in the custody of federal immigration authorities while their immigration status is being determined by the federal government. In October 2021, an unfavorable jury verdict and Court judgment resulting in a combined $23.2 million judgment were entered against the Company in the retrial of the two cases, which judgment amounts were subsequently increased by a further award against the Company of attorney’s fees, costs, and interest in the amount of $12.7 million. The trial court has waived the necessity to post a supersedeas bond for the combined judgments and has stayed enforcement of the verdict and judgments while GEO’s appeal to the U.S. Court of Appeals for the Ninth Circuit is pending. Oral Argument was held on October 6, 2022. The case has been formally submitted to the three-judge panel for decision. GEO intends to take all necessary steps to vigorously defend itself. The Company has not established an accrual for this judgment as it believes a potential loss related to this case is not probable.

In California, a class-action lawsuit was filed on December 19, 2017 by immigration detainees against the Company in the U.S. District Court Eastern Division of the Central District of California. The California lawsuit alleges violations of the state’s minimum wage laws and that the Company violated the TVPA and California's equivalent state statute. The California court has certified a class of individuals who have been civilly detained at the Company's Adelanto Facility from December 19, 2014, until the date of Final judgment. On March 31, 2022, the court entered a stay of the California case until the Ninth Circuit rules on the Washington cases.

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

GEO believes it operates the VWP in full compliance with its contract with ICE and all applicable laws, regulations, and standards. GEO strongly disputes the claims made in these lawsuits, and intends to take all necessary steps to vigorously defend itself from these lawsuits. GEO has not recorded any accruals relating to these lawsuits at this time as losses are not considered probable.

Challenges to State Legislation that Conflict with Federal Contracts

On December 30, 2019, the Company filed a lawsuit in the U.S. District Court for the Southern District of California against the State of California for declaratory and injunctive relief challenging California’s newly enacted law - Assembly Bill 32 ("AB-32"), - which prohibits the operation of "private detention facilities" in California, including facilities in which the Company provides secure immigration detention contract services to the Federal government. The Company’s lawsuit asserts that AB-32 violates the Constitution’s Supremacy Clause, which protects the federal government from regulation by any state. By prohibiting federal detention facilities in California, the suit argues AB-32 substantially interferes with the ability of USMS and ICE to carry out detention responsibilities for the federal government. Secondly, because AB-32 creates an exemption for the application of AB-32 for the State of California for the use of "private detention facilities" (to alleviate overcrowding), California’s statute unlawfully discriminates against the federal government. On January 24, 2020, the United States filed a lawsuit challenging AB-32. On October 8, 2020, the court issued an order granting, in part, and denying in part, the Company’s and the United States’ motions for preliminary injunction and California’s motion to dismiss. Among other findings, the court (1) dismissed the Company’s intergovernmental immunity claims as well as the United States’ preemption claims as applied to ICE facilities; (2) found that the Company and the United States were likely to succeed on the preemption claims as applied to U.S. Marshals’ facilities and enjoined enforcing AB-32 against those facilities; and (3) refused to enjoin California from enforcing AB-32 against ICE contracts with the Company and the United States. The Company and the United States appealed to the Ninth Circuit Court of Appeals. Oral argument was held on June 7, 2021. On October 5, 2021, a three-Judge panel of the Ninth Circuit Court of Appeals reversed the lower court’s decision, holding that AB-32 conflicted with federal law. California petitioned the Ninth Circuit for the matter to be heard by the Court sitting en banc, which petition was accepted. On September 26, 2022, in an 8-3 en banc decision, the Ninth Circuit Court of Appeals held that AB-32 violates the U.S. Constitution Supremacy Clause and that AB-32 is preempted, vacated the lower court’s denial of the Company’s and the United States’ motions for preliminary injunction, and remanded the case to the District Court to consider the remaining preliminary injunction factors.

On April 29, 2021, the Company filed a lawsuit in the U.S. District Court for the Western District of Washington against the State of Washington for declaratory and injunctive relief challenging the State of Washington’s newly enacted law – House Bill 1090 – that purports to prohibit the operation of "private detention facilities" in the state, which would prevent the United States from using privately contracted detention facilities to house detainees in the custody of U.S. Immigration and Customs Enforcement (“ICE”). The court has entered a stay in this action pending the final resolution of the AB-32 appeal.

Other Litigation

The nature of the Company's business also exposes it to various other third-party legal claims or litigation against the Company, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by individuals in its care, medical malpractice claims, claims related to deaths in custody, product liability claims, intellectual property infringement claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, indemnification claims by its customers and other third parties, contractual claims and claims for personal injury or other damages resulting from contact with the Company's facilities, programs, electronic monitoring products, personnel or detainees, including damages arising from the escape of an individual in its care or from a disturbance or riot at a facility.

Accruals for Legal Proceedings

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

Other Assessment

A state non-income tax audit completed in 2016 included tax periods for which the state tax authority had previously processed a substantial tax refund. At the completion of the audit fieldwork, the Company received a notice of audit findings disallowing deductions that were previously claimed by the Company, approved by the state tax authority and served as the basis for the approved refund claim. In early January 2017, the Company received a formal Notice of Assessment of Taxes and Demand for Payment from the taxing authority disallowing the deductions. The total tax, penalty and interest related to the assessment is approximately $19.8 million. The Company is appealing an administrative ruling and disagrees with the assessment and intends to take all necessary steps to vigorously defend its position. The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of outside counsel in connection with this matter.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, allowed employers to defer the deposit and payment of the employer's share of Social Security taxes. The deferral applied to deposits and payments of the employer’s share of Social Security tax that would otherwise be required to be made during the period beginning on March 27, 2020 and ending on December 31, 2021. The deferred amounts are due to be paid in two equal installments no later than December 31, 2021 and December 31, 2022. The Company paid the first installment in September 2021. The remaining balance of the deferred payroll taxes of approximately $20.0 million was paid in August 2022.

Ravenhall

Effective September 20, 2022, the Company executed a Share and Unit Sale and Purchase Agreement ("SPA") for the sale of its equity investment interest in the government-owned Ravenhall Correctional Centre ("Centre") project in Australia for approximately $84 million in gross proceeds, pre-tax to an unrelated third party. In accordance with the SPA, the Company sold its shares/units in GEO Australasia Holdings Pty Ltd, GEO Australasia Finance Holdings Pty Ltd and GEO Australasia Finance Holding Trust, the Company's former wholly owned subsidiaries. These subsidiaries held the contract receivable and related non-recourse debt which were transferred to the buyer and are no longer an asset or outstanding obligation of the Company. These subsidiaries also held restricted cash that was also transferred to the buyer. The Company continues to manage the operations of the Centre on behalf of the State of Victoria. As a result of the sale, the Company recorded a gain of approximately $29.3 million, pre-tax. The proceeds, along with available cash on hand, were used to repay all of the remaining outstanding principal of its Term Loan B and its newly issued Tranche 3 Loans. Refer to Note 10 - Debt for additional information.

Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing active capital projects will be approximately $32.4 million of which $13.2 million was spent through the first nine months of 2022. The Company estimates the remaining capital requirements related to these capital projects will be $19.2 million which will be spent through the remainder of 2022.

Idle Facilities

As of September 30, 2022, the Company was marketing eleven of its idle facilities to potential customers. The carrying values of these idle facilities are included in Property and Equipment, Net and Assets for Sale in the accompanying consolidated balance sheets. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that can be easily transferred for use at other facilities. There was no indication of impairment related to the Company's idle facilities as of September 30, 2022.

				Secure Services	Reentry Services	Total
		Secure Services	Reentry Services	Net Carrying Value	Net Carrying Value	Net Carrying Value
Facility	Year Idled	Design Capacity	Design Capacity	September 30, 2022	September 30, 2022	September 30, 2022
Great Plains Correctional Facility	2021	1,940	—	$70,016	$—	$70,016
D. Ray James Correctional Facility	2021	1,900	—	51,285	—	51,285
Northlake Correctional Facility	2022	1,800	—	69,113	—	69,113
Rivers Correctional Facility	2021	1,450	—	38,348	—	38,348
Big Spring Correctional Facility	2021	1,732	—	33,678	—	33,678
Flightline Correctional Facility	2021	1,800	—	35,586	—	35,586
McFarland Female Community Reentry Facility	2020	300	—	11,038	—	11,038
Cheyenne Mountain Recovery Center	2020	—	750	—	16,806	16,806
Albert Bo Robinson Assessment & Treatment Center	2022	—	900	—	14,198	14,198
Coleman Hall	2017	—	350	—	7,844	7,844
Hector Garza Center	2020	—	139	—	4,882	4,882
Total		10,922	2,139	$309,064	$43,730	$352,794

12. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the U.S. Secure Services segment; the Electronic Monitoring and Supervision Services segment; the Reentry Services segment; and the International Services segment. The Company has identified these four reportable segments to reflect the current view that the Company operates four distinct business lines, each of which constitutes a material part of its overall business. The Company determined that its previously reportable business segment, Facility Construction and Design, no longer qualifies as a reportable segment as it no longer met certain quantitative thresholds and has been aggregated with the Company’s International Services reportable business segment below. In addition, the Company appointed a new Chief Executive Officer, the chief operating decision maker, during fiscal 2021. Based on changes to the way the Company’s chief operating decision maker views the business and financial results used to allocate resources to its electronic monitoring and supervision services operations, along with the growth of the business, the Company determined to report the electronic monitoring and supervision services operation as a separate reportable segment. This segment is presented as Electronic Monitoring and Supervision Services. Previously, the electronic monitoring and supervision services operations were included in the GEO Care reportable segment. In addition, the GEO Care reportable segment was renamed Reentry Services and includes services provided to adults for residential and non-residential treatment, educational and community-based programs, pre-release and half-way house programs. Reentry Services also includes activities for our former youth division for half of 2021 and all historical periods. The youth division was divested on July 1, 2021. The Company has retroactively restated its segment presentation for the three and nine months ended September 30, 2021 to reflect these changes.

The U.S. Secure Services segment primarily encompasses U.S.-based secure services business. The Electronic Monitoring and Supervision Services segment, which conducts its services in the United States, represents technology and services provided to adults for monitoring services for community-based parolees, probationers, and pretrial defendants. The Reentry Services segment, which conducts its services in the United States represents evidence-based supervision and treatment programs provided to adults for residential and non-residential treatment, educational and community-based programs, pre-release and half-way house programs. The International Services segment primarily consists of secure services operations in South Africa and Australia. Segment disclosures below (in thousands) reflect the results of continuing operations. All transactions between segments are eliminated.

The Company's segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues:
U.S. Secure Services	$368,493	$369,609	$1,073,140	$1,125,014
Electronic Monitoring and Supervision Services	137,039	74,575	346,444	199,788
Reentry Services	65,406	60,740	192,557	212,914
International Services	45,745	52,353	143,904	161,357
Total revenues	$616,683	$557,277	$1,756,045	$1,699,073
Operating income from segments:
U.S. Secure Services	$67,462	$72,054	$214,994	$219,471
Electronic Monitoring and Supervision Services	67,673	35,052	160,838	89,520
Reentry Services	9,816	13,265	34,027	39,604
International Services	3,192	4,123	12,740	17,112
Operating income from segments	$148,143	$124,494	$422,599	$365,707
General and Administrative Expenses	(50,022)	(50,475)	$(147,878)	(153,642)
Total Operating Income	$98,121	$74,019	$274,721	$212,065

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating income from segments	$148,143	$124,494	$422,599	$365,707
Unallocated amounts:
General and administrative expenses	(50,022)	(50,475)	(147,878)	(153,642)
Net interest expense	(41,426)	(26,535)	(95,082)	(78,245)
(Loss) gain on extinguishment of debt	(37,487)	-	(37,487)	4,693
(Loss) gain on disposition on asset divestitures	29,279	(6,088)	32,332	4,291
Income before income taxes and equity in earnings of affiliates	$48,487	$41,396	$174,484	$142,804

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

The Company has recorded $2.1 million in earnings, net of tax, for SACS operations during the nine months ended September 30, 2022, and $2.7 million in earnings, net of tax, for SACS operations during the nine months ended September 30, 2021, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of September 30, 2022, and December 31, 2021, the Company’s investment in SACS was $9.2 million and $10.3 million, respectively, and represents its share of cumulative reported earnings.

The Company has recorded $1.7 million in earnings, net of tax, for GEOAmey's operations during the nine months ended September 30, 2022, and $2.9 million in earnings, net of tax, for GEOAmey's operations during the nine months ended September 30, 2021, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of September 30, 2022, and December 31, 2021, the Company’s investment in GEOAmey was $9.2 million and $10.1 million, respectively, and represents its share of cumulative reported earnings.

13. BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$31,830	$33,530
Service cost	839	1,404
Interest cost	721	1,274
Actuarial gain	—	(3,505)
Benefits paid	(733)	(873)
Projected benefit obligation, end of period	$32,657	$31,830
Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	733	873
Benefits paid	(733)	(873)
Plan assets at fair value, end of period	$—	$—
Unfunded Status of the Plan	$32,657	$31,830

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Components of Net Periodic Benefit Cost
Service cost	$280	$351	$839	$1,053
Interest cost	240	319	721	956
Net loss	108	197	324	591
Net periodic pension cost	$628	$867	$1,884	$2,600

The long-term portion of the pension liability as of September 30, 2022 and December 31, 2021 was $31.8 million and $31.5 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

Amended and Restated Executive Retirement Agreement

The Company also has a non-qualified deferred compensation agreement with its former CEO. The agreement provides for a lump sum cash payment upon retirement, no sooner than age 55. As of September 30, 2022, the former CEO had reached age 55 and was eligible to receive the payment upon retirement.

On May 27, 2021, the Company and its former CEO entered into an Amended and Restated Executive Retirement Agreement which replaced the former CEO’s previous agreement, effective July 1, 2021. Pursuant to the terms of the Amended and Restated Executive Retirement Agreement, upon the date that the former CEO ceases to provide services to the Company, the Company will pay to the former CEO an amount equal to $3,600,000 which shall be paid in cash. The payment shall be credited with interest at a rate of 5% compounded quarterly. Additionally, at the end of each calendar year provided that the former CEO is still providing services to GEO pursuant to the Executive Chairman Agreement, GEO will credit an amount equal to $1,000,000 at the end of each calendar year (the “Employment Contributions Account”). The Employment Contributions Account will be credited with interest at the rate of 5% compounded quarterly. The balance of the Amended and Restated Executive Retirement Agreement was approximately $5.8 million at September 30, 2022.

The Company has established several trusts for the purpose of paying the retirement benefit pursuant to the Amended and Restated Executive Retirement Agreement. The trusts are revocable “rabbi trusts” and the assets of the trusts are subject to the claims of the Company’s creditors in the event of the Company’s insolvency.

14. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, “Reference Reform Rate (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” to provide temporary optional expedients and exceptions to the contract modifications, hedge relationships and other transactions affected by reference rate reform if certain criteria are met. This ASU, which was effective upon issuance and may be applied through December 31, 2022, is applicable to all contracts and hedging relationships that reference the London Interbank Offered Rate or any other reference rate expected to be discontinued. We do not expect any significant impacts of reference rate reform and the application of this guidance.

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
•
our ability to prevail in our challenge to EHB 1090 legislation that is pending in the State of Washington;
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
•
the covenants in the indentures governing the Convertible Notes, the 6.00% Senior Notes due 2026, the 5.875% Senior Notes due 2024 and the covenants in the indentures governing the 2028 Registered Notes, the 2028 Private Exchange Notes and the Exchange Credit Agreement impose significant operating and financial restrictions which may adversely affect our ability to operate our business;
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

We operated as a REIT from January 1, 2013 through December 31, 2020. As a REIT, we provided services and conducted other business activities through TRSs. A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax rates and certain qualification requirements. Our use of TRSs permitted us to engage in certain business activities in which the REIT could not engage directly, so long as those activities were conducted in entities that elected to be treated as TRSs under the Code, and enabled GEO to, among other things, provide correctional services at facilities that we own and at facilities owned by our government partners. A TRS is not subject to the distribution requirements applicable to REITs so it may retain income generated by its operations for reinvestment.

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

At September 30, 2022, our worldwide operations include the management and/or ownership of approximately 82,000 beds at 102 secure services and community based facilities, including idle facilities, and also include the provision of community supervision services for an average of more than 500,000 individuals, including nearly 200,000 through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

For the nine months ended September 30, 2022 and 2021, we had consolidated revenues of $1,756.0 million and $1,699.1 million, respectively. We maintained an average company-wide facility occupancy rate of 86.0% including 68,920 active beds and excluding 13,061 idle beds which includes those being marketed to potential customers for the nine months ended September 30, 2022, and 86.5% including 78,366 active beds and excluding 7,968 idle beds which includes those being marketed to potential customers for the nine months ended September 30, 2021. Overall occupancy levels have been lower than prior periods due to the impact of the COVID-19 pandemic as well as the impacts of the Executive Order (as defined below).

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 28, 2022, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the year ended December 31, 2021.

Business Segments

We conduct our business through four reportable business segments: our U.S. Secure Services segment; our Electronic Monitoring and Supervision Services segment; our Reentry Services segment and our International Services segment. We have identified these four reportable segments to reflect our current view that we operate four distinct business lines, each of which constitutes a material part of our overall business. We have determined that our previously reportable business segment, Facility Construction and Design, no longer qualifies as a reportable segment as it no longer meets certain quantitative thresholds and has been aggregated with our International Services reportable business segment. In addition, we appointed a new Chief Executive Officer, the chief operating decision maker, during fiscal 2021. Based on changes to the way our chief operating decision maker views the business and financial results used to allocate resources to our electronic monitoring and supervision services operations, along with the growth of the business, we report the electronic monitoring and supervision services operation as a separate reportable segment. This segment is presented as Electronic Monitoring and Supervision Services. Previously, the electronic monitoring and supervision services operations were included in our GEO Care reportable segment. In addition, the GEO Care reportable segment was renamed Reentry Services and includes services provided to adults for residential and non-residential treatment, educational and community-based programs, pre-release and half-way house programs. We have retroactively restated our segment presentation for the three and nine months ended September 30, 2021 to reflect these changes.

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

Recent Developments

Exchange Offering

On August 19, 2022, we completed an exchange offer to exchange certain of our outstanding 5.125% Senior Notes due 2023, 5.875% Senior Notes due 2024, 6.00% Senior Notes due 2026 and certain revolving credit loans and term loans under our senior secured credit facility into newly issued Senior Second Lien Secured Notes and a new credit facility. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Ravenhall

Effective September 20, 2022, we sold our equity investment interest in the government-owned Ravenhall Correctional Centre in Australia for approximately $84 million in gross proceeds, pre-tax to an unrelated third party. We continue to manage the operations of the facility on behalf of the State of Victoria. As a result of the sale, we recorded a net gain of approximately $29.3 million. The proceeds, along with available cash on hand, were used to repay all of the remaining outstanding principal of our Term Loan B and our newly issued Tranche 3 Loans. Refer to Note 11 - Commitments, Contingencies and Other Matters and Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Executive Order

On January 26, 2021, President Biden signed an executive order directing the United States Attorney General not to renew Department of Justice (“DOJ”) contracts with privately operated criminal detention facilities, as consistent with applicable law. Two agencies of the DOJ, the Federal Bureau of Prisons (“BOP”) and the U.S. Marshals Service (“USMS”), utilize GEO’s support services. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts. As of September 30, 2022, GEO has three company-owned/company-leased facilities under direct contracts with USMS, which have current contract option periods that expire between February 28, 2023 and September 30, 2023. These facilities combined represented approximately 6% of our revenues for the year ended December 31, 2021.

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

COVID-19

We have been and are currently closely monitoring the impact of the COVID-19 pandemic and the efficacy and distribution of COVID-19 vaccines on all aspects of our business and geographies, including how it will impact those entrusted in our care and governmental partners. We did incur disruptions during the nine months ended September 30, 2022 from the COVID-19 pandemic and are unable to predict the overall future impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. Refer to further discussion regarding the economic impacts of COVID-19 to our operations in the Outlook section below.

Contract Developments

As previously disclosed, our contract with the BOP for our company-owned North Lake Correctional Facility in Michigan expired at the end of September 2022. As of the end of the third quarter, we no longer have any contracts with the BOP for secure correctional facilities.

Idle Facilities

We are currently marketing 13,061 vacant beds at eleven of our idle facilities to potential customers. The carrying values of these idle facilities totaled $352.8 million as of September 30, 2022, excluding equipment and other assets that can be easily transferred for use at other facilities. Refer to Note 11 – Commitments, Contingencies and Other Matters included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2022, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of Third Quarter 2022 and Third Quarter 2021

Revenues

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$368,493	59.8%	$369,609	66.3%	$(1,116)	(0.3)%
Electronic Monitoring and Supervision Services	137,039	22.2%	74,575	13.4%	62,464	83.8%
Reentry Services	65,406	10.6%	60,740	10.9%	4,666	7.7%
International Services	45,745	7.4%	52,353	9.4%	(6,608)	(12.6)%
Total	$616,683	100.0%	$557,277	100.0%	$59,406	10.7%

U.S. Secure Services

Revenues decreased slightly by $1.1 million in Third Quarter 2022 compared to Third Quarter 2021 primarily due to aggregate decreases of $33.7 million due to the ramp-down/deactivations of our company-owned Big Springs and Flightline Correctional Facilities, our managed-only Bay and Graceville Correctional Rehabilitation Facilities, as well as our managed-only George W. Hill Correctional Facility. These decreases were partially offset by aggregate net increases of $14.0 million resulting from the contract activation and ramp up at our company-owned Moshannon Valley Processing Center, our company-owned Eagle Pass Detention Center and new transportation contracts. In addition, we experienced aggregate net increases in rates and/or per diem amounts in connection with contract modifications, transportation services and increased occupancies of $18.6 million.

The number of compensated mandays in U.S. Secure Services facilities was approximately 4.6 million in Third Quarter 2022 and 4.8 million in Third Quarter 2021. We experienced an aggregate net decrease of approximately 200,000 mandays as a result of contract terminations, partially offset by contract activations and increases in occupancies discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Secure Services facilities was 90.5% and 88.4% of capacity in the Third Quarter 2022 and Third Quarter 2021, respectively, excluding idle facilities.

Electronic Monitoring and Supervision Services

Revenues increased by $62.5 million in Third Quarter 2022 compared to Third Quarter 2021 due to increases in average participant counts under the Intensive Supervision and Appearance Program ("ISAP").

Reentry Services

Revenues increased by $4.7 million in Third Quarter 2022 compared to Third Quarter 2021 primarily due to increases of $4.0 million due to new/reactivated contracts, day reporting centers and programs including the activation of our company-owned Tampa Residential Reentry Center in Tampa, Florida in September 2021. We also experienced a net aggregate increase of $0.7 million related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals.

International Services

Revenues for International Services decreased by $6.6 million in Third Quarter 2022 compared to Third Quarter 2021 primarily due to foreign exchange rate fluctuations of $3.9 million. We also experienced a net decrease of $2.7 million primarily driven by the transition of our management contract for the Dungavel House Immigration Removal Centre in the United Kingdom to the government effective September 30, 2021.

Operating Expenses

	2022	% of Segment Revenues	2021	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$281,694	76.4%	$277,156	75.0%	$4,538	1.6%
Electronic Monitoring and Supervision Services	61,351	44.8%	32,043	43.0%	29,308	91.5%
Reentry Services	51,121	78.2%	43,021	70.8%	8,100	18.8%
International Services	42,044	91.9%	47,680	91.1%	(5,636)	(11.8)%
Total	$436,210	70.7%	$399,900	71.8%	$36,310	9.1%

U.S. Secure Services

Operating expenses for U.S. Secure Services increased by $4.5 million in Third Quarter 2022 compared to Third Quarter 2021 primarily due to aggregate net increases of $11.4 million resulting from the contract activation and ramp up at our company-owned Moshannon Valley Processing Center and Eagle Pass Detention Center. In addition, we experienced aggregate net increases in connection with transportation services, increased occupancies and the variable costs associated with those services of $18.8 million. Partially offsetting these increases were $25.7 million related to the ramp-down/deactivations of our company-owned Big Springs, Flightline and Great Plains Correctional Facilities, our Queens Detention Facility, our managed-only Bay and Graceville Correctional Rehabilitation Facilities, as well as our managed-only George W. Hill Correctional Facility.

Electronic Monitoring and Supervision Services

Operating expenses increased by $29.3 million in Third Quarter 2022 compared to Third Quarter 2021 primarily due to increases in variable costs related to increases in average participant counts under ISAP.

Reentry Services

Operating expenses for Reentry Services increased by $8.1 million during Third Quarter 2022 compared to Third Quarter 2021 primarily due to increases of $2.9 million due to new/reactivated contracts, day reporting centers and programs including the activation of our company-owned Tampa Residential Reentry Center in Tampa, Florida in September 2021. We also experienced an aggregate net increase of $5.9 million related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals and the associated variable costs. Partially offsetting these increases was a decrease of $0.7 million due to contract terminations. Operating expenses as a percentage of revenue increased due to the closure of certain underperforming facilities.

International Services

Operating expenses for International Services decreased by $5.6 million in Third Quarter 2022 compared to Third Quarter 2021 primarily due to foreign exchange rate fluctuations of $3.6 million. We also experienced a net decrease of $2.0 million primarily driven by the transition of our management contract for the Dungavel House Immigration Removal Centre in the United Kingdom to the government effective September 30, 2021.

Depreciation and Amortization

	2022	% of Segment Revenue	2021	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$19,337	5.2%	$20,399	5.5%	$(1,062)	(5.2)%
Electronic Monitoring and Supervision Services	8,015	5.8%	7,479	10.0%	536	7.2%
Reentry Services	4,469	6.8%	4,455	7.3%	14	0.3%
International Services	509	1.1%	550	1.1%	(41)	(7.5)%
Total	$32,330	5.2%	$32,883	5.9%	$(553)	(1.7)%

U.S. Secure Services

U.S. Secure Services depreciation and amortization expense decreased in Third Quarter 2022 compared to Third Quarter 2021 primarily due to certain assets becoming fully depreciated and or amortized as well as certain asset dispositions at our company-owned facilities.

Electronic Monitoring and Supervision Services

Depreciation and amortization expense increased slightly in Third Quarter 2022 compared to Third Quarter 2021 primarily due to certain equipment additions.

Reentry Services

Reentry Services depreciation and amortization expense was relatively consistent in Third Quarter 2022 compared to Third Quarter 2021.

International Services

Depreciation and amortization expense decreased slightly in Third Quarter 2022 compared to Third Quarter 2021 primarily due to foreign exchange rate fluctuations.

Other Unallocated Operating Expenses

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$50,022	8.1%	$50,475	9.1%	$(453)	(0.9)%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses were relatively consistent in Third Quarter 2022 compared to Third Quarter 2021.

Non-Operating Expenses

Interest Income and Interest Expense

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$5,111	0.8%	$5,990	1.1%	$(879)	(14.7)%
Interest Expense	$46,537	7.5%	$32,525	5.8%	$14,012	43.1%

Interest income decreased in Third Quarter 2022 compared to Third Quarter 2021 primarily due to the effect of foreign exchange rate fluctuations.

On August 19, 2022, we completed an exchange offer to exchange certain of our outstanding 5.125% Senior Notes due 2023, 5.875% Senior Notes due 2024, 6.00% Senior Notes due 2026 and certain revolving credit loans and term loans under our senior secured credit facility into newly issued Senior Second Lien Secured Notes and a new Exchange Credit Agreement. Interest expense increased in Third Quarter 2022 compared to Third Quarter 2021 primarily due to higher interest rates on the new debt instruments as well as the net amortization of deferred issuance costs and discounts/premiums related to the transaction. Additionally, SOFR/LIBOR rates have increased in Third Quarter 2022 compared to Third Quarter 2021. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Loss on Extinguishment of Debt

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$37,487	6.1%	$—	(—)%	$37,487	100.0%

During Third Quarter 2022, the Company completed an exchange offer to exchange certain of its outstanding 5.125% Senior Notes due 2023, 5.875% Senior Notes due 2024, 6.000% Senior Notes due 2026 and certain revolving credit loans and term loans under its senior secured credit facility into newly issued Senior Second Lien Secured Notes and a new credit facility. As a result of the transactions, we recorded a net loss on extinguishment of debt of $37.5 million. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Gain (Loss) on Asset Divestitures

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Gain (Loss) on Asset Divestitures	$29,279	4.7%	$(6,088)	(1.1)%	$35,367	(580.9)%

During Third Quarter 2022, we sold our equity investment interest in the government-owned Ravenhall Correctional Centre project in Australia for approximately $84 million in gross proceeds, pre-tax to an unrelated third party. As a result of the transaction, we recorded a gain of approximately $29.3 million. Refer to Note 11 - Commitments, Contingencies and Other Matters of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

During Third Quarter 2021, we completed a divestiture of our youth division. As a result of the transaction, we recorded a loss of approximately $5.0 million. Also in Third Quarter 2021, we recorded a loss of approximately $1.1 million related to the disposition of certain assets at our company-owned Queens Detention Center, located in New York and our company-owned DuPage Interventions center, located in Illinois.

Income Tax Provision

	2022	Effective Rate	2021	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$11,246	23.2%	$8,395	20.3%	$2,851	34.0%

The provision for income taxes and our effective tax rate during Third Quarter 2022 increased compared to Third Quarter 2021 principally due to the Company electing to terminate its REIT status at the end of 2021 and becoming a taxable C corporation. In Third Quarter 2022, there was a $4.3 million net discrete tax benefit as compared to a $1.7 million net discrete tax expense in Third Quarter 2021. We estimate our 2022 annual effective tax rate to be in the range of approximately 27% to 29%, exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$1,071	0.2%	$1,640	0.3%	$(569)	(34.7)%

Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates decreased during Third Quarter 2022 compared to Third Quarter 2021 primarily due to less favorable performance by GEOAmey.

Comparison of Nine Months 2022 and Nine Months 2021

Revenues

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$1,073,140	61.1%	$1,125,014	66.2%	$(51,874)	(4.6)%
Electronic Monitoring and Supervision Services	346,444	19.7%	199,788	11.8%	146,656	73.4%
Reentry Services	192,557	11.0%	212,914	12.5%	(20,357)	(9.6)%
International Services	143,904	8.2%	161,357	9.5%	(17,453)	(10.8)%
Total	$1,756,045	100%	$1,699,073	100.0%	$56,972	3.4%

U.S. Secure Services

Revenues decreased by $51.9 million in Nine Months 2022 compared to Nine Months 2021 primarily due to aggregate decreases of $131.6 million due to the ramp-down/deactivations of our company-owned D. Ray James, Rivers, Big Springs, Flightline, Reeves County Detention I & II and Great Plains Correctional Facilities, our Queens Detention Facility, our managed-only Bay and Graceville Correctional Rehabilitation Facilities, as well as our managed-only George W. Hill Correctional Facility. Also included in this decrease is the transition of the operation of our company-owned Guadalupe County Correctional Facility to the New Mexico Corrections Department in November 2021. These decreases were partially offset by aggregate net increases of $32.4 million resulting from the contract activation and ramp up at our company-owned Moshannon Valley Processing Center, Desert View Annex as well as our company-owned Eagle Pass Detention Center. In addition, we experienced aggregate net increases in rates and/or per diem amounts in connection with contract modifications, transportation services and increased occupancies of $47.3 million.

The number of compensated mandays in U.S. Secure Services facilities was approximately 13.6 million in Nine Months 2022 and 14.3 million in Nine Months 2021. We experienced an aggregate net decrease of approximately 700,000 mandays as a result of contract terminations, partially offset by contract activations and increases in occupancies discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Secure Services facilities was 89.9% and 89.3% of capacity in Nine Months 2022 and Nine Months 2021, respectively, excluding idle facilities.

Electronic Monitoring and Supervision Services

Revenues increased by $146.7 million in Nine Months 2022 compared to Nine Months 2021 primarily due to increases in average participant counts under ISAP.

Reentry Services

Revenues decreased by $20.4 million in Nine Months 2022 compared to Nine Months 2021 primarily due to a decrease of $34.5 million as a result of the sale of our youth business which was effective July 1, 2021. This decrease was partially offset by increases of $10.2 million due to new/reactivated contracts, day reporting centers and programs including the activation of our company-owned Tampa Residential Reentry Center in Tampa, Florida in September 2021. Also partially offsetting the decrease was a net aggregate increase of $3.9 million related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals.

International Services

Revenues for International Services decreased by $17.5 million in Nine Months 2022 compared to Nine Months 2021 primarily due to foreign exchange rate fluctuations of $10.8 million. We also experienced a net decrease of $6.7 million primarily driven by the transition of our management contract for the Dungavel House Immigration Removal Centre in the United Kingdom to the government effective September 30, 2021.

Operating Expenses

	2022	% of Segment Revenues	2021	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$796,913	74.3%	$843,896	75.0%	$(46,983)	(5.6)%
Electronic Monitoring and Supervision Services	162,072	46.8%	87,485	43.8%	74,587	85.3%
Reentry Services	144,563	75.1%	159,137	74.7%	(14,574)	(9.2)%
International Services	129,614	90.1%	142,542	88.3%	(12,928)	(9.1)%
Total	$1,233,162	70.2%	$1,233,060	72.6%	$102	0.0%

U.S. Secure Services

Operating expenses for U.S. Secure Services decreased by $47.0 million in Nine Months 2022 compared to Nine Months 2021 primarily due to decreases of $107.6 million related to the ramp-down/deactivations of our company-owned D. Ray James, Rivers, Big Springs, Flightline, Reeves County Detention I & II and Great Plains Correctional Facilities, our Queens Detention Facility, our managed-only Bay and Graceville Correctional Rehabilitation Facilities, as well as our managed-only George W. Hill Correctional Facility. Also included in this decrease is the transition of the operation of our company-owned Guadalupe County Correctional Facility to the New Mexico Corrections Department in November 2021. We also experienced a net decrease of $6.2 million related to certain indirect expenses primarily related to actuarial insurance expense adjustment for general liability and employee medical. These decreases were partially offset by aggregate net increases of $28.3 million resulting from the contract activation and ramp up at our company-owned Moshannon Valley Processing Center, Desert View Annex as well as our company-owned Eagle Pass Detention Center. In addition, we experienced aggregate net increases in connection with transportation services, increased occupancies and the variable costs associated with those services of $38.5 million.

Electronic Monitoring and Supervision Services

Operating expenses increased by $74.6 million in Nine Months 2022 compared to Nine Months 2021 primarily due to increases in variable costs related to increases in average participant counts under ISAP.

Reentry Services

Operating expenses for Reentry Services decreased by $14.6 million during Nine Months 2022 compared to Nine Months 2021 primarily due to a decrease of $30.7 million as a result of the sale of our youth business which was effective July 1, 2021. We also experienced a decrease of $2.8 million due to contract termination. These decreases were partially offset by increases of $6.2 million due to new/reactivated contracts, day reporting centers and programs including the activation of our company-owned Tampa Residential Reentry Center in Tampa, Florida in September 2021. Also partially offsetting the decreases was a net aggregate increase of $12.7 million related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals.

International Services

Operating expenses for International Services decreased by $12.9 million in Nine Months 2022 compared to Nine Months 2021 primarily due to foreign exchange rate fluctuations of $9.7 million. We also experienced a net decrease of $3.2 million primarily driven by the transition of our management contract for the Dungavel House Immigration Removal Centre in the United Kingdom to the government effective September 30, 2021.

Depreciation and Amortization

	2022	% of Segment Revenue	2021	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$61,233	5.7%	$61,647	5.5%	$(414)	(0.7)%
Electronic Monitoring and Supervision Services	23,534	6.8%	22,783	11.4%	751	3.3%
Reentry Services	13,967	7.3%	14,173	6.7%	(206)	(1.5)%
International Services	1,550	1.1%	1,703	1.1%	(153)	(9.0)%
Total	$100,284	5.7%	$100,306	5.9%	$(22)	(0.0)%

U.S. Secure Services

U.S. Secure Services depreciation and amortization expense decreased slightly in Nine Months 2022 compared to Nine Months 2021 primarily due to decreases related to certain assets becoming fully depreciated and/or amortized as well as certain asset dispositions at our company-owned facilities.

Electronic Monitoring and Supervision Services

Depreciation and amortization expense increased slightly in Nine Months 2022 compared to Nine Months 2021 primarily due to certain equipment additions.

Reentry Services

Reentry Services depreciation and amortization expense decreased slightly in Nine Months 2022 compared to Nine Months 2021 primarily due to certain asset dispositions at our company-owned centers.

International Services

Depreciation and amortization expense decreased slightly in Nine Months 2022 compared to Nine Months 2021 primarily due to foreign exchange rate fluctuations.

Other Unallocated Operating Expenses

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$147,878	8.4%	$153,642	9.0%	$(5,764)	(3.8)%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses decreased in Nine Months 2022 compared to Nine Months 2021 by $5.8 million primarily due to one-time employee restructuring expenses of $7.5 million incurred in Nine Months 2021. Partially offsetting this decrease were increased professional fees for financial and legal advisors assisting us in reviewing potential asset sales as well as normal professional, consulting and other administrative expenses.

Non-Operating Expenses

Interest Income and Interest Expense

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$16,301	0.9%	$18,177	1.1%	$(1,876)	(10.3)%
Interest Expense	$111,383	6.3%	$96,422	5.7%	$14,961	15.5%

Interest income decreased in Nine Months 2022 compared to Nine Months 2021 primarily due to the effect of foreign exchange rate fluctuations.

On August 19, 2022, we completed an exchange offer to exchange certain of our outstanding 5.125% Senior Notes due 2023, 5.875% Senior Notes due 2024, 6.00% Senior Notes due 2026 and certain revolving credit loans and term loans under our senior secured credit facility into newly issued Senior Second Lien Secured Notes and a new Exchange Credit Agreement. Interest expense increased in Nine Months 2022 compared to Nine Months 2021 primarily due to higher interest rates on the new debt instruments as well as the net amortization of deferred issuance costs and discounts/premiums related to the transaction. Additionally, SOFR/LIBOR rates have increased in Nine Months 2022 compared to Nine Months 2021. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

(Loss) Gain on Extinguishment of Debt

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
(Loss) Gain on Extinguishment of Debt	$(37,487)	(2.1)%	$4,693	0.3%	$(42,180)	(898.8)%

During Nine Months 2022, we completed an exchange offer to exchange certain of our outstanding 5.125% Senior Notes due 2023, 5.875% Senior Notes due 2024, 6.00% Senior Notes due 2026 and certain revolving credit loans and term loans under our senior secured credit facility into newly issued Senior Second Lien Secured Notes and a new credit facility. As a result of the transactions, we recorded a net loss on extinguishment of debt of $37.5 million, net of the write-off of associated unamortized deferred loan costs.

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

Gain on Asset Divestitures

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Gain on Asset Divestitures	$32,332	1.8%	$4,291	0.3%	$28,041	653.5%

During Nine Months 2022, we sold our equity investment interest in the government-owned Ravenhall Correctional Centre project in Australia for approximately $84 million in gross proceeds, pre-tax to an unrelated third party. As a result of the transaction, we recorded a gain of approximately $29.3 million. Refer to Note 11 - Commitments, Contingencies and Other Matters of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion. The net gain in Nine Months 2022 also includes the sale of our Perry County Correctional Facility located in Alabama.

The net gain in Nine Months 2021 was primarily due to gains on the sale of our interest in Talbot Hall, located in New Jersey and the sale of our Company-Owned McCabe Center, located in Texas which was partially offset by the divestiture of our youth division which resulted in a loss of approximately $5.0 million.

Income Tax Provision

	2022	Effective Rate	2021	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$48,106	27.6%	$21,394	15.0%	$26,712	124.9%

The provision for income taxes and our effective tax rate increased during Nine Months 2022 compared to Nine Months 2021 principally due to the Company electing to terminate its REIT status at the end of 2021 and becoming a taxable C corporation. In Nine Months 2022, there was a net $2.3 million discrete tax benefit compared to a net $3.5 million discrete tax expense in Nine Months 2021. Included in the provision for income taxes in Nine Months 2022 and Nine Months 2021 were a $2.0 million and $2.5 million discrete tax expense related to stock compensation that vested during the respective periods. We estimate our 2022 annual effective tax rate to be in the range of approximately 27% to 29%, exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$3,786	0.2%	$5,647	0.3%	$(1,861)	(33.0)%

Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates decreased during Nine Months 2022 compared to Nine Months 2021 primarily due to less favorable performance by GEOAmey.

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

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing active capital projects will be approximately $32.4 million of which $13.2 million was spent through September 30, 2022. We estimate that the remaining capital requirements related to these capital projects will be $19.2 million which will be spent through the remainder of 2022.

We plan to fund all of our capital needs, including capital expenditures, from cash on hand, cash from operations, borrowings under our Exchange Credit Agreement and any other financings which our management and Board, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under our Exchange Credit Agreement. Our management believes that our financial resources and sources of liquidity will allow us to manage the continued impact of COVID-19 on our business, financial condition, results of operations and cash flows. For the full-year 2022, we have reduced our planned capital spending by deferring capital expenditure projects where possible and closely managing our working capital. We previously completed our annual budgeting process and have identified cost savings at the corporate and facility level. Additionally, we may from time to time pursue transactions for the potential sale of additional assets and businesses and/or other strategic transactions. Our management believes that cash on hand, cash flows from operations and availability under our Exchange Credit Agreement will be adequate to support our capital requirements for 2022 as disclosed under “Capital Requirements” above. The challenges posed by COVID-19, as well as the current political environment, generally and on our business are continuing to evolve. Consequently, we will continue to evaluate our financial position in light of future developments, the Executive Order and COVID-19.

Liquidity and Capital Resources

Indebtedness

Exchange Offering

On August 19, 2022, we completed an exchange offer to exchange certain of our outstanding 5.125% Senior Notes due 2023, 5.875% Senior Notes due 2024, 6.00% Senior Notes due 2026 and certain revolving credit loans and term loans under our senior secured credit facility into newly issued Senior Second Lien Secured Notes and a new Exchange Credit Agreement. As a result of the transactions, we recorded a net loss on extinguishment of debt of approximately $37.5 million and incurred a total of approximately $52.8 million of debt issuance fees which will be amortized over the terms of the respective agreements using the effective interest method. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Following the completed exchange offer in August 2022, S&P Global Ratings upgraded our issuer rating to B with a stable outlook. In September 2022, Moody’s Investors Service upgraded our corporate family rating to B3 with a stable outlook.

6.50% Exchangeable Senior Notes due 2026

On February 24, 2021, our wholly owned subsidiary, GEOCH, completed a private offering of $230 million aggregate principal amount of 6.50% Exchangeable Notes due 2026, which included the full exercise of the initial purchasers’ over-allotment option to purchase an additional $30 million aggregate principal amount of Convertible Notes. The Convertible Notes will mature on February 23, 2026, unless earlier repurchased or exchanged. The Convertible Notes bear interest at the rate of 6.50% per year plus an additional amount based on the dividends paid by GEO on its common stock. Interest on the notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021.

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

Australia - Ravenhall

In connection with a design and build project agreement with the State of Victoria, in September 2014, we entered into a syndicated facility agreement (the "Construction Facility") to provide debt financing for construction of the project. The Construction Facility provided for non-recourse funding for the project. In September 2022, we sold our equity investment interest in the project to an unrelated third party. In connection with the sale, the non-recourse debt was transferred to the buyer and is no longer an outstanding obligation of GEO. Refer to Note 11 - Commitments, Contingencies and Other Matters of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Other

In August of 2019, we entered into two identical promissory notes in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the promissory notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. We have entered into interest rate swap agreements to fix the interest rate to 4.22%. Refer to Note 9 - Derivative Financial Instruments and Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Our debt outstanding under the new Exchange Credit Agreement, the New Registered Notes, the New Private Notes, the 6.50% Exchangeable Notes due 2026, the 6.00% Senior Notes due 2026 and the 5.875% Senior Notes due 2024 require cash expenditures for debt service. Our significant debt obligations could have material consequences. See “Risk Factors-Risks Related to Our High Level of Indebtedness” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. We are exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. We also have guaranteed certain obligations for certain of our international subsidiaries. These commitments, contingencies and guarantees are further discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

During the nine months ended September 30, 2021, we repurchased $22.5 million in aggregate principal amount of our 5.125% Senior Notes due 2023 at a weighted average price of 90.68% for a total cost of $20.4 million. Additionally, we repurchased $17.2 million in aggregate principal amount of our 5.875% Senior Notes due 2024 at a weighted average price of 79.51% for a total cost of $13.7 million. As a result of these repurchases, we recognized a net gain on extinguishment of debt of $4.7 million, net of the write-off of associated unamortized deferred loan costs. There were no debt repurchases during the nine months ended September 30, 2022 except as part of the exchange offering discussed further above.

Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our indebtedness.

We consider opportunities for future business and/or asset acquisitions or dispositions as we deem appropriate when market conditions present opportunities. If we are successful in our pursuit of any new projects, our cash on hand, cash flows from operations and borrowings under the new Exchange Credit Agreement may not provide sufficient liquidity to meet our capital needs and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. Additionally, the magnitude, severity and duration of the COVID-19 pandemic may negatively impact the availability of opportunities for future business and/or asset acquisitions or asset dispositions and market conditions generally. In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the New Registered Notes, the indenture governing the New Private Notes, the indenture governing the 5.875% Senior Notes due 2024, the indenture governing the 6.00% Senior Notes due 2026, the indenture governing our Convertible Notes and our Exchange Credit Agreement. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse effect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we were in compliance with our debt covenants as of September 30, 2022 and we expect to continue to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

Guarantor Financial Information

GEO’s New Registered Notes, New Private Notes, Convertible Notes, 6.00% Senior Notes due 2026, and the 5.875% Senior Notes due 2024 are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of our wholly owned domestic subsidiaries (the “Subsidiary Guarantors”).

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

Summarized statement of operations (in thousands):

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net operating revenues	$1,602,182	$1,529,731
Income from operations	280,776	197,208
Net income	105,331	103,446
Net income attributable to The GEO Group, Inc.	105,331	103,446

Summarized balance sheets (in thousands):

	September 30, 2022	December 31, 2021
Current assets	$443,924	$707,457
Noncurrent assets (a)	3,053,143	3,115,622
Current liabilities	362,010	314,233
Noncurrent liabilities (b)	2,162,065	2,820,252

(a) Includes amounts due from non-guarantor subsidiaries of $13.6 million and $22.5 million as of September 30, 2022 and December 31, 2021, respectively.

(b) Includes amounts due to non-guarantor subsidiaries of $9.2 million and $14.8 million as of September 30, 2022 and December 31, 2021, respectively.

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

Cash Flow

Cash, cash equivalents and restricted cash and cash equivalents as of September 30, 2022 was $121.4 million, compared to $585.4 million as of September 30, 2021.

Operating Activities

Net cash provided by operating activities amounted to $311.6 million for the nine months ended September 30, 2022 versus net cash provided by operating activities of $289.5 million for the nine months ended September 30, 2021. Cash provided by operating activities during the nine months ended September 30, 2022 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, loss on extinguishment of debt, amortization of debt issuance costs, discount and/or premium and other non-cash interest, dividends received from unconsolidated joint ventures and stock-based compensation expense. Equity in earnings of affiliates, net of tax and gain on asset divestitures, net, loss on sale/disposal of property and equipment, net and gain on assets held for sale negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by $49.6 million, representing a positive impact on cash. The increase was primarily driven by the favorable timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $9.1 million which positively impacted cash. The increase was primarily driven by the timing of payments.

Net cash provided by operating activities during the nine months ended September 30, 2021 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, discount and/or premium and other non-cash interest, loss on sale/disposal of property and equipment, net, dividends received from unconsolidated joint ventures and stock-based compensation expense. Equity in earnings of affiliates, net of tax, gain on extinguishment of debt and gain on asset divestitures, net negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by $44.3 million, representing a positive impact on cash. The decrease was primarily driven by the favorable timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities decreased by $6.1 million which negatively impacted cash. The decrease was primarily driven by the timing of payments. Additionally, cash provided by operating activities for the nine months ended September 30, 2021 was positively impacted by a decrease in changes in contract receivable related to our correctional facility in Ravenhall, Australia of $4.7 million which was a result of the timing of interest accruals and payments received towards the contract receivable.

Investing Activities

Net cash used in investing activities of $60.3 million during the nine months ended September 30, 2022 was primarily the result of capital expenditures of $72.2 million partially offset by proceeds from assets held for sale of $15.8 million. Net cash used in investing activities of $40.5 million during the nine months ended September 30, 2021 was primarily the result of capital expenditures of $57.4 million partially offset by proceeds from sale of real estate of $18.6 million.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2022 was approximately $670.1 million compared to net cash provided by financing activities of $28.4 million during the nine months ended September 30, 2021. Net cash used in financing activities during the nine months ended September 30, 2022 was primarily the result of payments on long-term debt of $676.1 million, payments on non-recourse debt of $1.3 million and debt issuance costs of $41.5 million partially offset by proceeds from long-term debt of $50 million. Net cash provided by financing activities during the nine months ended September 30, 2021 was primarily due to proceeds from long-term debt of $435.0 million partially offset by dividends paid of $30.5 million, payments on long-term debt of $359.6 million, payments on non-recourse debt of $5.1 million and debt issuance costs of $9.6 million.

Non-GAAP Measures

Adjusted Funds from Operations ("AFFO") is defined as net income attributable to GEO adjusted by adding depreciation and amortization, stock-based compensation expense, the amortization of debt issuance costs, discount and/or premium and other non-cash interest, (gain)/loss on asset divestitures, pre-tax, and by subtracting facility maintenance capital expenditures and other non-cash revenue and expenses. From time to time, AFFO is also adjusted for certain items which by their nature are not comparable from period to period or that tend to obscure GEO’s actual operating performance, including for the periods presented gain/loss on the extinguishment of debt, pre-tax, transaction related expenses, pre-tax, one-time employee restructuring expenses, pre-tax, and tax effect of adjustments to net income attributable to GEO.

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

Our reconciliation of net income attributable to The GEO Group, Inc. to AFFO for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income attributable to GEO	$38,337	$34,710	$130,283	$127,214
Add (Subtract):
Depreciation and amortization	32,330	32,883	100,284	100,306
Facility maintenance capital expenditures	(4,211)	(2,229)	(13,217)	(7,795)
Stock-based compensation expense	3,141	4,329	13,010	15,755
Other non-cash revenue & expenses	—	(1,102)	—	(3,306)
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	2,456	1,974	6,211	5,559
(Gain) loss on asset divestitures, net	(29,279)	6,088	(32,332)	(4,291)
Other Adjustments
Add (Subtract):
Loss (gain) on extinguishment of debt, pre-tax	37,487	—	37,487	(4,693)
Transaction related expenses, pre-tax	1,322	3,977	1,322	3,977
One-time employee restructuring expenses, pre-tax	—	—	—	7,459
Tax effect of adjustments to net income attributable to GEO *	(7,697)	(2,254)	(6,930)	1,685
Adjusted Funds from Operations	$73,886	$78,376	$236,118	$241,870

* Tax effect of adjustments relate to (gain) loss on asset divestitures, loss (gain) on extinguishment of debt, transaction related expenses, one-time employee restructuring expenses and gain on extinguishment of debt. In connection with the termination of our REIT status effective for the year ended December 31, 2021, the tax effect of adjustments to net income attributable to GEO have been presented for third quarter and year to date 2021 to reflect the applicable tax rates that we would have been subject to as a taxable C Corporation.

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

Economic Impact

In early 2020, we began to observe negative impacts from the pandemic on our performance in our secure services business. In addition to court mandates related to COVID-19 that limit capacity utilization at certain facilities, a driver of low utilization across ICE facilities has been the Title 42 COVID-19 related restrictions that have been in place at the Southwest border since March 2020. Additionally, our reentry services business conducted through our Reentry Services business segment has also been negatively impacted, specifically our residential reentry centers were impacted due to lower levels of referrals by federal, state and local agencies. Throughout the pandemic, new intake at residential reentry centers have significantly slowed down as governmental agencies across the country have opted for non-residential alternatives, including furloughs, home confinement and day reporting. We expect that the COVID-19 pandemic will continue to have an impact on our populations during the remainder of 2022, depending on various factors. While we experienced a significant increase in COVID-19 cases at the end of the fourth quarter of 2021 and in the early part of 2022, consistent with the spread of the Omicron variant across the country, we are currently experiencing relatively low levels of COVID-19 cases among our staff and the individuals in our care. If we are unable to mitigate the transmission of COVID-19 at our facilities, we could experience a material adverse effect on our financial position, results of operations and cash flows. Although we are unable to predict the duration or scope of the COVID-19 pandemic or estimate the extent of the overall future negative financial impact to our operating results, an extended period of depressed economic activity necessitated to combating the disease, and the severity and duration of the related global economic crisis may adversely impact our future financial performance.

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

On January 26, 2021, President Biden signed an executive order directing the United States Attorney General not to renew DOJ contracts with privately operated criminal detention facilities, as consistent with applicable law. Two agencies of the DOJ, the BOP and the USMS, utilize GEO’s support services. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts. As of September 30, 2022, GEO has three company-owned/company-leased facilities under direct contracts with USMS, which have current contract option periods that expire between February 28, 2023 and September 30, 2023. These facilities combined represented approximately 6% of our revenues for the year ended December 31, 2021.

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

California enacted legislation that became effective on January 1, 2020 aimed at phasing out public-private partnership contracts for the operation of secure correctional facilities and detention facilities within California and facilities outside of the State of California housing State of California inmates. Currently, we have four public-private partnership contracts in place with ICE relating to secure services facilities located in California. These facilities/annexes generated approximately $160 million in combined annual revenues during the year ended December 31, 2021, and their contracts do not expire until December of 2034. GEO and the DOJ have filed separate legal actions challenging the constitutionality of the attempted ban on new federal contracts entered into after the effective date of the California law. On October 5, 2021, the Ninth Circuit Court of Appeals reversed a prior U.S. District Court decision dismissing the requests by GEO and the United States for declaratory and injunctive relief and ruled that AB32 conflicts with federal law in violation of the Supremacy Clause of the U.S. Constitution and discriminates against the federal government in violation of the intergovernmental immunity doctrine. On April 26, 2022, the Ninth Circuit granted California’s petition for an en banc hearing and vacated the previous panel’s opinion. En banc arguments took place the week of June 21, 2022, in Pasadena, California. On September 26, 2022, in an 8-3 decision, the En Banc court vacated the prior decision denying the requests by GEO and the United States for declaratory and injunctive relief barring application of the California law to federal immigration processing centers. The Ninth Circuit Court of Appeals, En Banc, ruled that AB-32 would give California a virtual power of review over detention decisions made by ICE in violation of the Supremacy Clause. The court held that whether analyzed under intergovernmental immunity or preemption, California cannot exert such control over the federal government’s detention operations. The case is remanded to the U.S. District Court for further proceedings, consistent with the court’s ruling.

Recently the State of Washington approved a similar measure, EHB 1090, banning the use of public-private partnership contracts for the operation of detention facilities in the state, that GEO is also challenging in federal court. GEO’s contract for the company-owned 1,575-bed Northwest ICE Processing Center in Washington has a renewal option period that expires in 2025. The facility generates approximately $64 million in annualized revenues for GEO.

Effective April 6, 2022, Delaware County, Pennsylvania took over management of the managed-only George W. Hill Correctional Facility. The George W. Hill Correctional Facility generated approximately $46 million in annualized revenue for GEO.

Internationally, we are exploring opportunities in our current markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk. We are pleased to have been awarded a ten-year contract renewal for the continued delivery of secure transportation under our GEOAmey joint venture in the United Kingdom. Total revenue over the ten-year period is expected to be approximately $760 million. In New South Wales, Australia, we developed a 489-bed expansion at the Junee Correctional Centre. We have also constructed a 137-bed expansion at the Fulham Correctional Centre in Victoria, Australia. With respect to our Dungavel House Immigration Removal Centre in the United Kingdom, we were unfortunately unsuccessful in the competitive rebid process and transitioned the management contract in October 2021. In addition, we transitioned the Arthur Gorrie Correctional Centre to government operation in the State of Queensland, Australia at the end of September 2020.

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

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related costs represented 58.9% of our operating expenses during each of the nine months ended September 30, 2022 and 2021. Additional significant operating expenses include food, utilities and medical costs. During the nine months ended September 30, 2022 and 2021, operating expenses totaled 70.2% and 72.6%, respectively, of our consolidated revenues. We expect our operating expenses as a percentage of revenues in 2022 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. We also expect that our operating expenses will be impacted by the effect of inflation on costs related to personnel, utilities, insurance, and medical and food, among other operational costs. During 2022, we will incur carrying costs for facilities that are currently vacant.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During the nine months ended September 30, 2022 and 2021, general and administrative expenses totaled 8.4% and 9.0%, respectively, of our consolidated revenues. We expect general and administrative expenses as a percentage of revenues in 2022 to remain consistent or decrease as a result of cost savings initiatives.

Idle Facilities

We are currently marketing 13,061 vacant beds at seven of our U.S. Secure Services and at four of our Reentry Services idle facilities to potential customers. The annual net carrying cost of our idle facilities in 2022 is estimated to be $20.3 million, including depreciation expense of $15.7 million. As of September 30, 2022, these eleven facilities had a combined net book value of $352.8 million. We currently do not have any firm commitment or agreement in place to activate the remaining facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. These idle facilities are included in the U.S. Secure Services and Reentry Services segments. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if the eleven remaining idle facilities were to be activated using our U.S. Secure Services and Reentry Services average per diem rates in 2022 (calculated as the U.S. Secure Services and Reentry Services revenue divided by the number of U.S. Secure Services and Reentry Services mandays) and based on the average occupancy rate in our facilities through September 30, 2022, we would expect to receive incremental annualized revenue of approximately $350 million and an annualized increase in earnings per share of approximately $0.35 to $0.40 per share based on our average operating margins.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Exchange Credit Agreement. Payments under the Exchange Credit Agreement are indexed to a variable interest rate. Based on borrowings outstanding under the Exchange Credit Agreement of approximately $1,144 million and approximately $99.0 million in outstanding letters of credit, as of September 30, 2022, for every one percent increase in the average interest rate applicable to the Credit Facility, our total annual interest expense would increase by approximately $12 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the Australian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of September 30, 2022, every 10 percent change in historical currency rates would have approximately a $6.4 million effect on our financial position and approximately a $1.9 million impact on our results of operations during the nine months ended September 30, 2022.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting during the quarter ended September 30, 2022.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Shareholder and Derivative Litigation

On July 7, 2020, a putative shareholder class action lawsuit was filed against the Company and its officers George C. Zoley and Brian R. Evans, in the U.S. District Court for the Southern District of Florida. On November 18, 2020, the lead plaintiffs, James Michael DeLoach and Edward Oketola, filed a consolidated class action amended complaint against Messrs. Zoley and Evans––as well as current and former Company officers J. David Donahue and Ann M. Schlarb. On September 23, 2021, the court dismissed all claims against Messrs. Evans and Donahue, and Ms. Schlarb, and dismissed all claims against GEO and Mr. Zoley other than claims related to GEO's disclosures about pending litigation. On October 4, 2021, plaintiffs filed a consolidated class action second amended complaint. The second amended complaint alleges that GEO and Mr. Zoley violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and alleges that Mr. Zoley violated Section 20(a) of the Exchange Act, by making materially false and misleading statements and/or omissions related to pending litigation, and seeks relief individually and on behalf of a putative class consisting of all persons and entities––other than the defendants, the officers and directors of the Company, members of their immediate families and their legal representatives, heirs, successors or assigns and any entity in which the defendants have or had a controlling interest––who purchased or otherwise acquired the Company’s securities during the alleged class period from November 9, 2018 to August 5, 2020, inclusive. The second amended complaint seeks damages, interest, attorneys’ fees, expert fees, other costs, and such other relief as the court may deem proper. On June 21, 2022, the court dismissed all claims in the second amended complaint other than those related to the Company’s statements about pending lawsuits made prior to July 17, 2019.

After the putative shareholder class action lawsuit was filed, three related putative shareholder derivative actions have also been filed. These cases generally allege breaches of fiduciary duties related to the same underlying matters alleged in the class action. First, on July 1, 2021, a putative shareholder derivative complaint was filed in Palm Beach County, Florida Circuit Court against the Company, as well as current and former Company directors and officers George C. Zoley, Jose Gordo, Brian R. Evans, Ann M. Schlarb, Richard H. Glanton, Anne N. Foreman, Christopher C. Wheeler, Julie M. Wood, Guido van Hauwermeiren, Scott M. Kernan, and Duane Helkowski (collectively, the “State Court Defendants”). Second, On November 12, 2021, a putative shareholder derivative complaint was filed in the U.S. District Court for the Southern District of Florida against the Company, the State Court Defendants, as well as current and former Company officers David Venturella and J. David Donahue (collectively, the “Derivative Defendants”). Third, on August 24, 2022, a putative stockholder derivative complaint was filed in the U.S. District Court for the Southern District of Florida against the Company and the Derivative Defendants. The state-court complaint alleges breach of fiduciary duty and unjust enrichment claims against the State Court Defendants relating to purported healthcare and quality of care deficiencies, an allegedly inadequate response to the COVID-19 pandemic, alleged forced labor by detainees, and alleged exposure to pending litigation, which purportedly led to damage to GEO. The federal-court complaints make similar allegations of breach of fiduciary duty as to the Derivative Defendants, and also allege that the Derivative Defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and that Mr. Zoley contributed to alleged violations of Sections 10(b) and 21D of the Exchange Act. The state-court lawsuit and the first federal-court lawsuit are currently stayed pending the resolution of the federal putative shareholder class action lawsuit described above.

GEO strongly disputes the claims made in these four lawsuits, and intends to take all necessary steps to vigorously defend itself from these lawsuits.

Immigration Detainee Litigation

Civil immigration detainees at the Aurora ICE Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the U.S. District Court for the District of Colorado. The complaint alleges that the Company was in violation of the Colorado Minimum Wages of Workers Act and the Federal Trafficking Victims Protection Act (“TVPA”). The plaintiff class claims that the Company was unjustly enriched based on the level of payment the detainees received for work performed in a voluntary work program the Company is required to implement at the facility under the terms of its contract with the federal government. On July 6, 2015, the court found that detainees were not employees under the Colorado Minimum Wage Order and dismissed this claim. In February 2017, the court granted the plaintiff-class’s motion for class certification on the TVPA and unjust enrichment claims. The plaintiff class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the court may deem proper. On October 18, 2022, the court issued an Order granting plaintiffs’ motion for summary judgment on the Company’s affirmative defenses, denying the Company’s motion for summary judgment, motion to dismiss, and motion for decertification of the class, narrowing the class period for plaintiffs’ TVPA claims, and otherwise ruling against the Company’s motions for relief.

Since the Colorado suit was initially filed, four similar lawsuits have been filed - two in the state of Washington and two in California.

The first of the two state of Washington lawsuits was filed on September 9, 2017 by immigration detainees against the Company in the U.S. District Court for the Western District of Washington. The second lawsuit was filed on September 20, 2017 by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. The plaintiffs claimed that Washington State minimum wage laws should be enforced with respect to detainees who volunteer to participate in a Voluntary Work Program administered by GEO at the Northwest ICE Processing Center (the "Center") as required by the U.S. Department of Homeland Security under the terms of GEO’s contract. The Center houses persons in the custody of federal immigration authorities while their immigration status is being determined by the federal government. In October 2021, an unfavorable jury verdict and Court judgment resulting in a combined $23.2 million judgment were entered against the Company in the retrial of the two cases, which judgment amounts were subsequently increased by a further award against the Company of attorney’s fees, costs, and interest in the amount of $12.7 million. The trial court has waived the necessity to post a supersedeas bond for the combined judgments and has stayed enforcement of the verdict and judgments while GEO’s appeal to the U.S. Court of Appeals for the Ninth Circuit is pending. Oral Argument was held on October 6, 2022. The case has been formally submitted to the three-judge panel for decision. GEO intends to take all necessary steps to vigorously defend itself. The Company has not established an accrual for this judgment as it believes a potential loss related to this case is not probable.

In California, a class-action lawsuit was filed on December 19, 2017 by immigration detainees against the Company in the U.S. District Court Eastern Division of the Central District of California. The California lawsuit alleges violations of the state’s minimum wage laws and that the Company violated the TVPA and California's equivalent state statute. The California court has certified a class of individuals who have been civilly detained at the Company's Adelanto Facility from December 19, 2014, until the date of Final judgment. On March 31, 2022, the court entered a stay of the California case until the Ninth Circuit rules on the Washington cases.

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

GEO believes it operates the VWP in full compliance with its contract with ICE and all applicable laws, regulations, and standards. GEO strongly disputes the claims made in these lawsuits, and intends to take all necessary steps to vigorously defend itself from these lawsuits. GEO has not recorded any accruals relating to these lawsuits at this time as losses are not considered probable.

Challenges to State Legislation that Conflict with Federal Contracts

On December 30, 2019, the Company filed a lawsuit in the U.S. District Court for the Southern District of California against the State of California for declaratory and injunctive relief challenging California’s newly enacted law - Assembly Bill 32 ("AB-32"), - which prohibits the operation of "private detention facilities" in California, including facilities in which the Company provides secure immigration detention contract services to the Federal government. The Company’s lawsuit asserts that AB-32 violates the Constitution’s Supremacy Clause, which protects the federal government from regulation by any state. By prohibiting federal detention facilities in California, the suit argues AB-32 substantially interferes with the ability of USMS and ICE to carry out detention responsibilities for the federal government. Secondly, because AB-32 creates an exemption for the application of AB-32 for the State of California for the use of "private detention facilities" (to alleviate overcrowding), California’s statute unlawfully discriminates against the federal government. On January 24, 2020, the United States filed a lawsuit challenging AB-32. On October 8, 2020, the court issued an order granting, in part, and denying in part, the Company’s and the United States’ motions for preliminary injunction and California’s motion to dismiss. Among other findings, the court (1) dismissed the Company’s intergovernmental immunity claims as well as the United States’ preemption claims as applied to ICE facilities; (2) found that the Company and the United States were likely to succeed on the preemption claims as applied to U.S. Marshals’ facilities and enjoined enforcing AB-32 against those facilities; and (3) refused to enjoin California from enforcing AB-32 against ICE contracts with the Company and the United States. The Company and the United States appealed to the Ninth Circuit Court of Appeals. Oral argument was held on June 7, 2021. On October 5, 2021, a three-Judge panel of the Ninth Circuit Court of Appeals reversed the lower court’s decision, holding that AB-32 conflicted with federal law. California petitioned the Ninth Circuit for the matter to be heard by the Court sitting en banc, which petition was accepted. On September 26, 2022, in an 8-3 en banc decision, the Ninth Circuit Court of Appeals held that AB-32 violates the U.S. Constitution Supremacy Clause and that AB-32 is preempted, vacated the lower court’s denial of the Company’s and the United States’ motions for preliminary injunction, and remanded the case to the District Court to consider the remaining preliminary injunction factors.

On April 29, 2021, the Company filed a lawsuit in the U.S. District Court for the Western District of Washington against the State of Washington for declaratory and injunctive relief challenging the State of Washington’s newly enacted law – House Bill 1090 – that purports to prohibit the operation of "private detention facilities" in the state, which would prevent the United States from using privately contracted detention facilities to house detainees in the custody of U.S. Immigration and Customs Enforcement (“ICE”). The court has entered a stay in this action pending the final resolution of the AB-32 appeal.

Other Litigation

The nature of the Company's business also exposes it to various other third-party legal claims or litigation against the Company, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by individuals in its care, medical malpractice claims, claims related to deaths in custody, product liability claims, intellectual property infringement claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, indemnification claims by its customers and other third parties, contractual claims and claims for personal injury or other damages resulting from contact with the Company's facilities, programs, electronic monitoring products, personnel or detainees, including damages arising from the escape of an individual in its care or from a disturbance or riot at a facility.

Accruals for Legal Proceedings

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

ITEM 1A. RISK FACTORS.

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. We encourage you to read these risk factors in their entirety.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

(A)
Exhibits

4.1

Indenture, dated as of August 19, 2022, among The GEO Group, Inc., the guarantors named therein and Ankura Trust Company, LLC, as trustee and second lien collateral trustee, relating to the 10.500% Senior Second Lien Secured Notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on August 25, 2022).

4.2	Form of 10.500% Senior Second Lien Secured Notes due 2028 (included in Exhibit 4.1)
. 4.3

Indenture, dated as of August 19, 2022, among The GEO Group, Inc., the guarantors named therein and Ankura Trust Company, LLC, as trustee and second lien collateral trustee, relating to the 9.500% Senior Second Lien Secured Notes due 2028 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed on August 25, 2022).

4.4	Form of 9.500% Senior Second Lien Secured Notes due 2028 (included in Exhibit 4.3).
4.5

Supplemental Indenture, dated as of August 19, 2022, among The GEO Group, Inc., the guarantors named therein and Regions Bank (successor to Wells Fargo Bank, National Association), as trustee, to the Indenture, dated as of March 19, 2013, among The GEO Group, Inc., the guarantors named therein and Regions Bank (successor to Wells Fargo Bank, National Association), as trustee, relating to the 5.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K, filed on August 25, 2022).

4.6

Supplemental Indenture, dated as of August 19, 2022, among The GEO Group, Inc., the guarantors named therein and Regions Bank (successor to Wells Fargo Bank, National Association), as trustee, to the Indenture, dated as of September 24, 2014, among The GEO Group, Inc. and Regions Bank (successor to Wells Fargo Bank, National Association), as trustee, relating to the 5.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K, filed on August 25, 2022).

4.7

Supplemental Indenture, dated as of August 19, 2022, among The GEO Group, Inc., the guarantors named therein and Regions Bank (successor to Wells Fargo Bank, National Association), as trustee, to the Indenture, dated as of September 24, 2014, among The GEO Group, Inc. and Regions Bank (successor to Wells Fargo Bank, National Association), as trustee, relating to the 6.000% Senior Notes due 2026 (incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K, filed on August 25, 2022).

10.1 *

Amendment No. 4 to Third Amended and Restated Credit Agreement, dated as of August 19, 2022, by and among the lenders party thereto (including pursuant to a borrower assignment agreement), The GEO Group, Inc., GEO Corrections Holdings, Inc. and BNP Paribas, as administrative agent for the lenders under the existing credit agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on August 25, 2022).

10.2 *

Amendment No. 5 to Third Amended and Restated Credit Agreement and Agency Resignation and Appointment Agreement, dated as of August 19, 2022, by and among The GEO Group, Inc., GEO Corrections Holdings, Inc., the guarantors party thereto, the revolving credit lenders party thereto, the term lenders party thereto, the issuing lenders and the swingline lender, BNP Paribas, as the existing administrative agent for lenders under the existing credit agreement, Alter Domus Products Corp., as the new administrative agent for the lenders under the amended credit agreement, and Alter Domus Products Corp., as the administrative agent for the lenders under the exchange credit agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on August 25, 2022).

10.3

Credit Agreement, dated as of August 19, 2022 among The GEO Group, Inc. and GEO Corrections Holdings, Inc., as borrowers, the lenders referred to therein and Alter Domus Products Corp., as administrative agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on August 25, 2022).

10.4

First Lien Pari Passu Intercreditor Agreement, dated as of August 19, 2022 among Alter Domus Products Corp., as exchange credit facility agent for the exchange credit facility secured parties, Alter Domus Products Corp., as existing credit facility agent for the existing credit facility secured parties and each additional senior representative from time to time party thereto, and acknowledged by The GEO Group, Inc. and GEO Corrections Holdings, Inc. as borrowers and the other grantors (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on August 25, 2022).

10.5

Second Lien Collateral Trust Agreement, dated as of August 19, 2022, among The GEO Group, Inc., the other grantors from time to time party thereto, Ankura Trust Company, LLC, as indenture trustee, Ankura Trust Company, LLC, as private exchange notes indenture trustee, and Ankura Trust Company, LLC as second lien collateral trustee (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on August 25, 2022).

10.6

First Lien/Second Lien Intercreditor Agreement, dated as of August 19, 2022, among Alter Domus Products Corp., as exchange credit facility agent for the exchange credit facility secured parties, Alter Domus Products Corp., as existing credit facility agent for the existing credit facility secured parties Ankura Trust Company, LLC, as second lien secured notes collateral trustee, each additional representative from time to time thereto, and acknowledged by The GEO Group, Inc. and GEO Corrections Holdings, Inc., as borrowers and the other grantors (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed on August 25, 2022).

10.7

Transaction Support Agreement, dated as of July 18, 2022, among the Company and the Consenting Creditors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 19, 2022).

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2022, has been formatted in Inline XBRL (included with the Exhibit 101 attachments).

* Certain portions of these Exhibits have been omitted in accordance with Regulation S-K Item 601 because they are both (i) not material to investors and (ii) the type of information that the Registrant customarily and actually treats as private or confidential and have been marked with ‘‘[***]’’ to indicate where omissions have been made. The Registrant agrees to furnish supplementally an unredacted copy of the Exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date:	November 8, 2022	/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer
(duly authorized officer and principal financial officer)