Form 10-K
period 2022-12-31
GEO GROUP INC
filed 2023-02-27
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-14260

The GEO Group, Inc.

(Exact name of registrant as specified in its charter)

Florida	65-0043078
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

4955 Technology Way Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 893-0101

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	GEO	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the 121,363,108 voting and non-voting shares of common stock held by non-affiliates of the registrant as of June 30, 2022 (based on the last reported sales price of such stock on the New York Stock Exchange on such date, the last business day of the registrant's quarter ended June 30, 2022 of $6.60 per share) was approximately $0.8 billion.

As of February 22, 2023, the registrant had 124,113,704 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2023 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this report, are incorporated by reference into Part III of this report.

Auditor Firm Id: 248 Auditor Name: Grant Thornton LLP Auditor Location: Miami, Florida, United States of America

PART I

Item 1. Business

As used in this report, the terms “we,” “us,” “our,” “GEO” and the “Company” refer to The GEO Group, Inc., its consolidated subsidiaries and its unconsolidated affiliates, unless otherwise expressly stated or the context otherwise requires.

General

We specialize in the ownership, leasing and management of secure facilities, processing centers and reentry facilities and the provision of community-based services in the United States, Australia and South Africa. We own, lease and operate a broad range of secure facilities including maximum, medium and minimum-security facilities, processing centers, as well as community-based reentry facilities. We develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities. We provide innovative technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based programs. We also provide secure transportation services domestically and in the United Kingdom through our joint venture GEOAmey PECS Ltd. (“GEOAmey”). As of December 31, 2022, our worldwide operations included the management and/or ownership of approximately 82,000 beds at 102 secure and community-based facilities, including idle facilities, and also includes the provision of reentry and electronic monitoring and supervision services for more than 500,000 individuals, including over 195,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

As a result of GEO’s Board announcing the change in corporate structure to a taxable C Corporation in fiscal year 2021, we incurred a one-time, non-cash deferred tax charge of approximately $70.8 million during the fourth quarter of 2021. We also incurred approximately $29.3 million in incremental income tax expense in the fourth quarter of 2021 due to the resulting higher corporate tax rate for all of 2021, including a catch-up tax expense of approximately $16.8 million in connection with the first three quarters of 2021.

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

Our U.S. Secure Services segment primarily encompasses our U.S.-based public-private partnership secure services business. Our Electronic Monitoring and Supervision Services segment, which conducts its services in the U.S., consists of our electronic monitoring and supervision services. Our Reentry Services segment consists of various community-based and reentry services. Our International Services segment primarily consists of our public-private partnership secure services operations in Australia and South Africa. Financial information about these segments for years 2022, 2021 and 2020 is contained in Note 15 — Business Segments and Geographic Information included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Recent Developments

Asset Divestiture

Effective September 20, 2022, we executed a Share and Unit Sale and Purchase Agreement ("SPA") for the sale of our equity investment interest in the government-owned Ravenhall Correctional Centre ("Centre") project in Australia for approximately $84 million in gross proceeds, pre-tax to an unrelated third party. In accordance with the SPA, we sold our shares/units in GEO Australasia Holdings Pty Ltd, GEO Australasia Finance Holdings Pty Ltd and GEO Australasia Finance Holding Trust, our former wholly owned subsidiaries. These subsidiaries held the contract receivable and related non-recourse debt which were transferred to the buyer and are no longer an asset or outstanding obligation of GEO. These subsidiaries also held restricted cash that was also transferred to the buyer. We continue to manage the operations of the Centre on behalf of the State of Victoria. As a result of the sale, we recorded a gain of approximately $29.3 million, pre-tax. The proceeds, along with available cash on hand, were used to repay all of the remaining outstanding principal of our Term Loan B and its newly issued Tranche 3 Loans. Refer to Note 12 - Debt of the Notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Contract Developments

Effective April 6, 2022, Delaware County, Pennsylvania took over management of the managed-only George W. Hill Correctional

Facility.

Our contract with the BOP for our company-owned North Lake Correctional Facility in Michigan expired at the end of September 2022. As of December 31, 2022, we no longer have any contracts with the BOP for secure correctional facilities.

We received a contract extension with the USMS extending to September 2023 for our company-leased Western Region Detention Facility in California.

In October 2022, we signed a five-year contract renewal for the 780-bed Florence West Correctional and Rehabilitation Facility in Arizona.

In December 2022, we signed a two-year contract renewal for the 3,400-bed Kingman Correctional and Rehabilitation Facility in Arizona.

During the fourth quarter of 2022, we were notified by the USMS of the agency's intent to exercise the five-year contract option period for our 768-bed Robert Deyton Facility in Georgia.

During the fourth quarter of 2022, we renewed five residential reentry contracts, including four contracts with the BOP.

On January 9, 2023, we announced that our Australian subsidiary, GEO Australia, had entered into a contract with the Department of Justice and Community Safety in the State of Victoria for delivery of primary health services across thirteen public prisons. The contract will commence on July 1, 2023 and is expected to generate approximately $33 million in incremental annualized revenue for GEO.

Idle Facilities

In our Secure Services segment, as of December 31, 2022, we are marketing 10,922 vacant beds with a net book value of approximately $306 million at seven of our idle facilities to potential customers. In our Reentry Services segment, as of December 31, 2022, we are marketing 2,139 vacant beds with a net book value of approximately $43 million at four of our idle facilities to potential customers. The combined annual carrying cost of these idle facilities in 2022 is estimated to be $32.8 million, including depreciation expense of $16.5 million. With the exception of a contract pending due diligence for one of our reentry facilities, we currently do not have any firm commitments or agreements in place to activate these facilities but have ongoing contact with several potential customers. Historically, some facilities have been idle for multiple years before they received a new contract award. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if the eleven idle facilities in our Secure Services and Reentry Services segments were to be activated using our Secure Services and Reentry Services average per diem rate in 2022 (calculated as revenue divided by the number of mandays) and based on the average occupancy rate in our facilities for 2022, we would expect to receive annual incremental revenue of approximately $360 million and an increase in annual earnings per share of approximately $.35 to $.40 per share based on our average operating margin.

Quality of Operations

We operate each facility in accordance with our company-wide policies and procedures and with the standards and guidelines required under the relevant management contract. For many facilities, the standards and guidelines include those established by the American Correctional Association (“ACA”). The ACA is an independent organization of corrections professionals, which establishes correctional facility standards and guidelines that are generally acknowledged as a benchmark by governmental agencies responsible for correctional facilities. Many of our contracts in the United States require us to seek and maintain ACA accreditation for our facilities. We have sought and received ACA accreditation and re-accreditation for all such facilities. We achieved a median re-accreditation score of 100% as of December 31, 2022. Approximately 53% of our 2022 U.S. Secure Services revenue was derived from ACA accredited facilities for the year ended December 31, 2022. We have been successful in achieving and maintaining accreditation under the National Commission on Correctional Health Care ("NCCHC") in a majority of the facilities that we currently operate. The NCCHC accreditation is a voluntary process which we have used to establish comprehensive health care policies and procedures to meet and adhere to the ACA standards. The NCCHC standards, in most cases, exceed ACA Health Care Standards and we have achieved this accreditation at 20 of our U.S. Secure Services facilities and at one reentry services location. Additionally, B.I. Incorporated ("BI") has achieved a certification for ISO 9001:2008 for the design, production, installation and servicing of products and services produced by the electronic monitoring business units, including electronic home arrest and electronic monitoring technology products and monitoring services, installation services, and automated caseload management services.

Corporate Social Responsibility

In October 2022, we issued our fourth Human Rights and Environmental, Social and Governance (“ESG”) report. The Human Rights and ESG report builds on the important milestone we achieved in 2013 when our Board adopted a Global Human Rights Policy by providing disclosures related to how we inform our employees of our commitment to respecting human rights; the criteria we use to assess human rights performance; and our contract compliance program, remedies to shortcomings in human rights performance, and independent verification of our performance by third party organizations. The Human Rights and ESG report also addresses criteria, based on recognized ESG reporting standards, related to the development of our employees; our efforts to advance environmental sustainability in the construction and operation of our facilities; and our adherence to ethical governance practices throughout our company. The report covers the year ended December 31, 2021 with supporting data from 2019-2021 where possible. The report showcases, among other items, our company wide awareness and training programs, our commitment to a safe and humane environment for everyone in our care, employee diversity, addressing recidivism through our GEO Continuum of Care, our engagement efforts with our stakeholders, oversight and contract compliance, conservation measures and enhanced environmental sustainability efforts.

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

Facility Design, Construction and Finance

We offer governmental agencies consultation and management services relating to the design and construction of new secure facilities and the redesign and renovation of older facilities including facilities we own, lease or manage as well as facilities we do not own, lease or manage. Domestically, as of December 31, 2022, we have provided services for the design and construction of approximately 20 facilities and for the redesign, renovation and expansion of approximately 21 facilities.

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

Competitive Strengths

Long-Term Relationships with High-Quality Government Customers

We have developed long-term relationships with our federal, state and other governmental customers, which we believe enhance our ability to win new contracts and retain existing business. We have provided secure management services to the United States Federal Government for 36 years, the State of California for 34 years, the State of Texas for approximately 35 years, various Australian state government entities for 31 years and the State of Florida for approximately 29 years. These customers accounted for approximately 78% of our consolidated revenues for the fiscal year ended December 31, 2022.

Recurring Revenue with Strong Cash Flow

Our revenue base has historically been derived from our long-term customer relationships. We have historically been able to expand our revenue base by continuing to reinvest our strong operating cash flow into expansionary projects and through strategic acquisitions that provide scale and further enhance our service offerings. Our consolidated revenues have grown to approximately $2.4 billion in 2022. We expect our operating cash flow to be well in excess of our anticipated annual maintenance capital expenditure needs, which would provide us significant flexibility for the repayment of indebtedness.

Sizeable International Business

Our international infrastructure, which leverages our operational excellence in the U.S., allows us to aggressively target foreign opportunities that our U.S. based competitors without overseas operations may have difficulty pursuing. We currently have international operations in Australia, South Africa and the United Kingdom. Our international services business generated approximately $187.2 million of revenues, representing approximately 8% of our consolidated revenues for the year ended December 31, 2022. We believe we are well positioned to continue benefiting from foreign governments’ initiatives to enter into public-private partnerships for secure services.

Experienced, Proven Senior Management Team

Our Executive Chairman and founder, George C. Zoley, Ph.D., has provided senior leadership for our Company for 38 years and has established a track record of growth and profitability. Under his leadership and guidance, our annual consolidated revenues from operations have grown from $207.0 million in 1997 to approximately $2.4 billion in 2022. Dr. Zoley is one of the pioneers of the industry, having developed and opened what we believe to be one of the first public-private partnership secure services facilities in the U.S. in 1986. Our Chief Executive Officer, Jose Gordo has over 21 years of experience in business management, private equity, corporate finance and business law and a long history of working with GEO. Our Chief Financial Officer, Brian R. Evans, has been with our Company for over 22 years and led our recent dispositions, our review and analysis with the Board of our corporate tax structure, and our financing activities. Our top seven senior executives have an average tenure with our Company of approximately 10 years.

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

Intellectual Property and Patents

We have numerous United States and foreign patents issued as well as a number of United States patents pending in the electronic monitoring space. We believe these patents protect our intellectual property rights and provide us with a competitive advantage by seeking to prevent our competitors from duplicating our technology and/or products in the electronic monitoring line of business. The remaining duration of our patents range from 18 months to 20 years.

Facilities and Day Reporting Centers

The following table summarizes certain information with respect to our U.S. and international secure services facilities and our reentry services facilities. The information in the table includes the facilities that we (or a subsidiary or joint venture of GEO) owned, operated under a management contract, had an agreement to provide services, had an award to manage or was in the process of constructing or expanding during the year ended December 31, 2022:

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Secure Services — Western Region:
Adelanto ICE Processing Center, Adelanto, CA	1,940	ICE	Federal Detention	Minimum/Medium	December 2019	5 years	Two, five year	Owned
Aurora/CE Processing Center Aurora, CO (2)	1,532	ICE / USMS	Federal Detention	All Levels	September 2011/October 2012	1 year	Four, one-year	Owned
Central Arizona Correctional and Rehabilitation Facility Florence, AZ	1,280	AZ DOC	State Sex Offender Correctional	Minimum/Medium	December 2006	10 years	Two, Five-year	Managed
Central Valley Annex McFarland, CA (2)	700	ICE / USMS	Federal Detention	Medium	December 2019/January 2021	5 years/1 year	Two, Five-year/one-year	Owned
Desert View Annex Adelanto, CA	750	ICE	Federal Detention	Medium	December 2019	5 years	Two, Five-year	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
El Centro Detention Facility, CA	512	USMS	Federal Detention	Medium	December 2019	2 years	Three, Two-year options, plus nine-month	Managed
Florence West Correctional and Rehabilitation Florence, AZ	750	AZ DOC	State Correctional	Minimum	October 2002	5 years	One, Five-year	Managed
Golden State Annex McFarland, CA	700	ICE	Federal Detention	Medium	December 2019	5 years	Two, Five-year	Owned
Guadalupe County Correctional Facility Santa Rosa, NM (3)	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Kingman Correctional and Rehabilitation facility, Kingman, AZ	3,400	AZ DOC	State Correctional Facility	Minimum/Medium	January 2008	10 years	Two, Five-year	Managed
Lea County Correctional Facility Hobbs, NM (2)	1,200	NMCD - IGA	Local/State Correctional	Medium	January 1999	Perpetual	None	Owned
McFarland Female Community Reentry Facility McFarland, CA	300	Idle						Owned
Mesa Verde ICE Processing Center Bakersfield, CA	400	ICE	State Correctional	Minimum	December 2019	5 Years	Two, Five year	Owned
Northwest ICE Processing Center Tacoma, WA	1,575	ICE	Federal Detention	All Levels	September 2015	1 Year	Four, One-year plus five-year	Owned
Phoenix West Correctional and Rehabilitation Phoenix, AZ	500	AZ DOC	State DWI Correctional	Minimum	July 2022	5 Years	None	Managed
Western Region Detention Facility San Diego, CA	770	USMS	Federal Detention	Maximum	November 2017	1 Year, 10 Months	One, Two-year, plus six month, plus three month, plus one fifteen month, plus two, two year	Leased

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Secure Services — Central Region:
Big Spring Correctional Facility Big Spring, TX (5)	1,732	Idle						Owned
Flightline Correctional Facility, TX (5)	1,800	Idle						Owned
Brooks County Detention Center, TX (2)	652	USMS - IGA	Local & Federal Detention	Medium	March 2013	Perpetual	None	Owned
Coastal Bend Detention Center, TX (2)	1,176	USMS/Hidalgo County	Local & Federal Detention	Medium	July 2012	Perpetual	None	Owned
Eagle Pass Correctional Facility, Eagle Pass, TX	661	USMS - IGA	Federal Detention	Medium	October 2020	Perpetual	None	Owned
East Hidalgo Detention Center (2)	1,346	USMS - IGA	Local & Federal Detention	Medium	July 2012	Perpetual	None	Owned
Great Plains Correctional Facility Hinton, OK (5)	1,940	Idle						Owned
Joe Corley Processing Center Conroe, TX (2)	1,517	USMS / ICE	Local Correctional	Medium	July 2008/ September 2018	Perpetual/5 Years	None/Five-year	Owned
Karnes Detention Facility Karnes City, TX (2)	679	USMS - IGA	Local & Federal Detention	All Levels	February 1998	Perpetual	None	Owned
Karnes County Immigration Processing Center, TX (2)	1,328	ICE - IGA	Federal Detention	All Levels	December 2010	5 years	Two, Five-Year	Owned
Kinney County Detention Center, TX (2)	384	USMS - IGA	Local & Federal Detention	Medium	September 2013	Perpetual	None	Managed
Lawton Correctional Facility Lawton, OK	2,682	OK DOC	State Correctional	Medium	July 2018	1 Year	Four, Automatic One-year	Owned
Montgomery Processing Center Conroe, TX	1,314	ICE	Local & Federal Detention	All levels	October 2018	10 months	Nine, One- year	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Rio Grande Processing Center Laredo, TX	1,900	USMS	Federal Detention	Medium	October 2008	5 years	Three, Five-year	Owned
South Texas ICE Processing Center Pearsall, TX	1,904	ICE	Federal Detention	All Levels	August 2020	1 year	Nine, One-year	Owned
Val Verde County Detention Facility Del Rio, TX (2)	1,407	USMS - IGA	Local & Federal Detention	All Levels	January 2001	Perpetual	None	Owned
Secure Services — Eastern Region:
Alexandria Staging Facility Alexandria, LA (2)	400	ICE - IGA	Federal Detention	Minimum/Medium	November 2013	Perpetual	None	Owned
Blackwater River Correctional and Rehabilitation Facility Milton, FL	2,000	FL DMS	State Correctional	Medium/close	October 2010	3 years	Unlimited, Two-year	Managed
Broward Transitional Center Deerfield Beach, FL	700	ICE	Federal Detention	Minimum	September 2021	1 year	Four, One-year	Owned
Central Louisiana ICE Processing Center Jena, LA (2)	1,160	ICE - IGA	Federal Detention	Minimum/Medium	November 2013	Perpetual	None	Owned
D. Ray James Correctional Facility Folkston, GA	1,900	Idle						Owned
Folkston ICE Processing Center (2) Folkston, GA	1,118	ICE - IGA	Federal Detention	Minimum	December 2016	1 year	Four, One-year, plus one, two-month, plus one, five year	Owned
Heritage Trail Correctional Facility Plainfield, IN	1,066	IN DOC	State Correctional	Minimum	March 2011	4 years	One, Four-year, plus one, one year, four months and two days extension, plus one year extension, plus five year extension	Managed

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Lawrenceville Correctional and Rehabilitation Facility Lawrenceville, VA	1,536	VA DOC	State Correctional	Medium	August 2018	5 years	Ten, One-year extensions	Managed
Moshannon Valley Correctional Facility Philipsburg, PA	1,876	ICE-IGA	Federal Correctional	Medium	September 2021	5 year	None	Owned
Moore Haven Correctional and Rehabilitation Facility Moore Haven, FL	985	FL DMS	State Correctional	Minimum/ Medium	July 2021	3 years	Unlimited, Two-year	Managed
New Castle Correctional Facility New Castle, IN	3,196	IN DOC	State Correctional	All Levels	September 2005	4 years	One year, one month and 20 days, Nine year Seven month 14 days, plus one ninety-day extension, plus one nine-month extension, Three, five-year	Managed
North Lake Correctional Facility Baldwin, MI	1,800	Idle						Owned
Pine Prairie ICE Processing Center, LA (2)	1,094	ICE-IGA	State Correctional	Medium	June 2015	5 years	One-month, plus fifty nine-month extension	Owned
Riverbend Correctional and Rehabilitation Facility Milledgeville, GA (5)	1,500	GA DOC	State Correctional	Medium	July 2010	1 year	Forty, One-year	Owned
Rivers Correctional Facility Winton, NC	1,450	Idle						Owned
Robert A. Deyton Detention Facility Lovejoy, GA	768	USMS	Federal Detention	Medium	February 2008	5 years	Three, five-year	Leased
South Bay Correctional and Rehabilitation Facility South Bay, FL	1,948	FL DMS	State Correctional	Medium/Close	July 2009	3 years	Four, Two-year, plus one six-month extension, plus two, two-year	Managed
South Louisiana ICE Processing Center, LA(2)	1,000	ICE-IGA	State Correctional	Medium	June 2015	5 years	One-month, plus fifty nine-month extension	Owned
Secure Services — Australia:
Fulham Correctional Centre & Nalu Challenge Community Victoria, Australia	922	VIC DOJ	State Prison	Minimum/Medium	July 2012	4 years	Nineteen years, Four months	Managed
Junee Correctional Centre New South Wales, Australia	1,279	NSW	State Prison	Minimum/Medium	March 2014	5 years	Two, Five year	Managed
Ravenhall Correctional Centre Melbourne, Australia	1,300	VIC DOJ	State Prison	Medium	November 2017	24 years plus 5 months	None	Managed

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Secure Services — South Africa:
Kutama-Sinthumule Correctional Centre Limpopo Province, Republic of South Africa	3,024	RSA DCS	National Prison	Maximum	February 2002	25 years	None	Managed
Corrections & Detention — Canada:
New Brunswick Youth Centre Mirimachi, Canada (3)	N/A	PNB	Provincial Juvenile Facility	All Levels	October 1997	25 years	None	Managed
Reentry Services:
ADAPPT, PA	186	PA DOC	Community Corrections	Community	February 2019	1 year	Four, One-year	Owned
Alabama Therapeutic Education Facility, AL	724	AL DOC	Community Corrections	Community	December 2021	2 years	Three, one-year	Owned
Albert Bo Robinson Assessment & Treatment Center, NJ	900	Idle						Owned
Arapahoe County Residential Center, CO	240	Arapahoe County	Community Corrections	Community	July 2022	1 year	None	Owned
Beaumont Transitional Treatment Center Beaumont, TX	180	TDCJ	Community Corrections	Community	September 2020	2 years	Three, One-year	Owned
Bronx Community reentry Center Bronx, NY	196	BOP	Community Corrections	Community	July 2020	1 year	Nine, One-year	Leased
Casper Reentry Center, WY	342	BOP/Natrona	Community Corrections	Community	January 2022/July 2021	1 year/2 years	Four, One year/None	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Chester County, PA	149	PA DOC	Community Corrections	Community	February 2019	1 year	Four, One-year	Owned
Cheyenne Mountain Recovery Center, CO	750	Idle						Owned
Coleman Hall, PA	350	Idle						Owned
Community Alternatives of El Paso County, CO	240	El Paso County	Community Corrections	Community	June 2019	1 year	Four, One-year	Owned
Correctional Alternative Placement Services, CO	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Community Alternatives of the Black Hills, SD	68	BOP	Community Corrections	Community	October 2021	1 year	Four, One-year	Owned
Cordova Center Anchorage, AK	296	BOP / AK DOC	Community Corrections	Community	June 2019/July 2019	1 year/1 year	Nine, One-year renewals/Four, One-year	Owned
Delaney Hall, NJ	1,200	Essex County	Community Corrections	Community	January 2022	1 Year	One, One-year	Owned
El Monte Center El Monte, CA	70	BOP	Community Corrections	Community	October 2019	1 year	Nine, One-year	Leased
Grossman Center Leavenworth, KS	150	BOP	Community Corrections	Community	July 2019	1 year	Nine, One-year	Owned
Las Vegas Community Correctional Center Las Vegas, NV	124	BOP	Community Corrections	Community	February 2021	1 year	Four, One-year	Owned
Leidel Comprehensive Sanction Center Houston, TX	190	BOP	Community Corrections	Community	January 2021	1 year	Four, One-year	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Logan Hall, NJ	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Leased
Long Beach Community Reentry Center, CA	112	CDCR	Community Corrections	Community	November 2019	4 years, 7 months, 4 weeks, 1 day	None	Leased
Marvin Gardens Center Los Angeles, CA	60	BOP	Community Corrections	Community	December 2018	1 year	Four, One year	Leased
Mid Valley House Edinburg, TX	128	BOP	Community Corrections	Community	December 2020	1 year	Nine, One year	Owned
Midtown Center Anchorage, AK	32	AK DOC	Community Corrections	Community Corrections	June 2019	1 year	Four, One year	Owned
New Mexico Mens Recovery Academy, NM	174	NM DOC	Community Corrections	Community Corrections	July 2019	4 years	None	Managed
New Mexico Womens Recovery Academy, NM	60	NM DOC	Community Corrections	Community Corrections	July 2019	4 years	None	Managed
Northstar Center Fairbanks, AK	143	AK DOC	Community Corrections	Community	July 2022	1 year	Three, One year	Leased
Oakland Center Oakland, CA	69	BOP	Community Corrections	Community	February 2020	1 year	Nine, One year	Owned
Parkview Center Anchorage, AK	112	AK DOC	Community Corrections	Community	June 2020	1 year	Three, One year	Owned
Philadelphia Residential Reentry Center	400	BOP	Community Corrections	Community	April 2019	1 year	Four, One year	Owned
Reality House Brownsville, TX	94	BOP	Community Corrections	Community	July 2019	1 year	Four, One year	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Salt Lake City Center Salt Lake City, UT	115	BOP	Community Corrections	Community	June 2019	1 year	Nine, One-year	Owned
Scranton Facility, PA	100	PA DOC	Community Corrections	Community	February 2019	1 year	Four, One-year	Leased
Seaside Center Nome, AK	62	AK DOC	Community Corrections	Community	June 2019	1 year	Four, One-year	Owned
Southeast Texas Transitional Center Houston, TX	500	TDCJ	Community Corrections	Community	September 2020	2 years	Three One-year	Owned
The Harbor, NJ	260	NJ DOC	Community Corrections	Community	July 2022	2 years	None	Leased
Toler Hall, NJ	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Leased
Tully House, NJ	344	NJ DOC	Community Corrections	Community	July 2022	2 years	None	Owned
Taylor Street Center San Francisco, CA	240	BOP / CDCR	Community Corrections	Community	April 2021/July 2022	1 year/3 years	Four, One-year/Two, One-year	Owned
Tampa Residential Reentry Center Tampa, FL	118	BOP	Community Corrections	Community	September 2021	1 year	Four, One-year	Owned
Tundra Center Bethel, AK	85	AK DOC	Community Corrections	Community	June 2019	1 year	Four, One-year	Owned

Abraxas Academy Morgantown, PA	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Abraxas I Marienville, PA	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Abraxas Ohio Shelby, OH	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Hector Garza Center San Antonio, TX	139	Idle						Owned
Southern Peaks Regional Treatment Center Canon City, CO	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Southwood Interventions Chicago, IL	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Woodridge Interventions Woodridge, IL	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned

The following table summarizes certain information with respect to our reentry Day Reporting Centers, which we refer to as DRCs. The information in the table includes the DRCs that we (or a subsidiary or joint venture of GEO) operated under a management contract or had an agreement to provide services as of December 31, 2022:

DRC Location	Number of reporting centers	Type of Customers	Commencement of current contract	Base period	Renewal options	Manage only/ lease
Colorado (4)	3	State, County, Local	Various, 2020 – 2023	1 year	Varies	Lease
California	31	State, County	Various, 2018 – 2026	3 years	One, One-year	Lease or Manage only
New Jersey	5	State, County	2021	4 years	One, One-year	Lease
Pennsylvania	7	State, County	Various, 2018 – 2025	3 to 5 years	Varies	Lease
Illinois	9	State, County	2018-2022	5 years	One, Five-year	Lease or Manage only
Kansas	1	County	2021	1 year	Four, One-year	Lease
Louisiana	7	State	2020-2022	3 years	None	Lease
Tennessee	15	State	2020	5 years	Five, One-year	Lease
Idaho	7	State	2020	3 years	After base, may be renewed, extended or amended	Lease
Kentucky	1	County	2020	1 year	Four, One-year	Lease

Customer Legend:

Abbreviation	Customer
AL DOC	Alabama Department of Corrections
AK DOC	Alaska Department of Corrections
AZ DOC	Arizona Department of Corrections
BOP	Federal Bureau of Prisons
CDCR	California Department of Corrections & Rehabilitation
FL DMS	Florida Department of Management Services
GA DOC	Georgia Department of Corrections
ICE	U.S. Immigration & Customs Enforcement
IN DOC	Indiana Department of Correction
IGA	Inter-governmental Agreement
NJ DOC	New Jersey Department of Corrections
NM DOC	New Mexico Department of Corrections
NSW	Commissioner of Corrective Services for New South Wales, Australia
OK DOC	Oklahoma Department of Corrections
PA DOC	Pennsylvania Department of Corrections
RSA DCS	Republic of South Africa Department of Correctional Services
TDCJ	Texas Department of Criminal Justice
USMS	United States Marshals Service
VA DOC	Virginia Department of Corrections
VIC DOJ	Department of Justice of the State of Victoria, Australia

(1)
Capacity as used in the table refers to operational capacity consisting of total beds for all facilities.
(2)
GEO provides services at these facilities through various Inter-Governmental Agreements, or IGAs, through the various counties and other jurisdictions.
(3)
The contract for this facility only required GEO to provide maintenance services and was terminated towards the end of 2022.
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
(5)
GEO treats these facilities as owned due to GEO’s ownership of the facilities and improvements and the long-term ground leases GEO has in place for these facilities.

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

Aside from our customers’ unilateral right to terminate our facility management contracts with them at any time for any reason, there are two points during the typical lifecycle of a contract which may result in the loss by us of a facility management contract with our customers. We refer to these points as contract “renewals” and contract “re-bids.” Many of our facility management contracts with our government customers have an initial fixed term and subsequent renewal rights for one or more additional periods at the unilateral option of the customer. We count each government customer’s right to renew a particular facility management contract for an additional period as a separate “renewal.” For example, a five-year initial fixed term contract with customer options to renew for five separate additional one-year periods would, if fully exercised, be counted as five separate renewals, with one renewal coming in each of the five years following the initial term. As of December 31, 2022, 47 of our facility management contracts representing approximately 27,000 beds are scheduled to expire on or before

December 31, 2023, unless renewed by the customer at its sole option in certain cases, or unless renewed by mutual agreement in other cases. These contracts represented approximately 29% of our consolidated revenues for the year ended December 31, 2022. We undertake substantial efforts to renew our facility management contracts. Our average historical facility management contract renewal rate prior to President Biden’s Executive Order was approximately 90%. The Executive Order has led to several contract non-renewals as previously discussed. We cannot assure you that our customers will in fact exercise their renewal options under existing contracts. In addition, in connection with contract renewals, either we or the contracting government agency have typically requested changes or adjustments to contractual terms. As a result, contract renewals may be made on terms that are more or less favorable to us than those in existence prior to the renewals.

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

As of December 31, 2022, 11 of our facility management contracts may be subject to competitive re-bid in 2023. These contracts in the aggregate represented approximately 6% and approximately $139 million of our 2022 consolidated revenues. The following table sets forth the number of facility management contracts that we currently believe will be subject to competitive re-bid in each of the next five years and thereafter, and the total number of beds relating to those potential competitive re-bid situations during each period:

Year	Re-bid	Total Number of Beds up for Re-bid
2023	11	7,721
2024	16	4,259
2025	16	5,915
2026	14	11,558
2027	8	2,845
Thereafter	24	18,831
Total	89	51,129

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

At December 31, 2022, we had approximately 15,800 full-time employees. Of our full-time employees, approximately 470 were employed at our corporate headquarters and regional offices and approximately 15,300 were employed at facilities and international offices. We employ personnel in positions of management, administrative and clerical, security, educational services, human resource services, health services and general maintenance at our various locations.
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

Diversity and Inclusion

In all areas of our business, GEO strives to achieve wider racial and ethnic diversity. Across our organization, under-represented minorities of the United States of America – including African Americans, Hispanic and Latino, Asian, Pacific Islander, Native Hawaiian and Native American/Alaskan – account for approximately 66% of our U.S. employees. Minorities comprise 42% of GEO’s corporate workforce, 71% of our facility security staff, and 29% of those serving in management positions as directors or above.

Additionally, women comprise an equal portion of GEO’s U.S. workforce and play a significant role in our leadership and management. Women are also involved at the highest levels of our organization. Of the ten members of GEO’s Board of Directors in 2022, three are women. In 2018, the organization 2020 Women on Boards recognized GEO Group as a Winning Company for its commitment to Board diversity. Winning Companies champion Board diversity by having 20% or more of their Board seats held by women.

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

We do not know of any existing environmental law, regulation nor condition that reasonably would be expected to have a material adverse effect on our business, capital expenditures or operating results. However, future changes to environmental laws and regulations may impact our operations and could result in increased costs.

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

On October 1, 2021, GEO formed a wholly owned captive insurance subsidiary, Florina Insurance Company, Inc. (“Florina”), to enhance our risk financing strategies. Florina is incorporated in the state of Vermont and is licensed and regulated by the state of Vermont, including with respect to its insurance programs, levels of liquidity and other requirements. GEO began procuring insurance policies to cover deductibles for workers’ compensation, general liability, automobile liability, medical professional liability and directors' and officers’ liability as well as procuring insurance policies for its excess liability, directors’ and officers’ excess liability and excess medical professional liability through Florina effective October 1, 2021. Florina holds cash and investments in order to meet solvency requirements and meet financial obligations as presented, including an investment portfolio of marketable fixed income and equity securities.

We currently maintain a general liability policy and excess liability policies with total limits of $75.0 million per occurrence and $95.0 million total general liability annual aggregate limits covering the operations of U.S. Secure Services, Reentry Services and Electronic and Supervision Services. We have an occurence based insurance program with a specific loss limit of $40.0 million per occurrence and in the aggregate related to medical professional liability claims arising out of correctional healthcare services. We are uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability, cybersecurity liability and automobile liability.

For most casualty insurance policies, we carry substantial deductibles or self-insured retentions of $4.0 million per occurrence for general liability and $5 million per occurrence for medical professional liability, $2.0 million per occurrence for workers’ compensation, $2.5 million per occurrence for directors' and officers’ liability and $1.0 million per occurrence for automobile liability. In addition, certain of our facilities located in Florida and other high-risk hurricane areas carry substantial windstorm deductibles. Since hurricanes are considered unpredictable future events, no reserves have been established to pre-fund for potential windstorm damage. Limited commercial availability of certain types of insurance relating to windstorm exposure in coastal areas and earthquake exposure mainly in California and the Pacific Northwest may prevent us from insuring some of its facilities to full replacement value.

With respect to operations in South Africa and Australia, we utilize a combination of locally-procured insurance and global policies to meet contractual insurance requirements and protect us. In addition to these policies, our Australian subsidiary carries tail insurance on a general liability policy related to a discontinued contract.

Of the insurance policies discussed above, our most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves, which include Florina’s reserves and GEO’s legacy reserves, are undiscounted and were $79.0 million and $74.2 million as of December 31, 2022 and 2021, respectively, and are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially adversely impacted.

International Operations

Our international operations for fiscal years 2022, 2021 and 2020 consisted of the operations of our wholly-owned Australian subsidiary and South African Custodial Management Pty. Limited which we refer to as SACM and our consolidated joint venture in South Africa, which we refer to as SACS. In Australia, our wholly owned subsidiary, GEO Australia, currently manages three facilities. We operate one facility in South Africa through SACM. We also provide secure transportation services through our joint venture GEOAmey. See Item 7 for more discussion related to the results of our international operations. Financial information about our operations in different geographic regions appears in Note-15 Business Segments and Geographic Information in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Business Concentration

Except for the major customers noted in the following table, no other single customer made up greater than 10% of our consolidated revenues for these years.

Customer	2022	2021	2020
Various agencies of the U.S. Federal Government:	64%	58%	56%

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

Risks Related to Public-Private Partnerships

•
Public and political opposition to the use of public-private partnerships could have a material adverse effect on our business.

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
•
The covenants in the indentures governing our outstanding second lien notes, senior notes and our exchange credit agreement impose significant operating and financial restrictions.
•
Servicing our indebtedness will require a significant amount of cash.
•
An increase in interest rates would adversely affect cash flows.
•
We depend on distributions from our subsidiaries to make payments on our indebtedness.

Risks Related to COVID-19 and its Impact on our Business

•
COVID-19 has and we expect it will continue to have an impact on our business.

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

Risks Related to our Corporate Tax Structure

•
Our obligations to pay income taxes have increased beginning with our income taxes for the year ended December 31, 2021.
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

Risks Related to our Electronic Monitoring Products and Technology

•
Technological changes could cause our electronic monitoring products and technology to become obsolete or require a redesign.
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

Various state partners have or may choose in the future to undertake a review of their utilization of public-private partnerships. For example, California enacted legislation aimed at phasing out public-private partnership contracts for the operation of secure facilities within California and facilities outside of the state of California housing state of California inmates. We have public-private partnership contracts in place with ICE and the U.S. Marshals Service relating to facilities located in California. Additionally, we and the U.S. Department of Justice filed separate legal actions challenging the constitutionality of the attempted ban on new federal contracts entered into after the effective date of the California law. On September 26, 2022, in an 8-3 en banc decision, the Ninth Circuit Court of Appeals held that AB-32 violates the U.S. Constitution Supremacy Clause and that AB-32 is preempted. Currently, the State of Washington has enacted legislation similar to the California law. GEO’s contract for the company-owned 1,575-bed Northwest ICE Processing Center in Washington has a renewal option period that expires in 2025. The facility generated approximately $66 million in annualized revenues for GEO in fiscal year 2022. On April 29, 2021, we filed a lawsuit in the U.S. District Court for the Western District of Washington against the State of Washington for declaratory and injunctive relief challenging the State of Washington's law. The court has entered a stay in this action pending the final resolution of the AB-32 appeal.

In addition, the movement toward using public-private partnerships for such facilities and centers has encountered resistance from groups which believe that such facilities and centers should only be operated by governmental agencies. For example, several financial institutions, including some of our lenders, had announced that they will not be renewing existing agreements or entering into new agreements with companies that operate such facilities and centers pursuant to public-private partnerships. Some of these same institutions have ceased their equity analyst coverage of our company. Proposed and future legislation could indirectly impose additional financial restrictions with respect to our business. As an example, the New York State Legislation is considering a proposed bill that prohibits New York state chartered banking institutions from investing in and providing financing for privately operated secure facilities. If this bill is ultimately signed into law by the New York governor, certain banks may be restricted from conducting financing activities with us and the secure services sector generally. This bill or any similar bills, regulations and laws that may be proposed in the future may be subject to legal actions and the resolution of such legal actions may take several years, making it difficult to anticipate the overall financial impact on us, our business, financial condition or results of operations. If other financial institutions or third parties that currently provide us with financing or that we do business with decide in the future to cease providing us with financing or doing business with us, such determinations could have a material adverse effect on our business, financial condition and results of operations.

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

We have a significant amount of indebtedness. Our total consolidated indebtedness as of December 31, 2022 and 2021 was approximately $2.0 billion and $2.7 billion, respectively, excluding non-recourse debt of $310.0 million for the year ended December 31, 2021, and finance lease obligations of $2.0 million and $3.8 million, for the years ended December 31, 2022 and 2021, respectively. We had no non-recourse debt as of December 31, 2022. As of December 31, 2022 and 2021, we had $77.6 million and $95.8 million, respectively, outstanding in letters of credit and $30.0 million and $784.9 million, respectively, in borrowings outstanding under our revolver. As of December 31, 2022, we had the ability to borrow $226.4 million under our revolver, after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under our senior credit facility with respect to the incurrence of additional indebtedness. At December 31, 2022, we also had approximately AUD 53 million (or $36.1 million based on exchange rates at December 31, 2022) in letters of credit outstanding under our Australian letter of credit facility in connection with certain performance guarantees related to the Ravenhall Prison Project.

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

If we are unable to meet our debt service obligations, we may need to reduce capital expenditures, restructure or refinance our indebtedness, obtain additional equity financing or sell assets. The term loans and revolving credit commitments under our exchange credit agreement mature in March 2027 and the revolver under our senior credit facility matures in May 2024. Our 10.500% Public Second Lien Notes and our 9.500% Private Second Lien Notes mature in June 2028 and December 2028, respectively. Additionally, our outstanding three series of senior notes mature in October 2024, February 2026 and April 2026. Beginning in 2019, several financial institutions, including some of our lenders under our senior credit facility, announced that they will not be renewing existing agreements or entering into new agreements with companies that operate secure services facilities and centers pursuant to public-private partnerships. We may not continue to have access to the debt and capital markets on a cost-effective basis, or at all. For example, certain lenders in our lending syndicate under our senior credit facility have indicated that they will not renew their lending commitments to us when such commitments expire in 2024 because we are a private operator of secure correctional and detention facilities, processing centers, and reentry centers. Certain lenders also have publicly disclosed that they will no longer loan money to one of our key competitors. Although we successfully closed on a debt restructuring transaction that resulted in entering into our exchange credit agreement and the issuance of the second lien notes, financial institutions may be unwilling to engage with us in the future and this may restrict our access to the debt and capital markets to support our operations or refinance our indebtedness, including by obtaining debt financing, equity financing or selling assets on satisfactory terms, or at all. This could materially increase the cost of capital and as a result have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to incur additional indebtedness will be restricted by the terms of our exchange credit agreement, and the indentures governing our 10.500% Public Second Lien Notes due 2028, 9.500% Private Second Lien Notes, 6.50% Exchangeable Senior Notes, the 6.00% Senior Notes, and the 5.875% Senior Notes.

We are incurring significant indebtedness in connection with substantial ongoing capital expenditures. Capital expenditures for existing and future projects may materially strain our liquidity.

We currently have several active projects that we anticipate spending approximately $77 to $88 million on capital expenditures in 2023. Included in these projects are planned expenditures in our Electronic Monitoring and Supervision Services segment related to technology including approximately $7 million for the transition from Code Division Multiple Access (CDMA) to Long Term Evolution (LTE) technology. Of these projects, we estimate that $45 to $48 million are related to facility maintenance costs. We intend to finance these and future projects using our own funds, including cash on hand, cash flow from operations and borrowings under the revolver. In addition to these current estimated capital requirements for 2023, we are currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2023 could materially increase. As of December 31, 2022, we had the ability to borrow $226.4 million under the revolver after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under the senior credit facility. In addition, we have the ability to increase the senior credit facility by an additional $450 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions thereunder. While we believe we currently have adequate borrowing capacity under our senior credit facility to fund our operations and all of our committed capital expenditure projects, we may need additional borrowings or financing from other sources in order to complete potential capital expenditures related to new projects in the future. We cannot assure you that such borrowings or financing will be made available to us on satisfactory terms, or at all. In addition, the large capital commitments that these projects will require over the next 12-18 month period may materially strain our liquidity and our borrowing capacity for other purposes. Capital constraints caused by these projects may also cause us to have to entirely refinance our existing indebtedness or incur more indebtedness. Such financing may have terms less favorable than those we currently have in place, or not be available to us at all. In addition, the concurrent development of these and other large capital projects exposes us to material risks. For example, we may not complete some or all of the projects on time or on budget, which could cause us to absorb any losses associated with any delays.

Despite current indebtedness levels, we may still incur more indebtedness, which could further exacerbate the risks described above.

The terms of the indentures governing the 10.500% Public Second Lien Notes, 9.500% Private Second Lien Notes, 6.50% Exchangeable Senior Notes, the 6.00% Senior Notes, and the 5.875% Senior Notes and our exchange credit agreement and our senior credit facility restrict our ability to incur, but do not prohibit us from incurring, significant additional indebtedness in the future. As of December 31, 2022, we had the ability to borrow an additional $226.4 million under the revolver portion of our exchange credit agreement after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under the senior credit facility. Also, we may refinance all or a portion of our indebtedness, including borrowings under our exchange credit agreement, the 10.500% Public

Second Lien Notes, 9.500% Private Second Lien Notes, 6.50% Exchangeable Senior Notes, the 6.00% Senior Notes, and the 5.875% Senior Notes. The terms of such refinancing may be less restrictive and permit us to incur more indebtedness than we can now. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face related to our significant level of indebtedness could intensify.

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

The covenants in the indentures governing the 10.500% Public Second Lien Notes, 9.500% Private Second Lien Notes, 6.50% Exchangeable Senior Notes, the 6.00% Senior Notes, and the 5.875% Senior Notes and the covenants in our Exchange Credit Agreement and our senior credit facility impose significant operating and financial restrictions which may adversely affect our ability to operate our business.

The indentures governing the 10.500% Public Second Lien Notes, 9.500% Private Second Lien Notes, 6.50% Exchangeable Senior Notes, the 6.00% Senior Notes, and the 5.875% Senior Notes and our Exchange Credit Agreement and our senior credit facility impose significant operating and financial restrictions on us and certain of our subsidiaries, which we refer to as restricted subsidiaries. These restrictions limit our ability to, among other things:

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

These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities. In addition, our Exchange Credit Agreement requires us to maintain specified financial ratios and satisfy certain financial covenants, including maintaining a maximum total leverage ratio, a maximum first lien coverage ratio, a minimum interest coverage ratio and a cap on the amount of unrestricted cash that our foreign subsidiaries may hold as of the last day of any fiscal quarter. We may be required to take action to reduce our indebtedness or to act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants. We could also incur additional indebtedness having even more restrictive covenants. Our failure to comply with any of the covenants under our Exchange Credit Agreement, our senior credit facility, the 10.500% Public Second Lien Notes, 9.500% Private Second Lien Notes, 6.50% Exchangeable Senior Notes, the 6.00% Senior Notes, the 5.875% Senior Notes, or any other indebtedness could prevent us from being able to draw on the Revolver, cause an event of default under such documents and result in an acceleration of all of our outstanding indebtedness. If all of our outstanding indebtedness were to be accelerated, we likely would not be able to simultaneously satisfy all of our obligations under such indebtedness, which would materially adversely affect our financial condition and results of operations.

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

Our business may not be able to generate sufficient cash flow from operations or future borrowings may not be available to us under our Exchange Credit Agreement or senior credit facility or otherwise in an amount sufficient to enable us to pay our indebtedness or debt securities, including the 10.500% Public Second Lien Notes, 9.500% Private Second Lien Notes, 6.50% Exchangeable Senior Notes, the 6.00% Senior Notes, and the 5.875% Senior Notes, or to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. However, we may not be able to complete such refinancing on commercially reasonable terms or at all. If for any reason we are unable to meet our debt service obligations, we would be in default under the terms of the agreements governing our outstanding debt. If such a default were to occur, the lenders under the Exchange Credit Agreement and senior credit facility, and holders of the 10.500% Public Second Lien Notes, 9.500% Private Second Lien Notes, 6.50% Exchangeable Senior Notes, the 6.00% Senior Notes, and the 5.875% Senior Notes could elect to declare all amounts outstanding immediately due and payable, and the lenders would not be obligated to continue to advance funds under the Exchange Credit Agreement or senior credit facility. If the amounts outstanding under the Exchange Credit Agreement, the senior credit facility or other agreements governing our outstanding debt, were accelerated, our assets may not be sufficient to repay in full the money owed to our lenders and holders of the 10.500% Public Second Lien Notes, 9.500% Private Second Lien Notes, 6.50% Exchangeable Senior Notes, the 6.00% Senior Notes, and the 5.875% Senior Notes and any other debt holders.

Because portions of our senior indebtedness have floating interest rates, an increase in interest rates would adversely affect cash flows.

Borrowings under our Exchange Credit Agreement bear interest at a variable rate using a spread over SOFR. As a result, to the extent our exposure to increases in interest rates is not eliminated through interest rate protection agreements, such increases will result in higher debt service costs which will adversely affect our cash flows. We currently do not have interest rate protection agreements in place to protect against interest rate fluctuations on borrowings under our Exchange Credit Agreement. As of December 31, 2022, we had $1,113.2 million of indebtedness outstanding under our Exchange Credit Agreement, and a one percent increase in the interest rate applicable to our Exchange Credit Agreement would increase our annual interest expense by approximately $11 million.

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

A substantial portion of our business is conducted by our subsidiaries. Therefore, our ability to meet our payment obligations on our indebtedness is substantially dependent on the earnings of certain of our subsidiaries and the payment of funds to us by our subsidiaries as dividends, loans, advances or other payments. Our subsidiaries are separate and distinct legal entities and, unless they expressly guarantee any indebtedness of ours, they are not obligated to make funds available for payment of our indebtedness in the form of loans, distributions or otherwise. Our subsidiaries’ ability to make any such loans, distributions or other payments to us will depend on their earnings, business results, the terms of their existing and any future indebtedness, tax considerations and legal or contractual restrictions to which they may be subject. If our subsidiaries do not make such payments to us, our ability to repay our indebtedness may be materially adversely affected. For the year ended December 31, 2022, our subsidiaries accounted for 57.1% of our consolidated revenues, and as of December 31, 2022, our subsidiaries accounted for 91.6 % of our total assets.

We may not be able to satisfy our repurchase obligations in the event of a change of control or fundamental change because the terms of our indebtedness or lack of funds may prevent us from doing so.

Upon a change of control as specified in the indentures governing the terms of our second lien notes and senior notes, each holder of the 10.500% Public Second Lien Notes, 9.500% Private Second Lien Notes, 6.50% Exchangeable Senior Notes, the 6.00% Senior Notes, and the 5.875% Senior Notes will have the right to require us to repurchase their notes at 101% of their principal amount, plus accrued and unpaid interest, and liquidated damages, if any, to the date of repurchase. Upon a fundamental change as specified in the indenture governing the terms of the 6.50% Exchangeable Senior Notes, each holder of the 6.50% Exchangeable Senior Notes will have the right to require us to purchase for cash any or all of their notes at a purchase price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest. In addition, upon exchange of the 6.50% Exchangeable Senior Notes, we may be required to make cash payments in respect of the notes being exchanged. The terms of the Exchange Credit Agreement and senior credit facility limit our ability to repurchase the notes in the event of a change of control or fundamental change. Any future agreement governing any of our indebtedness may contain similar restrictions and provisions. Accordingly, it is possible that restrictions in the Exchange Credit Agreement and senior credit facility or other indebtedness that may be incurred in the future will not allow the required repurchase of the 10.500% Public Second Lien Notes, 9.500% Second Lien Notes, 6.50% Exchangeable Senior Notes, the 6.00% Senior Notes, and the 5.875% Senior Notes upon a change of control or fundamental change. Even if such repurchase is permitted by the terms of our then existing indebtedness, we may not have sufficient funds available to satisfy our repurchase obligations. Our failure to purchase any of the second lien notes and senior notes would be a default under the indenture governing such notes, which in turn would trigger a default under the Exchange Credit Agreement and the indentures governing the other second lien notes and senior notes.

The conditional exchange features of the 6.5% Exchangeable Senior Notes, if triggered, may adversely affect our financial condition.

If one of the exchange contingencies of the 6.5% Exchangeable Senior Notes is triggered, holders of the 6.5% Exchangeable Senior Notes will be entitled to exchange the 6.5% Exchangeable Senior Notes at any time during specified periods. If one or more holders elect to exchange their 6.5% Exchangeable Senior Notes, we would be required to settle a portion of or all of our exchange obligation through the payment of cash, which could adversely affect our liquidity and various aspects of our business (including our credit ratings and the trading price of the 6.5% Exchangeable Senior Notes). In addition, even if holders do not elect to exchange their 6.5% Exchangeable Senior Notes , we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 6.5% Exchangeable Senior Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The second lien notes and the related guarantees are effectively subordinated to our and our subsidiary guarantors’ current senior secured indebtedness that is secured by a first-priority lien on the collateral to the extent of the value of the collateral and structurally subordinated to the indebtedness of our subsidiaries that do not guarantee the second lien notes.

The second lien notes and the related guarantees are secured on a second-priority basis by the collateral and therefore will be effectively subordinated to our current secured indebtedness that is secured by first-priority liens on the collateral to the extent of the value of the collateral. Such indebtedness includes the loans and other obligations incurred under the Exchange Credit Agreement, which are secured by first-priority liens on the same collateral that secures the second lien notes. In addition, a portion of the collateral that secures the second lien notes also secures the loans and other obligations under the senior credit facility on a first-priority basis. As such, the second lien notes are effectively subordinated to the loans and other obligations under the senior credit facility to the extent of the value of that portion of the collateral. As of December 31, 2022, the Company and the Initial Guarantors would have had total consolidated indebtedness of approximately $2,046 million, (excluding $77.6 million of existing letters of credit, but including Capital Lease Obligations of $2.0 million and other debt of $40.9 million) primarily consisting of $1,113 million of secured indebtedness under the Exchange Credit Agreement with $226.4 million of additional availability, no secured indebtedness under the senior credit facility, $23.2 million of the 5.875% Senior Notes, $110.9 million of the 6.00% Senior Notes, $230.0 million of the 6.5% Exchangeable Senior Notes, $239.1 million of the 9.500% Private Second Lien Notes, and $286.5 million of the 10.500% Public Second Lien Notes. In addition, the indentures governing the outstanding notes, the Exchange Credit Agreement and the senior credit facility will allow us and our subsidiary guarantors to incur a significant amount of additional indebtedness, including indebtedness secured by a first-priority lien on the collateral. In the event we or the guarantors become the subject of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding, our assets and the assets of the guarantors securing indebtedness on a first-priority basis could not be used to pay you until after all such first-lien secured claims against us and the guarantors have been fully paid.

In addition, the second lien notes and the related guarantees are structurally subordinated to all existing and future liabilities of our subsidiaries that do not guarantee the second lien notes, including the trade payables of such subsidiaries.

It may be difficult to realize the value of the collateral securing the second lien notes and related guarantees.

No appraisal of the value of the collateral securing the second lien noes and the related guarantees was made in connection with the exchange offers the Company completed in August 2022 and the fair market value of the collateral is subject to fluctuations based on factors that include, among others, market and other economic conditions, including the availability of suitable buyers. By its nature, some or all of the collateral may be illiquid and may have no readily ascertainable market value. We cannot assure you that the fair market value of the collateral as of December 31, 2022, exceeds, or at any other point in time will exceed, the principal amount of the debt secured thereby. The value of the collateral and the guarantees could be impaired in the future as a result of changing economic conditions, our failure to implement our business strategy, competition, liabilities and other future events. Accordingly, there may not be sufficient collateral to pay all or any of the amounts due on the second lien notes or the other debt secured by the collateral, including the obligations under the Exchange Credit Agreement and senior credit facility. Any claim for the difference between the amount, if any, realized by holders of first-priority liens or holders of the second lien notes from the sale of the collateral and the obligations of the Company and guarantors under the second lien notes will rank equally in right of payment with all of our other unsecured unsubordinated indebtedness and other obligations, including trade payables, the 5.875% Senior Notes and the 6.00% Senior Notes. Additionally, in the event that a bankruptcy or insolvency proceeding is commenced by or against us, if the value of the collateral is less than the amount of principal and accrued and unpaid interest on the applicable second lien notes and all other obligations secured by a lien of equal or higher priority to the lien securing the second lien notes, interest may cease to accrue on such second lien notes from and after the date such proceedings are commenced or initiated. Also, any disposition of the collateral during a bankruptcy or insolvency proceeding outside of the ordinary course of our business would require approval from the bankruptcy court (which may not be given under certain circumstances).

To the extent that third parties enjoy prior liens on any of the collateral or are able to attach liens to any of the collateral, such third parties may have rights and remedies with respect to the collateral that, if exercised, could adversely affect the value of the collateral. Additionally, the terms of the indentures governing the second lien notes allow us to (i) issue additional secured indebtedness, including additional debt that may rank pari passu in right of payment with and secured on an equal and ratable basis with the Company’s first lien secured obligations or pari passu in right of payment with and secured on an equal and ratable basis with the second lien notes, and (ii) to incur refinancing indebtedness in certain circumstances. The indentures governing the second lien notes do not require that we maintain the current level of collateral value or maintain a specific ratio of indebtedness to asset values. Thus, the issuance of any such additional debt and refinancing indebtedness may have the effect of significantly diluting the ability of noteholders to recover payment in full of the second lien notes from the then-existing pool of collateral. Releases of collateral from the liens securing the second lien notes will be permitted under certain circumstances.

In the future, the obligation to grant additional security over assets, or a particular type or class of assets, whether as a result of the acquisition or creation of future assets or subsidiaries, the designation of a previously unrestricted subsidiary or otherwise, will be subject to the provisions of the applicable indentures governing the second lien notes and related security documents. Furthermore, upon enforcement against any collateral or during a bankruptcy insolvency proceeding, the claims of the holders of the second lien notes, to the proceeds thereof will rank junior to any first-priority liens on such collateral, including those securing the obligations under the Exchange Credit Agreement and the senior credit facility. Enforcement of the security interests in the collateral is subject to practical problems generally associated with the realization of security interests in collateral. For example, the consent of a third party may be necessary to obtain or enforce a security interest in a contract and such consent may not be provided. Also, the consents of any third parties may not necessarily be given when required to facilitate a foreclosure or realization on the collateral. Accordingly, the Second Lien Collateral Trustee may not have the ability to foreclose or realize upon those assets and the value of the collateral may significantly decrease.

Risks Related to COVID-19 and its Impact on our Business

The current pandemic of the novel coronavirus, or COVID-19, has and we expect it will continue to adversely impact and disrupt our business, and such impacts may have a material adverse effect on our results of operations, financial condition and liquidity.

Most of our facilities have experienced cases of COVID-19 in both our staff and individuals entrusted to our care. We have taken a number of comprehensive steps and measures to mitigate the transmission and risks of COVID-19 which we have outlined in our annual report on Form 10-K for the year ended December 31, 2022. This includes issuing guidance to all of our facilities that is consistent with the guidance issued for correctional and detention facilities by the Centers for Disease Control and Prevention; as the guidance has evolved updating our policies and procedures to include best practices for the prevention, assessment, and management of COVID-19, the implementation of quarantine and cohorting procedures to isolate confirmed and presumptive cases of COVID-19; ordering and receiving COVID-19 swab kits; purchasing and distributing personal protective equipment, including facemasks to all staff and individuals in our care at our facilities; increasing the frequency of distribution of personal hygiene products, including soap, shampoo and body wash and tissue paper; and administering COVID-19 vaccines and boosters in accordance with applicable guidelines on vaccine and booster distribution. We will continue to evaluate and refine these steps and measures as appropriate and necessary based on updated guidance by the CDC and best practices. Additionally, we have increased our spending on personal protective equipment, diagnostic testing, medical expenses, temperature scanners, protective plexiglass barriers and increased sanitation as a result of COVID-19. However, these steps and measures as well as the implementation of the COVID-19 vaccine and booster roll‑out in the jurisdictions we operate in and the ultimate effectiveness of the COVID-19 vaccine and boosters may prove to be insufficient in stopping or slowing the transmission of COVID-19 and the risks it poses to our staff and individuals entrusted to our care or may result in us spending more in additional expenditures than currently contemplated. If we were to be unable to fully staff our secure facilities, processing centers and community reentry centers due to confirmed or suspected COVID-19 cases, it could result in negative consequences, including fines, other penalties, or contract cancellations. Additionally, our government partners could require us to transfer inmates or detainees to other facilities in the event of a COVID-19 outbreak at one of our facilities.

Certain states and cities in the U.S. have also responded to COVID-19 by instituting quarantines, restrictions on travel, “shelter in place” rules, and restrictions on types of businesses that may continue to operate. As a result, the COVID-19 pandemic has negatively impacted almost every industry directly or indirectly. Even though we have continued our operations as an essential government service provider, in early 2020, we began to observe negative impacts from the pandemic on our performance in our secure services business as a result of declines in crossings and apprehensions along the Southwest border, a decrease in court sentencing at the federal level and reduced operational capacity to promote social distancing protocols. In addition to court mandates related to COVID-19 that limit capacity utilization at certain facilities, a driver of low utilization across ICE facilities have been the Title 42 COVID-19 related restrictions that have been in place at the Southwest border since March 2020. Additionally, our reentry services business conducted through our Reentry Services business segment has also been negatively impacted, specifically our residential reentry centers were impacted due to lower levels of referrals by federal, state and local agencies. Throughout the pandemic, new intake at residential reentry centers have significantly slowed down as governmental agencies across the country have opted for non-residential alternatives, including furloughs, home confinement and day reporting. We expect that the COVID-19 pandemic will continue to have an impact on our populations for at least part of 2023, depending on various factors. While we experienced a significant increase in COVID-19 cases in 2022, consistent with the spread of the Omicron variant across the country, we are currently seeing a significant decline in cases among our staff and the individuals in our care.

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

We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. Of our governmental partners, three federal governmental agencies with correctional and detention responsibilities, the BOP, ICE, and the U.S. Marshals Service, accounted for 63.9% and 57.5% of our total consolidated revenues for the year ended December 31, 2022 and 2021, respectively, through multiple individual contracts, with the BOP accounting for 3.8% and 8.6% of our total consolidated revenues for 2022 and 2021, respectively, ICE accounting for 43.9% and 33.1% of our total consolidated revenues for 2022 and 2021, respectively, and the U.S. Marshals Service accounting for 16.2% and 15.9% of our total consolidated revenues for 2022 and 2021, respectively. However, no individual contract with these clients accounted for more than 10.0% of our total consolidated revenues for 2022 except for our contract with ISAP that accounted for 17.0% of our consolidated revenues.

As of December 31, 2022, GEO has no company-owned facilities under direct contract with the BOP for secure services. GEO has three company-owned/company leased facilities under direct contracts with USMS, which have current contract option periods that expire between February 28, 2023 and September 30, 2023. These facilities combined represented approximately 6% of our revenues for the year ended December 31, 2022.

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

Our governmental customers may also from time to time adopt, implement or modify certain policies or directives that may adversely affect our business. Our federal, state or local governmental partners may in the future choose to undertake a review of their utilization of public-private partnerships, or may re-negotiate, cancel or decide not to renew our existing contracts with them. For example, on January 26, 2021, President Biden signed an Executive Order directing the United States Attorney General not to renew Department of Justice contracts with privately operated criminal detention facilities. President Biden’s administration may implement further executive orders or directives relating to federal criminal justice policies and immigration policies which may impact the federal government’s use of public-private partnerships with respect to correctional and detention needs, including with respect to our contracts, and/or may impact the budget and spending priorities of federal agencies, including ICE. Various state partners have or may choose in the future to undertake a review of their utilization of public-private partnerships. For example, California enacted legislation aimed at phasing out public-private partnership contracts for the operation of secure facilities within California and facilities outside of the state of California housing state of California inmates. We have public-private partnership contracts in place with ICE and the U.S. Marshals Service relating to facilities located in California. Additionally, we and the U.S. Department of Justice filed separate legal actions challenging the constitutionality of the attempted ban on new federal contracts entered into after the effective date of the California law. On September 26, 2022, in an 8-3 en banc decision, the Ninth Circuit Court of Appeals held that AB-32 violates the U.S. Constitution Supremacy Clause and that AB-32 is preempted. Currently, the State of Arizona, the State of New Mexico have proposed, and the State of Washington has enacted legislation similar to the California law. Delaware County, Pennsylvania took over the management of GEO’s managed-only contract for the 1,883-bed George W. Hill Correctional facility located in Thornton, Pennsylvania effective April 2022. The Pennsylvania facility generated approximately $47 million in annualized revenue for GEO during the year ended December 31, 2021.

The loss of, or a significant decrease in, our current contracts with the ICE, the U.S. Marshals Service or any other significant customers could seriously harm our financial condition and results of operations. We expect these federal and state agencies and a relatively small group of other governmental customers to continue to account for a significant percentage of our revenues.

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

Long-running pressure on state budgets had eased in prior years amid widespread economic growth and tax revenue gains that resulted in the first budget surpluses in years for many states. The COVID-19 pandemic adversely impacted the economic expansion and budget surpluses enjoyed by numerous states. Still, some states were in a stronger position than others as they began to experience a public health emergency and their greatest fiscal and economic tests since the Great Recession of 2007-09. As of December 31, 2022, GEO had the following state clients: Florida, Georgia, Virginia, Indiana, Oklahoma, Alabama, New Jersey, New Mexico, Alaska, Arizona, Pennsylvania, Wyoming, California, Idaho, Illinois, Tennessee, Louisiana, Maryland, North Carolina and Texas. If state budgetary conditions deteriorate, our 20 state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts with those customers on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. In addition, budgetary constraints in states that are not our current customers could prevent those states from using public-private partnerships for secure facilities, processing centers or community based service opportunities that we otherwise could have pursued.

From time to time, we may not have a management contract with a client to operate existing beds at a facility or new beds at a facility that we are expanding and we cannot assure you that such a contract will be obtained. Failure to obtain a management contract for these beds will subject us to carrying costs with no corresponding management revenue.

From time to time, we may not have a management contract with a customer to operate existing beds or new beds at facilities that we are currently in the process of renovating and expanding. While we will always strive to work diligently with a number of different customers for the use of these beds, we cannot assure you that a contract for the beds will be secured on a timely basis, or at all. While a facility or new beds at a facility are vacant, we incur carrying costs. In our U.S. Secure Services segment, as of December 31, 2022, we were marketing 10,922 vacant beds with a net book value of approximately $305.6 million at seven of our idle facilities to potential customers. In our Reentry Services segment, as of December 31, 2022, we were marketing 2,139 vacant beds with a net book value of approximately $43.2 million at four of our idle facilities to potential customers. The combined annual carrying cost of these idle facilities in 2023 is estimated to be $32.8 million, including depreciation expense of $16.5 million. Failure to secure a management contract for a facility or expansion project could have a material adverse impact on our financial condition, results of operations and/or cash flows. We review our facilities for impairment whenever events or changes in circumstances indicate the net book value of the facility may not be recoverable. Impairment charges taken on our facilities could require material charges to our results of operations. In addition, in order to secure a management contract for these beds, we may need to incur significant capital expenditures to renovate or further expand the facility to meet potential clients’ needs.

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

As of December 31, 2022, 17 of our facility management contracts were subject to competitive re-bid in 2023. These contracts in the aggregate represented 6% and approximately $139 million of our 2022 consolidated revenues. We cannot in fact assure you that we will prevail in future re-bid situations or that any competitive re-bids we win will be on terms more favorable to us than those in existence with respect to the applicable expiring contract.

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

Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the contracting governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have a material adverse effect on our cash flow and financial condition, which may make it difficult to satisfy our payment obligations on our indebtedness, including the 10.500% Public Second Lien Notes, 9.500% Private Second Lien Notes, 6.50% Exchangeable Senior Notes, the 6.00% Senior Notes, the 5.875% Senior Notes and the Exchange Credit Agreement and senior credit facility, in a timely manner. In addition, as a result of, among other things, recent economic developments caused by the COVID-19 pandemic, domestically, federal, state and local governments have encountered, and may continue to encounter, unusual budgetary constraints. As a result, a number of state and local governments may be under pressure to control additional spending or reduce current levels of spending which could limit or eliminate appropriations for the facilities that we operate. Additionally, as a result of these factors, we may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. Budgetary limitations may also make it more difficult for us to renew our existing contracts on favorable terms or at all. Further, a number of states and foreign governments in which we operate may experience budget constraints for fiscal year 2023. We cannot assure you that these constraints would not result in reductions in per diems, delays in payment for services rendered or unilateral termination of contracts.

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

When we are awarded a contract to manage a facility, we may incur significant start-up and operating expenses, including the cost of constructing the facility, purchasing equipment and staffing the facility, before we receive any payments under the contract. These expenditures could result in a significant reduction in our cash reserves and may make it more difficult for us to meet other cash obligations, including our payment obligations on the 10.500% Public Second Lien Notes, 9.500% Private Second Lien Notes, 6.50% Exchangeable Senior Notes, the 6.00% Senior Notes, the 5.875% Senior Notes and the Exchange Credit Agreement and senior credit facility. In addition, a contract may be terminated prior to its scheduled expiration and as a result we may not recover these expenditures or realize any return on our investment.

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

As an owner and operator of secure facilities, processing centers and community reentry centers with operations in many states throughout the United States and multiple foreign countries, we are subject to numerous risks outside of our control, including risks arising from natural disasters, pandemic outbreaks, such as the COVID-19 pandemic, and other global health emergencies or disruptive global political events, including terrorist activity and war, or similar disruptions that could materially adversely affect our business and financial performance. Such occurrences can result in destruction or damage to our secure facilities, processing centers and community reentry centers and our information systems, disruption of our operations, require the evacuation of detainees or our personnel, and require the adoption of specific health protocols or treatments to safeguard the health of our detainees or personnel. Although it is not possible to predict such events or their consequences, these events could materially adversely affect our reputation, business and financial condition.

Our international operations expose us to risks that could materially adversely affect our financial condition and results of operations.

For the years ended December 31, 2022 and 2021, our international operations, including facility design and construction, accounted for approximately 8% and 9%, respectively, of our consolidated revenues from operations. We face risks associated with our operations outside the United States. These risks include, among others, political and economic instability, exchange rate fluctuations, taxes, duties and the laws or regulations in those foreign jurisdictions in which we operate. In the event that we experience any difficulties arising from our operations in foreign markets, our business, financial condition and results of operations may be materially adversely affected.

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

We are dependent upon the continued service of each member of our senior management team, including George C. Zoley, Ph.D., our Executive Chairman, Jose Gordo, our Chief Executive Officer, Brian R. Evans, our Senior Vice President and Chief Financial Officer, James H. Black, our Senior Vice President and President, Secure Services, Wayne Calabrese, our Senior Vice President and Chief Operating Officer, Matthew Albence, our Senior Vice President, Client Relations and also our other executive officers. The unexpected loss of Dr. Zoley, Mr. Gordo, Mr. Evans or any other key member of our senior management team could materially adversely affect our business, financial condition or results of operations.

In addition, the services we provide are labor-intensive. When we are awarded a facility management contract or open a new facility, depending on the service we have been contracted to provide, we may need to hire operating, management, correctional officers, security staff, physicians, nurses and other qualified personnel. Our business is labor intensive, and some of our operations may experience a high rate of employee turnover from time to time. We believe there is currently a labor shortage impacting both publicly operated and privately operated secure facilities, processing centers and community reentry centers. It can be challenging for us to find appropriately skilled and qualified personnel at affordable rates. We may be unable to hire and retain a sufficiently skilled labor force to support our operating needs, our contractual requirements and our growth strategy. A labor shortage could negatively affect our ability to efficiently operate our facilities and our overall business. Any such shortage may adversely impact our ability to serve our customers effectively. Our labor and training expenses could increase as a result of a shortage in the supply of skilled personnel and an increase in the compensation we will need to pay to attract and retain such personnel and such compensation expenses may not be covered by our governmental customers, which could adversely affect our profitability. The success of our business requires that we attract, develop and retain our personnel. Our inability to hire sufficient qualified personnel on a timely basis or the loss of significant numbers of personnel at existing facilities could have a material effect on our business, financial condition or results of operations. If we were to be unable to fully staff or fill vacancies on a timely basis in our secure facilities, processing centers and community reentry centers, it could result in negative consequences, including requests by our government customers to provide a plan of correction, assessments of fines or other penalties under our contracts, or contract cancellations or non-renewals.

Adverse developments in our relationship with our employees could adversely affect our business, financial condition or results of operations.

At December 31, 2022, approximately 47% of our workforce was covered by collective bargaining agreements and, as of such date, collective bargaining agreements with approximately 9% of our employees were set to expire in less than one year. While approximately 47% of our workforce is covered by collective bargaining agreements, increases in organizational activity or any future work stoppages could have a material adverse effect on our business, financial condition, or results of operations.

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

We believe that terminating our REIT election and becoming a taxable C corporation will, among other things, provide us with greater flexibility to use our free cash flows as we will no longer be required to operate under the REIT rules, including the requirement to distribute at least 90% of our taxable income to our stockholders. However, the amount of our free cash flows may not meet our expectations, which may reduce, or eliminate, the anticipated benefits of the transition from a REIT to a taxable C corporation. For example, if our cash flows do not meet our expectations, we may be unable to deleverage as quickly as we desire. Moreover, there can be no assurance that the anticipated benefits of the transition from a REIT to a taxable C corporation will offset its costs, which could be greater than we expect. Our failure to achieve the anticipated benefits of the transition from a REIT to a taxable C corporation at all, or in a timely manner, or a failure of any benefits realized to offset the costs, could negatively affect our business, financial condition, results of operations or the market price of our common stock.

If we failed to qualify as a REIT for those years for which we elected REIT status, we would be subject to corporate income taxes and would not be able to deduct distributions to stockholders when computing our taxable income for those years.

We operated in a manner that was intended to allow us to qualify as a REIT for federal income tax purposes during those years we elected REIT status, the fiscal years ended December 1, 2013 through December 31, 2020. However, we cannot assure you that we qualified as a REIT during those years. Qualification as a REIT required us to satisfy numerous requirements established under highly technical and complex sections of the Code for which there are only limited judicial and administrative interpretations, and involved the determination of various factual matters and circumstances not entirely within our control. For example, to qualify as a REIT, the REIT must derive at least 95% of its gross income in any year from qualifying sources. In addition, a REIT is required to distribute annually to its stockholders at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and must satisfy specified asset tests on a quarterly basis. We received a favorable private letter ruling from the Internal Revenue Service, or ("IRS"), with respect to certain issues relevant to our qualification as a REIT. Although we may generally rely upon the ruling, no assurance can be given that the IRS will not challenge our qualification as a REIT during those taxable years in which we elected REIT status on the basis of other issues or facts outside the scope of the ruling.

If we failed to qualify as a REIT in any taxable year we elected REIT status, we would be subject to federal income tax (including any applicable alternative minimum tax for years before 2018) on our taxable income computed in the usual manner for regular corporate taxpayers without deduction for distributions to our shareholders, and we may need to borrow additional funds or issue securities to pay such additional tax liability. Any such corporate income tax liability could be substantial and would reduce the amount of cash available for other purposes, because, unless we are entitled to relief under certain statutory provisions, we would be taxable as a C Corporation, beginning in the year in which the failure occurred.

Even if we qualified as a REIT for those years for which we elected REIT status, we may owe taxes under certain circumstances.

Even if we qualified as a REIT for those years we elected REIT status, we were subject to certain U.S. federal, state and local taxes on our income and property, including on taxable income that we did not distribute to our shareholders, and on net income from certain "prohibited transactions". In addition, the REIT provisions of the Code are complex and are not always subject to clear interpretation. For example, a REIT must derive at least 95% of its gross income in any year from qualifying sources, including rents from real property. Rents from real property include amounts received for the use of limited amounts of personal property and for certain services. Whether amounts constitute rents from real property or other qualifying income may not be entirely clear in all cases. We may fail to qualify as a REIT for those years we elected REIT status if we exceeded the permissible amounts of non-qualifying income unless such failures qualify for relief under certain statutory relief provisions. Even if we qualify for statutory relief, we may be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more such relief provisions under the Code to maintain our qualification as a REIT for those years we elected REIT status.

Performing services through our TRSs during those years we elected REIT status may increase our overall tax liability or subject us to certain excise taxes. A TRS may hold assets and earn income, including income earned from the performance of correctional services, that would not be qualifying assets or income if held or earned directly by a REIT. During those years for which we elected REIT status, we conducted a significant portion of our business activities through our TRSs. Our TRSs were subject to federal, foreign, state and local income tax on their taxable income, and their after-tax net income generally was available for distribution to us but was not required to be distributed to us. The TRS rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis. We believe our arrangements with our TRSs were on arm's-length terms. If it is determined that our arrangements with our TRSs were not on an arm's-length terms, we would be subject to the 100% excise tax on applicable transactions.

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

The tax imposed on REITs engaging in "prohibited transactions" limited our ability to engage in transactions which would be treated as sales for federal income tax purposes during those years for which we elected REIT status. A REIT's net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not believe that we held any properties that would be characterized as held for sale to customers in the ordinary course of our business during those years for which we elected REIT status, unless the sale or disposition qualified under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties.

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

We have a substantial amount of goodwill and other intangible assets resulting from business acquisitions. As of December 31, 2022, we had $902.9 million of goodwill and other intangible assets. At least annually, or whenever events or changes in circumstances indicate a potential impairment in the carrying value (as defined by Generally Accepted Accounting Principles in the United States of America, or U.S. GAAP), we will evaluate this goodwill for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Estimated fair values could change and/or decline if there are changes in our capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, market capitalization, the political and regulatory environment and the effects of the COVID-19 pandemic. For example, our stock price has experienced a significant decline over the course of the last several years. A further decline or prolonged decline in the value of our stock price may result in material impairment charges. Impairments of goodwill or other intangible assets could require material non-cash charges to our results of operations.

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

The nature of our services exposes us to various types of third-party allegations and legal claims, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by individuals within our care, medical malpractice claims, claims relating to the federal Trafficking and Victims Protection Act, claims relating to our COVID-19 response procedures, breach of fiduciary duty claims, shareholder derivative claims, product liability claims, intellectual property infringement claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with our facilities, programs, electronic monitoring products, personnel or detainees, including damages arising from an inmate’s escape or from a disturbance or riot at a facility. In addition, our management contracts generally require us to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation.

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

During the fourth quarter of 2021, we received an unfavorable jury verdict and combined $23.2 million judgments in the retrial of two cases, State of Washington v. GEO Group and Nwauzor et al. v. GEO Group, in U.S. District Court for the Western District of Washington. While we strongly disagree with the verdict and judgments in these two cases and has appealed to the U.S. Court of Appeals for the Ninth Circuit, we cannot make any assurances that we will prevail on appeal. At this time, GEO has not recorded an accrual relating to these two cases because a loss, following the appeals process, is not considered probable. If we are required to record an accrual with regard to these cases or other similar cases, that may have a material adverse effect on our business, financial condition or results of operations.

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

Failure to comply with anti-bribery and anti-corruption laws could subject us to penalties and other adverse consequences.

As we operate both domestically and abroad, we are subject to the United States Foreign Corrupt Practices Act (“FCPA”), the U.K.

Bribery Act, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, and other anti-corruption and anti-bribery laws and regulations in the jurisdictions in which we do business, both domestic and abroad. These laws and regulations generally prohibit improper payments or offers of improper payments to government officials, political parties, or commercial partners for the purpose of obtaining or retaining business or securing an improper business advantage.

We have operations, deal with and enter into contracts with governmental or quasi-governmental entities in the United States and in non-

U.S. countries, including Australia, the U.K. and South Africa, and further expansion of our services abroad may involve additional regions. Corruption issues pose a risk in every country and jurisdiction, but in many countries, particularly in countries with developing economies, it may be more common for businesses to engage in practices that are prohibited by the FCPA or other applicable laws and regulations, and our activities in these countries pose a heightened risk of unauthorized payments or offers of payments by one of our employees or third-party business partners, representatives, and agents that could be in violation of various laws including the FCPA. The FCPA, U.K. Bribery Act and other applicable anti-bribery and anti-corruption laws also may hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives, and agents. We and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of our employees or such third parties even if we do not explicitly authorize such activities. The FCPA or other applicable laws and regulations also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions.

While we have implemented policies and procedures to address compliance with such laws, we cannot ensure that our employees or other third parties working on our behalf will not engage in conduct in violation of our policies or applicable law for which we might ultimately be held responsible. Violations of the FCPA, the U.K. Bribery Act, and other laws may result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, as well as severe criminal or civil sanctions, including suspension or debarment from U.S. government contracting, and we may be subject to other liabilities and adverse effects on our reputation, which could negatively affect our business, results of operations, financial condition, and growth prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees. Our exposure for violating these laws increases as our non-U.S. presence expands and as we increase operations in foreign jurisdictions.

Risks Related to Corporate Social Responsibility

We are subject to risks related to corporate social responsibility.

The consideration of ESG factors in making investment and voting decisions is relatively new, and frameworks and methods used by investors for assessing ESG policies are not fully developed and vary considerably among the investment community. In September 2022, we issued our fourth Human Rights and ESG report. The publication of our fourth annual Human Rights and ESG report highlights our continued

commitment to respecting the human rights and improving the lives of those entrusted to our care. This important report includes enhanced disclosures related to our Board oversight of human rights and ESG matters, employee diversity and training programs, corporate governance, and environmental sustainability, including updated metrics and statistics for the calendar year 2021, in accordance with the new Universal Standards of the Global Reporting Initiative (GRI). Our fourth annual ESG report also reinforces our commitment to providing enhanced rehabilitation and post-release support services through our award-winning GEO Continuum of Care® (CoC) program. Additionally, the Company undertook a Human Rights Risk Assessment and Due Diligence process. This process focused on identifying salient human rights and included interviews with and feedback from a diverse group of internal and external GEO stakeholders. The results of this due diligence process have been incorporated into the fourth annual Human Rights and ESG report. We also publish an annual Political Activity and Lobbying Report providing information on political contributions and our lobbying activities, including disclosure relating to political contributions at the corporate and GEO Political Action Committee level, contributions by recipient category of federal candidates, parties and committees and state/local candidates, parties and committees, amounts paid for lobbying activities and information relating to memberships in trade and membership associations, chambers of commerce and other groups where the annual membership fee is in excess of $25,000.

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

Certain states have proposed legislation to direct or prevent pension investments and financial institutions from basing their investment decisions on ESG standards and ratings. To the extent that we are performing favorably measured against a pension investment's or financial institution's ESG standards and ratings, the enactment of such legislation could have an adverse effect on us and impact an investor's ability to purchase or hold our securities.

Risks Related to Our Common Stock

The market price of our common stock may vary substantially. If the market price of our common stock were to decline further in the future at a specific measurement time period that impacts our public float calculation, we could potentially lose our status as a well-known seasoned issuer and/or large accelerated filer.

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

If the market price of our common stock were to decline further in the future at a specific measurement time period that impacts our public float calculation, we could potentially lose our status as a well-known seasoned issuer and/or large accelerated filer and suffer negative consequences. If we do not qualify as a well-known seasoned issuer, we will not be able to file automatic shelf registration statements on Form S-3ASR and enjoy the benefits associated with such registration statements, including that they become effective immediately upon filing, they permit companies to omit more information from the base prospectus than permitted for other shelf registration statements; they allow companies to register unspecified amounts of securities and do so without allocating among securities or between primary and secondary offerings, and they permit companies to pay filing fees on a "pay-as-you-go" basis at the time of each takedown from the shelf registration statement. The loss of status as a well-known seasoned issuer and large accelerated filer may impact the views or perceptions of investors and analysts and may influence investors' willingness to purchase or hold our securities or analysts' recommendations regarding our securities.

Future sales or issuances of shares of our common stock could adversely affect the market price of our common stock and may be dilutive to current shareholders.

Sales or issuances of shares of our common stock, or the perception that such sales or issuances could occur, could adversely affect the price for our common stock. As of December 31, 2022, there were 187,500,000 shares of common stock authorized under our Articles of Incorporation, of which 124,060,038 shares were outstanding. Our Board of Directors may authorize the issuance of additional authorized but unissued shares of our common stock or other authorized but unissued securities of ours at any time, including pursuant to our equity incentive plan and our employee stock purchase plan.

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

We are not restricted from issuing additional shares of our common stock or other instruments exchangeable or convertible into our common stock. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. If we issue more of our common stock or additional instruments exchangeable or convertible into or exercisable for our common stock, it may materially and adversely affect the price of our common stock and, in turn, the price of the Convertible Notes. Furthermore, the exchange, conversion or exercise of some or all of the Convertible Notes or such other instruments may dilute the ownership interests of existing shareholders, and any sales in the public market of shares of our common stock issuable upon any such exchange, conversion or exercise could adversely affect prevailing market prices of our common stock or the Convertible Notes. An offering or issuance of shares of our common stock may have a dilutive effect on our earnings per share and funds from operations per share after giving effect to the issuance of such shares of common stock and the receipt of the expected net proceeds. The actual amount of dilution from any offering of our equity securities cannot be determined at this time. The market price of our common stock, Convertible Notes or other such instruments could decline as a result of sales of a large number of shares of our common stock in the market pursuant to an offering, or otherwise, or as a result of the perception or expectation that such sales or issuances could occur.

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

See the Facilities and Day Reporting Centers listing under Item 1 for a list of the correctional, detention and reentry properties we own or lease in connection with our operations and specifically our U.S. Secure Services segment, our Reentry Services segment and our International Services segment.

Item 3. Legal Proceedings

Shareholder and Derivative Litigation

On July 7, 2020, a putative shareholder class action lawsuit was filed against the Company and its officers George C. Zoley and Brian R.

Evans, in the U.S. District Court for the Southern District of Florida. On November 18, 2020, the lead plaintiffs, James Michael DeLoach and Edward Oketola, filed a consolidated class action amended complaint against Messrs. Zoley and Evans––as well as then current and former Company officers J. David Donahue and Ann M. Schlarb. On September 23, 2021, the court dismissed all claims against Messrs. Evans and Donahue, and Ms. Schlarb, and dismissed all claims against GEO and Mr. Zoley other than claims related to GEO's disclosures about pending litigation. On October 4, 2021, plaintiffs filed a consolidated class action second amended complaint. The second amended complaint alleges that GEO and Mr. Zoley violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and alleges that Mr. Zoley violated Section 20(a) of the Exchange Act, by making materially false and misleading statements and/or omissions related to pending litigation, and seeks relief individually and on behalf of a putative class consisting of all persons and entities––other than the defendants, the officers and directors of the Company, members of their immediate families and their legal representatives, heirs, successors or assigns and any entity in which the defendants have or had a controlling interest––who purchased or otherwise acquired the Company’s securities during the alleged class period from November 9, 2018 to August 5, 2020, inclusive. The second amended complaint seeks damages, interest, attorneys’ fees, expert fees, other costs, and such other relief as the court may deem proper. On June 21, 2022, the court dismissed all claims in the second amended complaint other than those related to the Company’s statements about pending lawsuits made prior to July 17, 2019.

After the putative shareholder class action lawsuit was filed, three related putative shareholder derivative actions have also been filed.

These cases generally allege breaches of fiduciary duties related to the same underlying matters alleged in the class action. First, on July 1, 2021, a putative shareholder derivative complaint was filed in Palm Beach County, Florida Circuit Court against the Company, as well as current and former Company directors and officers George C. Zoley, Jose Gordo, Brian R. Evans, Ann M. Schlarb, Richard H. Glanton, Anne N. Foreman, Christopher C. Wheeler, Julie M. Wood, Guido van Hauwermeiren, Scott M. Kernan, and Duane Helkowski (collectively, the “State Court Defendants”). Second, on November 12, 2021, a putative shareholder derivative complaint was filed in the U.S. District Court for the Southern District of Florida against the Company, the State Court Defendants, as well as then current and former Company officers David Venturella and J. David Donahue (collectively, the “Derivative Defendants”). Third, on August 24, 2022, a putative stockholder derivative complaint was filed in the U.S. District Court for the Southern District of Florida against the Company and the Derivative Defendants. The state-court complaint alleges breach of fiduciary duty and unjust enrichment claims against the State Court Defendants relating to purported healthcare and quality of care deficiencies, an allegedly inadequate response to the COVID-19 pandemic, alleged forced labor by detainees, and alleged exposure to pending litigation, which purportedly led to damage to GEO. The federal-court complaints make similar allegations of breach of fiduciary duty as to the Derivative Defendants, and also allege that the Derivative Defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and that Mr. Zoley contributed to alleged violations of Sections 10(b) and 21D of the Exchange Act. These cases are currently stayed pending the resolution of the federal putative shareholder class action lawsuit described above.

GEO strongly disputes the claims made in these four lawsuits, and intends to take all necessary steps to vigorously defend itself from these lawsuits.

Immigration Detainee Litigation

Civil immigration detainees at the Aurora ICE Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the U.S. District Court for the District of Colorado. The complaint alleges that the Company was in violation of the Colorado Minimum Wages of Workers Act and the Federal Trafficking Victims Protection Act (“TVPA”). The complaint also claims that the Company was unjustly enriched based on the level of payment the detainees received for work performed in a Voluntary Work Program ("VWP") the Company is required to implement at the facility under the terms of its contract with the federal government. On July 6, 2015, the court found that detainees were not employees under the Colorado Minimum Wage Order and dismissed this claim. On February 27, 2017, the court granted the plaintiffs' motion for class certification on the TVPA and unjust enrichment claims. The plaintiffs class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the court may deem proper. On October 18, 2022, the court issued an order granting plaintiffs’ motion for summary judgment on the Company’s affirmative defenses, denying the Company’s motion for summary judgment, motion to dismiss, and motion for decertification of the class, narrowing the class period for plaintiffs’ TVPA claims, and otherwise ruling against the Company’s motions for relief. All trial dates are currently stayed by court order pending appeal of evidentiary issue to the 10th Circuit Court of Appeal.

Since the Colorado suit was initially filed, four similar lawsuits have been filed - two in the state of Washington and two in California.

The first of the two state of Washington lawsuits was filed on September 26, 2017 by immigration detainees against the Company in the

U.S. District Court for the Western District of Washington. The second lawsuit was filed on September 20, 2017 by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. The plaintiffs claimed that Washington State minimum wage laws should be enforced with respect to detainees who volunteer to participate in a VWP administered by GEO at the Northwest ICE Processing Center (the "Center") as required by the U.S. Department of Homeland Security under the terms of GEO’s contract. The Center houses persons in the custody of federal immigration authorities while the federal government is determining their immigration status. In October 2021, an unfavorable jury verdict and court judgment resulting in a combined $23.2 million judgment entered against the Company in the retrial of the two cases, which judgment amounts were subsequently increased by a further award against the Company of attorney’s fees, costs, and pre-judgment interest in the amount of $12.7 million. Post judgment interest is accruing on these judgments in accordance with Washington law. The trial court has waived the necessity to post a supersedeas bond for the combined judgments and has stayed enforcement of the verdict and judgments while GEO’s appeal to the U.S. Court of Appeals for the Ninth Circuit is pending. Oral argument was held on October 6, 2022. The case has been formally submitted to the three-judge panel for decision. GEO intends to take all necessary steps to vigorously defend itself. The Company has not established an accrual for this judgment as it believes a potential loss related to this case is not probable.

In California, a class-action lawsuit was filed on December 19, 2017 by immigration detainees against the Company in the U.S. District

Court Eastern Division of the Central District of California. The California lawsuit alleges violations of the state’s minimum wage laws, violations of the TVPA and California's equivalent state statute, unjust enrichment, unfair competition and retaliation. The California court has certified a class of individuals who have been civilly detained at the Company's Adelanto Facility from December 19, 2014, until the date of final judgment. On March 31, 2022, the court entered a stay of the California case until the Ninth Circuit rules on the Washington cases.

Current and former detainees of the Mesa Verde ICE Processing Center and the Golden State Annex ICE Processing Center filed a class action lawsuit on July 13, 2022, against the Company in the U.S. District Court for the Eastern District of California, Fresno Division. This lawsuit is similar to the cases in Colorado, Washington and California discussed above. The complaint alleges that federal detainees who volunteer to participate in the VWP at GEO’s Mesa Verde and Golden State Annex ICE facilities are employees of GEO and entitled to the state’s minimum wage. Plaintiffs also make claims for unfair competition, unjust enrichment, human trafficking, forced labor, California's Private Attorneys General Act and retaliation.

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

Challenges to State Legislation that Conflict with Federal Contracts

On December 30, 2019, the Company filed a lawsuit in the U.S. District Court for the Southern District of California against the State of

California for declaratory and injunctive relief challenging California’s newly enacted law - Assembly Bill 32 ("AB-32"), - which prohibits the operation of "private detention facilities" in California, including facilities in which the Company provides secure immigration detention contract services to the federal government. The Company’s lawsuit asserts that AB-32 violates the Constitution’s Supremacy Clause, which protects the federal government from regulation by any state. By prohibiting federal detention facilities in California, the suit argues AB-32 substantially interferes with the ability of USMS and ICE to carry out detention responsibilities for the federal government. Secondly, because AB-32 creates an exemption for the application of AB-32 for the State of California for the use of "private detention facilities" (to alleviate overcrowding), California’s statute unlawfully discriminates against the federal government. On January 24, 2020, the United States filed a lawsuit challenging AB-32. On October 8, 2020, the court issued an order granting, in part, and denying, in part, the Company’s and the United States’ motions for preliminary injunction and California’s motion to dismiss. Among other findings, the court (1) dismissed the Company’s intergovernmental immunity claims as well as the United States’ preemption claims as applied to ICE facilities; (2) found that the Company and the United States were likely to succeed on the preemption claims as applied to U.S. Marshals’ facilities and enjoined enforcing AB-32 against those facilities; and (3) refused to enjoin California from enforcing AB-32 against ICE contracts with the Company and the United States. The Company and the United States appealed to the Ninth Circuit Court of Appeals. Oral argument was held on June 7, 2021. On October 5, 2021, a three-Judge panel of the Ninth Circuit Court of Appeals reversed the lower court’s decision, holding that AB-32 conflicted with federal law. California petitioned the Ninth Circuit for the matter to be heard by the court sitting en banc, which petition was accepted. On September 26, 2022, in an 8-3 en banc decision, the Ninth Circuit Court of Appeals held that AB-32 violates the Constitution's Supremacy Clause and that AB-32 is preempted, vacated the lower court’s denial of the Company’s and the United States’ motions for preliminary injunction, and remanded the case to the District Court to consider the remaining preliminary injunction factors.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “GEO.” As of February 21, 2023, we had 489 shareholders of record. Shareholders of record does not include shareholders who own shares held in "street name."

As discussed above, on December 2, 2021, GEO’s Board unanimously approved a plan to terminate our REIT status and become a taxable C Corporation, effective for the year ended December 31, 2021. In connection with terminating GEO’s REIT status, the Board also voted unanimously to discontinue our quarterly dividend payments and prioritize allocating GEO’s free cash flow to reduce debt. While we do not currently anticipate paying cash dividends, once we achieve our stated debt and leverage reduction goals, we expect to explore options to return capital to our shareholders, which may include the payment of dividends.

Equity Plan Compensation Information Table

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan Category
Equity compensation plans approved by stockholders	1,885,112	$18.03	9,018,867

Equity compensation plans not approved by stockholders	-	$-	-
Total	1,885,112	$18.03	9,018,867

Performance Graph

The following performance graph compares the performance of our common stock to the Russell 2000, the S&P 500 Commercial Services and Supplies Index, and the MSCI U.S. REIT Index and is provided in accordance with Item 201(e) of Regulation S-K.

Comparison of Five-Year Cumulative Total Return*

The GEO Group, Inc., Russell 2000,

S&P 500 Commercial Services and Supplies Index

and MSCI U.S. REIT Index

(Performance through December 31, 2022)

	The GEO Group, Inc.	Russell 2000	S&P 500 Commercial Services & Supplies	MSCI U.S. REIT Index
December 31, 2017	$100.00	$100.00	$100.00	$100.00
December 31, 2018	$90.65	$87.82	$96.90	$91.36
December 31, 2019	$84.48	$108.66	$132.94	$110.49
December 31, 2020	$43.76	$128.61	$162.14	$98.21
December 31, 2021	$39.42	$146.23	$209.31	$136.29
December 31, 2022	$55.70	$114.70	$187.19	$99.04

Assumes $100 invested on December 31, 2017 in our common stock and the respective Index.

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

This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and are incorporated herein by reference.

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

As of December 31, 2022, our worldwide operations included the management and/or ownership of approximately 82,000 beds at 102 correctional, detention and reentry facilities, including idle facilities, and also included the provision of servicing individuals in a community-based environment on behalf of federal, state and local correctional agencies located throughout the country.

For the years ended December 31, 2022 and 2021, we had consolidated revenues of $2.4 billion and $2.3 billion, respectively, and we maintained an average company-wide facility occupancy rate of 86.3% including 69,418 active beds and excluding 13,061 idle beds for the year ended December 31, 2022, and 85.4% including 74,834 active beds and excluding 11,200 idle beds for the year ended December 31, 2021.

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

Critical Accounting Policies and Estimates

The consolidated financial statements in this report are prepared in conformity with U.S. generally accepted accounting principles, or GAAP. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of our significant accounting policies is described in Note 1 – Summary of Business Organization, Operations and Significant Accounting Policies of the notes to the audited consolidated financial statements contained Part II, Item 8 of this Annual Report on Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Asset Impairments

The following table summarizes the Company’s idled facilities as of December 31, 2022 and their respective carrying values, excluding equipment and other assets that can be easily transferred to other facilities.

				Secure Services	Reentry Services	Total
		Secure Services	Reentry Services	Net Carrying Value	Net Carrying Value	Net Carrying Value
Facility	Year Idled	Design Capacity	Design Capacity	December 31, 2022	December 31, 2022	December 31, 2022
Great Plains Correctional Facility	2021	1,940	—	$69,367	$—	$69,367
D. Ray James Correctional Facility	2021	1,900	—	50,829	—	50,829
Northlake Correctional Facility	2022	1,800	—	68,524	—	68,524
Rivers Correctional Facility	2021	1,450	—	37,911	—	37,911
Big Spring Correctional Facility	2021	1,732	—	32,959	—	32,959
Flightline Correctional Facility	2021	1,800	—	35,094	—	35,094
McFarland Female Community Reentry Facility	2020	300	—	10,900	—	10,900
Cheyenne Mountain Recovery Center	2020	—	750	—	16,659	16,659
Albert Bo Robinson Assessment & Treatment Center	2022	—	900	—	14,011	14,011
Coleman Hall	2017	—	350	—	7,759	7,759
Hector Garza Center	2020	—	139	—	4,794	4,794
Total		10,922	2,139	$305,584	$43,223	$348,807

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

We test idle facilities for impairment upon notification that the facilities will no longer be utilized by the customer. If a long-lived asset is part of a group that includes other assets, the unit of accounting for the long-lived asset is its group. Generally, we group assets by facility for the purpose of considering whether any impairment exists. The estimates of recoverability are based on projected undiscounted cash flows associated with actual marketing efforts where available or, in other instances, projected undiscounted cash flows that are comparable to historical cash flows from management contracts achieved in the past at that facility or at similar facilities and probability weighted cash flows. Our probability weighted cash flows include adjustments to projected cash flows compared to the historical cash flows due to current business conditions which impact per diem rates as well as labor and other operating costs, changes related to facility mission due to changes in prospective clients, and changes in projected capacity and occupancy rates. We also factor in prolonged periods of vacancies as well as the time and costs required to ramp up facility population once a contract is obtained. We perform the impairment analysis on an annual basis for each of the idle facilities, or more frequently if needed, and take into consideration updates each quarter for market developments affecting the potential utilization of each of the facilities in order to identify events that may cause the Company to reconsider the most recent assumptions. Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than the terms used in our most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact our ability to house certain types of individuals at such facility. Further, a substantial increase in the number of available beds at other facilities we own, or in the marketplace, could lead to deterioration in market conditions and projected cash flows. Although they are not frequently received, an unsolicited offer to purchase any of our idle facilities, at amounts that are less than their carrying value could also cause us to reconsider the assumptions used in the most recent impairment analysis. We have identified marketing prospects to utilize each of the remaining currently idled facilities and have determined that no current impairment exists. We also received valuations from a third party on certain facilities. However, we can provide no assurance that we will be able to secure management contracts to utilize our idle facilities, or that we will not incur impairment charges in the future. In all cases, the projected value in our analysis as of December 31, 2022, exceeded the carrying amounts of each facility, therefore no impairment charges were recorded. During the year ended December 31, 2020, we recorded an impairment charge of approximately $5.7 million related to one leased facility where the projected undiscounted cash flows of the facility did not exceed the carrying amount.

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

On October 1, 2021, GEO formed a wholly owned captive insurance subsidiary, Florina Insurance Company, Inc. (“Florina”), to enhance our risk financing strategies. Florina is incorporated in the state of Vermont and is licensed and regulated by the state of Vermont, including with respect to its insurance programs, levels of liquidity and other requirements. GEO began procuring insurance policies to cover deductibles for workers’ compensation, general liability, automobile liability, medical professional liability and directors' and officers’ liability as well as procuring insurance policies for its excess liability, directors’ and officers’ excess liability and excess medical professional liability through Florina effective October 1, 2021. Florina holds cash and investments in order to meet solvency requirements and meet financial obligations as presented, including an investment portfolio of marketable fixed income and equity securities.

We currently maintain a general liability policy and excess liability policies with total limits of $75.0 million per occurrence and $95.0 million total general liability annual aggregate limits covering the operations of U.S. Secure Services, Reentry Services and Electronic Monitoring and Supervision Services. We have an occurrence based liability insurance program with a specific loss limit of $40.0 million per occurrence and in the aggregate related to medical professional liability claims arising out of correctional healthcare services. We are uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability, cybersecurity liability and automobile liability.

For most casualty insurance policies, we carry substantial deductibles or self-insured retentions of $4.0 million per occurrence for general liability and $5.0 million per occurrence for medical professional liability, $2.0 million per occurrence for workers’ compensation, $2.5 million per occurrence for directors' and officers’ liability and $1.0 million per occurrence for automobile liability. In addition, certain of our facilities located in Florida and other high-risk hurricane areas carry substantial windstorm deductibles. Since hurricanes are considered unpredictable future events, no reserves have been established to pre-fund for potential windstorm damage. Limited commercial availability of certain types of insurance relating to windstorm exposure in coastal areas and earthquake exposure mainly in California and the Pacific Northwest may prevent us from insuring some of our facilities to full replacement value.

With respect to operations in South Africa and Australia, we utilize a combination of locally-procured insurance and global policies to meet contractual insurance requirements and protect us. In addition to these policies, our Australian subsidiary carries tail insurance on a general liability policy related to a discontinued contract.

Of the insurance policies discussed above, our most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves, which include Florina’s reserves and GEO’s legacy reserves and administrative costs for the plans, are undiscounted and were $79.0 million and $74.2 million as of December 31, 2022 and 2021, respectively, and are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially adversely impacted.

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

Under provisions of the qualitative analysis, when testing goodwill for impairment, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a quantitative impairment test to identify goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. The qualitative factors used by GEO’s management to determine the likelihood that the fair value of the reporting unit is less than the carrying amount include, among other things, a review of overall economic conditions and their current and future impact on our existing business, our financial performance and stock price, industry outlook and market competition. With respect to the qualitative assessments, management determined that, as of October 1, 2022, it was more likely than not that the fair values of the reporting units exceeded their carrying values. During the year ended December 31, 2020, in connection with our annual impairment test, we performed a quantitative analysis for our Reentry Services reporting unit using a third-party valuation firm to determine the estimated fair value of the reporting unit using a discounted cash flow model. A discount rate of 10% was utilized to adjust the cash flow forecasts based on management’s estimate of a market participant’s weighted-average cost of capital. Growth rates for sales and profits were determined using inputs from our long-term planning process. We also made estimates for discount rates and other factors based on market conditions, historical experience and other economic factors. Changes in these factors could significantly impact the fair value of the reporting unit. With respect to the Reentry Services reporting unit that was assessed quantitatively, management determined that the carrying value exceeded its fair value due to future declines in cash flow projections primarily due to the negative impact of the COVID-19 pandemic on our reentry facilities. As such, we recorded a goodwill impairment charge of $21.1 million during the year ended December 31, 2020. A change in one or combination of the assumptions discussed above could have impacted the estimated fair value of the reporting unit. If our expectations of future results and cash flows decrease significantly or other economic conditions deteriorate, goodwill may be further impaired. No impairment charges were recorded for the year ended December 31, 2022 or 2021.

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

Fair Value Measurements

We define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (“exit price”). We carry certain of our assets and liabilities at fair value, measured on a recurring basis, in the accompanying Consolidated Balance Sheets. We also have certain assets and liabilities which are not carried at fair value in our accompanying Consolidated Balance Sheets and disclose the fair value measurements compared to the carrying values as of each balance sheet date. We establish the fair value of our assets and liabilities using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels which distinguish between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The level in the fair value hierarchy within which the respective fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities. Level 2 inputs are other than quotable market prices included in Level 1 that are observable for the asset or liability either directly or indirectly through corroboration with observable market data. Level 3 inputs are unobservable inputs for the assets or liabilities that reflect management’s own assumptions about the assumptions market participants would use in pricing the asset or liability. We recognize transfers between Levels 1, 2 and 3 as of the actual date of the event or change in circumstances that cause the transfer. We utilized a third-party valuation firm to assist with the estimation of the fair values on the date of issuance for our new debt instruments. The fair value of each new debt instrument on the date of issuance was estimated using a Black-Derman-Toy ("BDT") lattice model which used Level 3 inputs. Refer to Note 10 - Fair Value of Assets and Liabilities and Note 12 - Debt of the notes to the audited consolidated financial statements contained Part II, Item 8 of this Annual Report on Form 10-K

Recent Accounting Pronouncements

The following accounting standards will be adopted in future periods:

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, “Reference Reform Rate (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” to provide temporary optional expedients and exceptions to the contract modifications, hedge relationships and other transactions affected by reference rate reform if certain criteria are met. This ASU, which was effective upon issuance and may be applied through December 31, 2024, is applicable to all contracts and hedging relationships that reference the London Interbank Offered Rate or any other reference rate expected to be discontinued. We do not expect any significant impacts of reference rate reform and the application of this guidance.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on the Company's results of operations or financial position.

Results of Operations

We have determined that our previously reportable business segment, Facility Construction and Design, no longer qualifies as a reportable segment as it no longer meets certain quantitative thresholds and has been aggregated with our International Services reportable business segment below. In addition, we appointed a new Chief Executive Officer, the chief operating decision maker, during fiscal 2021. Based on changes to the way our chief operating decision maker views the business and financial results used to allocate resources to our electronic monitoring and supervision services operations, along with the growth of the business, we will report the electronic monitoring and supervision services operation as a separate reportable segment. This new segment is presented as Electronic Monitoring and Supervision Services. Previously, the electronic monitoring and supervision services operations were included in our GEO Care reportable segment. In addition, our GEO Care reportable segment was renamed Reentry Services and includes services provided to adults for residential and non-residential treatment, educational and community-based programs, pre-release and half-way house programs. Refer to Note 15 – Business Segments and Geographic Information of the Notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

2022 versus 2021

Revenues

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$1,437,831	60.5%	$1,488,936	66.0%	$(51,105)	(3.4)%
Electronic Monitoring and Supervision Services	496,268	20.9%	278,934	12.4%	217,334	77.9%
Reentry Services	255,428	10.7%	274,893	12.2%	(19,465)	(7.1)%
International Services	187,200	7.9%	213,849	9.5%	(26,649)	(12.5)%
Total	$2,376,727	100.0%	$2,256,612	100.0%	$120,115	5.3%

U.S. Secure Services

Revenues decreased by $51.1 million in 2022 compared to 2021 primarily due to aggregate decreases of $164.8 million due to the ramp-

down/deactivations of our company-owned D. Ray James, Rivers, Big Springs, Flightline, Reeves County Detention I & II and Great Plains Correctional Facilities, our Queens Detention Facility, our North Lake Correctional Facility, our managed-only Bay and Graceville Correctional Rehabilitation Facilities, as well as our managed-only George W. Hill Correctional Facility. Also included in this decrease is the transition of the operation of our company-owned Guadalupe County Correctional Facility to the New Mexico Corrections Department in November 2021. These decreases were partially offset by aggregate net increases of $47.7 million resulting from the contract activation and ramp up at our company-owned Moshannon Valley Processing Center, Desert View Annex, our company-owned Eagle Pass Detention Center and new transportation contracts. In addition, we experienced aggregate net increases in rates and/or per diem amounts in connection with contract modifications, transportation services and increased occupancies of $66.0 million.

The number of compensated mandays in U.S. Secure Services facilities was approximately 17.9 million in 2022 and 18.7 million in 2021. We experienced an aggregate net decrease of approximately 800,000 mandays as a result of net decreases in population as a result of contract terminations, partially offset by contract activations discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Secure Services facilities was 89.9% and 88.2% of capacity in 2022 and 2021, respectively, excluding idle facilities.

Electronic Monitoring and Supervision Services

Revenues increased by $217.3 million in 2022 compared to 2021 primarily due to increased client and participant counts.

Reentry Services

Revenues decreased by $19.5 million in 2022 compared to 2021 primarily due to a decrease of $34.7 million as a result of the sale of our youth business which was effective July 1, 2021. This decrease was partially offset by increases of $10.5 million due to new/reactivated contracts, day reporting centers and programs including the activation of our company-owned Tampa Residential Reentry Center in Tampa, Florida in September 2021. Also partially offsetting the decrease was a net aggregate increase of $4.7 million related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals.

International Services

Revenues for International Services decreased by $26.6 million in 2022 compared to 2021 primarily due to foreign exchange rate fluctuations of $15.6 million. We also experienced a net decrease of $11.0 million primarily driven by the transition of our management contract for the Dungavel House Immigration Removal Centre in the United Kingdom to the government effective September 30, 2021.

Operating Expenses

	2022	% of Segment Revenues	2021	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$1,077,256	74.9%	$1,112,290	74.7%	$(35,034)	(3.1)%
Electronic Monitoring and Supervision Services	226,236	45.6%	121,442	43.5%	104,794	86.3%
Reentry Services	194,089	76.0%	205,992	74.9%	(11,903)	(5.8)%
International Services	166,147	88.8%	189,322	88.5%	(23,175)	(12.2)%
Total	$1,663,728		$1,629,046		$34,682	2.1%

Operating expenses consist of those expenses incurred in the operation and management of our U.S. Secure Services, Electronic Monitoring and Supervision Services, Reentry Services and International Services segments.

U.S. Secure Services

Operating expenses for U.S. Secure Services decreased by $35.0 million in 2022 compared to 2021 primarily due to decreases of $130.6 million related to the ramp-down/deactivations of our company-owned D. Ray James, Rivers, Big Springs, Flightline, Reeves County Detention I & II and Great Plains Correctional Facilities, our Queens Detention Facility, our North Lake Correctional Facility, our managed-only Bay and Graceville Correctional Rehabilitation Facilities, as well as our managed-only George W. Hill Correctional Facility. Also included in this decrease is the transition of the operation of our company-owned Guadalupe County Correctional Facility to the New Mexico Corrections Department in November 2021. These decreases were partially offset by aggregate net increases of $30.7 million resulting from the contract activation and ramp up at our company-owned Moshannon Valley Processing Center, Desert View Annex as well as our company-owned Eagle Pass Detention Center. In addition, we experienced aggregate net increases in connection with transportation services, increased occupancies and the variable costs associated with those services of $64.9 million.

Electronic Monitoring and Supervision Services

Operating expenses increased by $104.8 million in 2022 compared to 2021 primarily due to increased client and participant counts.

Reentry Services

Operating expenses for Reentry Services decreased by $11.9 million during 2022 compared to 2021 primarily due to a decrease of $30.8 million as a result of the sale of our youth business which was effective July 1, 2021. We also experienced a decrease of $4.2 million due to contract terminations. These decreases were partially offset by increases of $6.8 million due to new/reactivated contracts, day reporting centers and programs including the activation of our company-owned Tampa Residential Reentry Center in Tampa, Florida in September 2021. Also partially offsetting the decreases was a net aggregate increase of $16.3 million related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals.

International Services

Operating expenses for International Services decreased by $23.2 million in 2022 compared to 2021 primarily due to foreign exchange rate fluctuations of $14.1 million. We also experienced a net decrease of $9.1 million primarily driven by the transition of our management contract for the Dungavel House Immigration Removal Centre in the United Kingdom to the government effective September 30, 2021.

Depreciation and Amortization

	2022	% of Segment Revenue	2021	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$80,600	5.6%	$83,721	5.6%	$(3,121)	(3.7)%
Electronic Monitoring and Supervision Services	31,838	6.4%	30,422	10.9%	1,416	4.7%
Reentry Services	18,416	7.2%	18,773	6.8%	(357)	(1.9)%
International Services	2,071	1.1%	2,261	1.1%	(190)	(8.4)%
Total	$132,925	5.6%	$135,177	6.0%	$(2,252)	(1.7)%

U.S. Secure Services

U.S. Secure Services depreciation and amortization expense decreased in 2022 compared to 2021 primarily due to decreases related to certain assets becoming fully depreciated and/or amortized as well as certain asset dispositions at our company-owned facilities. Partially offsetting this decrease was a write-off of approximately $3.4 million of intangible assets related to facility management contracts when Delaware County, Pennsylvania took over management of the managed-only George W. Hill Correctional Facility in April 2022.

Electronic Monitoring and Supervision Services

Depreciation and amortization expense increased in 2022 compared to 2021 primarily due to certain equipment additions.

Reentry Services

Reentry Services depreciation and amortization expense decreased slightly in 2022 compared to 2021 primarily due to certain asset dispositions at our company-owned centers.

International Services

Depreciation and amortization expense decreased in 2022 compared to 2021 primarily due to foreign exchange rate fluctuations.

Other Unallocated Operating Expenses

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$196,972	8.3%	$204,306	9.1%	$(7,334)	(3.6)%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses decreased in 2022 compared to 2021 by $7.3 million primarily due to one-time employee restructuring expenses of $7.5 million incurred in 2021. Partially offsetting this decrease were increased professional fees for financial and legal advisors assisting us in reviewing potential asset sales as well as normal professional, consulting and other administrative expenses.

Non-Operating Income and Expense

Interest Income and Interest Expense

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$16,831	0.7%	$24,007	1.1%	$(7,176)	(29.9)%
Interest Expense	$164,550	6.9%	$129,460	5.7%	$35,090	27.1%

Interest income decreased in 2022 compared to 2021 primarily due to the effect of foreign exchange rate fluctuations as well as the sale of our contract receivable related to our Ravenhall facility in Australia in September 2022. Refer to Note 17 Commitments, Contingencies and Other Matters of the Notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

On August 19, 2022, we completed an exchange offer to exchange certain of our outstanding 5.125% Senior Notes due 2023, 5.875%

Senior Notes due 2024, 6.00% Senior Notes due 2026 and certain revolving credit loans and term loans under our senior secured credit facility into newly issued Senior Second Lien Secured Notes and a new Exchange Credit Agreement. Interest expense increased in 2022 compared to 2021 primarily due to higher interest rates on the new debt instruments as well as the net amortization of deferred issuance costs and discounts/premiums related to the transaction. Additionally, SOFR/LIBOR rates have increased in 2022 compared to 2021. Refer to Note 12 -

Debt of the Notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

(Loss) Gain on Extinguishment of Debt

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
(Loss) Gain on Extinguishment of Debt	$(37,895)	-1.6%	$4,693	0.2%	$(42,588)	(907.5)%

During 2022, we completed an exchange offer to exchange certain of our outstanding 5.125% Senior Notes due 2023, 5.875% Senior

Notes due 2024, 6.00% Senior Notes due 2026 and certain revolving credit loans and term loans under our senior secured credit facility into newly issued Senior Second Lien Secured Notes and a new credit facility. As a result of the transactions, we recorded a net loss on extinguishment of debt of $37.9 million, net of the write-off of associated unamortized deferred loan costs.

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

Refer to Note 12- Debt of the Notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Net Gain (Loss) on Disposition of Assets

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Net Gain (Loss) on Disposition of Assets	$32,332	1.4%	$5,499	0.2%	$26,833	488.0%

During 2022, we sold our equity investment interest in the government-owned Ravenhall Correctional Centre project in Australia for approximately $84 million in gross proceeds, pre-tax to an unrelated third party. As a result of the transaction, we recorded a gain of approximately $29.3 million. Refer to Note 17 - Commitments, Contingencies and Other Matters of the Notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The net gain in 2022 also includes the sale of our Perry County Correctional Facility located in Alabama.

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

Provision for Income Taxes

	2022	Effective Rate	2021	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$62,899	27.4%	$122,730	63.6%	$(59,831)	(48.8)%

The provision for income taxes in 2022 decreased compared to 2021 along with the effective tax rate. In 2022, there was a $1.4 million discrete tax benefit compared to a net $74.6 million discrete tax expense in 2021. Included in the provision for income taxes in 2022 and 2021 were, respectively, a $2.1 million and $3.6 million discrete tax expense related to stock compensation that vested during the respective periods. In 2021, the Company elected to terminate its REIT status and became a taxable C corporation which resulted in a one-time, non-cash deferred tax charge of $70.8 million related to the termination. We estimate our 2023 annual effective tax rate to be in the range of approximately 27% to 29% exclusive of any discrete items.

Equity in Earnings of Affiliates

	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$4,771	0.2%	$7,141	0.3%	$(2,370)	(33.2)%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates in 2022 compared to 2021 decreased primarily due to unfavorable performance at GEOAmey.

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

As of December 31, 2022, we were developing a number of contractually committed projects that we estimate will cost approximately $42.2 million, of which $19.5 million was spent through December 31, 2022. We estimate our remaining contractually committed capital requirements to be approximately $22.7 million. These projects are expected to be completed through 2023.

We plan to fund all of our capital needs, including capital expenditures, from cash on hand, cash from operations, borrowings under our

Exchange Credit Agreement and any other financings which our management and Board, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under our Exchange Credit Agreement. Our management believes that our financial resources and sources of liquidity will allow us to manage the continued impact of COVID-19 on our business, financial condition, results of operations and cash flows. We completed our annual budgeting process, and for 2023, we will continue to strategically manage our capital expenditures to maintain both short and long term financial objectives. Additionally, we may from time to time pursue transactions for the potential sale of additional assets and businesses and/or other strategic transactions. Our management believes that cash on hand, cash flows from operations and availability under our Exchange Credit Agreement will be adequate to support our capital requirements for 2023 as disclosed under “Capital Requirements” above. The challenges posed by COVID-19, as well as the current political environment, generally and on our business are continuing to evolve. Consequently, we will continue to evaluate our financial position in light of future developments, the Executive Order and COVID-19.

Liquidity and Capital Resources

Exchange Offer

On August 19, 2022, we completed an exchange offer to exchange certain of our outstanding 5.125% Senior Notes due 2023, 5.875%

Senior Notes due 2024, 6.00% Senior Notes due 2026 and certain revolving credit loans and term loans under our senior secured credit facility into newly issued Senior Second Lien Secured Notes and a new Exchange Credit Agreement. As a result of the transactions, we recorded a net loss on extinguishment of debt of approximately $37.9 million and incurred a total of approximately $52.8 million of debt issuance fees which will be amortized over the terms of the respective agreements using the effective interest method. Refer to Note 12 - Debt of the Notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Following the completed exchange offer in August 2022, S&P Global Ratings upgraded our issuer rating to B with a stable outlook. In

September 2022, Moody’s Investors Service upgraded our corporate family rating to B3 with a stable outlook.

As of December 31, 2022, we had approximately $30.0 million in borrowings under our revolver, and approximately $77.6 million in letters of credit which left approximately $226.4 million in additional borrowing capacity under the revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of December 31, 2022 was 9.85%.

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

Subject to certain restrictions on share ownership and transfer, holders may exchange the notes at their option prior to the close of business on the business day immediately preceding November 25, 2025, but only under the following circumstances: (1) during the five consecutive business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the exchange rate for the notes on each such trading day; or (2) upon the occurrence of certain specified corporate events. On or after November 25, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, holders may exchange their notes at any time, regardless of the foregoing circumstances. Upon exchange of a note, we will pay or deliver, as the case may be, cash or a combination of cash and shares of our common stock. As of December 31, 2022, conditions had not been met to exchange the notes.

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

During 2021, we repurchased $22.5 million in aggregate principal amount of our 5.125% Senior Notes due 2023 at a weighted average price of 90.68% for a total cost of $20.4 million. Additionally, we repurchased $17.2 million in aggregate principal amount of our 5.875% Senior Notes due 2024 at a weighted average price of 79.51% for a total cost of $13.7 million. As a result of these repurchases, we recognized a net gain on extinguishment of debt of $4.7 million, net of the write-off of associated unamortized deferred loan costs. There were no debt repurchases during the year ended 2022 except as part of the exchange offer discussed further above.

We consider opportunities for future business and/or asset acquisitions or dispositions as we deem appropriate when market conditions present opportunities. If we are successful in our pursuit of any new projects, our cash on hand, cash flows from operations and borrowings under the new Exchange Credit Agreement may not provide sufficient liquidity to meet our capital needs and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. Additionally, the magnitude, severity and duration of the COVID-19 pandemic may negatively impact the availability of opportunities for future business and/or asset acquisitions or asset dispositions and market conditions generally. In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indentures governing the second lien notes, the indenture governing the 5.875% Senior Notes due 2024, the indenture governing the 6.00% Senior Notes due 2026, the indenture governing our Convertible Notes and our Exchange Credit Agreement. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse effect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we were in compliance with our debt covenants as of December 31, 2022, and we expect to continue to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

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

Stock Buyback Program

On February 14, 2018, we announced that our Board authorized a stock buyback program authorizing us to repurchase up to a maximum of $200 million of our shares of common stock. The stock buyback program was funded primarily with cash on hand, free cash flow and borrowings under our $900 million revolving credit facility. The program expired on October 20, 2020. The stock buyback program was intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable SEC requirements. The stock buyback program did not obligate us to purchase any specific amount of our common stock and could have been suspended or extended at any time at the discretion of our Board. During the year ended December 31, 2020, we purchased 553,665 shares of our common stock at a cost of $9.0 million primarily purchased with proceeds from our revolver. There were no purchases of our common stock during the years ended December 31, 2022 or 2021.

Automatic Shelf Registration on Form S-3

On October 30, 2020, we filed an automatic shelf registration on Form S-3 with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, guarantees of debt securities, warrants and units. The shelf registration statement was automatically effective upon filing.

Prospectus Supplement

On June 28, 2021, in connection with the shelf registration, we filed with the SEC a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $300 million through sales agents. Sales of shares of our common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, will be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the year ended December 31, 2022.

Australia - Ravenhall

In connection with a design and build project agreement with the State of Victoria, in September 2014, we entered into a syndicated facility agreement (the "Construction Facility") to provide debt financing for construction of the project. The Construction Facility provided for non-recourse funding for the project. In September 2022, we sold our equity investment interest in the project to an unrelated third party. In connection with the sale, the non-recourse debt was transferred to the buyer and is no longer an outstanding obligation of GEO. Refer to Note 17 - Commitments, Contingencies and Other Matters of the Notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Other

In August 2019, we entered into two identical Notes (as defined below) in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the Notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. We have entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at December 31, 2022 is $0.6 million of deferred loan costs incurred in the transaction. Refer to Note 7 – Derivative Financial Instruments in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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
Executive Retirement Agreement

We have a non-qualified deferred compensation agreement with our Executive Chairmen and former Chief Executive Officer (“former CEO”). The agreement provides for a lump sum payment upon retirement, no sooner than age 55. As of December 31, 2022, our Executive Chairman had reached age 55 and was eligible to receive the payment upon retirement.

GEO and our Executive Chairman and former CEO, entered into on May 27, 2021, and effective July 1, 2021, an Amended and Restated Executive Retirement Agreement which replaced the prior February 26, 2020 agreement discussed below. Pursuant to the terms of the Amended and Restated Executive Retirement Agreement, upon the date that the Executive Chairman ceases to provide services to GEO, we will pay to the Executive Chairman an amount equal to $3,600,000 (the "2021 Grandfathered Payment") which shall be paid in cash. The Grandfathered Payment shall be credited with interest at a rate of 5% compounded quarterly (the “Grandfathered Earnings Account”). Additionally, at the end of each calendar year provided that our Executive Chairman is still providing services to GEO pursuant to the Executive Chairman Employment Agreement, we will credit an amount equal to $1,000,000 at the end of each calendar year (the “Employment Contributions Account”). The Employment Contributions Account will be credited with interest at the rate of 5% compounded quarterly. Upon the date that the Executive Chairman ceases to provide services to GEO, we will pay the Executive Chairman in one lump sum cash payment each of the 2021 Grandfathered Payment, the Grandfathered Earnings Account and the Employment Contributions Account subject to the six-month delay provided in the Amended and Restated Executive Retirement Agreement. As the Executive Chairman’s retirement payment will no longer be settled with a fixed number of shares of GEO’s common stock (as discussed below under the prior agreement), $3,600,000 has been reclassified from equity to other non-current liabilities in 2021. The balance of the Amended and Restated Executive Retirement Agreement was approximately $7 million at December 31, 2022 which is fully funded. The following table presents the balance due to the Executive Chairman at the end of each the next five years under the Amended and Restated Executive Retirement Agreement provided that the Executive Chairman is still providing services to GEO under his Executive Chairman Employment Agreement:

Fiscal Year	Retirement Obligation
(In thousands)
12/31/2023	$9,557
12/31/2024	$12,617
12/31/2025	$16,336
12/31/2026	$20,856
12/31/2027	$26,351

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

Summarized financial information is provided for The GEO Group, Inc. (“Parent”) and the Subsidiary Guarantors on a combined basis in accordance with SEC Regulation S-X Rules 3-10 and 13-01. The accounting policies used in the preparation of this summarized financial information are consistent with those elsewhere in the consolidated financial statements of the Company, except that intercompany transactions and balances of the Parent and Subsidiary Guarantor entities with non-guarantor entities have not been eliminated. Intercompany transactions between the Parent and Subsidiary Guarantors have been eliminated and equity in earnings from and investments in non-guarantor subsidiaries have not been presented.

Summarized statement of operations (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net operating revenues	$2,176,556	$2,032,884
Income from operations	378,691	267,413
Net income	139,570	45,312
Net income attributable to The GEO Group, Inc.	139,570	45,312

Summarized balance sheets (in thousands):

	December 31, 2022	December 31, 2021
Current assets	$492,080	$707,457
Noncurrent assets (a)	3,059,195	3,115,622
Current liabilities	370,177	314,233
Noncurrent liabilities (b)	2,163,004	2,820,252
(a)
Includes amounts due from non-guarantor subsidiaries of $32.6 million and $22.5 million as of December 31, 2022 and 2021, respectively.
(b)
Includes amounts due to non-guarantor subsidiaries of $8.9 million and $14.8 million as of December 31, 2022 and 2021, respectively.

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

Cash Flow

Cash, cash equivalents, restricted cash and cash equivalents as of December 31, 2022 was $143.8 million, compared to $548.3 million as of December 31, 2021 and was impacted by the following:

Net cash provided by operating activities in 2022 and 2021 was $296.4 million and $282.6 million, respectively. Net cash provided by operating activities in 2022 was positively impacted by non-cash expenses such as depreciation and amortization, deferred tax provision (benefit), amortization of debt issuance costs, discount and/or premium and other non-cash interest, stock-based compensation expense, gain on sale/disposal of property and equipment, loss on extinguishment of debt and dividends received from our unconsolidated joint venture. Equity in earnings of affiliates negatively impacted cash along with a net gain on disposition of assets. Changes in accounts receivable, prepaid expenses and other assets increased in total by a net of $53.0 million, representing a negative impact on cash. The increase was primarily driven by the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $21.8 million which positively impacted cash. The decrease was primarily due to the timing of payments.

Net cash provided by operating activities in 2021 was positively impacted by non-cash expenses such as depreciation and amortization, deferred tax provision, amortization of debt issuance costs, discount and/or premium and other non-cash interest, stock-based compensation expense, loss on sale/disposal of property and equipment and dividends received from our unconsolidated joint venture. Equity in earnings of affiliates negatively impacted cash along with gain on extinguishment of debt and net gain on disposition of assets. Changes in accounts receivable, prepaid expenses and other assets decreased in total by a net of $9.5 million, representing a positive impact on cash. The decrease was primarily driven by the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities decreased by $58.1 million which negatively impacted cash. The decrease was primarily due to the timing of payments.

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

Net provided by investing activities of $3.0 million in 2022 was primarily the result of capital expenditures of $90.0 million and changes in restricted investments of $8.4 million, offset by proceeds from sale of real estate and other assets of $101.4 million. Net cash used in investing activities of $53.7 million in 2021 was primarily the result of capital expenditures of $69.4 million and changes in restricted investments of $18.7 million, offset by proceeds from sale of real estate and other assets of $21.2 million, proceeds from the sale of property and equipment of $4.1 million and payments received on note receivable of $8.0 million.

Net cash used in financing activities in 2022 reflects payments of $680.9 million on long term debt offset by $30.0 million of proceeds from long term debt and payments on non-recourse debt of $5.7 million. We also paid $41.5 million of debt issuance costs in connection with our exchange offering. Refer to Note 12 - Debt included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Inflation

We believe that inflation, in general, did have a negative impact but did not have a material effect on our results of operations during 2022 and 2021. While some of our contracts include provisions for inflationary indexing, inflation could have a substantial adverse effect on our results of operations in the future to the extent that wages and salaries, which represent our largest recurring/fixed expense, increase at a faster rate than the per diem or fixed rates received by us for our management services.

Non-GAAP Measures

Adjusted Funds from Operations ("AFFO") is defined as net income attributable to GEO adjusted by adding depreciation and amortization, stock-based compensation expense, the amortization of debt issuance costs, discount and/or premium and other non-cash interest, and by subtracting gain on asset divestitures, net, and facility maintenance capital expenditures and other non-cash revenue and expenses. From time to time, AFFO is also adjusted for certain items which by their nature are not comparable from period to period or that tend to obscure GEO’s actual operating performance, including for the periods presented gain (loss) on extinguishment of debt, pre-tax, transaction related expenses, pre-tax, one-time employee restructuring expenses, pre-tax, close-out expenses, pre-tax, start up expenses, pre-tax, change in tax structure to C Corp and tax effect of adjustments to net income attributable to GEO.

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

Our reconciliation of net income attributable to GEO to AFFO for the years ended December 31, 2022 and 2021, respectively, is as follows (in thousands):

	December 31, 2022	December 31, 2021
Net income attributable to GEO	$171,813	$77,418
Add (Subtract):
Depreciation and amortization	132,925	135,177
Facility maintenance capital expenditures	(21,817)	(11,313)
Stock-based compensation expense	16,204	19,199
Other non-cash revenue & expenses	—	(4,408)
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	9,004	7,498
Gain on asset divestitures, net	(32,332)	(3,722)
Other Adjustments
Add (Subtract):
Loss (gain) on extinguishment of debt, pre-tax	37,895	(4,693)
Start-up expenses, pre-tax	—	1,723
Transaction related expenses, pre-tax	1,322	8,118
One-time employee restructuring expenses, pre-tax	—	7,459
Change in tax structure to C Corp	—	70,813
Close-out expenses, pre-tax	—	1,475
Tax effect of adjustments to net income attributable to GEO *	(7,032)	(26)
Adjusted Funds from Operations	$307,982	$304,718

* Tax adjustments relate to gain asset divestitures, loss (gain) on debt extinguishment, start-up expenses, transaction related expenses, one-time employee restructuring expenses, close-out expenses and change in tax structure to C Corp.

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

On January 26, 2021, President Biden signed an executive order directing the United States Attorney General not to renew DOJ contracts with privately operated criminal detention facilities, as consistent with applicable law. Two agencies of the DOJ, the BOP and the USMS, utilize GEO’s support services. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts. As of December 31, 2022, GEO has three company-owned/company-leased facilities under direct contracts with USMS, which have current contract option periods that expire between February 28, 2023 and September 30, 2023. These facilities combined represented approximately 6% of our revenues for the year ended December 31, 2022. As of December 31, 2022, we no longer have any contracts with the BOP for secure correctional facilities.

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

California enacted legislation that became effective on January 1, 2020 aimed at phasing out public-private partnership contracts for the operation of secure correctional facilities and detention facilities within California and facilities outside of the State of California housing State of California inmates. Currently, we have four public-private partnership contracts in place with ICE relating to secure services facilities located in California. These facilities/annexes generated approximately $173 million in combined annual revenues during the year ended December 31, 2022, and their contracts do not expire until December of 2034. GEO and the DOJ have filed separate legal actions challenging the constitutionality of the attempted ban on new federal contracts entered into after the effective date of the California law. On October 5, 2021, the Ninth Circuit Court of Appeals reversed a prior U.S. District Court decision dismissing the requests by GEO and the United States for declaratory and injunctive relief and ruled that AB32 conflicts with federal law in violation of the Supremacy Clause of the U.S. Constitution and discriminates against the federal government in violation of the intergovernmental immunity doctrine. On April 26, 2022, the Ninth Circuit granted California’s petition for an en banc hearing and vacated the previous panel’s opinion. En banc arguments took place the week of June 21, 2022, in Pasadena, California. On September 26, 2022, in an 8-3 decision, the En Banc court vacated the prior decision denying the requests by GEO and the United States for declaratory and injunctive relief barring application of the California law to federal immigration processing centers. The Ninth Circuit Court of Appeals, En Banc, ruled that AB-32 would give California a virtual power of review over detention decisions made by ICE in violation of the Supremacy Clause. The court held that whether analyzed under intergovernmental immunity or preemption, California cannot exert such control over the federal government’s detention operations. The case is remanded to the U.S. District Court for further proceedings, consistent with the court’s ruling. Refer to Note 17- Commitments, Contingencies and Other Matters of the Notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Recently the State of Washington approved a similar measure, EHB 1090, banning the use of public-private partnership contracts for the operation of detention facilities in the state, that GEO is also challenging in federal court. GEO’s contract for the company-owned 1,575-bed Northwest ICE Processing Center in Washington has a renewal option period that expires in 2025. The facility generated approximately $66 million in annualized revenues for GEO during the year ended December 31, 2022.

Effective April 6, 2022, Delaware County, Pennsylvania took over management of the managed-only George W. Hill Correctional

Facility. The George W. Hill Correctional Facility generated approximately $47 million in annualized revenue for GEO during the year ended December 31, 2021.

Internationally, we are exploring opportunities in our current markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk. We are pleased to have been awarded a ten-year contract renewal for the continued delivery of secure transportation under our GEOAmey joint venture in the United Kingdom. With respect to our Dungavel House Immigration Removal Centre in the United Kingdom, we were unfortunately unsuccessful in the competitive rebid process and transitioned the management contract in October 2021. In January 2023, our Australian subsidiary, GEO Australia, had entered into a contract with the Department of Justice and Community Safety in the State of Victoria for the delivery of primary health services across thirteen public prisons. The contract will commence on July 1, 2023 and is expected to generate approximately $33 million in incremental annualized revenue for GEO.

With respect to our reentry services, electronic monitoring services, and community-based services business, we are currently pursuing a number of business development opportunities. Related to opportunities for community-based reentry services, we are working with our existing federal, state, and local clients to leverage new opportunities for both residential reentry facilities as well as non-residential day reporting centers. However, in light of the uncertainty surrounding the COVID-19 pandemic, we may not be successful. With respect to the Department of Homeland's Intensive Supervision and Appearance Program ("ISAP"), the number of participants steadily increased throughout 2022, however, since the beginning of 2023, there has been a decline in ISAP participants as a result of recent changes in immigration and budgetary pressures. There are no assurances that there will not be a further decline in ISAP participants in 2023 and beyond. We continue to expend resources on informing federal, state and local governments about the benefits of public-private partnerships, and we anticipate that there will be new opportunities in the future as those efforts continue to yield results. We believe we are well positioned to capitalize on any suitable opportunities that become available in this area.

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related costs represented approximately 63% and 65% of our operating expenses in 2022 and 2021, respectively. Additional significant operating expenses include food, utilities and inmate medical costs. In 2022 and 2021, operating expenses totaled approximately 70% and 72% of our consolidated revenues, respectively. Our operating expenses as a percentage of revenue in 2023 will be impacted by the opening of any new or existing facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2023, we will incur carrying costs for facilities that were vacant in 2022.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. In 2022 and 2021, general and administrative expenses totaled approximately 8% and 9%, respectively, of our consolidated revenues. We expect general and administrative expenses as a percentage of revenue in 2023 to remain consistent or decrease as a result of cost savings initiatives.

Idle Facilities

In our Secure Services segment, we are currently marketing 10,922 vacant beds with a net book value of approximately $306 million at seven of our idle facilities to potential customers. In our Reentry Services segment, we are currently marketing 2,139 vacant beds with a net book value of approximately $43 million at four of our idle facilities to potential customers. The combined annual carrying cost of these idle facilities in 2022 is estimated to be $32.8 million, including depreciation expense of $16.5 million. With the exception of a contract pending due diligence for one of our reentry facilities, we currently do not have any firm commitments or agreements in place to activate these facilities but have ongoing contact with several potential customers. Historically, some facilities have been idle for multiple years before they received a new contract award. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if the eleven idle facilities in our Secure Services and Reentry Services segments were to be activated using our Secure Services and Reentry Services average per diem rate in 2022 (calculated as revenue divided by the number of mandays) and based on the average occupancy rate in our facilities for 2022, we would expect to receive annual incremental revenue of approximately $360 million and an increase in annual earnings per share of approximately $.35 to $.40 per share based on our average operating margin. Refer to discussion in Item I, Part I – Business under Executive Order and Contract Developments above for discussion of recent developments.

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
•
because portions of our senior indebtedness have floating interest rates, an increase in interest rates would adversely affect cash flows;
•
we depend on distributions from our subsidiaries to make payments on our indebtedness and these distributions may not be made;
•
we may not be able to satisfy our repurchase obligations in the event of a change of control because the terms of our indebtedness or lack of funds may prevent us from doing so;
•
the conditional exchange feature of the 6.5% Exchangeable Senior Notes, if triggered, may adversely affect our financial condition;
•
the second lien notes and the related guarantees are effectively subordinated to our and our subsidiary guarantors' current senior secured indebtedness and structurally subordinated to the indebtedness of our subsidiaries that do not guarantee the second lien notes;
•
it may be difficult to realize the value of the collateral securing the second lien notes and related guarantees;

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
•
our ability to identify suitable acquisitions or dispositions, and to successfully complete such acquistitons or dispositions;
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
•
failure to comply with anti-bribery and anti-corruption laws could subject us to penalties and other adverse consequences; and
•
other factors contained in our filings with the SEC, including, but not limited to, those detailed in this Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed with the SEC.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our senior credit facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding as of December 31, 2022 under the Exchange Credit Agreement of $1,113.2 million, for every one percent increase in the interest rate applicable to the Exchange Credit Agreement, our total annual interest expense would increase by approximately $11.0 million.

We have entered into certain interest rate swap arrangements for hedging purposes, fixing the interest rate on certain of our variable rate debt. The difference between the floating rate and the swap rate on these instruments is recognized in interest expense within the respective entity. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point change in the current interest rate would not have a material impact on our financial condition or results of operations.

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

Foreign Currency Exchange Rate Risk

We are exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. Dollar, the Australian Dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of December 31, 2022 with respect to our international operations, every 10 percent change in historical currency rates would have a $7.1 million effect on our financial position and a $1.6 million impact on our results of operations over the next fiscal year.

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

The consolidated financial statements have been audited by Grant Thornton LLP, independent registered public accountants, whose appointment by our Audit and Finance Committee was ratified by our shareholders. Their report, which is included in this Form 10-K, expresses an opinion as to whether management’s consolidated financial statements present fairly in all material respects, the Company's financial position, results of operations and cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. The effectiveness of our internal control over financial reporting as of December 31, 2022 has also been audited by Grant Thornton LLP, independent registered public accountants, as stated in their report which is included in this Form 10-K. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The Audit and Finance Committee of the Board of Directors meets periodically with representatives of management, the independent registered public accountants and our internal auditors to review matters relating to financial reporting, internal accounting controls and auditing. Both the internal auditors and the independent registered public accountants have unrestricted access to the Audit and Finance Committee to discuss the results of their examinations.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making its assessment of internal control over financial reporting, management used the criteria set forth in the Internal Control - Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (the "2013 Internal Control - Integrated Framework").

The Company evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, its internal control over financial reporting as of December 31, 2022, based on the 2013 Internal Control — Integrated Framework. Based on this evaluation, the Company’s management concluded that as of December 31, 2022, its internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The GEO Group, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of The GEO Group, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 27, 2023 expressed an unqualified opinion on those financial statements.

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

February 27, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The GEO Group, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of The GEO Group, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule included under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2023 expressed an unqualified opinion.

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

Self-Insurance reserves and related expenses

As described further in Note 1 to the consolidated financial statements, the Company self-insures, up to certain policy-specified limits, certain risks related to general and workers’ compensation liability costs. The estimated cost of claims under these self-insurance programs is estimated and accrued as the claims are incurred (although actual settlement of the claims may not be made until future periods) and may subsequently be revised based on developments relating to such claims. We identified self-insurance reserves and related expenses (“self-insurance”) as a critical audit matter, specifically the reserves and related expenses related to the Company’s estimate for incurred but not reported claims.

The principal considerations for our determination that self-insurance reserves and related expenses for claims that have been reported but not paid and claims incurred but not reported is a critical audit matter are that the accrual for self-insurance has higher risk of estimation uncertainty due to the loss development factors, including the frequency and severity of claims, and inherent assumptions in actuarial methods used in determining the required reserves. The estimation uncertainty and complexity of the actuarial methods utilized involved especially subjective auditor judgment and an increased extent of effort, including the need to involve an auditor-engaged actuarial specialist.

Our audit procedures related to the self-insurance reserves included the following, among others:

•
We obtained an understanding, evaluated the design and tested the operating effectiveness of key internal controls over financial reporting relating to self-insurance, including, but not limited to controls that (i) validate that claims were reported and submitted accurately and timely, (ii) validate that internal claims data was reconciled to claims data maintained by the third-party administrator and submitted to the Company’s actuary and (iii) validate management’s process and review of the third-party actuary report, including, but not limited to controls over management’s review of the relevance, adequacy and appropriateness of the data, assumptions, valuation methods, and mathematical accuracy used to determine the required reserves as of the reporting date.
•
We utilized an auditor-engaged actuarial specialist in evaluating management’s methods and assumptions.
•
We performed analytics that include a review of prior projections to current actual results to evaluate the reasonableness of changes in estimated ultimate losses.
•
We reconciled claims data maintained by the third-party administrator to the claims data submitted to the Company’s actuary used in the development of the loss triangles and selecting loss development factors.
•
We selected a sample of underlying claims and reviewed the information utilized by management such as insurance claims and legal records to (i) test management’s estimation process to determine if the reserve was reasonable and (ii) test the accuracy of the significant claim data attributes.

Evaluation of idle facilities for impairment

The Company has property and equipment, net of approximately $2 billion as of December 31, 2022. As described further in Note 1 to the consolidated financial statements, the Company has approximately $349 million related to eleven idle facilities. The Company tests idle facilities for impairment upon notification that the facilities will no longer be utilized by the customer. In addition, the Company performs an impairment analysis for each of the idle facilities. The estimates of recoverability are based on projected undiscounted cash flows associated with actual marketing efforts, and in some instances, third-party appraisals or, in other instances, projected undiscounted cash flows that are comparable to historical cash flows from management contracts at similar facilities and sensitivity analyses that consider reductions to such cash flows. When the estimated undiscounted cash flows associated with the asset are less than their carrying value, an impairment is recognized as the difference between the carrying value of the asset and its fair value. We identified management’s evaluation of the selected idle facilities for impairment as a critical audit matter.

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

Our audit procedures related to management’s evaluation of idle facilities for impairment included the following, among others:

•
We obtained an understanding, evaluated the design and tested the operating effectiveness of key internal controls over financial reporting relating to management’s evaluation of idle facilities for impairment, including controls over management’s review of the key inputs into the projected undiscounted cash flows, including management’s review of evidence supporting projected utilization of idle facilities and the assumptions utilized in the estimated cash flows.
•
For a selection of facilities, we evaluated the reasonableness of management’s projected undiscounted cash flow by evaluating evidence to support the projected utilization of the facilities, including actual marketing efforts, comparing the projections to historical cash flows from management contracts at similar facilities, and in certain instances evaluating third-party appraisals. In instances where a third-party appraisal was utilized, we had our internal valuation specialist review the model used and underlying assumptions for reasonableness.
•
We performed a retrospective review of the Company’s historical experience in securing new facility management contracts to utilize facilities that had been previously idled for periods comparable to or in excess of the periods the Company's currently idle facilities have been idle, including assessing the recoverability of the net book value of the previously idled facilities.

Fair value of the borrowings under the exchange credit facility

As described further in Notes 10 and 12 to the consolidated financial statements, on August 19, 2022, the Company completed an exchange offer to exchange certain of its outstanding 5.125% Senior Notes due 2023, 5.875% Senior Notes due 2024, 6.000% Senior Notes due 2026 and certain revolving credit loans and term loans under its senior secured credit facility into newly issued Senior Second Lien Secured Notes and a new credit facility. As of that date, the new notes were valued using the Black-Derman-Toy ("BDT") lattice model. Management utilized a third-party valuation firm to assist with the estimation of the fair values on the date of issuance for the borrowings under the exchange credit facility using a BDT lattice model.

Fair value, for which quoted prices by independent sources are not available or appropriate, are generally based on valuation techniques, such as the income and market approach, that require inputs that are significant to the overall fair value measurement and are unobservable. The BDT model is a single factor, stochastic, no arbitrage model that incorporates the issuer's option to prepay a debt instrument if optimal, which occurs when interest rates decline such that the holding value of the instrument exceeds the prepayment price. The significant assumptions used in the BDT model disclosed by Management include, among others, the Secured Overnight Financing Rate ("SOFR") forward rates, the risk-free rate curve based on U.S. Treasury rates, the yield volatility and the credit spreads of the new debt instruments. Changes in these assumptions could have an impact on the determination of fair value. As such, we identified fair value of the borrowings under the exchange credit facility measured using significant unobservable inputs and assumptions as a critical audit matter on the date of the exchange which occurred on August 19, 2022.

The principal considerations for our determination that fair value of the borrowings under the exchange credit facility measured using significant unobservable inputs is a critical audit matter are the significant management judgments used in developing complex valuation techniques and inherent estimation uncertainty. Auditing these investments requires a high degree of auditor judgment and subjectivity, in addition to the use of valuation professionals with specialized skills and knowledge, to evaluate the reasonableness of unobservable inputs and assumptions.

Our audit procedures related to management’s fair value measurement of the borrowings under the exchange credit facility included the following, among others:

•
We obtained an understanding, evaluated the design and tested the operating effectiveness of key internal controls over financial reporting relating to management’s process and review of the fair value of the borrowings under the exchange credit facility, including, but not limited to controls over management’s review of the relevance, adequacy and appropriateness of the data, assumptions, valuation methods, and mathematical accuracy used to determine the fair value of the borrowings under the exchange credit facility as of the reporting date.
•
With the assistance of internal valuation specialists, we performed audit procedures to:
▪
Determine mathematical accuracy and to determine that the data, valuation methods and significant unobservable inputs and assumptions used to determine the fair value of the borrowing under the exchange credit facility as of the transaction date were reasonable.
▪
We evaluated the appropriateness of the use of the BDT lattice model methodology and tested certain key inputs and assumptions, including the following:
•
the Secured Overnight Financing Rate (“SOFR”) forward rates
•
the risk-risk free rate curves
•
the yield volatility
•
the credit spread
▪
Developed an independent estimate of fair value.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

Miami, Florida

February 27, 2023

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
	(In thousands, except per share data)
Revenues	$2,376,727	$2,256,612	$2,350,098
Operating Expenses (excluding depreciation and amortization)	1,663,728	1,629,046	1,771,495
Depreciation and Amortization	132,925	135,177	134,680
General and Administrative Expenses	196,972	204,306	193,372
Goodwill Impairment Charge	—	—	21,146
Operating Income	383,102	288,083	229,405
Interest Income	16,831	24,007	23,072
Interest Expense	(164,550)	(129,460)	(126,837)
(Loss) gain on Extinguishment of Debt	(37,895)	4,693	5,319
Net gain (loss) on dispositions of assets	32,332	5,499	(6,831)
Income Before Income Taxes and Equity in Earnings of Affiliates	229,820	192,822	124,128
Provision for Income Taxes	62,899	122,730	20,463
Equity in Earnings of Affiliates, net of income tax provision of $740, $1,035 and $1,784	4,771	7,141	9,166
Net Income	171,692	77,233	112,831
Loss Attributable to Noncontrolling Interests	121	185	201
Net Income Attributable to The GEO Group, Inc.	$171,813	$77,418	$113,032
Weighted Average Common Shares Outstanding:
Basic	121,040	120,384	119,719
Diluted	122,281	120,732	119,991
Income per Common Share Attributable to The GEO Group, Inc.:
Basic:
Net income per share — basic	$1.18	$0.59	$0.94
Diluted:
Net income per share — diluted	$1.17	$0.58	$0.94
Dividends declared per share	$—	$0.25	$1.78

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
	(In thousands)
Net Income	$171,692	$77,233	$112,831
Other comprehensive income (loss):
Change in marketable securities, net of income tax provision (benefit) of $(255), $2 and $0	$(960)	$7	$—
Foreign currency translation adjustments	(7,548)	(3,244)	3,070
Pension liability adjustment, net of income tax provision (benefit) of $1,500, $902 and $(554), respectively	5,642	3,392	(2,085)
Change in fair value of derivative instrument classified as cash flow hedge, net of income tax provision (benefit) of $1,640, $592 and $(871), respectively	6,169	2,228	(3,276)
Total other comprehensive income (loss), net of tax	3,303	2,383	(2,291)
Total comprehensive income	174,995	79,616	110,540
Comprehensive loss attributable to noncontrolling interests	115	175	238
Comprehensive income attributable to The GEO Group, Inc.	$175,110	$79,791	$110,778

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021

	2022	2021
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$95,073	$506,491
Restricted cash and investments	—	20,161
Accounts receivable, less allowance for doubtful accounts of $809 and $1,155, respectively	416,399	365,573
Contract receivable, current portion	—	6,507
Prepaid expenses and other current assets	43,536	45,176
Total current assets	555,008	943,908
Restricted Cash and Investments	111,691	76,158
Property and Equipment, Net	2,002,021	2,037,845
Contract Receivable	—	367,071
Operating Lease Right-of-Use Assets, Net	90,950	112,187
Assets Held for Sale	480	7,877
Deferred Income Tax Assets	8,005	—
Goodwill	755,199	755,225
Intangible Assets, Net	147,688	166,124
Other Non-Current Assets	89,341	71,013
Total Assets	$3,760,383	$4,537,408
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$79,312	$64,073
Accrued payroll and related taxes	53,225	67,210
Accrued expenses and other current liabilities	237,369	200,712
Operating lease liabilities, current portion	22,584	28,279
Current portion of finance lease liabilities, long-term debt and non-recourse debt	44,722	18,568
Total current liabilities	437,212	378,842
Deferred Income Tax Liabilities	75,849	80,768
Other Non-Current Liabilities	74,008	87,073
Operating Lease Liabilities	73,801	89,917
Finance Lease Obligations	1,280	1,977
Long-Term Debt	1,933,145	2,625,959
Non-Recourse Debt	—	297,856
Commitments and Contingencies (Note 17)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 187,500,000 shares authorized, 128,912,410 and 127,323,762 issued and 124,060,038 and 122,471,390 outstanding, respectively	1,289	1,273
Additional paid-in capital	1,291,363	1,276,213
Distributions in excess of earnings	(4,236)	(175,960)
Accumulated other comprehensive loss	(16,919)	(20,216)
Treasury stock, 4,852,372 shares, at cost	(105,099)	(105,099)
Total shareholders’ equity attributable to The GEO Group, Inc.	1,166,398	976,211
Noncontrolling interests	(1,310)	(1,195)
Total shareholders’ equity	1,165,088	975,016
Total Liabilities and Shareholders’ Equity	$3,760,383	$4,537,408

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
	(In thousands)
Cash Flow from Operating Activities:
Net Income	$171,692	$77,233	$112,831
Net loss attributable to noncontrolling interests	121	185	201
Net income attributable to The GEO Group, Inc.	171,813	77,418	113,032
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	132,925	135,177	134,680
Deferred tax provision (benefit)	(13,126)	86,380	11,221
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	9,004	7,498	6,892
Goodwill impairment charge	—	—	21,146
Stock-based compensation	16,204	19,199	23,896
(Gain) loss on extinguishment of debt	37,895	(4,693)	(5,319)
Provision for doubtful accounts	258	—	263
Equity in earnings of affiliates, net of tax	(4,771)	(7,141)	(9,166)
(Gain) loss on sale/disposal of property and equipment	(114)	8,447	1,720
Net (gain) loss on disposition of assets	(32,332)	(5,499)	6,831
Dividends received from unconsolidated joint ventures	4,486	8,263	5,934
Changes in assets and liabilities, net of acquisition:
Changes in accounts receivable, prepaid expenses and other assets	(52,980)	9,466	68,181
Changes in contract receivable	5,305	6,231	5,156
Changes in accounts payable, accrued expenses and other liabilities	21,845	(58,111)	57,266
Net cash provided by operating activities	296,412	282,635	441,733
Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	—	4,130	140
Insurance proceeds - damaged property	—	1,027	9,497
Proceeds from sale of real estate and other assets	101,419	21,239	2,406
Payment received on note receivable	—	8,000	—
Change in restricted investments	(8,433)	(18,739)	(7,417)
Capital expenditures	(90,026)	(69,394)	(108,800)
Net cash provided by (used in) investing activities	2,960	(53,737)	(104,174)
Cash Flow from Financing Activities:
Payments on long-term debt	(680,850)	(360,296)	(816,191)
Proceeds from long term debt	30,000	435,000	960,579
Payments on non-recourse debt	(5,676)	(21,575)	(13,805)
Taxes paid related to net share settlements of equity awards	(1,302)	(2,090)	(2,789)
Debt issuance costs	(41,536)	(9,587)	—
Payments for purchase of treasury shares	—	—	(9,009)
Proceeds from stock options exercised	66	15	—
Proceeds from issuance of common stock in connection with ESPP	198	282	616
Dividends paid	—	(30,486)	(216,145)
Net cash provided by (used in) financing activities	(699,100)	11,263	(96,744)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(4,751)	(3,692)	3,566
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(404,479)	236,469	244,381
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	548,322	311,853	67,472
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$143,843	$548,322	$311,853
Supplemental Disclosures
Cash paid during the year for:
Income taxes	$44,612	$49,483	$5,358
Interest	$103,752	$122,162	$113,304
Non-cash investing and financing activities:
Assets obtained from finance lease liabilities	$—	$1,198	$2,260
Principal Exchanges of Debt	$1,620,318	$—	$—
Debt Issuance Costs in Accrued Expenses	$11,245	$—	$—
Conversion of pension liability to shares of common stock	$—	$—	$8,925
Conversion of shares of common stock to pension liability	$—	$3,600	$—
Right-of-use assets obtained from operating lease liabilities (subsequent to initial adoption)	$11,697	$10,786	$23,940
Capital expenditures in accounts payable and accrued expenses	$6,127	$7,340	$1,445

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2022, 2021 and 2020

	GEO Group Inc. Shareholders
	Common Stock			(Distributions in Excess of	Accumulated	Treasury Stock
	Number of Shares	Amount	Additional Paid-In Capital	Earnings)/Earnings in Excess of Distributions	Other Comprehensive Income (Loss)	Number of Shares	Amount	Noncontrolling Interest	Total Shareholders’ Equity
	(In thousands)
Balance, January 1, 2020	121,225	$1,254	$1,230,865	$(119,779)	$(20,335)	4,210	$(95,175)	$(782)	$996,048
Proceeds from stock options exercised	0	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	23,896	—	—	—	—	—	23,896
Shares withheld for net settlements of share-based awards [1]	(174)	(1)	(2,788)	—	—	—	—	—	(2,789)
Restricted stock granted	900	9	(9)	—	—	—	—	—	—
Restricted stock canceled	(58)	—	—	—	—	—	—	—	—
Dividends - paid	—	—	—	(216,145)	—	—	—	—	(216,145)
Other adjustments to Additional Paid-In-Capital [2]	—	—	9,687	—	—	—	—	—	9,687
Purchase of treasury shares	(625)	—	—	—	—	625	(9,771)	—	(9,771)
Issuance of common stock (ESPP)	50	—	616	—	—	—	—	—	616
Net income (loss)	—	—	—	113,032	—	—	—	(201)	112,831
Other comprehensive income	—	—	—	—	(2,254)	—	—	(37)	(2,291)
Balance, December 31, 2020	121,318	$1,262	$1,262,267	$(222,892)	$(22,589)	4,835	$(104,946)	$(1,020)	$912,082
Proceeds from stock options exercised	2	—	15	—	—	—	—	—	15
Stock based compensation expense	—	—	19,199	—	—	—	—	—	19,199
Shares withheld for net settlements of share-based awards [1]	(268)	(3)	(2,087)	—	—	—	—	—	(2,090)
Restricted stock granted	1,551	16	(16)	—	—	—	—	—	—
Restricted stock canceled	(157)	(2)	—	—	—	—	—	—	(2)
Dividends paid	—	—	—	(30,486)	—	—	—	—	(30,486)
Issuance of common stock (ESPP)	43	—	282	—	—	—	—	—	282
Purchase of treasury shares	(17)	—	—	—	—	17	(153)	—	(153)
Other adjustments to Additional Paid-In-Capital [2]	—	—	(3,447)	—	—	—	—	—	(3,447)
Net income (loss)	—	—	—	77,418	—	—	—	(185)	77,233
Other comprehensive income (loss)	—	—	—	—	2,373	—	—	10	2,383
Balance, December 31, 2021	122,472	$1,273	$1,276,213	$(175,960)	$(20,216)	4,852	$(105,099)	$(1,195)	$975,016
Proceeds from stock options exercised	9	—	66	—	—	—	—	—	66
Stock based compensation expense	—	—	16,204	—	—	—	—	—	16,204
Shares withheld for net settlements of share-based awards [1]	(229)	(2)	(1,300)	—	—	—	—	—	(1,302)
Restricted stock granted	1,836	18	(18)	—	—	—	—	—	—
Restricted stock canceled	(53)	—	—	—	—	—	—	—	—
Other adjustment	—	—	—	(89)	—	—	—	—	(89)
Purchase of treasury shares	—	—	—	—	—	—	—	—	—
Issuance of common stock (ESPP)	26	—	198	—	—	—	—	—	198
Net income (loss)	—	—	—	171,813	—	—	—	(121)	171,692
Other comprehensive income (loss)	—	—	—	—	3,297	—	—	6	3,303
Balance, December 31, 2022	124,061	$1,289	$1,291,363	$(4,236)	$(16,919)	4,852	$(105,099)	$(1,310)	$1,165,088
[1] During the years ended December 31, 2022, 2021 and 2020, the Company withheld shares through net share settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees.

[2] Represents reclassifications between equity and other non-current liabilities in connection with an Amended and Restated Executive Retirement Agreement with the Company's former CEO. The former CEO's retirement payment will no longer be settled with a fixed number of shares but will instead be paid in cash. Refer to Note 14 – Benefit Plans for further information.

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022, 2021 and 2020

1.
Summary of Business Organization, Operations and Significant Accounting Policies

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) specializes in the ownership, leasing and management of secure facilities, processing centers and reentry centers in the United States, Australia, South Africa and the United Kingdom. The Company owns, leases and operates a broad range of facilities including maximum, medium and minimum-security facilities, processing centers, as well as community-based reentry facilities and offers an expanded delivery of rehabilitation services under its 'GEO Continuum of Care' platform. The 'GEO Continuum of Care' platform integrates enhanced rehabilitative programs, which are evidence-based and include cognitive behavioral treatment and post-release services and provides academic and vocational classes in life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through its joint venture GEOAmey PECS Ltd. (“GEOAmey”). As of December 31, 2022, GEO's worldwide operations included the ownership and/or management of approximately 82,000 beds at 102 secure and community services facilities, including idle facilities and projects under development, and also includes the provision of reentry and electronic monitoring and supervision services for more than 500,000 offenders and pretrial defendants, including more than 195,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

As a result of GEO’s Board announcing the change in corporate structure to a taxable C Corporation in fiscal year 2021, the Company incurred a one-time, non-cash deferred tax charge of approximately $70.8 million during the fourth quarter of 2021. GEO also incurred approximately $29.3 million in incremental income tax expense in the fourth quarter of 2021 due to the resulting higher corporate tax rate for 2021, including a catch-up tax expense of approximately $16.8 million in connection with the first three quarters of 2021.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The significant accounting policies of the Company are described below.

Risks and uncertainties

Executive Order

On January 26, 2021, President Biden signed an executive order directing the United States Attorney General not to renew Department of Justice (“DOJ”) contracts with privately operated criminal detention facilities, as consistent with applicable law. Two agencies of the DOJ, the Federal Bureau of Prisons (“BOP”) and the U.S. Marshals Service (“USMS”), utilize GEO’s support services. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts. As of December 31, 2022, GEO has three company-owned/company leased facilities under direct contracts with USMS, which have current contract option periods that expire between February 28, 2023 and September 30, 2023. As of December 31, 2022, the Company no longer has any contracts with the BOP for secure correctional facilities.

COVID-19

The Company has been and is currently closely monitoring the impact of the COVID-19 pandemic and the efficacy and distribution of COVID-19 vaccines on all aspects of our business and geographies, including how it will impact those entrusted in our care and governmental partners. The Company is unable to predict the overall future impact that the COVID-19 pandemic may have on our financial condition, results of operations and cash flows due to numerous uncertainties.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include reserves for self-insured retention related to general liability and workers’ compensation insurance, projected cash flows used to evaluate asset impairment, pension assumptions, useful lives of its property, equipment and intangible assets. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are reasonable when considered in conjunction with the consolidated financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

Dividends

As discussed above, on December 2, 2021, GEO’s Board unanimously approved a plan to terminate the Company's REIT status and become a taxable C Corporation, effective for the year ended December 31, 2021. In connection with terminating the Company’s REIT status, the Board also voted unanimously to discontinue the Company's quarterly dividend.

Cash and Cash Equivalents

Cash and cash equivalents include all interest-bearing deposits or investments with original maturities of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States, Australia, South Africa and the United Kingdom. As of December 31, 2022 and 2021, the Company had $19.7 million and $33.0 million in cash and cash equivalents held by its international subsidiaries, respectively.

Concentration of Credit Risk

The Company maintains deposits of cash in excess of federally insured limits with certain financial institutions and accordingly the Company is subject to credit risk. Other than cash, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable, investments in marketable securities, long-term debt and financial instruments used in hedging activities. The Company’s cash management and investment policies restrict investments to low-risk, highly liquid securities, and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals.

Accounts Receivable

Accounts receivable consists primarily of trade accounts receivable due from federal, state, local and international government agencies for operating and managing secure facilities, providing community-based services, providing electronic monitoring and supervision services, providing construction and design services and providing residential and transportation services. The Company generates receivables with its governmental clients and with other parties in the normal course of business as a result of billing and receiving payment. The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company also performs ongoing credit evaluations for some of its customers’ financial conditions and generally does not require collateral. Generally, the Company receives payment for these services thirty to sixty days in arrears. However, certain of the Company’s accounts receivable are paid by customers after the completion of their program year and therefore can be aged in excess of one year. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. Actual write-offs are charged against the allowance when collection efforts have been unsuccessful. As of December 31, 2022 and 2021, the Company's trade receivables that were considered to be long-term were not significant.

Contract Receivable

The Company's Australian subsidiary had recorded a contract receivable in connection with the construction of a 1,300-bed detention facility in Ravenhall, Australia for the State of Victoria. The contract receivable represented costs incurred and estimated earnings in excess of billings and was recorded at net present value based on the timing of expected future settlement. On September 20, 2022, the Company sold its equity investment interest in the Ravenhall project and, as a result, the Contract Receivable was transferred to the buyer and is no longer an asset of the Company. Refer to Note 6 - Contract Receivable and Note 17 - Commitments, Contingencies and Other Matters for further information.

Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31, 2022	December 31, 2021	December 31, 2020
Cash and Cash Equivalents	$95,073	$506,491	$283,524
Restricted cash and cash equivalents - current	—	20,161	26,740
Restricted cash and investments - non-current	111,691	76,158	37,338
Less Restricted investments - non-current	(62,921)	(54,488)	(35,749)
Total cash, cash equivalents and restricted cash and cash equivalents shown in the statement of cash flows	$143,843	$548,322	$311,853

Amounts included in restricted cash and cash equivalents are attributable to certain contractual cash restriction requirements at the

Company's wholly owned Australian subsidiary related to non-recourse debt (which were included in Restricted Cash and cash equivalents current) and asset replacement funds contractually required to be maintained and other guarantees. The Company sold shares/units in certain of its wholly owned Australian subsidiaries related to its Ravenhall facility. Upon the sale, the restricted cash related to these subsidiaries was transferred to the buyer. As such, the Company has no current restricted cash and cash equivalents at December 31, 2022. Refer to Note 17 - Commitments, Contingencies and Other Matters for further information. Restricted investments - non-current (included in Restricted Cash and Investments in the accompanying consolidated balance sheets) consists of the Company's rabbi trust established for an employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan, investments in equity and fixed income mutual funds held in the Company’s captive insurance subsidiary, Florina, and certain contractual cash requirements at the Company’s wholly owned Australian subsidiary related to certain performance guarantees at its Ravenhall facility. The rabbi trust and the investments held in Florina are not considered to be restricted cash equivalents. Refer to Note 9 - Financial Instruments.

Prepaid expenses and Other Current Assets

Prepaid expenses and other current assets include assets that are expected to be realized within the next fiscal year. Included in the balance at December 31, 2022 is approximately $11.3 million of federal, state and international tax overpayments that will be applied against tax payments in 2023. Included in the balance at December 31, 2021 is approximately $10.8 million of federal, state and international tax overpayments that were applied against tax payments in 2022.

Inventory

Inventory, which consists primarily of component parts related to electronic monitoring equipment, is stated at the lower of average cost or net realizable value and is approximately $20.7 million and $9.0 million at December 31, 2022 and 2021, respectively. Inventory is included in Other Non-Current Assets in the accompanying consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost, less accumulated amortization and depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 50 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. The Company performs ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the assessment indicates that assets will be used for a longer or shorter period than previously anticipated, the useful lives of the assets are revised, resulting in a change in estimate. The Company has not made any such changes in estimates during the years ended December 31, 2022, 2021 and 2020. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of company-owned secure facilities. Cost for self-constructed secure facilities includes direct materials and labor, capitalized interest and certain other indirect costs associated with construction of the facility, such as property taxes, other indirect labor and related benefits and payroll taxes. The Company begins the capitalization of costs during the pre-construction phase, which is the period during which costs are incurred to evaluate the site and continues until the facility is substantially complete and ready for occupancy. Labor costs capitalized for the years ended December 31, 2022, 2021 and 2020 were not significant. The capitalized costs of real estate projects are assigned to individual components of the project based on specific identification. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Refer to Note 5 - Property and Equipment.

Assets Held for Sale

As of December 31, 2022, the Company had one property classified as held for sale included in its U.S Secure Services segment in the accompanying consolidated balance sheet. The Company classifies a long-lived asset (disposal group) as held for sale in the period in which all of the following criteria are met (i) Management, having the authority to approve the action, commits to a plan to sell the asset (disposal group), (ii) the asset (disposal group) is available for immediate sale in its present condition subject only to the terms that are usual and customary for sales of such assets (disposal groups), (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated, (iv) the sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale, within one year, except as permitted, (v) the asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company records assets held for sale at the lower of cost or estimated fair value and estimates fair value by using third party appraisers or other valuation techniques. The Company does not record depreciation for assets held for sale. Any gain or loss on the sale of operating assets is included in the operating income of the reportable segment to which it relates.

The property that is classified as held for sale at December 31, 2022 is a parcel of undeveloped land located in Texas. At December 31, 2022, the aggregate carrying values of this property was approximately $0.5 million. At December 31, 2021, the Company had three properties that were classified as held for sale which consisted of a parcel of undeveloped land in Hobart, Indiana and two idle reentry facilities. At December 31, 2021, the aggregate carrying value of the properties was approximately $7.9 million.

Asset Impairments

The following table summarizes the Company’s idled facilities as of December 31, 2022 and their respective carrying values, excluding equipment and other assets that can be easily transferred to other facilities.

				Secure Services	Reentry Services	Total
		Secure Services	Reentry Services	Net Carrying Value	Net Carrying Value	Net Carrying Value
Facility	Year Idled	Design Capacity	Design Capacity	December 31, 2022	December 31, 2022	December 31, 2022
Great Plains Correctional Facility	2021	1,940	—	$69,367	$—	$69,367
D. Ray James Correctional Facility	2021	1,900	—	50,829	—	50,829
Northlake Correctional Facility	2022	1,800	—	68,524	—	68,524
Rivers Correctional Facility	2021	1,450	—	37,911	—	37,911
Big Spring Correctional Facility	2021	1,732	—	32,959	—	32,959
Flightline Correctional Facility	2021	1,800	—	35,094	—	35,094
McFarland Female Community Reentry Facility	2020	300	—	10,900	—	10,900
Cheyenne Mountain Recovery Center	2020	—	750	—	16,659	16,659
Albert Bo Robinson Assessment & Treatment Center	2022	—	900	—	14,011	14,011
Coleman Hall	2017	—	350	—	7,759	7,759
Hector Garza Center	2020	—	139	—	4,794	4,794
Total		10,922	2,139	$305,584	$43,223	$348,807

Refer to Risks and Uncertainties – Executive Order above for a discussion of recent developments. There was no indication of impairment related to the Company’s idle facilities during the year ended December 31, 2022.

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

The Company tests idle facilities for impairment upon notification that the facilities will no longer be utilized by the customer. If a long-lived asset is part of a group that includes other assets, the unit of accounting for the long-lived asset is its group. Generally, the Company groups assets by facility for the purpose of considering whether any impairment exists. The estimates of recoverability are based on projected undiscounted cash flows associated with actual marketing efforts where available or, in other instances, projected undiscounted cash flows that are comparable to historical cash flows from management contracts achieved in the past at that facility or at similar facilities and probability weighted cash flows. The Company's probability weighted cash flows include adjustments to projected cash flows compared to the historical cash flows due to current business conditions which impact per diem rates as well as labor and other operating costs, changes related to facility mission due to changes in prospective clients, and changes in projected capacity and occupancy rates. The Company also factors in prolonged periods of vacancies as well as the time and costs required to ramp up facility population once a contract is obtained. The Company performs the impairment analysis on an annual basis, or more frequently as needed, for each of the idle facilities and takes into consideration updates each quarter for market developments affecting the potential utilization of each of the facilities in order to identify events that may cause the Company to reconsider the most recent assumptions. Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than the terms used in the Company's most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact the Company's ability to house certain types of individuals at such facility. Further, a substantial increase in the number of available beds at other facilities the Company owns, or in the marketplace, could lead to deterioration in market conditions and projected cash flows. Although they are not frequently received, an unsolicited offer to purchase any of the Company's idle facilities, at amounts that are less than their carrying value could also cause the Company to reconsider the assumptions used in the most recent impairment analysis. The Company has identified marketing prospects to utilize each of the remaining currently idled facilities and has determined that no current impairment exists. The Company has also received valuations from a third party on certain facilities. However, the Company can provide no assurance that it will be able to secure management contracts to utilize its idle facilities, or that it will not incur impairment charges in the future. In all cases, the projected value in the Company’s analysis as of December 31, 2022, exceeded the carrying amounts of each facility, therefore no impairment charges were recorded. During the year ended December 31, 2020, the Company recorded an impairment charge of approximately $5.7 million, included in Operating Expenses in the Consolidated Statements of

Operation, related to one leased facility where the projected undiscounted cash flows of the facility did not exceed the carrying amount. The expense was included in the Reentry Services segment. There were no impairment charges recorded for the year ended December 31, 2021.

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

Leases

The Company adopted ASU 2016-02 and ASU 2018-11, cumulatively ("ASC 842"), on January 1, 2019, using the modified retrospective transition method. The Company elected the package of transition expedients available for expired or existing lease contracts, which allowed it to carry forward its historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company also elected not to apply the recognition requirements to lease arrangements that have terms of twelve months or less.

For leases where the Company is the lessor, upon adoption of ASC 842, the Company elected to also apply the practical expedient to not separate non-lease components from the associated lease component if certain criteria are met for each class of underlying assets. Lease components are elements of an arrangement that provide the customer with the right to use an identified asset. Non-lease components are distinct elements of a contract that are not related to securing the use of the leased asset and revenue is recognized in accordance with ASC 606. The Company considers common area maintenance ("CAM") and service income associated with tenant work orders to be non-lease components because they represent delivery of a separate service but are not considered a cost of securing the identified asset. In the case of the Company’s business, the identified asset would be the leased real estate. The Company assessed and concluded that the timing and pattern of transfer for non-lease components and the associated lease component are the same. The Company determined that the predominant component was the lease component and as such its leases continue to qualify as operating leases. The Company made a policy election to account for and present the lease component and the non-lease component as a single component in revenue.

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

On the annual measurement date of October 1, 2022, the Company's management elected to qualitatively assess the Company's goodwill for impairment for all of its reporting units. Under provisions of the qualitative analysis, when testing goodwill for impairment, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a quantitative impairment test to identify goodwill impairment and measures the amount of goodwill impairment loss to be recognized, if any. The qualitative factors used by the Company’s management to determine the likelihood that the fair value of the reporting unit is less than the carrying amount include, among other things, a review of overall economic conditions and their current and future impact on the Company’s existing business, the Company’s financial performance and stock price, industry outlook and market competition. With respect to the qualitative assessments, management determined that, as of October 1, 2022, it was more likely than not that the fair values of the reporting units exceeded their carrying values. During the year ended December 31, 2020, in connection with the Company’s annual impairment test, the Company performed a quantitative analysis for its Reentry Services reporting unit using a third-party valuation firm to determine the estimated fair value of the reporting unit using a discounted cash flow model. A discount rate of 10% was utilized to adjust the cash flow forecasts based on the Company’s estimate of a market participant’s weighted-average cost of capital. Growth rates for sales and profits were determined using inputs from the Company’s long-term planning process. The Company also made estimates for discount rates and other factors based on market conditions, historical experience and other economic factors. Changes in these factors could significantly impact the fair value of the reporting unit. With respect to the Reentry Services reporting unit that was assessed quantitatively, management determined that the carrying value exceeded its fair value due to future declines in cash flow projections primarily due to the negative impact of the COVID-19 pandemic on the Company’s reentry facilities. As such, the Company recorded a goodwill impairment charge of $21.1 million during the year ended December 31, 2020. A change in one or combination of the assumptions discussed above could have impacted the estimated fair value of the reporting unit. If the Company’s expectations of future results and cash flows decrease significantly or other economic conditions deteriorate, goodwill may be further impaired. No impairment charges were recorded for the years ended December 31, 2022 or 2021.

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

Internal-Use Software

Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful lives of the software. Costs related to design or maintenance of internal-use software are expensed as incurred. As of December 31, 2022 and 2021, included in Property and Equipment, Net is approximately $9.9 million and $10.9 million of capitalized internal-use software costs, respectively.

Debt Issuance Costs

Debt issuance costs, net of accumulated amortization of $44.1 million and $18.6 million, totaling $32.5 million and $26.7 million at December 31, 2022 and 2021, respectively, are included in Long-Term Debt, Non-Recourse Debt and Other Non-Current Assets in the accompanying Consolidated Balance Sheets and are amortized to interest expense using the effective interest method over the term of the related debt. Refer to Note 12 - Debt for discussion of debt issuance costs written off in connection with the Company's exchange offer.

Lease Revenue

The Company leases eight of its owned facilities to unrelated parties. Six of which have a term of two years and expire in June 2023 with options to extend for one additional one-year term. The carrying value of these leased facilities as of December 31, 2022 is $48.4 million, net of accumulated depreciation of $22.3 million. One facility has a term that expires in February 2023. The carrying value of this leased facility as of

December 31, 2022 was $2.0 million, net of accumulated depreciation of $0.6 million. The remaining facility has a term of twenty years with renewals and expires in October 2041. The carrying value of this leased facility as of December 31, 2022 was $18.2 million, net of accumulated depreciation of $15.9 million. Rental income, included in Revenues, for these leases for the year ended December 31, 2022 was approximately $5.6 million. As of December 31, 2022, future minimum rentals to be received on these leases are as follows:

Annual Rental
Year	(in thousands)
2023	$4,675
2024	4,080
2025	4,094
2026	4,162
2027	4,175
Thereafter	62,407
Total	$83,593

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

The Company does not consolidate its 50% owned South African joint venture interest in SACS, a VIE. SACS joint venture investors are GEO and Kensani Corrections, Pty. Ltd (an independent third party); each partner owns a 50% share. The Company has determined it is not the primary beneficiary of SACS since it does not have the power to direct the activities of SACS that most significantly impact its performance. As such, the Company's investment in this entity is accounted for under the equity method of accounting. SACS was established and subsequently, in 2001, was awarded a 25-year contract to design, finance and build the Kutama Sinthumule Correctional Centre in Louis Trichardt, South Africa. To fund the construction of the prison, SACS obtained long-term financing from its equity partners and lenders, the repayment of which is fully guaranteed by the South African government, except in the event of default, in which case the government guarantee is reduced to 80%. The Company's maximum exposure for loss under this contract is limited to its investment in the joint venture of approximately $10.2 million at December 31, 2022.

The Company does not consolidate its 50% owned joint venture in the United Kingdom. In February 2011, GEO UK, executed a Shareholders Agreement (the “Shareholders Agreement”) with Amey Community Limited (“Amey”) and Amey UK PLC (“Amey Guarantor”) to form GEOAmey, a private company limited by shares incorporated in England and Wales. GEOAmey was formed by GEO UK and Amey (an independent third party) for the purpose of performing escort and related custody services in England, Wales and Scotland. In order to form this private company, GEOAmey issued share capital of £100 divided into 100 shares of £1 each and allocated the shares 50/50 to GEO UK and Amey. GEO UK and Amey each have three directors appointed to the Board of Directors and neither party has the power to direct the activities that most significantly impact the performance of GEOAmey. As such, the Company's investment in this entity is accounted for under the equity method of accounting. The Company's maximum exposure for loss under this contract is limited to its investment in the joint venture of approximately $8.7 million at December 31, 2022.

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

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to GEO's customers, in an amount that reflects the consideration GEO expects to be entitled to in exchange for those goods or services. Sales, value-added and other taxes GEO collects concurrent with revenue producing activities and that are subsequently remitted to governmental authorities are excluded from revenues. The guidance distinguishes between goods and services. The definition of services under the guidance includes everything other than goods. As such, in the case of GEO, this guidance views the provision of housing and electronic monitoring as a service.

When a contract includes variable consideration, GEO determines an estimate of the variable consideration and evaluates whether the estimate needs to be constrained; therefore, GEO includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration estimates are updated at each reporting date. A limited number of GEO's domestic contracts have provisions upon which a small portion of the revenue for the contract is based on the performance of certain targets. Domestically, revenue based on the performance of certain targets is less than 1% of the Company's consolidated domestic revenues and was not significant during the periods presented. One of GEO's international contracts, related to its Ravenhall facility (discussed further below), contains a provision where a significant portion of the revenue for the contract is based on the performance of certain targets. These performance targets are based on specific criteria to be met over specific periods of time. Such criteria include the Company's ability to achieve certain contractual benchmarks relative to the quality of service it provides, non-occurrence of certain disruptive events, effectiveness of its quality control programs and its responsiveness to customer requirements. The performance of these targets is measured quarterly and there was no significant constraint on the estimate of such variable consideration for this contract during the years ended December 31, 2022, 2021 and 2020.

GEO does not disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which GEO has the right to invoice for services performed, which is generally the case for all of GEO's contracts. Incidental items that are immaterial in the context of the contract are recognized as expense. GEO generally does not incur incremental costs related to obtaining a contract with its customers that would meet the requirement for capitalization. There were no assets recognized from costs to obtain a contract with a customer at December 31, 2022 or 2021.

The timing of revenue recognition may differ from the timing of invoicing to customers. GEO records a receivable when services are performed which are due from its customers based on the passage of time. GEO records a contract liability if consideration is received in advance of the performance of services. Generally, GEO's customers do not provide payment in advance of the performance of services. Therefore, any contract liability is not significant at December 31, 2022 or 2021. Revenue recognized during the years ended December 31, 2022 and 2021 that was included in the opening balance of unearned revenue was not significant. There have been no significant amounts of revenue recorded in the periods presented from performance obligations either wholly or partially satisfied in prior periods.

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

The following table disaggregates GEO's revenue by major source and also provides a reconciliation with revenue information disclosed for reportable segments in Note 15 - Business Segments and Geographic Information:

	Year Ended December 31, 2022 (in thousands)
	U.S. Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International	Total
Owned and Leased: Secure Services	$1,109,923	$—	$—	$—	$1,109,923
Owned and Leased: Community-based	—	—	155,932	—	155,932
Managed Only	327,908	—	6,913	187,200	522,021
Electronic Monitoring Services and Other Reentry	—	496,268	92,583	—	588,851
Total Revenues	$1,437,831	$496,268	$255,428	$187,200	$2,376,727

	Year Ended December 31, 2021 (in thousands)
	U.S. Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International	Total
Owned and Leased - Secure Services	$1,127,688	$—	$—	$—	$1,127,688
Owned and Leased - Community-based	—	—	150,888	—	150,888
Owned and Leased - Youth Services	—	—	33,920	—	33,920
Managed Only	361,248	—	3,977	213,849	579,074
Electronic Monitoring Services and Other Reentry	—	278,934	86,108	—	365,042
Total Revenues	$1,488,936	$278,934	$274,893	$213,849	$2,256,612

	Year Ended December 31, 2020 (in thousands)
	U.S Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International	Total
Owned and Leased - Secure Services	$1,198,881	$—	$—	$—	$1,198,881
Owned and Leased - Community-based	—	—	145,491	—	145,491
Owned and Leased - Youth Services	—	—	75,792	—	75,792
Managed Only	372,335	—	5,513	227,540	605,388
Electronic Monitoring Services and Other Reentry	—	241,944	82,602	—	324,546
Total Revenues	$1,571,216	$241,944	$309,398	$227,540	$2,350,098

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

Electronic Monitoring and Supervision Services and Other Reentry

Electronic Monitoring and Supervision Services and Other Reentry revenue consist of the Company's contracts with federal and various state and local governments to provide location, alcohol and drug detecting electronic monitoring and case management services to individuals on an as needed or as requested basis. This category also includes the Company's day reporting centers.

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

On October 1, 2021, GEO formed a wholly owned captive insurance subsidiary, Florina Insurance Company, Inc. (“Florina”), to enhance its risk financing strategies. Florina is incorporated in the state of Vermont and is licensed and regulated by the state of Vermont, including with respect to its insurance programs, levels of liquidity and other requirements. GEO began procuring insurance policies to cover deductibles for workers’ compensation, general liability, automobile liability, medical professional liability and directors' and officers’ liability as well as procuring insurance policies for excess liability, its directors’ and officers’ excess liability and excess medical professional liability through Florina effective October 1, 2021. Florina holds cash and investments in order to meet solvency requirements and meet financial obligations as presented, including an investment portfolio of marketable fixed income and equity securities.

The Company currently maintains a general liability policy and excess liability policies with total limits of $75.0 million per occurrence and $95.0 million total general liability annual aggregate limits covering the operations of U.S. Secure Services, Reentry Services and Electronic Monitoring and Supervision Services. The Company has an occurrence based liability insurance program with a specific loss limit of $40.0 million per occurrence and in the aggregate related to medical professional liability claims arising out of correctional healthcare services. The Company is uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability, cybersecurity liability and automobile liability.

For most casualty insurance policies, the Company carries substantial deductibles or self-insured retentions of $4.0 million per occurrence for general liability and $5.0 million per occurrence for medical professional liability, $2.0 million per occurrence for workers’ compensation, $2.5 million per occurrence for directors' and officers’ liability and $1.0 million per occurrence for automobile liability. In addition, certain of the Company’s facilities located in Florida and other high-risk hurricane areas carry substantial windstorm deductibles. Since hurricanes are considered unpredictable future events, no reserves have been established to pre-fund for potential windstorm damage. Limited commercial availability of certain types of insurance relating to windstorm exposure in coastal areas and earthquake exposure mainly in California and the Pacific Northwest may prevent the Company from insuring some of its facilities to full replacement value.

With respect to operations in South Africa and Australia, the Company utilizes a combination of locally procured insurance and global policies to meet contractual insurance requirements and protect the Company. In addition to these policies, the Company’s Australian subsidiary carries tail insurance on a general liability policy related to a discontinued contract.

Of the insurance policies discussed above, the Company’s most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves, which include Florina’s reserves and GEO’s legacy reserves and administrative costs for the plans, are undiscounted and were $79.0 million and $74.2 million as of December 31, 2022 and 2021, respectively, and are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. The Company uses statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, the Company considers such factors as historical frequency and severity of claims at each of its facilities, claim development, payment patterns and changes in the nature of its business, among other factors. Such factors are analyzed for each of the Company’s business segments. The Company estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. The Company also may experience variability between its estimates and the actual settlement due to limitations inherent in the estimation process, including its ability to estimate costs of processing and settling claims in a timely manner as well as its ability to accurately estimate the Company’s exposure at the onset of a claim. Because the Company has high deductible insurance policies, the amount of its insurance expense is dependent on its ability to control its claims experience. If actual losses related to insurance claims significantly differ from the Company’s estimates, its financial condition, results of operations and cash flows could be materially adversely impacted.

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

The components of accumulated other comprehensive loss attributable to GEO included in the consolidated statement of shareholders' equity are as follows (in thousands):

	Foreign currency translation adjustments attributable to The GEO Group, Inc.	Unrealized (loss) gain on derivatives, net of tax	Change Marketable Securities, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2022	$(12,461)	$(2,524)	$7	$(5,238)	$(20,216)
Current-period other comprehensive income (loss)	(7,554)	6,169	(960)	5,642	3,297
Balance, December 31, 2022	$(20,015)	$3,645	$(953)	$404	$(16,919)

	Foreign currency translation adjustments attributable to The GEO Group, Inc.	Unrealized loss on derivatives, net of tax	Change Marketable Securities, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2021	$(9,207)	$(4,752)	$—	$(8,630)	$(22,589)
Current-period other comprehensive income (loss)	(3,254)	2,228	7	3,392	2,373
Balance, December 31, 2021	$(12,461)	$(2,524)	$7	$(5,238)	$(20,216)

There were no reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31, 2022 or 2021.

The foreign currency translation adjustment, net of tax, related to noncontrolling interests was not significant for the years ended December 31, 2022 or 2021.

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

Derivatives

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value and records derivatives as either assets or liabilities on the balance sheet. For derivatives that are designed as and qualify as effective cash flow hedges, the portion of gain or loss on the derivative instrument effective at offsetting changes in the hedged item is reported as a component of accumulated other comprehensive income and reclassified into earnings when the hedged transaction affects earnings. For derivative instruments that are designated as and qualify as effective fair value hedges, the gain or loss on the derivative instruments as well as the offsetting gain or loss on the hedged items attributable to the hedged risk is recognized in current earnings as interest income (expense) during the period of the change in fair values. For derivative instruments that do not meet the requirements for hedge accounting, changes in fair value are recorded in earnings. Derivative instruments are classified in the same category as cash flows from the items being hedged and any related gains and losses are reported as financing activities in the Consolidated Statement of Cash Flows.

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

The fair value of stock-based option awards was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for options awarded during years 2022, 2021 and 2020:

	2022	2021	2020
Risk free interest rates	1.56%	0.24%	1.79%
Expected term	4-5 years	4-5 years	4-5 years
Expected volatility	48%	43%	41%
Expected dividend rate [1]	—	13.30%	13.11%

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

For restricted stock share-based awards that contain a market condition, the probability of satisfying the market condition is considered in the estimate of grant-date fair value and previously recorded compensation expense is not reversed if the market condition is never met. The fair value of restricted stock awards granted in 2022, 2021 and 2020 with market-based performance conditions was determined based on a Monte Carlo simulation, which calculates a range of possible outcomes and the probabilities that they will occur, using the following average key assumptions:

	2022	2021	2020
Expected volatility	57.5%	48.2%	30.3%
Beta	0.93	0.79	1.12
Risk free interest rate	1.45%	0.22%	0.85%

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

Recent Accounting Pronouncements

The following accounting standard will be adopted in future periods:

In March 2020, the FASB issued ASU 2020-04, “Reference Reform Rate (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” to provide temporary optional expedients and exceptions to the contract modifications, hedge relationships and other transactions affected by reference rate reform if certain criteria are met. This ASU, which was effective upon issuance and may be applied through December 31, 2024, is applicable to all contracts and hedging relationships that reference the London Interbank Offered Rate or any other reference rate expected to be discontinued. The Company does not expect any significant impacts of reference rate reform and the application of this guidance.

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

Preferred Stock

In April 1994, the Company’s Board authorized 30 million shares of “blank check” preferred stock. The Board is authorized to determine the rights and privileges of any future issuance of preferred stock such as voting and dividend rights, liquidation privileges, redemption rights and conversion privileges. As of December 31, 2022 and 2021, there were no shares of preferred stock outstanding.

Noncontrolling Interests

The Company includes the results of operations and financial position of SACM or the “joint venture”, its majority-owned subsidiary, in its consolidated financial statements. SACM was established in 2001 to operate correctional centers in South Africa. The joint venture currently provides security and other management services for the Kutama Sinthumule Correctional Centre in the Republic of South Africa under a 25-year management contract which commenced in February 2002. The Company’s and the joint venture partner’s shares in the profits of the joint venture are 88.75% and 11.25%, respectively. There were no changes in the Company’s ownership percentage of the consolidated subsidiary during the years ended December 31, 2022, 2021 and 2020.

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

The Company recognized compensation expense related to the Company plans for the years ended December 31, 2022, 2021 and 2020 as follows (in thousands):

	2022	2021	2020
Stock option plan expense	$552	$760	$1,141
Restricted stock expense	$15,652	$18,439	$22,755

Stock Options

A summary of the activity of the Company’s stock options plans is presented below:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Options outstanding at January 1, 2022	1,847	$19.92	6.23	$73
Granted	342	5.76
Exercised	(10)	7.52
Forfeited/Canceled	(294)	16.07
Options outstanding at December 31, 2022	1,885	$18.03	5.93	$2,374
Options vested and expected to vest at December 31, 2022	1,826	$18.37	5.85	$2,141
Options exercisable at December 31, 2022	1,200	$22.94	4.63	$212

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2022 and the exercise price, times the number of shares that are “in the money”) that would have been received by the option holders had all option holders exercised their options on December 31, 2022. This amount changes based on the fair value of the Company’s stock.

The following table summarizes information relative to stock option activity during the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Intrinsic value of options exercised	$24	$-	$-
Fair value of shares vested	$600	$925	$1,061

The following table summarizes information about the exercise prices and related information of stock options outstanding under the Company plans at December 31, 2022:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price
	(In thousands)
0-18.23	849	8.11	$9.46	214	7.33	$12.58
18.24-22.26	439	4.02	$20.95	439	4.02	$20.95
22.27-29.39	359	4.40	$25.31	309	4.07	$25.74
29.40-45.00	238	4.06	$32.27	238	4.06	$32.27
Total	1,885	5.93	$18.03	1,200	4.63	$22.94

The weighted average grant date fair value of options granted during the year ended December 31, 2022, 2021 and 2020 was $2.49, $0.79 and $1.59 per share, respectively. There were 0.3 million, 0.5 million and 0.5 million options granted during the year ended December 31, 2022, 2021 and 2020, respectively.

The following table summarizes the status of non-vested stock options as of December 31, 2022 and changes during the year ended December 31, 2022:

	Number of Shares	Wtd. Avg. Grant Date Fair Value
	(In thousands)
Options non-vested at January 1, 2022	682	$1.79
Granted	342	2.49
Vested	(258)	2.32
Forfeited	(294)	2.70
Options non-vested at December 31, 2022	472	$1.89

As of December 31, 2022, the Company had $0.8 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.7 years.

Restricted Stock

During the year ended December 31, 2022, the Company granted approximately 1,835,592 shares of restricted stock to certain employees and executive officers. Of these awards, 1,025,000 are market and performance-based awards that will be forfeited if the Company does not achieve certain annual metrics during 2022, 2023 and 2024. The fair value of restricted stock awards, which do not contain a market-based condition, is determined using the closing price of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period. Generally, the restricted stock awards vest in equal increments over either a three or four-year period.

The vesting of market and performance-based restricted stock grants awarded in 2022 are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the shares of restricted stock ("TSR Target Award") can vest at the end of a three-year performance period if GEO meets certain total shareholder return ("TSR") performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2022 to December 31, 2024 and (ii) up to 50% of the shares of restricted stock ("ROCE Target Award") can vest at the end of a three-year period if GEO meets certain return on capital employed ("ROCE") performance targets over a three year period from January 1, 2022 to December 31, 2024. These market and performance awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the market and performance-based awards is based on the target awards for both metrics.

During the year ended December 31, 2021, the Company granted approximately 1,551,000 shares of restricted stock to certain employees and executive officers. Of these awards, 919,000 are market and performance-based awards that will be forfeited if the Company does not achieve certain annual metrics over a three-year period from January 1, 2021 to December 31, 2023.

The vesting of the market and performance-based restricted stock grants awarded in 2021 are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the TSR Target Award can vest at the end of a three-year performance period if GEO meets certain TSR performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2021 to December 31, 2023; and (ii) up to 50% of the ROCE Target Award can vest at the end of a three-year performance period if GEO meets certain ROCE performance targets over a three year period from January 1, 2021 to December 31, 2023. Certain of these performance-based restricted stock grants can vest over a one-year period if GEO meets certain performance targets, as mentioned above, over a three-year period from January 1, 2021 to December 31, 2023. These market and performance-based awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the market and performance-based awards is based on the target awards for both metrics.

During the year ended December 31, 2020, the Company granted 900,000 shares of restricted stock to its executive officers and to certain senior employees. Of these awards, 360,000 are market and performance-based awards that will be forfeited if the Company does not achieve certain annual metrics over a three-year period from January 1, 2020 to December 31, 2022.

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

The metric related to ROCE is considered to be a performance condition. For share-based awards that contain a performance condition, the achievement of the targets must be probable before any share-based compensation expense is recorded. The Company reviews the likelihood of which target in the range will be achieved and if deemed probable, compensation expense is recorded at that time. If subsequent to the initial measurement there is a change in the estimate of the probability of meeting the performance condition, the effect of the change in the estimated quantity of awards expected to vest is recognized by cumulatively adjusting compensation expense. If ultimately the performance targets are not met, for any awards where vesting was previously deemed probable, previously recognized compensation expense will be reversed in the period in which vesting is no longer deemed probable. During 2022, 2021 and 2020, the Company deemed the achievement of the target award to be probable and there were no changes in the estimated quantity of awards expected to vest. The fair value of these awards was determined based on the closing price of the Company's common stock on the date of grant.

The following table summarizes the status of restricted stock awards as of December 31, 2022 and changes during the year ended December 31, 2022:

	Shares	Wtd. Avg. Grant Date Fair value
	(In thousands)
Restricted stock outstanding at January 1, 2022	2,619	$12.53
Granted	1,836	6.15
Vested	(807)	16.27
Forfeited/Canceled	(53)	9.51
Restricted stock outstanding at December 31, 2022	3,595	$8.28

As of December 31, 2022, the Company had $14.0 million of unrecognized compensation cost that is expected to be recognized over a weighted average period of 2.1 years.

Employee Stock Purchase Plan

The Company previously adopted The GEO Group, Inc. 2011 Employee Stock Purchase Plan (the “Plan" or "ESPP”) effective July 9, 2011. The Company has since amended and restated the Plan (the “Amended ESPP”) which was approved by the Company’s shareholders on April 28, 2021, and became effective on July 9, 2021. The purpose of the Amended ESPP, which is qualified under Section 423 of the Code, is to encourage stock ownership through payroll deductions by the employees of GEO and designated subsidiaries of GEO in order to increase their identification with the Company’s goals and secure a proprietary interest in the Company’s success. These deductions are used to purchase shares of the Company’s Common Stock at a 5% discount from the then current market price. The maximum number of shares of common stock reserved for issuance over the term of the Amended ESPP on the amended effective date shall not exceed 506,023 shares.

The Amended ESPP is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Amended ESPP are made on the last day of each month. During the years ended December 31, 2022, 2021 and 2020, 25,573, 42,627 and 49,896 shares of common stock, respectively, were issued in connection with the Plan.

4.
Earnings Per Share

Basic earnings per share of common stock is computed by dividing the net income attributable to The GEO Group, Inc. available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income attributable to The GEO Group, Inc. available to common stockholders represents net income attributable to The GEO Group, Inc. reduced by an allocation of earnings to participating securities. The 6.50% Exchangeable Notes due 2026, which contain non-forfeitable rights to dividends declared and paid on the shares of common stock, are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Diluted EPS is calculated under the if-converted method and the two-class method for each class of shareholders using the weighted average number of shares attributable to each class. The calculation that results in the lowest diluted earnings per share amount for common stock is reported in the Company’s financial statements. The if-converted method includes the dilutive effect of potential common shares related to the 6.50% Exchangeable Notes due 2026, if any. Basic and diluted earnings per share were calculated for the years ended December 31, 2022, 2021 and 2020 as follows (in thousands, except per share data):

Fiscal Year	2022	2021	2020
	(In thousands, except per share data)
Net Income	$171,692	$77,233	$112,831
Loss attributable to noncontrolling interests	121	185	201
Less: Undistributed income allocable to participating securities	(29,346)	(6,982)	—
Net income attributable to The GEO Group, Inc. available to common stockholders	$142,467	$70,436	$113,032
Basic earnings per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	121,040	120,384	119,719
Per share amount - basic	$1.18	$0.59	$0.94
Diluted earnings per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	121,040	120,384	119,719
Dilutive effect of equity incentive plans	1,241	348	272
Weighted average shares assuming dilution	122,281	120,732	119,991
Per share amount - diluted	$1.17	$0.58	$0.94

For the year ended December 31, 2022, 1,958,443 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. For the same period, 312,963 common stock equivalents from restricted shares were anti-dilutive and excluded from the computation of diluted EPS.

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

On February 24, 2021, the Company’s wholly owned subsidiary, GEO Corrections Holdings, Inc. (“GEOCH”), completed a private offering of $230 million aggregate principal amount of 6.50% Exchangeable Senior Unsecured Notes due 2026. Refer to Note 12 – Debt for additional information. As of December 31, 2022, conditions had not been met to exchange the 6.50% Exchangeable Notes due 2026 into shares of the Company’s common stock. Approximately 24.9 million shares of potential common stock associated with the conversion option embedded in the convertible notes were excluded from the computation of EPS for the year ended December 31, 2022 and 2021 as the Company’s average stock price during the period was lower than the exchange price.

5.
Property and Equipment

Property and equipment consist of the following at fiscal year-end:

	Useful Life	2022	2021
	(Years)	(In thousands)
Land	—	$120,970	$120,837
Buildings and improvements	2 to 50	2,291,710	2,277,575
Leasehold improvements	1 to 29	273,233	278,299
Equipment	3 to 10	239,188	220,965
Furniture, fixtures and computer software	1 to 7	72,154	68,474
Facility construction in progress	—	26,606	20,758
Total		$3,023,861	$2,986,908
Less accumulated depreciation and amortization		(1,021,840)	(949,063)
Property and equipment, net		$2,002,021	$2,037,845

The Company amortizes its leasehold improvements over the shorter of their estimated useful lives or the terms of the leases including renewal periods that are reasonably assured. The Company’s construction in progress primarily consists of new construction and renovations to facilities that are owned by the Company. There was no Interest capitalized in property and equipment for the years ended December 31, 2022 and 2021.

Depreciation expense was $111.6 million, $109.6 million and $112.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

At December 31, 2022 and 2021, the Company had $20.5 million of assets recorded under finance leases related to land, buildings and improvements. Finance leases are recorded net of accumulated amortization of $18.7 million and $17.1 million, at December 31, 2022 and 2021, respectively. Depreciation expense related to assets recorded under finance leases for each of the years ended December 31, 2022, 2021 and 2020 was $1.5 million, $1.7 million and $1.2 million, respectively and are included in Depreciation and Amortization in the accompanying consolidated statements of operations.

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

During the D&C Phase, the Company recognized revenue as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to the estimated total costs for the design and construction of the facility. Costs incurred and estimated earnings in excess of billings were classified as Contract Receivable in the accompanying consolidated balance sheets. The balance was recorded at net present value based on the timing of expected future settlement. Interest income was recorded as earned using an effective interest rate of 8.97%. On September 20, 2022, the Company sold its equity investment interest in the Ravenhall project and, as a result, the Contract Receivable was transferred to the buyer and is no longer an asset of the Company. Refer to Note 17 - Commitments, Contingencies and Other Matters for further information.

7.
Derivative Financial Instruments

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

In August 2019, the Company entered into two interest rate swap agreements in the aggregate notional amount of $44.3 million to fix the interest rate on certain of its variable rate debt to 4.22%. The Company has designated these interest rate swaps as hedges against changes in the cash flows of two identical promissory notes (the "Notes") which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the Notes and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in fair value of the interest rate swaps as accumulated other comprehensive income (loss), net of applicable taxes. Total unrealized gains recorded in total other comprehensive income (loss), net of tax, related to these cash flow hedges was $6.2 million during the year ended December 31, 2022. The total fair value of the swap assets as of December 31, 2022 was $4.6 million and is recorded as a component of Other Non-Current assets within the accompanying balance sheet. There was no material ineffectiveness for the period presented. The Company does not expect to enter into any transactions during the next twelve months which would result in reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss). Refer to Note 12 - Debt for additional information.

8.
Goodwill and Other Intangible Assets, Net

The Company has recorded goodwill as a result of its various business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company’s goodwill balances recognized during the years ended December 31, 2022 and 2021 were as follows (in thousands):

	1/1/2022	Foreign currency translation	12/31/2022
U.S. Secure Services	$316,366	$—	$316,366
Electronic Monitoring and Supervision Services	289,570	—	289,570
Reentry Services	148,873	—	148,873
International Services	416	(26)	390
Total Goodwill	$755,225	$(26)	$755,199

	1/1/2021	Foreign currency translation	12/31/2021
U.S. Secure Services	$316,366	$—	$316,366
Electronic Monitoring and Supervision Services	289,570	—	289,570
Reentry Services	148,873	—	148,873
International Services	441	(25)	416
Total Goodwill	$755,250	$(25)	$755,225

Intangible assets consisted of the following as of December 31, 2022 and 2021 (in thousands):

	Weighted	December 31, 2022			December 31, 2021
	Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	16.3	$308,350	$(206,367)	$101,983	$308,369	$(189,163)	$119,206
Technology	7.3	33,700	(33,195)	505	33,700	(31,982)	1,718
Trade names	Indefinite	45,200	—	45,200	45,200	—	45,200
Total acquired intangible assets		$387,250	$(239,562)	$147,688	$387,269	$(221,145)	$166,124

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

Amortization expense was $18.4 million, $21.6 million and $22.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, and primarily related to the U.S. Secure Services and Reentry Services segments’ amortization of intangible assets for acquired management contracts. The Company relies on its historical experience in determining the useful life of facility management contracts. The Company makes assumptions related to acquired facility management contracts based on the competitive environment for individual contracts, our historical success rates in retaining contracts, the supply of available beds in the market, changes in legislation, the projected profitability of the facilities and other market conditions. As of December 31, 2022, the weighted average period before the next contract renewal or extension for the facility management contracts was approximately 3.1 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the contractual periods.

Estimated amortization expense related to the Company’s finite-lived intangible assets for 2023 through 2027 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
2023	$11,766
2024	9,314
2025	9,263
2026	7,170
2027	6,628
Thereafter	58,347
$102,488

9.
Financial Instruments

The following table provides a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2022
	Carrying Value at December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$36,982	$—	$36,982	$—
Marketable equity and fixed income securities	25,939	—	25,939	$—
Interest rate swap derivatives	$4,613	$—	$4,613	$—

	Fair Value Measurements at December 31, 2021
	Carrying Value at December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$42,937	$—	$42,937	$—
Marketable equity and fixed income securities	$11,551	$—	$11,551	$—
Fixed income securities	1,927	—	1,927	—
Liabilities:
Interest rate swap derivatives	$3,195	$—	$3,195	$—

The Company’s Level 2 financial instruments included in the tables above as of December 31, 2022 and 2021 consist of interest rate swap derivative liabilities held by GEO, investments in equity and fixed income mutual funds held in the Company’s captive insurance subsidiary, Florina, the Company's rabbi trust established for GEO employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and an investment in Canadian dollar denominated fixed income securities.

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

10.
Fair Value of Assets and Liabilities

The Company’s Consolidated Balance Sheets reflect certain financial instruments at carrying value. The following table presents the carrying values of those instruments and the corresponding estimated fair values (in thousands):

	Estimated Fair Value Measurements at December 31, 2022
	Carrying Value as of December 31, 2022	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$95,073	$95,073	$95,073	$—	$—
Restricted cash and investments	48,770	48,770	48,770	—	—
Liabilities:
Borrowings under exchange credit facility	$1,113,239	$1,112,183	$—	$1,112,183	$—
10.500% Public Second Lien Notes due 2028	286,521	291,610	—	291,610	—
9.500% Private Second Lien Notes due 2028	239,142	232,627	—	232,627	—
5.875% Senior Notes due 2024	23,253	22,997	—	22,997	—
6.00% Senior Notes due 2026	110,858	99,132	—	99,132	—
6.50% Exchangeable Senior Notes due 2026	230,000	327,872	—	327,872	—

	Estimated Fair Value Measurements at December 31, 2021
	Carrying Value as of December 31, 2021	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$506,491	$506,491	$506,491	$—	$—
Restricted cash and investments	41,831	41,831	41,831	—	—
Liabilities:
Borrowings under Senior Credit Facility	$1,546,895	$1,448,280	$—	$1,448,280	$—
5.125% Senior Notes due 2023	259,275	248,479	—	248,479	—
5.875% Senior Notes due 2024	225,293	199,522	—	199,522	—
6.00% Senior Notes due 2026	350,000	283,691	—	283,691	—
6.50% Exchangeable Senior Notes due 2026	230,000	248,211	—	248,211
Non-recourse debt	310,108	310,108	—	310,108	—

The fair values of the Company’s cash and cash equivalents, and restricted cash and investments approximates the carrying values of these assets at December 31, 2022 and December 31, 2021. Restricted cash consists of money market funds, bank deposits, commercial paper and time deposits used for asset replacement funds and other funds contractually required to be maintained at the Company's Australian subsidiary. The fair value of the money market funds and bank deposits is based on quoted market prices (Level 1).

As further discussed in Note 12 - Debt, on August 19, 2022, the Company completed an exchange offer to exchange certain of its outstanding 5.125% Senior Notes due 2023, 5.875% Senior Notes due 2024, 6.000% Senior Notes due 2026 and certain revolving credit loans and term loans under its senior secured credit facility into newly issued Senior Second Lien Secured Notes and a new credit facility. The Company utilized a third-party valuation firm to assist with the estimation of the fair values on the date of issuance for the new debt instruments. The fair value of each new debt instrument on the date of issuance was estimated using a Black-Derman-Toy ("BDT") lattice model. The BDT model is a single factor, stochastic, no arbitrage model that incorporates the issuer's option to prepay a debt instrument if optimal, which occurs when interest rates decline such that the holding value of the instrument exceeds the prepayment price. The significant assumptions used in the BDT model for the new debt instruments were the Secured Overnight Financing Rate Data ("SOFR") forward rates (ranging from 2.30% to 3.61%), the risk-free rate curve based on U.S. Treasury rates (ranging from 2.23% to 3.44%), the yield volatility (ranging from 20% to 27%) and the credit spreads of the new debt instruments (ranging from 4.78% to 8.49%). On August 19, 2022, the date of the closing of the exchange offer, the new debt instruments were valued using Level 3 instruments as they were based on unobservable inputs. As of December 31, 2022, the new debt instruments were valued based on observable inputs through corroboration with observable market data and are therefore classified as Level 2. Refer to Note 12 - Debt for the estimated fair values of the new debt instruments at time of issuance and related premiums/discounts.

As of December 31, 2022, the recurring fair values of the Company's 10.500% Public Second Lien Notes due 2028 and the 9.500% Private Second Lien Notes due 2028 are based on level 2 inputs using quotations by major market news services, such as Bloomberg. The fair value of the Company's exchange credit facility was also based on quotations by major market new services and also estimates of trading value considering the Company's borrowing rate, the undrawn spread and similar instruments.

As of December 31, 2022 and December 31, 2021, the fair values of the Company's "5.875% Senior Notes due 2024", 6.00% Senior Notes, the 5.125% Senior Notes and the 6.50% Exchangeable Notes due 2026 are based on level 2 inputs by major market news services. The 5.125% Senior Notes were paid off in full prior to September 30, 2022. The fair values of the Company's non-recourse debt related to the Company’s Australian subsidiaries was estimated based on market prices of similar instruments. Due to the sale of the Company's equity investment interest in the government-owned Ravenhall Correctional Centre, this non-recourse debt is no longer outstanding to the Company as of December 31, 2022. Refer to Note 17 - Commitments, Contingencies and Other Matters. The fair value of borrowings under the senior credit facility is based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.

11.
Accrued Expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	2022	2021
Accrued interest	$27,447	$17,080
Accrued other compensation	33,475	24,403
Accrued insurance	81,704	76,171
Accrued property and other taxes	46,169	43,720
Accrued legal and professional fees	12,301	4,012
Construction retainage	865	223
Other	35,408	35,103
Total	$237,369	$200,712

12.
Debt

Debt consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Senior Credit Facility:
Term loan	$—	$762,000
Unamortized debt issuance costs on term loan	—	(2,733)
Unamortized discount on term loan	—	(1,152)
Revolver	—	784,895
Total Senior Credit Facility	-	1,543,010
Exchange Credit Agreement [*]
Tranche 1 Loans	846,445	-
Unamortized premium on tranche 1 loans	25,345	-
Unamortized debt issuance costs on tranche 1 loans	(22,575)	-
Tranche 2 Loans	236,794	-
Unamortized discount on tranche 2 loans	(2,922)	-
Unamortized debt issuance costs on tranche 2 loans	(6,310)	-
Revolver	30,000	-
Total Exchange Credit Agreement	1,106,777	-
10.500% Public Second Lien Notes due 2028
Notes Due in 2028	286,521	-
Unamortized discount	(15,457)	-
Unamortized debt issuance costs	(7,811)	-
Total 10.500% Public Second Lien Notes due 2028	263,253	-
9.500% Private Second Lien Notes due 2028
Notes Due in 2028	239,142	-
Unamortized discount	(22,524)	-
Unamortized debt issuance costs	(6,551)	-
Total 9.500% Private Second Lien Notes due 2028	210,067	-
6.50% Exchangeable Senior Notes:
Notes Due in 2026	230,000	230,000
Unamortized debt issuance costs	(6,489)	(8,246)
Total 6.50% Exchangeable Senior Notes Due in 2026	223,511	221,754
6.00% Senior Notes:
Notes Due in 2026	110,858	350,000
Unamortized debt issuance costs	(776)	(3,099)
Total 6.00% Senior Notes Due in 2026	110,082	346,901
5.875% Senior Notes:
Notes Due in 2024	23,253	225,293
Unamortized debt issuance costs	(96)	(1,410)
Total 5.875% Senior Notes Due in 2024	23,157	223,883
5.125% Senior Notes:
Notes Due in 2023	-	259,275
Unamortized debt issuance costs	-	(1,221)
Total 5.125% Senior Notes Due in 2023	-	258,054
Non-Recourse Debt:
Non-Recourse Debt	-	310,108
Unamortized debt issuance costs on non-recourse debt	-	(4,556)
Total Non-Recourse Debt	-	305,552
Finance Lease Obligations	1,977	3,843
Other debt	40,323	41,363
Total debt	1,979,147	2,944,360
Current portion of finance lease obligations, long-term debt and non-recourse debt	(44,722)	(18,568)
Finance Lease Obligations, long-term portion	(1,280)	(1,977)
Non-Recourse Debt, long-term portion	-	(297,856)
Long-Term Debt	$1,933,145	$2,625,959

[*] As further discussed below, the exchange credit agreement included Tranche 3 Loans which were redeemed prior to December 31, 2022.

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

After giving effect to Amendment No. 4 and Amendment No. 5 and the transactions described therein, approximately $87 million in aggregate principal amount of revolving credit commitments and approximately $102 million in aggregate principal amount of term loans remained outstanding under the Amended Credit Agreement. The Credit Facility Guarantors continue to guarantee the obligations in respect of the commitments and loans under the Amended Credit Agreement, and the collateral securing the Borrowers’ and the Credit Facility Guarantors’ obligations in respect of the commitments and loans under the Existing Credit Agreement prior to the effectiveness of the transactions (the “Common Collateral”) continues to secure the Borrower’s and the Credit Facility Guarantors’ obligations in respect of the commitments and loans under the Amended Credit Agreement after giving effect to the transactions. Revolving credit loans under the Amended Credit Agreement will continue to bear interest at a per annum rate equal to LIBOR (with no LIBOR floor) plus 1.50% to 2.50%, and the Borrowers will continue to pay a fee in respect of unused revolving commitments under the Amended Credit Agreement at a per annum rate of 0.25% to 0.30%, in each case depending on the Company’s total leverage ratio as of the most recent determination date. Term loans under the Amended Credit Agreement will continue to bear interest at a per annum rate equal to LIBOR (subject to a floor of 0.75%) plus 2.00%. The revolving credit commitments under the Amended Credit Agreement terminate on May 17, 2024, and the term loans under the Amended Credit Agreement mature on March 23, 2024. The representations and warranties and affirmative and negative covenants in the Amended Credit Agreement were amended so that the representations and warranties and affirmative and negative covenants in the Exchange Credit Agreement are incorporated by reference into the Amended Credit Agreement. Subsequent to the transactions, but prior to December 31, 2022, the term loans were repaid in full.

The transactions were accounted for as an extinguishment of the revolving credit loan and term loans with the new Tranche 1, 2 and 3 Loans recorded at fair value. The Company used a third-party valuation firm to assist with the estimation of the fair values which were determined to be $884.6 million, $233.7 million and $43.6 million for the Tranche 1 Loans, Tranche 2 Loans and Tranche 3 Loans, respectively, resulting in a $27.4 million premium, $3.1 million discount and $1.6 million discount, respectively, at issuance. Refer to Note 10 - Fair Value of Assets and Liabilities for discussion on the valuation methodology and assumptions used to estimate the fair value. The premium and discounts are being amortized as non-cash interest expense over the terms of the Tranche 1, 2 and 3 Loans using the effective interest method. As a result, the

Company recorded a net loss on extinguishment of debt of approximately $13.1 million and $50.9 million related to the revolving credit loans and term loans, respectively. The net loss on extinguishment of debt represented the difference between the carrying values that were exchanged (including unamortized debt issuance costs) and the fair value of the Tranche 1, 2 and 3 Loans.

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

The revolving credit commitments under the Exchange Revolving Credit Facility terminate, and the Tranche 1 Loans and Tranche 2 Loans mature, in each case on the earliest of (i) March 23, 2027, and (ii) in the event that an aggregate principal amount equal to or greater than $100,000,000 of any Specified Senior Note (defined below) remains outstanding on the Springing Maturity Date (defined below) applicable thereto, such Springing Maturity Date, it being understood that Specified Senior Notes are not outstanding to the extent the Company or GEO Corrections Holdings, Inc., as applicable, shall have deposited or caused to be deposited funds into a customary irrevocable escrow in an amount sufficient to pay or redeem such Specified Senior Notes in full on the maturity date thereof, where “Specified Senior Notes” refers to each of the 2026 Notes and the Company’s 6.500% Exchangeable Senior Notes due 2026 (the “2026 Exchangeable Senior Notes”), and “Springing Maturity Date” means the date that is 91 days prior to the stated maturity date of the 2026 Notes or the 2026 Exchangeable Senior Notes, as applicable. The Tranche 3 Loans were to mature on March 23, 2024. Subsequent to the transaction, the Tranche 3 Loans were redeemed in full.

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

As of December 31, 2022, the Company had approximately $30.0 million in borrowings under its revolver, and approximately $77.6 million in letters of credit which left approximately $226.4 million in additional borrowing capacity under the revolver. Subsequent to the transaction, the Tranche 3 Loans were repaid in full. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of December 31, 2022 was 9.85%.

5.125% Senior Notes due 2023 and 5.875% Senior Notes due 2024

The Company exchanged $100.6 million and $178.3 million principal amounts of its 5.125% Senior Notes due 2023 and 5.875% Senior Notes due 2024, respectively, for newly issued $286.5 million 10.500% Senior Second Lien Secured Notes maturing on June 30, 2028 ("New Registered Notes") and, if elected, cash upon the terms and subject to the conditions set forth in the prospectus. Holders of the 5.125% Senior Notes due 2023 could elect cash and new notes at 100% par or new notes only at 105% par. Holders of the 5.785% Senior Notes due 2024 could elect cash and new notes at 100% par or new notes only at 103% par. The transactions were accounted for as an extinguishment of the 5.125% Senior Notes due 2023 and the 5.875% Senior Notes due 2024, with the New Registered Notes recorded at fair value on the issuance date. The Company used a third-party valuation firm to assist with the estimation of the fair value which was determined to be $270.4 million resulting in a $16.2 million discount at issuance. Refer to Note 10 - Fair Value of Assets and Liabilities for discussion on the valuation methodology and assumptions used to estimate the fair value. The discount is being amortized as non-cash interest expense over the term of the New Registered Notes using the effective interest method. As a result, the Company recorded a net gain on extinguishment of debt of $7.2 million related to the 5.125% Senior Notes due 2023 and the 5.875% Senior Notes due 2024 which represented the difference between the carrying values that were exchanged (including unamortized debt issuance costs) and the fair value of the New Registered Notes. After the transactions, there was approximately $125.7 million and $23.3 million remaining in outstanding principal on the 5.125% Senior Notes due 2023 and the 5.875% Senior Notes due 2024, respectively. Subsequent to the transaction, the remaining balance of the 5.125% Senior Notes due 2023 was deposited on account with the Trustee and the Indenture was discharged. On October 6, 2022, the 5.125% Senior Notes due 2023 were redeemed in full.

6.00% Senior Notes due 2026

The Company exchanged $239.1 million principal amount of its 6.000% Senior Notes due 2026 for newly issued $239.1 million 9.500% Senior Second Lien Secured Notes maturing on December 31, 2028 ("New Private Notes"). The transaction was accounted for as an extinguishment of the 6.00% Senior Notes due 2026, with the New Private Notes recorded at fair value on the issuance date. The Company used a third-party valuation firm to assist with the estimation of the fair value which was determined to be $215.7 million resulting in a $23.4 million discount at issuance. Refer to Note 10 - Fair Value of Assets and Liabilities for discussion on the valuation methodology and assumptions used to estimate the fair value. The discount is being amortized as non-cash interest expense over the term of the Private Notes due 2028 using the effective interest method. As a result, the Company recorded a net gain on extinguishment of debt of $21.6 million related to the 6.00% Senior Notes due 2026 which represented the difference between the carrying value that was exchanged (including unamortized debt issuance costs) and the fair value of the New Private Notes. After the transaction, there was approximately $110.9 million remaining in outstanding principal on the 6.00% Senior Notes due 2026.

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

6.50% Exchangeable Senior Notes due 2026

On February 24, 2021, the Company’s wholly owned subsidiary, GEO Corrections Holdings, Inc. (“GEOCH”), completed a private offering of $230 million aggregate principal amount of Convertible Notes which included the full exercise of the initial purchasers’ over-allotment option to purchase an additional $30 million aggregate principal amount of Convertible Notes. The Convertible Notes will mature on February 23, 2026, unless earlier repurchased or exchanged. The Convertible Notes bear interest at the rate of 6.50% per year plus an additional amount based on the dividends paid by the Company on its common stock, $0.01 par value per share. Interest on the notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021. Interest expense related to the Convertible notes was $14.8 million and $12.9 million for the years ended December 31, 2022 and 2021, respectively.

Subject to certain restrictions on share ownership and transfer, holders may exchange the Convertible Notes at their option prior to the close of business on the business day immediately preceding November 25, 2025, but only under the following circumstances: (1) during the five consecutive business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the exchange rate for the Convertible Notes on each such trading day; or (2) upon the occurrence of certain specified corporate events. On or after November 25, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders may exchange their Convertible Notes at any time, regardless of the foregoing circumstances. Upon exchange of a Convertible Note, GEO will pay or deliver, as the case may be, cash or a combination of cash and shares of the Company’s common stock. As of December 31, 2022, conditions had not been met to exchange the Convertible Notes.

Upon conversion, the Company will pay or deliver, as the case may be, cash or a combination of cash and shares of common stock. The initial conversion rate is 108.4011 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $9.225 per share of common stock). The conversion rate will be subject to adjustment in certain events. If the Company or GEOCH undergoes a fundamental change, holders may require GEOCH to purchase the Convertible Notes in whole or in part for cash at a fundamental change purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.

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

The Convertible Notes were offered in the United States only to persons reasonably believed to be “qualified institutional buyers” pursuant to Rule 144A under the Securities Act, and outside of the United States to non-U.S. persons in compliance with Regulation S under the Securities Act. Neither the Convertible Notes nor any of the shares of the Company’s common stock issuable upon exchange of the Convertible Notes, if any, have been, or will be, registered under the Securities Act and, unless so registered, may not be offered or sold in the United States, except pursuant to an applicable exemption from the registration requirements under the Securities Act.

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

Because the Company currently intends to settle conversions by paying cash up to the principal amount of the Convertible Notes, with any excess conversion value settled in shares of common stock, the Convertible Notes are being accounted for using the net settlement method (or treasury stock-type method) for the purposes of calculating diluted earnings per share. Using this method, the denominator will be affected when the average share price of the Company's common stock for a given period is greater than the conversion price of approximately $9.225 per share. There was a dilutive impact of approximately 1.3 million shares for the three months ended December 31, 2022 and no dilutive impact for the years ended December 31, 2022 and 2021.

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

Non-Recourse Debt

Australia - Ravenhall

In connection with a design and build project agreement with the State of Victoria, in September 2014, the Company had entered into a syndicated facility agreement (the "Construction Facility") to provide debt financing for construction of the project. On September 20, 2022, the Company sold its equity investment interest in the Ravenhall project and, as a result, the non-recourse notes were transferred to the buyer and are no longer an outstanding obligation of the Company. Refer to Note 17 - Commitments, Contingencies and Other Matters for further information.

Other

In August of 2019, the Company entered into two identical Notes in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the Notes are through September 1,

2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. The Company has entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at December 31, 2022 is $0.6 million of deferred loan costs incurred in the transaction. Refer to Note 9 - Derivative Financial Instruments for further information.

Debt Repayment

Debt repayment schedules under Finance Lease Obligations, Long-Term Debt, Term Loans and the Exchange Credit Agreement are as follows:

Fiscal Year	Finance Leases	Long-Term Debt	Revolver	Term Loans	Total Repayment
	(In thousands)
2023	$759	$1,166	$—	$42,860	$44,785
2024	759	24,461	30,000	42,860	98,080
2025	536	1,274	—	42,860	44,670
2026	29	342,183	—	42,860	385,072
2027	—	1,383	—	911,801	913,184
Thereafter	—	560,215	—	—	560,215
	2,083	930,682	30,000	1,083,241	2,046,006
Interest imputed on finance leases	(106)	—	—	—	(106)
Original issue (discount) premium	—	(37,981)	—	22,423	(15,558)
Current portion	(697)	(1,166)	—	(42,860)	(44,723)
Non-current portion	$1,280	$891,535	$30,000	$1,062,804	$1,985,619

Guarantees

The Company has entered into certain guarantees in connection with the performance of a facility in Australia (Refer to Note 6 - Contract Receivable). The obligations amounted to approximately AUD53 million, or $36.1 million, based on exchange rates in effect as of December 31, 2022.

At December 31, 2022, the Company also had seven letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $9.1 million.

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

Lease related assets and liabilities are recorded on the balance sheet as follows (in thousands):

	Classification on the Balance Sheet	December 31, 2022	December 31, 2021
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$90,950	$112,187
Finance lease assets	Property and Equipment, Net	1,895	3,420
Total lease assets		$92,845	$115,607

Liabilities
Current
Operating	Operating lease liabilities, current portion	$22,584	$28,279
Finance [1]	Current portion of finance liabilities, long-term debt and non-recourse debt	697	1,866
Noncurrent
Operating	Operating Lease Liabilities	73,801	89,917
Finance [1]	Finance Lease Liabilities	1,280	1,977
Total lease liabilities		$98,362	$122,039

[1] Also refer to Note 12 - Debt.

Certain information related to the lease costs for finance and operating leases is presented as follows (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating lease cost	$37,362	$40,020
Finance lease cost:
Amortization of right-of-use assets	1,525	1,687
Interest on lease liabilities	119	287
Total finance lease cost	1,644	1,974
Short-term lease cost	4,869	350
Total lease cost	$43,875	$42,344
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$37,836	$38,874
Operating cash flows for finance leases	$1,262	$1,255
Financing activities for finance leases	$726	$1,289
Right-of-use assets obtained in exchange for new operating lease liabilities	$11,697	$10,786
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$1,198
Weighted average remaining lease term:
Operating leases	6.3 years	6.2 years
Finance leases	2.8 years	3.8 years
Weighted average discount rate:
Operating leases	3.90%	4.56%
Finance leases	4.00%	5.26%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities and finance lease liabilities recorded on the balance sheet as of December 31, 2022 (in thousands).

	Operating Leases	Finance Leases
2023	$28,447	$759
2024	23,527	759
2025	17,844	536
2026	11,593	29
2027	9,069	—
Thereafter	21,849	—
Total minimum lease payments	112,329	2,083
Less: amount of lease payment representing interest	(15,944)	(106)
Present value of future minimum lease payments	96,385	1,977
Less: current obligations under leases	(22,584)	(697)
Long-term lease obligations	$73,801	$1,280

14.
Benefit Plans

The Company’s employees participate in an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code that covers substantially all U.S. based salaried employees. Employees may contribute a percentage of eligible compensation to the plan, subject to certain limits under the Internal Revenue Code. For the years ended December 31, 2022, 2021 and 2020, the Company provided matching contributions of $7.2 million, $7.3 million and $8.3 million, respectively.

The Company has two non-contributory defined benefit pension plans covering certain of the Company’s executives. Retirement benefits are based on years of service, employees’ average compensation for the last five years prior to retirement and social security benefits. Currently, the plans are not funded. The Company purchased and is the beneficiary of life insurance policies for certain participants enrolled in the plans. There were no significant transactions between the employer or related parties and the plans during 2022, 2021 or 2020.

The Company had a non-qualified deferred compensation agreement with its Executive Chairman and former Chief Executive Officer (“CEO”). The agreement provided for a lump sum payment upon retirement, no sooner than age 55. As of December 31, 2022, the Executive Chairman had reached age 55 and was eligible to receive the payment upon retirement.

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

The Company and its Executive Chairman and former CEO, subsequently entered into on May 27, 2021, and effective July 1, 2021, an Amended and Restated Executive Retirement Agreement which replaced the February 26, 2020 agreement discussed above. Pursuant to the terms of the Amended and Restated Executive Retirement Agreement, upon the date that the Executive Chairman ceases to provide services to the Company, the Company will pay to the Executive Chairman an amount equal to $3,600,000 which shall be paid in cash. The payment shall be credited with interest at a rate of 5% compounded quarterly. Additionally, at the end of each calendar year provided that the Executive Chairman is still providing services to GEO pursuant to the Executive Chairman Employment Agreement, GEO will credit an amount equal to $1,000,000 (the "Employment Contributions Account"). The Employment Contributions Account will be credited with interest at the rate of 5% compounded quarterly. As the Executive Chairman's retirement payment will no longer be settled with a fixed number of shares of GEO’s common stock, $3,600,000 has been reclassified from equity to other non-current liabilities in 2021. The balance of the Amended and Restated Executive Retirement Agreement was approximately $7 million at December 31, 2022 which is fully funded. The following table presents the balance due to the Executive Chairman at the end of each the next five years under the Amended and Restated Executive Retirement Agreement provided that the Executive Chairman is still providing services to the Company under his Executive Chairman Employment Agreement:

Fiscal Year	Retirement Obligation
(In thousands)
12/31/2023	$9,557
12/31/2024	$12,617
12/31/2025	$16,336
12/31/2026	$20,856
12/31/2027	$26,351

The following table summarizes key information related to the Company’s defined benefit pension plans. The table illustrates the reconciliation of the beginning and ending balances of the benefit obligation showing the effects during the periods presented attributable to service cost, interest cost, plan amendments, termination benefits, actuarial gains and losses. The assumptions used in the Company’s calculation of accrued pension costs are based on market information and the Company’s historical rates for employment compensation and discount rates. The vested benefit obligation is determined as the actuarial present value of the vested benefits to which the employee is currently entitled to but based on the employee's expected date of separation or retirement.

	December 31, 2022	December 31, 2021
Accumulated Benefit Obligation, End of Year	$21,612	$25,417

Change in Projected Benefit Obligation
Projected Benefit Obligation, Beginning of Year	$31,830	$33,530
Service Cost	1,118	1,404
Interest Cost	962	1,274
Actuarial Gain	(6,710)	(3,505)
Benefits Paid	(993)	(873)
Projected Benefit Obligation, End of Year	$26,207	$31,830
Change in Plan Assets
Plan Assets at Fair Value, Beginning of Year	$—	$—
Company Contributions	993	873
Benefits Paid	(993)	(873)
Plan Assets at Fair Value, End of Year	$—	$—
Unfunded Status of the Plan	$(26,207)	$(31,830)
Amounts Recognized in Accumulated Other Comprehensive Income
Net Loss	(511)	6,631
Total Pension Cost	$(511)	$6,631

	2022	2021
Components of Net Periodic Benefit Cost
Service Cost	$1,118	$1,404
Interest Cost	962	1,274
Amortization of:
Net Loss	431	788
Net Periodic Pension Cost	$2,511	$3,466
Weighted Average Assumptions for Expense
Discount Rate	5.20%	3.05%
Expected Return on Plan Assets	N/A	N/A
Rate of Compensation Increase	4.40%	4.40%

The long-term portion of the pension liability related to the defined benefit plan as of December 31, 2022 and 2021 was $25.4 million and $31.5 million, respectively, and is included in Other Non-Current liabilities in the accompanying consolidated balance sheets.

The amount included in accumulated other comprehensive income as of December 31, 2022 that has not yet been recognized as a component of net periodic benefit cost is $0.5 million. There was no amount included in other accumulated comprehensive income as of December 31, 2022 that is expected to be recognized as a component of net periodic benefit cost in fiscal year 2023.

The benefit payments reflected in the table below represent the Company’s obligations to employees that are eligible for retirement or have already retired and are receiving deferred compensation benefits:

Fiscal Year	Pension Benefits
(In thousands)
2023	$996
2024	987
2025	1,060
2026	1,424
2027	1,580
Thereafter	20,160
$26,207

The Company also maintains The GEO Group Inc. Deferred Compensation Plan (“Deferred Compensation Plan”), a non-qualified deferred compensation plan for employees who are ineligible to participate in its qualified 401(k) plan. Eligible employees may defer a fixed percentage of their salary and the Company matches employee contributions up to a certain amount based on the employee’s years of service. Payments will be made at retirement age of 65, at termination of employment or earlier depending on the employees’ elections. The Company established a rabbi trust; the purpose of which is to segregate the assets of the Deferred Compensation Plan from the Company’s cash balances. The funds in the rabbi trust are included in Restricted Cash and Investments in the accompanying Consolidated Balance Sheets. These funds are not available to the Company for any purpose other than to fund the Deferred Compensation Plan; however, these funds may be available to the Company’s creditors in the event the Company becomes insolvent. The rabbi trust had a balance of approximately $37.0 million at December 31, 2022. All employee and employer contributions relative to the Deferred Compensation Plan are made directly to the rabbi trust. The Company recognized expense related to its contributions of $0.6 million for the year ended December 31, 2022 and $0.1 million for each of the years ended December 31, 2021 and 2020. The total liability for this plan at December 31, 2022 and 2021 was approximately $32.3 million and $35.0 million, respectively, and is included in Other Non-Current Liabilities in the accompanying Consolidated Balance Sheets. The current portion of this liability was $1.8 million and $3.7 million as of December 31, 2022 and 2021, respectively.

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

Fiscal Year	2022	2021	2020
Revenues:
U.S. Secure Services	$1,437,831	$1,488,936	$1,571,216
Electronic Monitoring and Supervision Services	496,268	278,934	241,944
Reentry Services	255,428	274,893	309,398
International Services	187,200	213,849	227,540
Total revenues	$2,376,727	$2,256,612	$2,350,098
Capital Expenditures:
U.S. Secure Services	$52,613	$23,780	$58,410
Electronic Monitoring and Supervision Services	31,354	29,504	32,972
Reentry Services	3,181	14,675	16,276
International Services	2,878	1,435	1,142
Total capital expenditures	$90,026	$69,394	$108,800
Depreciation and amortization:
U.S. Secure Services	$80,600	$83,721	$80,702
Electronic Monitoring and Supervision Services	31,838	30,422	31,678
Reentry Services	18,416	18,773	20,154
International Services	2,071	2,261	2,146
Total depreciation and amortization	$132,925	$135,177	$134,680
Operating Income:
U.S. Secure Services	$279,975	$292,925	$298,952
Electronic Monitoring and Supervision Services	238,194	127,070	97,421
Reentry Services [1]	42,923	50,128	6,740
International Services	18,982	22,266	19,664
Operating income from segments	$580,074	$492,389	$422,777
General and Administrative Expenses	(196,972)	(204,306)	(193,372)
Total operating income	$383,102	$288,083	$229,405

[1] Operating income for Reentry Services for the year ended December 31, 2020 includes a goodwill impairment charge of $21.1 million.

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates, in each case, during the years ended December 31, 2022, 2021 and 2020, respectively.

Fiscal Year Ended	2022	2021	2020
	(In thousands)
Operating income from segments	$580,074	$492,389	$422,777
Unallocated amounts:
General and administrative expense	(196,972)	(204,306)	(193,372)
Net interest expense	(147,719)	(105,453)	(103,765)
Gain (loss) on extinguishment of debt	(37,895)	4,693	5,319
Net gain (loss) on disposition of assets	32,332	5,499	(6,831)
Income before income taxes and equity in earnings of affiliates	$229,820	$192,822	$124,128

	2022	2021
	(In thousands)
Segment assets:
U.S. Secure Services	$2,371,146	$2,433,023
Reentry Services	572,154	566,916
Electronic Monitoring and Supervision Services	536,291	483,112
International Services	66,023	451,547
Total segment assets	$3,545,614	$3,934,598

Asset Reconciliation

The following is a reconciliation of the Company’s reportable segment assets to the Company’s total assets as of December 31, 2022 and 2021, respectively.

	2022	2021
	(In thousands)
Reportable segment assets	$3,545,614	$3,934,598
Cash	95,073	506,491
Deferred income tax assets	8,005	—
Restricted cash and investments, current and non-current	111,691	96,319
Total assets	$3,760,383	$4,537,408

Geographic Information

During each of the years ended December 31, 2022, 2021 and 2020, the Company’s international operations were conducted through (i) the Company’s wholly owned Australian subsidiary, The GEO Group Australia Pty. Ltd., through which the Company has management contracts for four correctional facilities, (ii) the Company's wholly owned subsidiaries, GEO Ravenhall Finance Holdings Pty. Ltd. and GEO Ravenhall Holdings Pty. Ltd. which, together, had a design and construction contract for a facility in Ravenhall, Australia which was completed in November 2017, (iii) the Company’s wholly-owned subsidiary in South Africa, SACM, through which the Company manages one correctional facility, and (iv) the Company’s wholly-owned subsidiary in the United Kingdom, The GEO Group UK Ltd., through which the Company managed the Dungavel House Immigration Removal Centre (GEO transitioned the management contract for Dungavel to the government effective September 30, 2021).

Fiscal Year	2022	2021	2020
	(In thousands)
Revenues:
U.S. operations	$2,189,527	$2,043,157	$2,123,045
Australia operations	168,225	186,980	201,932
South African operations	18,975	19,527	17,044
United Kingdom operations	—	6,948	8,077
Total revenues	$2,376,727	$2,256,612	$2,350,098
Property and Equipment, net:
U.S. operations	$1,991,968	$2,026,252	$2,109,070
Australia operations	9,961	11,491	12,908
South African operations	92	102	127
United Kingdom operations	-	-	90
Total Property and Equipment, net	$2,002,021	$2,037,845	$2,122,195

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

Fiscal Year	2022	2021
	(In thousands)
Revenues:
Secure Services [1]	$1,625,031	$1,702,785
Electronic Monitoring and Supervision Services	496,268	278,934
Reentry Services	255,428	274,893
Total revenues	$2,376,727	$2,256,612

[1] Includes international secured services

Equity in Earnings of Affiliates

Equity in earnings of affiliates for 2022, 2021 and 2020 includes the operating results of the Company’s joint ventures in SACS and GEOAmey. These joint ventures are accounted for under the equity method and the Company’s investments in SACS and GEOAmey are presented as a component of other non-current assets in the accompanying Consolidated Balance Sheets.

The Company has recorded $2.5 million, $3.6 million and $3.7 million in earnings, net of tax impact, for SACS operations during the years ended December 31, 2022, 2021 and 2020, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying Consolidated Statements of Operations. As of December 31, 2022 and 2021, the Company’s investment in SACS was $10.2 million and $10.3 million, respectively. The investment is included in other non-current assets in the accompanying Consolidated Balance Sheets. The Company received dividend distributions of $1.9 million and $3.1 million, in 2022 and 2021, respectively, from this unconsolidated joint venture.

The Company has recorded $2.2 million, $3.6 million and $5.5 million in earnings, net of tax impact, for GEOAmey’s operations during the years ended December 31, 2022, 2021 and 2020, respectively, which are included in equity in earnings of affiliates, net of income tax provision, in the accompanying Consolidated Statements of Operations. As of December 31, 2022 and 2021, the Company’s investment in GEOAmey was $8.7 million and $10.1 million, respectively, and represents its share of cumulative reported earnings. The Company received dividend distributions of $2.6 million and $5.2 million in 2022 and 2021, respectively, from this unconsolidated joint venture. There were no dividend distributions in 2020.

Business Concentration

Except for the major customer noted in the following table, no other single customer made up greater than 10% of the Company’s consolidated revenues for the following fiscal years:

Customer	2022	2021	2020
Various agencies of the U.S Federal Government:	64%	58%	56%

The concentrations above relate to the Company's U.S. Secure Services and its Electronic Monitoring and Supervision segments.

Credit risk related to accounts receivable is reflective of the related revenues.

16.
Income Taxes

The United States and foreign components of income before income taxes and equity in earnings in affiliates are as follows:

	2022	2021	2020
	(In thousands)
Income before income taxes and equity in earnings in affiliates
United States	$205,360	$161,856	$96,428
Foreign	24,460	30,966	27,700
Income before income taxes and equity in earnings in affiliates	$229,820	$192,822	$124,128

The provision for income taxes consists of the following components:

	2022	2021	2020
	(In thousands)
Federal income taxes:
Current	$25,699	$20,006	$8,259
Deferred	17,328	71,202	(255)
	43,027	91,208	8,004
State income taxes:
Current	10,422	8,564	4,146
Deferred	3,960	18,587	47
	14,382	27,151	4,193
Foreign income taxes (benefit):
Current	39,904	7,780	(3,163)
Deferred	(34,414)	(3,409)	11,429
	5,490	4,371	8,266
Total U.S. and foreign provision for income taxes	$62,899	$122,730	$20,463

A reconciliation of the statutory U.S. federal tax rate of 21% and the effective income tax rate is as follows:

	2022	2021	2020
	(In thousands)
Provisions using statutory federal income tax rate	$48,262	$40,492	$26,067
State income taxes, net of federal tax benefit	12,738	7,921	3,099
REIT benefit	—	—	(12,271)
Change in valuation allowance	(242)	389	(1,775)
Federal tax credits	(1,742)	(1,414)	(2,015)
Foreign income taxes	1,932	3,802	1,373
Tax impact of vested equity compensation	2,100	3,621	3,628
Impact of REIT termination	—	70,813	—
Change in contingent tax liability	452	(4,339)	143
Asset divestiture	(5,596)	—	—
Other, net	4,995	1,445	2,214
Total provision for income taxes	$62,899	$122,730	$20,463

The Company's effective tax rate differs from the U.S. statutory rate of 21% primarily due to lower taxes on an asset divestiture in 2022 of $5.6 million, non-cash tax expense related to the termination of the REIT status in 2021 of $70.8 million and lower taxes due to a zero tax rate on earnings generated by the Company's REIT operations while a REIT in 2020 of $12.3 million. Additionally, taxes differ due to state income taxes and foreign income taxes in excess of the US statutory rate in the presented periods. State income taxes, net of federal tax benefits of $12.7 million, $7.9 million and $3.1 million were incurred in 2022, 2021 and 2020, respectively.

The following table presents the breakdown between non-current net deferred tax assets as classified on the balance sheets as of December 31, 2022 and 2021:

	2022	2021
	(In thousands)
Deferred tax assets - non-current	$8,005	$—
Deferred tax liabilities - non-current	(75,849)	(80,768)
Total net deferred tax assets	$(67,844)	$(80,768)

The significant components of the Company's deferred tax assets and liabilities consisted of the following as of December 31, 2022 and 2021:

	2022	2021
Deferred tax assets:	(In thousands)
Net operating losses	$17,457	$18,022
Accrued liabilities	34,333	29,473
Deferred compensation	14,437	19,052
Accrued compensation	6,928	6,694
Deferred revenue	1,654	21,134
Tax credits	4,423	3,065
Equity awards	3,322	3,694
Operating lease liability	23,556	28,756
Other, net	910	1,212
Valuation allowance	(21,016)	(19,322)
Total deferred tax assets	$86,004	$111,780
Deferred tax liabilities:
Depreciation	$(85,402)	$(59,057)
Intangible assets	(46,228)	(48,935)
Capitalized transaction costs	—	(15,229)
Accounting method change	—	(2,334)
Prepaid expenses and other	(16)	(39,739)
Lease right-of-use assets	(22,202)	(27,254)
Total deferred tax liabilities	$(153,848)	$(192,548)

Total net deferred tax assets (liabilities)	$(67,844)	$(80,768)

Deferred income taxes should be reduced by a valuation allowance if it is not more likely than not that some portion or all of the deferred tax assets will be realized. On a periodic basis, management evaluates and determines the amount of the valuation allowance required and adjusts such valuation allowance accordingly. At year end 2022 and 2021, the Company has a valuation allowance of $21.0 million and $19.3 million, respectively related to deferred tax assets for foreign net operating losses and foreign tax credits, state net operating losses and state tax credits. The valuation allowance increased by $1.7 million during the year ended December 31, 2022 related to certain deferred tax assets increases that were not benefited.

The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are permanently invested outside the United States. At December 31, 2022, $10.2 million of accumulated undistributed earnings of non-U.S. subsidiaries were permanently invested outside the United States. At the existing U.S. federal income and applicable foreign withholding tax rates, additional taxes (net of foreign tax credits) of $0.5 million, consisting solely of withholding taxes, would have to be provided if such earnings were remitted currently.

At December 31, 2022, the Company had no Federal net operating loss carryforwards and $210.0 million of combined net operating loss carryforwards in various states which will begin to expire in 2023. The Company has recorded a partial valuation allowance against the deferred tax assets related to the state operating losses.

Also, as of the year ended December 31, 2022, the Company had $14.0 million of foreign operating losses which carry forward indefinitely and $1.9 million of state tax credits which will begin to expire in 2023. The Company has recorded a partial valuation allowance against the deferred tax assets related to the foreign operating losses and state tax credits.

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. The exercise of non-qualified stock options and vesting of restricted stock awards which have been granted under the Company’s equity award plans give rise to compensation income which is includable in the taxable income of the applicable employees and the majority of which is deductible by the Company for federal and state income tax purposes. In the case of non-qualified stock options, the compensation income results from increases in the fair market value of the Company's common stock subsequent to the date of grant. At December 31, 2022, the deferred tax asset related to unexercised stock options and restricted stock grants for which the Company has recorded a book expense was $3.3 million.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2022	2021	2020
	(In thousands)
Balance at Beginning of Period	$1,105	$5,623	$5,469
Additions based on tax positions related to the current year	581	133	44
Additions for tax positions of prior years	57	57	166
Reductions as a result of a lapse of applicable statutes of limitations	(223)	(4,708)	(56)
Balance at End of Period	$1,520	$1,105	$5,623

All amounts in the reconciliation are reported on a gross basis and do not reflect a federal tax benefit on state income taxes. The Company has accrued $1.5 million of accrued uncertain tax benefits as of December 31, 2022 which is inclusive of the federal tax benefit on state income taxes. The Company believes that it is reasonably possible that a decrease may be necessary in the unrecognized tax benefits within twelve months of the reporting date of approximately $0.1 million, related to state tax exposures, due to a lapse of the statute of limitation. The accrued uncertain tax balance at December 31, 2022 includes $1.5 million of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2018.

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

During the year ended December 31, 2021, the Company recognized a net decrease in interest of $0.2 million related to the change of unrecognized tax benefits noted above. The net decrease in interest during the year ended December 31, 2022 was not significant. During the year ended December 31, 2022, the Company recorded a potential penalty of $0.1 million. There was no potential penalty recorded during the year ended December 31, 2021. The Company had approximately $0.1 million for the payment of interest and penalties accrued at December 31, 2022. The amount accrued for the payment of interest and penalties was not significant at December 31, 2021. The Company classifies interest and penalties as interest expense and operating expense, respectively.

17.
Commitments, Contingencies and Other Matters

Collective Bargaining Agreements

The Company had approximately 47% of its workforce covered by collective bargaining agreements at December 31, 2022. Collective bargaining agreements with 9% of employees are set to expire in less than one year.

Contract Developments

Effective April 6, 2022, Delaware County, Pennsylvania took over management of the managed-only George W. Hill Correctional

Facility.

The Company's contract with the BOP for its company-owned North Lake Correctional Facility in Michigan expired at the end of September 2022. As of December 31, 2022, the Company no longer has any contracts with the BOP for secure correctional facilities.

The Company received a contract extension with the USMS extending to September 2023 for its company-leased Western Region Detention Facility in California.

In October 2022, the Company signed a five-year contract renewal for the 780-bed Florence West Correctional and Rehabilitation Facility in Arizona.

In December 2022, the Company signed a two-year contract renewal for the 3,400-bed Kingman Correctional and Rehabilitation Facility in Arizona.

During the fourth quarter of 2022, the Company was notified by the USMS of the agency's intent to exercise the five-year contract option period for its 768-bed Robert Deyton Facility in Georgia.

During the fourth quarter of 2022, the Company renewed five residential reentry contracts, including four contracts with the BOP.

On January 9, 2023, the Company announced that its Australian subsidiary, GEO Australia, had entered into a contract with the Department of Justice and Community Safety in the State of Victoria for delivery of primary health services across thirteen public prisons. The contract will commence on July 1, 2023.

Commitments

As of December 31, 2022, the Company had contractually required commitments for a number of projects using existing Company financing facilities. The Company’s management estimates that these existing contractually required capital projects will cost approximately $42.2 million, of which $19.5 million was spent through 2022. The Company estimates the remaining capital requirements related to these contractually required capital projects to be approximately $22.7 million. These projects are expected to be completed through 2023.

In addition to these current estimated capital requirements, the Company is currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that the Company wins bids for these projects and decides to self-finance their construction, its capital requirements could materially increase.

Litigation, Claims and Assessments

Shareholder and Derivative Litigation

On July 7, 2020, a putative shareholder class action lawsuit was filed against the Company and its officers George C. Zoley and Brian R. Evans, in the U.S. District Court for the Southern District of Florida. On November 18, 2020, the lead plaintiffs, James Michael DeLoach and Edward Oketola, filed a consolidated class action amended complaint against Messrs. Zoley and Evans––as well as then current and former Company officers J. David Donahue and Ann M. Schlarb. On September 23, 2021, the court dismissed all claims against Messrs. Evans and Donahue, and Ms. Schlarb, and dismissed all claims against GEO and Mr. Zoley other than claims related to GEO's disclosures about pending litigation. On October 4, 2021, plaintiffs filed a consolidated class action second amended complaint. The second amended complaint alleges that GEO and Mr. Zoley violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and alleges that Mr. Zoley violated Section 20(a) of the Exchange Act, by making materially false and misleading statements and/or omissions related to pending litigation, and seeks relief individually and on behalf of a putative class consisting of all persons and entities––other than the defendants, the officers and directors of the Company, members of their immediate families and their legal representatives, heirs, successors or assigns and any entity in which the defendants have or had a controlling interest––who purchased or otherwise acquired the Company’s securities during the alleged class period from November 9, 2018 to August 5, 2020, inclusive. The second amended complaint seeks damages, interest, attorneys’ fees, expert fees, other costs, and such other relief as the court may deem proper. On June 21, 2022, the court dismissed all claims in the second amended complaint other than those related to the Company’s statements about pending lawsuits made prior to July 17, 2019.

After the putative shareholder class action lawsuit was filed, three related putative shareholder derivative actions have also been filed. These cases generally allege breaches of fiduciary duties related to the same underlying matters alleged in the class action. First, on July 1, 2021, a putative shareholder derivative complaint was filed in Palm Beach County, Florida Circuit Court against the Company, as well as current and former Company directors and officers George C. Zoley, Jose Gordo, Brian R. Evans, Ann M. Schlarb, Richard H. Glanton, Anne N. Foreman, Christopher C. Wheeler, Julie M. Wood, Guido van Hauwermeiren, Scott M. Kernan, and Duane Helkowski (collectively, the “State Court Defendants”). Second, on November 12, 2021, a putative shareholder derivative complaint was filed in the U.S. District Court for the Southern District of Florida against the Company, the State Court Defendants, as well as then current and former Company officers David Venturella and J. David Donahue (collectively, the “Derivative Defendants”). Third, on August 24, 2022, a putative stockholder derivative complaint was filed in the U.S. District Court for the Southern District of Florida against the Company and the Derivative Defendants. The state-court complaint alleges breach of fiduciary duty and unjust enrichment claims against the State Court Defendants relating to purported healthcare and quality of care deficiencies, an allegedly inadequate response to the COVID-19 pandemic, alleged forced labor by detainees, and alleged exposure to pending litigation, which purportedly led to damage to GEO. The federal-court complaints make similar allegations of breach of fiduciary duty as to the Derivative Defendants, and also allege that the Derivative Defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and that Mr. Zoley contributed to alleged violations of Sections 10(b) and 21D of the Exchange Act. These cases are currently stayed pending the resolution of the federal putative shareholder class action lawsuit described above.

GEO strongly disputes the claims made in these four lawsuits, and intends to take all necessary steps to vigorously defend itself from these lawsuits.

Immigration Detainee Litigation

Civil immigration detainees at the Aurora ICE Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the U.S. District Court for the District of Colorado. The complaint alleges that the Company was in violation of the Colorado Minimum Wages of Workers Act and the Federal Trafficking Victims Protection Act (“TVPA”). The complaint also claims that the Company was unjustly enriched based on the level of payment the detainees received for work performed in a Voluntary Work Program ("VWP") the Company is required to implement at the facility under the terms of its contract with the federal government. On July 6, 2015, the court found that detainees were not employees under the Colorado Minimum Wage Order and dismissed this claim. On February 27, 2017, the court granted the plaintiffs' motion for class certification on the TVPA and unjust enrichment claims. The plaintiffs class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the court may deem proper. On October 18, 2022, the court issued an order granting plaintiffs’ motion for summary judgment on the Company’s affirmative defenses, denying the Company’s motion for summary judgment, motion to dismiss, and motion for decertification of the class, narrowing the class period for plaintiffs’ TVPA claims, and otherwise ruling against the Company’s motions for relief. All trial dates are currently stayed by court order pending appeal of evidentiary issue to the 10th Circuit Court of Appeal.

Since the Colorado suit was initially filed, four similar lawsuits have been filed - two in the state of Washington and two in California.

The first of the two state of Washington lawsuits was filed on September 26, 2017 by immigration detainees against the Company in the U.S. District Court for the Western District of Washington. The second lawsuit was filed on September 20, 2017 by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. The plaintiffs claimed that Washington State minimum wage laws should be enforced with respect to detainees who volunteer to participate in a VWP administered by GEO at the Northwest ICE Processing Center (the "Center") as required by the U.S. Department of Homeland Security under the terms of GEO’s contract. The Center houses persons in the custody of federal immigration authorities while the federal government is determining their immigration status. In October 2021, an unfavorable jury verdict and court judgment resulting in a combined $23.2 million judgment entered against the Company in the retrial of the two cases, which judgment amounts were subsequently increased by a further award against the Company of attorney’s fees, costs, and pre-judgment interest in the amount of $12.7 million. Post judgment interest is accruing on these judgments in accordance with Washington law. The trial court has waived the necessity to post a supersedeas bond for the combined judgments and has stayed enforcement of the verdict and judgments while GEO’s appeal to the U.S. Court of Appeals for the Ninth Circuit is pending. Oral argument was held on October 6, 2022. The case has been formally submitted to the three-judge panel for decision. GEO intends to take all necessary steps to vigorously defend itself. The Company has not established an accrual for this judgment as it believes a potential loss related to this case is not probable.

In California, a class-action lawsuit was filed on December 19, 2017 by immigration detainees against the Company in the U.S. District Court Eastern Division of the Central District of California. The California lawsuit alleges violations of the state’s minimum wage laws, violations of the TVPA and California's equivalent state statute, unjust enrichment, unfair competition and retaliation. The California court has certified a class of individuals who have been civilly detained at the Company's Adelanto Facility from December 19, 2014, until the date of final judgment. On March 31, 2022, the court entered a stay of the California case until the Ninth Circuit rules on the Washington cases.

Current and former detainees of the Mesa Verde ICE Processing Center and the Golden State Annex ICE Processing Center filed a class action lawsuit on July 13, 2022, against the Company in the U.S. District Court for the Eastern District of California, Fresno Division. This lawsuit is similar to the cases in Colorado, Washington and California discussed above. The complaint alleges that federal detainees who volunteer to participate in the VWP at GEO’s Mesa Verde and Golden State Annex ICE facilities are employees of GEO and entitled to the state’s minimum wage. Plaintiffs also make claims for unfair competition, unjust enrichment, human trafficking, forced labor, California's Private Attorneys General Act and retaliation.

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

Challenges to State Legislation that Conflict with Federal Contracts

On December 30, 2019, the Company filed a lawsuit in the U.S. District Court for the Southern District of California against the State of California for declaratory and injunctive relief challenging California’s newly enacted law - Assembly Bill 32 ("AB-32"), - which prohibits the operation of "private detention facilities" in California, including facilities in which the Company provides secure immigration detention contract services to the federal government. The Company’s lawsuit asserts that AB-32 violates the Constitution’s Supremacy Clause, which protects the federal government from regulation by any state. By prohibiting federal detention facilities in California, the suit argues AB-32 substantially interferes with the ability of USMS and ICE to carry out detention responsibilities for the federal government. Secondly, because AB-32 creates an exemption for the application of AB-32 for the State of California for the use of "private detention facilities" (to alleviate overcrowding), California’s statute unlawfully discriminates against the federal government. On January 24, 2020, the United States filed a lawsuit challenging AB-32. On October 8, 2020, the court issued an order granting, in part, and denying, in part, the Company’s and the United States’ motions for preliminary injunction and California’s motion to dismiss. Among other findings, the court (1) dismissed the Company’s intergovernmental immunity claims as well as the United States’ preemption claims as applied to ICE facilities; (2) found that the Company and the United States were likely to succeed on the preemption claims as applied to U.S. Marshals’ facilities and enjoined enforcing AB-32 against those facilities; and (3) refused to enjoin California from enforcing AB-32 against ICE contracts with the Company and the United States. The Company and the United States appealed to the Ninth Circuit Court of Appeals. Oral argument was held on June 7, 2021. On October 5, 2021, a three-Judge panel of the Ninth Circuit Court of Appeals reversed the lower court’s decision, holding that AB-32 conflicted with federal law. California petitioned the Ninth Circuit for the matter to be heard by the court sitting en banc, which petition was accepted. On September 26, 2022, in an 8-3 en banc decision, the Ninth Circuit Court of Appeals held that AB-32 violates the Constitution's Supremacy Clause and that AB-32 is preempted, vacated the lower court’s denial of the Company’s and the United States’ motions for preliminary injunction, and remanded the case to the District Court to consider the remaining preliminary injunction factors.

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

Other Assessment

A state non-income tax audit completed in 2016 included tax periods for which the state tax authority had a number of years ago processed a substantial tax refund. At the completion of the audit fieldwork, the Company received a notice of audit findings disallowing deductions that were previously claimed by the Company, approved by the state tax authority and served as the basis for the approved refund claim. In early January 2017, the Company received a formal Notice of Assessment of Taxes and Demand for Payment from the taxing authority disallowing the deductions. The total tax, penalty and interest assessed is approximately $20.0 million. The Company is appealing an administrative ruling and disagrees with the assessment and intends to take all necessary steps to vigorously defend its position. The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of outside counsel in connection with this matter.

Asset Divestitures

Effective September 20, 2022, the Company executed a Share and Unit Sale and Purchase Agreement ("SPA") for the sale of its equity investment interest in the government-owned Ravenhall Correctional Centre ("Centre") project in Australia for approximately $84 million in gross proceeds, pre-tax to an unrelated third party. In accordance with the SPA, the Company sold its shares/units in GEO Australasia Holdings Pty Ltd, GEO Australasia Finance Holdings Pty Ltd and GEO Australasia Finance Holding Trust, the Company's former wholly owned subsidiaries. These subsidiaries held the contract receivable and related non-recourse debt which were transferred to the buyer and are no longer an asset or outstanding obligation of the Company. These subsidiaries also held restricted cash that was also transferred to the buyer. The Company continues to manage the operations of the Centre on behalf of the State of Victoria. As a result of the sale, the Company recorded a gain of approximately $29.3 million, pre-tax. The proceeds, along with available cash on hand, were used to repay all of the remaining outstanding principal of its Term Loan B and its newly issued Tranche 3 Loans. Refer to Note 12 - Debt for additional information.

On July 1, 2021, the Company completed a divestiture of its youth division (“Abraxas”). The divestiture included the sale of certain non-real estate assets in the Company's youth division for total consideration of $10 million which was in the form of an unsecured term note receivable (“Term Note”). The Term Note was to mature July 1, 2026 and bore annual interest at 5%. Principal payments of $250,000 were to be due annually each year starting July 1, 2022. After June 30, 2023, an additional payment would have been due equal to 50% of the excess cash flow (as defined in the Term Note) in excess of $1,000,000. The remaining balance was due on the maturity date. Additionally, the Company had provided a $4 million working capital line of credit (“Grid Note”) which was to mature on December 31, 2022 and bore daily interest at prime minus 1%. Each loan under the Grid Note was payable upon the earlier of (i) on demand, (ii) thirty days from the funding date, or (iii) the maturity date. There were no amounts drawn on the Grid Note during 2021. The sale resulted in the assignment of the Company's youth services management contracts to Abraxas. The Company retained the ownership of the youth services real estate assets and have entered into lease agreements with Abraxas for the six company-owned youth facilities. As a result of the transaction, the Company recorded a loss on asset divestiture of approximately $4.5 million during the year ended December 31, 2021 inclusive of a working capital adjustment. On October 15, 2021, the Company signed a letter agreement with Abraxas and another unrelated not-for-profit entity for the settlement of the Term Note and termination of the Grid Note. In accordance with the letter agreement, Abraxas became affiliated with the other unrelated not-for-profit entity and paid the Company $8 million in full settlement of the Term Note on December 31, 2021.

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

18.
Subsequent Events

Options and Restricted Stock Awards

On February 9, 2023, the Compensation Committee of the Board resolved to grant approximately 362,000 options and 1,151,000 shares of restricted stock to certain employees and directors of the Company which will be effective March 1, 2023. Of the total shares of restricted stock granted, 339,000 are performance-based awards which vest subject to the achievement of certain total shareholder return and return on capital employed metrics over a three-year period.

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

Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

See “Item 8. — Financial Statements and Supplementary Data — Management’s Annual Report on Internal Control Over Financial Reporting” for management’s report on the effectiveness of our internal control over financial reporting as of December 31, 2022.

(b) Attestation Report of the Registered Public Accounting Firm

See “Item 8. — Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm” for the report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting as of December 31, 2022.

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

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

We have adopted a code of business conduct and ethics applicable to all of our directors, officers, employees, agents and representatives, including our consultants. The code strives to deter wrongdoing and promote honest and ethical conduct, the avoidance of conflicts of interest, full, fair, accurate, timely and transparent disclosure, compliance with the applicable government and self-regulatory organization laws, rules and regulations, prompt internal reporting of violations of the code, and accountability for compliance with the code. In addition, we have adopted a code of ethics for the CEO, our senior financial officers and all other employees. The codes can be found on our website at http://www.geogroup.com by clicking on the link “About Us” on our homepage and then clicking on the link “Corporate Governance.” In addition, the codes are available in print to any shareholder who request them by contacting our Vice President of Corporate Relations at 561-999-7306. In the event that we amend or waive any of the provisions of the code of business conduct and ethics and the code of ethics for the CEO, our senior financial officers and employees that relate to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on our Investor Relations website. The other information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2023 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the year covered by this report.

ITEM 11. Executive Compensation

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2023 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2023 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2023 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 14. Principal Accountant Fees and Services

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2023 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

3.4	Third Amended and Restated Bylaws of The GEO Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 21, 2021).	https://www.sec.gov/Archives/edgar/data/0000923796/000119312521195250/d192125dex31.htm

3.5	Amendment to Third Amended and Restated Bylaws, effective January 21, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 27, 2022).	https://www.sec.gov/Archives/edgar/data/0000923796/000119312522019826/d305099dex31.htm

3.6	Amendment to Third Amended and Restated Bylaws, effective February 14, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on	https://www.sec.gov/Archives/edgar/data/0000923796/000119312522045923/d106900dex31.htm

Form 8-K filed on February 18, 2022).

3.7	Amendment to Third Amended and Restated Bylaws, effective December 27, 2022 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on December 28, 2022).	https://www.sec.gov/Archives/edgar/data/923796/000119312522313783/d398856dex31.htm

4.1

Indenture, dated as of September 25, 2014, by and between GEO and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 1, 2014).

https://www.sec.gov/Archives/edgar/data/923796/000119312514360857/d795633dex41.htm

4.2

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

4.3	Form of 5.875% Senior Note due 2024 (included in Exhibit 4.5).	https://www.sec.gov/Archives/edgar/data/923796/000119312514360857/d795633dex42.htm

4.4

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

4.5	Form of 6.00% Senior Notes due 2026 (included in Exhibit 4.7).	https://www.sec.gov/Archives/edgar/data/923796/000119312516545008/d172173dex41.htm

4.6	Indenture, dated as of February 24, 2021, by and among GEO Corrections Holdings, Inc., as issuer, The GEO Group, Inc. and the other guarantors named therein, as guarantors, and the Trustee	https://www.sec.gov/Archives/edgar/data/0000923796/000119312521065641/d85561dex41.htm

(portions of this exhibit have been omitted) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on March 2, 2021).

4.7	Form of 6.5% Exchangeable Senior Notes due 2026 (included in Exhibit 4.9).	https://www.sec.gov/Archives/edgar/data/0000923796/000119312521065641/d85561dex41.htm

4.8

Indenture, dated as of August 19, 2022, among The GEO Group, Inc., the guarantors named therein and Ankura Trust Company, LLC, as trustee and second lien collateral trustee, relating to the 10.500% Senior Second Lien Secured Notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 25, 2022).

https://www.sec.gov/Archives/edgar/data/923796/000119312522230195/d392591dex41.htm

4.9	Form of 10.500% Senior Second Lien Secured Notes due 2028 (included in Exhibit 4.8).	https://www.sec.gov/Archives/edgar/data/923796/000119312522230195/d392591dex41.htm

4.10

Indenture, dated as of August 19, 2022, among The GEO Group, Inc., the guarantors named therein and Ankura Trust Company, LLC, as trustee and second lien collateral trustee, relating to the 9.500% Senior Second Lien Secured Notes due 2028 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on August 25, 2022).

https://www.sec.gov/Archives/edgar/data/923796/000119312522230195/d392591dex43.htm

4.11	Form of 9.500% Senior Second Lien Secured Notes due 2028 (included in Exhibit 4.10).	https://www.sec.gov/Archives/edgar/data/923796/000119312522230195/d392591dex43.htm

4.12

Supplemental Indenture, dated as of August 19, 2022, among The GEO Group, Inc., the guarantors named therein and Regions Bank (successor to Wells Fargo Bank, National Association), as trustee, to the Indenture, dated as of September 24, 2014, among The GEO Group, Inc. and Regions Bank (successor to Wells Fargo Bank, National Association), as trustee, relating to the 5.875%

https://www.sec.gov/Archives/edgar/data/923796/000119312522230195/d392591dex46.htm

Senior Notes due 2024 (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on August 25, 2022).

4.13

Supplemental Indenture, dated as of August 19, 2022, among The GEO Group, Inc., the guarantors named therein and Regions Bank (successor to Wells Fargo Bank, National Association), as trustee, to the Indenture, dated as of September 24, 2014, among The GEO Group, Inc. and Regions Bank (successor to Wells Fargo Bank, National Association), as trustee, relating to the 6.000% Senior Notes due 2026 (incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on August 25, 2022).

https://www.sec.gov/Archives/edgar/data/923796/000119312522230195/d392591dex47.htm

4.14	Description of Registrant's Securities*

4.15	Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-3ASR, filed on October 30, 2020).	https://www.sec.gov/Archives/edgar/data/914670/000119312520282734/d12605dex41.htm

4.16	Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-3ASR, filed on October 30, 2020).	https://www.sec.gov/Archives/edgar/data/914670/000119312520282734/d12605dex42.htm

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

10.3	Amendment to The GEO Group, Inc. Senior Management Performance Award Plan †*

10.4

Amended and Restated The GEO Group, Inc. Senior Officer Retirement Plan, effective December 31, 2008 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K January 7, 2009) †

https://www.sec.gov/Archives/edgar/data/923796/000095014409000110/g17230exv10w8.htm

10.5

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

10.15	Senior Officer Employment Agreement, dated July 21, 2014, by and between the Company and Ann Schlarb (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on	https://www.sec.gov/Archives/edgar/data/923796/000119312519138425/d651801dex101.htm

Form 10-Q, filed on May 6, 2019) †

10.16

Senior Officer Employment Agreement dated January 1, 2014 by and between the Company and David Venturella (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020) †.

https://www.sec.gov/Archives/edgar/data/0000923796/000156459020021968/geo-10q_20200331.htm

10.17

Amendment No. 2 to Third Amended and Restated Credit Agreement, dated June 12, 2019, by and among The GEO Group, Inc. and GEO Corrections Holdings, Inc., as the Borrowers, GEO Australasia Holdings PTY LTD, GEO Australasia Finance Holdings PTY LTD, as trustee of the GEO Australasia Finance Holding Trust, BNP Paribas, as administrative agent, and the lenders party thereto (portions of this exhibit have been omitted) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on August 2, 2019)

https://www.sec.gov/Archives/edgar/data/923796/000119312519212102/d759337dex101.htm

10.18 **

Amendment No. 4 to Third Amended and Restated Credit Agreement, dated as of August 19, 2022, by and among the lenders party thereto (including pursuant to a borrower assignment agreement), The GEO Group, Inc., GEO Corrections Holdings, Inc. and BNP Paribas, as administrative agent for the lenders under the existing credit agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 25, 2022).

https://www.sec.gov/Archives/edgar/data/923796/000119312522230195/d392591dex102.htm

10.19 **

Amendment No. 5 to Third Amended and Restated Credit Agreement and Agency Resignation and Appointment Agreement, dated as of August 19, 2022, by and among The GEO Group, Inc., GEO Corrections Holdings, Inc., the guarantors party thereto, the revolving credit lenders party

https://www.sec.gov/Archives/edgar/data/923796/000119312522230195/d392591dex102.htm thereto, the term lenders party thereto, the issuing lenders and the swingline lender, BNP Paribas, as the existing administrative agent for lenders under the existing credit agreement, Alter Domus Products Corp., as the new administrative agent for the lenders under the amended credit agreement, and Alter Domus Products Corp., as the administrative agent for the lenders under the exchange credit agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on August 25, 2022). (included in Exhibit 10-17).

10.20

Confidential Separation and General Release Agreement, entered into between Blake Davis and The GEO Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on April 21, 2021). †

https://www.sec.gov/Archives/edgar/data/0000923796/000119312521124974/d79491dex101.htm

10.21	The GEO Group, Inc. Amended and Restated 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 4, 2021) †	https://www.sec.gov/Archives/edgar/data/0000923796/000119312521150222/d178751dex101.htm

10.22	The GEO Group, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on May 4, 2021). †	https://www.sec.gov/Archives/edgar/data/0000923796/000119312521150222/d178751dex102.htm

10.23

Separation and General Release Agreement, dated as of May 27, 2021, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 1, 2021). †

https://www.sec.gov/Archives/edgar/data/0000923796/000119312521177770/d318382dex101.htm

10.24	Executive Chairman Employment Agreement, dated as of May 27, 2021, by and between The GEO Group, Inc. and George C. Zoley	https://www.sec.gov/Archives/edgar/data/0000923796/000119312521177770/d318382dex102.htm

(incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on June 1, 2021). †

10.25

Amended and Restated Executive Retirement Agreement, dated as of May 27, 2021, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on June 1, 2021). †

https://www.sec.gov/Archives/edgar/data/0000923796/000119312521177770/d318382dex103.htm

10.26

Executive Employment Agreement, dated as of May 27, 2021, by and between The GEO Group, Inc. and Jose Gordo (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on June 1, 2021). †

https://www.sec.gov/Archives/edgar/data/0000923796/000119312521177770/d318382dex104.htm

10.27

Transaction Support Agreement, dated as of July 18, 2022, among the Company, the Agent and the Consenting Creditors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 19, 2022).

https://www.sec.gov/Archives/edgar/data/923796/000119312522196691/d346175dex101.htm

10.28

Credit Agreement, dated as of August 19, 2022 among The GEO Group, Inc. and GEO Corrections Holdings, Inc., as borrowers, the lenders referred to therein and Alter Domus Products Corp., as administrative agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 25, 2022).

https://www.sec.gov/Archives/edgar/data/923796/000119312522230195/d392591dex103.htm

10.29

First Lien Pari Passu Intercreditor Agreement, dated as of August 19, 2022 among Alter Domus Products Corp., as exchange credit facility agent for the exchange credit facility secured parties, Alter Domus Products Corp., as existing credit facility agent for the existing credit facility secured parties and each additional senior representative from time to time party thereto, and acknowledged by The GEO Group, Inc. and GEO Corrections Holdings, Inc. as

https://www.sec.gov/Archives/edgar/data/923796/000119312522230195/d392591dex104.htm borrowers and the other grantors (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on August 25, 2022).

10.30

Consultant Agreement, by and between The GEO Group, Inc. and Ann Schlarb, effective February 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 6, 2023).

https://www.sec.gov/Archives/edgar/data/923796/000119312523003674/d416884dex101.htm

10.31

Consultant Agreement, by and between The GEO Group, Inc. and David Venturella, effective February 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 6, 2023).

https://www.sec.gov/Archives/edgar/data/923796/000119312523025645/d135134dex101.htm

10.32

Senior Officer Employment Agreement, by and between The GEO Group, Inc. and Wayne Calabrese, dated February 9, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 15, 2023).

https://www.sec.gov/Archives/edgar/data/923796/000119312523040224/d419976dex101.htm

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

101*

The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity, and (vi) the Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data Title - the cover page XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

** Certain portions of these Exhibits have been omitted in accordance with Regulation S-K Item 601 because they are both (i) not material to investors and (ii) the type of information that the Registrant customarily and actually treats as private or confidential and have been marked with ‘‘[***]’’ to indicate where omissions have been made. The Registrant agrees to furnish supplementally an unredacted copy of the Exhibit to the SEC upon its request.

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

Date: February 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George C. Zoley	Executive Chairman	February 27, 2023
George C. Zoley
/s/ Jose Gordo	Chief Executive Officer and Director (principal executive officer)	February 27, 2023
Jose Gordo

/s/ Brian R. Evans	Senior Vice President and	February 27, 2023
Brian R. Evans	Chief Financial Officer (principal financial officer)

/s/ Ronald A. Brack	Executive Vice President, Chief Accounting Officer	February 27, 2023
Ronald A. Brack	and Controller (principal accounting officer)

/s/ Dr. Thomas Bartzokis	Director	February 27, 2023
Dr. Thomas Bartzokis

/s/ Julie M. Wood	Director	February 27, 2023
Julie M. Wood

/s/ Anne N. Foreman	Director	February 27, 2023
Anne N. Foreman

/s/ Lindsay L. Koren	Director	February 27, 2023
Lindsay L. Koren

/s/ Jack Brewer	Director	February 27, 2023
Jack Brewer

/s/ Terry Mayotte	Director	February 27, 2023
Terry Mayotte
/s/ Andrew Shapiro	Director	February 27, 2023
Andrew Shapiro

/s/ Scott M. Kernan	Director	February 27, 2023
Scott M. Kernan

THE GEO GROUP, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2022, 2021 and 2020

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions, Actual Charge-Offs	Balance at End of Period
	(In thousands)
YEAR ENDED DECEMBER 31, 2022:
Allowance for doubtful accounts	$1,155	$189	$14	$(549)	$809
YEAR ENDED DECEMBER 31, 2021:
Allowance for doubtful accounts	$2,674	$63	$(1,454)	$(128)	$1,155
YEAR ENDED DECEMBER 31, 2020:
Allowance for doubtful accounts	$3,195	$621	$76	$(1,218)	$2,674