Form 10-Q
period 2023-03-31
GEO GROUP INC
filed 2023-05-03
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, the registrant had 126,023,978 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2023 AND 2022

(In thousands, except per share data)

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenues	$608,209	$551,185
Operating expenses	433,492	385,161
Depreciation and amortization	31,923	35,938
General and administrative expenses	50,134	48,560
Operating income	92,660	81,526
Interest income	1,168	5,628
Interest expense	(54,258)	(31,621)
Loss on extinguishment of debt	(136)	—
Loss on asset divestitures	—	(627)
Income before income taxes and equity in earnings of affiliates	39,434	54,906
Provision for income taxes	12,362	17,962
Equity in earnings of affiliates, net of income tax provision of $179 and $112, respectively	922	1,235
Net income	27,994	38,179
Net loss attributable to noncontrolling interests	9	40
Net income attributable to The GEO Group, Inc.	$28,003	$38,219

Weighted-average common shares outstanding:
Basic	121,432	120,714
Diluted	125,139	121,394
Net income per common share attributable to The GEO Group, Inc.:
Basic:
Net income per common share attributable to The GEO Group, Inc. - basic	$0.19	$0.26
Diluted:
Net income per common share attributable to The GEO Group, Inc. - diluted	$0.19	$0.26

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2023 AND 2022

(In thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Net income	$27,994	$38,179
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,379)	425
Change in marketable securities, net of tax provision (benefit) of $106 and ($107), respectively	400	(405)
Pension liability adjustment, net of tax provision of $0 and $23, respectively	—	85
Change in fair value of derivative instrument classified as cash flow hedge, net of tax provision (benefit) of $(273) and $655, respectively	(1,027)	2,464
Total other comprehensive income (loss), net of tax	(2,006)	2,569
Total comprehensive income	25,988	40,748
Comprehensive (income) loss attributable to noncontrolling interests	(1)	55
Comprehensive income attributable to The GEO Group, Inc.	$25,987	$40,803

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2023 AND DECEMBER 31, 2022

(In thousands, except share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$110,916	$95,073
Accounts receivable, less allowance for doubtful accounts of $764 and $809, respectively	349,337	416,399
Prepaid expenses and other current assets	40,995	43,536
Total current assets	501,248	555,008
Restricted Cash and Investments	129,832	111,691
Property and Equipment, Net	1,972,859	2,002,021
Assets Held for Sale	14,594	480
Operating Lease Right-of-Use Assets, Net	85,294	90,950
Deferred Income Tax Assets	8,005	8,005
Goodwill	755,192	755,199
Intangible Assets, Net	144,243	147,688
Other Non-Current Assets	90,717	89,341
Total Assets	$3,701,984	$3,760,383
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$78,851	$79,312
Accrued payroll and related taxes	69,020	53,225
Accrued expenses and other current liabilities	182,768	237,369
Operating lease liabilities, current portion	20,723	22,584
Current portion of finance lease liabilities, long-term debt and non-recourse debt	44,736	44,722
Total current liabilities	396,098	437,212
Deferred Income Tax Liabilities	75,849	75,849
Other Non-Current Liabilities	76,232	74,008
Operating Lease Liabilities	69,698	73,801
Finance Lease Liabilities	1,102	1,280
Long-Term Debt	1,883,956	1,933,145
Commitments, Contingencies and Other Matters (Note 11)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 187,500,000 shares authorized, 130,164,966 and 128,912,410 issued and 125,955,119 and 124,060,038 outstanding, respectively	1,302	1,289
Additional paid-in capital	1,289,399	1,291,363
Retained earnings (accumulated deficit)	23,767	(4,236)
Accumulated other comprehensive loss	(18,935)	(16,919)
Treasury stock, 4,209,847 and 4,852,372 shares, at cost, respectively	(95,175)	(105,099)
Total shareholders’ equity attributable to The GEO Group, Inc.	1,200,358	1,166,398
Noncontrolling interests	(1,309)	(1,310)
Total shareholders’ equity	1,199,049	1,165,088
Total Liabilities and Shareholders’ Equity	$3,701,984	$3,760,383

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2023 AND 2022

(In thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash Flow from Operating Activities:
Net income	$27,994	$38,179
Net loss attributable to noncontrolling interests	9	40
Net income attributable to The GEO Group, Inc.	28,003	38,219
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	31,923	35,938
Stock-based compensation	5,578	6,313
Loss on extinguishment of debt	136	—
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	2,824	1,848
Equity in earnings of affiliates, net of tax	(922)	(1,235)
Dividends received from unconsolidated joint ventures	1,011	1,781
Loss on sale/disposal of property and equipment, net	606	38
Loss on asset divestitures, net	—	627
Changes in assets and liabilities, net of effects of acquisitions:
Changes in accounts receivable, prepaid expenses and other assets	70,962	22,448
Changes in contract receivable	—	1,644
Changes in accounts payable, accrued expenses and other liabilities	(45,381)	14,335
Net cash provided by operating activities	94,740	121,956
Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	175	41
Change in restricted investments	(1,570)	(4,109)
Capital expenditures	(13,767)	(13,773)
Net cash used in investing activities	(15,162)	(17,841)
Cash Flow from Financing Activities:
Payments on long-term debt	(48,273)	(2,881)
Payments on non-recourse debt	—	(2,328)
Proceeds from sale of treasury shares	5,750	—
Taxes paid related to net share settlements of equity awards	(3,445)	(1,285)
Proceeds from issuance of common stock in connection with ESPP	41	43
Proceeds from the exercise of stock options	49	—
Net cash used in financing activities	(45,878)	(6,451)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(1,286)	2,606
Net Increase in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	32,414	100,270
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	143,843	548,322
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$176,257	$648,592
Supplemental Disclosures:
Non-cash Investing and Financing activities:
Right-of-use assets obtained from operating lease liabilities	$1,583	$200
Debt issuance costs in accrued expenses	$3,850	$—
Capital expenditures in accounts payable and accrued expenses	$640	$1,260

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) specialize in the ownership, leasing and management of secure facilities, processing centers and community reentry centers in the United States, Australia and South Africa. The Company owns, leases and operates a broad range of facilities including maximum, medium and minimum security facilities, processing centers, as well as community-based reentry facilities and offers an expanded delivery of rehabilitation services under its 'GEO Continuum of Care' platform. The 'GEO Continuum of Care' program integrates enhanced rehabilitative programs, which are evidence-based and include cognitive behavioral treatment and post-release services, and provides academic and vocational classes in life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for individuals as contracted domestically and in the United Kingdom through its joint venture GEOAmey PECS Ltd. (“GEOAmey”). At March 31, 2023, the Company’s worldwide operations include the management and/or ownership of approximately 82,000 beds at 102 facilities, including idle facilities, and also include the provision of community supervision services for more than 500,000 individuals on average, including nearly 200,000 through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

On December 2, 2021, the Company announced that its board of directors (“Board”) unanimously approved a plan to terminate the Company's REIT status and become a taxable C Corporation, effective for the year ended December 31, 2021. As a result, the Company is no longer required to operate under REIT rules, including the requirement to distribute at least 90% of REIT taxable income to its shareholders, which provides the Company with greater flexibility to use its free cash flow. Effective January 1, 2021, the Company was subject to federal and state income taxes on its taxable income at applicable tax rates and was no longer entitled to a tax deduction for dividends paid. The Company operated as a REIT for the 2020 tax year, and existing REIT requirements and limitations remained in place until December 31, 2020. In connection with terminating the Company’s REIT status, the Board also voted unanimously to discontinue the Company's quarterly dividend in late 2021.

The Company's unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2023 for the year ended December 31, 2022. The accompanying December 31, 2022 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results for the entire year ending December 31, 2023, or for any other future interim or annual periods.

Risks and uncertainties

Executive Order

On January 26, 2021, President Biden signed an executive order directing the United States Attorney General not to renew Department of Justice (“DOJ”) contracts with privately operated criminal detention facilities, as consistent with applicable law. Two agencies of the DOJ, the Federal Bureau of Prisons (“BOP”) and the U.S. Marshals Service (“USMS”), utilize GEO’s support services. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts. As of March 31, 2023, GEO has three company-owned/company-leased facilities under direct contracts with USMS, which have current contract option periods that expire between September 30, 2023 and February 28, 2028. The Company no longer has any contracts with the BOP for secure correctional facilities.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its various business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company's goodwill balances from January 1, 2023 to March 31, 2023 are as follows (in thousands):

	January 1, 2023	Foreign Currency Translation	March 31, 2023
U.S. Secure Services	$316,366	$—	$316,366
Electronic Monitoring and Supervision Services	289,570	—	289,570
Reentry Services	148,873	—	148,873
International Services	390	(7)	383
Total Goodwill	$755,199	$(7)	$755,192

The Company has also recorded other finite and indefinite-lived intangible assets as a result of its various business combinations. The Company's intangible assets include facility management contracts, covenants not to compete, trade names and technology, as follows (in thousands):

	March 31, 2023				December 31, 2022
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	16.3	$308,338	$(209,497)	$98,841	$308,350	$(206,367)	$101,983
Technology	7.3	33,700	(33,498)	202	33,700	(33,195)	505
Trade names	Indefinite	45,200	—	45,200	45,200	—	45,200
Total acquired intangible assets		$387,238	$(242,995)	$144,243	$387,250	$(239,562)	$147,688

Amortization expense was $3.4 million and $7.5 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 3.0 years.

Estimated amortization expense related to the Company's finite-lived intangible assets for the remainder of 2023 through 2027 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2023	$8,776
2024	9,314
2025	9,263
2026	7,170
2027	6,878
Thereafter	57,642
$99,043

3. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

		Fair Value Measurements at March 31, 2023
	Carrying Value at March 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment:
Rabbi Trusts	$44,712	$7,014	$37,698	$—
Marketable equity and fixed income securities	36,844	10,051	26,793	—
Interest rate swap derivatives	3,313	—	3,313	—

		Fair Value Measurements at December 31, 2022
	Carrying Value at December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$36,982	$—	$36,982	$—
Marketable equity and fixed income securities	25,939	—	25,939	—
Interest rate swap derivatives	4,613	—	4,613	—

The Company’s Level 2 financial instruments included in the tables above as of March 31, 2023 and December 31, 2022 consist of interest rate swap derivative assets/liabilities held by GEO, investments in equity and fixed income mutual funds held in the Company’s captive insurance subsidiary, Florina and the Company's rabbi trust established for a GEO employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan. The Company's Level 1 financial instruments included in the table above as of March 31, 2023 consist of money market funds held in Florina and money market funds held in the Company's rabbi trust established for its Executive Chairman's retirement account.

The interest rate swap derivative assets/liabilities are valued using a discounted cash flow model based on projected borrowing rates. The Company's restricted investment in the rabbi trust for The GEO Group, Inc. Non-qualified Deferred Compensation Plan is invested in Company-owned life insurance policies which are recorded at their cash surrender values. These investments are valued based on the underlying investments held in the policies' separate accounts. The underlying assets are equity and fixed income pooled funds. The marketable equity and fixed income securities are valued using quoted rates.

4. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at March 31, 2023 and December 31, 2022 (in thousands):

		Estimated Fair Value Measurements at March 31, 2023
	Carrying Value as of March 31, 2023	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$110,916	$110,916	$110,916	$—	$—
Restricted cash and investments	48,276	48,276	48,276	—	—
Liabilities:
Borrowings under exchange credit facility	$1,065,259	$1,079,553	$—	$1,079,553	$—
10.500% Public Second Lien Notes due 2028	286,521	290,451	—	290,451	—
9.500% Private Second Lien Notes due 2028	239,142	233,746	—	233,746	—
5.875% Senior Notes due 2024	23,253	22,920	—	22,920	—
6.00% Senior Notes due 2026	110,858	99,132	—	99,132	—
6.50% Exchangeable Senior Notes due 2026	230,000	205,046	—	205,046	—

		Estimated Fair Value Measurements at December 31, 2022
	Carrying Value as of December 31, 2022	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$95,073	$95,073	$95,073	$—	$—
Restricted cash and investments	48,770	48,770	48,770	—	—
Liabilities:
Borrowings under exchange credit facility	$1,113,239	$1,112,183	$—	$1,112,183	$—
10.500% Public Second Lien Notes due 2028	286,521	291,610	—	291,610	—
9.500% Private Second Lien Notes due 2028	239,142	232,627	—	232,627	—
5.875% Senior Notes due 2024	23,253	22,997	—	22,997	—
6.00% Senior Notes due 2026	110,858	99,132		99,132
6.50% Exchangeable Senior Notes due 2026	230,000	327,872	—	327,872	—

The fair values of the Company’s cash and cash equivalents, and restricted cash and investments approximates the carrying values of these assets at March 31, 2023 and December 31, 2022. Restricted cash consists of money market funds, bank deposits, commercial paper and time deposits used for asset replacement funds and other funds contractually required to be maintained at the Company's Australian subsidiary. The fair value of the money market funds and bank deposits is based on quoted market prices (Level 1).

As of March 31, 2023, the recurring fair values of the Company's 10.500% Public Second Lien Notes due 2028 and the 9.500% Private Second Lien Notes due 2028 are based on level 2 inputs using quotations by major market news services, such as Bloomberg. The fair value of the Company's exchange credit facility was also based on quotations by major market new services and also estimates of trading value considering the Company's borrowing rate, the undrawn spread and similar instruments.

As of March 31, 2023 and December 31, 2022, the fair values of the Company's 5.875% senior unsecured notes due 2024 ("5.875% Senior Notes due 2024"), 6.00% senior unsecured notes due 2026 (“6.00% Senior Notes”), and the 6.50% exchangeable senior unsecured notes due 2026 (“Convertible Notes” or “6.50% Exchangeable Notes due 2026”) are based on level 2 inputs by major market news services. The fair value of borrowings under the exchange credit facility is based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.

5. RESTRICTED CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$110,916	$598,508
Restricted cash and cash equivalents - current	—	23,795
Restricted cash and investments - non-current	129,832	84,886
Less Restricted investments - non-current	(64,491)	(58,597)
Total cash, cash equivalents and restricted cash and cash equivalents shown in the statement of cash flows	$176,257	$648,592

Amounts included in restricted cash and cash equivalents are attributable to certain contractual cash restriction requirements at the Company's wholly owned Australian subsidiary related to non-recourse debt (which were included in Restricted Cash and cash equivalents current) and asset replacement funds contractually required to be maintained and other guarantees. The Company sold shares/units in certain of its wholly owned Australian subsidiaries related to its Ravenhall facility in August 2022. Upon the sale, the restricted cash related to these subsidiaries was transferred to the buyer. As such, the Company has no current restricted cash and cash equivalents at March 31, 2023. Refer to Note 11 - Commitments, Contingencies and Other Matters for further information. Restricted investments - non-current (included in Restricted Cash and Investments in the accompanying consolidated balance sheets) consists of the Company's rabbi trust established for an employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan, its rabbi trust established for its Executive Chairman's retirement account held in a money market fund, investments in equity and fixed income mutual funds and money market funds held in the Company’s captive insurance subsidiary, Florina, and certain contractual cash requirements at the Company’s wholly owned Australian subsidiary related to certain performance guarantees at its Ravenhall facility. The investments held in the rabbi trust related to The GEO Group, Inc. Non-Qualified Deferred Compensation Plan and the investments in equity and fixed income mutual funds held in Florina are restricted investments that are not considered to be restricted cash and cash equivalents in the accompanying consolidated statements of cash flows. Refer to Note 3 - Financial Instruments.

6. SHAREHOLDERS’ EQUITY

The following tables present the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests for the three months ended March 31, 2023 and 2022 (in thousands):

	Common shares		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Deficit)	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended March 31, 2023
Balance, December 31, 2022	124,061	$1,289	$1,291,363	$(4,236)	$(16,919)	4,852	$(105,099)	$(1,310)	$1,165,088
Proceeds from exercise of stock options	7	—	49	—	—	—	—	—	49
Stock-based compensation expense	—	—	5,578	—	—	—	—	—	5,578
Restricted stock granted	1,641	16	(16)	—	—	—	—	—	—
Restricted stock canceled	(18)	—	—	—	—	—	—	—	—
Sale of treasury shares [2]	642	—	(4,174)	—	—	(642)	9,924	—	5,750
Shares withheld for net settlements of share- based awards [1]	(383)	(4)	(3,441)	—	—	—	—	—	(3,445)
Issuance of common stock - ESPP	5	1	40		—	—	—	—	41
Net income (loss)	—	—	—	28,003	—	—	—	(9)	27,994
Other comprehensive income (loss)	—	—	—	—	(2,016)	—	—	10	(2,006)
Balance, March 31, 2023	125,955	$1,302	$1,289,399	$23,767	$(18,935)	4,210	$(95,175)	$(1,309)	$1,199,049

	Common shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended March 31, 2022
Balance, December 31, 2021	122,472	$1,273	$1,276,213	$(175,960)	$(20,216)	4,852	$(105,099)	$(1,195)	$975,016
Stock-based compensation expense	—	—	6,313	—	—	—	—	—	6,313
Restricted stock granted	1,784	18	(18)	—	—	—	—	—	-
Restricted stock canceled	(26)	—	—	—	—	—	—	—	-
Shares withheld for net settlements of share- based awards [1]	(226)	(2)	(1,283)	—	—	—	—	—	(1,285)
Issuance of common stock - ESPP	7	—	43	—	—	—	—	—	43
Net income (loss)	—	—	—	38,219	—	—	—	(40)	38,179
Other comprehensive income (loss)	—	—	—	—	2,584	—	—	(15)	2,569
Balance, March 31, 2022	124,011	$1,289	$1,281,268	$(137,741)	$(17,632)	4,852	$(105,099)	$(1,250)	$1,020,835

[1] The Company withheld shares through net settlements to satisfy statutory tax withholding requirements upon the vesting of shares of restricted stock held by employees.

[2] The Company sold treasury shares to partially fund its obligation under its Amended and Restated Executive Retirement

Agreement with its Executive Chairman. Refer to Note 13 - Benefit Plans for further information.

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

Prospectus Supplement

On June 28, 2021, in connection with the shelf registration, we filed with the SEC a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $300 million through sales agents. Sales of shares of our common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, will be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the three months ended March 31, 2023 or 2022.

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

The components of accumulated other comprehensive income (loss) attributable to GEO within shareholders' equity are as follows:

	Three Months Ended March 31, 2023
	(In thousands)
	Foreign currency translation adjustments, net of tax (1)	Change in fair value of derivatives, net of tax	Change in marketable securities, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2023	$(20,015)	$3,645	$(953)	$404	$(16,919)
Current-period other comprehensive income (loss)	(1,389)	(1,027)	400	0	(2,016)
Balance, March 31, 2023	$(21,404)	$2,618	$(553)	$404	$(18,935)

	Three Months Ended March 31, 2022
	(In thousands)
	Foreign currency translation adjustments, net of tax (1)	Change in fair value of derivatives, net of tax	Change in marketable securities, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2022	$(12,461)	$(2,524)	$7	$(5,238)	$(20,216)
Current-period other comprehensive income (loss)	440	2,464	(405)	85	2,584
Balance, March 31, 2022	$(12,021)	$(60)	$(398)	$(5,153)	$(17,632)

(1)
The foreign currency translation related to noncontrolling interests was not significant at March 31, 2023 or 2022.

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

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each time-based or performance-based option awarded. For options granted during the three months ended March 31, 2023, the fair value was estimated using the following assumptions: (i) volatility of 52.34%; (ii) expected term of 5 years and (iii) risk free interest rate of 4.27%. A summary of the activity of stock option awards issued and outstanding under Company plans was as follows for the three months ended March 31, 2023:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at January 1, 2023	1,885	$18.03	6.23	$73
Options granted	362	9.07
Options exercised	(7)	6.56
Options forfeited/canceled/expired	(39)	21.36
Options outstanding at March 31, 2023	2,201	$16.56	6.41	$677
Options vested and expected to vest at March 31, 2023	2,092	$16.98	6.27	$611
Options exercisable at March 31, 2023	1,424	$20.98	4.99	$186

On March 1, 2023, the Company granted approximately 362,000 options to certain employees which had a per share grant date fair value of $4.53. For the three months ended March 31, 2023 and 2022, the amount of stock-based compensation expense related to stock options was $0.1 million and $0.1 million, respectively. As of March 31, 2023, the Company had $2.3 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 3.6 years.

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

A summary of the activity of restricted stock outstanding is as follows for the three months ended March 31, 2023:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at January 1, 2023	3,595	$8.29
Granted	1,641	9.28
Vested	(1,216)	11.68
Forfeited/canceled	(18)	9.17
Restricted stock outstanding at March 31, 2023	4,002	$7.79

During the three months ended March 31, 2023, the Company granted 1,641,455 shares of restricted stock to certain employees and executive officers. Of these awards, 422,121 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2023, 2024 and 2025.

The vesting of these performance-based restricted stock grants are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the shares of restricted stock ("TSR Target Award") can vest at the end of a three year performance period if GEO meets certain total shareholder return ("TSR") performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2023 to December 31, 2025 and (ii) up to 50% of the shares of restricted stock ("ROCE Target Award") can vest at the end of a three year period if GEO meets certain return on capital employed ("ROCE") performance targets over a three year period from January 1, 2023 to December 31, 2025. These market and performance awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the performance-based awards is based on the target awards for both metrics.

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

The metric related to TSR is considered to be a market condition. For share-based awards that contain a market condition, the probability of satisfying the market condition must be considered in the estimate of grant-date fair value and previously recorded compensation expense is not reversed if the market condition is never met. The fair value of these awards was determined based on a Monte Carlo simulation, which calculates a range of possible outcomes and the probabilities that they will occur, using the following weighted average key assumptions: (i) volatility of 62.9%; (ii) beta of 0.92; and (iii) risk free rate of 4.60%.

For the three months ended March 31, 2023 and 2022, the Company recognized $5.4 million and $6.2 million, respectively, of compensation expense related to its restricted stock awards. As of March 31, 2023, the Company had $24.3 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 2.8 years.

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

The Amended ESPP is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Amended ESPP are made on the last day of each month. During the three months ended March 31, 2023, 4,567 shares of the Company's common stock were issued in connection with the Amended ESPP.

8. EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing the net income attributable to The GEO Group, Inc. available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income attributable to The GEO Group, Inc. available to common stockholders represents net income attributable to The GEO Group reduced by an allocation of earnings to participating securities. The 6.50% Exchangeable Notes due 2026, which contain non-forfeitable rights to dividends declared and paid on the shares of common stock, are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Diluted EPS is calculated under the if-converted method and the two-class method for each class of shareholders using the weighted average number of shares attributable to each class. The calculation that results in the lowest diluted earnings per share amount for common stock is reported in the Company’s financial statements. The if-converted method includes the dilutive effect of potential common shares related to the 6.50% Exchangeable Notes due 2026, if any. Basic and diluted earnings per share were calculated for the three months ended March 31, 2023 and 2022 as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2023	March 31, 2022
Net income	$27,994	$38,179
Net loss attributable to noncontrolling interests	9	40
Less: Undistributed income allocable to participating securities	(4,770)	(6,542)
Net income attributable to The GEO Group, Inc. available to common stockholders	23,233	31,677
Basic earnings per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	121,432	120,714
Per share amount	$0.19	$0.26
Diluted earnings per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	121,432	120,714
Dilutive effect of equity incentive plans	2,220	680
Dilutive effect of exchangeable notes	1,487	-
Weighted average shares assuming dilution	125,139	121,394
Per share amount	$0.19	$0.26

For the three months ended March 31, 2023, 1,442,751 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share ("EPS") because the effect would be anti-dilutive. There were 203,831 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the three months ended March 31, 2022, 1,906,029 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 875,148 common stock equivalents from restricted shares that were anti-dilutive for the period.

On February 24, 2021, the Company’s wholly owned subsidiary, GEO Corrections Holdings, Inc. (“GEOCH”), completed a private offering of $230 million aggregate principal amount of 6.50% Exchangeable Notes due 2026. Refer to Note 10 – Debt for additional information. As of March 31, 2023, conditions had not been met to exchange the 6.50% Exchangeable Notes due 2026 into shares of the Company’s common stock. Approximately 1.5 million shares of potential common shares associated with the conversion option embedded in the convertible notes were included in the computation of diluted EPS for the three months ended March 31, 2023 as the Company's average stock price during the period was higher than the exchange price.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

In August of 2019, the Company entered into two interest rate swap agreements in the aggregate notional amount of $44.3 million to fix the interest rate on certain of its variable rate debt to 4.22%. The Company has designated these interest rate swaps as hedges against changes in the cash flows of two identical promissory notes (the "Notes") which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the Notes and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in fair value of the interest rate swaps as accumulated other comprehensive income, net of applicable taxes. Total unrealized losses recorded in other comprehensive income, net of tax, related to these cash flow hedges was $1.0 million during the three months ended March 31, 2023. The total fair value of the swap assets as of March 31, 2023 was $3.3 million and is recorded as a component of Other Non-Current assets within the accompanying consolidated balance sheet. There was no material ineffectiveness for the period presented. The Company does not expect to enter into any transactions during the next twelve months which would result in reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss). Refer to Note 10 - Debt for additional information.

10. DEBT

Debt outstanding as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Exchange Credit Agreement
Tranche 1 Loans	$832,395	$846,445
Unamortized premium on tranche 1 loans	23,558	25,345
Unamortized debt issuance costs on tranche 1 loans	(22,721)	(22,575)
Tranche 2 Loans	232,864	236,794
Unamortized discount on tranche 2 loans	(2,742)	(2,922)
Unamortized debt issuance costs on tranche 2 loans	(6,417)	(6,310)
Revolver	—	30,000
Total Exchange Credit Agreement [*]	1,056,937	1,106,777
10.500% Public Second Lien Notes due 2028
Notes Due in 2028	286,521	286,521
Unamortized discount	(14,970)	(15,457)
Unamortized debt issuance costs	(8,180)	(7,811)
Total 10.500% Public Second Lien Notes due 2028	263,371	263,253
9.500% Private Second Lien Notes due 2028
Notes Due in 2028	239,142	239,142
Unamortized discount	(21,893)	(22,524)
Unamortized debt issuance costs	(6,880)	(6,551)
Total 9.500% Private Second Lien Notes due 2028	210,369	210,067
6.50% Exchangeable Senior Notes:
Notes Due in 2026	230,000	230,000
Unamortized debt issuance costs	(6,035)	(6,489)
Total 6.50% Exchangeable Senior Notes Due in 2026	223,965	223,511
6.00% Senior Notes:
Notes Due in 2026	110,858	110,858
Unamortized debt issuance costs	(724)	(776)
Total 6.00% Senior Notes Due in 2026	110,134	110,082
5.875% Senior Notes:
Notes Due in 2024	23,253	23,253
Unamortized debt issuance costs	(84)	(96)
Total 5.875% Senior Notes Due in 2024	23,169	23,157
Finance Lease Liabilities	1,805	1,977
Other debt, net of unamortized debt issuance costs	40,044	40,323
Total debt	1,929,794	1,979,147
Current portion of finance lease liabilities, long-term debt and non-recourse debt	(44,736)	(44,722)
Finance Lease Liabilities, long-term portion	(1,102)	(1,280)
Non-Recourse Debt, long-term portion	—	—
Long-Term Debt	$1,883,956	$1,933,145

[*] As further discussed below, the exchange agreement included Tranche 3 Loans which were redeemed prior to December 31, 2022.

Exchange Offer

On August 19, 2022, the Company completed an exchange offer to exchange certain of its outstanding 5.125% Senior Notes due 2023, 5.875% Senior Notes due 2024, 6.00% Senior Notes due 2026 and certain revolving credit loans and term loans under its senior secured credit facility into newly issued senior second lien secured notes and a new Exchange Credit Agreement (as defined below) as follows:

Amendment No. 4 and Amendment No. 5 to Existing Credit Agreement

In connection with the exchange offer, (i) the Company and GEO Corrections Holdings, Inc. (“Corrections”), as borrowers (the “Borrowers”), certain lenders (the “Consenting Lenders”) and BNP Paribas, as the existing administrative agent (the “Existing Administrative Agent”) under the Company’s existing senior secured credit agreement (the “Existing Credit Agreement”), entered into

Amendment No. 4 to Third Amended and Restated Credit Agreement, dated as of August 19, 2022 (“Amendment No. 4”), and (ii) the Borrowers, certain subsidiaries of the Borrowers (the “Credit Facility Guarantors”), the Consenting Lenders, the Existing Administrative Agent, Alter Domus Products Corp., as the new administrative agent for the lenders under the amended existing credit agreement (in such capacity, the “Amended Credit Agreement Administrative Agent”), and Alter Domus Products Corp., as the administrative agent for the lenders under the Exchange Credit Agreement (in such capacity, the “Exchange Credit Agreement Administrative Agent”), entered into Amendment No. 5 to Third Amended and Restated Credit Agreement, dated as of August 19, 2022 (“Amendment No. 5,” and the Existing Credit Agreement as amended by Amendment No. 4 and Amendment No. 5, the “Amended Credit Agreement”).

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

The revolving credit commitments under the Exchange Revolving Credit Facility terminate, and the Tranche 1 Loans and Tranche 2 Loans mature, in each case on the earliest of (i) March 23, 2027, and (ii) in the event that an aggregate principal amount equal to or greater than $100,000,000 of any Specified Senior Note (defined below) remains outstanding on the Springing Maturity Date (defined below) applicable thereto, such Springing Maturity Date, it being understood that Specified Senior Notes are not outstanding to the extent the Company or GEO Corrections Holdings, Inc., as applicable, shall have deposited or caused to be deposited funds into a customary irrevocable escrow in an amount sufficient to pay or redeem such Specified Senior Notes in full on the maturity date thereof, where “Specified Senior Notes” refers to each of the 2026 Notes and the Company’s 6.500% Exchangeable Senior Notes due 2026 (the “2026 Exchangeable Senior Notes”), and “Springing Maturity Date” means the date that is 91 days prior to the stated maturity date of the 2026 Notes or the 2026 Exchangeable Senior Notes, as applicable. The Tranche 3 Loans were scheduled to mature on March 23, 2024. The Tranche 3 Loans were redeemed in full during the third quarter of 2022.

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

As of March 31, 2023, the Company had no borrowings under its revolver, and approximately $77.5 million in letters of credit which left approximately $196.5 million in additional borrowing capacity under the revolver. Subsequent to the transaction, but prior to September 30, 2022, the Tranche 3 Loans were repaid in full. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of March 31, 2023 was 11.53%.

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

6.50% Exchangeable Senior Notes due 2026

On February 24, 2021, the Company’s wholly owned subsidiary, GEOCH, completed a private offering of $230 million aggregate principal amount of Convertible Notes which included the full exercise of the initial purchasers’ over-allotment option to purchase an additional $30 million aggregate principal amount of Convertible Notes. The Convertible Notes will mature on February 23, 2026, unless earlier repurchased or exchanged. The Convertible Notes bear interest at the rate of 6.50% per year plus an additional amount based on the dividends paid by the Company on its common stock, $0.01 par value per share. Interest on the notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021.

Subject to certain restrictions on share ownership and transfer, holders may exchange the notes at their option prior to the close of business on the business day immediately preceding November 25, 2025, but only under the following circumstances: (1) during the five consecutive business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the exchange rate for the notes on each such trading day; or (2) upon the occurrence of certain specified corporate events. On or after November 25, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, holders may exchange their notes at any time, regardless of the foregoing circumstances. Upon exchange of a note, GEO will pay or deliver, as the case may be, cash or a combination of cash and shares of the Company’s common stock. As of March 31, 2023, conditions had not been met to exchange the notes.

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

The Company elected to early adopt Accounting Standards Update ("ASU") 2020-06, Debt – Debt with Conversion and Other Options and Derivatives and Hedging – Contracts in Entity’s Own Equity, on January 1, 2021. The new standard simplifies the accounting for convertible debt by removing the requirements to separately present certain conversion features in equity. In addition, the new standard also simplifies the guidance in ASC 815-40, Derivatives and Hedging – Contract in Entity’s Own Equity, by removing certain criteria that must be satisfied to classify a contract as equity. Finally, the new standard revised the guidance on calculating earnings per share. The Company determined under the guidance of the new standard that the embedded conversion option does not require bifurcation and all proceeds were allocated to the Convertible Notes as a single instrument and is included in Long-Term Debt in the accompanying consolidated balance sheets. The costs incurred in the issuance, including the initial purchasers discount, totaling approximately $9.6 million, were classified as a cash outflow within the financing activities section in the consolidated statement of cash flows, and are also being amortized to expense over the term of the Convertible Notes.

Because the Company currently intends to settle conversions by paying cash up to the principal amount of the Convertible Notes, with any excess conversion value settled in shares of common stock, the Convertible Notes are being accounted for using the net settlement method (or treasury stock-type method) for the purposes of calculating diluted earnings per share. Using this method, the denominator will be affected when the average share price of the Company's common stock for a given period is greater than the conversion price of approximately $9.225 per share. There was a dilutive impact of 1.5 million shares for the three months ended March 31, 2023. There was no dilutive impact for the three months ended March 31, 2022.

Other

In August of 2019, the Company entered into two identical Notes in the aggregate amount of $40.0 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the Notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. The Company has entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at March 31, 2023 is $0.6 million of deferred loan costs incurred in the transaction. Refer to Note 9 - Derivative Financial Instruments for further information.

The Company was in compliance with its debt covenants at March 31, 2023.

Guarantees

Australia

The Company has entered into a guarantee in connection with the operating performance of a facility in Australia. The obligation amounted to approximately AUD53 million, or $35.5 million, based on exchange rates as of March 31, 2023.

As of March 31, 2023, the Company also had seven other letters of credit outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $8.9 million, based on exchange rates as of March 31, 2023.

Except as discussed above, the Company does not have any off-balance sheet arrangements.

11. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Litigation, Claims and Assessments

Shareholder and Derivative Litigation

On July 7, 2020, a putative shareholder class action lawsuit was filed against the Company and its officers George C. Zoley and Brian R. Evans in the U.S. District Court for the Southern District of Florida. On November 18, 2020, the lead plaintiffs, James Michael DeLoach and Edward Oketola, filed a consolidated class action amended complaint against Messrs. Zoley and Evans––as well as then current and former Company officers J. David Donahue and Ann M. Schlarb. On September 23, 2021, the court dismissed all claims against Messrs. Evans and Donahue, and Ms. Schlarb, and dismissed all claims against GEO and Mr. Zoley other than claims related to GEO's disclosures about pending litigation. On October 4, 2021, plaintiffs filed a consolidated class action second amended complaint. The second amended complaint alleges that GEO and Mr. Zoley violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and alleges that Mr. Zoley violated Section 20(a) of the Exchange Act, by making materially false and misleading statements and/or omissions related to pending litigation, and seeks relief individually and on behalf of a putative class consisting of all persons and entities––other than the defendants, the officers and directors of the Company, members of their immediate families and their legal representatives, heirs, successors or assigns and any entity in which the defendants have or had a controlling interest––who purchased or otherwise acquired the Company’s securities during the alleged class period from November 9, 2018 to August 5, 2020, inclusive. The second amended complaint seeks damages, interest, attorneys’ fees, expert fees, other costs, and such other relief as the court may deem proper. On June 21, 2022, the court dismissed all claims in the second amended complaint other than those related to the Company’s statements about pending lawsuits made prior to July 17, 2019.

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

Immigration Detainee Litigation

Civil immigration detainees at the Aurora ICE Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the U.S. District Court for the District of Colorado. The complaint alleges that the Company was in violation of the Colorado Minimum Wages of Workers Act and the Federal Trafficking Victims Protection Act (“TVPA”). The complaint also claims that the Company was unjustly enriched based on the level of payment the detainees received for work performed in a Voluntary Work Program ("VWP") the Company is required to implement at the facility under the terms of its contract with the federal government. On July 6, 2015, the court found that detainees were not employees under the Colorado Minimum Wage Order and dismissed this claim. On February 27, 2017, the court granted the plaintiffs' motion for class certification on the TVPA and unjust enrichment claims. The plaintiffs class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the court may deem proper. On October 18, 2022, the court issued an order granting plaintiffs’ motion for summary judgment on the Company’s affirmative defenses, denying the Company’s motion for summary judgment, motion to dismiss, and motion for decertification of the class, narrowing the class period for plaintiffs’ TVPA claims, and otherwise ruling against the Company’s motions for relief. All trial dates are currently stayed by court order pending appeal of certain of GEO's defenses to the 10th Circuit Court of Appeal.

Since the Colorado suit was initially filed, four similar lawsuits have been filed - two in the state of Washington and two in California.

The first of the two state of Washington lawsuits was filed on September 26, 2017 by immigration detainees against the Company in the U.S. District Court for the Western District of Washington. The second lawsuit was filed on September 20, 2017 by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. The plaintiffs claimed that Washington State minimum wage laws should be enforced with respect to detainees who volunteer to participate in a VWP administered by GEO at the Northwest ICE Processing Center (the "Center") as required by the U.S. Department of Homeland Security under the terms of GEO’s contract. The Center houses persons in the custody of federal immigration authorities while the federal government is determining their immigration status. In October 2021, an unfavorable jury verdict and court judgment resulting in a combined $23.2 million judgment entered against the Company in the retrial of the two cases, which judgment amounts were subsequently increased by a further award against the Company of attorney’s fees, costs, and pre-judgment interest in the amount of $12.7 million. Post judgment interest is accruing on these judgments in accordance with Washington law. The trial court has waived the necessity to post a supersedeas bond for the combined judgments and has stayed enforcement of the verdict and judgments while GEO’s appeal to the U.S. Court of Appeals for the Ninth Circuit is pending. Oral argument was held on October 6, 2022. The case has been formally submitted to the three-judge panel for decision. On March 7, 2023, the Ninth Circuit certified certain state law questions to the Washington Supreme Court.

In California, a class-action lawsuit was filed on December 19, 2017, by immigration detainees against the Company in the U.S. District Court Eastern Division of the Central District of California. The California lawsuit alleges violations of the state’s minimum wage laws, violations of the TVPA and California's equivalent state statute, unjust enrichment, unfair competition and retaliation. The California court has certified a class of individuals who have been civilly detained at the Company's Adelanto Facility from December 19, 2014, until the date of final judgment. On March 31, 2022, the court entered a stay of the California case until the Ninth Circuit rules on the Washington cases.

Current and former detainees of the Mesa Verde ICE Processing Center and the Golden State Annex ICE Processing Center filed a class action lawsuit on July 13, 2022, against the Company in the U.S. District Court for the Eastern District of California, Fresno Division. This lawsuit is similar to the cases in Colorado, Washington and California discussed above. The complaint alleges that federal detainees who volunteer to participate in the VWP at GEO’s Mesa Verde and Golden State Annex ICE facilities are employees of GEO and entitled to the state’s minimum wage. Plaintiffs also make claims for unfair competition, unjust enrichment, human trafficking, forced labor, California's Private Attorneys General Act and retaliation. GEO filed both a motion to stay the action pending the Ninth Circuit's decision in the Washington lawsuits and a motion to dismiss the action in its entirety.

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

Challenges to State Legislation that Conflict with Federal Contracts

On December 30, 2019, the Company filed a lawsuit in the U.S. District Court for the Southern District of California against the State of California for declaratory and injunctive relief challenging California’s newly enacted law - Assembly Bill 32 ("AB-32") - which prohibits the operation of "private detention facilities" in California, including facilities in which the Company provides secure immigration detention contract services to the federal government. The Company’s lawsuit asserts that AB-32 violates the Constitution’s Supremacy Clause, which protects the federal government from regulation by any state. By prohibiting federal detention facilities in California, the suit argues AB-32 substantially interferes with the ability of USMS and ICE to carry out detention responsibilities for the federal government. Secondly, because AB-32 creates an exemption for the application of AB-32 for the State of California for the use of "private detention facilities" (to alleviate overcrowding), California’s statute unlawfully discriminates against the federal government. On January 24, 2020, the United States filed a lawsuit challenging AB-32. On October 8, 2020, the court issued an order granting, in part, and denying, in part, the Company’s and the United States’ motions for preliminary injunction and California’s motion to dismiss. Among other findings, the court (1) dismissed the Company’s intergovernmental immunity claims as well as the United States’ preemption claims as applied to ICE facilities; (2) found that the Company and the United States were likely to succeed on the preemption claims as applied to U.S. Marshals’ facilities and enjoined enforcing AB-32 against those facilities; and (3) refused to enjoin California from enforcing AB-32 against ICE contracts with the Company and the United States. The Company and the United States appealed to the Ninth Circuit. Oral argument was held on June 7, 2021. On October 5, 2021, a three-Judge panel of the Ninth Circuit reversed the lower court’s decision, holding that AB-32 conflicted with federal law. California petitioned the Ninth Circuit for the matter to be heard by the court sitting en banc, which petition was accepted. On September 26, 2022, in an 8-3 en banc decision, the Ninth Circuit held that AB-32 violates the Constitution's Supremacy Clause and that AB-32 is preempted, vacated the lower court’s denial of the Company’s and the United States’ motions for preliminary injunction, and remanded the case to the District Court to consider the remaining preliminary injunction factors.

On April 29, 2021, the Company filed a lawsuit in the U.S. District Court for the Western District of Washington against the State of Washington for declaratory and injunctive relief challenging the State of Washington’s newly enacted law – House Bill 1090 – that purports to prohibit the operation of "private detention facilities" in the state, which would prevent the United States from using privately contracted detention facilities to house detainees in the custody of ICE. The court entered a stay of this action pending the final resolution of the AB-32 appeal.

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

Other Assessment

A state non-income tax audit completed in 2016 included tax periods for which the state tax authority had previously processed a substantial tax refund. At the completion of the audit fieldwork, the Company received a notice of audit findings disallowing deductions that were previously claimed by the Company, approved by the state tax authority and served as the basis for the approved refund claim. In early January 2017, the Company received a formal Notice of Assessment of Taxes and Demand for Payment from the taxing authority disallowing the deductions. The total tax, penalty and interest related to the assessment is approximately $20.3 million. The Company is appealing an administrative ruling and disagrees with the assessment and intends to take all necessary steps to vigorously defend its position. The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of outside counsel in connection with this matter.

Ravenhall

Effective September 20, 2022, the Company executed a Share and Unit Sale and Purchase Agreement ("SPA") for the sale of its equity investment interest in the government-owned Ravenhall Correctional Centre ("Centre") project in Australia for approximately $84 million in gross proceeds, pre-tax to an unrelated third party. In accordance with the SPA, the Company sold its shares/units in GEO Australasia Holdings Pty Ltd, GEO Australasia Finance Holdings Pty Ltd and GEO Australasia Finance Holding Trust, the Company's former wholly owned subsidiaries. These subsidiaries held the contract receivable and related non-recourse debt which were transferred to the buyer and are no longer an asset or outstanding obligation of the Company. These subsidiaries also held restricted cash that was also transferred to the buyer. The Company continues to manage the operations of the Centre on behalf of the State of Victoria. As a result of the sale, the Company recorded a gain of approximately $29.3 million, pre-tax, during the third quarter of 2022. The proceeds, along with available cash on hand, were used to repay debt.

Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing active capital projects will be approximately $41.4 million of which $24.6 million was spent through the first three months of 2023. The Company estimates the remaining capital requirements related to these capital projects will be $16.8 million which will be spent through the remainder of 2023.

Idle Facilities

As of March 31, 2023, the Company was marketing ten of its idle facilities to potential customers. The carrying values of these idle facilities are included in Property and Equipment in the accompanying consolidated balance sheets. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that can be easily transferred for use at other facilities. There was no indication of impairment related to the Company's idle facilities as of March 31, 2023.

				Secure Services	Reentry Services	Total
		Secure Services	Reentry Services	Net Carrying Value	Net Carrying Value	Net Carrying Value
Facility	Year Idled	Design Capacity	Design Capacity	March 31, 2023	March 31, 2023	March 31, 2023
Great Plains Correctional Facility [1]	2021	1,940	—	$68,708	$—	$68,708
D. Ray James Correctional Facility	2021	1,900	—	50,370	—	50,370
Northlake Correctional Facility	2022	1,800	—	68,209	—	68,209
Rivers Correctional Facility	2021	1,450	—	37,480	—	37,480
Big Spring Correctional Facility	2021	1,732	—	32,271	—	32,271
Flightline Correctional Facility	2021	1,800	—	34,617	—	34,617
McFarland Female Community Reentry Facility	2020	300	—	10,765	—	10,765
Cheyenne Mountain Recovery Center	2020	—	750	—	18,058	18,058
Coleman Hall	2017	—	350	—	7,661	7,661
Hector Garza Center	2020	—	139	—	4,729	4,729
Total		10,922	1,239	$302,420	$30,448	$332,868

[1] On April 28, 2023, GEO signed a 66-month lease, with subsequent unlimited one-year options, with the Oklahoma Department of Corrections for this facility which commenced May 1, 2023.

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

The Company's segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenues:
U.S. Secure Services	$365,957	$351,245
Electronic Monitoring and Supervision Services	132,640	87,921
Reentry Services	64,223	61,431
International Services	45,389	50,588
Total revenues	$608,209	$551,185
Operating income from segments:
U.S. Secure Services	$64,344	$74,081
Electronic Monitoring and Supervision Services	64,688	38,920
Reentry Services	10,186	10,631
International Services	3,576	6,454
Operating income from segments	$142,794	$130,086
General and Administrative Expenses	(50,134)	(48,560)
Total Operating Income	$92,660	$81,526

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating income from segments	$142,794	$130,086
Unallocated amounts:
General and administrative expenses	(50,134)	(48,560)
Net interest expense	(53,090)	(25,993)
Loss on extinguishment of debt	(136)	-
(Loss) gain on disposition on asset divestitures	-	(627)
Income before income taxes and equity in earnings of affiliates	$39,434	$54,906

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

The Company has recorded $0.5 million in earnings, net of tax, for SACS operations during the three months ended March 31, 2023, and $0.8 million in earnings, net of tax, for SACS operations during the three months ended March 31, 2022, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of March 31, 2023, and December 31, 2022, the Company’s investment in SACS was $10.1 million and $11.1 million, respectively, and represents its share of cumulative reported earnings.

The Company has recorded $0.4 million in earnings, net of tax, for GEOAmey's operations during the three months ended March 31, 2023, and $0.5 million in earnings, net of tax, for GEOAmey's operations during the three months ended March 31, 2022, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of March 31, 2023, and December 31, 2022, the Company’s investment in GEOAmey was $8.5 million and $9.5 million, respectively, and represents its share of cumulative reported earnings.

13. BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$26,207	$31,830
Service cost	186	1,118
Interest cost	336	962
Actuarial gain	—	(6,710)
Benefits paid	(213)	(993)
Projected benefit obligation, end of period	$26,516	$26,207
Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	213	993
Benefits paid	(213)	(993)
Plan assets at fair value, end of period	$—	$—
Unfunded Status of the Plan	$26,516	$26,207

	Three Months Ended
	March 31, 2023	March 31, 2022
Components of Net Periodic Benefit Cost
Service cost	$186	$280
Interest cost	336	240
Net loss	0	108
Net periodic pension cost	$522	$628

The long-term portion of the pension liability as of March 31, 2023 and December 31, 2022 was $25.7 million and $25.4 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

Amended and Restated Executive Retirement Agreement

The Company also has a non-qualified deferred compensation agreement with its former CEO. The agreement provides for a lump sum cash payment upon retirement, no sooner than age 55. As of March 31, 2023, the former CEO had reached age 55 and was eligible to receive the payment upon retirement.

On May 27, 2021, the Company and its former CEO entered into an Amended and Restated Executive Retirement Agreement which replaced the former CEO’s previous agreement, effective July 1, 2021. Pursuant to the terms of the Amended and Restated Executive Retirement Agreement, upon the date that the former CEO ceases to provide services to the Company, the Company will pay to the former CEO an amount equal to $3.6 million which shall be paid in cash. The payment shall be credited with interest at a rate of 5% compounded quarterly. Additionally, at the end of each calendar year provided that the former CEO is still providing services to GEO pursuant to the Executive Chairman Agreement, GEO will credit an amount equal to $1.0 million at the end of each calendar year (the “Employment Contributions Account”). The Employment Contributions Account will be credited with interest at the rate of 5% compounded quarterly. The balance of the Amended and Restated Executive Retirement Agreement was approximately $7.4 million at March 31, 2023.

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
•
negative conditions in the capital markets could prevent us from obtaining future financing on desirable terms, which could materially harm our business;
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
•
technological changes could cause our electronic monitoring products and technology, including our recently launched BI VeriWatch™ wrist-worn device, to become obsolete or require the redesign of our electronic monitoring products, which could have a material adverse effect on our business;
•
any negative changes in the level of acceptance of or resistance to the use of electronic monitoring products, including our recently launched BI VeriWatch™ wrist-worn device, and services by governmental customers could have a material adverse effect on our business, financial condition and results of operations;
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
•
our ability to identify suitable acquisitions or dispositions, and to successfully complete such acquisitions or dispositions;
•
as a result of our acquisitions, we have recorded and will continue to record a significant amount of goodwill and other intangible assets. In the future, our goodwill or other intangible assets may become impaired, which could result in material non-cash charges to our results of operations;
•
we are subject to risks related to corporate social responsibility;
•
the market price of our common stock may vary substantially. If the market price of our common stock were to decline further in the future at a specific measurement time period that impacts our public float calculation, we could potentially lose our status as a well-known seasoned issuer and/or large accelerated filer;
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

Introduction

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described above under “Forward-Looking Information”, and under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

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

At March 31, 2023, our worldwide operations include the management and/or ownership of approximately 82,000 beds at 102 secure services and community based facilities, including idle facilities, and also include the provision of community supervision services for an average of more than 500,000 individuals, including nearly 200,000 through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

For the three months ended March 31, 2023 and 2022, we had consolidated revenues of $608.2 million and $551.2 million, respectively. We maintained an average company-wide facility occupancy rate of 85.4% including 69,376 active beds and excluding 13,106 idle beds which includes those being marketed to potential customers for the three months ended March 31, 2023, and 84.0% including 72,951 active beds and excluding 10,406 idle beds which includes those being marketed to potential customers for the three months ended March 31, 2022.

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 27, 2023, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the year ended December 31, 2022.

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

Recent Developments

Contract Developments

On April 28, 2023, we signed a 66-month lease, with subsequent unlimited one-year options, with the Oklahoma Department of Corrections for our previously idled company-owned Great Plains Correctional Facility which commenced May 1, 2023. The lease is expected to generate approximately $8.4 million in annualized revenue.

During the first quarter of 2023, the USMS exercised the five-year option period under our direct contract for the 768-bed Robert Deyton Facility in Georgia, which is now effective through February 2028.

Electronic Monitoring and Supervision

On March 8, 2023, we announced that our wholly-owned subsidiary, BI, was awarded a new five-year contract, inclusive of renewal options, by Santa Clara County, California for the use of BI VeriWatch™ (“VeriWatch”). VeriWatch is a wrist-worn GPS tracking device that allows for real-time and discrete monitoring of individuals under community supervision by parole, probation, pretrial release, and other law enforcement agencies.

Idle Facilities

We are currently marketing 12,161 vacant beds at ten of our idle facilities to potential customers. The carrying values of these idle facilities totaled $332.9 million as of March 31, 2023, excluding equipment and other assets that can be easily transferred for use at other facilities. Included in these beds at March 31,2023 is our Great Plains Correctional Facility which we subsequently leased to the Oklahoma Department of Corrections. Refer to Note 11 – Commitments, Contingencies and Other Matters included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2023, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of First Quarter 2023 and First Quarter 2022

Revenues

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$365,957	60.2%	$351,245	63.7%	$14,712	4.2%
Electronic Monitoring and Supervision Services	132,640	21.8%	87,921	16.0%	44,719	50.9%
Reentry Services	64,223	10.6%	61,431	11.1%	2,792	4.5%
International Services	45,389	7.5%	50,588	9.2%	(5,199)	(10.3)%
Total	$608,209	100.0%	$551,185	100.0%	$57,024	10.3%

U.S. Secure Services

Revenues increased by $14.7 million in First Quarter 2023 compared to First Quarter 2022 primarily due to aggregate increases of $3.8 million due to the activation of new transportation contracts. These increases were partially offset by aggregate decreases of $20.2 million due to the ramp-down/deactivations of our company-owned North Lake Correctional Facility and our managed-only George W. Hill Correctional Facility. In addition, we experienced aggregate net increases in rates and/or per diem amounts in connection with contract modifications, transportation services and increased occupancies of $31.1 million.

The number of compensated mandays in U.S. Secure Services facilities was approximately 4.2 million in First Quarter 2023 and 4.5 million in First Quarter 2022. We experienced an aggregate net decrease of approximately 300,000 mandays as a result of contract terminations, partially offset by contract activations and increases in occupancies discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Secure Services facilities was 87.7% and 87.8% of capacity in the First Quarter 2023 and First Quarter 2022, respectively, excluding idle facilities.

Electronic Monitoring and Supervision Services

Revenues increased by $44.7 million in First Quarter 2023 compared to First Quarter 2022 due to increases in average participant counts under the Intensive Supervision and Appearance Program ("ISAP").

Reentry Services

Revenues increased by $2.8 million in First Quarter 2023 compared to First Quarter 2022 primarily due to increases of $1.0 million due to new day reporting center contracts. We also experienced a net aggregate increase of $4.8 million primarily related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals. These increases were partially offset by decreases of $3.0 million due to contract terminations.

International Services

Revenues for International Services decreased by $5.2 million in First Quarter 2023 compared to First Quarter 2022 primarily due to foreign exchange rate fluctuations of $2.8 million. We also experienced a net decrease of $2.4 million primarily due the sale of our equity interest in the Ravenhall project in Australia in August 2022. Refer to Note 11 - Commitments, Contingencies and Other Matters of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Operating Expenses

	2023	% of Segment Revenues	2022	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$282,212	77.1%	$254,321	72.4%	$27,891	11.0%
Electronic Monitoring and Supervision Services	60,272	45.4%	41,444	47.1%	18,828	45.4%
Reentry Services	49,711	77.4%	45,773	74.5%	3,938	8.6%
International Services	41,297	91.0%	43,623	86.2%	(2,326)	(5.3)%
Total	$433,492	71.3%	$385,161	69.9%	$48,331	12.5%

U.S. Secure Services

Operating expenses for U.S. Secure Services increased by $27.9 million in First Quarter 2023 compared to First Quarter 2022 primarily due to aggregate net increases in connection with labor and medical costs, transportation services, increased occupancies and the variable costs associated with those services of $41.7 million. We also experienced an increase of $2.6 million related to new transportation contracts. Partially offsetting these increases were decreases of $16.4 million related to the ramp-down/deactivations of our company-owned North Lake Correctional Facility and our managed-only George W. Hill Correctional Facility. Operating expenses as a percentage of revenue have increased due to increased labor and medical costs and increased variable costs associated with population increases for several of our minimum guarantee contracts.

Electronic Monitoring and Supervision Services

Operating expenses increased by $18.8 million in First Quarter 2023 compared to First Quarter 2022 primarily due to increases in variable costs related to increases in average participant counts under ISAP.

Reentry Services

Operating expenses for Reentry Services increased by $3.9 million during First Quarter 2023 compared to First Quarter 2022 primarily due to an aggregate net increase of $4.1 million related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals and the associated variable costs. We also experienced an increase of $1.4 million due to the new day reporting center contracts. Partially offsetting these increases was a decrease of $1.6 million due to contract terminations.

International Services

Operating expenses for International Services decreased by $2.3 million in First Quarter 2023 compared to First Quarter 2022 primarily due to foreign exchange rate fluctuations of $2.9 million. We also experienced a net increase of $0.6 million primarily due to labor and medical costs at our Australian subsidiary which were almost entirely offset by a decrease due to the sale of our equity interest in the Ravenhall project in August 2022. Refer to Note 11 - Commitments, Contingencies and Other Matters of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Depreciation and Amortization

	2023	% of Segment Revenue	2022	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$19,401	5.3%	$22,843	6.5%	$(3,442)	(15.1)%
Electronic Monitoring and Supervision Services	7,680	5.8%	7,557	8.6%	123	1.6%
Reentry Services	4,326	6.7%	5,027	8.2%	(701)	(13.9)%
International Services	516	1.1%	511	1.0%	5	1.0%
Total	$31,923	5.2%	$35,938	6.5%	$(4,015)	(11.2)%

U.S. Secure Services

U.S. Secure Services depreciation and amortization expense decreased in First Quarter 2023 compared to First Quarter 2022 primarily due to certain assets becoming fully depreciated and or amortized as well as certain asset dispositions at our company-owned facilities.

Electronic Monitoring and Supervision Services

Depreciation and amortization expense increased slightly in First Quarter 2023 compared to First Quarter 2022 primarily due to certain equipment additions.

Reentry Services

Reentry Services depreciation and amortization expense decreased in First Quarter 2023 compared to First Quarter 2022 primarily due to certain assets becoming fully depreciated and or amortized as well as certain asset dispositions at our company-owned centers.

International Services

Depreciation and amortization expense was relatively consistent in First Quarter 2023 compared to First Quarter 2022.

Other Unallocated Operating Expenses

	202	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$50,134	8.2%	$48,560	8.8%	$1,574	3.2%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes, corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased by $1.6 million in First Quarter 2023 compared to First Quarter 2022 primarily due to increases in insurance expense related to policy renewals.

Non-Operating Expenses

Interest Income and Interest Expense

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$1,168	0.2%	$5,628	1.0%	$(4,460)	(79.2)%
Interest Expense	$54,258	8.9%	$31,621	5.7%	$22,637	71.6%

Interest income decreased in First Quarter 2023 compared to First Quarter 2022 primarily due to the sale of our equity interest in the Ravenhall project in Australia in August 2022 and the corresponding decrease in interest income on the contract receivable. Also contributing to the decrease was the effect of foreign exchange rate fluctuations. Refer to Note 11 - Commitments, Contingencies and Other Matters of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

On August 19, 2022, we completed an exchange offer to exchange certain of our outstanding 5.125% Senior Notes due 2023, 5.875% Senior Notes due 2024, 6.00% Senior Notes due 2026 and certain revolving credit loans and term loans under our senior secured credit facility into newly issued Senior second lien secured notes and a new exchange credit agreement. Interest expense increased in First Quarter 2023 compared to First Quarter 2022 primarily due to higher interest rates on the new debt instruments as well as the net amortization of deferred issuance costs and discounts/premiums related to the transaction. Additionally, SOFR/LIBOR rates have increased in First Quarter 2023 compared to First Quarter 2022. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Loss on Extinguishment of Debt

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$136	0.0%	$—	(—)%	$136	100.0%

During First Quarter 2023, the Company made a mandatory quarterly prepayment on its Tranche 1 and Tranche 2 loans under its exchange credit agreement. In connection with the prepayment, the Company wrote off a proportionate amount of related deferred loan costs and discount/premium. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Loss on Asset Divestitures

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Asset Divestitures	$—	(—)%	$627	0.1%	$(627)	(100.0)%

We experienced a loss on asset divestiture in First Quarter 2022 primarily due to the sale of our company-owned Alle Kiski facility as well as storm damage incurred at one of our other leased facilities.

Income Tax Provision

	2023	Effective Rate	2022	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$12,362	31.3%	$17,962	32.7%	$(5,600)	(31.2)%

The provision for income taxes and our effective tax rate during First Quarter 2023 decreased compared to First Quarter 2022. In First Quarter 2023, there was a $0.9 million net discrete tax expense as compared to a $1.9 million net discrete tax expense in First Quarter 2022, which principally related to stock compensation that vested during the respective quarter. We estimate our 2023 annual effective tax rate to be in the range of approximately 27% to 29%, exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$922	0.2%	$1,235	0.2%	$(313)	(25.3)%

Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates decreased during First Quarter 2023 compared to First Quarter 2022 primarily due to less favorable performance by SACS.

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

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing active capital projects will be approximately $41.4 million of which $24.6 million was spent through March 31, 2023. We estimate that the remaining capital requirements related to these capital projects will be $16.8 million which will be spent through the remainder of 2023.

We plan to fund all of our capital needs, including capital expenditures, from cash on hand, cash from operations, borrowings under our Exchange Credit Agreement and any other financings which our management and Board, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under our Exchange Credit Agreement. Our management believes that our financial resources and sources of liquidity will allow us to manage our business, financial condition, results of operations and cash flows. We completed our annual budgeting process, and for 2023, we will continue to strategically manage our capital expenditures to maintain both short and long term financial objectives. Additionally, we may from time to time pursue transactions for the potential sale of additional assets and businesses and/or other strategic transactions. Our management believes that cash on hand, cash flows from operations and availability under our Exchange Credit Agreement will be adequate to support our capital requirements for 2023 as disclosed under “Capital Requirements” above. The challenges posed by the current political environment, generally and on our business are continuing to evolve. Consequently, we will continue to evaluate our financial position in light of future developments, including the executive order.

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

We consider opportunities for future business and/or asset acquisitions or dispositions as we deem appropriate when market conditions present opportunities. If we are successful in our pursuit of any new projects, our cash on hand, cash flows from operations and borrowings under the new Exchange Credit Agreement may not provide sufficient liquidity to meet our capital needs and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the New Registered Notes, the indenture governing the New Private Notes, the indenture governing the 5.875% Senior Notes due 2024, the indenture governing the 6.00% Senior Notes due 2026, the indenture governing our Convertible Notes and our Exchange Credit Agreement. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse effect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we were in compliance with our debt covenants as of March 31, 2023 and we expect to continue to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

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

Summarized statement of operations (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net operating revenues	$559,764	$496,629
Income from operations	85,563	69,049
Net income	22,205	27,051
Net income attributable to The GEO Group, Inc.	22,205	27,051

Summarized balance sheets (in thousands):

	March 31, 2023	December 31, 2022
Current assets	$441,639	$492,080
Noncurrent assets (a)	3,045,431	3,059,195
Current liabilities	326,782	370,177
Noncurrent liabilities (b)	2,111,164	2,163,004

(a) Includes amounts due from non-guarantor subsidiaries of $33.0 million and $32.6 million as of March 31, 2023 and December 31, 2022, respectively.

(b) Includes amounts due to non-guarantor subsidiaries of $8.7 million and $8.9 million as of March 31, 2023 and December 31, 2022, respectively.

Off-Balance Sheet Arrangements

Except as discussed in the notes to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements.

Cash Flow

Cash, cash equivalents and restricted cash and cash equivalents as of March 31, 2023 was $176.3 million compared to $648.6 million as of March 31, 2022.

Operating Activities

Net cash provided by operating activities amounted to $94.7 million for the three months ended March 31, 2023 versus net cash provided by operating activities of $122.0 million for the three months ended March 31, 2022. Cash provided by operating activities during the three months ended March 31, 2023 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, loss on extinguishment of debt, amortization of debt issuance costs, discount and/or premium and other non-cash interest, loss on sale/disposal of property and equipment, net, dividends received from unconsolidated joint ventures and stock-based compensation expense. Equity in earnings of affiliates, net of tax negatively impacted cash. Accounts receivable, prepaid expenses and other assets decreased in total by $71.0 million, representing a positive impact on cash. The decrease was primarily driven by the favorable timing of billings and collections. Accounts payable, accrued expenses and other liabilities decreased by $45.4 million which negatively impacted cash. The decrease was primarily driven by the timing of payments.

Net cash provided by operating activities during the three months ended March 31, 2022 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, discount and/or premium and other non-cash interest, loss on sale/disposal of property and equipment, net, loss on asset divestitures, net, dividends received from unconsolidated joint ventures and stock-based compensation expense. Equity in earnings of affiliates, net of tax, negatively impacted cash. Accounts receivable, prepaid expenses and other assets decreased in total by $22.4 million, representing a positive impact on cash. The decrease was primarily driven by the favorable timing of billings and collections. Accounts payable, accrued expenses and other liabilities increased by $14.3 million which negatively impacted cash. The increase was primarily driven by the timing of payments. Additionally, cash provided by operating activities for the three months ended March 31, 2022 was positively impacted by a decrease in changes in contract receivable related to our correctional facility in Ravenhall, Australia of $1.6 million which was a result of the timing of interest accruals and payments received towards the contract receivable.

Investing Activities

Net cash used in investing activities of $15.2 million during the three months ended March 31, 2023 was primarily the result of capital expenditures of $13.8 million and changes in restricted investments of $1.6 million. Net cash used in investing activities of $17.8 million during the three months ended March 31, 2022 was primarily the result of capital expenditures of $13.8 million and changes in restricted investments of $4.1 million.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2023 was approximately $45.9 million compared to net cash used in financing activities of $6.5 million during the three months ended March 31, 2022. Net cash used in financing activities during the three months ended March 31, 2023 was primarily the result of payments on long-term debt of $48.3 million and taxes paid related to net share settlement of equity awards of $3.4 million partially offset by proceeds from sale of treasury shares of $5.8 million. Net cash provided by financing activities during the three months ended March 31, 2022 was primarily due to payments on long-term debt of $2.9 million, payments on non-recourse debt of $2.3 million and taxes paid related to net share settlement of equity awards of $1.3 million..

Outlook

The following discussion contains statements that are not limited to historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statements. Please refer to “Part I - Item 1A. Risk Factors” and the "Forward Looking Statements - Safe Harbor" sections in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.

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

On January 26, 2021, President Biden signed an executive order directing the United States Attorney General not to renew DOJ contracts with privately operated criminal detention facilities, as consistent with applicable law. Two agencies of the DOJ, the BOP and the USMS, utilize GEO’s support services. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts. As of March 31, 2023, GEO has three company-owned/company-leased facilities under direct contracts with USMS, which have current contract option periods that expire between September 30, 2023 and February 28, 2028. These facilities combined represented approximately 6% of our revenues for the three months ended March 31, 2023. As of March 31, 2023, we no longer have any contracts with the BOP for secure correctional facilities.

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

California enacted legislation that became effective on January 1, 2020 aimed at phasing out public-private partnership contracts for the operation of secure correctional facilities and detention facilities within California and facilities outside of the State of California housing State of California inmates. Currently, we have four public-private partnership contracts in place with ICE relating to secure services facilities located in California. The contracts for these facilities/annexes do not expire until December of 2034. GEO and the DOJ have filed separate legal actions challenging the constitutionality of the attempted ban on new federal contracts entered into after the effective date of the California law. On October 5, 2021, the Ninth Circuit Court of Appeals reversed a prior U.S. District Court decision dismissing the requests by GEO and the United States for declaratory and injunctive relief and ruled that AB32 conflicts with federal law in violation of the Supremacy Clause of the U.S. Constitution and discriminates against the federal government in violation of the intergovernmental immunity doctrine. On April 26, 2022, the Ninth Circuit granted California’s petition for an en banc hearing and vacated the previous panel’s opinion. En banc arguments took place the week of June 21, 2022, in Pasadena, California. On September 26, 2022, in an 8-3 decision, the En Banc court vacated the prior decision denying the requests by GEO and the United States for declaratory and injunctive relief barring application of the California law to federal immigration processing centers. The Ninth Circuit Court of Appeals, En Banc, ruled that AB-32 would give California a virtual power of review over detention decisions made by ICE in violation of the Supremacy Clause. The court held that whether analyzed under intergovernmental immunity or preemption, California cannot exert such control over the federal government’s detention operations. The case is remanded to the U.S. District Court for further proceedings, consistent with the court’s ruling. Refer to Note 11- Commitments, Contingencies and Other Matters of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our indebtedness.

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

Internationally, we are exploring opportunities in our current markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk. We are pleased to have been awarded a ten-year contract renewal for the continued delivery of secure transportation under our GEOAmey joint venture in the United Kingdom. In January 2023, our Australian subsidiary, GEO Australia, entered into a contract with the Department of Justice and Community Safety in the State of Victoria for the delivery of primary health services across thirteen public prisons. The contract will commence on July 1, 2023 and is expected to generate approximately AUD47.5 million, or $31.8 million based on exchange rates as of March 31, 2023, in incremental annualized revenue for GEO.

With respect to our reentry services, electronic monitoring services, and community-based services business, we are currently pursuing a number of business development opportunities. Related to opportunities for community-based reentry services, we are working with our existing federal, state, and local clients to leverage new opportunities for both residential reentry facilities as well as non-residential day reporting centers. With respect to the Department of Homeland Security's Intensive Supervision and Appearance Program ("ISAP"), the number of participants steadily increased throughout 2022, however, since the beginning of 2023, there has been a decline in ISAP participants as a result of recent changes in immigration and budgetary pressures. There are no assurances that there will not be a further decline in ISAP participants in 2023 and beyond. Title 42, which provides for restrictions at the Southwest border under the COVID public health emergency declaration, is scheduled to end on May 11, 2023. When Title 42 expires, it is expected that the federal government will likely have to process a significantly larger proportion of individuals encountered by border patrol. While these circumstances could reasonably result in higher participant counts in the ISAP program and higher ICE processing center populations, these factors would be policy decisions that GEO plays no role in setting, and which are difficult to estimate. We are focused on delivering high quality services and developing new and innovative technology solutions. To this end, we recently launched VeriWatch, a new wrist-worn GPS tracking device that allows for real-time and discrete monitoring of individuals under community supervision. We continue to expend resources on informing federal, state and local governments about the benefits of public-private partnerships, and we anticipate that there will be new opportunities in the future as those efforts continue to yield results. We believe we are well positioned to capitalize on any suitable opportunities that become available in this area.

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related costs represented approximately 65% and 66% of our operating expenses during the three months ended March 31, 2023 and 2022, respectively. Additional significant operating expenses include food, utilities and medical costs. During the three months ended March 31, 2023 and 2022, operating expenses totaled approximately 71% and 70%, respectively, of our consolidated revenues. We expect our operating expenses as a percentage of revenues in 2023 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. We also expect that our operating expenses will be impacted by the effect of inflation on costs related to personnel, utilities, insurance, and medical and food, among other operational costs. During 2023, we will incur carrying costs for facilities that are currently vacant.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During the three months ended March 31, 2023 and 2022, general and administrative expenses totaled approximately 8% and 9%, respectively, of our consolidated revenues. We expect general and administrative expenses as a percentage of revenues in 2023 to remain consistent or decrease as a result of cost savings initiatives.

Idle Facilities

We are currently marketing 12,161 vacant beds at seven of our U.S. Secure Services and at three of our Reentry Services idle facilities to potential customers. The annual net carrying cost of our idle facilities in 2023 is estimated to be $30.9 million, including depreciation expense of $15.8 million. As of March 31, 2023, these ten facilities had a combined net book value of $332.9 million. We currently do not have any firm commitment or agreement in place to activate the remaining facilities with the exception of our Great Plains Correctional Facility, which we subsequently leased to the Oklahoma Department of Corrections in April 2023. Historically, some facilities have been idle for multiple years before they received a new contract award. These idle facilities are included in the U.S. Secure Services and Reentry Services segments. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if the ten remaining idle facilities were to be activated using our U.S. Secure Services and Reentry Services average per diem rates in 2023 (calculated as the U.S. Secure Services and Reentry Services revenue divided by the number of U.S. Secure Services and Reentry Services mandays) and based on the average occupancy rate in our facilities through March 31, 2023, we would expect to receive incremental annualized revenue of approximately $350 million and an annualized increase in earnings per share of approximately $0.35 to $0.40 per share based on our average operating margins.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Exchange Credit Agreement. Payments under the Exchange Credit Agreement are indexed to a variable interest rate. Based on borrowings outstanding under the Exchange Credit Agreement of approximately $1,065 million and approximately $78 million in outstanding letters of credit, as of March 31, 2023, for every one percent increase in the average interest rate applicable to the exchange credit facility, our total annual interest expense would increase by approximately $11 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the Australian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of March 31, 2023, every 10 percent change in historical currency rates would have approximately a $7.3 million effect on our financial position and approximately a $0.3 million impact on our results of operations during the three months ended March 31, 2023.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting during the quarter ended March 31, 2023.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Litigation, Claims and Assessments

Shareholder and Derivative Litigation

On July 7, 2020, a putative shareholder class action lawsuit was filed against the Company and its officers George C. Zoley and Brian R. Evans in the U.S. District Court for the Southern District of Florida. On November 18, 2020, the lead plaintiffs, James Michael DeLoach and Edward Oketola, filed a consolidated class action amended complaint against Messrs. Zoley and Evans––as well as then current and former Company officers J. David Donahue and Ann M. Schlarb. On September 23, 2021, the court dismissed all claims against Messrs. Evans and Donahue, and Ms. Schlarb, and dismissed all claims against GEO and Mr. Zoley other than claims related to GEO's disclosures about pending litigation. On October 4, 2021, plaintiffs filed a consolidated class action second amended complaint. The second amended complaint alleges that GEO and Mr. Zoley violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and alleges that Mr. Zoley violated Section 20(a) of the Exchange Act, by making materially false and misleading statements and/or omissions related to pending litigation, and seeks relief individually and on behalf of a putative class consisting of all persons and entities––other than the defendants, the officers and directors of the Company, members of their immediate families and their legal representatives, heirs, successors or assigns and any entity in which the defendants have or had a controlling interest––who purchased or otherwise acquired the Company’s securities during the alleged class period from November 9, 2018 to August 5, 2020, inclusive. The second amended complaint seeks damages, interest, attorneys’ fees, expert fees, other costs, and such other relief as the court may deem proper. On June 21, 2022, the court dismissed all claims in the second amended complaint other than those related to the Company’s statements about pending lawsuits made prior to July 17, 2019.

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

Immigration Detainee Litigation

Civil immigration detainees at the Aurora ICE Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the U.S. District Court for the District of Colorado. The complaint alleges that the Company was in violation of the Colorado Minimum Wages of Workers Act and the Federal Trafficking Victims Protection Act (“TVPA”). The complaint also claims that the Company was unjustly enriched based on the level of payment the detainees received for work performed in a Voluntary Work Program ("VWP") the Company is required to implement at the facility under the terms of its contract with the federal government. On July 6, 2015, the court found that detainees were not employees under the Colorado Minimum Wage Order and dismissed this claim. On February 27, 2017, the court granted the plaintiffs' motion for class certification on the TVPA and unjust enrichment claims. The plaintiffs class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the court may deem proper. On October 18, 2022, the court issued an order granting plaintiffs’ motion for summary judgment on the Company’s affirmative defenses, denying the Company’s motion for summary judgment, motion to dismiss, and motion for decertification of the class, narrowing the class period for plaintiffs’ TVPA claims, and otherwise ruling against the Company’s motions for relief. All trial dates are currently stayed by court order pending appeal of certain of GEO's defenses to the 10th Circuit Court of Appeal.

Since the Colorado suit was initially filed, four similar lawsuits have been filed - two in the state of Washington and two in California.

The first of the two state of Washington lawsuits was filed on September 26, 2017 by immigration detainees against the Company in the U.S. District Court for the Western District of Washington. The second lawsuit was filed on September 20, 2017 by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. The plaintiffs claimed that Washington State minimum wage laws should be enforced with respect to detainees who volunteer to participate in a VWP administered by GEO at the Northwest ICE Processing Center (the "Center") as required by the U.S. Department of Homeland Security under the terms of GEO’s contract. The Center houses persons in the custody of federal immigration authorities while the federal government is determining their immigration status. In October 2021, an unfavorable jury verdict and court judgment resulting in a combined $23.2 million judgment entered against the Company in the retrial of the two cases, which judgment amounts were subsequently increased by a further award against the Company of attorney’s fees, costs, and pre-judgment interest in the amount of $12.7 million. Post judgment interest is accruing on these judgments in accordance with Washington law. The trial court has waived the necessity to post a supersedeas bond for the combined judgments and has stayed enforcement of the verdict and judgments while GEO’s appeal to the U.S. Court of Appeals for the Ninth Circuit is pending. Oral argument was held on October 6, 2022. The case has been formally submitted to the three-judge panel for decision. On March 7, 2023, the Ninth Circuit certified certain state law questions to the Washington Supreme Court.

In California, a class-action lawsuit was filed on December 19, 2017, by immigration detainees against the Company in the U.S. District Court Eastern Division of the Central District of California. The California lawsuit alleges violations of the state’s minimum wage laws, violations of the TVPA and California's equivalent state statute, unjust enrichment, unfair competition and retaliation. The California court has certified a class of individuals who have been civilly detained at the Company's Adelanto Facility from December 19, 2014, until the date of final judgment. On March 31, 2022, the court entered a stay of the California case until the Ninth Circuit rules on the Washington cases.

Current and former detainees of the Mesa Verde ICE Processing Center and the Golden State Annex ICE Processing Center filed a class action lawsuit on July 13, 2022, against the Company in the U.S. District Court for the Eastern District of California, Fresno Division. This lawsuit is similar to the cases in Colorado, Washington and California discussed above. The complaint alleges that federal detainees who volunteer to participate in the VWP at GEO’s Mesa Verde and Golden State Annex ICE facilities are employees of GEO and entitled to the state’s minimum wage. Plaintiffs also make claims for unfair competition, unjust enrichment, human trafficking, forced labor, California's Private Attorneys General Act and retaliation. GEO filed both a motion to stay the action pending the Ninth Circuit's decision in the Washington lawsuits and a motion to dismiss the action in its entirety.

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

Challenges to State Legislation that Conflict with Federal Contracts

On December 30, 2019, the Company filed a lawsuit in the U.S. District Court for the Southern District of California against the State of California for declaratory and injunctive relief challenging California’s newly enacted law - Assembly Bill 32 ("AB-32") - which prohibits the operation of "private detention facilities" in California, including facilities in which the Company provides secure immigration detention contract services to the federal government. The Company’s lawsuit asserts that AB-32 violates the Constitution’s Supremacy Clause, which protects the federal government from regulation by any state. By prohibiting federal detention facilities in California, the suit argues AB-32 substantially interferes with the ability of USMS and ICE to carry out detention responsibilities for the federal government. Secondly, because AB-32 creates an exemption for the application of AB-32 for the State of California for the use of "private detention facilities" (to alleviate overcrowding), California’s statute unlawfully discriminates against the federal government. On January 24, 2020, the United States filed a lawsuit challenging AB-32. On October 8, 2020, the court issued an order granting, in part, and denying, in part, the Company’s and the United States’ motions for preliminary injunction and California’s motion to dismiss. Among other findings, the court (1) dismissed the Company’s intergovernmental immunity claims as well as the United States’ preemption claims as applied to ICE facilities; (2) found that the Company and the United States were likely to succeed on the preemption claims as applied to U.S. Marshals’ facilities and enjoined enforcing AB-32 against those facilities; and (3) refused to enjoin California from enforcing AB-32 against ICE contracts with the Company and the United States. The Company and the United States appealed to the Ninth Circuit. Oral argument was held on June 7, 2021. On October 5, 2021, a three-Judge panel of the Ninth Circuit reversed the lower court’s decision, holding that AB-32 conflicted with federal law. California petitioned the Ninth Circuit for the matter to be heard by the court sitting en banc, which petition was accepted.

On September 26, 2022, in an 8-3 en banc decision, the Ninth Circuit held that AB-32 violates the Constitution's Supremacy Clause and that AB-32 is preempted, vacated the lower court’s denial of the Company’s and the United States’ motions for preliminary injunction, and remanded the case to the District Court to consider the remaining preliminary injunction factors.

On April 29, 2021, the Company filed a lawsuit in the U.S. District Court for the Western District of Washington against the State of Washington for declaratory and injunctive relief challenging the State of Washington’s newly enacted law – House Bill 1090 – that purports to prohibit the operation of "private detention facilities" in the state, which would prevent the United States from using privately contracted detention facilities to house detainees in the custody of ICE. The court entered a stay of this action pending the final resolution of the AB-32 appeal.

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

ITEM 1A. RISK FACTORS.

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. We encourage you to read these risk factors in their entirety.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2023 to January 31, 2023	382,991	$8.99	—	$—
February 1, 2023 to February 28, 2023	—	$—	—	$—
March 1, 2023 to March 31, 2023	—	$—	—	$—
Total	382,991		—

(1) We withheld 382,991 shares through net settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees. These transactions were not made as part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

(A)
Exhibits

10.1

Consultant Agreement, by and between The GEO Group, Inc. and Ann Schlarb, effective February 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on January 6, 2023). †

10.2

Consultant Agreement, by and between The GEO Group, Inc. and David Venturella, effective February 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on February 6, 2023). †

10.3

Senior Officer Employment Agreement, by and between The GEO Group, Inc. and Wayne Calabrese, dated February 9, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on February 15, 2023). †

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2023, has been formatted in Inline XBRL (included with the Exhibit 101 attachments).

†	Management contract or compensatory plan, contract or agreement as defined in Item 402 (a)(3) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date:	May 3, 2023	/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer
(duly authorized officer and principal financial officer)