Form 10-Q
period 2023-06-30
GEO GROUP INC
filed 2023-08-09
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, the registrant had 126,102,801 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2023 AND 2022

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues	$593,891	$588,177	$1,202,100	$1,139,362
Operating expenses	428,128	411,791	861,620	796,952
Depreciation and amortization	31,691	32,016	63,614	67,954
General and administrative expenses	41,692	49,296	91,826	97,856
Operating income	92,380	95,074	185,040	176,600
Interest income	1,297	5,562	2,465	11,190
Interest expense	(55,046)	(33,225)	(109,304)	(64,846)
Loss on extinguishment of debt	(1,618)	—	(1,754)	—
Gain on asset divestitures	2,175	3,680	2,175	3,053
Income before income taxes and equity in earnings of affiliates	39,188	71,091	78,622	125,997
Provision for income taxes	11,153	18,898	23,515	36,860
Equity in earnings of affiliates, net of income tax provision of $334, $163, $514 and $275, respectively	1,490	1,480	2,412	2,715
Net income	29,525	53,673	57,519	91,852
Net loss attributable to noncontrolling interests	46	54	55	94
Net income attributable to The GEO Group, Inc.	$29,571	$53,727	$57,574	$91,946

Weighted-average common shares outstanding:
Basic	122,045	121,119	121,740	120,918
Diluted	123,278	121,881	123,496	121,650
Net income per common share attributable to The GEO Group, Inc.:
Basic:
Net income per common share attributable to The GEO Group, Inc. - basic	$0.20	$0.37	$0.39	$0.63
Diluted:
Net income per common share attributable to The GEO Group, Inc. - diluted	$0.20	$0.37	$0.39	$0.63

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2023 AND 2022

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income	$29,525	$53,673	$57,519	$91,852
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,011)	(9,826)	(2,390)	(9,401)
Change in marketable securities, net of tax provision (benefit) of $147, $(94), $253 and $(202), respectively	553	(353)	953	(758)
Pension liability adjustment, net of tax provision of $0, $23, $0 and $45, respectively	—	85	—	170
Change in fair value of derivative instrument classified as cash flow hedge, net of tax provision (benefit) of $220, $508, $(53) and $1,163, respectively	827	1,910	(200)	4,374
Total other comprehensive income (loss), net of tax	369	(8,184)	(1,637)	(5,615)
Total comprehensive income	29,894	45,489	55,882	86,237
Comprehensive loss attributable to noncontrolling interests	30	31	29	86
Comprehensive income attributable to The GEO Group, Inc.	$29,924	$45,520	$55,911	$86,323

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2023 AND DECEMBER 31, 2022

(In thousands, except share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$48,716	$95,073
Accounts receivable, less allowance for doubtful accounts of $741 and $809, respectively	350,961	416,399
Prepaid expenses and other current assets	52,299	43,536
Total current assets	451,976	555,008
Restricted Cash and Investments	136,497	111,691
Property and Equipment, Net	1,963,880	2,002,021
Assets Held for Sale	14,113	480
Operating Lease Right-of-Use Assets, Net	108,975	90,950
Deferred Income Tax Assets	8,005	8,005
Goodwill	755,189	755,199
Intangible Assets, Net	140,971	147,688
Other Non-Current Assets	92,283	89,341
Total Assets	$3,671,889	$3,760,383
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$73,076	$79,312
Accrued payroll and related taxes	46,136	53,225
Accrued expenses and other current liabilities	174,835	237,369
Operating lease liabilities, current portion	23,784	22,584
Current portion of finance lease liabilities and long-term debt	29,377	44,722
Total current liabilities	347,208	437,212
Deferred Income Tax Liabilities	75,849	75,849
Other Non-Current Liabilities	79,763	74,008
Operating Lease Liabilities	90,127	73,801
Finance Lease Liabilities	922	1,280
Long-Term Debt, Net	1,845,649	1,933,145
Commitments, Contingencies and Other Matters (Note 11)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 187,500,000 shares authorized, 130,284,977 and 128,912,410 issued and 126,075,130 and 124,060,038 outstanding, respectively	1,303	1,289
Additional paid-in capital	1,292,826	1,291,363
Retained earnings (accumulated deficit)	53,338	(4,236)
Accumulated other comprehensive loss	(18,582)	(16,919)
Treasury stock, 4,209,847 shares, at cost, respectively	(95,175)	(105,099)
Total shareholders’ equity attributable to The GEO Group, Inc.	1,233,710	1,166,398
Noncontrolling interests	(1,339)	(1,310)
Total shareholders’ equity	1,232,371	1,165,088
Total Liabilities and Shareholders’ Equity	$3,671,889	$3,760,383

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE SIX MONTHS ENDED

JUNE 30, 2023 AND 2022

(In thousands)

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash Flow from Operating Activities:
Net income	$57,519	$91,852
Net loss attributable to noncontrolling interests	55	94
Net income attributable to The GEO Group, Inc.	57,574	91,946
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	63,614	67,954
Stock-based compensation	8,935	9,869
Loss on extinguishment of debt	1,754	—
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	5,805	3,755
Provision for doubtful accounts	—	76
Equity in earnings of affiliates, net of tax	(2,412)	(2,715)
Dividends received from unconsolidated joint ventures	1,807	2,441
Loss on sale/disposal of property and equipment, net	1,701	1,847
Gain on asset divestitures	(2,175)	(3,053)
Changes in assets and liabilities, net of effects of acquisitions:
Changes in accounts receivable, prepaid expenses and other assets	32,365	2,690
Changes in contract receivable	—	3,288
Changes in accounts payable, accrued expenses and other liabilities	(56,018)	(6,119)
Net cash provided by operating activities	112,950	171,979
Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	—	37
Proceeds from sale of assets held for sale	2,791	15,812
Change in restricted investments	(3,503)	895
Capital expenditures	(31,614)	(36,060)
Net cash used in investing activities	(32,326)	(19,316)
Cash Flow from Financing Activities:
Payments on long-term debt	(106,094)	(54,318)
Payments on non-recourse debt	—	(4,343)
Proceeds from sale of treasury shares	5,750	—
Taxes paid related to net share settlements of equity awards	(3,445)	(1,302)
Proceeds from issuance of common stock in connection with ESPP	80	103
Proceeds from the exercise of stock options	81	—
Net cash used in financing activities	(103,628)	(59,860)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(2,050)	(4,331)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(25,054)	88,472
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	143,843	548,322
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$118,789	$636,794
Supplemental Disclosures:
Non-cash Investing and Financing activities:
Right-of-use assets obtained from operating lease liabilities	$31,289	$4,284
Debt issuance costs in accrued expenses	$3,850	$—
Capital expenditures in accounts payable and accrued expenses	$2,552	$6,429

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) specialize in the ownership, leasing and management of secure facilities, processing centers and community reentry centers in the United States, Australia and South Africa. The Company owns, leases and operates a broad range of facilities including maximum, medium and minimum security facilities, processing centers, as well as community-based reentry facilities and offers an expanded delivery of rehabilitation services under its 'GEO Continuum of Care' platform. The 'GEO Continuum of Care' platform integrates enhanced rehabilitative programs, which are evidence-based and include cognitive behavioral treatment and post-release services, and provides academic and vocational classes in life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for individuals as contracted domestically and in the United Kingdom through its joint venture GEOAmey PECS Ltd. (“GEOAmey”). At June 30, 2023, the Company’s worldwide operations include the management and/or ownership of approximately 82,000 beds at 102 facilities, including idle facilities, and also include the provision of community supervision services for more than 400,000 individuals on average, including nearly 180,000 through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

On December 2, 2021, the Company announced that its board of directors (the “Board”) unanimously approved a plan to terminate the Company's REIT status and become a taxable C Corporation, effective for the year ended December 31, 2021. As a result, the Company is no longer required to operate under REIT rules, including the requirement to distribute at least 90% of REIT taxable income to its shareholders, which provides the Company with greater flexibility to use its free cash flow. Effective January 1, 2021, the Company was subject to federal and state income taxes on its taxable income at applicable tax rates and was no longer entitled to a tax deduction for dividends paid. The Company operated as a REIT for the 2020 tax year, and existing REIT requirements and limitations remained in place until December 31, 2020. In connection with terminating the Company’s REIT status, the Board also voted unanimously to discontinue the Company's quarterly dividend in late 2021.

The Company's unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2023 for the year ended December 31, 2022. The accompanying December 31, 2022 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results for the entire year ending December 31, 2023, or for any other future interim or annual periods.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its various business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company's goodwill balances from January 1, 2023 to June 30, 2023 are as follows (in thousands):

	January 1, 2023	Foreign Currency Translation	June 30, 2023
U.S. Secure Services	$316,366	$—	$316,366
Electronic Monitoring and Supervision Services	289,570	—	289,570
Reentry Services	148,873	—	148,873
International Services	390	(10)	380
Total Goodwill	$755,199	$(10)	$755,189

The Company has also recorded other finite and indefinite-lived intangible assets as a result of its various business combinations. The Company's intangible assets include facility management contracts, covenants not to compete, trade names and technology, as follows (in thousands):

	June 30, 2023				December 31, 2022
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	16.3	$308,326	$(212,555)	$95,771	$308,350	$(206,367)	$101,983
Technology	7.3	33,700	(33,700)	—	33,700	(33,195)	505
Trade names	Indefinite	45,200	—	45,200	45,200	—	45,200
Total acquired intangible assets		$387,226	$(246,255)	$140,971	$387,250	$(239,562)	$147,688

Amortization expense was $6.7 million and $11.1 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 3.0 years.

Estimated amortization expense related to the Company's finite-lived intangible assets for the remainder of 2023 through 2027 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2023	$5,071
2024	9,314
2025	9,263
2026	7,170
2027	6,860
Thereafter	58,093
$95,771

3. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

		Fair Value Measurements at June 30, 2023
	Carrying Value at June 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment:
Rabbi Trusts	$46,372	$7,014	$39,358	$—
Marketable equity and fixed income securities	44,297	17,231	27,066	—
Interest rate swap derivatives	4,360	—	4,360	—

		Fair Value Measurements at December 31, 2022
	Carrying Value at December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$36,982	$—	$36,982	$—
Marketable equity and fixed income securities	25,939	—	25,939	—
Interest rate swap derivatives	4,613	—	4,613	—

The Company’s Level 2 financial instruments included in the tables above as of June 30, 2023 and December 31, 2022 consist of interest rate swap derivative assets/liabilities held by GEO, investments in equity and fixed income mutual funds held in the Company’s captive insurance subsidiary, Florina and the Company's rabbi trust established for employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan. The Company's Level 1 financial instruments included in the table above as of June 30, 2023 consist of money market funds held in Florina and money market funds held in the Company's rabbi trust established for its Executive Chairman's retirement account.

The interest rate swap derivative assets are valued using a discounted cash flow model based on projected borrowing rates. The Company's restricted investment in the rabbi trust for The GEO Group, Inc. Non-qualified Deferred Compensation Plan is invested in Company-owned life insurance policies which are recorded at their cash surrender values. These investments are valued based on the underlying investments held in the policies' separate accounts. The underlying assets are equity and fixed income pooled funds. The marketable equity and fixed income securities are valued using quoted rates.

4. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at June 30, 2023 and December 31, 2022 (in thousands):

		Estimated Fair Value Measurements at June 30, 2023
	Carrying Value as of June 30, 2023	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$48,716	$48,716	$48,716	$—	$—
Restricted cash and investments	45,828	45,828	45,828	—	—
Liabilities:
Borrowings under exchange credit facility	$1,007,724	$1,021,141	$—	$1,021,141	$—
10.500% Public Second Lien Notes due 2028	286,521	288,679	—	288,679	—
9.500% Private Second Lien Notes due 2028	239,142	235,555	—	235,555	—
5.875% Senior Notes due 2024	23,253	22,712	—	22,712	—
6.00% Senior Notes due 2026	110,858	102,197	—	102,197	—
6.50% Exchangeable Senior Notes due 2026	230,000	258,622	—	258,622	—

		Estimated Fair Value Measurements at December 31, 2022
	Carrying Value as of December 31, 2022	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$95,073	$95,073	$95,073	$—	$—
Restricted cash and investments	48,770	48,770	48,770	—	—
Liabilities:
Borrowings under exchange credit facility	$1,113,239	$1,112,183	$—	$1,112,183	$—
10.500% Public Second Lien Notes due 2028	286,521	291,610	—	291,610	—
9.500% Private Second Lien Notes due 2028	239,142	232,627	—	232,627	—
5.875% Senior Notes due 2024	23,253	22,997	—	22,997	—
6.00% Senior Notes due 2026	110,858	99,132		99,132
6.50% Exchangeable Senior Notes due 2026	230,000	327,872	—	327,872	—

The fair values of the Company’s cash and cash equivalents, and restricted cash and investments approximates the carrying values of these assets at June 30, 2023 and December 31, 2022. Restricted cash consists of money market funds, bank deposits, commercial paper and time deposits used for asset replacement funds and other funds contractually required to be maintained at the Company's Australian subsidiary. The fair value of the money market funds and bank deposits is based on quoted market prices (Level 1).

As of June 30, 2023, the recurring fair values of the Company's 10.500% Public Second Lien Notes due 2028 and the 9.500% Private Second Lien Notes due 2028 are based on level 2 inputs using quotations by major market news services, such as Bloomberg. The fair value of the Company's exchange credit facility was also based on quotations by major market new services and also estimates of trading value considering the Company's borrowing rate, the undrawn spread and similar instruments.

As of June 30, 2023 and December 31, 2022, the fair values of the Company's 5.875% senior unsecured notes due 2024 ("5.875% Senior Notes due 2024"), 6.00% senior unsecured notes due 2026 (“6.00% Senior Notes”), and the 6.50% exchangeable senior unsecured notes due 2026 (“Convertible Notes” or “6.50% Exchangeable Notes due 2026”) are based on level 2 inputs by major market news services.

5. RESTRICTED CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$48,716	$587,861
Restricted cash and cash equivalents - current	—	21,134
Restricted cash and investments - non-current	136,497	81,392
Less Restricted investments - non-current	(66,424)	(53,593)
Total cash, cash equivalents and restricted cash and cash equivalents shown in the statement of cash flows	$118,789	$636,794

Amounts included in restricted cash and cash equivalents are attributable to certain contractual cash restriction requirements at the Company's wholly owned Australian subsidiary related to non-recourse debt (which were included in Restricted Cash and cash equivalents current) and asset replacement funds contractually required to be maintained and other guarantees. The Company sold shares/units in certain of its wholly owned Australian subsidiaries related to its Ravenhall facility in August 2022. Upon the sale, the restricted cash related to these subsidiaries was transferred to the buyer. As such, the Company has no current restricted cash and cash equivalents at June 30, 2023. Refer to Note 11 - Commitments, Contingencies and Other Matters for further information. Restricted investments - non-current (included in Restricted Cash and Investments in the accompanying consolidated balance sheets) consists of the Company's rabbi trust established for an employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan, its rabbi trust established for its Executive Chairman's retirement account held in a money market fund, investments in equity and fixed income mutual funds and money market funds held in the Company’s captive insurance subsidiary, Florina, and certain contractual cash requirements at the Company’s wholly owned Australian subsidiary related to certain performance guarantees at its Ravenhall facility. The investments held in the rabbi trust related to The GEO Group, Inc. Non-Qualified Deferred Compensation Plan and the investments in equity and fixed income mutual funds held in Florina are restricted investments that are not considered to be restricted cash and cash equivalents in the accompanying consolidated statements of cash flows. Refer to Note 3 - Financial Instruments.

6. SHAREHOLDERS’ EQUITY

The following tables present the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Common shares		Additional Paid-In		Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Retained Earnings	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended June 30, 2023
Balance, March 31, 2023	125,955	$1,302	$1,289,399	$23,767	$(18,935)	4,210	$(95,175)	$(1,309)	$1,199,049
Proceeds from exercise of stock options	5	—	32	—	—	—	—	—	32
Stock-based compensation expense	—	—	3,357	—	—	—	—	—	3,357
Restricted stock granted	117	1	(1)	—	—	—	—	—	—
Restricted stock canceled	(9)	(1)	(1)	—	—	—	—	—	(2)
Issuance of common stock - ESPP	7	1	40		—	—	—	—	41
Net income (loss)	—	—	—	29,571	—	—	—	(46)	29,525
Other comprehensive income	—	—	—	—	353	—	—	16	369
Balance, June 30, 2023	126,075	$1,303	$1,292,826	$53,338	$(18,582)	4,210	$(95,175)	$(1,339)	$1,232,371

	Common shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended June 30, 2022
Balance, March 31, 2022	124,011	$1,289	$1,281,268	$(137,741)	$(17,632)	4,852	$(105,099)	$(1,250)	$1,020,835
Stock-based compensation expense	—	—	3,556	—	—	—	—	—	3,556
Restricted stock granted	2	—	—	—	—	—	—	—	-
Restricted stock canceled	(14)	—	—	—	—	—	—	—	-
Other adjustment	—	—	—	(91)	—	—	—	—	(91)
Shares withheld for net settlements of share- based awards [1]	(3)	—	(17)	—	—	—	—	—	(17)
Issuance of common stock - ESPP	7	—	60	—	—	—	—	—	60
Net income (loss)	—	—	—	53,727	—	—	—	(54)	53,673
Other comprehensive income (loss)	—	—	—	—	(8,207)	—	—	23	(8,184)
Balance, June 30, 2022	124,003	$1,289	$1,284,867	$(84,105)	$(25,839)	4,852	$(105,099)	$(1,281)	$1,069,832

	Common shares		Additional Paid-In	Accumulated Deficit	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	/Retained Earnings	Loss	Shares	Amount	Interests	Equity
For the Six Months Ended June 30, 2023
Balance January 1, 2023	124,061	$1,289	$1,291,363	$(4,236)	$(16,919)	4,852	$(105,099)	$(1,310)	$1,165,088
Proceeds from exercise of stock options	12	—	81	—	—	—	—	—	81
Stock-based compensation expense	—	—	8,935	—	—	—	—	—	8,935
Restricted stock granted	1,758	17	(17)	—	—	—	—	—	—
Restricted stock canceled	(26)	—	—	—	—	—	—	—	—
Sale of treasury shares [2]	642	—	(4,174)	—	—	(642)	9,924	—	5,750
Shares withheld for net settlements of share- based awards [1]	(383)	(4)	(3,441)	—	—	—	—	—	(3,445)
Issuance of common stock - ESPP	11	1	79	—	—	—	—	—	80
Net income (loss)	—	—	—	57,574	—	—	—	(55)	57,519
Other comprehensive income (loss)	—	—	—	—	(1,663)	—	—	26	(1,637)
Balance, June 30, 2023	126,075	$1,303	$1,292,826	$53,338	$(18,582)	4,210	$(95,175)	$(1,339)	$1,232,371

	Common shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Interests	Equity
For the Six Months Ended June 30, 2022
Balance, January 1, 2022	122,472	$1,273	$1,276,213	$(175,960)	$(20,216)	4,852	$(105,099)	$(1,195)	$975,016
Stock-based compensation expense	—	—	9,869	—	—	—	—	—	9,869
Restricted stock granted	1,786	18	(18)	—	—	—	—	—	-
Restricted stock canceled	(40)	—	—	—	—	—	—	—	-
Shares withheld for net settlements of share- based awards [1]	(229)	(2)	(1,300)	—	—	—	—	—	(1,302)
Issuance of common stock - ESPP	14	—	103	—	—	—	—	—	103
Other adjustment	—	—	—	(91)	—	—	—	—	(91)
Net income (loss)	—	—	—	91,946	—	—	—	(94)	91,852
Other comprehensive income (loss)	—	—	—	—	(5,623)	—	—	8	(5,615)
Balance, June 30, 2022	124,003	$1,289	$1,284,867	$(84,105)	$(25,839)	4,852	$(105,099)	$(1,281)	$1,069,832

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

Prospectus Supplement

On June 28, 2021, in connection with the shelf registration, we filed with the SEC a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $300 million through sales agents. Sales of shares of our common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, will be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933 as amended (the "Securities Act"). There were no shares of common stock sold under this prospectus supplement during the six months ended June 30, 2023 or 2022.

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

The components of accumulated other comprehensive income (loss) attributable to GEO within shareholders' equity are as follows:

	Six Months Ended June 30, 2023
	(In thousands)
	Foreign currency translation adjustments, net of tax (1)	Change in fair value of derivatives, net of tax	Change in marketable securities, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2023	$(20,015)	$3,645	$(953)	$404	$(16,919)
Current-period other comprehensive income (loss)	(2,416)	(200)	953	-	(1,663)
Balance, June 30, 2023	$(22,431)	$3,445	$—	$404	$(18,582)

	Six Months Ended June 30, 2022
	(In thousands)
	Foreign currency translation adjustments, net of tax (1)	Change in fair value of derivatives, net of tax	Change in marketable securities, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2022	$(12,461)	$(2,524)	$7	$(5,238)	$(20,216)
Current-period other comprehensive income (loss)	(9,409)	4,374	(758)	170	(5,623)
Balance, June 30, 2022	$(21,870)	$1,850	$(751)	$(5,068)	$(25,839)

(1)
The foreign currency translation related to noncontrolling interests was not significant at June 30, 2023 or 2022.

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

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each time-based or performance-based option awarded. For options granted during the six months ended June 30, 2023, the fair value was estimated using the following assumptions: (i) volatility of 52.34%; (ii) expected term of 5 years and (iii) risk free interest rate of 4.27%. A summary of the activity of stock option awards issued and outstanding under Company plans was as follows for the six months ended June 30, 2023:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at January 1, 2023	1,885	$18.03	6.23	$73
Options granted	362	9.07
Options exercised	(13)	6.63
Options forfeited/canceled/expired	(106)	14.06
Options outstanding at June 30, 2023	2,128	$16.78	6.07	$373
Options vested and expected to vest at June 30, 2023	2,041	$17.15	5.94	$339
Options exercisable at June 30, 2023	1,411	$21.04	4.72	$88

On March 1, 2023, the Company granted approximately 362,000 options to certain employees which had a per share grant date fair value of $4.53. For the six months ended June 30, 2023 and 2022, the amount of stock-based compensation expense related to stock options was $0.3 million and $0.3 million, respectively. As of June 30, 2023, the Company had $1.9 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 3.3 years.

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

A summary of the activity of restricted stock outstanding is as follows for the six months ended June 30, 2023:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at January 1, 2023	3,595	$8.29
Granted	1,758	9.16
Vested	(1,252)	11.57
Forfeited/canceled	(25)	8.87
Restricted stock outstanding at June 30, 2023	4,076	$7.79

During the six months ended June 30, 2023, the Company granted 1,758,455 shares of restricted stock to certain employees and executive officers. Of these awards, 422,121 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2023, 2024 and 2025.

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

For the six months ended June 30, 2023 and 2022, the Company recognized $8.9 million and $9.6 million, respectively, of compensation expense related to its restricted stock awards. As of June 30, 2023, the Company had $22.5 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 2.6 years.

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

The Amended ESPP is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Amended ESPP are made on the last day of each month. During the six months ended June 30, 2023 and 2022, 11,117 and 13,801 shares, respectively, of the Company's common stock were issued in connection with the Amended ESPP.

8. EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing the net income attributable to The GEO Group, Inc. available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income attributable to The GEO Group, Inc. available to common stockholders represents net income attributable to The GEO Group reduced by an allocation of earnings to participating securities. The 6.50% Exchangeable Notes due 2026, which contain non-forfeitable rights to dividends declared and paid on the shares of common stock, are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Diluted EPS (as defined below) is calculated under the if-converted method and the two-class method for each class of shareholders using the weighted average number of shares attributable to each class. The calculation that results in the lowest diluted earnings per share amount for common stock is reported in the Company’s financial statements. The if-converted method includes the dilutive effect of potential common shares related to the 6.50% Exchangeable Notes due 2026, if any. Basic and diluted earnings per share were calculated for the three and six months ended June 30, 2023 and 2022 as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income	$29,525	$53,673	$57,519	$91,852
Net loss attributable to noncontrolling interests	46	54	55	94
Less: Undistributed income allocable to participating securities	(5,016)	(9,171)	(9,787)	(15,717)
Net income attributable to The GEO Group, Inc. available to common stockholders	24,555	44,556	47,787	76,229
Basic earnings per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	122,045	121,119	121,740	120,918
Per share amount	$0.20	$0.37	$0.39	$0.63
Diluted earnings per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	122,045	121,119	121,740	120,918
Dilutive effect of equity incentive plans	1,233	762	1,756	732
Weighted average shares assuming dilution	123,278	121,881	123,496	121,650
Per share amount	$0.20	$0.37	$0.39	$0.63

For the three months ended June 30, 2023, 1,908,737 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share ("EPS") because the effect would be anti-dilutive. There were 1,459,879 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the three months ended June 30, 2022, 2,054,095 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 671,995 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the six months ended June 30, 2023, 1,539,815 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 271,545 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the six months ended June 30, 2022, 1,980,905 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 678,679 common stock equivalents from restricted shares that were anti-dilutive for the period.

On February 24, 2021, the Company’s wholly owned subsidiary, GEO Corrections Holdings, Inc. (“GEOCH”), completed a private offering of $230 million aggregate principal amount of 6.50% Exchangeable Notes due 2026. Refer to Note 10 – Debt for additional information. As of June 30, 2023, conditions had not been met to exchange the 6.50% Exchangeable Notes due 2026 into shares of the Company’s common stock. Approximately 24.9 million shares of potential common shares associated with the conversion option embedded in the convertible notes were excluded from the computation for the three and six months ended June 30, 2023 and 2022 as the average stock price was lower than the exchange price.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

In August of 2019, the Company entered into two interest rate swap agreements in the aggregate notional amount of $44.3 million to fix the interest rate on certain of its variable rate debt to 4.22%. The Company has designated these interest rate swaps as hedges against changes in the cash flows of two identical promissory notes (the "Notes") which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the Notes and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in fair value of the interest rate swaps as accumulated other comprehensive income, net of applicable taxes. Total unrealized losses recorded in other comprehensive income, net of tax, related to these cash flow hedges was $0.2 million during the six months ended June 30, 2023. The total fair value of the swap assets as of June 30, 2023 was $4.4 million and is recorded as a component of Other Non-Current assets within the accompanying consolidated balance sheet. There was no material ineffectiveness for the period presented. The Company does not expect to enter into any transactions during the next twelve months which would result in reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss). Refer to Note 10 - Debt for additional information.

10. DEBT

Debt outstanding as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Exchange Credit Agreement
Tranche 1 Loans	$807,457	$846,445
Unamortized premium on tranche 1 loans	21,487	25,345
Unamortized debt issuance costs on tranche 1 loans	(20,724)	(22,575)
Tranche 2 Loans	190,267	236,794
Unamortized discount on tranche 2 loans	(2,135)	(2,922)
Unamortized debt issuance costs on tranche 2 loans	(4,996)	(6,310)
Revolver	10,000	30,000
Total Exchange Credit Agreement [*]	1,001,356	1,106,777
10.500% Public Second Lien Notes due 2028
Notes Due in 2028	286,521	286,521
Unamortized discount	(14,462)	(15,457)
Unamortized debt issuance costs	(7,905)	(7,811)
Total 10.500% Public Second Lien Notes due 2028	264,154	263,253
9.500% Private Second Lien Notes due 2028
Notes Due in 2028	239,142	239,142
Unamortized discount	(21,236)	(22,524)
Unamortized debt issuance costs	(6,674)	(6,551)
Total 9.500% Private Second Lien Notes due 2028	211,232	210,067
6.50% Exchangeable Senior Notes:
Notes Due in 2026	230,000	230,000
Unamortized debt issuance costs	(5,568)	(6,489)
Total 6.50% Exchangeable Senior Notes Due in 2026	224,432	223,511
6.00% Senior Notes:
Notes Due in 2026	110,858	110,858
Unamortized debt issuance costs	(669)	(776)
Total 6.00% Senior Notes Due in 2026	110,189	110,082
5.875% Senior Notes:
Notes Due in 2024	23,253	23,253
Unamortized debt issuance costs	(71)	(96)
Total 5.875% Senior Notes Due in 2024	23,182	23,157
Finance Lease Liabilities	1,632	1,977
Other debt, net of unamortized debt issuance costs	39,771	40,323
Total debt	1,875,948	1,979,147
Current portion of finance lease liabilities and long-term debt	(29,377)	(44,722)
Finance Lease Liabilities, long-term portion	(922)	(1,280)
Long-Term Debt	$1,845,649	$1,933,145

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

Amendment No. 4 and Amendment No. 5 to Existing Credit Agreement

In connection with the exchange offer, (i) the Company and GEO Corrections Holdings, Inc. (“Corrections”), as borrowers (the “Borrowers”), certain lenders (the “Consenting Lenders”) and BNP Paribas, as the existing administrative agent (the “Existing Administrative Agent”) under the Company’s then existing senior secured credit agreement (the “Existing Credit Agreement”), entered into Amendment No. 4 to Third Amended and Restated Credit Agreement, dated as of August 19, 2022 (“Amendment No. 4”), and (ii) the Borrowers, certain subsidiaries of the Borrowers (the “Credit Facility Guarantors”), the Consenting Lenders, the

Existing Administrative Agent, Alter Domus Products Corp., as the new administrative agent for the lenders under the amended existing credit agreement (in such capacity, the “Amended Credit Agreement Administrative Agent”), and Alter Domus Products Corp., as the administrative agent for the lenders under the Exchange Credit Agreement (in such capacity, the “Exchange Credit Agreement Administrative Agent”), entered into Amendment No. 5 to Third Amended and Restated Credit Agreement, dated as of August 19, 2022 (“Amendment No. 5,” and the Existing Credit Agreement as amended by Amendment No. 4 and Amendment No. 5, the “Amended Credit Agreement”).

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

After giving effect to Amendment No. 4 and Amendment No. 5 and the transactions described therein, approximately $87 million in aggregate principal amount of revolving credit commitments and approximately $102 million in aggregate principal amount of term loans remained outstanding under the Amended Credit Agreement. The Credit Facility Guarantors continue to guarantee the obligations in respect of the commitments and loans under the Amended Credit Agreement, and the collateral securing the Borrowers’ and the Credit Facility Guarantors’ obligations in respect of the commitments and loans under the Existing Credit Agreement prior to the effectiveness of the transactions (the “Common Collateral”) continues to secure the Borrower’s and the Credit Facility Guarantors’ obligations in respect of the commitments and loans under the Amended Credit Agreement after giving effect to the transactions. Revolving credit loans under the Amended Credit Agreement will continue to bear interest at a per annum rate equal to LIBOR (with no LIBOR floor) plus 1.50% to 2.50%, and the Borrowers will continue to pay a fee in respect of unused revolving commitments under the Amended Credit Agreement at a per annum rate of 0.25% to 0.30%, in each case depending on the Company’s total leverage ratio as of the most recent determination date. Term loans under the Amended Credit Agreement will continue to bear interest at a per annum rate equal to LIBOR (subject to a floor of 0.75%) plus 2.00%. The revolving credit commitments under the Amended Credit Agreement terminate on May 17, 2024, and the term loans under the Amended Credit Agreement mature on March 23, 2024. The representations and warranties and affirmative and negative covenants in the Amended Credit Agreement were amended so that the representations and warranties and affirmative and negative covenants in the Exchange Credit Agreement are incorporated by reference into the Amended Credit Agreement. Subsequent to the transactions, the term loans were repaid in full.

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

As of June 30, 2023, the Company had no borrowings under its revolver, and approximately $76.0 million in letters of credit which left approximately $188.1 million in additional borrowing capacity under the revolver. Subsequent to the transaction, the Tranche 3 Loans were repaid in full. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of June 30, 2023 was 12.01%.

During the six months ended June 30, 2023, the Company made mandatory quarterly prepayments on its Tranche 1 and Tranche 2 loans under its exchange credit agreement. In connection with the prepayments, the Company wrote off a proportionate amount of related deferred loan costs and discount/premium of approximately $1.8 million as a loss on extinguishment of debt.

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

Subject to certain restrictions on share ownership and transfer, holders may exchange the notes at their option prior to the close of business on the business day immediately preceding November 25, 2025, but only under the following circumstances: (1) during the five consecutive business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the exchange rate for the notes on each such trading day; or (2) upon the occurrence of certain specified corporate events. On or after November 25, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, holders may exchange their notes at any time, regardless of the foregoing circumstances. Upon exchange of a note, GEO will pay or deliver, as the case may be, cash or a combination of cash and shares of the Company’s common stock. As of June 30, 2023, conditions had not been met to exchange the notes.

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

Because the Company currently intends to settle conversions by paying cash up to the principal amount of the Convertible Notes, with any excess conversion value settled in shares of common stock, the Convertible Notes are being accounted for using the net settlement method (or treasury stock-type method) for the purposes of calculating diluted earnings per share. Using this method, the denominator will be affected when the average share price of the Company's common stock for a given period is greater than the conversion price of approximately $9.225 per share. There was no dilutive impact for the three and six months ended June 30, 2023 and 2022.

Other

In August of 2019, the Company entered into two identical Notes in the aggregate amount of $39.8 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the Notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. The Company has entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at June 30, 2023 is $0.6 million of deferred loan costs incurred in the transaction. Refer to Note 9 - Derivative Financial Instruments for further information.

The Company was in compliance with its debt covenants at June 30, 2023.

Guarantees

Australia

The Company has entered into a guarantee in connection with the operating performance of a facility in Australia. The obligation amounted to approximately AUD53 million, or $35.2 million, based on exchange rates as of June 30, 2023.

As of June 30, 2023, the Company also had seven other letters of credit outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $10.9 million, based on exchange rates as of June 30, 2023.

Except as discussed above, the Company does not have any off-balance sheet arrangements.

11. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Litigation, Claims and Assessments

Shareholder and Derivative Litigation

On July 7, 2020, a putative shareholder class action lawsuit was filed against the Company and its officers George C. Zoley and Brian R. Evans in the U.S. District Court for the Southern District of Florida. On November 18, 2020, the lead plaintiffs, James Michael DeLoach and Edward Oketola, filed a consolidated class action amended complaint against Messrs. Zoley and Evans––as well as then current and former Company officers J. David Donahue and Ann M. Schlarb. On September 23, 2021, the court dismissed all claims against Messrs. Evans and Donahue, and Ms. Schlarb, and dismissed all claims against GEO and Mr. Zoley other than claims related to GEO's disclosures about pending litigation. On October 4, 2021, plaintiffs filed a consolidated class action second amended complaint. The second amended complaint alleges that GEO and Mr. Zoley violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and alleges that Mr. Zoley violated Section 20(a) of the Exchange Act, by making materially false and misleading statements and/or omissions related to pending litigation, and seeks relief individually and on behalf of a putative class consisting of all persons and entities––other than the defendants, the officers and directors of the Company, members of their immediate families and their legal representatives, heirs, successors or assigns and any entity in which the defendants have or had a controlling interest––who purchased or otherwise acquired the Company’s securities during the alleged class period from November 9, 2018 to August 5, 2020, inclusive. The second amended complaint seeks damages, interest, attorneys’ fees, expert fees, other costs, and such other relief as the court may deem proper. On June 21, 2022, the court dismissed all claims in the second amended complaint other than those related to the Company’s statements about pending lawsuits made prior to July 17, 2019. The parties resolved this matter following mediation, and a hearing to consider final approval of the settlement is set for November 14, 2023.

After the putative shareholder class action lawsuit was filed, three related putative shareholder derivative actions have also been filed. These cases generally allege breaches of fiduciary duties related to the same underlying matters alleged in the class action above. First, on July 1, 2021, a putative shareholder derivative complaint was filed in Palm Beach County, Florida Circuit Court against the Company, as well as current and former Company directors and officers George C. Zoley, Jose Gordo, Brian R. Evans, Ann M. Schlarb, Richard H. Glanton, Anne N. Foreman, Christopher C. Wheeler, Julie M. Wood, Guido van Hauwermeiren, Scott M. Kernan, and Duane Helkowski (collectively, the “State Court Defendants”). Second, on November 12, 2021, a putative shareholder derivative complaint was filed in the U.S. District Court for the Southern District of Florida against the Company, the State Court Defendants, as well as then current and former Company officers David Venturella and J. David Donahue (collectively, the “Derivative Defendants”). Third, on August 24, 2022, a putative stockholder derivative complaint was filed in the U.S. District Court for the Southern District of Florida against the Company and the Derivative Defendants. The state-court complaint alleges breach of fiduciary duty and unjust enrichment claims against the State Court Defendants relating to purported healthcare and quality of care deficiencies, an allegedly inadequate response to the COVID-19 pandemic, alleged forced labor by detainees, and alleged exposure to pending litigation, which purportedly led to damage to GEO. The federal-court complaints make similar allegations of breach of fiduciary duty as to the Derivative Defendants, and also allege that the Derivative Defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and that Mr. Zoley contributed to alleged violations of Sections 10(b) and 21D of the Exchange Act. These cases are currently stayed pending the resolution of the federal putative shareholder class action lawsuit described above.

GEO strongly disputes the claims made in these four lawsuits, and intends to take all necessary steps to vigorously defend itself from these lawsuits.

Immigration Detainee Litigation

Civil immigration detainees at the Aurora ICE Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the U.S. District Court for the District of Colorado. The complaint alleges that the Company was in violation of the Colorado Minimum Wages of Workers Act and the Federal Trafficking Victims Protection Act (“TVPA”). The complaint also claims that the Company was unjustly enriched based on the level of payment the detainees received for work performed in a Voluntary Work Program ("VWP") the Company is required to implement at the facility under the terms of its contract with the federal government. On July 6, 2015, the court found that detainees were not employees under the Colorado Minimum Wage Order and dismissed this claim. On February 27, 2017, the court granted the plaintiffs' motion for class certification on the TVPA and unjust enrichment claims. The plaintiffs class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the court may deem proper. On October 18, 2022, the court issued an order granting plaintiffs’ motion for summary judgment on the Company’s affirmative defenses, denying the Company’s motion for summary judgment, motion to dismiss, and motion for decertification of the class, narrowing the class period for plaintiffs’ TVPA claims, and otherwise ruling against the Company’s motions for relief. All trial dates are currently stayed by court order pending appeal of certain of GEO's defenses to the 10th Circuit Court of Appeal. Oral argument before the 10th Circuit is currently scheduled for September 18, 2023.

Since the Colorado suit was initially filed, four similar lawsuits have been filed - two in the state of Washington and two in California.

The first of the two state of Washington lawsuits was filed on September 26, 2017, by immigration detainees against the Company in the U.S. District Court for the Western District of Washington. The second lawsuit was filed on September 20, 2017 by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. The plaintiffs claimed that Washington State minimum wage laws should be enforced with respect to detainees who volunteer to participate in a VWP administered by GEO at the Northwest ICE Processing Center (the "Center") as required by the U.S. Department of Homeland Security under the terms of GEO’s contract. The Center houses persons in the custody of federal immigration authorities while the federal government is determining their immigration status. In October 2021, an unfavorable jury verdict and court judgment resulting in a combined $23.2 million judgment entered against the Company in the retrial of the two cases, which judgment amounts were subsequently increased by a further award against the Company of attorney’s fees, costs, and pre-judgment interest in the amount of $12.7 million. Post judgment interest is accruing on these judgments in accordance with Washington law. The trial court has waived the necessity to post a supersedeas bond for the combined judgments and has stayed enforcement of the verdict and judgments while GEO’s appeal to the U.S. Court of Appeals for the Ninth Circuit is pending. Oral argument before the Ninth Circuit was held on October 6, 2022. On March 7, 2023, the Ninth Circuit certified certain state law questions to the Washington Supreme Court. Oral argument before the Washington Supreme Court is currently scheduled for October 17, 2023.

In California, a class-action lawsuit was filed on December 19, 2017, by immigration detainees against the Company in the U.S. District Court Eastern Division of the Central District of California. The California lawsuit alleges violations of the state’s minimum wage laws, violations of the TVPA and California's equivalent state statute, unjust enrichment, unfair competition and retaliation. The California court has certified a class of individuals who have been civilly detained at the Company's Adelanto Facility from December 19, 2014, until the date of final judgment. On March 31, 2022, the court entered a stay until the Ninth Circuit rules on the Washington cases.

Current and former detainees of the Mesa Verde ICE Processing Center and the Golden State Annex ICE Processing Center filed a class action lawsuit on July 13, 2022, against the Company in the U.S. District Court for the Eastern District of California, Fresno Division. This lawsuit is similar to the cases in Colorado, Washington and California discussed above. The complaint alleges that federal detainees who volunteer to participate in the VWP at GEO’s Mesa Verde and Golden State Annex ICE facilities are employees of GEO and entitled to the state’s minimum wage. Plaintiffs also make claims for unfair competition, unjust enrichment, human trafficking, forced labor, California's Private Attorneys General Act and retaliation. GEO filed both a motion to stay the action pending the Ninth Circuit's decision in the Washington lawsuits and a motion to dismiss the action in its entirety. On July 10, 2023, the court entered a stay until the Ninth Circuit rules on the Washington cases.

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

Challenges to State Legislation that Conflict with Federal Contracts

On December 30, 2019, the Company filed a lawsuit in the U.S. District Court for the Southern District of California against the State of California for declaratory and injunctive relief challenging California’s newly enacted law - Assembly Bill 32 ("AB-32") - which prohibits the operation of "private detention facilities" in California, including facilities in which the Company provides secure immigration detention contract services to the federal government. The Company’s lawsuit asserts that AB-32 violates the Constitution’s Supremacy Clause, which protects the federal government from regulation by any state. By prohibiting federal detention facilities in California, the suit argues AB-32 substantially interferes with the ability of USMS and ICE to carry out detention responsibilities for the federal government. Secondly, because AB-32 creates an exemption for the application of AB-32 for the State of California for the use of "private detention facilities" (to alleviate overcrowding), California’s statute unlawfully discriminates against the federal government. On January 24, 2020, the United States filed a lawsuit challenging AB-32. On October 8, 2020, the court issued an order granting, in part, and denying, in part, the Company’s and the United States’ motions for preliminary injunction and California’s motion to dismiss. Among other findings, the court (1) dismissed the Company’s intergovernmental immunity claims as well as the United States’ preemption claims as applied to ICE facilities; (2) found that the Company and the United States were likely to succeed on the preemption claims as applied to U.S. Marshals’ facilities and enjoined enforcing AB-32 against those facilities; and (3) refused to enjoin California from enforcing AB-32 against ICE contracts with the Company and the United States. The Company and the United States appealed to the Ninth Circuit. Oral argument was held on June 7, 2021. On October 5, 2021, a three-Judge panel of the Ninth Circuit reversed the lower court’s decision, holding that AB-32 conflicted with federal law. California petitioned the Ninth Circuit for the matter to be heard by the court sitting en banc, which petition was accepted. On September 26, 2022, in an 8-3 en banc decision, the Ninth Circuit held that AB-32 violates the Constitution's Supremacy Clause and that AB-32 is preempted, vacated the lower court’s denial of the Company’s and the United States’ motions for preliminary injunction, and remanded the case to the District Court to consider the remaining preliminary injunction factors. On May 23, 2023, the District Court entered a Final Judgment and Permanent Injunction in favor of GEO and the United States.

On April 29, 2021, the Company filed a lawsuit in the U.S. District Court for the Western District of Washington against the State of Washington for declaratory and injunctive relief challenging the State of Washington’s newly enacted law – House Bill 1090 – that purports to prohibit the operation of "private detention facilities" in the state, which would prevent the United States from using privately contracted detention facilities to house detainees in the custody of ICE. The court entered a stay of this action pending the final resolution of the AB-32 appeal. On June 22, 2023, the State of Washington filed a stipulation indicating, among other things, that it will not enforce House Bill 1090 against GEO for its operation of the Northwest ICE Processing Center.

Other Litigation

The nature of the Company's business also exposes it to various other legal claims or litigation, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by individuals in its care, medical malpractice claims, claims related to deaths in custody, product liability claims, intellectual property infringement claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, indemnification claims by its customers and other third-parties, contractual claims and claims for personal injury or other damages resulting from contact with the Company's facilities, programs, electronic monitoring products, personnel or detainees, including damages arising from the escape of an individual in its care or from a disturbance or riot at a facility.

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

Other Assessment

A state non-income tax audit completed in 2016 included tax periods for which the state tax authority had previously processed a substantial tax refund. At the completion of the audit fieldwork, the Company received a notice of audit findings disallowing deductions that were previously claimed by the Company, approved by the state tax authority and served as the basis for the approved refund claim. In early January 2017, the Company received a formal Notice of Assessment of Taxes and Demand for Payment from the taxing authority disallowing the deductions. The total tax, penalty and interest related to the assessment is approximately $20.5 million. The Company is appealing an administrative ruling and disagrees with the assessment and intends to take all necessary steps to vigorously defend its position. The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of outside counsel in connection with this matter.

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

Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing active capital projects will be approximately $53.3 million of which $32.9 million was spent through the first six months of 2023. The Company estimates the remaining capital requirements related to these capital projects will be $20.4 million which will be spent through the remainder of 2023.

Assets Held for Sale

As of June 30, 2023, the Company had two properties classified as held for sale included in its Reentry Services segment in the accompanying consolidated balance sheet. At June 30, 2022, the Company had one property classified as held for sale included in its U.S. Secure Services Segment in the accompanying consolidated balance sheet. The Company does not record depreciation for assets held for sale. Any gain or loss on the sale of operating assets is included in the operating income of the reportable segment to which it relates. The properties that are classified as held for sale at June 30, 2023 are the Company's company-owned 900-bed Albert Bo Robinson Assessment and Treatment Center located in New Jersey and its company-owned 45-bed Correctional Alternative Placement Services Center located in Colorado. At June 30, 2023, the aggregate carrying value of the properties was approximately $14.1 million. The property that was classified for held for sale at June 30, 2022 was a parcel of undeveloped land located in Texas which had a carrying value of approximately $0.5 million as of June 30, 2022.

Idle Facilities

As of June 30, 2023, the Company was marketing nine of its idle facilities to potential customers. The carrying values of these idle facilities are included in Property and Equipment in the accompanying consolidated balance sheets. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that can be easily transferred for use at other facilities. There was no indication of impairment related to the Company's idle facilities as of June 30, 2023.

				Secure Services	Reentry Services	Total
		Secure Services	Reentry Services	Net Carrying Value	Net Carrying Value	Net Carrying Value
Facility	Year Idled	Design Capacity (beds)	Design Capacity (beds)	June 30, 2023	June 30, 2023	June 30, 2023
D. Ray James Correctional Facility	2021	1,900	—	49,912	—	49,912
Northlake Correctional Facility	2022	1,800	—	67,620	—	67,620
Rivers Correctional Facility	2021	1,450	—	37,068	—	37,068
Big Spring Correctional Facility	2021	1,732	—	31,577	—	31,577
Flightline Correctional Facility	2021	1,800	—	34,144	—	34,144
McFarland Female Community Reentry Facility	2020	300	—	10,629	—	10,629
Cheyenne Mountain Recovery Center	2020	—	750	—	17,913	17,913
Coleman Hall	2017	-	350	-	7,563	7,563
Hector Garza Center	2020	—	139	—	4,642	4,642
Total		8,982	1,239	$230,950	$30,118	$261,068

The Company has entered into a purchase and sale agreement for approximately $15 million for its 900-bed Albert Bo Robinson Assessment and Treatment Center which is anticipated to close in Q3 2023. The facility has been classified as assets held for sale.

Executive Order

On January 26, 2021, President Biden signed an executive order directing the United States Attorney General not to renew Department of Justice (“DOJ”) contracts with privately operated criminal detention facilities, as consistent with applicable law. Two agencies of the DOJ, the Federal Bureau of Prisons (“BOP”) and the U.S. Marshals Service (“USMS”), utilized GEO’s support services at the time the executive order was signed. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts. As of June 30, 2023, GEO has three company-owned/company-leased facilities under direct contracts with USMS, which have current contract option periods that expire between September 30, 2023 and February 28, 2028. The Company no longer has any contracts with the BOP for secure correctional facilities.

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

The Company's segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues:
U.S. Secure Services	$372,543	$353,402	$738,500	$704,647
Electronic Monitoring and Supervision Services	108,029	121,484	240,669	209,405
Reentry Services	67,594	65,720	131,817	127,151
International Services	45,725	47,571	91,114	98,159
Total revenues	$593,891	$588,177	$1,202,100	$1,139,362
Operating income from segments:
U.S. Secure Services	$67,058	$72,824	$131,402	$147,532
Electronic Monitoring and Supervision Services	55,121	54,245	119,809	93,165
Reentry Services	10,186	14,207	20,372	24,211
International Services	1,707	3,094	5,283	9,548
Operating income from segments	$134,072	$144,370	$276,866	$274,456
General and Administrative Expenses	(41,692)	(49,296)	$(91,826)	(97,856)
Total Operating Income	$92,380	$95,074	$185,040	$176,600

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating income from segments	$134,072	$144,370	$276,866	$274,456
Unallocated amounts:
General and administrative expenses	(41,692)	(49,296)	(91,826)	(97,856)
Net interest expense	(53,749)	(27,663)	(106,839)	(53,656)
Loss on extinguishment of debt	(1,618)	-	(1,754)	-
Gain on disposition on asset divestitures	2,175	3,680	2,175	3,053
Income before income taxes and equity in earnings of affiliates	$39,188	$71,091	$78,622	$125,997

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

The Company has recorded $1.0 million in earnings, net of tax, for SACS operations during the six months ended June 30, 2023, and $1.5 million in earnings, net of tax, for SACS operations during the six months ended June 30, 2022, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of June 30, 2023, and December 31, 2022, the Company’s investment in SACS was $9.3 million and $11.1 million, respectively, and represents its share of cumulative reported earnings.

The Company has recorded $1.4 million in earnings, net of tax, for GEOAmey's operations during the six months ended June 30, 2023, and $1.2 million in earnings, net of tax, for GEOAmey's operations during the six months ended June 30, 2022, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of June 30, 2023, and December 31, 2022, the Company’s investment in GEOAmey was $9.7 million and $9.5 million, respectively, and represents its share of cumulative reported earnings.

13. BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$26,207	$31,830
Service cost	373	1,118
Interest cost	673	962
Actuarial gain	—	(6,710)
Benefits paid	(425)	(993)
Projected benefit obligation, end of period	$26,828	$26,207
Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	425	993
Benefits paid	(425)	(993)
Plan assets at fair value, end of period	$—	$—
Unfunded Status of the Plan	$26,828	$26,207

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Components of Net Periodic Benefit Cost
Service cost	$186	$280	$373	$559
Interest cost	336	240	673	481
Net loss	-	108	-	216
Net periodic pension cost	$522	$628	$1,046	$1,256

The long-term portion of the pension liability as of June 30, 2023 and December 31, 2022 was $26.0 million and $25.4 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

Amended and Restated Executive Retirement Agreement

The Company also has a non-qualified deferred compensation agreement with its former CEO. The agreement provides for a lump sum cash payment upon retirement, no sooner than age 55. As of June 30, 2023, the former CEO had reached age 55 and was eligible to receive the payment upon retirement.

On May 27, 2021, the Company and its former CEO entered into an Amended and Restated Executive Retirement Agreement which replaced the former CEO’s previous agreement, effective July 1, 2021. Pursuant to the terms of the Amended and Restated Executive Retirement Agreement, upon the date that the former CEO ceases to provide services to the Company, the Company will pay to the former CEO an amount equal to $3.6 million which shall be paid in cash. The payment shall be credited with interest at a rate of 5% compounded quarterly. Additionally, at the end of each calendar year provided that the former CEO is still providing services to GEO pursuant to the Executive Chairman Agreement, GEO will credit an amount equal to $1.0 million at the end of each calendar year (the “Employment Contributions Account”). The Employment Contributions Account will be credited with interest at the rate of 5% compounded quarterly. The balance of the Amended and Restated Executive Retirement Agreement was approximately $7.8 million at June 30, 2023 and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

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

At June 30, 2023, our worldwide operations include the management and/or ownership of approximately 82,000 beds at 102 secure services and community based facilities, including idle facilities, and also include the provision of community supervision services for an average of more than 400,000 individuals, including nearly 180,000 through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

For the six months ended June 30, 2023 and 2022, we had consolidated revenues of $1,202.1 million and $1,139.4 million, respectively. We maintained an average company-wide facility occupancy rate of approximately 85% including 71,316 active beds and excluding 11,166 idle beds which includes those being marketed to potential customers and those classified as held for sale for the six months ended June 30, 2023, and approximately 84% including 71,575 active beds and excluding 10,406 idle beds which includes those being marketed to potential customers for the six months ended June 30, 2022.

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

Idle Facilities

We are currently marketing 10,221 vacant beds at nine of our idle facilities to potential customers which do not include assets classified as held for sale. The carrying values of these idle facilities totaled $261.1 million as of June 30, 2023, excluding equipment and other assets that can be easily transferred for use at other facilities.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2023, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of Second Quarter 2023 and Second Quarter 2022

Revenues

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$372,543	62.7%	$353,402	60.1%	$19,141	5.4%
Electronic Monitoring and Supervision Services	108,029	18.2%	121,484	20.7%	(13,455)	(11.1)%
Reentry Services	67,594	11.4%	65,720	11.2%	1,874	2.9%
International Services	45,725	7.7%	47,571	8.1%	(1,846)	(3.9)%
Total	$593,891	100.0%	$588,177	100.0%	$5,714	1.0%

U.S. Secure Services

Revenues for U.S. Secure Services increased by $19.1 million in Second Quarter 2023 compared to Second Quarter 2022 primarily due to aggregate increases of $2.1 million due to the activation of new transportation contracts. In addition, we experienced aggregate net increases in rates and/or per diem amounts in connection with contract modifications, transportation services and increased occupancies of $27.4 million. These increases were partially offset by aggregate decreases of $10.4 million primarily due to the ramp-down/deactivations of our company-owned North Lake Correctional Facility and our managed-only George W. Hill Correctional Facility.

The number of compensated mandays in U.S. Secure Services facilities was approximately 4.2 million in Second Quarter 2023 and 4.4 million in Second Quarter 2022. We experienced an aggregate net decrease of approximately 200,000 mandays as a result of contract terminations, partially offset by contract activations and increases in occupancies discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Secure Services facilities was 86.6% and 88.3% of capacity in the Second Quarter 2023 and Second Quarter 2022, respectively, excluding idle facilities.

Electronic Monitoring and Supervision Services

Revenues for Electronic Monitoring and Supervision Services decreased by $13.5 million in Second Quarter 2023 compared to Second Quarter 2022 primarily due to decreases in average participant counts under the Intensive Supervision and Appearance Program ("ISAP").

Reentry Services

Revenues for Reentry Services increased by $1.9 million in Second Quarter 2023 compared to Second Quarter 2022 primarily due to increases of $2.0 million due to new day reporting center contracts. We also experienced a net aggregate increase of $3.1 million primarily related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals. These increases were partially offset by decreases of $3.2 million due to contract terminations.

International Services

Revenues for International Services decreased by $1.8 million in Second Quarter 2023 compared to Second Quarter 2022 primarily due to foreign exchange rate fluctuations of $3.7 million. Partially offsetting this decrease was a net increase of $1.9 million due to increased populations at our Australian subsidiary and transitional revenue associated with our new health care contract in Australia.

Operating Expenses

	2023	% of Segment Revenues	2022	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$285,820	76.7%	$261,525	74.0%	$24,295	9.3%
Electronic Monitoring and Supervision Services	45,727	42.3%	59,277	48.8%	(13,550)	(22.9)%
Reentry Services	53,111	78.6%	47,042	71.6%	6,069	12.9%
International Services	43,470	95.1%	43,947	92.4%	(477)	(1.1)%
Total	$428,128	72.1%	$411,791	70.0%	$16,337	4.0%

U.S. Secure Services

Operating expenses for U.S. Secure Services increased by $24.3 million in Second Quarter 2023 compared to Second Quarter 2022 primarily due to aggregate net increases in connection with labor and medical costs, transportation services, increased occupancies and the variable costs associated with those services of $26.3 million. We also experienced an increase of $1.6 million related to new transportation contracts. Partially offsetting these increases were decreases of $3.6 million related to the ramp-down/deactivations of our company-owned North Lake Correctional Facility and our managed-only George W. Hill Correctional Facility. Operating expenses as a percentage of revenue have increased due to increased labor and medical costs and increased variable costs associated with population increases for several of our minimum guarantee contracts.

Electronic Monitoring and Supervision Services

Operating expenses for Electronic Monitoring and Supervision Services decreased by $13.6 million in Second Quarter 2023 compared to Second Quarter 2022 primarily due to decreases in variable costs related to decreases in average participant counts under ISAP.

Reentry Services

Operating expenses for Reentry Services increased by $6.1 million during Second Quarter 2023 compared to Second Quarter 2022 primarily due to an aggregate net increase of $5.8 million related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals and the associated variable costs. We also experienced an increase of $2.4 million due to the new day reporting center contracts. Partially offsetting these increases was a decrease of $2.1 million due to contract terminations.

International Services

Operating expenses for International Services decreased by $0.5 million in Second Quarter 2023 compared to Second Quarter 2022 primarily due to foreign exchange rate fluctuations of $3.6 million. Partially offsetting this decrease was a net increase of approximately $3.1 million primarily due to increases in populations at our Australian subsidiary and transitional expenses associated with our new health care contract in Australia.

Depreciation and Amortization

	2023	% of Segment Revenue	2022	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$19,665	5.3%	$19,053	5.4%	$612	3.2%
Electronic Monitoring and Supervision Services	7,181	6.6%	7,962	6.6%	(781)	(9.8)%
Reentry Services	4,297	6.4%	4,471	6.8%	(174)	(3.9)%
International Services	548	1.2%	530	1.1%	18	3.4%
Total	$31,691	5.3%	$32,016	5.4%	$(325)	(1.0)%

U.S. Secure Services

U.S. Secure Services depreciation and amortization expense increased in Second Quarter 2023 compared to Second Quarter 2022 primarily due to renovations at certain of our company-owned and leased facilities.

Electronic Monitoring and Supervision Services

Electronic Monitoring and Supervision Services depreciation and amortization expense decreased in Second Quarter 2023 compared to Second Quarter 2022 primarily due to certain assets becoming fully depreciated and/or amortized.

Reentry Services

Reentry Services depreciation and amortization expense decreased in Second Quarter 2023 compared to Second Quarter 2022 primarily due to certain assets becoming fully depreciated and/or amortized as well as certain asset dispositions at our company-owned centers.

International Services

International Services depreciation and amortization expense was relatively consistent in Second Quarter 2023 compared to Second Quarter 2022.

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$41,692	7.0%	$49,296	8.4%	$(7,604)	(15.4)%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes, corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses decreased by $7.6 million in Second Quarter 2023 compared to Second Quarter 2022 primarily due to decreases in professional fees, insurance and other administrative expenses.

Non-Operating Expenses

Interest Income and Interest Expense

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$1,297	0.2%	$5,562	0.9%	$(4,265)	(76.7)%
Interest Expense	$55,046	9.3%	$33,225	5.6%	$21,821	65.7%

Interest income decreased in Second Quarter 2023 compared to Second Quarter 2022 primarily due to the sale of our equity interest in the Ravenhall project in Australia in August 2022 and the corresponding decrease in interest income on the contract receivable. Also contributing to the decrease was the effect of foreign exchange rate fluctuations. Refer to Note 11 - Commitments, Contingencies and Other Matters of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

On August 19, 2022, we completed an exchange offer to exchange certain of our outstanding 5.125% Senior Notes due 2023, 5.875% Senior Notes due 2024, 6.00% Senior Notes due 2026 and certain revolving credit loans and term loans under our senior secured credit facility into newly issued Senior second lien secured notes and a new exchange credit agreement. Interest expense increased in

Second Quarter 2023 compared to Second Quarter 2022 primarily due to higher interest rates on the new debt instruments as well as the net amortization of deferred issuance costs and discounts/premiums related to the transaction. Additionally, SOFR/LIBOR rates have increased in Second Quarter 2023 compared to Second Quarter 2022. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Loss on Extinguishment of Debt

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$1,618	0.3%	$—	(—)%	$1,618	100.0%

During Second Quarter 2023, the Company made a mandatory quarterly prepayment on its Tranche 1 and Tranche 2 loans under its exchange credit agreement. In connection with the prepayment, the Company wrote off a proportionate amount of related deferred loan costs and discount/premium. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Gain on Asset Divestitures

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Gain on Asset Divestitures	$2,175	0.4%	$3,680	0.6%	$(1,505)	(40.9)%

We experienced a gain on asset divestiture in Second Quarter 2023 primarily due to the sale of vacant land located in South Dallas County, Texas for a net gain of approximately $2.2 million. In Second Quarter 2022, we sold our company-owned and previously idled Perry County Correctional Facility located in Alabama for a net gain of approximately $3.7 million.

Income Tax Provision

	2023	Effective Rate	2022	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$11,153	28.5%	$18,898	26.6%	$(7,745)	(41.0)%

The provision for income taxes decreased during Second Quarter 2023 due to lower pre-tax income for the quarter. In turn our effective tax rate increased compared to Second Quarter 2022 as a result of a change in the composition of our income, primarily related to a reduction of foreign income that was subject to a lower tax rate due to the sale of our equity interest in the Ravenhall project in Australia in September 2022. In Second Quarter 2023, there was a $0.7 million net discrete tax benefit as compared to no discrete tax benefit in Second Quarter 2022. We estimate our 2023 annual effective tax rate to be in the range of approximately 27% to 30%, exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates, net of Income Tax Provision	$1,490	0.3%	$1,480	0.3%	$10	0.7%

Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates was relatively consistent during Second Quarter 2023 compared to Second Quarter 2022.

Comparison of Six Months 2023 and Six Months 2022

Revenues

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$738,500	61.4%	$704,647	61.8%	$33,853	4.8%
Electronic Monitoring and Supervision Services	240,669	20.0%	209,405	18.4%	31,264	14.9%
Reentry Services	131,817	11.0%	127,151	11.2%	4,666	3.7%
International Services	91,114	7.6%	98,159	8.6%	(7,045)	(7.2)%
Total	$1,202,100	100%	$1,139,362	100.0%	$62,738	5.5%

U.S. Secure Services

Revenues for U.S. Secure Services increased by $33.9 million in Six Months 2023 compared to Six Months 2022 primarily due to aggregate increases of $6.0 million due to the activation of new transportation contracts. In addition, we experienced aggregate net increases in rates and/or per diem amounts in connection with contract modifications, transportation services and increased occupancies of $58.5 million. These increases were partially offset by aggregate decreases of $30.6 million due to the ramp-down/deactivations of our company-owned North Lake Correctional Facility and our managed-only George W. Hill Correctional Facility.

The number of compensated mandays in U.S. Secure Services facilities was approximately 8.3 million in Six Months 2023 and 8.8 million in Six Months 2022. We experienced an aggregate net decrease of approximately 500,000 mandays as a result of contract terminations, partially offset by contract activations and increases in occupancies discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Secure Services facilities was 86.7% and 88.0% of capacity in Six Months 2023 and Six Months 2022, respectively, excluding idle facilities.

Electronic Monitoring and Supervision Services

Revenues for Electronic Monitoring and Supervision Services increased by $31.3 million in Six Months 2023 compared to Six Months 2022 primarily due to increases in average participant counts under ISAP.

Reentry Services

Revenues for Reentry Services increased by $4.7 million in Six Months 2023 compared to Six Months 2022 primarily due to increases of $2.9 million due to new day reporting center contracts. We also experienced a net aggregate increase of $8.0 million primarily related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals. These increases were partially offset by decreases of $6.2 million due to contract terminations.

International Services

Revenues for International Services decreased by $7.0 million in Six Months 2023 compared to Six Months 2022 primarily due to foreign exchange rate fluctuations of $6.9 million.

Operating Expenses

	2023	% of Segment Revenues	2022	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$568,032	76.9%	$515,219	73.1%	$52,813	10.3%
Electronic Monitoring and Supervision Services	105,999	44.0%	100,721	48.1%	5,278	5.2%
Reentry Services	102,822	78.0%	93,442	73.5%	9,380	10.0%
International Services	84,767	93.0%	87,570	89.2%	(2,803)	(3.2)%
Total	$861,620	71.7%	$796,952	69.9%	$64,668	8.1%

U.S. Secure Services

Operating expenses for U.S. Secure Services increased by $52.8 million in Six Months 2023 compared to Six Months 2022 primarily due to aggregate net increases in connection with labor and medical costs, transportation services, increased occupancies and the variable costs associated with those services of $68.7 million. We also experienced an increase of $4.2 million related to new transportation contracts. Partially offsetting these increases were decreases of $20.1 million related to the ramp-down/deactivations of our company-owned North Lake Correctional Facility and our managed-only George W. Hill Correctional Facility. Operating expenses as a percentage of revenue have increased due to increased labor and medical costs and increased variable costs associated with population increases for several of our minimum guarantee contracts.

Electronic Monitoring and Supervision Services

Operating expenses for Electronic Monitoring and Supervision Services increased by $5.3 million in Six Months 2023 compared to Six Months 2022 primarily due to increases in variable costs related to decreases in average participant counts under ISAP.

Reentry Services

Operating expenses for Reentry Services increased by $9.4 million during Six Months 2023 compared to Six Months 2022 primarily due to an aggregate net increase of $10.0 million related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals and the associated variable costs. We also experienced an increase of $3.8 million due to the new day reporting center contracts. Partially offsetting these increases was a decrease of $4.4 million due to contract terminations.

International Services

Operating expenses for International Services decreased by $2.8 million in Six Months 2023 compared to Six Months 2022 primarily due to foreign exchange rate fluctuations of $6.6 million. Partially offsetting this decrease was a net increase of approximately $3.8 million primarily due to increases in populations at our Australian subsidiary and transitional expenses associated with our new health care contract in Australia.

Depreciation and Amortization

	2023	% of Segment Revenue	2022	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$39,066	5.3%	$41,896	5.9%	$(2,830)	(6.8)%
Electronic Monitoring and Supervision Services	14,861	6.2%	15,519	7.4%	(658)	(4.2)%
Reentry Services	8,623	6.5%	9,498	7.5%	(875)	(9.2)%
International Services	1,064	1.2%	1,041	1.1%	23	2.2%
Total	$63,614	5.3%	$67,954	6.0%	$(4,340)	(6.4)%

U.S. Secure Services

U.S. Secure Services depreciation and amortization expense decreased in Six Months 2023 compared to Six Months 2022 primarily due to certain assets becoming fully depreciated and/or amortized.

Electronic Monitoring and Supervision Services

Electronic Monitoring and Supervision Services depreciation and amortization expense decreased in Six Months 2023 compared to Six Months 2022 primarily due to certain assets becoming fully depreciated and/or amortized.

Reentry Services

Reentry Services depreciation and amortization expense decreased in Six Months 2023 compared to Six Months 2022 primarily due to certain assets becoming fully depreciated and/or amortized as well as certain asset dispositions at our company-owned centers.

International Services

International Services depreciation and amortization expense was relatively consistent in Six Months 2023 compared to Six Months 2022.

Other Unallocated Operating Expenses

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$91,826	7.6%	$97,856	8.6%	$(6,030)	(6.2)%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes, corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses decreased by $6.0 million in Six Months 2023 compared to Six Months 2022 primarily due to decreases in professional fees, insurance and other administrative expenses.

Non-Operating Expenses

Interest Income and Interest Expense

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$2,465	0.2%	$11,190	1.0%	$(8,725)	(78.0)%
Interest Expense	$109,304	9.1%	$64,846	5.7%	$44,458	68.6%

Interest income decreased in Six Months 2023 compared to Six Months 2022 primarily due to the sale of our equity interest in the Ravenhall project in Australia in August 2022 and the corresponding decrease in interest income on the contract receivable. Also contributing to the decrease was the effect of foreign exchange rate fluctuations. Refer to Note 11 - Commitments, Contingencies and Other Matters of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

On August 19, 2022, we completed an exchange offer to exchange certain of our outstanding 5.125% Senior Notes due 2023, 5.875% Senior Notes due 2024, 6.00% Senior Notes due 2026 and certain revolving credit loans and term loans under our senior secured credit facility into newly issued Senior second lien secured notes and a new exchange credit agreement. Interest expense increased in Six Months 2023 compared to Six Months 2022 primarily due to higher interest rates on the new debt instruments as well as the net amortization of deferred issuance costs and discounts/premiums related to the transaction. Additionally, SOFR/LIBOR rates have increased in Six Months 2023 compared to Six Months 2022. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Loss on Extinguishment of Debt

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$1,754	0.1%	$—	0.0%	$1,754	100.0%

During Six Months 2023, the Company made a mandatory quarterly prepayment on its Tranche 1 and Tranche 2 loans under its exchange credit agreement. In connection with the prepayment, the Company wrote off a proportionate amount of related deferred loan costs and discount/premium. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Gain on Asset Divestitures

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Gain on Asset Divestitures	$2,175	0.2%	$3,053	0.3%	$(878)	(28.8)%

We experienced a gain on asset divestiture in Six Months 2023 primarily due to the sale of vacant land located in South Dallas County, Texas for a net gain of approximately $2.2 million. We experienced a net gain on asset divestitures in Six Months 2022 primarily from the sale of our company-owned and previously idled Perry County Correctional Facility located in Alabama.

Income Tax Provision

	2023	Effective Rate	2022	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$23,515	29.9%	$36,860	29.3%	$(13,345)	(36.2)%

The provision for income taxes decreased during Six Months 2023 due to lower pre-tax income for the six months. In turn our effective tax rate during Six Months 2023 increased compared to Six Months 2022 as a result of a change in the composition of our income, primarily related to a reduction of foreign income that was subject to a lower tax rate due to the sale of our equity interest in the Ravenhall project in Australia in September 2022. In Six Months 2023, there was a $0.1 million net discrete tax expense as compared to a $1.9 million net discrete tax expense in Six Months 2022. Included in the provision for income taxes in Six Months 2023 and Six Months 2022 were a $0.9 million and $2.0 million discrete tax expense related to stock compensation that vested during the respective periods. We estimate our 2023 annual effective tax rate to be in the range of approximately 27% to 30%, exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates, net of Income Tax Provision	$2,412	0.2%	$2,715	0.2%	$(303)	(11.2)%

Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates decreased during Six Months 2023 compared to Six Months 2022 primarily due to less favorable performance by GEOAmey.

Financial Condition

Capital Requirements

Our current cash requirements consist of amounts needed for working capital, debt service, supply purchases, research and development costs related to new electonic montoring products, investments in joint ventures, and capital expenditures related to either the development of new secure, processing and reentry facilities, or the maintenance of existing facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. Additional capital needs may also arise in the future with respect to possible acquisitions, other corporate transactions or other corporate purposes.

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing active capital projects will be approximately $53.3 million of which $32.9 million was spent through June 30, 2023. We estimate that the remaining capital requirements related to these capital projects will be $20.4 million which will be spent through the remainder of 2023.

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

We consider opportunities for future business and/or asset acquisitions or dispositions as we deem appropriate when market conditions present opportunities. If we are successful in our pursuit of any new projects, our cash on hand, cash flows from operations and borrowings under the new Exchange Credit Agreement may not provide sufficient liquidity to meet our capital needs and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the New Registered Notes, the indenture governing the New Private Notes, the indenture governing the 5.875% Senior Notes due 2024, the indenture governing the 6.00% Senior Notes due 2026, the indenture governing our Convertible Notes and our Exchange Credit Agreement. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse effect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we were in compliance with our debt covenants as of June 30, 2023 and we expect to continue to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

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

Summarized statement of operations (in thousands):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net operating revenues	$1,104,959	$1,034,237
Income from operations	174,568	160,790
Net income	45,962	72,803
Net income attributable to The GEO Group, Inc.	45,962	72,803

Summarized balance sheets (in thousands):

	June 30, 2023	December 31, 2022
Current assets	$391,840	$492,080
Noncurrent assets (a)	3,059,540	3,059,195
Current liabilities	276,656	370,177
Noncurrent liabilities (b)	2,096,431	2,163,004

(a) Includes amounts due from non-guarantor subsidiaries of $32.8 million and $32.6 million as of June 30, 2023 and December 31, 2022, respectively.

(b) Includes amounts due to non-guarantor subsidiaries of $8.3 million and $8.9 million as of June 30, 2023 and December 31, 2022, respectively.

Off-Balance Sheet Arrangements

Except as discussed in the notes to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements.

Cash Flow

Cash, cash equivalents and restricted cash and cash equivalents as of June 30, 2023 was $118.8 million compared to $636.8 million as of June 30, 2022.

Operating Activities

Net cash provided by operating activities amounted to $113.0 million for the six months ended June 30, 2023 versus net cash provided by operating activities of $172.0 million for the six months ended June 30, 2022. Cash provided by operating activities during the six months ended June 30, 2023 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, loss on extinguishment of debt, amortization of debt issuance costs, discount and/or premium and other non-cash interest, loss on sale/disposal of property and equipment, net, dividends received from unconsolidated joint ventures and stock-based compensation expense. Equity in earnings of affiliates, net of tax and gain on asset divestitures negatively impacted cash. Accounts receivable, prepaid expenses and other assets decreased in total by $32.4 million, representing a positive impact on cash. The decrease was primarily driven by the favorable timing of billings and collections. Accounts payable, accrued expenses and other liabilities decreased by $56.0 million which negatively impacted cash. The decrease was primarily driven by the timing of payments.

Net cash provided by operating activities for the six months ended June 30, 2022 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, discount and/or premium and other non-cash interest, dividends received from unconsolidated joint ventures and stock-based compensation expense. Equity in earnings of affiliates, net of tax and gain on assets held for sale negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets decreased in total by $2.7 million, representing a positive impact on cash. The decrease was primarily driven by the favorable timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities decreased by $6.1 million which negatively impacted cash. The decrease was primarily driven by the timing of payments. Additionally, cash provided by operating activities for the six months ended June 30, 2022 was positively impacted by a decrease in changes in contract receivable related to our correctional facility in Ravenhall, Australia of $3.3 million which was a result of the timing of interest accruals and payments received towards the contract receivable.

Investing Activities

Net cash used in investing activities of $32.3 million during the six months ended June 30, 2023 was primarily the result of capital expenditures of $31.6 million and changes in restricted investments of $3.5 million. Net cash used in investing activities of $19.3 million during the six months ended June 30, 2022 was primarily the result of capital expenditures of $36.1 million partially offset by proceeds from assets held for sale of $15.8 million.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2023 was approximately $103.6 million compared to net cash used in financing activities of $59.9 million during the six months ended June 30, 2022. Net cash used in financing activities during the six months ended June 30, 2023 was primarily the result of payments on long-term debt of $106.1 million and taxes paid related to net share settlement of equity awards of $3.4 million partially offset by proceeds from sale of treasury shares of $5.8 million. Net cash provided by financing activities during the six months ended June 30, 2022 was primarily the result of payments on long-term debt of $54.3 million and payments on non-recourse debt of $4.3 million.

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

As of the date of this filing, the public health emergency declaration related to the COVID-19 pandemic has ended. Despite this fact, there continues to be lingering impacts of the COVID-19 pandemic in the regions in which we operate. At this time, it is not possible for us to predict the duration or magnitude of the adverse results stemming from the outbreak and its lingering effects on our business or results of operations, financial condition, or liquidity. We will continue to coordinate closely with our government agency partners and local health agencies to ensure the health and safety of all those in our care and our employees.

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

On January 26, 2021, President Biden signed an executive order directing the United States Attorney General not to renew DOJ contracts with privately operated criminal detention facilities, as consistent with applicable law. Two agencies of the DOJ, the BOP and the USMS, utilized GEO’s support services at the time the executive order was signed. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts. As of June 30, 2023, GEO has three company-owned/company-leased facilities under direct contracts with USMS, which have current contract option periods that expire between September 30, 2023 and February 28, 2028. These facilities combined represented approximately 6% of our revenues for the six months ended June 30, 2023. As of June 30, 2023, we no longer have any contracts with the BOP for secure correctional facilities.

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

California enacted legislation that became effective on January 1, 2020 aimed at phasing out public-private partnership contracts for the operation of secure correctional facilities and detention facilities within California and facilities outside of the State of California housing State of California inmates. Currently, we have four public-private partnership contracts in place with ICE relating to secure services facilities located in California. The contracts for these facilities/annexes do not expire until December of 2034. GEO and the DOJ filed separate legal actions challenging the constitutionality of the attempted ban on new federal contracts entered into after the effective date of the California law. On October 5, 2021, the Ninth Circuit Court of Appeals reversed a prior U.S. District Court decision dismissing the requests by GEO and the United States for declaratory and injunctive relief and ruled that AB32 conflicts with federal law in violation of the Supremacy Clause of the U.S. Constitution and discriminates against the federal government in violation of the intergovernmental immunity doctrine. On April 26, 2022, the Ninth Circuit granted California’s petition for an en banc hearing and vacated the previous panel’s opinion. En banc arguments took place the week of June 21, 2022, in Pasadena, California. On September 26, 2022, in an 8-3 decision, the En Banc court vacated the prior decision denying the requests by GEO and the United States for declaratory and injunctive relief barring application of the California law to federal immigration processing centers. The Ninth Circuit Court of Appeals, En Banc, ruled that AB-32 would give California a virtual power of review over detention decisions made by ICE in violation of the Supremacy Clause. The court held that whether analyzed under intergovernmental immunity or preemption, California cannot exert such control over the federal government’s detention operations. The case was remanded to the U.S. District Court for further proceedings, consistent with the court’s ruling. On May 23, 2023, the District Court entered a Final Judgment and Permanent Injunction in favor of GEO and the United States. Refer to Note 11- Commitments, Contingencies and Other Matters of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our indebtedness.

Recently the State of Washington approved a similar measure, EHB 1090, banning the use of public-private partnership contracts for the operation of detention facilities in the state, that GEO also challenged in federal court. GEO's contract for the company-owned 1575-bed Northwest ICE Processing Center in Washington has a renewal option period that expires in 2025. On June 22, 2023, the State of Washington filed a stipulation indicating, among other things, that it will not enforce House Bill 1090 against GEO for its operation of the Northwest ICE Processing Center. The facility generated approximately $66 million in annualized revenues for GEO during the year ended December 31, 2022.

Effective April 6, 2022, Delaware County, Pennsylvania took over management of the managed-only George W. Hill Correctional Facility. The George W. Hill Correctional Facility generated approximately $47 million in annualized revenue for GEO during the year ended December 31, 2021.

Internationally, we are exploring opportunities in our current markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk. We are pleased to have been awarded a ten-year contract renewal for the continued delivery of secure transportation under our GEOAmey joint venture in the United Kingdom. In January 2023, our Australian subsidiary, GEO Australia, entered into a contract with the Department of Justice and Community Safety in the State of Victoria for the delivery of primary health services across thirteen public prisons. The contract commenced on July 1, 2023 and is expected to generate approximately AUD47.5 million, or $32.1 million based on average exchange rates as of June 30, 2023, in incremental annualized revenue for GEO.

With respect to our reentry services, electronic monitoring services, and community-based services business, we are currently pursuing a number of business development opportunities. Related to opportunities for community-based reentry services, we are working with our existing federal, state, and local clients to leverage new opportunities for both residential reentry facilities as well as non-residential day reporting centers. With respect to the Department of Homeland Security's ISAP, the number of participants steadily increased throughout 2022, however, since the beginning of 2023, there has been a decline in ISAP participants as a result of recent changes in immigration and budgetary pressures. There are no assurances that there will not be a further decline in ISAP participants in 2023 and beyond. Title 42, which provided for restrictions at the Southwest border under the COVID public health emergency declaration, ended on May 11, 2023. We are focused on delivering high quality services and developing new and innovative technology solutions. To this end, we recently launched VeriWatch, a new wrist-worn GPS tracking device that allows for real-time and discrete monitoring of individuals under community supervision. We continue to expend resources on informing federal, state and local governments about the benefits of public-private partnerships, and we anticipate that there will be new opportunities in the future as those efforts continue to yield results. We believe we are well positioned to capitalize on any suitable opportunities that become available in this area.

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related costs represented approximately 66% and 64% of our operating expenses during the six months ended June 30, 2023 and 2022, respectively. Additional significant operating expenses include food, utilities and medical costs. During the six months ended June 30, 2023 and 2022, operating expenses totaled approximately 72% and 70%, respectively, of our consolidated revenues. We expect our operating expenses as a percentage of revenues in 2023 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. We also expect that our operating expenses will be impacted by the effect of inflation on costs related to personnel, utilities, insurance, and medical and food, among other operational costs. During 2023, we will incur carrying costs for facilities that are currently vacant.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During the six months ended June 30, 2023 and 2022, general and administrative expenses totaled approximately 8% and 9%, respectively, of our consolidated revenues. We expect general and administrative expenses as a percentage of revenues in 2023 to remain consistent or decrease as a result of cost savings initiatives.

Idle Facilities

We are currently marketing 10,221 vacant beds at six of our U.S. Secure Services and at three of our Reentry Services idle facilities to potential customers. The annual net carrying cost of our idle facilities in 2023 is estimated to be $30.9 million, including depreciation expense of $15.8 million. As of June 30, 2023, these nine facilities had a combined net book value of $261.1 million. We currently do not have any firm commitment or agreement in place to activate the idle facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. These idle facilities are included in the U.S. Secure Services and Reentry Services segments. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if the nine remaining idle facilities were to be activated using our U.S. Secure Services and Reentry Services average per diem rates in 2023 (calculated as the U.S. Secure Services and Reentry Services revenue divided by the number of U.S. Secure Services and Reentry Services mandays) and based on the average occupancy rate in our facilities through June 30, 2023, we would expect to receive incremental annualized revenue of approximately $300 million and an annualized increase in earnings per share of approximately $0.30 to $0.35 per share based on our average operating margins.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Exchange Credit Agreement. Payments under the Exchange Credit Agreement are indexed to a variable interest rate. Based on borrowings outstanding under the Exchange Credit Agreement of approximately $1,008 million and approximately $76 million in outstanding letters of credit, as of June 30, 2023, for every one percent increase in the average interest rate applicable to the Exchange Credit Facility, our total annual interest expense would increase by approximately $10 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the Australian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of June 30, 2023, every 10 percent change in historical currency rates would have approximately a $7.4 million effect on our financial position and approximately a $0.6 million impact on our results of operations during the six months ended June 30, 2023.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting during the quarter ended June 30, 2023.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Litigation, Claims and Assessments

Shareholder and Derivative Litigation

On July 7, 2020, a putative shareholder class action lawsuit was filed against the Company and its officers George C. Zoley and Brian R. Evans in the U.S. District Court for the Southern District of Florida. On November 18, 2020, the lead plaintiffs, James Michael DeLoach and Edward Oketola, filed a consolidated class action amended complaint against Messrs. Zoley and Evans––as well as then current and former Company officers J. David Donahue and Ann M. Schlarb. On September 23, 2021, the court dismissed all claims against Messrs. Evans and Donahue, and Ms. Schlarb, and dismissed all claims against GEO and Mr. Zoley other than claims related to GEO's disclosures about pending litigation. On October 4, 2021, plaintiffs filed a consolidated class action second amended complaint. The second amended complaint alleges that GEO and Mr. Zoley violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and alleges that Mr. Zoley violated Section 20(a) of the Exchange Act, by making materially false and misleading statements and/or omissions related to pending litigation, and seeks relief individually and on behalf of a putative class consisting of all persons and entities––other than the defendants, the officers and directors of the Company, members of their immediate families and their legal representatives, heirs, successors or assigns and any entity in which the defendants have or had a controlling interest––who purchased or otherwise acquired the Company’s securities during the alleged class period from November 9, 2018 to August 5, 2020, inclusive. The second amended complaint seeks damages, interest, attorneys’ fees, expert fees, other costs, and such other relief as the court may deem proper. On June 21, 2022, the court dismissed all claims in the second amended complaint other than those related to the Company’s statements about pending lawsuits made prior to July 17, 2019. The parties resolved this matter following mediation, and a hearing to consider final approval of the settlement is set for November 14, 2023.

After the putative shareholder class action lawsuit was filed, three related putative shareholder derivative actions have also been filed. These cases generally allege breaches of fiduciary duties related to the same underlying matters alleged in the class action above. First, on July 1, 2021, a putative shareholder derivative complaint was filed in Palm Beach County, Florida Circuit Court against the Company, as well as current and former Company directors and officers George C. Zoley, Jose Gordo, Brian R. Evans, Ann M. Schlarb, Richard H. Glanton, Anne N. Foreman, Christopher C. Wheeler, Julie M. Wood, Guido van Hauwermeiren, Scott M. Kernan, and Duane Helkowski (collectively, the “State Court Defendants”). Second, on November 12, 2021, a putative shareholder derivative complaint was filed in the U.S. District Court for the Southern District of Florida against the Company, the State Court Defendants, as well as then current and former Company officers David Venturella and J. David Donahue (collectively, the “Derivative Defendants”). Third, on August 24, 2022, a putative stockholder derivative complaint was filed in the U.S. District Court for the Southern District of Florida against the Company and the Derivative Defendants. The state-court complaint alleges breach of fiduciary duty and unjust enrichment claims against the State Court Defendants relating to purported healthcare and quality of care deficiencies, an allegedly inadequate response to the COVID-19 pandemic, alleged forced labor by detainees, and alleged exposure to pending litigation, which purportedly led to damage to GEO. The federal-court complaints make similar allegations of breach of fiduciary duty as to the Derivative Defendants, and also allege that the Derivative Defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and that Mr. Zoley contributed to alleged violations of Sections 10(b) and 21D of the Exchange Act. These cases are currently stayed pending the resolution of the federal putative shareholder class action lawsuit described above.

GEO strongly disputes the claims made in these four lawsuits, and intends to take all necessary steps to vigorously defend itself from these lawsuits.

Immigration Detainee Litigation

Civil immigration detainees at the Aurora ICE Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the U.S. District Court for the District of Colorado. The complaint alleges that the Company was in violation of the Colorado Minimum Wages of Workers Act and the Federal Trafficking Victims Protection Act (“TVPA”). The complaint also claims that the Company was unjustly enriched based on the level of payment the detainees received for work performed in a Voluntary Work Program ("VWP") the Company is required to implement at the facility under the terms of its contract with the federal government. On July 6, 2015, the court found that detainees were not employees under the Colorado Minimum Wage Order and dismissed this claim. On February 27, 2017, the court granted the plaintiffs' motion for class certification on the TVPA and unjust enrichment claims. The plaintiffs class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the court may deem proper. On October 18, 2022, the court issued an order granting plaintiffs’ motion for summary judgment on the Company’s affirmative defenses, denying the Company’s motion for summary judgment, motion to dismiss, and motion for decertification of the class, narrowing the class period for plaintiffs’ TVPA claims, and otherwise ruling against the Company’s motions for relief. All trial dates are currently stayed by court order pending appeal of certain of GEO's defenses to the 10th Circuit Court of Appeal. Oral argument before the 10th Circuit is currently scheduled for September 18, 2023.

Since the Colorado suit was initially filed, four similar lawsuits have been filed - two in the state of Washington and two in California.

The first of the two state of Washington lawsuits was filed on September 26, 2017, by immigration detainees against the Company in the U.S. District Court for the Western District of Washington. The second lawsuit was filed on September 20, 2017 by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. The plaintiffs claimed that Washington State minimum wage laws should be enforced with respect to detainees who volunteer to participate in a VWP administered by GEO at the Northwest ICE Processing Center (the "Center") as required by the U.S. Department of Homeland Security under the terms of GEO’s contract. The Center houses persons in the custody of federal immigration authorities while the federal government is determining their immigration status. In October 2021, an unfavorable jury verdict and court judgment resulting in a combined $23.2 million judgment entered against the Company in the retrial of the two cases, which judgment amounts were subsequently increased by a further award against the Company of attorney’s fees, costs, and pre-judgment interest in the amount of $12.7 million. Post judgment interest is accruing on these judgments in accordance with Washington law. The trial court has waived the necessity to post a supersedeas bond for the combined judgments and has stayed enforcement of the verdict and judgments while GEO’s appeal to the U.S. Court of Appeals for the Ninth Circuit is pending. Oral argument before the Ninth Circuit was held on October 6, 2022. On March 7, 2023, the Ninth Circuit certified certain state law questions to the Washington Supreme Court. Oral argument before the Washington Supreme Court is currently scheduled for October 17, 2023.

In California, a class-action lawsuit was filed on December 19, 2017, by immigration detainees against the Company in the U.S. District Court Eastern Division of the Central District of California. The California lawsuit alleges violations of the state’s minimum wage laws, violations of the TVPA and California's equivalent state statute, unjust enrichment, unfair competition and retaliation. The California court has certified a class of individuals who have been civilly detained at the Company's Adelanto Facility from December 19, 2014, until the date of final judgment. On March 31, 2022, the court entered a stay until the Ninth Circuit rules on the Washington cases.

Current and former detainees of the Mesa Verde ICE Processing Center and the Golden State Annex ICE Processing Center filed a class action lawsuit on July 13, 2022, against the Company in the U.S. District Court for the Eastern District of California, Fresno Division. This lawsuit is similar to the cases in Colorado, Washington and California discussed above. The complaint alleges that federal detainees who volunteer to participate in the VWP at GEO’s Mesa Verde and Golden State Annex ICE facilities are employees of GEO and entitled to the state’s minimum wage. Plaintiffs also make claims for unfair competition, unjust enrichment, human trafficking, forced labor, California's Private Attorneys General Act and retaliation. GEO filed both a motion to stay the action pending the Ninth Circuit's decision in the Washington lawsuits and a motion to dismiss the action in its entirety. On July 10, 2023, the court entered a stay until the Ninth Circuit rules on the Washington cases.

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

Challenges to State Legislation that Conflict with Federal Contracts

On December 30, 2019, the Company filed a lawsuit in the U.S. District Court for the Southern District of California against the State of California for declaratory and injunctive relief challenging California’s newly enacted law - Assembly Bill 32 ("AB-32") - which prohibits the operation of "private detention facilities" in California, including facilities in which the Company provides secure immigration detention contract services to the federal government. The Company’s lawsuit asserts that AB-32 violates the Constitution’s Supremacy Clause, which protects the federal government from regulation by any state. By prohibiting federal detention facilities in California, the suit argues AB-32 substantially interferes with the ability of USMS and ICE to carry out detention responsibilities for the federal government. Secondly, because AB-32 creates an exemption for the application of AB-32 for the State of California for the use of "private detention facilities" (to alleviate overcrowding), California’s statute unlawfully discriminates against the federal government. On January 24, 2020, the United States filed a lawsuit challenging AB-32. On October 8, 2020, the court issued an order granting, in part, and denying, in part, the Company’s and the United States’ motions for preliminary injunction and California’s motion to dismiss. Among other findings, the court (1) dismissed the Company’s intergovernmental immunity claims as well as the United States’ preemption claims as applied to ICE facilities; (2) found that the Company and the United States were likely to succeed on the preemption claims as applied to U.S. Marshals’ facilities and enjoined enforcing AB-32 against those facilities; and (3) refused to enjoin California from enforcing AB-32 against ICE contracts with the Company and the

United States. The Company and the United States appealed to the Ninth Circuit. Oral argument was held on June 7, 2021. On October 5, 2021, a three-Judge panel of the Ninth Circuit reversed the lower court’s decision, holding that AB-32 conflicted with federal law. California petitioned the Ninth Circuit for the matter to be heard by the court sitting en banc, which petition was accepted. On September 26, 2022, in an 8-3 en banc decision, the Ninth Circuit held that AB-32 violates the Constitution's Supremacy Clause and that AB-32 is preempted, vacated the lower court’s denial of the Company’s and the United States’ motions for preliminary injunction, and remanded the case to the District Court to consider the remaining preliminary injunction factors. On May 23, 2023, the District Court entered a Final Judgment and Permanent Injunction in favor of GEO and the United States.

On April 29, 2021, the Company filed a lawsuit in the U.S. District Court for the Western District of Washington against the State of Washington for declaratory and injunctive relief challenging the State of Washington’s newly enacted law – House Bill 1090 – that purports to prohibit the operation of "private detention facilities" in the state, which would prevent the United States from using privately contracted detention facilities to house detainees in the custody of ICE. The court entered a stay of this action pending the final resolution of the AB-32 appeal. On June 22, 2023, the State of Washington filed a stipulation indicating, among other things, that it will not enforce House Bill 1090 against GEO for its operation of the Northwest ICE Processing Center.

Other Litigation

The nature of the Company's business also exposes it to various other legal claims or litigation, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by individuals in its care, medical malpractice claims, claims related to deaths in custody, product liability claims, intellectual property infringement claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, indemnification claims by its customers and other third-parties, contractual claims and claims for personal injury or other damages resulting from contact with the Company's facilities, programs, electronic monitoring products, personnel or detainees, including damages arising from the escape of an individual in its care or from a disturbance or riot at a facility.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

During the quarter ended June 30, 2023, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Senior Management Performance Award Plan (the "Performance Plan")

On August 8, 2023, the Compensation Committee of the Board of Directors approved replacing the net income metric under the Performance Plan that governs annual cash incentive compensation for our named executive officers with the Adjusted EBITDA metric effective for the 2023 fiscal year in order to more closely align our compensation practices with those of our peers. In determining the amount of annual incentive cash compensation to be awarded to our named executive officers, our Adjusted EBITDA is weighted 65% and our revenue is weighted 35% (which are the same percentage weights previously assigned to the net income and revenue metrics). The Compensation Committee did not make any other changes to the Performance Plan. Please see our proxy statement for the 2023 annual shareholders' meeting filed on March 17, 2023 for a complete description of the Performance Plan.

ITEM 6. EXHIBITS.

(A)
Exhibits

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2023, has been formatted in Inline XBRL (included with the Exhibit 101 attachments).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date:	August 9, 2023	/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer
(duly authorized officer and principal financial officer)