Form 10-Q
period 2023-09-30
GEO GROUP INC
filed 2023-11-08
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, the registrant had 126,104,359 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2023 AND 2022

(In thousands, except per share data)

	Three Months		Nine Months
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues	$602,785	$616,683	$1,804,885	$1,756,045
Operating expenses	440,667	436,210	1,302,287	1,233,162
Depreciation and amortization	31,173	32,330	94,787	100,284
General and administrative expenses	47,356	50,022	139,182	147,878
Operating income	83,589	98,121	268,629	274,721
Interest income	1,320	5,111	3,785	16,301
Interest expense	(55,777)	(46,537)	(165,081)	(111,383)
Loss on extinguishment of debt	(91)	(37,487)	(1,845)	(37,487)
Gain on asset divestitures	1,274	29,279	3,449	32,332
Income before income taxes and equity in earnings of affiliates	30,315	48,487	108,937	174,484
Provision for income taxes	6,521	11,246	30,036	48,106
Equity in earnings of affiliates, net of income tax provision of $67, $189, $581 and $464, respectively	709	1,071	3,121	3,786
Net income	24,503	38,312	82,022	130,164
Net loss attributable to noncontrolling interests	16	25	71	119
Net income attributable to The GEO Group, Inc.	$24,519	$38,337	$82,093	$130,283

Weighted-average common shares outstanding:
Basic	122,066	121,154	121,850	120,998
Diluted	123,433	122,426	123,479	121,907
Net income per common share attributable to The GEO Group, Inc.:
Basic:
Net income per common share attributable to The GEO Group, Inc.-basic	$0.17	$0.26	$0.56	$0.89
Diluted:
Net income per common share attributable to The GEO Group, Inc.-diluted	$0.16	$0.26	$0.55	$0.89

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2023 AND 2022

(In thousands)

	Three Months		Nine Months
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income	$24,503	$38,312	$82,022	$130,164
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,852)	(2,247)	(5,242)	(11,648)
Change in marketable securities, net of tax provision (benefit) of $0, $(129), $253 and $(331), respectively	—	(487)	953	(1,245)
Pension liability adjustment, net of tax provision of $0, $23, $0 and $68, respectively	—	86	—	256
Change in fair value of derivative instrument classified as cash flow hedge, net of tax provision of $364, $498, $311 and $1,660, respectively	1,370	1,873	1,170	6,247
Total other comprehensive loss, net of tax	(1,482)	(775)	(3,119)	(6,390)
Total comprehensive income	23,021	37,537	78,903	123,774
Comprehensive loss attributable to noncontrolling interests	15	2	44	88
Comprehensive income attributable to The GEO Group, Inc.	$23,036	$37,539	$78,947	$123,862

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(In thousands, except share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$141,020	$95,073
Accounts receivable, less allowance for doubtful accounts of $1,066 and $809, respectively	356,501	416,399
Prepaid expenses and other current assets	41,138	43,536
Total current assets	538,659	555,008
Restricted Cash and Investments	130,729	111,691
Property and Equipment, Net	1,951,524	2,002,021
Assets Held for Sale	5,130	480
Operating Lease Right-of-Use Assets, Net	106,552	90,950
Deferred Income Tax Assets	8,005	8,005
Goodwill	755,178	755,199
Intangible Assets, Net	138,271	147,688
Other Non-Current Assets	90,335	89,341
Total Assets	$3,724,383	$3,760,383
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$66,758	$79,312
Accrued payroll and related taxes	78,568	53,225
Accrued expenses and other current liabilities	200,187	237,369
Operating lease liabilities, current portion	24,506	22,584
Current portion of finance lease liabilities and long-term debt	63,307	44,722
Total current liabilities	433,326	437,212
Deferred Income Tax Liabilities	75,849	75,849
Other Non-Current Liabilities	79,797	74,008
Operating Lease Liabilities	86,849	73,801
Finance Lease Liabilities	740	1,280
Long-Term Debt, Net	1,789,273	1,933,145
Commitments, Contingencies and Other Matters (Note 11)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 187,500,000 shares authorized, 130,281,035 and 128,912,410 issued and 126,071,188 and 124,060,038 outstanding, respectively	1,303	1,289
Additional paid-in capital	1,295,983	1,291,363
Retained earnings (accumulated deficit)	77,857	(4,236)
Accumulated other comprehensive loss	(20,065)	(16,919)
Treasury stock, 4,209,847 shares, at cost, respectively	(95,175)	(105,099)
Total shareholders’ equity attributable to The GEO Group, Inc.	1,259,903	1,166,398
Noncontrolling interests	(1,354)	(1,310)
Total shareholders’ equity	1,258,549	1,165,088
Total Liabilities and Shareholders’ Equity	$3,724,383	$3,760,383

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2023 AND 2022

(In thousands)

	Nine Months
	September 30, 2023	September 30, 2022
Cash Flow from Operating Activities:
Net income	$82,022	$130,164
Net loss attributable to noncontrolling interests	71	119
Net income attributable to The GEO Group, Inc.	82,093	130,283
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	94,787	100,284
Stock-based compensation	12,052	13,010
Loss on extinguishment of debt	1,845	37,487
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	8,963	6,211
Provision for doubtful accounts	412	133
Equity in earnings of affiliates, net of tax	(3,121)	(3,786)
Dividends received from unconsolidated joint ventures	2,283	2,706
Gain on sale/disposal of property and equipment, net	(724)	(1,101)
Gain on assets held for sale	(1,274)	—
Gain on asset divestitures, net	—	(32,332)
Changes in assets and liabilities, net of effects of acquisitions:
Changes in accounts receivable, prepaid expenses and other assets	45,059	(34,407)
Changes in accounts payable, accrued expenses and other liabilities	(9,655)	9,064
Net cash provided by operating activities	232,720	227,552
Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	2,690	1,647
Proceeds from sale of real estate and other assets	15,109	99,812
Change in restricted investments	(2,644)	(5,544)
Capital expenditures	(53,569)	(72,233)
Net cash (used in) provided by investing activities	(38,414)	23,682
Cash Flow from Financing Activities:
Proceeds from long-term debt	—	50,000
Payments on long-term debt	(131,359)	(676,114)
Payments on non-recourse debt	—	(1,302)
Proceeds from sale of treasury shares	5,750	—
Taxes paid related to net share settlements of equity awards	(3,442)	(1,301)
Proceeds from issuance of common stock in connection with ESPP	117	150
Debt issuance costs	—	(41,536)
Proceeds from the exercise of stock options	85	—
Net cash used in financing activities	(128,849)	(670,103)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(3,116)	(8,080)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	62,341	(426,949)
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	143,843	548,322
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$206,184	$121,373
Supplemental Disclosures:
Non-cash Investing and Financing activities:
Right-of-use assets obtained from operating lease liabilities	$32,768	$8,924
Principal Exchanges of Debt	$—	$1,620,318
Debt issuance costs in accrued expenses	$3,850	$11,245
Capital expenditures in accounts payable and accrued expenses	$2,409	$4,842

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) specialize in the ownership, leasing and management of secure facilities, processing centers and community reentry centers in the United States, Australia and South Africa. The Company owns, leases and operates a broad range of facilities including maximum, medium and minimum security facilities, processing centers, as well as community-based reentry facilities and offers an expanded delivery of rehabilitation services under its 'GEO Continuum of Care' platform. The 'GEO Continuum of Care' platform integrates enhanced rehabilitative programs, which are evidence-based and include cognitive behavioral treatment and post-release services, and provides academic and vocational classes in life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for individuals as contracted domestically and in the United Kingdom through its joint venture GEOAmey Ltd. (“GEOAmey”). At September 30, 2023, the Company’s worldwide operations include the management and/or ownership of approximately 81,000 beds at 100 facilities, including idle facilities, and also include the provision of community supervision services for more than 400,000 individuals on average, including nearly 180,000 individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

The Company's unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2023 for the year ended December 31, 2022. The accompanying December 31, 2022 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results for the entire year ending December 31, 2023, or for any other future interim or annual periods.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its various business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company's goodwill balances from January 1, 2023 to September 30, 2023 are as follows (in thousands):

	January 1, 2023	Foreign Currency Translation	September 30, 2023
U.S. Secure Services	$316,366	$—	$316,366
Electronic Monitoring and Supervision Services	289,570	—	289,570
Reentry Services	148,873	—	148,873
International Services	390	(21)	369
Total Goodwill	$755,199	$(21)	$755,178

The Company has also recorded other finite and indefinite-lived intangible assets as a result of its various business combinations. The Company's intangible assets include facility management contracts and trade names and technology, as follows (in thousands):

	September 30, 2023				December 31, 2022
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	16.3	$308,326	$(215,255)	$93,071	$308,350	$(206,367)	$101,983
Technology	7.3	33,700	(33,700)	—	33,700	(33,195)	505
Trade names	Indefinite	45,200	—	45,200	45,200	—	45,200
Total acquired intangible assets		$387,226	$(248,955)	$138,271	$387,250	$(239,562)	$147,688

Amortization expense was $9.4 million and $14.8 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 3.1 years.

Estimated amortization expense related to the Company's finite-lived intangible assets for the remainder of 2023 through 2027 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2023	$2,383
2024	9,305
2025	9,263
2026	7,170
2027	6,860
Thereafter	58,090
$93,071

3. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

		Fair Value Measurements at September 30, 2023
	Carrying Value at September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment:
Rabbi Trusts	$45,910	$7,014	$38,896	$—
Marketable equity and fixed income securities	49,360	22,691	26,669	—
Interest rate swap derivatives	6,094	—	6,094	—

		Fair Value Measurements at December 31, 2022
	Carrying Value at December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$36,982	$—	$36,982	$—
Marketable equity and fixed income securities	25,939	—	25,939	—
Interest rate swap derivatives	4,613	—	4,613	—

The Company’s Level 2 financial instruments included in the tables above as of September 30, 2023 and December 31, 2022 consist of interest rate swap derivative assets/liabilities held by GEO, investments in equity and fixed income mutual funds held in the Company’s captive insurance subsidiary, Florina and the Company's rabbi trust established for employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan. The Company's Level 1 financial instruments included in the table above as of September 30, 2023 consist of money market funds held in Florina and money market funds held in the Company's rabbi trust established for its Executive Chairman's retirement account.

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

4. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at September 30, 2023 and December 31, 2022 (in thousands):

		Estimated Fair Value Measurements at September 30, 2023
	Carrying Value as of September 30, 2023	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$141,020	$141,020	$141,020	$—	$—
Restricted cash and investments	35,459	35,459	35,459	—	—
Liabilities:
Borrowings under exchange credit facility	$982,749	$999,504	$—	$999,504	$—
10.500% Public Second Lien Notes due 2028	286,521	288,011	—	288,011	—
9.500% Private Second Lien Notes due 2028	239,142	233,972	—	233,972	—
5.875% Senior Notes due 2024	23,253	22,591	—	22,591	—
6.00% Senior Notes due 2026	110,858	131,943	—	131,943	—
6.50% Exchangeable Senior Notes due 2026	230,000	209,662	—	209,662	—

		Estimated Fair Value Measurements at December 31, 2022
	Carrying Value as of December 31, 2022	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$95,073	$95,073	$95,073	$—	$—
Restricted cash and investments	48,770	48,770	48,770	—	—
Liabilities:
Borrowings under exchange credit facility	$1,113,239	$1,112,183	$—	$1,112,183	$—
10.500% Public Second Lien Notes due 2028	286,521	291,610	—	291,610	—
9.500% Private Second Lien Notes due 2028	239,142	232,627	—	232,627	—
5.875% Senior Notes due 2024	23,253	22,997	—	22,997	—
6.00% Senior Notes due 2026	110,858	99,132		99,132
6.50% Exchangeable Senior Notes due 2026	230,000	327,872	—	327,872	—

The fair values of the Company’s cash and cash equivalents, and restricted cash and investments approximates the carrying values of these assets at September 30, 2023 and December 31, 2022. Restricted cash consists of money market funds, bank deposits, commercial paper and time deposits used for asset replacement funds and other funds contractually required to be maintained at the Company's Australian subsidiary. The fair value of the money market funds and bank deposits is based on quoted market prices (Level 1).

As of September 30, 2023, the recurring fair values of the Company's 10.500% Public Second Lien Notes due 2028 and the 9.500% Private Second Lien Notes due 2028 are based on Level 2 inputs using quotations by major market news services, such as Bloomberg. The fair value of the Company's exchange credit facility was also based on quotations by major market new services and also estimates of trading value considering the Company's borrowing rate, the undrawn spread and similar instruments.

As of September 30, 2023 and December 31, 2022, the fair values of the Company's 5.875% senior unsecured notes due 2024 ("5.875% Senior Notes due 2024"), 6.00% senior unsecured notes due 2026 (“6.00% Senior Notes”), and the 6.50% exchangeable senior unsecured notes due 2026 (“Convertible Notes” or “6.50% Exchangeable Notes due 2026”) are based on Level 2 inputs by major market news services.

5. RESTRICTED CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30, 2023	September 30, 2022
Cash and cash equivalents	$141,020	$91,645
Restricted cash and cash equivalents - current	—	—
Restricted cash and investments - non-current	130,729	89,760
Less Restricted investments - non-current	(65,565)	(60,032)
Total cash, cash equivalents and restricted cash and cash equivalents shown in the statement of cash flows	$206,184	$121,373

Amounts included in restricted cash and cash equivalents are attributable to certain contractual cash restriction requirements at the Company's wholly owned Australian subsidiary related to non-recourse debt (which were included in Restricted Cash and cash equivalents current) and asset replacement funds contractually required to be maintained and other guarantees. The Company sold shares/units in certain of its wholly owned Australian subsidiaries related to its Ravenhall facility in September 2022. Upon the sale, the restricted cash related to these subsidiaries was transferred to the buyer. As such, the Company has no current restricted cash and cash equivalents at September 30, 2023. Refer to Note 11 - Commitments, Contingencies and Other Matters for further information. Restricted investments - non-current (included in Restricted Cash and Investments in the accompanying consolidated balance sheets) consists of the Company's rabbi trust established for an employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan, its rabbi trust established for its Executive Chairman's retirement account held in a money market fund, investments in equity and fixed income mutual funds and money market funds held in the Company’s captive insurance subsidiary, Florina, and certain contractual cash requirements at the Company’s wholly owned Australian subsidiary related to certain performance guarantees at its Ravenhall facility. The investments held in the rabbi trust related to The GEO Group, Inc. Non-Qualified Deferred Compensation Plan and the investments in equity and fixed income mutual funds held in Florina are restricted investments that are not considered to be restricted cash and cash equivalents in the accompanying consolidated statements of cash flows. Refer to Note 3 - Financial Instruments.

6. SHAREHOLDERS’ EQUITY

The following tables present the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Common shares		Additional Paid-In		Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Retained Earnings	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended September 30, 2023
Balance, June 30, 2023	126,075	$1,303	$1,292,826	$53,338	$(18,582)	4,210	$(95,175)	$(1,339)	$1,232,371
Proceeds from exercise of stock options	1	—	4	—	—	—	—	—	4
Stock-based compensation expense	—	—	3,116	—	—	—	—	—	3,116
Restricted stock canceled	(10)	—	—	—	—	—	—	—	—
Issuance of common stock - ESPP	5	—	37		—	—	—	—	37
Net income (loss)	—	—	—	24,519	—	—	—	(16)	24,503
Other comprehensive loss	—	—	—	—	(1,483)	—	—	1	(1,482)
Balance, September 30, 2023	126,071	$1,303	$1,295,983	$77,857	$(20,065)	4,210	$(95,175)	$(1,354)	$1,258,549

	Common shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended September 30, 2022
Balance, June 30, 2022	124,003	$1,289	$1,284,867	$(84,105)	$(25,839)	4,852	$(105,099)	$(1,281)	$1,069,832
Proceeds from exercise of stock options	3	—	20	—	—	—	—	—	20
Stock-based compensation expense	—	—	3,141	—	—	—	—	—	3,141
Restricted stock granted	50	1	(1)	—	—	—	—	—	-
Restricted stock canceled	(6)	—	—	—	—	—	—	—	-
Other adjustment	—	—	—	2	—	—	—	—	2
Issuance of common stock - ESPP	7	—	48	—	—	—	—	—	48
Net income (loss)	—	—	—	38,337	—	—	—	(25)	38,312
Other comprehensive income (loss)	—	—	—	—	(798)	—	—	23	(775)
Balance, September 30, 2022	124,057	$1,290	$1,288,075	$(45,766)	$(26,637)	4,852	$(105,099)	$(1,283)	$1,110,580

	Common shares		Additional Paid-In	Accumulated Deficit	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	/Retained Earnings	Loss	Shares	Amount	Interests	Equity
For the Nine Months Ended September 30, 2023
Balance January 1, 2023	124,061	$1,289	$1,291,363	$(4,236)	$(16,919)	4,852	$(105,099)	$(1,310)	$1,165,088
Proceeds from exercise of stock options	13	—	85	—	—	—	—	—	85
Stock-based compensation expense	—	—	12,052	—	—	—	—	—	12,052
Restricted stock granted	1,758	17	(17)	—	—	—	—	—	—
Restricted stock canceled	(36)	—	—	—	—	—	—	—	—
Sale of treasury shares [1]	642	—	(4,174)	—	—	(642)	9,924	—	5,750
Shares withheld for net settlements of share- based awards [2]	(383)	(4)	(3,442)	—	—	—	—	—	(3,446)
Issuance of common stock - ESPP	16	1	116	—	—	—	—	—	117
Net income (loss)	—	—	—	82,093	—	—	—	(71)	82,022
Other comprehensive income (loss)	—	—	—	—	(3,146)	—	—	27	(3,119)
Balance, September 30, 2023	126,071	$1,303	$1,295,983	$77,857	$(20,065)	4,210	$(95,175)	$(1,354)	$1,258,549

	Common shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Interests	Equity
For the Nine Months Ended September 30, 2022
Balance, January 1, 2022	122,472	$1,273	$1,276,213	$(175,960)	$(20,216)	4,852	$(105,099)	$(1,195)	$975,016
Proceeds from exercise of stock options	3	—	20	—	—	—	—	—	20
Stock-based compensation expense	—	—	13,010	—	—	—	—	—	13,010
Restricted stock granted	1,836	18	(18)	—	—	—	—	—	-
Restricted stock canceled	(46)	—	—	—	—	—	—	—	-
Shares withheld for net settlements of share- based awards [2]	(229)	(1)	(1,300)	—	—	—	—	—	(1,301)
Issuance of common stock - ESPP	21	—	150	—	—	—	—	—	150
Other adjustment	—	—	—	(89)	—	—	—	—	(89)
Net income (loss)	—	—	—	130,283	—	—	—	(119)	130,164
Other comprehensive income (loss)	—	—	—	—	(6,421)	—	—	31	(6,390)
Balance, September 30, 2022	124,057	$1,290	$1,288,075	$(45,766)	$(26,637)	4,852	$(105,099)	$(1,283)	$1,110,580

[1] The Company sold treasury shares to partially fund its obligation under its Amended and Restated Executive Retirement

Agreement with its Executive Chairman. Refer to Note 13 - Benefit Plans for further information.

[2] The Company withheld shares through net settlements to satisfy statutory tax withholding requirements upon the vesting of shares of restricted stock held by employees.

Automatic Shelf Registration on Form S-3

On October 30, 2023, the Company filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) that enables the Company to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, guarantees of debt securities, warrants and units. The shelf registration statement became automatically effective upon filing and is valid for three years.

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

The components of accumulated other comprehensive loss attributable to GEO within shareholders' equity are as follows:

	Nine Months Ended September 30, 2023
	(In thousands)
	Foreign currency translation adjustments, net of tax (1)	Change in fair value of derivatives, net of tax	Change in marketable securities, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2023	$(20,015)	$3,645	$(953)	$404	$(16,919)
Current-period other comprehensive income (loss)	(5,269)	1,170	953	-	(3,146)
Balance, September 30, 2023	$(25,284)	$4,815	$—	$404	$(20,065)

	Nine Months Ended September 30, 2022
	(In thousands)
	Foreign currency translation adjustments, net of tax (1)	Change in fair value of derivatives, net of tax	Change in marketable securities, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2022	$(12,461)	$(2,524)	$7	$(5,238)	$(20,216)
Current-period other comprehensive income (loss)	(11,679)	6,247	(1,245)	256	(6,421)
Balance, September 30, 2022	$(24,140)	$3,723	$(1,238)	$(4,982)	$(26,637)

(1)
The foreign currency translation related to noncontrolling interests was not significant at September 30, 2023 or 2022.

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

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each time-based or performance-based option awarded. For options granted during the nine months ended September 30, 2023, the fair value was estimated using the following assumptions: (i) volatility of 52.34%; (ii) expected term of 5 years and (iii) risk free interest rate of 4.27%. A summary of the activity of stock option awards issued and outstanding under Company plans was as follows for the nine months ended September 30, 2023:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at January 1, 2023	1,885	$18.03	6.23	$73
Options granted	362	9.07
Options exercised	(13)	6.59
Options forfeited/canceled/expired	(130)	13.47
Options outstanding at September 30, 2023	2,104	$16.85	5.77	$802
Options vested and expected to vest at September 30, 2023	2,031	$17.17	5.66	$746
Options exercisable at September 30, 2023	1,403	$21.08	4.42	$229

On March 1, 2023, the Company granted approximately 362,000 options to certain employees which had a per share grant date fair value of $4.53. For the nine months ended September 30, 2023 and 2022, the amount of stock-based compensation expense related to stock options was $0.5 million and $0.4 million, respectively. As of September 30, 2023, the Company had $1.7 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 3.1 years.

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

A summary of the activity of restricted stock outstanding is as follows for the nine months ended September 30, 2023:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at January 1, 2023	3,595	$8.29
Granted	1,758	9.16
Vested	(1,252)	11.57
Forfeited/canceled	(35)	8.68
Restricted stock outstanding at September 30, 2023	4,066	$7.78

During the nine months ended September 30, 2023, the Company granted 1,758,455 shares of restricted stock to certain employees and executive officers. Of these awards, 422,121 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2023, 2024 and 2025.

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

For the nine months ended September 30, 2023 and 2022, the Company recognized $11.6 million and $12.6 million, respectively, of compensation expense related to its restricted stock awards. As of September 30, 2023, the Company had $19.5 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 2.5 years.

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

The Amended ESPP is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Amended ESPP are made on the last day of each month. During the nine months ended September 30, 2023 and 2022, 16,208 and 20,769 shares, respectively, of the Company's common stock were issued in connection with the Amended ESPP.

8. EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing the net income attributable to The GEO Group, Inc. available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income attributable to The GEO Group, Inc. available to common stockholders represents net income attributable to The GEO Group reduced by an allocation of earnings to participating securities. The 6.50% Exchangeable Notes due 2026, which contain non-forfeitable rights to dividends declared and paid on the shares of common stock, are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Diluted EPS (as defined below) is calculated under the if-converted method and the two-class method for each class of shareholders using the weighted average number of shares attributable to each class. The calculation that results in the lowest diluted earnings per share amount for common stock is reported in the Company’s financial statements. The if-converted method includes the dilutive effect of potential common shares related to the 6.50% Exchangeable Notes due 2026, if any. Basic and diluted earnings per share were calculated for the three and nine months ended September 30, 2023 and 2022 as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income	$24,503	$38,312	$82,022	$130,164
Net loss attributable to noncontrolling interests	16	25	71	119
Less: Undistributed income allocable to participating securities	(4,159)	(6,543)	(13,944)	(22,259)
Net income attributable to The GEO Group, Inc. available to common stockholders	20,360	31,794	68,149	108,024
Basic earnings per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	122,066	121,154	121,850	120,998
Per share amount	$0.17	$0.26	$0.56	$0.89
Diluted earnings per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	122,066	121,154	121,850	120,998
Dilutive effect of equity incentive plans	1,367	1,272	1,629	909
Weighted average shares assuming dilution	123,433	122,426	123,479	121,907
Per share amount	$0.16	$0.26	$0.55	$0.89

For the three months ended September 30, 2023, 2,111,272 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share ("EPS") because the effect would be anti-dilutive. There were 1,388,495 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the three months ended September 30, 2022, 1,961,377 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 305,897 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the nine months ended September 30, 2023, 1,558,085 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 950,770 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the nine months ended September 30, 2022, 1,974,921 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 314,097 common stock equivalents from restricted shares that were anti-dilutive for the period.

On February 24, 2021, the Company’s wholly owned subsidiary, GEO Corrections Holdings, Inc. (“GEOCH”), completed a private offering of $230 million aggregate principal amount of 6.50% Exchangeable Notes due 2026. Refer to Note 10 – Debt for additional information. As of September 30, 2023, conditions had not been met to exchange the 6.50% Exchangeable Notes due 2026 into shares of the Company’s common stock. Approximately 24.9 million shares of potential common shares associated with the conversion option embedded in the convertible notes were excluded from the computation for the three and nine months ended September 30, 2023 and 2022 as the average stock price was lower than the exchange price.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

In August of 2019, the Company entered into two interest rate swap agreements in the aggregate notional amount of $44.3 million to fix the interest rate on certain of its variable rate debt to 4.22%. The Company has designated these interest rate swaps as hedges against changes in the cash flows of two identical promissory notes (the "Notes") which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the Notes and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in fair value of the interest rate swaps as accumulated other comprehensive loss, net of applicable taxes. Total unrealized losses recorded in other comprehensive income, net of tax, related to these cash flow hedges was $1.2 million during the nine months ended September 30, 2023. The total fair value of the swap assets as of September 30, 2023 was $6.1 million and is recorded as a component of Other Non-Current assets within the accompanying consolidated balance sheet. There was no material ineffectiveness for the period presented. The Company does not expect to enter into any transactions during the next twelve months which would result in reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss). Refer to Note 10 - Debt for additional information.

10. DEBT

Debt outstanding as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Exchange Credit Agreement
Tranche 1 Loans	$795,337	$846,445
Unamortized premium on tranche 1 loans	19,817	25,345
Unamortized debt issuance costs on tranche 1 loans	(19,114)	(22,575)
Tranche 2 Loans	187,412	236,794
Unamortized discount on tranche 2 loans	(1,983)	(2,922)
Unamortized debt issuance costs on tranche 2 loans	(4,641)	(6,310)
Revolver	—	30,000
Total Exchange Credit Agreement [*]	976,828	1,106,777
10.500% Public Second Lien Notes due 2028
Notes Due in 2028	286,521	286,521
Unamortized discount	(13,932)	(15,457)
Unamortized debt issuance costs	(7,533)	(7,811)
Total 10.500% Public Second Lien Notes due 2028	265,056	263,253
9.500% Private Second Lien Notes due 2028
Notes Due in 2028	239,142	239,142
Unamortized discount	(20,551)	(22,524)
Unamortized debt issuance costs	(6,458)	(6,551)
Total 9.500% Private Second Lien Notes due 2028	212,133	210,067
6.50% Exchangeable Senior Notes:
Notes Due in 2026	230,000	230,000
Unamortized debt issuance costs	(5,086)	(6,489)
Total 6.50% Exchangeable Senior Notes Due in 2026	224,914	223,511
6.00% Senior Notes:
Notes Due in 2026	110,858	110,858
Unamortized debt issuance costs	(614)	(776)
Total 6.00% Senior Notes Due in 2026	110,244	110,082
5.875% Senior Notes:
Notes Due in 2024	23,253	23,253
Unamortized debt issuance costs	(57)	(96)
Total 5.875% Senior Notes Due in 2024	23,196	23,157
Finance Lease Liabilities	1,457	1,977
Other debt, net of unamortized debt issuance costs	39,492	40,323
Total debt	1,853,320	1,979,147
Current portion of finance lease liabilities and long-term debt	(63,307)	(44,722)
Finance Lease Liabilities, long-term portion	(740)	(1,280)
Long-Term Debt	$1,789,273	$1,933,145

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

Amendment No. 4 and Amendment No. 5 to Existing Credit Agreement

In connection with the exchange offer, (i) the Company and GEO Corrections Holdings, Inc. (“Corrections”), as borrowers (the “Borrowers”), certain lenders (the “Consenting Lenders”) and BNP Paribas, as the then existing administrative agent (the “Existing Administrative Agent”) under the Company’s then existing senior secured credit agreement (the “Existing Credit Agreement”), entered into Amendment No. 4 to Third Amended and Restated Credit Agreement, dated as of August 19, 2022 (“Amendment No. 4”), and (ii) the Borrowers, certain subsidiaries of the Borrowers (the “Credit Facility Guarantors”), the Consenting Lenders, the

Existing Administrative Agent, Alter Domus Products Corp., as the new administrative agent for the lenders under the amended existing credit agreement (in such capacity, the “Amended Credit Agreement Administrative Agent”), and Alter Domus Products Corp., as the administrative agent for the lenders under the Exchange Credit Agreement (in such capacity, the “Exchange Credit Agreement Administrative Agent”), entered into Amendment No. 5 to Third Amended and Restated Credit Agreement, dated as of August 19, 2022 (“Amendment No. 5,” and the Existing Credit Agreement as amended by Amendment No. 4 and Amendment No. 5, the “Amended Credit Agreement”).

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

As of September 30, 2023, the Company had no borrowings under its revolver, and approximately $75.8 million in letters of credit which left approximately $198.2 million in additional borrowing capacity under the revolver. Subsequent to the transaction, the Tranche 3 Loans were repaid in full. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of September 30, 2023 was 12.27%.

During the nine months ended September 30, 2023, the Company made mandatory quarterly prepayments on its Tranche 1 and Tranche 2 loans under its exchange credit agreement. In connection with the prepayments, the Company wrote off a proportionate amount of related deferred loan costs and discount/premium of approximately $1.8 million as a loss on extinguishment of debt.

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

Subject to certain restrictions on share ownership and transfer, holders may exchange the notes at their option prior to the close of business on the business day immediately preceding November 25, 2025, but only under the following circumstances: (1) during the five consecutive business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the exchange rate for the notes on each such trading day; or (2) upon the occurrence of certain specified corporate events. On or after November 25, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, holders may exchange their notes at any time, regardless of the foregoing circumstances. Upon exchange of a note, GEO will pay or deliver, as the case may be, cash or a combination of cash and shares of the Company’s common stock. As of September 30, 2023, conditions had not been met to exchange the notes.

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

The notes were offered in the United States only to persons reasonably believed to be “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and outside of the United States to non-U.S. persons in compliance with Regulation S under the Securities Act. Neither the notes nor any of the shares of the Company’s common stock issuable upon exchange of the notes, if any, have been, or will be, registered under the Securities Act and, unless so registered, may not be offered or sold in the United States, except pursuant to an applicable exemption from the registration requirements under the Securities Act.

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

Because the Company currently intends to settle conversions by paying cash up to the principal amount of the Convertible Notes, with any excess conversion value settled in shares of common stock, the Convertible Notes are being accounted for using the net settlement method (or treasury stock-type method) for the purposes of calculating diluted earnings per share. Using this method, the denominator will be affected when the average share price of the Company's common stock for a given period is greater than the conversion price of approximately $9.225 per share. There was no dilutive impact for the three and nine months ended September 30, 2023 and 2022.

Other

In August of 2019, the Company entered into two identical Notes in the aggregate amount of $39.5 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the Notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. The Company has entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at September 30, 2023 is $0.5 million of deferred loan costs incurred in the transaction. Refer to Note 9 - Derivative Financial Instruments for further information.

The Company was in compliance with its debt covenants at September 30, 2023.

Guarantees

Australia

The Company has entered into a guarantee in connection with the operating performance of a facility in Australia. The obligation amounted to approximately AUD53 million, or $34.1 million, based on exchange rates as of September 30, 2023.

As of September 30, 2023, the Company also had five other letters of credit outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $8.6 million, based on exchange rates as of September 30, 2023.

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

Immigration Detainee Litigation

Civil immigration detainees at the Aurora ICE Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the U.S. District Court for the District of Colorado. The complaint alleges that the Company was in violation of the Colorado Minimum Wages of Workers Act and the Federal Trafficking Victims Protection Act (“TVPA”). The complaint also claims that the Company was unjustly enriched based on the level of payment the detainees received for work performed in a Voluntary Work Program ("VWP") the Company is required to implement at the facility under the terms of its contract with the federal government. On July 6, 2015, the court found that detainees were not employees under the Colorado Minimum Wage Order and dismissed this claim. On February 27, 2017, the court granted the plaintiffs' motion for class certification on the TVPA and unjust enrichment claims. The plaintiffs' class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the court may deem proper. On October 18, 2022, the court issued an order granting plaintiffs’ motion for summary judgment on the Company’s affirmative defenses, denying the Company’s motion for summary judgment, motion to dismiss, and motion for decertification of the class, narrowing the class period for plaintiffs’ TVPA claims, and otherwise ruling against the Company’s motions for relief. All trial dates are currently stayed by court order pending appeal of certain of GEO's defenses to the 10th Circuit Court of Appeal. Oral argument before the 10th Circuit was held on September 18, 2023.

Since the Colorado suit was initially filed, four similar lawsuits have been filed - two in the state of Washington and two in California.

The first of the two state of Washington lawsuits was filed on September 26, 2017, by immigration detainees against the Company in the U.S. District Court for the Western District of Washington. The second lawsuit was filed on September 20, 2017, by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. The plaintiffs claimed that Washington State minimum wage laws should be enforced with respect to detainees who volunteer to participate in a VWP administered by GEO at the Northwest ICE Processing Center (the "Center") as required by the U.S. Department of Homeland Security under the terms of GEO’s contract. The Center houses persons in the custody of federal immigration authorities while the federal government is determining their immigration status. In October 2021, an unfavorable jury verdict and court judgment resulting in a combined $23.2 million judgment entered against the Company in the retrial of the two cases, which judgment amounts were subsequently increased by a further award against the Company of attorney’s fees, costs, and pre-judgment interest in the amount of $12.7 million. Post judgment interest is accruing on these judgments in accordance with Washington law. The trial court has waived the necessity to post a supersedeas bond for the combined judgments and has stayed enforcement of the verdict and judgments while GEO’s appeal to the U.S. Court of Appeals for the Ninth Circuit is pending. Oral argument before the Ninth Circuit was held on October 6, 2022. On March 7, 2023, the Ninth Circuit certified certain state law questions to the Washington Supreme Court. Oral argument before the Washington Supreme Court was held on October 17, 2023.

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

On July 13, 2023, the Company filed a lawsuit in the U.S. District Court for the Western District of Washington against the State of Washington for declaratory and injunctive relief challenging the State of Washington’s newly enacted law – House Bill 1470. House Bill 1470 purports to empower state agencies with new rule making, inspection, investigation, and testing powers over the Northwest ICE Processing Center. House Bill 1470 also creates a statutory regime of civil penalties applicable to private detention facilities for violations of House Bill 1470 detention standards, and purports to create a private right of action for detainees aggrieved by violations of the statute. The Company is currently awaiting a ruling on its complaint from the U.S. District Court for the Western District of Washington.

Other Litigation

The nature of the Company's business also exposes it to various other legal claims or litigation, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by individuals in its care, medical malpractice claims, claims related to deaths in custody, product liability claims, intellectual property infringement claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, indemnification claims by its customers and other third-parties, contractual claims and claims for personal injury or other damages resulting from contact with the Company's facilities, programs, electronic monitoring products, personnel or detainees, including damages arising from the escape of an individual in its care or from a disturbance or riot at a facility. Legal proceedings with respect to our facilities are unpredictable and, where material, can cause adverse effects, such as prompting modification or even termination of the underlying facility management contracts.

Accruals for Legal Proceedings

The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, the results of these claims or proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these claims or proceedings could have a material adverse effect on the Company's financial condition, results of operations or cash flows, including the modification or loss of one ore more facility management contracts, or could result in a material impairment of the Company’s assets. The Company's accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. The Company does not accrue for anticipated legal fees and costs but expenses those items as incurred.

Other Assessment

A state non-income tax audit completed in 2016 included tax periods for which the state tax authority had previously processed a substantial tax refund. At the completion of the audit fieldwork, the Company received a notice of audit findings disallowing deductions that were previously claimed by the Company, approved by the state tax authority and served as the basis for the approved refund claim. In early January 2017, the Company received a formal Notice of Assessment of Taxes and Demand for Payment from the taxing authority disallowing the deductions. The total tax, penalty and interest related to the assessment is approximately $20.8 million. The Company is appealing an administrative ruling and disagrees with the assessment and intends to take all necessary steps to vigorously defend its position. The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of outside counsel in connection with this matter.

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

Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing active capital projects will be approximately $57.8 million of which $43.0 million was spent through the first nine months of 2023. The Company estimates the remaining capital requirements related to these capital projects will be $14.8 million which will be spent through the remainder of 2023.

Assets Held for Sale

As of September 30, 2023, the Company had two properties classified as held for sale, one in its Reentry Services segment and the other in its U.S. Secure Services segment, in the accompanying consolidated balance sheet. At December 31, 2022, the Company had one property classified as held for sale included in its U.S. Secure Services Segment in the accompanying consolidated balance sheet. The Company does not record depreciation for assets held for sale. Any gain or loss on the sale of operating assets is included in the operating income of the reportable segment to which it relates. The properties that are classified as held for sale at September 30, 2023 are the Company's company-owned 139-bed Hector Garza Center located in Texas and a parcel of vacant land located in Colorado. At September 30, 2023, the aggregate carrying value of the properties was approximately $5.1 million. The property that was classified as held for sale at December 31, 2022 was a parcel of undeveloped land located in Texas which had a carrying value of approximately $0.5 million as of December 31, 2022.

Facility Disturbance

During the third quarter of 2023, the Company's 50% owned joint venture, South African Custodial Services, PTY Ltd, (“SACS”), experienced a disturbance at its managed-only facility in South Africa. As a result, SACS recognized gross business interruption recoveries of approximately $3 million, of which 50%, or approximately $1.5 million, is included in equity in earnings from affiliates in the accompanying statements of operations.

Idle Facilities

As of September 30, 2023, the Company was marketing seven of its idle facilities to potential customers. One of the facilities, Cheyenne Mountain Recovery Center, is under a contract which has yet to be activated. The carrying values of these idle facilities are included in Property and Equipment in the accompanying consolidated balance sheets. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that can be easily transferred for use at other facilities. There was no indication of impairment related to the Company's idle facilities as of September 30, 2023.

				Secure Services	Reentry Services	Total
		Secure Services	Reentry Services	Net Carrying Value	Net Carrying Value	Net Carrying Value
Facility	Year Idled	Design Capacity (beds)	Design Capacity (beds)	September 30, 2023	September 30, 2023	September 30, 2023
D. Ray James Correctional Facility	2021	1,900	—	49,508	—	49,508
Northlake Correctional Facility	2022	1,800	—	67,028	—	67,028
Rivers Correctional Facility	2021	1,450	—	36,656	—	36,656
Big Spring Correctional Facility	2021	1,732	—	30,883	—	30,883
Flightline Correctional Facility	2021	1,800	—	33,672	—	33,672
McFarland Female Community Reentry Facility	2020	300	—	10,494	—	10,494
Cheyenne Mountain Recovery Center	2020	750	-	17,710		17,710
Coleman Hall	2017	—	350	—	7,465	7,465
Total		9,732	350	$245,951	$7,465	$253,416

Executive Order

On January 26, 2021, President Biden signed an executive order directing the United States Attorney General not to renew Department of Justice (“DOJ”) contracts with privately operated criminal detention facilities, as consistent with applicable law. Two agencies of the DOJ, the Federal Bureau of Prisons (“BOP”) and the U.S. Marshals Service (“USMS”), utilized GEO’s support services at the time the executive order was signed. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts. As of September 30, 2023, GEO has three company-owned/company-leased facilities under direct contracts with USMS, which have current contract option periods that expire between September 2025 and September 2028. The Company no longer has any contracts with the BOP for secure correctional facilities.

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

The Company's segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues:
U.S. Secure Services	$385,007	$368,493	$1,123,507	$1,073,140
Electronic Monitoring and Supervision Services	94,489	137,039	335,158	346,444
Reentry Services	71,375	65,406	203,192	192,557
International Services	51,914	45,745	143,028	143,904
Total revenues	$602,785	$616,683	$1,804,885	$1,756,045
Operating income from segments:
U.S. Secure Services	$64,187	$67,462	$195,589	$214,994
Electronic Monitoring and Supervision Services	46,651	67,673	166,460	160,838
Reentry Services	16,826	9,816	37,198	34,027
International Services	3,281	3,192	8,564	12,740
Operating income from segments	$130,945	$148,143	$407,811	$422,599
General and Administrative Expenses	(47,356)	(50,022)	$(139,182)	(147,878)
Total Operating Income	$83,589	$98,121	$268,629	$274,721

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating income from segments	$130,945	$148,143	$407,811	$422,599
Unallocated amounts:
General and administrative expenses	(47,356)	(50,022)	(139,182)	(147,878)
Net interest expense	(54,457)	(41,426)	(161,296)	(95,082)
Loss on extinguishment of debt	(91)	(37,487)	(1,845)	(37,487)
Gain on disposition on asset divestitures	1,274	29,279	3,449	32,332
Income before income taxes and equity in earnings of affiliates	$30,315	$48,487	$108,937	$174,484

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

The Company has recorded $1.5 million in earnings, net of tax, for SACS operations during the nine months ended September 30, 2023, and $1.5 million in earnings, net of tax, for SACS operations during the nine months ended September 30, 2022, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of September 30, 2023, and December 31, 2022, the Company’s investment in SACS was $9.3 million and $11.1 million, respectively, and represents its share of cumulative reported earnings.

The Company has recorded $1.6 million in earnings, net of tax, for GEOAmey's operations during the nine months ended September 30, 2023, and $1.2 million in earnings, net of tax, for GEOAmey's operations during the nine months ended September 30, 2022, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of September 30, 2023, and December 31, 2022, the Company’s investment in GEOAmey was $9.5 million and represents its share of cumulative reported earnings.

13. BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$26,207	$31,830
Service cost	559	1,118
Interest cost	1,009	962
Actuarial gain	—	(6,710)
Benefits paid	(591)	(993)
Projected benefit obligation, end of period	$27,184	$26,207
Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	591	993
Benefits paid	(591)	(993)
Plan assets at fair value, end of period	$—	$—
Unfunded Status of the Plan	$27,184	$26,207

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Components of Net Periodic Benefit Cost
Service cost	$186	$280	$559	$839
Interest cost	336	240	1,009	721
Net loss	-	108	-	324
Net periodic pension cost	$522	$628	$1,568	$1,884

The service cost and other components of net periodic benefit cost are included in General and Administrative Expenses in the accompanying consolidated statements of operations.

The long-term portion of the pension liability as of September 30, 2023 and December 31, 2022 was $26.4 million and $25.4 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

Amended and Restated Executive Retirement Agreement

The Company also has a non-qualified deferred compensation agreement with its former CEO. The agreement provides for a lump sum cash payment upon retirement, no sooner than age 55. As of September 30, 2023, the former CEO had reached age 55 and was eligible to receive the payment upon retirement.

On May 27, 2021, the Company and its former CEO entered into an Amended and Restated Executive Retirement Agreement which replaced the former CEO’s previous agreement, effective July 1, 2021. Pursuant to the terms of the Amended and Restated Executive Retirement Agreement, upon the date that the former CEO ceases to provide services to the Company, the Company will pay to the former CEO an amount equal to $3.6 million which shall be paid in cash. The payment shall be credited with interest at a rate of 5% compounded quarterly. Additionally, at the end of each calendar year provided that the former CEO is still providing services to GEO pursuant to the Executive Chairman Agreement, GEO will credit an amount equal to $1.0 million at the end of each calendar year (the “Employment Contributions Account”). The Employment Contributions Account will be credited with interest at the rate of 5% compounded quarterly. The balance of the Amended and Restated Executive Retirement Agreement was approximately $8.1 million at September 30, 2023 and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

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

At September 30, 2023, our worldwide operations include the management and/or ownership of approximately 81,000 beds at 100 secure services and community based facilities, including idle facilities, and also include the provision of community supervision services for an average of more than 400,000 individuals, including nearly 180,000 through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

For the nine months ended September 30, 2023 and 2022, we had consolidated revenues of $1,804.9 million and $1,756.0 million, respectively. We maintained an average company-wide facility occupancy rate of approximately 86% including 71,034 active beds and excluding 10,221 idle beds which includes those being marketed to potential customers and those classified as held for sale for the nine months ended September 30, 2023, and approximately 85% including 68,920 active beds and excluding 13,061 idle beds which includes those being marketed to potential customers for the nine months ended September 30, 2022.

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

Recent Developments

Contract Developments

During the third quarter of 2023, we renewed two direct contracts with the U.S. Marshals Service. One was at our company-owned 1,900-bed Rio Grande Processing Center in Texas for a five-year term, and the second at our company-leased 770-bed Western Region Detention Facility in San Diego for a two-year term.

We also renewed three contracts with ICE for respective one-year terms that include our company-owned 700-bed Broward Transitional Center in Florida, our company-owned 1,904-bed South Texas ICE Processing Center, and our company-owned 1,314-bed Montgomery Processing Center in Texas and entered into a new emergency nine month contract to provide air operations support for ICE.

Idle Facilities

We are currently marketing 9,332 vacant beds at seven of our idle facilities to potential customers which do not include assets classified as held for sale or idle facilities that are under a contract that has not yet been activated. The carrying values of these idle facilities totaled $235.7 million as of September 30, 2023, excluding equipment and other assets that can be easily transferred for use at other facilities. Refer to Note 11 - Commitments, Contingencies and Other Matters of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2023, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of Third Quarter 2023 and Third Quarter 2022

Revenues

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$385,007	63.9%	$368,493	59.8%	$16,514	4.5%
Electronic Monitoring and Supervision Services	94,489	15.7%	137,039	22.2%	(42,550)	(31.0)%
Reentry Services	71,375	11.8%	65,406	10.6%	5,969	9.1%
International Services	51,914	8.6%	45,745	7.4%	6,169	13.5%
Total	$602,785	100.0%	$616,683	100.0%	$(13,898)	(2.3)%

U.S. Secure Services

Revenues for U.S. Secure Services increased by $16.5 million in Third Quarter 2023 compared to Third Quarter 2022 primarily due to aggregate increases of $8.8 million due to the activation of new transportation contracts. In addition, we experienced aggregate net increases in rates and/or per diem amounts in connection with contract modifications, transportation services and increased occupancies of $16.6 million. These increases were partially offset by aggregate decreases of $8.8 million primarily due to the ramp-down/deactivation of our company-owned North Lake Correctional Facility.

The number of compensated mandays in U.S. Secure Services facilities was approximately 4.3 million in Third Quarter 2023 and 4.5 million in Third Quarter 2022. We experienced an aggregate net decrease of approximately 200,000 mandays as a result of contract terminations, partially offset by contract activations and increases in occupancies discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Secure Services facilities was 86.6% and 88.8% of capacity in the Third Quarter 2023 and Third Quarter 2022, respectively, excluding idle facilities.

Electronic Monitoring and Supervision Services

Revenues for Electronic Monitoring and Supervision Services decreased by $42.6 million in Third Quarter 2023 compared to Third Quarter 2022 primarily due to decreases in average participant counts under the Intensive Supervision and Appearance Program ("ISAP").

Reentry Services

Revenues for Reentry Services increased by $6.0 million in Third Quarter 2023 compared to Third Quarter 2022 primarily due to increases of $1.7 million due to new day reporting center contracts. We also experienced a net aggregate increase of $4.2 million primarily related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals.

International Services

Revenues for International Services increased by $6.2 million in Third Quarter 2023 compared to Third Quarter 2022 primarily due to a net increase of $8.7 million due to increased populations at our Australian subsidiary and our new health care contract in Australia. Partially offsetting this increase was a decrease due to foreign exchange rate fluctuations of $2.5 million.

Operating Expenses

	2023	% of Segment Revenues	2022	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$301,201	78.2%	$281,694	76.4%	$19,507	6.9%
Electronic Monitoring and Supervision Services	41,145	43.5%	61,351	44.8%	(20,206)	(32.9)%
Reentry Services	50,256	70.4%	51,121	78.2%	(865)	(1.7)%
International Services	48,065	92.6%	42,044	91.9%	6,021	14.3%
Total	$440,667	73.1%	$436,210	70.7%	$4,457	1.0%

U.S. Secure Services

Operating expenses for U.S. Secure Services increased by $19.5 million in Third Quarter 2023 compared to Third Quarter 2022 primarily due to aggregate net increases in connection with labor and medical costs, transportation services, increased occupancies and the variable costs associated with those services of $19.2 million. We also experienced an increase of $5.7 million related to new transportation contracts. Partially offsetting these increases were decreases of $5.4 million primarily related to the ramp-down/deactivation of our company-owned North Lake Correctional Facility. Operating expenses as a percentage of revenue have increased due to increased labor and medical costs and increased variable costs associated with population increases for several of our minimum guarantee contracts.
Electronic Monitoring and Supervision Services

Operating expenses for Electronic Monitoring and Supervision Services decreased by $20.2 million in Third Quarter 2023 compared to Third Quarter 2022 primarily due to decreases in variable costs related to decreases in average participant counts under ISAP.

Reentry Services

Operating expenses for Reentry Services decreased by $0.9 million during Third Quarter 2023 compared to Third Quarter 2022 primarily due to a decrease of $2.0 million due to contract terminations. Partially offsetting this decrease was an aggregate net increase of $2.2 million related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals and the associated variable costs. We also experienced an increase of $1.9 million due to new day reporting center contracts. We also experienced net favorable adjustments of $3.0 million primarily related to worker's compensation actuarial adjustments and employee retention credits from the IRS in Third Quarter 2023.

International Services

Operating expenses for International Services increased by $6.0 million in Third Quarter 2023 compared to Third Quarter 2022 primarily due to a net increase of approximately $8.4 million primarily due to expenses associated with our new health care contract in Australia. Partially offsetting this increase was a decrease related to foreign exchange rate fluctuations of $2.4 million.

Depreciation and Amortization

	2023	% of Segment Revenue	2022	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$19,619	5.1%	$19,337	5.2%	$282	1.5%
Electronic Monitoring and Supervision Services	6,693	7.1%	8,015	5.8%	(1,322)	(16.5)%
Reentry Services	4,293	6.0%	4,469	6.8%	(176)	(3.9)%
International Services	568	1.1%	509	1.1%	59	11.6%
Total	$31,173	5.2%	$32,330	5.2%	$(1,157)	(3.6)%

U.S. Secure Services

U.S. Secure Services depreciation and amortization expense increased in Third Quarter 2023 compared to Third Quarter 2022 primarily due to renovations at certain of our company-owned and leased facilities.

Electronic Monitoring and Supervision Services

Electronic Monitoring and Supervision Services depreciation and amortization expense decreased in Third Quarter 2023 compared to Third Quarter 2022 primarily due to certain assets becoming fully depreciated and/or amortized as well as the closing of certain ISAP locations.

Reentry Services

Reentry Services depreciation and amortization expense decreased in Third Quarter 2023 compared to Third Quarter 2022 primarily due to certain assets becoming fully depreciated and/or amortized as well as certain asset dispositions at our company-owned centers.

International Services

International Services depreciation and amortization expense was relatively consistent in Third Quarter 2023 compared to Third Quarter 2022.

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$47,356	7.9%	$50,022	8.1%	$(2,666)	(5.3)%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes, corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses decreased by $2.7 million in Third Quarter 2023 compared to Third Quarter 2022 primarily due to decreases in professional fees, insurance and other administrative expenses.

Non-Operating Expenses

Interest Income and Interest Expense

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$1,320	0.2%	$5,111	0.8%	$(3,791)	(74.2)%
Interest Expense	$55,777	9.3%	$46,537	7.5%	$9,240	19.9%

Interest income decreased in Third Quarter 2023 compared to Third Quarter 2022 primarily due to the sale of our equity interest in the Ravenhall project in Australia in August 2022 and the corresponding decrease in interest income on the contract receivable. Also contributing to the decrease was the effect of foreign exchange rate fluctuations. Refer to Note 11 - Commitments, Contingencies and Other Matters of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

On August 19, 2022, we completed an exchange offer to exchange certain of our outstanding 5.125% Senior Notes due 2023, 5.875% Senior Notes due 2024, 6.00% Senior Notes due 2026 and certain revolving credit loans and term loans under our senior secured credit facility into newly issued senior second lien secured notes and a new exchange credit agreement. Interest expense increased in Third Quarter 2023 compared to Third Quarter 2022 primarily due to higher interest rates on the new debt instruments as well as the net amortization of deferred issuance costs and discounts/premiums related to the transaction. Additionally, SOFR/LIBOR rates have increased in Third Quarter 2023 compared to Third Quarter 2022. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Loss on Extinguishment of Debt

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$91	0.0%	$37,487	6.1%	$(37,396)	(99.8)%

During Third Quarter 2023, the Company made a mandatory quarterly prepayment on its Tranche 1 and Tranche 2 loans under its exchange credit agreement. In connection with the prepayment, the Company wrote off a proportionate amount of related deferred loan costs and discount/premium. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

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

Gain on Asset Divestitures

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Gain on Asset Divestitures	$1,274	0.2%	$29,279	4.7%	$(28,005)	(95.6)%

We experienced a gain on asset divestiture in Third Quarter 2023 primarily due to the sale of our company-owned 900-bed Albert Bo Robinson Assessment and Treatment Center.

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

Income Tax Provision

	2023	Effective Rate	2022	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$6,521	21.5%	$11,246	23.2%	$(4,725)	(42.0)%

The provision for income taxes decreased during Third Quarter 2023 principally due to lower pre-tax income for the quarter. The effective tax rate decreased compared to Third Quarter 2022. In Third Quarter 2023, there was a $2.1 million net discrete tax benefit as compared to a $4.3 million net discrete tax benefit in Third Quarter 2022. Due to the lower pre-tax income during Third Quarter 2023, the net discrete benefit in the quarter had a larger impact on the effective tax rate. We estimate our 2023 annual effective tax rate to be in the range of approximately 27% to 30%, exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates, net of Income Tax Provision	$709	0.1%	$1,071	0.2%	$(362)	(33.8)%

Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates decreased during Third Quarter 2023 compared to Third Quarter 2022 due to unfavorable performance at SACS.

Comparison of Nine Months 2023 and Nine Months 2022

Revenues

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$1,123,507	62.2%	$1,073,140	61.1%	$50,367	4.7%
Electronic Monitoring and Supervision Services	335,158	18.6%	346,444	19.7%	(11,286)	(3.3)%
Reentry Services	203,192	11.3%	192,557	11.0%	10,635	5.5%
International Services	143,028	7.9%	143,904	8.2%	(876)	(0.6)%
Total	$1,804,885	100%	$1,756,045	100.0%	$48,840	2.8%

U.S. Secure Services

Revenues for U.S. Secure Services increased by $50.4 million in Nine Months 2023 compared to Nine Months 2022 primarily due to aggregate increases of $14.3 million due to the activation of new transportation contracts. In addition, we experienced aggregate net increases in rates and/or per diem amounts in connection with contract modifications, transportation services and increased occupancies of $75.5 million. These increases were partially offset by aggregate decreases of $39.4 million due to the ramp-down/deactivations of our company-owned North Lake Correctional Facility and our managed-only George W. Hill Correctional Facility.

The number of compensated mandays in U.S. Secure Services facilities was approximately 12.5 million in Nine Months 2023 and 13.3 million in Nine Months 2022. We experienced an aggregate net decrease of approximately 800,000 mandays as a result of contract terminations, partially offset by contract activations and increases in occupancies discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Secure Services facilities was 86.2% and 88.2% of capacity in Nine Months 2023 and Nine Months 2022, respectively, excluding idle facilities.

Electronic Monitoring and Supervision Services

Revenues for Electronic Monitoring and Supervision Services decreased by $11.3 million in Nine Months 2023 compared to Nine Months 2022 primarily due to decreases in average participant counts under ISAP.

Reentry Services

Revenues for Reentry Services increased by $10.6 million in Nine Months 2023 compared to Nine Months 2022 primarily due to increases of $4.6 million due to new day reporting center contracts. We also experienced a net aggregate increase of $12.3 million primarily related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals. These increases were partially offset by decreases of $6.3 million due to contract terminations.

International Services

Revenues for International Services decreased by $0.9 million in Nine Months 2023 compared to Nine Months 2022 primarily due to foreign exchange rate fluctuations of $9.5 million. This decrease was partially offset by a net increase of $8.6 million due to increased populations at our Australian subsidiary and our new health care contract in Australia.

Operating Expenses

	2023	% of Segment Revenues	2022	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$869,233	77.4%	$796,913	74.3%	$72,320	9.1%
Electronic Monitoring and Supervision Services	147,144	43.9%	162,072	46.8%	(14,928)	(9.2)%
Reentry Services	153,078	75.3%	144,563	75.1%	8,515	5.9%
International Services	132,832	92.9%	129,614	90.1%	3,218	2.5%
Total	$1,302,287	72.2%	$1,233,162	70.2%	$69,125	5.6%

U.S. Secure Services

Operating expenses for U.S. Secure Services increased by $72.3 million in Nine Months 2023 compared to Nine Months 2022 primarily due to aggregate net increases in connection with labor and medical costs, transportation services, increased occupancies and the variable costs associated with those services of $88.2 million. We also experienced an increase of $9.7 million related to new transportation contracts. Partially offsetting these increases were decreases of $25.6 million related to the ramp-down/deactivations of our company-owned North Lake Correctional Facility and our managed-only George W. Hill Correctional Facility. Operating expenses as a percentage of revenue have increased due to increased labor and medical costs and increased variable costs associated with population increases for several of our minimum guarantee contracts.

Electronic Monitoring and Supervision Services

Operating expenses for Electronic Monitoring and Supervision Services decreased by $14.9 million in Nine Months 2023 compared to Nine Months 2022 primarily due to decreases in variable costs related to decreases in average participant counts under ISAP. Operating expenses as a percentage of revenues decreased due to favorable cost trends.

Reentry Services

Operating expenses for Reentry Services increased by $8.5 million during Nine Months 2023 compared to Nine Months 2022 primarily due to an aggregate net increase of $9.2 million related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals and the associated variable costs. We also experienced an increase of $5.6 million due to the new day reporting center contracts. Partially offsetting these increases was a decrease of $6.3 million due to contract terminations.

International Services

Operating expenses for International Services increased by $3.2 million in Nine Months 2023 compared to Nine Months 2022 primarily due to a net increase of approximately $12.1 million primarily due to increases in populations at our Australian subsidiary and transitional expenses associated with our new health care contract in Australia. Partially offsetting this increase was a decrease related to foreign exchange rate fluctuations of $8.9 million.

Depreciation and Amortization

	2023	% of Segment Revenue	2022	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$58,685	5.2%	$61,233	5.7%	$(2,548)	(4.2)%
Electronic Monitoring and Supervision Services	21,554	6.4%	23,534	6.8%	(1,980)	(8.4)%
Reentry Services	12,916	6.4%	13,967	7.3%	(1,051)	(7.5)%
International Services	1,632	1.1%	1,550	1.1%	82	5.3%
Total	$94,787	5.3%	$100,284	5.7%	$(5,497)	(5.5)%

U.S. Secure Services

U.S. Secure Services depreciation and amortization expense decreased in Nine Months 2023 compared to Nine Months 2022 primarily due to certain assets becoming fully depreciated and/or amortized.

Electronic Monitoring and Supervision Services

Electronic Monitoring and Supervision Services depreciation and amortization expense decreased in Nine Months 2023 compared to Nine Months 2022 primarily due to certain assets becoming fully depreciated and/or amortized as well as the closing of certain ISAP locations.

Reentry Services

Reentry Services depreciation and amortization expense decreased in Nine Months 2023 compared to Nine Months 2022 primarily due to certain assets becoming fully depreciated and/or amortized as well as certain asset dispositions at our company-owned centers.

International Services

International Services depreciation and amortization expense was relatively consistent in Nine Months 2023 compared to Nine Months 2022.

Other Unallocated Operating Expenses

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$139,182	7.7%	$147,878	8.4%	$(8,696)	(5.9)%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes, corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses decreased by $8.7 million in Nine Months 2023 compared to Nine Months 2022 primarily due to decreases in professional fees, insurance and other administrative expenses.

Non-Operating Expenses

Interest Income and Interest Expense

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$3,785	0.2%	$16,301	0.9%	$(12,516)	(76.8)%
Interest Expense	$165,081	9.1%	$111,383	6.3%	$53,698	48.2%

Interest income decreased in Nine Months 2023 compared to Nine Months 2022 primarily due to the sale of our equity interest in the Ravenhall project in Australia in August 2022 and the corresponding decrease in interest income on the contract receivable. Also contributing to the decrease was the effect of foreign exchange rate fluctuations. Refer to Note 11 - Commitments, Contingencies and Other Matters of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

On August 19, 2022, we completed an exchange offer to exchange certain of our outstanding 5.125% Senior Notes due 2023, 5.875% Senior Notes due 2024, 6.00% Senior Notes due 2026 and certain revolving credit loans and term loans under our senior secured credit facility into newly issued senior second lien secured notes and a new exchange credit agreement. Interest expense increased in Nine Months 2023 compared to Nine Months 2022 primarily due to higher interest rates on the new debt instruments as well as the net amortization of deferred issuance costs and discounts/premiums related to the transaction. Additionally, SOFR/LIBOR rates have increased in Nine Months 2023 compared to Nine Months 2022. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Loss on Extinguishment of Debt

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$1,845	0.1%	$37,487	2.1%	$(35,642)	(95.1)%

During Nine Months 2023, the Company made a mandatory quarterly prepayment on its Tranche 1 and Tranche 2 loans under its exchange credit agreement. In connection with the prepayment, the Company wrote off a proportionate amount of related deferred loan costs and discount/premium. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

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

Gain on Asset Divestitures

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Gain on Asset Divestitures	$3,449	0.2%	$32,332	1.8%	$(28,883)	(89.3)%

We experienced a gain on asset divestitures in Nine Months 2023 primarily due to the sale of vacant land located in South Dallas County, Texas and the sale of our company-owned 900-bed Albert Bo Robinson Assessment and Treatment Center.

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

Income Tax Provision

	2023	Effective Rate	2022	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$30,036	27.6%	$48,106	27.6%	$(18,070)	(37.6)%

The provision for income taxes decreased during Nine Months 2023 due to lower pre-tax income for Nine Months 2023. In turn, our effective tax rate during Nine Months 2023 and Nine Months 2022 is the same. In Nine Months 2023 and Nine Months 2022, there was a $2.0 million and $2.3 million net discrete tax benefit, respectively. Included in the provision for income taxes in Nine Months 2023 and Nine Months 2022 were a $0.9 million and $2.0 million discrete tax expense related to stock compensation that vested during the respective periods. We estimate our 2023 annual effective tax rate to be in the range of approximately 27% to 30%, exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates, net of Income Tax Provision	$3,121	0.2%	$3,786	0.2%	$(665)	(17.6)%

Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates decreased during Nine Months 2023 compared to Nine Months 2022 primarily due to less favorable performance by GEOAmey and SACS.

Financial Condition

Capital Requirements

Our current cash requirements consist of amounts needed for working capital, debt service, supply purchases, research and development costs related to new electronic monitoring products, investments in joint ventures, and capital expenditures related to either the development of new secure, processing and reentry facilities, or the maintenance of existing facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. Additional capital needs may also arise in the future with respect to possible acquisitions, other corporate transactions or other corporate purposes.

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing active capital projects will be approximately $57.8 million of which $43.0 million was spent through September 30, 2023. We estimate that the remaining capital requirements related to these capital projects will be $14.8 million which will be spent through the remainder of 2023.

We plan to fund all of our capital needs, including capital expenditures, from cash on hand, cash from operations, borrowings under our Exchange Credit Agreement and any other financings which our management and Board, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under our Exchange Credit Agreement. Our management believes that our financial resources and sources of liquidity will allow us to manage our business, financial condition, results of operations and cash flows. We completed our annual budgeting process, and for 2023, we will continue to strategically manage our capital expenditures to maintain both short and long term financial objectives. Additionally, we may from time to time pursue transactions for the potential sale of additional assets and businesses and/or other strategic transactions. Our management believes that cash on hand, cash flows from operations and availability under our Exchange Credit Agreement will be adequate to support our capital requirements for 2023 as disclosed under “Capital Requirements” above and the next twelve months.

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

We consider opportunities for future business and/or asset acquisitions or dispositions as we deem appropriate when market conditions present opportunities. If we are successful in our pursuit of any new projects, our cash on hand, cash flows from operations and borrowings under the new Exchange Credit Agreement may not provide sufficient liquidity to meet our capital needs and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the New Registered Notes, the indenture governing the New Private Notes, the indenture governing the 5.875% Senior Notes due 2024, the indenture governing the 6.00% Senior Notes due 2026, the indenture governing our Convertible Notes and our Exchange Credit Agreement. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse effect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we were in compliance with our debt covenants as of September 30, 2023 and we expect to continue to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

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

Summarized statement of operations (in thousands):

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net operating revenues	$1,652,780	$1,602,182
Income from operations	254,779	280,776
Net income	65,343	105,331
Net income attributable to The GEO Group, Inc.	65,343	105,331

Summarized balance sheets (in thousands):

	September 30, 2023	December 31, 2022
Current assets	$462,402	$492,080
Noncurrent assets (a)	3,031,037	3,059,195
Current liabilities	329,064	370,177
Noncurrent liabilities (b)	2,059,542	2,163,004

(a) Includes amounts due from non-guarantor subsidiaries of $32.4 million and $32.6 million as of September 30, 2023 and December 31, 2022, respectively.

(b) Includes amounts due to non-guarantor subsidiaries of $8.2 million and $8.9 million as of September 30, 2023 and December 31, 2022, respectively.

Off-Balance Sheet Arrangements

Except as discussed in the notes to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements.

Cash Flow

Cash, cash equivalents and restricted cash and cash equivalents as of September 30, 2023 was $206.2 million compared to $121.4 million as of September 30, 2022.

Operating Activities

Net cash provided by operating activities amounted to $232.7 million for the nine months ended September 30, 2023 versus net cash provided by operating activities of $227.6 million for the nine months ended September 30, 2022. Cash provided by operating activities during the nine months ended September 30, 2023 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, loss on sale/disposal of property and equipment, loss on extinguishment of debt, amortization of debt issuance costs, discount and/or premium and other non-cash interest, dividends received from unconsolidated joint ventures and stock-based compensation expense. Equity in earnings of affiliates, net of tax and gain on asset divestitures negatively impacted cash. Accounts receivable, prepaid expenses and other assets decreased in total by $45.1 million, representing a positive impact on cash. The decrease was primarily driven by the favorable timing of billings and collections. Accounts payable, accrued expenses and other liabilities decreased by $9.7 million which negatively impacted cash. The decrease was primarily driven by the timing of payments.

Net cash provided by operating activities for the nine months ended September 30, 2022 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, discount and/or premium and other non-cash interest, dividends received from unconsolidated joint ventures and stock-based compensation expense. Equity in earnings of affiliates, net of tax, gain on sale/disposal of property and equipment and gain on asset divestitures negatively impacted cash. Changes in accounts receivable, prepaid expenses and other assets increased in total by $34.4 million, representing a negative impact on cash. The increase was primarily driven by the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $9.0 million which positively impacted cash. The increase was primarily driven by the timing of payments.

Investing Activities

Net cash used in investing activities of $38.4 million during the nine months ended September 30, 2023 was primarily the result of capital expenditures of $53.6 million and changes in restricted investments of $2.6 million, partially offset by proceeds from sale of real estate and other assets of $15.1 million and proceeds from sale of property and equipment of $2.7 million. Net cash provided by investing activities of $23.7 million during the nine months ended September 30, 2022 was primarily the result of capital expenditures of $72.2 million, changes in restricted investments of $5.5 million, partially offset by proceeds from sale of real estate and other assets of $99.8 million.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2023 was approximately $128.8 million compared to net cash used in financing activities of $670.1 million during the nine months ended September 30, 2022. Net cash used in financing activities during the nine months ended September 30, 2023 was primarily the result of payments on long-term debt of $131.4 million and taxes paid related to net share settlement of equity awards of $3.4 million partially offset by proceeds from sale of treasury shares of $5.8 million. Net cash provided by financing activities during the nine months ended September 30, 2022 was primarily the result of payments on long-term debt of $676.1 million, proceeds from long-term debt of $50.0 million, debt issuance costs of $41.5 million and payments on non-recourse debt of $1.3 million.

Non-GAAP Measures

EBITDA is defined as net income adjusted by adding provisions for income tax, interest expense, net of interest income, loss on extinguishment of debt and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for gain on asset divestitures, pre-tax, net loss attributable to non-controlling interests, stock-based compensation expenses, pre-tax, transaction related expenses, pre-tax, other non-cash revenue and expenses, pre-tax, and certain other adjustments as defined from time to time.

Given the nature of our business as a real estate owner and operator, we believe that EBITDA and Adjusted EBITDA are helpful to investors as measures of our operational performance because they provide an indication of our ability to incur and service debt, to satisfy general operating expenses, to make capital expenditures, and to fund other cash needs or reinvest cash into our business.

We believe that by removing the impact of our asset base (primarily depreciation and amortization) and excluding certain non-cash charges, amounts spent on interest and taxes, and certain other charges that are highly variable from year to year, EBITDA and Adjusted EBITDA provide our investors with performance measures that reflect the impact to operations from trends in occupancy rates, per diem rates and operating costs, providing a perspective not immediately apparent from net income.

The adjustments we make to derive the non-GAAP measures of EBITDA and Adjusted EBITDA exclude items which may cause short-term fluctuations in income from continuing operations and which we do not consider to be the fundamental attributes or primary drivers of our business plan and they do not affect our overall long-term operating performance.

EBITDA and Adjusted EBITDA provide disclosure on the same basis as that used by our management and provide consistency in our financial reporting, facilitate internal and external comparisons of our historical operating performance and our business units and provide continuity to investors for comparability purposes.

Our reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income	$24,503	$38,312	$82,022	$130,164
Add:
Income tax provision *	6,588	11,435	30,617	48,570
Interest expense, net of interest income	54,457	41,426	161,296	95,082
Loss on extinguishment of debt	91	37,487	1,845	37,487
Depreciation and amortization	31,173	32,330	94,787	100,284
EBITDA	$116,812	$160,990	$370,567	$411,587
Add (Subtract):
Gain on asset divestitures, pre-tax	(1,274)	(29,279)	(3,449)	(32,332)
Net loss attributable to noncontrolling interests	16	25	71	119
Stock-based compensation expenses, pre-tax	3,116	3,141	12,052	13,010
Transaction related expenses, pre-tax	—	1,322	—	1,322
Other non-cash revenue & expenses, pre-tax	—	—	(687)	—
Adjusted EBITDA	$118,670	$136,199	$378,554	$393,706
* including income tax provision on equity in earnings of affiliate

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

On January 26, 2021, President Biden signed an executive order directing the United States Attorney General not to renew DOJ contracts with privately operated criminal detention facilities, as consistent with applicable law. Two agencies of the DOJ, the BOP and the USMS, utilized GEO’s support services at the time the executive order was signed. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts. As of September 30, 2023, GEO has three company-owned/company-leased facilities under direct contracts with USMS, which have current contract option periods that expire between September 2025 and September 2028. These facilities combined represented approximately 6% of our revenues for the nine months ended September 30, 2023. As of September 30, 2023, we no longer have any contracts with the BOP for secure correctional facilities.

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

Internationally, we are exploring opportunities in our current markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk. We are pleased to have been awarded a ten-year contract renewal for the continued delivery of secure transportation under our GEOAmey joint venture in the United Kingdom. In January 2023, our Australian subsidiary, GEO Australia, entered into a contract with the Department of Justice and Community Safety in the State of Victoria for the delivery of primary health services across thirteen public prisons. The contract commenced on July 1, 2023 and is expected to generate approximately AUD47.5 million, or $31.8 million based on average exchange rates for the nine months ended September 30, 2023, in incremental annualized revenue for GEO.

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

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related costs represented approximately 66% and 63% of our operating expenses during the nine months ended September 30, 2023 and 2022, respectively. Additional significant operating expenses include food, utilities and medical costs. During the nine months ended September 30, 2023 and 2022, operating expenses totaled approximately 72% and 70%, respectively, of our consolidated revenues. We expect our operating expenses as a percentage of revenues in 2023 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. We also expect that our operating expenses will be impacted by the effect of inflation on costs related to personnel, utilities, insurance, and medical and food, among other operational costs. During 2023, we will incur carrying costs for facilities that are currently vacant.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During each of the nine months ended September 30, 2023 and 2022, general and administrative expenses totaled approximately 8% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenues in 2023 to remain consistent or decrease as a result of cost savings initiatives.

Idle Facilities

We are currently marketing 9,332 vacant beds at six of our U.S. Secure Services and at one of our Reentry Services idle facilities to potential customers. One of our U.S Secure Services idle facilities, the 750-bed Cheyenne Mountain Recovery Center, is currently under a contract that has not yet been activated. The annual net carrying cost of our idle facilities in 2023 is estimated to be $25.6 million, including depreciation expense of $12.5 million. As of September 30, 2023, these eight facilities had a combined net book value of $253.4 million. We currently do not have any firm commitment or agreement in place to activate the idle facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. These idle facilities are included in the U.S. Secure Services and Reentry Services segments. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if the eight remaining idle facilities were to be activated using our U.S. Secure Services and Reentry Services average per diem rates in 2023 (calculated as the U.S. Secure Services and Reentry Services revenue divided by the number of U.S. Secure Services and Reentry Services mandays) and based on the average occupancy rate in our facilities through September 30, 2023, we would expect to receive incremental annualized revenue of approximately $290 million and an annualized increase in earnings per share of approximately $0.28 to $0.33 per share based on our average operating margins.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Exchange Credit Agreement. Payments under the Exchange Credit Agreement are indexed to a variable interest rate. Based on borrowings outstanding under the Exchange Credit Agreement of approximately $982.7 million and approximately $76 million in outstanding letters of credit, as of September 30, 2023, for every one percent increase in the average interest rate applicable to the Exchange Credit Facility, our total annual interest expense would increase by approximately $10 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the Australian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of September 30, 2023, every 10 percent change in historical currency rates would have approximately a $7.6 million effect on our financial position and approximately a $0.9 million impact on our results of operations during the nine months ended September 30, 2023.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting during the quarter ended September 30, 2023.

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

Immigration Detainee Litigation

Civil immigration detainees at the Aurora ICE Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the U.S. District Court for the District of Colorado. The complaint alleges that the Company was in violation of the Colorado Minimum Wages of Workers Act and the Federal Trafficking Victims Protection Act (“TVPA”). The complaint also claims that the Company was unjustly enriched based on the level of payment the detainees received for work performed in a Voluntary Work Program ("VWP") the Company is required to implement at the facility under the terms of its contract with the federal government. On July 6, 2015, the court found that detainees were not employees under the Colorado Minimum Wage Order and dismissed this claim. On February 27, 2017, the court granted the plaintiffs' motion for class certification on the TVPA and unjust enrichment claims. The plaintiffs' class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the court may deem proper. On October 18, 2022, the court issued an order granting plaintiffs’ motion for summary judgment on the Company’s affirmative defenses, denying the Company’s motion for summary judgment, motion to dismiss, and motion for decertification of the class, narrowing the class period for plaintiffs’ TVPA claims, and otherwise ruling against the Company’s motions for relief. All trial dates are currently stayed by court order pending appeal of certain of GEO's defenses to the 10th Circuit Court of Appeal. Oral argument before the 10th Circuit was held on September 18, 2023.

Since the Colorado suit was initially filed, four similar lawsuits have been filed - two in the state of Washington and two in California.

The first of the two state of Washington lawsuits was filed on September 26, 2017, by immigration detainees against the Company in the U.S. District Court for the Western District of Washington. The second lawsuit was filed on September 20, 2017, by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. The plaintiffs claimed that Washington State minimum wage laws should be enforced with respect to detainees who volunteer to participate in a VWP administered by GEO at the Northwest ICE Processing Center (the "Center") as required by the U.S. Department of Homeland Security under the terms of GEO’s contract. The Center houses persons in the custody of federal immigration authorities while the federal government is determining their immigration status. In October 2021, an unfavorable jury verdict and court judgment resulting in a combined $23.2 million judgment entered against the Company in the retrial of the two cases, which judgment amounts were subsequently increased by a further award against the Company of attorney’s fees, costs, and pre-judgment interest in the amount of $12.7 million. Post judgment interest is accruing on these judgments in accordance with Washington law. The trial court has waived the necessity to post a supersedeas bond for the combined judgments and has stayed enforcement of the verdict and judgments while GEO’s appeal to the U.S. Court of Appeals for the Ninth Circuit is pending. Oral argument before the Ninth Circuit was held on October 6, 2022. On March 7, 2023, the Ninth Circuit certified certain state law questions to the Washington Supreme Court. Oral argument before the Washington Supreme Court was held on October 17, 2023.

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

On July 13, 2023, the Company filed a lawsuit in the U.S. District Court for the Western District of Washington against the State of Washington for declaratory and injunctive relief challenging the State of Washington’s newly enacted law – House Bill 1470. House Bill 1470 purports to empower state agencies with new rule making, inspection, investigation, and testing powers over the Northwest ICE Processing Center. House Bill 1470 also creates a statutory regime of civil penalties applicable to private detention facilities for violations of House Bill 1470 detention standards, and purports to create a private right of action for detainees aggrieved by violations of the statute. The Company is currently awaiting a ruling on its complaint from the U.S. District Court for the Western District of Washington.

Other Litigation

The nature of the Company's business also exposes it to various other legal claims or litigation, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by individuals in its care, medical malpractice claims, claims related to deaths in custody, product liability claims, intellectual property infringement claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, indemnification claims by its customers and other third-parties, contractual claims and claims for personal injury or other damages resulting from contact with the Company's facilities, programs, electronic monitoring products, personnel or detainees, including damages arising from the escape of an individual in its care or from a disturbance or riot at a facility. Legal proceedings with respect to our facilities are unpredictable and, where material, can cause adverse effects, such as prompting modification or even termination of the underlying facility management contracts.

Accruals for Legal Proceedings

The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, the results of these claims or proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these claims or proceedings could have a material adverse effect on the Company's financial condition, results of operations or cash flows, including the modification or loss of one ore more facility management contracts, or could result in a material impairment of the Company’s assets. The Company's accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. The Company does not accrue for anticipated legal fees and costs but expenses those items as incurred.

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

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

Shayn P. March, Executive Vice President, Finance and Treasurer, entered into a 10b5-1 trading plan on September 14, 2023 (the “Trading Plan”). The Trading Plan provides for the potential sale of up to 64,000 shares of GEO common stock and will be in effect until the earlier of (i) September 13, 2024 and (ii) the date on which all of the shares have been sold. The Trading Plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and GEO’s policies regarding transactions in GEO securities.

ITEM 6. EXHIBITS.

(A)
Exhibits

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2023, has been formatted in Inline XBRL (included with the Exhibit 101 attachments).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date:	November 8, 2023	/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer
(duly authorized officer and principal financial officer)