Form 10-K
period 2023-12-31
GEO GROUP INC
filed 2024-02-29
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the 122,928,458 voting and non-voting shares of common stock held by non-affiliates of the registrant as of June 30, 2023 (based on the last reported sales price of such stock on the New York Stock Exchange on such date, the last business day of the registrant's quarter ended June 30, 2023 of $7.16 per share) was approximately $0.9 billion.

As of February 20, 2024, the registrant had 126,112,948 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2024 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this report, are incorporated by reference into Part III of this report.

Auditor Firm Id: 248 Auditor Name: Grant Thornton LLP Auditor Location: Miami, Florida, United States of America

PART I

Item 1. Business

As used in this report, the terms “we,” “us,” “our,” “GEO” and the “Company” refer to The GEO Group, Inc., its consolidated subsidiaries and its unconsolidated affiliates, unless otherwise expressly stated or the context otherwise requires.

General

We specialize in the ownership, leasing and management of secure facilities, processing centers and reentry facilities and the provision of community-based services in the United States, Australia and South Africa. We own, lease and operate a broad range of secure facilities including maximum, medium and minimum-security facilities, processing centers, as well as community-based reentry facilities. We develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities. We provide innovative technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based programs. We also provide secure transportation services domestically and in the United Kingdom through our joint venture GEOAmey Ltd. (“GEOAmey”). As of December 31, 2023, our worldwide operations included the management and/or ownership of approximately 81,000 beds at 100 secure and community-based facilities, including idle facilities, and also includes the provision of reentry and electronic monitoring and supervision services for thousands of individuals, including an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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
•
we provide secure transportation services; and
•
our services are provided at facilities which we either own, lease or are owned by our government agency partners.

GEO operated as a real estate investment trust ("REIT") from January 1, 2013 through December 31, 2020. As a REIT, GEO provided services and conducted other business activities through taxable REIT subsidiaries ("TRSs"). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax rates and certain qualification requirements. GEO’s use of TRSs permitted us to engage in certain business activities in which the REIT could not engage directly, so long as those activities were conducted in entities that elected to be treated as TRSs under the Internal Revenue Code of 1986, as amended, and enabled GEO to, among other things, provide correctional services at facilities it owned and at facilities owned by its government partners. A TRS is not subject to the distribution requirements applicable to REITs so it may retain income generated by its operations for reinvestment.

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

Our U.S. Secure Services segment primarily encompasses our U.S.-based public-private partnership secure services business. Our Electronic Monitoring and Supervision Services segment, which conducts its services in the U.S., consists of our electronic monitoring and supervision services. Our Reentry Services segment consists of various community-based and reentry services. Our International Services segment primarily consists of our public-private partnership secure services operations in Australia and South Africa. Financial information about these segments for years 2023, 2022 and 2021 is contained in Note 14 — Business Segments and Geographic Information included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Recent Developments

Transition of Jose Gordo from Chief Executive Officer to Advisor

We announced on November 30, 2023 that following discussions between GEO and its Chief Executive Officer, Jose Gordo, the parties agreed that Mr. Gordo would depart as Chief Executive Officer and as a Board member on mutually agreeable terms and transition to the role of an advisor, effective December 31, 2023 (the “Separation Date”).

Mr. Gordo and GEO entered into a Separation and General Release Agreement, on November 29, 2023 (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, Mr. Gordo will: (i) receive all accrued wages through December 31, 2023, less applicable withholdings; (ii) be eligible to receive a target annual performance award for the year ended December 31, 2023 pursuant to the terms of GEO’s Senior Management Performance Award Plan (the “Performance Award Plan”), if and to the extent earned, at the same time as other senior management employees participating in the Performance Award Plan; and (iii) be entitled to the payment of health insurance premiums under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) for a period ending on the earlier of eighteen (18) months following the Separation Date or the date he is no longer entitled to receive COBRA continuation coverage. Under the terms of the Separation Agreement, Mr. Gordo’s equity award agreements will survive the separation of his employment except that performance shares shall only vest during the 18-month period of the Advisory Agreement. The Separation Agreement also contains a mutual release, cooperation and non-disparagement provisions.

Mr. Gordo and GEO also entered into an Advisory Services Agreement (the “Advisory Agreement”) on November 29, 2023, effective as of January 1, 2024, for a period of eighteen (18) months concluding on June 30, 2025 (the “Advisory Period”). Pursuant to the terms of the Advisory Agreement, Mr. Gordo will be available to give advice and support regarding litigation, client relations, operational issues, growth opportunities, and company financial management and debt restructuring matters and provide any and all other related assistance requested by us for an advisory fee of $40,000 per month for the Advisory Period. We are seeking to continue Mr. Gordo’s services in these specific areas to benefit from his many years of experience in the industry, the deep relationships he has forged inside GEO and with its industry partners, his global operating perspectives, and his specific expertise in a specialized industry. Additionally, Mr. Gordo’s previously-awarded unvested performance shares shall continue to vest as scheduled through June 30, 2025, when and to the extent the Compensation Committee of the Board certifies that the performance goals are actually met. The Advisory Agreement also contains provisions related to confidentiality and conflicts of interest.

Appointment of Brian Evans as Chief Executive Officer

Brian Evans, who has been with GEO for 23 years and served as the Company’s Chief Financial Officer for 14 years, was appointed Chief Executive Officer on November 29, 2023, effective January 1, 2024.

In connection with his appointment, Mr. Evans and GEO entered into an Executive Employment Agreement (the “Evans Employment Agreement”) on December 4, 2023 to provide that Mr. Evans will be employed by us for a three-year term beginning January 1, 2024 (the “Effective Date”). Unless the Evans Employment Agreement is sooner terminated, or not renewed, it will automatically extend upon the end of its initial term for a rolling three-year term. Pursuant to the terms of the Evans Employment Agreement, Mr. Evans will serve as Chief

Executive Officer and report directly to the Executive Chairman. Either Mr. Evans or GEO may terminate Mr. Evan’s employment under the Evans Employment Agreement for any reason upon not less than thirty (30) days written notice.

Under the terms of the Evans Employment Agreement, Mr. Evans will be paid an annual base salary of $1,000,000, subject to the review and potential increase in the sole discretion of the Compensation Committee. Mr. Evans will also be entitled to receive a target annual performance award of 100% of Mr. Evans’ base salary and be entitled to participate in the Amended and Restated The GEO Group, Inc. 2018 Stock Incentive Plan (the “Stock Incentive Plan”).

The Evans Employment Agreement provides that upon the separation of employment by Mr. Evans for good reason, by us without cause or upon the death or disability of Mr. Evans, he will be entitled to receive a separation payment equal to two (2) times the sum of his annual base salary. We will also continue to provide Mr. Evans and any covered dependents with the Executive Benefits as defined in the Evans Employment Agreement for a period of five (5) years after the date of separation. In the event of Mr. Evans’ death within such five (5) year period, we will continue to provide the Executive Benefits to Mr. Evans’ covered dependents, and, if applicable to Mr. Evans’ estate. In addition, the Evans Employment Agreement provides that upon such separation, GEO will transfer all of its interest in any automobile used by Mr. Evans pursuant to its Executive Automobile Policy (the “Executive Automobile Policy”) and pay the balance of any outstanding loans or leases on such automobile so that Mr. Evans owns the automobile outright. In the event such automobile is leased, GEO will pay the residual cost of the lease. Lastly, all of the outstanding and unvested stock options and restricted stock granted to Mr. Evans prior to separation will fully vest immediately upon separation; provided, however that any restricted stock that is subject to performance-based vesting shall only vest when and to the extent the Compensation Committee certifies that the performance goals are actually met, and provided further that Mr. Evans remains in full compliance with the restrictive covenants set forth in the Evans Employment Agreement. Upon a separation of employment by GEO for cause or by Mr. Evans without good reason, Mr. Evans will be entitled to only the amount of compensation that is due through the effective date of the separation.

The Evans Employment Agreement includes a non-competition covenant that runs through the three-year period following the separation of the executive’s employment, and confidentiality and work product provisions.

Appointment of Shayn March as Acting Chief Financial Officer

Shayn March, Executive Vice President, Finance and Treasurer, was appointed Acting Chief Financial Officer on November 29, 2023, effective January 1, 2024. Mr. March, 58, joined the Company as Vice President of Finance and Treasurer in March 2009.

In connection with his appointment as Acting Chief Financial Officer, the Compensation Committee approved an increase in Mr. March’s annual base salary to $450,000, effective January 1, 2024. Otherwise, the terms of Mr. March’s employment continue to be governed by the Executive Employment Agreement that the Company and Mr. March entered into, effective June 22, 2021 (the “March Employment Agreement”). The March Employment Agreement provides that Mr. March will be employed by GEO for a two-year term beginning June 22, 2021. Unless the March Employment Agreement is sooner terminated, or not renewed, it automatically extends for an additional two years after the end of each term. Either Mr. March or GEO may terminate Mr. March’s employment under the March Employment Agreement for any reason upon not less than thirty (30) days written notice. Under the terms of the March Employment Agreement, Mr. March is entitled to receive an annual bonus in accordance with the terms of any plan governing employee bonuses then in effect as established by the Board of Directors.

The March Employment Agreement provides that upon the separation of employment by GEO without cause or upon the death or disability of Mr. March, he will be entitled to receive a separation payment equal to the current annual base salary for the greater of: (i) the remainder of the term or (ii) twelve (12) months. We will also continue to provide Mr. March and any covered dependents with the Employee Benefits as defined in the March Employment Agreement for a period of twelve (12) months after the date of separation. In the event of Mr. March’s death within such twelve (12) month period, we will continue to provide the Employee Benefits to Mr. March’s covered dependents, and, if applicable to Mr. March’s estate. Lastly, all of the outstanding and unvested stock options and restricted stock granted to Mr. March prior to separation will continue to vest for the greater of: (i) the remainder of the term or (ii) twelve (12) months. Upon a separation of employment by GEO for cause or a resignation by Mr. March, Mr. March will be entitled to only the amount of compensation that is due through the effective date of the separation.

The March Employment Agreement includes a non-competition covenant that runs through the two-year period following the separation of the executive’s employment, and confidentiality and work product provisions.

Appointment of Wayne Calabrese as President and Chief Operating Officer

Wayne Calabrese, Senior Vice President and Chief Operating Officer, was appointed President and Chief Operating Officer on November 29, 2023, effective January 1, 2024.

In connection with Mr. Calabrese’s appointment as President and Chief Operating Officer, Mr. Calabrese and GEO entered into an Executive Employment Agreement on December 4, 2023 (the “Calabrese Employment Agreement”), to provide that Mr. Calabrese will be employed by us for a two-year term beginning the Effective Date and ending on December 31, 2025.

Under the terms of the Calabrese Employment Agreement, Mr. Calabrese will be paid an annual base salary of $700,000, subject to the review and recommendation of a potential increase in the sole discretion of the Compensation Committee. Mr. Calabrese will be entitled to receive a target annual performance award of eighty percent (80%) of his base salary and will also be entitled to participate in the Stock Incentive Plan.

The Calabrese Employment Agreement provides that upon a separation of employment by Mr. Calabrese for good reason or by GEO without cause or upon the death or disability of Mr. Calabrese, he will be entitled to a lump sum separation payment equal to Mr. Calabrese’s annual base salary for six (6) months. In addition, the Calabrese Employment Agreement provides that upon such separation, we will transfer all of our interest in any automobile used by Mr. Calabrese pursuant to its Executive Automobile Policy and pay the balance of any outstanding loans or leases on such automobile so that Mr. Calabrese owns the automobile outright. Additionally, all of the outstanding unvested stock options and restricted stock granted to Mr. Calabrese prior to separation will fully vest immediately upon separation; provided however, that any restricted stock that is subject to performance-based vesting shall only vest when and to the extent the Compensation Committee certifies that the performance goals are actually met. Upon a separation of employment by Mr. Calabrese without good reason or by GEO for cause, Mr. Calabrese will be entitled to only the amount of compensation that is due through the effective date of the separation. Except that if Mr. Calabrese’s separation from employment occurs upon the conclusion of his two-year term (or any extension thereof) (the “Full Term Separation Date”), all of the outstanding unvested stock options and restricted stock granted to Mr. Calabrese prior to the Full Term Separation Date will fully vest immediately upon separation; provided however, that any restricted stock that is still subject to performance-based vesting as of the Full Term Separation Date shall only vest when and to the extent the Compensation Committee certifies that the performance goals are actually met, and provided further that Mr. Calabrese remains in full compliance with the restrictive covenants set forth in the Calabrese Employment Agreement. The Calabrese Employment Agreement also provides that Mr. Calabrese is not eligible for retirement benefits under GEO's policy based on his prior employment and retirement, which resulted in Mr. Calabrese taking his retirement benefits at that time.

The Calabrese Employment Agreement includes a non-competition covenant that runs through the three-year period following the executive’s separation from employment, and confidentiality and work product provisions.

Non-Renewal of Term under Executive Chairman Employment Agreement and Transition of Dr. George Zoley from Executive Chairman to Advisor and non-Executive Chairman

In addition, on November 29, 2023, we confirmed that Dr. George Zoley, our Founder and Executive Chairman, will step down as Executive Chairman on June 30, 2026, at the end of his current employment term under his Executive Chairman Employment Agreement. GEO and Dr. Zoley plan on entering into an Advisory Services Agreement prior to June 30, 2026 to reflect Dr. Zoley’s continuing role with GEO as an Advisor beginning on July 1, 2026 while continuing to serve as our non-Executive Chairman of the Board of Directors, subject to shareholder approval.

Contract Developments

On December 18, 2023, we received a new task order from ICE establishing February 19, 2024 as the end of the contract performance period, ten months short of the end of our 1,940-bed company owned Adelanto ICE Processing Center's base contract term. The next day, on December 19th, ICE issued a public statement, saying, in part, that “While no final decision has been made regarding the disposition of the facility, ICE must consider the effect of ongoing litigation that prevents full use of the facility, likelihood of relief from that litigation, the cost associated with maintaining the facility and the operational requirements for effective national detention operations.”

We believe the task order and public statement issued by ICE demonstrate that the government is considering whether to discontinue its use of the facility before the end of the contract’s base term due to the ongoing impact of the outdated COVID-19 related limitations imposed by the federal court over three years ago. As a result, GEO and the three unions representing the Facility’s employees have filed motions to protect GEO’s interests which include annualized revenues and the potential loss of jobs by 350-plus Facility employees. Subsequent to the filing of these motions, ICE extended the task order funding for the Adelanto contract through June 19, 2024.

During the fourth quarter of 2023, in Colorado, we renewed our contract with ICE for the provision of the company-owned 1,532-bed Aurora ICE Processing Center and associated secure support services for a one-year term.

During the fourth quarter of 2023, in California, we renewed our contract with the U.S. Marshals for the provision of secure support services at the government-owned, 512-bed El Centro Detention Facility for a two-year term.

Also during the fourth quarter of 2023, at the state level, we received a two-year renewal of our lease agreement with the State of New Mexico for our company-owned, 600-bed Guadalupe County Correctional Facility, which is managed by the New Mexico Corrections Department.

Additionally, our GEO Reentry Services division renewed five residential reentry center contracts at the state and federal levels during the fourth quarter of 2023.

During the third quarter of 2023, we renewed two direct contracts with the U.S. Marshals Service. One was at our company-owned 1,900-bed Rio Grande Processing Center in Texas for a five-year term, and the second at our company-leased 770-bed Western Region Detention Facility in San Diego for a two-year term.

We also renewed three contracts with ICE during the third quarter of 2023 for respective one-year terms that include our company-owned 700-bed Broward Transitional Center in Florida, our company-owned 1,904-bed South Texas ICE Processing Center, and our company-owned 1,314-bed Montgomery Processing Center in Texas and entered into a new emergency nine month contract to provide air operations support for ICE.

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

On January 9, 2023, we announced that our Australian subsidiary, GEO Australia, had entered into a contract with the Department of Justice and Community Safety in the State of Victoria for delivery of primary health services across thirteen public prisons. The contract commenced on July 1, 2023.

Idle Facilities

In our Secure Services segment, as of December 31, 2023, we are marketing 9,732 vacant beds with a net book value of approximately $251.2 million at seven of our idle facilities to potential customers. In our Reentry Services segment, as of December 31, 2023, we are marketing 1,689 vacant beds with a net book value of approximately $37.2 million at three of our idle facilities to potential customers. The combined annual carrying cost of these idle facilities in 2024 is estimated to be $26.2 million, including depreciation expense of $17.9 million. With the exception of a contract pending due diligence for one of our secure facilities, we currently do not have any firm commitments or agreements in place to activate these facilities but have ongoing contact with several potential customers. Historically, some facilities have been idle for multiple years before they received a new contract award. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if the ten idle facilities in our Secure Services and Reentry Services segments were to be activated using our Secure Services and Reentry Services average per diem rate in 2023 (calculated as revenue divided by the number of mandays) and based on the average occupancy rate in our facilities for 2023, we would expect to receive annual incremental revenue of approximately $350 million and an increase in annual earnings per share of approximately $.28 to $.33 per share based on our average operating margin.

Quality of Operations

We operate each facility in accordance with our company-wide policies and procedures and with the standards and guidelines required under the relevant management contract. For many facilities, the standards and guidelines include those established by the American Correctional Association (“ACA”). The ACA is an independent organization of corrections professionals, which establishes correctional facility standards and guidelines that are generally acknowledged as a benchmark by governmental agencies responsible for correctional facilities. Many of our contracts in the United States require us to seek and maintain ACA accreditation for our facilities. We have sought and received ACA accreditation and re-accreditation for all such facilities. We achieved a median re-accreditation score of 100% as of December

31, 2023. Approximately 93% of our 2023 U.S. Secure Services revenue was derived from ACA accredited facilities for the year ended December 31, 2023. We have been successful in achieving and maintaining accreditation under the National Commission on Correctional Health Care ("NCCHC") in a majority of the facilities that we currently operate. The NCCHC accreditation is a voluntary process which we have used to establish comprehensive health care policies and procedures to meet and adhere to the ACA standards. The NCCHC standards, in most cases, exceed ACA Health Care Standards and we have achieved this accreditation at 21 of our U.S. Secure Services facilities and at one reentry services location. Additionally, B.I. Incorporated ("BI") has achieved a certification for ISO 9001:2008 for the design, production, installation and servicing of products and services produced by the electronic monitoring business units, including electronic home arrest and electronic monitoring technology products and monitoring services, installation services, and automated caseload management services.

Corporate Social Responsibility

In October 2023, we issued our fifth Human Rights and Environmental, Social and Governance (“ESG”) report. The Human Rights and ESG report builds on the important milestone we achieved in 2013 when our Board adopted a Global Human Rights Policy by providing disclosures related to how we inform our employees of our commitment to respecting human rights; the criteria we use to assess human rights performance; and our contract compliance program, remedies to shortcomings in human rights performance, and independent verification of our performance by third party organizations. The Human Rights and ESG report also addresses criteria, based on recognized ESG reporting standards, related to the development of our employees; our efforts to advance environmental sustainability in the construction and operation of our facilities; and our adherence to ethical governance practices throughout our company. The report covers the year ended December 31, 2022 with supporting data from 2020-2022 where possible. The report showcases, among other items, our company wide awareness and training programs, our commitment to a safe and humane environment for everyone in our care, employee diversity, addressing recidivism through our GEO Continuum of Care, our engagement efforts with our stakeholders, oversight and contract compliance, conservation measures and enhanced environmental sustainability efforts.

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

Facility Design, Construction and Finance

We offer governmental agencies consultation and management services relating to the design and construction of new secure facilities and the redesign and renovation of older facilities including facilities we own, lease or manage as well as facilities we do not own, lease or manage. Domestically, as of December 31, 2023, we have provided services for the design and construction of approximately 69 facilities and for the redesign, renovation and expansion of approximately 25 facilities.

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

Competitive Strengths

Long-Term Relationships with High-Quality Government Customers

We have developed long-term relationships with our federal, state and other governmental customers, which we believe enhance our ability to win new contracts and retain existing business. We have provided secure management services to the United States Federal Government for 37 years, the State of California for 35 years, the State of Texas for approximately 36 years, various Australian state government entities for 32 years and the State of Florida for approximately 30 years. These customers accounted for approximately 77% of our consolidated revenues for the fiscal year ended December 31, 2023.

Recurring Revenue with Strong Cash Flow

Our revenue base has historically been derived from our long-term customer relationships. We have historically been able to expand our revenue base by continuing to reinvest our strong operating cash flow into expansionary projects and through strategic acquisitions that provide scale and further enhance our service offerings. Our consolidated revenues have grown to approximately $2.4 billion in 2023. We expect our operating cash flow to be well in excess of our anticipated annual maintenance capital expenditure needs, which would provide us significant flexibility for the repayment of indebtedness.

Sizeable International Business

Our international infrastructure, which leverages our operational excellence in the U.S., allows us to aggressively target foreign opportunities that our U.S. based competitors without overseas operations may have difficulty pursuing. We currently have international operations in Australia, South Africa and the United Kingdom. Our international services business generated approximately $193.9 million of revenues, representing approximately 8% of our consolidated revenues for the year ended December 31, 2023. We believe we are well positioned to continue benefiting from foreign governments’ initiatives to enter into public-private partnerships for secure services.

Experienced, Proven Senior Management Team

Our Executive Chairman and founder, George C. Zoley, Ph.D., has provided senior leadership for our Company for 39 years and has established a track record of growth and profitability. Under his leadership and guidance, our annual consolidated revenues from operations have grown from $207.0 million in 1997 to approximately $2.4 billion in 2023. Dr. Zoley is one of the pioneers of the industry, having developed and opened what we believe to be one of the first public-private partnership secure services facilities in the U.S. in 1986. Our newly appointed Chief Executive Officer, Brian R. Evans has been with our Company for 23 years. Since joining the Company, Mr. Evans has overseen significant financial growth and shareholder value creation. During his tenure at GEO, Mr. Evans has been instrumental in successfully executing the Company’s strategy for three secondary public offerings of equity; the execution of multiple financing transactions; and the successful completion of major business transactions. Our top seven senior executives have an average tenure with our Company of approximately 11 years.

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

Facilities and Day Reporting Centers

The following table summarizes certain information with respect to our U.S. and international secure services facilities and our reentry services facilities. The information in the table includes the facilities that we (or a subsidiary or joint venture of GEO) owned, operated under a management contract, had an agreement to provide services, had an award to manage or was in the process of constructing or expanding during the year ended December 31, 2023:

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Secure Services — Western Region:
Adelanto ICE Processing Center, Adelanto, CA	1,940	ICE	Federal Detention	Minimum/Medium	December 2019	5 years	Two, five year	Owned
Aurora/CE Processing Center Aurora, CO (2)	1,532	ICE / USMS	Federal Detention	All Levels	October 2021	1 year	Four, one-year	Owned
Central Arizona Correctional and Rehabilitation Facility Florence, AZ	1,280	AZ DOC	State Sex Offender Correctional	Minimum/Medium	December 2006	10 years	Two, Five-year	Managed
Central Valley Annex McFarland, CA (2)	700	ICE / USMS	Federal Detention	Medium	December 2019/October 2023	5 years/13 months	Two, Five-year/one-year	Owned
Desert View Annex Adelanto, CA	750	ICE	Federal Detention	Medium	December 2019	5 years	Two, Five-year	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
El Centro Detention Facility, CA	512	USMS	Federal Detention	Medium	December 2019	2 years	Three, Two-year options, plus nine-month	Managed
Florence West Correctional and Rehabilitation Florence, AZ	750	AZ DOC	State Correctional	Minimum	October 2022	5 years	One, Five-year	Managed
Golden State Annex McFarland, CA	700	ICE	Federal Detention	Medium	December 2019	5 years	Two, Five-year	Owned
Guadalupe County Correctional Facility Santa Rosa, NM (3)	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Kingman Correctional and Rehabilitation facility, Kingman, AZ	3,400	AZ DOC	State Correctional Facility	Minimum/Medium	January 2008	10 years	One, five-year plus one, two-year plus one, three year	Managed
Lea County Correctional Facility Hobbs, NM (2)	1,200	NMCD - IGA	Local/State Correctional	Medium	January 1999	Perpetual	None	Owned
McFarland Female Community Reentry Facility McFarland, CA	300	Idle						Owned
Mesa Verde ICE Processing Center Bakersfield, CA	400	ICE	State Correctional	Minimum	December 2019	5 Years	Two, Five year	Owned
Northwest ICE Processing Center Tacoma, WA	1,575	ICE	Federal Detention	All Levels	September 2015	1 Year	Four, One-year plus five-year	Owned
Phoenix West Correctional and Rehabilitation Phoenix, AZ	500	AZ DOC	State DWI Correctional	Minimum	July 2022	5 Years	None	Managed
Western Region Detention Facility San Diego, CA	770	USMS	Federal Detention	Maximum	November 2017	1 Year, 10 Months	One, two-year , plus six-month, plus three-month, plus one fifteen-month, plus one twenty-five month, plus one twenty-three month	Leased

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Secure Services — Central Region:
Big Spring Correctional Facility Big Spring, TX (5)	1,732	Idle						Owned
Flightline Correctional Facility, TX (5)	1,800	Idle						Owned
Brooks County Detention Center, TX (2)	652	USMS - IGA	Local & Federal Detention	Medium	March 2013	Perpetual	None	Owned
Coastal Bend Detention Center, TX (2)	1,176	USMS/Hidalgo County	Local & Federal Detention	Medium	July 2012	Perpetual	None	Owned
Eagle Pass Correctional Facility, Eagle Pass, TX	661	USMS - IGA	Federal Detention	Medium	October 2020	Perpetual	None	Owned
East Hidalgo Detention Center (2)	1,346	USMS - IGA	Local & Federal Detention	Medium	July 2012	Perpetual	None	Owned
Great Plains Correctional Facility Hinton, OK (5)	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Joe Corley Processing Center Conroe, TX (2)	1,517	USMS / ICE	Local Correctional	Medium	July 2008/ September 2018	Perpetual/5 Years	None /Five-year, plus one, 4 and one half month	Owned
Karnes Detention Facility Karnes City, TX (2)	679	USMS - IGA	Local & Federal Detention	All Levels	February 1998	Perpetual	None	Owned
Karnes County Immigration Processing Center, TX (2)	1,328	ICE - IGA	Federal Detention	All Levels	December 2010	5 years	Two, Five-Year	Owned
Kinney County Detention Center, TX (2)	384	USMS - IGA	Local & Federal Detention	Medium	September 2013	Perpetual	None	Managed
Lawton Correctional Facility Lawton, OK	2,682	OK DOC	State Correctional	Medium	July 2023	1 Year	None	Owned
Montgomery Processing Center Conroe, TX	1,314	ICE	Local & Federal Detention	All levels	October 2018	10 months	Nine, One- year	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Rio Grande Processing Center Laredo, TX	1,900	USMS	Federal Detention	Medium	October 2008	5 years	Three, Five-year	Owned
South Texas ICE Processing Center Pearsall, TX	1,904	ICE	Federal Detention	All Levels	August 2020	1 year	Nine, One-year	Owned
Val Verde County Detention Facility Del Rio, TX (2)	1,407	USMS - IGA	Local & Federal Detention	All Levels	January 2001	Perpetual	None	Owned
Secure Services — Eastern Region:
Alexandria Staging Facility Alexandria, LA (2)	400	ICE - IGA	Federal Detention	Minimum/Medium	November 2013	Perpetual	None	Owned
Blackwater River Correctional and Rehabilitation Facility Milton, FL	2,000	FL DMS	State Correctional	Medium/close	October 2010	3 years	Unlimited, Two-year	Managed
Broward Transitional Center Deerfield Beach, FL	700	ICE	Federal Detention	Minimum	September 2021	1 year	Four, One-year	Owned
Central Louisiana ICE Processing Center Jena, LA (2)	1,160	ICE - IGA	Federal Detention	Minimum/Medium	November 2013	Perpetual	None	Owned
D. Ray James Correctional Facility Folkston, GA	1,900	Idle						Owned
Folkston ICE Processing Center (2) Folkston, GA	1,118	ICE - IGA	Federal Detention	Minimum	December 2016	1 year	Four, One-year, plus one, two-month, plus one, five year	Owned
Heritage Trail Correctional Facility Plainfield, IN	1,066	IN DOC	State Correctional	Minimum	March 2011	4 years	One, Four-year, plus one, one year, four months and two days, plus one year, plus five year	Managed

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Lawrenceville Correctional and Rehabilitation Facility Lawrenceville, VA	1,536	VA DOC	State Correctional	Medium	August 2018	5 years	Ten, One-year	Managed
Moshannon Valley Correctional Facility Philipsburg, PA	1,876	ICE-IGA	Federal Correctional	Medium	September 2021	5 year	None	Owned
Moore Haven Correctional and Rehabilitation Facility Moore Haven, FL	985	FL DMS	State Correctional	Minimum/ Medium	July 2021	3 years	Unlimited, Two-year	Managed
New Castle Correctional Facility New Castle, IN	3,196	IN DOC	State Correctional	All Levels	September 2005	4 years	One year, one month and 20 days, Nine year Seven month 14 days, plus one ninety-day, plus one nine-month, Three, five-year	Managed
North Lake Correctional Facility Baldwin, MI	1,800	Idle						Owned
Pine Prairie ICE Processing Center, LA (2)	1,094	ICE-IGA	State Correctional	Medium	June 2015	5 years	One-month, plus fifty nine-months	Owned
Riverbend Correctional and Rehabilitation Facility Milledgeville, GA (5)	1,500	GA DOC	State Correctional	Medium	July 2010	1 year	Forty, One-year	Owned
Rivers Correctional Facility Winton, NC	1,450	Idle						Owned
Robert A. Deyton Detention Facility Lovejoy, GA	768	USMS	Federal Detention	Medium	February 2008	5 years	Three, five-year	Leased
South Bay Correctional and Rehabilitation Facility South Bay, FL	1,948	FL DMS	State Correctional	Medium/Close	July 2009	3 years	Four, Two-year, plus one six-month, plus two, two-year	Managed
South Louisiana ICE Processing Center, LA(2)	1,000	ICE-IGA	State Correctional	Medium	June 2015	5 years	One-month, plus fifty nine-month s	Owned
Secure Services — Australia:
Fulham Correctional Centre & Nalu Challenge Community Victoria, Australia	922	VIC DOJ	State Prison	Minimum/Medium	July 2012	4 years	Nineteen years, Four months	Managed
Junee Correctional Centre New South Wales, Australia	1,279	NSW	State Prison	Minimum/Medium	March 2014	5 years	One, six-year	Managed
Ravenhall Correctional Centre Melbourne, Australia	1,300	VIC DOJ	State Prison	Medium	November 2017	24 years plus 5 months	None	Managed

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Secure Services — South Africa:
Kutama-Sinthumule Correctional Centre Limpopo Province, Republic of South Africa	3,024	RSA DCS	National Prison	Maximum	February 2002	25 years	None	Managed
Reentry Services:
ADAPPT, PA	64	PA DOC	Community Corrections	Community	February 2019	1 year	Four, One-year	Owned
Alabama Therapeutic Education Facility, AL	722	AL DOC	Community Corrections	Community	December 2021	2 years	Three, one-year	Owned
Arapahoe County Residential Center, CO	202	Arapahoe County	Community Corrections	Community	July 2023	1 year	None	Owned
Beaumont Transitional Treatment Center Beaumont, TX	180	TDCJ	Community Corrections	Community	September 2020	2 years	Three, One-year	Owned
Bronx Community reentry Center Bronx, NY	172	BOP	Community Corrections	Community	July 2020	1 year	Nine, One-year	Leased
Casper Reentry Center, WY	342	BOP/Natrona	Community Corrections	Community	January 2022/July 2020	1 year/2 years	Four, one-year/One, two-year, plus one, one-year	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Chester County, PA	142	PA DOC	Community Corrections	Community	February 2019	1 year	Four, One-year	Owned
Cheyenne Mountain Recovery Center, CO	750	Idle						Owned
Coleman Hall, PA	350	Idle						Owned
Community Alternatives of El Paso County, CO	240	El Paso County	Community Corrections	Community	June 2019	1 year	Four, One-year	Owned
Community Alternatives of the Black Hills, SD	68	BOP	Community Corrections	Community	October 2021	1 year	Four, One-year	Owned
Cordova Center Anchorage, AK	296	BOP / AK DOC	Community Corrections	Community	June 2019/July 2019	1 year/1 year	Nine, One-year renewals/Four, One-year	Owned
Delaney Hall, NJ	1,200	Idle						Owned
El Monte Center El Monte, CA	70	BOP	Community Corrections	Community	October 2019	1 year	Nine, One-year	Leased
Grossman Center Leavenworth, KS	136	BOP	Community Corrections	Community	July 2019	1 year	Nine, One-year	Owned
Las Vegas Community Correctional Center Las Vegas, NV	124	BOP	Community Corrections	Community	February 2021	1 year	Four, One-year	Owned
Leidel Comprehensive Sanction Center Houston, TX	190	BOP	Community Corrections	Community	January 2021	1 year	Four, One-year	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Logan Hall, NJ	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Leased
Long Beach Community Reentry Center, CA	112	CDCR	Community Corrections	Community	November 2019	4 years, 8 months,	None	Leased
Marvin Gardens Center Los Angeles, CA	60	BOP	Community Corrections	Community	December 2023	1 year	Four, One year	Leased
Mid Valley House Edinburg, TX	128	BOP	Community Corrections	Community	December 2020	1 year	Nine, One year	Owned
Midtown Center Anchorage, AK	32	AK DOC	Community Corrections	Community Corrections	June 2019	1 year	Four, One year	Owned
New Mexico Mens Recovery Academy, NM	124	NM DOC	Community Corrections	Community Corrections	July 2023	4 years	None	Managed
New Mexico Womens Recovery Academy, NM	60	NM DOC	Community Corrections	Community Corrections	July 2023	4 years	None	Managed
Northstar Center Fairbanks, AK	120	AK DOC	Community Corrections	Community	July 2022	1 year	Three, One year	Leased
Oakland Center Oakland, CA	69	BOP	Community Corrections	Community	February 2020	1 year	Nine, One year	Owned
Parkview Center Anchorage, AK	112	AK DOC	Community Corrections	Community	June 2020	1 year	Three, One year	Owned
Philadelphia Residential Reentry Center	400	BOP	Community Corrections	Community	April 2019	1 year	Four, One year	Owned
Reality House Brownsville, TX	94	BOP	Community Corrections	Community	July 2019	1 year	Four, One year	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Salt Lake City Center Salt Lake City, UT	115	BOP	Community Corrections	Community	June 2019	1 year	Nine, One-year	Owned
Scranton Facility, PA	100	PA DOC	Community Corrections	Community	February 2019	1 year	Four, One-year	Leased
Seaside Center Nome, AK	60	AK DOC	Community Corrections	Community	June 2019	1 year	Four, One-year	Owned
Southeast Texas Transitional Center Houston, TX	500	TDCJ	Community Corrections	Community	September 2020	2 years	Three One-year	Owned
The Harbor, NJ	260	NJ DOC	Community Corrections	Community	July 2022	2 years	None	Leased
Toler Hall, NJ	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Leased
Tully House, NJ	344	NJ DOC	Community Corrections	Community	July 2022	2 years	None	Owned
Taylor Street Center San Francisco, CA	240	BOP / CDCR	Community Corrections	Community	April 2021/July 2022	1 year/3 years	Four, One-year/Two, One-year	Owned
Tampa Residential Reentry Center Tampa, FL	118	BOP	Community Corrections	Community	September 2021	1 year	Four, One-year	Owned
Tundra Center Bethel, AK	85	AK DOC	Community Corrections	Community	June 2019	1 year	Four, One-year	Owned

Abraxas Academy Morgantown, PA	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Abraxas I Marienville, PA	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Abraxas Ohio Shelby, OH	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Hector Garza Center San Antonio, TX	139	Idle						Owned
Southern Peaks Regional Treatment Center Canon City, CO	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Southwood Interventions Chicago, IL	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Woodridge Interventions Woodridge, IL	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned

The following table summarizes certain information with respect to our reentry Day Reporting Centers, which we refer to as DRCs. The information in the table includes the DRCs that we (or a subsidiary or joint venture of GEO) operated under a management contract or had an agreement to provide services as of December 31, 2023:

DRC Location	Number of reporting centers	Type of Customers	Commencement of current contract	Base period	Renewal options	Manage only/ lease
Colorado (4)	3	State, County, Local	Various, 2021 – 2024	1 year	Varies	Lease
California	30	State, County	Various, 2018 – 2026	3 years	One, One-year or Two One-Year	Lease or Manage only
New Jersey	5	State, County	2021	4 years	One, One-year	Lease
Pennsylvania	6	State, County	Various, 2018 – 2025	3 to 5 years	Varies	Lease
Illinois	10	State, County	2018-2023	5 years	One, Five-year	Lease or Manage only
Kansas	1	County	2023	1 year	Four, One-year	Lease
Louisiana	7	State	2021-2022	3 years	None	Lease
Tennessee	15	State	2020	5 years	Five, One-year	Lease
Idaho	7	State	2023	3 years	After base, may be renewed, extended or amended	Lease
Kentucky	1	County	2020	1 year	Four, One-year	Lease

Customer Legend:

Abbreviation	Customer
AL DOC	Alabama Department of Corrections
AK DOC	Alaska Department of Corrections
AZ DOC	Arizona Department of Corrections
BOP	Federal Bureau of Prisons
CDCR	California Department of Corrections & Rehabilitation
FL DMS	Florida Department of Management Services
GA DOC	Georgia Department of Corrections
ICE	U.S. Immigration & Customs Enforcement
IN DOC	Indiana Department of Correction
IGA	Inter-governmental Agreement
NJ DOC	New Jersey Department of Corrections
NM DOC	New Mexico Department of Corrections
NSW	Commissioner of Corrective Services for New South Wales, Australia
OK DOC	Oklahoma Department of Corrections
PA DOC	Pennsylvania Department of Corrections
RSA DCS	Republic of South Africa Department of Correctional Services
TDCJ	Texas Department of Criminal Justice
USMS	United States Marshals Service
VA DOC	Virginia Department of Corrections
VIC DOJ	Department of Justice of the State of Victoria, Australia

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

Aside from our customers’ unilateral right to terminate our facility management contracts with them at any time for any reason, there are two points during the typical lifecycle of a contract which may result in the loss by us of a facility management contract with our customers. We refer to these points as contract “renewals” and contract “re-bids.” Many of our facility management contracts with our government customers have an initial fixed term and subsequent renewal rights for one or more additional periods at the unilateral option of the customer. We count each government customer’s right to renew a particular facility management contract for an additional period as a separate “renewal.” For example, a five-year initial fixed term contract with customer options to renew for five separate additional one-year periods would, if fully exercised, be counted as five separate renewals, with one renewal coming in each of the five years following the initial term. As of December 31, 2023, 30 of our facility management contracts representing approximately 16,000 beds are scheduled to expire on or before December 31, 2024, unless renewed by the customer at its sole option in certain cases, or unless renewed by mutual agreement in other cases. These contracts represented approximately 18% of our consolidated revenues for the year ended December 31, 2023. We undertake substantial efforts to renew our facility management contracts. On January 26, 2021, President Biden signed an executive order directing the United States Attorney General not to renew DOJ contracts with privately operated criminal detention facilities, as consistent with applicable law. Our average historical facility management contract renewal rate prior to President Biden’s executive order was approximately 90%. The executive order has led to several contract non-renewals as previously discussed. We cannot assure you that our customers will in fact exercise their renewal options under existing contracts. In addition, in connection with contract renewals, either we or the contracting government agency have typically requested changes or adjustments to contractual terms. As a result, contract renewals may be made on terms that are more or less favorable to us than those in existence prior to the renewals.

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

As of December 31, 2023, 26 of our facility management contracts may be subject to competitive re-bid in 2024. These contracts in the aggregate represented approximately 9% and approximately $200 million of our 2023 consolidated revenues. The following table sets forth the number of facility management contracts that we currently believe will be subject to competitive re-bid in each of the next five years and thereafter, and the total number of beds relating to those potential competitive re-bid situations during each period:

Year	Re-bid	Total Number of Beds up for Re-bid
2024	26	7,398
2025	18	8,553
2026	14	11,955
2027	10	5,653
2028	8	8,104
Thereafter	18	11,703
Total	94	53,366

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

At December 31, 2023, we had approximately 16,400 full-time employees. Of our full-time employees, approximately 400 were employed at our corporate headquarters and regional offices and approximately 16,000 were employed at facilities and international offices. We employ personnel in positions of management, administrative and clerical, security, educational services, human resource services, health services and general maintenance at our various locations.

Approximately 6,600 and 1,500 employees are covered by collective bargaining agreements in the United States and at international offices, respectively. GEO welcomes the participation of labor unions in our facilities and respects the rights of individual employees to choose whether or not to join labor organizations. We actively participate in the collective bargaining process, negotiate in good faith and maintain excellent working relationships with each of the unions representing our employees. As a result, over the years, GEO has not experienced any significant or major labor actions, such as strikes or work stoppages.

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

Diversity and Inclusion

In all areas of our business, GEO strives to achieve wider racial and ethnic diversity. Across our organization, under-represented minorities of the United States of America – including African Americans, Hispanic and Latino, Asian, Pacific Islander, Native Hawaiian and Native American/Alaskan – account for approximately 68% of our U.S. employees. Minorities comprise 43% of GEO’s corporate workforce, 73% of our facility security staff, and 32% of those serving in management positions as directors or above.

Additionally, women comprise an equal portion of GEO’s U.S. workforce and play a significant role in our leadership and management. Women are also involved at the highest levels of our organization. Of the seven members of GEO’s Board of Directors in 2023, two are women.

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

We currently maintain a general liability policy and excess liability policies with total limits of $75.0 million per occurrence and $95.0 million total general liability annual aggregate limits covering the operations of U.S. Secure Services, Reentry Services and Electronic and Supervision Services. We have an occurrence based insurance program with a specific loss limit of $40.0 million per occurrence and in the aggregate related to medical professional liability claims arising out of correctional healthcare services. We are uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability, cybersecurity liability and automobile liability.

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

Of the insurance policies discussed above, our most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves, which include Florina’s reserves and GEO’s legacy reserves, are undiscounted and were $65.6 million and $79.0 million as of December 31, 2023 and 2022, respectively, and are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially adversely impacted.

International Operations

Our international operations for fiscal years 2023, 2022 and 2021 consisted of the operations of our wholly-owned Australian subsidiary and South African Custodial Management Pty. Limited which we refer to as SACM and our consolidated joint venture in South Africa, which we refer to as SACS. In Australia, our wholly owned subsidiary, GEO Australia, currently manages three facilities. We operate one facility in South Africa through SACM. We also provide secure transportation services through our joint venture GEOAmey. See Item 7 for more discussion related to the results of our international operations. Financial information about our operations in different geographic regions appears in Note-14 Business Segments and Geographic Information in the notes to our audited consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Business Concentration

Except for the major customers noted in the following table, no other single customer made up greater than 10% of our consolidated revenues for these years.

Customer	2023	2022	2021
Various agencies of the U.S. Federal Government:	63%	64%	58%

Concentration of credit risk related to the major customer above for accounts receivable is as follows:

Customer	2023	2022
Various agencies of the U.S Federal Government:	54%	60%

The concentrations above relate primarily to the Company's U.S. Secure Services and its Electronic Monitoring Supervision segments.

In addition, our ISAP contract accounted for 14%, 17% and 8% of our consolidated revenues for the years ended December 31, 2023, 2022 and 2021, respectively.

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
•
Fluctuations in occupancy levels or participation in ISAP could cause a decrease in revenues and profitability.
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

Risks Related to Taxes and our Corporate Tax Structure

•
Our obligations to pay income taxes have increased beginning with our income taxes for the year ended December 31, 2021.
•
We may fail to realize the anticipated benefits of terminating our REIT election and becoming a taxable C Corporation for our fiscal year ended December 31, 2021 or those benefits may take longer to realize than expected.
•
Federal, state and local tax rules can adversely impact our results of operations and financial position.

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
•
Our business operations expose us to various liabilities for which we may not have adequate insurance, including legal claims and proceedings, and may have a material adverse effect on our business, financial condition or results of operations.

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

•
The Company could be negatively affected as a result of the actions of activist or hostile shareholders.
•
A “short squeeze” due to a sudden increase in demand for shares of our common stock that largely exceeds supply has led to, and may continue to lead to, extreme price volatility in shares of our common stock.

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

Various state partners have or may choose in the future to undertake a review of their utilization of public-private partnerships. For example, California enacted legislation aimed at phasing out public-private partnership contracts for the operation of secure facilities within California and facilities outside of the state of California housing state of California inmates. We have public-private partnership contracts in place with ICE and the U.S. Marshals Service relating to facilities located in California. Also, the State of Washington has enacted legislation similar to the California law. Although GEO was able to prevail in legal actions challenging the constitutionality of such laws in California and Washington, these or other states may propose or adopt similar laws in the future.

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

We have a significant amount of indebtedness. Our total consolidated indebtedness as of December 31, 2023 and 2022 was approximately $1.8 billion and $2.0 billion, respectively, excluding finance lease obligations of $1.3 million and $2.0 million, for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, we had $75.8 million and $77.6 million, respectively, outstanding in letters of credit and zero and $30.0 million, respectively, in borrowings outstanding under our revolver. As of December 31, 2023, we had the ability to borrow $189.2 million under our revolver, after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under our senior credit facility with respect to the incurrence of additional indebtedness. At December 31, 2023, we also had approximately AUD 53 million (or $36.1 million based on exchange rates at December 31, 2023) in letters of credit outstanding under our Australian letter of credit facility in connection with certain performance guarantees related to the Ravenhall Prison Project.

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

If we are unable to meet our debt service obligations, we may need to reduce capital expenditures, restructure or refinance our indebtedness, obtain additional equity financing or sell assets. The term loans and revolving credit commitments under our exchange credit agreement mature in March 2027. Our 10.500% Public Second Lien Notes and our 9.500% Private Second Lien Notes mature in June 2028 and December 2028, respectively. Additionally, our outstanding three series of senior notes mature in October 2024 (these notes will be redeemed in March 2024), February 2026 and April 2026. Beginning in 2019, several financial institutions, including some of our lenders under our senior credit facility, announced that they will not be renewing existing agreements or entering into new agreements with companies that operate secure services facilities and centers pursuant to public-private partnerships. We may not continue to have access to the debt and capital markets on a cost-effective basis, or at all. Certain lenders also have publicly disclosed that they will no longer loan money to one of our key competitors. Although we successfully closed on a debt restructuring transaction that resulted in entering into our exchange credit agreement and the issuance of the second lien notes, financial institutions may be unwilling to engage with us in the future and this may restrict our access to the debt and capital markets to support our operations or refinance our indebtedness, including by obtaining debt financing, equity financing or selling assets on satisfactory terms, or at all. This could materially increase the cost of capital and as a result have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to incur additional indebtedness will be restricted by the terms of our exchange credit agreement, and the indentures governing our 10.500% Public Second Lien Notes due 2028, 9.500% Private Second Lien Notes, 6.50% Exchangeable Senior Notes and the 6.00% Senior Notes.

We are incurring significant indebtedness in connection with substantial ongoing capital expenditures. Capital expenditures for existing and future projects may materially strain our liquidity.

We currently have several active projects that we anticipate spending approximately $70 to $80 million on capital expenditures in 2024. Included in these projects are planned expenditures in our Electronic Monitoring and Supervision Services segment related to technology. Of these projects, we estimate that $48 to $52 million are related to facility maintenance costs. We intend to finance these and future projects using our own funds, including cash on hand, cash flow from operations and borrowings under the revolver. In addition to these current estimated capital requirements for 2024, we are currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2024 could materially increase. As of December 31, 2023, we had the ability to borrow $189.2 million under the revolver after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under the senior credit facility. In addition, we have the ability to increase the senior credit facility by an additional $450 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions thereunder. While we believe we currently have adequate borrowing capacity under our senior credit facility to fund our operations and all of our committed capital expenditure projects, we may need additional borrowings or financing from other sources in order to complete potential capital expenditures related to new projects in the future. We cannot assure you that such borrowings or financing will be made available to us on satisfactory terms, or at all. In addition, the large capital commitments that these projects will require over the next 12-18 month period may materially strain our liquidity and our borrowing capacity for other purposes. Capital constraints caused by these projects may also cause us to have to entirely refinance our existing indebtedness or incur more indebtedness. Such financing may have terms less favorable than those we currently have in place, or not be available to us at all. In addition, the concurrent development of these and other large capital projects exposes us to material risks. For example, we may not complete some or all of the projects on time or on budget, which could cause us to absorb any losses associated with any delays.

Despite current indebtedness levels, we may still incur more indebtedness, which could further exacerbate the risks described above.

The terms of the indentures governing the 10.500% Public Second Lien Notes, 9.500% Private Second Lien Notes, 6.50% Exchangeable Senior Notes and the 6.00% Senior Notes, and our exchange credit agreement restricts our ability to incur, but do not prohibit us from incurring, significant additional indebtedness in the future. As of December 31, 2023, we had the ability to borrow an additional $189.2 million under the revolver portion of our exchange credit agreement after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under the senior credit facility. Also, we may refinance all or a portion of our indebtedness, including borrowings under our exchange credit agreement, the 10.500% Public Second Lien Notes, 9.500% Private Second Lien Notes, 6.50% Exchangeable Senior Notes and the 6.00% Senior Notes. The terms of such refinancing may be less restrictive and permit us to incur more indebtedness than we can now. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face related to our significant level of indebtedness could intensify.

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

The covenants in the indentures governing the 10.500% Public Second Lien Notes, 9.500% Private Second Lien Notes, 6.50% Exchangeable Senior Notes, and the 6.00% Senior Notes and the covenants in our Exchange Credit Agreement impose significant operating and financial restrictions which may adversely affect our ability to operate our business.

The indentures governing the 10.500% Public Second Lien Notes, 9.500% Private Second Lien Notes, 6.50% Exchangeable Senior Notes, and the 6.00% Senior Notes and our Exchange Credit Agreement impose significant operating and financial restrictions on us and certain of our subsidiaries, which we refer to as restricted subsidiaries. These restrictions limit our ability to, among other things:

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

Our business may not be able to generate sufficient cash flow from operations or future borrowings may not be available to us under our Exchange Credit Agreement or senior credit facility or otherwise in an amount sufficient to enable us to pay our indebtedness or debt securities, including the 10.500% Public Second Lien Notes, 9.500% Private Second Lien Notes, 6.50% Exchangeable Senior Notes and the 6.00% Senior Notes, or to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. However, we may not be able to complete such refinancing on commercially reasonable terms or at all. If for any reason we are unable to meet our debt service obligations, we would be in default under the terms of the agreements governing our outstanding debt. If such a default were to occur, the lenders under the Exchange Credit Agreement, and holders of the 10.500% Public Second Lien Notes, 9.500% Private Second Lien Notes, 6.50% Exchangeable Senior Notes and the 6.00% Senior Notes could elect to declare all amounts outstanding immediately due and payable, and the lenders would not be obligated to continue to advance funds under the Exchange Credit Agreement or senior credit facility. If the amounts outstanding under the Exchange Credit Agreement, the senior credit facility or other agreements governing our outstanding debt, were accelerated, our assets may not be sufficient to repay in full the money owed to our lenders and holders of the 10.500% Public Second Lien Notes, 9.500% Private Second Lien Notes, 6.50% Exchangeable Senior Notes and the 6.00% Senior Notes and any other debt holders.

Because portions of our senior indebtedness have floating interest rates, an increase in interest rates would adversely affect cash flows.

Borrowings under our Exchange Credit Agreement bear interest at a variable rate using a spread over SOFR. As a result, to the extent our exposure to increases in interest rates is not eliminated through interest rate protection agreements, such increases will result in higher debt service costs which will adversely affect our cash flows. We currently do not have interest rate protection agreements in place to protect against interest rate fluctuations on borrowings under our Exchange Credit Agreement. As of December 31, 2023, we had $906.7 million of indebtedness outstanding under our Exchange Credit Agreement, and a one percent increase in the interest rate applicable to our Exchange Credit Agreement would increase our annual interest expense by approximately $9 million.

We depend on distributions from our subsidiaries to make payments on our indebtedness. These distributions may not be made.

A substantial portion of our business is conducted by our subsidiaries. Therefore, our ability to meet our payment obligations on our indebtedness is substantially dependent on the earnings of certain of our subsidiaries and the payment of funds to us by our subsidiaries as dividends, loans, advances or other payments. Our subsidiaries are separate and distinct legal entities and, unless they expressly guarantee any indebtedness of ours, they are not obligated to make funds available for payment of our indebtedness in the form of loans, distributions or otherwise. Our subsidiaries’ ability to make any such loans, distributions or other payments to us will depend on their earnings, business results, the terms of their existing and any future indebtedness, tax considerations and legal or contractual restrictions to which they may be subject. If our subsidiaries do not make such payments to us, our ability to repay our indebtedness may be materially adversely affected. For the year ended December 31, 2023, our subsidiaries accounted for 57.3% of our consolidated revenues, and as of December 31, 2023, our subsidiaries accounted for 92.5 % of our total assets.

We may not be able to satisfy our repurchase obligations in the event of a change of control or fundamental change because the terms of our indebtedness or lack of funds may prevent us from doing so.

Upon a change of control as specified in the indentures governing the terms of our second lien notes and senior notes, each holder of the 10.500% Public Second Lien Notes, 9.500% Private Second Lien Notes, 6.50% Exchangeable Senior Notes and the 6.00% Senior Notes will have the right to require us to repurchase their notes at 101% of their principal amount, plus accrued and unpaid interest, and liquidated damages, if any, to the date of repurchase. Upon a fundamental change as specified in the indenture governing the terms of the 6.50% Exchangeable Senior Notes, each holder of the 6.50% Exchangeable Senior Notes will have the right to require us to purchase for cash any or all of their notes at a purchase price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest. In addition, upon exchange of the 6.50% Exchangeable Senior Notes, we may be required to make cash payments in respect of the notes being exchanged. The terms of the Exchange Credit Agreement limit our ability to repurchase the notes in the event of a change of control or fundamental change. Any future agreement governing any of our indebtedness may contain similar restrictions and provisions. Accordingly, it is possible that restrictions in the Exchange Credit Agreement and senior credit facility or other indebtedness that may be incurred in the future will not allow the required repurchase of the 10.500% Public Second Lien Notes, 9.500% Second Lien Notes, 6.50% Exchangeable Senior Notes and the 6.00% Senior Notes upon a change of control or fundamental change. Even if such repurchase is permitted by the terms of our then existing indebtedness, we may not have sufficient funds available to satisfy our repurchase obligations. Our failure to purchase any of the second lien notes and senior notes would be a default under the indenture governing such notes, which in turn would trigger a default under the Exchange Credit Agreement and the indentures governing the other second lien notes and senior notes.

The conditional exchange features of the 6.50% Exchangeable Senior Notes, if triggered, may adversely affect our financial condition.

If one of the exchange contingencies of the 6.50% Exchangeable Senior Notes is triggered, holders of the 6.50% Exchangeable Senior Notes will be entitled to exchange the 6.50% Exchangeable Senior Notes at any time during specified periods. If one or more holders elect to exchange their 6.50% Exchangeable Senior Notes, we would be required to settle a portion of or all of our exchange obligation through the payment of cash, which could adversely affect our liquidity and various aspects of our business (including our credit ratings and the trading price of the 6.50% Exchangeable Senior Notes). In addition, even if holders do not elect to exchange their 6.50% Exchangeable Senior Notes , we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 6.50% Exchangeable Senior Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The second lien notes and the related guarantees are effectively subordinated to our and our subsidiary guarantors’ current senior secured indebtedness that is secured by a first-priority lien on the collateral to the extent of the value of the collateral and structurally subordinated to the indebtedness of our subsidiaries that do not guarantee the second lien notes.

The second lien notes and the related guarantees are secured on a second-priority basis by the collateral and therefore will be effectively subordinated to our current secured indebtedness that is secured by first-priority liens on the collateral to the extent of the value of the collateral. Such indebtedness includes the loans and other obligations incurred under the Exchange Credit Agreement, which are secured by first-priority liens on the same collateral that secures the second lien notes. In addition, a portion of the collateral that secures the second lien notes also secures the loans and other obligations under the senior credit facility on a first-priority basis. As such, the second lien notes are effectively subordinated to the loans and other obligations under the senior credit facility to the extent of the value of that portion of the collateral. As of December 31, 2023, the Company and the Initial Guarantors would have had total consolidated indebtedness of approximately $1,782 million, (excluding $75.8 million of existing letters of credit, but including Capital Lease Obligations of $1.3 million and other debt of $39.7 million) primarily consisting of $906.7 million of secured indebtedness under the Exchange Credit Agreement with $189.2 million of additional availability, no secured indebtedness under the senior credit facility, $23.2 million of the 5.875% Senior Notes, $110.9 million of the 6.00% Senior Notes, $230.0 million of the 6.5% Exchangeable Senior Notes, $239.1 million of the 9.500% Private Second Lien Notes, and $286.5 million of the 10.500% Public Second Lien Notes. In addition, the indentures governing the outstanding notes, the Exchange Credit

Agreement and the senior credit facility will allow us and our subsidiary guarantors to incur a significant amount of additional indebtedness, including indebtedness secured by a first-priority lien on the collateral. In the event we or the guarantors become the subject of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding, our assets and the assets of the guarantors securing indebtedness on a first-priority basis could not be used to pay you until after all such first-lien secured claims against us and the guarantors have been fully paid.

In addition, the second lien notes and the related guarantees are structurally subordinated to all existing and future liabilities of our subsidiaries that do not guarantee the second lien notes, including the trade payables of such subsidiaries.

It may be difficult to realize the value of the collateral securing the second lien notes and related guarantees.

No appraisal of the value of the collateral securing the second lien notes and the related guarantees was made in connection with the exchange offers the Company completed in August 2022 and the fair market value of the collateral is subject to fluctuations based on factors that include, among others, market and other economic conditions, including the availability of suitable buyers. By its nature, some or all of the collateral may be illiquid and may have no readily ascertainable market value. We cannot assure you that the fair market value of the collateral as of December 31, 2023, exceeds, or at any other point in time will exceed, the principal amount of the debt secured thereby. The value of the collateral and the guarantees could be impaired in the future as a result of changing economic conditions, our failure to implement our business strategy, competition, liabilities and other future events. Accordingly, there may not be sufficient collateral to pay all or any of the amounts due on the second lien notes or the other debt secured by the collateral, including the obligations under the Exchange Credit Agreement and senior credit facility. Any claim for the difference between the amount, if any, realized by holders of first-priority liens or holders of the second lien notes from the sale of the collateral and the obligations of the Company and guarantors under the second lien notes will rank equally in right of payment with all of our other unsecured unsubordinated indebtedness and other obligations, including trade payables, the 5.875% Senior Notes and the 6.00% Senior Notes. Additionally, in the event that a bankruptcy or insolvency proceeding is commenced by or against us, if the value of the collateral is less than the amount of principal and accrued and unpaid interest on the applicable second lien notes and all other obligations secured by a lien of equal or higher priority to the lien securing the second lien notes, interest may cease to accrue on such second lien notes from and after the date such proceedings are commenced or initiated. Also, any disposition of the collateral during a bankruptcy or insolvency proceeding outside of the ordinary course of our business would require approval from the bankruptcy court (which may not be given under certain circumstances).

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

We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. Of our governmental partners, three federal governmental agencies with correctional and detention responsibilities, the BOP, ICE, and the U.S. Marshals Service, accounted for 62.2% and 63.9% of our total consolidated revenues for the year ended December 31, 2023 and 2022, respectively, through multiple individual contracts, with the BOP accounting for 2.9% and 3.8% of our total consolidated revenues for 2023 and 2022, respectively, ICE accounting for 42.7% and 43.9% of our total consolidated revenues for 2023 and 2022, respectively, and the U.S. Marshals Service accounting for 16.7% and 16.2% of our total consolidated revenues for 2023 and 2022, respectively. However, no individual contract with these clients accounted for more than 10.0% of our total consolidated revenues for 2023 and 2022 except for our ISAP contract that accounted for 14.0% and 17% of our consolidated revenues, respectively. Our ISAP contract may be subject to competitive re-bid in 2025.

As of December 31, 2023, GEO has no company-owned facilities under direct contract with the BOP for secure services. GEO has three company-owned/company leased facilities under direct contracts with USMS, which have current contract option periods that expire between September 2025 and September 2028. These facilities combined represented approximately 6% of our revenues for the year ended December 31, 2023.

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

Fluctuations in occupancy levels or participation in ISAP could cause a decrease in revenues and profitability.

While a substantial portion of our cost structure is generally fixed, most of our revenues are generated under facility management contracts which provide for per diem payments based upon daily occupancy. Several of these contracts provide fixed-price payments that cover a portion, or all of our fixed costs based on a guaranteed minimum level of occupancy regardless of the actual level of occupancy. During the pandemic, we received these fixed-price payments at a number of our facilities where the actual level of occupancy was below the guaranteed minimum level of occupancy and as a result those facilities experienced a greater amount of profitability. If the levels of occupancy at the facilities subject to a guaranteed minimum level of occupancy were to increase, our costs may increase and therefore result in a decreased amount of profitability at these facilities. However, many of our contracts have no fixed-price payments and simply provide for a per diem payment based on actual occupancy. As a result, with respect to our contracts that have no fixed-price payments, we are highly dependent upon the governmental agencies with which we have contracts to utilize our facilities. Under a per diem rate structure, a decrease in our utilization rates could cause a decrease in revenues and profitability. When combined with relatively fixed costs for operating each facility, regardless of the occupancy level, material fluctuations in occupancy levels at one or more of our facilities could have a material adverse effect on our revenues and profitability, and consequently, on our financial condition and/or results of operations. In addition material fluctuations in participation in ISAP could have a material adverse effect on our revenues and profitability, and consequently, on our financial condition and/or results of operations.

State budgetary constraints may have a material adverse impact on us.

Long-running pressure on state budgets had eased in prior years amid widespread economic growth and tax revenue gains that resulted in the first budget surpluses in years for many states. The COVID-19 pandemic adversely impacted the economic expansion and budget surpluses enjoyed by numerous states. Still, some states were in a stronger position than others as they began to experience a public health emergency and their greatest fiscal and economic tests since the Great Recession of 2007-09. As of December 31, 2023, GEO had the following state clients: Florida, Georgia, Virginia, Indiana, Oklahoma, Alabama, New Jersey, New Mexico, Alaska, Arizona, Pennsylvania, Wyoming, California, Idaho, Illinois, Tennessee, Louisiana, Maryland, North Carolina and Texas. If state budgetary conditions deteriorate, our 20 state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts with those customers on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. In addition, budgetary constraints in states that are not our current customers could prevent those states from using public-private partnerships for secure facilities, processing centers or community based service opportunities that we otherwise could have pursued.

From time to time, we may not have a management contract with a client to operate existing beds at a facility or new beds at a facility that we are expanding and we cannot assure you that such a contract will be obtained. Failure to obtain a management contract for these beds will subject us to carrying costs with no corresponding management revenue.

From time to time, we may not have a management contract with a customer to operate existing beds or new beds at facilities that we are currently in the process of renovating and expanding. While we will always strive to work diligently with a number of different customers for the use of these beds, we cannot assure you that a contract for the beds will be secured on a timely basis, or at all. While a facility or new beds at a facility are vacant, we incur carrying costs. In our U.S. Secure Services segment, as of December 31, 2023, we were marketing 9,732 vacant beds with a net book value of approximately $251.2 million at seven of our idle facilities to potential customers. In our Reentry Services segment, as of December 31, 2023, we were marketing 1,689 vacant beds with a net book value of approximately $37.2 million at three of our idle facilities to potential customers. The combined annual carrying cost of these idle facilities in 2024 is estimated to be $26.2 million, including depreciation expense of $17.9 million. Failure to secure a management contract for a facility or expansion project could have a material adverse impact on our financial condition, results of operations and/or cash flows. We review our facilities for impairment whenever events or changes in circumstances indicate the net book value of the facility may not be recoverable. Impairment charges taken on our facilities could require material charges to our results of operations. In addition, in order to secure a management contract for these beds, we may need to incur significant capital expenditures to renovate or further expand the facility to meet potential clients’ needs.

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

As of December 31, 2023, 26 of our facility management contracts may be subject to competitive re-bid in 2024. These contracts in the aggregate represented 9% and approximately $200 million of our 2023 consolidated revenues. We cannot in fact assure you that we will prevail in future re-bid situations or that any competitive re-bids we win will be on terms more favorable to us than those in existence with respect to the applicable expiring contract.

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

Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the contracting governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have a material adverse effect on our cash flow and financial condition, which may make it difficult to satisfy our payment obligations on our indebtedness, including the 10.500% Public Second Lien Notes, 9.500% Private Second Lien Notes, 6.50% Exchangeable Senior Notes, and the 6.00% Senior Notes and the Exchange Credit Agreement, in a timely manner. In addition, as a result of, among other things, recent economic developments caused by the COVID-19 pandemic, domestically, federal, state and local governments have encountered, and may continue to encounter, unusual budgetary constraints. As a result, a number of state and local governments may be under pressure to control additional spending or reduce current levels of spending which could limit or eliminate appropriations for the facilities that we operate. Additionally, as a result of these factors, we may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. Budgetary limitations may also make it more difficult for us to renew our existing contracts on favorable terms or at all. Further, a number of states and foreign governments in which we operate may experience budget constraints for fiscal year 2024. We cannot assure you that these constraints would not result in reductions in per diems, delays in payment for services rendered or unilateral termination of contracts.

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

When we are awarded a contract to manage a facility, we may incur significant start-up and operating expenses, including the cost of constructing the facility, purchasing equipment and staffing the facility, before we receive any payments under the contract. These expenditures could result in a significant reduction in our cash reserves and may make it more difficult for us to meet other cash obligations, including our payment obligations on the 10.500% Public Second Lien Notes, 9.500% Private Second Lien Notes, 6.50% Exchangeable Senior Notes, the 6.00% Senior Notes and the Exchange Credit Agreement. In addition, a contract may be terminated prior to its scheduled expiration and as a result we may not recover these expenditures or realize any return on our investment.

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

For each of the years ended December 31, 2023 and 2022, our international operations accounted for approximately 8% of our consolidated revenues from operations. We face risks associated with our operations outside the United States. These risks include, among others, political and economic instability, exchange rate fluctuations, taxes, duties and the laws or regulations in those foreign jurisdictions in which we operate. In the event that we experience any difficulties arising from our operations in foreign markets, our business, financial condition and results of operations may be materially adversely affected.

We conduct certain of our operations through joint ventures or consortiums, which may lead to disagreements with our joint venture partners or business partners and adversely affect our interest in the joint ventures or consortiums.

We conduct our operations in South Africa through our consolidated joint venture, SACM, and through our 50% owned and unconsolidated joint venture South African Custodial Services Pty. Limited, referred to as SACS. We conduct our escort and related custody services in the United Kingdom through our 50% owned and unconsolidated joint venture in GEOAmey Limited, which we refer to as GEOAmey. We may enter into additional joint ventures in the future. Although we have the majority vote in our consolidated joint venture, SACM, through our ownership of 62.5% of the voting shares, we share equal voting control on all significant matters to come before SACS. We also share equal voting control on all significant matters to come before GEOAmey. These joint venture partners, as well as any future partners, may have interests that are different from ours which may result in conflicting views as to the conduct of the business of the joint venture or consortium. In the event that we have a disagreement with a joint venture partner or consortium business partner as to the resolution of a particular issue to come before the joint venture or consortium, or as to the management or conduct of the business of the joint venture or consortium in general, we may not be able to resolve such disagreement in our favor and such disagreement could have a material adverse effect on our interest in the joint venture or consortium or the business of the joint venture or consortium in general.

The rising cost and increasing difficulty of obtaining adequate levels of surety credit on favorable terms could adversely affect our operating results.

We are often required to post performance bonds issued by a surety company as a condition to bidding on or being awarded a facility development contract. Availability and pricing of these surety commitments is subject to general market and industry conditions, among other factors. If we are unable to effectively pass along surety costs to our customers, any increase in surety costs could adversely affect our operating results. In addition, we may not continue to have access to surety credit or be able to secure bonds economically, without additional collateral, or at the levels required for any potential facility development or contract bids. If we are unable to obtain adequate levels of surety credit on favorable terms, we would have to rely upon letters of credit under our Exchange Credit Agreement, which would entail higher costs even if such borrowing capacity was available when desired, and our ability to bid for or obtain new contracts could be impaired.

We are dependent upon our senior management and our ability to attract and retain sufficient qualified personnel.

We are dependent upon the continued service of each member of our senior management team, including George C. Zoley, Ph.D., our Executive Chairman, Brian R. Evans, our Chief Executive Officer, Shayn P. March, our Acting Chief Financial Officer, Wayne Calabrese, our President and Chief Operating Officer, James H. Black, our Senior Vice President and President, Secure Services, Matthew Albence, our Senior Vice President, Client Relations and also our other executive officers. The unexpected loss of Dr. Zoley, Mr. Evans, Mr. March or any other key member of our senior management team could materially adversely affect our business, financial condition or results of operations.

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

At December 31, 2023, approximately 49% of our workforce was covered by collective bargaining agreements and, as of such date, collective bargaining agreements with approximately 27% of our employees were set to expire in less than one year. While approximately 49% of our workforce is covered by collective bargaining agreements, increases in organizational activity or any future work stoppages could have a material adverse effect on our business, financial condition, or results of operations.

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

Risks Related to Taxes and our Corporate Tax Structure

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

Federal, state and local tax rules can adversely impact our results of operations and financial position.

We are subject to federal, state and local taxes in the United States, as well as in Australia, Canada, South Africa and the UK. Significant judgment is required in determining the provision for income taxes. We believe our income tax estimates are reasonable, but such estimates assume no changes in current tax rates. In addition, if the Internal Revenue Service or other taxing authority disagrees on a tax position we have taken and upon final adjudication we are required to change such position, we could incur additional tax liability, including interest and penalties. Such costs and expenses could have a material adverse impact on our financial condition, results of operations, and cash flows. Additionally, the taxability of our services is subject to various interpretations within the taxing jurisdictions in which we operate. Consequently, in the ordinary course of business, a jurisdiction may contest our reporting positions with respect to the application of its tax code to our operations. A conflicting position taken by a state or local taxation authority on the taxability of our operations could result in additional tax liabilities and could negatively impact our competitive position in that jurisdiction. If we fail to comply with applicable tax laws and regulations, we could suffer civil or criminal penalties in addition to the delinquent tax assessment. In the taxing jurisdictions where our services have been determined to be subject to tax, the jurisdiction may increase the tax rate assessed on such operations. We seek to pass-through to our customers such tax increases. In the event we are not able to pass-through any portion of the tax increase, our results of operations, financial condition and cash flows could be adversely impacted.

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

Certain segments of our business depend significantly on effective information systems. As with all companies that utilize information technology, we are vulnerable to negative impacts if information is inadvertently interrupted, delayed, compromised or lost. A significant disruption or failure of our information technology systems may have a significant impact on our operations, potentially resulting in service interruptions, security violations, regulatory compliance failures and other operational difficulties. We routinely process, store and transmit large amounts of data for our clients. We continually work to update and maintain effective information systems. Despite the security measures we have in place and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. For example, we disclosed in November 2020 that we had begun the process of notifying current and former employees and would provide additional notifications as required by applicable state and federal law regarding a ransomware attack that impacted a portion of our information technology systems and a limited amount of data that contained personally identifiable information and protected health information. Any security breach or event resulting in the interruption, delay or failure of our services or information systems, or the misappropriation, loss, or other unauthorized disclosure of client data, employee and former employee data or confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business, result in lost business or otherwise adversely affect our results of operations.

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

We have a substantial amount of goodwill and other intangible assets resulting from business acquisitions. As of December 31, 2023, we had $891.1 million of goodwill and other intangible assets. At least annually, or whenever events or changes in circumstances indicate a potential impairment in the carrying value (as defined by Generally Accepted Accounting Principles in the United States of America, or U.S. GAAP), we will evaluate this goodwill for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Estimated fair values could change and/or decline if there are changes in our capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, market capitalization, and the political and regulatory environment. For example, our stock price has experienced volatility and periods of a significant decline over the course of the last several years. A future decline or prolonged decline in the value of our stock price may result in material impairment charges. Impairments of goodwill or other intangible assets could require material non-cash charges to our results of operations.

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

During the third quarter of 2021, the court hearing the previously disclosed shareholder class action filed against GEO and certain of its officers granted in part and denied in part the defendants' motion to dismiss. As set forth more fully in Note 16 – Commitments, Contingencies and Other Matters of the Notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, the parties resolved this matter following mediation for a payment to a settlement class of $3 million paid by the Company’s insurance carrier. Also during the third quarter of 2021, as set forth more fully in Note 16 – Commitments, Contingencies and Other Matters of the Notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, a putative shareholder derivative complaint was filed in state court against GEO and its directors and certain of its officers. These actions are still pending.

During the fourth quarter of 2021, we received an unfavorable jury verdict and combined $23.2 million judgments in the retrial of two cases, State of Washington v. GEO Group and Nwauzor et al. v. GEO Group, in U.S. District Court for the Western District of Washington, which judgment amounts were subsequently increased by a further award against the Company of attorney’s fees, costs, and pre-judgment interest in the amount of $14.4 million. While we strongly disagree with the verdict and judgments in these two cases and have appealed to the U.S. Court of Appeals for the Ninth Circuit, we cannot make any assurances that we will prevail on appeal. At this time, GEO has not recorded an accrual relating to these two cases because a loss, following the appeals process, is not considered probable. If we are required to record an accrual with regard to these cases or other similar cases, that may have a material adverse effect on our business, financial condition or results of operations.

A state non-income tax audit completed in 2016 included tax periods for which the state tax authority had previously processed a substantial tax refund. At the completion of the audit fieldwork, the Company received a notice of audit findings disallowing deductions that were previously claimed by the Company, approved by the state tax authority and served as the basis for the approved refund claim. In early January 2017, the Company received a formal Notice of Assessment of Taxes and Demand for Payment from the taxing authority disallowing the deductions. The total tax, penalty and interest related to the assessment is approximately $21.1 million. The Company appealed the administrative ruling. In February 2024, the Company received notice that the New Mexico Court of Appeals had ruled against its appeal. The Company plans to appeal this ruling to the State Supreme Court by timely filing a Petition for Writ of Certiorari. The Company disagrees with the assessment and intends to take all necessary steps to vigorously defend its position. The Company has established an estimated liability based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of outside counsel in connection with this matter.

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

We have operations, deal with and enter into contracts with governmental or quasi-governmental entities in the United States and in

non-U.S. countries, including Australia, the U.K. and South Africa, and further expansion of our services abroad may involve additional regions. Corruption issues pose a risk in every country and jurisdiction, but in many countries, particularly in countries with developing economies, it may be more common for businesses to engage in practices that are prohibited by the FCPA or other applicable laws and regulations, and our activities in these countries pose a heightened risk of unauthorized payments or offers of payments by one of our employees or third-party business partners, representatives, and agents that could be in violation of various laws including the FCPA. The FCPA, U.K. Bribery Act and other applicable anti-bribery and anti-corruption laws also may hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives, and agents. We and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of our employees or such third parties even if we do not explicitly authorize such activities. The FCPA or other applicable laws and regulations also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions.

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

The consideration of ESG factors in making investment and voting decisions is relatively new, and frameworks and methods used by investors for assessing ESG policies are not fully developed and vary considerably among the investment community. In October 2023, we issued our fifth Human Rights and ESG report. The publication of our fifth annual Human Rights and ESG report highlights our continued commitment to respecting the human rights and improving the lives of those entrusted to our care. This important report includes enhanced disclosures related to our Board oversight of human rights and ESG matters, employee diversity and training programs, corporate governance, and environmental sustainability, including updated metrics and statistics for the calendar year 2022, in accordance with the new Universal Standards of the Global Reporting Initiative (GRI). Our fifth annual ESG report also reinforces our commitment to providing enhanced rehabilitation and post-release support services through our award-winning GEO Continuum of Care® (CoC) program. Additionally, the Company undertook a Human Rights Risk Assessment and Due Diligence process. This process focused on identifying salient human rights and included interviews with and feedback from a diverse group of internal and external GEO stakeholders. The results of this due diligence process have been incorporated into the fourth annual Human Rights and ESG report. We also publish an annual Political Activity and Lobbying Report providing information on political contributions and our lobbying activities, including disclosure relating to political contributions at the corporate and GEO Political Action Committee level, contributions by recipient category of federal candidates, parties and committees and state/local candidates, parties and committees, amounts paid for lobbying activities and information relating to memberships in trade and membership associations, chambers of commerce and other groups where the annual membership fee is in excess of $25,000.

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

Sales or issuances of shares of our common stock, or the perception that such sales or issuances could occur, could adversely affect the price for our common stock. As of December 31, 2023, there were 187,500,000 shares of common stock authorized under our Articles of Incorporation, of which 126,087,401 shares were outstanding. Our Board of Directors may authorize the issuance of additional authorized but unissued shares of our common stock or other authorized but unissued securities of ours at any time, including pursuant to our equity incentive plan and our employee stock purchase plan.

On October 30, 2023, the Company filed an automatic shelf registration statement on Form S-3ASR with the SEC that enables the Company to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, guarantees of debt securities, warrants and units. Each time the Company offers to sell securities under the registration statement, the Company will provide a prospectus supplement that will contain specific information about the terms of that offering and the securities being offered. The shelf registration statement became automatically effective upon filing and is valid for three years.

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

The Company could be negatively affected as a result of the actions of activist or hostile shareholders.

Shareholder activism, which could take many forms and arise in a variety of situations, has been increasing among publicly traded companies. Shareholder activism, including potential proxy contests, requires significant time and attention by management and the Board of Directors, potentially hindering the Company’s ability to execute its strategic plan and negatively affecting the trading value of our common stock. Additionally, shareholder activism could give rise to perceived uncertainties as to the Company’s future direction, adversely affect its relationships with key executives, customers and other business partners, or make it more difficult to attract and retain qualified personnel. Also, the Company may in the future be required to incur significant legal fees and other expenses related to activist shareholder matters. Any of these impacts could materially and adversely affect the Company and operating results.

A “short squeeze” due to a sudden increase in demand for shares of our common stock that largely exceeds supply has led to, and may continue to lead to, extreme price volatility in shares of our common stock.

Investors may purchase shares of our common stock to hedge existing exposure or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our common stock available for purchase on the open market, investors with short exposure may have to pay a premium to repurchase shares of our common stock for delivery to lenders of our common stock. Those repurchases may in turn, dramatically increase the price of shares of our common stock until additional shares of our common stock are available for trading or borrowing. This is often referred to as a “short squeeze.” A large proportion of our common stock has been in the past and may continue to be traded by short sellers which may increase the likelihood that our common stock will be the target of a short squeeze. A short squeeze has led and could continue to lead to volatile price movements in shares of our common stock that are unrelated or disproportionate to our operating performance or prospects and, once investors purchase the shares of our common stock necessary to cover their short positions, the price of our common stock may rapidly decline. Investors that purchase shares of our common stock during a short squeeze may lose a significant portion of their investment.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

As a government contractor, GEO routinely processes, stores, and transmits large amounts of “Personally Identifiable Information”. As such, we understand the criticalness of having a robust cybersecurity program that protects company assets as well as our clients’ data. Our customers, suppliers, service providers, subcontractors, and joint venture partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our operations, performance, and results of operations.

The Board, through its Cybersecurity and Environmental Oversight Committee, oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership, including our Chief Information Security Officer (CISO), quarterly or as needed briefs the Board of Directors on our cybersecurity and information security posture, and the Board of Directors is apprised of cybersecurity incidents deemed to have a moderate or higher business impact, even if immaterial to us.

Our corporate information security organization, led by our CISO, is responsible for our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. Our current CISO has extensive information technology and program management experience and has served many years in our corporate information security organization. In addition, our CISO has a certificate in Cybersecurity Oversight from the Carnegie Mellon University Software Engineering Institute. The corporate information security organization oversees, manages, and continually enhances a robust enterprise security structure with the goal of preventing cybersecurity incidents to the extent feasible, while simultaneously increasing our system resilience to minimize the business impact should an incident occur. Employees outside of our corporate information security organization also have a role in our cybersecurity defenses and they are immersed in a corporate culture that supports information security, which we believe improves our cybersecurity.

The corporate information security organization has implemented a governance structure and processes to assess, identify, manage, and report cybersecurity risks. The underlying controls of the cyber risk management program are based on recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”) and the Center for Internet Security controls. In addition, GEO has robust policies and procedures related to cybersecurity and general IT practices that include but are not limited to encryption standards, antivirus protection, remote access, multifactor authentication, confidential information and the use of the internet, social media, email, and wireless devices. These policies go through an internal review process and are approved by appropriate members of management.

Assessing, identifying, and managing cybersecurity related risks are integrated into our overall enterprise risk management (ERM) process. These initiatives are supported by a Managed Security Service Provider ("MSSP") that provides continuous intelligence and threat assessments, including such risks from cybersecurity threats associated with our use of any third-party service provider. Also, as part of the program, GEO engages third party cybersecurity organizations to perform bi-annual assessments of the environment. Identified cybersecurity related risks are included in the risk universe that the ERM function evaluates to assess top risks to the enterprise on an annual basis. To the extent the ERM process identifies a heightened cybersecurity related risk, risk owners are assigned to develop risk mitigation plans, which are then tracked to completion. The ERM process’s annual risk assessment is presented to the Board.

Notwithstanding the extensive approach we take to prevent cybersecurity breaches, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse financial impact to our business. While GEO maintains cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks. There have been no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect GEO, including its business strategy, results of operations, or financial condition.

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

See the Facilities and Day Reporting Centers listed under Item 1 for a list of the correctional, detention and reentry properties we own or lease in connection with our operations and specifically our U.S. Secure Services segment, our Reentry Services segment and our International Services segment.

Item 3. Legal Proceedings

Shareholder and Derivative Litigation

On July 7, 2020, a putative shareholder class action lawsuit was filed against the Company and its officers George C. Zoley and Brian R. Evans in the U.S. District Court for the Southern District of Florida. On November 18, 2020, the lead plaintiffs, James Michael DeLoach and Edward Oketola, filed a consolidated class action amended complaint against Messrs. Zoley and Evans––as well as then current and former Company officers J. David Donahue and Ann M. Schlarb. On September 23, 2021, the court dismissed all claims against Messrs. Evans and Donahue, and Ms. Schlarb, and dismissed all claims against GEO and Mr. Zoley other than claims related to GEO's disclosures about pending litigation. On October 4, 2021, plaintiffs filed a consolidated class action second amended complaint. The second amended complaint alleged that GEO and Mr. Zoley violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and alleged that Mr. Zoley violated Section 20(a) of the Exchange Act, by making materially false and misleading statements and/or omissions related to pending litigation, and sought relief individually and on behalf of a putative class consisting of all persons and entities––other than the defendants, the officers and directors of the Company, members of their immediate families and their legal representatives, heirs, successors or assigns and any entity in which the defendants have or had a controlling interest––who purchased or otherwise acquired the Company’s securities during the alleged class period from November 9, 2018 to August 5, 2020, inclusive. The second amended complaint sought damages, interest, attorneys’ fees, expert fees, other costs, and such other relief as the court deemed proper. On June 21, 2022, the court dismissed all claims in the second amended complaint other than those related to the Company’s statements about pending lawsuits made prior to July 17, 2019. The parties resolved this matter following mediation for a payment to a settlement class of $3 million paid by the Company's insurance carrier. On November 17, 2023, the court entered a Final Judgment and Order of Dismissal with Prejudice approving the settlement.

After the putative shareholder class action lawsuit was filed, three related putative shareholder derivative actions were also filed. These cases generally allege breaches of fiduciary duties related to the same underlying matters alleged in the class action above. First, on July 1, 2021, a putative shareholder derivative complaint was filed in Palm Beach County, Florida Circuit Court against the Company, as well as current and former Company directors and officers George C. Zoley, Jose Gordo, Brian R. Evans, Ann M. Schlarb, Richard H. Glanton, Anne N. Foreman, Christopher C. Wheeler, Julie M. Wood, Guido van Hauwermeiren, Scott M. Kernan, and Duane Helkowski (collectively, the “State Court Defendants”). Second, on November 12, 2021, a putative shareholder derivative complaint was filed in the U.S. District Court for the Southern District of Florida against the Company, the State Court Defendants, as well as then current and former Company officers David Venturella and J. David Donahue (collectively, the “Derivative Defendants”). Third, on August 24, 2022, a putative stockholder derivative complaint was filed in the U.S. District Court for the Southern District of Florida against the Company and the Derivative Defendants. The state-court complaint alleges breach of fiduciary duty and unjust enrichment claims against the State Court Defendants relating to purported healthcare and quality of care deficiencies, an allegedly inadequate response to the COVID-19 pandemic, alleged forced labor by detainees, and alleged exposure to pending litigation, which purportedly led to damage to GEO. The federal-court complaints make similar allegations of breach of fiduciary duty as to the Derivative Defendants, and also allege that the Derivative Defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and that Mr. Zoley contributed to alleged violations of Sections 10(b) and 21D of the Exchange Act. These cases are currently stayed.

Immigration Detainee Litigation

Civil immigration detainees at the Aurora ICE Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the U.S. District Court for the District of Colorado. The complaint alleges that the Company was in violation of the Colorado Minimum Wage Act ("CMWA") and the Federal Trafficking Victims Protection Act (“TVPA”). The complaint also claims that the Company was unjustly enriched based on the level of payment the detainees received for work performed in a Voluntary Work Program ("VWP") the Company is required to implement at the facility under the terms of its contract with the federal government. On July 6, 2015, the court found that detainees were not employees under the CMWA and dismissed this claim. On February 27, 2017, the court granted the plaintiffs' motion for class certification on the TVPA and unjust enrichment claims. The plaintiffs' class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the court may deem proper. On October 18, 2022, the court issued an order granting plaintiffs’ motion for summary judgment on the Company’s affirmative defenses, denying the Company’s motion for summary judgment, motion to dismiss, and motion for decertification of the class, narrowing the class period for plaintiffs’ TVPA claims, and otherwise ruling against the Company’s motions for relief. All trial dates are currently stayed by court order pending appeal of certain of GEO's defenses to the 10th Circuit Court of Appeal. Oral argument before the 10th Circuit was held on September 18, 2023.

Since the Colorado suit was initially filed, four similar lawsuits have been filed - two in Washington State and two in California.

The first of the two Washington State lawsuits was filed on September 26, 2017, by immigration detainees against the Company in the U.S. District Court for the Western District of Washington. The second lawsuit was filed on September 20, 2017, by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. The plaintiffs claimed that Washington minimum wage laws should be enforced with respect to detainees who volunteer to participate in a VWP administered by GEO at the Northwest ICE Processing Center (the "Center") as required by the U.S. Department of Homeland Security under the terms of GEO’s contract. The Center houses persons in the custody of federal immigration authorities while the federal government is determining their immigration status.

In October 2021, an unfavorable jury verdict and court judgment resulting in a combined $23.2 million judgment entered against the Company in the retrial of the two cases, which judgment amounts were subsequently increased by a further award against the Company of attorney’s fees, costs, and pre-judgment interest in the amount of $14.4 million. Post judgment interest is accruing on these judgments in accordance with Washington law. The trial court has waived the necessity to post a supersedeas bond for the combined judgments and has stayed enforcement of the verdict and judgments while GEO’s appeal to the U.S. Court of Appeals for the Ninth Circuit is pending. Oral argument before the Ninth Circuit was held on October 6, 2022.

On March 7, 2023, the Ninth Circuit certified certain state law questions to the Washington Supreme Court. Oral argument before the Washington Supreme Court was held on October 17, 2023. On December 21, 2023, the Washington Supreme Court issued an opinion answering the questions certified by the Ninth Circuit. Under the Ninth Circuit’s March 7, 2023 order certifying the above questions to the Washington Supreme Court, the Ninth Circuit has resumed control and jurisdiction over the Washington State lawsuits.

On February 21, 2024, the United States Department of Justice filed its Amicus Curiae in Support of GEO, arguing that the Washington judgments should be reversed because the Supremacy Clause precludes application of the Washington Minimum Wage Statute to work programs for federal detainees. In its Brief, the Department of Justice asserts that application of the Washington law independently contravenes intergovernmental immunity because it would make federal detainees subject to provisions that do not apply, and never have applied, to persons in state custody, singling out a contractor with the federal government for obligations Washington does not itself bear. The Department of Justice also contends that the immigration statutory structure approved by Congress does not contemplate a role for states or state law in governing the Voluntary Work Program for federal detainees.

In California, a class-action lawsuit was filed on December 19, 2017, by immigration detainees against the Company in the U.S. District Court Eastern Division of the Central District of California. The California lawsuit alleges violations of the state’s minimum wage laws, violations of the TVPA and California's equivalent state statute, unjust enrichment, unfair competition and retaliation. The California court has certified a class of individuals who have been civilly detained at the Company's Adelanto Facility from December 19, 2014, until the date of final judgment. On March 31, 2022, the court entered a stay until the Ninth Circuit rules on the Washington State lawsuits.

Current and former detainees of the Mesa Verde ICE Processing Center and the Golden State Annex ICE Processing Center filed a class action lawsuit on July 13, 2022, against the Company in the U.S. District Court for the Eastern District of California, Fresno Division. This lawsuit is similar to the cases in Colorado, Washington and California discussed above. The complaint alleges that federal detainees who volunteer to participate in the VWP at GEO’s Mesa Verde and Golden State Annex ICE facilities are employees of GEO and entitled to the state’s minimum wage. Plaintiffs also make claims for unfair competition, unjust enrichment, human trafficking, forced labor, California's Private Attorneys General Act and retaliation. GEO filed both a motion to stay the action pending the Ninth Circuit's decision in the Washington State lawsuits and a motion to dismiss the action in its entirety. On July 10, 2023, the court entered a stay until the Ninth Circuit rules on the Washington State lawsuits.

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

Challenges to State Legislation that Conflict with Federal Contracts

On April 29, 2021, the Company filed a lawsuit in the U.S. District Court for the Western District of Washington against the State of Washington for declaratory and injunctive relief challenging the State of Washington’s newly enacted law – House Bill 1090 – that purports to prohibit the operation of "private detention facilities" in the state, which would prevent the United States from using privately contracted detention facilities to house detainees in the custody of ICE. The court entered a stay of this action pending the final resolution of the AB-32 appeal. On June 22, 2023, the State of Washington filed a stipulation indicating, among other things, that it will not enforce House Bill 1090 against GEO for its operation of the Northwest ICE Processing Center. On November 16, 2023, the court entered a Judgment and dismissed the case.

On July 13, 2023, the Company filed a lawsuit in the U.S. District Court for the Western District of Washington against the State of Washington for declaratory and injunctive relief challenging the State of Washington’s newly enacted law – House Bill 1470. House Bill 1470 purports to empower state agencies with new rule making, inspection, investigation, and testing powers over the Northwest ICE Processing Center. House Bill 1470 also creates a statutory regime of civil penalties applicable to private detention facilities for violations of House Bill 1470 detention standards, and purports to create a private right of action for detainees aggrieved by violations of the statute. The Company is awaiting a ruling on its complaint from the U.S. District Court for the Western District of Washington.

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

Accruals for Legal Proceedings

The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, the results of these claims or proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these claims or proceedings could have a material adverse effect on the Company's financial condition, results of operations or cash flows, including the modification or loss of one or more facility management contracts, or could result in a material impairment of the Company’s assets. The Company's accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. The Company generally does not accrue for anticipated legal fees and costs but expenses those items as incurred.

Other Assessment

A state non-income tax audit completed in 2016 included tax periods for which the state tax authority had previously processed a substantial tax refund. At the completion of the audit fieldwork, the Company received a notice of audit findings disallowing deductions that were previously claimed by the Company, approved by the state tax authority and served as the basis for the approved refund claim. In early January 2017, the Company received a formal Notice of Assessment of Taxes and Demand for Payment from the taxing authority disallowing the deductions. The total tax, penalty and interest related to the assessment is approximately $21.1 million. The Company appealed the administrative ruling. In February 2024, the Company received notice that the New Mexico Court of Appeals had ruled against its appeal. The Company plans to appeal this ruling to the State Supreme Court by timely filing a Petition for Writ of Certiorari. The Company disagrees with the assessment and intends to take all necessary steps to vigorously defend its position. The Company has established an estimated liability based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of outside counsel in connection with this matter.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “GEO.” As of February 21, 2024, we had 492 shareholders of record. Shareholders of record does not include shareholders who own shares held in "street name."

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

Comparison of Five-Year Cumulative Total Return*
The GEO Group, Inc., Russell 2000,

S&P 500 Commercial Services and Supplies Index

and MSCI U.S. REIT Index

(Performance through December 31, 2023)

	The GEO Group, Inc.	Russell 2000	S&P 500 Commercial Services & Supplies	MSCI U.S. REIT Index
December 31, 2018	$100.00	$100.00	$100.00	$100.00
December 31, 2019	$93.20	$123.72	$137.19	$120.94
December 31, 2020	$48.28	$146.44	$167.32	$107.50
December 31, 2021	$43.48	$166.50	$216.00	$149.18
December 31, 2022	$61.44	$130.60	$193.17	$108.40
December 31, 2023	$62.07	$150.31	$230.11	$118.12

Assumes $100 invested on December 31, 2018 in our common stock and the respective Index.

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

This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and are incorporated herein by reference.

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

As of December 31, 2023, our worldwide operations included the management and/or ownership of approximately 81,000 beds at 100 correctional, detention and reentry facilities, including idle facilities, and also included the provision of servicing individuals in a community-based environment on behalf of federal, state and local correctional agencies located throughout the country.

For each of the years ended December 31, 2023 and 2022, we had consolidated revenues of $2.4 billion and we maintained an average company-wide facility occupancy rate of 85.5% including 69,834 active beds and excluding 11,421 idle beds for the year ended December 31, 2023, and 84.6% including 69,418 active beds and excluding 13,061 idle beds for the year ended December 31, 2022.

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

Asset Impairments

The following table summarizes the Company’s idled facilities as of December 31, 2023 and their respective carrying values, excluding equipment and other assets that can be easily transferred to other facilities.

				Secure Services	Reentry Services	Total
		Secure Services	Reentry Services	Net Carrying Value	Net Carrying Value	Net Carrying Value
Facility	Year Idled	Design Capacity	Design Capacity	December 31, 2023	December 31, 2023	December 31, 2023
D. Ray James Correctional Facility	2021	1,900	-	49,743	-	49,743
Northlake Correctional Facility	2022	1,800	-	73,937	-	73,937
Rivers Correctional Facility	2021	1,450	-	36,234	-	36,234
Big Spring Correctional Facility	2021	1,732	-	30,186	-	30,186
Flightline Correctional Facility	2021	1,800	-	33,203	-	33,203
McFarland Female Community Reentry Facility	2020	300	-	10,360	-	10,360
Cheyenne Mountain Recovery Center [1]	2020	750	-	17,566	-	17,566
Hector Garza Center	2020	-	139	-	4,469	4,469
Delaney Hall	2023	-	1,200	-	25,368	25,368
Coleman Hall	2017	-	350	-	7,368	7,368
Total		9,732	1,689	$251,229	$37,205	$288,434

[1] This facility is under a contract that is yet to be activated.

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

We test idle facilities for impairment upon notification that the facilities will no longer be utilized by the customer. If a long-lived asset is part of a group that includes other assets, the unit of accounting for the long-lived asset is its group. Generally, we group assets by facility for the purpose of considering whether any impairment exists. The estimates of recoverability are based on projected undiscounted cash flows associated with actual marketing efforts where available or, in other instances, projected undiscounted cash flows that are comparable to historical cash flows from management contracts achieved in the past at that facility or at similar facilities and probability weighted cash flows. Our probability weighted cash flows include adjustments to projected cash flows compared to the historical cash flows due to current business conditions which impact per diem rates as well as labor and other operating costs, changes related to facility mission due to changes in prospective clients, and changes in projected capacity and occupancy rates. We perform the impairment analysis on an annual basis for each of the idle facilities, or more frequently if needed, and take into consideration updates each quarter for market developments affecting the potential utilization of each of the facilities in order to identify events that may cause the Company to reconsider the most recent assumptions. Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than the terms used in our most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact our ability to house certain types of individuals at such facility. Further, a substantial increase in the number of available beds at other facilities we own, or in the marketplace, could lead to deterioration in market conditions and projected cash flows. Although they are not frequently received, an unsolicited offer to purchase any of our idle facilities, at amounts that are less than their carrying value could also cause us to reconsider the assumptions used in the most recent impairment analysis. We have identified marketing prospects to utilize each of the remaining currently idled facilities and have determined that no current impairment exists. We also received valuations from a third party on certain facilities. However, we can provide no assurance that we will be able to secure management contracts to utilize our idle facilities, or that we will not incur impairment charges in the future. In all cases, the undiscounted cash flows in our analysis as of December 31, 2023, exceeded the carrying amounts of each facility, therefore no impairment charges were recorded.

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

On October 1, 2021, GEO formed a wholly owned captive insurance subsidiary, Florina Insurance Company, Inc. (“Florina”), to enhance our risk financing strategies. Florina is incorporated in the state of Vermont and is licensed and regulated by the state of Vermont, including with respect to its insurance programs, levels of liquidity and other requirements. GEO began procuring insurance policies to cover deductibles for workers’ compensation, general liability, automobile liability, medical professional liability and directors' and officers’ liability as well as procuring insurance policies for its excess liability and excess medical professional liability through Florina effective October 1, 2021. Florina holds cash and investments in order to meet solvency requirements and meet financial obligations as presented, including an investment portfolio of marketable fixed income and equity securities.

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

Of the insurance policies discussed above, our most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves, which include Florina’s reserves and GEO’s legacy reserves and administrative costs for the plans, are undiscounted and were $65.6 million and $79.0 million as of December 31, 2023 and 2022, respectively, and are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially adversely impacted.

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

Under provisions of the qualitative analysis, when testing goodwill for impairment, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a quantitative impairment test to identify goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. We will also perform a quantitative test if it has been several years since the last one. The qualitative factors used by GEO’s management to determine the likelihood that the fair value of the reporting unit is less than the carrying amount include, among other things, a review of overall economic conditions and their current and future impact on our existing business, our financial performance and stock price, industry outlook and market competition. With respect to the qualitative assessments, management determined that, as of October 1, 2023, it was more likely than not that the fair values of the reporting units exceeded their carrying values. We performed a quantitative analysis for our Electronic Monitoring and Supervision Services reporting unit using a third-party valuation firm to determine the estimated fair value of the reporting unit using a discounted cash flow model. A discount rate of 11.5% was utilized to adjust the cash flow forecasts based on management’s estimate of a market participant’s weighted-average cost of capital. Growth rates for sales and profits were determined using inputs from our long-term planning process. We also made estimates for discount rates and other factors based on market conditions, historical experience and other economic factors. Changes in these factors could significantly impact the fair value of the reporting unit. With respect to the Electronic Monitoring and Supervision Services reporting unit that was assessed quantitatively, management determined that the fair value exceeded its carrying amount by a significant amount. A change in one or combination of the assumptions discussed above could have impacted the estimated fair value of the reporting unit. If our expectations of future results and cash flows decrease significantly or other economic conditions deteriorate, goodwill may be further impaired. No impairment charges were recorded for the year ended December 31, 2023, 2022 or 2021.

Other Intangible Assets, Net

We have also recorded other finite and indefinite lived intangible assets as a result of previously completed business combinations. Other acquired finite and indefinite lived intangible assets are recognized separately if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of our intent to do so. Our intangible assets include facility management contracts, trade names and technology. The facility management contracts represent customer relationships in the form of management contracts acquired at the time of each business combination; the value of BI’s and Protocol Criminal Justice, Inc.'s ("Protocol") trade names represent, among other intangible benefits, name recognition to its customers and intellectual property rights; and the acquired technology represented BI’s innovation with respect to its GPS tracking, monitoring, radio frequency monitoring, voice verification monitoring and alcohol compliance systems which became fully amortized as of December 31, 2023. When establishing useful lives, we consider the period and the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up; or, if that pattern cannot be reliably determined, using a straight-line amortization method over a period that may be shorter than the ultimate life of such intangible asset. We also consider the impact of renewal terms when establishing useful lives. We currently amortize our acquired facility management contracts over periods ranging from three to twenty-one years and its acquired technology over seven years to eight years. There is no residual value associated with our finite-lived intangible assets. We review our trade name assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. We do not amortize its indefinite lived intangible assets. We review our indefinite lived intangible assets annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The qualitative factors used by GEO’s management to determine the likelihood that the fair value of the reporting unit is less than the carrying amount include, among other things, a review of overall economic conditions and their current and future impact on our existing business, our financial performance and stock price, industry outlook and market competition. These reviews resulted in no significant impairment to the carrying value of the indefinite lived intangible assets for all periods presented. We record the costs associated with renewal and extension of facility management contracts as expenses in the period they are incurred.

Fair Value Measurements

We define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (“exit price”). We carry certain of our assets and liabilities at fair value, measured on a recurring basis, in the accompanying Consolidated Balance Sheets. We also have certain assets and liabilities which are not carried at fair value in our accompanying Consolidated Balance Sheets and disclose the fair value measurements compared to the carrying values as of each balance sheet date. We establish the fair value of our assets and liabilities using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels which distinguish between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The level in the fair value hierarchy within which the respective fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities. Level 2 inputs are other than quotable market prices included in Level 1 that are observable for the asset or liability either directly or indirectly through corroboration with observable market data. Level 3 inputs are unobservable inputs for the assets or liabilities that reflect management’s own assumptions about the assumptions market participants would use in pricing the asset or liability. We recognize transfers between Levels 1, 2 and 3 as of the actual date of the event or change in circumstances that cause the transfer. We utilized a third-party valuation firm to assist with the estimation of the fair values on the date of issuance for our new debt instruments issued in 2022. The fair value of each new debt instrument on the date of issuance was estimated using a Black-Derman-Toy ("BDT") lattice model which used Level 3 inputs. At December 31, 2023 and 2022, the value was based on observable Level 2 inputs. Refer to Note 9 - Fair Value of Assets and Liabilities and Note 11 - Debt of the notes to the audited consolidated financial statements contained Part II, Item 8 of this Annual Report on Form 10-K.

Recent Accounting Pronouncements

The following accounting standards will be adopted in future periods:

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker ("CODM") and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2024.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2025.

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

2023 versus 2022

Revenues

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$1,518,292	62.9%	$1,437,831	60.5%	$80,461	5.6%
Electronic Monitoring and Supervision Services	425,879	17.6%	496,268	20.9%	(70,389)	(14.2)%
Reentry Services	275,102	11.4%	255,428	10.7%	19,674	7.7%
International Services	193,894	8.1%	187,200	7.9%	6,694	3.6%
Total	$2,413,167	100.1%	$2,376,727	100.0%	$36,440	1.5%

U.S. Secure Services

Revenues for U.S. Secure Services increased by $80.5 million in 2023 compared to 2022 primarily due to aggregate increases of $23.1 million due to the activation of new transportation contracts as well as our lease with the Oklahoma Department of Corrections for our previously idled company-owned Great Plains Correctional Facility which commenced May 1, 2023. In addition, we experienced aggregate net increases in rates and/or per diem amounts in connection with contract modifications, transportation services and increased occupancies of $96.7 million. These increases were partially offset by aggregate decreases of $39.3 million primarily due to the ramp-down/deactivation of our company-owned North Lake Correctional Facility and our managed-only George W. Hill Correctional Facility.

The number of compensated mandays in U.S. Secure Services facilities was approximately 16.7 million in 2023 and 17.5 million in 2022. We experienced an aggregate net decrease of approximately 800,000 mandays as a result of contract terminations, partially offset by contract activations and increases in occupancies discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Secure Services facilities was 85.9% and 87.8% of capacity in 2023 and 2022, respectively, excluding idle facilities.

Electronic Monitoring and Supervision Services

Revenues for Electronic Monitoring and Supervision Services decreased by $70.4 million in 2023 compared to 2022 primarily due to decreases in average participant counts under the Intensive Supervision and Appearance Program ("ISAP").

Reentry Services

Revenues for Reentry Services increased by $19.7 million in 2023 compared to 2022 primarily due to increases of $8.2 million due to new day reporting center contracts. We also experienced a net aggregate increase of $17.8 million primarily related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals. Partially offsetting these increases were decreases of $6.3 million due to contract terminations.

International Services

Revenues for International Services increased by $6.7 million in 2023 compared to 2022 primarily due to a net increase of $16.8 million due to increased populations at our Australian subsidiary and our new health care contract in Australia. Partially offsetting this increase was a decrease due to foreign exchange rate fluctuations of $10.1 million.

Operating Expenses

	2023	% of Segment Revenues	2022	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$1,169,386	77.0%	$1,076,413	74.9%	$92,973	8.6%
Electronic Monitoring and Supervision Services	184,923	43.4%	226,236	45.6%	(41,313)	(18.3)%
Reentry Services	209,779	76.3%	194,089	76.0%	15,690	8.1%
International Services	180,140	92.9%	166,147	88.8%	13,993	8.4%
Total	$1,744,228		$1,662,885		$81,343	4.9%

Operating expenses consist of those expenses incurred in the operation and management of our U.S. Secure Services, Electronic Monitoring and Supervision Services, Reentry Services and International Services segments.

U.S. Secure Services

Operating expenses for U.S. Secure Services increased by $93.0 million in 2023 compared to 2022 primarily due to aggregate net increases in connection with labor and medical costs, transportation services, impact of certain operating tax assessments, increased occupancies and the variable costs associated with those services of $105.5 million. We also experienced an increase of $13.5 million related to new transportation contracts. Partially offsetting these increases were decreases of $26.0 million related to the ramp-down/deactivations of our company-owned North Lake Correctional Facility and our managed-only George W. Hill Correctional Facility. Operating expenses as a percentage of revenue have increased due to increased labor and medical costs and increased variable costs associated with population increases for several of our minimum guarantee contracts.

Electronic Monitoring and Supervision Services

Operating expenses for Electronic Monitoring and Supervision Services decreased by $41.3 million in 2023 compared to 2022 primarily due to decreases in variable costs related to decreases in average participant counts under ISAP. Operating expenses as a percentage of revenues decreased due to favorable cost trends.

Reentry Services

Operating expenses for Reentry Services increased by $15.7 million during 2023 compared to 2022 primarily due to an aggregate net increase of $13.4 million related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals and the associated variable costs. We also experienced an increase of $9.1 million due to the new day reporting center contracts. Partially offsetting these increases was a decrease of $6.8 million due to contract terminations.

International Services

Operating expenses for International Services increased by $14.0 million in 2023 compared to 2022 primarily due to a net increase of approximately $23.6 million primarily due to increases in populations at our Australian subsidiary and expenses associated with our new health care contract in Australia. Partially offsetting this increase was a decrease related to foreign exchange rate fluctuations of $9.6 million.

Depreciation and Amortization

	2023	% of Segment Revenue	2022	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$78,917	5.2%	$80,600	5.6%	$(1,683)	(2.1)%
Electronic Monitoring and Supervision Services	28,053	6.6%	31,838	6.4%	(3,785)	(11.9)%
Reentry Services	16,588	6.0%	18,416	7.2%	(1,828)	(9.9)%
International Services	2,226	1.1%	2,071	1.1%	155	7.5%
Total	$125,784	5.2%	$132,925	5.6%	$(7,141)	(5.4)%

U.S. Secure Services

U.S. Secure Services depreciation and amortization expense decreased in 2023 compared to 2022 primarily due to decreases related to certain assets becoming fully depreciated and/or amortized as well as certain asset dispositions at our company-owned facilities.

Electronic Monitoring and Supervision Services

Depreciation and amortization expense decreased in 2023 compared to 2022 primarily due to certain assets becoming fully depreciated and/or amortized as well as the closing of certain ISAP locations.

Reentry Services

Reentry Services depreciation and amortization expense decreased in 2023 compared to 2022 primarily due to certain asset dispositions at our company-owned centers.

International Services

Depreciation and amortization expense increased slightly in 2023 compared to 2022 primarily due to foreign exchange rate fluctuations.

Other Unallocated Operating Expenses

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$190,766	7.9%	$196,972	8.3%	$(6,206)	(3.2)%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses decreased in 2023 compared to 2022 by $6.2 million primarily due to decreases in professional fees, insurance and other administrative expenses.

Non-Operating Income and Expense

Interest Income and Interest Expense

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$7,792	0.3%	$15,988	0.7%	$(8,196)	(51.3)%
Interest Expense	$218,292	9.0%	$164,550	6.9%	$53,742	32.7%

Interest income decreased in 2023 compared to 2022 primarily due to the effect of foreign exchange rate fluctuations as well as the sale of our contract receivable related to our Ravenhall facility in Australia in September 2022. Refer to Note 16 Commitments, Contingencies and Other Matters of the Notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

On August 19, 2022, we completed an exchange offer to exchange certain of our outstanding 5.125% Senior Notes due 2023, 5.875%

Senior Notes due 2024, 6.00% Senior Notes due 2026 and certain revolving credit loans and term loans under our senior secured credit facility into newly issued Senior Second Lien Secured Notes and a new Exchange Credit Agreement. Interest expense increased in 2023 compared to 2022 primarily due to higher interest rates on the new debt instruments as well as the net amortization of deferred issuance costs and discounts/premiums related to the transaction. Additionally, SOFR/LIBOR rates have increased in 2023 compared to 2022. Refer to Note 11 - Debt of the Notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Loss on Extinguishment of Debt

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$8,532	0.4%	$37,895	1.6%	$(29,363)	(77.5)%

On December 14, 2023, we entered into and closed on the Refinancing Revolving Credit Commitments Amendment to its Credit Agreement dated as of August 19, 2022 (the “Credit Agreement”). The amendment refinanced all of our outstanding revolving credit facility commitments under the Credit Agreement and under GEO’s Third Amended and Restated Credit Agreement, dated as of March 23, 2017, as subsequently amended. We wrote-off approximately $4.2 million in existing deferred loan costs to loss on extinguishment of debt as a result of the transaction. We also made a mandatory quarterly prepayments in 2023 on our Tranche 1 and Tranche 2 loans under our exchange credit agreement. In connection with the prepayments, we wrote off a proportionate amount of related deferred loan costs and discount/premium of approximately $4.3 million.

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

Refer to Note 11- Debt of the Notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Net Gain on Disposition of Assets

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Net Gain on Disposition of Assets	$4,691	0.2%	$32,332	1.4%	$(27,641)	(85.5)%

We experienced a net gain on disposition of assets in 2023 primarily due to the sale of vacant land located in South Dallas County, Texas, vacant land located in Colorado and the sale of our company-owned 900-bed Albert Bo Robinson Assessment and Treatment Center.

During 2022, we sold our equity investment interest in the government-owned Ravenhall Correctional Centre project in Australia for approximately $84 million in gross proceeds, pre-tax to an unrelated third party. As a result of the transaction, we recorded a gain of approximately $29.3 million. Refer to Note 16 - Commitments, Contingencies and Other Matters of the Notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The net gain in 2022 also includes the sale of our Perry County Correctional Facility located in Alabama.

Provision for Income Taxes

	2023	Effective Rate	2022	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$35,399	25.6%	$62,899	27.4%	$(27,500)	(43.7)%

The provision for income taxes in 2023 decreased compared to 2022 along with the effective tax rate. In 2023 and 2022, there was a $3.8 million and $1.4 million net discrete tax benefit, respectively. Included in the provision for income taxes in 2023 and 2022 were a $1.0 million and $2.1 million discrete tax expense related to stock compensation that vested during the respective periods. We estimate our 2024 annual effective tax rate to be in the range of approximately 28% to 30%, exclusive of any discrete items.

Equity in Earnings of Affiliates

	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$4,534	0.2%	$4,771	0.2%	$(237)	(5.0)%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates in 2023 compared to 2022 decreased primarily due to unfavorable performance at SACS.

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

As of December 31, 2023, we were developing a number of contractually committed projects that we estimate will cost approximately $61.3 million, of which $49.0 million was spent through December 31, 2023. We estimate our remaining contractually committed capital requirements to be approximately $12.3 million. These projects are expected to be completed through 2024.

We plan to fund all of our capital needs, including capital expenditures, from cash on hand, cash from operations, borrowings under our

Exchange Credit Agreement and any other financings which our management and Board, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under our Exchange Credit Agreement. We completed our annual budgeting process, and for 2024, we will continue to strategically manage our capital expenditures to maintain both short and long term financial objectives. Additionally, we may from time to time pursue transactions for the potential sale of additional assets and businesses and/or other strategic transactions. Our management believes that cash on hand, cash flows from operations and availability under our Exchange Credit Agreement will be adequate to support our capital requirements for 2024 as disclosed under “Capital Requirements” above.

Liquidity and Capital Resources

Redemption of Senior Notes due 2024

On February 9, 2024, we delivered a notice of redemption for all of the remaining $23.8 million in outstanding aggregate principal amount of our 5.875% Senior Notes due 2024. The redemption will occur on March 11, 2024 (the "Redemption Date"). The redemption price will be equal to $1,000 per $1,000 original principal amount, plus any accrued and unpaid interest up to, but excluding the Redemption Date. In February 2024 we deposited with the trustee the redemption price, using available cash on hand, and the indenture governing the 5.875% Senior Notes due 2024 has been satisfied and discharged.

Refinancing Revolving Credit Commitments Amendment

On December 14, 2023, we entered into and closed on the Refinancing Revolving Credit Commitments Amendment (the “Amendment”) by and among each of GEO and GEO Corrections Holdings, Inc., as the Borrowers, the other loan parties named therein, the lender parties thereto and Alter Domus Products Corp., as administrative agent, to its Credit Agreement dated as of August 19, 2022 (the “Credit Agreement”). The Amendment refinanced all of GEO’s outstanding revolving credit facility commitments under the Credit Agreement and under GEO’s Third Amended and Restated Credit Agreement, dated as of March 23, 2017, as subsequently amended (the “Prior Credit Agreement”).

The Amendment provides for approximately $265 million in refinancing revolving credit commitments maturing on March 23, 2027. Prior to the Amendment, a portion of our revolving credit commitments matured on May 17, 2024, and the balance of our revolving credit commitments matured on March 23, 2027. The Amendment further provides that interest will accrue on outstanding revolving credit loans at a rate with a reference to GEO’s total leverage ratio. Currently, revolving credit loans accruing interest at a SOFR based rate would accrue interest at the term SOFR rate for the applicable period plus 3.00% per annum. All other terms governing the refinancing revolving credit commitments remain substantially consistent with those governing the revolving credit commitments being refinanced.

Exchange Offer

On August 19, 2022, we completed an exchange offer to exchange certain of our outstanding 5.125% Senior Notes due 2023, 5.875%

Senior Notes due 2024, 6.00% Senior Notes due 2026 and certain revolving credit loans and term loans under our senior secured credit facility into newly issued Senior Second Lien Secured Notes and a new Exchange Credit Agreement. As a result of the transactions, we recorded a net loss on extinguishment of debt of approximately $37.9 million and incurred a total of approximately $52.8 million of debt issuance fees which will be amortized over the terms of the respective agreements using the effective interest method. Refer to Note 11 - Debt of the Notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Following the completed exchange offer in August 2022, S&P Global Ratings upgraded our issuer rating to B with a stable outlook. In

September 2022, Moody’s Investors Service upgraded our corporate family rating to B3 with a stable outlook. In October 2023 Moody’s affirmed our B3 rating with a stable outlook. In January 2024 S&P affirmed our B rating with a stable outlook.

As of December 31, 2023, we had no borrowings under our revolver, and approximately $75.8 million in letters of credit which left approximately $189.2 million in additional borrowing capacity under the revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of December 31, 2023 was 12.35%.

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

Subject to certain restrictions on share ownership and transfer, holders may exchange the notes at their option prior to the close of business on the business day immediately preceding November 25, 2025, but only under the following circumstances: (1) during the five consecutive business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the exchange rate for the notes on each such trading day; or (2) upon the occurrence of certain specified corporate events. On or after November 25, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, holders may exchange their notes at any time, regardless of the foregoing circumstances. Upon exchange of a note, we will pay or deliver, as the case may be, cash or a combination of cash and shares of our common stock. As of December 31, 2023, conditions had not been met to exchange the notes.

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

We consider opportunities for future business and/or asset acquisitions or dispositions as we deem appropriate when market conditions present opportunities. If we are successful in our pursuit of any new projects, our cash on hand, cash flows from operations and borrowings under the new Exchange Credit Agreement may not provide sufficient liquidity to meet our capital needs and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indentures governing the second lien notes, the indenture governing the 5.875% Senior Notes due 2024, the indenture governing the 6.00% Senior Notes due 2026, the indenture governing our Convertible Notes and our Exchange Credit Agreement. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse effect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we were in compliance with our debt covenants as of December 31, 2023, and we expect to continue to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

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

Prospectus Supplement

On December 28, 2023, in connection with the shelf registration, we filed with the SEC a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $300 million through sales agents. Sales of shares of our common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, will be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the year ended December 31, 2023.

Australia - Ravenhall

In connection with a design and build project agreement with the State of Victoria, in September 2014, we entered into a syndicated facility agreement (the "Construction Facility") to provide debt financing for construction of the project. The Construction Facility provided for non-recourse funding for the project. In September 2022, we sold our equity investment interest in the project to an unrelated third party. In connection with the sale, the non-recourse debt was transferred to the buyer and is no longer an outstanding obligation of GEO. Refer to Note 16 - Commitments, Contingencies and Other Matters of the Notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Other

We have entered into two identical Notes (as defined below) in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the Notes are through September 1, 2034 and bear interest at SOFR plus 205 basis points and are payable in monthly installments plus interest. We have entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at December 31, 2023 is $0.5 million of deferred loan costs incurred in the transaction. Refer to Note 6 – Derivative Financial Instruments in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Guarantees

The Company has entered into certain guarantees in connection with the design, financing and construction of certain facilities as well as loan, working capital and other obligation guarantees for our subsidiaries in Australia, South Africa and our joint ventures. Refer to Note 11 - Debt in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Executive Retirement Agreement

We have a non-qualified deferred compensation agreement with our Executive Chairmen and former Chief Executive Officer (“former CEO”). The agreement provides for a lump sum payment upon retirement, no sooner than age 55. As of December 31, 2023, our Executive Chairman had reached age 55 and was eligible to receive the payment upon retirement.

GEO and our Executive Chairman and former CEO, entered into on May 27, 2021, and effective July 1, 2021, an Amended and Restated Executive Retirement Agreement which replaced the prior February 26, 2020 agreement discussed below. Pursuant to the terms of the Amended and Restated Executive Retirement Agreement, upon the date that the Executive Chairman ceases to provide services to GEO, we will pay to the Executive Chairman an amount equal to $3,600,000 (the "2021 Grandfathered Payment") which shall be paid in cash. The Grandfathered Payment shall be credited with interest at a rate of 5% compounded quarterly (the “Grandfathered Earnings Account”). Additionally, at the end of each calendar year provided that our Executive Chairman is still providing services to GEO pursuant to the Executive Chairman Employment Agreement, we will credit an amount equal to $1,000,000 at the end of each calendar year (the “Employment Contributions Account”). The Employment Contributions Account will be credited with interest at the rate of 5% compounded quarterly. Upon the date that the Executive Chairman ceases to provide services to GEO, we will pay the Executive Chairman in one lump sum cash payment each of the 2021 Grandfathered Payment, the Grandfathered Earnings Account and the Employment Contributions Account subject to the six-month delay provided in the Amended and Restated Executive Retirement Agreement. As the Executive Chairman’s retirement payment will no longer be settled with a fixed number of shares of GEO’s common stock (as discussed below under the prior agreement), $3,600,000 has been reclassified from equity to other non-current liabilities in 2021. The balance of the Amended and Restated Executive Retirement Agreement was approximately $9.6 million at December 31, 2023 which is fully funded. On November 29, 2023, we confirmed that our Founder and Executive Chairman, will step down as Executive Chairman on June 30, 2026, at the end of his current employment term under his Executive Chairman Employment Agreement. Refer to Note 16 - Commitments, Contingencies and Other Matters in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information. The following table presents the balance due to the Executive Chairman at the end of each of the next two and a half years under the Amended and Restated Executive Retirement Agreement provided that the Executive Chairman is still providing services to GEO under his Executive Chairman Employment Agreement:

Period End	Retirement Obligation
(In thousands)
12/31/2024	$12,617
12/31/2025	$16,336
6/30/2026	$18,010

We have established several trusts for the purpose of paying the retirement benefit pursuant to the Amended and Restated Executive Retirement Agreement. The trusts were revocable “rabbi trusts” and the assets of the trusts are subject to the claims of our creditors in the event of our insolvency.

Guarantor Financial Information

GEO’s 10.500% Public Second Lien Notes, 9.500% Private Second Lien Notes, Convertible Notes, 6.00% Senior Notes due 2026, and

the 5.875% Senior Notes due 2024 are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of our wholly owned domestic subsidiaries (the “Subsidiary Guarantors”).

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

Summarized statement of operations (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net operating revenues	$2,207,117	$2,176,556
Income from operations	330,684	378,691
Net income	81,646	139,570
Net income attributable to The GEO Group, Inc.	81,646	139,570

Summarized balance sheets (in thousands):

	December 31, 2023	December 31, 2022
Current assets	$455,746	$492,080
Noncurrent assets (a)	3,028,140	3,059,195
Current liabilities	354,503	370,177
Noncurrent liabilities (b)	1,997,130	2,163,004
(a)
Includes amounts due from non-guarantor subsidiaries of $50.0 million and $32.6 million as of December 31, 2023 and 2022, respectively.
(b)
Includes amounts due to non-guarantor subsidiaries of $31.5 million and $8.9 million as of December 31, 2023 and 2022, respectively.

Off-Balance Sheet Arrangements

Except as discussed above, and in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we do not have any off-balance sheet arrangements.

We are also exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. See Note 16 – Commitments, Contingencies and Other Matters in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Derivatives

We have entered into two interest rate swap agreements in the aggregate notional amount of $44.3 million to fix the interest rate on certain of our variable rate debt to 4.22%. We have designated these interest rate swaps as hedges against changes in the cash flows of two identical promissory notes (the "Notes") which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. We have determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the Notes and are therefore considered to be effective cash flow hedges. Accordingly, we record the change in fair value of the interest rate swaps as accumulated other comprehensive income (loss), net of applicable taxes. There was no material ineffectiveness for the period presented. We do not expect to enter into any transactions during the next twelve months which would result in reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss). Refer to Note 11 - Debt and Note 6 - Derivative Financial Instruments in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Cash Flow

Cash, cash equivalents, restricted cash and cash equivalents as of December 31, 2023 was $159.9 million, compared to $143.8 million as of December 31, 2022 and was impacted by the following:

Net cash provided by operating activities in 2023 and 2022 was $284.9 million and $296.4 million, respectively. Net cash provided by operating activities in 2023 was positively impacted by non-cash expenses such as depreciation and amortization, deferred tax provision (benefit), amortization of debt issuance costs, discount and/or premium and other non-cash interest, stock-based compensation expense, loss on sale/disposal of property and equipment, loss on extinguishment of debt and dividends received from our unconsolidated joint venture. Equity in earnings of affiliates negatively impacted cash along with a net gain on disposition of assets. Changes in accounts receivable, prepaid expenses and other assets decreased in total by a net of $11.7 million, representing a positive impact on cash. The decrease was primarily driven by the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $8.1 million which positively impacted cash. The increase was primarily due to the timing of payments.

Net cash provided by operating activities in 2022 was positively impacted by non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, discount and/or premium and other non-cash interest, stock-based compensation expense, loss on extinguishment of debt and dividends received from our unconsolidated joint venture. Equity in earnings of affiliates negatively impacted cash along with a net gain on disposition of assets and deferred tax benefit. Changes in accounts receivable, prepaid expenses and other assets increased in total by a net of $53.0 million, representing a negative impact on cash. The increase was primarily driven by the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities increased by $21.8 million which positively impacted cash. The increase was primarily due to the timing of payments.

Additionally, cash provided by operating activities in 2022 was positively impacted by a decrease in contract receivable of $5.3 million. The decrease relates to the timing of payments received and interest accrued, along with the effect of foreign exchange rates, related to the Ravenhall Project. Refer to Note 16 - Commitments, Contingencies and Other Matters included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Net cash used in investing activities of $60.6 million in 2023 was primarily the result of capital expenditures of $73.0 million and changes in restricted investments of $7.2 million, offset by proceeds from sale of real estate and other assets of $19.6 million. Net cash provided by investing activities of $3.0 million in 2022 was primarily the result of capital expenditures of $90.0 million and changes in restricted investments of $8.4 million, offset by proceeds from sale of real estate and other assets of $101.4 million.

Net cash used in financing activities in 2023 reflects payments of $208.4 million on long term debt offset by $5.8 million of proceeds from the sale of treasury shares. We also paid $2.4 million of debt issuance costs in connection with our revolver refinancing and paid $3.4 million for taxes related to net share settlements of equity awards. Refer to Note 11 - Debt included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Net cash used in financing activities in 2022 reflects payments of $680.9 million on long term debt offset by $30.0 million of proceeds from long term debt and payments on non-recourse debt of $5.7 million. We also paid $41.5 million of debt issuance costs in connection with our exchange offering. Refer to Note 11 - Debt included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Inflation

We believe that inflation, in general, did have a negative impact but did not have a material effect on our results of operations during 2023 and 2022. While some of our contracts include provisions for inflationary indexing, inflation could have a substantial adverse effect on our results of operations in the future to the extent that wages and salaries, which represent our largest recurring/fixed expense, increase at a faster rate than the per diem or fixed rates received by us for our management services.

Non-GAAP Measures

EBITDA is defined as net income adjusted by adding provisions for income tax, interest expense, net of interest income and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for gain on asset divestitures, pre-tax, net loss attributable to non-controlling interests, stock-based compensation expenses, pre-tax, litigation costs and settlements, pre-tax, one-time employee restructuring expenses, pre-tax, transaction related expenses, pre-tax, other non-cash revenue and expenses, pre-tax, and certain other adjustments as defined from time to time.

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

Our reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2023 and 2022 is as follows (in thousands):

	December 31, 2023	December 31, 2022
Net income	$107,183	$171,692
Add:
Income tax provision *	36,267	63,639
Interest expense, net of interest income **	219,032	186,457
Depreciation and amortization	125,784	132,925
EBITDA	488,266	554,713
Add (Subtract):
Gain on asset divestitures, pre-tax	(4,691)	(32,332)
Net loss attributable to noncontrolling interests	142	121
Stock based compensation, pre-tax	15,065	16,204
Litigation costs and settlements, pre-tax	8,900	—
One-time employee expenses, pre-tax	814	—
Transaction related expenses, pre-tax	—	1,322
Other non-cash revenue & expenses, pre-tax	(1,319)	—
Adjusted EBITDA	$507,177	$540,028

* Includes income tax provision on equity in earnings of affiliates

** Includes loss on extinguishment of debt

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

On January 26, 2021, President Biden signed an executive order directing the United States Attorney General not to renew DOJ contracts with privately operated criminal detention facilities, as consistent with applicable law. Two agencies of the DOJ, the BOP and the USMS, utilized GEO’s support services at the time the executive order was signed. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts. As of December 31,

2023, GEO has three company-owned/company-leased facilities under direct contracts with USMS, which have current contract option periods that expire between September 2025 and September 2028. These facilities combined represented approximately 6% of our revenues for the year ended December 31, 2023. As of December 31, 2023, we no longer have any contracts with the BOP for secure correctional facilities.

President Biden’s administration or a future administration may implement additional executive orders or directives relating to federal criminal justice policies and/or immigration policies, which may impact the federal government’s use of public-private partnerships with respect to secure correctional and detention facilities and immigration processing centers, including with respect to our contracts, and/or may impact the budget and spending priorities of federal agencies, including the BOP, USMS, and ICE, which is an agency of the U.S. Department of Homeland Security.

Prior to the executive order, we have historically had a relatively high contract renewal rate, however, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.

Internationally, we are exploring opportunities in our current markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk. We are pleased to have been awarded a ten-year contract renewal for the continued delivery of secure transportation under our GEOAmey joint venture in the United Kingdom. In January 2023, our Australian subsidiary, GEO Australia, entered into a contract with the Department of Justice and Community Safety in the State of Victoria for the delivery of primary health services across thirteen public prisons. The contract commenced on July 1, 2023 and is expected to generate approximately AUD47.5 million, or $31.6 million based on average exchange rates for the year ended December 31, 2023, in incremental annualized revenue for GEO.

With respect to our reentry services, electronic monitoring services, and community-based services business, we are currently pursuing a number of business development opportunities. Related to opportunities for community-based reentry services, we are working with our existing federal, state, and local clients to leverage new opportunities for both residential reentry facilities as well as non-residential day reporting centers. With respect to the Department of Homeland Security's ISAP, the number of participants steadily increased throughout 2022, however, since the beginning of 2023, there has been a decline in ISAP participants as a result of recent changes in immigration and budgetary pressures. There are no assurances that there will not be a further decline in ISAP participants in 2024 and beyond. Title 42, which provided for restrictions at the Southwest border under the COVID public health emergency declaration, ended on May 11, 2023. We are focused on delivering high quality services and developing new and innovative technology solutions. To this end, we recently launched VeriWatch, a new wrist-worn GPS tracking device that allows for real-time and discrete monitoring of individuals under community supervision. We continue to expend resources on informing federal, state and local governments about the benefits of public-private partnerships, and we anticipate that there will be new opportunities in the future as those efforts continue to yield results. We believe we are well positioned to capitalize on any suitable opportunities that become available in this area.

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related costs represented approximately 66% and 63% of our operating expenses in 2023 and 2022, respectively. Additional significant operating expenses include food, utilities and inmate medical costs. In 2023 and 2022, operating expenses totaled approximately 72% and 70% of our consolidated revenues, respectively. Our operating expenses as a percentage of revenue in 2024 will be impacted by the opening of any new or existing facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2024, we will incur carrying costs for facilities that were vacant in 2023.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. In both 2023 and 2022, general and administrative expenses totaled approximately 8% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenue in 2024 to remain consistent or decrease as a result of cost savings initiatives.

Idle Facilities

In our Secure Services segment, we are currently marketing 9,732 vacant beds with a net book value of approximately $251.2 million at seven of our idle facilities to potential customers. In our Reentry Services segment, we are currently marketing 1,689 vacant beds with a net book value of approximately $37.2 million at three of our idle facilities to potential customers. The combined annual carrying cost of these idle facilities in 2024 is estimated to be $26.2 million, including depreciation expense of $17.9 million. With the exception of a contract yet to be activated for one of our secure facilities, we currently do not have any firm commitments or agreements in place to activate these facilities but have ongoing contact with several potential customers. Historically, some facilities have been idle for multiple years before they received a new contract award. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if the ten idle facilities in our Secure Services and Reentry Services segments were to be activated using our Secure Services and Reentry Services average per diem rate in 2023 (calculated as revenue divided by the number of mandays) and based on the average occupancy rate in our facilities for 2023, we would expect to receive annual incremental revenue of approximately $350 million and an increase in annual earnings per share of approximately $.28 to $.33 per share based on our average operating margin. Refer to discussion in Item I, Part I – Business under Executive Order and Contract Developments above for discussion of recent developments.

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
•
the covenants in the indentures governing the Convertible Notes, the 6.00% Senior Notes due 2026 and the covenants in the indentures governing the 2028 Registered Notes, the 2028 Private Exchange Notes and the Exchange Credit Agreement impose significant operating and financial restrictions which may adversely affect our ability to operate our business;
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
•
our business operations expose us to various liabilities for which we may not have adequate insurance, including legal claims and proceedings, and may have a material adverse effect on our business, financial condition or results of operations;
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our senior credit facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding as of December 31, 2023 under the Exchange Credit Agreement of $906.7 million, for every one percent increase in the interest rate applicable to the Exchange Credit Agreement, our total annual interest expense would increase by approximately $9.1 million.

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

Foreign Currency Exchange Rate Risk

We are exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. Dollar, the Australian Dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of December 31, 2023 with respect to our international operations, every 10 percent change in historical currency rates would have a $8.4 million effect on our financial position and a $1.3 million impact on our results of operations over the next fiscal year.

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

The consolidated financial statements have been audited by Grant Thornton LLP, independent registered public accountants, whose appointment by our Audit and Finance Committee was ratified by our shareholders. Their report, which is included in this Form 10-K, expresses an opinion as to whether management’s consolidated financial statements present fairly in all material respects, the Company's financial position, results of operations and cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. The effectiveness of our internal control over financial reporting as of December 31, 2023 has also been audited by Grant Thornton LLP, independent registered public accountants, as stated in their report which is included in this Form 10-K. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

Brian R. Evans

Chief Executive Officer

Shayn P. March

Acting Chief Financial Officer

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making its assessment of internal control over financial reporting, management used the criteria set forth in the Internal Control - Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (the "2013 Internal Control - Integrated Framework").

The Company evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, its internal control over financial reporting as of December 31, 2023, based on the 2013 Internal Control — Integrated Framework. Based on this evaluation, the Company’s management concluded that as of December 31, 2023, its internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The GEO Group, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of The GEO Group, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 29, 2024 expressed an unqualified opinion on those financial statements.

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

February 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The GEO Group, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of The Geo Group, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule included under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 29, 2024 expressed an unqualified opinion.

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

Self-Insurance Reserves and Related Expenses

As described further in Note 1 to the consolidated financial statements, the Company self-insures, up to certain policy-specified limits, certain risks related to general and workers’ compensation liability costs. The estimated cost of claims under these self-insurance programs is estimated and accrued as the claims are incurred (although actual settlement of the claims may not be made until future periods) and may subsequently be revised based on developments relating to such claims. We identified self-insurance reserves and related expenses (“self-insurance”) as a critical audit matter, specifically the reserves and related expenses related to the Company’s estimate for unpaid losses and projected ultimate losses.

The principal considerations for our determination that self-insurance reserves and related expenses for unpaid losses and projected ultimate losses is a critical audit matter are that the accrual for self-insurance has higher risk of estimation uncertainty due to the loss development factors, including the frequency and severity of claims, and inherent assumptions in actuarial methods used in determining the required reserves. The estimation uncertainty and complexity of the actuarial methods utilized involved especially subjective auditor judgment and an increased extent of effort, including the need to involve an auditor-engaged actuarial specialist.

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

Evaluation of Certain Idle Facilities for Impairment

The Company has property and equipment, net of approximately $2 billion as of December 31, 2023, which includes approximately $288 million related to 10 idle facilities. As described further in Note 1 to the consolidated financial statements, the Company tests idle facilities for impairment upon notification that the facilities will no longer be utilized by the customer. In addition, the Company performs an impairment analysis for each of the facilities that have remained idle. The estimates of recoverability are based on projected undiscounted cash flows associated with actual marketing efforts, and in some instances, third-party appraisals or, in other instances, projected undiscounted cash flows that are comparable to historical cash flows from management contracts at similar facilities and sensitivity analyses that consider reductions to such cash flows. When the estimated undiscounted cash flows associated with the asset are less than their carrying value, an impairment is recognized as the difference between the carrying value of the asset and its fair value. We identified management’s evaluation of three idle facilities, Rivers Correctional Facility, D.Ray James Correctional Facility and Northlake, for impairment as a critical audit matter.

The principal considerations for our determination that management’s evaluation of the three idle facilities for impairment is a critical audit matter is the higher risk of estimation uncertainty due to the subjective nature of management’s estimates used in the projected undiscounted cash flows and in the third party appraisals. These estimates are particularly sensitive to the assumption as to whether the Company will obtain contracts to utilize idle facilities or be able to sell the facilities in the future, which can be affected by expectations about market developments and public policy as well as management’s intent to hold and operate each facility over the term and in the manner assumed in the analysis.

Our audit procedures related to management’s evaluation of the three idle facilities for impairment included the following, among others:

• We obtained an understanding, evaluated the design and tested the operating effectiveness of key internal controls over financial reporting relating to management’s evaluation of idle facilities for impairment, including but not limited to controls that (i)validate management’s review of the key inputs into the projected undiscounted cash flows, (ii) validate management’s review of evidence supporting projected utilization of idle facilities and the assumptions utilized in the estimated cash flows and (iii) validate management’s process and review of the third-party appraisals, including, but not limited to controls over management’s review of the relevance, adequacy and appropriateness of the data, assumptions, valuation methods, and mathematical accuracy used to determine the real estate valuation as of October 1, 2023.

• For the three idle facilities, we evaluated the reasonableness of management’s projected undiscounted cash flow by evaluating evidence to support the projected utilization of the facilities, including actual marketing efforts, and comparing relevant inputs used in the projections to those of similar facilities and where applicable industry data.

• For the three idle facilities, we utilized our internal valuation specialists in evaluating the model used and key underlying assumptions for reasonableness in the third-party appraisals.

• We tested the data submitted to the Company’s valuation specialists for accuracy and tested the mathematical accuracy of the third-party appraisal report.

• We performed a retrospective review of the Company’s historical experience in selling facilities or securing new facility management contracts to utilize facilities that had been previously idled for periods comparable to or in excess of the periods the Company's currently idle facilities have been idle, including assessing the recoverability of the net book value of the previously idled facilities.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

Miami, Florida

February 29, 2024

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
	(In thousands, except per share data)
Revenues	$2,413,167	$2,376,727	$2,256,612
Operating Expenses (excluding depreciation and amortization)	1,744,228	1,662,885	1,629,046
Depreciation and Amortization	125,784	132,925	135,177
General and Administrative Expenses	190,766	196,972	204,306
Operating Income	352,389	383,945	288,083
Interest and Investment Income	7,792	15,988	24,007
Interest Expense	(218,292)	(164,550)	(129,460)
(Loss) Gain on Extinguishment of Debt	(8,532)	(37,895)	4,693
Net Gain on Dispositions of Assets	4,691	32,332	5,499
Income Before Income Taxes and Equity in Earnings of Affiliates	138,048	229,820	192,822
Provision for Income Taxes	35,399	62,899	122,730
Equity in Earnings of Affiliates, net of income tax provision of $868, $740 and $1,035	4,534	4,771	7,141
Net Income	107,183	171,692	77,233
Loss Attributable to Noncontrolling Interests	142	121	185
Net Income Attributable to The GEO Group, Inc.	$107,325	$171,813	$77,418
Weighted Average Common Shares Outstanding:
Basic	121,908	121,040	120,384
Diluted	123,698	122,281	120,732
Income per Common Share Attributable to The GEO Group, Inc.:
Basic:
Net income per share — basic	$0.73	$1.18	$0.59
Diluted:
Net income per share — diluted	$0.72	$1.17	$0.58
Dividends declared per share	$—	$—	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
	(In thousands)
Net Income	$107,183	$171,692	$77,233
Other comprehensive income (loss):
Change in marketable securities, net of income tax provision (benefit) of $253, $(255) and $2	$953	$(960)	$7
Foreign currency translation adjustments	258	(7,548)	(3,244)
Pension liability adjustment, net of income tax provision (benefit) of $(88), $1,500 and $902, respectively	(332)	5,642	3,392
Change in fair value of derivative instrument classified as cash flow hedge, net of income tax provision (benefit) of $(161), $1,640 and $592, respectively	(604)	6,169	2,228
Total other comprehensive income, net of tax	275	3,303	2,383
Total comprehensive income	107,458	174,995	79,616
Comprehensive loss attributable to noncontrolling interests	144	115	175
Comprehensive income attributable to The GEO Group, Inc.	$107,602	$175,110	$79,791

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2023 and 2022

	2023	2022
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$93,971	$95,073
Accounts receivable, net of credit loss reserve of $606 and $809, respectively	390,023	416,399
Prepaid expenses and other current assets	44,511	43,536
Total current assets	528,505	555,008
Restricted Cash and Investments	135,968	111,691
Property and Equipment, Net	1,944,278	2,002,021
Operating Lease Right-of-Use Assets, Net	102,204	90,950
Assets Held for Sale	—	480
Deferred Income Tax Assets	8,551	8,005
Goodwill	755,199	755,199
Intangible Assets, Net	135,886	147,688
Other Non-Current Assets	85,815	89,341
Total Assets	$3,696,406	$3,760,383
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$64,447	$79,312
Accrued payroll and related taxes	64,436	53,225
Accrued expenses and other current liabilities	228,059	237,369
Operating lease liabilities, current portion	24,640	22,584
Current portion of finance lease liabilities, long-term debt and non-recourse debt	55,882	44,722
Total current liabilities	437,464	437,212
Deferred Income Tax Liabilities	77,369	75,849
Other Non-Current Liabilities	83,643	75,288
Operating Lease Liabilities	82,114	73,801
Long-Term Debt	1,725,502	1,933,145
Commitments and Contingencies (Note 16)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 187,500,000 shares authorized, 130,297,248 and 128,912,410 issued and 126,087,401 and 124,060,038 outstanding, respectively	1,303	1,289
Additional paid-in capital	1,299,193	1,291,363
Retained earnings (accumulated deficit)	103,089	(4,236)
Accumulated other comprehensive loss	(16,642)	(16,919)
Treasury stock, 4,209,847 and 4,852,372 shares at cost, respectively	(95,175)	(105,099)
Total shareholders’ equity attributable to The GEO Group, Inc.	1,291,768	1,166,398
Noncontrolling interests	(1,454)	(1,310)
Total shareholders’ equity	1,290,314	1,165,088
Total Liabilities and Shareholders’ Equity	$3,696,406	$3,760,383

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
	(In thousands)
Cash Flow from Operating Activities:
Net Income	$107,183	$171,692	$77,233
Net loss attributable to noncontrolling interests	142	121	185
Net income attributable to The GEO Group, Inc.	107,325	171,813	77,418
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	125,784	132,925	135,177
Deferred tax provision (benefit)	1,476	(13,126)	86,380
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	12,030	9,004	7,498
Stock-based compensation	15,065	16,204	19,199
Loss (gain) on extinguishment of debt	8,532	37,895	(4,693)
Provision for doubtful accounts	—	258	—
Equity in earnings of affiliates, net of tax	(4,534)	(4,771)	(7,141)
Loss (gain) on sale/disposal of property and equipment	1,197	(114)	8,447
Net gain on disposition of assets	(4,691)	(32,332)	(5,499)
Dividends received from unconsolidated joint ventures	2,987	4,486	8,263
Changes in assets and liabilities, net of acquisition:
Changes in accounts receivable, prepaid expenses and other assets	11,672	(52,980)	9,466
Changes in contract receivable	—	5,305	6,231
Changes in accounts payable, accrued expenses and other liabilities	8,090	21,845	(58,111)
Net cash provided by operating activities	284,933	296,412	282,635
Cash Flow from Investing Activities:
Insurance proceeds - damaged property	—	—	1,027
Proceeds from sale of real estate and other assets	19,583	101,419	25,369
Payment received on note receivable	—	—	8,000
Change in restricted investments	(7,151)	(8,433)	(18,739)
Capital expenditures	(73,002)	(90,026)	(69,394)
Net cash provided by (used in) investing activities	(60,570)	2,960	(53,737)
Cash Flow from Financing Activities:
Payments on long-term debt	(208,390)	(680,850)	(360,296)
Proceeds from long term debt	—	30,000	435,000
Payments on non-recourse debt	—	(5,676)	(21,575)
Taxes paid related to net share settlements of equity awards	(3,443)	(1,302)	(2,090)
Debt issuance costs	(2,396)	(41,536)	(9,587)
Proceeds from the sale of treasury shares	5,750	—	—
Proceeds from stock options exercised	239	66	15
Proceeds from issuance of common stock in connection with ESPP	157	198	282
Dividends paid	—	—	(30,486)
Net cash provided by (used in) financing activities	(208,083)	(699,100)	11,263
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(256)	(4,751)	(3,692)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	16,024	(404,479)	236,469
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	143,843	548,322	311,853
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$159,867	$143,843	$548,322
Supplemental Disclosures
Cash paid during the year for:
Income taxes	$19,227	$44,612	$49,483
Interest	$198,710	$103,752	$122,162
Non-cash investing and financing activities:
Assets obtained from finance lease liabilities	$—	$—	$1,198
Principal Exchanges of Debt	$—	$1,620,318	$—
Debt Issuance Costs in Accrued Expenses	$—	$11,245	$—
Conversion of shares of common stock to retirement liability	$—	$—	$3,600
Right-of-use assets obtained from operating lease liabilities (subsequent to initial adoption)	$35,233	$11,697	$10,786
Capital expenditures in accounts payable and accrued expenses	$675	$6,127	$7,340

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2023, 2022 and 2021

	GEO Group Inc. Shareholders
	Common Stock				Accumulated	Treasury Stock
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Other Comprehensive Income (Loss)	Number of Shares	Amount	Noncontrolling Interest	Total Shareholders’ Equity
	(In thousands)
Balance, January 1, 2021	121,318	$1,262	$1,262,267	$(222,892)	$(22,589)	4,835	$(104,946)	$(1,020)	$912,082
Proceeds from stock options exercised	2	—	15	—	—	—	—	—	15
Stock based compensation expense	—	—	19,199	—	—	—	—	—	19,199
Shares withheld for net settlements of share-based awards [1]	(268)	(3)	(2,087)	—	—	—	—	—	(2,090)
Restricted stock granted	1,551	16	(16)	—	—	—	—	—	—
Restricted stock canceled	(157)	(2)	—	—	—	—	—	—	(2)
Dividends - paid	—	—	—	(30,486)	—	—	—	—	(30,486)
Other adjustments to Additional Paid-In-Capital [2]	—	—	(3,447)	—	—	—	—	—	(3,447)
Purchase of treasury shares	(17)	—	—	—	—	17	(153)	—	(153)
Issuance of common stock (ESPP)	43	—	282	—	—	—	—	—	282
Net income (loss)	—	—	—	77,418	—	—	—	(185)	77,233
Other comprehensive income	—	—	—	—	2,373	—	—	10	2,383
Balance, December 31, 2021	122,472	$1,273	$1,276,213	$(175,960)	$(20,216)	4,852	$(105,099)	$(1,195)	$975,016
Proceeds from stock options exercised	9	—	66	—	—	—	—	—	66
Stock based compensation expense	—	—	16,204	—	—	—	—	—	16,204
Shares withheld for net settlements of share-based awards [1]	(229)	(2)	(1,300)	—	—	—	—	—	(1,302)
Restricted stock granted	1,836	18	(18)	—	—	—	—	—	—
Restricted stock canceled	(53)	—	—	—	—	—	—	—	—
Issuance of common stock (ESPP)	26	—	198	—	—	—	—	—	198
Other adjustment	—	—	—	(89)	—	—	—	—	(89)
Net income (loss)	—	—	—	171,813	—	—	—	(121)	171,692
Other comprehensive income (loss)	—	—	—	—	3,297	—	—	6	3,303
Balance, December 31, 2022	124,061	$1,289	$1,291,363	$(4,236)	$(16,919)	4,852	$(105,099)	$(1,310)	$1,165,088
Proceeds from stock options exercised	35	—	239	—	—	—	—	—	239
Stock based compensation expense	—	—	15,065	—	—	—	—	—	15,065
Shares withheld for net settlements of share-based awards [1]	(383)	(4)	(3,439)	—	—	—	—	—	(3,443)
Restricted stock granted	1,758	18	(18)	—	—	—	—	—	—
Restricted stock canceled	(47)	—	—	—	—	—	—	—	—
Sale of treasury shares	642	—	(4,174)	—	—	(643)	9,924	—	5,750
Issuance of common stock (ESPP)	21	—	157	—	—	—	—	—	157
Net income (loss)	—	—	—	107,325	—	—	—	(142)	107,183
Other comprehensive income (loss)	—	—	—	—	277	—	—	(2)	275
Balance, December 31, 2023	126,087	$1,303	$1,299,193	$103,089	$(16,642)	4,209	$(95,175)	$(1,454)	$1,290,314
[1] During the years ended December 31, 2023, 2022 and 2021, the Company withheld shares through net share settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees.

[2] Represents reclassifications between equity and other non-current liabilities in connection with an Amended and Restated Executive Retirement Agreement with the Company's former CEO. The former CEO's retirement payment will no longer be settled with a fixed number of shares but will instead be paid in cash. Refer to Note 13 – Benefit Plans for further information.

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023, 2022 and 2021

1.
Summary of Business Organization, Operations and Significant Accounting Policies

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) specializes in the ownership, leasing and management of secure facilities, processing centers and reentry centers in the United States, Australia and South Africa. The Company owns, leases and operates a broad range of facilities including maximum, medium and minimum-security facilities, processing centers, as well as community-based reentry facilities and offers an expanded delivery of rehabilitation services under its 'GEO Continuum of Care' platform. The 'GEO Continuum of Care' platform integrates enhanced rehabilitative programs, which are evidence-based and include cognitive behavioral treatment and post-release services and provides academic and vocational classes in life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through its joint venture GEOAmey Ltd. (“GEOAmey”). As of December 31, 2023, GEO's worldwide operations included the ownership and/or management of approximately 81,000 beds at 100 secure and community services facilities, including idle facilities and projects under development, and also includes the provision of reentry and electronic monitoring and supervision services for thousands of individuals, including an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period financial statements. These reclassifications had no effect on the previously reported results of operations and represent the reclassification of certain expenses from operating expenses to other income/expense that were not significant.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include reserves for self-insured retention related to general liability and workers’ compensation insurance, projected cash flows used to evaluate asset impairment, useful lives of its property, equipment and intangible assets. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are reasonable when considered in conjunction with the consolidated financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

Dividends

As discussed above, on December 2, 2021, GEO’s Board unanimously approved a plan to terminate the Company's REIT status and become a taxable C Corporation, effective for the year ended December 31, 2021. In connection with terminating the Company’s REIT status, the Board also voted unanimously to discontinue the Company's quarterly dividend.

Cash and Cash Equivalents

Cash and cash equivalents include all interest-bearing deposits or investments with original maturities of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States, Australia, South Africa and the United Kingdom. As of December 31, 2023 and 2022, the Company had $35.8 million and $19.7 million in cash and cash equivalents held by its international subsidiaries, respectively.

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

Accounts Receivable

Accounts receivable consists primarily of trade accounts receivable due from federal, state, local and international government agencies for operating and managing secure facilities, providing community-based services, providing electronic monitoring and supervision services, providing construction and design services and providing residential and transportation services. The Company generates receivables with its governmental clients and with other parties in the normal course of business as a result of billing and receiving payment. The Company regularly reviews outstanding receivables and provides for estimated losses through a credit loss reserve. In evaluating the level of credit loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the credit loss reserve may be required. The Company also performs ongoing credit evaluations for some of its customers’ financial conditions and generally does not require collateral. Generally, the Company receives payment for these services thirty to sixty days in arrears. However, certain of the Company’s accounts receivable are paid by customers after the completion of their program year and therefore can be aged in excess of one year. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. Actual write-offs are charged against the credit loss reserve when collection efforts have been unsuccessful. As of December 31, 2023 and 2022, the Company's trade receivables that were considered to be long-term were not significant.

Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31, 2023	December 31, 2022	December 31, 2021
Cash and Cash Equivalents	$93,971	$95,073	$506,491
Restricted cash and cash equivalents - current	—	—	20,161
Restricted cash and investments - non-current	135,968	111,691	76,158
Less Restricted investments - non-current	(70,072)	(62,921)	(54,488)
Total cash, cash equivalents and restricted cash and cash equivalents shown in the statement of cash flows	$159,867	$143,843	$548,322

Amounts included in restricted cash and cash equivalents are attributable to certain contractual cash restriction requirements at the

Company's wholly owned Australian subsidiary related to non-recourse debt (which were included in Restricted Cash and cash equivalents current) and asset replacement funds contractually required to be maintained and other guarantees. The Company sold shares/units in certain of its wholly owned Australian subsidiaries related to its Ravenhall facility in September 2022. Upon the sale, the restricted cash related to these subsidiaries was transferred to the buyer. As such, the Company has no current restricted cash and cash equivalents at December 31, 2023 or 2022. Refer to Note 16 - Commitments, Contingencies and Other Matters for further information. Restricted investments - non-current (included in Restricted Cash and Investments in the accompanying consolidated balance sheets) consists of the Company's rabbi trust established for an employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan, its rabbi trust established for its Executive Chairman's retirement account held in a money market fund, investments in equity and fixed income mutual funds and money market funds held in the Company’s captive insurance subsidiary, Florina, and certain contractual cash requirements at the Company’s wholly owned Australian subsidiary related to certain performance guarantees at its Ravenhall facility. The investments held in the rabbi trust related to The GEO Group, Inc. Non-Qualified Deferred Compensation Plan and the investments in equity and fixed income mutual funds held in Florina are restricted investments that are not considered to be restricted cash and cash equivalents in the accompanying consolidated statements of cash flows. Refer to Note 8 - Financial Instruments.

Prepaid expenses and Other Current Assets

Prepaid expenses and other current assets include assets that are expected to be realized within the next fiscal year. Prepaid expenses represents $40.2 million and $38.9 million of the total balance as of December 31, 2023 and 2022. Other current assets consist primarily of food and uniform inventory. Included in the balance at December 31, 2023 is approximately $5.8 million of federal, state and international tax overpayments that will be applied against tax payments in 2024. Included in the balance at December 31, 2022 is approximately $11.3 million of federal, state and international tax overpayments that were applied against tax payments in 2023.

Inventory

Inventory, which consists primarily of component parts related to electronic monitoring equipment, is stated at the lower of average cost or net realizable value and is approximately $25.1 million and $20.7 million at December 31, 2023 and 2022, respectively. Inventory is included in Other Non-Current Assets in the accompanying consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost, less accumulated amortization and depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 50 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. The Company performs ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the assessment indicates that assets will be used for a longer or shorter period than previously anticipated, the useful lives of the assets are revised, resulting in a change in estimate. The Company has not made any such changes in estimates during the years ended December 31, 2023, 2022 and 2021. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of company-owned secure facilities. Cost for self-constructed secure facilities includes direct materials and labor, capitalized interest and certain other indirect costs associated with construction of the facility, such as property taxes, other indirect labor and related benefits and payroll taxes. The Company begins the capitalization of costs during the pre-construction phase, which is the period during which costs are incurred to evaluate the site and continues until the facility is substantially complete and ready for occupancy. Labor costs capitalized for the years ended December 31, 2023, 2022 and 2021 were not significant. The capitalized costs of real estate projects are assigned to individual components of the project based on specific identification. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Refer to Note 5 - Property and Equipment.

Assets Held for Sale

At December 31, 2023, the Company had no properties classified as assets held for sale. As of December 31, 2022, the Company had one property classified as held for sale included in its U.S Secure Services segment in the accompanying consolidated balance sheet. The Company classifies a long-lived asset (disposal group) as held for sale in the period in which all of the following criteria are met (i) Management, having the authority to approve the action, commits to a plan to sell the asset (disposal group), (ii) the asset (disposal group) is available for immediate sale in its present condition subject only to the terms that are usual and customary for sales of such assets (disposal groups), (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated, (iv) the sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale, within one year, except as permitted, (v) the asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company records assets held for sale at the lower of cost or estimated fair value and estimates fair value by using third party appraisers or other valuation techniques. The Company does not record depreciation for assets held for sale. Any gain or loss on the sale of operating assets is included in the operating income of the reportable segment to which it relates.

The property that was classified as held for sale at December 31, 2022 was a parcel of undeveloped land located in Texas. At December 31, 2022, the aggregate carrying value of this property was approximately $0.5 million.

Asset Impairments

The following table summarizes the Company’s idled facilities as of December 31, 2023 and their respective carrying values, excluding equipment and other assets that can be easily transferred to other facilities.

				Secure Services	Reentry Services	Total
		Secure Services	Reentry Services	Net Carrying Value	Net Carrying Value	Net Carrying Value
Facility	Year Idled	Design Capacity	Design Capacity	December 31, 2023	December 31, 2023	December 31, 2023
D. Ray James Correctional Facility	2021	1,900	-	49,743	-	49,743
Northlake Correctional Facility	2022	1,800	-	73,937	-	73,937
Rivers Correctional Facility	2021	1,450	-	36,234	-	36,234
Big Spring Correctional Facility	2021	1,732	-	30,186	-	30,186
Flightline Correctional Facility	2021	1,800	-	33,203	-	33,203
McFarland Female Community Reentry Facility	2020	300	-	10,360	-	10,360
Cheyenne Mountain Recovery Center [1]	2020	750	-	17,566	-	17,566
Hector Garza Center	2020	-	139	-	4,469	4,469
Delaney Hall	2023	-	1,200	-	25,368	25,368
Coleman Hall	2017	-	350	-	7,368	7,368
Total		9,732	1,689	$251,229	$37,205	$288,434

[1] This facility is under a contract that is yet to be activated.

There was no indication of impairment related to the Company’s idle facilities during the years ended December 31, 2023, 2022 or 2021.

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

The Company tests idle facilities for impairment upon notification that the facilities will no longer be utilized by the customer. If a long-lived asset is part of a group that includes other assets, the unit of accounting for the long-lived asset is its group. Generally, the Company groups assets by facility for the purpose of considering whether any impairment exists. The estimates of recoverability are based on projected undiscounted cash flows associated with actual marketing efforts where available or, in other instances, projected undiscounted cash flows that are comparable to historical cash flows from management contracts achieved in the past at that facility or at similar facilities and probability weighted cash flows. The Company's probability weighted cash flows include adjustments to projected cash flows compared to the historical cash flows due to current business conditions which impact per diem rates as well as labor and other operating costs, changes related to facility mission due to changes in prospective clients, and changes in projected capacity and occupancy rates. The Company performs the impairment analysis on an annual basis, or more frequently as needed, for each of the idle facilities and takes into consideration updates each quarter for market developments affecting the potential utilization of each of the facilities in order to identify events that may cause the Company to reconsider the most recent assumptions. Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than the terms used in the Company's most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact the Company's ability to house certain types of individuals at such facility. Further, a substantial increase in the number of available beds at other facilities the Company owns, or in the marketplace, could lead to deterioration in market conditions and projected cash flows. Although they are not frequently received, an unsolicited offer to purchase any of the Company's idle facilities, at amounts that are less than their carrying value could also cause the Company to reconsider the assumptions used in the most recent impairment analysis. The Company has identified marketing prospects to utilize each of the remaining currently idled facilities and has determined that no current impairment exists. The Company has also received valuations from a third party on certain facilities. However, the Company can provide no assurance that it will be able to secure management contracts to utilize its idle facilities, or that it will not incur impairment charges in the future. In all cases, the undiscounted cash flows in the Company’s analysis as of December 31, 2023, exceeded the carrying amounts of each facility, therefore no impairment charges were recorded.

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

Leases

The Company determines whether a contract is or contains a lease if the contract conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of the lease payments over the term of the lease. Many of GEO's leases include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Only renewal or termination options that are reasonably certain to be exercised by the Company are included in the lease term which is used in the calculation of lease liabilities and right-of-use assets. In addition, lease agreements may include periodic adjustments to payment amounts for inflation or other variables, or may require payments for taxes, insurance, maintenance or other expenses, which are generally referred to as non-lease components. The Company accounts for non-lease components together with the related lease components for all classes of leased assets. The Company does not typically enter into lease agreements that contain a residual guarantee or that provide for variable lease payments.

When available, the Company uses the rate implicit in the lease to discount lease payments to present value, however, most of GEO's lease agreements do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement.

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

On the annual measurement date of October 1, 2023, the Company's management elected to qualitatively assess the Company's goodwill for impairment for two of its reporting units. Under provisions of the qualitative analysis, when testing goodwill for impairment, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a quantitative impairment test to identify goodwill impairment and measures the amount of goodwill impairment loss to be recognized, if any. The Company will also perform a quantitative test if it has been several years since the last one. The qualitative factors used by the Company’s management to determine the likelihood that the fair value of the reporting unit is less than the carrying amount include, among other things, a review of overall economic conditions and their current and future impact on the Company’s existing business, the Company’s financial performance and stock price, industry outlook and market competition. With respect to the qualitative assessments, management determined that, as of October 1, 2023, it was more likely than not that the fair values of the reporting units exceeded their carrying values. The Company performed a quantitative analysis for its Electronic Monitoring and Supervision Services reporting unit using a third-party valuation firm to determine the estimated fair value of the reporting unit using a discounted cash flow model. A discount rate of 11.5% was utilized to adjust the cash flow forecasts based on the Company’s estimate of a market participant’s weighted-average cost of capital. Growth rates for sales and profits were determined using inputs from the Company’s long-term planning process. The Company also made estimates for discount rates and other factors based on market conditions, historical experience and other economic factors. Changes in these factors could significantly impact the fair value of the reporting unit. With respect to the Electronic Monitoring and Supervision Services reporting unit that was assessed quantitatively, management determined that the fair value exceeded its carrying value by a significant amount. A significant change in one or combination of the assumptions discussed above could have impacted the estimated fair value of the reporting unit. If the Company’s expectations of future results and cash flows decrease significantly or other economic conditions deteriorate, goodwill may be further impaired. No impairment charges were recorded for the years ended December 31, 2023, 2022 or 2021.

Other Intangible Assets, Net

The Company has also recorded other finite and indefinite lived intangible assets as a result of previously completed business combinations. Other acquired finite and indefinite lived intangible assets are recognized separately if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the Company’s intent to do so. The Company’s intangible assets include facility management contracts, trade names and technology. The facility management contracts represent customer relationships in the form of management contracts acquired at the time of each business combination; the value of BI’s and Protocol Criminal Justice, Inc.'s ("Protocol") trade names represent, among other intangible benefits, name recognition to its customers and intellectual property rights; and the acquired technology represented BI’s innovation with respect to its GPS tracking, monitoring, radio frequency monitoring, voice verification monitoring and alcohol compliance systems which became fully amortized as of December 31, 2023. When establishing useful lives, the Company considers the period and the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up; or, if that pattern cannot be reliably determined, using a straight-line amortization method over a period that may be shorter than the ultimate life of such intangible asset. The Company also considers the impact of renewal terms when establishing useful lives. The Company currently amortizes its acquired facility management contracts over periods ranging from three to twenty-one years and its acquired technology over seven years to eight years. There is no residual value associated with the Company’s finite-lived intangible assets. The Company reviews its trade name assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company does not amortize its indefinite lived intangible assets. The Company reviews its indefinite lived intangible assets annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The qualitative factors used by GEO’s management to determine the likelihood that the fair value of the reporting unit is less than the carrying amount include, among other things, a review of overall economic conditions and their current and future impact on our existing business, our financial performance and stock price, industry outlook and market competition. These reviews resulted in no significant impairment to the carrying value of the indefinite lived intangible assets for all periods presented. The Company records the costs associated with renewal and extension of facility management contracts as expenses in the period they are incurred.

Internal-Use Software

Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful lives of the software. Costs related to design or maintenance of internal-use software are expensed as incurred. As of December 31, 2023 and 2022, included in Property and Equipment, Net is approximately $12.6 million and $9.9 million of capitalized internal-use software costs, respectively.

Debt Issuance Costs

Debt issuance costs, net of accumulated amortization of $15.3 million and $44.1 million, totaling $43.8 million and $32.5 million at December 31, 2023 and 2022, respectively, are included in Long-Term Debt, Non-Recourse Debt and Other Non-Current Assets in the accompanying Consolidated Balance Sheets and are amortized to interest expense using the effective interest method over the term of the related debt. Refer to Note 11 - Debt for discussion of debt issuance costs written off in connection with the Company's exchange offer.

Lease Revenue

The Company leases nine of its owned facilities to unrelated parties. Six of which have a month to month term through June 2024. The carrying value of these leased facilities as of December 31, 2023 is $47.0 million, net of accumulated depreciation of $24.2 million. For the additional three leased facilities, one facility has a term that expires in February 2025. The carrying value of this leased facility as of December 31, 2023 was $1.9 million, net of accumulated depreciation of $0.7 million. One facility has a term of sixty-six months with one-year renewal options which base term expires in October 2028. The carrying value of this leased facility as of December 31, 2023 was $76.0 million, net of accumulated depreciation of $32.8 million. The remaining facility has a term of twenty years with renewals and expires in October 2041. The carrying value of this leased facility as of December 31, 2023 was $21.7 million, net of accumulated depreciation of $17.0 million. Rental income, included in Revenues, for leased facilities for the years ended December 31, 2023, 2022 and 2021 was approximately $11.4 million, $5.6 million and $1.8 million. As of December 31, 2023, future minimum rentals to be received on these leases are as follows:

Annual Rental
Year	(in thousands)
2024	$13,588
2025	12,457
2026	12,525
2027	12,539
2028	11,214
Thereafter	58,162
Total	$120,485

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

The Company does not consolidate its 50% owned South African joint venture interest in SACS, a VIE. SACS joint venture investors are GEO and Kensani Corrections, Pty. Ltd (an independent third party); each partner owns a 50% share. The Company has determined it is not the primary beneficiary of SACS since it does not have the power to direct the activities of SACS that most significantly impact its performance. As such, the Company's investment in this entity is accounted for under the equity method of accounting. SACS was established and subsequently, in 2001, was awarded a 25-year contract to design, finance and build the Kutama Sinthumule Correctional Centre in Louis Trichardt, South Africa. To fund the construction of the prison, SACS obtained long-term financing from its equity partners and lenders, the repayment of which is fully guaranteed by the South African government, except in the event of default, in which case the government guarantee is reduced to 80%. The Company's maximum exposure for loss under this contract is limited to its investment in the joint venture of approximately $9.1 million at December 31, 2023.

The Company does not consolidate its 50% owned joint venture in the United Kingdom. In February 2011, GEO UK, executed a Shareholders Agreement (the “Shareholders Agreement”) with Amey Community Limited (“Amey”) and Amey UK PLC (“Amey Guarantor”) to form GEOAmey, a private company limited by shares incorporated in England and Wales. GEOAmey was formed by GEO UK and Amey (an independent third party) for the purpose of performing escort and related custody services in England, Wales and Scotland. In order to form this private company, GEOAmey issued share capital of £100 divided into 100 shares of £1 each and allocated the shares 50/50 to GEO UK and Amey. GEO UK and Amey each have three directors appointed to the Board of Directors and neither party has the power to direct the activities that most significantly impact the performance of GEOAmey. As such, the Company's investment in this entity is accounted for under the equity method of accounting. The Company's maximum exposure for loss under this contract is limited to its investment in the joint venture of approximately $11.2 million at December 31, 2023.

Fair Value Measurements

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (“exit price”). The Company carries certain of its assets and liabilities at fair value, measured on a recurring basis, in the accompanying Consolidated Balance Sheets. The Company also has certain assets and liabilities which are not carried at fair value in its accompanying Consolidated Balance Sheets and discloses the fair value measurements compared to the carrying values as of each balance sheet date. The Company’s fair value measurements are disclosed in Note 8 - Financial Instruments and Note 9 - Fair Value of Assets and Liabilities. The Company establishes fair value of its assets and liabilities using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels which distinguish between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The level in the fair value hierarchy within which the respective fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities. Level 2 inputs are other than quotable market prices included in Level 1 that are observable for the asset or liability either directly or indirectly through corroboration with observable market data. Level 3 inputs are unobservable inputs for the assets or liabilities that reflect management’s own assumptions about the assumptions market participants would use in pricing the asset or liability. The Company recognizes transfers between Levels 1, 2 and 3 as of the actual date of the event or change in circumstances that cause the transfer.

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

When a contract includes variable consideration, GEO determines an estimate of the variable consideration and evaluates whether the estimate needs to be constrained; therefore, GEO includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration estimates are updated at each reporting date. One of GEO's international contracts, related to its Ravenhall facility (discussed further below), contains a provision where a significant portion of the revenue for the contract is based on the performance of certain targets. These performance targets are based on specific criteria to be met over specific periods of time. Such criteria include the Company's ability to achieve certain contractual benchmarks relative to the quality of service it provides, non-occurrence of certain disruptive events, effectiveness of its quality control programs and its responsiveness to customer requirements. The performance of these targets is measured quarterly and there was no significant constraint on the estimate of such variable consideration for this contract during the years ended December 31, 2023, 2022 and 2021.

GEO does not disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which GEO has the right to invoice for services performed, which is generally the case for all of GEO's contracts. Incidental items that are immaterial in the context of the contract are recognized as expense. GEO generally does not incur incremental costs related to obtaining a contract with its customers that would meet the requirement for capitalization. There were no assets recognized from costs to obtain a contract with a customer at December 31, 2023 or 2022.

The timing of revenue recognition may differ from the timing of invoicing to customers. GEO records a receivable when services are performed which are due from its customers based on the passage of time. GEO records a contract liability if consideration is received in advance of the performance of services. Generally, GEO's customers do not provide payment in advance of the performance of services. Therefore, any contract liability is not significant at December 31, 2023 or 2022. Revenue recognized during the years ended December 31, 2023 and 2022 that was included in the opening balance of unearned revenue was not significant. There have been no significant amounts of revenue recorded in the periods presented from performance obligations either wholly or partially satisfied in prior periods.

The right to consideration under GEO's contracts is only dependent on the passage of time and is therefore considered to be unconditional. Payment terms and conditions vary by contract type although terms generally include a requirement of payment within 30 days after performance obligations are satisfied and generally do not include a significant financing component. There have been no significant changes in receivables or unearned revenue balances during the periods other than regular invoicing and collection activity.

The following table disaggregates GEO's revenue by major source and also provides a reconciliation with revenue information disclosed for reportable segments in Note 14 - Business Segments and Geographic Information:

	Year Ended December 31, 2023 (in thousands)
	U.S. Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International	Total
Owned and Leased: Secure Services	$1,140,548	$—	$—	$—	$1,140,548
Owned and Leased: Community-based	—	—	166,987	—	166,987
Managed Only	377,744	—	5,093	193,894	576,731
Electronic Monitoring Services and Other Reentry	—	425,879	103,022	—	528,901
Total Revenues	$1,518,292	$425,879	$275,102	$193,894	$2,413,167

	Year Ended December 31, 2022 (in thousands)
	U.S. Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International	Total
Owned and Leased - Secure Services	$1,109,923	$—	$—	$—	$1,109,923
Owned and Leased - Community-based	—	—	155,932	—	155,932
Owned and Leased - Youth Services	—	—	—	—	—
Managed Only	327,908	—	6,913	187,200	522,021
Electronic Monitoring Services and Other Reentry	—	496,268	92,583	—	588,851
Total Revenues	$1,437,831	$496,268	$255,428	$187,200	$2,376,727

	Year Ended December 31, 2021 (in thousands)
	U.S Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International	Total
Owned and Leased - Secure Services	$1,127,688	$—	$—	$—	$1,127,688
Owned and Leased - Community-based	—	—	150,888	—	150,888
Owned and Leased - Youth Services	—	—	33,920	—	33,920
Managed Only	361,248	—	3,977	213,849	579,074
Electronic Monitoring Services and Other Reentry	—	278,934	86,108	—	365,042
Total Revenues	$1,488,936	$278,934	$274,893	$213,849	$2,256,612

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

Additionally, the Company must use judgment in addressing uncertainties in the application of complex tax laws and regulations. If actual circumstances differ from the Company’s assumptions, adjustments to the carrying value of deferred tax assets or liabilities may be required, which may result in an adverse impact on the results of its operations and its effective tax rate. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. The Company has not made any significant changes to the way it accounts for its deferred tax assets and liabilities in any year presented in the consolidated financial statements. Based on its estimate of future earnings and its favorable earnings history, the Company currently expects full realization of the deferred tax assets net of any recorded valuation allowances. Furthermore, tax positions taken by the Company may not be fully sustained upon examination by the taxing authorities. In determining the adequacy of our provision (benefit) for income taxes, potential settlement outcomes resulting from income tax examinations are regularly assessed. As such, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be estimated with certainty.

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

On October 1, 2021, GEO formed a wholly owned captive insurance subsidiary, Florina Insurance Company, Inc. (“Florina”), to enhance its risk financing strategies. Florina is incorporated in the state of Vermont and is licensed and regulated by the state of Vermont, including with respect to its insurance programs, levels of liquidity and other requirements. GEO began procuring insurance policies to cover deductibles for workers’ compensation, general liability, automobile liability, medical professional liability and directors' and officers’ liability as well as procuring insurance policies for excess liability and excess medical professional liability through Florina effective October 1, 2021. Florina holds cash and investments in order to meet solvency requirements and meet financial obligations as presented, including an investment portfolio of marketable fixed income and equity securities.

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

Of the insurance policies discussed above, the Company’s most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves, which include Florina’s reserves and GEO’s legacy reserves and administrative costs for the plans, are undiscounted and were $65.6 million and $79.0 million as of December 31, 2023 and 2022, respectively, and are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. The Company uses statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, the Company considers such factors as historical frequency and severity of claims at each of its facilities, claim development, payment patterns and changes in the nature of its business, among other factors. Such factors are analyzed for each of the Company’s business segments. The Company estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. The Company also may experience variability between its estimates and the actual settlement due to limitations inherent in the estimation process, including its ability to estimate costs of processing and settling claims in a timely manner as well as its ability to accurately estimate the Company’s exposure at the onset of a claim. Because the Company has high deductible insurance policies, the amount of its insurance expense is dependent on its ability to control its claims experience. If actual losses related to insurance claims significantly differ from the Company’s estimates, its financial condition, results of operations and cash flows could be materially adversely impacted.

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

The components of accumulated other comprehensive loss attributable to GEO included in the consolidated statement of shareholders' equity are as follows (in thousands):

	Foreign currency translation adjustments attributable to The GEO Group, Inc.	Unrealized (loss) gain on derivatives, net of tax	Change Marketable Securities, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2023	$(20,015)	$3,645	$(953)	$404	$(16,919)
Current-period other comprehensive income (loss)	260	(604)	953	(332)	277
Balance, December 31, 2023	$(19,755)	$3,041	$—	$72	$(16,642)

	Foreign currency translation adjustments attributable to The GEO Group, Inc.	Unrealized loss on derivatives, net of tax	Change Marketable Securities, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2022	$(12,461)	$(2,524)	$7	$(5,238)	$(20,216)
Current-period other comprehensive income (loss)	(7,554)	6,169	(960)	5,642	3,297
Balance, December 31, 2022	$(20,015)	$3,645	$(953)	$404	$(16,919)

There were no reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31, 2023 or 2022.

The foreign currency translation adjustment, net of tax, related to noncontrolling interests was not significant for the years ended December 31, 2023 or 2022.

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

The fair value of stock-based option awards was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for options awarded during years 2023, 2022 and 2021:

	2023	2022	2021
Risk free interest rates	4.27%	1.56%	0.24%
Expected term	4-5 years	4-5 years	4-5 years
Expected volatility	52%	48%	43%
Expected dividend rate [1]	—	—	13.30%

[1] As previously discussed, the Board elected to terminate the Company’s REIT election and discontinue its quarterly dividend. The assumptions above were used to determine the fair value of stock-based option awards granted prior to the Board’s suspension and discontinuation of quarterly dividends.

The Company uses historical data to estimate award exercises and employee terminations/forfeitures within the valuation model. The expected term of the awards represents the period of time that awards granted are expected to be outstanding and is based on historical data and expected holding periods. The maximum contractual term of stock-based option awards is ten years. The Company issues shares of its common stock upon the exercise of stock-based option awards out of its reserve established for its Amended and Restated 2018 Stock Option Incentive Plan.

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

For restricted stock share-based awards that contain a market condition, the probability of satisfying the market condition is considered in the estimate of grant-date fair value and previously recorded compensation expense is not reversed if the market condition is never met. The fair value of restricted stock awards granted in 2023, 2022 and 2021 with market-based performance conditions was determined based on a Monte Carlo simulation, which calculates a range of possible outcomes and the probabilities that they will occur, using the following average key assumptions:

	2023	2022	2021
Expected volatility	62.9%	57.5%	48.2%
Beta	0.92	0.93	0.79
Risk free interest rate	4.60%	1.45%	0.22%

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

Recent Accounting Pronouncements

The following accounting standard will be adopted in future periods:

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the CODM and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in the Company including the additional required disclosures when adopted. The Company is currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2024.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in the Company's consolidated financial statements, once adopted.

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

Preferred Stock

In April 1994, the Company’s Board authorized 30 million shares of “blank check” preferred stock. The Board is authorized to determine the rights and privileges of any future issuance of preferred stock such as voting and dividend rights, liquidation privileges, redemption rights and conversion privileges. As of December 31, 2023 and 2022, there were no shares of preferred stock outstanding.

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

Prospectus Supplement

On December 28, 2023, in connection with the shelf registration, the Company filed with the SEC a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $300 million through sales agents. Sales of shares of GEO's common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, will be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the year ended December 31, 2023.

Noncontrolling Interests

The Company includes the results of operations and financial position of SACM or the “joint venture”, its majority-owned subsidiary, in its consolidated financial statements. SACM was established in 2001 to operate correctional centers in South Africa. The joint venture currently provides security and other management services for the Kutama Sinthumule Correctional Centre in the Republic of South Africa under a 25-year management contract which commenced in February 2002. The Company’s and the joint venture partner’s shares in the profits of the joint venture are 88.75% and 11.25%, respectively. There were no changes in the Company’s ownership percentage of the consolidated subsidiary during the years ended December 31, 2023, 2022 and 2021.

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

The Company recognized compensation expense related to the Company plan for the years ended December 31, 2023, 2022 and 2021 as follows (in thousands):

	2023	2022	2021
Stock option plan expense	$631	$552	$760
Restricted stock expense	$14,433	$15,652	$18,439

Stock Options

A summary of the activity of the Company’s stock options is presented below:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Options outstanding at January 1, 2023	1,885	$18.03	5.93	$2,374
Granted	362	9.07
Exercised	(36)	6.76
Forfeited/Canceled	(173)	14.60
Options outstanding at December 31, 2023	2,038	$16.94	5.48	$2,558
Options vested and expected to vest at December 31, 2023	1,979	$17.20	5.39	$2,390
Options exercisable at December 31, 2023	1,349	$21.30	4.11	$617

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2023 and the exercise price, times the number of shares that are “in the money”) that would have been received by the option holders had all option holders exercised their options on December 31, 2023. This amount changes based on the fair value of the Company’s stock.

The following table summarizes information relative to stock option activity during the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Intrinsic value of options exercised	$94	$24	$-
Fair value of shares vested	$519	$600	$925

The following table summarizes information about the exercise prices and related information of stock options outstanding under the Company plans at December 31, 2023:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price
	(In thousands)
0-18.23	1,058	7.62	$9.42	369	6.60	$11.33
18.24-22.26	418	3.03	$20.94	418	3.03	$20.94
22.27-29.39	338	3.35	$25.35	338	3.35	$25.35
29.40-45.00	224	3.15	$32.27	224	3.15	$32.27
Total	2,038	5.48	$16.94	1,349	4.11	$21.30

The weighted average grant date fair value of options granted during the year ended December 31, 2023, 2022 and 2021 was $4.53, $2.49 and $0.79 per share, respectively. There were 0.4 million, 0.3 million and 0.5 million options granted during the year ended December 31, 2023, 2022 and 2021, respectively.

The following table summarizes the status of non-vested stock options as of December 31, 2023 and changes during the year ended December 31, 2023:

	Number of Shares	Wtd. Avg. Grant Date Fair Value
	(In thousands)
Options non-vested at January 1, 2023	472	$1.89
Granted	362	4.53
Vested	(251)	2.07
Forfeited	(173)	14.60
Options non-vested at December 31, 2023	410	$2.95

As of December 31, 2023, the Company had $1.5 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.9 years.

Restricted Stock

During the year ended December 31, 2023, the Company granted 1,758,455 shares of restricted stock to certain employees and executive officers. Of these awards, 422,121 are market and performance-based awards that will be forfeited if the Company does not achieve certain annual metrics during 2023, 2024 and 2025. The fair value of restricted stock awards, which do not contain a market-based condition, is determined using the closing price of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period. Generally, the restricted stock awards vest in equal increments over either a three or four-year period.

The vesting of market and performance-based restricted stock grants awarded in 2023 are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the shares of restricted stock ("TSR Target Award") can vest at the end of a three-year performance period if GEO meets certain total shareholder return ("TSR") performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2023 to December 31, 2025 and (ii) up to 50% of the shares of restricted stock ("ROCE Target Award") can vest at the end of a three-year period if GEO meets certain return on capital employed ("ROCE") performance targets over a three year period from January 1, 2023 to December 31, 2025. These market and performance awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the market and performance-based awards is based on the target awards for both metrics.

During the year ended December 31, 2022, the Company granted 1,835,592 shares of restricted stock to certain employees and executive officers. Of these awards, 1,025,000 are market and performance-based awards that will be forfeited if the Company does not achieve certain annual metrics over a three-year period from January 1, 2022 to December 31, 2024.

The vesting of the market and performance-based restricted stock grants awarded in 2022 are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the TSR Target Award can vest at the end of a three-year performance period if GEO meets certain TSR performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2022 to December 31, 2024; and (ii) up to 50% of the ROCE Target Award can vest at the end of a three-year performance period if

GEO meets certain ROCE performance targets over a three year period from January 1, 2022 to December 31, 2024. These market and performance-based awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the market and performance-based awards is based on the target awards for both metrics.

During the year ended December 31, 2021, the Company granted approximately 1,551,000 shares of restricted stock to its executive officers and to certain senior employees. Of these awards, 919,000 are market and performance-based awards that will be forfeited if the Company does not achieve certain annual metrics over a three-year period from January 1, 2021 to December 31, 2023.

The vesting of the market and performance-based restricted stock grants awarded in 2021 are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the TSR Target Award can vest at the end of a three-year performance period if GEO meets certain TSR performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2021 to December 31, 2023; and (ii) up to 50% of the ROCE Target Award can vest at the end of a three-year period if GEO meets certain ROCE performance targets over a three year period from January 1, 2021 to December 31, 2023. Certain of these performance-based restricted stock grants can vest over a one-year period if GEO meets certain performance targets, as mentioned above, over a three-year period from January 1, 2021 to December 31, 2023. These market and performance-based awards can vest at the end of the three-year performance period at between 0% and 200% of the target awards for both metrics. The number of shares shown for the performance-based awards is based on the target awards for both metrics.

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

The metric related to ROCE is considered to be a performance condition. For share-based awards that contain a performance condition, the achievement of the targets must be probable before any share-based compensation expense is recorded. The Company reviews the likelihood of which target in the range will be achieved and if deemed probable, compensation expense is recorded at that time. If subsequent to the initial measurement there is a change in the estimate of the probability of meeting the performance condition, the effect of the change in the estimated quantity of awards expected to vest is recognized by cumulatively adjusting compensation expense. If ultimately the performance targets are not met, for any awards where vesting was previously deemed probable, previously recognized compensation expense will be reversed in the period in which vesting is no longer deemed probable. During 2023, 2022 and 2021, the Company deemed the achievement of the target award to be probable and there were no significant changes in the estimated quantity of awards expected to vest. The fair value of these awards was determined based on the closing price of the Company's common stock on the date of grant.

The following table summarizes the status of restricted stock awards as of December 31, 2023 and changes during the year ended December 31, 2023:

	Shares	Wtd. Avg. Grant Date Fair value
	(In thousands)
Restricted stock outstanding at January 1, 2023	3,595	$8.29
Granted	1,758	9.16
Vested	(1,252)	11.57
Forfeited/Canceled	(102)	8.55
Restricted stock outstanding at December 31, 2023	3,999	$7.78

As of December 31, 2023, the Company had $16.4 million of unrecognized compensation cost that is expected to be recognized over a weighted average period of 2.4 years.

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

The Amended ESPP is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Amended ESPP are made on the last day of each month. During the years ended December 31, 2023, 2022 and 2021, 20,630, 25,573 and 42,627 shares of common stock, respectively, were issued in connection with the Plan.

4.
Earnings Per Share

Basic earnings per share of common stock is computed by dividing the net income attributable to The GEO Group, Inc. available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income attributable to The GEO Group, Inc. available to common stockholders represents net income attributable to The GEO Group, Inc. reduced by an allocation of earnings to participating securities. The 6.50% Exchangeable Notes due 2026, which contain non-forfeitable rights to dividends declared and paid on the shares of common stock, are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Diluted EPS is calculated under the if-converted method and the two-class method for each class of shareholders using the weighted average number of shares attributable to each class. The calculation that results in the lowest diluted earnings per share amount for common stock is reported in the Company’s financial statements. The if-converted method includes the dilutive effect of potential common shares related to the 6.50% Exchangeable Notes due 2026, if any. Basic and diluted earnings per share were calculated for the years ended December 31, 2023, 2022 and 2021 as follows (in thousands, except per share data):

Fiscal Year	2023	2022	2021
	(In thousands, except per share data)
Net Income	$107,183	$171,692	$77,233
Loss attributable to noncontrolling interests	142	121	185
Less: Undistributed income allocable to participating securities	(18,223)	(29,346)	(6,982)
Net income attributable to The GEO Group, Inc. available to common stockholders	$89,102	$142,467	$70,436
Basic earnings per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	121,908	121,040	120,384
Per share amount - basic	$0.73	$1.18	$0.59
Diluted earnings per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	121,908	121,040	120,384
Dilutive effect of equity incentive plans	1,790	1,241	348
Weighted average shares assuming dilution	123,698	122,281	120,732
Per share amount - diluted	$0.72	$1.17	$0.58

For the year ended December 31, 2023, 1,560,715 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. For the same period, 201,946 common stock equivalents from restricted shares were anti-dilutive and excluded from the computation of diluted EPS.

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

On February 24, 2021, the Company’s wholly owned subsidiary, GEO Corrections Holdings, Inc. (“GEOCH”), completed a private offering of $230 million aggregate principal amount of 6.50% Exchangeable Senior Unsecured Notes due 2026. Refer to Note 11 – Debt for additional information. As of December 31, 2023, conditions had not been met to exchange the 6.50% Exchangeable Notes due 2026 into shares of the Company’s common stock. Approximately 24.9 million shares of potential common stock associated with the conversion option embedded in the convertible notes were excluded from the computation of EPS for the years ended December 31, 2023, 2022 and 2021 as the Company’s average stock price during the period was lower than the exchange price.

5.
Property and Equipment

Property and equipment consist of the following at fiscal year-end:

	Useful Life	2023	2022
	(Years)	(In thousands)
Land	—	$119,969	$120,970
Buildings and improvements	2 to 50	2,314,018	2,291,710
Leasehold improvements	1 to 29	276,596	273,233
Equipment	3 to 10	239,825	239,188
Furniture, fixtures and computer software	1 to 7	75,370	72,154
Facility construction in progress	—	23,938	26,606
Total		$3,049,716	$3,023,861
Less accumulated depreciation and amortization		(1,105,438)	(1,021,840)
Property and equipment, net		$1,944,278	$2,002,021

The Company amortizes its leasehold improvements over the shorter of their estimated useful lives or the terms of the leases including renewal periods that are reasonably assured. The Company’s construction in progress primarily consists of new construction and renovations to facilities that are owned by the Company. There was no Interest capitalized in property and equipment for the years ended December 31, 2023 and 2022.

Depreciation expense was $111.0 million, $111.6 million and $109.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

At December 31, 2023 and 2022, the Company had $20.5 million of assets recorded under finance leases related to land, buildings and improvements. Finance leases are recorded net of accumulated amortization of $19.3 million and $18.7 million, at December 31, 2023 and 2022, respectively. Depreciation expense related to assets recorded under finance leases for each of the years ended December 31, 2023, 2022 and 2021 was $0.7 million, $1.5 million and $1.7 million, respectively and are included in Depreciation and Amortization in the accompanying consolidated statements of operations.

6.
Derivative Financial Instruments

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

In August 2019, the Company entered into two interest rate swap agreements in the aggregate notional amount of $44.3 million to fix the interest rate on certain of its variable rate debt to 4.22%. The Company has designated these interest rate swaps as hedges against changes in the cash flows of two identical promissory notes (the "Notes") which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the Notes and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in fair value of the interest rate swaps as accumulated other comprehensive income (loss), net of applicable taxes. Total unrealized gain (loss) recorded in total other comprehensive income (loss), net of tax, related to these cash flow hedges was $(0.6) million, $6.2 million and $2.2 million during the years ended December 31, 2023, 2022 and 2021, respectively. The total fair value of the swap assets as of December 31, 2023 and 2022 was $3.8 million and $4.6 million, respectively, and is recorded as a component of Other Non-Current assets within the accompanying balance sheet. There was no material ineffectiveness for the period presented. The Company does not expect to enter into any transactions during the next twelve months which would result in reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss). Refer to Note 11 - Debt for additional information.

7.
Goodwill and Other Intangible Assets, Net

The Company has recorded goodwill as a result of its various business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company’s goodwill balances recognized during the years ended December 31, 2023 and 2022 were as follows (in thousands):

	1/1/2023	Foreign currency translation	12/31/2023
U.S. Secure Services	$316,366	$—	$316,366
Electronic Monitoring and Supervision Services	289,570	—	289,570
Reentry Services	148,873	—	148,873
International Services	390	-	390
Total Goodwill	$755,199	$—	$755,199

	1/1/2022	Foreign currency translation	12/31/2022
U.S. Secure Services	$316,366	$—	$316,366
Electronic Monitoring and Supervision Services	289,570	—	289,570
Reentry Services	148,873	—	148,873
International Services	416	(26)	390
Total Goodwill	$755,225	$(26)	$755,199

Intangible assets consisted of the following as of December 31, 2023 and 2022 (in thousands):

	Weighted	December 31, 2023			December 31, 2022
	Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	16.3	$223,781	$(133,095)	$90,686	$308,350	$(206,367)	$101,983
Technology	7.3	33,700	(33,700)	—	33,700	(33,195)	505
Trade names	Indefinite	45,200	—	45,200	45,200	—	45,200
Total acquired intangible assets		$302,681	$(166,795)	$135,886	$387,250	$(239,562)	$147,688

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

Amortization expense was $11.8 million, $18.4 million and $21.6 million for the years ended December 31, 2023, 2022 and 2021, respectively, and primarily related to the U.S. Secure Services and Reentry Services segments’ amortization of intangible assets for acquired management contracts. The Company relies on its historical experience in determining the useful life of facility management contracts. The Company makes assumptions related to acquired facility management contracts based on the competitive environment for individual contracts, our historical success rates in retaining contracts, the supply of available beds in the market, changes in legislation, the projected profitability of the facilities and other market conditions. As of December 31, 2023, the weighted average period before the next contract renewal or extension for the facility management contracts was approximately 3.1 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the contractual periods.

Estimated amortization expense related to the Company’s finite-lived intangible assets for 2024 through 2028 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
2024	$9,305
2025	9,263
2026	7,166
2027	6,860
2028	6,854
Thereafter	51,238
$90,686

8.
Financial Instruments

The following table provides a summary of the Company’s significant financial assets carried at fair value and measured on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2023
	Carrying Value at December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$51,247	$9,547	$41,700	$—
Marketable equity and fixed income securities	47,382	19,010	28,372	—
Other non-current assets	18,887	—	18,887	—
Interest rate swap derivatives	3,849	—	3,849	—

	Fair Value Measurements at December 31, 2022
	Carrying Value at December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$36,982	$—	$36,982	$—
Marketable equity and fixed income securities	25,939	—	25,939	—
Other non-current assets	18,094	—	18,094	—
Interest rate swap derivatives	4,613	—	4,613	—

The Company’s Level 2 financial instruments included in the tables above as of December 31, 2023 and December 31, 2022 consist of interest rate swap derivative assets/liabilities held by GEO, investments in equity and fixed income mutual funds held in the Company’s captive insurance subsidiary, Florina, the Company's rabbi trust established for employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and other non-current assets which include the cash surrender value of company-owned life insurance policies. The Company's Level 1 financial instruments included in the table above as of December 31, 2023 consist of money market funds held in Florina and money market funds held in the Company's rabbi trust established for its Executive Chairman's retirement account.

The interest rate swap derivative assets are valued using a discounted cash flow model based on projected borrowing rates. The Company's restricted investment in the rabbi trust for The GEO Group, Inc. Non-qualified Deferred Compensation Plan is invested in Company-owned life insurance policies which are recorded at their cash surrender values. These investments are valued based on the underlying investments held in the policies' separate accounts. The underlying assets are equity and fixed income pooled funds. The marketable equity and fixed income securities are valued using quoted rates. The company-owned life insurance policies included in other non-current assets are valued at their cash surrender values.

As of December 23, 2023 and 2022 the Company held certain equity securities within its investments and approximately $1.0 million and $(1.0) million were including as an unrealized holding gain (loss) during the respective periods included within the statement of other comprehensive income. The unrealized holding gain was not significant during the year ended December 31, 2021.

9.
Fair Value of Assets and Liabilities

The Company’s Consolidated Balance Sheets reflect certain financial instruments at carrying value. The following table presents the carrying values of those instruments and the corresponding estimated fair values (in thousands):

	Estimated Fair Value Measurements at December 31, 2023
	Carrying Value as of December 31, 2023	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$93,971	$93,971	$93,971	$—	$—
Restricted cash and investments	65,896	65,896	65,896	—	—
Liabilities:
Borrowings under exchange credit facility	$906,712	$926,445	$—	$926,445	$—
10.500% Public Second Lien Notes due 2028	286,521	293,049	—	293,049	—
9.500% Private Second Lien Notes due 2028	239,142	231,692	—	231,692	—
5.875% Senior Notes due 2024	23,253	22,946	—	22,946	—
6.00% Senior Notes due 2026	110,858	106,541	—	106,541	—
6.50% Exchangeable Senior Notes due 2026	230,000	319,920	—	319,920	—

	Estimated Fair Value Measurements at December 31, 2022
	Carrying Value as of December 31, 2022	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$95,073	$95,073	$95,073	$—	$—
Restricted cash and investments	48,770	48,770	48,770	—	—
Liabilities:
Borrowings under exchange credit facility	$1,113,239	$1,112,183	$—	$1,112,183	$—
10.500% Public Second Lien Notes due 2028	286,521	291,610	—	291,610	—
9.500% Private Second Lien Notes due 2028	239,142	232,627	—	232,627	—
5.875% Senior Notes due 2024	23,253	22,997	—	22,997	—
6.00% Senior Notes due 2026	110,858	99,132	—	99,132	—
6.50% Exchangeable Senior Notes due 2026	230,000	327,872	—	327,872

The fair values of the Company’s cash and cash equivalents, and restricted cash and investments approximates the carrying values of these assets at December 31, 2023 and December 31, 2022. Restricted cash consists of money market funds, bank deposits, commercial paper and time deposits used for asset replacement funds and other funds contractually required to be maintained at the Company's Australian subsidiary. The fair value of the money market funds and bank deposits is based on quoted market prices (Level 1).

As further discussed in Note 11 - Debt, on August 19, 2022, the Company completed an exchange offer to exchange certain of its outstanding 5.125% Senior Notes due 2023, 5.875% Senior Notes due 2024, 6.000% Senior Notes due 2026 and certain revolving credit loans and term loans under its senior secured credit facility into newly issued Senior Second Lien Secured Notes and a new credit facility. The Company utilized a third-party valuation firm to assist with the estimation of the fair values on the date of issuance for the new debt instruments. The fair value of each new debt instrument issued in 2022 on the date of issuance was estimated using a Black-Derman-Toy ("BDT") lattice model. The BDT model is a single factor, stochastic, no arbitrage model that incorporates the issuer's option to prepay a debt instrument if optimal, which occurs when interest rates decline such that the holding value of the instrument exceeds the prepayment price. The significant assumptions used in the BDT model for the new debt instruments were the Secured Overnight Financing Rate Data ("SOFR") forward rates (ranging from 2.30% to 3.61%), the risk-free rate curve based on U.S. Treasury rates (ranging from 2.23% to 3.44%), the yield volatility (ranging from 20% to 27%) and the credit spreads of the new debt instruments (ranging from 4.78% to 8.49%). On August 19, 2022, the date of the closing of the exchange offer, the new debt instruments were valued using Level 3 instruments as they were based on unobservable inputs. As of December 31, 2023 and 2022, the new debt instruments were valued based on observable inputs through corroboration with observable market data and are therefore classified as Level 2. Refer to Note 11 - Debt for the estimated fair values of the new debt instruments at time of issuance and related premiums/discounts.

As of December 31, 2023, the recurring fair values of the Company's 10.500% Public Second Lien Notes due 2028 and the 9.500% Private Second Lien Notes due 2028 are based on level 2 inputs using quotations by major market news services, such as Bloomberg. The fair value of the Company's exchange credit facility was also based on quotations by major market new services and also estimates of trading value considering the Company's borrowing rate, the undrawn spread and similar instruments.

As of December 31, 2023 and December 31, 2022, the fair values of the Company's "5.875% Senior Notes due 2024", 6.00% Senior Notes, the 5.125% Senior Notes and the 6.50% Exchangeable Notes due 2026 are based on level 2 inputs by major market news services. The 5.125% Senior Notes were paid off in full prior to September 30, 2022. The fair values of the Company's non-recourse debt related to the Company’s Australian subsidiaries was estimated based on market prices of similar instruments. The fair value of borrowings under the exchange credit facility is based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.

10.
Accrued Expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	2023	2022
Accrued interest	$34,275	$27,447
Accrued other compensation	21,249	33,475
Accrued insurance	71,217	81,704
Accrued property and other taxes	63,172	46,169
Accrued legal and professional fees	6,626	12,301
Construction retainage	1,208	865
Other	30,312	35,408
Total	$228,059	$237,369

11.
Debt

Debt consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Exchange Credit Agreement *
Tranche 1 Loans	$791,480	$846,445
Unamortized premium on tranche 1 loans	18,359	25,345
Unamortized debt issuance costs on tranche 1 loans	(17,707)	(22,575)
Tranche 2 Loans	115,232	236,794
Unamortized discount on tranche 2 loans	(1,136)	(2,922)
Unamortized debt issuance costs on tranche 2 loans	(2,659)	(6,310)
Revolver	-	30,000
Total Exchange Credit Agreement	903,569	1,106,777
10.500% Public Second Lien Notes due 2028
Notes Due in 2028	286,521	286,521
Unamortized discount	(13,386)	(15,457)
Unamortized debt issuance costs	(7,237)	(7,811)
Total 10.500% Public Second Lien Notes due 2028	265,898	263,253
9.500% Private Second Lien Notes due 2028
Notes Due in 2028	239,142	239,142
Unamortized discount	(19,843)	(22,524)
Unamortized debt issuance costs	(6,236)	(6,551)
Total 9.500% Private Second Lien Notes due 2028	213,063	210,067
6.50% Exchangeable Senior Notes:
Notes Due in 2026	230,000	230,000
Unamortized debt issuance costs	(4,595)	(6,489)
Total 6.50% Exchangeable Senior Notes Due in 2026	225,405	223,511
6.00% Senior Notes:
Notes Due in 2026	110,858	110,858
Unamortized debt issuance costs	(557)	(776)
Total 6.00% Senior Notes Due in 2026	110,301	110,082
5.875% Senior Notes:
Notes Due in 2024	23,253	23,253
Unamortized debt issuance costs	(44)	(96)
Total 5.875% Senior Notes Due in 2024	23,209	23,157
Finance Lease Obligations	1,280	1,977
Other debt	39,208	40,323
Total debt	1,781,933	1,979,147
Current portion of finance lease obligations, long-term debt and non-recourse debt	(55,882)	(44,722)
Finance Lease Obligations, long-term portion	(549)	(1,280)
Long-Term Debt	$1,725,502	$1,933,145

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

The transactions were accounted for as an extinguishment of the revolving credit loan and term loans with the new Tranche 1, 2 and 3 Loans recorded at fair value. The Company used a third-party valuation firm to assist with the estimation of the fair values which were determined to be $884.6 million, $233.7 million and $43.6 million for the Tranche 1 Loans, Tranche 2 Loans and Tranche 3 Loans, respectively, resulting in a $27.4 million premium, $3.1 million discount and $1.6 million discount, respectively, at issuance. Refer to Note 9 - Fair Value of Assets and Liabilities for discussion on the valuation methodology and assumptions used to estimate the fair value. The premium and discounts are being amortized as non-cash interest expense over the terms of the Tranche 1, 2 and 3 Loans using the effective interest method. As a result, the Company recorded a net loss on extinguishment of debt of approximately $13.1 million and $50.9 million related to the revolving credit loans and term loans, respectively, during the year ended December 31, 2022. The net loss on extinguishment of debt represented the difference between the carrying values that were exchanged (including unamortized debt issuance costs) and the fair value of the Tranche 1, 2 and 3 Loans.

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

Refinancing Revolving Credit Commitments Amendment

On December 14, 2023, the Company entered into and closed on the Amendment by and among each of GEO and GEO Corrections Holdings, Inc., as the Borrowers, the other loan parties named therein, the lender parties thereto and Alter Domus Products Corp., as administrative agent, to its Credit Agreement. The Amendment refinanced all of GEO’s outstanding revolving credit facility commitments under the Credit Agreement and under GEO’s Prior Credit Agreement.

The Amendment provides for approximately $265 million in refinancing revolving credit commitments maturing on March 23, 2027. Prior to the Amendment, a portion of the Company’s revolving credit commitments matured on May 17, 2024, and the balance of the Company’s revolving credit commitments matured on March 23, 2027. The Amendment further provides that interest will accrue on outstanding revolving credit loans at a rate with a reference to GEO’s total leverage ratio. Currently, revolving credit loans accruing interest at a SOFR based rate would accrue interest at the term SOFR rate for the applicable period plus 3.00% per annum. All other terms governing the refinancing revolving credit commitments remain substantially consistent with those governing the revolving credit commitments being refinanced. GEO currently has no outstanding borrowings under its revolving credit facility, as amended.

As a result of the refinancing transaction, the Company incurred approximately $2.4 million of debt issuance fees which are being amortized over the term of the Amendment using the effective interest method. The Company also wrote-off approximately $4.2 million in existing deferred loan costs to loss on extinguishment of debt as a result of the transaction.

As of December 31, 2023, the Company had no borrowings under its revolver, and approximately $75.8 million in letters of credit which left approximately $189.2 million in additional borrowing capacity under the revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of December 31, 2023 was 12.35%.

5.125% Senior Notes due 2023 and 5.875% Senior Notes due 2024

The Company exchanged $100.6 million and $178.3 million principal amounts of its 5.125% Senior Notes due 2023 and 5.875% Senior Notes due 2024, respectively, for newly issued $286.5 million 10.500% Senior Second Lien Secured Notes maturing on June 30, 2028 ("New Registered Notes") and, if elected, cash upon the terms and subject to the conditions set forth in the prospectus. Holders of the 5.125% Senior Notes due 2023 could elect cash and new notes at 100% par or new notes only at 105% par. Holders of the 5.875% Senior Notes due 2024 could elect cash and new notes at 100% par or new notes only at 103% par. The transactions were accounted for as an extinguishment of the 5.125% Senior Notes due 2023 and the 5.875% Senior Notes due 2024, with the New Registered Notes recorded at fair value on the issuance date. The Company used a third-party valuation firm to assist with the estimation of the fair value which was determined to be $270.4 million resulting in a $16.2 million discount at issuance. Refer to Note 9 - Fair Value of Assets and Liabilities for discussion on the valuation methodology and assumptions used to estimate the fair value. The discount is being amortized as non-cash interest expense over the term of the New Registered Notes using the effective interest method. As a result, the Company recorded a net gain on extinguishment of debt of $7.2 million related to the 5.125% Senior Notes due 2023 and the 5.875% Senior Notes due 2024 which represented the difference between the carrying values that were exchanged (including unamortized debt issuance costs) and the fair value of the New Registered Notes. After the transactions, there was approximately $125.7 million and $23.3 million remaining in outstanding principal on the 5.125% Senior Notes due 2023 and the 5.875% Senior Notes due 2024, respectively. Subsequent to the transaction, the remaining balance of the 5.125% Senior Notes due 2023 was deposited on account with the Trustee and the Indenture was discharged. On October 6, 2022, the 5.125% Senior Notes due 2023 were redeemed in full. The 5.875% Senior Notes due 2024 will be redeemed in full effective March 2024. Refer to Note 17 - Subsequent Events for further information.

6.00% Senior Notes due 2026

The Company exchanged $239.1 million principal amount of its 6.000% Senior Notes due 2026 for newly issued $239.1 million 9.500% Senior Second Lien Secured Notes maturing on December 31, 2028 ("New Private Notes"). The transaction was accounted for as an extinguishment of the 6.00% Senior Notes due 2026, with the New Private Notes recorded at fair value on the issuance date. The Company used a third-party valuation firm to assist with the estimation of the fair value which was determined to be $215.7 million resulting in a $23.4 million discount at issuance. Refer to Note 9 - Fair Value of Assets and Liabilities for discussion on the valuation methodology and assumptions used to estimate the fair value. The discount is being amortized as non-cash interest expense over the term of the Private Notes due 2028 using the effective interest method. As a result, the Company recorded a net gain on extinguishment of debt of $21.6 million related to the 6.00% Senior Notes due 2026 which represented the difference between the carrying value that was exchanged (including unamortized debt issuance costs) and the fair value of the New Private Notes. After the transaction, there was approximately $110.9 million remaining in outstanding principal on the 6.00% Senior Notes due 2026.

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

Debt Issuance Fees

As a result of the exchange offer related transactions discussed above, during the year ended December 31, 2022, the Company incurred a total of approximately $52.8 million of debt issuance fees which were allocated to the new revolving credit commitments, new Tranche 1, 2 and 3 Loans, New Registered Notes and New Private Notes based on their fair values at date of issuance. The debt issuance fees are being amortized over the terms of the respective agreements using the effective interest method.

As a result of the repayment of the remaining principal balance of Term Loan B, the 5.125% Senior Notes due 2023 and the newly issued Tranche 3 Loans as discussed further above, during the year ended December 31, 2022, the Company wrote off an additional $2.3 million in deferred loan costs to loss on extinguishment of debt.

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

Subject to certain restrictions on share ownership and transfer, holders may exchange the Convertible Notes at their option prior to the close of business on the business day immediately preceding November 25, 2025, but only under the following circumstances: (1) during the five consecutive business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the exchange rate for the Convertible Notes on each such trading day; or (2) upon the occurrence of certain specified corporate events. On or after November 25, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders may exchange their Convertible Notes at any time, regardless of the foregoing circumstances. Upon exchange of a Convertible Note, GEO will pay or deliver, as the case may be, cash or a combination of cash and shares of the Company’s common stock. As of December 31, 2023, conditions had not been met to exchange the Convertible Notes.

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

Because the Company currently intends to settle conversions by paying cash up to the principal amount of the Convertible Notes, with any excess conversion value settled in shares of common stock, the Convertible Notes are being accounted for using the net settlement method (or treasury stock-type method) for the purposes of calculating diluted earnings per share. Using this method, the denominator will be affected when the average share price of the Company's common stock for a given period is greater than the conversion price of approximately $9.225 per share. There was no dilutive impact for the years ended December 31, 2023 and 2022.

Other

In August of 2019, the Company entered into two identical Notes in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the Notes are through September 1, 2034 and bear interest at SOFR plus 205 basis points and are payable in monthly installments plus interest. The Company has entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at December 31, 2023 is $0.5 million of deferred loan costs incurred in the transaction. Refer to Note 6 - Derivative Financial Instruments for further information.

Debt Repayment

Debt repayment schedules under Finance Lease Obligations, Long-Term Debt, Term Loans and the Exchange Credit Agreement are as follows:

Fiscal Year	Finance Leases	Long-Term Debt	Revolver	Term Loans	Total Repayment
	(In thousands)
2024	$759	$24,417	$—	$30,734	$55,910
2025	536	1,275	—	42,859	44,670
2026	29	342,180	—	42,859	385,068
2027	—	1,393	—	790,260	791,653
2028	—	527,112	—	—	527,112
Thereafter	—	33,141	—	—	33,141
	1,324	929,518	—	906,712	1,837,554
Interest imputed on finance leases	(44)	—	—	—	(44)
Original issue (discount) premium	—	(33,229)	—	17,223	(16,006)
Current portion	(731)	(24,417)	—	(30,734)	(55,882)
Non-current portion	$549	$871,872	$—	$893,201	$1,765,622

Guarantees

The Company has entered into certain guarantees in connection with the performance of a facility in Australia. The obligations amounted to approximately AUD53.1 million, or $36.2 million, based on exchange rates in effect as of December 31, 2023.

At December 31, 2023, the Company also had five letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $9.1 million.

Except as discussed above, the Company does not have any off-balance sheet arrangements.
12.
Leases

The Company has operating and finance leases for facilities, ground leases, office space, computers, copier equipment and transportation vehicles that have remaining lease terms of one year to seventy-seven years, some of which include options to extend the lease for up to ten years.

Lease related assets and liabilities are recorded on the balance sheet as follows (in thousands):

	Classification on the Balance Sheet	December 31, 2023	December 31, 2022
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$102,204	$90,950
Finance lease assets	Property and Equipment, Net	1,205	1,895
Total lease assets		$103,409	$92,845

Liabilities
Current
Operating	Operating lease liabilities, current portion	$24,640	$22,584
Finance [1]	Current portion of finance liabilities, long-term debt and non-recourse debt	731	697
Noncurrent
Operating	Operating Lease Liabilities	82,114	73,801
Finance [1]	Other Non-Current Liabilities	549	1,280
Total lease liabilities		$108,034	$98,362

[1] Also refer to Note 11 - Debt.

Certain information related to the lease costs for finance and operating leases is presented as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating lease cost	$34,262	$37,362
Finance lease cost:
Amortization of right-of-use assets	691	1,525
Interest on lease liabilities	62	119
Total finance lease cost	753	1,644
Short-term lease cost	10,865	4,869
Total lease cost	$45,880	$43,875
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$34,933	$37,836
Operating cash flows for finance leases	$65	$1,262
Financing activities for finance leases	$694	$726
Right-of-use assets obtained in exchange for new operating lease liabilities	$35,233	$11,697
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—
Weighted average remaining lease term:
Operating leases	5.9 years	6.3 years
Finance leases	1.8 years	2.8 years
Weighted average discount rate:
Operating leases	6.27%	3.90%
Finance leases	3.90%	4.00%

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities and finance lease liabilities recorded on the balance sheet as of December 31, 2023 (in thousands).

	Operating Leases	Finance Leases
2024	$32,669	$759
2025	27,103	536
2026	20,450	29
2027	16,817	—
2028	12,062	—
Thereafter	19,401	—
Total minimum lease payments	128,502	1,324
Less: amount of lease payment representing interest	(21,748)	(44)
Present value of future minimum lease payments	106,754	1,280
Less: current obligations under leases	(24,640)	(731)
Long-term lease obligations	$82,114	$549

13.
Benefit Plans

The Company’s employees participate in an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code that covers substantially all U.S. based salaried employees. Employees may contribute a percentage of eligible compensation to the plan, subject to certain limits under the Internal Revenue Code. For the years ended December 31, 2023, 2022 and 2021, the Company provided matching contributions of $8.5 million, $7.2 million and $7.3 million, respectively.

The Company has two non-contributory defined benefit pension plans covering certain of the Company’s executives. Retirement benefits are based on years of service, employees’ average compensation for the last five years prior to retirement and social security benefits. Currently, the plans are not funded. The Company purchased and is the beneficiary of life insurance policies for certain participants enrolled in the plans. There were no significant transactions between the employer or related parties and the plans during 2023, 2022 or 2021.

The Company had a non-qualified deferred compensation agreement with its Executive Chairman. The agreement provided for a lump sum payment upon retirement, no sooner than age 55. As of December 31, 2023, the Executive Chairman had reached age 55 and was eligible to receive the payment upon retirement.

The Company and its Executive Chairman entered into on May 27, 2021, and effective July 1, 2021, an Amended and Restated Executive Retirement Agreement. Pursuant to the terms of the Amended and Restated Executive Retirement Agreement, upon the date that the Executive Chairman ceases to provide services to the Company, the Company will pay to the Executive Chairman an amount equal to $3,600,000 which shall be paid in cash. The payment shall be credited with interest at a rate of 5% compounded quarterly. Additionally, at the end of each calendar year provided that the Executive Chairman is still providing services to GEO pursuant to the Executive Chairman Employment Agreement, GEO will credit an amount equal to $1,000,000 (the "Employment Contributions Account"). The Employment Contributions Account will be credited with interest at the rate of 5% compounded quarterly. As the Executive Chairman's retirement payment will no longer be settled with a fixed number of shares of GEO’s common stock (as per the Executive Chairman's former retirement agreement), $3,600,000 has been reclassified from equity to other non-current liabilities in 2021. The balance of the Amended and Restated Executive Retirement Agreement was approximately $9.6 million at December 31, 2023 which is fully funded. On November 29, 2023, the Company confirmed that the Company's Founder and Executive Chairman, will step down as Executive Chairman on June 30, 2026, at the end of his current employment term under his Executive Chairman Employment Agreement. Refer to Note 16 - Commitments, Contingencies and Other Matters for further information. The following table presents the balance due to the Executive Chairman at the end of the next two and a half years under the Amended and Restated Executive Retirement Agreement provided that the Executive Chairman is still providing services to the Company under his Executive Chairman Employment Agreement:

Period End	Retirement Obligation
(In thousands)
12/31/2024	$12,617
12/31/2025	$16,336
6/30/2026	$18,010

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

	December 31, 2023	December 31, 2022
Accumulated Benefit Obligation, End of Year	$23,882	$21,612

Change in Projected Benefit Obligation
Projected Benefit Obligation, Beginning of Year	$26,207	$31,830
Service Cost	745	1,118
Interest Cost	1,345	962
Actuarial Gain	421	(6,710)
Benefits Paid	(928)	(993)
Projected Benefit Obligation, End of Year	$27,790	$26,207
Change in Plan Assets
Plan Assets at Fair Value, Beginning of Year	$—	$—
Company Contributions	928	993
Benefits Paid	(928)	(993)
Plan Assets at Fair Value, End of Year	$—	$—
Unfunded Status of the Plan	$(27,790)	$(26,207)
Amounts Recognized in Accumulated Other Comprehensive Income
Net Loss	(90)	(511)
Total Pension Cost	$(90)	$(511)

	2023	2022
Components of Net Periodic Benefit Cost
Service Cost	$745	$1,118
Interest Cost	1,345	962
Amortization of:
Net Loss	—	431
Net Periodic Pension Cost	$2,090	$2,511
Weighted Average Assumptions for Expense
Discount Rate	5.00%	5.20%
Expected Return on Plan Assets	N/A	N/A
Rate of Compensation Increase	4.40%	4.40%

The long-term portion of the pension liability related to the defined benefit plan as of December 31, 2023 and 2022 was $27 million and $25.4 million, respectively, and is included in Other Non-Current liabilities in the accompanying consolidated balance sheets.

The amount included in accumulated other comprehensive income as of December 31, 2023 that has not yet been recognized as a component of net periodic benefit cost is $0.1 million. There was no amount included in other accumulated comprehensive income as of December 31, 2023 that is expected to be recognized as a component of net periodic benefit cost in fiscal year 2024.

The benefit payments reflected in the table below represent the Company’s obligations to employees that are eligible for retirement or have already retired and are receiving deferred compensation benefits:

Fiscal Year	Pension Benefits
(In thousands)
2024	$1,029
2025	1,104
2026	1,315
2027	1,525
2028	1,675
Thereafter	21,142
$27,790

The Company also maintains The GEO Group Inc. Deferred Compensation Plan (“Deferred Compensation Plan”), a non-qualified deferred compensation plan for employees who are ineligible to participate in its qualified 401(k) plan. Eligible employees may defer a fixed percentage of their salary and the Company matches employee contributions up to a certain amount based on the employee’s years of service. Payments will be made at retirement age of 65, at termination of employment or earlier depending on the employees’ elections. The Company established a rabbi trust; the purpose of which is to segregate the assets of the Deferred Compensation Plan from the Company’s cash balances. The funds in the rabbi trust are included in Restricted Cash and Investments in the accompanying Consolidated Balance Sheets. These funds are not available to the Company for any purpose other than to fund the Deferred Compensation Plan; however, these funds may be available to the Company’s creditors in the event the Company becomes insolvent. The rabbi trust had a balance of approximately $41.7 million at December 31, 2023. All employee and employer contributions relative to the Deferred Compensation Plan are made directly to the rabbi trust. The Company recognized expense related to its contributions of $0.7 million, $0.7 million and $0.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. The total liability for this plan at December 31, 2023 and 2022 was approximately $38.6 million and $32.3 million, respectively, and is included in Other Non-Current Liabilities in the accompanying Consolidated Balance Sheets. The current portion of this liability was $2.8 million and $1.8 million as of December 31, 2023 and 2022, respectively.

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

The U.S. Secure Services segment primarily encompasses U.S.-based secure services business. The Electronic Monitoring and Supervision Services segment, which conducts its services in the United States, represents services provided to adults for monitoring services and evidence-based supervision and treatment programs for community-based parolees, probationers, and pretrial defendants. The Reentry Services segment, which conducts its services in the United States represents services provided to adults for residential and non-residential treatment, educational and community-based programs, pre-release and half-way house programs. The International Services segment primarily consists of secure services operations in South Africa and Australia. Segment disclosures below (in thousands) reflect the results of continuing operations. All transactions between segments are eliminated. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Fiscal Year	2023	2022	2021
Revenues:
U.S. Secure Services	$1,518,292	$1,437,831	$1,488,936
Electronic Monitoring and Supervision Services	425,879	496,268	278,934
Reentry Services	275,102	255,428	274,893
International Services	193,894	187,200	213,849
Total revenues	$2,413,167	$2,376,727	$2,256,612
Capital Expenditures:
U.S. Secure Services	$48,270	$52,613	$23,780
Electronic Monitoring and Supervision Services	17,434	31,354	29,504
Reentry Services	4,403	3,181	14,675
International Services	2,895	2,878	1,435
Total capital expenditures	$73,002	$90,026	$69,394
Depreciation and amortization:
U.S. Secure Services	$78,917	$80,600	$83,721
Electronic Monitoring and Supervision Services	28,053	31,838	30,422
Reentry Services	16,588	18,416	18,773
International Services	2,226	2,071	2,261
Total depreciation and amortization	$125,784	$132,925	$135,177
Operating Income:
U.S. Secure Services	$269,989	$280,818	$292,925
Electronic Monitoring and Supervision Services	212,903	238,194	127,070
Reentry Services	48,735	42,923	50,128
International Services	11,528	18,982	22,266
Operating income from segments	$543,155	$580,917	$492,389
General and Administrative Expenses	(190,766)	(196,972)	(204,306)
Total operating income	$352,389	$383,945	$288,083

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates, in each case, during the years ended December 31, 2023, 2022 and 2021, respectively.

Fiscal Year Ended	2023	2022	2021
	(In thousands)
Operating income from segments	$543,155	$580,917	$492,389
Unallocated amounts:
General and administrative expense	(190,766)	(196,972)	(204,306)
Net interest expense	(210,500)	(148,562)	(105,453)
Gain (loss) on extinguishment of debt	(8,532)	(37,895)	4,693
Net gain on disposition of assets	4,691	32,332	5,499
Income before income taxes and equity in earnings of affiliates	$138,048	$229,820	$192,822

	2023	2022
	(In thousands)
Segment assets:
U.S. Secure Services	$2,390,803	$2,371,146
Electronic Monitoring and Supervision Services	511,984	536,291
Reentry Services	478,124	572,154
International Services	77,005	66,023
Total segment assets	$3,457,916	$3,545,614

Asset Reconciliation

The following is a reconciliation of the Company’s reportable segment assets to the Company’s total assets as of December 31, 2023 and 2022, respectively.

	2023	2022
	(In thousands)
Reportable segment assets	$3,457,916	$3,545,614
Cash	93,971	95,073
Deferred income tax assets	8,551	8,005
Restricted cash and investments, current and non-current	135,968	111,691
Total assets	$3,696,406	$3,760,383

Geographic Information

During each of the years ended December 31, 2023, 2022 and 2021, the Company’s international operations were conducted through (i) the Company’s wholly owned Australian subsidiary, The GEO Group Australia Pty. Ltd., through which the Company has management contracts for three correctional facilities and a contract to provide health services for several public prisons, (ii) the Company's wholly owned subsidiaries, GEO Ravenhall Finance Holdings Pty. Ltd. and GEO Ravenhall Holdings Pty. Ltd. which, together, had a design and construction contract for a facility in Ravenhall, Australia (these subsidiaries were sold in September 2022), (iii) the Company’s wholly-owned subsidiary in South Africa, SACM, through which the Company manages one correctional facility, and (iv) the Company’s wholly-owned subsidiary in the United Kingdom, The GEO Group UK Ltd., through which the Company managed the Dungavel House Immigration Removal Centre (GEO transitioned the management contract for Dungavel to the government effective September 30, 2021).

Fiscal Year	2023	2022	2021
	(In thousands)
Revenues:
U.S. operations	$2,219,400	$2,189,527	$2,043,157
Australia operations	177,653	168,225	186,980
South African operations	16,114	18,975	19,527
United Kingdom operations	—	—	6,948
Total revenues	$2,413,167	$2,376,727	$2,256,612
Property and Equipment, net:
U.S. operations	$1,933,460	$1,991,968	$2,026,252
Australia operations	10,700	9,961	11,491
South African operations	118	92	102
Total Property and Equipment, net	$1,944,278	$2,002,021	$2,037,845

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

Fiscal Year	2023	2022
	(In thousands)
Revenues:
Secure Services [1]	$1,712,186	$1,625,031
Electronic Monitoring and Supervision Services	425,879	496,268
Reentry Services	275,102	255,428
Total revenues	$2,413,167	$2,376,727

[1] Includes international secured services

Equity in Earnings of Affiliates

Equity in earnings of affiliates for 2023, 2022 and 2021 includes the operating results of the Company’s joint ventures in SACS and GEOAmey. These joint ventures are accounted for under the equity method and the Company’s investments in SACS and GEOAmey are presented as a component of other non-current assets in the accompanying Consolidated Balance Sheets.

The Company has recorded $1.7 million, $2.5 million and $3.6 million in earnings, net of tax impact, for SACS operations during the years ended December 31, 2023, 2022 and 2021, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying Consolidated Statements of Operations. As of December 31, 2023 and 2022, the Company’s investment in SACS was $9.1 million and $10.2 million, respectively. The investment is included in other non-current assets in the accompanying Consolidated Balance Sheets. The Company received dividend distributions of $2.2 million, $1.9 million and $3.1 million, in 2023, 2022 and 2021, respectively, from this unconsolidated joint venture.

The Company has recorded $2.9 million, $2.2 million and $3.6 million in earnings, net of tax impact, for GEOAmey’s operations during the years ended December 31, 2023, 2022 and 2021, respectively, which are included in equity in earnings of affiliates, net of income tax provision, in the accompanying Consolidated Statements of Operations. As of December 31, 2023 and 2022, the Company’s investment in GEOAmey was $11.2 million and $8.7 million, respectively, and represents its share of cumulative reported earnings. The Company received dividend distributions of $0.8 million, $2.6 million and $5.2 million in 2023, 2022 and 2021, respectively, from this unconsolidated joint venture.

Business Concentration

Except for the major customer noted in the following table, no other single customer made up greater than 10% of the Company’s consolidated revenues for the following fiscal years:

Customer	2023	2022	2021
Various agencies of the U.S Federal Government:	63%	64%	58%

Concentration of credit risk related to the major customer above for accounts receivable is as follows:

Customer	2023	2022
Various agencies of the U.S Federal Government:	54%	60%

The concentrations above relate primarily to the Company's U.S. Secure Services and its Electronic Monitoring Supervision segments.

In addition, our ISAP contract accounted for 14%, 17% and 8% of our consolidated revenues for the years ended December 31, 2023, 2022 and 2021, respectively.

15.
Income Taxes

The United States and foreign components of income before income taxes and equity in earnings in affiliates are as follows:

	2023	2022	2021
	(In thousands)
Income before income taxes and equity in earnings in affiliates
United States	$125,495	$205,360	$161,856
Foreign	12,553	24,460	30,966
Income before income taxes and equity in earnings in affiliates	$138,048	$229,820	$192,822

The provision for income taxes consists of the following components:

	2023	2022	2021
	(In thousands)
Federal income taxes:
Current	$23,107	$25,699	$20,006
Deferred	1,256	17,328	71,202
	24,363	43,027	91,208
State income taxes:
Current	6,139	10,422	8,564
Deferred	766	3,960	18,587
	6,905	14,382	27,151
Foreign income taxes (benefit):
Current	4,677	39,904	7,780
Deferred	(546)	(34,414)	(3,409)
	4,131	5,490	4,371
Total U.S. and foreign provision for income taxes	$35,399	$62,899	$122,730

A reconciliation of the statutory U.S. federal tax rate of 21% and the effective income tax rate is as follows:

	2023	2022	2021
	(In thousands)
Provisions using statutory federal income tax rate	$28,990	$48,262	$40,492
State income taxes, net of federal tax benefit	8,221	12,738	7,921
Change in valuation allowance	(3,292)	(242)	389
Federal tax credits	(1,733)	(1,742)	(1,414)
Effect of tax rate differential in foreign jurisdictions	1,137	1,932	3,802
Tax impact of vested equity compensation	981	2,100	3,621
Impact of REIT termination	—	—	70,813
Change in contingent tax liability	27	452	(4,339)
Asset divestiture	(1,529)	(5,596)	—
Other, net	2,597	4,995	1,445
Total provision for income taxes	$35,399	$62,899	$122,730

The Company's effective tax rate differs from the U.S. statutory rate of 21% primarily due to the tax benefit from the release of valuation allowance of $3.3 million on certain state net operating losses in 2023, lower taxes on an asset divestiture in 2023 and 2022 of $1.5 million and $5.6 million, respectively, and non-cash tax expense related to the termination of the REIT status in 2021 of $70.8 million. Additionally, taxes differ due to state income taxes and foreign income taxes in excess of the US statutory rate in the presented periods. State income taxes, net of federal tax benefits of $8.2 million, $12.7 million and $7.9 million were incurred in 2023, 2022 and 2021, respectively.

The following table presents the breakdown between non-current net deferred tax assets as classified on the balance sheets as of December 31, 2023 and 2022:

	2023	2022
	(In thousands)
Deferred tax assets - non-current	$8,551	$8,005
Deferred tax liabilities - non-current	(77,369)	(75,849)
Total net deferred tax assets	$(68,818)	$(67,844)

The significant components of the Company's deferred tax assets and liabilities consisted of the following as of December 31, 2023 and 2022:

	2023	2022
Deferred tax assets:	(In thousands)
Net operating losses	$16,492	$17,457
Accrued liabilities	20,408	34,333
Deferred compensation	16,812	14,437
Accrued compensation	9,485	6,928
Deferred revenue	1,446	1,654
Tax credits	3,376	4,423
Equity awards	3,537	3,322
Operating lease liability	26,627	23,556
Other, net	884	910
Valuation allowance	(19,105)	(21,016)
Total deferred tax assets	$79,962	$86,004
Deferred tax liabilities:
Depreciation	$(81,949)	$(85,402)
Intangible assets	(41,329)	(46,228)
Prepaid expenses and other	(16)	(16)
Lease right-of-use assets	(25,486)	(22,202)
Total deferred tax liabilities	$(148,780)	$(153,848)

Total net deferred tax assets (liabilities)	$(68,818)	$(67,844)

Deferred income taxes should be reduced by a valuation allowance if it is not more likely than not that some portion or all of the deferred tax assets will be realized. On a periodic basis, management evaluates and determines the amount of the valuation allowance required and adjusts such valuation allowance accordingly. At year end 2023 and 2022, the Company has a valuation allowance of $19.1 million and $21.0 million, respectively related to deferred tax assets for foreign net operating losses and foreign tax credits, state net operating losses and state tax credits. The valuation allowance decreased by $1.9 million during the year ended December 31, 2023 related to certain deferred tax assets that were realized.

The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are permanently invested outside the United States. At December 31, 2023, $9.1 million of accumulated undistributed earnings of non-U.S. subsidiaries were permanently invested outside the United States. At the existing U.S. federal income and applicable foreign withholding tax rates, additional taxes (net of foreign tax credits) of $0.5 million, consisting solely of withholding taxes, would have to be provided if such earnings were remitted currently.

At December 31, 2023, the Company had no Federal net operating loss carryforwards and $184.4 million of combined net operating loss carryforwards in various states which will begin to expire in 2024. The Company has recorded a partial valuation allowance against the deferred tax assets related to the state operating losses.

Also, as of the year ended December 31, 2023, the Company had $15.8 million of foreign net operating losses and $0.3 million foreign capital losses which carry forward indefinitely and $1.1 million of state tax credits which will begin to expire in 2024. The Company has recorded a partial valuation allowance against the deferred tax assets related to the foreign operating losses and state tax credits.

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. The exercise of non-qualified stock options and vesting of restricted stock awards which have been granted under the Company’s equity award plans give rise to compensation income which is includable in the taxable income of the applicable employees and the majority of which is deductible by the Company for federal and state income tax purposes. In the case of non-qualified stock options, the compensation income results from increases in the fair market value of the Company's common stock subsequent to the date of grant. At December 31, 2023, the deferred tax asset related to unexercised stock options and restricted stock grants for which the Company has recorded a book expense was $3.5 million.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2023	2022	2021
	(In thousands)
Balance at Beginning of Period	$1,520	$1,105	$5,623
Additions based on tax positions related to the current year	—	581	133
Additions for tax positions of prior years	75	57	57
Reductions as a result of a lapse of applicable statutes of limitations	(57)	(223)	(4,708)
Balance at End of Period	$1,538	$1,520	$1,105

All amounts in the reconciliation are reported on a gross basis and do not reflect a federal tax benefit on state income taxes. The Company has accrued $1.5 million of accrued uncertain tax benefits as of December 31, 2023 which is inclusive of the federal tax benefit on state income taxes. The Company believes that it is reasonably possible that a decrease may be necessary in the unrecognized tax benefits within twelve months of the reporting date of approximately $0.1 million, related to tax exposures, due to a lapse of the statute of limitation. The accrued uncertain tax balance at December 31, 2023 includes $1.5 million of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2019.

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

During the year ended December 31, 2023, the Company recognized a net increase in interest of $0.3 million related to the unrecognized tax benefits noted in the table above. There was no potential penalty recorded during the year ended December 31, 2023. The net decrease in interest during the year ended December 31, 2022 was not significant. During the year ended December 31, 2022, the Company recorded a potential penalty of $0.1 million. During the year ended December 31, 2021, the Company recognized a net decrease in interest expense of $0.2 million related to the change of unrecognized tax benefits noted in the table above. There was no potential penalty recorded during the year ended December 31, 2021.

The Company has approximately $0.4 million accrued for the payment of interest and penalties at December 31, 2023. The Company had approximately $0.1 million accrued for the payment of interest and penalties at December 31, 2022. The amount accrued for the payment of interest and penalties was not significant at December 31, 2021. The Company classifies interest and penalties as interest expense and operating expense, respectively.

16.
Commitments, Contingencies and Other Matters

Transition of Jose Gordo from Chief Executive Officer to Advisor

The Company announced on November 30, 2023 that following discussions between GEO and its Chief Executive Officer, Jose Gordo, the parties agreed that Mr. Gordo would depart as Chief Executive Officer and as a Board member on mutually agreeable terms and transition to the role of an advisor, effective December 31, 2023 (the “Separation Date”).

Mr. Gordo and the Company entered into a Separation Agreement, on November 29, 2023. Pursuant to the terms of the Separation Agreement, Mr. Gordo will: (i) receive all accrued wages through December 31, 2023, less applicable withholdings; (ii) be eligible to receive a target annual performance award for the year ended December 31, 2023 pursuant to the terms of GEO’s Performance Award Plan, if and to the extent earned, at the same time as other senior management employees participating in the Performance Award Plan; and (iii) be entitled to the payment of health insurance premiums under COBRA for a period ending on the earlier of eighteen (18) months following the Separation Date or the date he is no longer entitled to receive COBRA continuation coverage. Under the terms of the Separation Agreement, Mr. Gordo’s equity award agreements will survive the separation of his employment except that performance shares shall only vest during the 18-month period of the Advisory Agreement. The Separation Agreement also contains a mutual release, cooperation and non-disparagement provisions.

Mr. Gordo and the Company also entered into an Advisory Agreement on November 29, 2023, effective as of January 1, 2024, for a period of eighteen (18) months concluding on June 30, 2025. Pursuant to the terms of the Advisory Agreement, Mr. Gordo will be available to give advice and support regarding litigation, client relations, operational issues, growth opportunities, and company financial management and debt restructuring matters and provide any and all other related assistance requested by the Company for an advisory fee of $40,000 per month for the Advisory Period. The Company is seeking to continue Mr. Gordo’s services in these specific areas to benefit from his many years of experience in the industry, the deep relationships he has forged inside the Company and with its industry partners, his global operating perspectives, and his specific expertise in a specialized industry. Additionally, Mr. Gordo’s previously-awarded unvested performance shares shall continue to vest as scheduled through June 30, 2025, when and to the extent the Compensation Committee of the Board certifies that the performance goals are actually met. The Advisory Agreement also contains provisions related to confidentiality and conflicts of interest.

Appointment of Brian Evans as Chief Executive Officer

Brian Evans, who has been with the Company for 23 years and served as the Company’s Chief Financial Officer for 14 years, was appointed Chief Executive Officer on November 29, 2023, effective January 1, 2024.

In connection with his appointment, Mr. Evans and the Company entered into the Evans Employment Agreement on December 4, 2023 to provide that Mr. Evans will be employed by the Company for a three-year term beginning January 1, 2024 (the “Effective Date”). Unless the Evans Employment Agreement is sooner terminated, or not renewed, it will automatically extend upon the end of its initial term for a rolling three-year term. Pursuant to the terms of the Evans Employment Agreement, Mr. Evans will serve as Chief Executive Officer and report directly to the Executive Chairman. Either Mr. Evans or the Company may terminate Mr. Evan’s employment under the Evans Employment Agreement for any reason upon not less than thirty (30) days written notice.

Under the terms of the Evans Employment Agreement, Mr. Evans will be paid an annual base salary of $1,000,000, subject to the review and potential increase in the sole discretion of the Compensation Committee. Mr. Evans will also be entitled to receive a target annual performance award of 100% of Mr. Evans’ base salary and be entitled to participate in the Stock Incentive Plan.

The Evans Employment Agreement provides that upon the separation of employment by Mr. Evans for good reason, by the Company without cause or upon the death or disability of Mr. Evans, he will be entitled to receive a separation payment equal to two (2) times the sum of his annual base salary. The Company will also continue to provide Mr. Evans and any covered dependents with the Executive Benefits as defined in the Evans Employment Agreement for a period of five (5) years after the date of separation. In the event of Mr. Evans’ death within such five (5) year period, the Company will continue to provide the Executive Benefits to Mr. Evans’ covered dependents, and, if applicable to Mr. Evans’ estate. In addition, the Evans Employment Agreement provides that upon such separation, GEO will transfer all of its interest in any automobile used by Mr. Evans pursuant to its Executive Automobile Policy and pay the balance of any outstanding loans or leases on such automobile so that Mr. Evans owns the automobile outright. In the event such automobile is leased, GEO will pay the residual cost of the lease. Lastly, all of the outstanding and unvested stock options and restricted stock granted to Mr. Evans prior to separation will fully vest immediately upon separation; provided, however that any restricted stock that is subject to performance-based vesting shall only vest when and to the extent the Compensation Committee certifies that the performance goals are actually met, and provided further that Mr. Evans remains in full compliance with the restrictive covenants set forth in the Evans Employment Agreement. Upon a separation of employment by the Company for cause or by Mr. Evans without good reason, Mr. Evans will be entitled to only the amount of compensation that is due through the effective date of the separation.

The Evans Employment Agreement includes a non-competition covenant that runs through the three-year period following the separation of the executive’s employment, and confidentiality and work product provisions.

Appointment of Shayn March as Acting Chief Financial Officer

Shayn March, Executive Vice President, Finance and Treasurer, was appointed Acting Chief Financial Officer on November 29, 2023, effective January 1, 2024. Mr. March, 58, joined the Company as Vice President of Finance and Treasurer in March 2009.

In connection with his appointment as Acting Chief Financial Officer, the Compensation Committee approved an increase in Mr. March’s annual base salary to $450,000, effective January 1, 2024. Otherwise, the terms of Mr. March’s employment continue to be governed by the March Employment Agreement. The March Employment Agreement provides that Mr. March will be employed by the Company for a two-year term beginning June 22, 2021. Unless the March Employment Agreement is sooner terminated, or not renewed, it automatically extends for an additional two years after the end of each term. Either Mr. March or the Company may terminate Mr. March’s employment under the March Employment Agreement for any reason upon not less than thirty (30) days written notice. Under the terms of the March Employment Agreement, Mr. March is entitled to receive an annual bonus in accordance with the terms of any plan governing employee bonuses then in effect as established by the Board of Directors.

The March Employment Agreement provides that upon the separation of employment by the Company without cause or upon the death or disability of Mr. March, he will be entitled to receive a separation payment equal to the current annual base salary for the greater of: (i) the remainder of the term or (ii) twelve (12) months. The Company will also continue to provide Mr. March and any covered dependents with the Employee Benefits as defined in the March Employment Agreement for a period of twelve (12) months after the date of separation. In the event of Mr. March’s death within such twelve (12) month period, the Company will continue to provide the Employee Benefits to Mr. March’s covered dependents, and, if applicable to Mr. March’s estate. Lastly, all of the outstanding and unvested stock options and restricted stock granted to Mr. March prior to separation will continue to vest for the greater of: (i) the remainder of the term or (ii) twelve (12) months. Upon a separation of employment by the Company for cause or a resignation by Mr. March, Mr. March will be entitled to only the amount of compensation that is due through the effective date of the separation.

The March Employment Agreement includes a non-competition covenant that runs through the two-year period following the separation of the executive’s employment, and confidentiality and work product provisions.

Appointment of Wayne Calabrese as President and Chief Operating Officer

Wayne Calabrese, Senior Vice President and Chief Operating Officer, was appointed President and Chief Operating Officer on November 29, 2023, effective January 1, 2024.

In connection with Mr. Calabrese’s appointment as President and Chief Operating Officer, Mr. Calabrese and the Company entered into the Calabrese Employment Agreement, to provide that Mr. Calabrese will be employed by the Company for a two-year term beginning the Effective Date and ending on December 31, 2025.

Under the terms of the Calabrese Employment Agreement, Mr. Calabrese will be paid an annual base salary of $700,000, subject to the review and recommendation of a potential increase in the sole discretion of the Compensation Committee. Mr. Calabrese will be entitled to receive a target annual performance award of eighty percent (80%) of his base salary and will also be entitled to participate in the Stock Incentive Plan.

The Calabrese Employment Agreement provides that upon a separation of employment by Mr. Calabrese for good reason or by the Company without cause or upon the death or disability of Mr. Calabrese, he will be entitled to a lump sum separation payment equal to Mr. Calabrese’s annual base salary for six (6) months. In addition, the Calabrese Employment Agreement provides that upon such separation, the Company will transfer all of its interest in any automobile used by Mr. Calabrese pursuant to its Executive Automobile Policy and pay the balance of any outstanding loans or leases on such automobile so that Mr. Calabrese owns the automobile outright. Additionally, all of the outstanding unvested stock options and restricted stock granted to Mr. Calabrese prior to separation will fully vest immediately upon separation; provided however, that any restricted stock that is subject to performance-based vesting shall only vest when and to the extent the Compensation Committee certifies that the performance goals are actually met. Upon a separation of employment by Mr. Calabrese without good reason or by the Company for cause, Mr. Calabrese will be entitled to only the amount of compensation that is due through the effective date of the separation. Except that if Mr. Calabrese’s separation from employment occurs upon the conclusion of his two-year term (or any extension thereof) (the “Full Term Separation Date”), all of the outstanding unvested stock options and restricted stock granted to Mr.

Calabrese prior to the Full Term Separation Date will fully vest immediately upon separation; provided however, that any restricted stock that is still subject to performance-based vesting as of the Full Term Separation Date shall only vest when and to the extent the Compensation Committee certifies that the performance goals are actually met, and provided further that Mr. Calabrese remains in full compliance with the restrictive covenants set forth in the Calabrese Employment Agreement. The Calabrese Employment Agreement also provides that Mr. Calabrese is not eligible for retirement benefits under the Company’s policy based on his prior employment and retirement, which resulted in Mr. Calabrese taking his retirement benefits at that time.

The Calabrese Employment Agreement includes a non-competition covenant that runs through the three-year period following the executive’s separation from employment, and confidentiality and work product provisions.

Non-Renewal of Term under Executive Chairman Employment Agreement and Transition of Dr. George Zoley from Executive Chairman to Advisor and non-Executive Chairman

In addition, on November 29, 2023, the Company confirmed that Dr. George Zoley, the Company’s Founder and Executive Chairman, will step down as Executive Chairman on June 30, 2026, at the end of his current employment term under his Executive Chairman Employment Agreement. The Company and Dr. Zoley plan on entering into an Advisory Services Agreement prior to June 30, 2026 to reflect Dr. Zoley’s continuing role with the Company as an Advisor beginning on July 1, 2026 while continuing to serve as the Company’s non-Executive Chairman of the Board of Directors, subject to shareholder approval.

Collective Bargaining Agreements

The Company had approximately 49% of its workforce covered by collective bargaining agreements at December 31, 2023. Collective bargaining agreements with 27% of employees are set to expire in less than one year.

Contract Developments

On December 18, 2023, GEO received a new task order from ICE establishing February 19, 2024 as the end of the contract performance period, ten months short of the end of the Company's 1940-bed company owned Adelanto ICE Processing Center's base contract term. The next day, on December 19th, ICE issued a public statement, saying, in part, that “While no final decision has been made regarding the disposition of the facility, ICE must consider the effect of ongoing litigation that prevents full use of the facility, likelihood of relief from that litigation, the cost associated with maintaining the facility and the operational requirements for effective national detention operations.”

GEO believes the task order and public statement issued by ICE demonstrate that the government is considering whether to discontinue its use of the facility before the end of the contract’s base term due to the ongoing impact of the outdated COVID-19 related limitations imposed by the federal court over three years ago. As a result, GEO and the three unions representing the Facility’s employees have filed motions to protect GEO’s interests which include annualized revenues and the potential loss of jobs by 350-plus Facility employees. Subsequent to the filing of these motions, ICE extended the task order funding for the Adelanto contract through June 19, 2024.

During the fourth quarter of 2023, in Colorado, GEO renewed its contract with ICE for the provision of the company-owned 1,532-bed Aurora ICE Processing Center and associated secure support services for a one-year term.

During the fourth quarter of 2023, in California, GEO renewed its contract with the U.S. Marshals for the provision of secure support services at the government-owned, 512-bed El Centro Detention Facility for a two-year term.

Also during the fourth quarter of 2023, at the state level, GEO received a two-year renewal of its lease agreement with the State of New Mexico for its company-owned, 600-bed Guadalupe County Correctional Facility, which is managed by the New Mexico Corrections Department.

Additionally, the Company's GEO Reentry Services division renewed five residential reentry center contracts at the state and federal levels during the fourth quarter of 2023

During the third quarter of 2023, the Company renewed two direct contracts with the U.S. Marshals Service. One was at its company-owned 1,900-bed Rio Grande Processing Center in Texas for a five-year term, and the second at its company-leased 770-bed Western Region Detention Facility in San Diego for a two-year term.

The Company also renewed three contracts with ICE during the third quarter of 2023 for respective one-year terms that include its company-owned 700-bed Broward Transitional Center in Florida, its company-owned 1,904-bed South Texas ICE Processing Center, and its company-owned 1,314-bed Montgomery Processing Center in Texas and entered into a new emergency nine month contract to provide air operations support for ICE.

On April 28, 2023, the Company signed a 66-month lease, with subsequent unlimited one-year options, with the Oklahoma Department of Corrections for its previously idled company-owned Great Plains Correctional Facility which commenced May 1, 2023.

During the first quarter of 2023, the USMS exercised the five-year option period under the Company's direct contract for the 768-bed Robert Deyton Facility in Georgia, which is now effective through February 2028.

On January 9, 2023, the Company announced that its Australian subsidiary, GEO Australia, had entered into a contract with the Department of Justice and Community Safety in the State of Victoria for delivery of primary health services across thirteen public prisons. The contract commenced on July 1, 2023.

Commitments

As of December 31, 2023, the Company had contractually required commitments for a number of projects using existing Company financing facilities. The Company’s management estimates that these existing contractually required capital projects will cost approximately $61.3 million, of which $49.0 million was spent through 2023. The Company estimates the remaining capital requirements related to these contractually required capital projects to be approximately $12.3 million. These projects are expected to be completed through 2024.

In addition to these current estimated capital requirements, the Company is currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that the Company wins bids for these projects and decides to self-finance their construction, its capital requirements could materially increase.

Litigation, Claims and Assessments

Shareholder and Derivative Litigation

On July 7, 2020, a putative shareholder class action lawsuit was filed against the Company and its officers George C. Zoley and Brian R. Evans in the U.S. District Court for the Southern District of Florida. On November 18, 2020, the lead plaintiffs, James Michael DeLoach and Edward Oketola, filed a consolidated class action amended complaint against Messrs. Zoley and Evans––as well as then current and former Company officers J. David Donahue and Ann M. Schlarb. On September 23, 2021, the court dismissed all claims against Messrs. Evans and Donahue, and Ms. Schlarb, and dismissed all claims against GEO and Mr. Zoley other than claims related to GEO's disclosures about pending litigation. On October 4, 2021, plaintiffs filed a consolidated class action second amended complaint. The second amended complaint alleged that GEO and Mr. Zoley violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and alleged that Mr. Zoley violated Section 20(a) of the Exchange Act, by making materially false and misleading statements and/or omissions related to pending litigation, and sought relief individually and on behalf of a putative class consisting of all persons and entities––other than the defendants, the officers and directors of the Company, members of their immediate families and their legal representatives, heirs, successors or assigns and any entity in which the defendants have or had a controlling interest––who purchased or otherwise acquired the Company’s securities during the alleged class period from November 9, 2018 to August 5, 2020, inclusive. The second amended complaint sought damages, interest, attorneys’ fees, expert fees, other costs, and such other relief as the court deemed proper. On June 21, 2022, the court dismissed all claims in the second amended complaint other than those related to the Company’s statements about pending lawsuits made prior to July 17, 2019. The parties resolved this matter following mediation for a payment to a settlement class of $3 million paid by the Company's insurance carrier. On November 17, 2023, the court entered a Final Judgment and Order of Dismissal with Prejudice approving the settlement.

After the putative shareholder class action lawsuit was filed, three related putative shareholder derivative actions were also filed. These cases generally allege breaches of fiduciary duties related to the same underlying matters alleged in the class action above. First, on July 1, 2021, a putative shareholder derivative complaint was filed in Palm Beach County, Florida Circuit Court against the Company, as well as current and former Company directors and officers George C. Zoley, Jose Gordo, Brian R. Evans, Ann M. Schlarb, Richard H. Glanton, Anne N. Foreman, Christopher C. Wheeler, Julie M. Wood, Guido van Hauwermeiren, Scott M. Kernan, and Duane Helkowski (collectively, the “State Court Defendants”). Second, on November 12, 2021, a putative shareholder derivative complaint was filed in the U.S. District Court for the Southern District of Florida against the Company, the State Court Defendants, as well as then current and former Company officers David Venturella and J. David Donahue (collectively, the “Derivative Defendants”). Third, on August 24, 2022, a putative stockholder derivative complaint was filed in the U.S. District Court for the Southern District of Florida against the Company and the Derivative Defendants. The state-court complaint alleges breach of fiduciary duty and unjust enrichment claims against the State Court Defendants relating to purported healthcare and quality of care deficiencies, an allegedly inadequate response to the COVID-19 pandemic, alleged forced labor by detainees, and alleged exposure to pending litigation, which purportedly led to damage to GEO. The federal-court complaints make similar allegations of breach of fiduciary duty as to the Derivative Defendants, and also allege that the Derivative Defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and that Mr. Zoley contributed to alleged violations of Sections 10(b) and 21D of the Exchange Act. These cases are currently stayed.

Immigration Detainee Litigation

Civil immigration detainees at the Aurora ICE Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the U.S. District Court for the District of Colorado. The complaint alleges that the Company was in violation of the Colorado Minimum Wage Act ("CMWA") and the Federal Trafficking Victims Protection Act (“TVPA”). The complaint also claims that the Company was unjustly enriched based on the level of payment the detainees received for work performed in a Voluntary Work Program ("VWP") the Company is required to implement at the facility under the terms of its contract with the federal government. On July 6, 2015, the court found that detainees were not employees under the CMWA and dismissed this claim. On February 27, 2017, the court granted the plaintiffs' motion for class certification on the TVPA and unjust enrichment claims. The plaintiffs' class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the court may deem proper. On October 18, 2022, the court issued an order granting plaintiffs’ motion for summary judgment on the Company’s affirmative defenses, denying the Company’s motion for summary judgment, motion to dismiss, and motion for decertification of the class, narrowing the class period for plaintiffs’ TVPA claims, and otherwise ruling against the Company’s motions for relief. All trial dates are currently stayed by court order pending appeal of certain of GEO's defenses to the 10th Circuit Court of Appeal. Oral argument before the 10th Circuit was held on September 18, 2023.

Since the Colorado suit was initially filed, four similar lawsuits have been filed - two in Washington State and two in California.

The first of the two Washington State lawsuits was filed on September 26, 2017, by immigration detainees against the Company in the U.S. District Court for the Western District of Washington. The second lawsuit was filed on September 20, 2017, by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. The plaintiffs claimed that Washington minimum wage laws should be enforced with respect to detainees who volunteer to participate in a VWP administered by GEO at the Northwest ICE Processing Center (the "Center") as required by the U.S. Department of Homeland Security under the terms of GEO’s contract. The Center houses persons in the custody of federal immigration authorities while the federal government is determining their immigration status.

In October 2021, an unfavorable jury verdict and court judgment resulting in a combined $23.2 million judgment entered against the Company in the retrial of the two cases, which judgment amounts were subsequently increased by a further award against the Company of attorney’s fees, costs, and pre-judgment interest in the amount of $14.4 million. Post judgment interest is accruing on these judgments in accordance with Washington law. The trial court has waived the necessity to post a supersedeas bond for the combined judgments and has stayed enforcement of the verdict and judgments while GEO’s appeal to the U.S. Court of Appeals for the Ninth Circuit is pending. Oral argument before the Ninth Circuit was held on October 6, 2022.

On March 7, 2023, the Ninth Circuit certified certain state law questions to the Washington Supreme Court. Oral argument before the Washington Supreme Court was held on October 17, 2023. On December 21, 2023, the Washington Supreme Court issued an opinion answering the questions certified by the Ninth Circuit. Under the Ninth Circuit’s March 7, 2023 order certifying the above questions to the Washington Supreme Court, the Ninth Circuit has resumed control and jurisdiction over the Washington State lawsuits.

On February 21, 2024, the United States Department of Justice filed its Amicus Curiae in Support of GEO, arguing that the Washington judgments should be reversed because the Supremacy Clause precludes application of the Washington Minimum Wage Statute to work programs for federal detainees. In its Brief, the Department of Justice asserts that application of the Washington law independently contravenes intergovernmental immunity because it would make federal detainees subject to provisions that do not apply, and never have applied, to persons in state custody, singling out a contractor with the federal government for obligations Washington does not itself bear. The Department of Justice also contends that the immigration statutory structure approved by Congress does not contemplate a role for states or state law in governing the Voluntary Work Program for federal detainees.

In California, a class-action lawsuit was filed on December 19, 2017, by immigration detainees against the Company in the U.S. District Court Eastern Division of the Central District of California. The California lawsuit alleges violations of the state’s minimum wage laws, violations of the TVPA and California's equivalent state statute, unjust enrichment, unfair competition and retaliation. The California court has certified a class of individuals who have been civilly detained at the Company's Adelanto Facility from December 19, 2014, until the date of final judgment. On March 31, 2022, the court entered a stay until the Ninth Circuit rules on the Washington State lawsuits.

Current and former detainees of the Mesa Verde ICE Processing Center and the Golden State Annex ICE Processing Center filed a class action lawsuit on July 13, 2022, against the Company in the U.S. District Court for the Eastern District of California, Fresno Division. This lawsuit is similar to the cases in Colorado, Washington and California discussed above. The complaint alleges that federal detainees who volunteer to participate in the VWP at GEO’s Mesa Verde and Golden State Annex ICE facilities are employees of GEO and entitled to the state’s minimum wage. Plaintiffs also make claims for unfair competition, unjust enrichment, human trafficking, forced labor, California's Private Attorneys General Act and retaliation. GEO filed both a motion to stay the action pending the Ninth Circuit's decision in the Washington State lawsuits and a motion to dismiss the action in its entirety. On July 10, 2023, the court entered a stay until the Ninth Circuit rules on the Washington State lawsuits.

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

Challenges to State Legislation that Conflict with Federal Contracts

On April 29, 2021, the Company filed a lawsuit in the U.S. District Court for the Western District of Washington against the State of Washington for declaratory and injunctive relief challenging the State of Washington’s newly enacted law – House Bill 1090 – that purports to prohibit the operation of "private detention facilities" in the state, which would prevent the United States from using privately contracted detention facilities to house detainees in the custody of ICE. The court entered a stay of this action pending the final resolution of the AB-32 appeal. On June 22, 2023, the State of Washington filed a stipulation indicating, among other things, that it will not enforce House Bill 1090 against GEO for its operation of the Northwest ICE Processing Center. On November 16, 2023, the court entered a Judgment and dismissed the case.

On July 13, 2023, the Company filed a lawsuit in the U.S. District Court for the Western District of Washington against the State of Washington for declaratory and injunctive relief challenging the State of Washington’s newly enacted law – House Bill 1470. House Bill 1470 purports to empower state agencies with new rule making, inspection, investigation, and testing powers over the Northwest ICE Processing Center. House Bill 1470 also creates a statutory regime of civil penalties applicable to private detention facilities for violations of House Bill 1470 detention standards, and purports to create a private right of action for detainees aggrieved by violations of the statute. The Company is awaiting a ruling on its complaint from the U.S. District Court for the Western District of Washington.

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

Accruals for Legal Proceedings

The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, the results of these claims or proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these claims or proceedings could have a material adverse effect on the Company's financial condition, results of operations or cash flows, including the modification or loss of one or more facility management contracts, or could result in a material impairment of the Company’s assets. The Company's accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. The Company generally does not accrue for anticipated legal fees and costs but expenses those items as incurred.

Other Assessment

A state non-income tax audit completed in 2016 included tax periods for which the state tax authority had previously processed a substantial tax refund. At the completion of the audit fieldwork, the Company received a notice of audit findings disallowing deductions that were previously claimed by the Company, approved by the state tax authority and served as the basis for the approved refund claim. In early January 2017, the Company received a formal Notice of Assessment of Taxes and Demand for Payment from the taxing authority disallowing the deductions. The total tax, penalty and interest related to the assessment is approximately $21.1 million. The Company appealed the administrative ruling. In February 2024, the Company received notice that the New Mexico Court of Appeals had ruled against its appeal. The Company plans to appeal this ruling to the State Supreme Court by timely filing a Petition for Writ of Certiorari. The Company disagrees with the assessment and intends to take all necessary steps to vigorously defend its position. The Company has established an estimated liability based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of outside counsel in connection with this matter.

Asset Divestitures

Effective September 20, 2022, the Company executed a Share and Unit Sale and Purchase Agreement ("SPA") for the sale of its equity investment interest in the government-owned Ravenhall Correctional Centre ("Centre") project in Australia for approximately $84 million in gross proceeds, pre-tax to an unrelated third party. In accordance with the SPA, the Company sold its shares/units in GEO Australasia Holdings Pty Ltd, GEO Australasia Finance Holdings Pty Ltd and GEO Australasia Finance Holding Trust, the Company's former wholly owned subsidiaries. These subsidiaries held the contract receivable and related non-recourse debt which were transferred to the buyer and are no longer an asset or outstanding obligation of the Company. These subsidiaries also held restricted cash that was also transferred to the buyer. The Company continues to manage the operations of the Centre on behalf of the State of Victoria. As a result of the sale, the Company recorded a gain of approximately $29.3 million, pre-tax. The proceeds, along with available cash on hand, were used to repay all of the remaining outstanding principal of its Term Loan B and its newly issued Tranche 3 Loans. Refer to Note 11 - Debt for additional information.

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

17.
Subsequent Events

Options and Restricted Stock Awards

On February 8, 2024, the Compensation Committee of the Board resolved to grant shares of restricted stock to certain employees and directors of the Company based on a percentage of salaries for the employees and a preset dollar amount for its directors. The number of shares to be awarded will be based on the stock price of the Company's shares of common stock on March 1, 2024 (the effective date of the awards). Of the total shares of restricted stock to be granted, certain are performance-based awards which vest subject to the achievement of certain total shareholder return and return on capital employed metrics over a three-year period.

Redemption of Senior Notes due 2024

On February 9, 2024, the Company delivered a notice of redemption for all of the remaining $23.8 million in outstanding aggregate principal amount of its 5.875% Senior Notes due 2024. The redemption will occur on March 11, 2024 (the "Redemption Date"). The redemption price will be equal to $1,000 per $1,000 original principal amount, plus any accrued and unpaid interest up to, but excluding the Redemption Date. In February 2024 the Company deposited with the trustee the redemption price, using available cash on hand, and the indenture governing the 5.875% Senior Notes due 2024 has been satisfied and discharged.

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

Item 9B. Other Information

During the fiscal quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

We have adopted a code of business conduct and ethics applicable to all of our directors, officers, employees, agents and representatives, including our consultants. The code strives to deter wrongdoing and promote honest and ethical conduct, the avoidance of conflicts of interest, full, fair, accurate, timely and transparent disclosure, compliance with the applicable government and self-regulatory organization laws, rules and regulations, prompt internal reporting of violations of the code, and accountability for compliance with the code. In addition, we have adopted a code of ethics for the CEO, our senior financial officers and all other employees. The codes can be found on our website at http://www.geogroup.com by clicking on the link “About Us” on our homepage and then clicking on the link “Corporate Governance.” In addition, the codes are available in print to any shareholder who request them by contacting our Vice President of Corporate Relations at 561-999-7306. In the event that we amend or waive any of the provisions of the code of business conduct and ethics and the code of ethics for the CEO, our senior financial officers and employees that relate to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on our Investor Relations website. The other information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2024 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the year covered by this report.

ITEM 11. Executive Compensation

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2024 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2024 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2024 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 14. Principal Accountant Fees and Services

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2024 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1) Financial Statements.

The consolidated financial statements of GEO are filed under Item 8 of Part II of this report.

(2) Financial Statement Schedule.

Schedule II — Valuation and Qualifying Accounts — Page 148

All other schedules specified in the accounting regulations of the Securities and Exchange Commission have been omitted because they are either inapplicable or not required.

(3) Exhibits Required by Item 601 of Regulation S-K. The following exhibits are filed as part of this Annual Report:

Exhibit Number	Description

1.1

Form of Equity Distribution Agreement, dated December 28, 2023, by and among The GEO Group, Inc. and each of Cantor Fitzgerald & Co., Compass Point Research & Trading, LLC, Imperial Capital, LLC, JonesTrading Institutional Services LLC, Noble Capital Markets, Inc., Northland Securities, Inc., StoneX Financial Inc., Virtu Americas LLC, and Wedbush Securities Inc.

https://www.sec.gov/Archives/edgar/data/923796/000119312523305223/d669399dex11.htm

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

3.4	Third Amended and Restated Bylaws of The GEO Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 21, 2021).	https://www.sec.gov/Archives/edgar/data/0000923796/000119312521195250/d192125dex31.htm

3.5	Amendment to Third Amended and Restated Bylaws, effective January 21, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 27, 2022).	https://www.sec.gov/Archives/edgar/data/0000923796/000119312522019826/d305099dex31.htm

3.6	Amendment to Third Amended and Restated Bylaws, effective February 14, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 18, 2022).	https://www.sec.gov/Archives/edgar/data/0000923796/000119312522045923/d106900dex31.htm

3.7	Amendment to Third Amended and Restated Bylaws, effective December 27, 2022 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on December 28, 2022).	https://www.sec.gov/Archives/edgar/data/923796/000119312522313783/d398856dex31.htm

3.8	Amendment to Third Amended and Restated Bylaws, effective February 9, 2024 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on February 15, 2024).	https://www.sec.gov/Archives/edgar/data/923796/000119312524037639/d763000dex31.htm

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

4.3	Form of 5.875% Senior Note due 2024 (included in Exhibit 4.5).	https://www.sec.gov/Archives/edgar/data/923796/000119312514360857/d795633dex42.htm

4.4	Second Supplemental Indenture, dated as of April 18, 2016, by and	https://www.sec.gov/Archives/edgar/data/923796/000119312516545008/d172173dex41.htm

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

https://www.sec.gov/Archives/edgar/data/923796/000119312522230195/d392591dex43.htm

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

https://www.sec.gov/Archives/edgar/data/923796/000119312522230195/d392591dex46.htm

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

4.14	Description of Registrant's Securities (incorporated by reference to exhibit 4.14 to the Company's Annual Report on Form 10-K filed on February 27, 2023).	https://www.sec.gov/Archives/edgar/data/923796/000095017023004713/geo-ex4_14.htm

4.15	Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-3ASR, filed on October 30, 2023).	https://www.sec.gov/Archives/edgar/data/923796/000119312523266272/d531971dex41.htm

4.16	Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-3ASR, filed on October 30, 2023).	https://www.sec.gov/Archives/edgar/data/923796/000119312523266272/d531971dex42.htm

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

10.3	Amendment to The GEO Group, Inc. Senior Management Performance Award Plan (incorporated by reference to exhibit 10.3 to the Company's Annual Report on Form 10-K filed on February 27, 2023). †	https://www.sec.gov/Archives/edgar/data/923796/000095017023004713/geo-ex10_3.htm

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

10.6	Amendment to The GEO Group, Inc. Executive Retirement Plan (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K, filed on March 1, 2012) †	https://www.sec.gov/Archives/edgar/data/923796/000119312512090269/d259590dex1037.htm

10.7	The GEO Group, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.38 to the Company’s	https://www.sec.gov/Archives/edgar/data/923796/000119312512090269/d259590dex1038.htm

Annual Report on Form 10-K, filed on March 1, 2012) †

10.8	Amendment to The GEO Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed on March 1, 2012) †	https://www.sec.gov/Archives/edgar/data/0000923796/000119312512090269/d259590dex1039.htm

10.9	Amendment to The GEO Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed on March 1, 2012) †	https://www.sec.gov/Archives/edgar/data/923796/000119312512090269/d259590dex1040.htm

10.10

Amendment No. 4 to Third Amended and Restated Credit Agreement, dated as of August 19, 2022, by and among the lenders party thereto (including pursuant to a borrower assignment agreement), The GEO Group, Inc., GEO Corrections Holdings, Inc. and BNP Paribas, as administrative agent for the lenders under the existing credit agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 25, 2022). **

https://www.sec.gov/Archives/edgar/data/923796/000119312522230195/d392591dex102.htm

10.11

Amendment No. 5 to Third Amended and Restated Credit Agreement and Agency Resignation and Appointment Agreement, dated as of August 19, 2022, by and among The GEO Group, Inc., GEO Corrections Holdings, Inc., the guarantors party thereto, the revolving credit lenders party thereto, the term lenders party thereto, the issuing lenders and the swingline lender, BNP Paribas, as the existing administrative agent for lenders under the existing credit agreement, Alter Domus Products Corp., as the new administrative agent for the lenders under the amended credit agreement, and Alter Domus Products Corp., as the administrative agent for the lenders under the exchange credit agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on

https://www.sec.gov/Archives/edgar/data/923796/000119312522230195/d392591dex102.htm

Form 8-K, filed on August 25, 2022). (included in Exhibit 10-17). **
10.12	The GEO Group, Inc. Amended and Restated 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 4, 2021) †	https://www.sec.gov/Archives/edgar/data/0000923796/000119312521150222/d178751dex101.htm

10.13	The GEO Group, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on May 4, 2021). †	https://www.sec.gov/Archives/edgar/data/0000923796/000119312521150222/d178751dex102.htm

10.14

Separation and General Release Agreement, dated as of May 27, 2021, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 1, 2021). †

https://www.sec.gov/Archives/edgar/data/0000923796/000119312521177770/d318382dex101.htm

10.15

Executive Chairman Employment Agreement, dated as of May 27, 2021, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on June 1, 2021). †

https://www.sec.gov/Archives/edgar/data/0000923796/000119312521177770/d318382dex102.htm

10.16

Amended and Restated Executive Retirement Agreement, dated as of May 27, 2021, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on June 1, 2021). †

https://www.sec.gov/Archives/edgar/data/0000923796/000119312521177770/d318382dex103.htm

10.17

Executive Employment Agreement, dated as of May 27, 2021, by and between The GEO Group, Inc. and Jose Gordo (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on June 1, 2021). †

https://www.sec.gov/Archives/edgar/data/0000923796/000119312521177770/d318382dex104.htm

10.18	Transaction Support Agreement, dated as of July 18, 2022, among	https://www.sec.gov/Archives/edgar/data/923796/000119312522196691/d346175dex101.htm the Company, the Agent and the Consenting Creditors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 19, 2022).

10.19

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

10.20

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

https://www.sec.gov/Archives/edgar/data/923796/000119312522230195/d392591dex104.htm

10.21

Senior Officer Employment Agreement, by and between The GEO Group, Inc. and Wayne Calabrese, dated February 9, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 15, 2023).

https://www.sec.gov/Archives/edgar/data/923796/000119312523040224/d419976dex101.htm

10.22

Separation and General Release Agreement, entered into on November 29, 2023, between The GEO Group, Inc. and Jose Gordo (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 5, 2023).†

https://www.sec.gov/Archives/edgar/data/923796/000119312523289201/d628144dex101.htm

10.23	Advisory Services Agreement, effective as of January 1, 2024,	https://www.sec.gov/Archives/edgar/data/923796/000119312523289201/d628144dex102.htm between The GEO Group, Inc. and Jose Gordo (incorporated by reference t Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 5, 2023). †

10.24

Executive Employment Agreement, effective as of January 1, 2024, between The GEO Group, Inc. and Brian Evans (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 5, 2023). †

https://www.sec.gov/Archives/edgar/data/923796/000119312523289201/d628144dex103.htm

10.25

Executive Employment Agreement, dated as of June 22, 2021, between The GEO Group, Inc. and Shayn March (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 5, 2023). †

https://www.sec.gov/Archives/edgar/data/923796/000119312523289201/d628144dex104.htm

10.26

Executive Employment Agreement, effective as of January 1, 2024, between The GEO Group, Inc. and Wayne Calabrese (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 5, 2023). †

https://www.sec.gov/Archives/edgar/data/923796/000119312523289201/d628144dex105.htm

10.27

Refinancing Revolving Credit Commitments Amendment, dated as of December 14, 2023, among The GEO Group, Inc. and GEO Corrections Holdings, Inc., as borrowers, the other loan parties thereto, the lender parties thereto and Alter Domus Products Corp., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 5, 2023).

https://www.sec.gov/Archives/edgar/data/923796/000119312523299987/d552008dex101.htm

21.1	Subsidiaries of the Company*

22.1	List of Guarantor Subsidiaries *

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

97.1	The GEO Group, Inc. Clawback Policy *

101

The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity, and (vi) the Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document. *

104	Cover Page Interactive Data Title - the cover page XBRL tags are embedded within the Inline XBRL document. *

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
Chief Executive Officer

Date: February 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George C. Zoley	Executive Chairman	February 29, 2024
George C. Zoley
/s/ Brian R. Evans	Chief Executive Officer and Director (principal executive officer)	February 29, 2024
Brian R. Evans

/s/ Shayn P. March	Acting Chief Financial Officer	February 29, 2024
Shayn P. March	(principal financial officer)

/s/ Ronald A. Brack	Executive Vice President, Chief Accounting Officer	February 29, 2024
Ronald A. Brack	and Controller (principal accounting officer)

/s/ Terry Mayotte	Lead Independent Director	February 29, 2024
Terry Mayotte

/s/ Julie M. Wood	Director	February 29, 2024
Julie M. Wood

/s/ Lindsay L. Koren	Director	February 29, 2024
Lindsay L. Koren

/s/ Jack Brewer	Director	February 29, 2024
Jack Brewer

/s/ Dr. Thomas Bartzokis	Director	February 29, 2024
Dr. Thomas Bartzokis
/s/ Andrew Shapiro	Director	February 29, 2024
Andrew Shapiro

/s/ Scott M. Kernan	Director	February 29, 2024
Scott M. Kernan

THE GEO GROUP, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2023, 2022 and 2021

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions, Actual Charge-Offs	Balance at End of Period
	(In thousands)
YEAR ENDED DECEMBER 31, 2023:
Allowance for credit losses	$809	$397	$—	$(600)	$606
YEAR ENDED DECEMBER 31, 2022:
Allowance for credit losses	$1,155	$189	$14	$(549)	$809
YEAR ENDED DECEMBER 31, 2021:
Allowance for credit losses	$2,674	$63	$(1,454)	$(128)	$1,155