Form 10-Q
period 2024-03-31
GEO GROUP INC
filed 2024-05-08
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 7, 2024, the registrant had 136,306,146 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2024 AND 2023

(In thousands, except per share data)

	Three Months
	March 31, 2024	March 31, 2023
Revenues	$605,672	$608,209
Operating expenses	441,675	433,492
Depreciation and amortization	31,365	31,923
General and administrative expenses	53,070	50,134
Operating income	79,562	92,660
Interest income	2,474	1,168
Interest expense	(51,295)	(54,258)
Loss on extinguishment of debt	(39)	(136)
Income before income taxes and equity in earnings of affiliates	30,702	39,434
Provision for income taxes	8,071	12,362
Equity in earnings of affiliates, net of income tax provision of $128 and $179, respectively	28	922
Net income	22,659	27,994
Net loss attributable to noncontrolling interests	9	9
Net income attributable to The GEO Group, Inc.	$22,668	$28,003

Weighted-average common shares outstanding:
Basic	122,497	121,432
Diluted	130,987	125,139
Net income per common share attributable to The GEO Group, Inc.:
Basic:
Net income per common share attributable to The GEO Group, Inc.-basic	$0.15	$0.19
Diluted:
Net income per common share attributable to The GEO Group, Inc.-diluted	$0.14	$0.19

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2024 AND 2023

(In thousands)

	Three Months
	March 31, 2024	March 31, 2023
Net income	$22,659	$27,994
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(3,872)	(1,379)
Change in marketable securities, net of tax provision of $0 and $106, respectively	—	400
Pension liability adjustment, net of tax provision of $3 and $0, respectively	12	—
Change in fair value of derivative instrument classified as cash flow hedge, net of tax provision (benefit) of $186 and $(273), respectively	699	(1,027)
Total other comprehensive loss, net of tax	(3,161)	(2,006)
Total comprehensive income	19,498	25,988
Comprehensive loss attributable to noncontrolling interests	(3)	(1)
Comprehensive income attributable to The GEO Group, Inc.	$19,495	$25,987

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2024 AND DECEMBER 31, 2023

(In thousands, except share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$126,497	$93,971
Accounts receivable, net of credit loss reserve of $677 and $606, respectively	356,717	390,023
Prepaid expenses and other current assets	48,276	44,511
Total current assets	531,490	528,505
Restricted Cash and Investments	141,378	135,968
Property and Equipment, Net	1,929,012	1,944,278
Operating Lease Right-of-Use Assets, Net	97,318	102,204
Deferred Income Tax Assets	8,551	8,551
Goodwill	756,019	755,199
Intangible Assets, Net	133,516	135,886
Other Non-Current Assets	87,226	85,815
Total Assets	$3,684,510	$3,696,406
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$67,822	$64,447
Accrued payroll and related taxes	89,160	64,436
Accrued expenses and other current liabilities	196,276	228,059
Operating lease liabilities, current portion	24,271	24,640
Current portion of finance lease liabilities and long-term debt	43,400	55,882
Total current liabilities	420,929	437,464
Deferred Income Tax Liabilities	74,872	77,369
Other Non-Current Liabilities	85,609	83,643
Operating Lease Liabilities	77,431	82,114
Long-Term Debt, Net	1,717,048	1,725,502
Commitments, Contingencies and Other Matters (Note 11)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 187,500,000 shares authorized, 130,668,619 and 130,297,248 issued and 126,458,772 and 126,087,401 outstanding, respectively	1,307	1,303
Additional paid-in capital	1,297,998	1,299,193
Retained earnings	125,757	103,089
Accumulated other comprehensive loss	(19,815)	(16,642)
Treasury stock, 4,209,847 shares, at cost, respectively	(95,175)	(95,175)
Total shareholders’ equity attributable to The GEO Group, Inc.	1,310,072	1,291,768
Noncontrolling interests	(1,451)	(1,454)
Total shareholders’ equity	1,308,621	1,290,314
Total Liabilities and Shareholders’ Equity	$3,684,510	$3,696,406

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2024 AND 2023

(In thousands)

	Three Months
	March 31, 2024	March 31, 2023
Cash Flow from Operating Activities:
Net income	$22,659	$27,994
Net loss attributable to noncontrolling interests	9	9
Net income attributable to The GEO Group, Inc.	22,668	28,003
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	31,365	31,923
Stock-based compensation	5,656	5,578
Loss on extinguishment of debt	39	136
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	2,909	2,824
Equity in earnings of affiliates, net of tax	(28)	(922)
Dividends received from unconsolidated joint ventures	3,646	1,011
Loss on sale/disposal of property and equipment, net	246	606
Changes in assets and liabilities, net of effects of acquisitions:
Changes in accounts receivable, prepaid expenses and other assets	25,753	70,962
Changes in accounts payable, accrued expenses and other liabilities	(6,447)	(45,381)
Net cash provided by operating activities	85,807	94,740
Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	—	175
Change in restricted investments	(2,523)	(1,570)
Capital expenditures	(14,768)	(13,767)
Net cash used in investing activities	(17,291)	(15,162)
Cash Flow from Financing Activities:
Payments on long-term debt	(23,253)	(48,273)
Proceeds from sale of treasury shares	—	5,750
Taxes paid related to net share settlements of equity awards	(7,412)	(3,445)
Proceeds from issuance of common stock in connection with ESPP	36	41
Proceeds from the exercise of stock options	529	49
Net cash used in financing activities	(30,100)	(45,878)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(3,003)	(1,286)
Net Increase in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	35,413	32,414
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	159,867	143,843
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$195,280	$176,257
Supplemental Disclosures:
Non-cash Investing and Financing activities:
Right-of-use assets obtained from operating lease liabilities	$491	$1,583
Debt issuance costs in accrued expenses	$—	$3,850
Capital expenditures in accounts payable and accrued expenses	$326	$640

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) specialize in the ownership, leasing and management of secure facilities, processing centers and community reentry centers in the United States, Australia and South Africa. The Company owns, leases and operates a broad range of facilities including maximum, medium and minimum security facilities, processing centers, as well as community-based reentry facilities and offers an expanded delivery of rehabilitation services under its 'GEO Continuum of Care' platform. The 'GEO Continuum of Care' platform integrates enhanced rehabilitative programs, which are evidence-based and include cognitive behavioral treatment and post-release services, and provides academic and vocational classes in life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for individuals as contracted domestically and in the United Kingdom through its joint venture GEOAmey Ltd. (“GEOAmey”). At March 31, 2024, the Company’s worldwide operations include the management and/or ownership of approximately 81,000 beds at 100 facilities, including idle facilities, and also includes the provision of reentry and electronic monitoring and supervision services for thousands of individuals, including an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

The Company's unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2024 for the year ended December 31, 2023. The accompanying December 31, 2023 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results for the entire year ending December 31, 2024, or for any other future interim or annual periods.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its various business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company's goodwill balances from January 1, 2024 to March 31, 2024 are as follows (in thousands):

	January 1, 2024	Additions [1]	Foreign Currency Translation	March 31, 2024
U.S. Secure Services	$316,366	$—	$—	$316,366
Electronic Monitoring and Supervision Services	289,570	-	—	$289,570
Reentry Services	148,873	-	—	$148,873
International Services	390	836	(16)	$1,210
Total Goodwill	$755,199	$836	$(16)	$756,019

[1] During the first quarter of 2024, the Company completed an acquisition of an entity that performed health care services located in Australia. The purchase price was approximately AUD6.0 million, or approximately $3.9 million, based on exchange rates on the date of acquisition subject to certain adjustments. The net assets acquired and operations were not material to our results from operations during the quarter ended March 31, 2024..

The Company has also recorded other finite and indefinite-lived intangible assets as a result of its various business combinations. The Company's intangible assets include facility management contracts and trade names and technology, as follows (in thousands):

	March 31, 2024				December 31, 2023
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	16.3	$223,776	$(135,460)	$88,316	$223,781	$(133,095)	$90,686
Trade names	Indefinite	45,200	—	45,200	45,200	—	45,200
Total acquired intangible assets		$268,976	$(135,460)	$133,516	$268,981	$(133,095)	$135,886

Amortization expense was $2.4 million and $3.4 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 3.1 years.

Estimated amortization expense related to the Company's finite-lived intangible assets for the remainder of 2024 through 2028 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2024	$7,665
2025	8,533
2026	7,166
2027	6,860
2028	6,854
Thereafter	51,238
$88,316

3. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

		Fair Value Measurements at March 31, 2024
	Carrying Value at March 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment:
Rabbi Trusts	$53,403	$9,692	$43,711	$—
Marketable equity and fixed income securities	52,250	23,366	28,884	—
Other non-current assets	19,186	—	19,186	—
Interest rate swap derivatives	4,733	—	4,733	—

		Fair Value Measurements at December 31, 2023
	Carrying Value at December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$51,247	$9,547	$41,700	$—
Marketable equity and fixed income securities	47,382	19,010	28,372	—
Other non-current assets	18,887	—	18,887	—
Interest rate swap derivatives	3,849	—	3,849	—

The Company’s Level 2 financial instruments included in the tables above as of March 31, 2024 and December 31, 2023 consist of interest rate swap derivative assets/liabilities held by GEO, investments in equity and fixed income mutual funds held in the Company’s captive insurance subsidiary, Florina, the Company's rabbi trust established for employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and other non-current assets which include the cash surrender value of company-owned life insurance policies. The Company's Level 1 financial instruments included in the table above as of March 31, 2024 consist of money market funds held in Florina and money market funds held in the Company's rabbi trust established for its Executive Chairman's retirement account.

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

4. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at March 31, 2024 and December 31, 2023 (in thousands):

		Estimated Fair Value Measurements at March 31, 2024
	Carrying Value as of March 31, 2024	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$126,497	$126,497	$126,497	$—	$—
Restricted cash and investments	35,725	35,725	35,725	—	—
Liabilities:
Borrowings under exchange credit facility	$906,712	$932,328	$—	$932,328	$—
10.500% Public Second Lien Notes due 2028	286,521	292,726	—	292,726	—
9.500% Private Second Lien Notes due 2028	239,142	241,917	—	241,917	—
6.00% Senior Notes due 2026	110,858	109,268	—	109,268	—
6.50% Exchangeable Senior Notes due 2026	230,000	394,399	—	394,399	—

		Estimated Fair Value Measurements at December 31, 2023
	Carrying Value as of December 31, 2023	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$93,971	$93,971	$93,971	$—	$—
Restricted cash and investments	65,896	65,896	65,896	—	—
Liabilities:
Borrowings under exchange credit facility	$906,712	$926,445	$—	$926,445	$—
10.500% Public Second Lien Notes due 2028	286,521	293,049	—	293,049	—
9.500% Private Second Lien Notes due 2028	239,142	231,692	—	231,692	—
5.875% Senior Notes due 2024	23,253	22,946	—	22,946	—
6.00% Senior Notes due 2026	110,858	106,541	—	106,541	—
6.50% Exchangeable Senior Notes due 2026	230,000	319,920	—	319,920	—

The fair values of the Company’s cash and cash equivalents, and restricted cash and investments approximates the carrying values of these assets at March 31, 2024 and December 31, 2023. Restricted cash consists of money market funds, bank deposits, commercial paper and time deposits used for asset replacement funds and other funds contractually required to be maintained at the Company's Australian subsidiary. The fair value of the money market funds and bank deposits is based on quoted market prices (Level 1).

As of March 31, 2024, the recurring fair values of the Company's 10.500% Public Second Lien Notes due 2028 and the 9.500% Private Second Lien Notes due 2028 are based on Level 2 inputs using quotations by major market news services, such as Bloomberg. The fair value of the Company's exchange credit facility was also based on quotations by major market new services and also estimates of trading value considering the Company's borrowing rate, the undrawn spread and similar instruments.

As of March 31, 2024 and December 31, 2023, the fair values of the Company's 5.875% senior unsecured notes due 2024 ("5.875% Senior Notes due 2024"), 6.00% senior unsecured notes due 2026 (“6.00% Senior Notes”), and the 6.50% exchangeable senior unsecured notes due 2026 (“Convertible Notes” or “6.50% Exchangeable Notes due 2026”) are based on Level 2 inputs by major market news services.

5. RESTRICTED CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2024	March 31, 2023
Cash and cash equivalents	$126,497	$110,916
Restricted cash and investments - non-current	141,378	129,832
Less Restricted investments - non-current	(72,595)	(64,491)
Total cash, cash equivalents and restricted cash and cash equivalents shown in the statement of cash flows	$195,280	$176,257

Amounts included in restricted cash and cash equivalents are attributable to certain contractual cash restriction requirements at the Company's wholly owned Australian subsidiary and asset replacement funds contractually required to be maintained and other guarantees. Restricted investments - non-current (included in Restricted Cash and Investments in the accompanying consolidated balance sheets) consists of the Company's rabbi trust established for an employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan, its rabbi trust established for its Executive Chairman's retirement account held in a money market fund, investments in equity and fixed income mutual funds and money market funds held in the Company’s captive insurance subsidiary, Florina, and certain contractual cash requirements at the Company’s wholly owned Australian subsidiary related to certain performance guarantees at its Ravenhall facility. The investments held in the rabbi trust related to The GEO Group, Inc. Non-Qualified Deferred Compensation Plan and the investments in equity and fixed income mutual funds held in Florina are restricted investments that are not considered to be restricted cash and cash equivalents in the accompanying consolidated statements of cash flows. Refer to Note 3 - Financial Instruments.

6. SHAREHOLDERS’ EQUITY

The following tables present the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests for the three months ended March 31, 2024 and 2023 (in thousands):

	Common shares		Additional Paid-In		Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Retained Earnings	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended March 31, 2024
Balance, December 31, 2023	126,087	$1,303	$1,299,193	$103,089	$(16,642)	4,210	$(95,175)	$(1,454)	$1,290,314
Proceeds from exercise of stock options	73	1	528	—	—	—	—	—	529
Stock-based compensation expense	—	—	5,656	—	—	—	—	—	5,656
Restricted stock granted	929	9	(9)	—	—	—	—	—	—
Restricted stock canceled	(20)	—	—	—	—	—	—	—	—
Shares withheld for net settlements of share- based awards [1]	(615)	(6)	(7,406)	—	—	—	—	—	(7,412)
Issuance of common stock - ESPP	3	—	36		—	—	—	—	36
Net income (loss)	—	—	—	22,668	—	—	—	(9)	22,659
Other comprehensive loss	—	—	—	—	(3,173)	—	—	12	(3,161)
Balance, March 31, 2024	126,457	$1,307	$1,297,998	$125,757	$(19,815)	4,210	$(95,175)	$(1,451)	$1,308,621

	Common shares		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Deficit)	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended March 31, 2023
Balance, December 31, 2022	124,061	$1,289	$1,291,363	$(4,236)	$(16,919)	4,852	$(105,099)	$(1,310)	$1,165,088
Proceeds from exercise of stock options	7	—	49	—	—	—	—	—	49
Stock-based compensation expense	—	—	5,578	—	—	—	—	—	5,578
Restricted stock granted	1,641	16	(16)	—	—	—	—	—	-
Restricted stock canceled	(18)	—	—	—	—	—	—	—	-
Sale of treasury shares [2]	642	—	(4,174)	—	—	(642)	9,924		5,750
Shares withheld for net settlements of share- based awards [1]	(383)	(4)	(3,441)	—	—	—	—	—	(3,445)
Issuance of common stock - ESPP	5	1	40	—	—	—	—	—	41
Net income (loss)	—	—	—	28,003	—	—	—	(9)	27,994
Other comprehensive income (loss)	—	—	—	—	(2,016)	—	—	10	(2,006)
Balance, March 31, 2023	125,955	$1,302	$1,289,399	$23,767	$(18,935)	4,210	$(95,175)	$(1,309)	$1,199,049

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

Prospectus Supplement

On December 28, 2023, in connection with the shelf registration, the Company filed with the SEC a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $300 million through sales agents. Sales of shares of GEO's common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, will be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the three months ended March 31, 2024.

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

The components of accumulated other comprehensive loss attributable to GEO within shareholders' equity are as follows:

	Three Months Ended March 31, 2024
	(In thousands)
	Foreign currency translation adjustments, net of tax (1)	Change in fair value of derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2024	$(19,755)	$3,041	$72	$(16,642)
Current-period other comprehensive income (loss)	(3,884)	699	12	(3,173)
Balance, March 31, 2024	$(23,639)	$3,740	$84	$(19,815)

	Three Months Ended March 31, 2023
	(In thousands)
	Foreign currency translation adjustments, net of tax (1)	Change in fair value of derivatives, net of tax	Change in marketable securities, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2023	$(20,015)	$3,645	$(953)	$404	$(16,919)
Current-period other comprehensive income (loss)	(1,389)	(1,027)	400	—	(2,016)
Balance, March 31, 2023	$(21,404)	$2,618	$(553)	$404	$(18,935)

(1)
The foreign currency translation related to noncontrolling interests was not significant at March 31, 2024 or 2023.

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

Subsequently, the Board adopted The GEO Group, Inc. Second Amended and Restated 2018 Stock Incentive Plan which was approved by the Company's shareholders and became effective on May 3, 2024. Refer to Note 15-Subsequent Events for further information.

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each time-based or performance-based option awarded. A summary of the activity of stock option awards issued and outstanding under Company plans was as follows for the three months ended March 31, 2024:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at January 1, 2024	2,038	$16.94	5.48	$2,558
Options granted	—	—
Options exercised	(73)	7.20
Options forfeited/canceled/expired	(89)	19.58
Options outstanding at March 31, 2024	1,876	$17.19	5.31	$4,531
Options vested and expected to vest at March 31, 2024	1,828	$17.43	5.22	$4,239
Options exercisable at March 31, 2024	1,466	$19.82	4.48	$2,301

For the three months ended March 31, 2024 and 2023, the amount of stock-based compensation expense related to stock options was $0.2 million and $0.1 million, respectively. As of March 31, 2024, the Company had $1.3 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.7 years.

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

A summary of the activity of restricted stock outstanding is as follows for the three months ended March 31, 2024:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at January 1, 2024	3,999	$7.78
Granted	929	13.82
Vested	(1,891)	7.79
Forfeited/canceled	(20)	8.08
Restricted stock outstanding at March 31, 2024	3,017	$8.67

During the three months ended March 31, 2024, the Company granted 929,292 shares of restricted stock to certain employees and executive officers. Of these awards, 318,807 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2024, 2025 and 2026.

The vesting of these performance-based restricted stock grants are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the shares of restricted stock ("TSR Target Award") can vest at the end of a three year performance period if GEO meets certain total shareholder return ("TSR") performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2024 to December 31, 2026 and (ii) up to 50% of the shares of restricted stock ("ROCE Target Award") can vest at the end of a three year period if GEO meets certain return on capital employed ("ROCE") performance targets over a three year period from January 1, 2024 to December 31, 2026. These market and performance awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the performance-based awards is based on the target awards for both metrics.

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

The metric related to TSR is considered to be a market condition. For share-based awards that contain a market condition, the probability of satisfying the market condition must be considered in the estimate of grant-date fair value and previously recorded compensation expense is not reversed if the market condition is never met. The fair value of these awards was determined based on a Monte Carlo simulation, which calculates a range of possible outcomes and the probabilities that they will occur, using the following weighted average key assumptions: (i) volatility of 53.2%; (ii) beta of 0.96; and (iii) risk free rate of 4.28%.

For the three months ended March 31, 2024 and 2023, the Company recognized $5.5 million and $5.4 million, respectively, of compensation expense related to its restricted stock awards. As of March 31, 2024, the Company had $20.3 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 2.4 years.

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

The Amended ESPP is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Amended ESPP are made on the last day of each month. During the three months ended March 31, 2024 and 2023, 3,039 and 4,567 shares, respectively, of the Company's common stock were issued in connection with the Amended ESPP.

8. EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing the net income attributable to The GEO Group, Inc. available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income attributable to The GEO Group, Inc. available to common stockholders represents net income attributable to The GEO Group reduced by an allocation of earnings to participating securities. The 6.50% Exchangeable Notes due 2026, which contain non-forfeitable rights to dividends declared and paid on the shares of common stock, are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Diluted EPS (as defined below) is calculated under the if-converted method and the two-class method for each class of shareholders using the weighted average number of shares attributable to each class. The calculation that results in the lowest diluted earnings per share amount for common stock is reported in the Company’s financial statements. The if-converted method includes the dilutive effect of potential common shares related to the 6.50% Exchangeable Notes due 2026, if any. Basic and diluted earnings per share were calculated for the three months ended March 31, 2024 and 2023 as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2024	March 31, 2023
Net income	$22,659	$27,994
Net loss attributable to noncontrolling interests	9	9
Less: Undistributed income allocable to participating securities	(3,834)	(4,770)
Net income attributable to The GEO Group, Inc. available to common stockholders	18,834	23,233
Basic earnings per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	122,497	121,432
Per share amount	$0.15	$0.19
Diluted earnings per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	122,497	121,432
Dilutive effect of equity incentive plans	2,800	2,220
Dilutive effect of exchangeable notes	5,690	1,487
Weighted average shares assuming dilution	130,987	125,139
Per share amount	$0.14	$0.19

For the three months ended March 31, 2024, 1,512,119 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share ("EPS") because the effect would be anti-dilutive. There were 135,231 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the three months ended March 31, 2023, 1,442,751 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 203,831 common stock equivalents from restricted shares that were anti-dilutive for the period.

On February 24, 2021, the Company’s wholly owned subsidiary, GEO Corrections Holdings, Inc. (“GEOCH”), completed a private offering of $230 million aggregate principal amount of 6.50% Exchangeable Notes due 2026. Refer to Note 10 – Debt for additional information. As of March 31, 2024, conditions had not been met to exchange the 6.50% Exchangeable Notes due 2026 into shares of the Company’s common stock. Approximately 5.7 million and 1.5 million shares of potential common shares associated with the conversion option embedded in the convertible notes were included in the computation of diluted EPS for the three months ended March 31, 2024 and 2023, respectively, as the Company's average stock price during the period was higher than the exchange price.

On May 6, 2024, the Company issued 9,784,538 shares of GEO common stock in connection with an exchange of approximately $177 million in aggregate principal amount of its outstanding 6.50% Exchangeable Notes due 2026. Refer to Note 15 - Subsequent Events for further information.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

In August of 2019, the Company entered into two interest rate swap agreements in the aggregate notional amount of $44.3 million to fix the interest rate on certain of its variable rate debt to 4.22%. The Company has designated these interest rate swaps as hedges against changes in the cash flows of two identical promissory notes (the "Notes") which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the Notes and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in fair value of the interest rate swaps as accumulated other comprehensive loss, net of applicable taxes. Total unrealized losses recorded in other comprehensive loss, net of tax, related to these cash flow hedges was $0.7 million during the three months ended March 31, 2024. The total fair value of the swap assets as of March 31, 2024 was $4.7 million and is recorded as a component of Other Non-Current assets within the accompanying consolidated balance sheet. There was no material ineffectiveness for the period presented. The Company does not expect to enter into any transactions during the next twelve months which would result in reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss). Refer to Note 10 - Debt for additional information.

10. DEBT

Debt outstanding as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Exchange Credit Agreement
Tranche 1 Loans	$791,480	$791,480
Unamortized premium on tranche 1 loans	17,021	18,359
Unamortized debt issuance costs on tranche 1 loans	(16,417)	(17,707)
Tranche 2 Loans	115,232	115,232
Unamortized discount on tranche 2 loans	(1,060)	(1,136)
Unamortized debt issuance costs on tranche 2 loans	(2,482)	(2,659)
Revolver	—	-
Total Exchange Credit Agreement	903,774	903,569
10.500% Public Second Lien Notes due 2028
Notes Due in 2028	286,521	286,521
Unamortized discount	(12,827)	(13,386)
Unamortized debt issuance costs	(6,936)	(7,237)
Total 10.500% Public Second Lien Notes due 2028	266,758	265,898
9.500% Private Second Lien Notes due 2028
Notes Due in 2028	239,142	239,142
Unamortized discount	(19,121)	(19,843)
Unamortized debt issuance costs	(6,009)	(6,236)
Total 9.500% Private Second Lien Notes due 2028	214,012	213,063
6.50% Exchangeable Senior Notes:
Notes Due in 2026	230,000	230,000
Unamortized debt issuance costs	(4,100)	(4,595)
Total 6.50% Exchangeable Senior Notes Due in 2026	225,900	225,405
6.00% Senior Notes:
Notes Due in 2026	110,858	110,858
Unamortized debt issuance costs	(500)	(557)
Total 6.00% Senior Notes Due in 2026	110,358	110,301
5.875% Senior Notes:
Notes Due in 2024	—	23,253
Unamortized debt issuance costs	—	(44)
Total 5.875% Senior Notes Due in 2024	—	23,209
Finance Lease Liabilities	1,102	1,280
Other debt, net of unamortized debt issuance costs	38,916	39,208
Total debt	1,760,820	1,781,933
Current portion of finance lease liabilities and long-term debt	(43,400)	(55,882)
Finance Lease Liabilities, long-term portion	(372)	(549)
Long-Term Debt	$1,717,048	$1,725,502

Senior Notes Offering and Credit Agreement

On April 18, 2024, the Company announced the closing of its previously announced private offering of $1.275 billion aggregate principal amount of senior notes ("Senior Notes Offering"), comprised of $650.0 million aggregate principal amount of 8.625% senior secured notes due 2029 and $625.0 million aggregate principal amount of 10.25% senior notes due 2031.

The Company also entered into a credit agreement, dated April 18, 2024 to, among other things, evidence and govern a first-lien senior secured revolving credit facility and the commitments thereunder, and a first-lien senior secured term loan facility. The aggregate principal amount of revolving credit commitments under the senior revolving credit facility is $310 million (including a $175 million letter of credit subfacility) and the aggregate principal amount of the senior secured term loan facility is $450.0 million.

The Company used the net proceeds of the senior notes offering, borrowings under the new term loan, and cash on hand to refinance approximately $1.5 billion of existing indebtedness, including to fund the repurchase, redemption or other discharge of the Company’s Tranche 1 Term Loan and Tranche 2 Term Loan under its prior senior credit facility, the 9.50% senior second lien secured notes due 2028, the 10.50% senior second lien secured notes due 2028, and the 6.00% senior notes due 2026, to pay related premiums, transaction fees and expenses, and for general corporate purposes of the Company. Refer to Note 15 - Subsequent Events for further information.

6.50% Exchangeable Senior Notes

On May 6, 2024, the Company retired approximately $177 million in aggregate principal amount of its outstanding 6.50% Exchangeable Senior Notes for an exchange value of approximately $325 million. The consideration consisted of cash of approximately $177 million, using a combination of the net proceeds from the Senior Notes Offering and cash on hand, and 9,784,538 shares of GEO common stock. Refer to Note 15 - Subsequent Events for further information.

Exchange Offer

On August 19, 2022, the Company completed an exchange offer to exchange certain of its outstanding 5.125% Senior Notes due 2023, 5.875% Senior Notes due 2024, 6.00% Senior Notes due 2026 and certain revolving credit loans and term loans under its then existing senior secured credit facility into newly issued senior second lien secured notes and a new Exchange Credit Agreement (as defined below) as follows:

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

Pursuant to Amendment No. 4, the Borrowers and the Consenting Lenders amended the Existing Credit Agreement to permit the consummation of the exchange offers and consent solicitations described herein. Pursuant to Amendment No. 5, (i) the Existing Administrative Agent was replaced as administrative agent under the Amended Credit Agreement with the Amended Credit Agreement Administrative Agent, (ii) the Borrowers and the Consenting Lenders agreed to amend the Existing Credit Agreement as set forth therein, (iii) the Company agreed to purchase the revolving credit commitments of certain Consenting Lenders under the Existing Credit Agreement and exchange such revolving credit commitments with revolving credit commitments under the Exchange Credit Agreement, (iv) certain Consenting Lenders holding such revolving credit commitments agreed to exchange their revolving credit loans and related obligations for cash, tranche 2 term loans under the Exchange Credit Agreement (“Tranche 2 Loans”) and tranche 3 term loans under the Exchange Credit Agreement (“Tranche 3 Loans”), (v) certain Consenting Lenders holding such revolving credit commitments agreed to assign their revolving credit loans and related obligations to certain other Consenting Lenders (who then agreed to exchange such assigned revolving credit loans and related obligations for tranche 1 term loans under the Exchange Credit Agreement (“Tranche 1 Loans”)) and exchange the remainder of such revolving credit loans and related obligations for cash, Tranche 2 Loans and/or Tranche 3 Loans, (vi) the Company agreed to purchase the term loans of certain Consenting Lenders under the Existing Credit Agreement and exchange such term loans with Tranche 1 Loans or a combination of Tranche 1 Loans and cash, and (vii) all letters of credit outstanding under the Existing Credit Agreement were deemed issued and outstanding under the Exchange Credit Agreement and no longer outstanding under the Existing Credit Agreement.

After giving effect to Amendment No. 4 and Amendment No. 5 and the transactions described therein, approximately $87 million in aggregate principal amount of revolving credit commitments and approximately $102 million in aggregate principal amount of term loans remained outstanding under the Amended Credit Agreement. The Credit Facility Guarantors continued to guarantee the obligations in respect of the commitments and loans under the Amended Credit Agreement, and the collateral securing the Borrowers’ and the Credit Facility Guarantors’ obligations in respect of the commitments and loans under the Existing Credit Agreement prior to the effectiveness of the transactions (the “Common Collateral”) continued to secure the Borrower’s and the Credit Facility Guarantors’ obligations in respect of the commitments and loans under the Amended Credit Agreement after giving effect to the transactions. Revolving credit loans under the Amended Credit Agreement continued to bear interest at a per annum rate equal to LIBOR (with no LIBOR floor) plus 1.50% to 2.50%, and the Borrowers continued to pay a fee in respect of unused revolving commitments under the Amended Credit Agreement at a per annum rate of 0.25% to 0.30%, in each case depending on the Company’s total leverage ratio as of the most recent determination date. Term loans under the Amended Credit Agreement continued to bear interest at a per annum rate equal to LIBOR (subject to a floor of 0.75%) plus 2.00%. The revolving credit commitments under the Amended Credit Agreement were scheduled to terminate on May 17, 2024, and the term loans under the Amended Credit Agreement were scheduled to mature on March 23, 2024. The representations and warranties and affirmative and negative covenants in the Amended Credit Agreement were amended so that the representations and warranties and affirmative and negative covenants in the Exchange Credit Agreement were incorporated by reference into the Amended Credit Agreement. Subsequent to the transactions, the term loans were repaid in full.

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

Revolving credit loans under the Exchange Revolving Credit Facility bore interest at a per annum rate equal to Term Secured Overnight Financing Rate (“SOFR”) (subject to a 0.75% floor) plus between 2.25% and 3.25%, and the Borrowers were obligated to pay a fee in respect of unused revolving commitments under the Exchange Revolving Credit Facility at a per annum rate of 0.25% to 0.30%, in each case depending on the Company’s total leverage ratio as of the most recent determination date. Tranche 1 Loans bore interest at a per annum rate equal to Term SOFR (subject to a 0.75% floor) plus 7.125%, Tranche 2 Loans bore interest at a per annum rate equal to Term SOFR (subject to a 0.75% floor) plus 6.125% and Tranche 3 Loans bore interest at a per annum rate equal to Term SOFR (subject to a 0.75% floor) plus 2.00%. At any time after the earlier of (x) February 19, 2024, solely in the event that no 2023 Notes (defined below) or 2024 Notes (defined below) remain outstanding at such time, and (y) November 1, 2024, (i) if the Company’s first lien leverage ratio is less than 1.50:1.00 at such time, then the interest rate margin on Tranche 1 Loans and Tranche 2 Loans would be reduced by 0.25%, and (ii) if the Company has achieved a public corporate credit rating of at least B3 or B-, as applicable (in any case with a stable or better outlook), from any two of S&P, Moody’s and Fitch, then the interest rate margin on Tranche 1 Loans and Tranche 2 Loans would be reduced by 0.25%, resulting in a total reduction in the interest rate margin on Tranche 1 Loans and Tranche 2 Loans of 0.50% if both conditions set forth in clauses (i) and (ii) are satisfied. If, following any reduction in the interest rate margin in accordance with the previous sentence, the condition giving rise to such reduction is no longer satisfied as of the last day of the Company’s most recently ended fiscal quarter, such interest rate margin reduction will no longer apply unless and until such condition is satisfied again.

Loans under the Exchange Revolving Credit Facility could not be borrowed if, at the time of and immediately after giving pro forma effect to such extension of credit and any planned future expenditures entered into or expected to be made or payments on indebtedness required to be made, in each case within 60 days of such extension of credit, domestic unrestricted cash for the Company and its restricted subsidiaries exceeded $234 million. Tranche 1 Loans amortized at a rate of 1.25% per quarter, and Tranche 3 Loans amortized at a rate of 0.25% per quarter. Tranche 2 Loans were not subject to amortization. Mandatory prepayments of loans under the Exchange Credit Agreement were required in respect of certain casualty and asset sale proceeds, excess cash flow and domestic unrestricted cash in excess of $234 million as of the last day of any fiscal quarter, subject to certain thresholds and exceptions. Voluntary prepayments of Tranche 2 Loans, Tranche 3 Loans and loans under the Exchange Revolving Credit Facility were allowed to be made by the Borrowers at any time without premium or penalty (subject to reimbursement for customary breakage expenses). Voluntary prepayments of Tranche 1 Loans and any prepayments of Tranche 1 Loans required in connection with any acceleration of the maturity thereof required payment of a premium equal to (i) a customary “make whole” amount if made prior to the first anniversary of the Transaction Date, (ii) 3.00% of the principal amount prepaid or required to be prepaid if made on or after the first anniversary but prior to the second anniversary of the transaction date, and (iii) 2.00% of the principal amount prepaid or required to be prepaid if made on or after the second anniversary but prior to the third anniversary of the transaction date.

The revolving credit commitments under the Exchange Revolving Credit Facility were scheduled to terminate, and the Tranche 1 Loans and Tranche 2 Loans were scheduled to mature, in each case on the earliest of (i) March 23, 2027, and (ii) in the event that an aggregate principal amount equal to or greater than $100,000,000 of any Specified Senior Note (defined below) remains outstanding on the Springing Maturity Date (defined below) applicable thereto, such Springing Maturity Date, it being understood that Specified Senior Notes are not outstanding to the extent the Company or GEO Corrections Holdings, Inc., as applicable, shall have deposited or caused to be deposited funds into a customary irrevocable escrow in an amount sufficient to pay or redeem such Specified Senior Notes in full on the maturity date thereof, where “Specified Senior Notes” refers to each of the 2026 Notes and the Company’s 6.500% Exchangeable Senior Notes due 2026 (the “2026 Exchangeable Senior Notes”), and “Springing Maturity Date” means the date that is 91 days prior to the stated maturity date of the 2026 Notes or the 2026 Exchangeable Senior Notes, as applicable. The Tranche 3 Loans were scheduled to mature on March 23, 2024. The Tranche 3 Loans were redeemed in full during the third quarter of 2022.

The Exchange Credit Agreement contained certain customary representations and warranties, affirmative covenants and negative covenants, including restrictions on the ability of the Company and its restricted subsidiaries to, among other things, (i) create, incur or assume any indebtedness, (ii) create, incur, assume or permit liens, (iii) make loans and investments, (iv) engage in mergers, acquisitions and asset sales, (v) make certain restricted payments, (vi) issue, sell or otherwise dispose of capital stock, (vii) engage in transactions with affiliates, (viii) cancel, forgive, make any voluntary or optional payment or prepayment on, or redeem or acquire for value any senior notes, except as permitted, (ix) engage in other businesses, except as permitted, and (x) materially impair the security interests securing the obligations under the Exchange Credit Agreement. The Exchange Credit Agreement also contains certained financial covenants, including a maximum total leverage ratio covenant of 6.25:1.00, a maximum first lien leverage ratio covenant of 3.50:1.00, a minimum interest coverage ratio covenant of 1.50:1.00 and a cap of $55 million on the amount of unrestricted cash that the Company’s foreign subsidiaries may hold as of the last day of any fiscal quarter. In addition, the Exchange Credit Agreement restricted the Company from electing to be taxed as a real estate investment trust under the Internal Revenue Code. The Exchange Credit Agreement also contained certain customary events of default.

The Credit Facility Guarantors guaranteed the obligations in respect of the commitments and loans under the Exchange Credit Agreement. The obligations of the Borrowers and the Credit Facility Guarantors in respect of the Exchange Credit Agreement were secured by first-priority liens on the Common Collateral securing the obligations under the Amended Credit Agreement and, other than with respect to the Tranche 3 Loans, first-priority liens on certain additional assets of the Borrower and the Credit Facility Guarantors (the “Exclusive Collateral”), including real property interests with respect to which the Exchange Credit Agreement required the execution and delivery of a mortgage but with respect to which the Amended Credit Agreement did not. The rights of the secured parties under the Exchange Credit Agreement in respect of the Common Collateral were governed by a First Lien Pari Passu Intercreditor Agreement (the “First Lien Pari Passu Intercreditor Agreement”), dated as of August 19, 2022, among the Amended Credit Agreement Administrative Agent, the Exchange Credit Agreement Administrative Agent and each additional senior representative party thereto from time to time, and acknowledged by the Borrower and the Credit Facility Guarantors.

Refinancing Revolving Credit Commitments Amendment

On December 14, 2023, the Company entered into and closed on the Amendment by and among each of GEO and GEO Corrections Holdings, Inc., as the Borrowers, the other loan parties named therein, the lender parties thereto and Alter Domus Products Corp., as administrative agent, to its Credit Agreement. The Amendment refinanced all of GEO’s outstanding revolving credit facility commitments under the Exchange Credit Agreement and under the Existing Credit Agreement.

The Amendment provided for approximately $265 million in refinancing revolving credit commitments maturing on March 23, 2027. Prior to the Amendment, a portion of the Company’s revolving credit commitments matured on May 17, 2024, and the balance of the Company’s revolving credit commitments matured on March 23, 2027. The Amendment further provided that interest would accrue on outstanding revolving credit loans at a rate with a reference to GEO’s total leverage ratio. Revolving credit loans accruing interest at a SOFR based rate would accrue interest at the term SOFR rate for the applicable period plus 3.00% per annum. All other terms governing the refinancing revolving credit commitments remained substantially consistent with those governing the revolving credit commitments being refinanced.

As of March 31, 2024, the Company had no borrowings under its revolver, and approximately $74.2 million in letters of credit which left approximately $190.8 million in additional borrowing capacity under the revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of March 31, 2024 was 12.08%.

Redemption of Senior Notes due 2024

On February 9, 2024, the Company delivered a notice of redemption for all of the remaining $23.8 million in outstanding aggregate principal amount of its 5.875% Senior Notes due 2024. The redemption occurred on March 11, 2024 (the "Redemption Date"). The redemption price was equal to $1,000 per $1,000 original principal amount, plus any accrued and unpaid interest up to, but excluding the Redemption Date. In February 2024 the Company deposited with the trustee the redemption price, using available cash on hand, and the indenture governing the 5.875% Senior Notes due 2024 has been satisfied and discharged.

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

A description of the New Registered Notes and the New Private Notes is as follows:

Issuance of 10.500% Senior Second Lien Secured Notes due 2028

The Company issued $286.5 million aggregate principal amount of new registered notes ("New Registered Notes") pursuant to an Indenture, dated as of August 19, 2022 (the “Registered Notes Indenture”), among the Company, the guarantors named therein (the “Guarantors”) and Ankura Trust Company, LLC, as trustee and second lien collateral trustee (in such capacities, the “Trustee” and “Second Lien Collateral Trustee,” as applicable).

The New Registered Notes were initially fully and unconditionally guaranteed (collectively, the “Registered Notes Guarantees”) by each of the Company’s Restricted Subsidiaries (as defined in the Registered Notes Indenture) that has guaranteed its obligations under the Exchange Credit Agreement and could be guaranteed by additional subsidiaries as described in the Registered Notes Indenture.

The New Registered Notes and the Registered Notes Guarantees were secured on a second-priority basis by the same collateral (the “Collateral”) that secured the obligations under the Exchange Credit Agreement in accordance with the terms of the Registered Notes Indenture and the Second Lien Collateral Trust Agreement, dated as of August 19, 2022 (as amended, supplemented or otherwise modified, the “Second Lien Collateral Trust Agreement”), among the Company, the Guarantors, the Second Lien Collateral Trustee and the Trustee. The Second Lien Collateral Trust Agreement set forth therein the relative rights of the second-lien secured parties with respect to the Collateral and covering certain other matters relating to the administration of security interests. The Second Lien Collateral Trust Agreement generally controlled substantially all matters related to the interest of the second-lien secured parties in the Collateral, including with respect to directing the Second Lien Collateral Trustee, distribution of proceeds and enforcement.

The New Registered Notes were also subject to the terms of the First Lien/Second Lien Intercreditor Agreement (the “First Lien/Second Lien Intercreditor Agreement”), dated August 19, 2022, among the Amended Credit Agreement Administrative Agent, the Exchange Credit Agreement Administrative Agent, each additional senior representative party thereto from time to time and the Second Lien Collateral Trustee and acknowledged by the Company and the Guarantors, and, in connection with the exchange offers and consent solicitations, the Second Lien Collateral Trustee entered into the First Lien/Second Lien Intercreditor Agreement with respect to the New Registered Notes and the New Private Notes. The First Lien/Second Lien Intercreditor Agreement restricted the actions permitted to be taken by the Second Lien Collateral Trustee with respect to the Collateral on behalf of the holders of the New Registered Notes and the New Private Notes, and the Second Lien Collateral Trustee, on behalf of itself and the holders of the New Registered Notes and the New Private Notes, agreed to limit certain other rights with respect to the Collateral during any insolvency proceeding.

The New Registered Notes bore interest at a rate of 10.500% per year, accruing from August 19, 2022. Interest on the New Registered Notes was payable semiannually in arrears on June 30 and December 31 of each year, beginning on December 31, 2022. The New Registered Notes were scheduled to mature on June 30, 2028, subject to earlier repurchase or redemption in accordance with the terms of the Registered Notes Indenture.

The Company was able to redeem some or all of the New Registered Notes at any time upon not less than 10 nor more than 60 days’ notice, at a price equal to (a) 103% of the principal amount of the New Registered Notes redeemed, if redeemed prior to August 19, 2023, (b) 102% of the principal amount of the New Registered Notes redeemed, if redeemed on or after August 19, 2023, but prior to August 19, 2024, (c) 101% of the principal amount of the New Registered Notes redeemed, if redeemed on or after August 19, 2024, but prior to August 19, 2025 or (d) 100% of the principal amount of the New Registered Notes redeemed, if redeemed on or after August 19, 2025, in each case plus accrued and unpaid interest, if any, to, but not including, the redemption date and a make-whole premium set forth in the Registered Notes Indenture. If the Company had experienced certain change of control events, the Company would have been required to offer to repurchase the New Registered Notes at 101% of their principal amount, plus accrued and unpaid interest, if any, to, but not including, the repurchase date.

The Registered Notes Indenture contained covenants that, among other things, restricted the Company’ ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain dividend payments, distributions, investments and other restricted payments, sell certain assets, agree to any restrictions on the ability of its restricted subsidiaries to make payments to the Company, create certain liens, merge, consolidate or sell all or substantially all of their assets and enter into certain transactions with affiliates. These covenants were subject to a number of important exceptions and qualifications as described in the Registered Notes Indenture. The New Registered Notes were redeemed with the proceeds of the Senior Notes Offering on April 18, 2024. Refer to Note 15 - Subsequent Events for further information.

Issuance of 9.500% Senior Second Lien Secured Notes due 2028

The Company issued $239.1 million aggregate principal amount of New Private Notes pursuant to an Indenture, dated as of August 19, 2022 (the “Private Notes Indenture”), among the Company, the Guarantors, the Trustee and the Second Lien Collateral Trustee.

The New Private Notes were initially fully and unconditionally guaranteed (collectively, the “Private Notes Guarantees”) by each of the Company’s Restricted Subsidiaries (as defined in the Registered Notes Indenture) that has guaranteed its obligations under the Exchange Credit Agreement and could be guaranteed by additional subsidiaries as described in the Registered Notes Indenture.

The New Private Notes and Private Notes Guarantees were subject to the terms of the Second Lien Collateral Trust Agreement and the First Lien/Second Lien Intercreditor Agreement described above on the same terms as the New Registered Notes.

The New Private Notes bore interest at a rate of 9.500% per year, accruing from August 19, 2022. Interest on the New Private Notes was payable semiannually in arrears on June 30 and December 31 of each year, beginning on December 31, 2022. The New Private Notes were scheduled to mature on December 31, 2028, subject to earlier repurchase or redemption in accordance with the terms of the Private Notes Indenture.

The Company was able redeem some or all of the New Private Notes at any time upon not less than 10 nor more than 60 days’ notice, at a price equal to (a) 103% of the principal amount of the New Private Notes redeemed, if redeemed prior to August 19, 2023, (b) 102% of the principal amount of the New Private Notes redeemed, if redeemed on or after August 19, 2023, but prior to August 19, 2024, (c) 101% of the principal amount of the New Private Notes redeemed, if redeemed on or after August 19, 2024, but prior to August 19, 2025 or (d) 100% of the principal amount of the New Private Notes redeemed, if redeemed on or after August 19, 2025, in each case plus accrued and unpaid interest, if any, to, but not including, the redemption date and a make-whole premium set forth in the Private Notes Indenture. If the Company had experienced certain change of control events, the Company would have been required to offer to repurchase the New Private Notes at 101% of their principal amount, plus accrued and unpaid interest, if any, to, but not including, the repurchase date.

The Private Notes Indenture contained covenants that, among other things, restricted the Company’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain dividend payments, distributions, investments and other restricted payments, sell certain assets, agree to any restrictions on the ability of its restricted subsidiaries to make payments to the Company, create certain liens, merge, consolidate or sell all or substantially all of their assets and enter into certain transactions with affiliates. These covenants were subject to a number of important exceptions and qualifications as described in the Private Notes Indenture. The New Private Notes were redeemed with the proceeds of the Senior Notes Offering on April 18, 2024. Refer to Note 15 - Subsequent Events for further information.

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

Subject to certain restrictions on share ownership and transfer, holders may exchange the notes at their option prior to the close of business on the business day immediately preceding November 25, 2025, but only under the following circumstances: (1) during the five consecutive business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the exchange rate for the notes on each such trading day; or (2) upon the occurrence of certain specified corporate events. On or after November 25, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, holders may exchange their notes at any time, regardless of the foregoing circumstances. Upon exchange of a note, GEO will pay or deliver, as the case may be, cash or a combination of cash and shares of the Company’s common stock. As of March 31, 2024, conditions had not been met to exchange the notes.

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

Because the Company currently intends to settle conversions by paying cash up to the principal amount of the Convertible Notes, with any excess conversion value settled in shares of common stock, the Convertible Notes are being accounted for using the net settlement method (or treasury stock-type method) for the purposes of calculating diluted earnings per share. Using this method, the denominator will be affected when the average share price of the Company's common stock for a given period is greater than the conversion price of approximately $9.225 per share. There was a dilutive impact for the three months ended March 31, 2024 and 2023, refer to Note 8- Earnings Per Share for further information.

On May 6, 2024, the Company exchanged approximately $177 million of aggregate principal amount of its outstanding 6.50% Exchangeable Senior Notes for an exchange value of approximately $325 million. The consideration consisted of cash and shares of GEO common stock. Refer to Note 15 - Subsequent Events for further information.

Other

In August of 2019, the Company entered into two identical Notes in the aggregate amount of $38.9 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the Notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. The Company has entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at March 31, 2024 is $0.5 million of deferred loan costs incurred in the transaction. Refer to Note 9 - Derivative Financial Instruments for further information.

The Company was in compliance with its debt covenants at March 31, 2024.

Guarantees

Australia

The Company has entered into a guarantee in connection with the operating performance of a facility in Australia. The obligation amounted to approximately AUD53 million, or $34.6 million, based on exchange rates as of March 31, 2024.

As of March 31, 2024, the Company also had five other letters of credit outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $8.6 million, based on exchange rates as of March 31, 2024.

Except as discussed above, the Company does not have any off-balance sheet arrangements.

11. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Litigation, Claims and Assessments

Shareholder and Derivative Litigation

On July 7, 2020, a putative shareholder class action lawsuit was filed against the Company and its officers George C. Zoley and Brian R. Evans in the U.S. District Court for the Southern District of Florida. The parties resolved this matter following mediation for a payment to a settlement class of $3 million paid by the Company's insurance carrier. On November 17, 2023, the court entered a Final

Judgment and Order of Dismissal with Prejudice approving the settlement. After the putative shareholder class action lawsuit was filed, three related putative shareholder derivative actions were also filed. These cases generally allege breaches of fiduciary duties premised on alleged materially false and misleading statements and/or omissions related to pending litigation, as alleged in the shareholder class action. First, on July 1, 2021, a putative shareholder derivative complaint was filed by Anning Fang, a purported stockholder, in Palm Beach County, Florida Circuit Court against the Company, as well as current and former Company directors and officers George C. Zoley, Jose Gordo, Brian R. Evans, Ann M. Schlarb, Richard H. Glanton, Anne N. Foreman, Christopher C. Wheeler, Julie M. Wood, Guido van Hauwermeiren, Scott M. Kernan, and Duane Helkowski (collectively, the “State-Court Defendants”). Second, on November 12, 2021, a putative shareholder derivative complaint was filed by Rui Zhang, a purported stockholder, in the U.S. District Court for the Southern District of Florida against the Company, the State-Court Defendants, as well as then current and former Company officers David Venturella and J. David Donahue (collectively, the “Derivative Defendants”). Third, on August 24, 2022, a putative stockholder derivative complaint was filed by Gerardo Maldonado Jr., a purported stockholder, in the U.S. District Court for the Southern District of Florida against the Company and the Derivative Defendants. The state-court Fang complaint alleges breach of fiduciary duty and unjust enrichment claims against the State-Court Defendants relating to purported healthcare and quality of care deficiencies, an allegedly inadequate response to the COVID-19 pandemic, alleged forced labor by detainees, and alleged exposure to pending litigation, which purportedly led to damage to GEO. The Zhang and Maldonado federal-court complaints make similar allegations of breach of fiduciary duty as to the Derivative Defendants, assert claims for unjust enrichment and waste of corporate assets, and also allege that the Derivative Defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and that Mr. Zoley contributed to alleged violations of Sections 10(b) and 21D of the Exchange Act. The three putative shareholder derivative cases are currently stayed. Following mediation, the Zhang parties reached an agreement to resolve all derivative claims with the Company agreeing to adopt certain corporate governance policies. On April 16, 2024, the Zhang court entered an order preliminarily approving the settlement.

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

The first of the two Washington State lawsuits was filed on September 26, 2017, by immigration detainees against the Company in the U.S. District Court for the Western District of Washington. The second lawsuit was filed on September 20, 2017, by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. The plaintiffs claimed that Washington minimum wage laws should be enforced with respect to detainees who volunteer to participate in a VWP administered by GEO at the Northwest ICE Processing Center (the "Center") as required by the U.S. Department of Homeland Security under the terms of GEO’s contract. The Center houses persons in the custody of federal immigration authorities while the federal government is determining their immigration status. In October 2021, an unfavorable jury verdict and court judgment resulting in a combined $23.2 million judgment entered against the Company in the retrial of the two cases, which judgment amounts were subsequently increased by a further award against the Company of attorney’s fees, costs, and pre-judgment interest in the amount of $14.4 million. Post-judgment interest is accruing on these judgments in accordance with Washington law. The trial court has waived the necessity to post a supersedeas bond for the combined judgments and has stayed enforcement of the verdict and judgments while GEO’s appeal to the U.S. Court of Appeals for the Ninth Circuit is pending. Oral argument before the Ninth Circuit was held on October 6, 2022. On March 7, 2023, the Ninth Circuit certified certain state law questions to the Washington Supreme Court. Oral argument before the Washington Supreme Court was held on October 17, 2023. On December 21, 2023, the Washington Supreme Court issued an opinion answering the questions certified by the Ninth Circuit. Under the Ninth Circuit’s March 7, 2023 order certifying the above questions to the Washington Supreme Court, the Ninth Circuit has resumed control and jurisdiction over the Washington State lawsuits. On February 21, 2024, the United States Department of Justice filed its Brief for the United States as Amicus Curiae in Support of GEO, arguing that the Washington State judgments should be reversed because the Supremacy Clause precludes application of the

Washington Minimum Wage Statute to work programs for federal detainees. In its Brief, the Department of Justice asserts that application of the Washington law independently contravenes intergovernmental immunity because it would make federal detainees subject to provisions that do not apply, and never have applied, to persons in state custody, singling out a contractor with the federal government for obligations Washington does not itself bear. The Department of Justice also contends that the immigration statutory structure approved by Congress does not contemplate a role for states or state law in governing the Voluntary Work Program for federal detainees.

In California, a class action lawsuit was filed on December 19, 2017, by immigration detainees against the Company in the U.S. District Court Eastern Division of the Central District of California. The California lawsuit alleges violations of the state’s minimum wage laws, violations of the TVPA and California's equivalent state statute, unjust enrichment, unfair competition and retaliation. The California court has certified a class of individuals who have been civilly detained at the Company's Adelanto Facility from December 19, 2014, until the date of final judgment. On March 31, 2022, the court entered a stay until the Ninth Circuit rules on the Washington State lawsuits.

Current and former detainees of the Mesa Verde ICE Processing Center and the Golden State Annex ICE Processing Center filed a class action lawsuit on July 13, 2022, against the Company in the U.S. District Court for the Eastern District of California, Fresno Division. This lawsuit is similar to the cases in Colorado, Washington State, and California discussed above. The complaint alleges that federal detainees who volunteer to participate in the VWP at GEO’s Mesa Verde and Golden State Annex ICE facilities are employees of GEO and entitled to the state’s minimum wage. Plaintiffs also make claims for unfair competition, unjust enrichment, human trafficking, forced labor, California's Private Attorneys General Act and retaliation. GEO filed both a motion to stay the action pending the Ninth Circuit's decision in the Washington State lawsuits and a motion to dismiss the action in its entirety. On July 10, 2023, the court entered a stay until the Ninth Circuit rules on the Washington State lawsuits.

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

Challenges to State Legislation that Conflict with Federal Contracts

On July 13, 2023, the Company filed a lawsuit in the U.S. District Court for the Western District of Washington against the State of Washington for declaratory and injunctive relief challenging the State of Washington’s newly enacted law – House Bill 1470. House Bill 1470 purports to empower state agencies with new rule making, inspection, investigation, and testing powers over the Northwest ICE Processing Center. House Bill 1470 also creates a statutory regime of civil penalties applicable to private detention facilities for violations of House Bill 1470 detention standards, and purports to create a private right of action for detainees aggrieved by violations of the statute. On March 8, 2024, the U.S. District Court for the Western District of Washington entered an order preliminarily enjoining the enforcement of House Bill 1470 against GEO as the operator of the Northwest ICE Processing Center. On April 29, 2024, the State of Washington filed a Notice of Appeal of the order preliminarily enjoining the enforcement of House Bill 1470.

On April 15, 2024, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against the State of New Jersey for declaratory and injunctive relief challenging the State of New Jersey’s Assembly Bill 5207 – that purports to prohibit the operation of "private detention facilities" in the state, which would prevent the United States from using privately contracted detention facilities to house detainees in the custody of ICE. On April 25, 2024, the U.S. District Court for the District of New Jersey entered an order preliminarily enjoining the State of New Jersey from enforcing Assembly Bill 5207 against a private detention facility-including any owned by Plaintiff GEO-until a further Order of the Court.

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

Other Assessment

A state non-income tax audit completed in 2016 included tax periods for which the state tax authority had previously processed a substantial tax refund. At the completion of the audit fieldwork, the Company received a notice of audit findings disallowing deductions that were previously claimed by the Company that was approved by the state tax authority and served as the basis for the approved refund claim. In early January 2017, the Company received a formal Notice of Assessment of Taxes and Demand for Payment from the taxing authority disallowing the deductions. The total tax, penalty and interest related to the assessment is approximately $21.3 million. The Company appealed the administrative ruling. In February 2024, the Company received notice that the New Mexico Court of Appeals had ruled against its appeal. The Company appealed this ruling to the New Mexico Supreme Court by timely filing a Petition for Writ of Certiorari on April 19, 2024. The Company disagrees with the assessment and will continue to take all necessary steps to vigorously defend its position. The Company has established an estimated liability based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of outside counsel in connection with this matter.

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

Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing active capital projects will be approximately $45.6 million of which $22.7 million was spent through the first three months of 2024. The Company estimates the remaining capital requirements related to these capital projects will be $22.9 million which will be spent through the remainder of 2024.

Idle Facilities

As of March 31, 2024, the Company was marketing ten of its idle facilities to potential customers. One of the facilities, Cheyenne Mountain Recovery Center, is under a contract which has yet to be activated. The carrying values of these idle facilities are included in Property and Equipment in the accompanying consolidated balance sheets. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that can be easily transferred for use at other facilities. There was no indication of impairment related to the Company's idle facilities as of March 31, 2024.

				Secure Services	Reentry Services	Total
		Secure Services	Reentry Services	Net Carrying Value	Net Carrying Value	Net Carrying Value
Facility	Year Idled	Design Capacity (beds)	Design Capacity (beds)	March 31, 2024	March 31, 2024	March 31, 2024
D. Ray James Correctional Facility	2021	1,900	—	49,292	—	49,292
Northlake Correctional Facility	2022	1,800	—	73,591	—	73,591
Rivers Correctional Facility	2021	1,450	—	35,815	—	35,815
Big Spring Correctional Facility	2021	1,732	—	29,492	—	29,492
Flightline Correctional Facility	2021	1,800	—	33,311	—	33,311
McFarland Female Community Reentry Facility	2020	-	300	-	10,227	10,227
Hector Garza Center	2020	-	139	-	4,382	4,382
Cheyenne Mountain Recovery Center	2020	750	—	17,360	—	17,360
Delaney Hall	2023	1,200	-	25,819	-	25,819
Coleman Hall	2017	—	350	—	7,270	7,270
Total		10,632	789	$264,680	$21,879	$286,559

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

The Company's segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenues:
U.S. Secure Services	$400,940	$365,957
Electronic Monitoring and Supervision Services	86,784	132,640
Reentry Services	67,830	64,223
International Services	50,118	45,389
Total revenues	$605,672	$608,209
Operating income from segments:
U.S. Secure Services	$79,241	$64,344
Electronic Monitoring and Supervision Services	38,180	64,688
Reentry Services	12,742	10,186
International Services	2,469	3,576
Operating income from segments	$132,632	$142,794
General and Administrative Expenses	(53,070)	(50,134)
Total Operating Income	$79,562	$92,660

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Operating income from segments	$132,632	$142,794
Unallocated amounts:
General and administrative expenses	(53,070)	(50,134)
Net interest expense	(48,821)	(53,090)
Loss on extinguishment of debt	(39)	(136)
Income before income taxes and equity in earnings of affiliates	$30,702	$39,434

Equity in Earnings of Affiliates

Equity in earnings of affiliates includes the Company’s 50% owned joint ventures in South African Custodial Services Pty. Limited (“SACS”), located in South Africa, and GEOAmey Ltd. (“GEOAmey”), located in the United Kingdom. The Company's investments in these entities are accounted for under the equity method of accounting. The Company’s investments in these entities are presented as a component of Other Non-Current Assets in the accompanying consolidated balance sheets.

The Company has recorded $0.4 million in losses, net of tax, for SACS operations during the three months ended March 31, 2024, and $0.5 million in earnings, net of tax, for SACS operations during the three months ended March 31, 2023, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of March 31, 2024, and December 31, 2023, the Company’s investment in SACS was $8.0 million and $9.1 million, respectively, and represents its share of cumulative reported earnings.

The Company has recorded $0.4 million in earnings, net of tax, for GEOAmey's operations during the three months ended March 31, 2024, and $0.4 million in earnings, net of tax, for GEOAmey's operations during the three months ended March 31, 2023, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of March 31, 2024, and December 31, 2023, the Company’s investment in GEOAmey was $8.4 million and represents its share of cumulative reported earnings.

13. BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$27,790	$26,207
Service cost	163	745
Interest cost	341	1,345
Actuarial gain	—	421
Benefits paid	(249)	(928)
Projected benefit obligation, end of period	$28,045	$27,790
Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	249	928
Benefits paid	(249)	(928)
Plan assets at fair value, end of period	$—	$—
Unfunded Status of the Plan	$28,045	$27,790

	Three Months Ended
	March 31, 2024	March 31, 2023
Components of Net Periodic Benefit Cost
Service cost	$163	$186
Interest cost	341	336
Net loss	15	-
Net periodic benefit cost	$519	$522

The service cost and other components of net periodic benefit cost are included in General and Administrative Expenses in the accompanying consolidated statements of operations.

The long-term portion of the pension liability as of March 31, 2024 and December 31, 2023 was $27.2 million and $27.0 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

Amended and Restated Executive Retirement Agreement

The Company also has a non-qualified deferred compensation agreement with its former CEO. The agreement provides for a lump sum cash payment upon retirement, no sooner than age 55. As of March 31, 2024, the former CEO had reached age 55 and was eligible to receive the payment upon retirement.

On May 27, 2021, the Company and its former CEO entered into an Amended and Restated Executive Retirement Agreement which replaced the former CEO’s previous agreement, effective July 1, 2021. Pursuant to the terms of the Amended and Restated Executive Retirement Agreement, upon the date that the former CEO ceases to provide services to the Company, the Company will pay to the former CEO an amount equal to $3.6 million which shall be paid in cash. The payment shall be credited with interest at a rate of 5% compounded quarterly. Additionally, at the end of each calendar year provided that the former CEO is still providing services to GEO pursuant to the Executive Chairman Agreement, GEO will credit an amount equal to $1.0 million at the end of each calendar year (the “Employment Contributions Account”). The Employment Contributions Account will be credited with interest at the rate of 5% compounded quarterly. The balance of the Amended and Restated Executive Retirement Agreement was approximately $10 million at March 31, 2024 and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

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

15. SUBSEQUENT EVENTS

Senior Notes Offering

On April 18, 2024, the Company announced the closing of its previously announced private offering of $1.275 billion aggregate principal amount of senior notes (the “Senior Notes Offering”), comprised of $650.0 million aggregate principal amount of 8.625% senior secured notes due 2029 (the “Secured Notes”) and $625.0 million aggregate principal amount of 10.25% senior notes due 2031 (the “Unsecured Notes”).

The Secured Notes accrue interest at a rate of 8.625% per year. Interest on the Secured Notes is payable semi-annually on each April 15 and October 15, commencing October 15, 2024. The Unsecured Notes accrue interest at a rate of 10.250% per year. Interest on the Unsecured Notes is payable semi-annually on each April 15 and October 15, commencing October 15, 2024.

The Secured Notes are also subject to the terms of the First Lien Intercreditor Agreement (the “First Lien Intercreditor Agreement”), dated April 18, 2024, among GEO, GEOCH, the other grantors from time to time party thereto, Citizens Bank, NA, as Credit Agreement Collateral Agent and Authorized Representative for the Credit Agreement Secured Parties, and Ankura Trust Company, LLC as Initial Additional Collateral Agent and Initial Additional Authorized Representative. The First Lien Intercreditor Agreement sets forth the relative rights and obligations of the holders of First Lien Secured Obligations (which means (i) all obligations as defined in the Credit Agreement, (ii) all obligations under the Secured Notes, the Indenture governing the Secured Notes, the Secured Note Guarantees and the Security Documents (as defined in the Indenture governing the Secured Notes), and (iii) any other indebtedness secured on a first lien pari passu basis with such obligations), in each case, with respect to shared Collateral.

The Company used the net proceeds of the Senior Notes Offering, borrowings under the new Term Loan (defined below), and cash on hand to refinance approximately $1.5 billion of existing indebtedness, including to fund the repurchase, redemption or other discharge of the Company’s existing Tranche 1 Term Loan and Tranche 2 Term Loan under its prior senior credit facility, the 9.50% senior second lien secured notes due 2028, the 10.50% senior second lien secured notes due 2028, and the 6.00% senior notes due 2026, to pay related premiums, transaction fees and expenses, and for general corporate purposes of the Company.

Registration Rights Agreement

Under the terms of the Registration Rights Agreement, dated as of April 18, 2024, among GEO, the Guarantors and Citizens JMP Securities, LLC, as the representative of the initial purchasers (the “Representative”) of the Notes (the “Registration Rights Agreement”), the Company has agreed to file a registration statement, with respect to a proposed offer (the “Registered Exchange Offer”) to issue and deliver, in exchange for the Initial Securities (as defined in the Registration Rights Agreement, which includes the Notes issued on April 18, 2024), an equal aggregate principal amount of debt securities and related guarantees (collectively, the “Exchange Securities”) of the Company and the Guarantors, respectively, issued under the applicable Indenture on or prior to 120 days after the date of original issue of the Initial Securities (the “Issue Date”) and to use its reasonable best efforts to have the registration statement declared effective on or prior to 180 days after the Issue Date. The Company has also agreed to consummate the Registered Exchange Offer not later than 220 days after the Issue Date and keep the registration statement effective for not less than 20 business after the date notice of the Registered Exchange Offer is delivered to the Holders (as defined in the Registration Rights Agreement).

If the Company fails to satisfy certain filing and other obligations described in the Registration Rights Agreement, it will be obligated to pay additional interest at a rate of $0.05 per week per $1,000 principal amount of Initial Securities for the first 90-day period and an additional $0.05 per week per $1,000 principal amount of Initial Securities with respect to each subsequent 90-day period thereafter, until its registration obligations are fulfilled, up to a maximum of 1.0% per annum.

Credit Agreement

GEO and GEOCH, as borrowers (collectively, the “Credit Facility Borrowers”), entered into a Credit Agreement, dated April 18, 2024 (the “Credit Agreement”) to, among other things, evidence and govern a first-lien senior secured revolving credit facility (the “Revolving Credit Facility”; and the commitments thereunder, the “Revolving Credit Facility Commitments”) and a first-lien senior secured term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facility”). The aggregate principal amount of revolving credit commitments under the Revolving Credit Facility is $310 million (including a $175 million letter of credit subfacility) and the aggregate principal amount of the New Term Loan Facility is $450.0 million.

The loans under the Revolving Credit Facility (the “Revolving Credit Loans”) bear interest at a per annum rate equal to either (i) Alternate Base Rate (as defined below) plus an applicable margin or (ii) Term SOFR (as defined below) (subject to a 0.75% floor) plus an applicable margin, which applicable margin shall, in either case, vary depending on GEO’s total leverage ratio as of the most recent determination date, and the Credit Facility Borrowers will pay a fee in respect of the unused revolving commitments under the Revolving Credit Facility at a per annum rate ranging from 0.25% to 0.50%, in each case depending on GEO’s total leverage ratio as of the most recent determination date, where “Alternate Base Rate” means, for any day, a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Rate for such day plus 1/2 of 1% and (c) Term SOFR (as defined below) for a one-month tenor in effect on such day, plus 1%, and “Term SOFR” means the Term Secured Overnight Financing Rate. The loans under the Term Loan Facility (the “Term Loans”) bear interest at a per annum rate equal to either (i) Alternate Base Rate plus an applicable margin for Alternate Base Rate Loans and (ii) Term SOFR (subject to a 0.75% floor) plus an applicable margin for Term SOFR Loans.

The Term Loans amortize at a rate equal to 1.25% of the original principal amount of such Term Loans per quarter. Mandatory prepayments of loans under the Credit Agreement are required in respect of certain casualty and asset sale proceeds and excess cash flow, subject to certain thresholds and exceptions. Voluntary prepayments of the Revolving Credit Loans may be made by the Credit Facility Borrowers at any time without premium or penalty (subject to reimbursement for customary breakage expenses). Voluntary prepayments of the Term Loans and any prepayments of Term Loans required in connection with any acceleration of the maturity thereof (or in connection with a foreclosure or other disposition of or realization upon any Collateral or other satisfaction or compromise of any obligations thereunder in any insolvency or other similar proceeding) will require payment of a premium equal to (i) 2.00% of the principal amount prepaid or required to be prepaid if made prior to the first anniversary of the effective date of the Term Loan Facility and (ii) 1.00% of the principal amount prepaid or required to be prepaid if made on or after the first anniversary of the effective date of the Term Loan Facility but prior to the second anniversary of the effective date of the Term Loan Facility.

The Revolving Credit Facility Commitments under the Revolving Credit Facility will terminate, and the Revolving Credit Loans will mature, on the earliest of (i) April 15, 2029, (ii) in the event that any Term Loans remain outstanding on the date that is ninety-one days prior to the Term Loan Maturity Date (as defined below), the date that is ninety-one days prior to the Term Loan Maturity Date,

(iii) in the event that an aggregate principal amount equal to or greater than $100,000,000 of any Senior Notes remains outstanding on the Senior Notes Springing Maturity Date (as defined below), such Senior Notes Springing Maturity Date, it being understood that Senior Notes shall not be considered to be outstanding for purposes of this clause (iii) to the extent GEO, shall have deposited or caused to be deposited funds into a customary irrevocable escrow in an amount sufficient to pay or redeem such Senior Notes in full on the maturity date thereof (the “Maturity Reserve Condition”), where “Senior Notes” refers to each of the Secured Notes and the Unsecured Notes and any other senior notes issued by GEO or any of its subsidiaries (excluding the 6.50% Exchangeable Senior Notes), and “Senior Notes Springing Maturity Date” means the date that is ninety-one days prior to the stated maturity date of the applicable Senior Notes. The Term Loans will mature on the earliest of (i) April 15, 2029 and (ii) in the event that an aggregate principal amount equal to or greater than $100,000,000 of any series or class of Senior Notes remains outstanding on the Senior Notes Springing Maturity Date, such Senior Notes Springing Maturity Date, unless the Maturity Reserve Condition is satisfied with respect to such Senior Notes (such earliest date, the “Term Loan Maturity Date”).

The Credit Agreement contains certain customary representations and warranties, affirmative covenants and negative covenants, including restrictions on the ability of GEO and its restricted subsidiaries to, among other things, (i) create, incur or assume any indebtedness, (ii) create, incur, assume or permit liens, (iii) make loans and investments, (iv) engage in mergers, acquisitions and asset sales, (v) make certain restricted payments, (vi) engage in transactions with affiliates, (vii) cancel, forgive, make any voluntary or optional payment or prepayment on, or redeem or acquire for value any subordinated indebtedness, except as permitted under applicable subordination terms, (viii) engage in other businesses, except as permitted, and (ix) materially impair the security interests securing the obligations under the Credit Agreement. The Credit Agreement also contains certain financial covenants, including a maximum total leverage ratio covenant, a maximum first lien leverage ratio covenant and a minimum interest coverage ratio covenant. In addition, the Credit Agreement restricts GEO from electing to be taxed as a real estate investment trust under the Internal Revenue Code. The Credit Agreement also contains certain customary events of default.

The Credit Facility guarantors will guarantee the obligations in respect of the commitments and loans under the Credit Agreement. The obligations of the Credit Facility Borrowers and the Credit Facility guarantors in respect of the Credit Agreement will be secured by first-priority liens on substantially all of their assets, including real property interests with respect to which the Credit Agreement requires the execution and delivery of a mortgage. The rights of the holders of the Secured Notes in the Collateral (including the right to exercise remedies) is subject to the First Lien Intercreditor Agreement.

6.50% Exchangeable Senior Notes

On May 6, 2024, the Company retired approximately $177 million in aggregate principal amount of its outstanding 6.50% Exchangeable Senior Notes for an exchange value of approximately $325 million. The consideration consisted of cash of approximately $177 million, using a combination of the net proceeds from the Senior Notes Offering and cash on hand, and 9,784,538 shares of GEO common stock.

Adoption of Second Amended and Restated 2018 Stock Incentive Plan

The Compensation Committee approved The GEO Group, Inc. Second Amended and Restated 2018 Stock Incentive Plan (the “Amended 2018 Plan”), which was approved by the Company's shareholders and became effective on May 3, 2024. The Amended 2018 Plan supersedes the previous 2018 Stock Incentive Plan. As of the date the Amended 2018 Plan was approved by the Company’s shareholders, it provided for a reserve of an additional 12,400,000 shares of common stock that may be issued pursuant to awards granted under the Amended 2018 Plan. The Company filed a Form S-8 registration statement related to the Amended 2018 Plan on May 7, 2024.

Amended and Restated Articles of Incorporation

The Board upon the recommendation of the Nominating and Corporate Governance Committee, unanimously approved the Amended and Restated Articles of Incorporation of The GEO Group, Inc. (the “Amended and Restated Charter”), which was approved by our shareholders on May 3, 2024. The amendment increased the number of authorized shares of capital stock provided for therein from the 217,500,000 shares previously authorized to 255,000,000 shares, consisting of 225,000,000 shares of Common Stock and 30,000,000 shares of Preferred Stock.

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
•
the covenants in the indentures governing the Convertible Notes, the Secured Notes and the Unsecured Notes and the Credit Agreement impose significant operating and financial restrictions which may adversely affect our ability to operate our business;
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
•
we are subject to the loss of our facility management contracts, due to executive orders, terminations, non-renewals or competitive re-bids or legal proceedings, which could adversely affect our results of operations and liquidity, including our ability to secure new facility management contracts from other government customers;
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
•
the market price of our common stock may vary substantially. If the market price of our common stock were to decline in the future at a specific measurement time period that impacts our public float calculation, we could potentially lose our status as a well-known seasoned issuer and/or large accelerated filer;
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
•
failure to comply with anti-bribery and anti-corruption laws could subject us to penalties and other adverse consequences; and
•
other factors contained in our filings with the SEC, including, but not limited to, those detailed in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed with the SEC.

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

Introduction

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described above under “Forward-Looking Information”, and under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

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

At March 31, 2024, our worldwide operations include the management and/or ownership of approximately 81,000 beds at 100 secure services and community based facilities, including idle facilities, and also include the provision of community supervision services for individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

For the three months ended March 31, 2024 and 2023, we had consolidated revenues of $605.7 million and $608.2 million, respectively. We maintained an average company-wide facility occupancy rate of approximately 87.6% including 69,834 active beds and excluding 11,421 idle beds, which includes those being marketed to potential customers, for the three months ended March 31, 2024, and approximately 87.2% including 69,376 active beds and excluding 13,106 idle beds, which includes those being marketed to potential customers, for the three months ended March 31, 2023.

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 29, 2024, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the year ended December 31, 2023.

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

Idle Facilities

We are currently marketing 11,421 vacant beds at ten of our idle facilities to potential customers, with the exception of our company-owned 750-bed Cheyenne Mountain Recovery Center, which is under a contract that has not yet been activated. The carrying values of these idle facilities totaled $286.6 million as of March 31, 2024, excluding equipment and other assets that can be easily transferred for use at other facilities. Refer to Note 11 - Commitments, Contingencies and Other Matters of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2024, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of First Quarter 2024 and First Quarter 2023

Revenues

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$400,940	66.2%	$365,957	60.2%	$34,983	9.6%
Electronic Monitoring and Supervision Services	86,784	14.3%	132,640	21.8%	(45,856)	(34.6)%
Reentry Services	67,830	11.2%	64,223	10.6%	3,607	5.6%
International Services	50,118	8.3%	45,389	7.5%	4,729	10.4%
Total	$605,672	100.0%	$608,209	100.0%	$(2,537)	(0.4)%

U.S. Secure Services

Revenues for U.S. Secure Services increased by $35.0 million in First Quarter 2024 compared to First Quarter 2023 primarily due to aggregate increases of $8.3 million primarily due to the activation of new transportation contracts as well as our lease with the Oklahoma Department of Corrections for our company-owned Great Plains Correctional Facility which commenced on May 1, 2023. In addition, we experienced aggregate net increases in rates and/or per diem amounts in connection with contract modifications, transportation services and increased occupancies of $26.6 million.

The number of compensated mandays in U.S. Secure Services facilities was relatively consistent at approximately 4.2 million in First Quarter 2024 and 4.3 million in First Quarter 2023. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Secure Services facilities was 87.6% and 87.5% of capacity in the First Quarter 2024 and First Quarter 2023, respectively, excluding idle facilities.

Electronic Monitoring and Supervision Services

Revenues for Electronic Monitoring and Supervision Services decreased by $45.9 million in First Quarter 2024 compared to First Quarter 2023 primarily due to decreases in average participant counts under the Intensive Supervision and Appearance Program ("ISAP").

Reentry Services

Revenues for Reentry Services increased by $3.6 million in First Quarter 2024 compared to First Quarter 2023 primarily due to increases of $2.6 million due to new day reporting center contracts. We also experienced a net aggregate increase of $4.4 million primarily related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals. These increases were partially offset by decreases of $3.3 million due to contract terminations.

International Services

Revenues for International Services increased by $4.7 million in First Quarter 2024 compared to First Quarter 2023 primarily due to a net increase of $8.1 million due to increased populations at our Australian subsidiary and our new health care contract in Australia. Partially offsetting this increase was a decrease due to foreign exchange rate fluctuations of $3.4 million.

Operating Expenses

	2024	% of Segment Revenues	2023	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$301,132	75.1%	$282,212	77.1%	$18,920	6.7%
Electronic Monitoring and Supervision Services	42,087	48.5%	60,272	45.4%	(18,185)	(30.2)%
Reentry Services	51,452	75.9%	49,711	77.4%	1,741	3.5%
International Services	47,004	93.8%	41,297	91.0%	5,707	13.8%
Total	$441,675	72.9%	$433,492	71.3%	$8,183	1.9%

U.S. Secure Services

Operating expenses for U.S. Secure Services increased by $18.9 million in First Quarter 2024 compared to First Quarter 2023 primarily due to aggregate net increases in connection with labor and medical costs, transportation services, increased occupancies and the variable costs associated with those services of $19.3 million. We also experienced an increase of $3.6 million primarily related to new transportation contracts. Partially offsetting these increases were decreases of $4.0 million related to certain insurance adjustments. Operating expenses as a percentage of revenue have decreased due to favorable operating margins on our new transportation contracts.

Electronic Monitoring and Supervision Services

Operating expenses for Electronic Monitoring and Supervision Services decreased by $18.2 million in First Quarter 2024 compared to First Quarter 2023 primarily due to decreases in variable costs related to decreases in average participant counts under ISAP.

Reentry Services

Operating expenses for Reentry Services increased by $1.7 million during First Quarter 2024 compared to First Quarter 2023 primarily due to aggregate net increases of $1.6 million related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals and the associated variable costs. We also experienced an increase of $2.2 million primarily due to new day reporting center contracts. Partially offsetting these increases was an aggregate net decrease of $2.1 million due to contract terminations.

International Services

Operating expenses for International Services increased by $5.7 million in First Quarter 2024 compared to First Quarter 2023 primarily due to a net increase of approximately $9.0 million primarily due to expenses associated with our new health care contract in Australia. Partially offsetting this increase was a decrease related to foreign exchange rate fluctuations of $3.3 million.

Depreciation and Amortization

	2024	% of Segment Revenue	2023	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$20,567	5.1%	$19,401	5.3%	$1,166	6.0%
Electronic Monitoring and Supervision Services	6,517	7.5%	7,680	5.8%	(1,163)	(15.1)%
Reentry Services	3,636	5.4%	4,326	6.7%	(690)	(16.0)%
International Services	645	1.3%	516	1.1%	129	25.0%
Total	$31,365	5.2%	$31,923	5.2%	$(558)	(1.7)%

U.S. Secure Services

U.S. Secure Services depreciation and amortization expense increased in First Quarter 2024 compared to First Quarter 2023 primarily due to renovations at certain of our company-owned and leased facilities.

Electronic Monitoring and Supervision Services

Electronic Monitoring and Supervision Services depreciation and amortization expense decreased in First Quarter 2024 compared to First Quarter 2023 primarily due to certain assets becoming fully depreciated and/or amortized as well as the closing of certain ISAP locations.

Reentry Services

Reentry Services depreciation and amortization expense decreased in First Quarter 2024 compared to First Quarter 2023 primarily due to certain assets becoming fully depreciated and/or amortized as well as certain asset dispositions at our company-owned centers.

International Services

International Services depreciation and amortization expense was relatively consistent in First Quarter 2024 compared to First Quarter 2023.

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$53,070	8.8%	$50,134	8.2%	$2,936	5.9%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes, corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased by $2.9 million in First Quarter 2024 compared to First Quarter 2023 primarily due to increases in professional fees, start-up costs, closure costs and other administrative expenses.

Non-Operating Expenses

Interest Income and Interest Expense

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$2,474	0.4%	$1,168	0.2%	$1,306	111.8%
Interest Expense	$51,295	8.5%	$54,258	8.9%	$(2,963)	(5.5)%

Interest income increased in First Quarter 2024 compared to First Quarter 2023 primarily due to higher cash balances on hand domestically and internationally.

Interest expense decreased by $3.0 million in First Quarter 2024 compared to First Quarter 2023 primarily due to quarterly repayments made on our Tranche 1 and Tranche 2 loans.

Loss on Extinguishment of Debt

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$39	0.0%	$136	0.0%	$(97)	(71.3)%

During First Quarter 2024, we redeemed our outstanding principal amount of our 5.875% Senior Notes due 2024. In connection with the repayment, we wrote off the related deferred loan costs. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

During First Quarter 2023, we made a mandatory quarterly prepayment on our Tranche 1 and Tranche 2 loans under our Exchange Credit Agreement. In connection with the prepayment, we wrote off a proportionate amount of related deferred loan costs and discount/premium. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Income Tax Provision

	2024	Effective Rate	2023	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$8,071	26.3%	$12,362	31.3%	$(4,291)	(34.7)%

The provision for income taxes decreased during First Quarter 2024 principally due to lower pre-tax income for the quarter. The effective tax rate decreased compared to First Quarter 2023. In First Quarter 2024, there was a $0.6 million net discrete tax benefit as compared to a $0.9 million net discrete tax expense in First Quarter 2023. Due to the lower pre-tax income during First Quarter 2024, the net discrete benefit in the quarter had a larger impact on the effective tax rate. Included in the provision for income taxes in First Quarter 2024 was a $0.9 million discrete tax benefit as compared to a $0.9 million discrete tax expense in First Quarter 2023 related to stock compensation that vested during the respective periods. We estimate our 2024 annual effective tax rate to be in the range of approximately 31% to 33%, exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates, net of Income Tax Provision	$28	0.0%	$922	0.2%	$(894)	(97.0)%

Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates decreased during First Quarter 2024 compared to First Quarter 2023 due to unfavorable insurance adjustments at SACS.

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

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing active capital projects will be approximately $45.6 million of which $22.7 million was spent through March 31, 2024. We estimate that the remaining capital requirements related to these capital projects will be $22.9 million which will be spent through the remainder of 2024.

We plan to fund all of our capital needs, including capital expenditures, from cash on hand, cash from operations, borrowings under our Credit Agreement and any other financings which our management and Board, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under our Credit Agreement. Our management believes that our financial resources and sources of liquidity will allow us to manage our business, financial condition, results of operations and cash flows. We completed our annual budgeting process, and for 2024, we will continue to strategically manage our capital expenditures to maintain both short and long term financial objectives. Additionally, we may from time to time pursue transactions for the potential sale of additional assets and businesses and/or other strategic transactions. Our management believes that cash on hand, cash flows from operations and availability under our Credit Agreement will be adequate to support our capital requirements for 2024 as disclosed under “Capital Requirements” above and the next twelve months.

Liquidity and Capital Resources

Indebtedness

Senior Notes Offering and Credit Agreement

On April 18, 2024, we announced the closing of our previously announced private offering of $1.275 billion aggregate principal amount of senior notes, comprised of $650.0 million aggregate principal amount of 8.625% senior secured notes due 2029 and $625.0 million aggregate principal amount of 10.25% senior notes due 2031.

We also entered into a credit agreement, dated April 18, 2024 to, among other things, evidence and govern a first-lien senior secured revolving credit facility and the commitments thereunder, and a first-lien senior secured term loan facility. The aggregate principal amount of revolving credit commitments under the senior revolving credit facility is $310 million (including a $175 million letter of credit subfacility) and the aggregate principal amount of the senior secured term loan facility is $450.0 million.

We used the net proceeds of the senior notes offering, borrowings under the new term loan, and cash on hand to refinance approximately $1.5 billion of existing indebtedness, including to fund the repurchase, redemption or other discharge of our existing Tranche 1 Term Loan and Tranche 2 Term Loan under our prior senior credit facility, the 9.50% senior second lien secured notes due 2028, the 10.50% senior second lien secured notes due 2028, and the 6.00% senior notes due 2026, to pay related premiums, transaction fees and expenses, and for general corporate purposes of the Company.

Refer to Note 15 - Subsequent Events of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Redemption of Senior Notes due 2024

On February 9, 2024, we delivered a notice of redemption for all of the remaining $23.8 million in outstanding aggregate principal amount of our 5.875% Senior Notes due 2024. The redemption occurred on March 11, 2024. The redemption price was equal to $1,000 per $1,000 original principal amount, plus any accrued and unpaid interest up to, but excluding the Redemption Date. We deposited with the trustee the redemption price, using available cash on hand, and the indenture governing the 5.875% Senior Notes due 2024 has been satisfied and discharged.

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

On May 6, 2024, the Company exchanged a portion of aggregate principal amount of its outstanding 6.50% Exchangeable Senior Notes for an exchange value of approximately $325 million. The consideration consisted of cash and shares of GEO common stock. Refer to Note 15 - Subsequent Events of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Our debt outstanding under the Credit Agreement, the Secured Notes, the Unsecured Notes and the 6.50% Exchangeable Notes due 2026 require cash expenditures for debt service. Our significant debt obligations could have material consequences. See “Risk Factors-Risks Related to Our High Level of Indebtedness” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. We are exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. We also have guaranteed certain obligations for certain of our international subsidiaries. These commitments, contingencies and guarantees are further discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our indebtedness.

We consider opportunities for future business and/or asset acquisitions or dispositions as we deem appropriate when market conditions present opportunities. If we are successful in our pursuit of any new projects, our cash on hand, cash flows from operations and borrowings under the new Credit Agreement may not provide sufficient liquidity to meet our capital needs and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the Secured Notes, the indenture governing the Unsecured Notes, the indenture governing our Convertible Notes and our Credit Agreement. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse effect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we were in compliance with our debt covenants as of March 31, 2024 and we expect to continue to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

Guarantor Financial Information

GEO’s Secured Notes, Unsecured Notes and Convertible Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis (except on a senior secured basis in the case of the Secured Notes) by certain of our wholly owned domestic subsidiaries (the “Subsidiary Guarantors”).

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

Summarized statement of operations (in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net operating revenues	$552,434	$559,764
Income from operations	72,256	85,563
Net income	16,606	22,205
Net income attributable to The GEO Group, Inc.	16,606	22,205

Summarized balance sheets (in thousands):

	March 31, 2024	December 31, 2023
Current assets	$459,672	$455,746
Noncurrent assets (a)	3,012,555	3,028,140
Current liabilities	346,103	354,503
Noncurrent liabilities (b)	1,983,149	1,997,130

(a) Includes amounts due from non-guarantor subsidiaries of $48.4 million and $50.0 million as of March 31, 2024 and December 31, 2023, respectively.

(b) Includes amounts due to non-guarantor subsidiaries of $32.5 million and $31.5 million as of March 31, 2024 and December 31, 2023, respectively.

Off-Balance Sheet Arrangements

Except as discussed in the notes to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements.

Cash Flow

Cash, cash equivalents and restricted cash and cash equivalents as of March 31, 2024 was $195.3 million compared to $176.3 million as of March 31, 2023.

Operating Activities

Net cash provided by operating activities amounted to $85.8 million for the three months ended March 31, 2024 versus net cash provided by operating activities of $94.7 million for the three months ended March 31, 2023. Cash provided by operating activities during the three months ended March 31, 2024 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, loss on sale/disposal of property and equipment, loss on extinguishment of debt, amortization of debt issuance costs, discount and/or premium and other non-cash interest, dividends received from unconsolidated joint ventures and stock-based compensation expense. Equity in earnings of affiliates, net of tax negatively impacted cash. Accounts receivable, prepaid expenses and other assets decreased in total by $25.8 million, representing a positive impact on cash. The decrease was primarily driven by the favorable timing of billings and collections. Accounts payable, accrued expenses and other liabilities decreased by $6.4 million which negatively impacted cash. The decrease was primarily driven by the timing of payments.

Net cash provided by operating activities for the three months ended March 31, 2023 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, loss on extinguishment of debt, amortization of debt issuance costs, discount and/or premium and other non-cash interest, loss on sale/disposal of property and equipment, net, dividends received from unconsolidated joint ventures and stock-based compensation expense. Equity in earnings of affiliates, net of tax negatively impacted cash. Accounts receivable, prepaid expenses and other assets decreased in total by $71.0 million, representing a positive impact on cash. The decrease was primarily driven by the favorable timing of billings and collections. Accounts payable, accrued expenses and other liabilities decreased by $45.4 million which negatively impacted cash. The decrease was primarily driven by the timing of payments.

Investing Activities

Net cash used in investing activities of $17.3 million during the three months ended March 31, 2024 was primarily the result of capital expenditures of $14.8 million and changes in restricted investments of $2.5 million. Net cash used in investing activities of $15.2 million during the three months ended March 31, 2023 was primarily the result of capital expenditures of $13.8 million and changes in restricted investments of $1.6 million.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2024 was approximately $30.1 million compared to net cash used in financing activities of $45.9 million during the three months ended March 31, 2023. Net cash used in financing activities during the three months ended March 31, 2024 was primarily the result of payments on long-term debt of $23.3 million and taxes paid related to net share settlement of equity awards of $7.4 million. Net cash used in financing activities during the three months ended March 31, 2023 was primarily the result of payments on long-term debt of $48.3 million and taxes paid related to net share settlement of equity awards of $3.4 million partially offset by proceeds from sale of treasury shares of $5.8 million.

Non-GAAP Measures

EBITDA is defined as net income adjusted by adding provisions for income tax, interest expense, net of interest income and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for net loss attributable to non-controlling interests, stock-based compensation expenses, pre-tax, start-up expenses, pre-tax, close-out expenses, pre-tax, ATM equity program expenses, pre-tax and other non-cash revenue and expenses, pre-tax, and certain other adjustments as defined from time to time.

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

Our reconciliation of net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Net income	$22,659	$27,994
Add:
Income tax provision *	8,199	12,541
Interest expense, net of interest income **	48,860	53,226
Depreciation and amortization	31,365	31,923
EBITDA	$111,083	$125,684
Add (Subtract):
Net loss attributable to noncontrolling interests	9	9
Stock-based compensation expenses, pre-tax	5,656	5,678
ATM equity program expenses, pre-tax	264	—
Start-up expenses, pre-tax	492	—
Close-out expenses, pre-tax	488	—
Other non-cash revenue & expenses, pre-tax	(349)	(355)
Adjusted EBITDA	$117,643	$131,016
* includes income tax provision on equity in earnings of affiliate
** includes loss on extinguishment of debt

Outlook

The following discussion contains statements that are not limited to historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statements. Please refer to “Part I - Item 1A. Risk Factors” and the "Forward Looking Statements - Safe Harbor" sections in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.

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

On January 26, 2021, President Biden signed an executive order directing the United States Attorney General not to renew DOJ contracts with privately operated criminal detention facilities, as consistent with applicable law. Two agencies of the DOJ, the BOP and the USMS, utilized GEO’s support services at the time the executive order was signed. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts. As of March 31, 2024, GEO has three company-owned/company-leased facilities under direct contracts with USMS, which have current contract option periods that expire between September 2025 and September 2028. As of March 31, 2024, we no longer have any contracts with the BOP for secure correctional facilities.

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

With respect to our reentry services, electronic monitoring services, and community-based services business, we are currently pursuing a number of business development opportunities. Related to opportunities for community-based reentry services, we are working with our existing federal, state, and local clients to leverage new opportunities for both residential reentry facilities as well as non-residential day reporting centers. With respect to the Department of Homeland Security's ISAP, since 2023 and into 2024, there has been a decline in ISAP participants as a result of recent changes in immigration and budgetary pressures. There are no assurances that there will not be a further decline in ISAP participants in 2024 and beyond. We are focused on delivering high quality services and developing new and innovative technology solutions. To this end, we recently launched VeriWatch, a new wrist-worn GPS tracking device that allows for real-time and discrete monitoring of individuals under community supervision. We continue to expend resources on informing federal, state and local governments about the benefits of public-private partnerships, and we anticipate that there will be new opportunities in the future as those efforts continue to yield results. We believe we are well positioned to capitalize on any suitable opportunities that become available in this area.

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related costs represented approximately 68% and 65% of our operating expenses during the three months ended March 31, 2024 and 2023, respectively. Additional significant operating expenses include food, utilities and medical costs. During the three months ended March 31, 2024 and 2023, operating expenses totaled approximately 73% and 71%, respectively, of our consolidated revenues. We expect our operating expenses as a percentage of revenues in 2024 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. We also expect that our operating expenses will be impacted by the effect of inflation on costs related to personnel, utilities, insurance, and medical and food, among other operational costs. During 2024, we will incur carrying costs for facilities that are currently vacant.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During the three months ended March 31, 2024 and 2023, general and administrative expenses totaled approximately 9% and 8%, respectively, of our consolidated revenues. We expect general and administrative expenses as a percentage of revenues in 2024 to remain consistent or decrease as a result of cost savings initiatives.

Idle Facilities

We are currently marketing 11,421 vacant beds at seven of our U.S. Secure Services and at three of our Reentry Services idle facilities to potential customers. One of our U.S. Secure Services idle facilities, the 750-bed Cheyenne Mountain Recovery Center, is currently under a contract that has not yet been activated. The annual net carrying cost of our idle facilities in 2024 is estimated to be $29.2 million, including depreciation expense of $14.0 million. As of March 31, 2024, these ten facilities had a combined net book value of $286.6 million. We currently do not have any firm commitment or agreement in place to activate the idle facilities (except for the Cheyenne Mountain Recovery Center). Historically, some facilities have been idle for multiple years before they received a new contract award. These idle facilities are included in the U.S. Secure Services and Reentry Services segments. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if the remaining idle facilities were to be activated using our U.S. Secure Services and Reentry Services average per diem rates in 2024 (calculated as the U.S. Secure Services and Reentry Services revenue divided by the number of U.S. Secure Services and Reentry Services mandays) and based on the average occupancy rate in our facilities through March 31, 2024, we would expect to receive incremental annualized revenue of approximately $350 million and an annualized increase in earnings per share of approximately $0.35 to $0.38 per share based on our average operating margins.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We were exposed to market risks related to changes in interest rates with respect to our Exchange Credit Agreement. Payments under the Exchange Credit Agreement were indexed to a variable interest rate. Based on borrowings outstanding under the Exchange Credit Agreement of approximately $906.7 million and approximately $74 million in outstanding letters of credit, as of March 31, 2024, for every one percent increase in the average interest rate applicable to the Exchange Credit Facility, our total annual interest expense would have increased by approximately $9 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the Australian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of March 31, 2024, every 10 percent change in historical currency rates would have approximately a $8.2 million effect on our financial position and approximately a $0.2 million impact on our results of operations during the three months ended March 31, 2024.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting during the quarter ended March 31, 2024.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Litigation, Claims and Assessments

Shareholder and Derivative Litigation

On July 7, 2020, a putative shareholder class action lawsuit was filed against the Company and its officers George C. Zoley and Brian R. Evans in the U.S. District Court for the Southern District of Florida. The parties resolved this matter following mediation for a payment to a settlement class of $3 million paid by the Company's insurance carrier. On November 17, 2023, the court entered a Final Judgment and Order of Dismissal with Prejudice approving the settlement. After the putative shareholder class action lawsuit was filed, three related putative shareholder derivative actions were also filed. These cases generally allege breaches of fiduciary duties premised on alleged materially false and misleading statements and/or omissions related to pending litigation, as alleged in the shareholder class action. First, on July 1, 2021, a putative shareholder derivative complaint was filed by Anning Fang, a purported stockholder, in Palm Beach County, Florida Circuit Court against the Company, as well as current and former Company directors and officers George C. Zoley, Jose Gordo, Brian R. Evans, Ann M. Schlarb, Richard H. Glanton, Anne N. Foreman, Christopher C. Wheeler, Julie M. Wood, Guido van Hauwermeiren, Scott M. Kernan, and Duane Helkowski (collectively, the “State-Court Defendants”). Second, on November 12, 2021, a putative shareholder derivative complaint was filed by Rui Zhang, a purported stockholder, in the U.S. District Court for the Southern District of Florida against the Company, the State-Court Defendants, as well as then current and former Company officers David Venturella and J. David Donahue (collectively, the “Derivative Defendants”). Third, on August 24, 2022, a putative stockholder derivative complaint was filed by Gerardo Maldonado Jr., a purported stockholder, in the U.S. District Court for the Southern District of Florida against the Company and the Derivative Defendants. The state-court Fang complaint alleges breach of fiduciary duty and unjust enrichment claims against the State-Court Defendants relating to purported healthcare and quality of care deficiencies, an allegedly inadequate response to the COVID-19 pandemic, alleged forced labor by detainees, and alleged exposure to pending litigation, which purportedly led to damage to GEO. The Zhang and Maldonado federal-court complaints make similar allegations of breach of fiduciary duty as to the Derivative Defendants, assert claims for unjust enrichment and waste of corporate assets, and also allege that the Derivative Defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and that Mr. Zoley contributed to alleged violations of Sections 10(b) and 21D of the Exchange Act. The three putative shareholder derivative cases are currently stayed. Following mediation, the Zhang parties reached an agreement to resolve all derivative claims with the Company agreeing to adopt certain corporate governance policies. On April 16, 2024, the Zhang court entered an order preliminarily approving the settlement.

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

The first of the two Washington State lawsuits was filed on September 26, 2017, by immigration detainees against the Company in the U.S. District Court for the Western District of Washington. The second lawsuit was filed on September 20, 2017, by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. The plaintiffs claimed that Washington minimum wage laws should be enforced with respect to detainees who volunteer to participate in a VWP administered by GEO at the Northwest ICE Processing Center (the "Center") as required by the U.S. Department of Homeland Security under the terms of GEO’s contract. The Center houses persons in the custody of federal immigration authorities while the federal government is determining their immigration status. In October 2021, an unfavorable jury verdict and court judgment resulting in a combined $23.2 million judgment entered against the Company in the retrial of the two cases, which judgment amounts were subsequently increased by a further award against the Company of attorney’s fees, costs, and pre-judgment interest in the amount of $14.4 million. Post-judgment interest is accruing on these judgments in accordance with Washington law. The trial court has waived the necessity to post a supersedeas bond for the combined judgments and has stayed enforcement of the verdict and judgments while GEO’s appeal to the U.S. Court of Appeals for the Ninth Circuit is pending. Oral argument before the Ninth Circuit was held on October 6, 2022. On March 7, 2023, the Ninth Circuit certified certain state law questions to the Washington Supreme Court. Oral argument before the Washington Supreme Court was held on October 17, 2023. On December 21, 2023, the Washington Supreme Court issued an opinion answering the questions certified by the Ninth Circuit. Under the Ninth Circuit’s March 7, 2023 order certifying the above questions to the Washington Supreme Court, the Ninth Circuit has resumed control and jurisdiction over the Washington State lawsuits. On February 21, 2024, the United States Department of Justice filed its Brief for the United States as Amicus Curiae in Support of GEO, arguing that the Washington State judgments should be reversed because the Supremacy Clause precludes application of the Washington Minimum Wage Statute to work programs for federal detainees. In its Brief, the Department of Justice asserts that application of the Washington law independently contravenes intergovernmental immunity because it would make federal detainees subject to provisions that do not apply, and never have applied, to persons in state custody, singling out a contractor with the federal government for obligations Washington does not itself bear. The Department of Justice also contends that the immigration statutory structure approved by Congress does not contemplate a role for states or state law in governing the Voluntary Work Program for federal detainees.

In California, a class action lawsuit was filed on December 19, 2017, by immigration detainees against the Company in the U.S. District Court Eastern Division of the Central District of California. The California lawsuit alleges violations of the state’s minimum wage laws, violations of the TVPA and California's equivalent state statute, unjust enrichment, unfair competition and retaliation. The California court has certified a class of individuals who have been civilly detained at the Company's Adelanto Facility from December 19, 2014, until the date of final judgment. On March 31, 2022, the court entered a stay until the Ninth Circuit rules on the Washington State lawsuits.

Current and former detainees of the Mesa Verde ICE Processing Center and the Golden State Annex ICE Processing Center filed a class action lawsuit on July 13, 2022, against the Company in the U.S. District Court for the Eastern District of California, Fresno Division. This lawsuit is similar to the cases in Colorado, Washington State, and California discussed above. The complaint alleges that federal detainees who volunteer to participate in the VWP at GEO’s Mesa Verde and Golden State Annex ICE facilities are employees of GEO and entitled to the state’s minimum wage. Plaintiffs also make claims for unfair competition, unjust enrichment, human trafficking, forced labor, California's Private Attorneys General Act and retaliation. GEO filed both a motion to stay the action pending the Ninth Circuit's decision in the Washington State lawsuits and a motion to dismiss the action in its entirety. On July 10, 2023, the court entered a stay until the Ninth Circuit rules on the Washington State lawsuits.

GEO believes it operates the VWP in full compliance with its contract with ICE and all applicable laws, regulations, and standards. GEO strongly disputes the claims made in these lawsuits and intends to take all necessary steps to vigorously defend itself from these lawsuits. GEO has not recorded any accruals relating to these lawsuits at this time as losses are not considered probable.

Challenges to State Legislation that Conflict with Federal Contracts

On July 13, 2023, the Company filed a lawsuit in the U.S. District Court for the Western District of Washington against the State of Washington for declaratory and injunctive relief challenging the State of Washington’s newly enacted law – House Bill 1470. House Bill 1470 purports to empower state agencies with new rule making, inspection, investigation, and testing powers over the Northwest ICE Processing Center. House Bill 1470 also creates a statutory regime of civil penalties applicable to private detention facilities for violations of House Bill 1470 detention standards, and purports to create a private right of action for detainees aggrieved by violations of the statute. On March 8, 2024, the U.S. District Court for the Western District of Washington entered an order preliminarily enjoining the enforcement of House Bill 1470 against GEO as the operator of the Northwest ICE Processing Center. On April 29, 2024, the State of Washington filed a Notice of Appeal of the order preliminarily enjoining the enforcement of House Bill 1470.

On April 15, 2024, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against the State of New Jersey for declaratory and injunctive relief challenging the State of New Jersey’s Assembly Bill 5207 – that purports to prohibit the operation of "private detention facilities" in the state, which would prevent the United States from using privately contracted detention facilities to house detainees in the custody of ICE. On April 25, 2024, the U.S. District Court for the District of New Jersey entered an order preliminarily enjoining the State of New Jersey from enforcing Assembly Bill 5207 against a private detention facility-including any owned by Plaintiff GEO-until a further Order of the Court.

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

Other Assessment

A state non-income tax audit completed in 2016 included tax periods for which the state tax authority had previously processed a substantial tax refund. At the completion of the audit fieldwork, the Company received a notice of audit findings disallowing deductions that were previously claimed by the Company that was approved by the state tax authority and served as the basis for the approved refund claim. In early January 2017, the Company received a formal Notice of Assessment of Taxes and Demand for Payment from the taxing authority disallowing the deductions. The total tax, penalty and interest related to the assessment is approximately $21.1 million. The Company appealed the administrative ruling. In February 2024, the Company received notice that the New Mexico Court of Appeals had ruled against its appeal. The Company appealed this ruling to the New Mexico Supreme Court by timely filing a Petition for Writ of Certiorari on April 19, 2024. The Company disagrees with the assessment and will continue to take all necessary steps to vigorously defend its position. The Company has established an estimated liability based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of outside counsel in connection with this matter.

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

ITEM 1A. RISK FACTORS.

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. We encourage you to read these risk factors in their entirety.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

During the fiscal quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS.

(A)
Exhibits

3.1

Amendment to the Third Amended and Restated Bylaws of The GEO Group, Inc., effective February 9, 2024 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on February 15, 2024).

10.1

Advisory Services Agreement, effective as of January 1, 2024, between The GEO Group, Inc. and Jose Gordo (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on December 5, 2023)

10.2

Executive Employment Agreement, effective as of January 1, 2024, between The GEO Group, Inc. and Brian Evans (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on December 5, 2023).

10.3

Executive Employment Agreement, effective as of January 1, 2024, between The GEO Group, Inc. and Wayne Calabrese (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on December 5, 2023).

22.1	List of Guarantor Subsidiaries *

31.1	SECTION 302 CEO Certification. *

31.2	SECTION 302 CFO Certification. *

32.1	SECTION 906 CEO Certification. *

32.2	SECTION 906 CFO Certification. *

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2024, has been formatted in Inline XBRL (included with the Exhibit 101 attachments).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date:	May 8, 2024	/s/ Brian R. Evans
Brian R. Evans
Chief Executive Officer
(duly authorized officer and principal executive officer)