Form 10-Q
period 2024-06-30
GEO GROUP INC
filed 2024-08-08
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 6, 2024, the registrant had 139,630,024 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2024 AND 2023

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues	$607,185	$593,891	$1,212,857	$1,202,100
Operating expenses	443,529	428,128	885,204	861,620
Depreciation and amortization	31,313	31,691	62,678	63,614
General and administrative expenses	52,198	41,692	105,268	91,826
Operating income	80,145	92,380	159,707	185,040
Interest income	1,992	1,297	4,466	2,465
Interest expense	(50,644)	(55,046)	(101,939)	(109,304)
Loss on extinguishment of debt	(82,339)	(1,618)	(82,378)	(1,754)
(Loss) gain on asset divestitures/impairment	(2,907)	2,175	(2,907)	2,175
Income (loss) before income taxes and equity in earnings of affiliates	(53,753)	39,188	(23,051)	78,622
(Benefit from) provision for income taxes	(20,379)	11,153	(12,308)	23,515
Equity in earnings of affiliates, net of income tax provision of $186, $334, $314 and $514, respectively	811	1,490	839	2,412
Net income (loss)	(32,563)	29,525	(9,904)	57,519
Net loss attributable to noncontrolling interests	50	46	59	55
Net income (loss) attributable to The GEO Group, Inc.	$(32,513)	$29,571	$(9,845)	$57,574

Weighted-average common shares outstanding:
Basic	130,518	122,045	125,631	121,740
Diluted	130,518	123,278	125,631	123,496
Net income (loss) per common share attributable to The GEO Group, Inc.:
Basic:
Net income (loss) per common share attributable to The GEO Group Inc.-basic	$(0.25)	$0.20	$(0.08)	$0.39
Diluted:
Net income (loss) per common share attributable to The GEO Group, Inc.-diluted	$(0.25)	$0.20	$(0.08)	$0.39

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2024 AND 2023

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income (loss)	$(32,563)	$29,525	$(9,904)	$57,519
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,702	(1,011)	(1,170)	(2,390)
Change in marketable securities, net of tax provision of $0, $147, $0 and $253, respectively	—	553	—	953
Pension liability adjustment, net of tax provision of $3, $0, $6 and $0, respectively	12	—	24	—
Change in fair value of derivative instrument classified as cash flow hedge, net of tax provision (benefit) of $31, $220, $217 and $(53), respectively	116	827	815	(200)
Total other comprehensive income (loss), net of tax	2,830	369	(331)	(1,637)
Total comprehensive income (loss)	(29,733)	29,894	(10,235)	55,882
Comprehensive loss attributable to noncontrolling interests	65	30	62	29
Comprehensive income (loss) attributable to The GEO Group, Inc.	$(29,668)	$29,924	$(10,173)	$55,911

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2024 AND DECEMBER 31, 2023

(In thousands, except share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$46,299	$93,971
Restricted cash and cash equivalents	6,240	—
Accounts receivable, net of credit loss reserve of $675 and $606, respectively	384,072	390,023
Prepaid expenses and other current assets	53,802	44,511
Total current assets	490,413	528,505
Restricted Cash and Investments	141,312	135,968
Property and Equipment, Net	1,919,541	1,944,278
Assets Held for Sale	6,080	—
Operating Lease Right-of-Use Assets, Net	95,365	102,204
Deferred Income Tax Assets	8,551	8,551
Goodwill	756,027	755,199
Intangible Assets, Net	131,208	135,886
Other Non-Current Assets	95,491	85,815
Total Assets	$3,643,988	$3,696,406
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$76,287	$64,447
Accrued payroll and related taxes	64,940	64,436
Accrued expenses and other current liabilities	198,626	228,059
Operating lease liabilities, current portion	24,568	24,640
Current portion of finance lease liabilities and long-term debt	24,442	55,882
Total current liabilities	388,863	437,464
Deferred Income Tax Liabilities	72,604	77,369
Other Non-Current Liabilities	87,869	83,643
Operating Lease Liabilities	74,924	82,114
Long-Term Debt, Net	1,739,191	1,725,502
Commitments, Contingencies and Other Matters (Note 11)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 225,000,000 shares authorized, 139,551,206 and 130,297,248 issued and 139,551,206 and 126,087,401 outstanding, respectively	1,396	1,303
Additional paid-in capital	1,299,558	1,299,193
Retained earnings (accumulated deficit)	(1,931)	103,089
Accumulated other comprehensive loss	(16,970)	(16,642)
Treasury stock, 0 and 4,209,847 shares, at cost, respectively	—	(95,175)
Total shareholders’ equity attributable to The GEO Group, Inc.	1,282,053	1,291,768
Noncontrolling interests	(1,516)	(1,454)
Total shareholders’ equity	1,280,537	1,290,314
Total Liabilities and Shareholders’ Equity	$3,643,988	$3,696,406

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE SIX MONTHS ENDED

JUNE 30, 2024 AND 2023

(In thousands)

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash Flow from Operating Activities:
Net income (loss)	$(9,904)	$57,519
Net loss attributable to noncontrolling interests	59	55
Net income (loss) attributable to The GEO Group, Inc.	(9,845)	57,574
Adjustments to reconcile net income (loss) attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	62,678	63,614
Stock-based compensation	8,788	8,935
Loss on extinguishment of debt	82,378	1,754
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	4,929	5,805
Equity in earnings of affiliates, net of tax	(839)	(2,412)
Dividends received from unconsolidated joint ventures	4,069	1,807
Realized/unrealized gain on investments	(3,279)	(3,503)
Loss on sale/disposal of property and equipment, net	948	1,701
Loss (gain) on asset divestitures/impairment	2,907	(2,175)
Changes in assets and liabilities, net of effects of acquisitions:
Changes in accounts receivable, prepaid expenses and other assets	(16,758)	32,365
Changes in accounts payable, accrued expenses and other liabilities	(21,456)	(56,018)
Net cash provided by operating activities	114,520	109,447
Cash Flow from Investing Activities:
Proceeds from sale of assets held for sale	—	2,791
Purchases of marketable securities	(7,221)	—
Proceeds from sale of marketable securities	9,399	—
Capital expenditures	(39,174)	(31,614)
Net cash used in investing activities	(36,996)	(28,823)
Cash Flow from Financing Activities:
Payments on long-term debt	(1,802,106)	(106,094)
Proceeds issuance of long-term debt	1,720,500	—
Proceeds from borrowings on revolver	40,000	—
Payments for call premiums	(34,258)	—
Proceeds from sale of treasury shares	—	5,750
Taxes paid related to net share settlements of equity awards	(7,463)	(3,445)
Proceeds from issuance of common stock in connection with ESPP	79	80
Debt issuance costs	(30,621)	—
Proceeds from the exercise of stock options	667	81
Net cash used in financing activities	(113,202)	(103,628)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(1,511)	(2,050)
Net Decrease in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(37,189)	(25,054)
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	159,867	143,843
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$122,678	$118,789
Supplemental Disclosures:
Non-cash Investing and Financing activities:
Right-of-use assets obtained from operating lease liabilities	$3,479	$31,289
Debt issuance costs in accrued expenses	$4,115	$3,850
Capital expenditures in accounts payable and accrued expenses	$719	$2,552

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) specialize in the ownership, leasing and management of secure facilities, processing centers and community reentry centers in the United States, Australia and South Africa. The Company owns, leases and operates a broad range of facilities including maximum, medium and minimum security facilities, processing centers, as well as community-based reentry facilities and offers an expanded delivery of rehabilitation services under its 'GEO Continuum of Care' platform. The 'GEO Continuum of Care' platform integrates enhanced rehabilitative programs, which are evidence-based and include cognitive behavioral treatment and post-release services, and provides academic and vocational classes in life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for individuals as contracted domestically and in the United Kingdom through its joint venture GEOAmey Ltd. (“GEOAmey”). At June 30, 2024, the Company’s worldwide operations include the management and/or ownership of approximately 81,000 beds at 100 facilities, including idle facilities, and also includes the provision of reentry and electronic monitoring and supervision services for thousands of individuals, including an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

On December 2, 2021, the Company announced that its Board of Directors (the "Board") unanimously approved a plan to terminate the Company's REIT status and become a taxable C Corporation, effective for the year ended December 31, 2021. As a result, the Company is no longer required to operate under REIT rules, including the requirement to distribute at least 90% of REIT taxable income to its stockholders, which provides the Company with greater flexibility to use its free cash flow. Effective January 1, 2021, the Company is subject to federal and state income taxes on its taxable income at applicable tax rates and is no longer entitled to a tax deduction for dividends paid. The Company operated as a REIT for the 2020 tax year, and existing REIT requirements and limitations remained in place until December 31, 2020. The Board also voted unanimously to discontinue the Company's quarterly dividend.

The Company's unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2024 for the year ended December 31, 2023. The accompanying December 31, 2023 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results for the entire year ending December 31, 2024, or for any other future interim or annual periods.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its various business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company's goodwill balances from January 1, 2024 to June 30, 2024 are as follows (in thousands):

	January 1, 2024	Additions [1]	Foreign Currency Translation	June 30, 2024
U.S. Secure Services	$316,366	$—	$—	$316,366
Electronic Monitoring and Supervision Services	289,570	—	—	289,570
Reentry Services	148,873	—	—	148,873
International Services	390	836	(8)	1,218
Total Goodwill	$755,199	$836	$(8)	$756,027

[1] During the six months ended June 30, 2024, the Company completed an acquisition of an entity that performed health care services located in Australia. The purchase price was approximately AUD6.0 million, or approximately $3.9 million, based on exchange rates on the date of acquisition subject to certain adjustments. The net assets acquired and operations were not material to our results from operations during the quarter ended June 30, 2024.

The Company has also recorded other finite and indefinite-lived intangible assets as a result of its various business combinations. The Company's intangible assets include facility management contracts and trade names and technology, as follows (in thousands):

	June 30, 2024				December 31, 2023
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	16.3	$223,784	$(137,776)	$86,008	$223,781	$(133,095)	$90,686
Trade names	Indefinite	45,200	—	45,200	45,200	—	45,200
Total acquired intangible assets		$268,984	$(137,776)	$131,208	$268,981	$(133,095)	$135,886

Amortization expense was $4.7 million and $6.7 million for the six months ended June 30, 2024 and 2023, respectively. The Company records the costs associated with renewal and extension of facility management contracts as expenses in the period they are incurred. As of June 30, 2024, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 3.1 years.

Estimated amortization expense related to the Company's finite-lived intangible assets for the remainder of 2024 through 2028 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2024	$4,636
2025	8,533
2026	7,166
2027	6,854
2028	6,854
Thereafter	51,965
$86,008

3. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

		Fair Value Measurements at June 30, 2024
	Carrying Value at June 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment:
Rabbi Trusts	$54,299	$9,814	$44,485	$—
Marketable equity and fixed income securities	52,524	25,836	26,688	—
Other non-current assets	19,365	—	19,365	—
Interest rate swap derivatives	4,881	—	4,881	—

		Fair Value Measurements at December 31, 2023
	Carrying Value at December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trust	$51,247	$9,547	$41,700	$—
Marketable equity and fixed income securities	47,382	19,010	28,372	—
Other non-current assets	18,887	—	18,887	—
Interest rate swap derivatives	3,849	—	3,849	—

The Company’s Level 2 financial instruments included in the tables above as of June 30, 2024 and December 31, 2023 consist of interest rate swap derivative assets/liabilities held by GEO, investments in equity and fixed income mutual funds held in the Company’s captive insurance subsidiary, Florina Insurance Company, Inc. ("Florina"), the Company's rabbi trust established for employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and other non-current assets which include the cash surrender value of company-owned life insurance policies. The Company's Level 1 financial instruments included in the table above as of June 30, 2024 consist of money market funds held in Florina and money market funds held in the Company's rabbi trust established for its Executive Chairman's retirement account.

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

4. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at June 30, 2024 and December 31, 2023 (in thousands):

		Estimated Fair Value Measurements at June 30, 2024
	Carrying Value as of June 30, 2024	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$46,299	$46,299	$46,299	$—	$—
Restricted cash and investments	34,489	34,489	34,489	—	—
Liabilities:
Borrowings under credit agreement	$484,375	$493,542	$—	$493,542	$—
8.625% Senior Secured Notes due 2029	650,000	666,439	—	666,439	—
10.250% Senior Notes due 2031	625,000	654,288	—	654,288	—
6.50% Exchangeable Senior Notes due 2026	600	1,035	—	1,035	—

		Estimated Fair Value Measurements at December 31, 2023
	Carrying Value as of December 31, 2023	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$93,971	$93,971	$93,971	$—	$—
Restricted cash and investments	65,896	65,896	65,896	—	—
Liabilities:
Borrowings under exchange credit facility	$906,712	$926,445	$—	$926,445	$—
10.500% Public Second Lien Notes due 2028	286,521	293,049	—	293,049	—
9.500% Private Second Lien Notes due 2028	239,142	231,692	—	231,692	—
5.875% Senior Notes due 2024	23,253	22,946	—	22,946	—
6.00% Senior Notes due 2026	110,858	106,541	—	106,541	—
6.50% Exchangeable Senior Notes due 2026	230,000	319,920	—	319,920	—

The fair values of the Company’s cash and cash equivalents, and restricted cash and investments approximates the carrying values of these assets at June 30, 2024 and December 31, 2023. Restricted cash consists of money market funds, bank deposits, commercial paper and time deposits used for asset replacement funds and other funds contractually required to be maintained at the Company's Australian subsidiary. It also includes cash on hand in the Company’s captive insurance subsidiary, Florina. The fair value of the money market funds and bank deposits is based on quoted market prices (Level 1).

On April 18, 2024, the Company announced the closing of its previously announced private offering of $1.275 billion aggregate principal amount of senior notes (the “Senior Notes Offering”), comprised of $650.0 million aggregate principal amount of 8.625% senior secured notes due 2029 (the “Secured Notes” or "8.625% Secured Notes Due 2029") and $625.0 million aggregate principal amount of 10.250% senior notes due 2031 (the “Unsecured Notes” or "10.250% Unsecured Notes due 2031"). The Company used the net proceeds of the Senior Notes Offering, borrowings under the new Term Loan (defined below), and cash on hand to refinance approximately $1.5 billion of existing indebtedness, including to fund the repurchase, redemption or other discharge of the Company’s existing Tranche 1 Term Loan and Tranche 2 Term Loan under its prior senior credit facility, the 9.500% senior second lien secured notes due 2028 (the "9.500% Private Second Lien Notes due 2028"), the 10.500% senior second lien secured notes due 2028 (the "10.500% Public Second Lien Notes due 2028"), and the 6.00% senior notes due 2026 (the "6.00% Senior Notes due 2026"), to pay related premiums, transaction fees and expenses, and for general corporate purposes of the Company.

The Company also entered into a Credit Agreement, dated April 18, 2024 (the “Credit Agreement”) to, among other things, evidence and govern a first-lien senior secured revolving credit facility and the commitments thereunder, and a first-lien senior secured term loan facility. The aggregate principal amount of revolving credit commitments under the revolving credit facility is $310 million (including a $175 million letter of credit subfacility) and the aggregate principal amount of the new term loan facility is $450.0 million.

The Company also retired the majority of its 6.50% exchangeable senior notes due 2026 (the "Convertible Notes" or 6.50% Exchangeable Senior Notes") during the second quarter of 2024.

Refer to Note 10 - Debt for further information.

As of June 30, 2024, the recurring fair values of the Company's 8.625% Secured Notes due 2029 and the 10.250% Unsecured Notes due 2028 are based on Level 2 inputs using quotations by major market news services, such as Bloomberg. The fair value of the Company's Credit Agreement was also based on quotations by major market news services and also estimates of trading value considering the Company's borrowing rate, the undrawn spread and similar instruments.

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

As of December 31, 2023, the fair values of the Company's 5.875% senior unsecured notes due 2024 ("5.875% Senior Notes due 2024"), 6.00% Senior Notes due 2026, and the 6.50% Exchangeable Senior Notes are based on Level 2 inputs by major market news services.

5. RESTRICTED CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 30, 2024	June 30, 2023
Cash and cash equivalents	$46,299	$48,716
Restricted cash and cash equivalents - current	6,240	—
Restricted cash and investments - non-current	141,312	136,497
Less Restricted investments - non-current	(71,173)	(66,424)
Total cash, cash equivalents and restricted cash and cash equivalents shown in the statement of cash flows	$122,678	$118,789

Amounts included in restricted cash and cash equivalents are attributable to certain contractual cash restriction requirements at the Company's wholly owned Australian subsidiary, asset replacement funds contractually required to be maintained and other guarantees and cash on hand in the Company’s captive insurance subsidiary, Florina. Restricted investments - non-current (included in Restricted Cash and Investments in the accompanying consolidated balance sheets) consists of the Company's rabbi trust established for an employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan, its rabbi trust established for its Executive Chairman's retirement account held in a money market fund, investments in equity and fixed income mutual funds and money market funds held in the Company’s captive insurance subsidiary, Florina, and certain contractual cash requirements at the Company’s wholly owned Australian subsidiary related to certain performance guarantees at its Ravenhall facility. The investments held in the rabbi trust related to The GEO Group, Inc. Non-Qualified Deferred Compensation Plan and the investments in equity and fixed income mutual funds held in Florina are restricted investments that are not considered to be restricted cash and cash equivalents in the accompanying consolidated statements of cash flows. Refer to Note 3 - Financial Instruments.

6. SHAREHOLDERS’ EQUITY

The following tables present the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Common shares		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	(Accumulated Deficit)	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended June 30, 2024
Balance, March 31, 2024	126,457	$1,307	$1,297,998	$125,757	$(19,815)	4,210	$(95,175)	$(1,451)	$1,308,621
Proceeds from exercise of stock options	74	1	137	—	—	—	—	—	138
Stock-based compensation expense	—	—	3,132	—	—	—	—	—	3,132
Restricted stock granted	625	6	(6)	—	—	—	—	—	—
Restricted stock canceled	(20)	—	—	—	—	—	—	—	—
Reissuance of treasury shares [3]	4,210	—	—	(95,175)	—	(4,210)	95,175	—	—
Issuance of common shares [3]	8,205	82	(1,695)	—	—	—	—	—	(1,613)
Shares withheld for net settlements of share- based awards [1]	(3)	—	(51)	—	—	—	—	—	(51)
Issuance of common stock - ESPP	3	—	43		—	—	—	—	43
Net loss	—	—	—	(32,513)	—	—	—	(50)	(32,563)
Other comprehensive income (loss)	—	—	—	—	2,845	—	—	(15)	2,830
Balance, June 30, 2024	139,551	$1,396	$1,299,558	$(1,931)	$(16,970)	—	$—	$(1,516)	$1,280,537

	Common shares		Additional Paid-In		Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Retained Earnings	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended June 30, 2023
Balance, March 31, 2023	125,955	$1,302	$1,289,399	$23,767	$(18,935)	4,210	$(95,175)	$(1,309)	$1,199,049
Proceeds from exercise of stock options	5	—	32	—	—	—	—	—	32
Stock-based compensation expense	—	—	3,357	—	—	—	—	—	3,357
Restricted stock granted	117	1	(1)	—	—	—	—	—	-
Restricted stock canceled	(9)	(1)	(1)	—	—	—	—	—	(2)
Issuance of common stock - ESPP	7	1	40	—	—	—	—	—	41
Net income	—	—	—	29,571	—	—	—	(46)	29,525
Other comprehensive income	—	—	—	—	353	—	—	16	369
Balance, June 30, 2023	126,075	$1,303	$1,292,826	$53,338	$(18,582)	4,210	$(95,175)	$(1,339)	$1,232,371

	Common shares		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	(Accumulated Deficit)	Loss	Shares	Amount	Interests	Equity
For the Six Months Ended June 30, 2024
Balance December 31, 2023	126,087	$1,303	$1,299,193	$103,089	$(16,642)	4,210	$(95,175)	$(1,454)	$1,290,314
Proceeds from exercise of stock options	147	1	666	—	—	—	—	—	667
Stock-based compensation expense	—	—	8,788	—	—	—	—	—	8,788
Restricted stock granted	1,554	16	(16)	—	—	—	—	—	—
Restricted stock canceled	(40)	—	—	—	—	—	—	—	—
Reissuance of treasury shares [3]	4,210	—	—	(95,175)	—	(4,210)	95,175	—	—
Issuance of common shares [3]	8,205	82	(1,695)	—	—	—	—	—	(1,613)
Shares withheld for net settlements of share- based awards [1]	(618)	(6)	(7,457)	—	—	—	—	—	(7,463)
Issuance of common stock - ESPP	6	—	79	—	—	—	—	—	79
Net loss	—	—	—	(9,845)	—	—	—	(59)	(9,904)
Other comprehensive loss	—	—	—	—	(328)	—	—	(3)	(331)
Balance, June 30, 2024	139,551	$1,396	$1,299,558	$(1,931)	$(16,970)	—	$-	$(1,516)	$1,280,537

	Common shares		Additional Paid-In		Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Retained Earnings	Loss	Shares	Amount	Interests	Equity
For the Six Months Ended June 30, 2023
Balance, January 1, 2023	124,061	$1,289	$1,291,363	$(4,236)	$(16,919)	4,852	$(105,099)	$(1,310)	$1,165,088
Proceeds from exercise of stock options	12	—	81	—	—	—	—	—	81
Stock-based compensation expense	—	—	8,935	—	—	—	—	—	8,935
Restricted stock granted	1,758	17	(17)	—	—	—	—	—	-
Restricted stock canceled	(26)	—	—	—	—	—	—	—	-
Shares withheld for net settlements of share- based awards [1]	(383)	(4)	(3,441)	—	—	—	—	—	(3,445)
Issuance of common stock - ESPP	11	1	79	—	—	—	—	—	80
Sale of treasury shares [2]	642	—	(4,174)	—	—	(642)	9,924	—	5,750
Net income	—	—	—	57,574	—	—	—	(55)	57,519
Other comprehensive income (loss)	—	—	—	—	(1,663)	—	—	26	(1,637)
Balance, June 30, 2023	126,075	$1,303	$1,292,826	$53,338	$(18,582)	4,210	$(95,175)	$(1,339)	$1,232,371

[1] The Company withheld shares through net settlements to satisfy statutory tax withholding requirements upon the vesting of shares of restricted stock held by employees.

[2] The Company sold treasury shares to partially fund its obligation under its Amended and Restated Executive Retirement

Agreement with its Executive Chairman. Refer to Note 13 - Benefit Plans for further information.

[3] During the second quarter of 2024, the Company retired $229.4 million in aggregate principal amount of its outstanding 6.50%

Exchangeable Senior Notes in private exchange transactions for an exchange value of approximately $410 million. The consideration consisted of cash of $229.4 million and 12,414,455 shares of GEO common stock. Of the total amount of shares issued, the Company issued 4,209,847 shares that were previously held in treasury. Refer to Note 10 - Debt for further information.

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

Prospectus Supplement

On December 28, 2023, in connection with the shelf registration, the Company filed with the SEC a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $300 million through sales agents. Sales of shares of GEO's common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, will be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the six months ended June 30, 2024.

Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in shareholders' equity from transactions and other events and circumstances arising from non-shareholder sources. The Company's total comprehensive income (loss) is comprised of net income (loss) attributable to GEO, net loss attributable to noncontrolling interests, foreign currency translation adjustments that arise from consolidating foreign operations that do not impact cash flows, net unrealized gains and/or losses on derivative instruments, marketable securities and pension liability adjustments within shareholders' equity and comprehensive income (loss).

The components of accumulated other comprehensive loss attributable to GEO within shareholders' equity are as follows:

	Six Months Ended June 30, 2024
	(In thousands)
	Foreign currency translation adjustments, net of tax (1)	Change in fair value of derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2024	$(19,755)	$3,041	$72	$(16,642)
Current-period other comprehensive income (loss)	(1,167)	815	24	(328)
Balance, June 30, 2024	$(20,922)	$3,856	$96	$(16,970)

	Six Months Ended June 30, 2023
	(In thousands)
	Foreign currency translation adjustments, net of tax (1)	Change in fair value of derivatives, net of tax	Change in marketable securities, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2023	$(20,015)	$3,645	$(953)	$404	$(16,919)
Current-period other comprehensive income (loss)	(2,416)	(200)	953	—	(1,663)
Balance, June 30, 2023	$(22,431)	$3,445	$—	$404	$(18,582)

(1)
The foreign currency translation related to noncontrolling interests was not significant at June 30, 2024 or 2023.

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

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each time-based or performance-based option awarded. A summary of the activity of stock option awards issued and outstanding under Company plans was as follows for the six months ended June 30, 2024:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at January 1, 2024	2,038	$16.94	5.48	$2,558
Options granted	387	13.08
Options exercised	(147)	7.51
Options forfeited/canceled/expired	(101)	19.04
Options outstanding at June 30, 2024	2,177	$16.76	5.83	$4,721
Options vested and expected to vest at June 30, 2024	2,079	$17.03	5.67	$4,391
Options exercisable at June 30, 2024	1,386	$20.43	4.07	$1,540

During the six months ended June 30, 2024, the Company granted approximately 387,000 options to certain employees which had a grant date fair value of $6.64. For the six months ended June 30, 2024 and 2023, the amount of stock-based compensation expense related to stock options was $0.4 million and $0.3 million, respectively. As of June 30, 2024, the Company had $3.6 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 3.3 years.

Restricted Stock

Compensation expense for nonvested stock awards is recorded over the vesting period based on the fair value at the date of grant. Generally, the restricted stock awards vest in equal increments generally over either a three- or four-year period. The fair value of restricted stock awards, which do not contain a market-based vesting condition, is determined using the closing price of the Company's common stock on the date of grant. The Company has historically issued share-based awards with service-based, performance-based and market-based vesting criteria.

A summary of the activity of restricted stock outstanding is as follows for the six months ended June 30, 2024:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at January 1, 2024	3,999	$7.78
Granted	1,554	13.41
Vested	(1,903)	7.79
Forfeited/canceled	(40)	8.03
Restricted stock outstanding at June 30, 2024	3,610	$9.43

During the six months ended June 30, 2024, the Company granted 1,554,000 shares of restricted stock to certain employees and executive officers. Of these awards, 318,807 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2024, 2025 and 2026. On July 8, 2024, the Company granted 50,000 shares of restricted stock to its newly appointed Chief Financial Officer which are also market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2024, 2025 and 2026.

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

For the six months ended June 30, 2024 and 2023, the Company recognized $8.4 million and $8.9 million, respectively, of compensation expense related to its restricted stock awards. As of June 30, 2024, the Company had $25.4 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 2.7 years.

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

The Amended ESPP is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Amended ESPP are made on the last day of each month. During the six months ended June 30, 2024 and 2023, 6,162 and 11,117 shares, respectively, of the Company's common stock were issued in connection with the Amended ESPP.

8. EARNINGS PER SHARE

Basic earnings (loss) per share of common stock is computed by dividing the net income (loss) attributable to The GEO Group, Inc. available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income (loss) attributable to The GEO Group, Inc. available to common stockholders represents net income attributable to The GEO Group reduced by an allocation of earnings to participating securities. The 6.50% Exchangeable Senior Notes, which contain non-forfeitable rights to dividends declared and paid on the shares of common stock, are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Diluted EPS (as defined below) is calculated under the if-converted method and the two-class method for each class of shareholders using the weighted average number of shares attributable to each class. The calculation that results in the lowest diluted earnings per share amount for common stock is reported in the Company’s financial statements. The if-converted method includes the dilutive effect of potential common shares related to the 6.50% Exchangeable Senior Notes, if any. Basic and diluted earnings (loss) per share were calculated for the three and six months ended June 30, 2024 and 2023 as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income (loss)	$(32,563)	$29,525	$(9,904)	$57,519
Net loss attributable to noncontrolling interests	50	46	59	55
Less: Undistributed income allocable to participating securities	-	(5,016)	-	(9,787)
Net income (loss) attributable to The GEO Group, Inc. available to common stockholders	(32,513)	24,555	(9,845)	47,787
Basic earnings (loss) per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	130,518	122,045	125,631	121,740
Per share amount	$(0.25)	$0.20	$(0.08)	$0.39
Diluted earnings (loss) per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	130,518	122,045	125,631	121,740
Dilutive effect of equity incentive plans	—	1,233	—	1,756
Weighted average shares assuming dilution	130,518	123,278	125,631	123,496
Per share amount	$(0.25)	$0.20	$(0.08)	$0.39

For the three months ended June 30, 2024, as the Company experienced a net loss, no potential common shares were included in the computation of diluted earnings per share as they would be antidilutive. There were 1,603,169 weighted average shares of common stock underlying options that were excluded from the computation of diluted earnings per share ("EPS") because the effect would be anti-dilutive. There were 1,930,248 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the three months ended June 30, 2023, 1,908,737 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 1,459,879 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the six months ended June 30, 2024, as the Company experienced a net loss, no potential common shares were included in the computation of diluted earnings per share as they would be antidilutive. 1,587,479 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 2,320,286 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the six months ended June 30, 2023, 1,539,815 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 271,545 common stock equivalents from restricted shares that were anti-dilutive for the period.

On February 24, 2021, the Company’s wholly owned subsidiary, GEO Corrections Holdings, Inc. (“GEOCH”), completed a private offering of $230 million aggregate principal amount of 6.50% Exchangeable Senior Notes. During the second quarter of 2024, the Company issued 12,414,455 shares of GEO common stock in connection with private exchange transactions involving approximately $229.4 million in aggregate principal amount of its outstanding 6.50% Exchangeable Senior Notes. Refer to Note 10 - Debt for further information.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

In August of 2019, the Company entered into two interest rate swap agreements in the aggregate notional amount of $44.3 million to fix the interest rate on certain of its variable rate debt to 4.22%. The Company has designated these interest rate swaps as hedges against changes in the cash flows of two identical promissory notes (the "Notes") which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the Notes and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in fair value of the interest rate swaps as accumulated other comprehensive income (loss), net of applicable taxes. Total unrealized gain recorded in other comprehensive income (loss), net of tax, related to these cash flow hedges was $0.8 million during the six months ended June 30, 2024. The total fair value of the swap assets as of June 30, 2024 was $4.9 million and is recorded as a component of Other Non-Current assets within the accompanying consolidated balance sheets. There was no material ineffectiveness for the period presented. The Company does not expect to enter into any transactions during the next twelve months which would result in reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss). Refer to Note 10 - Debt for additional information.

10. DEBT

Debt outstanding as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Exchange Credit Agreement
Tranche 1 Loans	$—	$791,480
Unamortized premium on tranche 1 loans	—	18,359
Unamortized debt issuance costs on tranche 1 loans	—	(17,707)
Tranche 2 Loans	—	115,232
Unamortized discount on tranche 2 loans	—	(1,136)
Unamortized debt issuance costs on tranche 2 loans	—	(2,659)
Revolver	—	—
Total Exchange Credit Agreement	—	903,569
Credit Agreement
Term Loan	444,375	—
Unamortized discount on term loan	(4,333)	—
Unamortized debt issuance costs on term loan	(7,111)	—
Revolver	40,000	—
Total Credit Agreement	472,931	—
8.625% Secured Notes due 2029
Notes Due in 2029	650,000	—
Unamortized debt issuance costs	(12,613)	—
Total 8.625% Secured Notes due 2029	637,387	—
10.250% Unsecured Notes due 2031
Notes Due in 2031	625,000	—
Unamortized debt issuance costs	(11,619)	—
Total 10.25% Unsecured Notes due 2031	613,381	—
10.500% Public Second Lien Notes due 2028
Notes Due in 2028	—	286,521
Unamortized discount	—	(13,386)
Unamortized debt issuance costs	—	(7,237)
Total 10.500% Public Second Lien Notes due 2028	—	265,898
9.500% Private Second Lien Notes due 2028
Notes Due in 2028	—	239,142
Unamortized discount	—	(19,843)
Unamortized debt issuance costs	—	(6,236)
Total 9.500% Private Second Lien Notes due 2028	—	213,063
6.50% Exchangeable Senior Notes:
Notes Due in 2026	600	230,000
Unamortized debt issuance costs	—	(4,595)
Total 6.50% Exchangeable Senior Notes due 2026	600	225,405
6.00% Senior Notes:
Notes Due in 2026	—	110,858
Unamortized debt issuance costs	—	(557)
Total 6.00% Senior Notes due 2026	—	110,301
5.875% Senior Notes:
Notes Due in 2024	—	23,253
Unamortized debt issuance costs	—	(44)
Total 5.875% Senior Notes due 2024	—	23,209
Finance Lease Liabilities	922	1,280
Other debt, net of unamortized debt issuance costs	38,639	39,208
Total debt	1,763,860	1,781,933
Current portion of finance lease liabilities and long-term debt	(24,442)	(55,882)
Finance Lease Liabilities, long-term portion	(227)	(549)
Long-Term Debt	$1,739,191	$1,725,502

Senior Notes Offering

On April 18, 2024, GEO announced the closing of its previously announced private offering of $1.275 billion aggregate principal amount of senior notes (the “Senior Notes Offering”), comprised of $650.0 million aggregate principal amount of 8.625% senior secured notes due 2029 (the “Secured Notes”), issued under the Indenture, dated as of April 18, 2024 (the “2029 Indenture”), among GEO, the Guarantors (defined below) and Ankura Trust Company, LLC, as trustee and collateral agent (the “Trustee and Collateral Agent”) and $625.0 million aggregate principal amount of 10.25% senior notes due 2031 (the “Unsecured Notes” and, together with the Secured Notes, the “Notes”), issued under the Indenture, dated as of April 18, 2024 (the “2031 Indenture” and, together with the 2029 Indenture, the “Indentures”), among GEO, the Guarantors and Ankura Trust Company, LLC as Trustee. The Notes are guaranteed (the “Secured Note Guarantees” and the “Unsecured Note Guarantees” and collectively, the “Guarantees”) by GEO’s domestic subsidiaries that are guarantors under a new senior secured credit facility and outstanding senior notes (the “Guarantors”).

GEO used the net proceeds of the Senior Notes Offering, borrowings under the new Term Loan (defined below), and cash on hand to refinance approximately $1.5 billion of existing indebtedness, including to fund the repurchase, redemption or other discharge of the Company’s existing Tranche 1 Term Loan and Tranche 2 Term Loan under its prior senior credit facility, the 9.500% Private Second Lien Notes due 2028, the 10.500% Public Second Lien Notes notes due 2028, and the 6.00% Senior Notes due 2026, to pay related premiums, transaction fees and expenses, and for general corporate purposes of the Company.

The Notes were offered and sold in the United States only to persons reasonably believed to be “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”), and outside the United States only to non-U.S. persons pursuant to Regulation S under the Securities Act. As discussed below, GEO filed a registration statement on Form S-4 and conducted a registered exchange offer under the terms of a Registration Rights Agreement to issue and deliver in exchange for the Notes and Guarantees that were issued on April 18, 2024 an equal aggregate principal amount of Notes and Guarantees that were registered pursuant to the registration statement on Form S-4.

Secured Notes

Certain terms and conditions of the 2029 Indenture and the Secured Notes are as follows;

Maturity. The Secured Notes mature on April 15, 2029.

Interest. The Secured Notes accrue interest at a rate of 8.625% per year. Interest on the Secured Notes is payable semi-annually on each April 15 and October 15, commencing October 15, 2024.

Issue Price. The Secured Notes were issued at par.

Guarantees. The Secured Notes are fully and unconditionally guaranteed by each of the Initial Guarantors (as defined in the 2029 Indenture) and may be guaranteed by additional subsidiaries of the Company when a subsidiary guarantees debt under the credit facilities (other than debt securities) and debt securities in an aggregate principal amount of at least $100.0 million.

Ranking. The Secured Notes and the Secured Note Guarantees are GEO and the Guarantors’ respective senior, secured obligations, and the indebtedness evidenced by the Secured Notes and the Secured Note Guarantees will rank equal in right of payment to all of GEO’s and the Guarantors’ other existing and future senior obligations, including the indebtedness under the Credit Agreement and the guarantees thereof; effectively senior in right of payment to all of GEO’s and the Guarantors’ existing and future unsecured indebtedness, including the Unsecured Notes, the 2026 Exchangeable Senior Notes and, in each case, the guarantees thereof, to the extent of the value of the Collateral (as defined below); senior in right of payment to any of GEO’s and the Guarantors’ future subordinated indebtedness; effectively junior in right of payment to any of GEO’s and the Guarantors’ future secured indebtedness that is secured by a lien on any assets not constituting Collateral, to the extent of the value of such assets; and structurally subordinated to all existing and future indebtedness and other liabilities of Subsidiaries that do not guarantee the Secured Notes and joint ventures, including trade payables.

Security. The Secured Notes and the Secured Note Guarantees are secured on a first-priority basis by the same collateral (the “Collateral”) that secures the obligations under the Credit Agreement in accordance with the terms of the 2029 Indenture and security agreements relating to the Collateral and instruments filed and recorded in appropriate jurisdictions to preserve and protect the liens on the Collateral (including, without limitation, mortgages, deeds of trust or deed to secure debt and financing statements under the Uniform Commercial Code of the relevant states applicable to the Collateral), each for the benefit of the Trustee, Collateral Agent and the holders of the Secured Notes.

Mandatory Redemption. The Company is not required to make mandatory redemption or sinking fund payments with respect to the Secured Notes.

Optional Redemption. On or after April 15, 2026, the Company may redeem all or a part of the Secured Notes (which includes Additional Notes (as defined in the 2029 Indenture), if any), upon not less than 10 nor more than 60 days’ notice, at the fixed redemption prices expressed as percentages of the principal amount set forth in the 2029 Indenture, plus accrued and unpaid interest, if any, on the Secured Notes redeemed, to, but excluding, the applicable redemption date, subject to the rights of holders of Secured Notes on the relevant record date to receive interest due on the relevant interest payment date if the Secured Notes have not been redeemed prior to such date. In addition, the Company may redeem up to 35% of the aggregate principal amount of the Secured Notes at any time and from time to time before April 15, 2026, with an amount up to the net proceeds of certain equity offerings at a redemption price of 108.625% of the principal amount plus accrued and unpaid interest, if any, to, but excluding, the redemption date provided, that (1) at least 65% of the aggregate principal amount of Secured Notes remains outstanding immediately after the occurrence of that redemption and (2) the redemption occurs within 90 days of the date of the closing of the equity offering. The Company may also redeem the Secured Notes, in whole or in part, at any time and from time to time before April 15, 2026, at a redemption price equal to 100% of the principal amount of the Secured Notes (which includes Additional Notes, if any), plus the Applicable Premium (as defined in the 2029 Indenture) as of the applicable redemption date, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, subject to the rights of holders of Secured Notes on the relevant record date to receive interest due on the relevant interest payment date if the Secured Notes have not been redeemed prior to such date. Additionally, during any twelve-month period prior to April 15, 2026, the Company shall be entitled at its option on one or more occasions to redeem the Secured Notes (which includes Additional Notes, if any) in an aggregate principal amount not to exceed 10% of the aggregate principal amount of the outstanding Secured Notes (which includes Additional Notes, if any) at a redemption price (calculated by the Company and expressed as a percentage of principal amount) of 103.000%, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

Change of Control. If a Change of Control (as defined in the 2029 Indenture) occurs, the Company will offer a payment in cash equal to 101% of the aggregate principal amount of Secured Notes repurchased, plus accrued and unpaid interest, if any, on the Secured Notes repurchased, to (but not including) the date of purchase, subject to the right of holders on the relevant record date to receive interest due on the relevant interest payment date if the Secured Notes have not been redeemed or repurchased prior to such date.

Certain Covenants. The 2029 Indenture contains certain covenants that will limit, among other things, the Company’s and its Restricted Subsidiaries’ (as defined in the 2029 Indenture) ability to: incur additional indebtedness (including guarantees thereof); incur or create liens, other than Permitted Liens (as defined in the 2029 Indenture); make certain Restricted Payments (as defined in the 2029 Indenture); make certain investments; dispose of certain assets; allow to exist certain restrictions on the ability of the Company’s Restricted Subsidiaries to pay any dividend or make any other payment or distribution on account of the Company’s or any Restricted Subsidiary’s Equity Interests (as defined in the 2029 Indenture); engage in certain transactions with affiliates; and engage in any business other than Permitted Businesses (as defined in the 2029 Indenture). These covenants are subject to a number of important limitations and exceptions.

Events of Default. The 2029 Indenture contains customary events of default which could, subject to certain conditions, cause the Secured Notes to become immediately due and payable.

The Secured Notes are also subject to the terms of the First Lien Intercreditor Agreement (the “First Lien Intercreditor Agreement”), dated April 18, 2024, among GEO, GEOCH, the other grantors from time to time party thereto, Citizens Bank, N.A., as Credit Agreement Collateral Agent and Authorized Representative for the Credit Agreement Secured Parties, and Ankura Trust Company, LLC as Initial Additional Collateral Agent and Initial Additional Authorized Representative. The First Lien Intercreditor Agreement sets forth the relative rights and obligations of the holders of First Lien Secured Obligations (which means (i) all obligations as defined in the Credit Agreement, (ii) all obligations under the Secured Notes, the 2029 Indenture, the Secured Note Guarantees and the Security Documents (as defined in the 2029 Indenture), and (iii) any other indebtedness secured on a first lien pari passu basis with such obligations), in each case, with respect to shared Collateral.

Unsecured Notes

Certain terms and conditions of the 2031 Indenture and the Unsecured Notes are as follows:

Maturity. The Unsecured Notes mature on April 15, 2031.

Interest. The Unsecured Notes accrue interest at a rate of 10.250% per year. Interest on the Unsecured Notes is payable semi-annually on each April 15 and October 15, commencing October 15, 2024.

Issue Price. The Unsecured Notes were issued at par.

Guarantees. The Unsecured Notes are fully and unconditionally guaranteed by each of the Initial Guarantors (as defined in the 2031 Indenture) and may be guaranteed by additional subsidiaries of the Company when a subsidiary guarantees debt under the credit facilities (other than debt securities) and debt securities in an aggregate principal amount of at least $100.0 million.

Mandatory Redemption. The Company is not required to make mandatory redemption or sinking fund payments with respect to the Unsecured Notes.

Optional Redemption. On or after April 15, 2027, the Company may redeem all or a part of the Unsecured Notes (which includes Additional Notes (as defined in the 2031 Indenture), if any), upon not less than 10 nor more than 60 days’ notice, at the fixed redemption prices expressed as percentages of the principal amount set forth in the 2031 Indenture, plus accrued and unpaid interest, if any, on the Unsecured Notes redeemed, to, but excluding, the applicable redemption date, subject to the rights of holders of Unsecured Notes on the relevant record date to receive interest due on the relevant interest payment date if the Unsecured Notes have not been redeemed prior to such date. In addition, the Company may redeem up to 35% of the aggregate principal amount of the Unsecured Notes at any time and from time to time before April 15, 2027, with an amount up to the net proceeds of certain equity offerings at a redemption price of 110.250% of the principal amount plus accrued and unpaid interest, if any, to, but excluding, the redemption date provided, that (1) at least 65% of the aggregate principal amount of Unsecured Notes remains outstanding immediately after the occurrence of that redemption and (2) the redemption occurs within 90 days of the date of the closing of the equity offering. The Company may also redeem the Unsecured Notes, in whole or in part, at any time and from time to time before April 15, 2027, at a redemption price equal to 100% of the principal amount of the Unsecured Notes (which includes Additional Notes, if any), plus the Applicable Premium (as defined in the 2031 Indenture) as of the applicable redemption date, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, subject to the rights of holders of Unsecured Notes on the relevant record date to receive interest due on the relevant interest payment date if the Unsecured Notes have not been redeemed prior to such date.

Change of Control. If a Change of Control (as defined in the 2031 Indenture) occurs, the Company will offer a payment in cash equal to 101% of the aggregate principal amount of Unsecured Notes repurchased, plus accrued and unpaid interest, if any, on the Unsecured Notes repurchased, to (but not including) the date of purchase, subject to the right of holders on the relevant record date to receive interest due on the relevant interest payment date if the Unsecured Notes have not been redeemed or repurchased prior to such date.

Certain Covenants. The 2031 Indenture contains certain covenants that will limit, among other things, the Company’s and its Restricted Subsidiaries’ (as defined in the 2031 Indenture) ability to: incur additional indebtedness (including guarantees thereof); incur or create liens, other than Permitted Liens (as defined in the 2031 Indenture); make certain Restricted Payments (as defined in the 2031 Indenture); make certain investments; dispose of certain assets; allow to exist certain restrictions on the ability of the Company’s Restricted Subsidiaries to pay any dividend or make any other payment or distribution on account of the Company’s or any Restricted Subsidiary’s Equity Interests (as defined in the 2031 Indenture); engage in certain transactions with affiliates; and engage in any business other than Permitted Businesses (as defined in the 2031 Indenture). These covenants are subject to a number of important limitations and exceptions.

Events of Default. The 2031 Indenture contains customary events of default which could, subject to certain conditions, cause the Unsecured Notes to become immediately due and payable.

Registration Rights Agreement

On May 31, 2024, under the terms of the Registration Rights Agreement, dated as of April 18, 2024, among GEO, the Guarantors and Citizens JMP Securities, LLC, as the representative of the initial purchasers (the “Representative”) of the Notes (the “Registration Rights Agreement”), the Company filed a registration statement on Form S-4, with respect to an offer (the “Registered Exchange Offer”) to issue and deliver, in exchange for the Initial Securities (as defined in the Registration Rights Agreement, which includes the Notes issued on April 18, 2024), an equal aggregate principal amount of debt securities and related guarantees (collectively, the “Exchange Securities”) of the Company and the Guarantors, respectively, issued under the applicable Indenture. The registration statement was declared effective on June 13, 2024 and the Registered Exchange Offer was launched on June 14, 2024 and expired on July 23, 2024, as extended, in compliance with the requirements of the Registration Rights Agreement.

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

As of June 30, 2024, the Company had $40.0 in borrowings under its revolver, and approximately $74.2 million in letters of credit which left approximately $195.8 million in additional borrowing capacity under the revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of June 30, 2024 was 9.46%.

Loss on Extinguishment of Debt and Debt Issuance Fees

In connection with the above transactions, the Company incurred a loss on extinguishment of debt of approximately $82.4 million which consisted of the write-off of existing deferred financing costs and net discount/premiums and the payment of call premiums. In addition, the Company incurred a total of approximately $34.7 million of debt issuance fees which were allocated to the new Secured Notes, new Unsecured Notes and the new Credit Agreement based on their relative fair values on the date of issuance. These debt issuance fees are being amortized over the terms of the respective agreements using the effective interest method.

6.50% Exchangeable Senior Notes due 2026

On February 24, 2021, the Company’s wholly owned subsidiary, GEOCH, completed a private offering of $230 million aggregate principal amount of Convertible Notes. The Convertible Notes will mature on February 23, 2026, unless earlier repurchased or exchanged. The Convertible Notes bear interest at the rate of 6.50% per year plus an additional amount based on the dividends paid by the Company on its common stock, $0.01 par value per share. Interest on the Convertible Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021.

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

During the second quarter of 2024, the Company retired $229.4 million in aggregate principal amount of its outstanding 6.50% Exchangeable Senior Notes as a result of private exchange transactions with an exchange value of approximately $410 million. The consideration consisted of cash of $229.4 million, using a combination of the net proceeds from the Senior Notes Offering and cash on hand, and 12,414,455 shares of GEO common stock. Of the total amount of shares issued, the Company issued 4,209,847 shares that were in treasury.

Other

In August of 2019, the Company entered into two identical notes in the aggregate amount of $38.6 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. The Company has entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at June 30, 2024 is $0.5 million of deferred loan costs incurred in the transaction. Refer to Note 9 - Derivative Financial Instruments for further information.

The Company was in compliance with its debt covenants at June 30, 2024.

Guarantees

Australia

The Company has entered into a guarantee in connection with the operating performance of a facility in Australia. The obligation amounted to approximately AUD53 million, or $35.4 million, based on exchange rates as of June 30, 2024.

As of June 30, 2024, the Company also had five other letters of credit outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling AUD13.3 million, or $8.9 million, based on exchange rates as of June 30, 2024.

Except as discussed above, the Company does not have any off-balance sheet arrangements.

11. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Appointment of Mark Suchinski as Chief Financial Officer

On June 4, 2024, the Board approved the appointment of Mark J. Suchinski as Senior Vice President and Chief Financial Officer, effective July 8, 2024.

In connection with his appointment, Mr. Suchinski and the Company entered into an Executive Employment Agreement (the “Employment Agreement”) to provide that Mr. Suchinski will be employed by the Company for a two-year term beginning July 8, 2024. Unless the Employment Agreement is sooner terminated, or not renewed, it will automatically extend upon the end of its initial term for a rolling two-year term. Pursuant to the terms of the Employment Agreement, Mr. Suchinski will serve as Senior Vice President and Chief Financial Officer and report directly to the Chief Executive Officer. Either Mr. Suchinski or the Company may terminate Mr. Suchinski’s employment under the Employment Agreement for any reason upon not less than thirty (30) days written notice.

Under the terms of the Employment Agreement, Mr. Suchinski will be paid an annual base salary of $700,000, subject to the review and potential increase in the sole discretion of the Compensation Committee. Mr. Suchinski will also be entitled to receive a target annual performance award of 100% of Mr. Suchinski’s base salary in accordance with the terms of any plan governing the senior management performance awards then in effect.

Mr. Suchinski will be entitled to receive an annual equity incentive award of restricted stock with a grant date fair value equal to at least 80% of his base salary that will vest upon the attainment of certain performance goals in accordance with the terms of the Company’s equity compensation plan. Mr. Suchinski will receive an initial grant of 50,000 shares of restricted stock that will vest upon the attainment of certain performance goals. In connection with the beginning of Mr. Suchinski’s employment, Mr. Suchinski shall be entitled to receive $150,000 to offset expenses in connection with his relocation, above and beyond the customary relocation benefits offered to employees, which shall be deducted from Mr. Suchinski’s annual performance award paid in 2025.

The Employment Agreement provides that upon the separation of employment by Mr. Suchinski for good reason, by the Company without cause or upon the death or disability of Mr. Suchinski, he will be entitled to receive a separation payment equal to two (2) times the sum of his annual base salary payable over a period of twenty-four (24) months. The Company will also continue to provide Mr. Suchinski and any covered dependents with the Executive Benefits as defined in the Employment Agreement for a period of eighteen (18) months after the date of separation. In the event of Mr. Suchinski’s death within such eighteen (18) month period, the Company will continue to provide the Executive Benefits to Mr. Suchinski’s covered dependents, and, if applicable to Mr. Suchinski’s estate. In addition, the Employment Agreement provides that upon such separation, GEO will transfer all of its interest in any automobile used by Mr. Suchinski pursuant to its Executive Automobile Policy (the “Executive Automobile Policy”) and pay the balance of any outstanding loans or leases on such automobile so that Mr. Suchinski owns the automobile outright. In the event such automobile is leased, GEO will pay the residual cost of the lease. Lastly, all of the outstanding and unvested stock options and restricted stock granted to Mr. Suchinski prior to separation will fully vest immediately upon separation; provided, however that any restricted stock that is subject to performance-based vesting shall only vest when and to the extent the Compensation Committee certifies that the performance goals are actually met. Upon a separation of employment by GEO for cause or by Mr. Suchinski without good reason, Mr. Suchinski will be entitled to only the amount of compensation that is due through the effective date of the separation. If Mr. Suchinski’s separation of employment is due to his retirement in accordance with the Company’s then current Senior Officer retirement plan, all of the outstanding and unvested stock options and restricted stock granted to Mr. Suchinski prior to separation will fully vest immediately upon separation; provided, however that any restricted stock that is subject to performance-based vesting shall only vest when and to the extent the Compensation Committee certifies that the performance goals are actually met, and provided further that Mr. Suchinski remains in full compliance with the restrictive covenants set forth in the Employment Agreement.

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

The first of the two State of Washington lawsuits was filed on September 26, 2017, by immigration detainees against the Company in the U.S. District Court for the Western District of Washington. The second lawsuit was filed on September 20, 2017, by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. The plaintiffs claimed that State of Washington minimum wage laws should be enforced with respect to detainees who volunteer to participate in a VWP administered by GEO at the Northwest ICE Processing Center (the "Center") as required by the U.S. Department of Homeland Security under the terms of GEO’s contract. The Center houses persons in the custody of federal immigration authorities while the federal government is determining their immigration status. In October 2021, an unfavorable jury verdict and court judgment resulting in a combined $23.2 million judgment entered against the Company in the retrial of the two cases, which judgment amounts were subsequently increased by a further award against the Company of attorney’s fees, costs, and pre-judgment interest in the amount of $14.4 million. Post-judgment interest is accruing on these judgments in accordance with Washington law. The trial court has waived the necessity to post a supersedeas bond for the combined judgments and has stayed enforcement of the verdict and judgments while GEO’s appeal to the U.S. Court of Appeals for the Ninth Circuit is pending. Oral argument before the Ninth Circuit was held on October 6, 2022. On March 7, 2023, the Ninth Circuit certified certain state law questions to the Washington Supreme Court. Oral argument before the Washington Supreme Court was held on October 17, 2023. On December 21, 2023, the Washington Supreme Court issued an opinion answering the questions certified by the Ninth Circuit. Under the Ninth Circuit’s March 7, 2023 order certifying the above questions to the Washington Supreme Court, the Ninth Circuit has resumed control and jurisdiction over the State of Washington lawsuits. On February 21, 2024, the United States Department of Justice filed its Brief for the United States as Amicus Curiae in Support of GEO, arguing that the State of Washington judgments should be reversed because the Supremacy Clause precludes application of the Washington Minimum Wage Statute to work programs for federal detainees. In its Brief, the Department of Justice asserts that application of the Washington law independently contravenes intergovernmental immunity because it would make federal detainees subject to provisions that do not apply, and never have applied, to persons in state custody, singling out a contractor with the federal government for obligations Washington does not itself bear. The Department of Justice also contends that the immigration statutory structure approved by Congress does not contemplate a role for states or state law in governing the VWP for federal detainees.

In California, a class action lawsuit was filed on December 19, 2017, by immigration detainees against the Company in the U.S. District Court, Eastern Division of the Central District of California. The California lawsuit alleges violations of the state’s minimum wage laws, violations of the TVPA and California's equivalent state statute, unjust enrichment, unfair competition and retaliation. The California court has certified a class of individuals who have been civilly detained at the Company's Adelanto Facility from December 19, 2014, until the date of final judgment. On March 31, 2022, the court entered a stay until the Ninth Circuit rules on the State of Washington lawsuits.

Current and former detainees of the Mesa Verde ICE Processing Center and the Golden State Annex ICE Processing Center filed a class action lawsuit on July 13, 2022, against the Company in the U.S. District Court for the Eastern District of California, Fresno Division. This lawsuit is similar to the cases in Colorado, State of Washington, and California discussed above. The complaint alleges that federal detainees who volunteer to participate in the VWP at GEO’s Mesa Verde and Golden State Annex ICE facilities are employees of GEO and entitled to the state’s minimum wage. Plaintiffs also make claims for unfair competition, unjust enrichment, human trafficking, forced labor, California's Private Attorneys General Act and retaliation. GEO filed both a motion to stay the action pending the Ninth Circuit's decision in the State of Washington lawsuits and a motion to dismiss the action in its entirety. On July 10, 2023, the court entered a stay until the Ninth Circuit rules on the State of Washington lawsuits.

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

On April 15, 2024, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against the State of New Jersey for declaratory and injunctive relief challenging the State of New Jersey’s Assembly Bill 5207 – that purports to prohibit the operation of "private detention facilities" in the state, which would prevent the United States from using privately contracted detention facilities to house detainees in the custody of ICE. On April 25, 2024, the U.S. District Court for the District of New Jersey entered an order preliminarily enjoining the State of New Jersey from enforcing Assembly Bill 5207 against a private detention facility-including any owned by Plaintiff GEO until a further Order of the Court.

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

Other Assessment

A state non-income tax audit completed in 2016 included tax periods for which the state tax authority had previously processed a substantial tax refund. At the completion of the audit fieldwork, the Company received a notice of audit findings disallowing deductions that were previously claimed by the Company that was approved by the state tax authority and served as the basis for the approved refund claim. In early January 2017, the Company received a formal Notice of Assessment of Taxes and Demand for Payment from the taxing authority disallowing the deductions. The total tax, penalty and interest related to the assessment is approximately $21.6 million. The Company appealed the administrative ruling. In February 2024, the Company received notice that the New Mexico Court of Appeals had ruled against its appeal. The Company appealed this ruling to the New Mexico Supreme Court by timely filing a Petition for Writ of Certiorari on April 19, 2024. On July 8, 2024, the New Mexico Supreme Court denied the Company's Petition for Writ of Certiorari. The Company established an estimated liability (inclusive of both the audit period and the post-audit period) based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of outside counsel in connection with this matter. Subsequent to June 30, 2024, the Company made a payment of approximately $18.9 million towards the estimated liability related to the assessment for the tax periods audited.

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

Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing active capital projects will be approximately $59.7 million of which $34.8 million was spent through the first six months of 2024. The Company estimates the remaining capital requirements related to these capital projects will be $24.9 million which will be spent through the remainder of 2024.

Inventories

Inventory, which consists primarily of component parts related to electronic monitoring equipment, is stated at the lower of average cost or net realizable value and is approximately $32.5 million and $25.1 million at June 30, 2024 and December 31, 2023, respectively. Inventory is included in Other Non-Current Assets in the accompanying consolidated balance sheets.

Uncertain Tax Positions

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. As of June 30, 2024, the Company has a total of approximately $40.7 million of unrecognized tax benefits for uncertain tax positions. Approximately $38.9 million of this total was generated in the three months ending June 30, 2024, and relates to interest deduction for GEO shares issued to the holders of our 6.5% Exchangeable Senior Notes due 2026. Approximately all of the unrecognized tax benefits, if recognized, would impact our effective tax rate. The Company does not believe it has any existing tax positions for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months.

Idle Facilities

As of June 30, 2024, the Company was marketing ten of its idle facilities to potential customers. One of the facilities, Cheyenne Mountain Recovery Center, is under a contract which has yet to be activated. The carrying values of these idle facilities are included in Property and Equipment in the accompanying consolidated balance sheets. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that can be easily transferred for use at other facilities. There was no indication of impairment related to the Company's idle facilities as of June 30, 2024 other than discussed below.

				Secure Services	Reentry Services	Total
		Secure Services	Reentry Services	Net Carrying Value	Net Carrying Value	Net Carrying Value
Facility	Year Idled	Design Capacity (beds)	Design Capacity (beds)	June 30, 2024	June 30, 2024	June 30, 2024
D. Ray James Correctional Facility	2021	1,900	—	$49,020	$—	$49,020
Northlake Correctional Facility	2022	1,800	—	72,679	—	72,679
Rivers Correctional Facility	2021	1,450	—	35,396	—	35,396
Big Spring Correctional Facility	2021	1,732	—	28,807	—	28,807
Flightline Correctional Facility	2021	1,800	—	32,825	—	32,825
McFarland Female Community Reentry Facility	2020	—	300	—	10,095	10,095
Hector Garza Center	2020	—	139	—	4,312	4,312
Cheyenne Mountain Recovery Center	2020	750	—	17,182	—	17,182
Delaney Hall	2023	1,054	—	27,131	—	27,131
Coleman Hall [1]	2017	—	350	—	6,080	6,080
Total		10,486	789	$263,040	$20,487	$283,527

[1] The Company entered into a purchase and sale agreement in July 2024 for this facility and another adjoining facility that was active as of June 30, 2024 which is expected to close towards the end of 2024 or beginning of 2025. As the sale price was less than the net carrying values at June 30, 2024, the Company recorded a total impairment loss for both facilities of approximately $2.3 million during the second quarter of 2024 which is included in (loss) gain on asset divestitures/impairment in the accompanying consolidated statements of operations. This facility has been classified as assets held for sale at June 30, 2024 within the accompanying consolidated balance sheets.

Lease Revenue

The Company leases nine of its owned facilities to unrelated parties. Six of which have a month to month term through June 2024. The carrying value of these leased facilities as of June 30, 2024 is $ 46.1 million, net of accumulated depreciation of $25.1 million. For the additional three leased facilities, one facility has a term that expires in February 2025. The carrying value of this leased facility as of June 30, 2024 was $2.3 million, net of accumulated depreciation of $0.8 million. One facility has a term of sixty-six months with one-year renewal options which base term expires in October 2028. The carrying value of this leased facility as of June 30, 2024 was $74.1 million, net of accumulated depreciation of $34.8 million. The remaining facility has a term of twenty years with renewals and expires in October 2041. The carrying value of this leased facility as of June 30, 2024 was $21.2 million, net of accumulated depreciation of $17.7 million. Rental income, included in Revenues, for leased facilities for the six months ended June 30, 2024 and 2023, was approximately $7.7 million and $7.1 million, respectively. As of June 30, 2024, future minimum rentals to be received on these leases are as follows:

Annual Rental
Year	(in thousands)
Remainder of 2024	$7,786
2025	13,293
2026	13,361
2027	13,375
2028	11,911
Thereafter	58,162
Total	$117,888

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

The U.S. Secure Services segment primarily encompasses U.S.-based secure services business. The Electronic Monitoring and Supervision Services segment, which conducts its services in the United States, represents technology and services provided to adults for monitoring services for community-based parolees, probationers, and pretrial defendants. The Reentry Services segment, which conducts its services in the United States, represents evidence-based supervision and treatment programs provided to adults for residential and non-residential treatment, educational and community-based programs, pre-release and half-way house programs. The International Services segment primarily consists of secure services operations in South Africa and Australia. Segment disclosures below (in thousands) reflect the results of continuing operations. All transactions between segments are eliminated.

The Company's segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues:
U.S. Secure Services	$402,097	$372,543	$803,037	$738,500
Electronic Monitoring and Supervision Services	84,745	108,029	171,529	240,669
Reentry Services	68,960	67,594	136,790	131,817
International Services	51,383	45,725	101,501	91,114
Total revenues	$607,185	$593,891	$1,212,857	$1,202,100
Operating income from segments:
U.S. Secure Services	$79,769	$67,058	$159,010	$131,402
Electronic Monitoring and Supervision Services	38,277	55,121	76,457	119,809
Reentry Services	12,155	10,186	24,897	20,372
International Services	2,142	1,707	4,611	5,283
Operating income from segments	$132,343	$134,072	$264,975	$276,866
General and Administrative Expenses	(52,198)	(41,692)	(105,268)	(91,826)
Total Operating Income	$80,145	$92,380	$159,707	$185,040

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating income from segments	$132,343	$134,072	$264,975	$276,866
Unallocated amounts:
General and administrative expenses	(52,198)	(41,692)	(105,268)	(91,826)
Net interest expense	(48,652)	(53,749)	(97,473)	(106,839)
Loss on extinguishment of debt	(82,339)	(1,618)	(82,378)	(1,754)
(Loss) gain on disposition on asset divestitures/impairment	(2,907)	2,175	(2,907)	2,175
Income (loss) before income taxes and equity in earnings of affiliates	$(53,753)	$39,188	$(23,051)	$78,622

Equity in Earnings of Affiliates

Equity in earnings of affiliates includes the Company’s 50% owned joint ventures in South African Custodial Services Pty. Limited (“SACS”), located in South Africa, and GEOAmey located in the United Kingdom. The Company's investments in these entities are accounted for under the equity method of accounting. The Company’s investments in these entities are presented as a component of Other Non-Current Assets in the accompanying consolidated balance sheets.

The Company has recorded $0.1 million in losses, net of tax, for SACS operations during the six months ended June 30, 2024, and $1.0 million in earnings, net of tax, for SACS operations during the six months ended June 30, 2023, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of June 30, 2024, and December 31, 2023, the Company’s investment in SACS was $8.1 million and $9.1 million, respectively, and represents its share of cumulative reported earnings.

The Company has recorded $0.9 million in earnings, net of tax, for GEOAmey's operations during the six months ended June 30, 2024, and $1.4 million in earnings, net of tax, for GEOAmey's operations during the six months ended June 30, 2023, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of June 30, 2024, and December 31, 2023, the Company’s investment in GEOAmey was $9.0 million and $11.2 million, respectively, and represents its share of cumulative reported earnings.

13. BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$27,790	$26,207
Service cost	326	745
Interest cost	682	1,345
Actuarial gain	—	421
Benefits paid	(502)	(928)
Projected benefit obligation, end of period	$28,296	$27,790
Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	502	928
Benefits paid	(502)	(928)
Plan assets at fair value, end of period	$—	$—
Unfunded Status of the Plan	$28,296	$27,790

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Components of Net Periodic Benefit Cost
Service cost	$163	$186	$326	$373
Interest cost	341	336	682	673
Net loss	15	-	30	-
Net periodic benefit cost	$519	$522	$1,038	$1,046

The service cost and other components of net periodic benefit cost are included in General and Administrative Expenses in the accompanying consolidated statements of operations.

The long-term portion of the pension liability as of June 30, 2024 and December 31, 2023 was $27.5 million and $27.0 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

Amended and Restated Executive Retirement Agreement

The Company also has a non-qualified deferred compensation agreement with its former CEO. The agreement provides for a lump sum cash payment upon retirement, no sooner than age 55. As of June 30, 2024, the former CEO had reached age 55 and was eligible to receive the payment upon retirement.

On May 27, 2021, the Company and its former CEO entered into an Amended and Restated Executive Retirement Agreement which replaced the former CEO’s previous agreement, effective July 1, 2021. Pursuant to the terms of the Amended and Restated Executive Retirement Agreement, upon the date that the former CEO ceases to provide services to the Company, the Company will pay to the former CEO an amount equal to $3.6 million which shall be paid in cash. The payment shall be credited with interest at a rate of 5% compounded quarterly. Additionally, at the end of each calendar year provided that the former CEO is still providing services to GEO pursuant to the Executive Chairman Agreement, GEO will credit an amount equal to $1.0 million at the end of each calendar year (the “Employment Contributions Account”). The Employment Contributions Account will be credited with interest at the rate of 5% compounded quarterly. The balance of the Amended and Restated Executive Retirement Agreement was approximately $10.5 million at June 30, 2024 and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

The Company has established several trusts for the purpose of paying the retirement benefit pursuant to the Amended and Restated Executive Retirement Agreement. The trusts are revocable “rabbi trusts” and the assets of the trusts are subject to the claims of the Company’s creditors in the event of the Company’s insolvency.

14. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM") and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in the Company including the additional required disclosures when adopted. The Company is currently evaluating the provisions of this ASU and expects to adopt them for the year ending December 31, 2024.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in the Company's consolidated financial statements, once adopted during the year ended December 31, 2025.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on the Company's results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, legal proceedings and potential steps to address our future debt maturities are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

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
•
the impact of adopted or proposed executive action or legislation under the existing or a new administration aimed at limiting public-private partnerships for secure facilities, processing centers and community reentry centers or limiting or restricting the business and operations of financial institutions or others who do business with us;
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
•
our ability to identify and successfully complete any potential sales of Company-owned assets and businesses or potential acquisitions of assets or businesses on commercially advantageous terms on a timely basis, or at all;
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
•
any continuing impact of the COVID-19 global pandemic on GEO and GEO's ability to mitigate the risks associated with COVID-19;
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

At June 30, 2024, our worldwide operations include the management and/or ownership of approximately 81,000 beds at 100 secure services and community based facilities, including idle facilities, and also include the provision of community supervision services for individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

For the six months ended June 30, 2024 and 2023, we had consolidated revenues of $1,212.9 million and $1,202.1 million, respectively. We maintained an average company-wide facility occupancy rate of approximately 87.8% including 69,834 active beds and excluding 11,275 idle beds, which includes those being marketed to potential customers, for the six months ended June 30, 2024, and approximately 85.0% including 71,316 active beds and excluding 11,166 idle beds, which includes those being marketed to potential customers, for the six months ended June 30, 2023.

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 29, 2024, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the year ended December 31, 2023.

Appointment of Mark Suchinski as Chief Financial Officer

On June 4, 2024, our Board approved the appointment of Mark J. Suchinski as Senior Vice President and Chief Financial Officer, effective July 8, 2024. Refer to Note 11 - Commitments, Contingencies and Other Matters of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Contract Developments

During the second quarter of 2024, ICE issued a task order for our company-owned 1,940-bed Adelanto ICE Processing Center in California which provides for continued funding through October 19, 2024, allowing additional time for ICE to obtain relief from previously disclosed COVID-related litigation that currently prevents full use of the Adelanto Center.

On June 20, 2024 we announced that GEO had given notice to the Oklahoma Department of Corrections providing for the discontinuation of our management contract for the company-owned, 2,600-bed Lawton Correctional and Rehabilitation Facility, which was set to expire on June 30, 2024, unless new contract terms could be mutually agreed upon. Subsequently, on June 26th, we announced that GEO and the Oklahoma Department of Corrections had agreed to enter into a one-year contract under new agreed upon terms, effective through June 30, 2025, for GEO to continue operating the Lawton Facility.

On July 31, 2024 we successfully completed the previously disclosed transition of operations at the state-owned 1,536-bed Lawrenceville Correctional Center in Virginia, which is now managed by the Virginia Department of Corrections.

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

Idle Facilities

We are currently marketing 11,275 vacant beds at ten of our idle facilities to potential customers, with the exception of our company-owned 750-bed Cheyenne Mountain Recovery Center, which is under a contract that has not yet been activated. The carrying values of these idle facilities totaled $283.5 million as of June 30, 2024, excluding equipment and other assets that can be easily transferred for use at other facilities. Refer to Note 11 - Commitments, Contingencies and Other Matters of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2024, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of Second Quarter 2024 and Second Quarter 2023

Revenues

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$402,097	66.2%	$372,543	62.7%	$29,554	7.9%
Electronic Monitoring and Supervision Services	84,745	14.0%	108,029	18.2%	(23,284)	(21.6)%
Reentry Services	68,960	11.4%	67,594	11.4%	1,366	2.0%
International Services	51,383	8.5%	45,725	7.7%	5,658	12.4%
Total	$607,185	100.0%	$593,891	100.0%	$13,294	2.2%

U.S. Secure Services

Revenues for U.S. Secure Services increased by $29.6 million in the second quarter ended June 30, 2024 (the "Second Quarter 2024") compared to the second quarter ended June 30, 2023 (the "Second Quarter 2023") primarily due to aggregate increases of $8.2 million primarily due to the activation of new transportation contracts as well as our lease with the Oklahoma Department of Corrections for our company-owned Great Plains Correctional Facility which commenced on May 1, 2023. In addition, we experienced aggregate net increases in rates and/or per diem amounts in connection with contract modifications, transportation services and increased occupancies of $21.4 million.

The number of compensated mandays in U.S. Secure Services facilities was relatively consistent at approximately 4.3 million in Second Quarter 2024 and 4.2 million in Second Quarter 2023. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Secure Services facilities was 87.7% and 86.6% of capacity in the Second Quarter 2024 and Second Quarter 2023, respectively, excluding idle facilities.

Electronic Monitoring and Supervision Services

Revenues for Electronic Monitoring and Supervision Services decreased by $23.3 million in Second Quarter 2024 compared to Second Quarter 2023 primarily due to decreases in average participant counts under the Intensive Supervision and Appearance Program ("ISAP").

Reentry Services

Revenues for Reentry Services increased by $1.4 million in Second Quarter 2024 compared to Second Quarter 2023 primarily due to increases of $0.9 million due to new day reporting center contracts. We also experienced a net aggregate increase of $4.0 million primarily related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals. These increases were partially offset by decreases of $3.5 million due to contract terminations.

International Services

Revenues for International Services increased by $5.7 million in Second Quarter 2024 compared to Second Quarter 2023 primarily due to a net increase of $9.7 million due to increased populations at our Australian subsidiary and our new health care contract in Australia. Partially offsetting this increase was a decrease due to foreign exchange rate fluctuations of $4.0 million.

Operating Expenses

	2024	% of Segment Revenues	2023	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$301,153	74.9%	$285,820	76.7%	$15,333	5.4%
Electronic Monitoring and Supervision Services	40,216	47.5%	45,727	42.3%	(5,511)	(12.1)%
Reentry Services	53,501	77.6%	53,111	78.6%	390	0.7%
International Services	48,659	94.7%	43,470	95.1%	5,189	11.9%
Total	$443,529	73.0%	$428,128	72.1%	$15,401	3.6%

U.S. Secure Services

Operating expenses for U.S. Secure Services increased by $15.3 million in Second Quarter 2024 compared to Second Quarter 2023 primarily due to aggregate net increases in connection with labor and medical costs, transportation services, increased occupancies and the variable costs associated with those services of $11.3 million. We also experienced an increase of $4.0 million primarily related to new transportation contracts. Operating expenses as a percentage of segment revenue have decreased due to favorable operating margins on our new transportation contracts.

Electronic Monitoring and Supervision Services

Operating expenses for Electronic Monitoring and Supervision Services decreased by $5.5 million in Second Quarter 2024 compared to Second Quarter 2023 primarily due to decreases in variable costs related to decreases in average participant counts under ISAP.

Reentry Services

Operating expenses for Reentry Services increased by $0.4 million during Second Quarter 2024 compared to Second Quarter 2023 primarily due to aggregate net increases of $3.1 million related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals and the associated variable costs. We also experienced an increase of $0.5 million primarily due to new day reporting center contracts. Partially offsetting these increases was an aggregate net decrease of $3.2 million due to contract terminations.

International Services

Operating expenses for International Services increased by $5.2 million in Second Quarter 2024 compared to Second Quarter 2023 primarily due to a net increase of approximately $4.5 million primarily due to expenses associated with our new health care contract in Australia. We also experienced an increase related to foreign exchange rate fluctuations of $0.7 million.

Depreciation and Amortization

	2024	% of Segment Revenue	2023	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$21,175	5.3%	$19,665	5.3%	$1,510	7.7%
Electronic Monitoring and Supervision Services	6,252	7.4%	7,181	6.6%	(929)	(12.9)%
Reentry Services	3,304	4.8%	4,297	6.4%	(993)	(23.1)%
International Services	582	1.1%	548	1.2%	34	6.2%
Total	$31,313	5.2%	$31,691	5.3%	$(378)	(1.2)%

U.S. Secure Services

U.S. Secure Services depreciation and amortization expense increased in Second Quarter 2024 compared to Second Quarter 2023 primarily due to renovations at certain of our company-owned and leased facilities.

Electronic Monitoring and Supervision Services

Electronic Monitoring and Supervision Services depreciation and amortization expense decreased in Second Quarter 2024 compared to Second Quarter 2023 primarily due to certain assets becoming fully depreciated and/or amortized as well as the closing of certain ISAP locations.

Reentry Services

Reentry Services depreciation and amortization expense decreased in Second Quarter 2024 compared to Second Quarter 2023 primarily due to certain assets becoming fully depreciated and/or amortized as well as certain asset dispositions at our Company-owned centers.

International Services

International Services depreciation and amortization expense was relatively consistent in Second Quarter 2024 compared to Second Quarter 2023.

General and Administrative Expenses

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$52,198	8.6%	$41,692	7.0%	$10,506	25.2%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes, corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased by $10.5 million in Second Quarter 2024 compared to Second Quarter 2023 primarily due to increases in certain transaction fees related to our private exchange transactions involving our convertible notes of $3.1 million, certain compensation adjustment decreases during Second Quarter 2023 of $4.1 million, with the remaining increase due to increases in business development, consulting and other administrative expenses.

Non-Operating Expenses

Interest Income and Interest Expense

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$1,992	0.3%	$1,297	0.2%	$695	53.6%
Interest Expense	$50,644	8.3%	$55,046	9.3%	$(4,402)	(8.0)%

Interest income increased by $0.7 million in Second Quarter 2024 compared to Second Quarter 2023 primarily due to higher cash balances on hand domestically and internationally.

Interest expense decreased by $4.4 million in Second Quarter 2024 compared to Second Quarter 2023 primarily due to our Senior Notes Offering and new Term Loan under our new credit agreement that closed on April 18, 2024 which resulted in overall lower interest rates. We also retired the majority of our 6.50% Exchangeable Senior Notes due 2026 during Second Quarter 2024. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Loss on Extinguishment of Debt

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$82,339	13.6%	$1,618	0.3%	$80,721	4,988.9%

During Second Quarter 2024, we completed a Senior Note Offering which resulted in a loss on extinguishment of debt of approximately $82.3 million which consisted of the write-off of existing deferred financing costs and net discount/premiums and the payment of call premiums. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

During Second Quarter 2023, we made a mandatory quarterly prepayment on our Tranche 1 and Tranche 2 loans under our prior senior credit facility. In connection with the prepayment, we wrote off a proportionate amount of related deferred loan costs and discount/premium.

(Loss) Gain on Asset Divestitures/Impairment

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
(Loss) Gain on Asset Divestitures/Impairment	$(2,907)	(0.5)%	$2,175	0.4%	$(5,082)	(233.7)%

During Second Quarter 2024, we experienced an impairment loss of approximately $2.3 million related to two of our Company-owned facilities. Refer to Note 11 - Commitments, Contingencies and Other Matters - Idle Facilities of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion. We also donated a parcel of undeveloped land in Kern County, California which resulted in a loss on asset divestiture of approximately $0.6 million.

During Six Months 2023, we experienced a gain on asset divestitures primarily due to the sale of vacant land located in South Dallas County, Texas for a net gain of approximately $2.2 million.

Income Tax (Benefit) Provision

	2024	Effective Rate	2023	Effective Rate	$ Change	% Change
	(Dollars in thousands)
(Benefit from) Provision for Income Taxes	$(20,379)	37.9%	$11,153	28.5%	$(31,532)	(282.7)%

There was a benefit from income taxes in Second Quarter 2024 due to pre-tax losses for the quarter. The effective tax rate increased compared to Second Quarter 2023. In Second Quarter 2024, there was a $4.5 million net discrete tax benefit as compared to a $0.7 million net discrete tax benefit in Second Quarter 2023. Included in the benefit from income taxes in Second Quarter 2024 there was a $0.1 million discrete tax benefit as compared to no discrete tax expense or benefit in Second Quarter 2023 related to stock compensation that vested during the respective periods. Also included in the net discrete tax benefit from income taxes in the Second Quarter 2024 was a $3.4 million discrete tax benefit from the interest deduction related to GEO shares provided to the holders of our 6.5% Exchangeable Senior Notes due 2026. We estimate our 2024 annual effective tax rate to be in the range of approximately 31% to 33%, exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates, net of Income Tax Provision	$811	0.1%	$1,490	0.3%	$(679)	(45.6)%

Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates decreased during Second Quarter 2024 compared to Second Quarter 2023 due to unfavorable insurance adjustments at SACS.

Comparison of Six Months 2024 and Six Months 2023

Revenues

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$803,037	66.2%	$738,500	61.4%	$64,537	8.7%
Electronic Monitoring and Supervision Services	171,529	14.1%	240,669	20.0%	(69,140)	(28.7)%
Reentry Services	136,790	11.3%	131,817	11.0%	4,973	3.8%
International Services	101,501	8.4%	91,114	7.6%	10,387	11.4%
Total	$1,212,857	100%	$1,202,100	100.0%	$10,757	0.9%

U.S. Secure Services

Revenues for U.S. Secure Services increased by $64.5 million in the six months ended June 30, 2024 (the "Six Months 2024") compared to the six months ended June 30, 2023 (the "Six Months 2023") primarily due to aggregate increases of $16.5 million primarily due to the activation of new transportation contracts as well as our lease with the Oklahoma Department of Corrections for our company-owned Great Plains Correctional Facility which commenced on May 1, 2023. In addition, we experienced aggregate net increases in rates and/or per diem amounts in connection with contract modifications, transportation services and increased occupancies of $48.0 million.

The number of compensated mandays in U.S. Secure Services facilities was relatively consistent at approximately 8.5 million in Six Months 2024 and 8.3 million in Six Months 2023. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Secure Services facilities was 87.7% and 86.7% of capacity in the Six Months 2024 and Six Months 2023, respectively, excluding idle facilities.

Electronic Monitoring and Supervision Services

Revenues for Electronic Monitoring and Supervision Services decreased by $69.1 million in Six Months 2024 compared to Six Months 2023 primarily due to decreases in average participant counts under ISAP.

Reentry Services

Revenues for Reentry Services increased by $5.0 million in Six Months 2024 compared to Six Months 2023 primarily due to increases of $3.5 million due to new day reporting center contracts. We also experienced a net aggregate increase of $8.4 million primarily related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals. These increases were partially offset by decreases of $6.9 million due to contract terminations.

International Services

Revenues for International Services increased by $10.4 million in Six Months 2024 compared to Six Months 2023 primarily due to a net increase of $17.8 million due to increased populations at our Australian subsidiary and our new health care contract in Australia. Partially offsetting this increase was a decrease due to foreign exchange rate fluctuations of $7.4 million.

Operating Expenses

	2024	% of Segment Revenues	2023	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$602,285	75.0%	$568,032	76.9%	$34,253	6.0%
Electronic Monitoring and Supervision Services	82,303	48.0%	105,999	44.0%	(23,696)	(22.4)%
Reentry Services	104,953	76.7%	102,822	78.0%	2,131	2.1%
International Services	95,663	94.2%	84,767	93.0%	10,896	12.9%
Total	$885,204	73.0%	$861,620	71.7%	$23,584	2.7%

U.S. Secure Services

Operating expenses for U.S. Secure Services increased by $34.3 million in Six Months 2024 compared to Six Months 2023 primarily due to aggregate net increases in connection with labor and medical costs, transportation services, increased occupancies and the variable costs associated with those services of $31.6 million. We also experienced an increase of $7.6 million primarily related to new transportation contracts. Partially offsetting these increases were decreases of $4.9 million primarily related to certain insurance adjustments. Operating expenses as a percentage of segment revenue have decreased due to favorable operating margins on our new transportation contracts.

Electronic Monitoring and Supervision Services

Operating expenses for Electronic Monitoring and Supervision Services decreased by $23.7 million in Six Months 2024 compared to Six Months 2023 primarily due to decreases in variable costs related to decreases in average participant counts under ISAP.

Reentry Services

Operating expenses for Reentry Services increased by $2.1 million during Six Months 2024 compared to Six Months 2023 primarily due to aggregate net increases of $4.6 million related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals and the associated variable costs. We also experienced an increase of $2.6 million primarily due to new day reporting center contracts. Partially offsetting these increases was an aggregate net decrease of $5.1 million due to contract terminations.

International Services

Operating expenses for International Services increased by $10.9 million in Six Months 2024 compared to Six Months 2023 primarily due to a net increase of approximately $8.4 million primarily due to expenses associated with increased populations and our new health care contract in Australia. We also experienced an increase related to foreign exchange rate fluctuations of $2.5 million.

Depreciation and Amortization

	2024	% of Segment Revenue	2023	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$41,742	5.2%	$39,066	5.3%	$2,676	6.8%
Electronic Monitoring and Supervision Services	12,769	7.4%	14,861	6.2%	(2,092)	(14.1)%
Reentry Services	6,940	5.1%	8,623	6.5%	(1,683)	(19.5)%
International Services	1,227	1.2%	1,064	1.2%	163	15.3%
Total	$62,678	5.2%	$63,614	5.3%	$(936)	(1.5)%

U.S. Secure Services

U.S. Secure Services depreciation and amortization expense increased in Six Months 2024 compared to Six Months 2023 primarily due to renovations at certain of our company-owned and leased facilities.

Electronic Monitoring and Supervision Services

Electronic Monitoring and Supervision Services depreciation and amortization expense decreased in Six Months 2024 compared to Six Months 2023 primarily due to certain assets becoming fully depreciated and/or amortized as well as the closing of certain ISAP locations.

Reentry Services

Reentry Services depreciation and amortization expense decreased in Six Months 2024 compared to Six Months 2023 primarily due to certain assets becoming fully depreciated and/or amortized as well as certain asset dispositions at our Company-owned centers.

International Services

International Services depreciation and amortization expense was relatively consistent in Six Months 2024 compared to Six Months 2023.

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$105,268	8.7%	$91,826	7.6%	$13,442	14.6%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes, corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased by $13.4 million in Second Quarter 2024 compared to Second Quarter 2023 primarily due to increases in certain transaction fees related to our private exchange transactions involving our convertible notes of $3.1 million, certain compensation adjustment decreases during Second Quarter 2023 of $4.1 million, with the remaining increase due to increases in business development, consulting and other administrative expenses.

Non-Operating Expenses

Interest Income and Interest Expense

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$4,466	0.4%	$2,465	0.2%	$2,001	81.2%
Interest Expense	$101,939	8.4%	$109,304	9.1%	$(7,365)	(6.7)%

Interest income increased by $2.0 million in Six Months 2024 compared to Six Months 2023 primarily due to higher cash balances on hand domestically and internationally.

Interest expense decreased by $7.4 million in Six Months 2024 compared to Six Months 2023 primarily due to our Senior Notes Offering and new Term Loan under our new credit agreement that closed on April 18, 2024 which resulted in overall lower interest rates. We also retired the majority of our 6.50% Exchangeable Senior Notes due 2026 during Six Months 2024. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Loss on Extinguishment of Debt

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$82,378	6.8%	$1,754	0.1%	$80,624	4596.6%

During Six Months 2024, we completed a Senior Note Offering which resulted in a loss on extinguishment of debt of approximately $82.4 million which consisted of the write-off of existing deferred financing costs and net discount/premiums and the payment of call premiums. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

During Six Months 2023, we made a mandatory quarterly prepayment on our Tranche 1 and Tranche 2 loans under our prior senior credit facility. In connection with the prepayment, we wrote off a proportionate amount of related deferred loan costs and discount/premium.

(Loss) Gain on Asset Divestitures/Impairment

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
(Loss) Gain on Asset Divestitures/Impairment	$(2,907)	(0.2)%	$2,175	0.2%	$(5,082)	(233.7)%

During Six Months 2024, we experienced an impairment loss of approximately $2.3 million related to two of our Company-owned facilities. Refer to Note 11 - Commitments, Contingencies and Other Matters - Idle Facilities of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion. We also donated a parcel of undeveloped land in Kern County, California which resulted in a loss on asset divestiture of approximately $0.6 million.

During Six Months 2023, we experienced a gain on asset divestitures primarily due to the sale of vacant land located in South Dallas County, Texas for a net gain of approximately $2.2 million.

Income Tax (Benefit) Provision

	2024	Effective Rate	2023	Effective Rate	$ Change	% Change
	(Dollars in thousands)
(Benefit from) provision for Income Taxes	$(12,308)	53.4%	$23,515	29.9%	$(35,823)	(152.3)%

There was a benefit from income taxes during Six Months 2024 due to pre-tax losses for the Six Months 2024. The effective tax rate increased compared to Six Months 2023. In Six Months 2024, there was a $5.1 million net discrete tax benefit as compared to a $0.1 million net discrete tax expense in Six Months 2023. Included in the benefit from income taxes in Six Months 2024 there was a $1.0 million discrete tax benefit as compared to a $0.9 million discrete tax expense in Six Months 2023 related to stock compensation that vested during the respective periods. Also included in the net discrete tax benefit from income taxes in the Six Months 2024 was a $3.4 million discrete tax benefit from the interest deduction related to GEO shares provided to the holders of our 6.5% Exchangeable Senior Notes due 2026. We estimate our 2024 annual effective tax rate to be in the range of approximately 31% to 33%, exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates, net of Income Tax Provision	$811	0.1%	$1,490	0.3%	$(679)	(45.6)%

Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates decreased during Six Months 2024 compared to Six Months 2023 due to unfavorable insurance adjustments at SACS.

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

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing active capital projects will be approximately $59.7 million of which $34.8 million was spent through June 30, 2024. We estimate that the remaining capital requirements related to these capital projects will be $24.9 million which will be spent through the remainder of 2024.

We plan to fund all of our capital needs, including capital expenditures, from cash on hand, cash from operations, borrowings under our Credit Agreement (as defined below) and any other financings which our management and Board, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under our Credit Agreement. Our management believes that our financial resources and sources of liquidity will allow us to manage our business, financial condition, results of operations and cash flows. We completed our annual budgeting process, and for 2024, we will continue to strategically manage our capital expenditures to maintain both short and long term financial objectives. Additionally, we may from time to time pursue transactions for the potential sale or acquisition of assets and businesses and/or other strategic transactions. Our management believes that cash on hand, cash flows from operations and availability under our Credit Agreement will be adequate to support our capital requirements for 2024 as disclosed under “Capital Requirements” above and the next twelve months.

Liquidity and Capital Resources

Indebtedness

Senior Notes Offering and Credit Agreement

On April 18, 2024, we announced the closing of our previously announced private offering of $1.275 billion aggregate principal amount of senior notes, comprised of $650.0 million aggregate principal amount of 8.625% senior secured notes due 2029 and $625.0 million aggregate principal amount of 10.250% senior notes due 2031.

We also entered into a credit agreement, dated April 18, 2024 (the "Credit Agreement") to, among other things, evidence and govern a first-lien senior secured revolving credit facility and the commitments thereunder, and a first-lien senior secured term loan facility. The aggregate principal amount of revolving credit commitments under the senior revolving credit facility is $310 million (including a $175 million letter of credit subfacility) and the aggregate principal amount of the senior secured term loan facility is $450.0 million.

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

With these transactions, as well as the exchange of our 6.50% Exchangeable Notes due 2026 discussed below, we have been able to push out our debt maturities out to 2029 and 2031.

Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

6.50% Exchangeable Senior Notes due 2026

On February 24, 2021, our wholly owned subsidiary, GEOCH, completed a private offering of $230 million aggregate principal amount of 6.50% Exchangeable Senior Notes due 2026, which included the full exercise of the initial purchasers’ over-allotment option to purchase an additional $30 million aggregate principal amount of Convertible Notes. The Convertible Notes will mature on February 23, 2026, unless earlier repurchased or exchanged. The Convertible Notes bear interest at the rate of 6.50% per year plus an additional amount based on the dividends paid by GEO on its common stock. Interest on the Convertible Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021.

Upon conversion, we will pay or deliver, as the case may be, cash or a combination of cash and shares of common stock. The initial conversion rate is 108.4011 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $9.225 per share of common stock). The conversion rate will be subject to adjustment in certain events. If GEO or GEOCH undergoes a fundamental change, holders may require GEOCH to purchase the Convertible Notes in whole or in part for cash at a fundamental change purchase price equal to 100% of the principal amount of the Convertinble Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.

During the second quarter of 2024, the Company exchanged approximately $229.4 million of aggregate principal amount of its outstanding 6.50% Exchangeable Senior Notes in private exchange transactions for an exchange value of approximately $410 million. The consideration consisted of cash and shares of GEO common stock. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Our debt outstanding under the Credit Agreement, the Secured Notes, the Unsecured Notes and the 6.50% Exchangeable Senior Notes require cash expenditures for debt service. Our significant debt obligations could have material consequences. See “Risk Factors-Risks Related to Our High Level of Indebtedness” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. We are exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. We also have guaranteed certain obligations for certain of our international subsidiaries. These commitments, contingencies and guarantees are further discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our indebtedness.

We consider opportunities for future business and/or asset acquisitions or dispositions as we deem appropriate when market conditions present opportunities. If we are successful in our pursuit of any new projects, our cash on hand, cash flows from operations and borrowings under the new Credit Agreement may not provide sufficient liquidity to meet our capital needs and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the Secured Notes, the indenture governing the Unsecured Notes, the indenture governing our Convertible Notes and our Credit Agreement. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse effect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we were in compliance with our debt covenants as of June 30, 2024 and we expect to continue to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

Guarantor Financial Information

GEO’s Secured Notes, Unsecured Notes and Convertible Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis (except on a senior secured basis in the case of the Secured Notes) by certain of our wholly owned domestic subsidiaries (the “Subsidiary Guarantors”).

Summarized financial information is provided for GEO and the Subsidiary Guarantors on a combined basis in accordance with SEC Regulation S-X Rules 3-10 and 13-01. The accounting policies used in the preparation of this summarized financial information are consistent with those elsewhere in the consolidated financial statements of the Company, except that intercompany transactions and balances of GEO and the Subsidiary Guarantor entities with non-guarantor entities have not been eliminated. Intercompany transactions between GEO and the Subsidiary Guarantors have been eliminated and equity in earnings from and investments in non-guarantor subsidiaries have not been presented.

Summarized statement of operations (in thousands):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net operating revenues	$1,105,117	$1,104,959
Income from operations	142,249	174,568
Net (loss) income	(22,884)	45,962
Net (loss) income attributable to The GEO Group, Inc.	(22,884)	45,962

Summarized balance sheets (in thousands):

	June 30, 2024	December 31, 2023
Current assets	$417,358	$455,746
Noncurrent assets (a)	3,013,032	3,028,140
Current liabilities	302,355	354,503
Noncurrent liabilities (b)	2,006,515	1,997,130

(a) Includes amounts due from non-guarantor subsidiaries of $49.8 million and $50.0 million as of June 30, 2024 and December 31, 2023, respectively.

(b) Includes amounts due to non-guarantor subsidiaries of $33.4 million and $31.5 million as of June 30, 2024 and December 31, 2023, respectively.

Off-Balance Sheet Arrangements

Except as discussed in the notes to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements.

Cash Flow

Cash, cash equivalents and restricted cash and cash equivalents as of June 30, 2024 was $122.7 million compared to $118.8 million as of June 30, 2023.

Operating Activities

Net cash provided by operating activities amounted to $114.5 million for the six months ended June 30, 2024 versus net cash provided by operating activities of $109.4 million for the six months ended June 30, 2023. Cash provided by operating activities during the six months ended June 30, 2024 was positively impacted by non-cash expenses such as depreciation and amortization, loss on sale/disposal of property and equipment, loss on extinguishment of debt, amortization of debt issuance costs, discount and/or premium and other non-cash interest, dividends received from unconsolidated joint ventures and stock-based compensation expense. Equity in earnings of affiliates, net of tax and realized/unrealized gain on investments negatively impacted cash. Accounts receivable, prepaid expenses and other assets increased in total by $16.8 million, representing a negative impact on cash. The increase was primarily driven by the timing of billings and collections. Accounts payable, accrued expenses and other liabilities decreased by $21.5 million which negatively impacted cash. The decrease was primarily driven by the timing of payments.

Net cash provided by operating activities for the six months ended June 30, 2023 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, loss on extinguishment of debt, amortization of debt issuance costs, discount and/or premium and other non-cash interest, loss on sale/disposal of property and equipment, net, dividends received from unconsolidated joint ventures and stock-based compensation expense. Equity in earnings of affiliates, net of tax and realized/unrealized gain on investments negatively impacted cash. Accounts receivable, prepaid expenses and other assets decreased in total by $32.4 million, representing a positive impact on cash. The decrease was primarily driven by the favorable timing of billings and collections. Accounts payable, accrued expenses and other liabilities decreased by $56.0 million which negatively impacted cash. The decrease was primarily driven by the timing of payments.

Investing Activities

Net cash used in investing activities of $37.0 million during the six months ended June 30, 2024 was primarily the result of capital expenditures of $39.2 million, proceeds from sale of marketable securities of $9.4 million and purchases of marketable securities of $7.2 million. Net cash used in investing activities of $32.3 million during the six months ended June 30, 2023 was primarily the result of capital expenditures of $31.6 million, changes in restricted investments of $3.5 million and proceeds from assets held for sale of $2.8 million.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2024 was approximately $113.2 million compared to net cash used in financing activities of $103.6 million during the six months ended June 30, 2023. Net cash used in financing activities during the six months ended June 30, 2024 was primarily the result of proceeds from long-term debt of $1,720.5 million, proceeds from borrowings on revolver of $40.0 million, payments on long-term debt of $1802.1 million, payments for call premiums of $34.3 million, debt issuance costs of $30.6 million and taxes paid related to net share settlement of equity awards of $7.5 million. Net cash used in financing activities during the six months ended June 30, 2023 was primarily the result of payments on long-term debt of $106.1 million, taxes paid related to net share settlement of equity awards of $3.4 million partially offset by proceeds from sale of treasury shares of $5.8 million.

Non-GAAP Measures

EBITDA is defined as net income (loss) adjusted by adding provision for (benefit from) income tax, interest expense, net of interest income and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for (gain) loss on asset divestitures/impairment, pre-tax, net loss attributable to non-controlling interests, stock-based compensation expenses, pre-tax, start-up expenses, pre-tax, transaction fees, pre-tax, close-out expenses, pre-tax, ATM equity program expenses, pre-tax and other non-cash items, pre-tax, and certain other adjustments as defined from time to time.

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

Our reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income (loss)	$(32,563)	$29,525	$(9,904)	$57,519
Add:
Income tax (benefit) provision *	(20,193)	11,487	(11,994)	24,029
Interest expense, net of interest income **	130,991	55,366	179,851	108,593
Depreciation and amortization	31,313	31,691	62,678	63,614
EBITDA	$109,548	$128,069	$220,631	$253,755
Add (Subtract):
Net loss attributable to noncontrolling interests	50	46	59	55
Stock-based compensation expenses, pre-tax	3,132	3,357	8,788	8,935
Loss (gain) on asset divestitures/impairment, pre-tax	2,907	(2,175)	2,907	(2,175)
ATM equity program expenses, pre-tax	—	—	264	—
Transaction expenses, pre-tax	3,097	—	3,097	—
Start-up expenses, pre-tax	15	—	507	—
Close-out expenses, pre-tax	1,386	—	1,874	—
Other non-cash items, pre-tax	(885)	(331)	(1,234)	(687)
Adjusted EBITDA	$119,250	$128,966	$236,893	$259,883
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

On December 18, 2023, we received a new task order from ICE establishing February 19, 2024 as the end of the contract performance period, ten months short of the end of our 1,940-bed company owned Adelanto ICE Processing Center's base contract term. The next day, on December 19, 2023, ICE issued a public statement, saying, in part, that “While no final decision has been made regarding the disposition of the facility, ICE must consider the effect of ongoing litigation that prevents full use of the facility, likelihood of relief from that litigation, the cost associated with maintaining the facility and the operational requirements for effective national detention operations.”

We believe the task order and public statement issued by ICE demonstrate that the government is considering whether to discontinue its use of the facility before the end of the contract’s base term due to the ongoing impact of the outdated COVID-19 related limitations imposed by the federal court over three years ago. As a result, GEO and the three unions representing the Facility’s employees have filed motions to protect GEO’s interests which include annualized revenues and the potential loss of jobs by 350-plus Facility employees. Subsequent to the filing of these motions, ICE extended the task order funding for the Adelanto contract through October 19, 2024.

On January 26, 2021, President Biden signed an executive order directing the United States Attorney General not to renew United States Department of Justice ("DOJ") contracts with privately operated criminal detention facilities, as consistent with applicable law. Two agencies of the DOJ, the Federal Bureau of Prisons ("BOP") and the United States Marshals Service ("USMS"), utilized GEO’s support services at the time the executive order was signed. The BOP houses inmates who have been convicted of federal crimes, and the USMS is generally responsible for detainees who are awaiting trial or sentencing in U.S. federal courts. As of June 30, 2024, GEO has three company-owned/company-leased facilities under direct contracts with USMS, which have current contract option periods that expire between September 2025 and September 2028. As of June 30, 2024, we no longer have any contracts with the BOP for secure correctional facilities.

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

With respect to our reentry services, electronic monitoring services, and community-based services business, we are currently pursuing a number of business development opportunities. Related to opportunities for community-based reentry services, we are working with our existing federal, state, and local clients to leverage new opportunities for both residential reentry facilities as well as non-residential day reporting centers. With respect to the Department of Homeland Security's ISAP, since 2023 and into 2024, there has been a decline in ISAP participants as a result of recent changes in immigration and budgetary pressures. There are no assurances that there will not be a further decline in ISAP participants in 2024 and beyond. We are focused on delivering high quality services and developing new and innovative technology solutions. To this end, we launched VeriWatch, a new wrist-worn GPS tracking device that allows for real-time and discrete monitoring of individuals under community supervision. We continue to expend resources on informing federal, state and local governments about the benefits of public-private partnerships, and we anticipate that there will be new opportunities in the future as those efforts continue to yield results. We believe we are well positioned to capitalize on any suitable opportunities that become available in this area.

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related costs represented approximately 69% and 66% of our operating expenses during the six months ended June 30, 2024 and 2023, respectively. Additional significant operating expenses include food, utilities and medical costs. During the six months ended June 30, 2024 and 2023, operating expenses totaled approximately 73% and 72%, respectively, of our consolidated revenues. We expect our operating expenses as a percentage of revenues in 2024 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. We also expect that our operating expenses will be impacted by the effect of inflation on costs related to personnel, utilities, insurance, and medical and food, among other operational costs. During 2024, we will incur carrying costs for facilities that are currently vacant.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During the six months ended June 30, 2024 and 2023, general and administrative expenses totaled approximately 9% and 8%, respectively, of our consolidated revenues. We expect general and administrative expenses as a percentage of revenues in 2024 to remain consistent or decrease as a result of cost savings initiatives.

Idle Facilities

We are currently marketing 11,275 vacant beds at seven of our U.S. Secure Services and at three of our Reentry Services idle facilities to potential customers. One of our U.S. Secure Services idle facilities, the 750-bed Cheyenne Mountain Recovery Center, is currently under a contract that has not yet been activated. The annual net carrying cost of our idle facilities in 2024 is estimated to be $28.5 million, including depreciation expense of $13.7 million. As of June 30, 2024, these ten facilities had a combined net book value of $283.5 million. We currently do not have any firm commitment or agreement in place to activate the idle facilities (except for the Cheyenne Mountain Recovery Center). Historically, some facilities have been idle for multiple years before they received a new contract award. These idle facilities are included in the U.S. Secure Services and Reentry Services segments. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if the remaining idle facilities were to be activated using our U.S. Secure Services and Reentry Services average per diem rates in 2024 (calculated as the U.S. Secure Services and Reentry Services revenue divided by the number of U.S. Secure Services and Reentry Services mandays) and based on the average occupancy rate in our facilities through June 30, 2024, we would expect to receive incremental annualized revenue of approximately $355 million and an annualized increase in earnings per share of approximately $0.36 to $0.40 per share based on our average operating margins.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Credit Agreement. Payments under the Credit Agreement are indexed to a variable interest rate. Based on borrowings outstanding under the Credit Agreement of approximately $484.4 million and approximately $74 million in outstanding letters of credit, as of June 30, 2024, for every one percent increase in the average interest rate applicable to the Credit Agreement, our total annual interest expense would have increased by approximately $5 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the Australian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of June 30, 2024, every 10 percent change in historical currency rates would have approximately a $8.3 million effect on our financial position and approximately a $0.1 million impact on our results of operations during the six months ended June 30, 2024.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting during the quarter ended June 30, 2024.

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

The first of the two State of Washington lawsuits was filed on September 26, 2017, by immigration detainees against the Company in the U.S. District Court for the Western District of Washington. The second lawsuit was filed on September 20, 2017, by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. The plaintiffs claimed that State of Washington minimum wage laws should be enforced with respect to detainees who volunteer to participate in a VWP administered by GEO at the Northwest ICE Processing Center (the "Center") as required by the U.S. Department of Homeland Security under the terms of GEO’s contract. The Center houses persons in the custody of federal immigration authorities while the federal government is determining their immigration status. In October 2021, an unfavorable jury verdict and court judgment resulting in a combined $23.2 million judgment entered against the Company in the retrial of the two cases, which judgment amounts were subsequently increased by a further award against the Company of attorney’s fees, costs, and pre-judgment interest in the amount of $14.4 million. Post-judgment interest is accruing on these judgments in accordance with Washington law. The trial court has waived the necessity to post a supersedeas bond for the combined judgments and has stayed enforcement of the verdict and judgments while GEO’s appeal to the U.S. Court of Appeals for the Ninth Circuit is pending. Oral argument before the Ninth Circuit was held on October 6, 2022. On March 7, 2023, the Ninth Circuit certified certain state law questions to the Washington Supreme Court. Oral argument before the Washington Supreme Court was held on October 17, 2023. On December 21, 2023, the Washington Supreme Court issued an opinion answering the questions certified by the Ninth Circuit. Under the Ninth Circuit’s March 7, 2023 order certifying the above questions to the Washington Supreme Court, the Ninth Circuit has resumed control and jurisdiction over the State of Washington lawsuits. On February 21, 2024, the United States Department of Justice filed its Brief for the United States as Amicus Curiae in Support of GEO, arguing that the State of Washington judgments should be reversed because the Supremacy Clause precludes application of the Washington Minimum Wage Statute to work programs for federal detainees. In its Brief, the Department of Justice asserts that application of the Washington law independently contravenes intergovernmental immunity because it would make federal detainees subject to provisions that do not apply, and never have applied, to persons in state custody, singling out a contractor with the federal government for obligations Washington does not itself bear. The Department of Justice also contends that the immigration statutory structure approved by Congress does not contemplate a role for states or state law in governing the VWP for federal detainees.

In California, a class action lawsuit was filed on December 19, 2017, by immigration detainees against the Company in the U.S. District Court, Eastern Division of the Central District of California. The California lawsuit alleges violations of the state’s minimum wage laws, violations of the TVPA and California's equivalent state statute, unjust enrichment, unfair competition and retaliation. The California court has certified a class of individuals who have been civilly detained at the Company's Adelanto Facility from December 19, 2014, until the date of final judgment. On March 31, 2022, the court entered a stay until the Ninth Circuit rules on the State of Washington lawsuits.

Current and former detainees of the Mesa Verde ICE Processing Center and the Golden State Annex ICE Processing Center filed a class action lawsuit on July 13, 2022, against the Company in the U.S. District Court for the Eastern District of California, Fresno Division. This lawsuit is similar to the cases in Colorado, State of Washington, and California discussed above. The complaint alleges that federal detainees who volunteer to participate in the VWP at GEO’s Mesa Verde and Golden State Annex ICE facilities are employees of GEO and entitled to the state’s minimum wage. Plaintiffs also make claims for unfair competition, unjust enrichment, human trafficking, forced labor, California's Private Attorneys General Act and retaliation. GEO filed both a motion to stay the action pending the Ninth Circuit's decision in the State of Washington lawsuits and a motion to dismiss the action in its entirety. On July 10, 2023, the court entered a stay until the Ninth Circuit rules on the State of Washington lawsuits.

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

On April 15, 2024, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against the State of New Jersey for declaratory and injunctive relief challenging the State of New Jersey’s Assembly Bill 5207 – that purports to prohibit the operation of "private detention facilities" in the state, which would prevent the United States from using privately contracted detention facilities to house detainees in the custody of ICE. On April 25, 2024, the U.S. District Court for the District of New Jersey entered an order preliminarily enjoining the State of New Jersey from enforcing Assembly Bill 5207 against a private detention facility-including any owned by Plaintiff GEO until a further Order of the Court.

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

Other Assessment

A state non-income tax audit completed in 2016 included tax periods for which the state tax authority had previously processed a substantial tax refund. At the completion of the audit fieldwork, the Company received a notice of audit findings disallowing deductions that were previously claimed by the Company that was approved by the state tax authority and served as the basis for the approved refund claim. In early January 2017, the Company received a formal Notice of Assessment of Taxes and Demand for Payment from the taxing authority disallowing the deductions. The total tax, penalty and interest related to the assessment is approximately $21.6 million. The Company appealed the administrative ruling. In February 2024, the Company received notice that the New Mexico Court of Appeals had ruled against its appeal. The Company appealed this ruling to the New Mexico Supreme Court by timely filing a Petition for Writ of Certiorari on April 19, 2024. On July 8, 2024, the New Mexico Supreme Court denied the Company's Petition for Writ of Certiorari. The Company established an estimated liability (inclusive of both the audit period and the post-audit period) based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of outside counsel in connection with this matter. Subsequent to June 30, 2024, the Company made a payment of approximately $18.9 million towards the estimated liability related to the assessment for the tax periods audited.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2024 to April 30, 2024	3,606	$14.86	—	$—
May 1, 2024 to May 31, 2024	175	$13.26	—	$—
June 1, 2024 to June 30, 2024	47	$14.44	—	$—
Total	3,828		—

(1) We withheld 3,828 shares through net settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees. These transactions were not part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

(A)
Exhibits

3.1	Amended and Restated Articles of Incorporation of The GEO Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 9, 2024).

3.2

Amendment to the Third Amended and Restated Bylaws of The GEO Group, Inc., effective June 12, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 18, 2024).

4.1

Indenture, dated as of April 18, 2024, by and among The GEO Group, Inc., the Initial Guarantors and Ankura Trust Company, LLC, as trustee and collateral agent, relating to the 8.625% Senior Secured Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on April 24, 2024). **

4.2	Form of Secured Note (included in Exhibit 4.1).

4.3

Indenture, dated as of April 18, 2024, by and among The GEO Group, Inc., the Initial Guarantors and Ankura Trust Company, LLC, as trustee, relating to the 10.250% Senior Notes due 2031 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on April 24, 2024).

4.4	Form of Unsecured Note (included in Exhibit 4.3).

10.1

Form of Exchange Agreement, dated as of April 4, 2024, by and between The GEO Group, Inc. and the applicable Noteholder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 5, 2024).

10.2

First Lien Intercreditor Agreement, dated as of April 18, 2024, by and among The GEO Group, Inc., GEO Corrections Holdings, Inc., the Guarantors, Citizens Bank, N.A., as Credit Agreement Collateral Agent and Authorized Representative for the Credit Agreement Secured Parties, Ankura Trust Company, LLC, as Initial Additional Collateral Agent and Initial Additional Authorized Representative, and each additional authorized representative from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 24, 2024).

10.3

Registration Rights Agreement, dated as of April 18, 2024, by and among The GEO Group, Inc., the Guarantors party thereto and Citizens JMP Securities, LLC, as representative of the several Initial Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 24, 2024). **

10.4

Credit Agreement, dated as of April 18, 2024, by and among The GEO Group, Inc. and GEO Corrections Holdings, Inc., as borrowers, Citizens Bank, N.A. as Administrative Agent, and the lenders referred to therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 24, 2024). **

10.5	The GEO Group, Inc. Second Amended and Restated 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 9, 2024).

10.6

Form of Exchange Agreement, dated as of May 15, 2024, by and between The GEO Group, Inc. and the applicable Noteholder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 16, 2024).

10.7

Executive Employment Agreement, effective as of July 8, 2024, between The GEO Group, Inc. and Mark J. Suchinski (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 10, 2024).

10.8

Form of Exchange Agreement, dated as of June 18, 2024, by and between The GEO Group, Inc. and the applicable Noteholder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 20, 2024).

21.1	List of Guarantor Subsidiaries (incorporated by reference to Exhibit 22.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 8, 2024).

31.1	SECTION 302 CEO Certification. *

31.2	SECTION 302 CFO Certification. *

32.1	SECTION 906 CEO Certification. *

32.2	SECTION 906 CFO Certification. *

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2024, has been formatted in Inline XBRL (included with the Exhibit 101 attachments).

* Filed herewith

** Certain exhibits and schedules have been omitted pursuant to Item 601 of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules or exhibits to the SEC upon request by the SEC; provided that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date:	August 8, 2024	/s/ Mark J. Suchinski
Mark J. Suchinski
Chief Financial Officer
(duly authorized officer and principal financial officer)