Form 10-Q
period 2024-09-30
GEO GROUP INC
filed 2024-11-12
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 7, 2024, the registrant had 139,827,503 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2024 AND 2023

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues	$603,125	$602,785	$1,815,982	$1,804,885
Operating expenses	441,917	440,667	1,327,121	1,302,287
Depreciation and amortization	31,756	31,173	94,434	94,787
General and administrative expenses	47,081	47,356	152,349	139,182
Operating income	82,371	83,589	242,078	268,629
Interest income	3,168	1,320	7,634	3,785
Interest expense	(45,498)	(55,777)	(147,437)	(165,081)
Loss on extinguishment of debt	(2,920)	(91)	(85,298)	(1,845)
(Loss) gain on asset divestitures/impairment	—	1,274	(2,907)	3,449
Income before income taxes and equity in earnings of affiliates	37,121	30,315	14,070	108,937
Provision for (benefit from) income taxes	11,664	6,521	(644)	30,036
Equity in earnings of affiliates, net of income tax provision of $197, $67, $512 and $581, respectively	832	709	1,671	3,121
Net income	26,289	24,503	16,385	82,022
Net loss attributable to noncontrolling interests	31	16	90	71
Net income attributable to The GEO Group, Inc.	$26,320	$24,519	$16,475	$82,093

Weighted-average common shares outstanding:
Basic	135,961	122,066	129,682	121,850
Diluted	138,130	123,433	132,022	123,479
Net income per common share attributable to The GEO Group, Inc.:
Basic:
Net income per common share attributable to The GEO Group Inc.-basic	$0.19	$0.17	$0.12	$0.56
Diluted:
Net income per common share attributable to The GEO Group, Inc.-diluted	$0.19	$0.16	$0.11	$0.55

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2024 AND 2023

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income	$26,289	$24,503	$16,385	$82,022
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,923	(2,852)	3,753	(5,242)
Change in marketable securities, net of tax provision of $131, $0, $131 and $253, respectively	495	—	495	953
Pension liability adjustment, net of tax provision of $3, $0, $9 and $0, respectively	12	—	36	—
Change in fair value of derivative instrument classified as cash flow hedge, net of tax (benefit) provision of ($373), $364, ($156) and $311, respectively	(1,404)	1,370	(589)	1,170
Total other comprehensive income (loss), net of tax	4,026	(1,482)	3,695	(3,119)
Total comprehensive income	30,315	23,021	20,080	78,903
Comprehensive loss attributable to noncontrolling interests	59	15	121	44
Comprehensive income attributable to The GEO Group, Inc.	$30,374	$23,036	$20,201	$78,947

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

(In thousands, except share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$70,635	$93,971
Accounts receivable, net of credit loss reserve of $676 and $606, respectively	367,504	390,023
Prepaid expenses and other current assets	46,359	44,511
Total current assets	484,498	528,505
Restricted Cash and Investments	147,774	135,968
Property and Equipment, Net	1,910,554	1,944,278
Operating Lease Right-of-Use Assets, Net	96,718	102,204
Deferred Income Tax Assets	8,551	8,551
Goodwill	756,042	755,199
Intangible Assets, Net	128,902	135,886
Other Non-Current Assets	100,253	85,815
Total Assets	$3,633,292	$3,696,406
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$64,532	$64,447
Accrued payroll and related taxes	86,280	64,436
Accrued expenses and other current liabilities	210,309	228,059
Operating lease liabilities, current portion	25,408	24,640
Current portion of finance lease liabilities and long-term debt	55,109	55,882
Total current liabilities	441,638	437,464
Deferred Income Tax Liabilities	72,604	77,369
Other Non-Current Liabilities	90,594	83,643
Operating Lease Liabilities	75,232	82,114
Long-Term Debt, Net	1,638,686	1,725,502
Commitments, Contingencies and Other Matters (Note 11)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 225,000,000 shares authorized, 139,721,789 and 130,297,248 issued and 139,721,789 and 126,087,401 outstanding, respectively	1,397	1,303
Additional paid-in capital	1,303,243	1,299,193
Retained earnings	24,389	103,089
Accumulated other comprehensive loss	(12,916)	(16,642)
Treasury stock, 0 and 4,209,847 shares, at cost, respectively	—	(95,175)
Total shareholders’ equity attributable to The GEO Group, Inc.	1,316,113	1,291,768
Noncontrolling interests	(1,575)	(1,454)
Total shareholders’ equity	1,314,538	1,290,314
Total Liabilities and Shareholders’ Equity	$3,633,292	$3,696,406

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2024 AND 2023

(In thousands)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash Flow from Operating Activities:
Net income	$16,385	$82,022
Net loss attributable to noncontrolling interests	90	71
Net income attributable to The GEO Group, Inc.	16,475	82,093
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	94,434	94,787
Stock-based compensation	12,322	12,052
Loss on extinguishment of debt	85,298	1,845
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	6,597	8,963
Provision for doubtful accounts	—	412
Equity in earnings of affiliates, net of tax	(1,671)	(3,121)
Dividends received from unconsolidated joint ventures	4,586	2,283
Realized/unrealized gain on investments	(7,586)	(2,644)
Gain on sale/disposal of property and equipment, net	(581)	(724)
Gain on assets held for sale	—	(1,274)
Loss on asset divestitures/impairment	2,907	—
Changes in assets and liabilities, net of effects of acquisitions:
Changes in accounts receivable, prepaid expenses and other assets	7,349	45,059
Changes in accounts payable, accrued expenses and other liabilities	3,642	(9,655)
Net cash provided by operating activities	223,772	230,076
Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	—	2,690
Proceeds from sale of real estate and other assets	—	15,109
Purchases of marketable securities	(31,747)	—
Proceeds from sale of marketable securities	9,399	—
Capital expenditures	(57,909)	(53,569)
Net cash used in investing activities	(80,257)	(35,770)
Cash Flow from Financing Activities:
Payments on long-term debt	(1,873,874)	(131,359)
Proceeds from issuance of long-term debt	1,720,500	—
Proceeds from borrowings on revolver	40,000	—
Payments for call premiums	(35,558)	—
Proceeds from sale of treasury shares	—	5,750
Taxes paid related to net share settlements of equity awards	(7,464)	(3,442)
Proceeds from issuance of common stock in connection with ESPP	115	117
Debt issuance costs	(30,621)	—
Proceeds from the exercise of stock options	785	85
Net cash used in financing activities	(186,117)	(128,849)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	1,138	(3,116)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(41,464)	62,341
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	159,867	143,843
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$118,403	$206,184
Supplemental Disclosures:
Non-cash Investing and Financing activities:
Right-of-use assets obtained from operating lease liabilities	$6,038	$32,768
Debt issuance costs in accrued expenses	$5,127	$3,850
Capital expenditures in accounts payable and accrued expenses	$4,922	$2,409

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) specialize in the ownership, leasing and management of secure facilities, processing centers and community reentry centers in the United States, Australia and South Africa. The Company owns, leases and operates a broad range of facilities including maximum, medium and minimum security facilities, processing centers, as well as community-based reentry facilities and offers an expanded delivery of rehabilitation services under its 'GEO Continuum of Care' platform. The 'GEO Continuum of Care' platform integrates enhanced rehabilitative programs, which are evidence-based and include cognitive behavioral treatment and post-release services, and provides academic and vocational classes in life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for individuals as contracted domestically and in the United Kingdom through its joint venture GEOAmey Ltd. (“GEOAmey”). At September 30, 2024, the Company’s worldwide operations include the management and/or ownership of approximately 80,000 beds at 99 facilities, including idle facilities, and also includes the provision of reentry and electronic monitoring and supervision services for thousands of individuals, including an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

The Company's unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2024 for the year ended December 31, 2023. The accompanying December 31, 2023 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results for the entire year ending December 31, 2024, or for any other future interim or annual periods.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its various business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company's goodwill balances from January 1, 2024 to September 30, 2024 are as follows (in thousands):

	January 1, 2024	Additions [1]	Foreign Currency Translation	September 30, 2024
U.S. Secure Services	$316,366	$—	$—	$316,366
Electronic Monitoring and Supervision Services	289,570	—	—	289,570
Reentry Services	148,873	—	—	148,873
International Services	390	836	7	1,233
Total Goodwill	$755,199	$836	$7	$756,042

[1] During the nine months ended September 30, 2024, the Company completed an acquisition of an entity that performed health care services located in Australia. The purchase price was approximately AUD6.0 million, or approximately $3.9 million, based on exchange rates on the date of acquisition subject to certain adjustments. The net assets acquired and operations were not material to our results from operations during the nine months ended September 30, 2024.

The Company has also recorded other finite and indefinite-lived intangible assets as a result of its various business combinations. The Company's intangible assets include facility management contracts and trade names and technology, as follows (in thousands):

	September 30, 2024				December 31, 2023
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	16.3	$223,790	$(140,088)	$83,702	$223,781	$(133,095)	$90,686
Trade names	Indefinite	45,200	—	45,200	45,200	—	45,200
Total acquired intangible assets		$268,990	$(140,088)	$128,902	$268,981	$(133,095)	$135,886

Amortization expense was $2.3 million and $2.7 million for the three months ended September 30, 2024 and 2023, respectively. Amortization expense was $7.0 million and $9.4 million for the nine months ended September 30, 2024 and 2023, respectively. The Company records the costs associated with renewal and extension of facility management contracts as expenses in the period they are incurred. As of September 30, 2024, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 1.2 years.

Estimated amortization expense related to the Company's finite-lived intangible assets for the remainder of 2024 through 2028 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2024	$1,605
2025	7,065
2026	7,166
2027	6,854
2028	6,854
Thereafter	54,158
$83,702

3. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

		Fair Value Measurements at September 30, 2024
	Carrying Value at September 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment:
Rabbi Trusts	$56,681	$9,939	$46,742	$—
Marketable equity and fixed income securities	55,149	1,885	53,264	—
Other non-current assets	19,179	—	19,179	—
Interest rate swap derivatives	3,104	—	3,104	—

		Fair Value Measurements at December 31, 2023
	Carrying Value at December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trusts	$51,247	$9,547	$41,700	$—
Marketable equity and fixed income securities	47,382	19,010	28,372	—
Other non-current assets	18,887	—	18,887	—
Interest rate swap derivatives	3,849	—	3,849	—

The Company’s Level 2 financial instruments included in the tables above as of September 30, 2024 and December 31, 2023 consist of interest rate swap derivative assets/liabilities held by GEO, investments in equity and fixed income securities held in the Company’s captive insurance subsidiary, Florina Insurance Company, Inc. ("Florina"), the Company's rabbi trust established for employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and other non-current assets which include the cash surrender value of company-owned life insurance policies. The Company's Level 1 financial instruments included in the table above as of September 30, 2024 consist of money market funds held in Florina and money market funds held in the Company's rabbi trust established for its Executive Chairman's retirement account.

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

4. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at September 30, 2024 and December 31, 2023 (in thousands):

		Estimated Fair Value Measurements at September 30, 2024
	Carrying Value as of September 30, 2024	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$70,635	$70,635	$70,635	$—	$—
Restricted cash and investments	35,944	35,944	35,944	—	—
Liabilities:
Borrowings under credit agreement	$413,750	$420,526	$—	$420,526	$—
8.625% Senior Secured Notes due 2029	650,000	676,358	—	676,358	—
10.250% Senior Notes due 2031	625,000	667,388	—	667,388	—
6.50% Exchangeable Senior Notes due 2026	300	477	—	477	—

		Estimated Fair Value Measurements at December 31, 2023
	Carrying Value as of December 31, 2023	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$93,971	$93,971	$93,971	$—	$—
Restricted cash and investments	65,896	65,896	65,896	—	—
Liabilities:
Borrowings under exchange credit facility	$906,712	$926,445	$—	$926,445	$—
10.500% Public Second Lien Notes due 2028	286,521	293,049	—	293,049	—
9.500% Private Second Lien Notes due 2028	239,142	231,692	—	231,692	—
5.875% Senior Notes due 2024	23,253	22,946	—	22,946	—
6.00% Senior Notes due 2026	110,858	106,541	—	106,541	—
6.50% Exchangeable Senior Notes due 2026	230,000	319,920	—	319,920	—

The fair values of the Company’s cash and cash equivalents, and restricted cash and investments approximates the carrying values of these assets at September 30, 2024 and December 31, 2023. Restricted cash consists of money market funds, bank deposits, commercial paper and time deposits used for asset replacement funds and other funds contractually required to be maintained at the Company's Australian subsidiary. It also includes cash on hand in the Company’s captive insurance subsidiary, Florina. The fair value of the money market funds and bank deposits is based on quoted market prices (Level 1).

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

Refer to Note 10 - Debt for further information.

As of September 30, 2024, the recurring fair values of the Company's 8.625% Secured Notes due 2029 and the 10.250% Unsecured Notes due 2028 are based on Level 2 inputs using quotations by major market news services, such as Bloomberg. The fair value of the Company's Credit Agreement was also based on quotations by major market news services and also estimates of trading value considering the Company's borrowing rate, the undrawn spread and similar instruments.

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

5. RESTRICTED CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30, 2024	September 30, 2023
Cash and cash equivalents	$70,635	$141,020
Restricted cash and investments - non-current	147,774	130,729
Less Restricted investments - non-current	(100,006)	(65,565)
Total cash, cash equivalents and restricted cash and cash equivalents shown in the statement of cash flows	$118,403	$206,184

Amounts included in restricted cash and cash equivalents are attributable to certain contractual cash restriction requirements at the Company's wholly owned Australian subsidiary, asset replacement funds contractually required to be maintained and other guarantees and cash on hand in the Company’s captive insurance subsidiary, Florina. Restricted investments - non-current (included in Restricted Cash and Investments in the accompanying consolidated balance sheets) consists of the Company's rabbi trust established for an employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan, its rabbi trust established for its Executive Chairman's retirement account held in a money market fund, investments in equity and fixed income securities and money market funds held in the Company’s captive insurance subsidiary, Florina, and certain contractual cash requirements at the Company’s wholly owned Australian subsidiary related to certain performance guarantees at its Ravenhall facility. The investments held in the rabbi trust related to The GEO Group, Inc. Non-Qualified Deferred Compensation Plan and the investments in equity and fixed income mutual funds held in Florina are restricted investments that are not considered to be restricted cash and cash equivalents in the accompanying consolidated statements of cash flows. Refer to Note 3 - Financial Instruments.

6. SHAREHOLDERS’ EQUITY

The following tables present the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Common shares		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	(Accumulated Deficit)	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended September 30, 2024
Balance, July 1, 2024	139,551	$1,396	$1,299,558	$(1,931)	$(16,970)	—	$—	$(1,516)	$1,280,537
Proceeds from exercise of stock options	16	—	118	—	—	—	—	—	118
Stock-based compensation expense	—	—	3,534	—	—	—	—	—	3,534
Restricted stock granted	158	1	(1)	—	—	—	—	—	—
Restricted stock canceled	(21)	—	—	—	—	—	—	—	—
Issuance of common shares [3]	16	1	(1)	—	—	—	—	—	—
Shares withheld for net settlements of share- based awards [1]	(1)	(1)	(1)	—	—	—	—	—	(2)
Issuance of common stock - ESPP	3	—	36		—	—	—	—	36
Net income	—	—	—	26,320	—	—	—	(31)	26,289
Other comprehensive income (loss)	—	—	—	—	4,054	—	—	(28)	4,026
Balance, September 30, 2024	139,722	$1,397	$1,303,243	$24,389	$(12,916)	—	$—	$(1,575)	$1,314,538

	Common shares		Additional Paid-In		Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Retained Earnings	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended September 30, 2023
Balance, July 1, 2023	126,075	$1,303	$1,292,826	$53,338	$(18,582)	4,210	$(95,175)	$(1,339)	$1,232,371
Proceeds from exercise of stock options	1	—	4	—	—	—	—	—	4
Stock-based compensation expense	—	—	3,116	—	—	—	—	—	3,116
Restricted stock granted	—	—	—	—	—	—	—	—	-
Restricted stock canceled	(10)	—		—	—	—	—	—	-
Issuance of common stock - ESPP	5	—	37	—	—	—	—	—	37
Net income	—	—	—	24,519	—	—	—	(16)	24,503
Other comprehensive income (loss)	—	—	—	—	(1,483)	—	—	1	(1,482)
Balance, September 30, 2023	126,071	$1,303	$1,295,983	$77,857	$(20,065)	4,210	$(95,175)	$(1,354)	$1,258,549

	Common shares		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	(Accumulated Deficit)	Loss	Shares	Amount	Interests	Equity
For the Nine Months Ended September 30, 2024
Balance January 1, 2024	126,087	$1,303	$1,299,193	$103,089	$(16,642)	4,210	$(95,175)	$(1,454)	$1,290,314
Proceeds from exercise of stock options	163	2	783	—	—	—	—	—	785
Stock-based compensation expense	—	—	12,322	—	—	—	—	—	12,322
Restricted stock granted	1,712	17	(17)	—	—	—	—	—	—
Restricted stock canceled	(61)	(1)	1	—	—	—	—	—	—
Reissuance of treasury shares [3]	4,210	—	—	(95,175)	—	(4,210)	95,175	—	—
Issuance of common shares [3]	8,220	82	(1,696)	—	—	—	—	—	(1,614)
Shares withheld for net settlements of share- based awards [1]	(618)	(6)	(7,458)	—	—	—	—	—	(7,464)
Issuance of common stock - ESPP	9	—	115	—	—	—	—	—	115
Net income	—	—	—	16,475	—	—	—	(90)	16,385
Other comprehensive income (loss)	—	—	—	—	3,726	—	—	(31)	3,695
Balance, September 30, 2024	139,722	$1,397	$1,303,243	$24,389	$(12,916)	—	$-	$(1,575)	$1,314,538

	Common shares		Additional Paid-In		Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Retained Earnings	Loss	Shares	Amount	Interests	Equity
For the Nine Months Ended September 30, 2023
Balance, January 1, 2023	124,061	$1,289	$1,291,363	$(4,236)	$(16,919)	4,852	$(105,099)	$(1,310)	$1,165,088
Proceeds from exercise of stock options	13	—	85	—	—	—	—	—	85
Stock-based compensation expense	—	—	12,052	—	—	—	—	—	12,052
Restricted stock granted	1,758	17	(17)	—	—	—	—	—	-
Restricted stock canceled	(36)	—	—	—	—	—	—	—	-
Shares withheld for net settlements of share- based awards [1]	(383)	(4)	(3,442)	—	—	—	—	—	(3,446)
Issuance of common stock - ESPP	16	1	116	—	—	—	—	—	117
Sale of treasury shares [2]	642	—	(4,174)	—	—	(642)	9,924	—	5,750
Net income	—	—	—	82,093	—	—	—	(71)	82,022
Other comprehensive income (loss)	—	—	—	—	(3,146)	—	—	27	(3,119)
Balance, September 30, 2023	126,071	$1,303	$1,295,983	$77,857	$(20,065)	4,210	$(95,175)	$(1,354)	$1,258,549

[1] The Company withheld shares through net settlements to satisfy statutory tax withholding requirements upon the vesting of shares of restricted stock held by employees.

[2] The Company sold treasury shares to partially fund its obligation under its Amended and Restated Executive Retirement

Agreement with its Executive Chairman. Refer to Note 13 - Benefit Plans for further information.

[3] During the second and third quarters of 2024, the Company retired $229.7 million in aggregate principal amount of its outstanding

6.50% Exchangeable Senior Notes in private exchange transactions for an exchange value of approximately $410 million. The consideration consisted of cash of $229.7 million and 12,430,285 shares of GEO common stock. Of the total amount of shares issued,

the Company issued 4,209,847 shares that were previously held in treasury. Refer to Note 10 - Debt for further information.

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

Prospectus Supplement

On December 28, 2023, in connection with the shelf registration, the Company filed with the SEC a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $300 million through sales agents. Sales of shares of GEO's common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, will be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the nine months ended September 30, 2024.

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

The components of accumulated other comprehensive loss attributable to GEO within shareholders' equity are as follows:

	Nine Months Ended September 30, 2024
	(In thousands)
	Foreign currency translation adjustments, net of tax (1)	Change in fair value of derivatives, net of tax	Change in marketable securities, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2024	$(19,755)	$3,041	$—	$72	$(16,642)
Current-period other comprehensive income (loss)	3,784	(589)	495	36	3,726
Balance, September 30, 2024	$(15,971)	$2,452	$495	$108	$(12,916)

	Nine Months Ended September 30, 2023
	(In thousands)
	Foreign currency translation adjustments, net of tax (1)	Change in fair value of derivatives, net of tax	Change in marketable securities, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2023	$(20,015)	$3,645	$(953)	$404	$(16,919)
Current-period other comprehensive income (loss)	(5,269)	1,170	953	—	(3,146)
Balance, September 30, 2023	$(25,284)	$4,815	$—	$404	$(20,065)

(1)
The foreign currency translation related to noncontrolling interests was not significant at September 30, 2024 or 2023.

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

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each time-based or performance-based option awarded. A summary of the activity of stock option awards issued and outstanding under Company plans was as follows for the nine months ended September 30, 2024:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at January 1, 2024	2,038	$16.94	5.48	$2,558
Options granted	389	13.08
Options exercised	(163)	7.52
Options forfeited/canceled/expired	(159)	17.93
Options outstanding at September 30, 2024	2,105	$16.84	5.52	$3,172
Options vested and expected to vest at September 30, 2024	2,021	$17.09	5.39	$3,009
Options exercisable at September 30, 2024	1,351	$20.52	3.81	$1,135

During the nine months ended September 30, 2024, the Company granted approximately 389,000 options to certain employees which had a grant date fair value of $6.64. For the three months ended September 30, 2024 and 2023, the amount of stock-based compensation expense was $0.3 million and $0.2 million, respectively. For the nine months ended September 30, 2024 and 2023, the amount of stock-based compensation expense related to stock options was $0.7 million and $0.5 million, respectively. As of September 30, 2024, the Company had $3.1 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 3.1 years.

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

A summary of the activity of restricted stock outstanding is as follows for the nine months ended September 30, 2024:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at January 1, 2024	3,999	$7.78
Granted	1,712	13.60
Vested	(1,904)	7.79
Forfeited/canceled	(61)	8.99
Restricted stock outstanding at September 30, 2024	3,746	$9.65

During the nine months ended September 30, 2024, the Company granted approximately 1,712,000 shares of restricted stock to certain employees and executive officers. Of these awards, 318,807 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2024, 2025 and 2026. On July 8, 2024, the Company granted 50,000 shares of restricted stock to its newly appointed Chief Financial Officer which are also market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2024, 2025 and 2026.

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

For each of the nine months ended September 30, 2024 and 2023, the Company recognized $11.6 million, of compensation expense related to its restricted stock awards. As of September 30, 2024, the Company had $24.3 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 2.6 years.

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

The Amended ESPP is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Amended ESPP are made on the last day of each month. During the nine months ended September 30, 2024 and 2023, 8,958 and 11,117 shares, respectively, of the Company's common stock were issued in connection with the Amended ESPP.

8. EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing the net income attributable to The GEO Group, Inc. available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income attributable to The GEO Group, Inc. available to common stockholders represents net income attributable to The GEO Group reduced by an allocation of earnings to participating securities. The 6.50% Exchangeable Senior Notes, which contain non-forfeitable rights to dividends declared and paid on the shares of common stock, are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Diluted EPS (as defined below) is calculated under the if-converted method and the two-class method for each class of shareholders using the weighted average number of shares attributable to each class. The calculation that results in the lowest diluted earnings per share amount for common stock is reported in the Company’s financial statements. The if-converted method includes the dilutive effect of potential common shares related to the 6.50% Exchangeable Senior Notes, if any. Basic and diluted earnings per share were calculated for the three and nine months ended September 30, 2024 and 2023 as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income	$26,289	$24,503	$16,385	$82,022
Net loss attributable to noncontrolling interests	31	16	90	71
Less: Undistributed income allocable to participating securities	-	(4,159)	(1,338)	(13,944)
Net income attributable to The GEO Group, Inc. available to common stockholders	26,320	20,360	15,137	68,149
Basic earnings per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	135,961	122,066	129,682	121,850
Per share amount	$0.19	$0.17	$0.12	$0.56
Diluted earnings per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	135,961	122,066	129,682	121,850
Dilutive effect of equity incentive plans	2,169	1,367	2,340	1,629
Weighted average shares assuming dilution	138,130	123,433	132,022	123,479
Per share amount	$0.19	$0.16	$0.11	$0.55

For the three months ended September 30, 2024, 1,512,184 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share ("EPS") because the effect would be anti-dilutive. There were 205,601 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the three months ended September 30, 2023, 2,111,272 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 1,388,495 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the nine months ended September 30, 2024, 1,378,133 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 140,010 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the nine months ended September 30, 2023, 1,558,085 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 950,770 common stock equivalents from restricted shares that were anti-dilutive for the period.

On February 24, 2021, the Company’s wholly owned subsidiary, GEO Corrections Holdings, Inc. (“GEOCH”), completed a private offering of $230 million aggregate principal amount of 6.50% Exchangeable Senior Notes. During the second and third quarters of 2024, the Company issued 12,430,285 shares of GEO common stock in connection with private exchange transactions involving approximately $229.7 million in aggregate principal amount of its outstanding 6.50% Exchangeable Senior Notes. Refer to Note 10 - Debt for further information.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

In August of 2019, the Company entered into two interest rate swap agreements in the aggregate notional amount of $44.3 million to fix the interest rate on certain of its variable rate debt to 4.22%. The Company has designated these interest rate swaps as hedges against changes in the cash flows of two identical promissory notes (the "Notes") which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the Notes and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in fair value of the interest rate swaps as accumulated other comprehensive income (loss), net of applicable taxes. Total unrealized gain recorded in other comprehensive income (loss), net of tax, related to these cash flow hedges was $0.6 million during the nine months ended September 30, 2024. The total fair value of the swap assets as of September 30, 2024 was $3.1 million and is recorded as a component of Other Non-Current assets within the accompanying consolidated balance sheets. There was no material ineffectiveness for the period presented. The Company does not expect to enter into any transactions during the next twelve months which would result in reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss). Refer to Note 10 - Debt for additional information.

10. DEBT

Debt outstanding as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Exchange Credit Agreement
Tranche 1 Loans	$—	$791,480
Unamortized premium on tranche 1 loans	—	18,359
Unamortized debt issuance costs on tranche 1 loans	—	(17,707)
Tranche 2 Loans	—	115,232
Unamortized discount on tranche 2 loans	—	(1,136)
Unamortized debt issuance costs on tranche 2 loans	—	(2,659)
Revolver	—	—
Total Exchange Credit Agreement	—	903,569
Credit Agreement
Term Loan	373,750	—
Unamortized discount on term loan	(3,525)	—
Unamortized debt issuance costs on term loan	(6,161)	—
Revolver	40,000	—
Total Credit Agreement	404,064	—
8.625% Secured Notes due 2029
Notes Due in 2029	650,000	—
Unamortized debt issuance costs	(12,624)	—
Total 8.625% Secured Notes due 2029	637,376	—
10.250% Unsecured Notes due 2031
Notes Due in 2031	625,000	—
Unamortized debt issuance costs	(11,845)	—
Total 10.25% Unsecured Notes due 2031	613,155	—
10.500% Public Second Lien Notes due 2028
Notes Due in 2028	—	286,521
Unamortized discount	—	(13,386)
Unamortized debt issuance costs	—	(7,237)
Total 10.500% Public Second Lien Notes due 2028	—	265,898
9.500% Private Second Lien Notes due 2028
Notes Due in 2028	—	239,142
Unamortized discount	—	(19,843)
Unamortized debt issuance costs	—	(6,236)
Total 9.500% Private Second Lien Notes due 2028	—	213,063
6.50% Exchangeable Senior Notes:
Notes Due in 2026	300	230,000
Unamortized debt issuance costs	—	(4,595)
Total 6.50% Exchangeable Senior Notes due 2026	300	225,405
6.00% Senior Notes:
Notes Due in 2026	—	110,858
Unamortized debt issuance costs	—	(557)
Total 6.00% Senior Notes due 2026	—	110,301
5.875% Senior Notes:
Notes Due in 2024	—	23,253
Unamortized debt issuance costs	—	(44)
Total 5.875% Senior Notes due 2024	—	23,209
Finance Lease Liabilities	740	1,280
Other debt, net of unamortized debt issuance costs	38,349	39,208
Total debt	1,693,984	1,781,933
Current portion of finance lease liabilities and long-term debt	(55,109)	(55,882)
Finance Lease Liabilities, long-term portion	(189)	(549)
Long-Term Debt	$1,638,686	$1,725,502

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

GEO used the net proceeds of the Senior Notes Offering, borrowings under the new Term Loan (defined below), and cash on hand to refinance approximately $1.5 billion of existing indebtedness, including to fund the repurchase, redemption or other discharge of the Company’s existing Tranche 1 Term Loan and Tranche 2 Term Loan under its prior senior credit facility, the 9.500% Private Second Lien Notes due 2028, the 10.500% Public Second Lien Notes due 2028, and the 6.00% Senior Notes due 2026, to pay related premiums, transaction fees and expenses, and for general corporate purposes of the Company.

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

As of September 30, 2024, the Company had $40.0 in borrowings under its revolver, and approximately $62.9 million in letters of credit which left approximately $207.1 million in additional borrowing capacity under the revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of September 30, 2024 was 10.27%.

Loss on Extinguishment of Debt and Debt Issuance Fees

In connection with the above transactions, as well as mandatory quarterly payments on its Term Loan, the Company incurred a loss on extinguishment of debt of approximately $85.3 million for the nine months ended September 30, 2024 which consisted of the write-off of existing deferred financing costs and net discount/premiums and the payment of call premiums. In addition, the Company incurred a total of approximately $35.7 million of debt issuance fees which were allocated to the new Secured Notes, new Unsecured Notes and the new Credit Agreement based on their relative fair values on the date of issuance. These debt issuance fees are being amortized over the terms of the respective agreements using the effective interest method.

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

During the second and third quarters of 2024, the Company retired $229.7 million in aggregate principal amount of its outstanding 6.50% Exchangeable Senior Notes as a result of private exchange transactions with an exchange value of approximately $410 million. The consideration consisted of cash of $229.7 million, using a combination of the net proceeds from the Senior Notes Offering and cash on hand, and 12,430,285 shares of GEO common stock. Of the total amount of shares issued, the Company issued 4,209,847 shares that were in treasury.

Other

In August of 2019, the Company entered into two identical notes in the aggregate amount of $38.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. The Company has entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at September 30, 2024 is $0.5 million of deferred loan costs incurred in the transaction. Refer to Note 9 - Derivative Financial Instruments for further information.

The Company was in compliance with its debt covenants at September 30, 2024.

Guarantees

Australia

The Company has entered into a guarantee in connection with the operating performance of a facility in Australia. The obligation amounted to approximately AUD53 million, or $36.8 million, based on exchange rates as of September 30, 2024.

As of September 30, 2024, the Company also had five other letters of credit outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling AUD13.3 million, or $9.2 million, based on exchange rates as of September 30, 2024.

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

Following mediation, the Zhang parties reached an agreement to resolve all derivative claims with the Company agreeing to adopt certain corporate governance policies. On September 6, 2024, the Zhang court entered an Order Approving Final Settlement and Final Judgment. The approval of the settlement by the Zhang court released all of the claims asserted in the Fang and Maldonado complaints as well. Thus, the Fang parties and the Maldonado parties have all agreed to dismissals with prejudice of those respective derivative actions. By this filing, the Company hereby provides notice of the respective parties’ intent for those derivative actions to be dismissed with prejudice.

Immigration Detainee Litigation

Civil immigration detainees at the Aurora ICE Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the U.S. District Court for the District of Colorado. The complaint alleges that the Company was in violation of the Colorado Minimum Wage Act ("CMWA") and the Federal Trafficking Victims Protection Act (“TVPA”). The complaint also claims that the Company was unjustly enriched based on the level of payment the detainees received for work performed in a Voluntary Work Program ("VWP") the Company is required to implement at the facility under the terms of its contract with the federal government. On July 6, 2015, the court found that detainees were not employees under the CMWA and dismissed this claim. On February 27, 2017, the court granted the plaintiffs' motion for class certification on the TVPA and unjust enrichment claims. The plaintiffs' class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the court may deem proper. On October 18, 2022, the court issued an order granting plaintiffs’ motion for summary judgment on the Company’s affirmative defenses, denying the Company’s motion for summary judgment, motion to dismiss, and motion for decertification of the class, narrowing the class period for plaintiffs’ TVPA claims, and otherwise ruling against the Company’s motions for relief. All trial dates are currently stayed by court order pending appeal of certain of GEO's defenses to the Tenth Circuit Court of Appeal. Oral argument before the Tenth Circuit was held on September 18, 2023. On October 22, 2024, the Tenth Circuit Court of Appeals issued an Order finding appellate review of GEO’s claim of immunity was premature and, therefore, the Tenth Circuit Court of Appeals was currently without jurisdiction to consider the merits of GEO’s claimed immunity.

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

Current and former detainees of the Mesa Verde ICE Processing Center and the Golden State Annex ICE Processing Center filed a class action lawsuit on July 13, 2022, against the Company in the U.S. District Court for the Eastern District of California, Fresno Division. This lawsuit is similar to the cases in Colorado, the State of Washington, and California discussed above. The complaint alleges that federal detainees who volunteer to participate in the VWP at GEO’s Mesa Verde and Golden State Annex ICE facilities are employees of GEO and entitled to the state’s minimum wage. Plaintiffs also make claims for unfair competition, unjust enrichment, human trafficking, forced labor, California's Private Attorneys General Act and retaliation. GEO filed both a motion to stay the action pending the Ninth Circuit's decision in the State of Washington lawsuits and a motion to dismiss the action in its entirety. On July 10, 2023, the court entered a stay until the Ninth Circuit rules on the State of Washington lawsuits.

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

On October 22, 2024, the Company filed a lawsuit in the U.S. District Court for the Eastern District of California against the State of California and the Kern County Public Health Department for declaratory and injunctive relief challenging the State of California’s newly enacted law – Senate Bill 1132. Senate Bill 1132 purports to empower state agencies with new inspection and investigation powers over GEO’s California facilities providing contracted services to ICE. Senate Bill 1132 also purports to impose standards prescribed by the Board of State and Community Corrections on GEO’s provision of contracted services to ICE in California.

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

Other Assessment

A state non-income tax audit completed in 2016 included tax periods for which the state tax authority had previously processed a substantial tax refund. At the completion of the audit fieldwork, the Company received a notice of audit findings disallowing deductions that were previously claimed by the Company that was approved by the state tax authority and served as the basis for the approved refund claim. In early January 2017, the Company received a formal Notice of Assessment of Taxes and Demand for Payment from the taxing authority disallowing the deductions. The Company appealed the administrative ruling. In February 2024, the Company received notice that the New Mexico Court of Appeals had ruled against its appeal. The Company appealed this ruling to the New Mexico Supreme Court by timely filing a Petition for Writ of Certiorari on April 19, 2024. On July 8, 2024, the New Mexico Supreme Court denied the Company's Petition for Writ of Certiorari. The Company had established an estimated liability (inclusive of both the audit period and the post-audit period) based on its estimate of the most probable loss based on the facts and circumstances known and the advice of outside counsel in connection with this matter. In July 2024, the Company made a payment of approximately $18.9 million towards the estimated liability related to the assessment for the audited period. Following the submission of an application in September 2024, the Company was accepted to participate in the State's managed audit program and entered into a Managed Audit Agreement (the "Agreement") with the New Mexico Taxation and Revenue Department for the post-audit period. The Agreement provides for a waiver of penalties and interest and as such, the Company recorded a favorable adjustment for penalties and interest related to the post-audit period of approximately $6.3 million in the third quarter of 2024.

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

Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing active capital projects will be approximately $67.2 million of which $45.3 million was spent through the first nine months of 2024. The Company estimates the remaining capital requirements related to these capital projects will be $21.9 million which will be spent through the remainder of 2024.

Inventories

Inventory, which consists primarily of component parts related to electronic monitoring equipment, is measured at average cost and carried at the lower of average cost or net realizable value and is approximately $36.4 million and $25.1 million at September 30, 2024 and December 31, 2023, respectively. Inventory is included in Other Non-Current Assets in the accompanying consolidated balance sheets.

Uncertain Tax Positions

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. As of September 30, 2024, the Company has a total of approximately $41.2 million of unrecognized tax benefits for uncertain tax positions. Approximately $38.9 million of this total was generated in the second quarter of 2024, and relates to interest deduction for GEO shares issued to the holders of our 6.5% Exchangeable Senior Notes due 2026. There was not a significant increase during the third quarter of 2024. Approximately all of the unrecognized tax benefits, if recognized, would impact our effective tax rate. The Company does not believe it has any existing tax positions for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months.

Idle Facilities

As of September 30, 2024, the Company was marketing (or awaiting activation) ten idle facilities to potential customers. One of the facilities, Cheyenne Mountain Recovery Center, is under a contract which has yet to be activated. The carrying values of these idle facilities are included in Property and Equipment in the accompanying consolidated balance sheets. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that can be easily transferred for use at other facilities. There was no indication of impairment related to the Company's idle facilities as of September 30, 2024 other than discussed below.

				Secure Services	Reentry Services	Total
		Secure Services	Reentry Services	Net Carrying Value	Net Carrying Value	Net Carrying Value
Facility	Year Idled	Design Capacity (beds)	Design Capacity (beds)	September 30, 2024	September 30, 2024	September 30, 2024
D. Ray James Correctional Facility	2021	1,900	—	$48,548	$—	$48,548
Northlake Correctional Facility	2022	1,800	—	72,328	—	72,328
Rivers Correctional Facility	2021	1,450	—	35,017	—	35,017
Big Spring Correctional Facility	2021	1,732	—	28,145	—	28,145
Flightline Correctional Facility	2021	1,800	—	32,400	—	32,400
McFarland Female Community Reentry Facility	2020	—	300	—	9,962	9,962
Hector Garza Center	2020	—	139	—	4,240	4,240
Cheyenne Mountain Recovery Center	2020	750	—	16,977	—	16,977
Delaney Hall	2023	1,054	—	29,152	—	29,152
Coleman Hall	2017	—	350	—	6,080	6,080
Total		10,486	789	$262,567	$20,282	$282,849

Lease Revenue

The Company leases nine of its owned facilities to unrelated parties. Six of which have a month to month term through September 2024. The carrying value of these leased facilities as of September 30, 2024 is $ 45.7 million, net of accumulated depreciation of $25.1 million. For the additional three leased facilities, one facility has a term that expires in February 2025. The carrying value of this leased facility as of September 30, 2024 was $2.3 million, net of accumulated depreciation of $0.8 million. One facility has a term of sixty-six months with one-year renewal options which base term expires in October 2028. The carrying value of this leased facility as of September 30, 2024 was $73.1 million, net of accumulated depreciation of $35.7 million. The remaining facility has a term of twenty years with renewals and expires in October 2041. The carrying value of this leased facility as of September 30, 2024 was $21.0 million, net of accumulated depreciation of $18.0 million. Rental income, included in Revenues, for leased facilities for the three months ended September 30, 2024 and 2023, was approximately $3.8 million and $3.7 million, respectively. Rental income, included in Revenues, for leased facilities for the nine months ended September 30, 2024 and 2023, was approximately $11.4 million and $7.9 million, respectively. As of September 30, 2024, future minimum rentals to be received on these leases are as follows:

Annual Rental
Year	(in thousands)
Remainder of 2024	$4,913
2025	13,293
2026	13,361
2027	13,375
2028	11,911
Thereafter	58,162
Total	$115,015

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

The Company's segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues:
U.S. Secure Services	$400,908	$385,007	$1,203,945	$1,123,507
Electronic Monitoring and Supervision Services	80,067	94,489	251,596	335,158
Reentry Services	70,112	71,375	206,902	203,192
International Services	52,038	51,914	153,539	143,028
Total revenues	$603,125	$602,785	$1,815,982	$1,804,885
Operating income from segments:
U.S. Secure Services	$79,363	$64,187	$238,373	$195,589
Electronic Monitoring and Supervision Services	33,011	46,651	109,468	166,460
Reentry Services	13,748	16,826	38,645	37,198
International Services	3,330	3,281	7,941	8,564
Operating income from segments	$129,452	$130,945	$394,427	$407,811
General and Administrative Expenses	(47,081)	(47,356)	(152,349)	(139,182)
Total Operating Income	$82,371	$83,589	$242,078	$268,629

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating income from segments	$129,452	$130,945	$394,427	$407,811
Unallocated amounts:
General and administrative expenses	(47,081)	(47,356)	(152,349)	(139,182)
Net interest expense	(42,330)	(54,457)	(139,803)	(161,296)
Loss on extinguishment of debt	(2,920)	(91)	(85,298)	(1,845)
Gain (loss) on disposition on asset divestitures/impairment	-	1,274	(2,907)	3,449
Income before income taxes and equity in earnings of affiliates	$37,121	$30,315	$14,070	$108,937

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

The Company has recorded $0.1 million in earnings, net of tax, for SACS operations during the nine months ended September 30, 2024, and $1.0 million in earnings, net of tax, for SACS operations during the nine months ended September 30, 2023, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of September 30, 2024 and December 31, 2023, the Company’s investment in SACS was $8.3 million and $9.1 million, respectively, and represents its share of cumulative reported earnings.

The Company has recorded $1.5 million in earnings, net of tax, for GEOAmey's operations during the nine months ended September 30, 2024, and $1.4 million in earnings, net of tax, for GEOAmey's operations during the nine months ended September 30, 2023, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of September 30, 2024 and December 31, 2023, the Company’s investment in GEOAmey was $10.1 million and $11.2 million, respectively, and represents its share of cumulative reported earnings.

13. BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$27,790	$26,207
Service cost	489	745
Interest cost	1,023	1,345
Actuarial gain	—	421
Benefits paid	(600)	(928)
Projected benefit obligation, end of period	$28,702	$27,790
Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	600	928
Benefits paid	(600)	(928)
Plan assets at fair value, end of period	$—	$—
Unfunded Status of the Plan	$28,702	$27,790

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Components of Net Periodic Benefit Cost
Service cost	$163	$186	$489	$559
Interest cost	341	336	1,023	1,009
Net loss	15	-	45	-
Net periodic benefit cost	$519	$522	$1,557	$1,568

The service cost and other components of net periodic benefit cost are included in General and Administrative Expenses in the accompanying consolidated statements of operations.

The long-term portion of the pension liability as of September 30, 2024 and December 31, 2023 was $27.9 million and $27.0 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

Amended and Restated Executive Retirement Agreement

The Company also has a non-qualified deferred compensation agreement with its former CEO. The agreement provides for a lump sum cash payment upon retirement, no sooner than age 55. As of September 30, 2024, the former CEO had reached age 55 and was eligible to receive the payment upon retirement.

On May 27, 2021, the Company and its former CEO entered into an Amended and Restated Executive Retirement Agreement which replaced the former CEO’s previous agreement, effective July 1, 2021. Pursuant to the terms of the Amended and Restated Executive Retirement Agreement, upon the date that the former CEO ceases to provide services to the Company, the Company will pay to the former CEO an amount equal to $3.6 million which shall be paid in cash. The payment shall be credited with interest at a rate of 5% compounded quarterly. Additionally, at the end of each calendar year provided that the former CEO is still providing services to GEO pursuant to the Executive Chairman Agreement, GEO will credit an amount equal to $1.0 million at the end of each calendar year (the “Employment Contributions Account”). The Employment Contributions Account will be credited with interest at the rate of 5% compounded quarterly. The balance of the Amended and Restated Executive Retirement Agreement was approximately $11.1 million at September 30, 2024 and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

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
•
our ability to successfully pursue an appeal to reverse the unfavorable verdict and judgments in the retrial of the lawsuits in the State of Washington, our company being required to record an accrual for the judgments in the future, and our ability to defend similar other pending litigation and the effect such litigation may have on our company;
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

At September 30, 2024, our worldwide operations include the management and/or ownership of approximately 80,000 beds at 99 secure services and community based facilities, including idle facilities, and also include the provision of community supervision services for individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

For the nine months ended September 30, 2024 and 2023, we had consolidated revenues of $1,816.0 million and $1,804.9 million, respectively. We maintained an average company-wide facility occupancy rate of approximately 88% including 68,004 active beds and excluding 11,275 idle beds, which includes those being marketed to potential customers, for the nine months ended September 30, 2024, and approximately 86% including 71,034 active beds and excluding 10,221 idle beds, which includes those being marketed to potential customers, for the nine months ended September 30, 2023.

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 29, 2024, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the year ended December 31, 2023.

Contract Developments

During the second quarter of 2024, ICE issued a task order for our company-owned 1,940-bed Adelanto ICE Processing Center in California which provides for continued funding through October 19, 2024, allowing additional time for ICE to obtain relief from previously disclosed COVID-related litigation that currently prevents full use of the Adelanto Center. On October 4, 2024, we announced that ICE has exercised a five-year option period extending the contract for our Adelanto Center through December 19, 2029.

Additionally, our 700-bed Broward Transitional Center; 1,314-bed Montgomery Processing Center; and 1,904-bed South Texas ICE Processing Center were renewed for one-year terms through August of 2025, and our Karnes County ICE Processing Center was renewed for a five-year term through August of 2029. Our 1,532-bed Aurora ICE Processing Center was also renewed for a one-year term through October of 2025.

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

Idle Facilities

We are currently marketing (or awaiting activation) 11,275 vacant beds at nine of our ten idle facilities to potential customers, with the exception of our company-owned 750-bed Cheyenne Mountain Recovery Center, which is under a contract that has not yet been activated. The carrying values of these idle facilities totaled $282.8 million as of September 30, 2024, excluding equipment and other assets that can be easily transferred for use at other facilities. Refer to Note 11 - Commitments, Contingencies and Other Matters of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2024, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of Third Quarter 2024 and Third Quarter 2023

Revenues

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$400,908	66.5%	$385,007	63.9%	$15,901	4.1%
Electronic Monitoring and Supervision Services	80,067	13.3%	94,489	15.7%	(14,422)	(15.3)%
Reentry Services	70,112	11.6%	71,375	11.8%	(1,263)	(1.8)%
International Services	52,038	8.6%	51,914	8.6%	124	0.2%
Total	$603,125	100.0%	$602,785	100.0%	$340	0.1%

U.S. Secure Services

Revenues for U.S. Secure Services increased by $15.9 million in the third quarter ended September 30, 2024 (the "Third Quarter 2024") compared to the third quarter ended September 30, 2023 (the "Third Quarter 2023") due to aggregate net increases of $20.8 million primarily due to increases in occupancies, rates and/or per diem amounts in connection with contract modifications. Partially offsetting this increase were decreases of approximately $4.9 million related to the transition of operations at the state-owned 1,536-bed Lawrenceville Correctional Center in Virginia to the Virginia Department of Corrections.

The number of compensated mandays in U.S. Secure Services facilities was relatively consistent at approximately 4.2 million in Third Quarter 2024 and Third Quarter 2023. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Secure Services facilities was 87.2% and 86.6% of capacity in the Third Quarter 2024 and Third Quarter 2023, respectively, excluding idle facilities.

Electronic Monitoring and Supervision Services

Revenues for Electronic Monitoring and Supervision Services decreased by $14.4 million in Third Quarter 2024 compared to Third Quarter 2023 primarily due to decreases in average participant counts under the Intensive Supervision and Appearance Program ("ISAP").

Reentry Services

Revenues for Reentry Services decreased by $1.3 million in Third Quarter 2024 compared to Third Quarter 2023 primarily due to decreases of $3.6 million due to contract terminations. These decreases were partially offset by aggregate net increases of $2.4 million related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals due to new day reporting center contracts.

International Services

Revenues for International Services was relatively consistent in Third Quarter 2024 compared to Third Quarter 2023. We experienced a net increase of $1.4 million primarily due to increased populations at our Australian subsidiary and our new health care contract in Australia. Partially offsetting this increase was a decrease due to foreign exchange rate fluctuations of $1.3 million.

Operating Expenses

	2024	% of Segment Revenues	2023	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$299,556	74.7%	$301,201	78.2%	$(1,645)	(0.5)%
Electronic Monitoring and Supervision Services	41,116	51.4%	41,145	43.5%	(29)	(0.1)%
Reentry Services	53,127	75.8%	50,256	70.4%	2,871	5.7%
International Services	48,118	92.5%	48,065	92.6%	53	0.1%
Total	$441,917	73.3%	$440,667	73.1%	$1,250	0.3%

U.S. Secure Services

Operating expenses for U.S. Secure Services decreased by $1.6 million in Third Quarter 2024 compared to Third Quarter 2023 primarily due to a favorable adjustment for penalties and interest upon entering into a managed audit program with the state of New Mexico taxing authorities of approximately $6.3 million. Refer to Note 11 - Commitments, Contingencies and Other Matters of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion. We also experienced a decrease of approximately $4.7 million related to the transition of operations at the state-owned 1,536-bed Lawrenceville Correctional Center in Virginia to the Virginia Department of Corrections. Partially offsetting these decreases were aggregate net increases in connection with labor and medical costs, transportation services, increased occupancies and the variable costs associated with those services of $9.4 million. Operating expenses as a percentage of segment revenue have decreased due to favorable operating margins on our new transportation contracts.

Electronic Monitoring and Supervision Services

Operating expenses for Electronic Monitoring and Supervision Services decreased slightly in Third Quarter 2024 compared to Third Quarter 2023 primarily due to decreases in variable costs related to decreases in average participant counts under ISAP.

Reentry Services

Operating expenses for Reentry Services increased by $2.9 million during Third Quarter 2024 compared to Third Quarter 2023 primarily due to aggregate net increases of $4.5 million related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals and the associated variable costs. Partially offsetting these increases was an aggregate net decrease of $1.6 million due to contract terminations.

International Services

Operating expenses for International Services increased slightly in Third Quarter 2024 compared to Third Quarter 2023 primarily due to a net decrease in operating expenses of approximately $1.5 million primarily due to lower occupancies at our Australian subsidiary offset by an increase related to foreign exchange rate fluctuations of $1.6 million.

Depreciation and Amortization

	2024	% of Segment Revenue	2023	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$21,989	5.5%	$19,619	5.1%	$2,370	12.1%
Electronic Monitoring and Supervision Services	5,940	7.4%	6,693	7.1%	(753)	(11.3)%
Reentry Services	3,237	4.6%	4,293	6.0%	(1,056)	(24.6)%
International Services	590	1.1%	568	1.1%	22	3.9%
Total	$31,756	5.3%	$31,173	5.2%	$583	1.9%

U.S. Secure Services

U.S. Secure Services depreciation and amortization expense increased in Third Quarter 2024 compared to Third Quarter 2023 primarily due to renovations at certain of our company-owned and leased facilities.

Electronic Monitoring and Supervision Services

Electronic Monitoring and Supervision Services depreciation and amortization expense decreased in Third Quarter 2024 compared to Third Quarter 2023 primarily due to certain assets becoming fully depreciated and/or amortized as well as the closing of certain ISAP locations.

Reentry Services

Reentry Services depreciation and amortization expense decreased in Third Quarter 2024 compared to Third Quarter 2023 primarily due to certain assets becoming fully depreciated and/or amortized as well as certain asset dispositions at our company-owned centers.

International Services

International Services depreciation and amortization expense was relatively consistent in Third Quarter 2024 compared to Third Quarter 2023.

General and Administrative Expenses

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$47,081	7.8%	$47,356	7.9%	$(275)	(0.6)%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes, corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses were relatively consistent in Third Quarter 2024 compared to Third Quarter 2023.

Non-Operating Expenses

Interest Income and Interest Expense

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$3,168	0.5%	$1,320	0.2%	$1,848	140.0%
Interest Expense	$45,498	7.5%	$55,777	9.3%	$(10,279)	(18.4)%

Interest income increased by $1.8 million in Third Quarter 2024 compared to Third Quarter 2023 primarily due to higher cash balances on hand domestically and internationally.

Interest expense decreased by $10.3 million in Third Quarter 2024 compared to Third Quarter 2023 primarily due to our Senior Notes Offering and new Term Loan under our new credit agreement that closed on April 18, 2024 which resulted in overall lower interest rates. We also retired the majority of our 6.50% Exchangeable Senior Notes due 2026 during the second quarter of 2024. Refer to

Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Loss on Extinguishment of Debt

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$2,920	0.5%	$91	0.0%	$2,829	3,108.8%

During Third Quarter 2024, we experienced a loss on extinguishment of debt of approximately $2.9 million which consisted of the write-off of existing deferred financing costs and the payment of call premiums in connection with mandatory payments made on our Term Loan. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

During Third Quarter 2023, we made a mandatory quarterly prepayment on our Tranche 1 and Tranche 2 loans under our prior senior credit facility. In connection with the prepayment, we wrote off a proportionate amount of related deferred loan costs and discount/premium.

Gain on Asset Divestitures/Impairment

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Gain on Asset Divestitures/Impairment	$—	(—)%	$1,274	0.2%	$(1,274)	(100.0)%

During Third Quarter 2023, we experienced a gain on asset divestiture primarily due to the sale of our company-owned 900-bed Albert Bo Robinson Assessment and Treatment Center.

Income Tax Provision

	2024	Effective Rate	2023	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$11,664	31.4%	$6,521	21.5%	$5,143	78.9%

The provision for income taxes and the effective tax rate both increased in Third Quarter 2024 compared to the Third Quarter 2023. The increase in the effective tax rate is primarily due to the lower pre-tax income level for the Nine Months 2024 compared to 2023, while the higher provision is due to the higher effective tax rate and increased pre-tax income in Third Quarter 2024 compared to Third Quarter 2023. In Third Quarter 2024 and Third Quarter 2023, there was a $0.3 million and $2.1 million net discrete tax benefit, respectively. In Third Quarter 2024 and Third Quarter 2023 there was no discrete tax expense or benefit related to stock compensation that vested during the respective quarters. We estimate our 2024 annual effective tax rate to be in the range of approximately 31% to 33%, exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates, net of Income Tax Provision	$832	0.1%	$709	0.1%	$123	17.3%

Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates was relatively consistent during Third Quarter 2024 compared to Third Quarter 2023.

Comparison of Nine Months 2024 and Nine Months 2023

Revenues

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$1,203,945	66.3%	$1,123,507	62.2%	$80,438	7.2%
Electronic Monitoring and Supervision Services	251,596	13.9%	335,158	18.6%	(83,562)	(24.9)%
Reentry Services	206,902	11.4%	203,192	11.3%	3,710	1.8%
International Services	153,539	8.5%	143,028	7.9%	10,511	7.3%
Total	$1,815,982	100%	$1,804,885	100.0%	$11,097	0.6%

U.S. Secure Services

Revenues for U.S. Secure Services increased by $80.4 million in the nine months ended September 30, 2024 (the "Nine Months 2024") compared to the nine months ended September 30, 2023 (the "Nine Months 2023") due to aggregate increases of $14.6 million primarily due to the activation of new transportation contracts as well as our lease with the Oklahoma Department of Corrections for our company-owned Great Plains Correctional Facility which commenced on May 1, 2023. In addition, we experienced aggregate net increases in rates and/or per diem amounts in connection with contract modifications, transportation services and increased occupancies of $70.7 million. Partially offsetting these increases were decreases of approximately $4.9 million related to the transition of operations at the state-owned 1,536-bed Lawrenceville Correctional Center in Virginia to the Virginia Department of Corrections.

The number of compensated mandays in U.S. Secure Services facilities was approximately 12.7 million in Nine Months 2024 and 12.5 million in Nine Months 2023. We experienced an aggregate net increase of approximately 200,000 mandays primarily due to increased occupancies as discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Secure Services facilities was 87.7% and 86.2% of capacity in the Nine Months 2024 and Nine Months 2023, respectively, excluding idle facilities.

Electronic Monitoring and Supervision Services

Revenues for Electronic Monitoring and Supervision Services decreased by $83.6 million in Nine Months 2024 compared to Nine Months 2023 primarily due to decreases in average participant counts under ISAP.

Reentry Services

Revenues for Reentry Services increased by $3.7 million in Nine Months 2024 compared to Nine Months 2023 primarily due to increases of $3.9 million due to new day reporting center contracts. We also experienced a net aggregate increase of $10.3 million primarily related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals. These increases were partially offset by decreases of $10.5 million due to contract terminations.

International Services

Revenues for International Services increased by $10.5 million in Nine Months 2024 compared to Nine Months 2023 primarily due to a net increase of $22.1 million due to increased populations at our Australian subsidiary and our new health care contract in Australia. Partially offsetting this increase was a decrease due to foreign exchange rate fluctuations of $11.6 million.

Operating Expenses

	2024	% of Segment Revenues	2023	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$901,841	74.9%	$869,233	77.4%	$32,608	3.8%
Electronic Monitoring and Supervision Services	123,419	49.1%	147,144	43.9%	(23,725)	(16.1)%
Reentry Services	158,080	76.4%	153,078	75.3%	5,002	3.3%
International Services	143,781	93.6%	132,832	92.9%	10,949	8.2%
Total	$1,327,121	73.1%	$1,302,287	72.2%	$24,834	1.9%

U.S. Secure Services

Operating expenses for U.S. Secure Services increased by $32.6 million in Nine Months 2024 compared to Nine Months 2023 primarily due to aggregate net increases in connection with labor and medical costs, transportation services, increased occupancies and the variable costs associated with those services of $35.1 million. We also experienced an increase of $7.3 million primarily related to new transportation contracts. Partially offsetting these increases were decreases of approximately $3.5 million related to the transition of operations at the state-owned 1,536-bed Lawrenceville Correctional Center in Virginia to the Virginia Department of Corrections. We also experienced a favorable adjustment for penalties and interest upon entering into a managed audit program with the state of New Mexico taxing authorities of approximately $6.3 million. Refer to Note 11 - Commitments, Contingencies and Other Matters of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion. Operating expenses as a percentage of segment revenue have decreased due to favorable operating margins on our new transportation contracts.

Electronic Monitoring and Supervision Services

Operating expenses for Electronic Monitoring and Supervision Services decreased by $23.7 million in Nine Months 2024 compared to Nine Months 2023 primarily due to decreases in variable costs related to decreases in average participant counts under ISAP.

Reentry Services

Operating expenses for Reentry Services increased by $5.0 million during Nine Months 2024 compared to Nine Months 2023 primarily due to aggregate net increases of $8.8 million related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals and the associated variable costs. We also experienced an increase of $2.8 million primarily due to new day reporting center contracts. Partially offsetting these increases was an aggregate net decrease of $6.6 million due to contract terminations.

International Services

Operating expenses for International Services increased by $10.9 million in Nine Months 2024 compared to Nine Months 2023 primarily due to a net increase of approximately $9.3 million primarily due to expenses associated with increased populations and our new health care contract in Australia. We also experienced an increase related to foreign exchange rate fluctuations of $1.6 million.

Depreciation and Amortization

	2024	% of Segment Revenue	2023	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$63,731	5.3%	$58,685	5.2%	$5,046	8.6%
Electronic Monitoring and Supervision Services	18,709	7.4%	21,554	6.4%	(2,845)	(13.2)%
Reentry Services	10,177	4.9%	12,916	6.4%	(2,739)	(21.2)%
International Services	1,817	1.2%	1,632	1.1%	185	11.3%
Total	$94,434	5.2%	$94,787	5.3%	$(353)	(0.4)%

U.S. Secure Services

U.S. Secure Services depreciation and amortization expense increased in Nine Months 2024 compared to Nine Months 2023 primarily due to renovations at certain of our company-owned and leased facilities.

Electronic Monitoring and Supervision Services

Electronic Monitoring and Supervision Services depreciation and amortization expense decreased in Nine Months 2024 compared to Nine Months 2023 primarily due to certain assets becoming fully depreciated and/or amortized as well as the closing of certain ISAP locations.

Reentry Services

Reentry Services depreciation and amortization expense decreased in Nine Months 2024 compared to Nine Months 2023 primarily due to certain assets becoming fully depreciated and/or amortized as well as certain asset dispositions at our company-owned centers.

International Services

International Services depreciation and amortization expense was relatively consistent in Nine Months 2024 compared to Nine Months 2023.

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$152,349	8.4%	$139,182	7.7%	$13,167	9.5%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes, corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased by $13.2 million in Nine Months 2024 compared to Nine Months 2023 primarily due to increases in certain transaction fees related to our private exchange transactions involving our convertible notes of $3.5 million, certain compensation adjustment decreases during Nine Months 2023 of $4.1 million, with the remaining increase due to increases in business development, consulting and other administrative expenses.

Non-Operating Expenses

Interest Income and Interest Expense

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$7,634	0.4%	$3,785	0.2%	$3,849	101.7%
Interest Expense	$147,437	8.1%	$165,081	9.1%	$(17,644)	(10.7)%

Interest income increased by $3.8 million in Nine Months 2024 compared to Nine Months 2023 primarily due to higher cash balances on hand domestically and internationally.

Interest expense decreased by $17.6 million in Nine Months 2024 compared to Nine Months 2023 primarily due to our Senior Notes Offering and new Term Loan under our new credit agreement that closed on April 18, 2024 which resulted in overall lower interest rates. We also retired the majority of our 6.50% Exchangeable Senior Notes due 2026 during Nine Months 2024. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Loss on Extinguishment of Debt

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$85,298	4.7%	$1,845	0.1%	$83,453	4523.2%

During Nine Months 2024, we completed a Senior Note Offering and also made mandatory prepayments on our Term Loan which resulted in a loss on extinguishment of debt of approximately $85.3 million which consisted of the write-off of existing deferred financing costs and net discount/premiums and the payment of call premiums. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

During Nine Months 2023, we made a mandatory quarterly prepayment on our Tranche 1 and Tranche 2 loans under our prior senior credit facility. In connection with the prepayment, we wrote off a proportionate amount of related deferred loan costs and discount/premium.

(Loss) Gain on Asset Divestitures/Impairment

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
(Loss) Gain on Asset Divestitures/Impairment	$(2,907)	(0.2)%	$3,449	0.2%	$(6,356)	(184.3)%

During Nine Months 2024, we experienced an impairment loss of approximately $2.3 million related to two of our Company-owned facilities. We also donated a parcel of undeveloped land in Kern County, California which resulted in a loss on asset divestiture of approximately $0.6 million.

During Nine Months 2023, we experienced a gain on asset divestitures primarily due to the sale of vacant land located in South Dallas County, Texas and the sale of our company-owned 900-bed Albert Bo Robinson Assessment and Treatment Center.

Income Tax (Benefit) Provision

	2024	Effective Rate	2023	Effective Rate	$ Change	% Change
	(Dollars in thousands)
(Benefit from) provision for Income Taxes	$(644)	(4.6)%	$30,036	27.6%	$(30,680)	(102.1)%

The provision for income taxes and the effective tax rate decreased in the Nine Months 2024 compared to Nine Months 2023. The decrease in the provision for income taxes is primarily due to the lower pre-tax income level for Nine Months 2024 compared to Nine Months 2023. In Nine Months 2024 and Nine Months 2023, there was a $5.4 million and $2.0 million net discrete tax benefit, respectively. Included in the net discrete tax benefit from income taxes in Nine Months 2024 and Nine Months 2023 was a $1.0 million discrete tax benefit and a $0.9 million discrete tax expense related to stock compensation that vested during the respective periods. Also included in the net discrete tax benefit from income taxes in the Nine Months 2024 was a $3.5 million discrete tax benefit from the interest deduction related to GEO shares issued to the holders of our 6.5% Exchangeable Senior Notes due 2026 that participated in private exchange transactions. We estimate our 2024 annual effective tax rate to be in the range of approximately 31% to 33%, exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates, net of Income Tax Provision	$1,671	0.1%	$3,121	0.2%	$(1,450)	(46.5)%

Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates decreased during Nine Months 2024 compared to Nine Months 2023 due to unfavorable insurance adjustments at SACS.

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

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing active capital projects will be approximately $67.2 million of which $45.3 million was spent through September 30, 2024. We estimate that the remaining capital requirements related to these capital projects will be $21.9 million which will be spent through the remainder of 2024.

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

With these transactions, as well as the private exchange transactions involving our 6.50% Exchangeable Notes due 2026 discussed below, we have been able to push out substantially all of our debt maturities out to 2029 and 2031.

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

During the second and third quarters of 2024, the Company exchanged approximately $229.7 million of aggregate principal amount of its outstanding 6.50% Exchangeable Senior Notes in private exchange transactions for an exchange value of approximately $410 million. The consideration consisted of cash and shares of GEO common stock. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

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

We consider opportunities for future business and/or asset acquisitions or dispositions as we deem appropriate when market conditions present opportunities. If we are successful in our pursuit of any new projects, our cash on hand, cash flows from operations and borrowings under the new Credit Agreement may not provide sufficient liquidity to meet our capital needs and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the Secured Notes, the indenture governing the Unsecured Notes, the indenture governing our Convertible Notes and our Credit Agreement. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse effect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we were in compliance with our debt covenants as of September 30, 2024 and we expect to continue to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

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

Summarized statement of operations (in thousands):

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net operating revenues	$1,653,091	$1,652,780
Income from operations	219,260	254,779
Net (loss) income	(4,113)	65,343
Net (loss) income attributable to The GEO Group, Inc.	(4,113)	65,343

Summarized balance sheets (in thousands):

	September 30, 2024	December 31, 2023
Current assets	$416,735	$455,746
Noncurrent assets (a)	3,012,593	3,028,140
Current liabilities	346,442	354,503
Noncurrent liabilities (b)	1,922,780	1,997,130

(a) Includes amounts due from non-guarantor subsidiaries of $59.3 million and $50.0 million as of September 30, 2024 and December 31, 2023, respectively.

(b) Includes amounts due to non-guarantor subsidiaries of $47.8 million and $31.5 million as of September 30, 2024 and December 31, 2023, respectively.

Off-Balance Sheet Arrangements

Except as discussed in the notes to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements.

Cash Flow

Cash, cash equivalents and restricted cash and cash equivalents as of September 30, 2024 was $118.4 million compared to $206.2 million as of September 30, 2023.

Operating Activities

Net cash provided by operating activities amounted to $223.8 million for the nine months ended September 30, 2024 versus net cash provided by operating activities of $230.1 million for the nine months ended September 30, 2023. Cash provided by operating activities during the nine months ended September 30, 2024 was positively impacted by non-cash expenses such as depreciation and amortization, loss on asset divestitures/impairment, loss on extinguishment of debt, amortization of debt issuance costs, discount and/or premium and other non-cash interest, dividends received from unconsolidated joint ventures and stock-based compensation expense. Equity in earnings of affiliates, net of tax and realized/unrealized gain on investments negatively impacted cash. Accounts receivable, prepaid expenses and other assets decreased in total by $7.3 million, representing a positive impact on cash. The decrease was primarily driven by the timing of billings and collections. Accounts payable, accrued expenses and other liabilities increased by $3.6 million which positively impacted cash. The increase was primarily driven by the timing of payments.

Net cash provided by operating activities for the nine months ended September 30, 2023 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, loss on extinguishment of debt, amortization of debt issuance costs, discount and/or premium and other non-cash interest, dividends received from unconsolidated joint ventures and stock-based compensation expense. Equity in earnings of affiliates, net of tax, gain on assets held for sale and realized/unrealized gain on investments negatively impacted cash. Accounts receivable, prepaid expenses and other assets decreased in total by $45.1 million, representing a positive impact on cash. The decrease was primarily driven by the favorable timing of billings and collections. Accounts payable, accrued expenses and other liabilities decreased by $9.7 million which negatively impacted cash. The decrease was primarily driven by the timing of payments.

Investing Activities

Net cash used in investing activities of $80.3 million during the nine months ended September 30, 2024 was primarily the result of capital expenditures of $57.9 million, proceeds from sale of marketable securities of $9.4 million and purchases of marketable securities of $31.7 million. Net cash used in investing activities of $35.8 million during the nine months ended September 30, 2023 was primarily the result of capital expenditures of $53.6 million, proceeds from sale of real estate and other assets of $15.1 million and proceeds from sale of property and equipment of $2.7 million.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2024 was approximately $186.1 million compared to net cash used in financing activities of $128.8 million during the nine months ended September 30, 2023. Net cash used in financing activities during the nine months ended September 30, 2024 was primarily the result of proceeds from long-term debt of $1,720.5 million, proceeds from borrowings on revolver of $40.0 million, payments on long-term debt of $1,873.9 million, payments for call premiums of $35.6 million, debt issuance costs of $30.6 million and taxes paid related to net share settlement of equity awards of $7.5 million. Net cash used in financing activities during the nine months ended September 30, 2023 was primarily the result of payments on long-term debt of $131.4 million, taxes paid related to net share settlement of equity awards of $3.4 million partially offset by proceeds from sale of treasury shares of $5.8 million.

Non-GAAP Measures

EBITDA is defined as net income adjusted by adding provision for (benefit from) income tax, interest expense, net of interest income and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for (gain) loss on asset divestitures/impairment, pre-tax, net loss attributable to non-controlling interests, stock-based compensation expenses, pre-tax, start-up expenses, pre-tax, transaction fees, pre-tax, close-out expenses, pre-tax, ATM equity program expenses, pre-tax and other non-cash revenues and expenses, pre-tax, and certain other adjustments as defined from time to time.

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

Our reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income	$26,289	$24,503	$16,385	$82,022
Add:
Income tax (benefit) provision *	11,861	6,588	(132)	30,617
Interest expense, net of interest income **	45,250	54,548	225,101	163,141
Depreciation and amortization	31,756	31,173	94,434	94,787
EBITDA	$115,156	$116,812	$335,788	$370,567
Add (Subtract):
(Gain) loss on asset divestitures/impairment, pre-tax	—	(1,274)	2,907	(3,449)
Net loss attributable to noncontrolling interests	31	16	90	71
Stock-based compensation expenses, pre-tax	3,534	3,116	12,322	12,052
ATM equity program expenses, pre-tax	—	—	264	—
Transaction expenses, pre-tax	371	—	3,468	—
Start-up expenses, pre-tax	—	—	507	—
Close-out expenses, pre-tax	472	—	2,345	—
Other non-cash revenues and expenses, pre-tax	(928)	—	(2,161)	(687)
Adjusted EBITDA	$118,636	$118,670	$355,530	$378,554
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

We continue to be encouraged by the current landscape of growth opportunities; however, any positive trends may, to some extent, be adversely impacted by government budgetary constraints or any changes to a government's willingness to maintain or grow public-private partnerships in the future. While state finances overall are stable, future budgetary pressures may cause state agencies to pursue a number of cost savings initiatives which may include reductions in per diem rates and/or the scope of services provided by private operators or the decision to not re-bid a contract after expiration of the contract term. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Additionally, if state budgetary constraints, as discussed above, develop, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Any positive trends in the industry may be offset by several factors, including budgetary constraints, contract modifications, contract terminations, contract non-renewals, contract re-bids and/or the decision to not re-bid a contract after expiration of the contract term and the impact of any other potential changes to the willingness or ability to maintain or grow public-private partnerships on the part of other government agencies. We believe we have a strong relationship with our government agency partners and we believe that we operate facilities that maximize security, safety and efficiency while offering our suite of GEO Continuum of Care programs, services and resources. In our Secure Services segment, we have over 18,000 available beds across contracted and idle facilities to support any future federal government capacity needs.

Internationally, we are exploring opportunities in our current markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk.

With respect to our reentry services, electronic monitoring services, and community-based services business, we are currently pursuing a number of business development opportunities. Related to opportunities for community-based reentry services, we are working with our existing federal, state, and local clients to leverage new opportunities for both residential reentry facilities as well as non-residential day reporting centers. With respect to the Department of Homeland Security's ISAP, since 2023 and into 2024, there has been a decline in ISAP participants as a result of recent changes in immigration and budgetary pressures. However, in the fourth quarter of 2024, the daily ISAP participant counts have been increasing. We are focused on delivering high quality services and developing new and innovative technology solutions. To this end, we launched VeriWatch, a new wrist-worn GPS tracking device that allows for real-time and discrete monitoring of individuals under community supervision. We continue to expend resources on informing federal, state and local governments about the benefits of public-private partnerships, and we anticipate that there will be new opportunities in the future as those efforts continue to yield results. We believe we are well positioned to capitalize on any suitable opportunities that become available in this area.

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related costs represented approximately 69% and 66% of our operating expenses during the nine months ended September 30, 2024 and 2023, respectively. Additional significant operating expenses include food, utilities and medical costs. During the nine months ended September 30, 2024 and 2023, operating expenses totaled approximately 73% and 72%, respectively, of our consolidated revenues. We expect our operating expenses as a percentage of revenues in 2024 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. We also expect that our operating expenses will be impacted by the effect of inflation on costs related to personnel, utilities, insurance, and medical and food, among other operational costs. During 2024, we will incur carrying costs for facilities that are currently vacant.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During each of the nine months ended September 30, 2024 and 2023, general and administrative expenses totaled approximately 8%, of our consolidated revenues. We expect general and administrative expenses as a percentage of revenues in 2024 to remain consistent or decrease as a result of cost savings initiatives.

Idle Facilities

We are currently marketing (or awaiting activation) 11,275 vacant beds at seven U.S. Secure Services and at three of our Reentry Services idle facilities to potential customers. One of our U.S. Secure Services idle facilities, the 750-bed Cheyenne Mountain Recovery Center, is currently under a contract that has not yet been activated. The annual net carrying cost of our idle facilities in 2024 is estimated to be $28.5 million, including depreciation expense of $13.7 million. As of September 30, 2024, these ten facilities had a combined net book value of $282.8 million. We currently do not have any firm commitment or agreement in place to activate the idle facilities (except for the Cheyenne Mountain Recovery Center). Historically, some facilities have been idle for multiple years before they received a new contract award. These idle facilities are included in the U.S. Secure Services and Reentry Services segments. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if the remaining idle facilities were to be activated using our U.S. Secure Services and Reentry Services average per diem rates in 2024 (calculated as the U.S. Secure Services and Reentry Services revenue divided by the number of U.S. Secure Services and Reentry Services mandays) and based on the average occupancy rate in our facilities through September 30, 2024, we would expect to receive incremental annualized revenue of approximately $357 million and an annualized increase in earnings per share of approximately $0.36 to $0.40 per share based on our average operating margins.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Credit Agreement. Payments under the Credit Agreement are indexed to a variable interest rate. Based on borrowings outstanding under the Credit Agreement of approximately $413.8 million and approximately $63 million in outstanding letters of credit, as of September 30, 2024, for every one percent increase in the average interest rate applicable to the Credit Agreement, our total annual interest expense would have increased by approximately $4 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the Australian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of September 30, 2024, every 10 percent change in historical currency rates would have approximately a $8.2 million effect on our financial position and approximately a $0.4 million impact on our results of operations during the nine months ended September 30, 2024.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting during the quarter ended September 30, 2024.

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

Following mediation, the Zhang parties reached an agreement to resolve all derivative claims with the Company agreeing to adopt certain corporate governance policies. On September 6, 2024, the Zhang court entered an Order Approving Final Settlement and Final Judgment. The approval of the settlement by the Zhang court released all of the claims asserted in the Fang and Maldonado complaints as well. Thus, the Fang parties and the Maldonado parties have all agreed to dismissals with prejudice of those respective derivative actions. By this filing, the Company hereby provides notice of the respective parties’ intent for those derivative actions to be dismissed with prejudice.

Immigration Detainee Litigation

Civil immigration detainees at the Aurora ICE Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the U.S. District Court for the District of Colorado. The complaint alleges that the Company was in violation of the Colorado Minimum Wage Act ("CMWA") and the Federal Trafficking Victims Protection Act (“TVPA”). The complaint also claims that the Company was unjustly enriched based on the level of payment the detainees received for work performed in a Voluntary Work Program ("VWP") the Company is required to implement at the facility under the terms of its contract with the federal government. On July 6, 2015, the court found that detainees were not employees under the CMWA and dismissed this claim. On February 27, 2017, the court granted the plaintiffs' motion for class certification on the TVPA and unjust enrichment claims. The plaintiffs' class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the court may deem proper. On October 18, 2022, the court issued an order granting plaintiffs’ motion for summary judgment on the Company’s affirmative defenses, denying the Company’s motion for summary judgment, motion to dismiss, and motion for decertification of the class, narrowing the class period for plaintiffs’ TVPA claims, and otherwise ruling against the Company’s motions for relief. All trial dates are currently stayed by court order pending appeal of certain of GEO's defenses to the Tenth Circuit Court of Appeal. Oral argument before the Tenth Circuit was held on September 18, 2023. On October 22, 2024, the Tenth Circuit Court of Appeals issued an Order finding appellate review of GEO’s claim of immunity was premature and, therefore, the Tenth Circuit Court of Appeals was currently without jurisdiction to consider the merits of GEO’s claimed immunity.

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

Current and former detainees of the Mesa Verde ICE Processing Center and the Golden State Annex ICE Processing Center filed a class action lawsuit on July 13, 2022, against the Company in the U.S. District Court for the Eastern District of California, Fresno Division. This lawsuit is similar to the cases in Colorado, the State of Washington, and California discussed above. The complaint alleges that federal detainees who volunteer to participate in the VWP at GEO’s Mesa Verde and Golden State Annex ICE facilities are employees of GEO and entitled to the state’s minimum wage. Plaintiffs also make claims for unfair competition, unjust enrichment, human trafficking, forced labor, California's Private Attorneys General Act and retaliation. GEO filed both a motion to stay the action pending the Ninth Circuit's decision in the State of Washington lawsuits and a motion to dismiss the action in its entirety. On July 10, 2023, the court entered a stay until the Ninth Circuit rules on the State of Washington lawsuits.

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

On October 22, 2024, the Company filed a lawsuit in the U.S. District Court for the Eastern District of California against the State of California and the Kern County Public Health Department for declaratory and injunctive relief challenging the State of California’s newly enacted law – Senate Bill 1132. Senate Bill 1132 purports to empower state agencies with new inspection and investigation powers over GEO’s California facilities providing contracted services to ICE. Senate Bill 1132 also purports to impose standards prescribed by the Board of State and Community Corrections on GEO’s provision of contracted services to ICE in California.

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

Other Assessment

A state non-income tax audit completed in 2016 included tax periods for which the state tax authority had previously processed a substantial tax refund. At the completion of the audit fieldwork, the Company received a notice of audit findings disallowing deductions that were previously claimed by the Company that was approved by the state tax authority and served as the basis for the approved refund claim. In early January 2017, the Company received a formal Notice of Assessment of Taxes and Demand for Payment from the taxing authority disallowing the deductions. The Company appealed the administrative ruling. In February 2024, the Company received notice that the New Mexico Court of Appeals had ruled against its appeal. The Company appealed this ruling to the New Mexico Supreme Court by timely filing a Petition for Writ of Certiorari on April 19, 2024. On July 8, 2024, the New Mexico Supreme Court denied the Company's Petition for Writ of Certiorari. The Company had established an estimated liability (inclusive of both the audit period and the post-audit period) based on its estimate of the most probable loss based on the facts and circumstances known and the advice of outside counsel in connection with this matter. In July 2024, the Company made a payment of approximately $18.9 million towards the estimated liability related to the assessment for the audited period. Following the submission of an application in September 2024, the Company was accepted to participate in the State's managed audit program and entered into a Managed Audit Agreement (the "Agreement") with the New Mexico Taxation and Revenue Department for the post-audit period. The Agreement provides for a waiver of penalties and interest and as such, the Company recorded a favorable adjustment for penalties and interest related to the post-audit period of approximately $6.3 million in the third quarter of 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2024 to July 31, 2024	89	$12.09	—	$—
August 1, 2024 to August 31, 2024	—	$—	—	$—
September 1, 2024 to September 30, 2024	—	$—	—	$—
Total	89		—

(1) We withheld 89 shares through net settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees. These transactions were not part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS.

(A)
Exhibits

10.1

Form of Exchange Agreement, dated as of August 30, 2024, by and between The GEO Group, Inc. and the applicable Noteholder (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 6, 2024).

31.1	SECTION 302 CEO Certification. *

31.2	SECTION 302 CFO Certification. *

32.1	SECTION 906 CEO Certification. *

32.2	SECTION 906 CFO Certification. *

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2024, has been formatted in Inline XBRL (included with the Exhibit 101 attachments).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date:	November 12, 2024	/s/ Mark J. Suchinski
Mark J. Suchinski
Chief Financial Officer
(duly authorized officer and principal financial officer)